Form 10-Q
period 1996-03-31
CHEESECAKE FACTORY INCORPORATED
filed 1996-05-15
CIK 887596

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549


                                  FORM 10-Q

                               QUARTERLY REPORT
                        Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996     Commission File Number 0-20574
                               _______________

                     THE CHEESECAKE FACTORY INCORPORATED
            (Exact Name of Registrant as Specified in its Charter)

           Delaware                                         51-0340466
   (State or other jurisdiction                           (IRS Employer
of incorporation or organization)                      Identification No.)

      26950 Agoura Road
   Calabasas Hills, California                               91301
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:      (818) 880-9323

                               _______________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X        No ___


     As of May 8, 1996, 10,862,108 shares of the registrant's Common Stock, $.01 par value, were outstanding.

            THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                                    INDEX

                                                                         Page
                                                                        Number

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

    Consolidated Balance Sheets - March 31, 1996 and December 31, 1995.... 1

    Consolidated Statements of Operations - Thirteen weeks ended
      March 31, 1996 and April 2, 1995.................................... 2

    Consolidated Statements of Cash Flows - Thirteen weeks ended
      March 31, 1996 and April 2, 1995.................................... 3

    Notes to Consolidated Financial Statements - March 31, 1996........... 4-5


  Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations............................................. 6-9



PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K................................ 10

  Signatures.............................................................. 11

                         PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                    March 31,     December 31,
                  ASSETS                              1996            1995
                                                  ____________    ____________
Current assets:
  Cash and cash equivalents                       $ 6,498,860     $10,077,713
  Marketable securities                             4,191,875       4,154,525
  Accounts receivable                               1,384,715       2,213,317
  Other miscellaneous receivables                   2,893,585       2,674,276
  Due from affiliates, officers and employees          85,809         621,771
  Inventories                                       2,979,655       2,711,805
  Preopening expenses                               5,684,211       6,103,182
  Prepaid expenses                                    779,858       1,022,558
                                                  ____________    ____________
    Total current assets                           24,498,568      29,579,147
                                                  ____________    ____________

Property and equipment, net                        58,365,273      54,445,425
                                                  ____________    ____________

Other assets:
  Marketable securities                             2,802,461       2,768,427
  Other miscellaneous receivables                   2,987,684       3,129,901
  Deferred income taxes                               338,089         363,786
  Other                                             2,387,024       1,479,876
                                                  ____________    ____________
    Total other assets                              8,515,258       7,741,990
                                                  ____________    ____________

      Total assets                                $91,379,099     $91,766,562
                                                  ============    ============


       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term obligations                          $  -----        $  -----
  Accounts payable                                  6,104,476       9,312,877
  Income taxes payable                                912,015          75,296
  Other accrued expenses                            4,116,842       3,835,851
  Deferred income taxes                             2,336,328       2,336,328
                                                  ____________    ____________
    Total current liabilities                      13,469,661      15,560,352
                                                  ____________    ____________

Stockholders' equity:
  Preferred Stock, $.01 par value, 5,000,000
   shares authorized, none issued and outstanding    -----           -----
  Common Stock, $.01 par value, 30,000,000
   shares authorized; 10,856,008 and 10,853,508
   issued and outstanding, respectively               108,560         108,535
  Additional paid-in capital                       54,145,718      54,112,418
  Retained earnings                                24,035,626      22,411,408
  Marketable securities valuation account            (380,466)       (426,151)
                                                  ____________    ____________
    Total stockholders' equity                     77,909,438      76,206,210
                                                  ____________    ____________

      Total liabilities and stockholders' equity  $91,379,099     $91,766,562
                                                  ============    ============

 The accompanying notes are an integral part of these consolidated statements.

                  THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                               Thirteen weeks    Thirteen weeks
                                               ended March 31,   ended April 2,
                                                     1996             1995
                                               _______________  _______________
Revenues:
  Restaurant sales                                $31,110,969      $21,355,986
  Bakery sales                                      4,269,029        3,613,663
                                               _______________  _______________
    Total revenues                                 35,379,998       24,969,649
                                               _______________  _______________

Costs and expenses:
  Cost of food, beverages and supplies              9,214,802        6,381,172
  Bakery costs                                      1,786,756        1,421,073
  Operating expenses:
    Labor                                          10,850,700        7,763,496
    Occupancy and other                             5,215,251        3,677,578
  General and administrative expenses               3,479,024        2,276,539
  Depreciation and amortization expenses            2,507,510        1,191,995
                                               _______________  _______________
    Total costs and expenses                       33,054,043       22,711,853
                                               _______________  _______________

Income from operations                              2,325,955        2,257,796

Interest income                                       120,467          382,750
Interest expense                                     -----            -----
Other income (expense), net                            14,517            9,162
                                               _______________  _______________

Income before income taxes                          2,460,939        2,649,708
Income tax provision                                  836,719          852,514
                                               _______________  _______________

Net income                                        $ 1,624,220      $ 1,797,194
                                               ===============  ===============

Net income per share:
  Primary                                         $       .15      $       .17
                                               ===============  ===============
  Weighted average shares outstanding              10,941,118       10,629,684
                                               ===============  ===============

  Fully diluted                                   $       .15      $       .17
                                               ===============  ===============
  Weighted average shares outstanding              11,147,788       10,835,558
                                               ===============  ===============

 The accompanying notes are an integral part of these consolidated statements.

                THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                Thirteen weeks   Thirteen weeks
                                                ended March 31,  ended April 2,
                                                     1996            1995
                                                 ______________  ______________
Cash flows from operating activities:
 Net income                                        $ 1,624,220     $ 1,797,194
 Adjustments to reconcile net income to cash
  provided by operating activities:
  Depreciation and amortization                      2,507,510       1,191,995
  Loss on held-to-maturity securities                 -----                330
  Loss on available-for-sale securities               -----              9,640
  Deferred income taxes                               -----            146,238
  Changes in assets and liabilities:
   Accounts receivable                                 828,602         476,359
   Other miscellaneous receivables                     (77,092)        588,404
   Due from affiliates, officers and employees         535,962            (115)
   Inventories                                        (267,850)       (122,253)
   Preopening expenses                                (899,897)       (815,492)
   Prepaid expenses                                    119,063         633,393
   Other                                              (919,582)       (246,084)
   Accounts payable                                 (3,208,401)       (379,357)
   Income taxes payable                                836,719         563,377
   Other accrued expenses                              280,991        (316,607)
                                                 ______________  ______________
   Cash provided by operating activities             1,360,245       3,527,022
                                                 ______________  ______________

Cash flows from investing activities:
 Additions to property and equipment                (4,972,423)     (5,645,511)
 Investments in held-to-maturity securities           -----           -----
 Sales of held-to-maturity securities                 -----          1,547,878
 Investments in available-for-sale securities         -----           (643,287)
 Sales of available-for-sale securities               -----          1,340,565
                                                 ______________  ______________
   Cash used by investing activities                (4,972,423)     (3,400,355)
                                                 ______________  ______________

Cash flows from financing activities:
 Common stock issued                                        25             437
 Proceeds from exercise of employee stock options       33,300         338,425
                                                 ______________  ______________
   Cash provided by financing activities                33,325         338,862
                                                 ______________  ______________

Net change in cash and cash equivalents             (3,578,853)        465,529
Cash and cash equivalents at beginning of period    10,077,713         397,753
                                                 ______________  ______________

Cash and cash equivalents at end of period         $ 6,498,860     $   863,282
                                                 ==============  ==============

Supplemental disclosures:
 Interest paid                                     $  -----        $  -----
                                                 ==============  ==============
 Income taxes paid                                 $  -----        $   142,900
                                                 ==============  ==============

 The accompanying notes are an integral part of these consolidated statements.

               THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  March 31, 1996
                                   (Unaudited)




NOTE A - BASIS OF PRESENTATION

     The accompanying consolidated financial statements of The Cheesecake Factory Incorporated and Subsidiaries (the "Company") for the thirteen weeks ended March 31, 1996 and April 2, 1995 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet data presented herein for December 31, 1995 was derived from the Company's audited consolidated financial statements for the fiscal year then ended. The financial statements presented herein have not been audited by independent public accountants, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

     Effective January 3, 1994, the Company adopted SFAS No. 115,
"Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires the Company to report available-for-sale securities at fair value, with unrealized gains and losses excluded from the earnings and reported as a separate component of stockholders' equity until realized.
Debt securities that the Company expects to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities not classified as either held-to-maturity securities or trading securities (bought and held principally for the purpose of selling those securities in the near term) are classified as available-for-sale securities and reported at fair value. Fair value is determined by the most recently traded price of the security at the balance sheet date, plus any accrued interest. Net realized gains or losses are determined on the specified identification cost method. Unrealized losses in market value on available-for-sale securities are recognized, net of tax effect, in a valuation allowance as a separate component of stockholders' equity. As of March 31, 1996, all of the Company's investments in marketable securities were classified as available-for-sale securities.

     Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1995.

               THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  March 31, 1996
                                   (Unaudited)


Note B - MARKETABLE SECURITIES

     Marketable securities consisted of the following as of March 31, 1996:

                                                         Unrealized    Balance
                                                           (Loss)       Sheet
      Classification               Cost     Fair Value      Gain        Amount      Maturity
_______________________________________________________________________________________________________________
Current assets:

Available-for-sale securities:

Preferred stocks and warrants  $2,010,000   $1,707,500   $(302,500)   $1,707,500   No maturity dates

U.S. Treasury Notes             2,501,172    2,484,375     (16,797)    2,484,375   November 1996
                               _________________________________________________

 Total                         $4,511,172   $4,191,875   $(319,297)   $4,191,875
                               =================================================

Other assets:

Available-for-sale securities:

Corporate bonds                $3,077,641   $2,802,461   $(275,180)   $2,802,461   February 1998 to August 2013
                               _________________________________________________

 Total                         $3,077,641   $2,802,461   $(275,180)   $2,802,461
                               =================================================


NOTE C - NET INCOME PER SHARE

     Net income per common share calculations are based on the weighted average number of common shares and common share equivalents outstanding during the thirteen week periods ended March 31, 1996 and April 2, 1995. Primary net income per share amounts for the thirteen week period ended March 31, 1996 are based on the weighted average number of shares outstanding during the period, increased by the common equivalent shares (vested and exercisable stock options) determined using the treasury stock method. Fully diluted net income per share amounts for the thirteen week period ended March 31, 1996 are based on the weighted average number of shares outstanding during the period, increased by the common equivalent shares (vested and exercisable stock options as well as nonvested and contingently exercisable stock options) determined using the treasury stock method, utilizing the higher of the average market price or ending market price for the Company's common stock for the measurement period. The treasury stock method of calculating dilutive common equivalent shares was not utilized for the thirteen week period ended April 2, 1995 due to immateriality; therefore, the amount presented for that period has not been restated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table presents for the thirteen weeks ended March 31, 1996 and April 2, 1995 the Consolidated Statements of Operations of the Company expressed as percentages of total revenues. The results of operations for the first thirteen weeks of fiscal 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

                                                    Thirteen      Thirteen
                                                   weeks ended   weeks ended
                                                    March 31,     April 2,
                                                      1996          1995
                                                _____________________________
                                                        %             %
        Revenues:
          Restaurant sales                            87.9          85.5
          Bakery sales                                12.1          14.5
                                                     _____         _____
            Total revenues                           100.0         100.0
                                                     _____         _____

        Costs and expenses:
          Cost of food, beverages, and supplies       26.0          25.6
          Bakery costs                                 5.1           5.7
          Operating expenses:
            Labor                                     30.7          31.1
            Occupancy and other                       14.7          14.7
          General and administrative expenses          9.8           9.1
          Depreciation and amortization expenses       7.1           4.8
                                                     _____         _____
            Total costs and expenses                  93.4          91.0
                                                     _____         _____

        Income from operations                         6.6           9.0
        Interest income                                0.3           1.6
        Interest expense                               -.-           -.-
        Other income (expense), net                    -.-           -.-
                                                     _____         _____

        Income before income taxes                     6.9          10.6
        Income tax provision                           2.3           3.4
                                                     _____         _____
        Net income                                     4.6           7.2
                                                     =====         =====



General

     The Company's revenues are derived from restaurant sales and bakery sales to other restaurants and wholesalers/retailers. Certain expenses relate to restaurant sales (cost of food, beverages and supplies) or to bakery sales (bakery costs), while other expenses relate to both restaurant and bakery sales (operating expenses including occupancy, general and administrative expenses, and depreciation and amortization expenses).

     Statements contained herein which are not historical facts are forward looking statements. Important factors which could cause the Company's actual results to differ materially from those projected in, or inferred by, forward looking statements are (but are not necessarily limited to) the following: the impact of increasing competition in the upscale casual dining segment of the restaurant industry; changes in general economic conditions which impact consumer spending for restaurant occasions; adverse weather conditions which cause the underutilization of outdoor patio seating available at many of the Company's restaurants; unforeseen events which increase the cost to develop and/or delay the development and opening of new restaurants; unexpected increases in the cost of raw materials, labor, and other resources necessary to operate both the restaurants and the bakery; technological difficulties and duplicative/inefficient costs associated with the Company's transition to, and its temporary underutilization of, its new bakery production facility; the amount and rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support the expanded operations of both the restaurants and the bakery; the availability, amount, type, and cost of financing for the Company and any changes to that financing; the revaluation of any of the Company's assets (and related expenses); and the amount of, and any changes to, tax rates.



Results of Operations

Current Year Quarter v. Prior Year Quarter

     The Company's total revenues increased 42% to $35.4 million versus
$25.0 million for the same quarter of the prior year. Restaurant sales increased 46% to $31.1 million versus $21.4 million for the quarter ended April 2, 1995. This $9.7 million increase sales was attributable to a $1.5 million (7.3%) increase in comparable restaurant sales for the quarter and $8.2 million from the opening of new restaurants. The 7.3% increase in comparable restaurant sales was comprised of a 1.2% increase in customer count coupled with a 6.1% increase in the average guest check amount. Sales in comparable restaurants benefited from favorable weather comparisons in the Company's Southern California market (where six of the Company's 14 restaurants are located and where rainy weather impacted sales during the same quarter of the prior year) and the impact of an approximate 2.5% effective menu price increase that was taken in all restaurants during the December 1995 - January 1996 period.

     Bakery sales increased 18% to $4.3 million versus $3.6 million for the same quarter in the prior year. This increase was principally attributable to increased wholesale sales to supermarkets, warehouse clubs, and other large foodservice retailers and distributors.

     Cost of food, beverages and supplies for the restaurants was $9.2 million versus $6.4 million for the comparable quarter last year. The related increase of $2.8 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, these costs decreased slightly to 29.6% in 1996 versus 29.9% for the same quarter of the prior year.

     Bakery costs, which include raw materials, packaging, and other production-related supplies, were $1.8 million versus $1.4 million for the comparable quarter in 1995. The related increase of $0.4 million was primarily attributable to the 18% increase in bakery sales for the quarter ended March 31, 1996. As a percentage of bakery sales, bakery costs increased to 41.9% in 1996 versus 39.3% for the comparable 1995 period. This increase was principally due to slightly higher costs for certain commodities (particularly flour and chocolate) and lower profit margins realized on sales to certain large customers, particularly supermarkets and warehouse clubs. During fiscal 1996, the Company will experience certain inefficient production costs associated with the transition of its production operations to its new production facility. However, once the transition is fully completed, the Company expects to realize a gradual improvement in its production operating leverage.

     Operating expenses, including labor and occupancy, increased to $16.1 million compared $11.4 million for the comparable quarter of the prior year. This increase of $4.7 million was principally attributable to the opening of new restaurants and increased business activity in existing operations. As a percentage of total revenues, operating expenses decreased slightly to 45.4% for the quarter ended March 31, 1996 versus 45.8% in the same quarter of the prior year. Operating expenses principally consist of labor (and related fringe benefits), rent (and associated occupancy costs), laundry, maintenance and cleaning, utilities, repairs, and other operating expenses for both the restaurants and the bakery. With respect to bakery operations, the Company will experience increased fixed and semi-fixed operating costs during fiscal 1996 which are attributable to the transition of bakery production operations to the new production facility, which has four to five times the productive capacity of the former facility.

     General and administrative expenses increased 53% to $3.5 million in 1996 versus $2.3 million for the comparable 1995 quarter. This increase of $1.2 million was principally attributable to variable selling and administrative expenses associated with the 46% increase in total revenues for the quarter ended March 31, 1996, as well as increased investments in the corporate support infrastructure for both the restaurants and the bakery. As a percentage of total revenues, general and administrative expenses increased to 9.8% in 1996 versus 9.1% in 1995. General and administrative expenses principally consist of bakery product development and promotional/administrative expenses, certain restaurant administrative expenses (credit card discounts, insurance, and other administrative expenses), restaurant supervision costs, and corporate support expenses. The Company plans to continue to strengthen its restaurant and bakery support infrastructures during fiscal 1996. Additionally, the Company plans to aggressively pursue additional national accounts business for its new bakery production facility, which will involve continuing investments in product development and promotional programs.

     Depreciation and amortization increased 110% to $2.5 million in 1996 versus $1.2 million for the comparable 1994 quarter. This increase of $1.3 million was attributable to higher preopening cost amortization ($0.8 million), higher depreciation expense related to the new bakery production facility ($0.2 million), and higher depreciation related to four additional restaurants in operation, exclusive of preopening cost amortization ($0.3 million). The Company defers preopening costs until the opening of new restaurants and then amortizes the deferred costs over the 12-month period immediately following the respective openings. During fiscal 1996, preopening cost amortization comparisons versus the respective amounts for fiscal 1995 will continue to be unfavorable, as the Company will be simultaneously amortizing the preopening costs associated with four restaurants which opened during fiscal 1995 in addition to those associated with the planned fiscal 1996 openings of four to five additional restaurants.

     As a percentage of revenues, interest income decreased 1.3 percentage points to 0.3% for the quarter ended March 31, 1996. This reduction was attributable to lower levels of investments in marketable securities on hand, reflecting the Company's increased capital expenditure activity for new restaurants and the new bakery facility. The Company currently expects its effective tax rate for fiscal 1996 to be approximately 34%, which will be significantly higher than the 26.2% effective tax rate for fiscal 1995. The lower effective tax rate for fiscal 1995 principally reflected the impact of significant research and state investment tax credits associated with the development and construction of the new bakery production facility.



Liquidity and Capital Resources

     Following is a summary of the Company's key liquidity measurements for the thirteen week periods ended March 31, 1996, December 31, 1995, and April 2, 1995:

                                      Thirteen Week Periods Ended
                                      ___________________________
                                    March 31, December 31, April 2,
                                      1996        1995       1995
                                      ____        ____       ____
                                      (dollar amounts in millions)
                                      ____________________________
 Cash and marketable securities
   on hand, end of period             $13.5      $17.0      $28.7
 Cash provided by operations          $ 1.4      $ 5.3      $ 3.5
 Capital expenditures                 $ 5.0      $ 5.3      $ 5.6
 Net working capital, end of period   $11.0      $14.0      $ 9.5
 Current ratio, end of period         1.8:1      1.9:1      2.1:1

     During the trailing twelve months ended March 31, 1996, the Company's total amount of cash and marketable securities on hand decreased by $15.2 million to $13.5 million. This decrease was principally due to capital expenditures for new restaurants and the new bakery production facility which totaled $28.8 million during the same period.

     The Company requires capital primarily for the development and construction of new restaurants. The Company has historically leased the land and building shells for its restaurants; however, the Company has expended cash for leasehold improvements and fixtures, furnishings, and equipment. During fiscal 1996, the Company plans to open four to five new restaurants which will require total capital expenditures of approximately $18-$19 million. Additionally, capital expenditures of approximately $1-$2 million will be required to fully complete the new bakery production facility. An additional $1-$2 million of maintenance-related capital expenditures will also be required during fiscal 1996. Total anticipated capital expenditures of $20-$23 million for fiscal 1996 are expected to be financed through a combination of cash and marketable securities on hand, cash provided by operations, landlord construction contributions (when available), and drawdowns on the Company's $10 million revolving credit facility which was established in February 1996. During fiscal 1996, the Company will seek to obtain additional debt and/or equity capital to finance its planned restaurant expansion in fiscal 1997 and thereafter. The Company may seek other sources of financing, including equipment financing or the sale/leaseback of assets comprising its headquarters and bakery production facility. There can be no assurance that any additional financing will be available on favorable terms, if at all.

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits.  None.
(b)  Reports on Form 8-K.  None.

                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE CHEESECAKE FACTORY
                                    INCORPORATED


Date: May 8, 1996                   By: /s/ DAVID M. OVERTON
                                         David M. Overton
                                         Chairman of the Board, President,
                                          Chief Executive and Operating Officer


                                    By: /s/ GERALD W. DEITCHLE
                                         Gerald W. Deitchle
                                         Senior Vice President and
                                          Chief Financial Officer