Form 10-Q
period 1996-06-30
CHEESECAKE FACTORY INCORPORATED
filed 1996-08-14
CIK 887596

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                               QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996      COMMISSION FILE NUMBER 0-20574

                                ---------------

                     THE CHEESECAKE FACTORY INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                          51-0340466
  ---------------------------------                         -------------------
    (STATE OR OTHER JURISDICTION                               (IRS EMPLOYER
  OF INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

           26950 AGOURA ROAD
     CALABASAS HILLS, CALIFORNIA                                   91301
- ---------------------------------------                     -------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:            (818) 880-9323

                                ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                   -----    -----

     As of August 8, 1996, 10,910,958 shares of the registrant's Common Stock, $.01 par value, were outstanding.

             THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                                    INDEX


                                                                         PAGE
                                                                        NUMBER

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets - June 30, 1996 and
             December 31, 1995..........................................    1

           Consolidated Statements of Operations - Thirteen weeks and
             twenty-six weeks ended June 30, 1996 and July 2, 1995......    2

           Consolidated Statements of Cash Flows - Twenty-six weeks
             ended June 30, 1996 and July 2, 1995. .....................    3

           Notes to Consolidated Financial Statements - June 30, 1996...   4-5


  Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations ...............................   6-10


PART II.  OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K...........................    11

  Signatures...........................................................    12

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

             THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                    JUNE 30,      DECEMBER 31,
                   ASSETS                             1996            1995
                                                  -----------     ------------
Current assets:
  Cash and cash equivalents                       $ 8,327,451      $10,077,713
  Marketable securities                             4,244,850        4,154,525
  Accounts receivable                               2,073,946        2,213,317
  Other miscellaneous receivables                   2,885,421        2,674,276
  Due from affiliates, officers and employees         139,873          621,771
  Inventories                                       3,559,391        2,711,805
  Preopening expenses                               6,439,071        6,103,182
  Prepaid expenses                                  1,089,423        1,022,558
                                                  -----------      -----------
    Total current assets                           28,759,426       29,579,147
                                                  -----------      -----------

Property and equipment, net                        60,399,611       54,445,425
                                                  -----------      -----------

Other assets:
  Marketable securities                             2,700,965        2,768,427
  Other miscellaneous receivables                   5,149,907        3,129,901
  Deferred income taxes                               319,322          363,786
  Other                                             2,406,099        1,479,876
                                                  -----------      -----------
    Total other assets                             10,576,293        7,741,990
                                                  -----------      -----------

      Total assets                                $99,735,330      $91,766,562
                                                  ===========      ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term bank borrowings                      $ 3,000,000      $    --
  Accounts payable                                  7,380,520        9,312,877
  Income taxes payable                                909,189           75,296
  Other accrued expenses                            5,409,122        3,835,851
  Deferred income taxes                             2,336,328        2,336,328
                                                  -----------      -----------
    Total current liabilities                      19,035,159       15,560,352
                                                  -----------      -----------
Stockholders' equity:
  Preferred Stock, $.01 par value,
    5,000,000 shares authorized,
    none issued and outstanding                        --               --
  Common Stock, $.01 par value,
    30,000,000 shares authorized;
    10,907,958 and 10,853,508 issued
    and outstanding, respectively                     109,079          108,535
  Additional paid-in capital                       54,840,365       54,112,418
  Retained earnings                                26,097,829       22,411,408
  Marketable securities valuation account            (347,102)        (426,151)
                                                  -----------      -----------
    Total stockholders' equity                     80,700,171       76,206,210
                                                  -----------      -----------

      Total liabilities and stockholders'
        equity                                    $99,735,330      $91,766,562
                                                  ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

             THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS



                                    THIRTEEN WEEKS     THIRTEEN WEEKS     TWENTY-SIX WEEKS     TWENTY-SIX WEEKS
                                    ENDED JUNE 30,      ENDED JULY 2,       ENDED JUNE 30,       ENDED JULY 2,
                                         1996               1995                1996                 1995
                                    --------------     --------------     ----------------     ----------------
Revenues
  Restaurant sales                   $33,745,418        $24,544,577         $64,856,387           $45,900,563
  Bakery sales                         5,464,878          3,952,524           9,733,907             7,566,187
                                     -----------        -----------         -----------           -----------
    Total revenues                    39,210,296         28,497,101          74,590,294            53,466,750
                                     -----------        -----------         -----------           -----------

Costs and expenses
  Cost of food, beverages and
    supplies                           9,937,608          7,439,805          19,152,410            13,820,978
  Bakery costs                         2,293,841          1,635,204           4,080,597             3,056,277
  Operating expenses:
    Labor                             12,599,066          8,609,502          23,449,766            16,372,998
    Occupancy and other                5,520,062          3,978,875          10,735,313             7,656,453
  General and administrative
    expenses                           3,435,051          2,546,450           6,914,075             4,822,989

  Depreciation and amortization
    expenses                           2,586,479          1,400,081           5,093,989             2,592,076
                                     -----------        -----------         -----------           -----------
    Total costs and expenses          36,372,107         25,609,917          69,426,150            48,321,771
                                     -----------        -----------         -----------           -----------
Income from operations                 2,838,189          2,887,184           5,164,144             5,144,979

Interest income                          135,156            328,014             255,623               710,765
Interest (expense)                       (18,271)                 0             (18,271)                    0
Other income                              45,477             94,732              59,994               103,894
                                     -----------        -----------         -----------           -----------

Income before income taxes             3,000,551          3,309,930           5,461,490             5,959,638
Income tax provision                     938,350            932,092           1,775,069             1,784,606
                                     -----------        -----------         -----------           -----------

Net income                           $ 2,062,201        $ 2,377,838         $ 3,686,421           $ 4,175,032
                                     ===========        ===========         ===========           ===========

Earnings per share:
  Primary                            $       .19        $       .22         $       .34           $       .39
                                     ===========        ===========         ===========           ===========
  Weighted average shares
    outstanding                       10,945,398         10,719,241          10,943,258            10,674,462
                                     ===========        ===========         ===========           ===========
  Fully diluted                      $       .19        $       .22         $       .33           $       .38
                                     ===========        ===========         ===========           ===========
  Weighted average shares
    outstanding                       11,124,854         10,879,863          11,136,321            10,877,506
                                     ===========        ===========         ===========           ===========

The accompanying notes are an integral part of these consolidated financial statements.

             THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                           TWENTY-SIX WEEKS    TWENTY-SIX WEEKS
                                            ENDED JUNE 30,       ENDED JULY 2,
                                                 1996                 1995
                                           ----------------    ----------------
Cash flows from operating activities:
  Net income                                  $ 3,686,421        $  4,175,032
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and amortization               5,093,989           2,592,076
    (Gain) loss on asset sale                      (4,500)             --
    Loss on held-to-maturity securities            --                     330
    Loss on available-for-sale securities          13,478               4,714
    Deferred income taxes                          --                 329,417
    Changes in assets and liabilities:
      Accounts receivable                         139,371             176,613
      Other miscellaneous receivables          (2,231,151)            617,811
      Due from affiliates, officers
        and employees                             481,898               5,172
      Inventories                                (847,586)           (113,533)
      Preopening expenses                      (2,983,164)         (1,789,640)
      Prepaid expenses                           (265,755)           (780,439)
      Other                                    (1,046,830)            (77,661)
      Accounts payable                         (1,932,357)          1,247,317
      Income taxes payable                        833,893             389,665
      Other accrued expenses                    1,573,271           1,445,807
                                              -----------        ------------
      Cash provided by operating activities     2,510,978           8,222,681
                                              -----------        ------------
Cash flows from investing activities:
  Additions to property and equipment          (8,081,403)        (15,167,879)
  Sale of property and equipment                    4,500              --
  Sales of held-to-maturity securities             --               2,569,082
  Investments in available-for-sale
    securities                                     --              (1,124,287)
  Sales of available-for-sale securities           87,172           4,026,832
                                              -----------        ------------
      Cash used by investing activities        (7,989,731)         (9,696,252)
                                              -----------        ------------
Cash flows from financing activities:
  Proceeds from short-term bank borrowings      3,000,000              --
  Common stock issued                                 544               1,978
  Proceeds from exercise of employee
    stock options                                 727,947           2,409,871
                                              -----------        ------------
      Cash provided by financing activities     3,728,491           2,411,849
                                              -----------        ------------
Net change in cash and cash equivalents        (1,750,262)            938,278
Cash and cash equivalents at beginning of
  period                                       10,077,713             397,753
                                              -----------        ------------
Cash and cash equivalents at end of period    $ 8,327,451        $  1,336,031
                                              ===========        ============
Supplemental disclosures:
  Interest paid                               $    18,116        $     --
                                              ===========        ============
  Income taxes paid                           $   941,176        $  1,065,252
                                              ===========        ============

The accompanying notes are an integral part of these consolidated financial statements.

             THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1996


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of The Cheesecake Factory Incorporated and Subsidiaries (the "Company") for the thirteen weeks and twenty-six weeks ended June 30, 1996 and July 2, 1995 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet data presented herein for December 31, 1995 was derived from the Company's audited consolidated financial statements for the fiscal year then ended. The financial statements presented herein for the thirteen weeks and twenty-six weeks ended June 30, 1996 include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

     Effective January 3, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires the Company to report available-for-sale securities at fair value, with unrealized gains and losses excluded from the earnings and reported as a separate component of stockholders' equity until realized. Debt securities that the Company expects to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities not classified as either held-to-maturity securities or trading securities (bought and held principally for the purpose of selling those securities in the near term) are classified as available-for-sale securities and reported at fair value. Fair value is determined by the most recently traded price of the security at the balance sheet date, plus any accrued interest. Net realized gains or losses are determined on the specified identification cost method. Unrealized losses in market value on available-for-sale securities are recognized, net of tax effect, in a valuation allowance as a separate component of stockholders' equity. As of June 30, 1996, all of the Company's investments in marketable securities were classified as available-for-sale securities.

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

             THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1996


NOTE B - MARKETABLE SECURITIES

     Marketable securities consisted of the following as of June 30, 1996:

                                                                     UNREALIZED      BALANCE
                                                                       (LOSS)         SHEET
           CLASSIFICATION                 COST        FAIR VALUE        GAIN          AMOUNT           MATURITY
- -------------------------------------------------------------------------------------------------------------------------------
Current assets:

Available-for-sale securities:

Preferred stocks and warrants          $2,010,000     $1,755,000     $(255,000)     $1,755,000     No maturity dates

  U.S. Treasury Notes                   2,501,172      2,489,850       (11,322)      2,489,850     November 1996
                                       -------------------------------------------------------
    Total                              $4,511,172     $4,244,850     $(266,322)     $4,244,850
                                       =======================================================
Other assets:

Available-for-sale securities:

  Corporate bonds                      $2,976,990     $2,700,965     $(276,025)     $2,700,965     February 1998 to August 2013
                                       -------------------------------------------------------
    Total                              $2,976,990     $2,700,965     $(276,025)     $2,700,965
                                       =======================================================

NOTE C - NET INCOME PER SHARE

  Net income per common share calculations are based on the weighted average number of common shares and common share equivalents outstanding during the thirteen week and twenty-six week periods ended June 30, 1996 and July 2, 1995. Primary net income per share amounts for the thirteen week and twenty-six week periods ended June 30, 1996 are based on the weighted average number of shares outstanding during the periods, increased by the common equivalent shares (vested and exercisable stock options) determined using the treasury stock method. Fully diluted net income per share amounts for the thirteen week and twenty-six week periods ended June 30, 1996 are based on the weighted average number of shares outstanding during the periods, increased by the common equivalent shares (vested and exercisable stock options as well as nonvested and contingently exercisable stock options) determined using the treasury stock method, utilizing the higher of the average market price or ending market price for the Company's common stock for the measurement period. The treasury stock method of calculating dilutive common equivalent shares was not utilized for the thirteen week and twenty-six week periods ended July 2, 1995 due to immateriality; therefore, the amounts presented for those periods have not been restated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table presents for the thirteen weeks and the twenty-six weeks ended June 30, 1996 and July 2, 1995 the Consolidated Statements of Operations of the Company expressed as percentages of total revenues. The results of operations for the first twenty-six weeks of fiscal 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

                                          THIRTEEN        THIRTEEN       TWENTY-SIX      TWENTY-SIX
                                         WEEKS ENDED     WEEKS ENDED     WEEKS ENDED     WEEKS ENDED
                                          JUNE 30,         JULY 2,        JUNE 30,         JULY 2,
                                            1996             1995           1996            1995
                                         -----------------------------------------------------------
                                              %               %              %               %
Revenues:
  Restaurant sales                          86.1            86.1            87.0            85.8
  Bakery sales                              13.9            13.9            13.0            14.2
                                           -----           -----           -----           -----
    Total revenues                         100.0           100.0           100.0           100.0
                                           -----           -----           -----           -----

Costs and expenses:
  Cost of food, beverages, and supplies     25.3            26.1            25.6            25.9
  Bakery costs                               5.9             5.7             5.5             5.7
  Operating expenses:
    Labor                                   32.1            30.2            31.4            30.6
    Occupancy and other                     14.1            14.0            14.5            14.3
  General and administrative expenses        8.8             8.9             9.3             9.0
  Depreciation and amortization
    expenses                                 6.6             5.0             6.8             4.9
                                           -----           -----           -----           -----
    Total costs and expenses                92.8            89.9            93.1            90.4
                                           -----           -----           -----           -----

Income from operations                       7.2            10.1             6.9             9.6
Interest income                              0.2             1.2             0.3             1.3
Interest expense                             --              --              --              --
Other income (expense), net                  0.1             0.3             0.1             0.2
                                           -----           -----           -----           -----
Income before income taxes                   7.5            11.6             7.3            11.1
Income tax provision                         2.3             3.3             2.4             3.3
                                           -----           -----           -----           -----

Net income                                   5.2             8.3             4.9             7.8
                                           =====           =====           =====           =====


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

RESULTS OF OPERATIONS

CURRENT YEAR QUARTER VS. PRIOR YEAR QUARTER

    The Company's total revenues increased 38% to $39.2 million versus $28.5 million for the same quarter of the prior year. Restaurant sales increased 38% to $33.7 million versus $24.5 million for the quarter ended July 2, 1995. This $9.2 million increase was attributable to a $1.5 million (6.3%) increase in comparable restaurant sales for the quarter and $7.7 million from the opening of new restaurants. Sales in comparable restaurants benefited from generally favorable weather conditions (which enabled the effective utilization of outdoor patio seating available at several of the restaurants) and the impact of an approximate 2.5% effective menu price increase that was taken in all restaurants during the December 1995 - January 1996 period.

    Bakery sales increased 38% to $5.5 million versus $3.9 million for the same quarter in the prior year. This increase was principally attributable to increased wholesale sales to supermarkets, warehouse clubs, and other large-account foodservice retailers and distributors.

    Cost of food, beverages and supplies for the restaurants was $9.9 million versus $7.4 million for the comparable quarter last year. The related increase of $2.5 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, these costs decreased slightly to 29.5% in 1996 versus 30.3% for the same quarter of the prior year.

    Bakery costs, which include raw materials, packaging, and other production-related supplies, were $2.3 million versus $1.6 million for the comparable quarter in 1995. The related increase of $0.7 million was primarily attributable to the 38% increase in bakery sales for the quarter ended June 30, 1996. As a percentage of bakery sales, bakery costs increased to 42.0% in 1996 versus 41.4% for the comparable 1995 quarter. This increase was principally due to slightly higher costs and usage of certain ingredients and lower profit margins realized on sales to certain large customers, particularly supermarkets and warehouse clubs. During fiscal 1996, the Company will experience certain inefficient production costs associated with the transition of its production operations to its new production facility. However, once the transition is fully completed, the Company believes that the opportunity will exist to realize a gradual improvement in the operating leverage of the new production facility.

    Operating expenses, including labor and occupancy, increased to $18.1 million compared to $12.6 million for the comparable quarter of the prior year. This increase of $5.5 million was principally attributable to the opening of new restaurants, increased business activity in existing operations, and the impact of the new bakery production facility. As a percentage of total revenues, operating expenses increased to 46.2% for the quarter ended June 30, 1996 versus 44.2% for the same quarter of the prior year. This increase was principally attributable to new restaurant openings, higher bakery labor costs associated with the transition to, and start up of, the new production facility, and increased operating costs of a fixed and semi-fixed nature associated with the estimated four-fold increase in capacity with the new production facility. Operating expenses principally consist of labor (and related fringe benefits), rent (and associated occupancy costs), laundry, maintenance and cleaning, utilities, repairs, and other operating expenses for both the restaurants and the bakery. Operating expense comparisons will be unfavorable for the remainder of fiscal 1996 principally as a result of the increased fixed and semi-fixed costs associated with the new bakery production facility.

    General and administrative expenses increased 35% to $3.4 million in 1996 versus $2.5 million for the comparable 1995 quarter. This increase of $0.9 million was principally attributable to variable selling and administrative expenses associated with the 38% increase in total revenues for the quarter ended June 30, 1996, as well as increased investments in the support infrastructure for both the restaurants and the bakery. As a percentage of total revenues, general and administrative expenses decreased slightly to 8.8% in 1996 versus 8.9% in 1995. General and administrative expenses principally consist of bakery product development and promotional/administrative expenses, certain restaurant administrative expenses (credit card discounts, insurance, and other administrative expenses), restaurant supervision costs, and corporate support expenses. The Company plans to continue to strengthen its restaurant and bakery support infrastructures during fiscal 1996. Additionally, the Company plans to aggressively pursue additional national accounts business for its new bakery production facility, which will involve continuing investments in product development and promotional programs.

    Depreciation and amortization increased 85% to $2.6 million in 1996 versus $1.4 million for the comparable 1995 quarter. This increase of $1.2 million was attributable to higher restaurant preopening cost amortization ($0.6 million), higher depreciation and amortization expense related to the new bakery production facility ($0.3 million), and increased depreciation expense related to four additional restaurants in operation, exclusive of preopening cost amortization ($0.3 million). The Company defers preopening costs until the opening of new restaurants and then amortizes the deferred costs over the 12-month period immediately following the respective openings. During the remainder of fiscal 1996, preopening cost amortization comparisons versus the respective amounts for fiscal 1995 will continue to be unfavorable, as the Company will be simultaneously amortizing the preopening costs associated with four restaurants which opened during fiscal 1995 in addition to those associated with the planned fiscal 1996 openings of four additional restaurants.

    As a percentage of revenues, interest income decreased 1.0 percentage points to 0.2% for the quarter ended June 30, 1996. This reduction was attributable to lower levels of investments in marketable securities on hand, reflecting the Company's increased capital expenditure activity for new restaurants and the new bakery facility. The Company currently expects its effective tax rate for fiscal 1996 to be approximately 32.5%, which will be significantly higher than the 26.2% effective tax rate for fiscal 1995. The lower effective tax rate for fiscal 1995 principally reflected the impact of significant research and state investment tax credits associated with the development and construction of the new bakery production facility.

CURRENT YEAR-TO-DATE VS. PRIOR YEAR-TO-DATE

    For the twenty-six weeks ended June 30, 1996, the Company's total revenues increased 40% to $74.6 million versus $53.5 million for the same period of the prior year. Restaurant sales increased 41% to $64.9 million versus $45.9 million for the twenty-six weeks ended July 2, 1995. This $19.0 million increase was attributable to a $3.1 million (6.8%) increase in comparable restaurant sales for the quarter and $15.9 million from the opening of new restaurants.

    Bakery sales increased 29% to $9.7 million versus $7.6 million for the same period of the prior year. This increase was principally attributable to increased wholesale sales to supermarkets, warehouse clubs, and other large-account foodservice retailers and distributors.

    Cost of food, beverages and supplies for the restaurants was $19.2 million versus $13.8 million for the comparable quarter last year. The related increase of $5.4 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, these costs decreased slightly to 29.5% in 1996 versus 30.1% for the same period of the prior year.

    Bakery costs, which include raw materials, packaging, and other production-related supplies, were $4.1 million versus $3.1 million for the comparable period in 1995. The related increase of $1.0 million was primarily attributable to the 29% increase in bakery sales for the twenty-six weeks ended June 30, 1996. As a percentage of bakery sales, bakery costs increased to 41.9% in 1996 versus 40.4% for the comparable 1995 period. This increase was principally due to slightly higher costs and usage of certain ingredients and lower profit margins realized on sales to certain large customers, particularly supermarkets and warehouse clubs.

    Operating expenses, including labor and occupancy, increased to $34.2 million compared to $24.0 million for the comparable period of the prior year. This increase of $10.2 million was principally attributable to the opening of new restaurants, increased business activity in existing operations, and the impact of the new bakery production facility. As a percentage of total revenues, operating expenses increased to 45.8% for the twenty-six weeks ended June 30, 1996 versus 44.9% for the same period of the prior year. This increase was principally attributable to new restaurant openings, higher bakery labor costs associated with the transition to, and start up of, the new production facility, and increased operating costs of a fixed and semi-fixed nature associated with the estimated four-fold increase in capacity with the new production facility.

    General and administrative expenses increased 43% to $6.9 million in 1996 versus $4.8 million for the comparable 1995 period. This increase of $2.1 million was principally attributable to variable selling and administrative expenses associated with the 40% increase in total revenues for the twenty-six weeks ended June 30, 1996, as well as increased investments in the support infrastructure for both the restaurants and the bakery. As a percentage of total revenues, general and administrative expenses increased slightly to 9.3% in 1996 versus 9.0% in 1995.

    Depreciation and amortization increased 97% to $5.1 million in 1996 versus $2.6 million for the comparable 1995 period. This increase of $2.5 million was attributable to higher preopening cost amortization ($1.4 million), higher depreciation and amortization expense related to the new bakery production facility ($0.5 million), and increased depreciation expense related to four additional restaurants in operation, exclusive of preopening cost amortization ($0.6 million).

    As a percentage of revenues, interest income decreased 1.0 percentage points to 0.3% for the twenty-six weeks ended June 30, 1996. This reduction was attributable to lower levels of investments in marketable securities on hand, reflecting the Company's increased capital expenditure activity for new restaurants and the new bakery facility.

LIQUIDITY AND CAPITAL RESOURCES

    Following is a summary of the Company's key liquidity measurements for the twenty-six week periods ended June 30, 1996, December 31, 1995, and July 2, 1995:

                                            TWENTY-SIX WEEK PERIODS ENDED
                                        -------------------------------------
                                        JUNE 30,     DECEMBER 31,     JULY 2,
                                          1996           1995          1995
                                        --------     ------------     -------
                                             (DOLLAR AMOUNTS IN MILLIONS)

  Cash and marketable securities
    on hand, end of period               $15.3          $17.0          $26.3
  Cash provided by operations            $ 2.5          $ 4.6          $ 8.2
  Capital expenditures                   $ 8.1          $14.2          $15.2
  Net working capital, end of period     $ 9.7          $14.0          $ 7.5
  Current ratio, end of period           1.5:1          1.9:1          1.6:1

    During the trailing twelve months ended June 30, 1996, the Company's total amount of cash and marketable securities on hand decreased by $11.0 million to $15.3 million. This decrease was principally due to capital expenditures for new restaurants and the new bakery production facility which totaled $22.3 million during the same period.

    The Company will require additional capital resources primarily for the development and construction of new restaurants. The Company has historically leased the land and building shells for its restaurants; however, the Company has expended cash for leasehold improvements and fixtures, furnishings, and equipment. During fiscal 1996, the Company plans to open four new restaurants which will require a total capital expenditure of approximately $18 million (excluding landlord construction contributions). Additionally, capital expenditures of approximately $1-$2 million will be required to fully complete the new bakery production facility. An additional $1-$2 million of maintenance-related capital expenditures will also be required during fiscal 1996. Total anticipated capital expenditures of $20-$22 million for fiscal 1996 are expected to be financed through a combination of cash and marketable securities on hand, cash provided by operations, landlord construction contributions (when available), and drawdowns on the Company's $10 million revolving credit facility which was established in February 1996. As of June 30, 1996, $3.0 million had been borrowed under the revolving credit facility. The Company and the financial institution providing the revolving credit facility have executed a letter of intent to amend the facility to, among other things, increase the maximum amount borrowable by the Company to $15 million and to add a term loan conversion feature. During fiscal 1996, the Company will seek to obtain additional debt and/or equity capital to finance its planned restaurant expansion in fiscal 1997 and thereafter. The Company may seek other sources of financing, including equipment financing or the sale/leaseback of assets comprising its headquarters and bakery production facility. There can be no assurance that any additional financing will be available on favorable terms, if at all.

                         PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  None.
(b)  Reports on Form 8-K.  None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     THE CHEESECAKE FACTORY
                                     INCORPORATED


Date:  August 8, 1996                By: /s/ DAVID M. OVERTON
                                         -------------------------------------
                                         David M. Overton
                                         Chairman of the Board, President,
                                          Chief Executive and Operating Officer


                                     By: /s/ GERALD W. DEITCHLE
                                         -------------------------------------
                                         Gerald W. Deitchle
                                         Senior Vice President and
                                          Chief Financial Officer