Form 10-Q
period 1996-09-29
CHEESECAKE FACTORY INCORPORATED
filed 1996-11-12
CIK 887596

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                              QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1996
                        COMMISSION FILE NUMBER 0-20574

                                  ----------

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

                                  -----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for ther past 90 days.

                              Yes  X     No
                                  ---       ---

     As of November 8, 1996, 10,939,608 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                  THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                                        INDEX

                                                                          Page
                                                                         Number
PART I. FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Balance Sheets - September 29, 1996
                and December 31, 1995...................................   1

             Consolidated Statements of Operations - Thirteen weeks
                and thirty-nine weeks ended September 29, 1996
                and October 1, 1995.....................................   2

             Consolidated Statements of Cash Flows - Thirty-nine weeks
                ended September 29, 1996 and October 1, 1995............   3

             Notes to Consolidated Financial Statements -
                September 29, 1996...................................... 4-5

    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................6-10


PART II. OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K...........................  11

    Signatures..........................................................  12

                                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS


                                              SEPTEMBER 29,       DECEMBER 31,
               ASSETS                             1996                1995
                                              ------------        ------------
Current assets:
  Cash and cash equivalents                   $  9,539,465         $10,077,713
  Marketable securities                          4,223,135           4,154,525
  Accounts receivable                            2,428,966           2,213,317
  Other miscellaneous receivables                2,438,484           2,674,276
  Due from affiliates, officers and employees      139,873             621,771
  Inventories                                    4,221,730           2,711,805
  Preopening expenses                            6,212,717           6,103,182
  Prepaid expenses                               1,748,557           1,022,558
                                              ------------        ------------
    Total current assets                        30,952,927          29,579,147
                                              ------------        ------------
Property and equipment, net                     66,721,266          54,445,425
                                              ------------        ------------
Other assets:
  Marketable securities                          2,307,557           2,768,427
  Other miscellaneous receivables                5,909,639           3,129,901
  Deferred income taxes                            303,073             363,786
  Other                                          2,188,102           1,479,876
                                              ------------        ------------
    Total other assets                          10,708,371           7,741,990
                                              ------------        ------------
        Total assets                          $108,382,564         $91,766,562
                                              ------------        ------------
                                              ------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                            $ 13,038,985         $ 9,312,877
  Income taxes payable                             514,907              75,296
  Other accrued expenses                         6,668,435           3,835,851
  Deferred income taxes                          2,336,328           2,336,328
                                              ------------        ------------
    Total current liabilities                   22,558,655          15,560,352
                                              ------------        ------------
Long Term Obligations                            3,000,000             --

Stockholders' equity:
  Preferred Stock, $.01 par value, 5,000,000
    shares authorized, none issued and
    outstanding                                     --                 --
  Common Stock, $.01 par value, 30,000,000
    shares authorized; 10,939,608 and
    10,853,508 issued and outstanding,
    respectively                                   109,396             108,535
  Additional paid-in capital                    55,215,545          54,112,418
  Retained earnings                             27,817,184          22,411,408
  Marketable securities valuation account         (318,216)           (426,151)
                                              ------------        ------------
    Total stockholders' equity                  82,823,909          76,206,210
                                              ------------        ------------
        Total liabilities and                 $108,382,564         $91,766,562
         stockholders' equity                 ------------        ------------
                                              ------------        ------------

    The accompanying notes are an integral part of these financial statements.

                            THE CHEESECAKE FACTOR INCORPORATED AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                           THIRTEEN WEEKS      THIRTEEN WEEKS     THIRTY-NINE WEEKS  THIRTY-NINE WEEKS
                                          ENDED SEPTEMBER 29  ENDED OCTOBER 1,    ENDED SEPTEMBER 29 ENDED OCTOBER 1,
                                                1996                1995                1996                1995
                                          -----------------   ---------------     -----------------  -----------------
Revenues
  Restaurant sales                          $37,984,525         $25,467,244         $102,840,912        $71,367,807
  Bakery sales                                4,214,137           3,900,772           13,948,044         11,466,959
                                            -----------         -----------         ------------        -----------
    Total revenues                           42,198,662          29,368,016          116,788,956         82,834,766
                                            -----------         -----------         ------------        -----------
Costs and expenses
  Cost of food, beverages and supplies       11,693,348           7,689,284           30,845,758         21,510,261
  Bakery costs                                1,969,119           1,620,507            6,049,716          4,676,784
  Operating expenses:
     Labor                                   13,287,959           9,255,214           36,737,725         25,628,212
     Occupancy and other                      6,442,845           4,010,781           17,178,158         11,667,234
  General and administrative expenses         3,416,095           2,951,490           10,330,170          7,774,479
  Depreciation and amortization expenses      3,008,246           1,352,189            8,102,235          3,944,265
                                            -----------         -----------         ------------        -----------
    Total costs and expenses                 39,817,612          26,879,465          109,243,762         75,201,235
                                            -----------         -----------         ------------        -----------
Income from operations                        2,381,050           2,488,551            7,545,194          7,633,531
Interest income                                 161,593             262,956              417,216            973,721
Interest (expense)                              (74,609)                 --              (92,880)                --
Other income                                     79,158              33,032              139,152            136,927
                                            -----------         -----------         ------------        -----------
Income before income taxes                    2,547,192           2,784,539            8,008,682          8,744,179
Income tax provision                            827,837             390,018            2,602,906          2,174,624
                                            -----------         -----------         ------------        -----------
Net income                                  $ 1,719,355         $ 2,394,521          $ 5,405,776        $ 6,569,555
                                            -----------         -----------         ------------        -----------
                                            -----------         -----------         ------------        -----------
Earnings per share:
   Primary                                  $       .16         $       .22          $       .49        $       .61
                                            -----------         -----------         ------------        -----------
                                            -----------         -----------         ------------        -----------
   Weighted average shares outstanding       10,953,489          10,852,990           10,946,668         10,758,553
                                            -----------         -----------         ------------        -----------
                                            -----------         -----------         ------------        -----------
   Fully diluted                            $       .16         $       .22         $        .49        $       .60
                                            -----------         -----------         ------------        -----------
                                            -----------         -----------         ------------        -----------
   Weighted average shares outstanding       11,023,184          11,070,530           11,098,609         10,969,545
                                            -----------         -----------         ------------        -----------
                                            -----------         -----------         ------------        -----------


The accompanying notes are an integral part of these consolidated financial statements.

                            THE CHEESECAKE FACTOR INCORPORATED AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       THIRTY-NINE WEEKS     THIRTY-NINE WEEKS
                                                      ENDED SEPTEMBER 29,    ENDED OCTOBER 1,
                                                              1996                 1995
                                                      ------------------     -----------------
Cash flows from operating activities:
      Net income                                             $ 5,405,776           $6,569,555
      Adjustments to reconcile net income to cash
          provided by operating activities:
          Depreciation and amortization                        8,102,235            3,944,265
          (Gain) loss on asset sale                               (9,250)               --
          Loss on held-to-maturity securities                     --                   38,052
          Loss on available-for-sale securities                   13,139                5,144
          Deferred income taxes                                   --                  528,796
          Changes in assets and liabilities:
             Accounts receivable                                (215,649)            (546,717)
             Income tax refunds receivable                        --                 (216,871)
             Other miscellaneous receivables                  (2,461,710)            (361,941)
             Due from affiliates, officers and employees         481,898                --
             Inventories                                      (1,347,729)            (298,007)
             Preopening expenses                              (4,416,315)          (2,564,336)
             Prepaid expenses                                   (994,644)            (739,460)
             Deposits                                             --                  (71,135)
             Other                                              (922,384)            (136,827)
             Accounts payable                                  3,726,108              374,662
             Income taxes payable                                439,611              (49,325)
             Other accrued expenses                            2,832,584            1,049,357
                                                             -----------         ------------
              Cash provided by operating activities           10,633,670            7,525,212
                                                             -----------         ------------
Cash flows from investing activities:
      Additions to property and equipment                    (15,750,690)         (24,109,309)
      Sale of property and equipment                               9,250                --
      Sales of held-to-maturity securities                        --               12,387,356
      Investments in available-for-sale securities                --               (1,124,287)
      Sales of available-for-sale securities                     465,534            4,492,595
                                                             -----------         ------------
             Cash used by investing activities               (15,275,906)          (8,353,645)
                                                             -----------         ------------
Cash flows from financing activities:
      Proceeds from short-term bank borrowings                 3,000,000                --
      Common stock issued                                            861                2,379
      Proceeds from exercise of employee stock option          1,103,127            2,950,523
                                                             -----------         ------------
             Cash provided by financing activities             4,103,988            2,952,902
                                                             -----------         ------------
Net change in cash and cash equivalents                         (538,248)           2,124,469
Cash and cash equivalents at beginning of period              10,077,713              397,753
                                                             -----------         ------------
Cash and cash equivalents at end of period                    $9,539,465           $2,522,222
                                                             -----------         ------------
                                                             -----------         ------------
Supplemental disclosures:
  Interest paid                                                  $78,489             $  --
                                                             -----------         ------------
                                                             -----------         ------------
  Income taxes paid                                           $2,163,295           $1,912,025
                                                             -----------         ------------
                                                             -----------         ------------


The acccompanying notes are an integral part of these consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 29, 1996




NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of The Cheesecake Factory Incorporated and Subsidiaries (the "Company") for the thirteen weeks and thirty-nine weeks ended September 29, 1996 and October 1, 1995 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet data presented herein for December 31, 1995 was derived from the Company's audited consolidated financial statements for the fiscal year then ended. The financial statements presented herein for the thirteen weeks and thirty-nine weeks ended September 29, 1996 include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

      Effective January 3, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires the Company to report available-for-sale securities at fair value, with unrealized gains and losses excluded from the earnings and reported as a separate component of stockholders' equity until realized.
Debt securities that the Company expects to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities not classified as either held-to-maturity securities or trading securities (bought and held principally for the purpose of selling those securities in the near term) are classified as available-for-sale securities and reported at fair value. Fair value is determined by the most recently traded price of the security at the balance sheet date, plus any accrued interest. Net realized gains or losses are determined on the specific identification cost method. Unrealized losses in market value on available-for-sale securities are recognized, net of tax effect, in a valuation allowance as a separate component of stockholders' equity. As of September 29, 1996, all of the Company's investments in marketable securities were classified as available-for-sale securities.

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

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 29, 1996



NOTE B - MARKETABLE SECURITIES

      Marketable securities consisted of the following as of September 29, 1996:



                                                                   UNREALIZED      BALANCE
                                                                     (LOSS)         SHEET
           CLASSIFICATION              COST        FAIR VALUE         GAIN          AMOUNT         MATURITY
-----------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:

Available-for-sale securities:

Preferred stocks and warrants       $2,010,000     $1,726,260      $  (283,740)   $1,726,260   No maturity dates

U.S. Treasury Notes                  2,501,172      2,496,875           (4,297)    2,496,875   November 1996
                                  ----------------------------------------------------------

        Total                       $4,511,172     $4,223,135      $  (288,037)   $4,223,135
                                  ----------------------------------------------------------
                                  ----------------------------------------------------------

OTHER ASSETS:

Available-for-sale securities:

    Corporate bonds                 $2,516,732     $2,307,557      $  (209,175)   $2,307,557   February 1998 to August 2013
                                  ----------------------------------------------------------

        Total                       $2,516,732     $2,307,557      $  (209,175)   $2,307,557
                                  ----------------------------------------------------------
                                  ----------------------------------------------------------



NOTE C - NET INCOME PER SHARE

      Net income per common share calculations are based on the weighted average number of common shares and common share equivalents outstanding during the thirteen week and thirty-nine week periods ended September 29, 1996 and October 1, 1995. Primary net income per share amounts are based on the weighted average number of shares outstanding during the periods, increased by the common equivalent shares (vested and exercisable stock options) determined using the treasury stock method. Fully diluted net income per share amounts are based on the weighted average number of shares outstanding during the periods, increased by the common equivalent shares (vested and exercisable stock options as well as nonvested and contingently exercisable stock options) determined using the treasury stock method, utilizing the higher of the average market price or ending market price for the Company's common stock for the measurement period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following table presents for the thirteen weeks and the thirty-nine weeks ended September 29, 1996 and October 1, 1995 the Consolidated Statements of Operations of the Company expressed as percentages of total revenues. The results of operations for the first thirty-nine weeks of fiscal 1996 are not necessarily indicative of the results to be expected for the full fiscal year.


                                                   Thirteen        Thirteen        Thirty-nine    Thirty-nine
                                                 weeks ended      weeks ended      weeks ended    weeks ended
                                                September 29,      October 1,     September 29,    October 1,
                                                     1996             1995             1996           1995
                                                -------------------------------------------------------------
                                                      %                %                %              %
Revenues:
 Restaurant sales                                    90.0             86.7             88.1           86.2
 Bakery sales                                        10.0             13.3             11.9           13.8
                                                    -----            -----            -----          -----
  Total revenues                                    100.0            100.0            100.0          100.0
                                                    -----            -----            -----          -----

Costs and expenses:
 Cost of food, beverages, and supplies               27.7             26.2             26.4           26.0
 Bakery costs                                         4.7              5.5              5.2            5.6
 Operating expenses:
  Labor                                              31.5             31.5             31.5           30.9
  Occupancy and other                                15.3             13.7             14.7           14.1
 General and administrative expenses                  8.1             10.0              8.8            9.4
 Depreciation and amortization
  expenses                                            7.1              4.6              6.9            4.8
                                                    -----            -----            -----          -----
  Total costs and expenses                           94.4             91.5             93.5           90.8
                                                    -----            -----            -----          -----

Income from operations                                5.6              8.5              6.5            9.2
Interest income                                       0.4              0.9              0.4            1.2
Interest (expense)                                   (0.2)           --.--             (0.1)         --.--
Other income (expense), net                           0.2              0.1              0.1            0.1
                                                    -----            -----            -----          -----

Income before income taxes                            6.0              9.5              6.9           10.5
Income tax provision                                  2.0              1.3              2.2            2.6
                                                    -----            -----            -----          -----

Net income                                            4.0              8.2              4.7            7.9
                                                    -----            -----            -----          -----
                                                    -----            -----            -----          -----


GENERAL

      The Company's revenues are derived from restaurant sales and bakery sales to other restaurants and wholesalers/retailers. Certain expenses relate to restaurant sales (cost of food, beverages and supplies) or to bakery sales (bakery costs), while other expenses relate to both restaurant and bakery sales (operating expenses including both labor and occupancy, general and administrative expenses, and depreciation and amortization expenses).

      Statements contained herein which are not historical facts are forward looking statements. Important factors which could cause the Company's actual results to differ materially from those projected in, or inferred by, forward looking statements are (but are not necessarily limited to) the following: the impact of increasing competition in the upscale casual dining segment of the restaurant industry; changes in general economic conditions which impact consumer spending for restaurant occasions; adverse weather conditions which cause the underutilization of outdoor patio seating available at many of the Company's restaurants; unforeseen events which increase the cost to develop and/or delay the development and opening of new restaurants; unexpected increases in the cost of raw materials, labor, and other resources necessary to operate both the restaurants and the bakery; technological difficulties and duplicative/inefficient costs associated with the Company's transition to, and its temporary underutilization of, its new bakery production facility; the amount and rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support the expanded operations of both the restaurants and the bakery; the availability, amount, type, and cost of financing for the Company and any changes to that financing; the revaluation of any of the Company's assets (and related expenses); and the amount of, and any changes to, tax rates (including the effect of estimated tax credits thereto).


RESULTS OF OPERATIONS

CURRENT YEAR QUARTER VS. PRIOR YEAR QUARTER

      The Company's total revenues increased 44% to $42.2 million versus $29.4 million for the same quarter of the prior year. Restaurant sales increased 49% to $38.0 million versus $25.5 million for the quarter ended October 1, 1995. This $12.5 million increase was attributable to a $0.7 million (3.0%) increase in comparable restaurant sales for the quarter and $11.8 million from the opening of new restaurants. Sales in comparable restaurants benefited from generally favorable weather conditions (which enabled the effective utilization of outdoor patio seating available at several of the restaurants) and the impact of an approximate 2.5% effective menu price increase that was taken in all restaurants during the December 1995 - January 1996 period.

      Bakery sales increased 8% to $4.2 million versus $3.9 million for the same quarter in the prior year. This increase was principally attributable to increased wholesale sales to supermarkets, warehouse clubs, and other large-account foodservice retailers and distributors.

      Cost of food, beverages and supplies for the restaurants was $11.7 million versus $7.7 million for the comparable quarter last year. The related increase of $4.0 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, these costs increased slightly to 30.8% in 1996 versus 30.2% for the same quarter of the prior year due principally to higher costs for poultry and dairy-related commodities.

      Bakery costs, which include raw materials, packaging, and other production-related supplies, were $2.0 million versus $1.6 million for the comparable quarter in 1995. The related increase of $0.4 million was primarily attributable to the 8% increase in bakery sales for the quarter ended September 29, 1996 and sharply higher costs for dairy-related commodities used in the production of bakery products during the quarter. As a percentage of bakery sales, bakery costs increased to 46.7% in 1996 versus 41.6% for the comparable 1995 quarter. Substantially all of this increase was attributable to higher costs for dairy-related commodities (cream cheese, whipped cream, and butter) which, in turn, reflect the increase in the general level of those costs across the country. During the quarter ended September 29, 1996, costs for dairy-related commodities represented approximately 18% of bakery sales versus approximately 13% for the same quarter of the prior year. The Company's aggregate cost for dairy-related commodities generally stabilized during October 1996. However, there can be no assurance that the costs of these commodities will not rise further due to market conditions beyond the Company's control. Prices were increased by an average of 5% for many of the Company's bakery products during September 1996 in an attempt to partially offset the higher commodity costs.

      During the thirty-nine weeks ended September 29, 1996, the Company experienced (and continues to experience) certain inefficient and duplicative production costs associated with the transition of its bakery production operations to its new production facility which commenced initial operations in December 1995. Additionally, the estimated four-fold increase in capacity offered by the new facility has generated an annualized increase of approximately $2 million in the aggregate level of fixed and semi-fixed costs (depreciation, amortization, and other occupancy-related costs) for the Company's bakery operations. The new production facility represents a longer-term strategic investment to support the planned future growth of the Company's restaurant and bakery operations. All bakery production operations have now been fully transferred to the new facility, and the Company continues to refine its production processes in order to improve the overall efficiency of the new facility. The Company believes that the opportunity exists to realize a gradual improvement in the operating leverage of the new production facility during fiscal 1997.

      Operating expenses, including labor and occupancy, increased to $19.7 million compared to $13.3 million for the comparable quarter of the prior year. This increase of $6.4 million was principally attributable to the opening of new restaurants, increased business activity in existing operations, and the impact of the new bakery production facility. As a percentage of total revenues, operating expenses increased to 46.8% for the quarter ended
September 29, 1996 versus 45.2% for the same quarter of the prior year. This increase was principally attributable to new restaurant openings, higher bakery labor costs associated with the transition to, and start up of, the new production facility, and increased operating costs of a fixed and semi-fixed nature associated with the estimated four-fold increase in capacity with the new production facility. Operating expenses principally consist of labor (and related fringe benefits), rent (and associated occupancy costs), laundry, maintenance and cleaning, utilities, repairs, and other operating expenses for both the restaurants and the bakery. Operating expense comparisons will likely be unfavorable for the remainder of fiscal 1996 and the first quarter of fiscal 1997 principally as a result of the increased fixed and semi-fixed costs associated with the new bakery production facility.

      General and administrative expenses increased 16% to $3.4 million in 1996 versus $3.0 million for the comparable 1995 quarter. This increase of $0.4 million was principally attributable to variable selling and administrative expenses associated with the 44% increase in total revenues for the quarter ended September 29, 1996, as well as increased investments in the support infrastructure for both the restaurants and the bakery. As a percentage of total revenues, general and administrative expenses decreased to 8.1% in 1996 versus 10.0% in 1995. General and administrative expenses principally consist of bakery product development and promotional/administrative expenses, certain restaurant administrative expenses (credit card discounts, insurance, and other administrative expenses), restaurant supervision costs, and corporate support expenses. The Company plans to continue to strengthen its restaurant and bakery support infrastructure during the remainder of fiscal 1996 and fiscal 1997. Additionally, the Company plans to aggressively pursue additional national accounts business for its new bakery production facility, which will involve continuing investments in product development and promotional programs.

      Depreciation and amortization increased 123% to $3.0 million in 1996 versus $1.4 million for the comparable 1995 quarter. This increase of $1.6 million was attributable to higher restaurant preopening cost amortization ($1.0 million), higher depreciation and amortization expense related to the new bakery production facility ($0.3 million), and increased depreciation expense related to additional restaurants in operation, exclusive of preopening cost amortization ($0.3 million). The Company defers preopening costs until the opening of new restaurants and then amortizes the deferred costs over the 12-month period immediately following the respective openings. During the remainder of fiscal 1996, preopening cost amortization comparisons versus the respective amounts for fiscal 1995 will likely continue to be unfavorable, as the Company will be concurrently amortizing the preopening costs associated with five restaurants (out of a total of 17 restaurants open). Preopening costs for the Company's highly customized and operationally complex restaurants vary from location to location, depending upon a number of factors including (but not limited to) the proximity of other Company restaurants, the size and footprint of each site, and the restaurant staffing and training process. Total preopening cost amortization will vary from quarter to quarter, depending on the timing of restaurant openings and the number of restaurants amortizing their preopening costs in a given quarter. During the first half of fiscal 1996, the Company reengineered its restaurant preopening process with the objective of reducing its timeframe, complexity, and overall cost. However, there can be no assurance that preopening costs will be reduced for future restaurants.

      As a percentage of revenues, interest income decreased 0.5 percentage points to 0.4% for the quarter ended September 29, 1996. This reduction was attributable to lower levels of investments in marketable securities on hand, reflecting the Company's capital expenditure activity for new restaurants and the new bakery facility. The Company currently expects its effective tax rate for fiscal 1996 to be approximately 32.5%, which will be significantly higher than the 26.2% effective tax rate for fiscal 1995. The lower effective tax rate for fiscal 1995 principally reflected the impact of significant research and state investment tax credits associated with the development and construction of the new bakery production facility. The cumulative effect of these anticipated credits for fiscal 1995 was recorded in the income tax provision for the quarter ended October 1, 1995 when it became evident that the new bakery production facility would commence initial operations by fiscal year-end. As a result, the 14% effective tax rate for the quarter ended October 1, 1995 was unusually low. Similar tax credits have been contemplated in the effective tax rate for fiscal 1996, but at lesser amounts.

CURRENT YEAR-TO-DATE VS. PRIOR YEAR-TO-DATE

      For the thirty-nine weeks ended September 29, 1996, the Company's total revenues increased 41% to $116.8 million versus $82.8 million for the same period of the prior year. Restaurant sales increased 44% to $102.8 million versus $71.4 million for the thirty-nine weeks ended October 1, 1995. This $31.4 million increase was attributable to a $3.8 million (5.4%) increase in comparable restaurant sales for the period and $27.6 million from the opening of new restaurants.

      Bakery sales increased 22% to $13.9 million versus $11.5 million for the same period of the prior year. This increase was principally attributable to increased wholesale sales to supermarkets, warehouse clubs, and other large-account foodservice retailers and distributors.

      Cost of food, beverages and supplies for the restaurants was $30.8 million versus $21.5 million for the comparable period last year. The related increase of $9.3 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, these costs decreased slightly to 30.0% in 1996 versus 30.1% for the same period of the prior year.

      Bakery costs, which include raw materials, packaging, and other production-related supplies, were $6.0 million versus $4.7 million for the comparable period in 1995. The related increase of $1.3 million was primarily attributable to the 22% increase in bakery sales for the thirty-nine weeks ended September 29, 1996. As a percentage of bakery sales, bakery costs increased to 43.4% in 1996 versus 40.8% for the comparable 1995 period. This increase was principally due to higher dairy-related ingredient costs in the September 1996 quarter and lower profit margins realized on incremental sales to certain large customers, particularly warehouse clubs.

      Operating expenses, including labor and occupancy, increased to $53.9 million compared to $37.3 million for the comparable period of the prior year. This increase of $16.6 million was principally attributable to the opening of new restaurants, increased business activity in existing operations, and the impact of the new bakery production facility. As a percentage of total revenues, operating expenses increased to 46.2% for the thirty-nine weeks ended September 29, 1996 versus 45.0% for the same period of the prior year. This increase was principally attributable to new restaurant openings, higher bakery labor costs associated with the transition to, and start up of, the new production facility, and increased operating costs of a fixed and semi-fixed nature associated with the estimated four-fold increase in capacity with the new production facility.

      General and administrative expenses increased 33% to $10.3 million in 1996 versus $7.8 million for the comparable 1995 period. This increase of $2.5 million was principally attributable to variable selling and administrative expenses associated with the 41% increase in total revenues for the thirty-nine weeks ended September 29, 1996, as well as increased investments in the support infrastructure for both the restaurants and the bakery. As a percentage of total revenues, general and administrative expenses decreased slightly to 8.8% in 1996 versus 9.4% in 1995.

      Depreciation and amortization increased 105% to $8.1 million in 1996 versus $3.9 million for the comparable 1995 period. This increase of $4.2 million was attributable to higher preopening cost amortization ($2.5 million), higher depreciation and amortization expense related to the new bakery production facility ($0.8 million), and increased depreciation expense related to additional restaurants in operation, exclusive of preopening cost amortization ($0.9 million).

      As a percentage of revenues, interest income decreased 0.8 percentage points to 0.4% for the thirty-nine weeks ended September 29, 1996. This reduction was attributable to lower levels of investments in marketable securities on hand, reflecting the Company's capital expenditure activity for new restaurants and the new bakery facility.

LIQUIDITY AND CAPITAL RESOURCES

      Following is a summary of the Company's key liquidity measurements for the thirty-nine week periods ended September 29, 1996 and October 1, 1995:


                                                 Thirty-nine Week Periods Ended
                                                 ------------------------------
                                                   September 29,  October 1,
                                                       1996          1995
                                                       ----          ----
                                                  (dollar amounts in millions)
     Cash and marketable securities
      on hand, end of period                          $16.1        $17.2
     Cash provided by operations                      $10.6        $ 7.5
     Capital expenditures                             $15.8        $24.1
     Net working capital, end of period               $ 8.4        $11.7
     Bank borrowings outstanding, end of period       $ 3.0        $ ---
     Current ratio, end of period                     1.4:1        2.1:1

      The Company will require additional capital resources primarily for the development and construction of new restaurants. The Company has historically leased the land and building shells for its restaurants; however, the Company has expended cash for leasehold improvements and fixtures, furnishings, and equipment. During fiscal 1996, the Company plans to open three new restaurants and significantly expand the size of an existing restaurant which will require a total capital expenditure of approximately $17 - $18 million (excluding landlord construction contributions). Additionally, capital expenditures of approximately $2 - $3 million will be required to fully complete the new bakery production facility. An additional $1 million of maintenance-related capital expenditures will also be required during fiscal 1996. Total anticipated capital expenditures of $20 - $22 million for fiscal 1996 are expected to be financed through a combination of cash and marketable securities on hand, cash provided by operations, landlord construction contributions (when available), and drawdowns on the Company's revolving credit facility. This facility, which was initially established in February 1996, was amended effective October 1, 1996 to, among other things, increase the maximum amount borrowable by the Company from $10 million to $15 million and to add a term loan conversion option. As a result of the Company's intent and ability to refinance borrowings under this facility on a long-term basis, the $3 million of borrowings outstanding under the facility as of September 29, 1996 have been classified as a long-term obligation.

      The Company currently estimates that capital expenditures for fiscal 1997 will be in the range of $25 million and believes that this amount can be financed through a combination of cash and marketable securities on hand, cash provided by operations, anticipated landlord construction contributions, and drawdowns on the revolving credit facility. The Company is currently evaluating its options to raise additional debt and/or equity capital to finance its planned restaurant expansion in fiscal 1998 and thereafter. The Company may seek other sources of financing, including equipment financing or the sale/leaseback of assets comprising its headquarters and bakery production facility. There can be no assurance that any additional financing will be available on favorable terms, if at all.

                           PART II.  OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  None.
(b)  Reports on Form 8-K.  None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     THE CHEESECAKE FACTORY
                                     INCORPORATED



Date:     November 8, 1996           By:  /s/ DAVID M. OVERTON
                                          --------------------------------------
                                          David M. Overton
                                          Chairman of the Board, President,
                                           Chief Executive and Operating Officer



                                     By:  /s/ GERALD W. DEITCHLE
                                          --------------------------------------
                                          Gerald W. Deitchle
                                          Senior Vice President and
                                           Chief Financial Officer