Form 10-K405
period 1996-12-29
CHEESECAKE FACTORY INCORPORATED
filed 1997-03-28
CIK 887596

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT

                        PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996       COMMISSION FILE NUMBER 0-20574

                             ---------------------

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     Common Stock, par value $.01 per share

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  ____X____ No  _________

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 14, 1997 was $194,191,043.

    As of March 14, 1997, 10,960,408 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates information by reference from the definitive proxy statement for the 1997 Annual Meeting of Stockholders to be held on May 13, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements in this Form 10-K under "Item 1: Business", "Item 3:
Legal Proceedings", "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Form 10-K which are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of The Cheesecake Factory Incorporated and its subsidiaries to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties, and other factors include, but are not necessarily limited to, the following: changes in general economic conditions which affect consumer spending patterns for restaurant dining occasions; increasing competition in the upscale casual dining segment of the restaurant industry; adverse weather conditions which cause the temporary underutilization of outdoor patio seating available at several of the Company's restaurants; events which increase the cost to develop and/or delay the development and opening of new restaurants; changes in the availability and/or cost of raw materials, labor, and other resources necessary to operate the Company's restaurants and bakery production facility; the success of operating initiatives; depth of management; adverse publicity; technological difficulties and suboptimal operating leverage associated with the Company's bakery production facility; the Company's dependence on a single bakery production facility; the Company's ability to obtain and retain large-account customers for its bakery operations; changes in timing and/or scope of the dessert marketing and promotional plans of large-account bakery customers which cause fluctuations in bakery sales and operating results; the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support the Company's expanded restaurant and bakery operations; the availability, amount, type, and cost of capital for the Company and the deployment of such capital; changes in, or any failure to comply with, governmental regulations; the revaluation of any of the Company's assets; the amount of, and any changes to, tax rates; and other factors referenced in this Form 10-K.

ITEM 1: BUSINESS

GENERAL

    The Company operates 18 upscale, moderately priced, casual dining restaurants under "The Cheesecake Factory" mark. The Company also operates a bakery production facility that creates, produces and markets approximately 50 varieties of cheesecakes and other quality baked desserts for its restaurants and for sale to other foodservice operators and distributors. The Company's bakery operations were founded in 1972 by Oscar and Evelyn Overton and their son, David Overton, who initially produced and marketed cheesecakes on a retail and wholesale basis in the Los Angeles area. To provide additional exposure for their cheesecakes and other baked desserts to potential customers of their bakery operations, the Overtons opened their first restaurant featuring dessert products in Beverly Hills, CA in 1978. After refining and improving the overall concept and operational systems at the Beverly Hills restaurant during the next five years, the Overtons opened a second restaurant in Marina del Rey, CA in 1983. Three additional restaurants were opened prior to the Company's initial public offering of common stock in September 1992 (Redondo Beach, CA in 1988; Woodland Hills, CA in 1989, and Washington, D.C. in 1991). Since September 1992, the Company has opened 13 additional restaurants in several markets across the country, thus demonstrating the popularity and national development potential of the concept. As of March 14, 1997, the Company had four additional locations with signed leases under development for potential 1997 openings (see "Business -Restaurant Operations - Restaurant Locations and Expansion Plans"). Restaurant sales represented 87.2%, 85.2%, and 85.3% of the Company's total revenues for fiscal 1996, 1995, and 1994, respectively.

    The Company believes that its ability to select suitable locations and operate successful restaurants, coupled with the continuing popularity of its restaurant concept with consumers, are reflected by its average sales per restaurant which management believes is among the highest of any publicly-held restaurant company. For fiscal 1996, average sales per restaurant open for the full year were approximately $9.3 million versus $8.6 million for fiscal 1995 and $8.5 million for fiscal 1994.

    In addition to growing its base of restaurants, the Company has also focused on increasing its sales of high quality cheesecakes and other baked desserts to other foodservice operators and distributors. After outgrowing two leased bakery production facilities during the past several years, the Company developed and constructed a new, customized and automated bakery production facility which commenced initial production operations in December 1995. All bakery production operations were fully transitioned to the new facility during fiscal 1996. Management estimates the new facility has approximately four times the productive capacity of the former facility. Bakery sales represented 12.8%, 14.8%, and 14.7% of the Company's total revenues for fiscal 1996, 1995, and 1994, respectively.

    The Company was incorporated as a Delaware corporation in February 1992 to succeed to the restaurant and bakery businesses of its predecessors operating under "The Cheesecake Factory" mark. The Company's principal executive offices are located at 26950 Agoura Road, Calabasas Hills, California 91301, and its telephone number is (818) 880-9323.

BUSINESS STRATEGY AND COMPETITIVE POSITIONING

    The Company's principal business strategy is to develop and leverage its brand on a national basis through the expansion of its current restaurant concept and the further development of existing and new distribution channels for its bakery products. In order to facilitate its expansion strategy, the Company plans to continue building an operating and support infrastructure which focuses on the achievement of optimal leverage and efficiencies in all of its operations.

    While the Company's brand identity is principally focused on its cheesecakes and its restaurants, the cornerstones of its competitive positioning include:

    EXTENSIVE, CREATIVE AND CONTEMPORARY MENU AND BAKERY PRODUCT OFFERINGS. The Company's restaurants offer over 200 items, including appetizers, pizza, seafood, steaks, chicken, burgers, pasta, specialty items, salads, sandwiches, and omelets. The menu is updated twice each year to respond to changing consumer dining preferences and trends. The Company's bakery production facility produces over 50 varieties of quality cheesecakes and other baked desserts, of which approximately 40 varieties are offered at any one time in the Company's restaurants.

    HIGH QUALITY PRODUCTS. In contrast to many chain restaurant operations, substantially all menu items (except the desserts manufactured at the Company's bakery production facility) are prepared on the restaurant premises using high quality, fresh ingredients based on innovative and proprietary recipes. The Company uses high quality dairy and other raw ingredients in its bakery products.

    EXCEPTIONAL VALUE. The Company's restaurants are recognized by consumers for offering exceptional value with generous food portions at moderate price points. The average check per customer, including beverages and desserts, was approximately $14.00 for fiscal 1996.

    SUPERIOR CUSTOMER SERVICE. The Company's goal is to consistently meet or exceed the expectations of every restaurant guest in all facets of the dining experience. Management believes that its restaurant-level employee recruitment, selection, training, and incentive programs allow the Company to attract and retain well-qualified employees who are motivated to provide consistent excellence in customer service.

    FLEXIBLE MENU OFFERINGS AND OPERATIONAL EXECUTION. In contrast to many chain restaurant operations, the Company's restaurants have been strategically designed with sufficient capacity, equipment, and operating systems to allow for the successful preparation and delivery of an extensive and flexible menu which requires multiple food preparation and cooking methods executed simultaneously.

    DISTINCTIVE RESTAURANT DESIGN AND DECOR. The Company's restaurants possess a distinctive, contemporary design and decor which creates a high energy ambiance in a casual setting. Whenever possible, outdoor patio seating is also incorporated in the design of the restaurants, thus allowing for additional restaurant capacity (weather permitting) at a relatively low investment and occupancy cost per seat.

    HIGH PROFILE RESTAURANT LOCATIONS AND FLEXIBLE SITE LAYOUTS. The Company's site selection strategy is to locate its restaurants in high profile locations within densely populated areas with a balanced mix of residential, business, and entertainment generators. In contrast to many theme restaurant operations which rely heavily on tourist traffic, the Company's restaurants principally rely on the visit frequency and loyalty of consumers who work, reside, or shop near each of its restaurants. The design of the Company's restaurants is flexible to accommodate a wide variety of site layouts, including multi-level locations.

    COMMITMENT TO SELECTING, TRAINING, REWARDING, AND RETAINING QUALITY EMPLOYEES. The Company believes its employee recruitment and selection criteria are among the most rigorous in the restaurant industry. By providing extensive training and innovative compensation opportunities, the Company believes its employees develop a sense of personal commitment to the Company's culture which emphasizes customer satisfaction. Management believes these programs have resulted in employee turnover rates which are lower than average for the restaurant industry.

RESTAURANT OPERATIONS

RESTAURANT CONCEPT AND MENU

    The Company strives to provide excellent value and an enjoyable and distinctive dining experience by offering an extensive, original and evolving menu in an upscale casual setting with efficient, attentive, and friendly service. As a result, the Company's restaurants appeal to a diverse customer base. The concept's broad menu enables it to compete for substantially all dining preferences and occasions, including the mid-afternoon and late-night dayparts which are traditionally weaker selling periods for most chain restaurant operations. The Company's restaurants are not open for breakfast, but do offer Sunday brunch. All of the Company's restaurants are open seven days a week. All items on the menu, including approximately 40 varieties of cheesecakes and other quality baked desserts, may be purchased for take-out. Management estimates that items purchased for take-out accounted for approximately 10% of total restaurant sales for fiscal 1996.

    The Company's menu consists of approximately 17 pages and features over 200 items including appetizers, pizza, seafood, steaks, chicken, burgers, specialty items, pastas, salads, sandwiches and omelets. Menu items are prepared daily with high quality, fresh ingredients using innovative and proprietary recipes. The Company considers the extensive selection of items on its menu to be an important factor in the differentiation of its restaurants from its competitors. Menu entrees range in price from approximately $5.95 to $17.95. Appetizers range in price from $4.25 to $7.95 and desserts range from $4.75 to $6.95. The average check per person at the Company's restaurants, including beverages and desserts, during fiscal 1996 was approximately $14.00. A cornerstone of the Company's business is its ability to both anticipate consumer dining and taste preferences and quickly adapt its menu offerings to incorporate popular food items. The Company develops new menu items to keep pace with changing consumer tastes and preferences and regularly updates its ingredients and cooking methods to improve the quality and consistency of its food offerings. Every six months, the Company evaluates the appeal and pricing of its menu items, and often updates or replaces 10 to 20 of the items. All new menu items are tested and selected based on uniqueness, sales popularity, ease of preparation, and profitability.

    The ability of the Company to create, promote and attractively display its unique line of baked desserts is also important to the Company's image and success. The Company believes that its brand identity and reputation for offering high quality desserts results in a higher percentage of dessert sales relative to that of most chain restaurant operators. Dessert sales represented approximately 14.5%, 14.1%, and 13.9% of total restaurant sales during fiscal 1996, 1995, and 1994, respectively.

    Alcoholic beverages are served at the table with meals, and each restaurant maintains a full-service bar where appetizers or the full menu may also be purchased. The sale of alcoholic beverages accounted for less than 20% of the revenues generated by the Company during each of the past three years. Management estimates that sales of alcoholic beverages purchased with meals represented approximately 60% of total sales of alcoholic beverages, with the remainder purchased at the full-service bar in each restaurant.

    The Company places significant emphasis on the unique interior design and decor of its restaurants which results in a higher investment cost per square foot of restaurant space than is typical for the industry. However, each of the Company's restaurants has historically generated annual sales per square foot that is also typically higher than others in the industry (see "Business--Restaurant Operations--Restaurant Sales and Investment Characteristics"). The Company believes its stylish design and decor contributes to the distinctive dining experience enjoyed by its customers. Each restaurant features large, open dining areas and a contemporary kitchen design featuring exhibition cooking. Two restaurants offer oyster bars and three restaurants offer banquet facilities. Approximately half of the Company's restaurants offer outdoor patio seating (weather permitting), and three of the Company's restaurants overlook waterfronts, which complement the overall dining experience. The table and seating layouts of the Company's restaurants are flexible, permitting tables and seats to be easily rearranged to accommodate large groups or parties, thus permitting more effective utilization of seating capacity.

RESTAURANT LOCATIONS AND EXPANSION PLANS

    The Company currently operates 18 restaurants, of which seven are located in Southern California. The remaining 11 restaurants are located in various markets across the country. The following table sets forth information as of March 14, 1997 with respect to the Company's existing restaurant locations and potential locations with signed leases which are currently under development:

                         EXISTING RESTAURANT LOCATIONS

                                                                      APPROXIMATE     APPROXIMATE
                                                          OPENING       INTERIOR        INTERIOR
RESTAURANT                                                 YEAR      SQUARE FEET(1)     SEATS(2)
------------------------------------------------------  -----------  --------------  --------------
Beverly Hills, CA.....................................        1978        5,400             160(3)
Marina del Rey, CA....................................        1983        6,000             195(3)
Redondo Beach, CA.....................................        1988       14,000(4)          500(3)
Woodland Hills, CA....................................        1989       10,500             323(3)
Washington, DC........................................        1991       12,500             410
Newport Beach, CA.....................................        1993        9,500             252
Brentwood, CA.........................................        1993        7,000             200(3)
Atlanta, GA...........................................        1993       14,000             446(3)
North Bethesda, MD....................................        1994        9,900             265
Coconut Grove, FL.....................................        1994        6,100             193
Boca Raton, FL........................................        1995       15,800             426
Chicago, IL...........................................        1995       15,600             430(3)
Houston, TX...........................................        1995       12,500             336
Boston, MA............................................        1995       10,600             292(3)
Skokie, IL............................................        1996       17,300             439
Baltimore, MD.........................................        1996        7,200             258(3)
Kansas City, MO.......................................        1996       12,800             264(3)
Pasadena, CA..........................................        1997        8,000             212
                                                                        -------           -----
      Total...........................................                  194,700           5,601

                         RESTAURANTS UNDER DEVELOPMENT

                                                                                   APPROXIMATE
                                                                                    INTERIOR
FUTURE RESTAURANTS                                       EXPECTED OPENING DATE     SQUARE FEET
------------------------------------------------------  ------------------------  -------------
Denver, CO............................................       Second Quarter 1997       11,500
Westbury, NY..........................................        Third Quarter 1997       12,700
Las Vegas, NV.........................................        Third Quarter 1997       11,500
Miami, FL.............................................       Fourth Quarter 1997       10,000

------------------------

(1) Excludes outside patio area, if applicable.

(2) Average seats, including bar and banquet facilities.

(3) Excludes outdoor patio seating of approximately 22 at Beverly Hills, 256 at Marina del Rey, 125 at Redondo Beach, 92 at Woodland Hills, 112 at Brentwood, 138 at Atlanta, 80 at Chicago, 40 at Boston, 132 at Baltimore, and 125 at Kansas City. Outdoor patio seating is typically available, weather permitting, in the Southern California locations during most of each year and during the spring and summer seasons for the other locations.

(4) Excludes approximately 7,000 square feet of banquet space.

    While the Company's restaurants typically share common interior decor elements, the layouts of the restaurants differ to accommodate different types of buildings and different square footage of available space. Restaurants have been opened both as freestanding structures and as components of existing shopping malls and office complexes, and are located in both urban and suburban areas.

    The Company believes that the locations of its restaurants are critical to its long-term success and devotes significant time and resources to analyzing each prospective site. Since the Company's concept can be executed within a wide range of restaurant sizes and site types, management can be highly selective in choosing suitable locations. In general, the Company prefers to open its restaurants at attractive, high profile sites within larger metropolitan areas with dense population and above-average household incomes. In addition to carefully analyzing demographic information for each prospective site, management considers other factors such as the site's visibility, traffic patterns, and general accessibility; the availability of suitable parking; the proximity of shopping and entertainment activities, office parks and tourist attractions; the degree of competition within the site's trade area; and the availability of restaurant-level employees. In contrast to many theme restaurant operations which rely heavily on tourist traffic, the Company's restaurants principally rely on the visit frequency and loyalty of consumers who work, reside, or shop in each of its trade areas.

    Management believes the historically favorable sales productivity and popularity of its restaurants provide opportunities to obtain suitable leasing terms, including contributions toward restaurant development and construction costs, from landlords in most instances. Due to the uniquely flexible and customized nature of its restaurant operations and the complex design, construction, and preopening processes for each new location, the Company's lease negotiation and restaurant development timeframes vary from location to location and can be subject to unforeseen delays. On average, the entire development process ranges from nine to twelve months in length after lease signing.

    As a result of the highly customized and operationally complex nature of the Company's restaurants, the restaurant preopening process is extensive and costly relative to that of most chain restaurant operations. Preopening costs, which often exceed $1 million per restaurant, include recruiting, training, relocation and related costs for developing management and hourly staff for new restaurants, as well as other costs directly related to the opening of new restaurants. Preopening costs will vary from location to location depending on a number of factors which include, among others, the proximity of other established Company restaurants, the size and layout of each location, and the relative difficulty of the restaurant staffing and training process.

    The Company plans to continue expanding its restaurant operations principally through the opening of new restaurants. From time to time, management will evaluate opportunities to acquire and convert other restaurant operations to the Cheesecake Factory concept. The Company currently has no understandings, binding commitments (other than four signed leases), or agreements to acquire or convert any other restaurant operations to its concept. The timing and number of new restaurants actually opened by the Company will depend on a number of factors including, among others, the availability of suitable locations and lease arrangements for the locations; the availability of suitable financing to develop the restaurants; the Company's ability to obtain all necessary governmental licenses and permits to operate the restaurants; the Company's ability to successfully manage the development and preopening processes for each restaurant; the availability of suitable restaurant management and hourly employees; and general economic conditions.

RESTAURANT SALES AND INVESTMENT CHARACTERISTICS

    Since each of the Company's restaurants has a customized layout and differs in size (measured in square feet), management believes the most effective method to analyze the fundamental unit economics of the concept is by square foot.

    Average sales per productive square foot for restaurants open during the entire period of fiscal 1996 was approximately $854. The Company currently leases the land and building for each of its restaurants, but is usually required to expend cash for leasehold improvements and furnishings, fixtures, and equipment which ranges, on average, from $350 to $400 per square foot in total. The Company seeks to obtain construction contributions from its landlords which, if obtained, usually take the form of up-front cash, credits against minimum or percentage rents otherwise payable by the Company, or a combination thereof. On average, the Company targets a minimum 2.5 to 1 ratio of sales to its net cash investment when evaluating potential restaurant locations. If a potential restaurant location is selected for acquisition and development by the Company, the actual performance of the location, when opened, may differ from its originally targeted performance.

RESTAURANT OPERATIONS AND MANAGEMENT

    The Company's ability to successfully execute a broad, complex menu and effectively manage high volume restaurants is critical to its overall success. Detailed operating procedures, standards, controls, food line management systems, and cooking methods and processes have been implemented at the restaurants to accommodate the Company's extensive menu and high unit sales volumes. However, the successful day-to-day operation of the Company's restaurant operations remains critically dependent on the quality, ability, dedication, and enthusiasm of the general manager, executive kitchen manager, and all other management and hourly employees at each restaurant.

    The Company's restaurants are open every day of the year except Thanksgiving and Christmas. Hours of operation are typically from 11:00 a.m. to 11:00 p.m., except for Sunday when the restaurants open at 10:00 a.m. for brunch. Additionally, most restaurants remain open past midnight on weekends. Outdoor patio seating is available (weather permitting) at several of the Company's restaurants.

    Management believes that the relatively high average sales volume and popularity of its restaurants with consumers allow the Company to attract and retain higher quality, experienced restaurant-level management and other operational personnel. Management believes the Company's restaurants have experienced a lower level of employee turnover than the restaurant industry in general. Each restaurant is typically staffed with one general manager, one executive kitchen manager, and from four to ten additional management personnel. On average, general managers possess approximately two years of experience with the Company. All restaurant management personnel complete an extensive training program during which they receive both classroom and on-the-job instruction in food quality and preparation, customer service, alcoholic beverage service, liquor liability avoidance, financial management and cost controls, and human relations. Restaurant managers are also provided with detailed operations manuals covering food and beverage standards and the proper operation of the Company's restaurants. Management is committed to operational excellence in every component of its restaurant operations, including customer service and satisfaction. In addition to receiving feedback directly from its customers, the Company also uses a "mystery shopper" quality control program to independently monitor customer satisfaction.

    Efficient, attentive and friendly customer service is integral to the Company's overall concept and brand identity. Each restaurant is staffed, on average, with approximately 200 hourly employees. The Company requires each hourly employee to participate in a formal training program for their respective position in the restaurant. For example, new servers at each restaurant participate in approximately three weeks of training during which the server works under the supervision of restaurant management. Management strives to instill enthusiasm and dedication in its employees and regularly solicits suggestions concerning restaurant operations and all aspects of its business.

    The future success of the Company will continue to be highly dependent upon its ability to attract, develop, and retain qualified employees who are capable of successfully managing high volume restaurants and consistently executing the concept's extensive and complex menu. The availability of qualified restaurant management employees continues to be a significant industry-wide issue facing chain restaurant operators. To enable it to more effectively compete for and retain the highest quality restaurant management personnel available, the Company adopted in fiscal 1997 an innovative and comprehensive compensation program for its restaurant general managers and executive kitchen managers. Each participant in the program receives a competitive base salary and has the opportunity to earn an annual cash bonus based on the performance of his or her restaurant. Participating restaurant general managers also are eligible to utilize a company-leased vehicle, for which all non-business use thereof is valued and added to the participants' taxable income pursuant to income tax regulations. For all participating restaurant general managers and executive kitchen managers, a longer-term compensation opportunity is also available which will be dependent upon the participants' extended service to the Company and their achievement of certain performance objectives. For financial accounting purposes, the incremental expense of the program for fiscal 1997 is estimated to average approximately $60,000-$65,000 per restaurant.

    Each restaurant general manager reports to an area director of operations, who typically supervises the operations of 3 to 7 restaurants, depending upon geographical and management experience considerations. In turn, each area director of operations currently reports to one of two regional vice presidents. The restaurant field supervision organization also includes area kitchen operations and performance development (training) personnel. As the Company opens new restaurants, its field supervision organization will also expand as appropriate under the circumstances.

    The Company maintains financial and accounting controls in its restaurants through the use of a point-of-sale (POS) cash register and personal computer system in each location. The POS and personal computer system provides daily and weekly information with respect to sales, cash receipts, inventory, labor, and other operating expenses for restaurant management. Each restaurant also has an on-site accountant who assists in the accumulation and processing of accounting data and other administrative information. During fiscal 1997, the Company plans to commence an upgrade of its restaurant-level accounting and administrative systems to improve their overall timeliness, effectiveness, and ability to more automatically interface into the Company's central accounting and administrative systems.

BAKERY OPERATIONS

    The Company originated in 1972 as a producer and retail and wholesale distributor of high quality cheesecakes and other baked desserts. The creation, production and marketing of quality cheesecakes and other baked desserts remains a cornerstone of the Company's brand identity and growth plans. At its bakery production facility, the Company produces approximately 50 varieties of cheesecakes and other baked desserts based on the Company's proprietary recipes. Some of the Company's most popular cheesecakes include White Chocolate Raspberry Truffle-TM-, original, Dutch apple caramel streusel, fresh strawberry, and chocolate mousse cheesecake. Some of the Company's other popular baked desserts include chocolate fudge cake, carrot cake, blackout cake, and apple dumplings.

    The Company markets its cheesecakes and other baked desserts on a wholesale basis to grocery and retail outlets, other restaurant operators, and foodservice distributors. During fiscal 1996, approximately three-fourths of the bakery's production was devoted to third-party foodservice wholesalers and retailers. The remaining one-fourth of production was devoted to supplying the Company's restaurants. Cheesecakes and other items produced for third party accounts are marketed under "The Cheesecake Factory" mark as well as private labels. Current wholesale customers include several warehouse club outlets in the Price/Costco, Sam's Club, and BJ's operations as well as institutional foodservice marketers and distributors such as Nabisco, Rykoff-Sexton, and Sysco. Current supermarket customers include Ralph's in Southern California and H.E.B. in Texas. Current restaurant and retail customers include selected locations at Disneyland and Club Disney, Darden Restaurants, Hard Rock Cafe, Planet Hollywood, and Starbuck's. The Company's bakery products are delivered daily to customers in the Southern California area by the bakery's delivery vehicles, and are shipped frozen throughout the United States by common carrier and, in the case of mail order sales, by overnight air freight.

    As a result of the Company's anticipated growth rate and the ultimate capacity constraint of its former bakery production facility, the Company began work in 1993 to design and develop a new, highly customized and automated bakery production facility with sufficient capacity to accommodate the Company's medium-term growth requirements. During 1995, the Company substantially completed the construction of a new 60,000 square foot bakery production facility and corporate center in Calabasas Hills, California, of which approximately 45,000 square feet is devoted to bakery production. During the first three quarters of fiscal 1996, the Company gradually transitioned its production operations from the former production facility to the new production facility. The new facility was fully commissioned from an engineering and operational perspective by October 1996. The total capitalized cost to develop and construct the new facility was approximately $18.6 million as of December 29, 1996. The Company currently owns the land, building, and all of the equipment at the new facility. Management estimates that the new facility has approximately four times the productive capacity of the former leased facility. As a result of the increased capacity offered by the new facility, management estimates that occupancy costs, including depreciation and amortization expense, for its bakery operations increased by approximately $1.5 million to $2.7 million during fiscal 1996. The principal goal of the Company's bakery operations during fiscal 1997 is to profitably leverage its investment and fixed occupancy costs in its new facility. The Company plans to develop an additional brand for its bakery products during fiscal 1997 in order to further penetrate the dessert market with the intention of more effectively leveraging the investment in the new facility.

    The former production facility, also located in Calabasas Hills CA, is leased through August 1997 at an approximate cost of $30,000 per month. As of December 29, 1996, the net book value of the remaining leasehold improvements and non-transferable equipment in the former production facility was approximately $272,000. The Company continues to operate a 2,000 square foot cafe at the former production facility.

    During fiscal 1997, management plans to develop and test a new "bakery cafe" concept which will emphasize the Company's distinctive desserts, accompanied by beverages, sandwiches, and salads. If successful, the concept would provide an additional source of sales and operating leverage for the Company's bakery production facility. The Company currently plans to both operate the concept and, in some cases, license it to others. Approximately five bakery cafes are currently planned for fiscal 1997 openings, of which two are planned for airport locations. The results of operations of this new concept will be reported with the Company's bakery operations in fiscal 1997.

ADVERTISING AND PROMOTION

    The Company competes in the upscale casual dining segment of the restaurant industry. This segment is generally positioned between more easily-replicated casual dining operations and more expensive "fine dining" operations. Management believes the Company's commitment to providing consistent, exceptional value to consumers in an upscale casual dining environment continues to be the most effective approach to attracting and retaining customers. Accordingly, the Company has historically focused its resources on meeting and exceeding customer expectations and has relied primarily on high profile locations and "word of mouth" advertising to attract new customers.

    Management believes that its commitment to delivering exceptional value to its customers has enabled newer restaurants to benefit from the name recognition and reputation for quality developed by existing restaurants. From time to time, the Company participates in local promotional activities of a community service nature in each of its restaurant trade areas. With respect to its bakery operations, the Company currently maintains a full-time staff of four salespeople and three product development professionals. Additionally, outside foodservice brokers are utilized from time to time for certain product distribution channels. During fiscal 1996, the Company's expenditures for advertising were less than 1% of total revenues.

PURCHASING AND DISTRIBUTION

    The Company strives to obtain quality menu ingredients, raw materials, and other supplies and services for its operations from reliable sources at competitive prices. Management continually researches and evaluates various ingredients and products in an effort to maintain high quality and to be responsive to changing consumer tastes. Other than for cheesecakes and other baked products, the Company's restaurants do not utilize a central food commissary; instead, substantially all menu items are prepared from scratch using fresh ingredients. In order to maximize purchasing efficiencies and to provide for the freshest ingredients for its menu items while obtaining the lowest possible prices for the required quality and consistency, each restaurant's management determines the quantities of food and supplies required and orders the items from local and regional suppliers on terms negotiated by each restaurant's management or by the Company's centralized purchasing staff. Management believes that all essential food and beverage products are available from several qualified suppliers in all cities in which its restaurants and bakery operations are located. Most food and supply items are delivered daily to the Company's restaurants by independent foodservice distributors.

COMPETITION

    The restaurant and bakery industries are highly competitive. There are a substantial number of restaurants and bakery operations that compete directly and indirectly with the Company. Many of these entities have significantly greater financial resources, higher revenues, and greater economies of scale than those of the Company. The restaurant business is often affected by changes in consumer tastes and discretionary spending patterns, national and regional economic conditions, demographic trends, consumer confidence in the economy, traffic patterns, the cost and availability of labor, purchasing power, the cost and availability of raw materials, governmental regulations and local competitive factors. Any change in these factors could adversely affect the Company's restaurant operations. Multi-unit foodservice operations such as those of the Company can also be substantially affected by adverse publicity resulting from food quality, illness, injury, health concerns, or operating issues stemming from a single restaurant or a single production run of bakery products. The Company attempts to manage these factors, but the occurrence of any one of these factors could cause the Company to be adversely affected.

    With respect to the Company's bakery operations, the premium dessert market has historically been highly regionalized and fragmented; however, competition within the market remains intense. The Company believes that its restaurants and bakery operations compete favorably in the consumer marketplace with respect to the critical attributes of quality, variety, taste, service, consistency, and overall value.

GOVERNMENT REGULATION

    The Company is subject to various federal, state and local laws affecting its business. Each of the Company's restaurants is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, health and safety and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development of new restaurants in particular areas, including the planned 1997 restaurant openings. However, management believes the Company is in compliance in all material respects with all relevant regulations, and the Company has not experienced abnormal difficulties or delays in obtaining the required licenses or approvals required to open any new restaurant to date.

    Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company's restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The Company has not encountered any material problems relating to alcoholic beverage licenses to date. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect the Company's ability to obtain such a license elsewhere.

    The Company is subject to "dram-shop" statutes in most of the states in which it has operations, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance which it believes is consistent with coverage carried by other entities in the restaurant industry. Even though the Company is covered by insurance, a judgment against the Company under a dram-shop statute in excess of the Company's liability coverage could have a material adverse effect on the Company. The Company has not been the subject of a "dram-shop" claim to date.

    Various federal and state labor laws govern the Company's relationship with its employees, including such matters as minimum wage and citizenship requirements, overtime, safety and other working conditions. Significant additional government-imposed increases in minimum wages, paid leaves of absence and mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, could be detrimental to the profitability of the Company's restaurants and bakery operations. Management is not aware of any environmental regulations that have had a material effect on the operations of the Company to date.

EMPLOYEES

    At March 1, 1997, the Company employed approximately 3,888 persons. Of that amount, approximately 3,625 employees worked in the Company's restaurants, approximately 197 worked in the Company's bakery operation, and approximately 66 employees worked in the Company's corporate center and field supervision organization. None of the Company's employees are covered by collective bargaining agreements, and the Company has never experienced an organized work stoppage, strike, or labor dispute. The Company believes its working conditions and compensation packages are competitive with those offered by its competitors and considers relations with its employees to be good.

TRADEMARKS

    The Company has registered "The Cheesecake Factory" and "White Chocolate Raspberry Truffle" with the United States Patent and Trademark Office. The Company regards its "The Cheesecake Factory" and "White Chocolate Raspberry Truffle" trademarks as having substantial value and as being an important factor in the marketing of its restaurants and bakery products. On February 13, 1997, a New Mexico corporation claiming to have an exclusive right to the use of "The Cheesecake Factory" mark in certain states and geographical areas brought suit against the Company (see "Item 3: Legal Proceedings"). The Company has also made application to register its trademarks in more than 70 foreign countries, although there can be no assurance that its name and marks are registerable in every country for which registration is being sought.

EXECUTIVE OFFICERS

    David Overton, age 50, co-founded the Company's predecessor in 1972 with his parents. He has served as the Company's Chairman of the Board, President, and Chief Executive Officer since its incorporation in February 1992.

    Gerald Deitchle, age 45, joined the Company as Senior Vice President, Finance and Administration and Chief Financial Officer in July 1995. From September 1984 to June 1995, he was employed by Long John Silver's Restaurants, Inc. and its predecessor company, and served as its Chief Financial Officer from April 1987 to June 1995.

ITEM 2: PROPERTIES

    All of the Company's 18 existing restaurants are located on leased properties, and the Company has no current plans to own land and buildings for future restaurants. The Company owns substantially all of the fixtures and equipment in all of its restaurants. Existing restaurant leases have expirations ranging from December 31, 1997 to November 6, 2016 (excluding existing renewal options). The Company does not anticipate any difficulties renewing its existing leases as they expire; however, there can be no assurance that the Company will be able to renew such leases. Leases typically provide for rent based on a percentage of restaurant sales (with a minimum base rental) and payment of certain lease-related expenses. See Note 6 of the Notes to Consolidated Financial Statements for information regarding aggregate minimum and percentage rentals paid by the Company for recent periods and information regarding the Company's obligation to pay minimum rentals in future years.

    The Company's headquarters and bakery production facility are located in Calabasas Hills, California in a 60,000 square foot facility on a 3.25 acre parcel of land. The Company currently owns the entire facility (land, building, and equipment) in fee simple.

ITEM 3: LEGAL PROCEEDINGS

    On February 13, 1997, a New Mexico corporation named Cheesecake Factory, Inc. brought suit in the U.S. District Court of New Mexico against the Company, its subsidiaries, and certain of its bakery customers alleging trademark, service mark and trade name infringements and wrongful registration with respect to the Company's incontestable registration and use of "The Cheesecake Factory" mark. The plaintiff claims an exclusive right to the use of "The Cheesecake Factory" mark in New Mexico, Arizona, Northern California, Colorado, Texas, Oklahoma, Minnesota, Alabama, Pennsylvania, Ohio, and other areas within the United States, and seeks to enjoin the Company from any further sales of products under "The Cheesecake Factory" mark and from operating any restaurants and selling bakery products under that mark within such states or areas. The plaintiff seeks unspecified damages, including the Company's profits, from the Company's alleged improper use of "The Cheesecake Factory" mark in such states or areas and also seeks the cancellation of the Company's federal registration of that mark. The litigation of this matter has recently commenced and no discovery has taken place. Consequently, an assessment of the ultimate outcome of this litigation cannot be given at this time. However, the Company and its special counsel for this matter believe the suit is highly defensable and intend to vigorously defend against it.

    From time to time, other lawsuits are filed against the Company in the ordinary course of business. Other than the lawsuit set forth above, the Company is not a party to any other litigation that could have a material adverse effect on the Company's results of operations and financial position or its business and is not aware that any such litigation is threatened.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 29, 1996.

                                    PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded over-the-counter under the Nasdaq symbol "CAKE" and is reported on the Nasdaq National Market System. The following table sets forth the high and low sales prices as reported on the Nasdaq National Market System.

FISCAL QUARTER ENDED:                                                             HIGH        LOW
------------------------------------------------------------------------------  ---------  ---------
January 1, 1995...............................................................  19 3/4     14 3/4
April 2, 1995.................................................................  19 1/2     13 3/4
July 2, 1995..................................................................  26 3/4     17 3/4
October 1, 1995...............................................................  30 1/4     23 1/2
December 31, 1995.............................................................  27         18 3/4
March 31, 1996................................................................  28 1/4     20 1/4
June 30, 1996.................................................................  28 3/4     23 1/4
September 29, 1996............................................................  27 3/4     20 1/4
December 29, 1996.............................................................  24 1/2     17 1/8

    Since its initial public offering in September 1992, the Company has not paid any cash dividends to its stockholders. The Company intends to retain its earnings to finance the growth and development of its business and does not anticipate paying cash dividends on its capital stock in the foreseeable future. Future cash dividends if any, will depend, among other things, on the future earnings, capital requirements and financial condition of the Company, and on such other factors as the Company's Board of Directors may consider relevant. There were 605 holders of record of the Company's common stock at March 14, 1997, and the Company estimates that there were approximately 8,800 beneficial stockholders at that date.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

    The following table sets forth selected consolidated financial data for the Company. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document. The financial data presented represents the historical consolidated operations of the Company and, for fiscal 1992, the combined operations of the Company and its predecessors.

                                                                                FISCAL YEAR
                                                         ----------------------------------------------------------
                                                            1996        1995        1994        1993        1992
                                                         ----------  ----------  ----------  ----------  ----------
INCOME STATEMENT DATA:                                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  Restaurant sales.....................................  $  139,715  $   99,839  $   72,974  $   55,692  $   42,857
  Bakery sales.........................................      20,590      17,326      12,618      11,338       9,110
                                                         ----------  ----------  ----------  ----------  ----------
      Total revenues...................................     160,305     117,165      85,592      67,030      51,967
                                                         ----------  ----------  ----------  ----------  ----------
Costs and expenses:
  Cost of food, beverages and supplies.................      41,888      29,695      22,056      16,395      12,376
  Bakery costs.........................................       8,715       7,028       4,894       4,264       3,505
  Operating expenses, including occupancy..............      74,967      53,201      38,154      31,050      23,386
  General and administrative expenses..................      15,234      11,060       7,937       6,204       6,994
  Depreciation and amortization expenses...............      10,744       5,855       3,649       2,251       1,384
                                                         ----------  ----------  ----------  ----------  ----------
      Total costs and expenses.........................     151,548     106,839      76,690      60,164      47,645
                                                         ----------  ----------  ----------  ----------  ----------
Income from operations.................................       8,757      10,326       8,902       6,866       4,322
Interest income........................................         512       1,126       1,736         690         138
Interest expense.......................................         (13)     --              (7)        (33)       (315)
Other income (expense), net............................        (360)        198          91          68           6
                                                         ----------  ----------  ----------  ----------  ----------
Income before income taxes.............................       8,896      11,650      10,722       7,591       4,151
Income tax provision...................................       2,984       3,041       3,475       2,841         (50)
                                                         ----------  ----------  ----------  ----------  ----------
Net income.............................................  $    5,912  $    8,609  $    7,247  $    4,750  $    4,201
                                                         ----------  ----------  ----------  ----------  ----------
                                                         ----------  ----------  ----------  ----------  ----------
Net income per common share............................  $     0.53  $     0.78  $     0.69  $   0.51(1)     *
Weighted average shares outstanding....................      11,076      10,989      10,526     9,265(1)     *
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital (deficit)..............................  $    8,757  $   14,019  $   12,090  $    5,917  $    1,559
Total assets...........................................     108,155      91,767      73,200      34,698      27,477
Total long-term debt (including current portion).......       6,000      --          --          --             334
Stockholders' equity...................................  $   83,512  $   76,206  $   64,304  $   28,546  $   23,132

------------------------

(1) Adjusted for 3 for 2 stock split completed on March 15, 1994.

*   Not applicable

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company was incorporated in February 1992 to succeed to the restaurant and bakery businesses of its predecessors operating under "The Cheesecake Factory" mark (the "Reorganization"). The Reorganization was completed concurrently with the Company's initial public offering of common stock in September 1992. Unless the context otherwise requires, references herein to the "Company" refer to The Cheesecake Factory Incorporated and its subsidiaries.

    Prior to the Reorganization, the Company's predecessor restaurant operations used a calendar year end and its predecessor bakery operations used a June 30 year end. At the end of calendar 1992, the Company adopted a 52 or 53 week fiscal year ending on the Sunday closest to December 31 for financial reporting purposes. The Company analyzes its revenue, in part, based on comparable restaurant sales which is defined as including restaurants open during the full period of all periods being compared.

RESULTS OF OPERATIONS

    The following table sets forth, for fiscal 1996, 1995, and 1994, the Consolidated Statements of Operations of the Company expressed as percentages of total revenues and the percentage changes in dollar amounts of revenues, costs and expenses for fiscal 1996 compared to fiscal 1995 and for fiscal 1995 compared to fiscal 1994. The Company's revenues are derived from restaurant sales and bakery sales to third-party foodservice operators and distributors. Bakery sales can fluctuate from quarter to quarter based on the timing of orders from large-account bakery customers. Certain costs and expenses relate only to restaurant sales (cost of food, beverages and supplies) or bakery sales (bakery costs, which include ingredient, packaging, and supply costs), while other costs and expenses relate to both restaurant and bakery sales (operating expenses including occupancy, general and administrative expenses, and depreciation and amortization expenses).

                                                        PERCENTAGE OF TOTAL REVENUES         PERCENTAGE INCREASE
                                                                 FISCAL YEAR                      (DECREASE)
                                                       -------------------------------  ------------------------------
                                                         1996       1995       1994     1996 VS. 1995   1995 VS. 1994
                                                       ---------  ---------  ---------  -------------  ---------------
Revenues:
  Restaurant sales...................................       87.2%      85.2%      85.3%        39.9%           36.8%
  Bakery sales.......................................       12.8       14.8       14.7         18.8            37.3
                                                       ---------  ---------  ---------
      Total revenues.................................      100.0      100.0      100.0         36.8            36.9
Costs and expenses:
  Cost of food, beverages and supplies...............       26.1       25.3       25.8         41.1            34.6
  Bakery costs.......................................        5.4        6.0        5.7         24.0            43.6
  Operating expenses, including occupancy............       46.8       45.5       44.6         40.9            39.4
  General and administrative expenses................        9.5        9.4        9.3         37.7            39.4
  Depreciation and amortization expenses.............        6.7        5.0        4.2         83.5            60.4
                                                       ---------  ---------  ---------
      Total costs and expenses.......................       94.5       91.2       89.6         41.8            39.3
                                                       ---------  ---------  ---------
Income from operations...............................        5.5        8.8       10.4        (15.2)           16.0
  Interest income....................................        0.3        1.0        2.0        (54.5)          (35.1)
  Interest expense...................................         --         --         --        *               *
Other income (expense), net..........................       (0.2)       0.1        0.1       (281.8)          117.7
                                                       ---------  ---------  ---------
Income before income taxes...........................        5.6        9.9       12.5        (23.6)            8.7
Income tax provision.................................        1.9        2.6        4.0         (1.9)          (12.5)
                                                       ---------  ---------  ---------
Net income...........................................        3.7%       7.3%       8.5%       (31.3)%          18.8%
                                                       ---------  ---------  ---------
                                                       ---------  ---------  ---------

------------------------

*   Not determinable.

FISCAL 1996 COMPARED TO FISCAL 1995

REVENUES

    Total revenues increased to $160.3 million for fiscal 1996 from $117.2 million for fiscal 1995, an increase of $43.1 million or 37%. Restaurant sales increased to $139.7 million for fiscal 1996 from $99.8 million for fiscal 1995, an increase of $39.9 million or 40%. Restaurant operating weeks increased 32% to 786 for fiscal 1996 versus 596 for the prior fiscal year. Average sales per restaurant operating week increased to $177,800 for fiscal 1996 versus $167,500 for fiscal 1995. New restaurants opened during fiscal 1996 (Skokie, IL; Baltimore, MD; and Kansas City, MO) accounted for approximately $9.6 million or 24% of the increase in total restaurant sales during fiscal 1996, and noncomparable sales at the Company's four restaurants opened during fiscal 1995 accounted for approximately $25.3 million or 63% of the increase. Comparable restaurant sales increased approximately $5.0 million or 5.1% for fiscal 1996. This increase was principally attributable to a higher average guest check amount. In December 1996, the Company instituted an approximate 1.5% effective menu price increase for its six restaurants in California. The Company's non-California restaurants similarly increased their menu prices in January 1997 in order to partially offset increasing operating costs. Bakery sales increased to $20.6 million for fiscal 1996 from $17.3 million for fiscal 1995, an increase of $3.3 million or 19%. Lower sales of promotional and other bakery products to certain large-account restaurant customers was more than offset by higher sales to foodservice distributors and warehouse club outlets. Sales at the bakery's cafe operation were essentially unchanged at $1.4 million for fiscal 1996.

COST OF FOOD, BEVERAGES AND SUPPLIES

    Cost of food, beverages, and supplies for the restaurants increased to $41.9 million for fiscal 1996 from $29.7 million for fiscal 1995, an increase of $12.2 million or 41%. This increase was principally attributable to the 40% increase in restaurant sales for fiscal 1996. As a percentage of restaurant sales, cost of food, beverages and supplies increased slightly to 30.0% of restaurant sales for fiscal 1996 versus 29.7% for fiscal 1995. The menu at the Company's restaurants is one of the most diversified in the industry and, accordingly, is not overly dependent on a single commodity. With respect to newly opened restaurants, these costs will typically be higher than normal during the first 90-120 days of operations until the restaurant staffs become more accustomed to optimally managing and servicing the high sales volumes typically experienced by new restaurants.

BAKERY COSTS

    Bakery costs, which include ingredient, packaging, and production supply costs, increased to $8.7 million for fiscal 1996 from $7.0 million for fiscal 1995, an increase of $1.7 million or 24%. This increase was principally due to the 19% increase in bakery sales for fiscal 1996. As a percentage of bakery sales, bakery costs increased to 42.3% for fiscal 1996 versus 40.6% for fiscal 1995. This increase was primarily attributable to higher costs for dairy-related ingredients (cream cheese, whipped cream, and butter) during the last half of fiscal 1996 which reflected the rise in the general level of dairy commodity costs across the country. As a percentage of bakery sales, dairy-related costs were 15.1% for fiscal 1996 versus 13.1% for fiscal 1995. The Company's costs for its dairy-related ingredients have generally stabilized since October 1996. However, there can be no assurance that the costs for these commodities will not rise further due to market conditions beyond the Company's control.

OPERATING EXPENSES, INCLUDING OCCUPANCY

    Operating expenses, which include all restaurant-level operating and occupancy costs (labor, rent, laundry, repairs and maintenance, utilities, outside services, and other operating expenses) and certain bakery operating costs (direct labor and indirect production costs), increased 41% to $75.0 million for fiscal 1996 versus $53.2 million for fiscal 1995. This increase was principally attributable to the 37% increase in total revenues for fiscal 1996 and higher costs associated with the Company's transition to its new bakery production facility. As a percentage of total revenues, operating expenses were 46.8% for fiscal 1996 versus 45.5% for fiscal 1995.

    The Company incurred certain duplicative and inefficient labor and other operating costs in connection with the transition to its new bakery production facility during the first three quarters of fiscal 1996. Additionally, management estimates that occupancy-related costs for its bakery operations, excluding depreciation and amortization, increased by approximately $700,000 during fiscal 1996 as a result of the estimated four-fold increase in production capacity offered by the new facility. While management believes that measurable improvements were achieved in labor productivity and ingredient yields in the new facility during the fourth quarter of fiscal 1996, operating expense comparisons will likely remain unfavorable for the first half of fiscal 1997 principally as a result of higher occupancy-related costs and less-than-optimal labor efficiencies related to the new facility. One of the Company's principal goals for fiscal 1997 is to more effectively leverage the investment and fixed occupancy costs in the new facility.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses consist of bakery selling and administrative expenses (including product development and marketing expenses), certain restaurant administrative expenses (principally credit card discounts and property insurance), restaurant field supervision expenses (salaries and expenses of regional vice presidents and area directors of operations), and corporate support expenses (salaries and related fringe benefits; travel; and other administrative expenses). General and administrative expenses increased to $15.2 million for fiscal 1996 from $11.1 million for fiscal 1995, an increase of $4.2 million or 38%.

    As a percentage of total revenues, general and administrative expenses increased slightly to 9.5% for fiscal 1996 versus 9.4% for fiscal 1995. Fiscal 1996 general and administrative expenses included charges totaling approximately $1.0 million relating to the write-off of certain unrecoverable bakery assets and the settlement of an employment practices and related claim against the Company.

    The Company plans to continue to strengthen its operational and corporate infrastructure during fiscal 1997 to support its planned future growth. This strengthening will likely result in a higher level of general and administrative expenses during fiscal 1997. During the first quarter of fiscal 1997, the Company added a regional vice president and three area directors of operations to the field supervision staff for its restaurants. Additional professionals are also planned for the Company's performance development and restaurant opening teams. The Company added two national salespeople and two product development professionals to its bakery operations staff during the first quarter of fiscal 1997. During the same period, the Company also hired a senior concept development professional to manage the development of its bakery cafe concept. The Company plans to aggressively pursue new large-account customers for its bakery operations which will require continuing investments in marketing and promotional programs. One of the Company's principal objectives for fiscal 1997 is to more effectively leverage its operational and corporate support infrastructure.

DEPRECIATION AND AMORTIZATION EXPENSES

    Depreciation and amortization expenses increased to $10.7 million for fiscal 1996 from $5.9 million for fiscal 1995, an increase of $4.9 million or 84%. As a percentage of total revenues, depreciation and amortization expenses were 6.7% for fiscal 1996 versus 5.0% for fiscal 1995. The increase of $4.9 million for fiscal 1996 consisted of the following components: a $2.5 million increase (to $5.4 million) in restaurant preopening amortization; a $1.1 million increase (to $1.6 million) in bakery depreciation and amortization; a $1.2 million increase (to $3.5 million) in restaurant depreciation; and a $0.1 million increase (to $0.2 million) in corporate support-related depreciation. The increase in bakery depreciation was attributable to the estimated four-fold increase in productive capacity offered by the Company's new bakery production facility.

    As a result of the highly customized and operationally complex nature of the Company's restaurants, the restaurant preopening process is extensive and costly relative to that of most chain restaurant operations. Preopening costs, which often exceed $1 million per restaurant, include recruiting, training, relocation and related costs for developing management and hourly staff for new restaurants, as well as other costs directly related to the opening of new restaurants. Preopening costs will vary from location to location depending on a number of factors including, among others, the proximity of other established

Company restaurants, the size and layout of each location, and the relative difficulty of the restaurant staffing and training process. The Company defers preopening costs until the opening of new restaurants and then amortizes the deferred costs over the 12-month period immediately following the respective openings. Total restaurant preopening amortization will vary from quarter to quarter depending on the timing of restaurant openings and the number of newer restaurants amortizing their preopening costs in a given quarter. Based on the Company's planned fiscal 1997 openings of new restaurants (as of March 14, 1997), management believes that total preopening amortization for fiscal 1997 will likely be higher than the amount reported for fiscal 1996. During fiscal 1996, the Company reevaluated its restaurant preopening process with the objective of reducing its timeframe, intensiveness, and overall cost. However, there can be no assurance that preopening costs will be reduced for future restaurants.

INTEREST AND OTHER INCOME (EXPENSE)

    Interest income for fiscal 1996 was $0.5 million versus $1.1 million for fiscal 1995, a decrease of $0.6 million or 55%. This decrease was primarily due to lower levels of investments in marketable securities which, in turn, was attributable to capital expenditure activity during fiscal 1996. Other income (expense) for fiscal 1996 resulted in a net other expense of $0.3 million versus a net other income of $0.2 million for fiscal 1995. The fiscal 1996 amount included a charge of approximately $0.7 million attributable to the liquidation of certain debt securities acquired during fiscal 1994 and the write-off of a related receivable with respect to the Company's investments in marketable securities.

INCOME TAX PROVISION

    The Company's effective tax rate for fiscal 1996 was 33.5% versus 26.2% for fiscal 1995. The lower effective rate for fiscal 1995 was principally due to higher research and related tax credits associated with the Company's development of its new bakery production facility.

FISCAL 1995 COMPARED TO FISCAL 1994

REVENUES

    Total revenues increased to $117.2 million for fiscal 1995 from $85.6 million for fiscal 1994, an increase of $31.6 million or 37%. Restaurant sales increased to $99.8 million for fiscal 1995 from $73.0 million for fiscal 1994, an increase of $26.8 million or 37%. Restaurant operating weeks for fiscal 1995 were 596 versus 453 for fiscal 1994, an increase of approximately 32%. Average sales per restaurant operating week for fiscal 1995 were approximately $167,500 versus $161,100 for fiscal 1994. New restaurants opened during fiscal 1995 (Boca Raton, FL; Chicago, IL; Houston, TX; and Boston, MA) accounted for approximately $13.5 million or approximately half of the increase in total restaurant sales during fiscal 1995. Noncomparable sales at the North Bethesda, MD and Coconut Grove, FL locations (which opened during fiscal 1994) accounted for approximately $10.2 million of the increase. Comparable restaurant sales increased approximately $3.1 million or 4.3% for fiscal 1995. This increase consisted of a 1.7% increase in customer counts and a 2.6% increase in the average guest check amount. In December 1995, the Company instituted an approximate 2.5% effective menu price increase for its six restaurants in California, which represented the first significant menu price increase in approximately three years. The non-California restaurants similarly increased their menu prices in January 1996 in order to partially offset increasing operating costs.

    Bakery sales increased to $17.3 million for fiscal 1995 from $12.6 million for fiscal 1994, an increase of $4.7 million or 37%. This increase was principally attributable to increased sales to the bakery's larger restaurant, foodservice distributor, and warehouse club operators. Sales at the bakery's cafe operation increased by approximately 4% to $1.4 million for fiscal 1995.

COST OF FOOD, BEVERAGES AND SUPPLIES

    Cost of food, beverages and supplies for the restaurants increased to $29.7 million in fiscal 1995 from $22.1 million in fiscal 1994, an increase of $7.6 million or 35%. As a percentage of restaurant sales, the cost of food, beverages and supplies decreased slightly to 29.7% for fiscal 1995 versus 30.2% for fiscal 1994.

BAKERY COSTS

    Bakery costs increased by $2.1 million or 44% to $7.0 million for fiscal 1995 versus $4.9 million for fiscal 1994. As a percentage of bakery sales, bakery costs increased to 40.6% for fiscal 1995 versus 38.8% for fiscal 1994. This increase was principally attributable to slightly higher packaging costs and lower gross profit margins realized on incremental sales to certain large foodservice and warehouse club accounts.

OPERATING EXPENSES, INCLUDING OCCUPANCY

    Operating expenses, including labor and occupancy, increased to $53.2 million for fiscal 1995 from $38.2 million for fiscal 1994, an increase of $15.0 million or 39%. Of this increase, approximately $7.8 million or 52% was attributable to activity for the four new restaurants opened during fiscal 1995. The balance of the increase was principally attributable to the full-year operations of the two restaurants opened during fiscal 1994 as well as increased sales activity at the bakery. As a percentage of total revenues, operating expenses increased slightly to 45.5% for fiscal 1995 versus 44.6% for fiscal 1994. This increase was primarily due to a significant, one-time reduction in labor expense during fiscal 1994 which resulted from workers' compensation insurance premium refunds that were not received by the Company in like amounts during fiscal 1995.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses increased 39.4% to $11.1 million in fiscal 1995 versus $7.9 million for fiscal 1994. As a percentage of total revenues, general and administrative expenses increased 0.1% to 9.4% in fiscal 1995 versus 9.3% in fiscal 1994. This slight increase was principally attributable to the continued strengthening of the Company's restaurant and bakery operational support infrastructure, as well as increased product development and promotional expenses related to the solicitation of large-account bakery customers.

DEPRECIATION AND AMORTIZATION EXPENSES

    Depreciation and amortization expenses increased $2.2 million, or 60%, to $5.9 million for fiscal 1995 versus $3.7 million for fiscal 1994. As a percentage of total revenues, depreciation and amortization expenses for fiscal 1995 increased to 5.0% versus 4.2% for fiscal 1994. This increase was principally attributable to the opening of new restaurants. Included in the total depreciation/amortization amounts for fiscal 1995 and 1994 was preopening expense amortization of $2.9 million and $1.5 million, respectively.

INTEREST INCOME

    Interest income for fiscal 1995 decreased 35% to $1.1 million versus $1.7 million for fiscal 1994. This decrease was attributable to lower levels of investments in marketable securities which, in turn, was attributable to capital expenditure activity during fiscal 1995.

INCOME TAX PROVISION

    The Company's effective tax rate for fiscal 1995 was 26.2% versus 32.4% for fiscal 1994. The lower effective tax rate for fiscal 1995 was principally attributable to increased FICA tip credits generated from the Company's restaurant operations and higher research and related tax credits associated with the Company's development of its new bakery production facility.

LIQUIDITY AND CAPITAL RESOURCES

    Following is a summary of the Company's liquidity measurements for fiscal 1996, 1995, and 1994:

                                                           FISCAL 1996    FISCAL 1995    FISCAL 1994
                                                          -------------  -------------  -------------
                                                                 (DOLLAR AMOUNTS IN MILLIONS)
Cash and marketable securities on hand, end of year.....    $    10.6      $    17.0      $    30.3
Net working capital, end of year........................    $     8.8      $    14.0      $    12.1
Current ratio, end of year..............................        1.5:1          1.9:1          2.4:1
Long-term debt, end of year.............................    $     6.0         --             --
Cash provided by operations.............................    $     9.6      $    12.8      $     7.6
Capital expenditures....................................    $    23.3      $    29.5      $    13.1
EBITDA (1)..............................................    $    19.5      $    16.2      $    12.6

------------------------

(1) EBITDA represents income from operations plus depreciation and amortization expense. While EBITDA should not be construed as a substitute for income from operations or a better indicator of liquidity than cash provided by operations, which are determined in accordance with generally accepted accounting principles, EBITDA has been included in this table because management believes certain investors find it to be a useful tool for measuring the ability of the Company to service its funded debt. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs. See the Consolidated Statements of Cash Flows for the Company and the related notes to the Consolidated Financial Statements thereto included herein.

    During fiscal 1996, the Company's total amount of cash on hand and marketable securities decreased by $6.4 million to $10.6 million as of December 29, 1996. This decrease was principally required as a source of funding, along with cash from operations and borrowings under the Company's revolving credit and term loan facility, for capital expenditures of $23.3 million during fiscal 1996. The Company's net working capital position decreased by $5.2 million during fiscal 1996 to $8.8 million at the end of the year. It is not uncommon for operators in the restaurant industry to maintain minimal or slightly negative net working capital as the restaurant business receives substantially immediate payment for sales while payment terms to suppliers for inventory and related items are typically 15 to 30 days. Compared to fiscal 1995, cash from operations decreased by $3.2 million to $9.6 million for fiscal 1996. This decrease was principally due to the timing of accounts payable disbursements at fiscal year-end. The Company borrowed $6.0 million under its revolving credit and term loan facility during fiscal 1996 as an additional source of capital during the year.

    During fiscal 1996, the Company's total capital expenditures of $23.3 million consisted of approximately $20.7 million for its restaurant operations, $2.3 million for its bakery operations, and $0.3 million for general and administrative purposes. For fiscal 1997, the Company estimates that its total capital expenditure requirement will be approximately $28 million, excluding restaurant preopening expenses. This estimate includes approximately $25 million (net of expected landlord construction contributions) to open as many as six new restaurants and to provide for an increase in construction-in-progress disbursements for anticipated fiscal 1998 openings. The Company has historically leased the land and building shells for its restaurant locations; however, the Company has expended cash for leasehold improvements and furnishings, fixtures, and equipment for the locations. The remaining estimated capital expenditures for fiscal 1997 consist of approximately $1 million for the bakery cafe concept and approximately $2 million for maintenance-related expenditures for the Company's existing restaurants, bakery, and corporate center.

    The Company's planned capital expenditures for fiscal 1997 are expected to be financed through a combination of cash provided by operations, cash and marketable securities on hand, landlord construction contributions (when available), and drawdowns on the Company's revolving credit and term loan facility. In March 1997, the Company's existing revolving credit and term loan facility was amended to, among other things, increase the maximum amount available to the Company under the facility from $15 million to $25 million. During fiscal 1997, the Company may seek to obtain additional debt and/or equity capital to finance its anticipated restaurant expansion in 1998 and thereafter. The Company may also seek other sources of financing including equipment financing or the sale/leaseback of assets comprising its headquarters and bakery production facility. There can be no assurance that any additional financing will be available on suitable terms, if at all.

IMPACT OF INFLATION AND CHANGES IN THE COSTS OF KEY OPERATING RESOURCES

    The Company's profitability is dependent upon its ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, and other supplies and services. Various factors beyond the Company's control, including adverse weather and general marketplace conditions, may affect the availability and cost of food and other raw materials. The impact of inflation on food, labor and occupancy costs can significantly affect the Company's operations. Many of the Company's restaurant and bakery employees are paid hourly rates related to the federal minimum wage which increased in 1988, 1991, 1996, and 1997. Additionally, a general shortage in the availability of qualified restaurant management and hourly workers in certain geographical areas in which the Company operates has caused related increases in the costs of recruiting and compensating such employees. Certain operating costs, such as utilities, taxes, insurance, and outside services continue to increase with the general level of inflation. With respect to the Company's bakery operations, changes in the general level of costs for dairy-related commodities can impact the results of those operations. Dairy-related commodity costs (principally cream cheese, whipped cream, and butter) represented 15.1%, 13.1%, and 12.8% of bakery sales for fiscal 1996, 1995, and 1994, respectively.

    While management has been able to react to inflation and other changes in the costs of key operating resources by increasing prices for its menu items and bakery products, coupled with more efficient purchasing practices and economies of scale, there can be no assurance that it will be able to continue to do so in the future. There can be no assurance that the Company will continue to generate increases in comparable restaurant sales and bakery sales in amounts sufficient to offset inflationary or other cost pressures. Any variance in the factors noted above, or in other areas, from what is expected by investors could have an immediate and adverse effect on the market price of the Company's common stock. Seasonality and Quarterly Results

    The Company's business is subject to seasonal fluctuations. Historically, the Company's highest earnings have occurred in the second and third quarters of the fiscal year, as the Company's sales in its existing restaurants have typically been higher during the second and third quarters of the fiscal year. The Company's bakery operations are seasonal to the extent that the fourth quarter's sales are typically higher due to holiday business. Additionally, bakery sales comparisons may significantly vary from quarter to quarter due to the timing of receipt of large orders of promotional bakery products from large-account bakery customers. As a result of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results have been, and in the future are likely to be, significantly impacted by the timing of new restaurant openings and their respective preopening expenses.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Financial Statements required to be filed hereunder are set forth on pages 22 through 38 of this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEMS 10, 11, 12, AND 13:

    The information required by Items 10, 11, 12, and 13 is hereby incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 13, 1997 which relates to the election of directors and which will be filed with the Commission within 120 days after the close of the Company's fiscal year.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K

    The following documents are filed as a part of this Report:

    (a) The Financial Statements required to be filed hereunder are listed in the index to Financial Statements and Supplementary Data on page 22 of this report.

    (b) The Exhibits required to be filed hereunder are listed in the exhibit index included herein at page 39.

    (c) The Registrant did not file any reports on Form 8-K during the last quarter of its fiscal year ended December 29, 1996.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                            PAGE NO.
                                                                                                          -------------
Report of Independent Accountants.......................................................................           24

Consolidated Balance Sheets as of December 29, 1996 and December 31, 1995...............................           25

Consolidated Statements of Operations for Fiscal Year 1996, 1995, and 1994..............................           26

Consolidated Statements of Equity for Fiscal Year 1996, 1995, and 1994..................................           27

Consolidated Statements of Cash Flows for Fiscal Year 1996, 1995, and 1994..............................           28

Notes to Consolidated Financial Statements..............................................................           29

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of The Cheesecake Factory
Incorporated:

    We have audited the accompanying consolidated balance sheets of The Cheesecake Factory Incorporated and Subsidiaries as of December 29, 1996 and December 31, 1995 and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Cheesecake Factory Incorporated and Subsidiaries as of December 29, 1996 and December 31, 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 29, 1996 in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

Los Angeles, California

February 24, 1997

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                     DECEMBER 29,   DECEMBER 31,
                                                                                         1996           1995
                                                                                    --------------  -------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents.......................................................  $    8,535,960  $  10,077,713
  Investments and marketable securities...........................................       1,770,000      4,154,525
  Accounts receivable.............................................................       2,383,138      2,213,317
  Other receivables...............................................................       2,310,096      2,674,276
  Advances to officers and employees..............................................         188,361        621,771
  Inventories.....................................................................       4,206,251      2,711,805
  Preopening expenses.............................................................       6,228,938      6,103,182
  Prepaid expenses................................................................       1,777,696      1,022,558
                                                                                    --------------  -------------
      Total current assets........................................................      27,400,440     29,579,147
                                                                                    --------------  -------------
Property and equipment, net.......................................................      73,036,678     54,445,425
                                                                                    --------------  -------------
Other assets:
  Marketable securities...........................................................         295,700      2,768,427
  Other receivables...............................................................       4,805,437      3,129,901
  Deferred income taxes...........................................................         788,220        363,786
  Other...........................................................................       1,828,773      1,479,876
                                                                                    --------------  -------------
      Total other assets..........................................................       7,718,130      7,741,990
                                                                                    --------------  -------------
          Total assets............................................................  $  108,155,248  $  91,766,562
                                                                                    --------------  -------------
                                                                                    --------------  -------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................................  $    8,909,100  $   9,312,877
  Income taxes payable............................................................         835,043         75,296
  Other accrued expenses..........................................................       6,561,761      3,835,851
  Deferred income taxes...........................................................       2,337,131      2,336,328
                                                                                    --------------  -------------
      Total current liabilities...................................................      18,643,035     15,560,352
                                                                                    --------------  -------------
Long-term debt....................................................................       6,000,000       --
Commitments (Note 6)
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and
    outstanding...................................................................        --             --
  Common stock, $.01 par value, 30,000,000 shares authorized; 10,939,608 and
    10,853,508 issued and outstanding for 1996 and 1995, respectively.............         109,396        108,535
  Additional paid-in capital......................................................      55,264,447     54,112,418
  Retained earnings...............................................................      28,323,050     22,411,408
  Marketable securities valuation account.........................................        (184,680)      (426,151)
                                                                                    --------------  -------------
      Total stockholders' equity..................................................      83,512,213     76,206,210
                                                                                    --------------  -------------
          Total liabilities and stockholders' equity..............................  $  108,155,248  $  91,766,562
                                                                                    --------------  -------------
                                                                                    --------------  -------------

      See the accompanying notes to the consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   FISCAL YEAR
                                                                  ----------------------------------------------
                                                                       1996            1995            1994
                                                                  --------------  --------------  --------------
Revenues:
  Restaurant sales..............................................  $  139,715,278  $   99,839,700  $   72,974,022
  Bakery sales..................................................      20,590,180      17,325,782      12,618,104
                                                                  --------------  --------------  --------------
      Total revenues............................................     160,305,458     117,165,482      85,592,126
                                                                  --------------  --------------  --------------
Costs and expenses:
  Cost of food, beverages and supplies..........................      41,888,551      29,695,232      22,055,995
  Bakery costs..................................................       8,715,373       7,027,662       4,893,608
  Operating expenses:
    Labor.......................................................      51,250,734      36,755,965      26,082,488
    Occupancy and other.........................................      23,716,021      16,444,864      12,071,353
  General and administrative expenses...........................      15,234,312      11,060,623       7,937,088
  Depreciation and amortization expenses........................      10,743,715       5,854,808       3,649,460
                                                                  --------------  --------------  --------------
      Total costs and expenses..................................     151,548,706     106,839,154      76,689,992
                                                                  --------------  --------------  --------------
Income from operations..........................................       8,756,752      10,326,328       8,902,134
Interest income.................................................         511,809       1,126,489       1,736,269
Interest expense................................................         (13,468)       --                (7,012)
Other income (expense), net.....................................        (359,696)        197,478          90,695
                                                                  --------------  --------------  --------------
Income before income taxes......................................       8,895,397      11,650,295      10,722,086
Income tax provision............................................       2,983,755       3,041,378       3,474,895
                                                                  --------------  --------------  --------------
Net income......................................................  $    5,911,642  $    8,608,917  $    7,247,191
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Net income per share, fully diluted.............................  $         0.53  $         0.78  $         0.69
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Weighted average shares outstanding.............................      11,075,793      10,988,893      10,525,633
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

      See the accompanying notes to the consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EQUITY

                                                                                      MARKETABLE
                                                         ADDITIONAL                   SECURITIES
                                              COMMON       PAID-IN       RETAINED      VALUATION
                                              STOCK        CAPITAL       EARNINGS      ALLOWANCE       TOTAL
                                            ----------  -------------  -------------  -----------  -------------
Balance, January 2, 1994..................  $   61,765  $  21,928,809  $   6,555,300  $   --       $  28,545,874

Net income................................                                 7,247,191                   7,247,191
Issuance of common stock pursuant to
 secondary offering.......................       9,000     29,248,727                                 29,257,727
Common stock split (3 for 2)..............      35,381        (35,381)                                  --
Marketable securities valuation
 adjustment...............................                                               (747,101)      (747,101)
                                            ----------  -------------  -------------  -----------  -------------
Balance, January 1, 1995..................     106,146     51,142,155     13,802,491     (747,101)    64,303,691

Net income................................                                 8,608,917                   8,608,917
Issuance of common stock pursuant to stock
 option plan..............................       2,389      2,970,263                                  2,972,652
Marketable securities valuation
 adjustment...............................                                                320,950        320,950
                                            ----------  -------------  -------------  -----------  -------------
Balance, December 31, 1995................     108,535     54,112,418     22,411,408     (426,151)    76,206,210

Net income................................                                 5,911,642                   5,911,642
Issuance of common stock pursuant to stock
 option plan..............................         861      1,152,029                                  1,152,890
Marketable securities valuation
 adjustment...............................                                                241,471        241,471
                                            ----------  -------------  -------------  -----------  -------------
Balance, December 29, 1996................  $  109,396  $  55,264,447  $  28,323,050  $  (184,680) $  83,512,213
                                            ----------  -------------  -------------  -----------  -------------
                                            ----------  -------------  -------------  -----------  -------------

      See the accompanying notes to the consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    FISCAL YEAR
                                                                   ----------------------------------------------
                                                                        1996            1995            1994
                                                                   --------------  --------------  --------------
Cash flows from operating activities:
  Net income.....................................................  $    5,911,642  $    8,608,917  $    7,247,191
  Adjustments to reconcile net income to cash provided by
    operating activities:
    Depreciation and amortization................................      10,743,715       5,854,808       3,649,460
    Gain on asset sale...........................................          (9,250)         (1,971)       --
    Loss on held-to-maturity securities..........................        --               102,293           8,022
    Loss on available-for-sale securities........................         254,101           7,050         110,602
    Deferred income taxes........................................        (559,459)        942,384         366,585
    Gain on trading securities...................................        --              --               (33,125)
    Changes in assets and liabilities:
      Accounts receivable........................................        (169,821)       (779,650)       (682,224)
      Income tax refunds receivable..............................        --              --             1,232,832
      Other receivables..........................................      (1,311,356)       (399,515)     (3,202,333)
      Advances to officers and employees.........................         433,410        (562,770)        205,538
      Inventories................................................      (1,494,446)     (1,528,039)       (214,813)
      Preopening costs...........................................      (5,520,040)     (5,036,888)     (2,737,217)
      Prepaid expenses...........................................      (1,082,017)        214,814        (628,853)
      Other......................................................        (715,107)       (402,515)        (45,849)
      Accounts payable...........................................        (403,777)      5,536,010       1,193,466
      Income taxes payable.......................................         759,747          25,971          49,325
      Other accrued expenses.....................................       2,725,910         215,673       1,097,565
                                                                   --------------  --------------  --------------
        Cash provided by operating activities....................       9,563,252      12,796,572       7,616,172
                                                                   --------------  --------------  --------------
Cash flows from investing activities:
  Additions to property and equipment............................     (23,247,595)    (29,452,506)    (13,128,783)
  Sale of property and equipment.................................           9,250           3,500        --
  Investments in held-to-maturity securities.....................        --              --           (96,236,481)
  Sales of held-to-maturity securities...........................        --            19,370,147      72,330,469
  Investments in available-for-sale securities...................        --            (1,124,287)    (14,977,683)
  Sales of available-for-sale securities.........................       4,980,450       5,113,882      14,482,259
                                                                   --------------  --------------  --------------
    Cash used by investing activities............................     (18,257,895)     (6,089,264)    (37,530,219)
                                                                   --------------  --------------  --------------
Cash flows from financing activities:
  Borrowings under revolving credit facility.....................       6,000,000        --              --
  Common stock issued............................................             861           2,389          44,381
  Proceeds from exercise of employee stock options...............       1,152,029       2,970,263        --
  Proceeds from sale of common stock.............................        --              --            29,213,346
                                                                   --------------  --------------  --------------
      Cash provided by financing activities......................       7,152,890       2,972,652      29,257,727
                                                                   --------------  --------------  --------------
Net change in cash and cash equivalents..........................      (1,541,753)      9,679,960        (656,320)
Cash and cash equivalents at beginning of period.................      10,077,713         397,753       1,054,073
                                                                   --------------  --------------  --------------
Cash and cash equivalents at end of period.......................  $    8,535,960  $   10,077,713  $      397,753
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------

      See the accompanying notes to the consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    BASIS OF PRESENTATION:

    The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and its wholly owned subsidiaries, Cheesecake Corporation of America, Great World Foods, Inc., and The Houston Cheesecake Factory Corporation. All significant intercompany accounts and transactions for the periods presented have been eliminated in consolidation.

    FISCAL YEAR:

    The Company's fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31. Fiscal years 1996, 1995, and 1994 consisted of the 52 weeks ended December 29, 1996, December 31, 1995, and January 1, 1995, respectively.

    CASH AND CASH EQUIVALENTS:

    The Company considers all highly liquid investments with an original maturity of three months or less at date of purchase to be cash equivalents.

    INVESTMENTS AND MARKETABLE SECURITIES:

    Effective January 3, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Prior to January 3, 1994, marketable equity or debt securities held by the Company were reported at the lower of cost or fair value. SFAS No. 115 established accounting and reporting requirements for investments in equity securities that have readily determinable fair values and for all investments in debt securities. All investment securities must be classified as one of the following: held to maturity, trading, or available for sale. Debt securities that the Company expects to hold to maturity are classified as held-to-maturity securities and are reported at their amortized costs. Debt securities that the Company classifies as available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of related tax effect) until realized. Fair value is determined by the most recently traded price of each security at the Company's balance sheet date, plus any accrued interest. Net realized gains or losses are determined on the specific identification cost method. At December 29, 1996, all of the Company's marketable securities were classified in the available-for-sale category.

    ACCOUNTS AND OTHER RECEIVABLES:

    The Company's accounts receivable principally result from credit sales to bakery customers. Other receivables consist of various amounts due from landlords, insurance providers, and others in the ordinary course of business.

    CONCENTRATION OF CREDIT RISK:

    Financial instruments which potentially subject the Company to a concentration of credit risk are cash and cash equivalents, investments and marketable securities, and accounts receivable. The Company currently maintains substantially all of its day-to-day operating cash balances with a single financial institution. At times, cash balances may be in excess of FDIC insurance limits. Cash equivalents principally consist of an investment in a short-term money market fund, consisting of government securities,

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) maintained with a financial institution. Marketable securities principally consist of adjustable rate preferred stocks and corporate bonds. With respect to marketable securities, the net unrealized loss on the Company's investment portfolio as of December 29, 1996 and December 31, 1995 has been reported (net of tax effect) in a valuation allowance within the stockholders' equity section of the Consolidated Balance Sheet. Concentration of credit risk for accounts receivable is considered by the Company to be minimal as a result of the large number of bakery customers, as well as the payment histories and general financial condition of the larger bakery customers.

    INVENTORIES:

    Inventories are stated at the lower of cost (first-in, first-out) or market.

    PROPERTY AND EQUIPMENT:

    Property and equipment are recorded at cost. Improvements are capitalized while repair and maintenance costs are expensed as incurred. Depreciation is provided using the straight-line method over the estimated economic lives of the assets or the primary terms of the respective leases. Depreciation periods are as follows:

Land improvements.....................................  25 years
Buildings.............................................  30 years
                                                        Primary term of
Leasehold improvements................................  lease
Restaurant fixtures and equipment.....................  10 years
Bakery equipment......................................  15 years
Automotive equipment..................................  5 years

    PREOPENING COSTS:

    Costs related to the opening of new restaurants are deferred and then amortized over a one year period commencing with the opening of each respective restaurant. The amortization of preopening costs for fiscal 1996, 1995 and 1994 was $5,394,284, $2,869,880, and $1,545,790, respectively.

    RESEARCH AND DEVELOPMENT COSTS:

    Research and development costs are expensed as incurred.

    INCOME TAXES:

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under the asset and liability method of SFAS No. 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    NET INCOME PER SHARE:

    Primary and fully diluted net income per share are based on the weighted average number of shares outstanding during the fiscal year, as increased by common share equivalents (stock options) determined using the treasury stock method.

    RECENT ACCOUNTING PRONOUNCEMENTS:

    The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" effective with its fiscal year ending December 29, 1996. SFAS No. 121 requires an entity to review long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment losses are recognized when the carrying amount of the asset exceeds the estimated fair value of the asset. There was no impact on the Company as a result of implementing SFAS No. 121.

    In February 1997, the Financial Accounting Standards Board ("FASB") issued two statements-- Statement of Financial Accounting Standards No. 128, "Accounting for Earnings per Share" and No. 129 "Disclosure of Information About Capital Structure", which are effective for the Company in fiscal 1997. Presently, these standards have no impact on the Company's consolidated financial statements. Beginning in 1997, SFAS No. 128 will slightly change the calculation of primary net income per share.

    USE OF ESTIMATES:

    The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

    ENVIRONMENTAL COSTS:

    Costs incurred to investigate and remediate contaminated sites are expensed as incurred. The Company did not incur any such costs during fiscal 1996, 1995, and 1994.

    STOCK SPLIT:

    On December 31, 1993, the Company's Board of Directors declared a three-for-two stock split which was paid to stockholders on March 15, 1994. All references to the number of shares and per share amounts have been restated to reflect the effect of the split.

    REVENUE RECOGNITION:

    Revenue from restaurant sales is recognized when food and beverage products are sold. Revenue from bakery sales is recognized when the bakery products are shipped.

    RECLASSIFICATIONS:

    Certain prior year amounts have been reclassified to conform to the current year's presentation.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

2. INVESTMENTS AND MARKETABLE SECURITIES:

                                                             UNREALIZED     BALANCE
CLASSIFICATION                       COST       FAIR VALUE      LOSS      SHEET AMOUNT              MATURITY
-------------------------------  ------------  ------------  -----------  ------------  ---------------------------------
At December 29, 1996:
CURRENT ASSETS:
Available-for-sale securities:
  Preferred stocks.............  $  2,010,000  $  1,770,000  $  (240,000) $  1,770,000  No maturity dates
                                 ------------  ------------  -----------  ------------
      Total....................  $  2,010,000  $  1,770,000  $  (240,000) $  1,770,000
                                 ------------  ------------  -----------  ------------
                                 ------------  ------------  -----------  ------------
OTHER ASSETS:
Available-for-sale securities:
  Corporate bonds..............  $    344,262  $    295,700  $   (48,562) $    295,700  February 1999 to April 2004
                                 ------------  ------------  -----------  ------------
      Total....................  $    344,262  $    295,700  $   (48,562) $    295,700
                                 ------------  ------------  -----------  ------------
                                 ------------  ------------  -----------  ------------


At December 31, 1995:
CURRENT ASSETS:
Available-for-sale securities:
  Preferred stocks.............  $  2,010,000  $  1,672,500  $  (337,500) $  1,672,500  No maturity dates
  U.S. Treasury notes..........     2,501,172     2,482,025      (19,147)    2,482,025  November 1996
                                 ------------  ------------  -----------  ------------
      Total....................  $  4,511,172  $  4,154,525  $  (356,647) $  4,154,525
                                 ------------  ------------  -----------  ------------
                                 ------------  ------------  -----------  ------------
OTHER ASSETS:
Available-for-sale securities:
  Corporate bonds..............  $  3,077,641  $  2,768,427  $  (309,214) $  2,768,427  February 1998 to August 2013
                                 ------------  ------------  -----------  ------------
      Total....................  $  3,077,641  $  2,768,427  $  (309,214) $  2,768,427
                                 ------------  ------------  -----------  ------------
                                 ------------  ------------  -----------  ------------

3. OTHER RECEIVABLES:

    Other receivables consisted of:

                                                         DECEMBER 29, 1996  DECEMBER 31, 1995
                                                         -----------------  -----------------
Insurance refunds receivable...........................    $     583,054      $     515,271
Tenant improvement allowances..........................        6,363,479          4,698,442
Accrued income on investments..........................           47,181            500,397
Other..................................................          121,819             90,067
                                                         -----------------  -----------------
Total other receivables................................        7,115,533          5,804,177
Less: current portion..................................        2,310,096          2,674,276
                                                         -----------------  -----------------
Other receivables......................................    $   4,805,437      $   3,129,901
                                                         -----------------  -----------------
                                                         -----------------  -----------------

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

4. INVENTORIES:

    Inventories consisted of:

                                                         DECEMBER 29, 1996  DECEMBER 31, 1995
                                                         -----------------  -----------------
Restaurant food and supplies...........................    $   2,256,672      $   1,830,477
Bakery raw materials...................................          865,634            537,999
Bakery finished goods..................................        1,083,945            343,329
                                                         -----------------  -----------------
Total..................................................    $   4,206,251      $   2,711,805
                                                         -----------------  -----------------
                                                         -----------------  -----------------

    The amounts for restaurant food and supplies as of December 29, 1996 and December 31, 1995 include $1,097,959 and $795,000, respectively, for certain smallware inventories in the restaurants.

5. PROPERTY AND EQUIPMENT:

    Property and equipment consisted of:

                                                         DECEMBER 29, 1996  DECEMBER 31, 1995
                                                         -----------------  -----------------
Land and related improvements..........................    $   1,249,378      $   1,249,378
Building...............................................        6,357,472          6,344,192
Fixtures and equipment.................................       35,024,639         26,202,185
Leasehold improvements.................................       41,737,351         30,727,956
Automotive equipment...................................          389,567            400,146
Construction in progress...............................        5,212,411          1,850,866
                                                         -----------------  -----------------
Property and equipment.................................       89,970,818         66,774,723
Less: accumulated depreciation and amortization........       16,934,140         12,329,298
                                                         -----------------  -----------------
Property and equipment, net............................    $  73,036,678      $  54,445,425
                                                         -----------------  -----------------
                                                         -----------------  -----------------

6. COMMITMENTS:

    The Company leases all its restaurant facilities under noncancellable operating leases, with terms ranging from 10 to 20 years. The restaurant leases generally include land and building, require contingent rent above the minimum lease payments based on a percentage of sales ranging from 5% to 8%, and require various expenses incidental to the use of the property. Most leases have renewal options. Management has always exercised its renewal options in the past. The Company leases its former principal bakery facility under a noncancellable operating lease which expires in August 1997. The Company also leases certain restaurant and bakery equipment under operating lease agreements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

6. COMMITMENTS: (CONTINUED)
    The aggregate minimum annual lease payments under noncancellable operating leases (including those for three restaurants with executed leases as of December 29, 1996 that are planned for 1997 openings) are as follows:

1997...........................................................  $5,116,318
1998...........................................................   5,855,145
1999...........................................................   5,992,791
2000...........................................................   6,070,756
2001...........................................................   6,288,136
Thereafter.....................................................  67,879,246
                                                                 ----------
      Total minimum lease commitments..........................  $97,202,392
                                                                 ----------
                                                                 ----------

    Rent expenses charged to operations on all operating leases were as follows:

                                                     FISCAL 1996   FISCAL 1995   FISCAL 1994
                                                    -------------  ------------  ------------
Base rent.........................................  $   4,458,609  $  2,867,708  $  2,222,899
Contingent rent...................................      4,360,612     3,679,162     2,915,751
Other charges.....................................      1,842,110       958,510       502,701
                                                    -------------  ------------  ------------
      Total.......................................  $  10,661,331  $  7,505,380  $  5,641,351
                                                    -------------  ------------  ------------
                                                    -------------  ------------  ------------

    With respect to the four restaurants with signed leases that are currently planned for fiscal 1997 openings, the Company has estimated construction commitments (leasehold improvements and fixtures, furnishings and equipment) totaling approximately $11 million.

7. INCOME TAXES:

    The provision for income taxes consisted of the following:

                                                      FISCAL 1996   FISCAL 1995   FISCAL 1994
                                                      ------------  ------------  ------------
Current:
  Federal...........................................  $  2,681,278  $  1,958,531  $  2,051,485
  State.............................................       581,936       140,464       636,580
                                                      ------------  ------------  ------------
      Total current.................................     3,263,214     2,098,995     2,688,065
Deferred............................................      (279,459)      942,383       786,830
                                                      ------------  ------------  ------------
Income tax provision................................  $  2,983,755  $  3,041,378  $  3,474,895
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

7. INCOME TAXES: (CONTINUED)
    The following is a reconciliation between the U.S. federal statutory rate and the effective tax rate:

                                                           FISCAL 1996     FISCAL 1995    FISCAL 1994
                                                          --------------  -------------  --------------
Federal tax rate........................................        34.0 %          34.0 %         34.0 %
State and district income taxes net of Federal income
  tax benefits..........................................         4.2 %           5.3 %          4.2 %
FICA tip credit and research credits....................        (6.6)%         (10.8)%         (3.9)%
Municipal bond income, dividends received deduction and
  other.................................................         1.9 %          (2.3)%         (1.9)%
                                                                 ---           -----            ---
      Effective rate....................................        33.5 %          26.2 %         32.4 %
                                                                 ---           -----            ---
                                                                 ---           -----            ---

    The components of the provision for deferred income taxes resulting from temporary differences in the treatment for financial statement and tax reporting purposes for fiscal 1996 are as follows:

Property and equipment..........................................  $2,359,060
Preopening expenses.............................................     634,609
Tax credit carryforwards........................................  (1,157,235)
Accrued rent....................................................  (1,540,290)
Sample costs....................................................    (116,685)
Accrued litigation..............................................    (252,000)
Other, net......................................................    (206,918)
                                                                  ----------
      Total.....................................................  $ (279,459)
                                                                  ----------
                                                                  ----------

    The temporary differences which give rise to deferred income tax assets and liabilities are as follows:

                                                         DECEMBER 29, 1996  DECEMBER 31, 1995
                                                         -----------------  -----------------
Property and equipment.................................    $  (2,178,692)     $     182,570
Accrued rent...........................................        1,540,291           --
Tax credit carryforwards...............................        1,157,235           --
Accrued litigation.....................................          262,000           --
Capital losses.........................................          152,848           --
Other, net.............................................         (145,462)           181,216
                                                         -----------------  -----------------
Deferred income taxes--current.........................    $     788,220      $     363,786
                                                         -----------------  -----------------
                                                         -----------------  -----------------
Preopening costs.......................................    $   2,716,128      $   2,273,577
Tax credit carryforwards...............................         (240,000)          --
Other, net.............................................         (138,997)            62,751
                                                         -----------------  -----------------
Deferred income taxes--noncurrent......................    $   2,337,131      $   2,336,328
                                                         -----------------  -----------------
                                                         -----------------  -----------------

8. LONG-TERM DEBT:

    In March 1997, the Company's existing revolving credit and term loan facility with a financial institution was amended to provide for financing of up to $25 million. Borrowings under the facility bear interest, at the Company's option, at either the financial institution's reference rate (which approximates the prime rate of interest), the institution's cost of funds rate, or the applicable LIBOR rate plus 1%. The facility is not collateralized and requires the Company to maintain certain financial ratios and to observe

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

8. LONG-TERM DEBT: (CONTINUED)
certain restrictive covenants with respect to the conduct of its operations. The facility expires on September 30, 1998; on that date, a maximum of $15 million of any borrowings outstanding under the facility automatically convert, upon payment of a conversion fee of 0.25% of the amount borrowed, into a four-year term loan payable in equal quarterly installments. Any term loan borrowings will bear interest at rates which are 0.5% higher than the former revolving credit rates. As of March 14, 1997, there were $6 million of borrowings outstanding under the facility.

9. SUBSEQUENT EVENT--TRADEMARK LAWSUIT:

    On February 13, 1997, a New Mexico corporation named Cheesecake Factory, Inc. brought suit in the U.S. District Court of New Mexico against the Company, its subsidiaries, and certain of its bakery customers alleging trademark, service mark and trade name infringements and wrongful registration with respect to the Company's incontestable registration and use of "The Cheesecake Factory" mark. The plaintiff claims an exclusive right to the use of "The Cheesecake Factory" name in certain states and other geographic areas, and seeks to enjoin the Company from any further sales of products under "The Cheesecake Factory" mark and from operating any restaurants and selling bakery products under that mark within such states or areas. The plaintiff seeks unspecified damages, including the Company's profits, from the Company's alleged improper use of "The Cheesecake Factory" mark and also seeks the cancellation of the Company's federal registration of that mark. The litigation of this matter has recently commenced and no discovery has taken place. Consequently, an assessment of the ultimate outcome of this litigation cannot be given at this time. However, the Company and its special counsel for this matter believe the suit is highly defensable and intend to vigorously defend against it.

10. STOCK OPTIONS:

    The Board of Directors has authorized the Company to grant options to certain employees and outside directors to acquire a total of 1,867,500 shares of common stock, pursuant to the terms of the Company's employee and directors stock option plans, as amended. Options are granted at market value on the date of the grant, generally vest at 20% per year, provided that in each year the Company meets or exceeds certain performance standards. The options generally expire ten years from the date of grant. Transactions during fiscal 1996, 1995 and 1994 under the option plans were as follows (as adjusted for the three-for-two stock split completed on March 15, 1994):

                                                          FISCAL 1996  FISCAL 1995  FISCAL 1994
                                                          -----------  -----------  -----------
Options outstanding at start of year....................     672,075      838,400      709,500
Options granted.........................................     365,275      223,225      131,900
Options exercised.......................................     (86,100)    (295,425)      --
Options cancelled.......................................    (144,000)     (94,125)      (3,000)
                                                          -----------  -----------  -----------
Options outstanding at end of year......................     807,250      672,075      838,400
                                                          -----------  -----------  -----------
                                                          -----------  -----------  -----------
Options exercisable at end of year......................     218,031      188,125      317,000
Options available for grant at end of year..............     678,725       --          129,100

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

10. STOCK OPTIONS: (CONTINUED)
    Weighted average option exercise price information for the fiscal years 1996 and 1995 were as follows:

                                                                       FISCAL 1996  FISCAL 1995
                                                                       -----------  -----------
Options outstanding at start of year.................................   $   16.82    $   13.56
Options granted......................................................   $   22.25    $   19.87
Options exercised....................................................   $   13.39    $   13.46
Options cancelled....................................................   $   17.45    $   14.40
Options outstanding at end of year...................................   $   19.46    $   16.82

    The following table sets forth information with respect to fixed stock options as of December 29, 1996:

                        OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
-------------------------------------------------------------------  ---------------------------
                      AMOUNT                            WEIGHTED        AMOUNT       WEIGHTED
                   OUTSTANDING    WEIGHTED AVERAGE       AVERAGE     EXERCISABLE      AVERAGE
RANGE OF EXERCISE     AS OF           REMAINING         EXERCISE        AS OF        EXERCISE
     PRICES          12/29/96     CONTRACTUAL LIFE        PRICE        12/29/96        PRICE
-----------------  ------------  -------------------  -------------  ------------  -------------
 $13.33 - $17.50       269,250             6.22 years   $   13.71        186,256     $   13.40
 $17.67 - $21.50       293,500             9.26         $   20.19         17,775     $   20.66
 $21.75 - $27.50       244,500             9.11         $   24.92         14,000     $   25.17
                   ------------                                      ------------
 $13.33 - $27.50       807,250             8.20         $   19.46        218,031     $   14.75
                   ------------                                      ------------
                   ------------                                      ------------

    The Company has adopted the "disclosure only" provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", and will continue to use the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation expense has been recognized for the Company's stock option plans. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                    FISCAL 1996   FISCAL 1995
                                                                    ------------  ------------
Net income, as reported...........................................  $  5,911,642  $  8,608,917
Net income, pro forma.............................................  $  4,701,914  $  8,281,878
Net income per share, as reported.................................  $       0.53  $       0.78
Net income per share, pro forma...................................  $       0.42  $       0.75

    The fair value of each option issued in 1996 and 1995 is estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (a) no dividend yield on the Company's stock, (b) expected volatility of the Company's stock of 45.0%, (c) a risk free interest rate of 7.89% and 5.49% for 1995 and 6.28% for 1996, and (d) expected option lives of seven years.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

11. OTHER SUPPLEMENTAL DATA:

    Other accrued expenses consisted of:

                                                         DECEMBER 29, 1996  DECEMBER 31, 1995
                                                         -----------------  -----------------
Salaries and wages.....................................    $   1,364,967      $     767,245
Payroll and sales taxes................................          953,841            974,313
Rent and related expenses..............................        1,095,102            640,858
Compensated absences...................................          767,854            528,655
Other..................................................        2,379,997            924,780
                                                         -----------------  -----------------
                                                           $   6,561,761      $   3,835,851
                                                         -----------------  -----------------
                                                         -----------------  -----------------

    Repairs and maintenance expenses for fiscal 1996, 1995, and 1994 were $1,732,604, $1,271,025, and $996,506, respectively.

12. SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Supplemental cash flow disclosures consisted of:

                                                      FISCAL 1996   FISCAL 1995   FISCAL 1994
                                                      ------------  ------------  ------------
Interest paid.......................................  $    140,607  $    --       $      7,012
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------
Income taxes paid...................................  $  2,783,467  $  2,073,025  $  1,405,908
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

13. QUARTERLY FINANCIAL DATA (UNAUDITED):

    Summarized unaudited quarterly financial data (in thousands, except per share data) for fiscal 1996 and 1995 is as follows:

QUARTER ENDED:                               MARCH 31, 1996  JUNE 30, 1996  SEPTEMBER 29, 1996  DECEMBER 29, 1996
-------------------------------------------  --------------  -------------  ------------------  -----------------
Total revenues.............................    $   35,380     $    39,210       $   42,198          $  43,517
Income from operations.....................    $    2,326     $     2,838       $    2,381          $   1,211
Net income.................................    $    1,624     $     2,062       $    1,719          $     507
Primary net income per share...............    $     0.15     $      0.19       $     0.16          $    0.05


QUARTER ENDED:                               APRIL 2, 1995   JULY 2, 1995    OCTOBER 1, 1995    DECEMBER 31, 1995
-------------------------------------------  --------------  -------------  ------------------  -----------------
Total revenues.............................    $   24,970     $    28,497       $   29,368          $  34,330
Income from operations.....................    $    2,258     $     2,887       $    2,488          $   2,693
Net income.................................    $    1,797     $     2,378       $    2,394          $   2,040
Primary net income per share...............    $     0.17     $      0.22       $     0.22          $    0.19

                                 EXHIBIT INDEX

 * 2.1     Form of Reorganization Agreement

 * 3.1     Certificate of Incorporation of the Company

 * 3.2     Bylaws of the Company

 *10.1     David Overton Employment Agreement

**10.2     Gerald Deitchle Employment Agreement

 *10.3     The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan

 *10.4     Performance Incentive Plan

  11.0     Statement Regarding Computation of Earnings Per Share

 *22.1     Subsidiaries of the Company

  27.0     Financial Data Schedule

------------------------

 * Incorporated by reference from the Registrant's Registration Statement on Form S-1 (No. 33-47936).

**  Incorporated by reference from the Registrant's 1995 Form 10-K.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 1997.

                                          THE CHEESECAKE FACTORY INCORPORATED

                                          By: _________/s/ DAVID OVERTON________

                                                        David Overton

                                                   CHAIRMAN OF THE BOARD,

                                                PRESIDENT AND CHIEF EXECUTIVE
                                                           OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on this 27th day of March, 1997.

                         NAME                                        TITLE                      DATE
------------------------------------------------------  --------------------------------  -----------------

                        /s/ DAVID OVERTON               Chairman of the Board President,
     -------------------------------------------        and Chief Executive Officer        March 27, 1997
                    David Overton                       (Principal Executive Officer)

                                                        Senior Vice President, Finance
                     /s/ GERALD W. DEITCHLE             and Administration and Chief
     -------------------------------------------        Financial Officer (Principal       March 27, 1997
                  Gerald W. Deitchle                    Financial and Accounting
                                                        Officer)

                     /s/ THOMAS L. GREGORY
     -------------------------------------------        Director                           March 27, 1997
                  Thomas L. Gregory

                        /s/ WAYNE H. WHITE
     -------------------------------------------        Director                           March 27, 1997
                    Wayne H. White

                    /s/ JEROME I. KRANSDORF
     -------------------------------------------        Director                           March 27, 1997
                 Jerome I. Kransdorf