Form 10-Q
period 1997-03-31
CHEESECAKE FACTORY INCORPORATED
filed 1997-05-14
CIK 887596

                 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1997

                                                  COMMISSION FILE NUMBER 0-20574
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                                QUARTERLY REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

                      THE CHEESECAKE FACTORY INCORPORATED

             (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                                 51-0340466
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification No.)

          26950 AGOURA ROAD
     CALABASAS HILLS, CALIFORNIA                          91301
   (Address of principal executive                      (Zip Code)
               offices)

      Registrant's telephone number, including area code:  (818) 880-9323

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

                                 Yes _X_ No ___

    As of April 30, 1997, 10,960,408 shares of the registrant's Common Stock, $.01 par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                                     INDEX

                                                                                                          PAGE NUMBER
                                                                                                          -----------

PART I.     FINANCIAL INFORMATION

              Item 1.  Financial Statements

                       Consolidated Balance Sheets--March 30, 1997 and December 29, 1996................           1

                       Consolidated Statements of Operations--
                         Thirteen weeks ended March 30, 1997 and March 31, 1996.........................           2

                       Consolidated Statements of Cash Flows--
                         Thirteen weeks ended March 30, 1997 and March 31, 1996.........................           3

                       Notes to Consolidated Financial Statements--March 30, 1997.......................         4-5

              Item 2.  Management's Discussion and Analysis
                         of Financial Condition and Results of Operations...............................         5-9

PART II.    OTHER INFORMATION

              Item 1.  Legal Proceedings................................................................          10

              Item 6.  Exhibits and Reports on Form 8-K.................................................          10

                       Signatures.......................................................................          11

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                     ASSETS

                                                                                     MARCH 30,      DECEMBER 29,
                                                                                        1997            1996
                                                                                   --------------  --------------
Current assets:
  Cash and cash equivalents......................................................  $    9,358,846  $    8,535,960
  Investments and marketable securities..........................................       1,920,000       1,770,000
  Accounts receivable............................................................       2,069,138       2,383,138
  Other receivables..............................................................       2,405,192       2,310,096
  Advances to officers and employees.............................................          89,531         188,361
  Inventories....................................................................       3,844,024       4,206,251
  Preopening expenses............................................................       6,530,639       6,228,938
  Prepaid expenses...............................................................       1,687,622       1,777,696
                                                                                   --------------  --------------
    Total current assets.........................................................      27,904,992      27,400,440
                                                                                   --------------  --------------
Property and equipment, net......................................................      73,563,705      73,036,678
                                                                                   --------------  --------------
Other assets:
  Marketable securities..........................................................         285,500         295,700
  Other receivables..............................................................       6,455,346       4,805,437
  Deferred income taxes..........................................................         742,700         788,220
  Other..........................................................................       2,228,597       1,828,773
                                                                                   --------------  --------------
    Total other assets...........................................................       9,712,143       7,718,130
                                                                                   --------------  --------------
      Total assets...............................................................  $  111,180,840  $  108,155,248
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................................................  $    8,335,505  $    8,909,100
  Income taxes payable...........................................................       1,767,942         835,043
  Other accrued expenses.........................................................       7,115,883       6,561,761
  Deferred income taxes..........................................................       2,337,131       2,337,131
                                                                                   --------------  --------------
    Total current liabilities....................................................      19,556,461      18,643,035
                                                                                   --------------  --------------
Long-term debt...................................................................       6,000,000       6,000,000
Stockholders' equity:
  Preferred Stock, $.01 par value, 5,000,000 shares
    authorized, none issued and outstanding                                              --              --
  Common Stock, $.01 par value, 30,000,000 shares
    authorized; 10,960,408 and 10,939,608 issued and outstanding for 1997 and
    1996, respectively...........................................................         109,604         109,396
  Additional paid-in capital.....................................................      55,563,255      55,264,447
  Retained earnings..............................................................      30,046,728      28,323,050
  Marketable securities valuation account........................................         (95,208)       (184,680)
                                                                                   --------------  --------------
    Total stockholders' equity...................................................      85,624,379      83,512,213
                                                                                   --------------  --------------
      Total liabilities and stockholders equity..................................  $  111,180,840  $  108,155,248
                                                                                   --------------  --------------
                                                                                   --------------  --------------

 The accompanying notes are an integral part of these consolidated statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 THIRTEEN WEEKS   THIRTEEN WEEKS
                                                                                 ENDED MARCH 30,  ENDED MARCH 31,
                                                                                      1997             1996
                                                                                 ---------------  ---------------
Revenues
  Restaurant sales.............................................................   $  40,891,425    $  31,110,969
  Bakery sales.................................................................       4,337,037        4,269,029
                                                                                 ---------------  ---------------
    Total revenues.............................................................      45,228,462       35,379,998
                                                                                 ---------------  ---------------
Costs and expenses
  Cost of food, beverages and supplies.........................................      11,829,141        9,214,802
  Bakery costs.................................................................       1,761,067        1,786,756
  Operating expenses:
    Labor......................................................................      14,620,766       10,850,700
    Occupancy and other........................................................       7,472,943        5,215,251
  General and administrative expenses..........................................       4,291,313        3,479,024
  Depreciation and amortization expenses.......................................       2,765,306        2,507,510
                                                                                 ---------------  ---------------
    Total costs and expenses...................................................      42,740,536       33,054,043
                                                                                 ---------------  ---------------
Income from operations.........................................................       2,487,926        2,325,955
Interest income................................................................          87,649          120,467
Interest (expense).............................................................               0         --
Other income...................................................................          55,995           14,517
                                                                                 ---------------  ---------------
Income before income taxes.....................................................       2,631,570        2,460,939
Income tax provision...........................................................         907,892          836,719
                                                                                 ---------------  ---------------
Net income.....................................................................   $   1,723,678    $   1,624,220
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------
Earnings per share:
  Primary......................................................................   $         .16    $         .15
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------
  Weighted average shares outstanding..........................................      11,027,748       10,941,118
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------
Fully diluted..................................................................   $         .16    $         .15
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------
Weighted average shares outstanding............................................      11,042,370       11,147,788
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------

  The accompanying notes are an integral part of these consolidated financial statements

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                 THIRTEEN WEEKS   THIRTEEN WEEKS
                                                                                 ENDED MARCH 30,  ENDED MARCH 31,
                                                                                      1997             1996
                                                                                 ---------------  ---------------
Cash flows from operating activities:
  Net income...................................................................   $   1,723,678    $   1,624,220
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization..............................................       2,765,306        2,507,510
    Deferred income taxes......................................................          (4,808)        --
    Changes in assets and liabilities:
      Accounts receivable......................................................         314,000          828,602
      Other receivables........................................................      (1,745,005)         (77,092)
      Due from affiliates, officers and employees..............................          98,830          535,962
      Inventories..............................................................         362,227         (267,850)
      Preopening expenses......................................................      (1,418,554)        (899,897)
      Prepaid expenses.........................................................         (65,357)         119,063
      Other....................................................................        (460,863)        (919,582)
      Accounts payable.........................................................        (573,595)      (3,208,401)
      Income taxes payable.....................................................         932,899          836,719
      Other accrued expenses...................................................         554,122          280,991
                                                                                 ---------------  ---------------
      Cash provided by operating activities....................................       2,482,880        1,360,245

Cash flows from investing activities:
  Additions to property and equipment..........................................      (1,959,010)      (4,972,423)
                                                                                 ---------------  ---------------

      Cash used by investing activities........................................      (1,959,010)      (4,972,423)
                                                                                 ---------------  ---------------
Cash flows from financing activities:
  Common stock issued..........................................................             190               25
  Proceeds from exercise of employee stock options.............................         298,826           33,300
                                                                                 ---------------  ---------------
      Cash provided by financing activities....................................         299,016           33,325
                                                                                 ---------------  ---------------
Net change in cash and cash equivalents........................................         822,886       (3,578,853)
Cash and cash equivalents at beginning of period...............................       8,535,960       10,077,713
                                                                                 ---------------  ---------------
Cash and cash equivalents at end of period.....................................   $   9,358,846    $   6,498,860
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------
Supplemental disclosures:
  Interest paid................................................................   $      91,144    $    --
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------
Income taxes paid..............................................................   $       7,000    $    --
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------

  The accompanying notes are an integral part of these consolidated financial statements

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 30, 1997

                                  (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

    The accompanying consolidated financial statements of The Cheesecake Factory Incorporated and Subsidiaries (the "Company") for the thirteen weeks ended March 30, 1997 and March 31, 1996 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. The financial statements presented herein have not been audited by independent public accountants, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The consolidated balance sheet data presented herein for December 29, 1996 was derived from the Company's audited consolidated financial statements for the fiscal year then ended. The preparation of financial statements in accordance with generally accepted accounting principles requires the Company's management to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from those estimates.

    Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 29, 1996.

NOTE B--MARKETABLE SECURITIES

    Marketable securities, all classified as available for sale, consisted of the following as of March 30, 1997:

                                                       UNREALIZED     BALANCE
     CLASSIFICATION            COST       FAIR VALUE   (LOSS) GAIN  SHEET AMOUNT             MATURITY
-------------------------  ------------  ------------  -----------  ------------  -------------------------------
CURRENT ASSETS:
  Preferred stocks.......  $  2,010,000  $  1,920,000   $ (90,000)  $  1,920,000         No maturity dates
OTHER ASSETS:
  Corporate bonds........  $    344,262  $    285,500   $ (58,762)  $    285,500  February 1999 to April 2004

NOTE C--NET INCOME PER SHARE

    Net income per share calculations are based on the weighted average number of common shares and common share equivalents outstanding during the thirteen weeks ended March 30, 1997 and March 31, 1996. The primary net income per share amount for each period is based on the weighted average number of shares outstanding during each period, increased by the common equivalent shares (vested and exercisable stock options) determined using the treasury stock method. The fully diluted net income per share amount for each period is based on the weighted average number of shares outstanding during each period, increased by the common equivalent shares (vested and exercisable stock options as well as nonvested and contingently exercisable stock options) determined using the treasury stock method, utilizing the higher of the average market price or ending market price for the Company's common stock for each period. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128,

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                                 MARCH 30, 1997

                                  (UNAUDITED)

NOTE C--NET INCOME PER SHARE (CONTINUED)
"Accounting for Earnings Per Share", which will slightly change the calculation of primary net income per share. The Company intends to adopt the provisions of SFAS No. 128 when reporting the results of operations for the full fiscal year ending December 28, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements in this Form 10-Q under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", which are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbors created thereby. Forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of The Cheesecake Factory Incorporated and its subsidiaries to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties, and other factors include, but are not necessarily limited to, the following: changes in general economic conditions which affect consumer spending patterns for restaurant dining occasions; increasing competition in the upscale casual dining segment of the restaurant industry; adverse weather conditions which cause the temporary underutilization of outdoor patio seating available at several of the Company's restaurants; events which increase the cost to develop and/or delay the development and opening of new restaurants; changes in the availability and/or cost of raw materials, labor, and other resources necessary to operate the Company's restaurants and bakery production facility; the success of operating initiatives; depth of management; adverse publicity; technological difficulties and suboptimal operating leverage associated with the Company's bakery production facility; the Company's dependence on a single bakery production facility; the Company's ability to obtain and retain large-account customers for its bakery operations; changes in timing and/or scope of the dessert marketing and promotional plans of large-account bakery customers which cause fluctuations in bakery sales and operating results; the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support the Company's expanded restaurant and bakery operations; the availability, amount, type, and cost of capital for the Company and the deployment of such capital; changes in, or any failure to comply with, governmental regulations; the revaluation of any of the Company's assets; the amount of, and any changes to, tax rates; adverse rulings, judgments or settlements involving litigation or other legal matters; and other factors referenced in this Form 10-Q and the Company's Form 10-K for the fiscal year ended December 29, 1996.

GENERAL

    The Company's revenues consist of sales from its restaurant operations and sales to other foodservice operators and distributors from its bakery operations. Certain costs and expenses relate only to restaurant sales (cost of food, beverages and supplies) or only to bakery sales (bakery costs), while other costs and expenses relate to both restaurant and bakery sales (operating expenses including occupancy, general and administrative expenses, and depreciation and amortization expenses). The Company analyzes its revenue, in part, based on comparable restaurant sales which is defined to include the sales of all restaurants open during the full period of all periods being compared. Bakery sales can fluctuate from quarter to quarter based on the timing and amount of orders from large-account bakery customers.

RESULTS OF OPERATIONS

    The following table presents for the thirteen-week periods ended March 30, 1997 and March 31, 1996 the Consolidated Statements of Operations of the Company expressed as percentages of total revenues. The results of operations for the thirteen weeks ended March 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

                                                                                     THIRTEEN WEEKS   THIRTEEN WEEKS
                                                                                     ENDED MARCH 30,  ENDED MARCH 31,
                                                                                          1997             1996
                                                                                     ---------------  ---------------
                                                                                            %                %
Revenues:
  Restaurant sales.................................................................          90.4             87.9
  Bakery sales.....................................................................           9.6             12.1
                                                                                            -----            -----
    Total revenues.................................................................         100.0            100.0
                                                                                            -----            -----
Costs and expenses:
  Cost of food, beverages and supplies.............................................          26.2             26.0
  Bakery costs.....................................................................           3.9              5.1
  Operating expenses:
    Labor..........................................................................          32.3             30.7
    Occupancy and other............................................................          16.5             14.7
  General and administrative expenses..............................................           9.5              9.8
  Depreciation and amortization expenses...........................................           6.1              7.1
                                                                                            -----            -----
    Total costs and expenses.......................................................          94.5             93.4
                                                                                            -----            -----
Income from operations.............................................................           5.5              6.6
Interest income (expense), net.....................................................           0.2              0.3
Other income (expense), net........................................................           0.1           --
                                                                                            -----            -----
Income before income taxes.........................................................           5.8              6.9
Income tax provision...............................................................           2.0              2.3
                                                                                            -----            -----
Net income.........................................................................           3.8              4.6
                                                                                            -----            -----
                                                                                            -----            -----

THIRTEEN WEEKS ENDED MARCH 30, 1997 VERSUS MARCH 31, 1996

REVENUES

    For the thirteen weeks ended March 30, 1997, the Company's total revenues increased 28% to $45.2 million versus $35.4 million for the quarter ended March 31, 1996. Restaurant sales increased 31% to $40.9 million versus $31.1 million for the same period of the prior year. This $9.8 million increase consisted of a $1.9 million (6.6%) increase in comparable restaurant sales for the period, a $0.7 million increase in the sales of the Boca Raton restaurant which included the effect of a 125-seat addition during the period, and $7.2 million from the openings of four new restaurants during the trailing 12 months ended March 30, 1997. The 6.6% increase in comparable restaurant sales for the thirteen weeks ended March 30, 1997 was comprised of an estimated 3.9% increase in customer counts and a 2.7% increase in the average guest check amount. Sales in comparable restaurants benefited, in part, from the impact of an approximate 1.5% effective menu price increase that was taken in all restaurants during the December 1996--January 1997 period.

    Bakery sales increased 2% to $4.3 million for the thirteen weeks ended March 30, 1997. Higher sales of bakery products to certain warehouse club and supermarket customers slightly offset lower sales to other foodservice operators and distributors during the period. Bakery sales trends continued soft during April 1997. The Company is in the final stages of negotiations with several potential large-account bakery customers which, if successfully completed, have the potential to improve bakery sales volumes during the second half of fiscal 1997.

COST OF FOOD, BEVERAGES AND SUPPLIES

    During the thirteen weeks ended March 30, 1997, cost of food, beverages and supplies for the restaurants was $11.8 million versus $9.2 million for the comparable period last year. The related increase of $2.6 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, these costs decreased slightly to 28.9% versus 29.6% for the same period of the prior year. During the thirteen weeks ended March 30, 1997, the Company negotiated reductions in the costs of certain food, beverage and supply items which have the potential to be reflected in slightly lower costs during the remainder of fiscal 1997.

BAKERY COSTS

    Bakery costs, which include ingredient, packaging and production supply costs, were $1.8 million for the thirteen weeks ended March 30, 1997 versus approximately the same amount for the comparable last year, as bakery sales experienced an increase of only 2%. As a percentage of bakery sales, bakery costs decreased slightly to 40.6% in 1997 versus 41.9% for the comparable period in fiscal 1996.

OPERATING EXPENSES, INCLUDING OCCUPANCY

    Operating expenses, which include all restaurant-level operating and occupancy costs (labor, rent, laundry, repairs and maintenance, utilities, outside services, and other operating expenses) and certain bakery operating costs (direct labor and indirect production costs), increased 38% to $22.1 million for the thirteen weeks ended March 30, 1997 versus $16.1 million for the same period of the prior fiscal year. This increase was principally attributable to the 28% increase in total revenues for the thirteen weeks ended March 30, 1997 and higher labor and occupancy-related costs associated with the Company's new bakery production facility. As a percentage of total revenues, operating expenses were 48.8% for the thirteen weeks ended March 30, 1997 versus 45.4% for the same period of fiscal 1996.

    The Company incurred certain duplicative and inefficient labor and other operating costs in connection with the transition to its new bakery production facility during the first three quarters of fiscal 1996. Additionally, management estimates that annualized occupancy-related costs for its bakery operations, excluding depreciation and amortization, increased by approximately $700,000 during fiscal 1996 as a result of the estimated four-fold increase in production capacity offered by the new facility. While management believes that measurable improvements were achieved in labor productivity and ingredient yields in the new facility during the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997, operating expense comparisons on a percentage-of-sales basis will likely remain unfavorable until bakery sales volumes improve.

    One of the Company's principal goals for fiscal 1997 is to more effectively leverage the investment and fixed occupancy costs in the new production facility with higher sales levels. The Company added two national salespeople and two product development professionals to its bakery operations staff during the first quarter of fiscal 1997. During the same period, the Company also hired a senior concept development professional to manage the development of a bakery cafe concept under "The Cheesecake Factory" brand name. The Company plans to open its first two bakery cafe operations during the summer of 1997. If successful, the bakery cafe concept could be more rapidly expanded and could provide an additional source of sales and operating leverage for the production facility.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses consist of bakery selling and administrative expenses (including product development and marketing expenses), certain restaurant administrative expenses (principally credit card discounts and property insurance), restaurant field supervision expenses (salaries and expenses of regional vice presidents and area directors of operations), and corporate support expenses (salaries and related fringe benefits; travel; and other administrative expenses). General and administrative expenses increased to $4.3 million for the thirteen weeks ended March 30, 1997 from $3.5 million for the same period of fiscal 1996, an increase of $0.8 million or 23%. As a percentage of total revenues, general and administrative expenses decreased slightly to 9.5% for the thirteen weeks ended March 30, 1997 versus 9.8% for the same period of fiscal 1996.

    The Company plans to continue to strengthen its operational and corporate infrastructure during fiscal 1997 to support its planned future growth. This strengthening will likely result in a higher level of general and administrative expenses during fiscal 1997. During the thirteen weeks ended March 30, 1997, the Company added a regional vice president and three area directors of operations to the field supervision staff for its restaurants. Additional professionals are also planned for the Company's performance development and restaurant opening teams. The Company also added personnel to the product development and marketing staffs in its bakery operations. Additionally, the Company plans to aggressively pursue new large-account customers for its bakery operations which will require continuing investments in advertising and promotional programs. One of the Company's principal objectives for fiscal 1997 is to more effectively leverage its operational and corporate support infrastructure with higher sales volumes.

DEPRECIATION AND AMORTIZATION EXPENSES

    Depreciation and amortization expenses increased to $2.8 million for the thirteen weeks ended March 30, 1997 from $2.5 million for the thirteen weeks ended March 31, 1996, an increase of $0.3 million or 10%. As a percentage of total revenues, depreciation and amortization expenses were 6.1% for the thirteen weeks ended March 30, 1997 versus 7.1% for the same period of the prior year. The increase of $0.3 million for the thirteen weeks ended March 30, 1997 consisted of the following components: a $0.2 million decrease (to $1.1 million) in restaurant preopening amortization; a $0.1 million increase (to $0.5 million) in bakery depreciation and amortization; a $0.4 million increase (to $1.1 million) in restaurant depreciation; and a slight increase (to $0.1 million) in corporate support-related depreciation. The increase in restaurant depreciation was attributable to the opening of four new restaurants during the trailing 12 months ended March 30, 1997.

    As a result of the highly customized and operationally complex nature of the Company's restaurants, the restaurant preopening process is extensive and costly relative to that of most chain restaurant operations. Preopening costs, which often exceed $1 million per restaurant, include recruiting, training, relocation and related costs for developing management and hourly staff for new restaurants, as well as other costs directly related to the opening of new restaurants. Preopening costs will vary from location to location depending on a number of factors including, among others, the proximity of other established Company restaurants, the size and layout of each location, and the relative difficulty of the restaurant staffing and training process. The Company defers preopening costs until the opening of new restaurants and then amortizes the deferred costs over the 12-month period immediately following the respective openings. Total restaurant preopening amortization will vary from quarter to quarter depending on the timing of restaurant openings and the number of newer restaurants amortizing their preopening costs in a given quarter. Based on the Company's planned fiscal 1997 openings of new restaurants (as of April 30, 1997), management believes that total preopening amortization for fiscal 1997 will likely be higher than the amount reported for fiscal 1996. During fiscal 1996, the Company reevaluated its restaurant preopening process with the objective of reducing its timeframe, intensiveness, and overall cost. The Company continues to review this process during fiscal 1997. However, there can be no assurance that preopening costs will be reduced for future restaurants.

LIQUIDITY AND CAPITAL RESOURCES

    Following is a summary of the Company's liquidity measurements for the thirteen weeks ended March 30, 1997, December 29, 1996 and March 31, 1996:

                                                                                       THIRTEEN WEEKS ENDED
                                                                              ---------------------------------------
                                                                               MARCH 30,   DECEMBER 29,    MARCH 31,
                                                                                 1997          1996          1996
                                                                              -----------  -------------  -----------
                                                                                   (DOLLAR AMOUNTS IN MILLIONS)
Cash and marketable securities on hand, end of period.......................   $    11.6     $    10.6     $    13.5
Net working capital, end of period..........................................   $     8.3     $     8.8     $    11.0
Current ratio, end of period................................................       1.4:1         1.5:1         1.8:1
Long-term debt, end of period...............................................   $     6.0     $     6.0        --
Cash provided (used) by operations..........................................   $     2.5     $    (1.1)    $     1.4
Capital expenditures........................................................   $     2.0     $     7.5     $     5.0

    During the thirteen weeks ended March 30, 1997, the Company's total amount of cash on hand and marketable securities increased by $1.0 million to $11.6 million versus $10.6 million as of December 29, 1996. The Company's net working capital position decreased slightly by $0.5 million during the period to $8.3 million as of March 30, 1997. It is not uncommon for operators in the restaurant industry to maintain a minimal or slightly negative net working capital position as the restaurant business receives substantially immediate payment for sales while payment terms to suppliers for inventories and related items are typically 15 to 30 days. The Company did not borrow additional funds under its revolving credit and term loan facility during the thirteen weeks ended March 30, 1997. However, the Company expects to increase its borrowings under that facility as necessary during the remainder of fiscal 1997 to fund planned capital expenditures.

    During the thirteen weeks ended March 30, 1997, the Company's total capital expenditures were $2.0 million, substantially all of which were related to its restaurant operations. For fiscal 1997, the Company estimates that its total capital expenditure requirement will be approximately $28 million, excluding restaurant preopening expenses. This estimate includes approximately $25 million (net of expected landlord construction contributions) to open as many as six new restaurants and to provide for an increase in construction-in-progress disbursements for anticipated fiscal 1998 openings. The Company has historically leased the land and building shells for its restaurant locations; however, the Company has expended cash for leasehold improvements and furnishings, fixtures, and equipment for the locations. The remaining estimated capital expenditures for fiscal 1997 consist of approximately $1 million for the bakery cafe concept and approximately $2 million for maintenance-related expenditures for the Company's existing restaurants, bakery, and corporate center.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On February 13, 1997, a New Mexico corporation named Cheesecake Factory, Inc. brought suit in the U.S. District Court of New Mexico against the Company, its subsidiaries and certain of its bakery customers alleging trademark, service mark, and trade name infringements and wrongful registration with respect to the Company's incontestable registration and use of "The Cheesecake Factory" name. On May 9, 1997, the Court determined that it would not issue a preliminary injunction relating to the Company's sale of bakery products under "The Cheesecake Factory" name in the state of Texas, where the Company's sale of bakery products under that name is substantial and where it currently operates one restaurant with the intent of operating others under that name. At the same time, the Court found that the plaintiff had used "The Cheesecake Factory" name in the state of New Mexico prior to the Company's registration of that name and prior to the Company's sale of bakery products under that name in that state. Accordingly, the court issued a preliminary injunction preventing the Company from selling bakery products under "The Cheesecake Factory" name in the state of New Mexico. Historically, sales of the Company's bakery products under "The Cheesecake Factory" name in the state of New Mexico have been de minimus (less than 1% of its total bakery product sales on an annual basis). The preliminary injunction is not a final order as to either Texas or New Mexico. The case has been set for trial commencing September 8, 1997.

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

                                          BY: /S/ GERALD W. DEITCHLE
                                          --------------------------------------
                                             Gerald W. Deitchle
                                             EXECUTIVE VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER

Date: May 14, 1997