Form 10-Q
period 1997-06-29
CHEESECAKE FACTORY INCORPORATED
filed 1997-08-07
CIK 887596

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

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1997      COMMISSION FILE NUMBER 0-20574

                            ------------------------

                      THE CHEESECAKE FACTORY INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                                51-0340466
   (State or other jurisdiction of         (IRS Employer Identification No.)
    incorporation or organization)

          26950 AGOURA ROAD
     CALABASAS HILLS, CALIFORNIA                         91301
   (Address of principal executive                     (Zip Code)
               offices)

       Registrant's telephone number, including area code: (818) 871-3000

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    As of July 28, 1997, 10,960,408 shares of the registrant's Common Stock, $.01 par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                                     INDEX

                                                                                                           PAGE
                                                                                                          NUMBER
                                                                                                         ---------
PART I.     FINANCIAL INFORMATION

            Item 1.    Financial Statements (Unaudited):

                       Consolidated Balance Sheets--June 29, 1997 and December 29, 1996................          1

                       Consolidated Statements of Operations--
                         Thirteen weeks and twenty-six weeks ended June 29, 1997 and June 30, 1996.....          2

                       Consolidated Statements of Cash Flows--
                         Twenty-six weeks ended June 29, 1997 and June 30, 1996........................          3

                       Notes to Consolidated Financial Statements--June 29, 1997.......................          4

            Item 2.    Management's Discussion and Analysis
                         of Financial Condition and Results of Operations..............................       5-11

PART II.    OTHER INFORMATION

            Item 1.    Legal Proceedings...............................................................         12

            Item 6.    Exhibits and Reports on Form 8-K................................................         12

                       Signatures......................................................................         13

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                      JUNE 29,      DECEMBER 29,
                                                                                        1997            1996
                                                                                   --------------  --------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents......................................................  $   11,101,986  $    8,535,960
  Investments and marketable securities..........................................       1,917,500       1,770,000
  Accounts receivable............................................................       2,140,333       2,383,138
  Other receivables..............................................................       1,494,626       2,310,096
  Advances to officers and employees.............................................         110,620         188,361
  Inventories....................................................................       4,319,493       4,206,251
  Preopening expenses............................................................       6,350,308       6,228,938
  Prepaid expenses...............................................................       1,762,838       1,777,696
                                                                                   --------------  --------------
    Total current assets.........................................................      29,197,704      27,400,440
                                                                                   --------------  --------------
Property and equipment, net......................................................      77,714,189      73,036,678
                                                                                   --------------  --------------
Other assets:
  Marketable securities..........................................................        --               295,700
  Other receivables..............................................................       6,140,235       4,805,437
  Deferred income taxes..........................................................         722,445         788,220
  Other..........................................................................       2,362,478       1,828,773
                                                                                   --------------  --------------
    Total other assets...........................................................       9,225,158       7,718,130
                                                                                   --------------  --------------
      Total assets...............................................................  $  116,137,051  $  108,155,248
                                                                                   --------------  --------------
                                                                                   --------------  --------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................................................  $    8,968,526  $    8,909,100
  Income taxes payable...........................................................       2,601,557         835,043
  Other accrued expenses.........................................................       8,165,042       6,561,761
  Deferred income taxes..........................................................       2,337,131       2,337,131
                                                                                   --------------  --------------
    Total current liabilities....................................................      22,072,256      18,643,035
                                                                                   --------------  --------------
Long-term debt...................................................................       6,000,000       6,000,000
Stockholders' equity:
  Preferred Stock, $.01 par value, 5,000,000 shares authorized, none issued and
    outstanding..................................................................        --              --
  Common Stock, $.01 par value, 30,000,000 shares authorized; 10,960,408 and
    10,939,608 issued and outstanding for 1997 and 1996, respectively............         109,604         109,396
  Additional paid-in capital.....................................................      55,563,255      55,264,447
  Retained earnings..............................................................      32,451,136      28,323,050
  Marketable securities valuation account........................................         (59,200)       (184,680)
                                                                                   --------------  --------------
    Total stockholders' equity...................................................      88,064,795      83,512,213
                                                                                   --------------  --------------
      Total liabilities and stockholders' equity.................................  $  116,137,051  $  108,155,248
                                                                                   --------------  --------------
                                                                                   --------------  --------------

  The accompanying notes are an intergral part of these consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        THIRTEEN       THIRTEEN      TWENTY-SIX     TWENTY-SIX
                                                       WEEKS ENDED    WEEKS ENDED    WEEKS ENDED    WEEKS ENDED
                                                      JUNE 29, 1997  JUNE 30, 1996  JUNE 29, 1997  JUNE 30, 1996
                                                      -------------  -------------  -------------  -------------
Revenues:
  Restaurant sales..................................  $  46,294,676  $  33,745,418  $  87,186,101  $  64,856,387
  Bakery sales......................................      4,700,651      5,464,878      9,037,688      9,733,907
                                                      -------------  -------------  -------------  -------------
    Total revenues..................................     50,995,327     39,210,296     96,223,789     74,590,294
                                                      -------------  -------------  -------------  -------------
Costs and expenses:
  Cost of food, beverages and supplies..............     13,120,188      9,937,608     24,949,329     19,152,410
  Bakery costs......................................      1,827,533      2,293,841      3,588,600      4,080,597
  Operating expenses:
    Labor...........................................     16,572,215     12,599,066     31,192,981     23,449,766
    Occupancy and other.............................      7,943,674      5,520,062     15,416,617     10,735,313
  General and administrative expenses...............      4,678,341      3,435,051      8,969,654      6,914,075
  Depreciation and amortization expenses............      3,210,405      2,586,479      5,975,711      5,093,989
                                                      -------------  -------------  -------------  -------------
    Total costs and expenses........................     47,352,356     36,372,107     90,092,892     69,426,150
                                                      -------------  -------------  -------------  -------------
Income from operations..............................      3,642,971      2,838,189      6,130,897      5,164,144

Interest income.....................................         55,750        135,156        143,399        255,623
Interest expense....................................       (115,616)       (18,271)      (115,616)       (18,271)
Other income........................................         87,747         45,477        143,742         59,994
                                                      -------------  -------------  -------------  -------------
Income before income taxes..........................      3,670,852      3,000,551      6,302,422      5,461,490
Income tax provision................................      1,266,444        938,350      2,174,336      1,775,069
                                                      -------------  -------------  -------------  -------------
Net income..........................................  $   2,404,408  $   2,062,201  $   4,128,086  $   3,686,421
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
Earnings per share:
  Primary...........................................  $         .22  $         .19  $         .37  $         .34
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
  Weighted average shares outstanding...............     11,031,866     10,945,398     11,029,807     10,943,258
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
  Fully diluted.....................................  $         .22  $         .19  $         .37  $         .33
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
  Weighted average shares outstanding...............     11,046,150     11,124,854     11,044,260     11,136,321
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

  The accompanying notes are an intergral part of these consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                      TWENTY-SIX     TWENTY-SIX
                                                                                      WEEKS ENDED    WEEKS ENDED
                                                                                     JUNE 29, 1997  JUNE 30, 1996
                                                                                     -------------  -------------
Cash flows from operating activities:
  Net income.......................................................................  $   4,128,086  $   3,686,421
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization..................................................      5,975,711      5,093,989
    Gain on asset sale.............................................................       --               (4,500)
    Loss on available-for-sale securities..........................................         65,812         13,478
    Deferred income taxes..........................................................         (4,808)      --
    Changes in assets and liabilities:
      Accounts receivable..........................................................        242,805        139,371
      Other receivables............................................................       (519,328)    (2,231,151)
      Advances to officers and employees...........................................         77,741        481,898
      Inventories..................................................................       (113,242)      (847,586)
      Preopening expenses..........................................................     (2,704,829)    (2,983,164)
      Prepaid expenses.............................................................       (322,228)      (265,755)
      Other........................................................................       (649,591)    (1,046,830)
      Accounts payable.............................................................         59,426     (1,932,357)
      Income taxes payable.........................................................      1,766,514        833,893
      Other accrued expenses.......................................................      1,603,281      1,573,271
                                                                                     -------------  -------------
      Cash provided by operating activities........................................      9,605,350      2,510,978
                                                                                     -------------  -------------
Cash flows from investing activities:
  Additions to property and equipment..............................................     (7,616,791)    (8,081,403)
  Sale of property and equipment...................................................       --                4,500
  Sales of available-for-sale securities...........................................        278,451         87,172
                                                                                     -------------  -------------
      Cash used by investing activities............................................     (7,338,340)    (7,989,731)
                                                                                     -------------  -------------
Cash flows from financing activities:
  Proceeds from short-term bank borrowings.........................................       --            3,000,000
  Common stock issued..............................................................            190            544
  Proceeds from exercise of employee stock options.................................        298,826        727,947
                                                                                     -------------  -------------
    Cash provided by financing activities..........................................        299,016      3,728,491
                                                                                     -------------  -------------
Net change in cash and cash equivalents............................................      2,566,026     (1,750,262)
Cash and cash equivalents at beginning of period...................................      8,535,960     10,077,713
                                                                                     -------------  -------------
Cash and cash equivalents at end of period.........................................  $  11,101,986  $   8,327,451
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Supplemental disclosures:
  Interest paid....................................................................  $     209,790  $      18,116
                                                                                     -------------  -------------
                                                                                     -------------  -------------
  Income taxes paid................................................................  $     439,829  $     941,176
                                                                                     -------------  -------------
                                                                                     -------------  -------------

  The accompanying notes are an intergral part of these consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 29, 1997

NOTE A--BASIS OF PRESENTATION

    The accompanying consolidated financial statements of The Cheesecake Factory Incorporated and Subsidiaries (the "Company") for the thirteen weeks and twenty-six weeks ended June 29, 1997 and June 30, 1996 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements presented herein have not been audited by independent public accountants, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The consolidated balance sheet data presented herein for December 29, 1996 was derived from the Company's audited consolidated financial statements for the fiscal year then ended. The preparation of financial statements in accordance with generally accepted accounting principles requires the Company's management to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

NOTE B--MARKETABLE SECURITIES

    Marketable securities, all classified as available for sale, consisted of the following as of June 29, 1997:

                                                                   UNREALIZED     BALANCE
CLASSIFICATION                             COST       FAIR VALUE      LOSS      SHEET AMOUNT        MATURITY
-------------------------------------  ------------  ------------  -----------  ------------  --------------------
Current assets:
  Preferred stocks...................  $  2,010,000  $  1,917,500   $ (92,500)  $  1,917,500   No maturity dates

NOTE C--NET INCOME PER SHARE

    Net income per share calculations are based on the weighted average number of common shares and common share equivalents outstanding during the thirteen weeks and twenty-six weeks ended June 29, 1997 and June 30, 1996. The primary net income per share amount for each period is based on the weighted average number of shares outstanding during each period, increased by the common equivalent shares (vested and exercisable stock options) determined using the treasury stock method. The fully diluted net income per share amount for each period is based on the weighted average number of shares outstanding during each period, increased by the common equivalent shares (vested and exercisable stock options as well as nonvested and contingently exercisable stock options) determined using the treasury stock method, utilizing the higher of the average market price or ending market price for the Company's common stock for each period. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which will not materially change the calculation of primary net income per share for the Company. The Company intends to adopt the provisions of SFAS No. 128 when reporting the results of operations for the full fiscal year ending December 28, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    CERTAIN STATEMENTS IN THIS FORM 10-Q UNDER ITEM 2, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", WHICH ARE NOT HISTORICAL FACTS CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS OF THE CHEESECAKE FACTORY INCORPORATED AND ITS SUBSIDIARIES TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE, OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS, UNCERTAINTIES, AND OTHER FACTORS INCLUDE, BUT ARE NOT NECESSARILY LIMITED TO, THE FOLLOWING: CHANGES IN GENERAL ECONOMIC CONDITIONS WHICH AFFECT CONSUMER SPENDING PATTERNS FOR RESTAURANT DINING OCCASIONS; INCREASING COMPETITION IN THE UPSCALE CASUAL DINING SEGMENT OF THE RESTAURANT INDUSTRY; ADVERSE WEATHER CONDITIONS WHICH CAUSE THE TEMPORARY UNDERUTILIZATION OF OUTDOOR PATIO SEATING AVAILABLE AT SEVERAL OF THE COMPANY'S RESTAURANTS; EVENTS WHICH INCREASE THE COST TO DEVELOP AND/OR DELAY THE DEVELOPMENT AND OPENING OF NEW RESTAURANTS; CHANGES IN THE AVAILABILITY AND/OR COST OF RAW MATERIALS, LABOR, AND OTHER RESOURCES NECESSARY TO OPERATE THE COMPANY'S RESTAURANTS AND BAKERY PRODUCTION FACILITY; THE SUCCESS OF OPERATING INITIATIVES; DEPTH OF MANAGEMENT; ADVERSE PUBLICITY; TECHNOLOGICAL DIFFICULTIES AND SUBOPTIMAL OPERATING LEVERAGE ASSOCIATED WITH THE COMPANY'S BAKERY PRODUCTION FACILITY; THE COMPANY'S DEPENDENCE ON A SINGLE BAKERY PRODUCTION FACILITY; THE COMPANY'S ABILITY TO OBTAIN AND RETAIN LARGE-ACCOUNT CUSTOMERS FOR ITS BAKERY OPERATIONS; CHANGES IN TIMING AND/OR SCOPE OF THE DESSERT MARKETING AND PROMOTIONAL PLANS OF LARGE-ACCOUNT BAKERY CUSTOMERS WHICH CAUSE FLUCTUATIONS IN BAKERY SALES AND OPERATING RESULTS; THE RATE OF GROWTH OF GENERAL AND ADMINISTRATIVE EXPENSES ASSOCIATED WITH BUILDING A STRENGTHENED CORPORATE INFRASTRUCTURE TO SUPPORT THE COMPANY'S EXPANDED RESTAURANT AND BAKERY OPERATIONS; THE AVAILABILITY, AMOUNT, TYPE, AND COST OF CAPITAL FOR THE COMPANY AND THE DEPLOYMENT OF SUCH CAPITAL; CHANGES IN, OR ANY FAILURE TO COMPLY WITH, GOVERNMENTAL REGULATIONS; THE REVALUATION OF ANY OF THE COMPANY'S ASSETS; THE AMOUNT OF, AND ANY CHANGES TO, TAX RATES; ADVERSE RULINGS, JUDGMENTS OR SETTLEMENTS INVOLVING LITIGATION OR OTHER LEGAL MATTERS; AND OTHER FACTORS REFERENCED IN THIS FORM 10-Q AND THE COMPANY'S FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996. THE COMPANY DOES NOT EXPECT TO UPDATE FORWARD-LOOKING STATEMENTS CONTINUALLY AS CONDITIONS CHANGE.

GENERAL

    The Company's revenues consist of sales from its restaurant operations and sales to other foodservice operators and distributors from its bakery operations. Certain costs and expenses relate only to restaurant sales (cost of food, beverages and supplies) or only to bakery sales (bakery costs), while other costs and expenses relate to both restaurant and bakery sales (operating expenses including labor and occupancy, general and administrative expenses, and depreciation and amortization expenses). The Company analyzes its revenue, in part, based on comparable restaurant sales which is defined to include the sales of all restaurants open during the full period of all periods being compared. Bakery sales can fluctuate from quarter to quarter based on the timing and amount of orders from large-account bakery customers.

RESULTS OF OPERATIONS

    The following table presents for the thirteen-weeks and the twenty-six weeks ended June 29, 1997 and June 30, 1996 the Consolidated Statements of Operations of the Company expressed as percentages of total revenues. The results of operations for the twenty-six weeks ended June 29, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

                                                     THIRTEEN      THIRTEEN     TWENTY-SIX    TWENTY-SIX
                                                    WEEKS ENDED   WEEKS ENDED   WEEKS ENDED   WEEKS ENDED
                                                     JUNE 29,      JUNE 30,      JUNE 29,      JUNE 30,
                                                       1997          1996          1997          1996
                                                    -----------   -----------   -----------   -----------
                                                         %             %             %             %
Revenues:
  Restaurant sales................................      90.8          86.1          90.6          87.0
  Bakery sales....................................       9.2          13.9           9.4          13.0
                                                       -----         -----         -----         -----
    Total revenues................................     100.0         100.0         100.0         100.0
                                                       -----         -----         -----         -----
                                                       -----         -----         -----         -----
Costs and expenses:
  Cost of food, beverages, and supplies...........      25.7          25.3          25.9          25.6
  Bakery costs....................................       3.6           5.9           3.8           5.5
  Operating expenses:
    Labor.........................................      32.5          32.1          32.4          31.4
    Occupancy and other...........................      15.6          14.1          16.0          14.5
  General and administrative expenses.............       9.2           8.8           9.3           9.3
  Depreciation and amortization expenses..........       6.3           6.6           6.2           6.8
                                                       -----         -----         -----         -----
    Total costs and expenses......................      92.9          92.8          93.6          93.1
                                                       -----         -----         -----         -----
Income from operations............................       7.1           7.2           6.4           6.9

Interest income (expense), net....................      (0.1)          0.2            --           0.3
Other income (expense), net.......................       0.2           0.1           0.1           0.1
                                                       -----         -----         -----         -----
Income before income taxes........................       7.2           7.5           6.5           7.3
Income tax provision..............................       2.5           2.3           2.2           2.4
                                                       -----         -----         -----         -----
Net income........................................       4.7           5.2           4.3           4.9
                                                       -----         -----         -----         -----
                                                       -----         -----         -----         -----

THIRTEEN WEEKS ENDED JUNE 29, 1997 VERSUS JUNE 30, 1996

REVENUES

    For the thirteen weeks ended June 29, 1997, the Company's total revenues increased 30% to $51.0 million versus $39.2 million for the thirteen weeks ended June 30, 1996. Restaurant sales increased 37% to $46.3 million versus $33.7 million for the same period of the prior year. This $12.6 million increase consisted of a $1.4 million (4.6%) increase in comparable restaurant sales for the period, a $0.6 million increase in the sales of the Boca Raton restaurant which was excluded from the base of comparable restaurants as a result of a 125-seat addition which was completed in December 1996, and $10.6 million from the opening of new restaurants. Sales in comparable restaurants benefited, in part, from the impact of an approximate 1.5% effective menu price increase that was taken in all restaurants during the December 1996-January 1997 period. An additional effective menu price increase of approximately 1.5% was completed during June/July 1997.

    Bakery sales decreased 14% to $4.7 million for the thirteen weeks ended June 29, 1997. This decrease was principally attributable to lower sales of special promotional products to certain large-account bakery customers compared to sales of such products in the same quarter of the prior year. In July 1997, the Company commenced an expanded test of selected bakery products with an international company that operates over 5,000 foodservice and retail outlets. If the expanded test is successful, a further expansion of products into additional outlets for this customer would have the potential to improve bakery sales volumes during the fourth quarter of 1997. The Company continues to develop and test products for other potential large-account bakery customers.

COST OF FOOD, BEVERAGES AND SUPPLIES

    During the thirteen weeks ended June 29, 1997, cost of food, beverages and supplies for the restaurants was $13.1 million versus $9.9 million for the comparable period last year. The related increase of $3.2 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, these costs decreased slightly to 28.3% versus 29.5% for the same period of the prior year principally as a result of the impact of menu price increases and certain cost reduction programs implemented by the Company.

BAKERY COSTS

    Bakery costs, which include ingredient, packaging and production supply costs, were $1.8 million for the thirteen weeks ended June 29, 1997 versus $2.3 million for the same period of the prior year. The related decrease of $0.5 million was primarily due to the 14% decrease in bakery sales for the thirteen weeks ended June 29, 1997. As a percentage of bakery sales, bakery costs for the quarter just ended decreased to 38.9% versus 42.0% for the comparable quarter last year. This decrease was primarily due to lower costs for dairy-related commodities and packaging materials, coupled with improved production yields in the Company's bakery production facility.

OPERATING EXPENSES--LABOR

    Labor expenses, which includes restaurant-level salaries and wages as well as bakery direct labor costs (including associated fringe benefits), were $16.6 million for the thirteen weeks ended June 29, 1997 versus $12.6 million for the same period of the prior year. This increase was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses were 32.5% versus 32.1% for the comparable period last year.

OPERATING EXPENSES--OCCUPANCY AND OTHER

    Occupancy and other expenses include restaurant-level rent (minimum and percentage), common area maintenance, repairs, utilities, outside services, laundry and other operating expenses as well as certain of the bakery's indirect production costs. Occupancy and other expenses increased 44% to $7.9 million for the thirteen weeks ended June 29, 1997 versus $5.5 million for the same period of the prior year. This increase was principally attributable to the 37% increase in total restaurant sales for the thirteen weeks ended June 29, 1997. As a percentage of total revenues, occupancy and other expenses were 15.6% for the thirteen weeks ended June 29, 1997 versus 14.1% for the same period of fiscal 1996. This increase was primarily due to the 14% decrease in bakery sales for the thirteen weeks ended June 29, 1997 (which resulted in less leveraging of the bakery's fixed and semi-fixed occupancy costs during the period), coupled with higher operating costs on an absolute basis associated with the Company's bakery production facility. One of the Company's principal goals for fiscal 1997 is to more effectively leverage the investment and fixed occupancy costs in the new bakery production facility with higher sales levels. The Company added two national salespeople and two product development professionals to its bakery operations staff during the first quarter of fiscal 1997 in order to strengthen the Company's marketing efforts for its bakery products.

    The Company opened its first bakery cafe under The Cheesecake Factory brand name on July 14, 1997 in the Ontario Mills shopping complex in the Los Angeles market. This cafe, which features a limited selection of the Company's unique desserts, beverages, sandwiches, and salads in a self-service format, is operated by Host Marriott under a licensing agreement with the Company. Three additional bakery cafe outlets are planned to open in the new terminal of the Washington National Airport before the end of August 1997. These three outlets will be operated by the Company under a subcontract with Host Marriott, which manages the foodservice and retail concessions for that airport. The Company is evaluating additional sites for at least one additional bakery cafe for a planned opening in the Los Angeles market before the end of 1997. If successful, the bakery cafe concept could be more rapidly expanded than the Company's full-service restaurants and could provide an additional source of sales and operating leverage for the Company's bakery production facility.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses consist of bakery selling and administrative expenses (including product development and marketing expenses), certain restaurant administrative expenses (principally credit card discounts and certain insurance-related expenses), restaurant field supervision expenses (salaries and expenses of regional vice presidents and area directors of operations), and corporate support expenses (salaries and related fringe benefits, travel, and other administrative expenses). General and administrative expenses increased to $4.7 million for the thirteen weeks ended June 29, 1997 from $3.4 million for the same period of fiscal 1996, an increase of $1.3 million or 36%. As a percentage of total revenues, general and administrative expenses increased slightly to 9.2% for the thirteen weeks ended June 29, 1997 versus 8.8% for the same period of fiscal 1996. The Company plans to continue to strengthen its operational and corporate infrastructure during fiscal 1997 to support its planned future growth. This strengthened infrastructure will likely result in a higher level of general and administrative expenses during fiscal 1997. Additionally, the Company plans to aggressively pursue new large-account customers for its bakery operations which will require continuing investments in advertising and promotional programs. One of the Company's principal objectives for fiscal 1997 is to more effectively leverage its operational and corporate support infrastructure with higher sales volumes.

DEPRECIATION AND AMORTIZATION EXPENSES

    Depreciation and amortization expenses increased to $3.2 million for the thirteen weeks ended June 29, 1997 from $2.6 million for the thirteen weeks ended June 30, 1996, an increase of $0.6 million or 24%. As a percentage of total revenues, depreciation and amortization expenses were 6.3% for the thirteen weeks ended June 29, 1997 versus 6.6% for the same period of the prior year. The increase of $0.6 million for the thirteen weeks ended June 29, 1997 consisted of the following components: a $0.2 million increase (to $1.4 million) in restaurant preopening amortization; a slight increase (to $0.5 million) in bakery depreciation and amortization; a $0.4 million increase (to $1.2 million) in restaurant depreciation; and a slight increase (to $0.1 million) in corporate support-related depreciation. The increase in restaurant depreciation was principally attributable to the opening of new restaurants.

    As a result of the highly customized and operationally complex nature of the Company's restaurants, the restaurant preopening process is extensive and costly relative to that of most chain restaurant operations. Preopening costs, which often exceed $1 million per restaurant, include recruiting, training, relocation and related costs for developing management and hourly staff for new restaurants, as well as other costs directly related to the opening of new restaurants. Preopening costs will vary from location to location depending on a number of factors including, among others, the proximity of other established Company restaurants, the size and layout of each location, and the relative difficulty of the restaurant staffing and training process. The Company currently defers preopening costs until the opening of new restaurants and then amortizes the deferred costs over the 12-month period immediately following the respective openings. Total restaurant preopening amortization will vary from quarter to quarter depending on the timing of restaurant openings and the number of newer restaurants amortizing their preopening costs in a given quarter. Based on the Company's planned fiscal 1997 openings of new restaurants (as of July 31, 1997), management believes that total preopening amortization for fiscal 1997 will likely be higher than the amount reported for fiscal 1996. During fiscal 1996, the Company reevaluated its restaurant preopening process with the objective of reducing its timeframe, intensiveness, and overall cost. The Company continues to review this process during fiscal 1997. However, there can be no assurance that preopening costs will be reduced for future restaurants.

TWENTY-SIX WEEKS ENDED JUNE 29, 1997 VERSUS JUNE 30, 1996

REVENUES

    For the twenty-six weeks ended June 29, 1997, the Company's total revenues increased 29% to $96.2 million versus $74.6 million for the twenty-six weeks ended June 30, 1996. Restaurant sales increased 34% to $87.2 million versus $64.9 million for the same period of the prior year. This $22.3 million increase consisted of a $3.3 million (5.6%) increase in comparable restaurant sales for the period, a $1.2 million increase in the sales of the Boca Raton restaurant which was excluded from the base of comparable restaurants as a result of a 125-seat addition which was completed in December 1996, and $17.8 million from the openings of four new restaurants during the trailing 12 months ended June 29, 1997.

    Bakery sales decreased 7% to $9.0 million for the twenty-six weeks ended June 29, 1997. This decrease principally attributable to lower sales of special promotional products to certain large-account bakery customers compared to sales of such products in the same period of the prior year.

COST OF FOOD, BEVERAGES AND SUPPLIES

    During the twenty-six weeks ended June 29, 1997, cost of food, beverages and supplies for the restaurants was $24.9 million versus $19.2 million for the comparable period last year. The related increase of $5.7 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, these costs decreased slightly to 28.6% versus 29.5% for the same period of the prior year principally as a result of the impacts of menu price increases and certain cost reduction programs implemented by the Company during the period.

BAKERY COSTS

         .......................................................................
      Bakery costs, which include ingredient, packaging and production supply costs, were $3.6 million for the twenty-six weeks ended June 29, 1997 versus $4.1 million for the same period of the prior year. The related decrease of $0.5 million was primarily due to the 7% decrease in bakery sales for the twenty-six weeks ended June 29, 1997. As a percentage of bakery sales, bakery costs for the period just ended decreased to 39.7% versus 41.9% for the comparable period last year. This decrease was due to lower costs for dairy-related commodities and packaging materials, coupled with improved production yields in the Company's bakery production facility.

OPERATING EXPENSES--LABOR

    Labor expenses, which includes restaurant-level salaries and wages as well as bakery direct labor costs (including associated fringe benefits), were $31.2 million for the twenty-six weeks ended June 29, 1997 versus $23.5 million for the same period of the prior year. This increase was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses were 32.4% versus 31.4% for the comparable period last year.

OPERATING EXPENSES--OCCUPANCY AND OTHER

    Occupancy and other expenses increased 44% to $15.4 million for the twenty-six weeks ended June 29, 1997 versus $10.7 million for the same period of the prior year. This increase was principally attributable to the 34% increase in total restaurant sales for the twenty-six weeks ended June 29, 1997. As a percentage of total revenues, occupancy and other expenses were 16% for the twenty-six weeks ended June 29, 1997 versus 14.5% for the same period of fiscal 1996. This increase was primarily due to the 7% decrease in bakery sales for the twenty-six weeks ended June 29, 1997 (which resulted in less leveraging of the bakery's fixed and semi-fixed occupancy costs during the period), coupled with higher operating costs on an absolute basis associated with the Company's bakery production facility.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses increased to $9.0 million for the twenty-six weeks ended June 29, 1997 from $6.9 million for the same period of fiscal 1996, an increase of $2.1 million or 30%. As a percentage of total revenues, general and administrative expenses were unchanged at 9.3% for the twenty-six weeks ended June 29, 1997 versus the same period of fiscal 1996.

DEPRECIATION AND AMORTIZATION EXPENSES

    Depreciation and amortization expenses increased to $6.0 million for the twenty-six weeks ended June 29, 1997 from $5.1 million for the twenty-six weeks ended June 30, 1996, an increase of $0.9 million or 17%. As a percentage of total revenues, depreciation and amortization expenses were 6.2% for the twenty-six weeks ended June 29, 1997 versus 6.8% for the same period of the prior year. The increase of $0.9 million for the twenty-six weeks ended June 29, 1997 consisted of the following components: a $0.1 million decrease (to $2.6 million) in restaurant preopening amortization; a $0.1 million increase (to $0.9 million) in bakery depreciation and amortization; a $0.8 million increase (to $2.3 million) in restaurant depreciation; and a $0.1 million increase (to $0.2 million) in corporate support-related depreciation. The increase in restaurant depreciation was principally attributable to the opening of new restaurants.

LIQUIDITY AND CAPITAL RESOURCES

    Following is a summary of the Company's key liquidity measurements for the twenty-six weeks ended June 29, 1997 and June 30, 1996:

                                                       TWENTY-SIX WEEKS ENDED
                                                    -----------------------------
                                                    JUNE 29, 1997   JUNE 30, 1996
                                                    -------------   -------------
                                                    (DOLLAR AMOUNTS IN MILLIONS)
Cash and marketable securities on hand, end of
  period..........................................      $13.0           $15.3
Net working capital, end of period................      $ 7.1           $ 9.7
Current ratio, end of period......................      1.3:1           1.5:1
Long-term debt, end of period.....................      $ 6.0           $  --
Cash provided by operations.......................      $ 9.6           $ 2.5
Capital expenditures..............................      $ 7.6           $ 8.1

    During the twenty-six weeks ended June 29, 1997, the Company's total amount of cash and marketable securities on hand decreased by $2.3 million to $13.0 million versus $15.3 million as of June 30, 1996. Similarly, the Company's net working capital position decreased by $2.6 million during the period to $7.1 million as of June 29, 1997. It is not uncommon for operators in the restaurant industry to maintain a minimal or slightly negative net working capital position as the restaurant business receives substantially immediate payment for sales while payment terms to suppliers for inventories and related items are typically 15 to 30 days. The Company borrowed an additional $1 million under its revolving credit and term loan facility during July 1997 and expects to increase its borrowings under that facility as necessary during the remainder of fiscal 1997 to supplement funds generated from operations to support planned capital expenditure levels.

    During the twenty-six weeks ended June 29, 1997, the Company's total capital expenditures were $7.6 million, most of which were related to its restaurant operations. For fiscal 1997, the Company estimates that its total capital expenditure requirement will be approximately $28 million, excluding restaurant preopening expenses. This estimate includes approximately $25 million (net of expected landlord construction contributions) to open as many as six new restaurants and to provide for an increase in construction-in-progress disbursements for anticipated fiscal 1998 openings. The Company has historically leased the land and building shells for its restaurant locations; however, the Company has expended cash for leasehold improvements and furnishings, fixtures, and equipment for the locations. The remaining estimated capital expenditures for fiscal 1997 consist of approximately $1 million for the bakery cafe concept and approximately $2 million for maintenance-related expenditures for the Company's existing restaurants, bakery, and corporate center.

    The Company's planned capital expenditures for fiscal 1997 are expected to be financed through a combination of cash provided by operations, cash and marketable securities on hand, landlord construction contributions (when available), and drawdowns on the Company's $25 million revolving credit and term loan facility. During fiscal 1997, the Company may seek to obtain additional debt and/or equity capital to finance its anticipated restaurant expansion in 1998 and thereafter. The Company may also seek other sources of financing including equipment financing or the sale/leaseback of assets comprising its headquarters and bakery production facility. There can be no assurance that any additional financing will be available on suitable terms, if at all.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On February 13, 1997, a New Mexico corporation named Cheesecake Factory, Inc. brought suit in the U.S. District Court of New Mexico against the Company, its subsidiaries, and certain of its bakery customers alleging trademark, service mark, and trade name infringement and wrongful registration with respect to the Company's incontestable registration and use of "The Cheesecake Factory" name. The plaintiff claims an exclusive right to the use of "The Cheesecake Factory" mark in certain states and other geographical areas, and seeks to enjoin the Company from any further sales of products under that mark within such states and areas. On May 9, 1997, the Court determined that it would not issue a preliminary injunction relating to the Company's sale of bakery products under "The Cheesecake Factory" name in the state of Texas, where the Company's sale of bakery products is substantial and where it currently operates one restaurant with the intent of operating others under that name. At the same time, the Court found that the plaintiff had used "The Cheesecake Factory" name in the state of New Mexico prior to the Company's registration of that name and prior to the Company's sale of bakery products under that name in that state. Accordingly, the Court issued a preliminary injunction preventing the Company from selling bakery products under "The Cheesecake Factory" name in the state of New Mexico. Historically, sales of the Company's bakery products under "The Cheesecake Factory" name in the state of New Mexico have been de minimus (less than 1% of its total bakery product sales on an annual basis). The preliminary injunction is not a final order as to either Texas or New Mexico. The case has been set for trial commencing September 8, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. None.

(b) Reports on Form 8-K. None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE CHEESECAKE FACTORY INCORPORATED

                                By:             /s/ DAVID M. OVERTON
                                     ------------------------------------------
                                                  David M. Overton
                                         CHAIRMAN OF THE BOARD, PRESIDENT,
                                       CHIEF EXECUTIVE AND OPERATING OFFICER
Date: August 4, 1997

                                By:            /s/ GERALD W. DEITCHLE
                                     ------------------------------------------
                                                 Gerald W. Deitchle
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER