Form 10-Q
period 1997-09-28
CHEESECAKE FACTORY INCORPORATED
filed 1997-10-28
CIK 887596

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1997
                         COMMISSION FILE NUMBER 0-20574

                            ------------------------

                      THE CHEESECAKE FACTORY INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)

             DELAWARE                                    51-0340466
   (State or other jurisdiction               (IRS Employer Identification No.)
 of incorporation or organization)

         26950 AGOURA ROAD                                  91301
    CALABASAS HILLS, CALIFORNIA                          (Zip Code)
  (Address of principal executive
             offices)

      Registrant's telephone number, including area code:  (818) 871-3000

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

                             Yes __X__    No _____

    As of September 28, 1997, 10,962,208 shares of the registrant's Common Stock, $.01 par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                                     INDEX

                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                          -----------

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited):

    Consolidated Balance Sheets--September 28, 1997 and December 29, 1996...............................           1

    Consolidated Statements of Operations--Thirteen weeks and thirty-nine weeks ended September 28, 1997
     and September 29, 1996.............................................................................           2

    Consolidated Statements of Cash Flows--Thirty-nine weeks ended September 28, 1997 and September 29,
     1996...............................................................................................           3

    Notes to Consolidated Financial Statements--September 28, 1997......................................         4-5

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.........        6-13

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings.............................................................................          14

  Item 6. Exhibits and Reports on Form 8-K..............................................................          14

  Signatures............................................................................................          15

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                   SEPTEMBER 28,    DECEMBER 29,
                                                                                        1997            1996
                                                                                   --------------  --------------
                                                     ASSETS

Current assets:
  Cash and cash equivalents......................................................  $    9,120,849  $    8,535,960
  Marketable securities..........................................................       2,997,195       1,770,000
  Accounts receivable............................................................       2,090,772       2,383,138
  Other receivables..............................................................       2,670,170       2,310,096
  Advances to officers and employees.............................................         102,364         188,361
  Inventories....................................................................       4,571,611       4,206,251
  Prepaid expenses...............................................................       1,323,941       1,777,696
  Preopening costs...............................................................       8,170,837       6,228,938
                                                                                   --------------  --------------
    Total current assets.........................................................      31,047,739      27,400,440
                                                                                   --------------  --------------
Property and equipment, net......................................................      86,392,707      73,036,678
                                                                                   --------------  --------------
Other assets:
  Marketable securities                                                                  --               295,700
  Other receivables..............................................................       5,917,872       4,805,437
  Deferred income taxes..........................................................         710,038         788,220
  Other..........................................................................       3,760,642       1,828,773
                                                                                   --------------  --------------
    Total other assets...........................................................      10,388,552       7,718,130
                                                                                   --------------  --------------
      Total assets...............................................................  $  127,828,998  $  108,155,248
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................................................  $   11,419,833  $    8,909,100
  Income taxes payable...........................................................       2,930,005         835,043
  Other accrued expenses.........................................................      11,130,296       6,561,761
  Deferred income taxes..........................................................       2,337,131       2,337,131
                                                                                   --------------  --------------
    Total current liabilities....................................................      27,817,265      18,643,035
                                                                                   --------------  --------------
Long-term debt...................................................................       9,000,000       6,000,000
Stockholders' equity:
  Preferred Stock, $.01 par value, 5,000,000 shares authorized, none issued and
    outstanding..................................................................        --              --
  Common Stock, $.01 par value, 30,000,000 shares authorized; 10,962,208 and
    10,939,608 issued and outstanding for 1997 and 1996, respectively............         109,622         109,396
  Additional paid-in capital.....................................................      55,587,231      55,264,447
  Retained earnings..............................................................      35,352,022      28,323,050
  Marketable securities valuation account........................................         (37,142)       (184,680)
                                                                                   --------------  --------------
    Total stockholders' equity...................................................      91,011,733      83,512,213
                                                                                   --------------  --------------
      Total liabilities and stockholders' equity.................................  $  127,828,998  $  108,155,248
                                                                                   --------------  --------------
                                                                                   --------------  --------------

  The accompanying notes are an integral part of these consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      THIRTEEN       THIRTEEN      THIRTY-NINE     THIRTY-NINE
                                                     WEEKS ENDED    WEEKS ENDED    WEEKS ENDED     WEEKS ENDED
                                                    SEPTEMBER 28,  SEPTEMBER 29,  SEPTEMBER 28,   SEPTEMBER 29,
                                                        1997           1996            1997            1996
                                                    -------------  -------------  --------------  --------------
Revenues:
  Restaurant sales................................  $  49,558,261  $  37,984,525  $  136,744,362  $  102,840,912
  Bakery sales....................................      3,995,381      4,214,137      13,033,069      13,948,044
                                                    -------------  -------------  --------------  --------------
      Total revenues..............................     53,553,642     42,198,662     149,777,431     116,788,956
                                                    -------------  -------------  --------------  --------------
Costs and expenses:
  Cost of food, beverages and supplies............     14,023,696     11,693,348      38,973,025      30,845,758
  Bakery costs....................................      1,624,523      1,969,119       5,213,123       6,049,716
  Operating expenses:
    Labor.........................................     17,282,493     13,287,959      48,475,474      36,737,725
    Occupancy and other...........................      8,475,971      6,442,845      23,892,588      17,178,158
  General and administrative expenses.............      4,844,240      3,416,095      13,813,894      10,330,170
  Depreciation and amortization expenses..........      1,634,489      1,348,741       4,692,481       3,795,455
  Preopening amortization expense.................      1,456,391      1,659,505       4,374,110       4,306,780
                                                    -------------  -------------  --------------  --------------
      Total costs and expenses....................     49,341,803     39,817,612     139,434,695     109,243,762
                                                    -------------  -------------  --------------  --------------
Income from operations............................      4,211,839      2,381,050      10,342,736       7,545,194
Interest income (expense), net....................         76,950         86,984         104,733         324,336
Other income (expense), net.......................        140,045         79,158         283,787         139,152
                                                    -------------  -------------  --------------  --------------
Income before income taxes........................      4,428,834      2,547,192      10,731,256       8,008,682
Income tax provision..............................      1,527,948        827,837       3,702,284       2,602,906
                                                    -------------  -------------  --------------  --------------
Net income........................................  $   2,900,886  $   1,719,355  $    7,028,972  $    5,405,776
                                                    -------------  -------------  --------------  --------------
                                                    -------------  -------------  --------------  --------------
Earnings per share:
  Primary.........................................  $         .26  $         .16  $          .64  $          .49
                                                    -------------  -------------  --------------  --------------
                                                    -------------  -------------  --------------  --------------
  Weighted average shares outstanding.............     11,039,774     10,953,489      11,033,129      10,946,668
                                                    -------------  -------------  --------------  --------------
                                                    -------------  -------------  --------------  --------------
  Fully diluted...................................  $         .26  $         .16  $          .64  $          .49
                                                    -------------  -------------  --------------  --------------
                                                    -------------  -------------  --------------  --------------
  Weighted average shares outstanding.............     11,098,780     11,023,184      11,062,433      11,098,609
                                                    -------------  -------------  --------------  --------------
                                                    -------------  -------------  --------------  --------------

  The accompanying notes are an integral part of these consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          THIRTY-NINE WEEKS    THIRTY-NINE WEEKS
                                                                         ENDED SEPTEMBER 28,  ENDED SEPTEMBER 29,
                                                                                1997                 1996
                                                                         -------------------  -------------------
Cash flows from operating activities:
  Net Income...........................................................    $     7,028,972      $     5,405,776
  Adjustments to reconcile net income to cash provided by operating activities:
    Depreciation and amortization......................................          9,066,591            8,102,235
    (Gain) loss on sale of assets......................................            121,634               (9,250)
    Loss on available-for-sale securities..............................             55,813               13,139
    Deferred income taxes..............................................             (4,808)           --
    Changes in assets and liabilities:
      Accounts receivable..............................................            292,366             (215,649)
      Other receivables................................................         (1,472,509)          (2,461,710)
      Advances to officers and employees...............................             85,997              481,898
      Inventories......................................................           (365,360)          (1,347,729)
      Prepaid expenses.................................................            (66,115)            (994,644)
      Preopening costs.................................................         (5,801,221)          (4,416,315)
      Other............................................................         (2,065,238)            (922,384)
      Accounts payable.................................................          2,510,733            3,726,108
      Income taxes payable.............................................          2,094,962              439,611
      Other accrued expenses...........................................          4,568,535            2,832,584
                                                                         -------------------  -------------------
        Cash provided by operating activities..........................         16,050,352           10,633,670
                                                                         -------------------  -------------------
Cash flows from investing activities:
  Additions to property and equipment..................................        (18,079,050)         (15,750,690)
  Sales of property and equipment......................................             47,357                9,250
  Purchases of available-for-sale securities...........................         (1,547,730)           --
  Sales of available-for-sale securities...............................            790,950              465,534
                                                                         -------------------  -------------------
        Cash used by investing activities..............................        (18,788,473)         (15,275,906)
                                                                         -------------------  -------------------
Cash flows from financing activities:
  Proceeds from bank borrowings........................................          3,000,000            3,000,000
  Common stock issued..................................................                226                  861
  Proceeds from exercise of employee stock options.....................            322,784            1,103,127
                                                                         -------------------  -------------------
        Cash provided by financing activities..........................          3,323,010            4,103,988
                                                                         -------------------  -------------------
Net change in cash and cash equivalents................................            584,889             (538,248)
Cash and cash equivalents at beginning of period.......................          8,535,960           10,077,713
                                                                         -------------------  -------------------
Cash and cash equivalents at end of period.............................    $     9,120,849      $     9,539,465
                                                                         -------------------  -------------------
                                                                         -------------------  -------------------

Supplemental disclosures:
  Interest paid........................................................    $       339,508      $        78,489
                                                                         -------------------  -------------------
                                                                         -------------------  -------------------
  Income taxes paid....................................................    $     1,639,329      $     2,163,295
                                                                         -------------------  -------------------
                                                                         -------------------  -------------------

  The accompanying notes are an integral part of these consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 28, 1997

                                  (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

    The accompanying consolidated financial statements of The Cheesecake Factory Incorporated and Subsidiaries (the "Company") for the thirteen weeks and thirty-nine weeks ended September 28, 1997 and September 29, 1996 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements presented herein have not been audited by independent public accountants, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The consolidated balance sheet data presented herein for December 29, 1996 was derived from the Company's audited consolidated financial statements for the fiscal year then ended. The preparation of financial statements in accordance with generally accepted accounting principles requires the Company's management to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

NOTE B--MARKETABLE SECURITIES

    Marketable securities, all classified as available for sale, consisted of the following as of September 28, 1997:

                                                                  UNREALIZED     BALANCE
                                                                    (LOSS)        SHEET
CLASSIFICATION                            COST       FAIR VALUE      GAIN         AMOUNT           MATURITY
------------------------------------  ------------  ------------  -----------  ------------  ---------------------
CURRENT ASSETS:
Preferred stocks                      $  1,507,500  $  1,451,260   $ (56,240)  $  1,451,260  No maturity dates
Government obligations                   1,547,730     1,545,935      (1,795)     1,545,935  Less than 365 days
                                      ------------  ------------  -----------  ------------
Totals                                $  3,055,230  $  2,997,195   $ (58,035)  $  2,997,195
                                      ------------  ------------  -----------  ------------
                                      ------------  ------------  -----------  ------------

NOTE C--NET INCOME PER SHARE

    Net income per share calculations are based on the weighted average number of common shares and common share equivalents outstanding during the thirteen weeks and thirty-nine weeks ended September 28, 1997 and September 29, 1996. The primary net income per share amount for each period is based on the weighted average number of shares outstanding during each period, increased by the common equivalent shares (vested and exercisable stock options) determined using the treasury stock method. The fully diluted net income per share amount for each period is based on the weighted average number of shares outstanding during each period, increased by the common equivalent shares (vested and exercisable stock options as well as nonvested and contingently exercisable stock options) determined using the

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                               SEPTEMBER 28, 1997

                                  (UNAUDITED)

treasury stock method, utilizing the higher of the average market price or ending market price for the Company's common stock for each period. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Accounting for Earnings Per Share", which will slightly change the calculation of primary net income per share. The Company intends to adopt the provisions of SFAS No. 128 when reporting the results of operations for the full fiscal year ending December 28, 1997.

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

GENERAL

    As of October 27, 1997, the Company operates 21 upscale, high volume, casual dining restaurants in 12 states and a state-of the-art bakery production facility in California. The Company's revenues consist of sales from its restaurant operations and sales from its bakery operations to other foodservice operators and distributors. Certain costs and expenses relate only to restaurant sales (cost of food, beverages and supplies) or only to bakery sales (bakery costs), while other costs and expenses relate to both restaurant and bakery sales (operating expenses including labor and occupancy, general and administrative expenses, depreciation and amortization expenses, and preopening amortization expense). The Company analyzes its revenue, in part, based on comparable restaurant sales which is defined to include the sales of all restaurants open during the full period of each period being compared. Bakery sales can fluctuate from quarter to quarter based on the timing and scope of orders from large-account bakery customers.

RESULTS OF OPERATIONS

    The following table presents, for the periods indicated, the Consolidated Statements of Operations of the Company expressed as percentages of total revenues. The results of operations for the thirty-nine weeks ended September 28, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

                                                          THIRTEEN         THIRTEEN        THIRTY-NINE      THIRTY-NINE
                                                         WEEKS ENDED      WEEKS ENDED      WEEKS ENDED      WEEKS ENDED
                                                        SEPTEMBER 28,    SEPTEMBER 29,    SEPTEMBER 28,    SEPTEMBER 29,
                                                            1997             1996             1997             1996
                                                       ---------------  ---------------  ---------------  ---------------
                                                              %                %                %                %
Revenues:
  Restaurant sales...................................          92.5             90.0             91.3             88.1
  Bakery sales.......................................           7.5             10.0              8.7             11.9
                                                              -----            -----            -----            -----
    Total revenues...................................         100.0            100.0            100.0            100.0
                                                              -----            -----            -----            -----
Costs and expenses:
  Cost of food, beverages, and supplies..............          26.2             27.7             26.0             26.4
  Bakery costs.......................................           3.0              4.7              3.5              5.2
  Operating expenses:
    Labor............................................          32.3             31.5             32.4             31.5
    Occupancy and other..............................          15.8             15.3             15.9             14.7
  General and administrative expenses................           9.0              8.1              9.2              8.8
  Depreciation and amortization expenses.............           3.1              3.2              3.2              3.3
  Preopening amortization expense....................           2.7              3.9              2.9              3.7
                                                              -----            -----            -----            -----
    Total costs and expenses.........................          92.1             94.4             93.1             93.6
                                                              -----            -----            -----            -----
Income from operations...............................           7.9              5.6              6.9              6.4
Interest income (expense), net.......................           0.1              0.2              0.1              0.3
Other income (expense), net..........................           0.3              0.2              0.2              0.1
                                                              -----            -----            -----            -----
Income before income taxes...........................           8.3              6.0              7.2              6.8
Income tax provision.................................           2.9              2.0              2.5              2.2
                                                              -----            -----            -----            -----
Net income...........................................           5.4              4.0              4.7              4.6
                                                              -----            -----            -----            -----
                                                              -----            -----            -----            -----

THIRTEEN WEEKS ENDED SEPTEMBER 28, 1997 COMPARED TO THIRTEEN WEEKS ENDED
  SEPTEMBER 29, 1996

    REVENUES

    For the thirteen weeks ended September 28, 1997, the Company's total revenues increased 27% to $53.6 million versus $42.2 million for the thirteen weeks ended September 29, 1996. Restaurant sales increased 30% to $49.6 million versus $38.0 million for the same period of the prior year. This $11.6 million increase consisted of a $2.6 million (7.3%) increase in comparable restaurant sales for the period, a $0.6 million increase in the sales of the Boca Raton restaurant which was excluded from the base of comparable restaurants as a result of a 125-seat addition which was completed in December 1996, and $8.4 million from the openings of new restaurants. Sales in comparable restaurants benefited, in part, from the impact of two effective menu price increases of approximately 1.5% each which were taken during December 1996/January 1997 and June/July 1997, respectively.

    Bakery sales decreased 5.2% to $4.0 million for the thirteen weeks ended September 28, 1997. This decrease was principally attributable to lower sales of promotional products to certain large-account bakery customers compared to sales of such products in the same period of the prior year. In July 1997, the Company commenced an expanded test of selected bakery products with an international entity that operates over 5,000 foodservice and retail outlets. The initial shipment of products to this entity occurred during September 1997. In October 1997, the entity advised the Company that the test would be gradually expanded to include approximately 1,870 outlets by the end of 1997. If the expanded test is successful, a further expansion of products into additional outlets for this customer would have the potential to improve bakery sales volumes during fiscal 1998. The Company continues to develop and test products for other potential large-account bakery customers. In July 1997, the Company closed a small, ancillary restaurant operation at its former bakery production facility in connection with the expiration of the lease for that facility. Sales for that ancillary operation were $23,000 for the quarter ended September 28, 1997 compared to $353,000 for the same quarter of the prior year. In future, bakery sales will include sales from Company-operated bakery cafes. Bakery cafes are not expected to be material to total Company revenues in the near future.

    The Company developed a limited menu, self-service "bakery cafe" concept during the first half of 1997 principally to extend "The Cheesecake Factory" brand and to provide another source of sales and operating leverage for its bakery production facility. The first bakery cafe opened on July 14, 1997 in the Ontario Mills shopping complex near Los Angeles and is operated by Host Marriott Services Corporation ("Host") under a licensing agreement with the Company. During August 1997, the Company opened three bakery cafe outlets in the new terminal of the Washington National Airport. These bakery cafe outlets are operated by the Company under a subcontract with Host. The Company is evaluating sites for at least one additional bakery cafe for a planned opening in the Los Angeles market during the first half of 1998. If successful, the bakery cafe concept could be more rapidly expanded than the Company's full-service restaurants. Bakery sales include sales from Company-operated bakery cafe outlets. Sales from bakery cafes are not expected to be material to total revenues in the near future.

    COST OF FOOD, BEVERAGES AND SUPPLIES

    During the thirteen weeks ended September 28, 1997, cost of food, beverages and supplies for the restaurants was $14.0 million versus $11.7 million for the comparable period last year. The related increase of $2.3 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, these costs decreased to 28.3% versus 30.8% for the same period of the prior year principally as a result of the impacts of menu price increases and certain cost reduction programs implemented by the Company. The menu at the Company's restaurants is one of the diversified in the industry and, accordingly, is not overly dependent on a single commodity. With respect to newly opened restaurants, these costs will typically be higher than normal during the first 90-120 days of operations until the restaurant staffs become more accustomed to optimally managing and servicing the high sales volumes typically experienced by the Company's restaurants.

    BAKERY COSTS

    Bakery costs, which include ingredient, packaging and production supply costs, were $1.6 million for the thirteen weeks ended September 28, 1997 versus $2.0 million for the same period of the prior year. The related decrease of $0.4 million was primarily due to the 5.2% decrease in bakery sales for the thirteen weeks ended September 28, 1997 and lower commodity costs. As a percentage of bakery sales, bakery costs for the quarter ended September 28, 1997 decreased to 40.7% versus 46.7% for the comparable quarter last year. This decrease was primarily due to lower costs for dairy-related commodities (principally cream cheese, whipped cream, and butter), coupled with improved production yields in the Company's bakery production facility. The Company's costs for dairy-related commodities increased as much as 25% during 1996 when the overall level of such costs rose across the country. The Company's costs for its dairy-related commodities have gradually decreased since the end of 1996, but in some cases have not yet returned to their pre-1996 levels. There can be no assurance that future costs for these commodities, or any commodities used in the Company's bakery or restaurant operations, will not begin to rise again due to market conditions beyond the Company's control.

    OPERATING EXPENSES--LABOR

    Labor expenses, which includes restaurant-level labor and bakery direct labor costs (including associated fringe benefits), were $17.3 million for the thirteen weeks ended September 28, 1997 versus $13.3 million for the same period of the prior year. This increase was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses were 32.3% versus 31.5% for the comparable period last year. The increase in labor as a percentage of total revenues was principally attributable to higher costs for hourly restaurant workers, due in part to increased statutory minimum wages.

    OPERATING EXPENSES--OCCUPANCY AND OTHER

    Occupancy and other expenses increased 32% to $8.5 million for the thirteen weeks ended September 28, 1997 versus $6.4 million for the same period of the prior year. This increase was principally attributable to new restaurant openings. As a percentage of total revenues, occupancy and other expenses increased slightly to 15.8% for the thirteen weeks ended September 28, 1997 versus 15.3% for the same period of fiscal 1996.

    GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses consist of bakery selling and administrative expenses (including product development and marketing expenses), certain restaurant administrative expenses (principally credit card discounts and certain insurance-related expenses), restaurant field supervision expenses (salaries and expenses of regional vice presidents and area directors of operations), and corporate support expenses (salaries and related fringe benefits, travel, and other administrative expenses). General and administrative expenses increased to $4.8 million for the thirteen weeks ended September 28, 1997 from $3.4 million for the same period of fiscal 1996, an increase of $1.4 million or 42%. As a percentage of total revenues, general and administrative expenses increased to 9.0% for the thirteen weeks ended September 28, 1997 versus 8.1% for the same period of fiscal 1996. These increases were principally attributable to new restaurant openings, higher levels of bakery-related product development and marketing activity, and corporate support staff additions as a result of the Company's continued growth.

    The Company plans to continue to strengthen its field supervision and corporate support infrastructures during the remainder of fiscal 1997 and fiscal 1998 to support its planned future growth. This strengthening will likely result in a higher level of general and administrative expenses during those respective periods. Additionally, the Company plans to aggressively pursue new large-account customers for its bakery operations, which will require continuing investments in product development and marketing programs. One of the Company's principal objectives for the remainder of fiscal 1997 and fiscal 1998 is to more effectively leverage its operational and corporate support infrastructure with higher sales volumes.

    DEPRECIATION AND AMORTIZATION EXPENSES

    Depreciation and amortization expenses were $1.6 million for the thirteen weeks ended September 28, 1997 versus $1.3 million for the thirteen weeks ended September 29, 1996. As a percentage of total revenues, depreciation and amortization expenses were 3.1% for the thirteen weeks ended September 28, 1997 versus 3.2% for the same period of the prior year. The increase of $0.3 million for the thirteen weeks ended September 28, 1997 principally consisted of an increase in restaurant depreciation expense which was principally attributable to the openings of new restaurants.

    PREOPENING AMORTIZATION EXPENSE

    Preopening amortization expense was $1.5 million for the thirteen weeks ended September 28, 1997 versus $1.7 million for the same period of the prior year. As a percentage of total revenues, preopening expense amortization was 2.7% versus 3.9% for the thirteen weeks ended September 29, 1996.

    As a result of the highly customized and operationally complex nature of the Company's restaurants, the restaurant preopening process is extensive and costly relative to that of most chain restaurant operations. Preopening costs, which often exceed $1 million per restaurant, include recruiting, training, relocation and related costs for developing management and hourly staff for new restaurants, as well as other costs directly related to the opening of new restaurants. Preopening costs will vary from location to location depending on a number of factors including, among others, the proximity of other established Company restaurants, the size and layout of each location, and the relative difficulty of the restaurant staffing and training process. As is currently the practice for of many upscale, highly customized and "theme" restaurant entities, the Company defers its restaurant preopening costs and then amortizes them over the 12-month period immediately following the opening of the respective restaurants. Total restaurant preopening amortization will vary from quarter to quarter depending on the timing of restaurant openings and the number of newer restaurants amortizing their preopening costs in a given quarter. Based on the Company's expansion plans, management believes that total preopening amortization for each of fiscal 1997 and fiscal 1998 will exceed the respective amount for each immediate prior year. During fiscal 1996, the Company reevaluated its restaurant preopening process with the objective of reducing its timeframe, intensiveness, and overall cost. The Company continues to review this process during fiscal 1997. However, there can be no assurance that preopening costs will be reduced for future restaurants.

    A new accounting standard is currently under consideration by the American Institute of Certified Public Accountants which, if adopted, would require a change in the Company's accounting for preopening costs to an expense-as-incurred basis. The Company's implementation of a new accounting principle in this respect would require the recognition of the cumulative effect of the change in accounting principle as a one-time charge against earnings, net of any related income tax effect, retroactive to the beginning of the fiscal year of implementation.

THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1997 VERSUS SEPTEMBER 29, 1996

    REVENUES

    For the thirty-nine weeks ended September 28, 1997, the Company's total revenues increased 28% to $149.8 million versus $116.8 million for the thirty-nine weeks ended September 29, 1996. Restaurant sales increased 33% to $136.7 million versus $102.8 million for the same period of the prior year. This $33.9 million increase consisted of a $5.9 million (6.2%) increase in comparable restaurant sales for the period, a $1.8 million increase in the sales of the Boca Raton restaurant which was excluded from the base of comparable restaurants as a result of a 125-seat addition which was completed in December 1996, and $26.2 million from the openings of new restaurants.

    Bakery sales decreased 6.6% to $13.0 million for the thirty-nine weeks ended September 28, 1997 versus the same period of the prior year. This decrease was principally attributable to lower sales of promotional products to certain large-account bakery customers compared to sales of such products in the same period of the prior year.

    COST OF FOOD, BEVERAGES AND SUPPLIES

    During the thirty-nine weeks ended September 28, 1997, cost of food, beverages and supplies for the restaurants was $39.0 million versus $30.8 million for the comparable period last year. The increase of $8.2 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, these costs decreased to 28.5% versus 30.0% for the same period of the prior year principally as a result of the impacts of menu price increases and certain cost reduction programs implemented by the Company during the period.

    BAKERY COSTS

    Bakery costs were $5.2 million for the thirty-nine weeks ended September 28, 1997 versus $6.1 million for the same period of the prior year. The decrease of $0.9 million was primarily due to the 6.6% decrease in bakery sales for the thirty-nine weeks ended September 28, 1997 and lower commodity costs. As a percentage of bakery sales, bakery costs for the thirty-nine weeks ended September 28, 1997 decreased to 40.0% versus 43.4% for the comparable period last year. This decrease was due to lower costs for dairy-related commodities and improved production yields in the Company's bakery production facility.

    OPERATING EXPENSES--LABOR

    Labor expenses were $48.5 million for the thirty-nine weeks ended September 28, 1997 versus $36.7 million for the same period of the prior year. This increase was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses were 32.4% versus 31.5% for the comparable period last year.

    OPERATING EXPENSES--OCCUPANCY AND OTHER

    Occupancy and other expenses increased 39% to $23.9 million for the thirty-nine weeks ended September 28, 1997 versus $17.2 million for the same period of the prior year. This increase was principally attributable to the 33% increase in total restaurant sales for the thirty-nine weeks ended September 28, 1997. As a percentage of total revenues, occupancy and other expenses were 15.9% for the thirty-nine weeks ended September 28, 1997 versus 14.7% for the same period of fiscal 1996. This increase was primarily due to the 6.6% decrease in bakery sales for the thirty-nine weeks ended September 28, 1997 which resulted in less leveraging of the bakery's fixed and semi-fixed occupancy costs for the period. One of the Company's principal goals for fiscal 1998 is to more effectively leverage the fixed occupancy costs in the bakery production facility with higher sales levels. The Company added two national salespeople and two product development professionals to its bakery operations staff during fiscal 1997 in order to strengthen the Company's marketing capabilities for its bakery products.

    GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses increased to $13.8 million for the thirty-nine weeks ended September 28, 1997 from $10.3 million for the same period of fiscal 1996, an increase of $3.5 million or 34%. As a percentage of total revenues, general and administrative expenses were 9.2% for the thirty-nine weeks ended September 28, 1997 versus 8.8% for the same period of fiscal 1996.

    DEPRECIATION AND AMORTIZATION EXPENSES

    Depreciation and amortization expenses increased to $4.7 million for the thirty-nine weeks ended September 28, 1997 from $3.8 million for the thirty-nine weeks ended September 29, 1996, an increase of $0.9 million or 24%. As a percentage of total revenues, depreciation and amortization expenses were 3.2% for the thirty-nine weeks ended September 28, 1997 versus 3.3% for the same period of the prior year. The increase of $0.9 million for the thirty-nine weeks ended September 28, 1997 principally consisted of incremental restaurant depreciation which was attributable to the openings of new restaurants.

    PREOPENING AMORTIZATION EXPENSE

    Preopening amortization expense was $4.4 million for the thirty-nine weeks ended September 28, 1997 versus $4.3 million for the same period of the prior year. As a percentage of total revenues, preopening expense amortization was 2.9% versus 3.7% for the thirteen weeks ended September 29, 1996.

    LIQUIDITY AND CAPITAL RESOURCES

    Following is a summary of the Company's key liquidity measurements for the thirty-nine weeks ended September 28, 1997 and September 29, 1996:

                                                                      THIRTY-NINE WEEKS ENDED
                                                                   SEPTEMBER 28,    SEPTEMBER 29,
                                                                       1997             1996
                                                                  ---------------  ---------------
                                                                    (DOLLAR AMOUNTS IN MILLIONS)
Cash and marketable securities, end of period...................     $    12.1        $    16.1
Net working capital, end of period..............................     $     3.2        $     8.4
Current ratio, end of period....................................         1.1:1             1.4:1
Long-term debt, end of period...................................  $         9.0    $         3.0
Cash provided by operations.....................................  $        16.1    $        10.6
Capital expenditures............................................  $        18.1    $        15.8

    During the thirty-nine weeks ended September 28, 1997, the Company's total amount of cash and marketable securities on hand decreased by $4.0 million to $12.1 million versus $16.1 million as of September 29, 1996. Additionally, the Company's net working capital position decreased by $5.2 million during the period to $3.2 million as of September 28, 1997. It is not uncommon for operators in the restaurant industry to maintain a minimal or slightly negative net working capital position as the restaurant business receives substantially immediate payment for sales while payment terms to suppliers for inventories and related items are typically 15 to 30 days.

    As of October 27, 1997, there were $12.0 million of borrowings outstanding under the Company's $25 million revolving credit and term loan facility (the "Credit Facility"). The Credit Facility bears interest at variable rates based, at the Company's option, on either the prime rate of interest, the lending institution's cost of funds rate plus 1%, or the applicable LIBOR rate plus 1%. The Credit Facility expires on September 30, 1998. On that date, a maximum of $15 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at an interest rate of 0.5% higher than the former revolving credit rates.

    On September 23, 1997, the Company filed a registration statement for a follow-on offering of 2,700,000 shares of its common stock, of which 2,000,000 shares will be issued and sold by the Company and 700,000 shares will be sold by selling stockholders. The Company will not receive any of the proceeds from the sale of common stock by selling stockholders. Upon completion of the offering, a portion of the net proceeds to the Company, currently estimated to be $52.9 million (excluding any net proceeds from the exercise of the underwriters' over-allotment option), will be utilized to fully repay all outstanding borrowings under the Credit Facility. The remainder of net proceeds from the offering will be used to fund the development of future restaurants and for general corporate purposes.

    During the thirty-nine weeks ended September 28, 1997, the Company's total capital expenditures were $18.1 million, most of which were related to its restaurant operations. For fiscal 1997, the Company estimates that its total capital expenditure requirement will be approximately $26 million, excluding restaurant preopening costs. This estimate includes approximately $22 million (net of expected landlord construction contributions) to open six new restaurants and to provide for an increase in construction-in-progress disbursements for anticipated fiscal 1998 openings. The Company has historically leased the land and building shells for its restaurant locations; however, the Company has expended cash for leasehold improvements and furnishings, fixtures, and equipment for the locations. The remaining estimated capital expenditures for fiscal 1997 consist of approximately $1 million for the bakery cafe concept and approximately $3 million for maintenance-related expenditures for the Company's existing restaurants, bakery, and corporate center.

    The Company has four signed leases for potential new restaurant locations, two of which is expected to open before the end of fiscal 1997. The Company's primary expansion objective is to increase its total restaurant productive square footage and operating weeks by 25% to 30% during each of fiscal 1998 and 1999, which will necessitate the opening of as many as seven to eight restaurants (including DisneyQuest) during each of those years. The bakery cafe concept, if successful, will also require capital resources for expansion. As a result, management estimates the Company's total capital expenditure requirement for fiscal 1998 to be approximately $30 million, excluding any potential landlord construction contributions and associated preopening costs.

    Based on its current expansion objectives and opportunities, the Company believes that the combined capital resources from cash provided by operations, cash and marketable securities on hand, landlord construction contributions (when available), the Credit Facility, and the proposed offering of common stock will be sufficient to finance its capital expenditures and other operating activities through fiscal 1999. The Company anticipates that it will seek additional capital to finance its future growth. However, there can be no assurance that such capital will be available when needed or be available on terms acceptable to the Company.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On February 13, 1997, a New Mexico corporation named Cheesecake Factory, Inc. (the "Plaintiff") brought suit in the U.S. District Court of New Mexico against the Company, its subsidiaries, and certain of its bakery customers alleging trademark, service mark, and trade name infringement and wrongful registration with respect to the Company's incontestable registration and use of "The Cheesecake Factory" mark. The Plaintiff claimed an exclusive right to the use of "The Cheesecake Factory" mark in New Mexico and other states, and sought to enjoin the Company from any further sales of products under "The Cheesecake Factory" mark and from operating any restaurants and selling bakery products under that mark within such states and areas. The Company and the Plaintiff have reached a confidential settlement to resolve the issues raised in the litigation and are currently negotiating the terms of a final settlement agreement. The terms and conditions of this settlement will not have a material adverse effect on the Company's results of operations and financial position or its business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. None.

(b) Reports on Form 8-K. None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE CHEESECAKE FACTORY
                                          INCORPORATED

Date: October 28, 1997

By:                  /s/ DAVID M. OVERTON
           ----------------------------------------
                       David M. Overton
               CHAIRMAN OF THE BOARD, PRESIDENT,
             CHIEF EXECUTIVE AND OPERATING OFFICER

By:                 /s/ GERALD W. DEITCHLE
           ----------------------------------------
                      Gerald W. Deitchle
                 EXECUTIVE VICE PRESIDENT AND
                    CHIEF FINANCIAL OFFICER