Form 10-Q/A
period 1997-09-28
CHEESECAKE FACTORY INCORPORATED
filed 1997-11-12
CIK 887596

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                AMENDMENT NO. 1
                                       TO

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

    27  Financial Data Schedule

(b) Reports on Form 8-K. None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE CHEESECAKE FACTORY
                                          INCORPORATED

Date: November 11, 1997

By:                  /s/ DAVID M. OVERTON
           ----------------------------------------
                       David M. Overton
             CHAIRMAN OF THE BOARD, PRESIDENT AND
                    CHIEF EXECUTIVE OFFICER

By:                 /s/ GERALD W. DEITCHLE
           ----------------------------------------
                      Gerald W. Deitchle
                 EXECUTIVE VICE PRESIDENT AND
                    CHIEF FINANCIAL OFFICER