Form 10-K405
period 1997-12-30
CHEESECAKE FACTORY INCORPORATED
filed 1998-03-30
CIK 887596

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                                 ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 30, 1997
                         COMMISSION FILE NUMBER 0-20574

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

                                 (818) 871-3000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 17, 1998 was $355,854,446.

    As of March 17, 1998, 13,348,208 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates information by reference from the definitive proxy statement for the 1998 Annual Meeting of Stockholders to be held on May 19, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    CERTAIN STATEMENTS IN THIS FORM 10-K WHICH ARE NOT HISTORICAL FACTS CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE CHEESECAKE FACTORY INCORPORATED AND ITS SUBSIDIARIES TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY FORWARD-LOOKING STATEMENTS. SUCH RISKS, UNCERTAINTIES, AND OTHER FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING: CHANGES IN GENERAL ECONOMIC CONDITIONS WHICH AFFECT CONSUMER SPENDING PATTERNS FOR RESTAURANT DINING OCCASIONS; INCREASING COMPETITION IN THE UPSCALE CASUAL DINING SEGMENT OF THE RESTAURANT INDUSTRY; ADVERSE WEATHER CONDITIONS WHICH IMPACT CUSTOMER TRAFFIC AT THE COMPANY'S RESTAURANTS IN GENERAL AND WHICH CAUSE THE TEMPORARY UNDERUTILIZATION OF OUTDOOR PATIO SEATING AVAILABLE AT SEVERAL OF THE COMPANY'S RESTAURANTS; EVENTS WHICH INCREASE THE COST TO DEVELOP AND/OR DELAY THE DEVELOPMENT AND OPENING OF THE COMPANY'S NEW, HIGHLY CUSTOMIZED RESTAURANTS; CHANGES IN THE AVAILABILITY AND/OR COST OF RAW MATERIALS, MANAGEMENT AND HOURLY LABOR, AND OTHER RESOURCES NECESSARY TO OPERATE THE COMPANY'S RESTAURANTS AND BAKERY PRODUCTION FACILITY; THE SUCCESS OF OPERATING INITIATIVES, INCLUDING BRAND EXTENSIONS AND NEW CONCEPTS; DEPTH OF MANAGEMENT; ADVERSE PUBLICITY; THE COMPANY'S DEPENDENCE ON A SINGLE BAKERY PRODUCTION FACILITY; THE COMPANY'S ABILITY TO OBTAIN AND RETAIN LARGE-ACCOUNT CUSTOMERS FOR ITS BAKERY OPERATIONS; CHANGES IN TIMING AND/OR SCOPE OF THE PURCHASING PLANS OF LARGE-ACCOUNT BAKERY CUSTOMERS WHICH CAUSE FLUCTUATIONS IN BAKERY SALES AND OPERATING RESULTS; THE RATE OF GROWTH OF GENERAL AND ADMINISTRATIVE EXPENSES ASSOCIATED WITH BUILDING A STRENGTHENED CORPORATE INFRASTRUCTURE TO SUPPORT THE COMPANY'S EXPANDED RESTAURANT AND BAKERY OPERATIONS; THE AVAILABILITY, AMOUNT, TYPE, AND COST OF CAPITAL FOR THE COMPANY AND THE DEPLOYMENT OF SUCH CAPITAL; CHANGES IN, OR ANY FAILURE TO COMPLY WITH, GOVERNMENTAL REGULATIONS; THE REVALUATION OF ANY OF THE COMPANY'S ASSETS; THE AMOUNT OF, AND ANY CHANGES TO, TAX RATES; AND OTHER FACTORS REFERENCED IN THIS FORM 10-K AND THE COMPANY'S PROSPECTUS DATED NOVEMBER 17, 1997.

ITEM 1: BUSINESS

GENERAL

    The Company operates 23 upscale, high volume, casual dining restaurants under The Cheesecake Factory-Registered Trademark- name in California, Colorado, Florida, Georgia, Illinois, Maryland, Massachusetts, Missouri, Nevada, New York, Texas and Washington, D.C. The Company's restaurants offer over 200 menu items including appetizers, pizza, seafood, steaks, chicken, burgers, pasta, specialty items, salads, sandwiches, omelets and signature desserts including approximately 40 varieties of cheesecake. In contrast to many chain restaurant operations, substantially all menu items (except desserts manufactured by the Company's bakery production facility) are prepared on the restaurant premises using high quality, fresh ingredients based on innovative and proprietary recipes. The Company believes its restaurants are recognized by consumers for offering exceptional value with generous food portions at moderate price points. The Company's restaurants possess a distinctive, contemporary design and decor which creates a high-energy ambiance in a casual setting. Restaurants range in size from 5,400 to 17,300 square feet, provide full liquor service and are generally open seven days a week for lunch and dinner, as well as for Sunday brunch. Restaurant sales represented 90.8%, 87.2% and 85.2% of the Company's total revenues for fiscal 1997, 1996 and 1995, respectively.

    The Company believes its ability to select suitable locations and operate successful restaurants, coupled with the continuing popularity of its restaurant concept with consumers, is reflected in its average sales per restaurant which management believes are among the highest of any publicly-held restaurant company. Average sales per restaurant open for the full year were approximately $9.8 million, $9.3 million and $8.6 million for fiscal 1997, 1996 and 1995, respectively. Since each of the Company's restaurants has a customized layout and differs in size (measured in square feet), management believes the most effective method to analyze the fundamental unit economics of the concept is by square foot. Average sales per productive square foot was approximately $881 for restaurants open during the entire period of fiscal 1997.

    The Company intends to continue to develop full-service casual dining restaurants in high profile locations within densely populated areas. During fiscal 1997, the Company opened six restaurants. The Company's primary restaurant expansion objective is to increase its total restaurant square footage and operating weeks by 25% to 30% during each of fiscal 1998 and 1999. The Company currently expects to open six to seven additional restaurants during fiscal 1998. As of March 15, 1998, leases have been signed for four potential openings during fiscal 1998.

    In addition to growing its base of restaurants, the Company has also focused on increasing its sales of high quality cheesecakes and baked desserts to other foodservice operators and distributors. The Company's bakery production facility creates, produces and markets approximately 50 varieties of cheesecake and other quality baked desserts for its restaurants and for sale to other foodservice operators and distributors. During fiscal 1994 and 1995, the Company developed and constructed a highly customized 45,000 square foot bakery production facility with approximately four times the estimated productive capacity of its former leased production facility. The Company commenced initial production runs in the new facility in December 1995 and completed the full transition of production activities during fiscal 1996. Bakery sales represented 9.2%, 12.8% and 14.8% of the Company's total revenues for fiscal 1997, 1996 and 1995, respectively.

    The Company's principal business strategy is to develop The Cheesecake Factory-Registered Trademark- as a high quality, national foodservice brand. The Company's competitive positioning is focused on offering consumers broad selections of high quality food and bakery products at exceptional value in distinctive settings with superior customer service. In addition to expanding its full service restaurant concept and bakery operations, the Company plans to selectively pursue other opportunities to leverage the competitive strengths of its operations, which may include new restaurant concepts and new bakery product lines and distribution channels. In order to facilitate its expansion strategy, the Company plans to continue building its field supervision and corporate support infrastructure to focus on the achievement of optimal leverage and efficiencies in all of its operations.

    The Company was incorporated as a Delaware corporation in February 1992 to succeed to the restaurant and bakery business of its predecessors operating under The Cheesecake Factory-Registered Trademark- name. The Company's principal executive offices are located at 26950 Agoura Road, Calabasas Hills, California 91301, and its telephone number is (818) 871-3000.

COMPETITIVE POSITIONING

    The key elements of the Company's competitive positioning are as follows:

    EXTENSIVE, CREATIVE AND CONTEMPORARY MENU AND BAKERY PRODUCT OFFERINGS. The Company's restaurants offer over 200 items, including appetizers, pizza, seafood, steaks, chicken, burgers, pasta, specialty items, salads, sandwiches, and omelets. The menu is updated twice each year to respond to changing consumer dining preferences and trends. The Company's bakery production facility produces over 50 varieties of quality cheesecake and other baked desserts, of which approximately 40 varieties are offered at any one time in the Company's restaurants.

    HIGH QUALITY PRODUCTS. Substantially all menu items (except the desserts manufactured at the Company's bakery production facility) are prepared on the restaurant premises using high quality, fresh ingredients based on innovative and proprietary recipes. The Company uses high quality dairy and other raw ingredients in its bakery products.

    EXCEPTIONAL VALUE. The Company believes its restaurants are recognized by consumers for offering exceptional value with generous food portions at moderate price points. The average check per customer, including beverages and desserts, was approximately $14.18 for fiscal 1997.

    SUPERIOR CUSTOMER SERVICE. The Company's goal is to consistently meet or exceed the expectations of every restaurant guest in all facets of the dining experience. Management believes that its restaurant-level employee recruitment, selection, training, and incentive programs allow the Company to attract and retain qualified employees who are motivated to provide consistent excellence in customer service.

    FLEXIBLE MENU OFFERINGS AND OPERATIONAL EXECUTION. The Company's restaurants have been strategically designed with sufficient capacity, equipment and operating systems to allow for the successful preparation and delivery of an extensive, contemporary and flexible menu which requires multiple food preparation and cooking methods executed simultaneously.

    DISTINCTIVE RESTAURANT DESIGN AND DECOR. The Company's restaurants possess a distinctive contemporary design and decor which creates a high-energy ambiance in a casual setting. Whenever possible, outdoor patio seating is also incorporated in the design of the restaurants, thus allowing for additional restaurant capacity (weather permitting) at a relatively low investment and occupancy cost per seat.

    HIGH PROFILE RESTAURANT LOCATIONS AND FLEXIBLE SITE LAYOUTS. The Company locates its restaurants in high profile locations within densely populated areas with a balanced mix of residences, businesses and entertainment outlets. In contrast to many "theme" restaurant operations which rely heavily on tourist traffic, the Company's restaurants principally rely on the visit frequency and loyalty of consumers who work, reside or shop near each of its restaurants. The design of the Company's restaurants is flexible to accommodate a wide variety of site layouts, including multi-level locations.

    COMMITMENT TO SELECTING, TRAINING, REWARDING, AND RETAINING QUALITY EMPLOYEES. The Company believes its employee recruitment and selection criteria are among the most rigorous in the restaurant industry. By providing extensive training and innovative compensation opportunities, the Company believes its employees develop a sense of personal commitment to the Company's culture which emphasizes customer satisfaction. Management believes these programs have resulted in employee turnover rates which are generally lower than average for the restaurant industry.

RESTAURANT CONCEPT AND MENU

    The Company strives to provide excellent value and an enjoyable and distinctive dining experience by offering an extensive, original and evolving menu in an upscale casual setting with efficient, attentive and friendly service. As a result, the Company's restaurants appeal to a diverse customer base. The concept's broad menu enables it to compete for substantially all dining preferences and occasions, including the mid-afternoon and late-night dayparts which are traditionally weaker dayparts for most chain restaurant operations. The Company's restaurants are not open for breakfast, but do offer Sunday brunch. All of the Company's restaurants are open seven days a week. All items on the menu, including approximately 40 varieties of cheesecake and other quality baked desserts, may be purchased for take-out. Management estimates that items purchased for takeout represent approximately 10% of total restaurant sales.

    The Company's menu consists of approximately 17 pages and features over 200 items including appetizers, pizza, seafood, steaks, chicken, burgers, specialty items, pastas, salads, sandwiches and omelets. Menu offerings include Tex-Mex Eggrolls, Roadside Sliders, Crusted Chicken Romano, Dynamite Shrimp, Cajun Jambalaya Pasta, Santa Fe Salad, Orange Chicken and Caribbean Steak. Menu items are prepared daily with high quality, fresh ingredients using innovative and proprietary recipes. The Company considers the extensive selection of items on its menu to be an important factor in the differentiation of its restaurants from its competitors. Menu entrees range in price from approximately $5.95 to $17.95, appetizers range in price from $4.25 to $7.95, and desserts range from $4.75 to $6.95. The average check per customer at the Company's restaurants, including beverages and desserts, during fiscal 1997 was approximately $14.18.

    One of the Company's competitive strengths is its ability to both anticipate consumer dining and taste preferences and quickly adapt its menu to incorporate the latest trends in food consumption. The Company develops new menu items to keep pace with changing consumer tastes and preferences and regularly updates its ingredients and cooking methods to improve the quality and consistency of its food offerings. Every six months, the Company reviews the appeal and pricing of all of its menu items and often updates or replaces 10 to 20 of the items. All new menu items are tested and selected based on uniqueness, sales popularity, ease of preparation and profitability.

    The ability of the Company to create, promote and attractively display its unique line of baked desserts is also important to the Company's image and success. The Company believes that its brand identity and reputation for offering high quality desserts results in a higher percentage of dessert sales relative to that of most chain restaurant operators. Dessert sales represented approximately 15% of total restaurant sales during fiscal 1997.

    Alcoholic beverages are served at the table with meals, and each restaurant maintains a full-service bar where appetizers or the full menu may also be purchased. The sale of alcoholic beverages represented less than 14% of total restaurant sales for fiscal 1997. Management estimates that sales of alcoholic beverages purchased with meals represented approximately 60% of total sales of alcoholic beverages, with the remainder purchased at the full-service bar in each restaurant.

    The Company places significant emphasis on the unique interior design and decor of its restaurants which results in a higher investment cost per square foot of restaurant space than is typical for the industry. However, each of the Company's restaurants has historically generated annual sales per square foot that is also typically higher than other competitors in the industry. The Company believes its stylish design and decor contributes to the distinctive dining experience enjoyed by its customers. Each restaurant features large, open dining areas and a contemporary kitchen design featuring exhibition cooking. Two restaurants offer oyster bars and three restaurants offer banquet facilities. Approximately half of the Company's restaurants offer outdoor patio seating (weather permitting), and three of the Company's restaurants overlook waterfronts which complement the overall dining experience. The table and seating layouts of the Company's restaurants are flexible, permitting tables and seats to be easily rearranged to accommodate large groups or parties, thus permitting more effective utilization of seating capacity. See "Restaurant Sales and Investment Characteristics."

RESTAURANT LOCATIONS AND SITE SELECTION

    The Company currently operates 23 upscale, high volume, casual dining restaurants in 12 states. The following table sets forth information with respect to the Company's existing restaurant locations:

                         EXISTING RESTAURANT LOCATIONS

                                                           APPROXIMATE     APPROXIMATE
                                               OPENING       INTERIOR       INTERIOR
RESTAURANT LOCATION                             YEAR      SQUARE FEET(1)    SEATS(2)
-------------------------------------------  -----------  --------------  -------------
Beverly Hills, CA..........................        1978        5,400              160
Marina del Rey, CA.........................        1983        6,000              195
Redondo Beach, CA..........................        1988       14,000(3)           500
Woodland Hills, CA.........................        1989       10,500              323
Washington, DC.............................        1991       12,500              410
Newport Beach, CA..........................        1993        9,500              252
Brentwood, CA..............................        1993        7,000              200
Atlanta, GA................................        1993       14,000              446

                                                           APPROXIMATE     APPROXIMATE
                                               OPENING       INTERIOR       INTERIOR
RESTAURANT LOCATION                             YEAR      SQUARE FEET(1)    SEATS(2)
-------------------------------------------  -----------  --------------  -------------
North Bethesda, MD.........................        1994        9,900              265
Coconut Grove, FL..........................        1994        6,100              193
Boca Raton, FL.............................        1995       15,800              426
Chicago, IL................................        1995       15,600              430
Houston, TX................................        1995       12,500              336
Boston, MA.................................        1995       10,600              292
Skokie, IL.................................        1996       17,300              439
Baltimore, MD..............................        1996        7,200              258
Kansas City, MO............................        1996       12,800              264
Pasadena, CA...............................        1997        8,000              212
Denver, CO.................................        1997       11,500              280
Westbury, NY...............................        1997       12,700              350
Las Vegas, NV..............................        1997       11,500              375
Cambridge, MA..............................        1997        9,600              275
Miami, FL..................................        1997       10,000              312
                                                             -------            -----
    Total..................................                  250,000            7,193
                                                             -------            -----
                                                             -------            -----

------------------------

(1) Excludes outside patio area, if applicable.

(2) Average seats, including bar and banquet facilities. Excludes outdoor patio seating of approximately 22 at Beverly Hills, 256 at Marina del Rey, 125 at Redondo Beach, 92 at Woodland Hills, 112 at Brentwood, 138 at Atlanta, 80 at Chicago, 40 at Boston, 132 at Baltimore, 125 at Kansas City, 80 at Denver and 40 at Cambridge. Outdoor patio seating is typically available, weather permitting, in the Southern California locations during most of each year and during the spring and summer seasons for the other locations.

(3) Excludes approximately 7,000 square feet of banquet space.

    While the Company's restaurants typically share common interior decor elements, the layouts of the restaurants differ to accommodate different types of buildings and different square footage of available space. Restaurants have been opened both as freestanding structures and as components of existing shopping malls and office complexes and are located in both urban and suburban areas.

    The Company believes that the locations of its restaurants are critical to its long-term success and devotes significant time and resources to analyzing each prospective site. Since the Company's concept can be executed within a wide range of restaurant sizes and site types, management can be highly selective in choosing suitable locations. In general, the Company prefers to open its restaurants at attractive high profile sites within larger metropolitan areas with dense population and above-average household incomes. In addition to carefully analyzing demographic information for each prospective site, management considers other factors such as the site's visibility, traffic patterns and general accessibility; the availability of suitable parking; the proximity of shopping and entertainment activities, office parks and tourist attractions; the degree of competition within the site's trade area; and the availability of restaurant-level employees. In contrast to many "theme" restaurant operations which rely heavily on tourist traffic, the Company's restaurants principally rely on the visit frequency and loyalty of consumers who work, reside or shop in each of its trade areas.

    Management believes the historically favorable sales productivity and popularity of its restaurants provide opportunities to obtain suitable leasing terms, including contributions toward restaurant development and construction costs, from landlords in most instances. Due to the uniquely flexible and customized nature of its restaurant operations and the complex design, construction and preopening processes for each new location, the Company's lease negotiation and restaurant development timeframes vary from location to location and can be subject to unforeseen delays. On average, the entire development process ranges from nine to twelve months in length after lease signing.

    As a result of the highly customized and operationally complex nature of the Company's restaurants, the restaurant preopening process is extensive and costly relative to that of most chain restaurant operations. Preopening costs, which can exceed $1 million per restaurant, include recruiting, training, relocation and related costs for developing management and hourly staff for new restaurants, as well as other costs directly related to the opening of new restaurants. Preopening costs will vary from location to location depending on a number of factors which include, among others, the proximity of other established Company restaurants, the size and layout of each location, and the relative difficulty of the restaurant staffing and training process. A new accounting standard has been approved by the American Institute of Certified Public Accountants which will require a change in the Company's accounting for preopening costs for fiscal years beginning after December 15, 1998 (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Proposed New Accounting Standard").

    The timing and number of new restaurants actually opened by the Company will depend on a number of factors including, among others, the availability of suitable locations and lease arrangements for such locations; the availability of suitable financing to develop the restaurants; the Company's ability to obtain all necessary governmental licenses and permits to operate the restaurants; the Company's ability to successfully manage the development and preopening processes for each restaurant; the availability of suitable restaurant management and hourly employees; and general economic conditions.

EXPANSION STRATEGY

    The Company plans to continue expanding its restaurant operations principally through the opening of additional upscale, casual dining restaurants under The Cheesecake Factory-Registered Trademark- name. While the Company intends to focus primarily on this expansion opportunity, the Company also plans to take advantage of opportunities to leverage both its brand and its operational strengths in other venues. The following table sets forth information with respect to future locations under development for which leases have been signed:

                     FUTURE RESTAURANTS WITH SIGNED LEASES

                                                                         APPROXIMATE
                                                                          INTERIOR
LOCATION                                  EXPECTED OPENING DATE          SQUARE FEET
----------------------------------  ----------------------------------  -------------
Orlando, FL (DisneyQuest).........  Second Quarter 1998                       8,900
Aventura, FL......................  Second Quarter 1998                      10,400
Irvine, CA........................  Third Quarter 1998                        7,000
Dallas, TX........................  Third Quarter 1998                       10,000

    The Company is currently negotiating additional leases for potential future locations. From time to time, management will evaluate opportunities to acquire and convert other restaurant operations to The Cheesecake
Factory-Registered Trademark- concept. However, the Company currently has no understandings, binding commitments (other than four signed leases) or agreements to acquire or convert any other restaurant operations to its concept.

    The Company developed a bakery cafe concept during fiscal 1997 to extend The Cheesecake Factory-Registered Trademark-brand and provide an additional source of sales and operating leverage for the bakery production facility. Four bakery cafe outlets have been opened as of March 15, 1998 which range in size from 250 to 1,640 square feet and which feature many of the Company's unique desserts and a limited selection of beverages, sandwiches and salads in a self-service format. The first bakery cafe opened in July 1997 in the Ontario Mills outlet mall complex near Los Angeles and is operated by Host Marriott Services Corporation ("Host

Marriott") under a licensing agreement with the Company. During August 1997, the Company opened three additional bakery cafe kiosk-type outlets in the new terminal of the Washington National Airport. These three outlets are operated by the Company under a subcontract with Host Marriott, which manages the foodservice and retail concessions for that airport. The Company is evaluating additional sites for one additional bakery cafe for a planned opening in the Los Angeles market during fiscal 1998. If successful, the bakery cafe concept could be more rapidly expanded than the Company's full-service restaurants.

    In October 1997, the Company entered into an agreement with a subsidiary of The Walt Disney Company to be the exclusive foodservice operator for Disney's new DisneyQuest concept. DisneyQuest will feature innovative, interactive technologies together with Disney characters to create a unique entertainment adventure for families and guests of all ages. The worldwide launch of DisneyQuest is planned for the summer of 1998 in Orlando, Florida at the Walt Disney World Resort. A second location is planned for Chicago, Illinois in the summer of 1999. Approximately 8,900 square feet of the 100,000 square foot DisneyQuest-Orlando facility will be devoted to foodservice, which will feature a limited selection of The Cheesecake Factory's quality menu items and desserts in a self-service, "express" format at moderate price points. The Company currently expects to incur a gross capital expenditure per square foot similar to that of its full-service restaurants in order to furnish and equip the foodservice portion of each DisneyQuest. In addition to the DisneyQuest opportunity, the Company signed a letter of intent in June 1997 to develop and operate a 20,000 square foot casual dining concept in the Venetian casino and resort complex scheduled to open in Las Vegas in 1999. The Company's restaurant concept for this site, to be called The Grand Lux Cafe, is currently expected to require a gross capital expenditure per square foot similar to that of The Cheesecake Factory-Registered Trademark- restaurant concept.

RESTAURANT SALES AND INVESTMENT CHARACTERISTICS

    Since each of the Company's restaurants has a customized layout and differs in size (measured in square feet), management believes the most effective method to analyze the fundamental unit economics of the concept is by square foot. Average sales per productive square foot for restaurants open during the entire period of fiscal 1997 was approximately $881. The Company currently leases the land and building shell for each of its restaurants, but is usually required to expend cash for leasehold improvements and furnishings, fixtures and equipment which is targeted, on average, from $375 to $425 per square foot in total (excluding preopening costs). The Company often seeks to obtain construction contributions from its landlords which, if obtained, usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by the Company or a combination thereof. While the Company has been generally successful in obtaining landlord construction contributions in the past, there can be no assurance that such contributions will be available in similar amounts, if at all, for every potential location the Company seeks to develop into a new restaurant. On average, the Company targets a minimum 2.5 to 1 ratio of sales to its net cash investment when evaluating potential restaurant locations. If a potential restaurant location is selected for acquisition and development by the Company, the actual performance of the location, when opened, may differ from its originally targeted performance.

RESTAURANT OPERATIONS AND MANAGEMENT

    The Company's ability to successfully execute a broad, complex menu and effectively manage high volume restaurants is critical to its overall success. Detailed operating procedures, standards, controls, food line management systems, and cooking methods and processes have been implemented at the restaurants to accommodate the Company's extensive menu and high unit sales volumes. However, the successful day-to-day operation of the Company's restaurant operations remains critically dependent on the quality, ability, dedication and enthusiasm of the general manager, executive kitchen manager and all other management and hourly employees at each restaurant.

    Excluding the Company's Las Vegas restaurant which is open 365 days a year, the Company's restaurants are open every day of the year except Thanksgiving and Christmas. Hours of operation are generally from 11:00 a.m. to 11:00 p.m., except for Sunday when the restaurants open at 10:00 a.m. for brunch. Additionally, most restaurants remain open past midnight on weekends. Outdoor patio seating is available (weather permitting) at approximately half of the Company's restaurants.

    Management believes the relatively high average sales volume and popularity of its restaurants with consumers allow the Company to attract and retain higher quality, experienced restaurant-level management and other operational personnel. Management also believes the Company's restaurants have experienced a lower level of employee turnover than the restaurant industry in general. Each restaurant is typically staffed with one general manager, one executive kitchen manager and from four to ten additional management personnel, depending on the sales volume of each restaurant. On average, general managers possess at least two years of experience with the Company and typically have several years of experience with other foodservice operators. All restaurant management personnel complete an extensive training program during which they receive both classroom and on-the-job instruction in food quality and preparation, customer service, alcoholic beverage service, liquor liability avoidance, financial management and cost controls, and human relations. Restaurant managers are also provided with detailed operations manuals covering food and beverage standards and the proper operation of the Company's restaurants. Management is committed to operational excellence in every component of its restaurant operations, including guest service and satisfaction. In addition to receiving feedback directly from its customers, the Company also uses a "mystery shopper" quality control program to independently monitor guest satisfaction.

    Efficient, attentive and friendly guest service is integral to the Company's overall concept and brand identity. Each restaurant is staffed, on average, with approximately 200 hourly employees. The Company requires each hourly employee to participate in a formal training program for their respective position in the restaurant. For example, new servers at each restaurant participate in approximately three weeks of training during which the server works under the supervision of restaurant management. Management strives to instill enthusiasm and dedication in its employees and regularly solicits suggestions concerning restaurant operations and all aspects of its business.

    The future success of the Company will continue to be highly dependent upon its ability to attract, develop and retain qualified employees who are capable of successfully managing high volume restaurants and consistently executing the concept's extensive and complex menu. The availability of qualified restaurant management employees continues to be a significant industry-wide issue facing chain restaurant operators. To enable it to more effectively compete for and retain the highest quality restaurant management personnel available, the Company adopted in fiscal 1997 an innovative and comprehensive compensation program for its restaurant general managers and executive kitchen managers. Each participant in the program receives a competitive base salary and has the opportunity to earn an annual cash bonus based on the performance of his or her restaurant. Participating restaurant general managers also are eligible to utilize a company-leased vehicle, for which all nonbusiness use thereof is valued and added to the participants' taxable income pursuant to income tax regulations. A longer-term capital accumulation opportunity, based in part on the Company's common stock, is also available to participating restaurant general managers and executive kitchen managers which is dependent upon the participants' extended service to the Company in their respective positions (at least five years) and their achievement of certain agreed-upon performance objectives during that period.

    Each restaurant general manager reports to an area director of operations, who typically supervises the operations of three to seven restaurants, depending upon geographical and management experience considerations. In turn, each area director of operations currently reports to a vice president of operations. The restaurant field supervision organization also includes area kitchen operations and performance development (training and new restaurant opening) personnel. As the Company opens new restaurants, its field supervision organization will also expand appropriately.

    The Company maintains financial and accounting controls in its restaurants through the use of a point-of-sale (POS) cash register and personal computer system in each location. The POS and personal computer system provides daily and weekly information with respect to sales, cash receipts, inventory, food and beverage costs, labor costs and other controllable operating expenses for restaurant management. Each restaurant also has an onsite accountant who assists in the accumulation and processing of accounting data and other administrative information. During fiscal 1997, the Company strengthened its internal information systems staff and commenced a comprehensive review of the information systems in its restaurants with the objective of improving their overall timeliness, effectiveness and ability to more automatically interface into the Company's central accounting and administrative systems. Key enhancements to the restaurant-level information system are planned for implementation during fiscal 1998 and 1999.

BAKERY OPERATIONS

    The Company originated in 1972 as a producer and retail and wholesale distributor of high quality cheesecakes and other baked desserts. The creation, production and marketing of quality cheesecakes and other baked desserts remain a cornerstone of the Company's brand identity and growth plans. At its bakery production facility, the Company produces approximately 50 varieties of cheesecake and other baked desserts based on the Company's proprietary recipes. Some of the Company's popular cheesecakes include the Original Cheesecake, White Chocolate Raspberry Truffle-Registered Trademark-, Chocolate Peanut Butter Cookie-Dough, Kahlua Almond Fudge, Dutch Apple Caramel Streusel, Fresh Strawberry and Triple Chocolate Brownie Truffle. Other popular baked desserts include chocolate fudge cake, carrot cake, blackout cake and apple dumplings.

    The Company markets its cheesecakes and other baked desserts on a wholesale basis to grocery and retail outlets, other restaurant operators, and foodservice distributors. Approximately 70% to 75% of the bakery's production is currently devoted to third-party foodservice wholesalers and retailers. The remaining 25% to 30% of production is devoted to supplying the Company's restaurants. Cheesecakes and other items produced for third party accounts are marketed under The Cheesecake Factory-Registered Trademark- name as well as private labels. Current large-account customers include warehouse club operators, institutional foodservice marketers and distributors, supermarkets, and other restaurant and foodservice operators. The Company's bakery products are delivered daily to customers in the Southern California area by the bakery's delivery vehicles, and are shipped frozen throughout the United States by common carrier. Mail order sales are shipped by overnight air freight. The Company also ships frozen bakery products internationally.

    As a result of the Company's anticipated growth rate and the ultimate capacity constraint of its former bakery production facility, the Company began work in 1994 to design and develop a new, highly customized and automated bakery production facility with sufficient capacity to accommodate the Company's medium-term growth requirements. During 1995, the Company substantially completed the construction of a new 60,000 square foot bakery production facility and corporate center in Calabasas Hills, California, of which approximately 45,000 square feet is devoted to bakery production. During the first three quarters of fiscal 1996, the Company gradually transitioned its production operations from the former production facility to the new production facility. The new facility was fully commissioned from an engineering and operational perspective in October 1996. The total capitalized cost to develop and construct the new facility, including the portion of the facility devoted to the Company's corporate center, was approximately $18.6 million. The Company currently owns the land, building and all of the equipment at the new facility. Management estimates that the new facility has approximately four times the productive capacity of the former leased facility. As of March 15, 1998, the Company believes the bakery facility is operating at approximately one-third of its ultimate productive capacity.

ADVERTISING AND PROMOTION

    The Company competes in the upscale, casual dining segment of the restaurant industry. This segment is generally positioned between easily-replicated casual dining operations and highly customized, expensive "fine dining" operations. Management believes the Company's commitment to providing consistent, exceptional value to consumers in an upscale casual dining environment continues to be the most effective approach to attracting and retaining customers. Accordingly, the Company has historically focused its resources on consistently meeting and exceeding customer expectations and has relied primarily on high profile locations and "word of mouth" advertising to attract new customers.

    Management believes that its commitment to delivering exceptional value to its customers has enabled newer restaurants to benefit from the name recognition and reputation for quality developed by existing restaurants. From time to time, the Company participates in local promotional activities of a community service nature in each of its restaurant trade areas. With respect to its bakery operations, the Company currently maintains a full-time staff of four salespeople and two product development professionals. Additionally, outside foodservice brokers are utilized from time to time for certain product distribution channels. During fiscal 1997, the Company's expenditures for advertising were less than 1% of total revenues.

PURCHASING AND DISTRIBUTION

    The Company strives to obtain quality menu ingredients, raw materials and other supplies and services for its operations from reliable sources at competitive prices. Management continually researches and evaluates various ingredients and products in an effort to maintain high quality and to be responsive to changing consumer tastes. Other than for cheesecakes and other baked products, the Company's restaurants do not utilize a central food commissary. Substantially all menu items are prepared from scratch using fresh ingredients. In order to maximize purchasing efficiencies and to provide for the freshest ingredients for its menu items while obtaining the lowest possible prices for the required quality and consistency, each restaurant's management determines the quantities of food and supplies required and orders the items from local and regional suppliers on terms negotiated by each restaurant's management or by the Company's centralized purchasing staff. Management believes that all essential food and beverage products are available from several qualified suppliers in all cities in which its restaurants and bakery operations are located. Most food and supply items are delivered daily to the Company's restaurants by independent foodservice distributors.

COMPETITION

    The restaurant industry is highly competitive. There are a substantial number of restaurant operations that compete directly and indirectly with the Company, many of which have significantly greater financial resources, higher revenues and greater economies of scale than those of the Company. The restaurant business is often affected by changes in consumer tastes and discretionary spending patterns, national and regional economic conditions, demographic trends, consumer confidence in the economy, traffic patterns, the cost and availability of raw materials and labor, purchasing power, governmental regulations and local competitive factors. Any change in these factors could adversely affect the Company's restaurant operations. Multi-unit foodservice operations such as those of the Company can also be substantially affected by adverse publicity resulting from food quality, illness, injury, health concerns or operating issues stemming from a single restaurant or, with respect to the Company's bakery operations, a single production run of bakery products. The Company attempts to manage these factors, but the occurrence of any one of these factors could cause the entire Company to be adversely affected. With regard to the Company's bakery operations, competition within the premium dessert market has historically been regionalized and fragmented. However, overall competition within that market remains intense. The Company believes that its restaurants and bakery operations compete favorably with consumers on the critical attributes of quality, variety, taste, service, consistency and overall value.

GOVERNMENT REGULATION

    The Company is subject to various federal, state and local laws affecting its business. Each of the Company's restaurants is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, health and safety and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development of new restaurants in particular areas. However, management believes the Company is in compliance in all material respects with all relevant governmental regulations, and the Company has not experienced abnormal difficulties or delays in obtaining the required licenses or approvals required to open any new restaurant to date.

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

    The Company is subject to "dram-shop" statutes in most of the states in which it has operations, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance, which it believes is consistent with coverage carried by other entities in the restaurant industry. Even though the Company is covered by insurance, a judgment against the Company under a dram-shop statute in excess of the Company's liability coverage could have a material adverse effect on the Company. The Company has not been the subject of a "dram-shop" claim to date.

    Various federal and state labor laws govern the Company's relationship with its employees, including such matters as minimum wage and citizenship requirements, overtime, safety and other working conditions. Significant additional government-imposed increases in minimum wages, paid leaves of absence and mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities could be detrimental to the profitability of the Company's restaurants and bakery operations. Management is not aware of any environmental regulations that have had a material effect on the operations of the Company to date.

EMPLOYEES

    As of March 15, 1998, the Company employed approximately 5,002 persons of which approximately 4,721 employees worked in the Company's restaurants, approximately 193 worked in the Company's bakery operations and approximately 88 employees worked in the Company's corporate center and restaurant field supervision organization. None of the Company's employees are covered by collective bargaining agreements, and the Company has never experienced an organized work stoppage, strike or labor dispute. The Company believes its working conditions and compensation packages are generally comparable with those offered by its competitors and considers relations with its employees to be good.

TRADEMARKS

    The Company has registered The Cheesecake Factory-Registered Trademark-, White Chocolate Raspberry Truffle-Registered Trademark-, White Chocolate Lemon Truffle-Registered Trademark- and Chocolate Raspberry Truffle-Registered Trademark- with the United States Patent and Trademark Office. Twelve additional trademark applications have been filed which relate to the Company's restaurant and bakery operations. The Company regards its trademarks as having substantial value and as being an important factor in the marketing of its restaurants and bakery products. The Company has also made application to register its trademarks in more than 70 foreign countries, although there can be no assurance that its name and marks are registerable in every country for which registration is being sought.

EXECUTIVE OFFICERS

    David Overton, age 51, co-founded the Company's predecessor in 1972 with his parents. He has served as the Company's Chairman of the Board, President and Chief Executive Officer since the Company was incorporated in February 1992.

    Gerald W. Deitchle, age 46, joined the Company as Senior Vice President, Finance and Administration and Chief Financial Officer in July 1995. He was named Executive Vice President and Chief Financial Officer in March 1997. From September 1984 to June 1995, he was employed by Long John Silver's Restaurants, Inc. and its predecessor company.

    Michael A. Nahkunst, age 47, joined the Company as Executive Vice President and Chief Operating Officer in October 1997. From February 1997 to May 1997, he was President and Chief Executive Officer of Total Entertainment Restaurant Corporation. From February 1995 to March 1997, Mr. Nahkunst was a concept consultant for Coulter Enterprises, Inc. From 1977 to May 1994, he was employed by Brinker International, Inc. and its predecessor company, most recently as Senior Vice President, New Concept Development from 1992 to May 1994 and, prior thereto, as Senior Vice President, Operations from 1987 to 1992.

ITEM 2: PROPERTIES

    All of the Company's 23 existing restaurants and bakery cafe outlets are located on leased properties, and the Company has no current plans to own land and buildings for future restaurants. The Company owns substantially all of the fixtures and equipment in all of its restaurants. Existing restaurant leases have primary terms ranging from August 5, 2003 to January 31, 2018 (excluding existing renewal options). The Company does not anticipate any difficulties renewing its existing leases as they expire; however, there can be no assurance that the Company will be able to renew such leases. Leases typically provide for rent based on a percentage of restaurant sales (with a minimum base rental) and payment of certain lease-related expenses. See Note 6 of the Notes to the Company's Consolidated Financial Statements for information regarding aggregate minimum and percentage rentals paid by the Company for recent periods and information regarding the Company's obligation to pay minimum rentals in future years.

    The Company's corporate center and bakery production facility are located in Calabasas Hills, California in a 60,000 square foot facility on a 3.3-acre parcel of land. The Company currently owns this entire facility (land, building, and equipment) in fee simple.

ITEM 3: LEGAL PROCEEDINGS

    From time to time, lawsuits are filed against the Company in the ordinary course of its business. Such lawsuits typically involve claims from customers related to alleged food quality deficiencies, food-borne illnesses, injuries or other operational issues common to the foodservice industry. A number of such claims may exist at any given time. In addition, the Company also encounters complaints and allegations from current and former employees or others from time to time which are believed to be common for businesses similar to that of the Company's. The Company is currently not a party to any litigation that could have a material adverse effect on the Company's results of operations and financial position or its business and is not aware that any such litigation is threatened.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 30, 1997.

                                    PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
       STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq Stock Market-SM- under the symbol "CAKE". The following table sets forth, for the periods indicated, the high and low sales prices as reported on the Nasdaq Stock Market-SM-.

                                                                     HIGH        LOW
                                                                   ---------  ---------
FISCAL 1996
First Quarter....................................................  $   28.25  $   20.25
Second Quarter...................................................      28.75      23.25
Third Quarter....................................................      27.75      20.25
Fourth Quarter...................................................      24.50      17.13

FISCAL 1997
First Quarter....................................................  $   25.13  $   17.75
Second Quarter...................................................      21.63      17.50
Third Quarter....................................................      28.38      20.75
Fourth Quarter...................................................      34.00      24.25

    Since its initial public offering in September 1992, the Company has not declared or paid any cash dividends on its common stock. The Company currently intends to retain all earnings for the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. There were 573 holders of record of the Company's common stock at March 13, 1998, and the Company estimates that there were approximately 8,600 beneficial stockholders at that date.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

    The following table sets forth, for the periods indicated, selected consolidated financial data which has been derived from the audited Consolidated Financial Statements of the Company. The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto, and with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                              FISCAL YEAR
                                                       ----------------------------------------------------------
                                                          1997        1996       1995       1994         1993
                                                       ----------  ----------  ---------  ---------  ------------
                                                            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Revenues:
  Restaurant sales...................................  $  189,475  $  139,715  $  99,839  $  72,974  $  55,692
  Bakery sales.......................................      19,114      20,590     17,326     12,618     11,338
                                                       ----------  ----------  ---------  ---------  ------------
      Total revenues.................................     208,589     160,305    117,165     85,592     67,030
                                                       ----------  ----------  ---------  ---------  ------------
Costs and expenses:
  Cost of food, beverages and supplies...............      54,226      41,888     29,695     22,056     16,395
  Bakery costs.......................................       7,805       8,715      7,028      4,894      4,264
  Operating expenses:
    Labor............................................      67,782      51,251     36,756     26,082     21,714
    Occupancy and other..............................      32,200      23,716     16,445     12,072      9,336
  General and administrative expenses................      19,000      15,234     11,060      7,937      6,204
  Depreciation and amortization expenses.............       6,696       5,350      2,985      2,103      1,631
  Preopening amortization expense....................       6,646       5,394      2,870      1,546        620
                                                       ----------  ----------  ---------  ---------  ------------
      Total costs and expenses.......................     194,355     151,548    106,839     76,690     60,164
                                                       ----------  ----------  ---------  ---------  ------------
Income from operations...............................      14,234       8,757     10,326      8,902      6,866
Interest income net..................................         520         499      1,126      1,729        657
Other income (expense), net..........................         420        (360)       198         91         68
                                                       ----------  ----------  ---------  ---------  ------------
Income before income taxes...........................      15,174       8,896     11,650     10,722      7,591
Income tax provision.................................       5,235       2,984      3,041      3,475      2,841
                                                       ----------  ----------  ---------  ---------  ------------
Net income...........................................  $    9,939  $    5,912  $   8,609  $   7,247  $   4,750
                                                       ----------  ----------  ---------  ---------  ------------
                                                       ----------  ----------  ---------  ---------  ------------
Basic net income per share...........................  $     0.89  $     0.54  $    0.80  $    0.69  $    0.51(1)
Diluted net income per share.........................  $     0.87  $     0.53  $    0.78  $    0.68  $    0.50(1)
Weighted average shares outstanding:
  Basic..............................................      11,228      10,900     10,802     10,526      9,265(1)
  Diluted............................................      11,422      11,079     11,038     10,709      9,468(1)
BALANCE SHEET DATA (AT END OF PERIOD):
Net working capital..................................  $   50,626  $    8,757  $  14,019  $  12,090  $   5,917
Total assets.........................................     179,943     108,155     91,767     73,200     34,698
Total long-term debt (including current portion).....      --           6,000     --         --           --
Stockholders' equity.................................     152,545      83,512     76,206     64,304     28,546

------------------------

(1) Adjusted for a 3-for-2 stock split completed on March 15, 1994.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    As of March 15, 1998, the Company operated 23 upscale, high volume, casual dining restaurants and a bakery production facility. The Company's revenues consist of sales from its restaurant operations and sales from its bakery operations to other foodservice operators and distributors. Certain costs and expenses relate only to restaurant sales (cost of food, beverages, and supplies) or only to bakery sales (bakery costs, which include ingredient, packaging, and supply costs). All other operating costs and expenses relate to both restaurant and bakery sales. Comparable restaurant sales include the sales of restaurants open for the full period of each period being compared.

    At the end of calendar 1992, the Company adopted a 52/53 week fiscal year ending on the Sunday closest to December 31 for financial reporting purposes. Fiscal 1997, 1996 and 1995 each consisted of 52 weeks. Commencing with the start of fiscal 1998, the Company changed its fiscal week and year-end from Sunday to Tuesday to facilitate certain operational efficiencies. In order to effect the transition, fiscal 1997 was extended by two additional days to Tuesday, December 30, 1997. Fiscal 1998 will consist of 52 weeks and will end on Tuesday, December 29, 1998.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the Consolidated Statements of Operations of the Company expressed as percentages of total revenues.

                                                                                 FISCAL YEAR
                                                                       -------------------------------
                                                                         1997       1996       1995
                                                                       ---------  ---------  ---------
Revenues:
  Restaurant sales...................................................       90.8%      87.2%      85.2%
  Bakery sales.......................................................        9.2       12.8       14.8
                                                                       ---------  ---------  ---------
      Total revenues.................................................      100.0      100.0      100.0
Costs and expenses:
  Cost of food, beverages and supplies...............................       26.0       26.1       25.3
  Bakery costs.......................................................        3.8        5.4        6.0
  Operating expenses:
    Labor............................................................       32.5       32.0       31.4
    Occupancy and other..............................................       15.4       14.8       14.1
  General and administrative expenses................................        9.1        9.5        9.4
  Depreciation and amortization expenses.............................        3.2        3.3        2.5
  Preopening amortization expense....................................        3.2        3.4        2.5
                                                                       ---------  ---------  ---------
      Total costs and expenses.......................................       93.2       94.5       91.2
                                                                       ---------  ---------  ---------
Income from operations...............................................        6.8        5.5        8.8
Interest income, net.................................................        0.3        0.3        1.0
Other income (expense), net..........................................        0.2       (0.2)       0.1
                                                                       ---------  ---------  ---------
Income before income taxes...........................................        7.3        5.6        9.9
Income tax provision.................................................        2.5        1.9        2.6
                                                                       ---------  ---------  ---------
Net income...........................................................        4.8%       3.7%       7.3%
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

FISCAL 1997 COMPARED TO FISCAL 1996

    REVENUES

    Total revenues increased 30% to $208.6 million for fiscal 1997 versus $160.3 million for fiscal 1996. Restaurant sales increased to $189.5 million for fiscal 1997 versus $139.7 million for the prior fiscal year, an increase of $49.8 million or 36%. The $49.8 million increase in restaurant sales for fiscal 1997 consists of the following components: the six new restaurants opened during fiscal 1997 accounted for approximately $20.7 million or 42% of the increase; noncomparable sales from restaurants opened during fiscal 1996 accounted for approximately $17.4 million or 35% of the increase; increased sales at the Boca Raton restaurant (which was excluded from the base of comparable restaurants as a result of a 125-seat addition which was completed in December 1996) accounted for $2.3 million or 5% of the increase; comparable restaurant sales accounted for approximately $8.1 million or 16% of the increase; and the extension of fiscal 1997 by two days accounted for approximately $1.3 million or 2% of the increase. The impact of the two additional days for fiscal 1997 has been excluded from all comparable and average sales comparisons included herein. Restaurant operating weeks increased 29% to 1,013 for fiscal 1997 versus 786 for fiscal 1996. Average sales per restaurant operating week increased to $185,700 for fiscal 1997 versus $177,800 for the prior fiscal year. Sales for comparable restaurants, which increased 6.3% for fiscal 1997, benefited from menu price increases of approximately 1.5% each which were taken during December 1996/January 1997 and June/July 1997.

    Bakery sales decreased 7% to $19.1 million for fiscal 1997 versus $20.6 million for fiscal 1996. This decrease was principally attributable to lower sales of promotional products to certain large-account bakery customers compared to sales of such products in the prior fiscal year. In July 1997, the Company commenced a test of selected bakery products with an international entity that operates over 5,000 foodservice and retail outlets. The initial shipment of test products to this potential customer occurred during September 1997. Further product refinements and testing continued during the first quarter of fiscal 1998. If the test proves successful, shipments of products to this customer could have the potential to improve bakery sales volumes during the second half of fiscal 1998. The Company continues to develop and test products for other potential large-account bakery customers. Bakery sales also include sales from Company-operated bakery cafes. Bakery cafe sales are not expected to be material to total bakery sales or total Company revenues in the near future.

    COST OF FOOD, BEVERAGES AND SUPPLIES

    Cost of food, beverages and supplies for the restaurants increased to $54.2 million in fiscal 1997 from $41.9 million in fiscal 1996, an increase of $12.3 million or 29%. This increase was primarily attributable to the 36% increase in restaurant sales in fiscal 1997. As a percentage of restaurant sales, these costs decreased to 28.6% during fiscal 1997 versus 30.0% for fiscal 1996 principally as a result of menu price increases and certain cost reduction programs implemented by the Company.

    The menu at the Company's restaurants is one of the most diversified in the industry and, accordingly, is not overly dependent on a single commodity. For new restaurants, the cost of food, beverages and supplies will typically be higher than normal during the first 90-120 days of operations until each restaurant's staff become more accustomed to optimally managing and servicing the high sales volumes typically experienced by the Company's restaurants.

    BAKERY COSTS

    Bakery costs, which include ingredient, packaging and supply costs, were $7.8 million for fiscal 1997 versus $8.7 million for the same period of the prior year. The decrease of $0.9 million or 10% was primarily due to the 7% decrease in bakery sales for fiscal 1997, coupled with lower dairy commodity costs. As a percentage of bakery sales, bakery costs for fiscal 1997 decreased to 40.8% versus 42.3% for fiscal 1996. This decrease was primarily due to lower costs for dairy-related commodities (principally cream cheese, whipped cream and butter) coupled with improved production yields in the Company's bakery production facility. The Company's costs for dairy-related commodities increased as much as 25% during 1996 when the overall level of such costs rose across the country. The Company's costs for its dairy-related commodities gradually decreased during fiscal 1997, but in some cases have not yet returned to their pre-1996 levels. There can be no assurance that future costs for these commodities, or any commodities used in the Company's bakery or restaurant operations, will not begin to rise again due to market conditions beyond the Company's control.

    OPERATING EXPENSES--LABOR

    Labor expenses, which includes restaurant-level labor and bakery direct labor costs (including associated fringe benefits), were $67.8 million for fiscal 1997 versus $51.3 million for fiscal 1996, an increase of $16.5 million or 32%. This increase was principally due to the 36% increase in restaurant sales during fiscal 1997. As a percentage of total revenues, labor expenses were 32.5% versus 32.0% for fiscal 1996. The increase in labor as a percentage of total revenues for fiscal 1997 was principally attributable to higher costs for hourly restaurant workers, due in part to increased statutory minimum wages. For new restaurants, the cost of labor will typically be higher than normal during the first 90-120 days of operations until each restaurant's staff become more accustomed to optimally managing and servicing the high sales volumes typically experienced by the Company's restaurants.

    OPERATING EXPENSES--OCCUPANCY AND OTHER

    Occupancy and other expenses increased 36% to $32.2 million for fiscal 1997 versus $23.7 million for fiscal 1996. This increase was principally attributable to the 36% increase in restaurant sales for fiscal 1997. As a percentage of total revenues, occupancy and other expenses were 15.4% for fiscal 1997 versus 14.8% for the prior year. This increase was partially due to the 7% decrease in bakery sales for fiscal 1997, which resulted in less leveraging of the bakery's fixed and semi-fixed operating costs for the period. One of the Company's principal goals for fiscal 1998 is to more effectively leverage the fixed occupancy costs in the bakery production facility with higher sales levels. The Company added additional salespeople and product development professionals to its bakery operations staff during fiscal 1997 in order to strengthen its marketing capabilities for bakery products.

    GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses consist of bakery selling and administrative expenses (including product development and marketing expenses), certain restaurant administrative and financial-related expenses (principally credit card discounts and certain insurance-related expenses), restaurant field supervision expenses (salaries and expenses of regional vice presidents and area directors of operations), and corporate support expenses (salaries and related fringe benefits, travel, and other administrative expenses). General and administrative expenses increased to $19.0 million for fiscal 1997 versus $15.2 million for fiscal 1996, an increase of $3.8 million or 25%. As a percentage of total revenues, general and administrative expenses decreased to 9.1% for fiscal 1997 versus 9.5% for fiscal 1996.

    The Company strengthened its field supervision and corporate support infrastructure during fiscal 1997 to support its planned growth. This strengthening will likely result in a higher level of general and administrative expenses during fiscal 1998. Additionally, the Company plans to aggressively pursue new large-account customers for its bakery operations, which will require continuing investments in product development and marketing programs. One of the Company's principal objectives for fiscal 1998 is to more effectively leverage its operational and corporate support infrastructure with higher sales volumes.

    DEPRECIATION AND AMORTIZATION EXPENSES

    Depreciation and amortization expenses increased to $6.7 million for fiscal 1997 versus $5.4 million for fiscal 1996, an increase of $1.3 million or 24%. This increase was principally due to new restaurant openings. As a percentage of total revenues, depreciation and amortization expenses were 3.2% for fiscal 1997 versus 3.3% for the prior year.

    PREOPENING AMORTIZATION EXPENSE

    Preopening amortization expense was $6.6 million for fiscal 1997 versus $5.4 million for fiscal 1996. As a percentage of total revenues, preopening expense amortization was 3.2% versus 3.4% for the prior year. The increase in preopening expense was principally due to six new restaurants openings during fiscal 1997 versus three openings during fiscal 1996.

    As is currently the practice of many casual dining and upscale, highly-customized restaurant entities, the Company defers its restaurant preopening costs and then amortizes them over the 12-month period immediately following the opening of the respective restaurants. Total restaurant preopening amortization will vary from period to period depending on the timing and number of restaurant openings and the specific preopening cost incurred for each restaurant. A new accounting standard has been approved by the American Institute of Certified Public Accountants which will require a change in the Company's accounting for preopening costs to an expense-as-incurred basis for fiscal years beginning after December 15, 1998 (see "Proposed New Accounting Standard").

    As a result of the highly customized and operationally complex nature of the Company's restaurants, the restaurant preopening process is extensive and costly relative to that of most chain restaurant operations. Preopening costs, which often exceed $1 million per restaurant, include recruiting, training, relocation and related costs for developing management and hourly staff for new restaurants, as well as other costs directly related to the opening of new restaurants. Preopening costs will vary from location to location depending on a number of factors including, among others, the proximity of other established Company restaurants, the size and layout of each location, and the relative difficulty of the restaurant staffing and training process. During fiscal 1996 and 1997, the Company reevaluated its restaurant preopening process with the objective of reducing its timeframe, intensiveness, and overall cost. The Company intends to pursue further refinements to this process during fiscal 1998. However, there can be no assurance that preopening costs will be reduced for future restaurants or that preopening expenses will not continue to have a significant impact on the Company's results of operations.

    OTHER INCOME (EXPENSE)

    Other income (expense) for fiscal 1997 resulted in a net other income of $0.4 million versus a net other expense of $0.4 million for fiscal 1996. The fiscal 1996 amount included a charge of approximately $0.7 million attributable to the liquidation of certain debt securities acquired during fiscal 1994 and the write-off of a related receivable with respect to the Company's investments in marketable securities.

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

    BAKERY COSTS

    Bakery costs increased to $8.7 million for fiscal 1996 from $7.0 million for fiscal 1995, an increase of $1.7 million or 24%. This increase was principally due to the 19% increase in bakery sales for fiscal 1996. As a percentage of bakery sales, bakery costs increased to 42.3% for fiscal 1996 versus 40.6% for fiscal 1995. This increase was primarily attributable to higher costs for dairy-related ingredients (cream cheese, whipped cream and butter) during the last half of fiscal 1996 which reflected the rise in the general level of dairy commodity costs across the country. As a percentage of bakery sales, dairy-related costs were 15.1% for fiscal 1996 versus 13.1% for fiscal 1995.

    OPERATING EXPENSES--LABOR

    Labor expenses were $51.3 million for fiscal 1996 versus $36.8 million for fiscal 1995, an increase of $14.5 million or 39%. As a percentage of total revenues, labor expenses for fiscal 1996 were 32.0% versus 31.4% for fiscal 1995. This increase was principally due to the impact of new restaurant openings, coupled with certain duplicative and inefficient labor expenses associated with the transition to the Company's new bakery production facility.

    OPERATING EXPENSES--OCCUPANCY AND OTHER

    Occupancy and other operating expenses increased 44% to $23.7 million for fiscal 1996 versus $16.4 million for fiscal 1995. This increase was principally attributable to the 37% increase in total revenues for fiscal 1996 and higher costs associated with the Company's transition to its new bakery production facility. As a percentage of total revenues, occupancy and other operating expenses were 14.8% for fiscal 1996 versus 14.1% for fiscal 1995.

    The Company incurred certain duplicative and inefficient operating costs in connection with the transition to its new bakery production facility during the first three quarters of fiscal 1996. Additionally, management estimates that occupancy-related costs for its bakery operations, excluding depreciation and amortization, increased by approximately $700,000 during fiscal 1996 as a result of the estimated four-fold increase in production capacity offered by the new facility.

    GENERAL AND ADMINISTRATIVE EXPENSES

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

    DEPRECIATION AND AMORTIZATION EXPENSES

    Depreciation and amortization expenses increased to $5.4 million for fiscal 1996 from $3.0 million for fiscal 1995, an increase of $2.4 million or 79%. As a percentage of total revenues, depreciation and amortization expenses were 3.3% for fiscal 1996 versus 2.5% for fiscal 1995. The increase of $2.4 million for fiscal 1996 consisted of the following components: a $1.1 million increase (to $1.6 million) in bakery depreciation and amortization; a $1.2 million increase (to $3.5 million) in restaurant depreciation; and a $0.1 million increase (to $0.2 million) in corporate support-related depreciation. The increase in bakery depreciation was attributable to the estimated four-fold increase in productive capacity offered by the Company's new, expanded bakery production facility.

    PREOPENING AMORTIZATION EXPENSE

    Preopening amortization expense was $5.4 million for fiscal 1996 versus $2.9 million for fiscal 1995, an increase of $2.5 million or 88%. As a percentage of total revenues, preopening expense amortization was 3.4% for fiscal 1996 versus 2.5% for fiscal 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

    The following table presents, for the periods indicated, a summary of the Company's key liquidity measurements.

                                                                                        FISCAL     FISCAL       FISCAL
                                                                                         1997       1996         1995
                                                                                       ---------  ---------  ------------
                                                                                          (DOLLAR AMOUNTS IN MILLIONS)
Cash and marketable securities on hand, end of year..................................  $    53.6  $    10.6  $    17.0
Net working capital, end of year.....................................................  $    50.6  $     8.8  $    14.0
Current ratio, end of year...........................................................      2.8:1      1.5:1      1.9:1
Long-term debt, end of year..........................................................  $  --      $     6.0  $    --
Cash provided by operations..........................................................  $    11.5  $     9.6  $    12.8
Capital expenditures.................................................................  $    21.7  $    23.3  $    29.5(1)

------------------------

(1) Capital expenditures in fiscal 1995 were funded, in part, from proceeds of sales of marketable securities held-to-maturity.

    During fiscal 1997, the Company's total amount of cash and marketable securities on hand increased by $43.0 million to $53.6 million versus $10.6 million as of the end of fiscal 1996. Similarly, the Company's net working capital position increased by $41.8 million to $50.6 million as of the end of fiscal 1997. These increases principally resulted from the Company's completion of a follow-on public offering of 2.3 million shares of its common stock in November 1997 at a price to the public of $27.00 per share. Of the approximate $58.6 million of net proceeds to the Company from that offering, $14 million was utilized in December 1997 to repay in full all funded debt outstanding under the Company's $25 million revolving credit and term loan facility (the "Credit Facility").

    As of March 15, 1998, there were no borrowings outstanding under the Credit Facility. The terms of the Credit Facility were amended in March 1998 to provide for, among other things, borrowings under the Credit Facility to bear interest at variable rates based, at the Company's option, on either the prime rate of interest, the lending institution's cost of funds rate plus 0.75%, or the applicable LIBOR rate plus 0.75%. The Credit Facility expires on May 30, 2000. On that date, a maximum of $25 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates. The Credit Facility is not collateralized and requires the Company to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of its operations, with which the Company is currently in compliance.

    During fiscal 1997, the Company's total capital expenditures were $21.7 million, most of which were related to its restaurant operations. For fiscal 1998, the Company currently estimates its total capital expenditure requirement should range between $28 - $30 million, excluding approximately $7 - $8 million of noncapitalizable restaurant preopening costs and net of anticipated landlord construction contributions. This estimate contemplates seven new restaurants to be opened during fiscal 1998 and provides for an anticipated increase in construction-in-progress disbursements for anticipated fiscal 1999 openings. The Company has historically leased the land and building shells for its restaurant locations and has expended cash for leasehold improvements and furnishings, fixtures and equipment for the locations.

    As of March 15, 1998, the Company has four signed leases for potential new restaurant locations. The Company's primary expansion objective is to increase its total restaurant productive square footage and operating weeks by 25% to 30% during fiscal 1998 and 1999, which would necessitate the opening of at least seven to eight restaurants (including the "express" concept for DisneyQuest) in each of those years. In addition to growing its full-service restaurant concept, the Company has entered into an agreement to lease and operate foodservice facilities in the first two DisneyQuest entertainment facilities (currently planned for 1998 and 1999 openings) and has signed a letter of intent to lease and operate a 20,000 square foot restaurant in the new Venetian casino and resort in Las Vegas (currently planned for a 1999 opening).

    Based on its current expansion objectives and opportunities, the Company believes its existing cash and short-term investments on hand, coupled with cash provided by operations, available borrowings under its Credit Facility, and landlord construction contributions (when available) should be sufficient to finance its planned capital expenditures and other operating activities through fiscal 1999. The Company anticipates that it may seek additional funds to finance its future growth. However, there can be no assurance that such funds will be available when needed or be available on terms acceptable to the Company.

    On February 26, 1998, the Company announced a three-for-two stock split to be effective close of business on April 1, 1998. The Company also announced an authorization from its Board of Directors to repurchase up to 300,000 shares of its common stock (450,000 shares on a split-adjusted basis) for reissuance upon the exercise of stock options under the Company's current stock option plans. A source of funding for share repurchases will be the proceeds to the Company from the exercise of stock options. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by the Company. As of March 15, 1998, no shares had been repurchased by the Company.

IMPACT OF INFLATION AND CHANGES IN THE COSTS OF KEY OPERATING RESOURCES

    The Company's profitability is dependent, among other things, upon its ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, and other supplies and services. Various factors beyond the Company's control, including adverse weather and general marketplace conditions, may affect the availability and cost of food and other raw materials. The impact of inflation on food, labor and occupancy costs can significantly affect the Company's operations. Many of the Company's restaurant and bakery employees are paid hourly rates related to the federal minimum wage which increased in 1988, 1991, 1996 and 1997. Additionally, a general shortage in the availability of qualified restaurant management and hourly workers in certain geographical areas in which the Company operates has caused related increases in the costs of recruiting and compensating such employees. Certain operating costs, such as utilities, taxes, insurance and outside services continue to increase with the general level of inflation. With respect to the Company's bakery operations, changes in the general level of costs for dairy-related commodities can impact the results of those operations. Dairy-related commodity costs (principally cream cheese, whipped cream and butter) represented 15.5%, 15.1% and 13.1% of bakery sales for fiscal 1997, 1996 and 1995, respectively.

    While management has been able to react to inflation and other changes in the costs of key operating resources by increasing prices for its menu items and bakery products, coupled with more efficient purchasing practices and economies of scale, there can be no assurance that it will be able to continue to do so in the future. Substantially all of the leases for the Company's restaurants provide for additional rent obligations based on a percentage of sales. As a result, rent expense will absorb a proportionate share of any menu price increases in the restaurants. There can be no assurance that the Company will continue to generate increases in comparable restaurant sales and bakery sales in amounts sufficient to offset inflationary or other cost pressures.

SEASONALITY AND QUARTERLY RESULTS

    The Company's business is subject to seasonal fluctuations. Historically, the Company's highest earnings have occurred in the second and third quarters of the fiscal year, as the Company's sales in its existing restaurants have typically been higher during the second and third quarters of the fiscal year. The Company's bakery operations are seasonal to the extent that the fourth quarter's sales are typically higher due to holiday business. Additionally, bakery sales comparisons may significantly vary from quarter to quarter due to the timing and scope of large orders of seasonal or promotional bakery products from large-account bakery customers. As a result of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results have been, and in the future are likely to be, significantly impacted by the timing of new restaurant openings and their respective preopening expenses.

YEAR 2000 ISSUE

    The Year 2000 issue results from certain computer systems and software applications that use only two digits (rather than four) to define the applicable year. As a result, such systems and applications may recognize a date of "00" as the year 1900 instead of the intended year 2000, which could result in data miscalculations and software failures. The Company has conducted an initial assessment of its key computer systems and software applications and believes they are Year 2000 compliant. The Company plans to communicate with all key suppliers, financial institutions and bakery customers during fiscal 1998 to identify and coordinate the resolution of any Year 2000 issues that might arise from those constituencies. Based on its initial assessment, the Company believes the cost of addressing the Year 2000 issue should not have a material impact on the Company's financial position or results of operations.

PROPOSED NEW ACCOUNTING STANDARD

    As is currently the practice of many casual dining and upscale, highly-customized restaurant entities, the Company defers its restaurant preopening costs and amortizes them over the twelve-month period following the opening of each respective restaurant. In April 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a draft Statement of Position (SOP) entitled "Reporting on the Costs of Start-Up Activities." The proposed SOP would require entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. In March 1998, the Financial Accounting Standards Board approved the SOP for final issuance, subject to certain changes. The Company believes the final SOP will be issued during the second quarter of fiscal 1998 and will be effective for fiscal years beginning after December 15, 1998. Restatement of previously issued financial statements is not permitted by the draft SOP, and entities are not permitted to report the pro forma effects of the retroactive application of the new accounting standard.

    The Company's adoption of the new accounting standard proposed by the SOP will involve the recognition of the cumulative effect of the change in accounting principle required by the SOP as a one-time charge against earnings, net of any related income tax effect, retroactive to the beginning of the fiscal year of adoption. Total deferred preopening costs were $9.7 million at December 30, 1997. Upon the issuance of a final SOP, the Company will analyze its impact and evaluate options with respect to the timing of adoption.

    As has been the case with the Company's current deferred method for accounting for preopening costs, preopening expense comparisons under the proposed expense-as-incurred standard will continue to vary from period to period, depending on the number and timing of restaurant openings and the specific preopening expenses incurred for each restaurant during each period being compared. Based on the Company's current expansion plans, the Company believes total preopening expenses for fiscal 1998 and 1999 under either accounting method should likely exceed the respective amount for each immediate prior year. However, the proposed expense-as-incurred standard will, by definition, cause an acceleration in the timing of recognition of preopening expenses. The impact of this accelerated recognition on the Company's results of operations for any given period could be significant, depending on the number of restaurants opened during that period. During fiscal 1996 and 1997, the Company reevaluated its restaurant preopening process with the objective of reducing its timeframe, intensiveness and overall cost. The Company intends to pursue further refinements to this process during fiscal 1998. However, there can be no assurance that preopening costs will be reduced for future restaurants or that preopening expenses will not continue to have a significant impact on the Company's results of operations.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Financial Statements required to be filed hereunder are set forth on pages 25 through 41 of this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEMS 10, 11, 12, AND 13:

    The information required by Items 10, 11, 12, and 13 is hereby incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 19, 1998 which relates to the election of directors and which will be filed with the Commission within 120 days after the close of the Company's fiscal year.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K

    The following documents are filed as a part of this Report:

    (a) The Financial Statements required to be filed hereunder are listed in the Index to Financial Statements on page 25 of this report.

    (b) The Exhibits required to be filed hereunder are listed in the exhibit index included herein at page 42.

    (c) The Registrant did not file any reports on Form 8-K during the last quarter of its fiscal year ended December 30, 1997.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                 NO.
                                                                                                                -----
Report of Independent Accountants..........................................................................          26

Consolidated Balance Sheets as of December 30, 1997 and December 29, 1996..................................          27

Consolidated Statements of Operations for Fiscal Years 1997, 1996 and 1995.................................          28

Consolidated Statements of Equity for Fiscal Years 1997, 1996 and 1995.....................................          29

Consolidated Statements of Cash Flows for Fiscal Years 1997, 1996 and 1995.................................          30

Notes to Consolidated Financial Statements.................................................................          31

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of The Cheesecake Factory Incorporated:

    We have audited the accompanying consolidated balance sheets of The Cheesecake Factory Incorporated and Subsidiaries as of December 30, 1997 and December 29, 1996 and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Cheesecake Factory Incorporated and Subsidiaries as of December 30, 1997 and December 29, 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 30, 1997 in conformity with generally accepted accounting principles.

                                             COOPERS & LYBRAND L.L.P.

Los Angeles, California
February 25, 1998

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       DECEMBER 30,  DECEMBER 29,
                                                                                           1997          1996
                                                                                       ------------  ------------
                                                     ASSETS

Current assets:
  Cash and cash equivalents..........................................................   $   43,543    $    8,536
  Investments and marketable securities..............................................        8,508         1,770
  Accounts receivable................................................................        2,164         2,383
  Other receivables..................................................................        8,087         2,498
  Inventories........................................................................        5,069         4,206
  Prepaid expenses...................................................................          963         1,778
  Preopening costs...................................................................        9,690         6,229
                                                                                       ------------  ------------
    Total current assets.............................................................       78,024        27,400
                                                                                       ------------  ------------
Property and equipment, net..........................................................       88,064        73,037
                                                                                       ------------  ------------
Other assets:
  Marketable securities..............................................................        1,500           296
  Other receivables..................................................................        6,875         4,805
  Trademarks.........................................................................        1,256           259
  Deferred income taxes..............................................................        2,329           788
  Other..............................................................................        1,895         1,570
                                                                                       ------------  ------------
    Total other assets...............................................................       13,855         7,718
                                                                                       ------------  ------------
      Total assets...................................................................   $  179,943    $  108,155
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...................................................................   $   12,071    $    8,909
  Income taxes payable...............................................................          667           835
  Other accrued expenses.............................................................        8,251         6,562
  Deferred income taxes..............................................................        6,409         2,337
                                                                                       ------------  ------------
    Total current liabilities........................................................       27,398        18,643
                                                                                       ------------  ------------
Long-term debt.......................................................................       --             6,000
Commitments (Note 6)
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued and
    outstanding......................................................................       --            --
  Common stock, $.01 par value, 30,000,000 shares authorized; 13,262,208 and
    10,939,608 issued and outstanding for 1997 and 1996, respectively................          133           109
  Additional paid-in capital.........................................................      114,185        55,264
  Retained earnings..................................................................       38,262        28,323
  Marketable securities valuation allowance..........................................          (35)         (184)
                                                                                       ------------  ------------
    Total stockholders' equity.......................................................      152,545        83,512
                                                                                       ------------  ------------
      Total liabilities and stockholders' equity.....................................   $  179,943    $  108,155
                                                                                       ------------  ------------
                                                                                       ------------  ------------

      See the accompanying notes to the consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                                                          FISCAL YEAR
                                                                               ----------------------------------
                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
Revenues:
  Restaurant sales...........................................................  $  189,475  $  139,715  $   99,840
  Bakery sales...............................................................      19,114      20,590      17,325
                                                                               ----------  ----------  ----------
      Total revenues.........................................................     208,589     160,305     117,165
                                                                               ----------  ----------  ----------
Costs and expenses:
  Cost of food, beverages and supplies.......................................      54,226      41,889      29,695
  Bakery costs...............................................................       7,805       8,715       7,027
  Operating expenses:
    Labor....................................................................      67,782      51,251      36,756
    Occupancy and other......................................................      32,200      23,716      16,445
  General and administrative expenses........................................      19,000      15,234      11,061
  Depreciation and amortization expenses.....................................       6,696       5,350       2,985
  Preopening amortization expense............................................       6,646       5,394       2,870
                                                                               ----------  ----------  ----------
      Total costs and expenses...............................................     194,355     151,549     106,839
                                                                               ----------  ----------  ----------
Income from operations.......................................................      14,234       8,756      10,326
Interest income, net.........................................................         520         499       1,127
Other income (expense), net..................................................         420        (360)        197
                                                                               ----------  ----------  ----------
Income before income taxes...................................................      15,174       8,895      11,650
Income tax provision.........................................................       5,235       2,983       3,041
                                                                               ----------  ----------  ----------
Net income...................................................................  $    9,939  $    5,912  $    8,609
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Net income per share:
  Basic......................................................................  $     0.89  $     0.54  $     0.80
  Diluted....................................................................  $     0.87  $     0.53  $     0.78

Weighted average shares outstanding:
  Basic......................................................................      11,228      10,900      10,802
  Diluted....................................................................      11,422      11,079      11,038

      See the accompanying notes to the consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EQUITY
                                 (IN THOUSANDS)

                                                                                              MARKETABLE
                                                                      ADDITIONAL              SECURITIES
                                                           COMMON      PAID-IN    RETAINED     VALUATION
                                                            STOCK      CAPITAL    EARNINGS     ALLOWANCE      TOTAL
                                                         -----------  ----------  ---------  -------------  ----------
Balance, January 1, 1995...............................   $     106   $   51,142  $  13,802    $    (747)   $   64,303

Net income.............................................                               8,609                      8,609
Issuance of common stock pursuant to stock option
  plan.................................................           2        2,970                                 2,972
Marketable securities valuation adjustment.............                                              321           321
                                                              -----   ----------  ---------        -----    ----------
Balance, December 31, 1995.............................         108       54,112     22,411         (426)       76,205

Net income.............................................                               5,912                      5,912
Issuance of common stock pursuant to stock option
  plan.................................................           1        1,152                                 1,153
Marketable securities valuation adjustment.............                                              242           242
                                                              -----   ----------  ---------        -----    ----------
Balance, December 29, 1996.............................         109       55,264     28,323         (184)       83,512

Net income.............................................                               9,939                      9,939
Issuance of common stock pursuant to stock option
  plan.................................................           1          323                                   324
Issuance of common stock pursuant to follow-on public
  offering.............................................          23       58,598                                58,621
Marketable securities valuation adjustment.............                                              149           149
                                                              -----   ----------  ---------        -----    ----------
Balance, December 30, 1997.............................   $     133   $  114,185  $  38,262    $     (35)   $  152,545
                                                              -----   ----------  ---------        -----    ----------
                                                              -----   ----------  ---------        -----    ----------

      See the accompanying notes to the consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           FISCAL YEAR
                                                                                ----------------------------------
                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
Cash flows from operating activities:
  Net income..................................................................  $    9,939  $    5,912  $    8,609
  Adjustments to reconcile net income to cash provided by operating activities:
    Depreciation and amortization.............................................       6,696       5,350       2,985
    Preopening amortization...................................................       6,646       5,394       2,870
    Loss (gain) on asset sale.................................................         122          (9)         (2)
    Loss on available-for-sale securities.....................................          64         254           7
    Loss on held-to-maturity securities.......................................      --          --             102
    Deferred income taxes.....................................................       2,447        (559)        942
    Changes in assets and liabilities:
      Accounts receivable.....................................................         219        (170)       (780)
      Other receivables.......................................................      (7,658)       (878)       (962)
      Inventories.............................................................        (863)     (1,494)     (1,528)
      Prepaid expenses........................................................         119      (1,082)        215
      Preopening costs........................................................      (9,411)     (5,520)     (5,037)
      Trademarks..............................................................      (1,006)        (60)     --
      Other...................................................................        (504)       (655)       (403)
      Accounts payable........................................................       3,162        (404)      5,536
      Income taxes payable....................................................        (168)        760          26
      Other accrued expenses..................................................       1,687       2,724         217
                                                                                ----------  ----------  ----------
        Cash provided by operating activities.................................      11,491       9,563      12,797
                                                                                ----------  ----------  ----------
Cash flows from investing activities:
  Additions to property and equipment.........................................     (21,703)    (23,247)    (29,453)
  Sales of property and equipment.............................................          47           9           4
  Investments in available-for-sale securities................................     (10,605)     --          (1,124)
  Sales of available-for-sale securities......................................       2,833       4,980       5,114
  Sales of held-to-maturity securities........................................      --          --          19,370
                                                                                ----------  ----------  ----------
        Cash used by investing activities.....................................     (29,428)    (18,258)     (6,089)
                                                                                ----------  ----------  ----------
Cash flows from financing activities:
  Net borrowings (repayments) under revolving credit facility.................      (6,000)      6,000      --
  Common stock issued.........................................................          23           1           2
  Proceeds from exercise of employee stock options............................         323       1,152       2,970
  Proceeds from follow-on public offering of common stock.....................      58,598      --          --
                                                                                ----------  ----------  ----------
        Cash provided by financing activities.................................      52,944       7,153       2,972
                                                                                ----------  ----------  ----------
Net change in cash and cash equivalents.......................................      35,007      (1,542)      9,680
Cash and cash equivalents at beginning of period..............................       8,536      10,078         398
                                                                                ----------  ----------  ----------
Cash and cash equivalents at end of period....................................  $   43,543  $    8,536  $   10,078
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

      See the accompanying notes to the consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    BASIS OF PRESENTATION:

    The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and its wholly owned subsidiaries, Cheesecake Corporation of America, Great World Foods, Inc. and The Houston Cheesecake Factory Corporation. All of the Company's restaurants and its bakery production facility are located within the United States. All significant intercompany accounts and transactions for the periods presented have been eliminated in consolidation.

    FISCAL YEAR:

    At the end of calendar 1992, the Company adopted a 52/53 week fiscal year ending on the Sunday closest to December 31 for financial reporting purposes. Fiscal 1997, 1996 and 1995 each consisted of 52 weeks. Commencing with the start of fiscal 1998, the Company changed its fiscal week and year-end from Sunday to Tuesday to facilitate certain operational efficiencies. In order to effect the transition, fiscal 1997 was extended by two additional days to Tuesday, December 30, 1997. Fiscal 1998 will consist of 52 weeks and will end on Tuesday, December 29, 1998.

    CASH AND CASH EQUIVALENTS:

    The Company considers all highly liquid investments with an original maturity of three months or less at date of purchase to be cash equivalents.

    INVESTMENTS AND MARKETABLE SECURITIES:

    The Company records investments and marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 establishes accounting and reporting requirements for investments in equity securities that have readily determinable fair values and for all investments in debt securities. All investment securities must be classified as one of the following: held to maturity, trading or available for sale. Debt securities that the Company expects to hold to maturity are classified as held-to-maturity securities and are reported at their amortized costs. Debt securities that the Company classifies as available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of related tax effect) until realized. Fair value is determined by the most recently traded price of each security at the Company's balance sheet date, plus any accrued interest. Net realized gains or losses are determined on the specific identification cost method. At December 30, 1997, all of the Company's investments and marketable securities were classified in the available-for-sale category.

    ACCOUNTS AND OTHER RECEIVABLES:

    The Company's accounts receivable principally result from credit sales to bakery customers. Other receivables consist of various amounts due from landlords, insurance providers and others in the ordinary course of business.

    CONCENTRATION OF CREDIT RISK:

    Financial instruments which potentially subject the Company to a concentration of credit risk are cash and cash equivalents, investments and marketable securities, and accounts receivable. The Company

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) currently maintains a majority of its day-to-day operating cash balances with two major financial institutions. At times, cash balances may be in excess of FDIC insurance limits. The Company places its temporary excess cash with major financial institutions that, in turn, invest in high quality commercial paper and other corporate obligations, certificates of deposit, government obligations and other investments and marketable securities. The Company's investment policy limits the amount of exposure to any one financial institution or investment. With respect to marketable securities, the net unrealized loss on the Company's investment portfolio as of December 30, 1997 and December 29, 1996 has been reported (net of tax effect) in a valuation allowance within the stockholders' equity section of the Consolidated Balance Sheet. Concentration of credit risk for accounts receivable is considered by the Company to be minimal as a result of the large number of bakery customers, as well as the payment histories and general financial condition of the larger bakery customers.

    INVENTORIES:

    Inventories are stated at the lower of cost (first-in, first-out) or market.

    PREOPENING COSTS:

    Costs related to the opening of new restaurants are currently deferred and then amortized over a 12-Month period commencing with the opening of each respective restaurant. A new accounting standard has been approved by the American Institute of Certified Public Accountants which would require preopening costs to be expensed as incurred for fiscal years beginning after December 15, 1998.

    PROPERTY AND EQUIPMENT:

    Property and equipment are recorded at cost. Improvements are capitalized while repair and maintenance costs are expensed as incurred. Depreciation is provided using the straight-line method over the estimated economic lives of the assets or the primary terms of the respective leases. Depreciation periods are as follows:

Land improvements.......................  25 years
Buildings...............................  30 years
Leasehold improvements..................  Primary term of lease
Restaurant fixtures and equipment.......  10 years
Bakery equipment........................  15 years
Automotive equipment....................  5 years
Computer equipment......................  3 years

    RESEARCH AND DEVELOPMENT COSTS:

    Research and development costs are expensed as incurred.

    INCOME TAXES:

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

    NET INCOME PER SHARE:

    Effective December 15, 1997, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires companies to present basic earnings per share (EPS) and diluted EPS, instead of the primary and fully diluted EPS presentations that were formerly required by Accounting Principles Board Opinion No. 15, "Earnings Per Share." Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For the Company, diluted EPS includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method. EPS amounts for all periods presented reflect the provisions of SFAS No. 128, including amounts presented for prior periods which have been restated to conform to SFAS No. 128.

    RECENT ACCOUNTING PRONOUNCEMENTS:

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a separate full set of general-purpose financial statements. The provisions of this statement are effective for fiscal years beginning after December 15, 1997. Management believes that the Company currently does not have items of a material nature that would require presentation in a separate statement of comprehensive income.

    In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and require those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. The provisions of this statement are effective for fiscal years beginning after December 15, 1997. Management believes that the Company currently does not have items of a material nature that would require segment disclosure.

    In April 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a draft Statement of Position ("SOP") entitled "Reporting on the Costs of Start-Up Activities." The draft SOP would require entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. In March 1998, the FASB approved the SOP for final issuance, subject to certain changes. The Company believes the final SOP will be issued during the second quarter of fiscal 1998 and will be effective for fiscal years beginning after December 15, 1998. Restatement of previously issued financial statements is not permitted by the draft SOP, and entities are not permitted to report the pro forma effects of the retroactive application of the new accounting standard. The Company's adoption of the new accounting standard proposed by the SOP will involve the recognition of the cumulative effect of the change in accounting principle required by the SOP as a one-time charge against earnings, net of any related income tax effect, retroactive to the beginning of the fiscal year of adoption.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    IMPAIRMENT OF LONG-LIVED ASSETS:

    During fiscal 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. SFAS No. 121 also addresses the accounting for long-lived assets that are held for disposal. The Company's adoption of SFAS No. 121 did not result in a material impact on its financial position or results of operations.

    USE OF ESTIMATES:

    The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

    REVENUE RECOGNITION:

    Revenue from restaurant sales is recognized when food and beverage products are sold. Revenue from bakery sales is recognized when the bakery products are shipped.

    ENVIRONMENTAL COSTS:

    Costs incurred to investigate and remediate contaminated sites are expensed as incurred. The Company did not incur any such costs during fiscal 1997, 1996 and 1995.

    ADVERTISING COSTS:

    Advertising costs are expensed as incurred.

    RECLASSIFICATIONS:

    Certain prior year amounts have been reclassified to conform to the current year's presentation.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

2.  INVESTMENTS AND MARKETABLE SECURITIES (IN THOUSANDS):

                                                                            BALANCE
                                                              UNREALIZED     SHEET
CLASSIFICATION                          COST     FAIR VALUE      LOSS       AMOUNT               MATURITY
------------------------------------  ---------  -----------  -----------  ---------  -------------------------------
AT DECEMBER 30, 1997:
Current assets:
Available-for-sale securities:
  Preferred stocks..................  $   1,508   $   1,453    $     (55)  $   1,453  No maturity dates
  Corporate obligations.............      7,055       7,055       --           7,055  April 1998 to August 1998
                                      ---------  -----------       -----   ---------
    Total...........................  $   8,563   $   8,508    $     (55)  $   8,508
                                      ---------  -----------       -----   ---------
                                      ---------  -----------       -----   ---------
Other assets:
Available-for-sale securities:
  Corporate obligations.............  $   1,500   $   1,500    $  --       $   1,500  March 1999
                                      ---------  -----------       -----   ---------
                                      ---------  -----------       -----   ---------
AT DECEMBER 29, 1996:
Current assets:
Available-for-sale securities:
  Preferred stocks..................  $   2,010   $   1,770    $    (240)  $   1,770  No maturity dates
                                      ---------  -----------       -----   ---------
                                      ---------  -----------       -----   ---------
Other assets:
Available-for-sale securities:
  Corporate obligations.............  $     344   $     296    $     (48)  $     296  February 1999 to April 2004
                                      ---------  -----------       -----   ---------
                                      ---------  -----------       -----   ---------

3.  OTHER RECEIVABLES:

    Other receivables consisted of (in thousands):

                                                         DECEMBER 30, 1997  DECEMBER 29, 1996
                                                         -----------------  -----------------
Insurance claims and refunds...........................      $   1,700          $     583
Tenant improvement allowances..........................         12,251              6,363
Accrued income on investments..........................            446                 47
Advances to officers and employees.....................            123                188
Other..................................................            442                122
                                                                ------             ------
Total other receivables................................         14,962              7,303
Less: current portion..................................          8,087              2,498
                                                                ------             ------
Other receivables......................................      $   6,875          $   4,805
                                                                ------             ------
                                                                ------             ------

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

4.  INVENTORIES:

    Inventories consisted of (in thousands):

                                                         DECEMBER 30, 1997  DECEMBER 29, 1996
                                                         -----------------  -----------------
Restaurant food and supplies...........................      $   3,551          $   2,257
Bakery raw materials...................................            852                865
Bakery finished goods..................................            666              1,084
                                                                ------             ------
Total..................................................      $   5,069          $   4,206
                                                                ------             ------
                                                                ------             ------

    The amounts for restaurant food and supplies as of December 30, 1997 and December 29, 1996 include $1.5 million and $1.1 million, respectively, for certain smallware inventories in the restaurants.

5.  PROPERTY AND EQUIPMENT:

    Property and equipment consisted of (in thousands):

                                                         DECEMBER 30, 1997  DECEMBER 29, 1996
                                                         -----------------  -----------------
Land and related improvements..........................     $     1,226         $   1,249
Building...............................................           6,463             6,357
Fixtures and equipment.................................          42,395            34,767
Leasehold improvements.................................          58,090            41,738
Computer equipment.....................................             791               258
Automotive equipment...................................             390               390
Construction in progress...............................             752             5,212
                                                               --------           -------
Property and equipment.................................         110,107            89,971
Less: accumulated depreciation and amortization........          22,043            16,934
                                                               --------           -------
Property and equipment, net............................     $    88,064         $  73,037
                                                               --------           -------
                                                               --------           -------

6.  COMMITMENTS:

    The Company leases all its restaurant facilities under noncancellable operating leases, with primary terms ranging from 10 to 20 years. The restaurant leases include land and building shells, require contingent rent above the minimum lease payments based on a percentage of sales typically ranging from 5% to 8%, and require various expenses incidental to the use of the property. Most leases have renewal options. Management has always exercised its renewal options in the past. The Company also leases certain restaurant and bakery equipment under operating lease agreements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

6.  COMMITMENTS: (CONTINUED)

    The aggregate minimum annual lease payments under noncancellable operating leases (including those for three restaurants with executed leases as of December 30, 1997 that are planned for 1998 openings) are as follows (in thousands):

1998......................................................  $   7,452
1999......................................................      7,843
2000......................................................      7,873
2001......................................................      7,996
2002......................................................      7,955
Thereafter................................................     81,079
                                                            ---------
    Total minimum lease commitments.......................  $ 120,198
                                                            ---------
                                                            ---------

    Rent expenses charged to operations on all operating leases were as follows (in thousands):

                                                          FISCAL 1997  FISCAL 1996  FISCAL 1995
                                                          -----------  -----------  -----------
Base rent...............................................   $   5,289    $   4,459    $   2,868
Contingent rent.........................................       5,853        4,361        3,679
Other charges...........................................       2,093        1,842          959
                                                          -----------  -----------  -----------
    Total...............................................   $  13,235    $  10,662    $   7,506
                                                          -----------  -----------  -----------
                                                          -----------  -----------  -----------

    With respect to the three restaurants with executed leases as of December 30, 1997 that are currently planned for fiscal 1998 openings, the Company has estimated construction commitments (leasehold improvements and fixtures, furnishings and equipment), net of agreed-upon landlord construction contributions, totaling approximately $8 million.

7.  INCOME TAXES:

    The provision for income taxes consisted of the following (in thousands):

                                                          FISCAL 1997  FISCAL 1996  FISCAL 1995
                                                          -----------  -----------  -----------
Current:
  Federal...............................................   $   2,831    $   2,680    $   1,959
  State.................................................         703          582          140
                                                          -----------  -----------  -----------
      Total current.....................................       3,534        3,262        2,099
Deferred................................................       1,701         (279)         942
                                                          -----------  -----------  -----------
Income tax provision....................................   $   5,235    $   2,983    $   3,041
                                                          -----------  -----------  -----------
                                                          -----------  -----------  -----------

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

7.  INCOME TAXES: (CONTINUED)
    The following is a reconciliation between the U.S. federal statutory rate and the effective tax rate:

                                                           FISCAL 1997    FISCAL 1996    FISCAL 1995
                                                          -------------  -------------  -------------
Federal tax rate........................................         34.0%          34.0%          34.0%
State and district income taxes net of federal income
  tax benefits..........................................          5.9            4.2            5.3
FICA tip credit and research credits....................         (4.6)          (6.6)         (10.8)
Municipal bond income, dividends received deduction and
  other.................................................         (0.8)           1.9           (2.3)
                                                                  ---            ---          -----
    Effective rate......................................         34.5%          33.5%          26.2%
                                                                  ---            ---          -----
                                                                  ---            ---          -----

    The temporary differences which give rise to deferred income tax assets and liabilities are as follows (in thousands):

                                                         DECEMBER 30, 1997  DECEMBER 29, 1996
                                                         -----------------  -----------------
Deferred tax assets:
  Property and equipment...............................      $  --              $  (2,179)
  Accrued rent.........................................          2,281              1,540
  Tax credit carryforwards.............................         --                  1,157
  Accrued litigation...................................         --                    262
  Capital losses.......................................         --                    153
  Other, net...........................................             48               (145)
                                                                ------            -------
    Total..............................................      $   2,329          $     788
                                                                ------            -------
                                                                ------            -------
Deferred tax liabilities:
  Property and equipment...............................      $   4,763          $  --
  Preopening costs.....................................          4,196              2,716
  Tax credit carryforwards.............................         (1,981)              (240)
  Capital losses.......................................           (186)            --
  Other, net...........................................           (383)              (139)
                                                                ------            -------
    Total..............................................      $   6,409          $   2,337
                                                                ------            -------
                                                                ------            -------

8.  LONG-TERM DEBT:

    The Company maintains a $25 million revolving credit and term loan facility (the "Credit Facility") with a major financial institution. In December 1997, the Company utilized a portion of the net proceeds of a follow-on public offering of common stock completed in November 1997 to fully repay $14 million of borrowings outstanding under the Credit Facility. As of March 15, 1998, there were no borrowings outstanding under the Credit Facility. The terms of the Credit Facility were amended in March 1998 to provide for, among other things, borrowings under the Credit Facility to bear interest at variable rates based, at the Company's option, on either the prime rate of interest, the lending institution's cost of funds rate plus 0.75% or the applicable LIBOR rate plus 0.75%. The Credit Facility expires on May 30, 2000. On that date, a maximum of $25 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rates of 0.5% higher

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

8.  LONG-TERM DEBT: (CONTINUED)
than the applicable revolving credit rates. The Credit Facility is not collateralized and requires the Company to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of its operations, with which the Company is currently in compliance.

9.  SUBSEQUENT EVENT--STOCK SPLIT:

    On February 26, 1998, the Company's Board of Directors declared a 50% stock dividend, in the form of a three-for-two stock split, payable on April 1, 1998 to stockholders of record on March 12, 1998.

10.  STOCK OPTIONS:

    The Board of Directors has authorized the Company to grant options to certain employees and outside directors to acquire a total of 1,967,500 shares of common stock, pursuant to the terms of the Company's employee and directors stock option plans, as amended. Options are granted at market value on the date of the grant, generally vest at 20% per year, and become exercisable provided the Company meets or exceeds certain performance standards. The options generally expire ten years from the date of grant. Transactions during fiscal 1997, 1996 and 1995 under the option plans were as follows:

                                          FISCAL 1997   FISCAL 1996   FISCAL 1995
                                          -----------   -----------   -----------
Options outstanding at start of year....      807,250     672,075       838,400
Options granted.........................      424,950     365,275       223,225
Options exercised.......................      (22,600)    (86,100)     (295,425)
Options cancelled.......................     (104,950)   (144,000)      (94,125)
                                          -----------   -----------   -----------
Options outstanding at end of year......    1,104,650     807,250       672,075
                                          -----------   -----------   -----------
                                          -----------   -----------   -----------
Options exercisable at end of year......      345,400     218,031       188,125
Options available for grant at end of
  year..................................      458,725     678,725        --

    Weighted average option exercise price information for the fiscal years 1997 and 1996 were as follows:

                                                             FISCAL 1997  FISCAL 1996
                                                             -----------  -----------
Options outstanding at start of year.......................   $   19.46    $   16.82
Options granted............................................   $   21.21    $   22.25
Options exercised..........................................   $   14.29    $   13.39
Options cancelled..........................................   $   20.87    $   17.45
Options outstanding at end of year.........................   $   20.09    $   19.46

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

10.  STOCK OPTIONS: (CONTINUED)
    The following table sets forth information with respect to fixed stock options as of December 30, 1997:

                       OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
-----------------------------------------------------------------  ---------------------------
                    AMOUNT                            WEIGHTED        AMOUNT       WEIGHTED
                 OUTSTANDING    WEIGHTED AVERAGE       AVERAGE     EXERCISABLE      AVERAGE
   RANGE OF         AS OF           REMAINING         EXERCISE        AS OF        EXERCISE
EXERCISE PRICES    12/30/97     CONTRACTUAL LIFE        PRICE        12/30/97        PRICE
---------------  ------------  -------------------  -------------  ------------  -------------
$13.33-$13.33        191,050          4.72years       $   13.33        191,050     $   13.33
$15.00-$17.67         58,100          6.88            $   15.21         12,600     $   15.95
$18.13-$18.13        119,400          9.00            $   18.13          7,000     $   18.13
$18.25-$19.83        116,100          8.68            $   18.61         23,475     $   18.89
$20.13-$21.00        132,200          9.29            $   20.74         45,775     $   20.63
$21.13-$21.13          5,000          8.92            $   21.13          1,000     $   21.13
$21.50-$21.50        146,000          8.06            $   21.50         21,500     $   21.50
$21.88-$24.13        166,500          9.13            $   23.82         11,125     $   23.64
$25.25-$26.00        118,500          7.93            $   25.74         25,075     $   25.66
$26.25-$28.38         51,800          9.20            $   27.64          6,800     $   26.85
                 ------------                                      ------------
$13.33-$28.38      1,104,650          7.94            $   20.09        345,400     $   16.89
                 ------------                                      ------------
                 ------------                                      ------------

    The Company has adopted the "disclosure only" provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and will continue to use the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the Company's stock option plans. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except earnings per share):

                                                             FISCAL 1997  FISCAL 1996
                                                             -----------  -----------
Net income, as reported....................................   $   9,939    $   5,912
Net income, pro forma......................................   $   7,287    $   4,702
Basic net income per share, as reported....................   $    0.89    $    0.54
Basic net income per share, pro forma......................   $    0.65    $    0.43
Diluted net income per share, as reported..................   $    0.87    $    0.53
Diluted net income per share, pro forma....................   $    0.64    $    0.42

    The fair value of each option issued in 1997 and 1996 is estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (a) no dividend yield on the Company's stock, (b) expected volatility of the Company's stock of 47.3%, (c) a risk free interest rate of 6.31% for 1997 and 6.28% for 1996 and (d) expected option lives of seven years.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

11.  OTHER SUPPLEMENTAL DATA:

    Other accrued expenses consisted of (in thousands):

                                               DECEMBER 30, 1997  DECEMBER 29, 1996
                                               -----------------  -----------------
Salaries and wages...........................      $   1,859          $   1,365
Payroll and sales taxes......................          1,990                954
Rent and related expenses....................          1,067              1,095
Compensated absences.........................          1,284                768
Other........................................          2,051              2,380
                                                      ------             ------
                                                   $   8,251          $   6,562
                                                      ------             ------
                                                      ------             ------

    Repairs and maintenance expenses for fiscal 1997, 1996 and 1995 were $2.2 million, $1.7 million and $1.3 million, respectively.

12.  SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Supplemental cash flow disclosures consisted of (in thousands):

                                                          FISCAL 1997  FISCAL 1996  FISCAL 1995
                                                          -----------  -----------  -----------
Interest paid...........................................   $     543    $     141    $  --
                                                          -----------  -----------  -----------
                                                          -----------  -----------  -----------
Income taxes paid.......................................   $   2,987    $   2,783    $   2,073
                                                          -----------  -----------  -----------
                                                          -----------  -----------  -----------

13.  QUARTERLY FINANCIAL DATA (UNAUDITED):

    Summarized unaudited quarterly financial data (in thousands, except earnings per share) for fiscal 1997 and 1996 was as follows:

QUARTER ENDED:                               MARCH 30, 1997  JUNE 29, 1997  SEPTEMBER 28, 1997  DECEMBER 30, 1997
-------------------------------------------  --------------  -------------  ------------------  -----------------
Total revenues.............................    $   45,228     $    50,995       $   53,554          $  58,812
Income from operations.....................    $    2,488     $     3,643       $    4,212          $   3,891
Net income.................................    $    1,723     $     2,404       $    2,901          $   2,911
Diluted net income per share...............    $     0.16     $      0.22       $     0.26          $    0.24

QUARTER ENDED:                               MARCH 31, 1996  JUNE 30, 1996  SEPTEMBER 29, 1996  DECEMBER 29, 1996
-------------------------------------------  --------------  -------------  ------------------  -----------------
Total revenues.............................    $   35,380     $    39,210       $   42,198          $  43,517
Income from operations.....................    $    2,326     $     2,838       $    2,381          $   1,211
Net income.................................    $    1,624     $     2,062       $    1,719          $     507
Diluted net income per share...............    $     0.15     $      0.19       $     0.16          $    0.05

                                 EXHIBIT INDEX

      2.1  Form of Reorganization Agreement(1)
      3.1  Certificate of Incorporation of the Company(1)
      3.2  Bylaws of the Company(1)
     10.1  David Overton Employment Agreement(1)
     10.2  Gerald Deitchle Employment Agreement(2)
     10.3  The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan(1)
     10.4  Performance Incentive Plan(1)
     10.5  Michael Nahkunst Employment Agreement
     10.6  The Cheesecake Factory Incorporated Non-Employee Director Stock Option Plan
     11.0  Statement Regarding Computation of Earnings Per Share
     21.0  Subsidiaries of the Company
     23.0  Consent of Coopers & Lybrand L.L.P.
     27.1  Financial Data Schedule for fiscal 1997 (included only with electronic filings)
     27.2  Financial Data Schedule for SFAS No. 128 restatement for fiscal 1996 (included only with electronic filing)
     27.3  Financial Data Schedule for SFAS No. 128 restatement for fiscal 1997 (included only with electronic filing)

------------------------

(1) Previously filed and incorporated by reference herein from the Registrant's Registration Statement on Form S-1 (No. 33-47936).

(2) Previously filed and incorporated by reference herein from the Registrant's Form 10-K for the fiscal year ended December 29, 1996.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 1997.

                                THE CHEESECAKE FACTORY INCORPORATED

                                By:              /s/ DAVID OVERTON
                                     -----------------------------------------
                                                   David Overton
                                               CHAIRMAN OF THE BOARD,
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on this 27th day of March, 1998.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board,
      /s/ DAVID OVERTON           President and Chief
------------------------------    Executive Officer           March 27, 1998
        David Overton             (Principal Executive
                                  Officer)

                                Executive Vice President
    /s/ GERALD W. DEITCHLE        and Chief Financial
------------------------------    Officer (Principal          March 27, 1998
      Gerald W. Deitchle          Financial and Accounting
                                  Officer)

    /s/ THOMAS L. GREGORY
------------------------------  Director                      March 27, 1998
      Thomas L. Gregory

      /s/ WAYNE H. WHITE
------------------------------  Director                      March 27, 1998
        Wayne H. White

   /s/ JEROME I. KRANSDORF
------------------------------  Director                      March 27, 1998
     Jerome I. Kransdorf