Form 10-Q
period 1998-03-31
CHEESECAKE FACTORY INCORPORATED
filed 1998-05-13
CIK 887596

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of April 30, 1998, 20,075,574 shares of the registrant's Common Stock, $.01 par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                                     INDEX

                                                                                                           PAGE
                                                                                                          NUMBER
                                                                                                         ---------
PART I.     FINANCIAL INFORMATION

            Item 1.       Financial Statements:

                          Consolidated Balance Sheets--March 31, 1998 and December 30, 1997............          1

                          Consolidated Statements of Operations--                                                2
                            Thirteen weeks ended March 31, 1998 and March 30, 1997.....................

                          Consolidated Statements of Cash Flows--                                                3
                            Thirteen weeks ended March 31, 1998 and March 30, 1997.....................

                          Notes to Consolidated Financial Statements--March 31, 1998...................          4

            Item 2.       Management's Discussion and Analysis of Financial Condition and Results of          5-11
                            Operations.................................................................

PART II.    OTHER INFORMATION

            Item 6.       Exhibits and Reports on Form 8-K.............................................         12

            Signatures.................................................................................         13

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           MARCH 31,   DECEMBER 30,
                                                                                             1998          1997
                                                                                          -----------  ------------
                                                      ASSETS

Current assets:
  Cash and cash equivalents.............................................................   $  35,985    $   43,543
  Investments and marketable securities.................................................      16,648         8,508
  Accounts receivable...................................................................       1,349         2,164
  Other receivables.....................................................................       6,227         8,087
  Inventories...........................................................................       5,055         5,069
  Prepaid expenses......................................................................       1,433           963
  Preopening expenses...................................................................       8,781         9,690
                                                                                          -----------  ------------
    Total current assets................................................................      75,478        78,024
                                                                                          -----------  ------------
Property and equipment, net.............................................................      92,491        88,064
                                                                                          -----------  ------------
Other assets:
  Marketable securities.................................................................       2,970         1,500
  Other receivables.....................................................................       6,615         6,875
  Trademarks............................................................................       1,523         1,256
  Deferred income taxes.................................................................       2,333         2,329
  Other.................................................................................       1,942         1,895
                                                                                          -----------  ------------
    Total other assets..................................................................      15,383        13,855
                                                                                          -----------  ------------
      Total assets......................................................................   $ 183,352    $  179,943
                                                                                          -----------  ------------
                                                                                          -----------  ------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable......................................................................   $   6,588    $   12,071
  Income taxes payable..................................................................       2,101           667
  Other accrued expenses................................................................      11,333         8,251
  Deferred income taxes.................................................................       6,409         6,409
                                                                                          -----------  ------------
    Total current liabilities...........................................................      26,431        27,398
                                                                                          -----------  ------------
Stockholders' equity:
  Preferred Stock, $.01 par value, 5,000,000 shares authorized; none issued and
    outstanding.........................................................................      --            --
  Common Stock, $.01 par value, 30,000,000 shares authorized; 20,022,312 and 19,893,312
    issued and outstanding for 1998 and 1997, respectively..............................         200           199
  Additional paid-in capital............................................................     115,561       114,119
  Retained earnings.....................................................................      41,203        38,262
  Marketable securities valuation account...............................................         (43)          (35)
                                                                                          -----------  ------------
    Total stockholders' equity..........................................................     156,921       152,545
                                                                                          -----------  ------------
      Total liabilities and stockholders' equity........................................   $ 183,352    $  179,943
                                                                                          -----------  ------------
                                                                                          -----------  ------------

 The accompanying notes are an integral part of these consolidated statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  (IN THOUSANDS, EXCEPT NET INCOME PER SHARE)

                                                                                 THIRTEEN WEEKS   THIRTEEN WEEKS
                                                                                 ENDED MARCH 31,  ENDED MARCH 30,
                                                                                      1998             1997
                                                                                 ---------------  ---------------
Revenues:
  Restaurant sales.............................................................     $  54,967        $  40,891
  Bakery sales.................................................................         4,534            4,337
                                                                                      -------          -------
      Total revenues...........................................................        59,501           45,228
                                                                                      -------          -------
Costs and expenses:
  Cost of food, beverages and supplies.........................................        16,063           11,829
  Bakery costs.................................................................         2,111            1,761
  Operating expenses:
    Labor......................................................................        19,314           14,621
    Occupancy and other........................................................         9,267            7,473
  General and administrative expenses..........................................         4,777            4,291
  Depreciation and amortization expenses.......................................         2,015            1,494
  Preopening amortization expense..............................................         2,204            1,271
                                                                                      -------          -------
      Total costs and expenses.................................................        55,751           42,740
                                                                                      -------          -------
Income from operations.........................................................         3,750            2,488
Interest income, net...........................................................           734               88
Other income, net..............................................................            96               56
                                                                                      -------          -------
Income before income taxes.....................................................         4,580            2,632
Income tax provision...........................................................         1,572              908
                                                                                      -------          -------
Net income.....................................................................     $   3,008        $   1,724
                                                                                      -------          -------
                                                                                      -------          -------
Net income per share:
  Basic........................................................................     $    0.15        $    0.10
  Diluted......................................................................     $    0.15        $    0.10

Weighted average shares outstanding:
  Basic........................................................................        19,930           16,419
  Diluted......................................................................        20,501           16,612

  The accompanying notes are an integral part of these consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                 THIRTEEN WEEKS   THIRTEEN WEEKS
                                                                                 ENDED MARCH 31,  ENDED MARCH 30,
                                                                                      1998             1997
                                                                                 ---------------  ---------------
Cash flows from operating activities:
  Net income...................................................................     $   3,008        $   1,724
  Adjustments to reconcile net income to cash provided by operating activities:
    Depreciation and amortization..............................................         2,015            1,494
    Preopening amortization....................................................         2,204            1,271
    Deferred income taxes......................................................        --                   (5)
    Changes in assets and liabilities:
      Accounts receivable......................................................           815              314
      Other receivables........................................................         2,120           (1,646)
      Inventories..............................................................            14              362
      Prepaid expenses.........................................................          (470)             (65)
      Preopening expenses......................................................        (1,294)          (1,418)
      Trademarks...............................................................          (279)          --
      Other....................................................................           (78)            (461)
      Accounts payable.........................................................        (5,483)            (574)
      Income taxes payable.....................................................         1,434              933
      Other accrued expenses...................................................         3,082              554
                                                                                      -------          -------
        Cash provided by operating activities..................................         7,088            2,483
                                                                                      -------          -------
Cash flows from investing activities:
  Additions to property and equipment..........................................        (6,400)          (1,959)
  Investments in available-for-sale securities.................................       (14,135)          --
  Sales of available-for-sale securities.......................................         4,512           --
                                                                                      -------          -------
        Cash used by investing activities......................................       (16,023)          (1,959)
                                                                                      -------          -------
Cash flows from financing activities:
  Common stock issued..........................................................             1           --
  Proceeds from exercise of employee stock options.............................         1,376              299
                                                                                      -------          -------
        Cash provided by financing activities..................................         1,377              299
                                                                                      -------          -------
Net change in cash and cash equivalents........................................        (7,558)             823
Cash and cash equivalents at beginning of period...............................        43,543            8,536
                                                                                      -------          -------
Cash and cash equivalents at end of period.....................................     $  35,985        $   9,359
                                                                                      -------          -------
                                                                                      -------          -------
Supplemental disclosures:
  Interest paid................................................................     $      24        $      91
                                                                                      -------          -------
                                                                                      -------          -------
  Income taxes paid............................................................     $     138        $       7
                                                                                      -------          -------
                                                                                      -------          -------

  The accompanying notes are an integral part of these consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

NOTE A--BASIS OF PRESENTATION

    The accompanying consolidated financial statements of The Cheesecake Factory Incorporated and Subsidiaries (the "Company") for the thirteen weeks ended March 31, 1998 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements presented herein have not been audited by independent public accountants, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The consolidated balance sheet data presented herein for December 30, 1997 was derived from the Company's audited consolidated financial statements for the fiscal year then ended. The preparation of financial statements in accordance with generally accepted accounting principles requires the Company's management to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

    Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 30, 1997.

NOTE B--INVESTMENTS AND MARKETABLE SECURITIES

    Investments and marketable securities, all classified as available for sale, consisted of the following as of March 31, 1998 (in thousands):

                                                            UNREALIZED     BALANCE
                                                              (LOSS)        SHEET
CLASSIFICATION                       COST     FAIR VALUE       GAIN        AMOUNT                MATURITY
---------------------------------  ---------  -----------  -------------  ---------  ---------------------------------
CURRENT ASSETS:
Corporate obligations............  $  16,648   $  16,648     $  --        $  16,648  Various dates, all before
                                   ---------  -----------          ---    ---------  March 31, 1999
                                   ---------  -----------          ---    ---------

OTHER ASSETS:
Corporate obligations............  $   1,530   $   1,525     $      (5)   $   1,525  Various dates, all before May 1,
                                                                                       1999
Preferred stocks.................      1,508       1,445           (63)       1,445  No maturity dates
                                   ---------  -----------          ---    ---------
  Total..........................  $   3,038   $   2,970     $     (68)   $   2,970
                                   ---------  -----------          ---    ---------
                                   ---------  -----------          ---    ---------

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1998

NOTE C--NET INCOME PER SHARE

    Effective December 15, 1997, the Company adopted the provisions of SFAS No. 128, "Accounting for Earnings Per Share." SFAS No. 128 requires companies to present basic earnings per share (EPS) and diluted EPS, instead of the primary and fully diluted EPS presentations that were formerly required by Accounting Principles Board Opinion No. 15, "Earnings Per Share." Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For the Company, diluted EPS includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method. EPS amounts for all periods presented reflect the provisions of SFAS No. 128, including amounts presented for prior periods which have been restated to conform with SFAS No. 128.

    On February 26, 1998, the Company's Board of Directors declared a 50% stock dividend, in the form of a three-for-two stock split, payable on April 1, 1998 to stockholders of record on March 12, 1998. All references herein to numbers of shares and per share amounts for all periods presented have been adjusted to reflect this stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    CERTAIN STATEMENTS IN THIS FORM 10-Q WHICH ARE NOT HISTORICAL FACTS CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE CHEESECAKE FACTORY INCORPORATED AND ITS SUBSIDIARIES TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY FORWARD-LOOKING STATEMENTS. SUCH RISKS, UNCERTAINTIES, AND OTHER FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING: CHANGES IN GENERAL ECONOMIC CONDITIONS WHICH AFFECT CONSUMER SPENDING PATTERNS FOR RESTAURANT DINING OCCASIONS; INCREASING COMPETITION IN THE UPSCALE CASUAL DINING SEGMENT OF THE RESTAURANT INDUSTRY; ADVERSE WEATHER CONDITIONS WHICH IMPACT CUSTOMER TRAFFIC AT THE COMPANY'S RESTAURANTS IN GENERAL AND WHICH CAUSE THE TEMPORARY UNDERUTILIZATION OF OUTDOOR PATIO SEATING AVAILABLE AT SEVERAL OF THE COMPANY'S RESTAURANTS; EVENTS WHICH INCREASE THE COST TO DEVELOP AND/OR DELAY THE DEVELOPMENT AND OPENING OF THE COMPANY'S NEW, HIGHLY CUSTOMIZED RESTAURANTS; CHANGES IN THE AVAILABILITY AND/OR COST OF RAW MATERIALS, MANAGEMENT AND HOURLY LABOR, AND OTHER RESOURCES NECESSARY TO OPERATE THE COMPANY'S RESTAURANTS AND BAKERY PRODUCTION FACILITY; THE SUCCESS OF OPERATING INITIATIVES, INCLUDING BRAND EXTENSIONS AND NEW CONCEPTS; DEPTH OF MANAGEMENT; ADVERSE PUBLICITY; THE COMPANY'S DEPENDENCE ON A SINGLE BAKERY PRODUCTION FACILITY; THE COMPANY'S ABILITY TO OBTAIN AND RETAIN LARGE-ACCOUNT CUSTOMERS FOR ITS BAKERY OPERATIONS; CHANGES IN TIMING AND/OR SCOPE OF THE PURCHASING PLANS OF LARGE-ACCOUNT BAKERY CUSTOMERS WHICH CAUSE FLUCTUATIONS IN BAKERY SALES AND OPERATING RESULTS; THE RATE OF GROWTH OF GENERAL AND ADMINISTRATIVE EXPENSES ASSOCIATED WITH BUILDING A STRENGTHENED CORPORATE INFRASTRUCTURE TO SUPPORT THE COMPANY'S EXPANDED RESTAURANT AND BAKERY OPERATIONS; THE AVAILABILITY, AMOUNT, TYPE, AND COST OF CAPITAL FOR THE COMPANY AND THE DEPLOYMENT OF SUCH CAPITAL; CHANGES IN, OR ANY FAILURE TO COMPLY WITH, GOVERNMENTAL REGULATIONS; THE REVALUATION OF ANY OF THE COMPANY'S ASSETS; THE AMOUNT OF, AND ANY CHANGES TO, TAX RATES; AND OTHER FACTORS REFERENCED IN THIS FORM 10-Q AND THE COMPANY'S FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION FOR THE FISCAL YEAR ENDED DECEMBER 30, 1997.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                                 MARCH 31, 1998

NOTE C--NET INCOME PER SHARE (CONTINUED)
GENERAL

    As of March 31, 1998, the Company operated 23 upscale, high volume, casual dining restaurants and a bakery production facility. The Company's revenues consist of sales from its restaurant operations and sales from its bakery operations to other foodservice operators and distributors. Certain costs and expenses relate only to restaurant sales (cost of food, beverages and supplies) or only to bakery sales (bakery costs, which include ingredient, packaging and supply costs). All other operating costs and expenses relate to both restaurant and bakery sales. Comparable restaurant sales include the sales of restaurants open for the full period of each period being compared.

    At the end of calendar 1992, the Company adopted a 52/53 week fiscal year ending on the Sunday closest to December 31 for financial reporting purposes. Commencing with the start of fiscal 1998, the Company changed its fiscal week and year-end from Sunday to Tuesday to facilitate certain operational efficiencies. In order to effect the transition, the fourth quarter of fiscal 1997 was extended by two additional days to Tuesday, December 30, 1997. Fiscal 1998 will consist of 52 weeks and will end on Tuesday, December 29, 1998.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the Consolidated Statements of Operations of the Company expressed as percentages of total revenues. The results of operations for the thirteen weeks ended March 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

                                                                                          THIRTEEN         THIRTEEN
                                                                                         WEEKS ENDED      WEEKS ENDED
                                                                                          MARCH 31,        MARCH 30,
                                                                                            1998             1997
                                                                                       ---------------  ---------------
                                                                                              %                %
Revenues:
  Restaurant sales...................................................................          92.4             90.4
  Bakery sales.......................................................................           7.6              9.6
                                                                                              -----            -----
      Total revenues.................................................................         100.0            100.0
                                                                                              -----            -----
Costs and expenses:
  Cost of food, beverages, and supplies..............................................          27.0             26.2
  Bakery costs.......................................................................           3.5              3.9
  Operating expenses:
    Labor............................................................................          32.5             32.3
    Occupancy and other..............................................................          15.6             16.5
  General and administrative expenses................................................           8.0              9.5
  Depreciation and amortization expenses.............................................           3.4              3.3
  Preopening amortization expense....................................................           3.7              2.8
                                                                                              -----            -----
      Total costs and expenses.......................................................          93.7             94.5
                                                                                              -----            -----
                                                                                              -----            -----
Income from operations...............................................................           6.3              5.5
Interest income, net.................................................................           1.2              0.2
Other income, net....................................................................           0.2              0.1
                                                                                              -----            -----
Income before income taxes...........................................................           7.7              5.8
Income tax provision.................................................................           2.6              2.0
                                                                                              -----            -----
Net income...........................................................................           5.1              3.8
                                                                                              -----            -----
                                                                                              -----            -----

THIRTEEN WEEKS ENDED MARCH 31, 1998 COMPARED TO THIRTEEN WEEKS ENDED MARCH 30,
  1997

    REVENUES

    For the thirteen weeks ended March 31, 1998, the Company's total revenues increased 32% to $59.5 million versus $45.2 million for the thirteen weeks ended March 30, 1997. Restaurant sales increased $14.1 million or 34% to $55.0 million versus $40.9 million for the same period of the prior year. The $14.1 million increase in restaurant sales consisted of a $1.5 million (3.9%) increase in comparable restaurant sales for the period and a $12.6 million increase from the openings of new restaurants. Sales in comparable restaurants benefited, in part, from the impact of an effective menu price increase of approximately 1.5% which was taken during the months of June and July 1997. Excluding the rain-impacted Southern California restaurants from the base of comparable restaurants, sales for all other comparable restaurants increased 5.4% during the thirteen weeks ended March 31, 1998.

    Bakery sales increased 4.5% to $4.5 million for the thirteen weeks ended March 31, 1998. The Company continues to make progress in developing, testing and qualifying additional products for current and potential large-account bakery customers.

    The Company developed a limited menu, self-service bakery cafe concept during the first half of 1997 principally to extend The Cheesecake Factory-Registered Trademark- brand and to provide another source of sales and operating leverage for its bakery production facility. The first bakery cafe opened in July 1997 in the Ontario Mills shopping complex near Los Angeles and is operated by Host Marriott Services Corporation ("Host") under a licensing agreement with the Company. During August 1997, the Company opened three small bakery cafe outlets in the new terminal of the Ronald Reagan Washington National Airport. These bakery cafe outlets are operated by the Company under a subcontract with Host. The Company also continues to evaluate sites in the Los Angeles market for an additional bakery cafe outlet. If successful, the bakery cafe concept could be more rapidly expanded than the Company's full-service restaurants. Bakery sales include sales from Company-operated bakery cafe outlets. Sales from bakery cafes are not expected to be material to total revenues in the near future.

    COST OF FOOD, BEVERAGES AND SUPPLIES

    During the thirteen weeks ended March 31, 1998, cost of food, beverages and supplies for the restaurants was $16.1 million versus $11.8 million for the comparable period last year. The related increase of $4.3 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, these costs increased slightly to 29.2% versus 28.9% for the same period of the prior year, principally as a result of higher produce and dairy-related commodity costs due, in part, to heavier-than-normal rainfall in California and Florida during the period. The menu at the Company's restaurants is one of the most diversified in the industry and, accordingly, is not overly dependent on a single commodity. With respect to newly opened restaurants, costs in this category will typically be higher than normal during the first 90-120 days of operations until the restaurant staffs become more accustomed to optimally managing and servicing the high sales volumes typically experienced by the Company's restaurants.

    BAKERY COSTS

    Bakery costs, which include ingredient, packaging and production supply costs, were $2.1 million for the thirteen weeks ended March 31, 1998 versus $1.8 million for the same period of the prior year. As a percentage of bakery sales, bakery costs for the thirteen weeks ended March 31, 1998 increased to 46.6% versus 40.6% for the comparable period last year. This percentage increase was primarily due to higher costs for dairy-related commodities (principally cream cheese, whipped cream and butter) and a shift in the mix of sales to products with slightly higher bakery costs as a percentage of sales. The Company's costs for dairy-related commodities increased as much as 25% during fiscal 1996 when the overall level of such costs rose across the country. The Company's costs for dairy-related commodities gradually decreased during fiscal 1997, but in some cases, not to their pre-1997 levels. The Company currently expects its dairy commodity costs for the remainder of fiscal 1998 to be approximately the same or slightly less than the cost levels experienced during the thirteen weeks ended March 31, 1998. There can be no assurance that future costs for these commodities, or any commodities used in the Company's bakery or restaurant operations, will not begin to rise again due to market conditions beyond the Company's control.

    OPERATING EXPENSES--LABOR

    Labor expenses, which include restaurant-level labor and bakery direct labor costs (including associated fringe benefits), were $19.3 million for the thirteen weeks ended March 31, 1998 versus $14.6 million for the same period of the prior year. This increase was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses increased slightly to 32.5% versus 32.3% for the comparable period last year due, in part, to higher hourly wages resulting from statutory minimum wage increases and general labor market conditions.

    OPERATING EXPENSES--OCCUPANCY AND OTHER

    Occupancy and other expenses for both the restaurants and the bakery increased 24% to $9.3 million for the thirteen weeks ended March 31, 1998 versus $7.5 million for the same period of the prior year. This increase was principally attributable to new restaurant openings. As a percentage of total revenues, occupancy and other expenses decreased to 15.6% for the thirteen weeks ended March 31, 1998 versus 16.5% for the same period of fiscal 1997. This percentage decrease was primarily attributable to the leveraging of the fixed component of such costs by the 32% increase in revenues for the thirteen weeks ended March 31, 1998, coupled with lower costs for workers' compensation insurance and other cost reductions.

    GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses consist of bakery selling and administrative expenses (including product development and marketing expenses), certain restaurant administrative expenses (principally credit card discounts and certain insurance-related expenses), restaurant field supervision expenses (salaries and expenses of regional vice presidents and area directors of operations) and corporate support expenses (salaries and related fringe benefits, travel, and other administrative expenses). General and administrative expenses increased to $4.8 million for the thirteen weeks ended March 31, 1998 versus $4.3 million for the same period of fiscal 1997, an increase of $0.5 million or 11%. As a percentage of total revenues, general and administrative expenses decreased to 8.0% for the thirteen weeks ended March 31, 1998 versus 9.5% for the same period of fiscal 1997. This percentage decrease was principally attributable to the leveraging of the fixed component of such costs by the 32% increase in revenues for the thirteen weeks ended March 31, 1998.

    The Company plans to continue to strengthen its operational and corporate support infrastructure during the remainder of fiscal 1998 and fiscal 1999 to support its planned future growth. This strengthening will likely result in a higher level of general and administrative expenses during those respective periods. Additionally, the Company plans to aggressively pursue new large-account customers for its bakery operations which will require continuing investments in product development and marketing programs. One of the Company's principal objectives for fiscal 1998 is to more effectively leverage its operational and corporate support infrastructure with higher sales volumes.

    DEPRECIATION AND AMORTIZATION EXPENSES

    Depreciation and amortization expenses were $2.0 million for the thirteen weeks ended March 31, 1998 versus $1.5 million for the thirteen weeks ended March 30, 1997. As a percentage of total revenues, depreciation and amortization expenses were 3.4% for the thirteen weeks ended March 31, 1998 versus 3.3% for the same period of the prior year. The increase of $0.5 million for the thirteen weeks ended

March 31, 1998 primarily consisted of higher restaurant depreciation expense which, in turn, was principally due to the openings of new restaurants.

    PREOPENING AMORTIZATION EXPENSE

    Preopening amortization expense was $2.2 million for the thirteen weeks ended March 31, 1998 versus $1.3 million for the thirteen weeks ended March 30, 1997. As a percentage of total revenues, preopening amortization expense was 3.7% versus 2.8% for the same period of the prior year. The increase in preopening amortization expense was principally due to six restaurant openings during fiscal 1997, all of which were still amortizing their preopening costs during the quarter ended March 31, 1998, versus three restaurant openings during fiscal 1996.

    As a result of the highly customized and operationally complex nature of the Company's restaurants, the restaurant preopening process is extensive and costly relative to that of most chain restaurant operations. Preopening costs, which often exceed $1 million per restaurant, include recruiting, training, relocation and related costs for developing management and hourly staff for new restaurants, as well as other costs directly related to the opening of new restaurants. Preopening costs will vary from location to location depending on a number of factors including, among others, the proximity of other established Company restaurants, the size and layout of each location and the relative difficulty of the restaurant staffing and training process.

    As is currently the practice of many casual dining and upscale, highly-customized restaurant entities, the Company defers its restaurant preopening costs and amortizes them over the twelve-month period following the opening of each respective restaurant. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, although earlier adoption is encouraged. Restatement of previously issued financial statements is not permitted by SOP 98-5, and entities are not required to report the pro forma effects of the retroactive application of the new accounting standard. The Company's adoption of the expense-as-incurred accounting principle required by SOP 98-5 will involve the recognition of the cumulative effect of the change in accounting principle required by SOP 98-5 as a one-time charge against earnings, net of any related income tax effect, retroactive to the beginning of the fiscal year of adoption. Total deferred preopening costs were $8.8 million at March 31, 1998.

    As has been the case with the Company's current deferred method for accounting for preopening costs, preopening expense comparisons under the new expense-as-incurred standard will continue to vary from period to period, depending on the number and timing of restaurant openings and the specific preopening expenses incurred for each restaurant during each period being compared. Based on the Company's current expansion plans, the Company believes total preopening expenses for fiscal 1998 and 1999 under either accounting principle (deferred or expense-as-incurred) will likely exceed the respective amount for each immediate prior year. However, the new expense-as-incurred accounting principle required by SOP 98-5 will, by definition, cause an acceleration in the timing of recognition of preopening expenses. The impact of this accelerated recognition on the Company's results of operations for any given period could be significant, depending on the number of restaurants opened during that period. During fiscal 1996 and 1997, the Company reevaluated its restaurant preopening process with the objective of reducing its timeframe, intensiveness and overall cost. The Company intends to pursue further refinements to this process during fiscal 1998. However, there can be no assurance that preopening costs will be reduced for future restaurants or that preopening expenses will not continue to have a significant impact on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    The following table presents a summary of the Company's key liquidity measurements for the quarters ended March 31, 1998, December 30, 1997 and March 30, 1997.

                                                                                           QUARTER ENDED
                                                                              ---------------------------------------
                                                                               MARCH 31,   DECEMBER 30,    MARCH 30,
                                                                                 1998          1997          1997
                                                                              -----------  -------------  -----------
                                                                                   (DOLLAR AMOUNTS IN MILLIONS)
Cash and marketable securities on hand, end of quarter......................   $    55.6     $    53.6     $    11.6
Net working capital, end of quarter.........................................   $    49.0     $    50.6     $     8.3
Current ratio, end of quarter...............................................       2.9:1         2.8:1         1.4:1
Long-term debt, end of quarter..............................................      --            --         $     6.0
Cash provided (used) by operations..........................................   $     7.1     $    (4.6)    $     2.5
Capital expenditures........................................................   $     6.4     $     3.6     $     2.0

    During the thirteen weeks ended March 31, 1998, the Company's cash and marketable securities on hand and net working capital position did not fluctuate significantly versus the respective amounts as of December 30, 1997. Compared to March 30, 1997, however, these two measurements increased by $44 million and $40.7 million, respectively. These increases principally resulted from the Company's completion of a follow-on public offering of 3.5 million shares of its common stock in November 1997 at a price to the public of $18.00 per share. Of the approximate $58.6 million of net proceeds to the Company from that offering, $14 million was utilized in December 1997 to repay in full all funded debt outstanding at that time under the Company's $25 million revolving credit and term loan facility (the "Credit Facility").

    Cash provided by operations was $7.1 million for the thirteen weeks ended March 31, 1998 compared to cash used by operations of $4.6 million for the thirteen weeks ended December 30, 1997. The net fluctuation of $11.7 million on this measurement was principally due to the recognition of tenant improvement allowances due from landlords and the incurrence of preopening costs related to three restaurant openings which occurred during the thirteen weeks ended December 30, 1997 versus no restaurant openings during the thirteen weeks ended March 31, 1998.

    As of May 6, 1998, there were no borrowings outstanding under the Credit Facility. The terms of the Credit Facility were amended in April 1998 to provide for, among other things, borrowings under the Credit Facility to bear interest at variable rates based, at the Company's option, on either the prime rate of interest, the lending institution's cost of funds rate plus 0.75%, or the applicable LIBOR rate plus 0.75%. The Credit Facility expires on May 30, 2000. On that date, a maximum of $25 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates. The Credit Facility is not collateralized and requires the Company to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of its operations, with which the Company is currently in compliance.

    During fiscal 1997, the Company's total capital expenditures were $21.7 million, most of which were related to its restaurant operations. For fiscal 1998, the Company currently estimates its total capital expenditure requirement to range between $28-$30 million, excluding approximately $7-$8 million of expected noncapitalizable restaurant preopening costs and net of anticipated landlord construction contributions. This estimate contemplates as many as seven new restaurants to be opened during fiscal 1998 and provides for an anticipated increase in construction-in-progress disbursements for anticipated fiscal 1999 openings. The Company has historically leased the land and building shells for its restaurant locations and has expended cash for leasehold improvements and furnishings, fixtures and equipment for the locations.

    The Company's primary expansion objective is to increase its total restaurant productive square footage and operating weeks by 25% to 30% during fiscal 1998 and 1999. In addition to growing its full-service restaurant concept, the Company has entered into an agreement to lease and operate foodservice facilities in the first two DisneyQuest-TM-entertainment facilities (currently planned for spring 1998 and 1999 openings) and has signed a lease to operate a 20,000 square foot restaurant in the new Venetian casino and resort in Las Vegas (currently planned for a spring 1999 opening) to be called Grand Lux Cafe.

    Based on its current expansion objectives and opportunities, the Company believes its cash and short-term investments on hand, coupled with expected cash provided by operations, available borrowings under its Credit Facility and expected tenant improvement allowances from landlords should be sufficient to finance its planned capital expenditures and other operating activities through fiscal 1999. The Company anticipates that it may seek additional funds to finance its future growth. However, there can be no assurance that such funds will be available when needed or be available on terms acceptable to the Company.

    The Company effected a three-for-two stock split on April 1, 1998. The Company is also authorized to repurchase up to 450,000 shares of its common stock for reissuance upon the exercise of stock options under the Company's current stock option plans. A source of funding for share repurchases will be the proceeds to the Company from the exercise of employee stock options. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by the Company. As of May 6, 1998, no shares had been repurchased by the Company.

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

Date: May 13, 1998