Form 10-Q
period 1998-06-30
CHEESECAKE FACTORY INCORPORATED
filed 1998-08-11
CIK 887596

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                         COMMISSION FILE NUMBER 0-20574

                            ------------------------

                      THE CHEESECAKE FACTORY INCORPORATED

             (Exact Name of Registrant as Specified in its Charter)

             DELAWARE                          51-0340466
  (State or other jurisdiction of     (IRS Employer Identification
  incorporation or organization)                  No.)

         26950 AGOURA ROAD
    CALABASAS HILLS, CALIFORNIA                   91301
  (Address of principal executive              (Zip Code)
             offices)

              Registrant's telephone number, including area code:
                                 (818) 871-3000

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of July 31, 1998, 20,080,074 shares of the registrant's Common Stock, $.01 par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                                     INDEX

                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                          -----------
PART I.      FINANCIAL INFORMATION

             Item 1.    Financial Statements:

                        Consolidated Balance Sheets--June 30, 1998 and December 30, 1997................           1

                        Consolidated Statements of Operations--
                          Thirteen weeks and twenty-six weeks ended June 30, 1998 and June 29, 1997.....           2

                        Consolidated Statements of Cash Flows--
                          Twenty-six weeks ended June 30, 1998 and June 29, 1997........................           3

                        Notes to Consolidated Financial Statements--June 30, 1998.......................           4

             Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                          Operations....................................................................           6

PART II.     OTHER INFORMATION

             Item 6.    Exhibits and Reports on Form 8-K................................................          14

                        Signatures......................................................................          15

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        JUNE 30,    DECEMBER
                                ASSETS                                    1998      30, 1997
                                                                        ---------  -----------
Current assets:
  Cash and cash equivalents...........................................  $  35,702   $  43,543
  Investments and marketable securities...............................     18,105       8,508
  Accounts receivable.................................................      1,349       2,164
  Other receivables...................................................      3,564       8,087
  Inventories.........................................................      5,420       5,069
  Prepaid expenses....................................................      1,394         963
  Preopening costs....................................................      9,296       9,690
                                                                        ---------  -----------
    Total current assets..............................................     74,830      78,024
                                                                        ---------  -----------
Property and equipment, net...........................................     98,898      88,064
                                                                        ---------  -----------
Other assets:
  Marketable securities...............................................      4,717       1,500
  Other receivables...................................................      6,217       6,875
  Trademarks..........................................................      1,519       1,256
  Deferred income taxes...............................................      2,338       2,329
  Other...............................................................      2,143       1,895
                                                                        ---------  -----------
    Total other assets................................................     16,934      13,855
                                                                        ---------  -----------
      Total assets....................................................  $ 190,662   $ 179,943
                                                                        ---------  -----------
                                                                        ---------  -----------
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................  $  10,268   $  12,071
  Income taxes payable................................................      3,034         667
  Other accrued expenses..............................................      9,318       8,251
  Deferred income taxes...............................................      6,409       6,409
                                                                        ---------  -----------
    Total current liabilities.........................................     29,029      27,398
                                                                        ---------  -----------
Stockholders' equity:
  Preferred Stock, $.01 par value, 5,000,000 shares authorized; none
    issued and outstanding............................................         --          --
  Common Stock, $.01 par value, 30,000,000 shares authorized;
    20,078,074 and 19,893,312 issued and outstanding for 1998 and
    1997, respectively................................................        201         199
  Additional paid-in capital..........................................    116,427     114,185
  Retained earnings...................................................     45,057      38,196
  Marketable securities valuation account.............................        (52)        (35)
                                                                        ---------  -----------
    Total stockholders' equity........................................    161,633     152,545
                                                                        ---------  -----------
      Total liabilities and stockholders' equity......................  $ 190,662   $ 179,943
                                                                        ---------  -----------
                                                                        ---------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT NET INCOME PER SHARE)

                                                 THIRTEEN WEEKS  THIRTEEN WEEKS    TWENTY-SIX       TWENTY-SIX
                                                 ENDED JUNE 30,  ENDED JUNE 29,    WEEKS ENDED      WEEKS ENDED
                                                      1998            1997        JUNE 30, 1998    JUNE 29, 1997
                                                 --------------  --------------  ---------------  ---------------
Revenues:
  Restaurant sales.............................    $   59,843      $   46,294      $   114,810       $  87,186
  Bakery sales.................................         4,430           4,701            8,964           9,038
                                                      -------         -------    ---------------       -------
    Total revenues.............................        64,273          50,995          123,774          96,224
                                                      -------         -------    ---------------       -------
Costs and expenses:
  Cost of food, beverages and supplies.........        17,193          13,120           33,248          24,949
  Bakery costs.................................         2,081           1,828            4,201           3,588
  Operating expenses:
    Labor......................................        20,555          16,572           39,869          31,193
    Occupancy and other........................         9,680           7,944           18,947          15,417
  General and administrative expenses..........         5,762           4,678           10,539           8,970
  Depreciation and amortization expenses.......         2,048           1,563            4,062           3,058
  Preopening amortization expense..............         1,939           1,647            4,143           2,918
                                                      -------         -------    ---------------       -------
    Total costs and expenses...................        59,258          47,352          115,009          90,093
                                                      -------         -------    ---------------       -------
  Income from operations.......................         5,015           3,643            8,765           6,131
  Interest income (expense), net...............           761             (60)           1,495              27
  Other income, net............................           106              88              202             144
                                                      -------         -------    ---------------       -------
  Income before income taxes...................         5,882           3,671           10,462           6,302
  Income tax provision.........................         2,029           1,267            3,601           2,174
                                                      -------         -------    ---------------       -------
  Net income...................................    $    3,853      $    2,404      $     6,861       $   4,128
                                                      -------         -------    ---------------       -------
                                                      -------         -------    ---------------       -------

  Net income per share:
    Basic......................................    $     0.19      $     0.15      $      0.34       $    0.25
    Diluted....................................    $     0.19      $     0.14      $      0.33       $    0.25

  Weighted average shares outstanding:
    Basic......................................        20,065          16,441           19,998          16,430
    Diluted....................................        20,740          16,584           20,627          16,597

  The accompanying notes are an integral part of these consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   TWENTY-SIX       TWENTY-SIX
                                                                                   WEEKS ENDED      WEEKS ENDED
                                                                                  JUNE 30, 1998    JUNE 29, 1997
                                                                                 ---------------  ---------------
Cash flows from operating activities:
  Net income...................................................................     $   6,861        $   4,128
  Adjustments to reconcile net income to cash provided by operating activities:
    Depreciation and amortization..............................................         4,062            3,058
    Preopening amortization....................................................         4,143            2,918
    Loss on available-for-sale securities......................................            --               66
    Deferred income taxes......................................................            --               (5)
    Changes in assets and liabilities:
      Accounts receivable......................................................           815              243
      Other receivables........................................................         5,181             (442)
      Inventories..............................................................          (351)            (113)
      Prepaid expenses.........................................................          (431)            (322)
      Preopening costs.........................................................        (3,749)          (2,705)
      Trademarks...............................................................          (291)              (4)
      Other....................................................................          (309)            (646)
      Accounts payable.........................................................        (1,803)              59
      Income taxes payable.....................................................         2,367            1,767
      Other accrued expenses...................................................         1,067            1,603
                                                                                      -------          -------
        Cash provided by operating activities..................................        17,562            9,605
                                                                                      -------          -------

Cash flows from investing activities:
  Additions to property and equipment..........................................       (14,808)          (7,617)
  Investments in available-for-sale securities.................................       (21,395)              --
  Sales of available-for-sale securities.......................................         8,555              279
                                                                                      -------          -------
        Cash used by investing activities......................................       (27,648)          (7,338)
                                                                                      -------          -------
Cash flows from financing activities:
  Common stock issued..........................................................             2               --
  Proceeds from exercise of employee stock options.............................         2,243              299
                                                                                      -------          -------
        Cash provided by financing activities..................................         2,245              299
                                                                                      -------          -------
Net change in cash and cash equivalents........................................        (7,841)           2,566
Cash and cash equivalents at beginning of period...............................        43,543            8,536
                                                                                      -------          -------
Cash and cash equivalents at end of period.....................................     $  35,702        $  11,102
                                                                                      -------          -------
                                                                                      -------          -------

Supplemental disclosures:
  Interest paid................................................................     $      24        $     210
                                                                                      -------          -------
                                                                                      -------          -------
  Income taxes paid............................................................     $   1,234        $     440
                                                                                      -------          -------
                                                                                      -------          -------

  The accompanying notes are an integral part of these consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998

NOTE A--BASIS OF PRESENTATION

    The accompanying consolidated financial statements of The Cheesecake Factory Incorporated and Subsidiaries (the "Company") for the thirteen weeks and twenty-six weeks ended June 30, 1998 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements presented herein have not been audited by independent public accountants, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The consolidated balance sheet data presented herein for December 30, 1997 was derived from the Company's audited consolidated financial statements for the fiscal year then ended. The preparation of financial statements in accordance with generally accepted accounting principles requires the Company's management to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

NOTE B--INVESTMENTS AND MARKETABLE SECURITIES

    Investments and marketable securities, all classified as available for sale, consisted of the following as of June 30, 1998 (in thousands):

                                                                                          BALANCE
                                                                           UNREALIZED      SHEET
                 CLASSIFICATION                     COST     FAIR VALUE    (LOSS) GAIN    AMOUNT             MATURITY
------------------------------------------------  ---------  -----------  -------------  ---------  --------------------------
CURRENT ASSETS:
                                                                                                    Various dates, all
Corporate obligations...........................  $  18,112   $  18,105     $      (7)   $  18,105  before June 30, 1999
                                                  ---------  -----------          ---    ---------
                                                  ---------  -----------          ---    ---------

OTHER ASSETS:
Corporate obligations...........................  $   3,264   $   3,264     $      --    $   3,264  Various dates, all
                                                                                                    before May 25, 2002
Preferred stocks................................      1,508       1,453           (55)       1,453  No maturity dates
                                                  ---------  -----------          ---    ---------
  Total.........................................  $   4,772   $   4,717     $     (55)   $   4,717
                                                  ---------  -----------          ---    ---------
                                                  ---------  -----------          ---    ---------

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                                 JUNE 30, 1998

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

NOTE D--STOCK SPLIT

    Earnings per share amounts for all periods presented reflect a three-for-two stock split which was effective April 1, 1998.

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

GENERAL

    As of June 30, 1998, the Company operated 24 upscale, high volume casual dining restaurants and a bakery production facility. The Company's revenues consist of sales from its restaurant operations and sales from its bakery operations to other foodservice operators and distributors. Certain costs and expenses relate only to restaurant sales (cost of food, beverages and supplies) or only to bakery sales (bakery costs, which include ingredient, packaging and supply costs). All other operating costs and expenses relate to both restaurant and bakery sales. Comparable restaurant sales include the sales of restaurants open for the full period of each period being compared.

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

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the Consolidated Statements of Operations of the Company expressed as percentages of total revenues. The results of operations for the thirteen weeks and twenty-six weeks ended June 30, 1998, if annualized, are not necessarily indicative of the results to be expected for the full fiscal year.

                                                                        THIRTEEN     THIRTEEN    TWENTY-SIX   TWENTY-SIX
                                                                       WEEKS ENDED  WEEKS ENDED  WEEKS ENDED  WEEKS ENDED
                                                                        JUNE 30,     JUNE 29,     JUNE 30,     JUNE 29,
                                                                          1998         1997         1998         1997
                                                                       -----------  -----------  -----------  -----------
                                                                            %            %            %            %
Revenues:
  Restaurant sales...................................................        93.1         90.8         92.8         90.6
  Bakery sales.......................................................         6.9          9.2          7.2          9.4
                                                                            -----        -----        -----        -----
        Total revenues...............................................       100.0        100.0        100.0        100.0
                                                                            -----        -----        -----        -----
Costs and expenses:
  Cost of food, beverages, and supplies..............................        26.7         25.7         26.9         25.9
  Bakery costs.......................................................         3.2          3.6          3.4          3.8
  Operating expenses:
    Labor............................................................        32.0         32.5         32.2         32.4
    Occupancy and other..............................................        15.1         15.6         15.3         16.0
  General and administrative expenses................................         9.0          9.2          8.5          9.3
  Depreciation and amortization expenses.............................         3.2          3.1          3.3          3.2
  Preopening amortization expense....................................         3.0          3.2          3.3          3.0
                                                                            -----        -----        -----        -----
        Total costs and expenses.....................................        92.2         92.9         92.9         93.6
                                                                            -----        -----        -----        -----
Income from operations...............................................         7.8          7.1          7.1          6.4
Interest income (expense), net.......................................         1.2         (0.1)         1.2          0.0
Other income, net....................................................         0.2          0.2          0.2          0.1
                                                                            -----        -----        -----        -----
Income before income taxes...........................................         9.2          7.2          8.5          6.5
Income tax provision.................................................         3.2          2.5          2.9          2.2
                                                                            -----        -----        -----        -----
Net income...........................................................         6.0          4.7          5.6          4.3
                                                                            -----        -----        -----        -----
                                                                            -----        -----        -----        -----

THIRTEEN WEEKS ENDED JUNE 30, 1998 COMPARED TO THIRTEEN WEEKS ENDED JUNE 29,
  1997

    REVENUES

    For the thirteen weeks ended June 30, 1998, the Company's total revenues increased 26% to $64.3 million versus $51.0 million for the thirteen weeks ended June 29, 1997. Restaurant sales increased $13.6 million or 29% to $59.8 million versus $46.3 million for the same period of the prior year. The $13.6 million increase in restaurant sales consisted of a $1.6 million (3.5%) increase in comparable restaurant sales for the period and a $12.0 million increase from the openings of new restaurants. Sales in comparable restaurants benefited, in part, from the impact of an effective menu price increase of approximately 1.5% which was taken during the months of June and July 1997. Excluding the seven rain-impacted Southern California restaurants from the base of comparable restaurants, sales for the remaining 11 comparable restaurants increased 4.2% during the thirteen weeks ended June 30, 1998. The Company implemented an approximate 1.5% effective menu price increase during June and July 1998 in connection with its semiannual menu update.

    Bakery sales were $4.4 million for the thirteen weeks ended June 30, 1998, a decrease of 5.8% versus the same period of the prior year. This decrease was principally attributable to net lower bakery product purchases from chain restaurant customers, partially offset by net higher product purchase levels from warehouse club and other customers. The Company continues its efforts to develop, test and qualify additional products for current and potential large-account bakery customers.

    The Company developed a limited menu, self-service bakery cafe concept during the first half of 1997 principally to extend The Cheesecake Factory-Registered Trademark- brand and to provide another source of sales and operating leverage for its bakery production facility. The first bakery cafe opened in July 1997 in the Ontario Mills shopping complex near Los Angeles and is operated by Host Marriott Services Corporation ("Host") under a licensing agreement with the Company. During August 1997, the Company opened three small bakery cafe outlets in the new terminal of the Ronald Reagan Washington National Airport. These bakery cafe outlets are currently operated by the Company under a subcontract with Host. The Company has signed an agreement to open and operate a bakery cafe outlet in the Venetian casino and resort in Las Vegas, Nevada which is currently planned for a 1999 opening. The Company also continues to evaluate sites in the Los Angeles market for an additional bakery cafe outlet. If successful, the bakery cafe concept could be more rapidly expanded than the Company's full-service restaurants. Bakery sales include sales from Company-operated bakery cafe outlets, which are not expected to be a material component of the Company's total revenues in the near future.

    COST OF FOOD, BEVERAGES AND SUPPLIES

    During the thirteen weeks ended June 30, 1998, the cost of food, beverages and supplies for the restaurants was $17.2 million versus $13.1 million for the same period last year. The related increase of $4.1 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, these costs increased slightly to 28.7% versus 28.3% for the same period of the prior year, principally as a result of higher produce and dairy-related commodity costs due, in part, to unfavorable weather conditions in certain crop-producing areas during the first quarter of 1998. The menu at the Company's restaurants is one of the most diversified in the industry and, accordingly, is not overly dependent on a single commodity. With respect to newly opened restaurants, costs in this category will typically be higher than normal during the first 90-120 days of operations until the restaurant staffs become more accustomed to optimally managing and servicing the high sales volumes typically experienced by the Company's restaurants.

    BAKERY COSTS

    Bakery costs, which include ingredient, packaging and production supply costs, were $2.1 million for the thirteen weeks ended June 30, 1998 versus $1.8 million for the same period of the prior year. As a percentage of bakery sales, bakery costs for the thirteen weeks ended June 30, 1998 increased to 47.0% versus 38.9% for the comparable period last year. This percentage increase was primarily due to higher costs for dairy-related commodities (principally cream cheese, whipped cream and butter) and a shift in the mix of sales to products with slightly higher bakery costs as a percentage of sales. The general level of dairy-related commodity costs across the country increased significantly during the first half of fiscal 1998 as a result of unfavorable weather and other market conditions. Currently, the Company does not expect its costs for these commodities to begin to abate until the fall of 1998. There can be no assurance that future costs for these commodities, or any commodities used in the Company's bakery or restaurant operations, will not begin to rise again due to unfavorable weather or other market conditions beyond the Company's control.

    OPERATING EXPENSES--LABOR

    Labor expenses, which include restaurant-level labor and bakery direct labor costs (including associated fringe benefits), were $20.6 million for the thirteen weeks ended June 30, 1998 versus $16.6 million for the same period of the prior year. This 24% increase was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses decreased slightly to 32.0% versus 32.5% for the comparable period last year.

    OPERATING EXPENSES--OCCUPANCY AND OTHER

    Occupancy and other expenses for both the restaurants and the bakery increased 22% to $9.7 million for the thirteen weeks ended June 30, 1998 versus $7.9 million for the same period of the prior year. This increase was principally attributable to new restaurant openings. As a percentage of total revenues, occupancy and other expenses decreased slightly to 15.1% for the thirteen weeks ended June 30, 1998 versus 15.6% for the same period of fiscal 1997.

    GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses consist of bakery selling and administrative expenses (including product development and marketing expenses), certain restaurant administrative expenses (principally credit card discounts and certain insurance-related expenses), restaurant field supervision expenses (salaries and expenses of regional vice presidents and area directors of operations) and corporate support expenses (salaries and related fringe benefits, travel and other administrative expenses). General and administrative expenses increased to $5.8 million for the thirteen weeks ended June 30, 1998 versus $4.7 million for the same period of fiscal 1997, an increase of $1.1 million or 23%. As a percentage of total revenues, general and administrative expenses decreased slightly to 9.0% for the thirteen weeks ended June 30, 1998 versus 9.2% for the same period of fiscal 1997.

    The Company expects to continue to strengthen its operational and corporate support infrastructure during the remainder of fiscal 1998 and fiscal 1999 to support its planned future growth. This strengthening will likely result in a higher level of general and administrative expenses during those periods. Additionally, the Company plans to aggressively pursue new large-account customers for its bakery operations which will require continuing investments in product development and marketing programs. One of the Company's principal objectives is to more effectively leverage its operational and corporate support infrastructure with higher sales volumes.

    DEPRECIATION AND AMORTIZATION EXPENSES

    Depreciation and amortization expenses were $2.0 million for the thirteen weeks ended June 30, 1998 versus $1.6 million for the thirteen weeks ended June 29, 1997. As a percentage of total revenues, depreciation and amortization expenses were 3.2% for the thirteen weeks ended June 30, 1998 versus 3.1% for the same period of the prior year. The increase of $0.4 million for the thirteen weeks ended June 30, 1998 was principally due to the openings of new restaurants.

    PREOPENING AMORTIZATION EXPENSE

    Preopening amortization expense was $1.9 million for the thirteen weeks ended June 30, 1998 versus $1.6 million for the thirteen weeks ended June 29, 1997. As a percentage of total revenues, preopening amortization expense decreased slightly to 3.0% versus 3.2% for the same period of the prior year. The increase in the dollar amount of preopening amortization expense was principally due to six new restaurants amortizing their preopening costs during the thirteen weeks ended June 30, 1998, versus five restaurants amortizing their preopening costs during the same period of the prior year.

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

    Consistent with the practice of many casual dining and upscale, highly-customized restaurant entities, the Company defers its restaurant preopening costs and amortizes them over the twelve-month period following the opening of each respective restaurant. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, although earlier adoption is encouraged. Restatement of previously issued financial statements is not permitted by SOP 98-5, and entities are not required to report the pro forma effects of the retroactive application of the new accounting standard. The Company's adoption of the expense-as-incurred accounting principle required by SOP 98-5 will involve the recognition of the cumulative effect of the change in accounting principle required by SOP 98-5 as a one-time charge against earnings, net of any related income tax effect, retroactive to the beginning of the fiscal year of adoption. Total deferred preopening costs were $9.3 million at June 30, 1998. The Company is currently considering its options with respect to the timing of adoption of SOP 98-5.

    As has been the case with the Company's current deferred method for accounting for preopening costs, preopening expense comparisons under the new expense-as-incurred standard will continue to vary from period to period depending on the number and timing of restaurant openings and the specific preopening expenses incurred for each restaurant during each period being compared. Based on the Company's current expansion plans, the Company believes total preopening expenses for fiscal 1998 and 1999 under either accounting principle (deferred or expense-as-incurred) will likely exceed the respective amount for each immediate prior year. However, the new expense-as-incurred accounting principle mandated by SOP 98-5 will, by definition, cause an acceleration in the timing of recognition of preopening expenses. The impact of this accelerated recognition on the Company's results of operations for any given period could be significant, depending on the number of restaurants opened during that period. During fiscal 1996 and 1997, the Company reevaluated its restaurant preopening process with the objective of reducing its timeframe, intensiveness and overall cost. The Company intends to pursue further refinements to this process during fiscal 1998. However, there can be no assurance that preopening costs will be reduced for future restaurants or that preopening expenses will not continue to have a significant impact on the Company's results of operations.

TWENTY-SIX WEEKS ENDED JUNE 30, 1998 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 29,
  1997

    REVENUES

    For the twenty-six weeks ended June 30, 1998, the Company's total revenues increased 29% to $123.8 million versus $96.2 million for the twenty-six weeks ended June 29, 1997. Restaurant sales increased $27.6 million or 32% to $114.8 million versus $87.2 million for the same period of the prior year. The $27.6 million increase in restaurant sales consisted of a $3.0 million (3.7%) increase in comparable restaurant sales for the period and a $24.6 million increase from the openings of new restaurants. Bakery sales decreased slightly to $9.0 million for the twenty-six weeks ended June 30, 1998.

    COST OF FOOD, BEVERAGES AND SUPPLIES

    During the twenty-six weeks ended June 30, 1998, the cost of food, beverages and supplies for the restaurants was $33.2 million versus $24.9 million for the comparable period last year. The related increase of $8.3 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, these costs increased slightly to 29.0% versus 28.6% for the same period of the prior year.

    BAKERY COSTS

    Bakery costs were $4.2 million for the twenty-six weeks ended June 30, 1998 versus $3.6 million for the same period of the prior year. As a percentage of bakery sales, bakery costs for the twenty-six weeks ended

June 30, 1998 increased to 46.9% versus 39.7% for the comparable period last year. This percentage increase was primarily due to higher costs for dairy-related commodities and a shift in the mix of sales to products with slightly higher bakery costs as a percentage of sales.

    OPERATING EXPENSES--LABOR

    Labor expenses were $40.0 million for the twenty-six weeks ended June 30, 1998 versus $31.2 million for the same period of the prior year. This increase was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses decreased slightly to 32.2% versus 32.4% for the comparable period last year due.

    OPERATING EXPENSES--OCCUPANCY AND OTHER

    Occupancy and other expenses for both the restaurants and the bakery increased 23% to $18.9 million for the twenty-six weeks ended June 30, 1998 versus $15.4 million for the same period of the prior year. This increase was principally attributable to new restaurant openings. As a percentage of total revenues, occupancy and other expenses decreased to 15.3% for the twenty-six weeks ended June 30, 1998 versus 16.0% for the same period of fiscal 1997. This percentage decrease was principally attributable to the leveraging of the fixed component of such costs by the 29% increase in revenues for the twenty-six weeks ended June 30, 1998, coupled with lower costs for workers' compensation insurance and certain other cost reductions.

    GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses increased to $10.5 million for the twenty-six weeks ended June 30, 1998 versus $9.0 million for the same period of fiscal 1997, an increase of $1.5 million or 17%. As a percentage of total revenues, general and administrative expenses decreased to 8.5% for the twenty-six weeks ended June 30, 1998 versus 9.3% for the same period of fiscal 1997. This percentage decrease was principally attributable to the leveraging of the fixed component of such costs by the 29% increase in revenues for the twenty-six weeks ended June 30, 1998.

    DEPRECIATION AND AMORTIZATION EXPENSES

    Depreciation and amortization expenses were $4.1 million for the twenty-six weeks ended June 30, 1998 versus $3.1 million for the twenty-six weeks ended June 29, 1997. As a percentage of total revenues, depreciation and amortization expenses were 3.3% for the twenty-six weeks ended June 30, 1998 versus 3.2% for the same period of the prior year. The increase of $1.0 million for the twenty-six weeks ended June 30, 1998 was principally due to the openings of new restaurants.

    PREOPENING AMORTIZATION EXPENSE

    Preopening amortization expense was $4.1 million for the twenty-six weeks ended June 30, 1998 versus $2.9 million for the same period of the prior year. As a percentage of total revenues, preopening amortization expense was 3.3% versus 3.0% for the twenty-six weeks ended June 29, 1997. The increase in preopening amortization expense during the twenty-six weeks ended June 30, 1998 was principally due to a greater number of new restaurants amortizing their preopening costs versus the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    The following table presents a summary of the Company's key liquidity measurements for the twenty-six weeks ended June 30, 1998 and June 29, 1997.

                                                                                            TWENTY-SIX WEEKS ENDED
                                                                                           ------------------------
                                                                                            JUNE 30,     JUNE 29,
                                                                                              1998         1997
                                                                                           -----------  -----------
                                                                                              (DOLLAR AMOUNTS IN
                                                                                                  MILLIONS)
Cash and marketable securities on hand, end of period....................................   $    58.5    $    13.0
Net working capital, end of period.......................................................   $    45.8    $     7.1
Current ratio, end of period.............................................................       2.6:1        1.3:1
Long-term debt, end of period............................................................      --        $     6.0
Cash provided by operations..............................................................   $    17.6    $     9.6
Capital expenditures.....................................................................   $    14.8    $     7.6

    The increases in cash and marketable securities on hand and net working capital as noted in the preceding table principally resulted from the Company's completion of a follow-on public offering of 3.5 million shares of its common stock in November 1997 at a price to the public of $18.00 per share. Of the approximate $58.6 million of net proceeds to the Company from that offering, $14 million was utilized in December 1997 to repay in full all funded debt outstanding at that time under the Company's $25 million revolving credit and term loan facility (the "Credit Facility"). The remaining $44.6 million of net proceeds from that offering was invested in short-term, investment grade, interest-bearing securities.

    Cash provided by operations was $17.6 million for the twenty-six weeks ended June 30, 1998 compared to $9.6 million for the same period of the prior year. The related increase of $8.0 million was principally due to the collection of construction contributions due from landlords.

    As of August 4, 1998, there were no borrowings outstanding under the Credit Facility. The terms of the Credit Facility were amended in March 1998 to provide for, among other things, borrowings under the Credit Facility to bear interest at variable rates based, at the Company's option, on either the prime rate of interest, the lending institution's cost of funds rate plus 0.75%, or the applicable LIBOR rate plus 0.75%. The Credit Facility expires on May 30, 2000. On that date, a maximum of $25 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at an interest rate of 0.5% higher than the applicable revolving credit rates. The Credit Facility is not collateralized and requires the Company to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of its operations, with which the Company is currently in compliance.

    During fiscal 1997, the Company's total capital expenditures were $21.7 million, most of which were related to its restaurant operations. For fiscal 1998, the Company currently estimates its total capital expenditure requirement should range between $28 - $30 million, excluding approximately $7 - $8 million of expected noncapitalizable restaurant preopening costs and net of anticipated landlord construction contributions. This estimate contemplates as many as seven new restaurants to be opened during fiscal 1998 and provides for an anticipated increase in construction-in-progress disbursements for anticipated fiscal 1999 openings. The Company has historically leased the land and building shells for its restaurant locations and has expended cash for leasehold improvements and furnishings, fixtures and equipment for the locations.

    The Company's primary expansion objective is to increase its total restaurant productive square footage and operating weeks by 25% to 30% during fiscal 1998 and 1999. As of August 4, 1998, there were five restaurants under construction or in the design and permitting process for potential 1998 openings. These restaurants are located in Irvine, California; Dallas, Texas; San Diego, California; Sunrise, Florida; and Thousand Oaks, California. Leases have also been signed for potential 1999 openings in Columbus,

Ohio and Boulder, Colorado. In addition to growing its full-service restaurant concept, the Company has entered into an agreement to lease and operate foodservice facilities in the first two DisneyQuest-TM- entertainment facilities. The first DisneyQuest-TM- facility opened on June 17, 1998 in Orlando, Florida, and the second opening is currently planned for summer 1999 in Chicago, Illinois. The Company has also signed a lease to develop and operate a 20,000 square foot restaurant in the new Venetian casino and resort in Las Vegas (currently planned for a spring 1999 opening) to be called Grand Lux Cafe.

    Based on its current expansion objectives and opportunities, the Company believes its cash and short-term investments on hand, coupled with expected cash provided by operations, available borrowings under its Credit Facility, and expected construction contributions from landlords should be sufficient to finance its planned capital expenditures and other operating activities through fiscal 1999. The Company anticipates that it may seek additional funds to finance its future growth. However, there can be no assurance that such funds will be available when needed or be available on terms acceptable to the Company.

    The Company effected a three-for-two stock split on April 1, 1998. The Company is also authorized to repurchase up to 450,000 shares of its common stock for reissuance upon the exercise of stock options under the Company's current stock option plans. A source of funding for share repurchases will be the proceeds to the Company from the exercise of stock options. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by the Company. As of August 4, 1998, no shares had been repurchased by the Company.

                          PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    10.7 David Overton Employment Agreement

    10.8 Linda J. Candioty Employment Agreement

(b) Reports on Form 8-K. None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE CHEESECAKE FACTORY
                                INCORPORATED
Date: August 10, 1998

                                By:             /s/ DAVID M. OVERTON
                                     -----------------------------------------
                                                  David M. Overton
                                        CHAIRMAN OF THE BOARD, PRESIDENT AND
                                              CHIEF EXECUTIVE OFFICER

                                By:            /s/ GERALD W. DEITCHLE
                                     -----------------------------------------
                                                 Gerald W. Deitchle
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER