Form 10-Q
period 1998-09-29
CHEESECAKE FACTORY INCORPORATED
filed 1998-11-13
CIK 887596

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1998 COMMISSION FILE NUMBER 0-20574

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

                                Yes /X/  No / /

    As of November 10, 1998, 19,870,867 shares of the registrant's Common Stock, $.01 par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                                     INDEX

                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                          -----------

PART I.  FINANCIAL INFORMATION

    Item 1.    Financial Statements:

               Consolidated Balance Sheets--September 29, 1998 and December 30, 1997....................           1

               Consolidated Statements of Operations--Thirteen weeks and thirty-nine weeks ended
                 September 29, 1998 and September 28, 1997..............................................           2

               Consolidated Statements of Cash Flows--Thirty-nine weeks ended September 29, 1998 and
                 September 28, 1997.....................................................................           3

               Notes to Consolidated Financial Statements--September 29, 1998...........................         4-5

    Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations....        6-13

PART II.  OTHER INFORMATION

    Item 6.    Exhibits and Reports on Form 8-K.........................................................          14

    Signatures..........................................................................................          15

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            SEPTEMBER 29,   DECEMBER 30,
                                                                1998            1997
                                                            -------------   -------------
                                         ASSETS
Current assets:
  Cash and cash equivalents...............................     $ 26,342        $ 43,543
  Investments and marketable securities...................       16,051           8,508
  Accounts receivable.....................................        1,772           2,164
  Other receivables.......................................        3,900           8,087
  Inventories.............................................        6,453           5,069
  Prepaid expenses........................................        1,547             963
  Preopening expenses.....................................        9,770           9,690
                                                            -------------   -------------
    Total current assets..................................       65,835          78,024
                                                            -------------   -------------
Property and equipment, net...............................      103,299          88,064
                                                            -------------   -------------
Other assets:
  Marketable securities...................................       10,745           1,500
  Other receivables.......................................        7,692           6,875
  Trademarks..............................................        1,532           1,256
  Deferred income taxes...................................        2,359           2,329
  Other...................................................        2,460           1,895
                                                            -------------   -------------
    Total other assets....................................       24,788          13,855
                                                            -------------   -------------
      Total assets........................................     $193,922        $179,943
                                                            -------------   -------------
                                                            -------------   -------------

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................     $ 13,019        $ 12,071
  Income taxes payable....................................        2,512             667
  Other accrued expenses..................................        9,124           8,251
  Deferred income taxes...................................        6,409           6,409
                                                            -------------   -------------
    Total current liabilities.............................       31,064          27,398
                                                            -------------   -------------
Stockholders' equity:
Preferred Stock, $.01 par value, 5,000,000 shares
  authorized; none issued and outstanding.................      --              --
Junior Participating Cumulative Preferred Stock, $.01 par
  value, 150,000 shares authorized; none issued and
  outstanding.............................................      --              --
Common Stock, $.01 par value, 30,000,000 shares
  authorized; 20,081,867 issued and 19,893,312 issued and
  outstanding for 1998 and 1997, respectively.............          201             199
Additional paid-in capital................................      116,490         114,185
Retained earnings.........................................       49,263          38,196
Marketable securities valuation account...................          (88)            (35)
                                                            -------------   -------------
                                                                165,866         152,545
Less: Treasury Stock, 181,000 shares of common stock at
  cost for 1998...........................................       (3,008)        --
                                                            -------------   -------------
    Total stockholders' equity............................      162,858         152,545
                                                            -------------   -------------
      Total liabilities and stockholders' equity..........     $193,922        $179,943
                                                            -------------   -------------
                                                            -------------   -------------

  The accompanying notes are an integral part of these consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  (IN THOUSANDS, EXCEPT NET INCOME PER SHARE)

                                                              THIRTEEN        THIRTEEN       THIRTY-NINE     THIRTY-NINE
                                                             WEEKS ENDED     WEEKS ENDED     WEEKS ENDED     WEEKS ENDED
                                                            SEPTEMBER 29,   SEPTEMBER 28,   SEPTEMBER 29,   SEPTEMBER 28,
                                                                1998            1997            1998            1997
                                                            -------------   -------------   -------------   -------------
Revenues:
  Restaurant sales........................................     $ 64,259        $ 49,558        $179,069        $136,744
  Bakery sales............................................        4,317           3,996          13,282          13,033
                                                            -------------   -------------   -------------   -------------
      Total revenues......................................       68,576          53,554         192,351         149,777
                                                            -------------   -------------   -------------   -------------
Costs and expenses:
  Cost of food, beverages and supplies....................       18,542          14,024          51,790          38,973
  Bakery costs............................................        2,046           1,625           6,247           5,213
  Operating expenses:
    Labor.................................................       21,899          17,282          61,768          48,475
    Occupancy and other...................................       10,702           8,476          29,650          23,893
  General and administrative expenses.....................        5,900           4,844          16,439          13,814
  Depreciation and amortization expenses..................        2,168           1,635           6,230           4,693
  Preopening amortization expense.........................        2,094           1,456           6,238           4,374
                                                            -------------   -------------   -------------   -------------
      Total costs and expenses............................       63,351          49,342         178,362         139,435
                                                            -------------   -------------   -------------   -------------
Income from operations....................................        5,225           4,212          13,989          10,342
Interest income, net......................................          836              77           2,330             105
Other income, net.........................................           59             140             262             284
                                                            -------------   -------------   -------------   -------------
Income before income taxes................................        6,120           4,429          16,581          10,731
Income tax provision......................................        1,911           1,528           5,512           3,702
                                                            -------------   -------------   -------------   -------------
Net income................................................     $  4,209        $  2,901        $ 11,069        $  7,029
                                                            -------------   -------------   -------------   -------------
                                                            -------------   -------------   -------------   -------------

Net income per share:
  Basic...................................................     $   0.21        $   0.18        $   0.55        $   0.43
  Diluted.................................................     $   0.21        $   0.17        $   0.54        $   0.42

Weighted average shares outstanding:
  Basic...................................................       20,059          16,434          20,018          16,442
  Diluted.................................................       20,510          16,784          20,591          16,663

  The accompanying notes are an integral part of these consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                             THIRTY-NINE     THIRTY-NINE
                                                             WEEKS ENDED     WEEKS ENDED
                                                            SEPTEMBER 29,   SEPTEMBER 28,
                                                                1998            1997
                                                            -------------   -------------
Cash flows from operating activities:
  Net income..............................................     $ 11,069        $  7,029
  Adjustments to reconcile net income to cash provided by
    operating activities:
    Depreciation and amortization.........................        6,230           4,693
    Preopening amortization...............................        6,238           4,374
    Deferred income taxes.................................      --                   (5)
    Loss on sale of assets................................      --                  122
    Loss on available-for-sale securities.................      --                   56
    Changes in assets and liabilities:
      Accounts receivable.................................          392             292
      Other receivables...................................        3,370          (1,387)
      Inventories.........................................       (1,384)           (365)
      Prepaid expenses....................................         (584)            (66)
      Preopening expenses.................................       (6,318)         (5,801)
      Trademarks..........................................         (319)         (1,900)
      Other...............................................         (654)           (166)
      Accounts payable....................................          948           2,511
      Income taxes payable................................        1,845           2,095
      Other accrued expenses..............................          873           4,568
                                                            -------------   -------------
        Cash provided by operating activities.............       21,706          16,050
                                                            -------------   -------------

Cash flows from investing activities:
  Additions to property and equipment.....................      (21,333)        (18,079)
  Sales of property and equipment.........................      --                   47
  Investments in available-for-sale securities............      (31,780)         (1,548)
  Sales of available-for-sale securities..................       14,908             791
                                                            -------------   -------------
        Cash used by investing activities.................      (38,205)        (18,789)
                                                            -------------   -------------

Cash flows from financing activities:
  Proceeds from bank borrowings...........................      --                3,000
  Common stock issued.....................................            1               1
  Treasury stock purchased................................       (3,008)        --
  Proceeds from exercise of employee stock options........        2,305             323
                                                            -------------   -------------
        Cash provided (used) by financing activities......         (702)          3,324
                                                            -------------   -------------
Net change in cash and cash equivalents...................      (17,201)            585
Cash and cash equivalents at beginning of period..........       43,543           8,536
                                                            -------------   -------------
Cash and cash equivalents at end of period................     $ 26,342        $  9,121
                                                            -------------   -------------
                                                            -------------   -------------

Supplemental disclosures:
  Interest paid...........................................     $     24        $    340
                                                            -------------   -------------
                                                            -------------   -------------
  Income taxes paid.......................................     $  3,675        $  1,639
                                                            -------------   -------------
                                                            -------------   -------------

  The accompanying notes are an integral part of these consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 29, 1998

NOTE A--BASIS OF PRESENTATION

    The accompanying consolidated financial statements of The Cheesecake Factory Incorporated and Subsidiaries (the "Company") for the thirteen weeks and thirty-nine weeks ended September 29, 1998 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements presented herein have not been audited by independent public accountants, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The consolidated balance sheet data presented herein for December 30, 1997 was derived from the Company's audited consolidated financial statements for the fiscal year then ended. The preparation of financial statements in accordance with generally accepted accounting principles requires the Company's management to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

    Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 30, 1997. When compared to the Company's press release dated October 22, 1998, the amounts reported herein for the current and long-term portions of investments and marketable securities differ as a result of final classification adjustments, although the total amount of reported investments and marketable securities is the same.

NOTE B--INVESTMENTS AND MARKETABLE SECURITIES

    Investments and marketable securities, all classified as available for sale, consisted of the following as of September 29, 1998 (in thousands):

                                                                 UNREALIZED     BALANCE
                                                                   (LOSS)        SHEET
CLASSIFICATION                            COST     FAIR VALUE       GAIN        AMOUNT              MATURITY
--------------------------------------  ---------  -----------  -------------  ---------  ----------------------------
CURRENT ASSETS:
Corporate obligations.................  $  16,132   $  16,051     $     (81)   $  16,051  Various dates, all before
                                        ---------  -----------          ---    ---------  June 30, 1999
                                        ---------  -----------          ---    ---------

OTHER ASSETS:
Corporate obligations.................  $   9,294   $   9,298     $       4    $   9,298  Various dates, all before
                                                                                            May 25, 2002
Preferred stocks......................      1,508       1,447           (61)       1,447  No maturity dates
                                        ---------  -----------          ---    ---------
  Total...............................  $  10,802   $  10,745     $     (57)   $  10,745
                                        ---------  -----------          ---    ---------
                                        ---------  -----------          ---    ---------

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                               SEPTEMBER 29, 1998

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

NOTE D--STOCK TRANSACTIONS

    Earnings per share amounts for all periods presented reflect a three-for-two stock split which was effective April 1, 1998.

    The Company is also authorized to repurchase up to 450,000 shares of its common stock for reissuance upon the exercise of stock options under the Company's current stock option plans. As of November 10, 1998, the Company has repurchased 211,000 shares at a total cost of approximately $3.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    CERTAIN STATEMENTS IN THIS FORM 10-Q WHICH ARE NOT HISTORICAL FACTS CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE CHEESECAKE FACTORY INCORPORATED AND ITS SUBSIDIARIES TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY FORWARD-LOOKING STATEMENTS. SUCH RISKS, UNCERTAINTIES, AND OTHER FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING: CHANGES IN GENERAL ECONOMIC CONDITIONS WHICH AFFECT CONSUMER SPENDING PATTERNS FOR RESTAURANT DINING OCCASIONS; INCREASING COMPETITION IN THE UPSCALE CASUAL DINING SEGMENT OF THE RESTAURANT INDUSTRY; ADVERSE WEATHER CONDITIONS WHICH IMPACT CUSTOMER TRAFFIC AT THE COMPANY'S RESTAURANTS IN GENERAL AND WHICH CAUSE THE TEMPORARY UNDERUTILIZATION OF OUTDOOR PATIO SEATING AVAILABLE AT SEVERAL OF THE COMPANY'S RESTAURANTS; EVENTS WHICH INCREASE THE COST TO DEVELOP AND/OR DELAY THE DEVELOPMENT AND OPENING OF THE COMPANY'S NEW, HIGHLY CUSTOMIZED RESTAURANTS; CHANGES IN THE AVAILABILITY AND/OR COST OF RAW MATERIALS, MANAGEMENT AND HOURLY LABOR, AND OTHER RESOURCES NECESSARY TO OPERATE THE COMPANY'S RESTAURANTS AND BAKERY PRODUCTION FACILITY; THE SUCCESS OF OPERATING INITIATIVES, INCLUDING BRAND EXTENSIONS AND NEW CONCEPTS; DEPTH OF MANAGEMENT; ADVERSE PUBLICITY; THE COMPANY'S DEPENDENCE ON A SINGLE BAKERY PRODUCTION FACILITY; THE COMPANY'S ABILITY TO OBTAIN AND RETAIN LARGE-ACCOUNT CUSTOMERS FOR ITS BAKERY OPERATIONS; CHANGES IN TIMING AND/OR SCOPE OF THE PURCHASING PLANS OF LARGE-ACCOUNT BAKERY CUSTOMERS WHICH CAUSE FLUCTUATIONS IN BAKERY SALES AND OPERATING RESULTS; THE RATE OF GROWTH OF GENERAL AND ADMINISTRATIVE EXPENSES ASSOCIATED WITH BUILDING A STRENGTHENED CORPORATE INFRASTRUCTURE TO SUPPORT THE COMPANY'S EXPANDED RESTAURANT AND BAKERY OPERATIONS; THE AVAILABILITY, AMOUNT, TYPE, AND COST OF CAPITAL FOR THE COMPANY AND THE DEPLOYMENT OF SUCH CAPITAL; CHANGES IN, OR ANY FAILURE TO COMPLY WITH, GOVERNMENTAL REGULATIONS; THE REVALUATION OF ANY OF THE COMPANY'S ASSETS; THE AMOUNT OF, AND ANY CHANGES TO, TAX RATES; IMPACT OF YEAR 2000 ISSUES; AND OTHER FACTORS REFERENCED IN THIS FORM 10-Q AND THE COMPANY'S FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION FOR THE FISCAL YEAR ENDED DECEMBER 30, 1997.

GENERAL

    As of November 10, 1998, the Company operated 26 upscale, high volume casual dining restaurants and a bakery production facility. The Company's revenues consist of sales from its restaurant operations and sales from its bakery operations to other foodservice operators and distributors. Certain costs and expenses relate only to restaurant sales (cost of food, beverages and supplies) or only to bakery sales (bakery costs, which include ingredient, packaging and supply costs). All other operating costs and expenses relate to both restaurant and bakery sales. Comparable restaurant sales include the sales of restaurants open for the full period of each period being compared.

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

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the Consolidated Statements of Operations of the Company expressed as percentages of total revenues. The results of operations for the thirteen weeks and thirty-nine weeks ended September 29, 1998, if annualized, are not necessarily indicative of the results to be expected for the full fiscal year.

                                                              THIRTEEN        THIRTEEN       THIRTY-NINE     THIRTY-NINE
                                                             WEEKS ENDED     WEEKS ENDED     WEEKS ENDED     WEEKS ENDED
                                                            SEPTEMBER 29,   SEPTEMBER 28,   SEPTEMBER 29,   SEPTEMBER 28,
                                                                1998            1997            1998            1997
                                                            -------------   -------------   -------------   -------------
                                                                  %               %               %               %
Revenues:
  Restaurant sales........................................         93.7            92.5            93.1            91.3
  Bakery sales............................................          6.3             7.5             6.9             8.7
                                                                  -----          ------          ------          ------
      Total revenues......................................        100.0           100.0           100.0           100.0
                                                                  -----          ------          ------          ------
Costs and expenses:
  Cost of food, beverages and supplies....................         27.0            26.2            26.9            26.0
  Bakery costs............................................          3.0             3.0             3.3             3.5
  Operating expenses:
    Labor.................................................         31.9            32.3            32.1            32.4
    Occupancy and other...................................         15.6            15.8            15.4            16.0
  General and administrative expenses.....................          8.6             9.0             8.6             9.2
  Depreciation and amortization expenses..................          3.2             3.1             3.2             3.1
  Preopening amortization expense.........................          3.1             2.7             3.2             2.9
                                                                  -----          ------          ------          ------
      Total costs and expenses............................         92.4            92.1            92.7            93.1
                                                                  -----          ------          ------          ------
Income from operations....................................          7.6             7.9             7.3             6.9
Interest income, net......................................          1.2             0.1             1.2             0.1
Other income, net.........................................          0.1             0.3             0.1             0.2
                                                                  -----          ------          ------          ------
Income before income taxes................................          8.9             8.3             8.6             7.2
Income tax provision......................................          2.8             2.9             2.9             2.5
                                                                  -----          ------          ------          ------
Net income................................................          6.1             5.4             5.7             4.7
                                                                  -----          ------          ------          ------
                                                                  -----          ------          ------          ------

THIRTEEN WEEKS ENDED SEPTEMBER 29, 1998 COMPARED TO THIRTEEN WEEKS ENDED
  SEPTEMBER 28, 1997

    REVENUES

    For the thirteen weeks ended September 29, 1998, the Company's total revenues increased 28% to $68.6 million versus $53.6 million for the thirteen weeks ended September 28, 1997. Restaurant sales increased $14.7 million or 30% to $64.3 million versus $49.6 million for the same period of the prior year. The $14.7 million increase in restaurant sales consisted of a $1.4 million (2.8%) increase in comparable restaurant sales for the period and a $13.3 million increase from the openings of new restaurants. Sales in comparable restaurants benefited, in part, from the impact of an effective menu price increase of approximately 1.5% which was taken during the months of June and July 1998.

    Bakery sales were $4.3 million for the thirteen weeks ended September 29, 1998, an increase of 8.1% versus the same period of the prior year. This increase was principally attributable to higher product sales to warehouse club customers. The Company continues its efforts to develop, test and qualify additional products for current and potential large-account bakery customers.

    The Company developed a limited menu, self-service bakery cafe concept during the first half of 1997 principally to extend The Cheesecake Factory-Registered Trademark- brand and to provide another source of sales and operating leverage for its bakery production facility. The first bakery cafe opened in July 1997 in the Ontario Mills shopping complex near Los Angeles and is operated by Host Marriott Services Corporation ("Host") under a licensing agreement with the Company. During August 1997, the Company opened three small bakery cafe outlets in the new terminal of the Ronald Reagan Washington National Airport. These bakery cafe outlets are currently operated by the Company under a subcontract with Host. The Company has signed an agreement to open and operate a bakery cafe outlet in the Venetian casino and resort in Las Vegas, Nevada which is currently planned for a spring of 1999 opening. In addition, the Company has agreed to permit Host to open another licensed bakery cafe outlet in Norfolk, Virginia during 1999. The Company also continues to evaluate sites in the Los Angeles market for an additional bakery cafe outlet. If successful, the bakery cafe concept could be more rapidly expanded than the Company's full-service restaurants. Bakery sales include sales from Company-operated bakery cafe outlets, which are not expected to be a material component of the Company's total revenues in the near future.

    COST OF FOOD, BEVERAGES AND SUPPLIES

    During the thirteen weeks ended September 29, 1998, the cost of food, beverages and supplies for the restaurants was $18.5 million versus $14.0 million for the same period last year. The related increase of $4.5 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, these costs increased slightly to 28.9% versus 28.3% for the same period of the prior year, principally as a result of higher produce, chicken and dairy-related commodity costs due, in part, to unfavorable weather conditions in certain agricultural areas during the nine months ended September 29, 1998. The menu at the Company's restaurants is one of the most diversified in the industry and, accordingly, is not overly dependent on a single commodity. With respect to newly opened restaurants, costs in this category will typically be higher than normal during the first 90-120 days of operations until the restaurant's staff become more accustomed to optimally managing and servicing the high sales volumes typically experienced by the Company's restaurants.

    BAKERY COSTS

    Bakery costs, which include ingredient, packaging and production supply costs, were $2.1 million for the thirteen weeks ended September 29, 1998 versus $1.6 million for the same period of the prior year. As a percentage of bakery sales, bakery costs for the thirteen weeks ended September 29, 1998 increased to 47.4% versus 40.7% for the comparable period last year. This percentage increase was primarily due to higher costs for dairy-related commodities (principally cream cheese, whipped cream, and butter) and a shift in the mix of sales to products with slightly higher bakery costs as a percentage of sales. The general level of dairy-related commodity costs across the country has increased significantly during fiscal 1998 as a result of unfavorable market conditions for these commodities. The Company's costs for dairy-related commodities have slightly abated during the past 30 days. However, there can be no assurance that future costs for these commodities, or any commodities used in the Company's bakery or restaurant operations, will abate to their previous levels or not begin to rise again due to unfavorable weather or other market conditions beyond the Company's control.

    OPERATING EXPENSES--LABOR

    Labor expenses, which includes restaurant-level labor and bakery direct labor costs (including associated fringe benefits), were $21.9 million for the thirteen weeks ended September 29, 1998 versus $17.3 million for the same period of the prior year. This 27% increase was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses decreased slightly to 31.9% versus 32.3% for the comparable period last year.

    OPERATING EXPENSES--OCCUPANCY AND OTHER

    Occupancy and other expenses for both the restaurants and the bakery increased 26% to $10.7 million for the thirteen weeks ended September 29, 1998 versus $8.5 million for the same period of the prior year. This increase was principally attributable to new restaurant openings. As a percentage of total revenues, occupancy and other expenses decreased slightly to 15.6% for the thirteen weeks ended September 29, 1998 versus 15.8% for the same period of fiscal 1997.

    GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses consist of bakery selling and administrative expenses (including product development and marketing expenses), certain restaurant administrative expenses (principally credit card discounts and certain insurance-related expenses), restaurant field supervision expenses (salaries and expenses of regional vice presidents and area directors of operations) and corporate support expenses (salaries and related fringe benefits, travel, and other administrative expenses). General and administrative expenses increased to $5.9 million for the thirteen weeks ended September 29, 1998 versus $4.8 million for the same period of fiscal 1997, an increase of $1.1 million or 22%. As a percentage of total revenues, general and administrative expenses decreased slightly to 8.6% for the thirteen weeks ended September 29, 1998 versus 9.0% for the same period of fiscal 1997.

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

    DEPRECIATION AND AMORTIZATION EXPENSES

    Depreciation and amortization expenses were $2.1 million for the thirteen weeks ended September 29, 1998 versus $1.6 million for the thirteen weeks ended September 28, 1997. As a percentage of total revenues, depreciation and amortization expenses were 3.2% for the thirteen weeks ended September 29, 1998 versus 3.1% for the same period of the prior year. The increase of $0.5 million for the thirteen weeks ended September 29, 1998 was principally due to the openings of new restaurants.

    PREOPENING AMORTIZATION EXPENSE

    Preopening amortization expense was $2.1 million for the thirteen weeks ended September 29, 1998 versus $1.5 million for the thirteen weeks ended September 28, 1997. As a percentage of total revenues, preopening amortization expense increased slightly to 3.1% versus 2.7% for the same period of the prior year. The increase in the dollar amount of preopening amortization expense was principally due to six new restaurants amortizing their preopening costs during the thirteen weeks ended September 29, 1998 versus four restaurants amortizing their preopening costs during the same period of the prior year.

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

    Consistent with the practice of many casual dining and upscale, highly-customized restaurant entities, the Company defers its restaurant preopening costs and amortizes them over the twelve-month period following the opening of each respective restaurant. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, although earlier adoption is encouraged. Restatement of previously issued financial statements is not permitted by SOP 98-5, and entities are not required to report the pro forma effects of the retroactive application of the new accounting standard. The Company's adoption of the expense-as-incurred accounting principle required by SOP 98-5 will involve the recognition of the cumulative effect of the change in accounting principle required by SOP 98-5 as a one-time charge against earnings, net of any related income tax effect, retroactive to the beginning of the fiscal year of adoption. Total deferred preopening costs were $9.8 million at September 29, 1998.

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

THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 1998 COMPARED TO
  THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1997

    REVENUES

    For the thirty-nine weeks ended September 29, 1998, the Company's total revenues increased 29% to $192.4 million versus $149.8 million for the thirty-nine weeks ended September 28, 1997. Restaurant sales increased $42.3 million or 31% to $179.1 million versus $136.7 million for the same period of the prior year. The $42.3 million increase in restaurant sales consisted of a $3.9 million (3.1%) increase in comparable restaurant sales for the period and a $38.4 million increase from the openings of new restaurants. Bakery sales increased to $13.3 million for the thirty-nine weeks ended September 29, 1998 compared to $13.0 million for the same period of the prior year.

    COST OF FOOD, BEVERAGES AND SUPPLIES

    During the thirty-nine weeks ended September 29, 1998, the cost of food, beverages and supplies for the restaurants was $51.8 million versus $39.0 million for the comparable period last year. The related increase of $12.8 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, these costs increased slightly to 28.9% versus 28.5% for the same period of the prior year, principally as a result of higher produce, chicken and dairy commodity costs.

    BAKERY COSTS

    Bakery costs were $6.2 million for the thirty-nine weeks ended September 29, 1998 versus $5.2 million for the same period of the prior year. As a percentage of bakery sales, bakery costs for the thirty-nine weeks ended September 29, 1998 increased to 47.1% versus 40.0% for the comparable period last year. This percentage increase was primarily due to higher costs for dairy-related commodities and a shift in the mix of sales to products with slightly higher bakery costs as a percentage of sales.

    OPERATING EXPENSES--LABOR

    Labor expenses were $61.8 million for the thirty-nine weeks ended September 29, 1998 versus $48.5 million for the same period of the prior year. This increase was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses decreased slightly to 32.1% versus 32.4% for the comparable period last year.

    OPERATING EXPENSES--OCCUPANCY AND OTHER

    Occupancy and other expenses for both the restaurants and the bakery increased 24% to $29.6 million for the thirty-nine weeks ended September 29, 1998 versus $23.9 million for the same period of the prior year. This increase was principally attributable to new restaurant openings. As a percentage of total revenues, occupancy and other expenses decreased to 15.4% for the thirty-nine weeks ended September 29, 1998 versus 16.0% for the same period of fiscal 1997. This percentage decrease was principally attributable to the leveraging of the fixed component of such costs by the 29% increase in revenues for the thirty-nine weeks ended September 29, 1998, coupled with lower costs for workers' compensation insurance and certain other cost reductions.

    GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses increased to $16.4 million for the thirty-nine weeks ended September 29, 1998 versus $13.8 million for the same period of fiscal 1997, an increase of $2.6 million or 19%. As a percentage of total revenues, general and administrative expenses decreased to 8.5% for the thirty-nine weeks ended September 29, 1998 versus 9.2% for the same period of fiscal 1997. This percentage decrease was principally attributable to the leveraging of the fixed component of such costs by the 29% increase in revenues for the thirty-nine weeks ended September 29, 1998.

    DEPRECIATION AND AMORTIZATION EXPENSES

    Depreciation and amortization expenses were $6.2 million for the thirty-nine weeks ended September 29, 1998 versus $4.7 million for the thirty-nine weeks ended September 28, 1997. As a percentage of total revenues, depreciation and amortization expenses were 3.2% for the thirty-nine weeks ended September 29, 1998 versus 3.1% for the same period of the prior year. The increase of $1.5 million for the thirty-nine weeks ended September 29, 1998 was principally due to the openings of new restaurants.

    PREOPENING AMORTIZATION EXPENSE

    Preopening amortization expense was $6.2 million for the thirty-nine weeks ended September 29, 1998 versus $4.4 million for the same period of the prior year. As a percentage of total revenues, preopening amortization expense was 3.2% versus 2.9% for the thirty-nine weeks ended September 28, 1997. The increase in preopening amortization expense during the thirty-nine weeks ended September 29, 1998 was principally due to a greater number of new restaurants amortizing their preopening costs versus the same period of the prior year.

    LIQUIDITY AND CAPITAL RESOURCES

    The following table presents a summary of the Company's key liquidity measurements for the thirty-nine weeks ended September 29, 1998 and September 28, 1997.

                                                                      THIRTY-NINE WEEKS ENDED
                                                                  --------------------------------
                                                                   SEPTEMBER 29,    SEPTEMBER 28,
                                                                       1998             1997
                                                                  ---------------  ---------------
                                                                    (DOLLAR AMOUNTS IN MILLIONS)
Cash and marketable securities on hand, end of period...........     $    53.1        $    12.1
Net working capital, end of period..............................     $    34.8        $     3.2
Current ratio, end of period....................................         2.1:1            1.1:1
Long-term debt, end of period...................................            --        $     9.0
Cash provided by operations.....................................     $    21.7        $    16.1
Capital expenditures............................................     $    21.3        $    18.1

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

    Cash provided by operations was $21.7 million for the thirty-nine weeks ended September 29, 1998 compared to $16.1 million for the same period of the prior year. The related increase of $5.6 million was principally due to the collection of construction contributions due from landlords.

    As of November 10, 1998, there were no borrowings outstanding under the Credit Facility. The terms of the Credit Facility were amended in March 1998 to provide for, among other things, borrowings under the Credit Facility to bear interest at variable rates based, at the Company's option, on either the prime rate of interest, the lending institution's cost of funds rate plus 0.75%, or the applicable LIBOR rate plus 0.75%. The Credit Facility expires on May 31, 2000. On that date, a maximum of $25 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rate of 0.5% higher than the applicable revolving credit rates. The Credit Facility is not collateralized and requires the Company to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of its operations, with which the Company is currently in compliance.

    During fiscal 1997, the Company's total capital expenditures were $21.7 million, most of which were related to its restaurant operations. For fiscal 1998, the Company currently estimates its total capital expenditure requirement should range between $25 - $30 million, excluding approximately $7 - $8 million of expected noncapitalizable restaurant preopening costs and net of anticipated landlord construction contributions. This estimate contemplates as many as six new restaurants to be opened during fiscal 1998 and early 1999 (including DisneyQuest--Orlando) and provides for an anticipated increase in construction-in-progress disbursements for other fiscal 1999 openings. The Company has historically leased the land and building shells for its restaurant locations and has expended cash for leasehold improvements and furnishings, fixtures and equipment for the locations.

    The Company's primary expansion objective is to increase its total restaurant productive square footage and operating weeks by 25% to 30% during fiscal 1998 and 1999. As of November 10, 1998, there were three restaurants under construction or in the design and permitting process for potential late 1998 and early 1999 openings. These restaurants are located in Sunrise, Florida; San Diego, California; and Thousand Oaks, California. Leases have also been signed for potential 1999 openings in Las Vegas, Nevada (Grand Lux Cafe at the Venetian casino and resort); DisneyQuest--Chicago; Columbus, Ohio;

Providence, Rhode Island; and Boulder, Colorado. Letters of intent have been signed for other potential locations, of which three are currently planned to open during the latter half of 1999. A lease has been signed for a potential year 2000 opening in West Palm Beach, Florida, along with several other letters of intent for potential openings that year. In addition to growing its full-service restaurant concept, the Company has entered into an agreement to lease and operate foodservice facilities in the first two DisneyQuest-TM-entertainment facilities. The first DisneyQuest-TM- facility opened on June 17, 1998 in Orlando, Florida, and the second opening is currently planned for summer 1999 in Chicago, Illinois

    Based on its current expansion objectives and opportunities, the Company believes its cash and short-term investments on hand, coupled with expected cash provided by operations, available borrowings under its Credit Facility, and expected construction contributions from landlords should be sufficient to finance its planned capital expenditures and other operating activities through fiscal 1999. The Company anticipates that it may seek additional funds to finance its future growth. However, there can be no assurance that such funds will be available when needed or be available on terms acceptable to the Company.

    The Company effected a three-for-two stock split on April 1, 1998. The Company is also authorized to repurchase up to 450,000 shares of its common stock for reissuance upon the exercise of stock options under the Company's current stock option plans. A source of funding for share repurchases will be the proceeds to the Company from the exercise of stock options. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by the Company. As of November 10, 1998, the Company has repurchased 211,000 shares at a total cost of approximately $3.5 million.

    The Year 2000 issue, which is common to many businesses, results from certain computer systems and software applications that only use two digits (rather than four) to define the applicable year. As a result, such systems and applications may recognize a date of "00" as the year 1900 instead of the intended year 2000, which could result in data miscalculations and software failures. The Year 2000 issue is real and presents a number of risks and uncertainties that could impact the Company and that are extremely difficult to predict. The Company has conducted an initial assessment of its mission-critical computer systems and software applications and believes they are Year 2000 compliant. The Company believes that the nature of its business is such that its principal business risks associated with the Year 2000 issue can be addressed by closely assessing the key suppliers of goods and services to its restaurant, bakery and corporate operations to ensure they are aware of Year 2000 issues and are taking appropriate steps to address them.

    During fiscal 1998 and 1999, the Company plans to communicate with all of its key suppliers and business partners, as well as its significant third-party bakery customers, to identify and coordinate the resolution of any Year 2000 issues with those constituencies. To the extent that key suppliers and bakery customers do not provide the Company with satisfactory evidence of their abilities and intentions to timely address the Year 2000 issue, contingency plans will be developed. However, all of these efforts will not necessarily guarantee that events and circumstances involving Year 2000 issues beyond the Company's control will not adversely affect its operations.

    While the Company currently believes that the Year 2000 issues outlined above should not have a material impact on its financial position or results of operations, it remains uncertain as to what extent, if any, the Company may be impacted.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.
       27.1  Financial Data Schedule

    (b) Reports on Form 8-K.
       The Company filed one report on Form 8-K on August 19, 1998 reporting its adoption of a shareholder rights plan on August 4, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE CHEESECAKE FACTORY INCORPORATED

Date:  November 13, 1998        By:             /s/ DAVID M. OVERTON
                                     -----------------------------------------
                                                  David M. Overton
                                        CHAIRMAN OF THE BOARD, PRESIDENT AND
                                              CHIEF EXECUTIVE OFFICER

                                By:            /s/ GERALD W. DEITCHLE
                                     -----------------------------------------
                                                 Gerald W. Deitchle
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER