Form 10-Q/A
period 1998-09-29
CHEESECAKE FACTORY INCORPORATED
filed 1999-01-04
CIK 887596

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-Q/A


                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1998 COMMISSION FILE NUMBER 0-20574

                                 ---------------

                       THE CHEESECAKE FACTORY INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                                            51-0340466
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

          26950 AGOURA ROAD
     CALABASAS HILLS, CALIFORNIA                                  91301
(Address of principal executive offices)                        (Zip Code)

   Registrant's telephone number, including area code:         (818) 871-3000

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     On Tuesday, May 19, 1998, the Company held its Annual Meeting of Stockholders. The matters submitted for vote and the related election results are as follows:

1. To reelect Thomas L. Gregory to the Board of Directors of the Company for a three-year term which will expire at the Annual Meeting of Stockholders to be held in the year 2001. The results of proxies voted for the reelection of Thomas L. Gregory are as follows:

            Votes For                 Votes Withheld
            ---------                 --------------
           14,759,515                    116,953

2. To approve an amendment to the Company's 1992 Performance Employee Stock Option Plan. The results of proxies voted are as follows:

           Votes For                Votes Against             Abstain
           ---------                -------------             -------
          10,867,619                  1,870,335               29,205


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

Dated:  January 4, 1999                     The Cheesecake Factory Incorporated


                                            By: /s/ Gerald W. Deitchle
                                               --------------------------------
                                                Gerald W. Deitchle
                                                Executive Vice President
                                                and Chief Financial Officer