Form 10-K405
period 1998-12-29
CHEESECAKE FACTORY INCORPORATED
filed 1999-03-30
CIK 887596

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 1998
                         COMMISSION FILE NUMBER 0-20574
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

          Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                        PREFERRED STOCK PURCHASE RIGHTS

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 23, 1999 was $398,038,487.

    As of March 23, 1999, 20,175,502 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates information by reference from the definitive proxy statement for the 1999 Annual Meeting of Stockholders to be held on May 18, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    CERTAIN STATEMENTS IN THIS FORM 10-K WHICH ARE NOT HISTORICAL FACTS MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE CHEESECAKE FACTORY INCORPORATED AND ITS SUBSIDIARIES TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY FORWARD-LOOKING STATEMENTS. SUCH RISKS, UNCERTAINTIES, AND OTHER FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING: CHANGES IN GENERAL ECONOMIC CONDITIONS WHICH AFFECT CONSUMER SPENDING PATTERNS FOR RESTAURANT DINING OCCASIONS; INCREASING COMPETITION IN THE UPSCALE CASUAL DINING SEGMENT OF THE RESTAURANT INDUSTRY; ADVERSE WEATHER CONDITIONS WHICH IMPACT CUSTOMER TRAFFIC AT THE COMPANY'S RESTAURANTS IN GENERAL AND WHICH CAUSE THE TEMPORARY UNDERUTILIZATION OF OUTDOOR PATIO SEATING AVAILABLE AT SEVERAL OF THE COMPANY'S RESTAURANTS; VARIOUS FACTORS WHICH INCREASE THE COST TO DEVELOP AND/OR DELAY THE DEVELOPMENT AND OPENING OF THE COMPANY'S NEW, HIGHLY CUSTOMIZED RESTAURANTS; CHANGES IN THE AVAILABILITY OR COST OF RAW MATERIALS, MANAGEMENT AND HOURLY LABOR, AND OTHER RESOURCES NECESSARY TO SUCCESSFULLY OPERATE THE COMPANY'S RESTAURANTS AND BAKERY PRODUCTION FACILITY; THE COMPANY'S ABILITY TO RAISE PRICES SUFFICIENTLY TO OFFSET COST INCREASES; THE SUCCESS OF STRATEGIC AND OPERATING INITIATIVES, INCLUDING BRAND EXTENSIONS AND NEW CONCEPTS; DEPTH OF MANAGEMENT; ADVERSE PUBLICITY ABOUT THE COMPANY, ITS RESTAURANTS OR BAKERY PRODUCTS; THE COMPANY'S DEPENDENCE ON A SINGLE BAKERY PRODUCTION FACILITY; THE COMPANY'S ABILITY TO OBTAIN AND RETAIN LARGE-ACCOUNT CUSTOMERS FOR ITS BAKERY OPERATIONS; CHANGES IN TIMING AND/OR SCOPE OF THE PURCHASING PLANS OF LARGE-ACCOUNT BAKERY CUSTOMERS WHICH CAUSE FLUCTUATIONS IN THIRD-PARTY BAKERY SALES AND CONSOLIDATED OPERATING RESULTS; THE RATE OF GROWTH OF GENERAL AND ADMINISTRATIVE EXPENSES ASSOCIATED WITH BUILDING A STRENGTHENED CORPORATE INFRASTRUCTURE TO SUPPORT THE COMPANY'S GROWING OPERATIONS; RELATIONS BETWEEN THE COMPANY AND ITS EMPLOYEES; THE AVAILABILITY, AMOUNT, TYPE, AND COST OF CAPITAL FOR THE COMPANY AND THE DEPLOYMENT OF SUCH CAPITAL; CHANGES IN, OR ANY FAILURE TO COMPLY WITH, GOVERNMENTAL REGULATIONS; THE REVALUATION OF ANY OF THE COMPANY'S ASSETS; THE AMOUNT OF, AND ANY CHANGES TO, TAX RATES; RISKS ASSOCIATED WITH THE YEAR 2000 ISSUE; AND OTHER FACTORS REFERENCED IN THIS FORM 10-K.

ITEM 1: BUSINESS

GENERAL

    As of March 23, 1999, the Company operated 29 upscale, full-service, casual dining restaurants under The Cheesecake Factory-Registered Trademark- name in California, Colorado, Florida, Georgia, Illinois, Maryland, Massachusetts, Missouri, Nevada, New York, Texas and Washington, DC. The Company also operated a self-service, limited menu "express" operation at DisneyQuest-TM--Orlando and a bakery production facility.

    The Company's full-service restaurants offer over 200 menu items including appetizers, pizza, seafood, steaks, chicken, burgers, pasta, specialty items, salads, sandwiches, omelets and signature desserts including approximately 40 varieties of cheesecake. In contrast to many chain restaurant operations, substantially all menu items (except desserts manufactured by the Company's bakery production facility) are prepared on the restaurant premises using high quality, fresh ingredients based on innovative and proprietary recipes. The Company believes its restaurants are recognized by consumers for offering exceptional value with generous food portions at moderate price points. The Company's restaurants possess a distinctive, contemporary design and decor which creates a high-energy ambiance in a casual setting. Restaurants range in size from 5,400 to 17,300 interior square feet, provide full liquor service and are generally open seven days a week for lunch and dinner, as well as for Sunday brunch. Restaurant sales represented 91.8%, 90.8% and 87.2% of the Company's total revenues for fiscal 1998, 1997 and 1996, respectively.

    The Company believes its ability to select suitable locations and operate successful restaurants, coupled with the continuing popularity of its restaurant concept with consumers, is reflected in its average sales per restaurant which management believes are among the highest of any publicly-held restaurant company. Average sales per restaurant open for the full year were approximately $10.1 million, $9.8 million and $9.3 million for fiscal 1998, 1997 and 1996, respectively. Since each of the Company's restaurants has a customized layout and differs in size (measured in square feet), management believes the most effective method to measure the unit economics of its restaurants is by square foot. Average sales per productive square foot (defined as interior plus patio square feet, seasonally adjusted) was approximately $907, $881 and $854 for fiscal 1998, 1997 and 1996 respectively.

    The Company intends to continue developing full-service casual dining restaurants in high profile locations within densely populated areas. During fiscal 1998, the Company opened four restaurants and a self-service, limited menu foodservice operation under The Cheesecake Factory
Express-Registered Trademark- name inside the DisneyQuest-TM- family entertainment concept in Orlando, Florida. The Company's primary restaurant expansion objective is to increase its total restaurant productive square feet and operating weeks at least 25% during each of fiscal 1999 and 2000. The Company opened two restaurants during the first quarter of fiscal 1999 and currently expects to open as many as six additional restaurants during fiscal 1999. As of March 23, 1999, six leases have been signed for potential openings during fiscal 1999 and 2000.

    In addition to growing its base of restaurants, the Company has also focused on increasing its sales of high quality cheesecakes and baked desserts to other foodservice operators and distributors. Third-party bakery sales represented 8.2%, 9.2% and 12.8% of the Company's total revenues for fiscal 1998, 1997 and 1996, respectively.

    The Company's principal business strategy is to develop The Cheesecake Factory-Registered Trademark- as a high quality, national foodservice brand. The Company's competitive positioning is focused on offering consumers broad selections of high quality food and bakery products at exceptional values in distinctive settings with superior customer service. In addition to expanding its full-service restaurant concept and bakery operations, the Company plans to selectively pursue other opportunities to leverage the competitive strengths of its operations, which may include new restaurant concepts and new bakery product lines and distribution channels. In order to facilitate its expansion strategy, the Company plans to continue building its field supervision and corporate support infrastructure to focus on the achievement of optimal leverage and efficiencies in all of its operations.

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

COMPETITIVE POSITIONING

    The key elements of the Company's competitive positioning are as follows:

    EXTENSIVE, CREATIVE AND CONTEMPORARY MENU AND BAKERY PRODUCT OFFERINGS. The Company's restaurants offer over 200 items, including appetizers, pizza, seafood, steaks, chicken, burgers, pasta, specialty items, salads, sandwiches, and omelets. The menu is typically updated twice each year to respond to changing consumer dining preferences and trends. The Company's bakery production facility produces over 50 varieties of quality cheesecake and other baked desserts, of which approximately 40 varieties are offered at any one time in the Company's restaurants.

    HIGH QUALITY PRODUCTS. Substantially all menu items (except the desserts manufactured at the Company's bakery production facility) are prepared on the restaurant premises using high quality, fresh ingredients based on innovative and proprietary recipes. The Company uses high quality dairy and other raw ingredients in its bakery products.

    EXCEPTIONAL VALUE. The Company believes its restaurants are recognized by consumers for offering exceptional value with generous food portions at moderate price points. The average check per customer, including beverages and desserts, was approximately $14.63 for fiscal 1998.

    SUPERIOR CUSTOMER SERVICE. The Company's goal is to consistently meet or exceed the expectations of every restaurant guest in all facets of the dining experience. Management believes that its restaurant-level employee recruitment, selection, training and incentive programs allow the Company to attract and retain qualified employees who are motivated to provide consistent excellence in customer service.

    FLEXIBLE MENU OFFERINGS AND OPERATIONAL EXECUTION. The Company's restaurants have been strategically designed with sufficient capacity, equipment and operating systems to allow for the successful preparation and delivery of an extensive, contemporary and flexible menu which requires multiple food preparation and cooking methods executed simultaneously.

    DISTINCTIVE RESTAURANT DESIGN AND DECOR. The Company's restaurants possess a distinctive contemporary design and decor which creates a high-energy ambiance in a casual setting. Whenever possible, outdoor patio seating is also incorporated in the design of the restaurants, thus allowing for additional restaurant capacity (weather permitting) at a relatively low occupancy cost per seat.

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

    COMMITMENT TO SELECTING, TRAINING, REWARDING, AND RETAINING QUALITY EMPLOYEES. The Company believes its employee recruitment and selection criteria are among the most rigorous in the restaurant industry. By providing extensive training and innovative compensation programs, the Company believes its employees develop a sense of personal commitment to its core values and culture of customer service. Management believes these programs have resulted in employee turnover rates which are generally lower than average for the restaurant industry.

RESTAURANT CONCEPT AND MENU

    The Company strives to provide excellent value and an enjoyable and distinctive dining experience by offering an extensive, original and evolving menu in an upscale casual setting with efficient, attentive and friendly service. As a result, the Company's restaurants appeal to a diverse customer base. The Cheesecake Factory's-Registered Trademark- extensive menu enables it to compete for substantially all dining preferences and occasions, including the mid-afternoon and late-night dayparts which are traditionally weaker dayparts for most chain restaurant operations. The Cheesecake
Factory-Registered Trademark- restaurants are not open for breakfast, but do offer Sunday brunch. All of the Company's restaurants are open seven days a week. All items on the menu, including approximately 40 varieties of cheesecake and other quality baked desserts, may be purchased for take-out. Management estimates that items purchased for take-out represent approximately 10% of total restaurant sales.

    The Company's menu currently consists of approximately 19 pages and features approximately 200 items including appetizers, pizza, seafood, steaks, chicken, burgers, specialty items, pastas, salads, sandwiches and omelets. Examples of menu offerings include Tex-Mex Eggrolls, Roadside Sliders, Crusted Chicken Romano, Shrimp Scampi, Cajun Jambalaya Pasta, Santa Fe Salad, Orange Chicken and Caribbean Steak. Menu items (except those desserts manufactured at the Company's bakery production facility) are prepared daily on the restaurant premises with high quality, fresh ingredients using innovative and proprietary recipes. The Company considers the extensive selection of items on its menu to be an important factor in the differentiation of its restaurants from its competitors. Menu entrees range in price from approximately $5.95 to $18.95, appetizers range in price from $3.00 to $8.95, and desserts range from $3.95 to $6.95. The average check per customer at the Company's restaurants, including beverages and desserts, during fiscal 1998 was approximately $14.63 versus $14.18 for fiscal 1997.

    One of the Company's competitive strengths is its ability to anticipate consumer dining and taste preferences and adapt its menu to the latest trends in food consumption. The Company develops new menu items to keep pace with changing consumer tastes and preferences and regularly updates its ingredients and cooking methods to improve the quality and consistency of its food offerings. Typically every six months, the Company reviews the appeal and pricing of all of its menu items and often updates or replaces 10 to 20 of the items. All new menu items are tested and selected based on uniqueness, sales popularity, ease of preparation and profitability.

    The ability of the Company to create, promote and attractively display its unique line of baked desserts is also important to the competitive positioning and financial success of the Company's restaurants. The Company believes that its brand identity and reputation for offering high quality desserts results in a higher percentage of dessert sales relative to that of most chain restaurant operators. Dessert sales represented approximately 15% of total restaurant sales for both fiscal 1998 and 1997.

    Alcoholic beverages are served at the table with meals, and each restaurant maintains a full-service bar where appetizers or the full menu may also be purchased. The sale of alcoholic beverages represented approximately 14% of total restaurant sales for both fiscal 1998 and 1997. Management believes that sales of alcoholic beverages purchased with meals represent the majority of total sales of alcoholic beverages, with the remainder purchased at the full-service bar in each restaurant.

    The Company places significant emphasis on the unique interior design and decor of its restaurants which results in a higher investment cost per square foot of restaurant space than is typical for the industry. However, each of the Company's restaurants has historically generated annual sales per square foot that is also typically higher than other competitors in the industry. The Company believes its stylish design and decor contributes to the distinctive dining experience enjoyed by its customers. Each restaurant features large, open dining areas and a contemporary kitchen design featuring exhibition cooking. Two restaurants offer oyster bars and three restaurants offer banquet facilities. Approximately two-thirds of the Company's restaurants offer outdoor patio seating (weather permitting), and three of the Company's restaurants overlook waterfronts which complement the overall dining experience. The table and seating layouts of the Company's restaurants are flexible, permitting tables and seats to be easily rearranged to accommodate large groups or parties, thus permitting more effective utilization of seating capacity. See "Restaurant Sales and Investment Characteristics."

RESTAURANT LOCATIONS AND SITE SELECTION

    As of March 23, 1999, the Company operated 29 upscale, full-service casual dining restaurants in 11 states and the District of Columbia. The Company also operated a self-service, limited menu "express" operation at DisneyQuest-TM--Orlando. The following table sets forth information with respect to the Company's existing restaurant locations:

                         EXISTING RESTAURANT LOCATIONS

                                                                      APPROXIMATE
                                                                       INTERIOR      APPROXIMATE
                                                          OPENING       SQUARE        INTERIOR
RESTAURANT LOCATION                                        YEAR         FEET(1)       SEATS(2)
------------------------------------------------------  -----------  -------------  -------------
Beverly Hills, CA.....................................     1978            5,400            160
Marina del Rey, CA....................................     1983            6,000            195
Redondo Beach, CA.....................................     1988           14,000(3)         500
Woodland Hills, CA....................................     1989           10,500            323
Washington, DC........................................     1991           12,500            410
Newport Beach, CA.....................................     1993            9,500            252
Brentwood, CA.........................................     1993            7,000            200
Atlanta, GA...........................................     1993           14,000            446
North Bethesda, MD....................................     1994            9,900            265
Coconut Grove, FL.....................................     1994            6,100            193
Boca Raton, FL........................................     1995           15,800            426
Chicago, IL...........................................     1995           15,600            430
Houston, TX...........................................     1995           12,500            336
Boston, MA............................................     1995           10,600            292
Skokie, IL............................................     1996           17,300            439
Baltimore, MD.........................................     1996            7,200            258
Kansas City, MO.......................................     1996           12,800            264
Pasadena, CA..........................................     1997            8,000            212
Denver, CO............................................     1997           11,500            280
Westbury, NY..........................................     1997           12,700            350
Las Vegas, NV (Forum Shops)...........................     1997           11,500            375
Cambridge, MA.........................................     1997            9,600            275
Miami, FL.............................................     1997           10,000            312
Aventura, FL..........................................     1998           10,500            285
Orlando, FL (DisneyQuest-TM-).........................     1998            8,900            150
Irvine, CA............................................     1998            7,500            182
Dallas, TX............................................     1998           10,000            292
Sunrise, FL...........................................     1998            9,200            260
San Diego, CA.........................................     1999            8,800            252
Thousand Oaks, CA.....................................     1999            6,500            180
                                                                     -------------        -----
  Total...............................................                   311,400          8,794
                                                                     -------------        -----
                                                                     -------------        -----

------------------------

(1) Excludes outside patio area, if applicable.

(2) Average seats, including bar and banquet facilities. Excludes outdoor patio seating of approximately 22 at Beverly Hills, 256 at Marina del Rey, 125 at Redondo Beach, 92 at Woodland Hills, 112 at Brentwood, 138 at Atlanta, 80 at Chicago, 40 at Boston, 132 at Baltimore, 125 at Kansas City, 80 at Denver, 40 at Cambridge, 68 at Aventura, 62 at Irvine, 32 at Dallas, 120 at Sunrise, 110 at San Diego and 65 at Thousand Oaks. Outdoor patio seating is typically available, weather permitting, in the Southern California and South Florida locations during most of each year and during the spring and summer seasons for the other locations.

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

    The Company believes the locations of its restaurants are critical to its long-term success and devotes significant time and resources to analyzing each prospective site. Since The Cheesecake Factory-Registered Trademark- concept can be executed within a wide range of restaurant sizes and site types, management can be highly selective in choosing suitable locations. In general, the Company prefers to open its restaurants at high profile sites within larger metropolitan areas with dense population and above-average household incomes. In addition to carefully analyzing demographic information for each prospective site, management considers other factors such as the site's visibility, traffic patterns and general accessibility; the availability of suitable parking; the proximity of shopping and entertainment activities, office parks and tourist attractions; the degree of competition within the site's trade area; and the general availability of restaurant-level employees. In contrast to many "theme" restaurant operations which rely heavily on tourist traffic, the Company's restaurants principally rely on the visit frequency and loyalty of consumers who work, reside or shop in each of its trade areas.

    Management believes the historically favorable sales productivity and popularity of its restaurants provide opportunities to obtain suitable leasing terms, including contributions toward restaurant development and construction costs, from landlords in most instances. Due to the uniquely flexible and customized nature of its restaurant operations and the complex design, construction and preopening processes for each new location, the Company's lease negotiation and restaurant development timeframes vary from location to location and can be subject to unforeseen delays. On average, the entire development process ranges from six to twelve months in length after lease signing.

    As a result of the highly customized and operationally complex nature of the Company's restaurants, the restaurant preopening process is extensive and costly relative to that of most chain restaurant operations. Effective with fiscal 1998, the definition of preopening costs was modified to include only those non-capitalizable, incremental out-of-pocket costs which are directly related to the openings of new restaurants. Preopening costs include, but are not limited to, costs to recruit and train hourly restaurant employees and costs for "mock" service activities prior to opening. Preopening costs will vary from location to location depending on a number of factors, which include (among others) the proximity of existing Company restaurants, the size and physical layout of each location and the relative difficulty of the restaurant staffing process. The preopening cost for a 10,000-11,000 square foot, single-story restaurant in an established Company market is currently expected to be approximately $600,000. During fiscal 1998, the Company elected early adoption of AICPA Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which requires most business entities to expense preopening costs as they are incurred. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation--Preopening Costs and Recent Accounting Pronouncements."

    The timing and number of new restaurants actually opened by the Company will depend on a number of factors including, among others, the availability of suitable locations and leases for such locations; the availability of suitable financing to develop the restaurants; the Company's ability to obtain all necessary governmental licenses and permits to operate the restaurants; the Company's ability to successfully manage the development and preopening processes for each restaurant; the availability of suitable restaurant management and hourly employees; and general economic conditions.

EXPANSION STRATEGY

    The Company plans to continue its focus on expanding its restaurant operations principally through the opening of additional upscale, casual dining restaurants under The Cheesecake Factory-Registered Trademark- name. The Company also plans to take advantage of opportunities to leverage both its brand and its operational strengths in other venues. The following table sets forth information with respect to future locations under development as of March 23, 1999 for which leases have been signed:

                     FUTURE RESTAURANTS WITH SIGNED LEASES

                                                                                   APPROXIMATE
                                                                                    INTERIOR
LOCATION                                                 EXPECTED OPENING DATE     SQUARE FEET
------------------------------------------------------  ------------------------  -------------
Las Vegas (Grand Lux Cafe-TM-)........................  Second Quarter 1999            20,000
Chicago, IL (DisneyQuest-TM-).........................  Second Quarter 1999             6,600
Providence, RI........................................  Third Quarter 1999              9,200
Columbus, OH..........................................  Third Quarter 1999             10,800
Boulder, CO...........................................  Third Quarter 1999              8,700
West Palm Beach, FL...................................  Fourth Quarter 2000             8,000

    The Company is currently negotiating additional leases for potential future locations. From time to time, management will evaluate opportunities to acquire and convert other restaurant locations to The Cheesecake
Factory-Registered Trademark- concept. However, the Company currently has no understandings, binding commitments (other than six signed leases) or agreements to acquire or convert any other restaurant locations to its concept.

    The Company developed a bakery cafe concept during fiscal 1997 to extend The Cheesecake Factory-Registered Trademark- brand and provide an additional source of sales and operating leverage for its bakery production facility. As of March 23, 1999, there were three bakery cafe outlets in operation which range in size from 250 to 850 square feet and feature many of the Company's unique desserts and a limited selection of beverages, sandwiches and salads in a self-service format. The first bakery cafe opened in July 1997 in the Ontario Mills shopping mall complex near Los Angeles, followed by the opening of additional kiosk-type outlets in August 1997 located in the Ronald Reagan National Airport in Washington, DC. All of the current bakery cafes are operated by Host Marriott Services Corporation ("Host") under licensing agreements with the Company. The Company has signed a letter of intent to permit Host to open another licensed bakery cafe at the MacArthur Center in Norfolk, Virginia (currently planned for a May 1999 opening) and is considering additional licensed bakery cafe proposals from Host.

    The Cheesecake Factory Express-Registered Trademark- is currently the exclusive foodservice operator for the DisneyQuest-TM- family entertainment concept at the Walt Disney World Resort in Orlando, Florida. DisneyQuest-TM-, which opened in June 1998, features innovative, interactive technologies together with Disney characters to create an entertainment adventure for families and guests of all ages. Approximately 8,900 square feet of the 100,000 square foot DisneyQuest-TM--Orlando facility is currently devoted to foodservice operations, which feature a limited selection of The Cheesecake Factory's-Registered Trademark- quality menu items and desserts in a self-service, "express" format at moderate price points. A second DisneyQuest-TM- location is planned to open during the second quarter of fiscal of 1999 in Chicago, Illinois, for which the Company expects to be the exclusive foodservice operator.

    As of March 23, 1999, the Company was in the process of completing the development of a second upscale, casual dining restaurant concept called Grand Lux Cafe-TM-. The first Grand Lux Cafe-TM- is currently planned to be opened during the second quarter of fiscal 1999 in a 20,000 square foot location at The Venetian Resort-Hotel-Casino in Las Vegas, Nevada.

RESTAURANT SALES AND INVESTMENT CHARACTERISTICS

    Since each of the Company's restaurants has a customized layout and differs in size (measured in square feet), management believes the most effective method to measure the unit economics of the concept is by square foot. Average sales per productive square foot for restaurants open during the entire period were $907, $881 and $854 for fiscal 1998, 1997 and 1996, respectively. The Company currently leases the land and building shell for each of its restaurants, but is required to expend cash for leasehold improvements and furnishings, fixtures and equipment which is targeted, on average, from $375 to $425 per square foot in total (excluding preopening costs). The Company seeks to obtain construction contributions from its landlords which, if obtained, usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by the Company or a combination thereof. While the Company has been generally successful in obtaining landlord construction contributions in the past, there can be no assurance that such contributions will be available in similar amounts, if at all, for every potential location the Company seeks to develop into a new restaurant. On average, the Company targets a minimum 2.5 to 1 sales-to-investment ratio and a 40% cash-on-cash return when evaluating potential restaurant locations. If a potential restaurant location is selected for acquisition and development by the Company, the actual performance of the location, when opened, may differ from its originally targeted performance.

RESTAURANT OPERATIONS AND MANAGEMENT

    The Company's ability to successfully execute a broad, complex menu and effectively manage high volume restaurants is critical to its overall success. Detailed operating procedures, standards, controls, food line management systems, and cooking methods and processes have been implemented at the restaurants to accommodate the Company's extensive menu and high unit sales volumes. However, the successful day-to-day operation of the Company's restaurants remains critically dependent on the quality, ability, dedication and enthusiasm of the general manager, executive kitchen manager and all other management and hourly employees at each restaurant.

    Excluding the Las Vegas Forum Shops restaurant (which is open 365 days a year), the Company's restaurants are open every day of the year except Thanksgiving and Christmas. Hours of operation are generally from 11:00 a.m. to 11:00 p.m., except for Sunday when the restaurants open at 10:00 a.m. for brunch. Additionally, most restaurants remain open past midnight on weekends. Outdoor patio seating is available (weather permitting) at approximately two-thirds of the Company's restaurants.

    Management believes the relatively high average sales volume and popularity of its restaurants with consumers allow the Company to attract and retain higher quality, experienced restaurant-level management and other operational personnel. Management also believes the Company's restaurants have experienced a lower level of employee turnover than the restaurant industry in general. Each restaurant is typically staffed with one general manager, one executive kitchen manager and from four to ten additional management personnel, depending on the sales volume of each restaurant. On average, general managers possess at least two years of experience with the Company and typically have several years of experience with other foodservice operators. All restaurant management personnel complete an extensive training program during which they receive both classroom and on-the-job instruction in food quality and preparation, customer service, alcoholic beverage service, liquor liability avoidance, financial management and cost controls, and human relations. Restaurant managers are also provided with detailed manuals covering food and beverage standards and the proper operation of the Company's restaurants. Management is committed to operational excellence in every component of its restaurant operations, including guest service and satisfaction.

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

    The future success of the Company will continue to be highly dependent upon its ability to attract, develop and retain qualified employees who are capable of successfully managing high volume restaurants and consistently executing The Cheesecake Factory's-Registered Trademark- extensive and complex menu. The availability and retention of qualified restaurant management employees continues to be a significant industry-wide issue facing chain restaurant operators. To enable it to more effectively compete for and retain the highest quality restaurant management personnel available, the Company adopted in fiscal 1997 an innovative and comprehensive compensation program for its restaurant general managers and executive kitchen managers. Each participant in the program receives a competitive base salary and has the opportunity to earn an annual cash bonus based on the performance of his or her restaurant. Participating restaurant general managers also are eligible to utilize a company-leased vehicle, for which all nonbusiness use thereof is valued and added to the participants' taxable income pursuant to income tax regulations. A longer-term capital accumulation opportunity, based principally on the Company's common stock, is also available to participating restaurant general managers and executive kitchen managers which is dependent upon the participants' extended service to the Company in their respective positions (at least five years) and their achievement of certain agreed-upon performance objectives during that five-year period.

    Each restaurant general manager reports to an area director of operations, who typically supervises the operations of three to seven restaurants, depending upon geographical and management experience considerations. In turn, each area director of operations currently reports to the senior vice president for restaurant operations. The restaurant field supervision organization also includes area kitchen operations and performance development (training and new restaurant opening) personnel. As the Company opens new restaurants, its field supervision organization will also expand appropriately.

    The Company maintains financial and accounting controls in its restaurants through the use of a point-of-sale (POS) cash register and personal computer system in each location. The POS and personal computer system provides restaurant management with daily and weekly information regarding sales, cash receipts, inventory, food and beverage costs, labor costs and other controllable operating expenses. Each restaurant also has an onsite accounting technician who assists in the accumulation and processing of accounting and other administrative information. During fiscal 1998, the Company strengthened its internal information systems staff and commenced a comprehensive review of the information systems in its restaurants with the objective of improving their overall timeliness, effectiveness and ability to more automatically interface into the Company's central accounting and administrative systems. During fiscal 1999, the Company intends to complete this review and will consider modifications and enhancements to these systems.

BAKERY OPERATIONS

    The Company originated in 1972 as a producer and distributor of high quality cheesecakes and other baked desserts. The creation, production and marketing of quality cheesecakes and other baked desserts remain a cornerstone of the Company's brand identity. At its bakery production facility, the Company produces approximately 50 varieties of cheesecake based on the Company's proprietary recipes. Some of the Company's popular cheesecakes include the Original Cheesecake, White Chocolate Raspberry Truffle-Registered Trademark-, Chocolate Peanut Butter Cookie-Dough, Kahlua Almond Fudge, Dutch Apple Caramel Streusel, Fresh Strawberry and Triple Chocolate Brownie
Truffle-Registered Trademark-. Other popular baked desserts include chocolate fudge cake, carrot cake, blackout cake and apple dumplings. In the aggregate, the bakery production facility currently produces approximately 600 product SKUs.

    The Company markets its cheesecakes and other baked desserts on a wholesale basis to grocery and retail outlets, other restaurant operators, and foodservice distributors. Approximately 70% to 75% of the bakery's production is currently devoted to third-party foodservice wholesalers and retailers. The remaining 25% to 30% of production is devoted to supplying the Company's restaurants. Cheesecakes and other items produced for third-party accounts are marketed under The Cheesecake Factory-Registered Trademark- name as well as private labels. Current large-account customers include warehouse club operators, institutional foodservice marketers and distributors, supermarkets, and other restaurant and foodservice operators. During fiscal 1998, sales to warehouse club operators represented approximately 63% of total third-party bakery sales. The Company's bakery products are delivered daily to customers in the Southern California area by the bakery's delivery vehicles, and are shipped throughout the United States by common carrier. Mail order sales are shipped by overnight air freight. The Company also ships frozen bakery products internationally.

    As a result of the Company's anticipated growth rate and the ultimate capacity constraint of its former bakery production facility, the Company began work in 1994 to design and develop a new, highly customized and automated bakery production facility with sufficient capacity to accommodate the Company's medium-term growth requirements. During 1995, the Company substantially completed the construction of a new 60,000 square foot bakery production facility and corporate center in Calabasas Hills, California, of which approximately 45,000 square feet is devoted to bakery production. The new facility was fully commissioned from an engineering and operational perspective in October 1996. The total capitalized cost to develop and construct the new facility, including the portion of the facility devoted to the Company's corporate center, was approximately $18.6 million. The Company currently owns the land, building and all of the equipment at the new facility. Management estimates that the new facility has approximately four times the productive capacity of the former leased facility. As of March 23, 1999, the Company believes the bakery facility is operating at less than half of its practical productive capacity.

ADVERTISING AND PROMOTION

    The Company competes in the upscale, casual dining segment of the restaurant industry. This segment is generally positioned between easily-replicated casual dining operations and highly customized, expensive "fine dining" operations. Management believes the Company's commitment to providing consistent, exceptional value to consumers in an upscale casual dining environment continues to be the most effective approach to attracting and retaining customers. Accordingly, the Company has historically focused its resources on consistently meeting and exceeding customer expectations and has relied primarily on high profile locations and "word of mouth" advertising to attract and retain customers.

    Management believes that its commitment to delivering exceptional value to its customers has enabled newer restaurants to benefit from the name recognition and reputation for quality developed by existing restaurants. From time to time, the Company participates in local promotional activities of a community service nature in each of its restaurant trade areas. With respect to its bakery operations, the Company currently maintains a full-time staff of four salespeople and two product development professionals. Additionally, outside foodservice brokers are utilized from time to time for certain product distribution channels. During fiscal 1998, the Company's expenditures for advertising were less than 1% of total revenues.

PURCHASING AND DISTRIBUTION

    The Company strives to obtain quality menu ingredients, raw materials and other supplies and services for its operations from reliable sources at competitive prices. Management continually researches and evaluates various ingredients and products in an effort to maintain high quality and to be responsive to changing consumer tastes. Other than for cheesecakes and other baked products, the Company's restaurants do not utilize a central food commissary. Substantially all menu items are prepared from scratch using fresh ingredients. In order to maximize purchasing efficiencies and to provide for the freshest ingredients for its menu items while obtaining the lowest possible prices for the required quality and consistency, each restaurant's management determines the quantities of food and supplies required and orders the items from local and regional suppliers on terms negotiated by each restaurant's management or by the Company's centralized purchasing staff. Management believes that all essential food and beverage products are available from several qualified suppliers in all cities in which its operations are located. Most food and supply items are delivered daily to the Company's restaurants by independent foodservice distributors.

COMPETITION

    The restaurant industry is highly competitive. There are a substantial number of restaurant operations that compete directly and indirectly with the Company, many of which have significantly greater financial resources, higher revenues and greater economies of scale than those of the Company. The restaurant business is often affected by changes in consumer tastes and discretionary spending patterns, national and regional economic conditions, demographic trends, consumer confidence in the economy, traffic patterns, the cost and availability of raw materials and labor, purchasing power, governmental regulations and local competitive factors. Any change in these factors could adversely affect the Company's restaurant operations. Multi-unit foodservice operations such as those of the Company can also be substantially affected by adverse publicity resulting from food quality, illness, injury, health concerns or operating issues stemming from a single restaurant or, with respect to the Company's bakery operations, a single production run of bakery products. The Company attempts to manage these factors, but the occurrence of any one of these factors could cause the entire Company to be adversely affected. With regard to the Company's bakery operations, competition within the premium dessert market has historically been regionalized and fragmented. However, overall competition within that market remains intense. The Company believes that its restaurant and bakery operations compete favorably with consumers on the critical attributes of quality, variety, taste, service, consistency and overall value.

GOVERNMENT REGULATION

    The Company is subject to various federal, state and local laws affecting its business. Each of the Company's restaurants is subject to licensing and regulation by a number of governmental authorities which may include alcoholic beverage control, health and safety and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development of new restaurants in particular areas. However, management believes the Company is in compliance in all material respects with all relevant governmental regulations, and the Company has not experienced abnormal difficulties or delays in obtaining the required licenses or approvals required to open any new restaurant to date.

    Alcoholic beverage control regulations require each of the Company's restaurants apply to a state authority and, in certain locations, county and municipal authorities for licenses and permits to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company's restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The Company has not encountered any material problems relating to alcoholic beverage licenses to date. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect the Company's ability to obtain such licenses elsewhere.

    The Company is subject to "dram-shop" statutes in most of the states in which it has operations, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance which it believes is consistent with coverage carried by other entities in the restaurant industry. Even though the Company is covered by insurance, a judgment against the Company under a "dram-shop" statute in excess of the Company's liability coverage could have a material adverse effect on the Company. The Company has not been the subject of a "dram-shop" claim to date.

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

EMPLOYEES

    As of March 23, 1999, the Company employed approximately 6,714 persons of which approximately 6,347 employees worked in the Company's restaurants, approximately 263 worked in the Company's bakery operations and approximately 104 employees worked in the Company's corporate center and restaurant field supervision organization. None of the Company's employees are currently covered by collective bargaining agreements, and the Company has never experienced an organized work stoppage, strike or labor dispute. The Company believes its working conditions and compensation packages are generally comparable with those offered by its competitors and considers overall relations with its employees to be good.

TRADEMARKS

    The Company has registered The Cheesecake Factory-Registered Trademark-, The Cheesecake Factory Express-Registered Trademark-, White Chocolate Raspberry Truffle-Registered Trademark-, White Chocolate Lemon
Truffle-Registered Trademark-, Triple Chocolate Brownie
Truffle-Registered Trademark-, Chocolate Raspberry Truffle-Registered Trademark-and Grand Lux Cafe-TM- with the United States Patent and Trademark Office. Additional trademark applications have been filed which relate to the Company's restaurant and bakery operations. The Company regards its trademarks as having substantial value and as being important factors in the marketing of its restaurants and bakery products. The Company has also made application to register its trademarks in more than 70 foreign countries, although there can be no assurance that its name and marks are registerable in every country for which registration is being sought.

EXECUTIVE OFFICERS

    David Overton, age 52, co-founded the Company's predecessor in 1972 with his parents. He has served as the Company's Chairman of the Board, President and Chief Executive Officer since the Company was incorporated in February 1992.

    Gerald W. Deitchle, age 47, joined the Company as Senior Vice President, Finance and Administration and Chief Financial Officer in July 1995. He was named Executive Vice President and Chief Financial Officer in March 1997. From September 1984 to June 1995, he was employed by Long John Silver's Restaurants, Inc. and its predecessor company.

    Linda J. Candioty, age 44, joined the Company's predecessor in 1977 and currently serves as Executive Vice President and Secretary.

ITEM 2: PROPERTIES

    All of the Company's 30 existing restaurants are located on leased properties, and the Company has no current plans to own land and buildings for future restaurants. The Company owns substantially all of the fixtures and equipment in its restaurants. Existing restaurant leases have primary terms ranging from August 5, 2003 to September 30, 2019 (excluding existing renewal options). The Company does not anticipate any difficulties renewing its existing leases as they expire; however, there can be no assurance that the Company will be able to renew such leases. Leases typically provide for rent based on a percentage of restaurant sales (versus a minimum base rental) and payment of certain lease-related expenses. See Note 6 of the Notes to the Company's Consolidated Financial Statements for information regarding aggregate minimum and percentage rentals paid by the Company for recent periods and information regarding the Company's obligation to pay minimum rentals in future years.

    The Company's corporate center and bakery production facility are located in Calabasas Hills, California in a 60,000 square-foot facility on a 3.3-acre parcel of land. The Company currently owns this entire facility (land, building and equipment) in fee simple.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 29, 1998.

                                    PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is listed on the Nasdaq Stock
Market-Registered Trademark- under the symbol CAKE. The following table sets forth, for the periods indicated, the high and low sales prices as reported on the Nasdaq Stock Market-Registered Trademark-.

                                                                               HIGH        LOW
                                                                             ---------  ---------
FISCAL 1997
First Quarter..............................................................  $   16.75  $   11.67
Second Quarter.............................................................      14.42      11.67
Third Quarter..............................................................      18.92      13.83
Fourth Quarter.............................................................      22.67      16.17

FISCAL 1998
First Quarter..............................................................  $   22.50  $   17.17
Second Quarter.............................................................      27.00      18.88
Third Quarter..............................................................      25.00      14.25
Fourth Quarter.............................................................      30.38      14.63

    Since its initial public offering in September 1992, the Company has not declared or paid any cash dividends on its common stock. The Company currently intends to retain all earnings for the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. There were 600 holders of record of the Company's common stock at March 23, 1999, and the Company estimates there were approximately 11,349 beneficial stockholders on that date.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

    The following table sets forth, for the periods indicated, selected consolidated financial data which has been derived from the audited Consolidated Financial Statements of the Company. The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto, and with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                  FISCAL YEAR
                                             -----------------------------------------------------
                                               1998       1997       1996       1995       1994
                                             ---------  ---------  ---------  ---------  ---------
                                                  (IN THOUSANDS, EXCEPT NET INCOME PER SHARE)
INCOME STATEMENT DATA:
Revenues:
  Restaurant sales.........................  $ 243,415  $ 189,475  $ 139,715  $  99,840  $  72,974
  Third-party bakery sales.................     21,808     19,114     20,590     17,325     12,618
                                             ---------  ---------  ---------  ---------  ---------
    Total revenues.........................    265,223    208,589    160,305    117,165     85,592
                                             ---------  ---------  ---------  ---------  ---------
Costs and expenses:
  Restaurant cost of sales.................     65,480     50,084     38,643     27,357     20,416
  Third-party bakery cost of sales.........     10,626      7,805      8,715      7,027      4,894
  Labor expenses...........................     81,475     64,708     49,075     35,161     24,449
  Other operating costs and expenses.......     60,452     48,320     37,134     26,804     19,316
  General and administrative expenses......     17,333     10,096      7,238      4,635      3,966
  Depreciation and amortization expenses...      8,540      6,696      5,350      2,985      2,103
  Preopening costs.........................      3,603      6,646      5,394      2,870      1,546
                                             ---------  ---------  ---------  ---------  ---------
    Total costs and expenses...............    247,509    194,355    151,549    106,839     76,690
                                             ---------  ---------  ---------  ---------  ---------
Income from operations.....................     17,714     14,234      8,756     10,326      8,902
Interest income, net.......................      2,955        520        499      1,127      1,729
Other income (expense), net................        435        420       (360)       197         91
                                             ---------  ---------  ---------  ---------  ---------
Income before income taxes and cumulative
  effect of change in accounting
  principle................................     21,104     15,174      8,895     11,650     10,722
Income tax provision.......................      7,073      5,235      2,983      3,041      3,475
                                             ---------  ---------  ---------  ---------  ---------
Income before cumulative effect of change
  in accounting principle..................     14,031      9,939      5,912      8,609      7,247
Cumulative effect of change in accounting
  principle, net of income tax benefit of
  $3,343...................................      6,347         --         --         --         --
                                             ---------  ---------  ---------  ---------  ---------
Net income.................................  $   7,684  $   9,939  $   5,912  $   8,609  $   7,247
                                             ---------  ---------  ---------  ---------  ---------
                                             ---------  ---------  ---------  ---------  ---------
Net income per share:
Basic:
  Income before cumulative effect of change
    in accounting principle................  $    0.70  $    0.59  $    0.36  $    0.53  $    0.46
  Cumulative effect of change in accounting
    principle..............................      (0.32)        --         --         --         --
                                             ---------  ---------  ---------  ---------  ---------
  Net income...............................  $    0.38  $    0.59  $    0.36  $    0.53  $    0.46
                                             ---------  ---------  ---------  ---------  ---------
                                             ---------  ---------  ---------  ---------  ---------
Diluted:
  Income before cumulative effect of change
    in accounting principle................  $    0.68  $    0.58  $    0.36  $    0.52  $    0.45
  Cumulative effect of change in accounting
    principle..............................      (0.31)        --         --         --         --
                                             ---------  ---------  ---------  ---------  ---------
  Net income...............................  $    0.37  $    0.58  $    0.36  $    0.52  $    0.45
                                             ---------  ---------  ---------  ---------  ---------
                                             ---------  ---------  ---------  ---------  ---------
Weighted average shares outstanding:
  Basic....................................     19,984     16,842     16,350     16,203     15,788
  Diluted..................................     20,572     17,132     16,619     16,557     16,063
BALANCE SHEET DATA (AT END OF PERIOD):
Net working capital........................  $  30,264  $  57,123  $   8,757  $  14,019  $  12,090
Total assets...............................    185,420    177,702    108,155     91,767     73,200
Total long-term debt (including current
  portion).................................         --         --      6,000         --         --
Stockholders' equity.......................  $ 160,291  $ 152,545  $  83,512  $  76,206  $  64,304

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    As of March 23, 1999, the Company operated 29 upscale, high volume, casual dining restaurants, a self service "express" foodservice operation at DisneyQuest-TM--Orlando and a bakery production facility. The Company's revenues consist of sales from its restaurant operations and sales from its bakery operations to third-party foodservice operators and distributors. Sales and cost of sales are reported separately for restaurant and third-party bakery activity. All other operating cost and expense categories are reported on a combined basis for both restaurant and bakery operations. Comparable restaurant sales include the sales of restaurants open for the full period of each period being compared. New restaurants enter the comparable sales base in their thirteenth month of operations.

    At the end of calendar 1992, the Company adopted a 52/53 week fiscal year ending on the Sunday closest to December 31 for financial reporting purposes. Commencing with the start of fiscal 1998, the Company changed its fiscal week and year-end from Sunday to Tuesday to facilitate certain operational efficiencies. In order to effect the transition, fiscal 1997 was extended by two additional days to Tuesday, December 30, 1997. Fiscal 1998, 1997 and 1996 each consisted of 52 weeks. Fiscal 1999 will consist of 52 weeks and will end on Tuesday, December 28, 1999.

    The Company elected early adoption of AICPA Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," during fiscal 1998. This new accounting standard requires most entities to expense all noncapitalizable start-up and preopening costs as incurred. Consistent with the practice of most casual dining restaurant entities, the Company previously deferred such costs and then amortized them over the twelve-month period following openings. The SOP does not permit the restatement of previously issued financial statements, and does not require the presentation of the pro forma effect of retroactive application. For a discussion of the potential impact of the SOP for future periods, see "Preopening Costs" in this Item 7. In connection with its adoption of the SOP, the Company modified its definition of preopening costs to include only those direct, incremental out-of-pocket costs incurred to open new restaurants which are not otherwise capitalizable. Prior to fiscal 1998, deferred preopening costs (and their related amortization expense) included those costs plus allocated costs for management recruitment and training, as well as allocated costs related to field supervision and corporate support resources which were specifically identifiable to restaurant openings. Effective with fiscal 1998, these allocated costs were reclassified to the general and administrative expense category. For all periods presented in the Consolidated Financial Statements, certain prior year amounts for restaurant cost of sales, labor, other operating costs and expenses, and general and administrative expenses have also been reclassified to further improve their comparability to similar cost and expense categories reported by other restaurant entities.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the Consolidated Statements of Operations of the Company expressed as percentages of total revenues.

                                                                                   FISCAL YEAR
                                                                         -------------------------------
                                                                           1998       1997       1996
                                                                         ---------  ---------  ---------
Revenues:
  Restaurant sales.....................................................       91.8%      90.8%      87.2%
  Third-party bakery sales.............................................        8.2        9.2       12.8
                                                                         ---------  ---------  ---------
    Total revenues.....................................................      100.0      100.0      100.0
                                                                         ---------  ---------  ---------
Costs and expenses:
  Restaurant cost of sales.............................................       24.7       24.0       24.1
  Third-party bakery cost of sales.....................................        4.0        3.8        5.4
  Labor expenses.......................................................       30.7       31.0       30.6
  Other operating costs and expenses...................................       22.8       23.2       23.2
  General and administrative expenses..................................        6.5        4.8        4.5
  Depreciation and amortization expenses...............................        3.2        3.2        3.3
  Preopening costs.....................................................        1.4        3.2        3.4
                                                                         ---------  ---------  ---------
    Total costs and expenses...........................................       93.3       93.2       94.5
                                                                         ---------  ---------  ---------
Income from operations.................................................        6.7        6.8        5.5
Interest income, net...................................................        1.1        0.3        0.3
Other income (expense), net............................................        0.2        0.2       (0.2)
                                                                         ---------  ---------  ---------
Income before income taxes and cumulative effect of change in
  accounting principle.................................................        8.0        7.3        5.6
Income tax provision...................................................        2.7        2.5        1.9
                                                                         ---------  ---------  ---------
Income before cumulative effect of change in accounting principle......        5.3        4.8        3.7
Cumulative effect of change in accounting principle, net of income tax
  benefit..............................................................        2.4         --         --
                                                                         ---------  ---------  ---------
Net income.............................................................        2.9%       4.8%       3.7%
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

FISCAL 1998 COMPARED TO FISCAL 1997

    REVENUES

    Total revenues increased 27% to $265.2 million for fiscal 1998 versus $208.6 million for fiscal 1997. Restaurant sales increased to $243.5 million for fiscal 1998 versus $189.5 million for the prior fiscal year, an increase of $54.0 million or 28%. The $54.0 million increase in restaurant sales for fiscal 1998 consists of the following components: the five new restaurants opened during fiscal 1998 accounted for approximately $11.9 million or 22% of the increase; noncomparable sales from restaurants opened during fiscal 1997 accounted for approximately $37.5 million or 70% of the increase; and comparable restaurant sales accounted for approximately $4.6 million or 8% of the increase. The impact of the two additional days for fiscal 1997 has been excluded from all comparable and average sales comparisons included herein. Restaurant operating weeks increased 27% to 1,286 for fiscal 1998 versus 1,013 for fiscal 1997. Average sales per restaurant operating week increased to $189,280 for fiscal 1998 versus $185,700 for the prior fiscal year. Sales for comparable restaurants, which increased 4.0% for fiscal 1998, benefited from menu price increases of approximately 1.5% which were taken during December 1997/January 1998 and again in June/ July 1998.

    Third-party bakery sales increased 14% to $21.8 million for fiscal 1998 versus $19.1 million for the prior fiscal year. This increase was principally attributable to higher sales volumes to warehouse club operators. For fiscal 1998, sales to warehouse club operators represented approximately 63% of total third-party bakery sales.

    Third-party bakery sales also include sales from Company-operated bakery cafe kiosks at the Ronald Reagan National Airport in Washington, DC which were $778,000 for fiscal 1998 versus $362,000 for the prior fiscal year. Effective December 17, 1998, the operations of these cafes were assumed by Host Marriott Services Corporation ("Host") as a licensee. Under the licensing agreement with Host, the Company will receive a royalty from certain of Host's sales at the cafes and will also sell proprietary bakery products to the licensed cafes. The impact of these licensing arrangements on the Company's results of operations is not expected to be material in the near future.

    RESTAURANT COST OF SALES

    Restaurant cost of sales increased to $65.5 million in fiscal 1998 from $50.1 million in fiscal 1997, an increase of $15.4 million or 31%. This increase was primarily attributable to the 28% increase in restaurant sales in fiscal 1998. As a percentage of restaurant sales, these costs slightly increased to 26.9% during fiscal 1998 versus 26.4% for fiscal 1997 principally as a result of higher costs for produce, poultry and dairy commodities versus fiscal 1997, offset in part by menu price increases.

    The menu at the Company's restaurants is one of the most diversified in the industry and, accordingly, is not overly dependent on a single commodity. For new restaurants, cost of sales will typically be higher than normal during the first 90-120 days of operations until each restaurant's staff becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by the Company's restaurants.

    THIRD-PARTY BAKERY COST OF SALES

    Cost of sales for third-party bakery sales, which include ingredient, packaging and production supply costs, were $10.6 million for fiscal 1998 versus $7.8 million for the same period of the prior year. The increase of $2.8 million or 36% was attributable to the 14% increase in third-party bakery sales for fiscal 1998, coupled with significantly higher dairy commodity costs. As a percentage of their related third-party bakery sales, cost of sales for fiscal 1998 increased to 48.7% versus 40.8% for fiscal 1997. This increase was primarily due to significantly higher costs for dairy-related commodities (principally cream cheese, manufacturing cream and butter) coupled with a shift in the mix of sales to lower-margin products. The Company's costs for certain of its dairy-related commodities increased as much as 50% to 75% during certain weeks of fiscal 1998 when the overall level of such costs rose across the country as a result of unfavorable supply and demand conditions. Since December 1998, the Company's costs for its dairy-related commodities have gradually decreased, but have not yet returned to their prior levels and remain potentially volatile. There can be no assurance that future costs for these commodities, or any commodities used in the Company's bakery or restaurant operations, will not begin to rise again due to market conditions beyond the Company's control.

    LABOR EXPENSES

    Labor expenses, which include restaurant-level labor costs and bakery direct production labor (including associated fringe benefits), were $81.5 million for fiscal 1998 versus $64.7 million for fiscal 1997, an increase of $16.8 million or 26%. This increase was principally due to the 28% increase in restaurant sales during fiscal 1998. As a percentage of total revenues, labor expenses were 30.7% versus 31.0% for fiscal 1997. The slight decrease in labor as a percentage of total revenues for fiscal 1998 was principally attributable to improved labor productivity at the restaurants and the leveraging of the fixed component of such costs by higher sales volumes. For new restaurants, labor expenses will typically be higher than normal during the first 90-120 days of operations until each restaurant's staff becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by the Company's restaurants.

    OTHER OPERATING COSTS AND EXPENSES

    Other operating costs and expenses consist of restaurant-level occupancy and other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses. Other operating costs and expenses increased 25% to $60.5 million for fiscal 1998 versus $48.3 million for fiscal 1997. This increase was principally attributable to the 27% increase in total revenues for fiscal 1998 versus the prior fiscal year. As a percentage of total revenues, other operating costs and expenses decreased slightly to 22.8% for fiscal 1998 versus 23.2% for fiscal 1997, reflecting lower costs for workers' compensation insurance and the leveraging of the fixed component of this expense category with higher revenues.

    GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses consist of restaurant support expenses (field supervision, manager recruitment and training, relocation and other related expenses), bakery administrative expenses, and corporate support and governance expenses. General and administrative expenses increased to $17.3 million for fiscal 1998 versus $10.1 million for fiscal 1997, an increase of $7.2 million or 72%. As a percentage of total revenues, general and administrative expenses increased to 6.5% for fiscal 1998 versus 4.8% for the prior fiscal year. As a result of the Company's fiscal 1998 adoption of SOP 98-5, "Reporting on the Costs of Start-Up Activities," certain costs and expenses previously included in the preopening cost category were reclassified to the general and administrative expense category. Refer to the "General" section of this Item 7. Accordingly, reported general and administrative expenses for fiscal 1998 are not comparable to those reported in fiscal 1997 and prior years.

    During fiscal 1998, the Company made significant investments to strengthen and add capacity to its operational support infrastructure in order to continue with its growth plan in a controlled manner. Most of these investments were directly related to supporting the growth and operational execution of the Company's core restaurant operations. Additional resources were allocated to building the field supervision and training organizations, strengthening the opening teams for new restaurants, recruiting and training additional qualified restaurant management personnel, and improving accounting and information systems. Additionally, the Company aggressively pursued new large-account customers for its third-party bakery operations which required additional investments in bakery support resources.

    The Company plans to continue strengthening its operational support infrastructure and pursuing large-account bakery customers during fiscal 1999, which will likely generate a higher absolute amount of general and administrative expenses for that year. One of the Company's principal objectives for fiscal 1999 is to more effectively leverage the investment in its operational support infrastructure with higher sales volumes.

    DEPRECIATION AND AMORTIZATION EXPENSES

    Depreciation and amortization expenses increased to $8.5 million for fiscal 1998 versus $6.7 million for fiscal 1997, an increase of $1.8 million or 27%. This increase was principally due to new restaurant openings. As a percentage of total revenues, depreciation and amortization expenses were 3.2% for both fiscal 1998 and 1997.

    PREOPENING COSTS

    As a result of the Company's fiscal 1998 adoption of SOP 98-5, "Reporting on the Costs of Start-Up Activities," the Company modified its definition of preopening costs and expensed those costs as incurred. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--

General." Accordingly, incurred preopening costs of $3.6 million reported for fiscal 1998 are not comparable to preopening amortization reported for fiscal 1997 and prior years. The Company opened five restaurants during fiscal 1998 versus six during fiscal 1997.

    Effective with fiscal 1998, this new accounting standard for preopening costs will accelerate the Company's recognition of such costs but will benefit the post-opening results of new restaurants. Preopening costs will fluctuate from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant, and the fluctuations could be significant. Based on the Company's current growth objectives for fiscal 1999 and 2000, preopening costs for each of those years will likely exceed the respective amount of preopening costs for the applicable prior year. As a result of the highly customized and operationally complex nature of the Company's restaurants, the preopening process is significantly more extensive and costly for the Company relative to that of other chain restaurant operations. Preopening costs will also vary from location to location depending on a number of factors, including (but not limited to) the proximity of other established Company restaurants, the size and physical layout of each location, and the relative difficulty of the restaurant staffing and training process. Additionally, new concepts such as Grand Lux Cafe-TM- are expected to incur initial preopening costs that will be significantly higher than preopening costs for typical Company restaurants.

    During fiscal 1998, the Company reevaluated its preopening process with the objective of reducing its timeframe, intensiveness and overall cost while, at the same time, not adversely impacting its ability to effectively execute. The Company intends to pursue further refinements to this process during fiscal 1999. However, there can be no assurance that preopening costs will be reduced for future restaurants or that preopening costs will not continue to have a significant impact on the Company's results of operations.

FISCAL 1997 COMPARED TO FISCAL 1996

    REVENUES

    Total revenues increased to $208.6 million for fiscal 1997 versus $160.3 million for fiscal 1996, an increase of $48.3 million or 30%. Restaurant sales increased to $189.5 million for fiscal 1997 versus $139.7 million for the prior fiscal year, an increase of $49.8 million or 36%. The $49.8 million increase in restaurant sales for fiscal 1997 consists of the following components: the six new restaurants opened during fiscal 1997 accounted for approximately $20.7 million or 42% of the increase; noncomparable sales from restaurants opened during fiscal 1996 accounted for approximately $17.4 million or 35% of the increase; increased sales at the Boca Raton restaurant (which was excluded from the base of comparable restaurants as a result of a 125-seat addition which was completed in December 1996) accounted for $2.3 million or 5% of the increase; comparable restaurant sales accounted for approximately $8.1 million or 16% of the increase; and the extension of fiscal 1997 by two days accounted for approximately $1.3 million or 2% of the increase. The impact of the two additional days for fiscal 1997 has been excluded from all comparable and average sales comparisons included herein. Restaurant operating weeks increased 29% to 1,013 for fiscal 1997 versus 786 for fiscal 1996. Average sales per restaurant operating week increased to $185,700 for fiscal 1997 versus $177,800 for the prior fiscal year. Sales for comparable restaurants, which increased 6.3% for fiscal 1997, benefited from menu price increases of approximately 1.5% which were taken during December 1996/January 1997 and again in June/July 1997.

    Third-party bakery sales decreased 7% to $19.1 million for fiscal 1997 versus $20.6 million for fiscal 1996. This decrease was principally attributable to lower sales of promotional products to certain large-account bakery customers compared to sales of such products in the prior fiscal year.

    RESTAURANT COST OF SALES

    Restaurant cost of sales increased to $50.1 million in fiscal 1997 from $38.6 million in fiscal 1996, an increase of $11.5 million or 30%. This increase was primarily attributable to the 36% increase in restaurant sales in fiscal 1997. As a percentage of restaurant sales, these costs decreased to 26.4% during fiscal 1997 versus 27.7% for fiscal 1996 principally as a result of menu price increases.

    THIRD-PARTY BAKERY COST OF SALES

    Cost of sales for third-party bakery sales decreased to $7.8 million for fiscal 1997 from $8.7 million for fiscal 1996, a decrease of $0.9 million or 10%. This decrease was primarily due to the 7% decrease in third-party bakery sales for fiscal 1997, coupled with slightly lower dairy commodity costs. As a percentage of the related third-party bakery sales, costs of sales for fiscal 1997 decreased to 40.8% versus 42.3% for fiscal 1996. This decrease was primarily attributable to slightly lower costs for dairy-related commodities coupled with improved production yields in the Company's bakery production facility.

    LABOR EXPENSES

    Labor expenses were $64.7 million for fiscal 1997 versus $49.1 million for fiscal 1996, an increase of $15.6 million or 32%. As a percentage of total revenues, labor expenses for fiscal 1997 were 31.0% versus 30.6% for fiscal 1996. This increase was principally attributable to higher costs for hourly restaurant and bakery workers, due in part to increased statutory minimum wages.

    OTHER OPERATING COSTS AND EXPENSES

    Other operating costs and expenses increased 30% to $48.3 million for fiscal 1997 versus $37.1 million for fiscal 1996. This increase was principally attributable to the 36% increase in restaurant sales for fiscal 1997. As a percentage of total revenues, other operating costs and expenses were 23.2% for both fiscal 1997 and 1996.

    GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses increased to $10.1 million for fiscal 1997 versus $7.2 million for fiscal 1996, an increase of $2.9 million or 40%. As a percentage of total revenues, general and administrative expenses increased to 4.8% for fiscal 1997 versus 4.5% for fiscal 1996. The Company strengthened its field supervision and corporate support infrastructure during fiscal 1997 to support its planned growth in a controlled manner.

    DEPRECIATION AND AMORTIZATION EXPENSES

    Depreciation and amortization expenses increased to $6.7 million for fiscal 1997 versus $5.4 million for fiscal 1996, an increase of $1.3 million or 24%. This increase was principally due to new restaurant openings. As a percentage of total revenues, depreciation and amortization expenses were 3.2% for fiscal 1997 versus 3.3% for the prior year.

    PREOPENING COSTS

    Preopening costs were $6.6 million for fiscal 1997 versus $5.4 million for fiscal 1996, an increase of $1.2 million or 23%. As a percentage of total revenues, preopening costs were 3.2% versus 3.4% for the prior year. For fiscal 1997 and all prior years, reported preopening costs reflect the amortization of previously deferred costs and have not been restated to conform with the Company's adoption of SOP 98-5 during fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

    The following table presents, for the periods indicated, a summary of the Company's key liquidity measurements.

                                                                   FISCAL YEAR
                                                         -------------------------------
                                                           1998       1997       1996
                                                         ---------  ---------  ---------
                                                          (DOLLAR AMOUNTS IN MILLIONS)
Cash and marketable securities on hand, end of year....  $    52.7  $    53.6  $    10.6
Net working capital, end of year.......................  $    30.3  $    57.1  $     8.8
Current ratio, end of year.............................      2.2:1      3.7:1      1.5:1
Long-term debt, end of year............................  $      --  $      --  $     6.0
Cash provided by operations............................  $    27.0  $    11.5  $     9.6
Capital expenditures...................................  $    28.0  $    21.7  $    23.3

    During fiscal 1998, the Company's total amount of cash and marketable securities on hand decreased slightly by $0.9 million to $52.7 million versus $53.6 million as of the end of fiscal 1997. The Company's net working capital position decreased by $26.8 million to $30.3 million as of the end of fiscal 1998. The decrease in net working capital principally resulted from the write-off of deferred preopening costs pursuant to the Company's adoption of SOP 98-5 and the lengthened maturity of the Company's marketable securities portfolio.

    As of March 23, 1999, there were no borrowings outstanding under the Company's $25 million revolving credit and term loan facility (the "Credit Facility"). The terms of the Credit Facility were amended in March 1998 to provide for, among other things, borrowings under the Credit Facility to bear interest at variable rates based, at the Company's option, on either the prime rate of interest, the lending institution's cost of funds rate plus 0.75%, or the applicable LIBOR rate plus 0.75%. The Credit Facility expires on May 31, 2000. On that date, a maximum of $25 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates. The Credit Facility is not collateralized and requires the Company to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of its operations, with which the Company is currently in compliance.

    During fiscal 1998, the Company's total capital expenditures were approximately $28.0 million, most of which were related to its restaurant operations. For fiscal 1999, the Company currently estimates its total capital expenditure requirement to range between $35-$40 million, excluding approximately $5-$7 million of noncapitalizable preopening costs and net of agreed-upon landlord construction contributions. This estimate contemplates eight new restaurants to be opened during fiscal 1999 (including Grand Lux Cafe-TM- at The Venetian Resort-Hotel-Casino, as well as DisneyQuest-TM--Chicago) and also provides for an anticipated increase in construction-in-progress disbursements for anticipated fiscal 2000 openings. The Company has historically leased the land and building shells for its restaurant locations and has expended cash for leasehold improvements and furnishings, fixtures and equipment for the locations. As of March 23, 1999, the Company had six signed leases for potential new restaurant locations. The Company's primary expansion objective is to increase its total restaurant productive square feet and operating weeks at least 25% during fiscal 1999 and 2000.

    Based on its current expansion objectives, the Company believes its existing cash and short-term investments on hand, coupled with cash provided by operations, available borrowings under its Credit Facility, and landlord construction contributions (when available) should be sufficient to finance its planned capital expenditures and other operating activities through fiscal 2000. Thereafter, the Company anticipates that it may seek additional funds to finance its future growth. However, there can be no assurance that such funds will be available when needed or be available on terms acceptable to the Company.

    The Company effected a three-for-two stock split on April 1, 1998. The Company is also authorized by its Board of Directors to repurchase up to 450,000 shares of its common stock for reissuance upon the exercise of stock options under the Company's current stock option plans. A source of funding for share repurchases will be the proceeds to the Company from the exercise of stock options. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by the Company. As of March 23, 1999, the Company had repurchased 211,000 shares at a total cost of approximately $3.5 million.

RECENT ACCOUNTING PRONOUNCEMENTS

    The Company elected early adoption of Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," during fiscal 1998. This new accounting standard, issued in 1998 by the American Institute of CPAs, requires most entities to expense all start-up and preopening costs as they are incurred. Consistent with the practice of most casual dining restaurant companies, the Company previously deferred such costs and then wrote them off over the twelve-month period following the opening of each restaurant. The early adoption of SOP 98-5 was made retroactive to the first quarter of fiscal 1998. The cumulative effect of this change in accounting principle, net of income tax benefit, was $6.3 million or $0.31 per diluted share and was recorded retroactively to the first quarter of 1998 as a one-time charge. This new accounting standard will accelerate the Company's recognition of preopening costs but will benefit the post-opening results of new restaurants. Excluding the one-time cumulative effect, the adoption of the new accounting standard reduced the Company's reported results for fiscal 1998 by approximately $0.02 per diluted share.

    In June 1998, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The new rules will be effective the first quarter of 2000. The Company does not believe the new standard will have a material impact on the Company's results of operations.

IMPACT OF INFLATION AND CHANGES IN THE COSTS OF KEY OPERATING RESOURCES

    The Company's profitability is dependent, among other things, upon its ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, and other supplies and services. Various factors beyond the Company's control, including adverse weather and general marketplace conditions, may affect the availability and cost of food and other raw materials. As a result of unfavorable supply and demand conditions, the Company's cost for dairy-related commodities increased to 4.3% of total revenues for fiscal 1998 versus 3.4% for fiscal 1997. The impact of inflation on food, labor and occupancy costs can significantly affect the Company's operations. Many of the Company's restaurant and bakery employees are paid hourly rates related to the federal minimum wage which increased in 1988, 1991, 1996 and 1997. Additionally, a general shortage in the availability of qualified restaurant management and hourly workers in certain geographical areas in which the Company operates has caused related increases in the costs of recruiting and compensating such employees. Certain operating costs, such as utilities, taxes, insurance and outside services, continue to increase with the general level of inflation.

    While management has been able to react to inflation and other changes in the costs of key operating resources by increasing prices for its menu items and bakery products, coupled with more efficient purchasing practices and economies of scale, there can be no assurance that it will be able to continue to do so in the future. Substantially all of the leases for the Company's restaurants provide for additional rent obligations based on a percentage of sales. As a result, rent expense will absorb a proportionate share of any menu price increases in the restaurants. There can be no assurance that the Company will continue to generate increases in comparable restaurant sales and third-party bakery sales in amounts sufficient to offset inflationary or other cost pressures.

SEASONALITY AND QUARTERLY RESULTS

    The Company's business is subject to seasonal fluctuations. Historically, the Company's highest earnings have occurred in the second and third quarters of the fiscal year, as the Company's sales in its existing restaurants have typically been higher during the second and third quarters of the fiscal year. Approximately one-half of the Company's restaurants are located in or near shopping centers and malls which typically experience seasonal fluctuations in sales. The Company's third-party bakery operations are seasonal to the extent that the fourth quarter's sales are typically higher due to holiday business. Additionally, third-party bakery sales comparisons may significantly fluctuate from quarter to quarter due to the timing and scope of large orders of seasonal or promotional bakery products from large-account bakery customers. As a result of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results have been, and in the future are likely to be, significantly impacted by the timing of new restaurant openings and their respective preopening costs.

YEAR 2000 COMPLIANCE

    The Year 2000 issue results from the fact that many computers, embedded computer microprocessors, computer software applications and databases only use two digits (rather than four) to define the applicable year. As a result, such computer systems and applications may recognize a date of "00" as the year 1900 instead of the intended year 2000, which could result in data miscalculations and computer system failures. Computer systems and applications are considered to be Year 2000 compliant when they are fully capable of correctly processing transactions in the year 2000. The Year 2000 issue is real and presents a number of serious risks and uncertainties that could have a broad impact across all industries and which could materially impact the Company's results of operations, liquidity and financial position.

    THE COMPANY'S STATE OF READINESS FOR THE YEAR 2000 ISSUE

    During fiscal 1998, the Company began to formulate a plan to address the Year 2000 issue. The Company's Year 2000 plan currently consists of five phases: awareness, assessment, remediation, testing and implementation. The phases of the Year 2000 plan overlap substantially. The Company has established an internal Year 2000 task force, consisting of cross-functional members of its management team, to execute the plan. As of March 23, 1999, the Company has made substantial progress in the awareness and assessment phases of the plan and is moving forward with the remediation, testing and implementation phases. Remediation, testing and implementation work for all mission-critical internal systems and processes is currently expected to be completed before the end of fiscal 1999.

    AWARENESS AND ASSESSMENT

    The Company believes the nature of its business is such that the principal business risks associated with the Year 2000 issue can be addressed by assessing the readiness of key suppliers of goods and services to its restaurant and bakery operations to ensure they are aware of the Year 2000 issue and are taking timely and appropriate actions to reduce or eliminate the risks. The Company has also completed its assessment of all internal computer systems and software applications.

    SUPPLIERS OF MISSION-CRITICAL GOODS AND SERVICES

    The Company has sent a letter and questionnaire to all key suppliers of its goods and services to bring the Year 2000 issue to their attention and to assess their readiness. The task force has identified and prioritized those suppliers which provide mission-critical goods and services to the Company, will track their responses to the Company's Year 2000 questionnaire, and expects to continue discussions with them in an attempt to ensure an uninterrupted supply of goods and services and to develop any necessary contingency plans. The Company has received written responses from its suppliers of computerized point-of-sale systems, credit card processing services and outside payroll processing services that represent their respective systems to be Year 2000 compliant. However, there are many other key suppliers who have not yet responded to the Company's letter and questionnaire. All of the Company's efforts in this regard will not necessarily guarantee that events and circumstances outside of the Company's direct influence and control will not adversely impact its operations.

    EXPECTED COSTS TO ADDRESS THE YEAR 2000 ISSUE

    As of March 23, 1999, the Company does not believe that the costs related to the execution of its Year 2000 plan will be material to its results of operations, liquidity or financial position. The Company estimates that it has incurred a total cost of less than $100,000 to date with respect to executing its Year 2000 plan. Additional assessment, remediation, testing and implementation costs are currently expected to be less than $200,000 in the aggregate and are expected to be funded by cash flows from operations. This expected cost is based on the Company's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain necessary resources, third-party modification plans and other factors. Any unanticipated failures by critical suppliers, as well as any failure on the part of the Company to successfully execute its own remediation efforts, could materially increase the expected cost of the plan and could lengthen its completion date. As a result, there can be no assurance that these forward-looking statements will be achieved.

    RISKS ASSOCIATED WITH THE YEAR 2000 ISSUE

    If any mission-critical computer systems have been inadvertently overlooked by the Company in the assessment, remediation, testing or implementation phases of its Year 2000 plan, or if any of the Company's internal computer systems are not successfully remediated, there could be a material adverse effect on the Company's results of operations, liquidity and financial condition of a magnitude which the Company has not yet been able to fully analyze. Additionally, the Company has not yet been assured that the computer systems of all of its key suppliers will be Year 2000 compliant in a timely manner or that the computer systems of third parties with which the Company's computer systems exchange data will also be compliant. If the Company's suppliers of mission-critical goods and services, including providers of necessary energy, telecommunications and transportation requirements, fail to provide the Company with the raw materials and services necessary to predictably execute its operations, such failures could have a material adverse impact on the Company's results of operations, liquidity and financial position.

    CONTINGENCY PLANS

    The Company is in the initial stages of developing an operational contingency plan to address any unavoidable Year 2000 issues. Although the Company expects to have the plan substantially completed by the start of the fourth quarter of fiscal 1999, modifications to the plan will likely continue through the remainder of fiscal 1999 and into fiscal 2000.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to its $25 million revolving credit and term loan facility (the "Credit Facility"). There were no borrowings outstanding under the Credit Facility during fiscal 1998 or fiscal 1999 through March 23, 1999. Borrowings under the Credit Facility bear interest at variable rates based on either the prime rate of interest, the lending institution's cost of funds plus 0.75% or LIBOR plus 0.75%. A hypothetical 1% interest rate change would not have a material impact on the Company's results of operations.

    A change in market prices also exposes the Company to market risk related to its investments in marketable securities. As of December 29, 1998, the Company held $35,205,000 in marketable securities. A hypothetical 10% decline in the market value of those securities would result in a $3,520,500 unrealized loss and a corresponding decline in their fair value of a like amount. This hypothetical decline would not affect cash flow from operations and would not have an impact on net income until the securities were disposed of.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Financial Statements required to be filed hereunder are set forth on pages 26 through 44 of this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEMS 10, 11, 12, AND 13:

    The information required by Items 10, 11, 12, and 13 is hereby incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 18, 1999 and which will be filed with the Commission within 120 days after the close of the Company's fiscal year.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K

    The following documents are filed as a part of this Report:

    (a) The Financial Statements required to be filed hereunder are listed in the Index to Financial Statements on page 26 of this report.

    (b) The Exhibits required to be filed hereunder are listed in the exhibit index included herein at page 45.

    (c) The Registrant did not file any reports on Form 8-K during the last quarter of its fiscal year ended December 29, 1998.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                 NO.
                                                                                                                -----
Report of Independent Accountants..........................................................................          27

Consolidated Balance Sheets as of December 29, 1998 and December 30, 1997..................................          28

Consolidated Statements of Operations for Fiscal Years 1998, 1997 and 1996.................................          29

Consolidated Statements of Equity for Fiscal Years 1998, 1997 and 1996.....................................          30

Consolidated Statements of Cash Flows for Fiscal Years 1998, 1997 and 1996.................................          31

Notes to Consolidated Financial Statements.................................................................          32

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of The Cheesecake Factory Incorporated:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, equity and cash flows present fairly, in all material respects, the financial position of The Cheesecake Factory Incorporated and Subsidiaries at December 29, 1998 and December 30, 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for the cost of start-up activities in 1998.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
February 3, 1999

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       DECEMBER 29,  DECEMBER 30,
                                                                                           1998          1997
                                                                                       ------------  ------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents..........................................................   $   17,467    $   43,543
  Investments and marketable securities..............................................       21,596         8,508
  Accounts receivable................................................................        3,473         2,164
  Other receivables..................................................................        5,478         8,087
  Inventories........................................................................        5,854         5,069
  Prepaid expenses...................................................................          826           963
  Deferred preopening costs..........................................................           --         9,690
  Deferred income taxes..............................................................           --            88
                                                                                       ------------  ------------
    Total current assets.............................................................       54,694        78,112
                                                                                       ------------  ------------
Property and equipment, net..........................................................      107,660        88,064
                                                                                       ------------  ------------
Other assets:
  Marketable securities..............................................................       13,609         1,500
  Other receivables..................................................................        5,286         6,875
  Trademarks.........................................................................        1,614         1,256
  Other..............................................................................        2,557         1,895
                                                                                       ------------  ------------
    Total other assets...............................................................       23,066        11,526
                                                                                       ------------  ------------
      Total assets...................................................................   $  185,420    $  177,702
                                                                                       ------------  ------------
                                                                                       ------------  ------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................................   $   11,303    $   12,071
  Income taxes payable...............................................................        1,421           667
  Other accrued expenses.............................................................       11,290         8,251
  Deferred income taxes..............................................................          416            --
                                                                                       ------------  ------------
    Total current liabilities........................................................       24,430        20,989
                                                                                       ------------  ------------
Deferred income taxes................................................................          699         4,168
Commitments and contingencies (Note 6)
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued and
    outstanding......................................................................           --            --
  Junior participating cumulative preferred stock, $.01 par value, 150,000 shares
    authorized; none issued and outstanding..........................................           --            --
  Common stock, $.01 par value, 30,000,000 shares authorized; 20,108,102 and
    19,893,312 issued and outstanding for 1998 and 1997, respectively................          201           199
  Additional paid-in capital.........................................................      117,713       114,185
  Retained earnings..................................................................       45,880        38,196
  Marketable securities valuation allowance..........................................          (35)          (35)
  Treasury stock, 211,000 shares at cost.............................................       (3,468)           --
                                                                                       ------------  ------------
    Total stockholders' equity.......................................................      160,291       152,545
                                                                                       ------------  ------------
      Total liabilities and stockholders' equity.....................................   $  185,420    $  177,702
                                                                                       ------------  ------------
                                                                                       ------------  ------------

      See the accompanying notes to the consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  (IN THOUSANDS, EXCEPT NET INCOME PER SHARE)

                                                                          FISCAL YEAR
                                                                -------------------------------
                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
Revenues:
  Restaurant sales............................................  $ 243,415  $ 189,475  $ 139,715
  Third-party bakery sales....................................     21,808     19,114     20,590
                                                                ---------  ---------  ---------
    Total revenues............................................    265,223    208,589    160,305
                                                                ---------  ---------  ---------
Costs and expenses:
  Restaurant cost of sales....................................     65,480     50,084     38,643
  Third-party bakery cost of sales............................     10,626      7,805      8,715
  Labor expenses..............................................     81,475     64,708     49,075
  Other operating costs and expenses..........................     60,452     48,320     37,134
  General and administrative expenses.........................     17,333     10,096      7,238
  Depreciation and amortization expenses......................      8,540      6,696      5,350
  Preopening costs............................................      3,603      6,646      5,394
                                                                ---------  ---------  ---------
    Total costs and expenses..................................    247,509    194,355    151,549
                                                                ---------  ---------  ---------
Income from operations........................................     17,714     14,234      8,756
Interest income, net..........................................      2,955        520        499
Other income (expense), net...................................        435        420       (360)
                                                                ---------  ---------  ---------
Income before income taxes and cumulative effect of change in
  accounting principle........................................     21,104     15,174      8,895
Income tax provision..........................................      7,073      5,235      2,983
                                                                ---------  ---------  ---------
Income before cumulative effect of change in accounting
  principle...................................................     14,031      9,939      5,912
Cumulative effect of change in accounting principle, net of
  income tax benefit of $3,343................................      6,347         --         --
                                                                ---------  ---------  ---------
Net income....................................................  $   7,684  $   9,939  $   5,912
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

Net income per share:
Basic:
  Income before cumulative effect of change in accounting
    principle.................................................  $    0.70  $    0.59  $    0.36
  Cumulative effect of change in accounting principle.........      (0.32)        --         --
                                                                ---------  ---------  ---------
  Net income..................................................  $    0.38  $    0.59  $    0.36
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------
Diluted:
  Income before cumulative effect of change in accounting
    principle.................................................  $    0.68  $    0.58  $    0.36
  Cumulative effect of change in accounting principle.........      (0.31)        --         --
                                                                ---------  ---------  ---------
  Net income..................................................  $    0.37  $    0.58  $    0.36
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------
Weighted average shares outstanding:
  Basic.......................................................     19,984     16,842     16,350
  Diluted.....................................................     20,572     17,132     16,619

      See the accompanying notes to the consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EQUITY

                                 (IN THOUSANDS)

                                                                                            MARKETABLE
                                                                    ADDITIONAL              SECURITIES
                                                         COMMON      PAID-IN    RETAINED     VALUATION    TREASURY
                                                          STOCK      CAPITAL    EARNINGS     ALLOWANCE      STOCK      TOTAL
                                                       -----------  ----------  ---------  -------------  ---------  ----------
Balance, December 31, 1995...........................   $     108   $   54,112  $  22,411    $    (426)   $      --  $   76,205

Net income...........................................          --           --      5,912           --           --       5,912
Issuance of common stock pursuant to stock option
  plan, including tax benefit........................           1        1,152         --           --           --       1,153
Marketable securities valuation adjustment...........          --           --         --          242           --         242
                                                            -----   ----------  ---------        -----    ---------  ----------
Balance, December 29, 1996...........................         109       55,264     28,323         (184)          --      83,512

Net income...........................................          --           --      9,939           --           --       9,939
Issuance of common stock pursuant to stock option
  plan, including tax benefit........................           1          323         --           --           --         324
Issuance of common stock pursuant to follow-on public
  offering...........................................          23       58,598         --           --           --      58,621
Marketable securities valuation adjustment...........          --           --         --          149           --         149
Three-for-two stock split............................          66           --        (66)          --           --          --
                                                            -----   ----------  ---------        -----    ---------  ----------
Balance, December 30, 1997...........................         199      114,185     38,196          (35)          --     152,545

Net income...........................................          --           --      7,684           --           --       7,684
Issuance of common stock pursuant to stock option
  plan, including tax benefit........................           2        3,528         --           --           --       3,530
Purchase of treasury stock...........................          --           --         --           --       (3,468)     (3,468)
                                                            -----   ----------  ---------        -----    ---------  ----------
Balance, December 29, 1998...........................   $     201   $  117,713  $  45,880    $     (35)   $  (3,468) $  160,291
                                                            -----   ----------  ---------        -----    ---------  ----------
                                                            -----   ----------  ---------        -----    ---------  ----------

      See the accompanying notes to the consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                           FISCAL YEAR
                                                                 -------------------------------
                                                                   1998       1997       1996
                                                                 ---------  ---------  ---------
Cash flows from operating activities:
  Net income...................................................  $   7,684  $   9,939  $   5,912
  Adjustments to reconcile net income to cash provided by
    operating activities:
    Depreciation and amortization..............................      8,540      6,696      5,350
    Cumulative effect of change in accounting principle........      6,347         --         --
    Preopening amortization....................................         --      6,646      5,394
    Loss (gain) on asset sale..................................         --        122         (9)
    Loss on available-for-sale securities......................          9         64        254
    Deferred income taxes......................................     (2,965)     2,447       (559)
    Changes in assets and liabilities:
      Accounts receivable......................................     (1,309)       219       (170)
      Other receivables........................................      4,198     (7,658)      (878)
      Inventories..............................................       (785)      (863)    (1,494)
      Prepaid expenses.........................................        137        119     (1,082)
      Deferred preopening costs................................         --     (9,411)    (5,520)
      Trademarks...............................................       (416)    (1,006)       (60)
      Other....................................................       (774)      (504)      (655)
      Accounts payable.........................................       (768)     3,162       (404)
      Income taxes payable.....................................      4,097       (168)       760
      Other accrued expenses...................................      3,039      1,687      2,724
                                                                 ---------  ---------  ---------
        Cash provided by operating activities..................     27,034     11,491      9,563
                                                                 ---------  ---------  ---------
Cash flows from investing activities:
  Additions to property and equipment..........................    (27,966)   (21,703)   (23,247)
  Sales of property and equipment..............................         --         47          9
  Investments in available-for-sale securities.................    (51,774)   (10,605)        --
  Sales of available-for-sale securities.......................     26,568      2,833      4,980
                                                                 ---------  ---------  ---------
        Cash used by investing activities......................    (53,172)   (29,428)   (18,258)
                                                                 ---------  ---------  ---------
Cash flows from financing activities:
  Net borrowings (repayments) under revolving credit
    facility...................................................         --     (6,000)     6,000
  Issuance of common stock.....................................          2         23          1
  Proceeds from exercise of employee stock options.............      3,528        323      1,152
  Proceeds from follow-on public offering of common stock......         --     58,598         --
  Purchase of treasury stock...................................     (3,468)        --         --
                                                                 ---------  ---------  ---------
        Cash provided by financing activities..................         62     52,944      7,153
                                                                 ---------  ---------  ---------
Net change in cash and cash equivalents........................    (26,076)    35,007     (1,542)
Cash and cash equivalents at beginning of period...............     43,543      8,536     10,078
                                                                 ---------  ---------  ---------
Cash and cash equivalents at end of period.....................  $  17,467  $  43,543  $   8,536
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

      See the accompanying notes to the consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    BASIS OF PRESENTATION:

    The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and its wholly owned subsidiaries (The Cheesecake Factory Restaurants, Inc., The Cheesecake Factory Bakery Incorporated, The Houston Cheesecake Factory Corporation and Grand Lux Cafe
LLC). All of the Company's restaurants and its bakery production facility are located within the United States. All significant intercompany accounts and transactions for the periods presented have been eliminated in consolidation.

    FISCAL YEAR:

    At the end of calendar 1992, the Company adopted a 52/53 week fiscal year ending on the Sunday closest to December 31 for financial reporting purposes. Commencing with the start of fiscal 1998, the Company changed its fiscal week and year-end from Sunday to Tuesday to facilitate certain operational efficiencies. In order to effect the transition, fiscal 1997 was extended by two additional days to Tuesday, December 30, 1997. Fiscal 1998, 1997 and 1996 each consisted of 52 weeks. Fiscal 1999 will consist of 52 weeks and will end on Tuesday, December 28, 1999.

    CASH AND CASH EQUIVALENTS:

    The Company considers all highly liquid investments with an original maturity of three months or less at date of purchase to be cash equivalents.

    INVESTMENTS AND MARKETABLE SECURITIES:

    The Company records investments and marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 establishes accounting and reporting requirements for investments in equity securities that have readily determinable fair values and for all investments in debt securities. All investment securities must be classified as one of the following: held to maturity, trading or available for sale. Debt securities that the Company expects to hold to maturity are classified as held-to-maturity securities and are reported at their amortized costs. Debt securities that the Company classifies as available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of related tax effect) until realized. Fair value is determined by the most recently traded price of each security at the Company's balance sheet date, plus any accrued interest. Net realized gains or losses are determined on the specific identification cost method. At December 29, 1998, all of the Company's investments and marketable securities were classified in the available-for-sale category.

    ACCOUNTS AND OTHER RECEIVABLES:

    The Company's accounts receivable principally result from credit sales to third-party bakery customers. Other receivables consist of various amounts due from landlords, insurance providers and others in the ordinary course of business.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    CONCENTRATION OF CREDIT RISK:

    Financial instruments which potentially subject the Company to a concentration of credit risk are cash and cash equivalents, investments and marketable securities, and accounts receivable. The Company currently maintains a majority of its day-to-day operating cash balances with two major financial institutions. At times, cash balances may be in excess of FDIC insurance limits. The Company places its temporary excess cash with major financial institutions that, in turn, invest in investment-grade commercial paper and other corporate obligations, certificates of deposit, government obligations and other investments and marketable securities. The Company's investment policy limits the amount of exposure to any one financial institution or investment. With respect to marketable securities, the net unrealized loss on the Company's investment portfolio as of December 29, 1998 and December 30, 1997 has been reported (net of tax effect) in a valuation allowance within the stockholders' equity section of the Consolidated Balance Sheet. Concentration of credit risk for accounts receivable is considered by the Company to be minimal as a result of the large number of third-party bakery customers, as well as the payment histories and general financial condition of the larger third-party bakery customers.

    INVENTORIES:

    Inventories are stated at the lower of cost (first-in, first-out) or market.

    PREOPENING COSTS:

    Effective with fiscal 1998, preopening costs are expensed as incurred. For fiscal 1997 and prior years, preopening costs were deferred and then amortized over the twelve-month period following the opening of the respective facilities.

    PROPERTY AND EQUIPMENT:

    Property and equipment are recorded at cost. Improvements are capitalized while repair and maintenance costs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated economic lives of the assets or the primary terms of the respective leases. Depreciation periods are as follows:

Land improvements.....................................  25 years
Buildings.............................................  30 years
                                                        Primary term of
Leasehold improvements................................  lease
Restaurant fixtures and equipment.....................  10 years
Bakery equipment......................................  15 years
Automotive equipment..................................  5 years
Computer equipment....................................  3 years

    RESEARCH AND DEVELOPMENT COSTS:

    Research and development costs are expensed as incurred.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    INCOME TAXES:

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

    NET INCOME PER SHARE:

    During fiscal 1997, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires companies to present basic earnings per share (EPS) and diluted EPS, instead of the primary and fully diluted EPS presentations that were formerly required by Accounting Principles Board Opinion No. 15, "Earnings Per Share." Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For the Company, diluted EPS includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method. EPS amounts for all periods presented reflect the provisions of SFAS No. 128, including amounts presented for prior periods which have been restated to conform to SFAS No. 128.

    RECENT ACCOUNTING PRONOUNCEMENTS:

    During fiscal 1998, the Company elected early adoption of AICPA Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This new accounting standard requires most entities to expense all start-up and preopening costs as they are incurred. Consistent with the practice of most casual dining restaurant companies, the Company previously deferred such costs and then wrote them off over the twelve-month period following the opening of each restaurant. Restatement of previously issued financial statements is not permitted by SOP 98-5 and entities are not required to report the pro forma effects of the retroactive application of the new accounting standard.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The new rules will be effective the first quarter of 2000. The Company does not believe that the new standard will have a material impact on the Company's financial statements.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    USE OF ESTIMATES:

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

    REVENUE RECOGNITION:

    Revenue from restaurant sales is recognized when food and beverage products are sold. Revenue from third-party bakery sales is recognized when the products are shipped.

    ENVIRONMENTAL COSTS:

    Costs incurred to investigate and remediate contaminated sites are expensed as incurred. The Company did not incur any such costs during fiscal 1998, 1997 and 1996.

    ADVERTISING COSTS:

    Advertising costs are expensed as incurred.

    RECLASSIFICATIONS:

    Certain prior year amounts have been reclassified to conform to the current year's presentation and to improve comparability with other restaurant entities.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

2. INVESTMENTS AND MARKETABLE SECURITIES:

    Investments and marketable securities consisted of (in thousands):

                                                                              BALANCE
                                                               UNREALIZED      SHEET
CLASSIFICATION                          COST     FAIR VALUE    GAIN/(LOSS)    AMOUNT                  MATURITY
------------------------------------  ---------  -----------  -------------  ---------  ------------------------------------
AT DECEMBER 29, 1998:
Current assets:
Available-for-sale securities:
  Corporate debt securities.........  $  21,590   $  21,596     $       6    $  21,596  January 1999 to December 1999
                                      ---------  -----------          ---    ---------
                                      ---------  -----------          ---    ---------
Other assets:
Available-for-sale securities:
  Equity securities.................  $   1,010   $     956     $     (54)   $     956  No maturity dates
  Corporate debt securities.........     11,911      11,902            (9)      11,902  June 2000 to December 2033
  U.S. Treasury securities..........        753         751            (2)         751  November 2000
                                      ---------  -----------          ---    ---------
    Total...........................  $  13,674   $  13,609     $     (65)   $  13,609
                                      ---------  -----------          ---    ---------
                                      ---------  -----------          ---    ---------

AT DECEMBER 30, 1997:
Current assets:
Available-for-sale securities:
  Equity securities.................  $   1,508   $   1,453     $     (55)   $   1,453  No maturity dates
  Corporate debt securities.........      7,055       7,055            --        7,055  April 1998 to August 1998
                                      ---------  -----------          ---    ---------
    Total...........................  $   8,563   $   8,508     $     (55)   $   8,508
                                      ---------  -----------          ---    ---------
                                      ---------  -----------          ---    ---------

Other assets:
Available-for-sale securities:
  Corporate debt securities.........  $   1,500   $   1,500     $      --    $   1,500  March 1999
                                      ---------  -----------          ---    ---------
                                      ---------  -----------          ---    ---------

3. OTHER RECEIVABLES:

    Other receivables consisted of (in thousands):

                                                         DECEMBER 29, 1998  DECEMBER 30, 1997
                                                         -----------------  -----------------
Tenant improvement allowances from landlords...........      $   9,518          $  12,251
Insurance claims and refunds...........................             --              1,700
Accrued income on investments..........................            483                446
Other..................................................            763                565
                                                               -------            -------
Total other receivables................................         10,764             14,962
Less: current portion..................................         (5,478)            (8,087)
                                                               -------            -------
Other receivables......................................      $   5,286          $   6,875
                                                               -------            -------
                                                               -------            -------

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

4. INVENTORIES:

    Inventories consisted of (in thousands):

                                                         DECEMBER 29, 1998  DECEMBER 30, 1997
                                                         -----------------  -----------------
Restaurant food and supplies...........................      $   4,043          $   3,551
Bakery raw materials...................................          1,076                852
Bakery finished goods..................................            735                666
                                                                ------             ------
Total..................................................      $   5,854          $   5,069
                                                                ------             ------
                                                                ------             ------

    The amounts for restaurant food and supplies as of December 29, 1998 and December 30, 1997 include $1.9 million and $1.5 million, respectively, for certain smallware inventories in the restaurants.

5. PROPERTY AND EQUIPMENT:

    Property and equipment consisted of (in thousands):

                                                         DECEMBER 29, 1998  DECEMBER 30, 1997
                                                         -----------------  -----------------
Land and related improvements..........................     $     1,227        $     1,226
Building...............................................           6,464              6,463
Fixtures and equipment.................................          48,673             42,395
Leasehold improvements.................................          69,556             58,090
Computer equipment.....................................           1,084                791
Automotive equipment...................................             390                390
Construction in progress...............................          10,679                752
                                                               --------           --------
Property and equipment, total..........................         138,073            110,107
Less: accumulated depreciation and amortization........         (30,413)           (22,043)
                                                               --------           --------
Property and equipment, net............................     $   107,660        $    88,064
                                                               --------           --------
                                                               --------           --------

6. COMMITMENTS AND CONTINGENCIES:

    The Company leases all its restaurant locations under noncancellable operating leases, with primary terms ranging from 10 to 20 years. The restaurant leases include land and building shells, require contingent rent above the minimum lease payments based on a percentage of sales typically ranging from 5% to 8%, and require various expenses incidental to the use of the property. Most leases have renewal options. Management has always exercised its renewal options in the past. The Company also leases certain restaurant and bakery equipment under operating lease agreements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

6. COMMITMENTS AND CONTINGENCIES: (CONTINUED)
    The aggregate minimum annual lease payments under noncancellable operating leases (including those for eight restaurants with executed leases as of December 29, 1998 that are planned for fiscal 1999 or 2000 openings) are as follows (in thousands):

1999..............................................................  $   9,471
2000..............................................................     10,359
2001..............................................................     10,730
2002..............................................................     10,886
2003..............................................................     10,824
Thereafter........................................................    119,153
                                                                    ---------
  Total minimum lease commitments.................................  $ 171,423
                                                                    ---------
                                                                    ---------

    Rent expenses charged to operations on all operating leases were as follows (in thousands):

                                                          FISCAL 1998  FISCAL 1997  FISCAL 1996
                                                          -----------  -----------  -----------
Base rent...............................................   $   7,334    $   5,289    $   4,459
Contingent rent.........................................       7,303        5,853        4,361
Other charges...........................................       3,535        2,093        1,842
                                                          -----------  -----------  -----------
  Total.................................................   $  18,172    $  13,235    $  10,662
                                                          -----------  -----------  -----------
                                                          -----------  -----------  -----------

    With respect to the eight restaurants with executed leases as of December 29, 1998 that are currently planned for openings in fiscal 1999 and 2000, the Company has estimated construction commitments (leasehold improvements and fixtures, furnishings and equipment), net of agreed-upon landlord construction contributions, totaling approximately $29 million.

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

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

7. INCOME TAXES:

    The provision for income taxes income taxes consisted of the following (in thousands):

                                                          FISCAL 1998  FISCAL 1997  FISCAL 1996
                                                          -----------  -----------  -----------
Income before income taxes and cumulative effect of
  change in accounting principle........................   $  21,104    $  15,174    $   8,895
Cumulative effect of change in accounting principle.....      (9,690)          --           --
                                                          -----------  -----------  -----------
Income before income taxes..............................   $  11,414    $  15,174    $   8,895
                                                          -----------  -----------  -----------
                                                          -----------  -----------  -----------

Income tax provision:
Current:
  Federal...............................................   $   5,132    $   2,831    $   2,680
  State.................................................       1,563          703          582
                                                          -----------  -----------  -----------
    Total current.......................................       6,695        3,534        3,262
Deferred................................................         378        1,701         (279)
                                                          -----------  -----------  -----------
Provision before cumulative effect of change in
  accounting principle..................................       7,073        5,235        2,983
Benefit (deferred provision) from cumulative effect of
  change in accounting principle........................      (3,343)          --           --
                                                          -----------  -----------  -----------
    Total...............................................   $   3,730    $   5,235    $   2,983
                                                          -----------  -----------  -----------
                                                          -----------  -----------  -----------

    The following is a reconciliation between the U.S. federal statutory rate and the effective tax rate:

                                                           FISCAL 1998    FISCAL 1997    FISCAL 1996
                                                          -------------  -------------  -------------
Tax at U.S. federal statutory rate......................         35.0%          34.0%          34.0%
State and district income taxes net of federal income
  tax benefit...........................................          4.6            5.9            4.2
FICA tip credit and research credits....................         (6.4)          (4.6)          (6.6)
Municipal bond income, dividends received deduction and
  other.................................................         (0.5)          (0.8)           1.9
                                                                  ---            ---            ---
Effective tax rate......................................         32.7%          34.5%          33.5%
                                                                  ---            ---            ---
                                                                  ---            ---            ---

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

7. INCOME TAXES: (CONTINUED)
    The temporary differences which give rise to deferred income tax assets and liabilities are as follows (in thousands):

                                                         DECEMBER 29, 1998  DECEMBER 30, 1997
                                                         -----------------  -----------------
Current deferred tax asset/(liability):
State tax current provision............................      $    (480)         $     138
Other, net.............................................             64                (50)
                                                               -------            -------
Total..................................................      $    (416)         $      88
                                                               -------            -------
                                                               -------            -------

Noncurrent deferred tax asset/(liability):
Property and equipment.................................      $  (5,053)         $  (4,763)
Accrued rent...........................................          2,566              2,281
Preopening costs.......................................             --             (4,196)
Tax credit carryforwards...............................          1,689              1,981
Capital losses.........................................            272                186
Other, net.............................................           (173)               343
                                                               -------            -------
Total..................................................      $    (699)         $  (4,168)
                                                               -------            -------
                                                               -------            -------

8. LONG-TERM DEBT:

    The Company maintains a $25 million revolving credit and term loan facility (the "Credit Facility") with a major financial institution. As of March 23, 1999, there were no borrowings outstanding under the Credit Facility. The terms of the Credit Facility were amended in March 1998 to provide for, among other things, borrowings under the Credit Facility to bear interest at variable rates based, at the Company's option, on either the prime rate of interest, the lending institution's cost of funds rate plus 0.75% or the applicable LIBOR rate plus 0.75%. The Credit Facility expires on May 31, 2000. On that date, a maximum of $25 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates. The Credit Facility is not collateralized and requires the Company to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of its operations, with which the Company is currently in compliance.

9. STOCK SPLIT:

    The Company effected a stock dividend in the form of a three-for-two stock split on April 1, 1998. In connection with this stock dividend and split, $66,000 was transferred to common stock from retained earnings in the December 30, 1997 Consolidated Balance Sheet. All references in the Consolidated Financial Statements to shares of common stock and related prices, weighted average number of shares, per share amounts and stock option plan data have been adjusted to reflect the stock split.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

10. ADOPTION OF STATEMENT OF POSITION 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES":

    The Company elected early adoption of Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," during fiscal 1998. This new accounting standard, issued in 1998 by the American Institute of CPAs, requires most entities to expense all start-up and preopening costs as they are incurred. Consistent with the practice of most casual dining restaurant companies, the Company previously deferred such costs and then wrote them off over the twelve-month period following the opening of each restaurant. The early adoption of SOP 98-5 was made retroactive to the first quarter of fiscal 1998. The cumulative effect of this change in accounting principle, net of income tax benefit, was $6.3 million or $0.31 per diluted share and was recorded retroactively to the first quarter of 1998 as a one-time charge. This new accounting standard will accelerate the Company's recognition of preopening costs but will benefit the post-opening results of new restaurants. Excluding the one-time cumulative effect, the adoption of the new accounting standard reduced the Company's reported results for fiscal 1998 by approximately $0.02 per diluted share.

11. STOCK OPTIONS:

    The Board of Directors has authorized the Company to grant options to certain employees and outside directors to acquire a total of 4,151,250 shares of common stock, pursuant to the terms of the Company's employee and non-employee director stock option plans, as amended. Options are granted at market value on the date of the grant, generally vest at 20% per year, and become exercisable provided the Company meets or exceeds certain performance standards. The options generally expire ten years from the date of grant. During fiscal 1997 and 1998, stockholders authorized the Company to grant an additional 150,000 and 1,200,000 shares of common stock, respectively, under the Company's non-employee director and employee stock option plans. Transactions during fiscal 1998, 1997 and 1996 under the option plans were as follows:

                                                           FISCAL      FISCAL      FISCAL
                                                            1998        1997        1996
                                                         ----------  ----------  ----------
Options outstanding at start of year...................   1,656,975   1,210,875   1,008,113
Options granted........................................     501,000     637,425     547,912
Options exercised......................................    (215,011)    (33,900)   (129,150)
Options cancelled......................................     (45,150)   (157,425)   (216,000)
                                                         ----------  ----------  ----------
Options outstanding at end of year.....................   1,897,814   1,656,975   1,210,875
                                                         ----------  ----------  ----------
                                                         ----------  ----------  ----------
Options exercisable at end of year.....................     571,462     518,100     327,046
Options available for grant at end of year.............   1,432,237     688,087   1,018,087

    Weighted average option exercise price information for the fiscal years 1998 and 1997 were as follows:

                                                                       FISCAL 1998  FISCAL 1997
                                                                       -----------  -----------
Options outstanding at start of year.................................   $   13.39    $   12.97
Options granted......................................................   $   18.84    $   14.14
Options exercised....................................................   $   12.01    $    9.53
Options cancelled....................................................   $   15.46    $   13.91
Options outstanding at end of year...................................   $   14.92    $   13.39

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

11. STOCK OPTIONS: (CONTINUED)
    The following table sets forth information with respect to fixed stock options as of December 29, 1998:

                            OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                 ------------------------------------------  --------------------------
                   AMOUNT                        WEIGHTED      AMOUNT       WEIGHTED
                 OUTSTANDING  WEIGHTED AVERAGE    AVERAGE    EXERCISABLE     AVERAGE
   RANGE OF         AS OF        REMAINING       EXERCISE       AS OF       EXERCISE
EXERCISE PRICES   12/29/98    CONTRACTUAL LIFE     PRICE      12/29/98        PRICE
---------------  -----------  ----------------  -----------  -----------  -------------
$   8.89-$ 8.89     199,175   3.72 years         $    8.89      199,175     $    8.89
$  10.00-$12.08     250,725   7.36               $   11.51       45,075     $   11.27
$  12.17-$13.75     227,400   8.03               $   12.83      110,963     $   13.22
$  14.00-$14.33     276,450   7.40               $   14.22       86,962     $   14.26
$  14.58-$16.08     226,064   8.21               $   15.91       51,189     $   15.95
$  16.83-$17.63     216,350   7.61               $   17.29       59,198     $   17.17
$  17.67-$17.67       7,500   7.15               $   17.67        3,000     $   17.67
$  18.00-$18.00     306,150   9.06               $   18.00        2,400     $   18.00
$  18.33-$22.72     183,000   9.16               $   20.25       13,500     $   18.66
$  24.44-$24.44       5,000   9.26               $   24.44           --     $    0.00
                 -----------                                 -----------
$   8.89-$24.44   1,897,814   7.65               $   14.92      571,462     $   12.54
                 -----------                                 -----------
                 -----------                                 -----------

    The Company has adopted the "disclosure only" provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and will continue to use the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the Company's stock option plans. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except net income per share):

                                                                       FISCAL 1998  FISCAL 1997
                                                                       -----------  -----------
Net income, as reported..............................................   $   7,684    $   9,939
Net income, pro forma................................................   $   4,535    $   7,287
Basic net income per share, as reported..............................   $    0.38    $    0.59
Basic net income per share, pro forma................................   $    0.23    $    0.43
Diluted net income per share, as reported............................   $    0.37    $    0.58
Diluted net income per share, pro forma..............................   $    0.22    $    0.43

    The fair value of each option issued in fiscal 1998 and 1997 is estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: (a) no dividend yield on the Company's stock, (b) expected volatility of the Company's stock of 49.6%, (c) a risk free interest rate of 5.78% for fiscal 1998 and 6.31% for fiscal 1997 and (d) expected option lives of seven years.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

12. OTHER SUPPLEMENTAL DATA:

    Other accrued expenses consisted of (in thousands):

                                                         DECEMBER 29, 1998  DECEMBER 30, 1997
                                                         -----------------  -----------------
Salaries and wages.....................................      $   2,315          $   1,859
Payroll and sales taxes................................          2,116              1,990
Rent and related expenses..............................          1,357              1,067
Compensated absences...................................          1,677              1,284
Other..................................................          3,825              2,051
                                                               -------             ------
                                                             $  11,290          $   8,251
                                                               -------             ------
                                                               -------             ------

    Repairs and maintenance expenses for fiscal 1998, 1997 and 1996 were $2.3 million, $2.2 million and $1.7 million, respectively.

13. SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Supplemental cash flow disclosures consisted of (in thousands):

                                                          FISCAL 1998  FISCAL 1997  FISCAL 1996
                                                          -----------  -----------  -----------
Interest paid...........................................   $      24    $     543    $     141
                                                          -----------  -----------  -----------
                                                          -----------  -----------  -----------
Income taxes paid.......................................   $   4,994    $   2,987    $   2,783
                                                          -----------  -----------  -----------
                                                          -----------  -----------  -----------

14. SECTION 401(K) PLAN:

    During fiscal 1998, the Company established a defined contribution benefit plan (the "Plan") in accordance with section 401(k) of the Internal Revenue Code. The Plan is open to all employees who meet certain compensation and eligibility requirements. The Plan allows participating employees to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options offered by the Plan. The Company matches a certain percentage of the employee contributions to the Plan and also pays for the Plan's administrative expenses, neither of which were significant amounts during fiscal 1998.

15. STOCKHOLDER RIGHTS PLAN:

    During fiscal 1998, the Company's Board of Directors adopted a stockholder rights plan (the "Rights Plan"). The Rights Plan provides for the distribution to stockholders of one right to purchase a unit equal to 1/100 of a share of a newly created series of junior participating cumulative preferred stock. The rights are evidenced by the Company's common stock certificates and automatically trade with its common stock. The rights are not exercisable unless a person or group acquires (or commences a tender or exchange offer or announces an intention to acquire) 15% or more of the Company's common stock without the approval of the Board of Directors. When declared exercisable, holders of the rights (other than the acquiring person or group) would have the right to purchase units of junior participating cumulative preferred stock having a market value equal to two times the exercise price of each right, which is $110. Additionally, if the Company is thereafter merged into another entity, or more than 50% of its consolidated assets or earning power is sold or transferred, holders of the rights will be entitled to buy common stock of the acquiring

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

15. STOCKHOLDER RIGHTS PLAN: (CONTINUED) person or group equal to two times the exercise price of each right. The rights expire on August 4, 2008, unless redeemed earlier by the Company.

16. QUARTERLY FINANCIAL DATA (UNAUDITED):

    Summarized unaudited quarterly financial data (in thousands, except net income per share) for fiscal 1998 and 1997 was as follows:

QUARTER ENDED:                                 March 31, 1998(a)   June 30, 1998   September 29, 1998   December 29, 1998
---------------------------------------------  -----------------   -------------   ------------------   -----------------
Total revenues...............................       $59,501           $64,273           $68,577              $72,872
Income from operations.......................       $ 4,659           $ 4,500           $ 4,749              $ 3,806
Net income (loss)............................       $(2,743)          $ 3,515           $ 3,897              $ 3,015
Diluted net income (loss) per share(b).......       $ (0.13)          $  0.17           $  0.19              $  0.15

QUARTER ENDED:                               MARCH 30, 1997  JUNE 29, 1997  SEPTEMBER 28, 1997  DECEMBER 30, 1997
-------------------------------------------  --------------  -------------  ------------------  -----------------
Total revenues.............................    $   45,228     $    50,995       $   53,554          $  58,812
Income from operations.....................    $    2,488     $     3,643       $    4,212          $   3,891
Net income.................................    $    1,723     $     2,404       $    2,901          $   2,911
Diluted net income per share(b)............    $     0.10     $      0.14       $     0.17          $    0.16

------------------------

(a) The results for the quarter ended March 31, 1998 include the cumulative effect of a change in accounting principle of $6,347, net of income tax benefit.

(b) Diluted net income (loss) per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full-year amount.

                                 EXHIBIT INDEX

      2.1  Form of Reorganization Agreement(1)

      3.1  Certificate of Incorporation of the Company(1)

      3.2  Bylaws of the Company(1)

      3.3  Certificate of Designation of Series A Junior Participating Cumulative Preferred
             Stock, $.01 par value(2)

      3.4  Form of Rights Agreement dated as of August 4, 1998 between the Company and U.S. Stock
             Transfer Corporation(2)

     10.1  David Overton Employment Agreement(1)

     10.2  Gerald Deitchle Employment Agreement(3)

     10.3  The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan(1)

     10.4  Performance Incentive Plan(1)

     10.5  Michael Nahkunst Employment Agreement(4)

     10.6  The Cheesecake Factory Incorporated Non-Employee Director Stock Option Plan(5)

     10.7  David Overton Employment Contract(6)

     10.8  Linda Candioty Employment Contract(6)

     10.9  Amendment to The Cheesecake Factory Incorporated 1992 Performance Employee Stock
             Option Plan(7)

     11.0  Statement Regarding Computation of Net Income Per Share

     21.0  Subsidiaries of the Company

     23.0  Consent of PricewaterhouseCoopers LLP

     27.1  Financial Data Schedule for fiscal 1998

------------------------

(1) Previously filed and incorporated by reference herein from the Registrant's Registration Statement on Form S-1 (No. 33-47936).

(2) Previously filed and incorporated by reference herein from the Registrant's Form 8-A dated August 19, 1998.

(3) Previously filed and incorporated by reference herein from the Registrant's Form 10-K for the fiscal year ended December 29, 1996.

(4) Mr. Nahkunst resigned from the Company on January 13, 1999.

(5) Previously filed and incorporated by reference herein from the Registrant's Form S-8 dated August 8, 1997.

(6) Previously filed and incorporated by reference herein from the Registrant's Form 10-Q for the quarterly period ended June 30, 1998.

(7) Previously filed and incorporated by reference herein from the Registrant's Form S-8 dated January 8, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of March, 1999.

                                THE CHEESECAKE FACTORY INCORPORATED

                                By:              /s/ DAVID OVERTON
                                     -----------------------------------------
                                                   David Overton
                                               CHAIRMAN OF THE BOARD
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on this 23rd day of March, 1999.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board,
      /s/ DAVID OVERTON           President and Chief
------------------------------    Executive Officer           March 23, 1999
        David Overton             (Principal Executive
                                  Officer)

                                Executive Vice President
    /s/ GERALD W. DEITCHLE        and Chief Financial
------------------------------    Officer (Principal          March 23, 1999
      Gerald W. Deitchle          Financial and Accounting
                                  Officer)

    /s/ THOMAS L. GREGORY
------------------------------  Director                      March 23, 1999
      Thomas L. Gregory

      /s/ WAYNE H. WHITE
------------------------------  Director                      March 23, 1999
        Wayne H. White

   /s/ JEROME I. KRANSDORF
------------------------------  Director                      March 23, 1999
     Jerome I. Kransdorf