Form 10-Q
period 1999-03-30
CHEESECAKE FACTORY INCORPORATED
filed 1999-05-13
CIK 887596

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1999
                         COMMISSION FILE NUMBER 0-20574

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of April 30, 1999, 20,069,476 shares of the registrant's Common Stock, $.01 par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                                     INDEX

                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                          -------------
PART I.     FINANCIAL INFORMATION

            Item 1.    Financial Statements:

                       Consolidated Balance Sheets--March 30, 1999 and December 29, 1998................            1

                       Consolidated Statements of Operations--Thirteen weeks ended March 30, 1999 and
                         March 31, 1998.................................................................            2

                       Consolidated Statements of Cash Flows--Thirteen weeks ended March 30, 1999 and
                         March 31, 1998.................................................................            3

                       Notes to Consolidated Financial Statements--March 30, 1999.......................            4

            Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                         Operations.....................................................................            6

            Item 3.    Quantitative and Qualitative Disclosures about Market Risk.......................           12

PART II.    OTHER INFORMATION

            Item 6.    Exhibits and Reports on Form 8-K.................................................           13

            Signatures..................................................................................           14

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                          MARCH 30,    DECEMBER 29,
                                                                                                            1999           1998
                                                                                                         -----------   ------------
                                                                                                         (UNAUDITED)
                                                              ASSETS
Current assets:
  Cash and cash equivalents............................................................................   $ 25,845       $ 17,467
  Investments and marketable securities................................................................     16,607         21,596
  Accounts receivable..................................................................................      2,174          3,473
  Other receivables....................................................................................      4,485          5,478
  Inventories..........................................................................................      6,598          5,854
  Prepaid expenses.....................................................................................      1,192            826
                                                                                                         -----------   ------------
    Total current assets...............................................................................     56,901         54,694
                                                                                                         -----------   ------------
Property and equipment, net............................................................................    116,981        107,660
                                                                                                         -----------   ------------
Other assets:
  Marketable securities................................................................................     11,760         13,609
  Other receivables....................................................................................      7,271          5,286
  Trademarks...........................................................................................      1,624          1,614
  Other................................................................................................      2,737          2,557
                                                                                                         -----------   ------------
    Total other assets.................................................................................     23,392         23,066
                                                                                                         -----------   ------------
      Total assets.....................................................................................   $197,274       $185,420
                                                                                                         -----------   ------------
                                                                                                         -----------   ------------
                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................................................   $ 15,927       $ 11,303
  Income taxes payable.................................................................................      3,036          1,421
  Other accrued expenses...............................................................................     12,158         11,290
  Deferred income taxes................................................................................        432            416
                                                                                                         -----------   ------------
    Total current liabilities..........................................................................     31,553         24,430
                                                                                                         -----------   ------------
  Deferred income taxes................................................................................        699            699

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued and outstanding............         --             --
  Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none
    issued and outstanding.............................................................................         --             --
  Common Stock, $.01 par value, 30,000,000 shares authorized; 20,178,202 and 20,108,102 issued for 1999
    and 1998, respectively.............................................................................        202            201
  Additional paid-in capital...........................................................................    118,797        117,713
  Retained earnings....................................................................................     49,499         45,880
  Marketable securities valuation account..............................................................         (8)           (35)
  Treasury stock, 211,000 shares at cost...............................................................     (3,468)        (3,468)
                                                                                                         -----------   ------------
    Total stockholders' equity.........................................................................    165,022        160,291
                                                                                                         -----------   ------------
                                                                                                         -----------   ------------
      Total liabilities and stockholders' equity.......................................................   $197,274       $185,420
                                                                                                         -----------   ------------
                                                                                                         -----------   ------------

  The accompanying notes are an integral part of these consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT NET INCOME PER SHARE)
                                  (UNAUDITED)

                                                                                 THIRTEEN WEEKS   THIRTEEN WEEKS
                                                                                 ENDED MARCH 30,  ENDED MARCH 31,
                                                                                      1999             1998
                                                                                 ---------------  ---------------
Revenues:
  Restaurant sales.............................................................     $  69,810        $  54,967
  Third-party bakery sales.....................................................         5,014            4,534
                                                                                      -------          -------
    Total revenues.............................................................        74,824           59,501
                                                                                      -------          -------
Costs and expenses:
  Restaurant cost of sales.....................................................        18,115           14,899
  Third-party bakery cost of sales.............................................         2,498            2,120
  Labor expenses...............................................................        23,157           18,780
  Other operating costs and expenses...........................................        16,952           13,105
  General and administrative expenses..........................................         4,955            3,742
  Depreciation and amortization expenses.......................................         2,412            2,015
  Preopening costs.............................................................         1,702              181
                                                                                      -------          -------
    Total costs and expenses...................................................        69,791           54,842
                                                                                      -------          -------
Income from operations.........................................................         5,033            4,659
Interest income, net...........................................................           604              734
Other income, net..............................................................            62               96
                                                                                      -------          -------
Income before income taxes and cumulative effect of change in accounting
  principle....................................................................         5,699            5,489
Income tax provision...........................................................         2,080            1,885
                                                                                      -------          -------
Income before cumulative effect of change in accounting principle..............         3,619            3,604
Cumulative effect of change in accounting principle, net of income tax benefit
  of $3,343....................................................................            --            6,347
                                                                                      -------          -------
Net income (loss)..............................................................     $   3,619        $  (2,743)
                                                                                      -------          -------
                                                                                      -------          -------
Net income (loss) per share:
Basic:
  Income before cumulative effect of change in accounting principle............     $    0.18        $    0.18
  Cumulative effect of change in accounting principle..........................            --            (0.32)
                                                                                      -------          -------
  Net income (loss)............................................................     $    0.18        $   (0.14)
                                                                                      -------          -------
                                                                                      -------          -------
Diluted:
  Income before cumulative effect of change in accounting principle............     $    0.18        $    0.18
  Cumulative effect of change in accounting principle..........................            --            (0.31)
                                                                                      -------          -------
  Net income (loss)............................................................     $    0.18        $   (0.13)
                                                                                      -------          -------
                                                                                      -------          -------
Weighted average shares outstanding:
  Basic........................................................................        19,913           19,930
  Diluted......................................................................        20,562           20,501

  The accompanying notes are an integral part of these consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                 THIRTEEN WEEKS   THIRTEEN WEEKS
                                                                                 ENDED MARCH 30,  ENDED MARCH 31,
                                                                                      1999             1998
                                                                                 ---------------  ---------------
Cash flows from operating activities:
  Net income (loss)............................................................    $     3,619      $    (2,743)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
  Depreciation and amortization................................................          2,412            2,015
  Cumulative effect of change in accounting principle..........................             --            6,347
Changes in assets and liabilities:
  Accounts receivable..........................................................          1,299              815
  Other receivables............................................................           (992)           2,120
  Inventories..................................................................           (744)              14
  Prepaid expenses.............................................................           (366)            (470)
  Trademarks...................................................................            (26)            (279)
  Other........................................................................           (199)             (78)
  Accounts payable.............................................................          4,624           (5,483)
  Income taxes payable.........................................................          1,615            1,748
  Other accrued expenses.......................................................            868            3,082
                                                                                 ---------------  ---------------
    Cash provided by operating activities......................................         12,110            7,088
                                                                                 ---------------  ---------------
Cash flows from investing activities:
  Additions to property and equipment..........................................        (11,698)          (6,400)
  Investments in available-for-sale securities.................................        (11,319)         (14,135)
  Sales of available-for-sale securities.......................................         18,200            4,512
                                                                                 ---------------  ---------------
    Cash used by investing activities..........................................         (4,817)         (16,023)
                                                                                 ---------------  ---------------
Cash flows from financing activities:
  Common stock issued..........................................................              1                1
  Proceeds from exercise of employee stock options.............................          1,084            1,376
                                                                                 ---------------  ---------------
    Cash provided by financing activities......................................          1,085            1,377
                                                                                 ---------------  ---------------
Net change in cash and cash equivalents........................................          8,378           (7,558)
Cash and cash equivalents at beginning of period...............................         17,467           43,543
                                                                                 ---------------  ---------------
Cash and cash equivalents at end of period.....................................    $    25,845      $    35,985
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------
Supplemental disclosures:
  Interest paid................................................................    $        --      $        24
                                                                                 ---------------  ---------------
  Income taxes paid............................................................    $       436      $       138
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------

  The accompanying notes are an integral part of these consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 30, 1999
                                  (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and its wholly owned subsidiaries (The Cheesecake Factory Restaurants, Inc.; The Cheesecake Factory Bakery Incorporated; The Houston Cheesecake Factory Corporation; and Grand Lux Cafe
LLC) (the "Company") for the thirteen weeks ended March 30, 1999, and have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements presented herein have not been audited by independent public accountants, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The consolidated balance sheet data presented herein for December 29, 1998 was derived from the Company's audited consolidated financial statements for the fiscal year then ended, but does not include all disclosures required by generally accepted accounting principles. The preparation of financial statements in accordance with generally accepted accounting principles requires the Company's management to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

    Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 29, 1998.

NOTE B--INVESTMENTS AND MARKETABLE SECURITIES

    Investments and marketable securities, all classified as available for sale, consisted of the following as of March 30, 1999 (in thousands):

                                                                                          BALANCE
                                                                           UNREALIZED      SHEET
CLASSIFICATION                                      COST     FAIR VALUE    GAIN (LOSS)    AMOUNT         MATURITY
------------------------------------------------  ---------  -----------  -------------  ---------  ------------------
CURRENT ASSETS:
Available-for-sale securities:
                                                                                                    January 1999 to
  Corporate debt securities.....................  $  16,594   $  16,607     $      13    $  16,607  February 2000
                                                  ---------  -----------          ---    ---------
                                                  ---------  -----------          ---    ---------
OTHER ASSETS:
Available-for-sale securities:
                                                                                                    April 2000 to
  Corporate debt securities.....................  $  11,786   $  11,760     $     (26)   $  11,760  August 2001
                                                  ---------  -----------          ---    ---------
                                                  ---------  -----------          ---    ---------

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 30, 1999
                                  (UNAUDITED)

NOTE C--NET INCOME (LOSS) PER SHARE

    During fiscal 1997, the Company adopted the provisions of SFAS No. 128, "Accounting for Earnings Per Share." SFAS No. 128 requires companies to present basic earnings per share (EPS) and diluted EPS, instead of the primary and fully diluted EPS presentations that were formerly required by Accounting Principles Board Opinion No. 15, "Earnings Per Share." Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For the Company, diluted EPS includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method. EPS amounts for all periods presented reflect the provisions of SFAS No. 128.

NOTE D--STOCK TRANSACTIONS

    Earnings per share amounts for all periods presented herein reflect a three-for-two stock split which was effective April 1, 1998.

    The Company is authorized to repurchase up to 450,000 shares of its common stock for reissuance upon the exercise of stock options under the Company's current stock option plans. As of April 30, 1999, the Company has repurchased 211,000 shares at a total cost of approximately $3.5 million. All share repurchases occurred during fiscal 1998.

NOTE E--PREOPENING COSTS

    During fiscal 1998, the Company elected the early adoption of AICPA Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This new accounting standard requires most entities to expense all start-up and preopening costs as they are incurred. Preopening costs for all periods presented herein reflect costs that were expensed as incurred. In addition, the Consolidated Statement of Operations for the thirteen weeks ended March 31, 1998 has been restated to reflect, as a one-time charge, the cumulative effect of this change in accounting principle, net of income tax benefit.

NOTE F--RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current year's presentation and to improve comparability with other restaurant entities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    CERTAIN STATEMENTS IN THIS FORM 10-Q WHICH ARE NOT HISTORICAL FACTS MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY FORWARD-LOOKING STATEMENTS. SUCH RISKS, UNCERTAINTIES, AND OTHER FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING: CHANGES IN GENERAL ECONOMIC CONDITIONS WHICH AFFECT CONSUMER SPENDING PATTERNS FOR RESTAURANT DINING OCCASIONS; INCREASING COMPETITION IN THE UPSCALE CASUAL DINING SEGMENT OF THE RESTAURANT INDUSTRY; ADVERSE WEATHER CONDITIONS WHICH IMPACT CUSTOMER TRAFFIC AT THE COMPANY'S RESTAURANTS IN GENERAL AND WHICH CAUSE THE TEMPORARY UNDERUTILIZATION OF OUTDOOR PATIO SEATING AVAILABLE AT SEVERAL OF THE COMPANY'S RESTAURANTS; EVENTS WHICH INCREASE THE COST TO DEVELOP AND/OR DELAY THE DEVELOPMENT AND OPENING OF THE COMPANY'S NEW, HIGHLY CUSTOMIZED RESTAURANTS; CHANGES IN THE AVAILABILITY AND/OR COST OF RAW MATERIALS, MANAGEMENT AND HOURLY LABOR, AND OTHER RESOURCES NECESSARY TO OPERATE THE COMPANY'S RESTAURANTS AND BAKERY PRODUCTION FACILITY; THE COMPANY'S ABILITY TO RAISE PRICES SUFFICIENTLY TO OFFSET COST INCREASES; THE SUCCESS OF STRATEGIC AND OPERATING INITIATIVES, INCLUDING BRAND EXTENSIONS AND NEW CONCEPTS; DEPTH OF MANAGEMENT; ADVERSE PUBLICITY ABOUT THE COMPANY, ITS RESTAURANTS OR BAKERY PRODUCTS; THE COMPANY'S DEPENDENCE ON A SINGLE BAKERY PRODUCTION FACILITY; THE COMPANY'S ABILITY TO OBTAIN AND RETAIN LARGE-ACCOUNT CUSTOMERS FOR ITS BAKERY OPERATIONS; CHANGES IN TIMING AND/OR SCOPE OF THE PURCHASING PLANS OF LARGE-ACCOUNT BAKERY CUSTOMERS WHICH CAUSE FLUCTUATIONS IN BAKERY SALES AND OPERATING RESULTS; THE RATE OF GROWTH OF GENERAL AND ADMINISTRATIVE EXPENSES ASSOCIATED WITH BUILDING A STRENGTHENED CORPORATE INFRASTRUCTURE TO SUPPORT THE COMPANY'S GROWING OPERATIONS; RELATIONS BETWEEN THE COMPANY AND ITS EMPLOYEES; THE AVAILABILITY, AMOUNT, TYPE, AND COST OF CAPITAL FOR THE COMPANY AND THE DEPLOYMENT OF SUCH CAPITAL; CHANGES IN, OR ANY FAILURE TO COMPLY WITH, GOVERNMENTAL REGULATIONS; THE REVALUATION OF ANY OF THE COMPANY'S ASSETS; THE AMOUNT OF, AND ANY CHANGES TO, TAX RATES; RISKS ASSOCIATED WITH THE YEAR 2000 ISSUE; AND OTHER FACTORS REFERENCED IN THIS FORM 10-Q AND THE COMPANY'S FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION FOR THE FISCAL YEAR ENDED DECEMBER 29, 1998.

GENERAL

    As of April 30, 1999, the Company operated 29 upscale, high volume, casual dining restaurants, a self-service "express" foodservice operation at DisneyQuest-TM--Orlando and a bakery production facility. The Company's revenues consist of sales from its restaurant operations and sales from its bakery operations to third-party foodservice operators and distributors. Sales and costs of sales are separately reported for restaurant and third-party bakery activity. All other operating cost and expense categories are reported on a combined basis for both restaurant and bakery activities. Comparable restaurant sales include the sales of restaurants open for the full period of each period being compared. New restaurants enter the comparable sales base in their thirteenth month of operations.

    At the end of calendar 1992, the Company adopted a 52/53-week fiscal year ending on the Sunday closest to December 31 for financial reporting purposes. Commencing with the start of fiscal 1998, the Company changed its fiscal week and year-end from Sunday to Tuesday to facilitate certain operational efficiencies. Fiscal 1999 will consist of 52 weeks and will end on Tuesday, December 28, 1999.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the Consolidated Statements of Operations of the Company expressed as percentages of total revenues. The results of operations for the thirteen weeks ended March 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

                                                                                    THIRTEEN WEEKS     THIRTEEN WEEKS
                                                                                         ENDED              ENDED
                                                                                    MARCH 30, 1999     MARCH 31, 1998
                                                                                   -----------------  -----------------
                                                                                           %                  %
Revenues:
  Restaurant sales...............................................................           93.3               92.4
  Third-party bakery sales.......................................................            6.7                7.6
                                                                                           -----              -----
    Total revenues...............................................................          100.0              100.0
                                                                                           -----              -----
Costs and expenses:
  Restaurant cost of sales.......................................................           24.2               25.0
  Third-party bakery cost of sales...............................................            3.3                3.6
  Labor expenses.................................................................           31.0               31.6
  Other operating costs and expenses.............................................           22.7               22.0
  General and administrative expenses............................................            6.6                6.3
  Depreciation and amortization expenses.........................................            3.2                3.4
  Preopening costs...............................................................            2.3                0.3
                                                                                           -----              -----
    Total costs and expenses.....................................................           93.3               92.2
                                                                                           -----              -----
Income from operations...........................................................            6.7                7.8
Interest income, net.............................................................            0.8                1.2
Other income, net................................................................            0.1                0.2
                                                                                           -----              -----
Income before income taxes and cumulative effect of change in accounting
  principle......................................................................            7.6                9.2
Income tax provision.............................................................            2.8                3.2
                                                                                           -----              -----
Income before cumulative effect of change in accounting principle................            4.8                6.0
Cumulative effect of change in accounting principle, net of income tax benefit...             --              (10.6)
                                                                                           -----              -----
Net income (loss)................................................................            4.8               (4.6)
                                                                                           -----              -----
                                                                                           -----              -----

THIRTEEN WEEKS ENDED MARCH 30, 1999 COMPARED TO THIRTEEN WEEKS ENDED MARCH 31,
  1998

REVENUES

    For the thirteen weeks ended March 30, 1999, the Company's total revenues increased 26% to $74.8 million versus $59.5 million for the thirteen weeks ended March 31, 1998. Restaurant sales increased $14.8 million or 27% to $69.8 million versus $55.0 million for the same period of the prior year. The $14.8 million increase in restaurant sales consisted of a $2.3 million or 4.2% increase in comparable restaurant sales for the period and a $12.5 million increase from the openings of new restaurants. Sales in comparable restaurants benefited, in part, from the impact of an effective menu price increase of approximately 2% which was taken in February 1999.

    Third-party bakery sales increased 11% to $5.0 million for the thirteen weeks ended March 30, 1999 versus $4.5 million for the same period of the prior year. The increase was principally attributable to higher sales volumes to warehouse club operators. For the thirteen weeks ended March 30, 1999, sales to warehouse club operators comprised approximately 60% of total third-party bakery sales, compared to approximately 56% for the same period of the prior year.

RESTAURANT COST OF SALES

    During the thirteen weeks ended March 30, 1999, restaurant cost of sales were $18.1 million versus $14.9 million for the comparable period last year. The related increase of $3.2 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, these costs decreased slightly to 24.2% versus 25.0% for the same period of the prior year, principally as a result of the benefit of menu price increases and lower produce, grocery and seafood costs that were offset, in part, by higher dairy-related commodity costs.

    The menu at the Company's restaurants is one of the most diversified in the industry and, accordingly, is not overly dependent on a single commodity. With respect to newly opened restaurants, costs in this category will typically be higher than normal during the first 90-120 days of operations until each restaurant staff becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by the Company's restaurants.

THIRD-PARTY BAKERY COST OF SALES

    Cost of sales for third-party bakery sales, which include ingredient, packaging and production supply costs, were $2.5 million for the thirteen weeks ended March 30, 1999 versus $2.1 million for the same period of the prior year. As a percentage of bakery sales, bakery costs for the thirteen weeks ended March 30, 1999 increased to 49.8% versus 46.8% for the comparable period last year. This percentage increase was primarily due to higher costs for dairy-related commodities (principally cream cheese, whipped cream and butter) coupled with a slight shift in the mix of sales to lower-margin products. The Company's costs for certain of its dairy-related commodities increased as much as 50% to 75% during certain weeks of fiscal 1998 when the overall level of such costs rose across the country as a result of unfavorable supply and demand conditions. Since December 1998, the Company's costs for its dairy-related commodities have gradually decreased, but remain potentially volatile. There can be no assurance that future costs for these commodities, or any commodities used in the Company's bakery or restaurant operations, will not begin to rise again due to market conditions beyond the Company's control.

LABOR EXPENSES

    Labor expenses, which include restaurant-level labor costs and bakery direct production labor costs (including associated fringe benefits), were $23.2 million for the thirteen weeks ended March 30, 1999 versus $18.8 million for the same period of the prior year. This increase was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses decreased slightly to 31.0% versus 31.6% for the comparable period last year. The slight decrease in labor as a percentage of total revenues for the thirteen weeks ended March 30, 1999 versus the same period of the prior year was principally due to increased labor productivity at the restaurants and the leveraging of the fixed component of labor expenses with higher sales volumes.

    For new restaurants, labor expenses will typically be higher than normal during the first 90-120 days of operations until each restaurant's staff becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by the Company's restaurants.

OTHER OPERATING COSTS AND EXPENSES

    Other operating costs and expenses consist of restaurant-level occupancy and other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses. Other operating costs and expenses increased 29% to $17.0 million for the thirteen weeks ended March 30, 1999 versus $13.1 million for the same period of the prior year. This increase was principally attributable to new restaurant openings. As a percentage of total revenues, occupancy and other expenses increased slightly to 22.7% for the thirteen weeks ended March 30, 1999 versus 22.0% for the same period of fiscal 1998. This slight percentage increase was primarily attributable to increased expenditures as a percentage of revenues related to bakery marketing and distribution expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses consist of restaurant support expenses (field supervision, manager recruitment and training, relocation and other related expenses), bakery administrative expenses, and corporate support and governance expenses. General and administrative expenses increased to $5.0 million for the thirteen weeks ended March 30, 1999 versus $3.8 million for the same period of fiscal 1998, an increase of $1.2 million or 32%. As a percentage of total revenues, general and administrative expenses increased to 6.6% for the thirteen weeks ended March 30, 1999 versus 6.3% for the same period of fiscal 1998. These increases were principally attributable to staff additions to the Company's field supervision, restaurant openings and corporate support infrastructure in order to support planned future growth. The Company intends to continue strengthening its operational support infrastructure during fiscal 1999, which will likely generate a higher absolute amount of general and administrative expenses for the fiscal year.

DEPRECIATION AND AMORTIZATION EXPENSES

    Depreciation and amortization expenses were $2.4 million for the thirteen weeks ended March 30, 1999 versus $2.0 million for the thirteen weeks ended March 31, 1998. As a percentage of total revenues, depreciation and amortization expenses were 3.2% for the thirteen weeks ended March 30, 1999 versus 3.4% for the same period of the prior year. The increase of $0.4 million for the thirteen weeks ended March 30, 1999 primarily consisted of higher restaurant depreciation expense which was principally due to the openings of new restaurants.

PREOPENING COSTS

    Incurred preopening costs were $1.7 million for the thirteen weeks ended March 30, 1999 compared to $181,000 for the same period of the prior year. The Company opened two Cheesecake Factory-Registered Trademark- restaurants and was well underway with preopening activities associated with the new Grand Lux Cafe-TM- concept during the thirteen weeks ended March 30, 1999. There were no restaurant openings during the thirteen weeks ended March 31, 1998.

    Preopening costs include incremental, out-of-pocket costs that are not otherwise capitalizable which are directly incurred to open new restaurants. Most preopening costs are related to the recruiting and training of the hourly staff for each new restaurant, including the cost of practice cooking and service activities. As a result of the highly customized and operationally complex nature of the Company's restaurants, the restaurant preopening process is significantly more extensive and costly for the Company relative to that of other chain restaurant operations. Preopening costs will vary from location to location depending on a number of factors including, but not limited to, the proximity of other established Company restaurants, the size and physical layout of each location and the relative difficulty of the restaurant staffing and training process. Additionally, new concepts such as Grand Lux Cafe, which is planned to open in May 1999, are expected to incur initial preopening costs that will be significantly higher than preopening costs for typical Company restaurants. Preopening costs will fluctuate from period to period based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant, and the fluctuations could be significant. Based on the Company's current growth objectives for fiscal 1999 and 2000, preopening costs for each of those years will likely exceed the respective amount of preopening costs for the applicable prior year.

    During the past two fiscal years, the Company reevaluated its preopening process with the objective of reducing its timeframe, intensiveness and overall cost while, at the same time, not adversely impacting its ability to effectively execute its restaurant openings. The Company intends to pursue further refinements to this process during fiscal 1999. However, there can be no assurance that preopening costs will be reduced for future restaurants or that preopening costs will not continue to have a significant impact on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    The following table sets forth a summary of the Company's key liquidity measurements for the thirteen-week periods ended March 30, 1999, and December 29, 1998.

                                                                         THIRTEEN WEEKS ENDED
                                                                      --------------------------
                                                                       MARCH 30,   DECEMBER 29,
                                                                         1999          1998
                                                                      -----------  -------------
                                                                          (DOLLAR AMOUNTS IN
                                                                              MILLIONS)
Cash and marketable securities on hand, end of period...............   $    54.2     $    52.7
Net working capital, end of period..................................   $    25.4     $    30.3
Current ratio, end of period........................................       1.8:1         2.2:1
Long-term debt, end of period.......................................          --            --
Cash provided by operations.........................................   $    12.1     $     5.3
Capital expenditures................................................   $    11.7     $     6.6

    As of March 30, 1999, the Company's balance of cash and marketable securities on hand was not significantly different compared to the respective amount as of December 29, 1998. Net working capital of $25.4 million as of March 30, 1999 was $4.9 million less than the respective amount for December 29, 1998, due principally to increased current liabilities for accounts payable and income taxes payable in the ordinary course of business. Cash provided by operations increased $6.8 million to $12.1 million for the thirteen weeks ended March 30, 1999 versus $5.3 million for the comparable period ended December 29, 1998, due principally to working capital items.

    As of April 30, 1999, there were no borrowings outstanding under the Company's $25 million revolving credit and term loan facility (the "Credit Facility"). The terms of the Credit Facility were amended in April 1998 to provide for, among other things, borrowings under the Credit Facility to bear interest at variable rates based, at the Company's option, on either the prime rate of interest, the lending institution's cost of funds rate plus 0.75%, or the applicable LIBOR rate plus 0.75%. The Credit Facility expires on May 31, 2000. On that date, a maximum of $25 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates. The Credit Facility is not collateralized and requires the Company to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of its operations, with which the Company is currently in compliance.

    During fiscal 1998, the Company's total capital expenditures were $28.0 million, most of which were related to its restaurant operations. For fiscal 1999, the Company currently estimates its total capital expenditure requirement to range between $35-$40 million, excluding approximately $5-$7 million of expected noncapitalizable restaurant preopening costs and net of agreed-upon landlord construction contributions. This estimate contemplates as many as eight new restaurants to be opened during fiscal 1999 (including Grand Lux Cafe at The Venetian Resort-Hotel-Casino and DisneyQuest-TM--Chicago) and also provides for an anticipated increase in construction-in-progress disbursements for anticipated fiscal 2000 openings. The Company has historically leased the land and building shells for its restaurant locations and has expended cash for leasehold improvements and furnishings, fixtures and equipment for the locations. The Company's primary expansion objective is to increase its total restaurant productive square feet and operating weeks at least 25% during fiscal 1999 and 2000.

    Based on its current expansion objectives and opportunities, the Company believes that its cash and short-term investments on hand, coupled with expected cash provided by operations, available borrowings under its Credit Facility and expected landlord construction contributions should be sufficient to finance its planned capital expenditures and other operating activities through fiscal 2000. The Company anticipates that it may seek additional funds to finance its future growth. However, there can be no assurance that such funds will be available when needed or be available on terms acceptable to the Company.

    The Company effected a three-for-two stock split on April 1, 1998. The Company is also authorized to repurchase up to 450,000 shares of its common stock for reissuance upon the exercise of stock options under the Company's current stock option plans. A source of funding for share repurchases will be the proceeds to the Company from the exercise of employee stock options. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by the Company. As of April 30, 1999, the Company had repurchased 211,000 shares at a total cost of approximately $3.5 million. All share repurchases occurred during fiscal 1998.

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

THE COMPANY'S STATE OF READINESS FOR THE YEAR 2000 ISSUE

    During fiscal 1998, the Company began to formulate a plan to address the Year 2000 issue. The Company's Year 2000 plan currently consists of five phases: awareness, assessment, remediation, testing and implementation. The phases of the Year 2000 plan overlap substantially. The Company has established an internal Year 2000 task force, consisting of cross-functional members of its management team, to execute the plan. As of April 30, 1999, the Company has made substantial progress in the awareness and assessment phases of the plan and is moving forward with the remediation, testing and implementation phases. Remediation, testing and implementation work for all mission-critical internal systems and processes is currently expected to be completed before the end of fiscal 1999.

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

SUPPLIERS OF MISSION-CRITICAL GOODS AND SERVICES

    The Company has sent a letter and questionnaire to all key suppliers of its goods and services to bring the Year 2000 issue to their attention and to assess their readiness. The task force has identified and prioritized those suppliers which provide mission-critical goods and services to the Company, is currently tracking their responses to the Company's Year 2000 questionnaire, and expects to continue discussions with them in an attempt to ensure an uninterrupted supply of goods and services and to develop any necessary contingency plans. The Company has received written responses from its suppliers of computerized point-of-sale systems, credit card processing services and outside payroll processing services that represent their respective systems to be Year 2000 compliant. However, there are many other key suppliers who have not yet responded to the Company's letter and questionnaire. All of the Company's efforts in this regard will not necessarily guarantee that events and circumstances outside of the Company's direct influence and control will not adversely impact its operations.

EXPECTED COSTS TO ADDRESS THE YEAR 2000 ISSUE

    As of April 30, 1999, the Company does not believe that the costs related to the execution of its Year 2000 plan will be material to its results of operations, liquidity and financial position. The Company estimates that it has incurred a total cost of less than $100,000 to date with respect to executing its Year 2000 plan. Additional assessment, remediation, testing and implementation costs are currently expected to be less than $200,000 in the aggregate and are expected to be funded by cash flows from operations. This expected cost is based on the Company's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain necessary resources, third-party modification plans and other factors. Any unanticipated failures by critical suppliers, as well as any failure on the part of the Company to successfully execute its own remediation efforts, could materially increase the expected cost of the plan and could lengthen its completion date. As a result, there can be no assurance that these forward-looking statements will be achieved.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to its $25 million revolving credit and term loan facility (the "Credit Facility"). There were no borrowings outstanding under the Credit Facility during the first quarter of 1999. Borrowings under the Credit Facility bear interest at variable rates based on either the prime rate of interest, the lending institution's cost of funds plus 0.75% or LIBOR plus 0.75%. A hypothetical 1% interest rate change would not have a material impact on the Company's results of operations.

    A change in market prices also exposes the Company to market risk related to its investments in marketable securities. As of March 30, 1999, the Company held $28.4 million in marketable securities. A hypothetical 10% decline in the market value of those securities would result in a $2.8 million unrealized loss and a corresponding decline in their fair value of a like amount. This hypothetical decline would not affect cash flow from operations and would not have an impact on net income (loss) until the securities were disposed of.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits. None.

    (b) Reports on Form 8-K. None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE CHEESECAKE FACTORY INCORPORATED

Date: May 13, 1999
                                      By:
 -------------------------------------------------------------------------------

                                                   David M. Overton
                                           CHAIRMAN OF THE BOARD, PRESIDENT
                                             AND CHIEF EXECUTIVE OFFICER

                                      By:
 -------------------------------------------------------------------------------

                                                  Gerald W. Deitchle
                                             EXECUTIVE VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER