Form 10-Q
period 1999-06-29
CHEESECAKE FACTORY INCORPORATED
filed 1999-08-13
CIK 887596

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1999
                         COMMISSION FILE NUMBER 0-20574

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of August 6, 1999, 20,144,026 shares of the registrant's Common Stock, $.01 par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                                     INDEX

                                                                                                            PAGE
                                                                                                           NUMBER
                                                                                                          ---------
PART I.      FINANCIAL INFORMATION
             Item 1.     Financial Statements:
                         Consolidated Balance Sheets--June 29, 1999 and December 29, 1998...............      1
                         Consolidated Statements of Operations--Thirteen and twenty-six weeks ended June
                           29, 1999 and June 30, 1998...................................................      2
                         Consolidated Statements of Cash Flows--Twenty-six weeks ended June 29, 1999 and
                           June 30, 1998................................................................      3
                         Notes to Consolidated Financial Statements--June 29, 1999......................      4

             Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                           Operations...................................................................      6

             Item 3.     Quantitative and Qualitative Disclosure about Market Risk......................     14

PART II.     OTHER INFORMATION

             Item 4.     Submission of Matters to a Vote of Stockholders................................     15

             Item 6.     Exhibits and Reports on Form 8-K...............................................     15

             Signatures.................................................................................     16

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       JUNE 29,     DECEMBER 29,
                                                                                         1999           1998
                                                                                     -------------  -------------
                                                                                      (UNAUDITED)
                                      ASSETS
Current assets:
  Cash and cash equivalents........................................................  $      29,298  $      17,467
  Investments and marketable securities............................................         15,728         21,596
  Accounts receivable..............................................................          3,142          3,473
  Other receivables................................................................          5,061          5,478
  Inventories......................................................................          6,565          5,854
  Prepaid expenses.................................................................          1,110            826
                                                                                     -------------  -------------
    Total current assets...........................................................         60,904         54,694
                                                                                     -------------  -------------
Property and equipment, net........................................................        123,445        107,660
                                                                                     -------------  -------------
Other assets:
  Marketable securities............................................................          9,014         13,609
  Other receivables................................................................          4,559          5,286
  Trademarks.......................................................................          1,668          1,614
  Other............................................................................          2,889          2,557
                                                                                     -------------  -------------
    Total other assets.............................................................         18,130         23,066
                                                                                     -------------  -------------
      Total assets.................................................................  $     202,479  $     185,420
                                                                                     -------------  -------------
                                                                                     -------------  -------------
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................................  $      13,287  $      11,303
  Income taxes payable.............................................................          2,030          1,421
  Other accrued expenses...........................................................         13,611         11,290
  Deferred income taxes............................................................            400            416
                                                                                     -------------  -------------
    Total current liabilities......................................................         29,328         24,430
                                                                                     -------------  -------------
  Deferred income taxes............................................................            227            699
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued and
    outstanding....................................................................             --             --
  Junior participating cumulative preferred stock, $.01 par value, 150,000 shares
    authorized; none issued and outstanding........................................             --             --
  Common Stock, $.01 par value, 30,000,000 shares authorized; 20,351,076 and
    20,108,102 issued for 1999 and 1998, respectively..............................            204            201
  Additional paid-in capital.......................................................        121,480        117,713
  Retained earnings................................................................         54,771         45,880
  Marketable securities valuation account..........................................            (63)           (35)
  Treasury stock, 211,000 shares at cost...........................................         (3,468)        (3,468)
                                                                                     -------------  -------------
    Total stockholders' equity.....................................................        172,924        160,291
                                                                                     -------------  -------------
        Total liabilities and stockholders' equity.................................  $     202,479  $     185,420
                                                                                     -------------  -------------
                                                                                     -------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT NET INCOME PER SHARE)
                                  (UNAUDITED)

                                               THIRTEEN WEEKS   THIRTEEN WEEKS   TWENTY-SIX WEEKS  TWENTY-SIX WEEKS
                                               ENDED JUNE 29,   ENDED JUNE 30,    ENDED JUNE 29,    ENDED JUNE 30,
                                                    1999             1998              1999              1998
                                               ---------------  ---------------  ----------------  ----------------
Revenues:
    Restaurant sales.........................     $  79,363        $  59,843        $  149,173        $  114,810
    Third-party bakery sales.................         6,404            4,430            11,418             8,964
                                                    -------          -------          --------          --------
        Total revenues.......................        85,767           64,273           160,591           123,774
                                                    -------          -------          --------          --------
Costs and expenses:
    Restaurant cost of sales.................        20,568           15,856            38,683            30,755
    Third-party bakery cost of sales.........         3,166            2,081             5,664             4,201
    Labor expenses...........................        25,951           19,813            49,108            38,593
    Other operating costs and expenses.......        18,869           14,443            35,821            27,548
    General and administrative expenses......         5,381            4,224            10,336             7,967
    Depreciation and amortization expenses...         2,695            2,048             5,107             4,062
    Preopening costs.........................         1,721            1,308             3,423             1,489
                                                    -------          -------          --------          --------
        Total costs and expenses.............        78,351           59,773           148,142           114,615
                                                    -------          -------          --------          --------
Income from operations.......................         7,416            4,500            12,449             9,159
Interest income, net.........................           755              761             1,359             1,495
Other income, net............................           132              106               194               203
                                                    -------          -------          --------          --------
Income before income taxes and cumulative
  effect of change in accounting principle...         8,303            5,367            14,002            10,857
Income tax provision.........................         3,031            1,852             5,111             3,738
                                                    -------          -------          --------          --------
Income before cumulative effect of change in
  accounting principle.......................         5,272            3,515             8,891             7,119
Cumulative effect of change in accounting
  principle, net of income tax benefit of
  $3,343.....................................            --               --                --             6,347
                                                    -------          -------          --------          --------
Net income...................................     $   5,272        $   3,515        $    8,891        $      772
                                                    -------          -------          --------          --------
                                                    -------          -------          --------          --------
Net income per share:
Basic:
    Income before cumulative effect of change
      in accounting principle................     $    0.26        $    0.18        $     0.44        $     0.36
    Cumulative effect of change in accounting
      principle..............................            --               --                --             (0.32)
                                                    -------          -------          --------          --------
    Net income...............................     $    0.26        $    0.18        $     0.44        $     0.04
                                                    -------          -------          --------          --------
                                                    -------          -------          --------          --------
Diluted:
    Income before cumulative effect of change
      in accounting principle................     $    0.25        $    0.17        $     0.42        $     0.35
    Cumulative effect of change in accounting
      principle..............................            --               --                --             (0.31)
                                                    -------          -------          --------          --------
    Net income...............................     $    0.25        $    0.17        $     0.42        $     0.04
                                                    -------          -------          --------          --------
                                                    -------          -------          --------          --------
Weighted average shares outstanding:
    Basic....................................        20,083           20,065            19,998            19,998
    Diluted..................................        21,209           20,740            20,989            20,627

  The accompanying notes are an integral part of these consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                             TWENTY-SIX WEEKS  TWENTY-SIX WEEKS
                                                                              ENDED JUNE 29,    ENDED JUNE 30,
                                                                                   1999              1998
                                                                             ----------------  ----------------
Cash flows from operating activities:
  Net income...............................................................     $    8,891        $      772

Adjustments to reconcile net income to cash provided by operating activities:
  Depreciation and amortization............................................          5,108             4,062
  Cumulative effect of change in accounting principle......................             --             6,347
  Deferred income taxes....................................................           (472)               --

Changes in assets and liabilities:
  Accounts receivable......................................................            331               815
  Other receivables........................................................          1,144             5,181
  Inventories..............................................................           (711)             (351)
  Prepaid expenses.........................................................           (284)             (431)
  Trademarks...............................................................            (86)             (291)
  Other....................................................................           (371)             (309)
  Accounts payable.........................................................          1,984            (1,803)
  Income taxes payable.....................................................            609             2,503
  Other accrued expenses...................................................          2,321             1,067
                                                                                  --------          --------
    Cash provided by operating activities..................................         18,464            17,562
                                                                                  --------          --------
Cash flows from investing activities:
  Additions to property and equipment......................................        (20,822)          (14,808)
  Investments in available-for-sale securities.............................        (18,531)          (21,395)
  Sales of available-for-sale securities...................................         28,950             8,555
                                                                                  --------          --------
    Cash used by investing activities......................................        (10,403)          (27,648)
                                                                                  --------          --------

Cash flows from financing activities:
  Common stock issued......................................................              3                 2
  Proceeds from exercise of employee stock options.........................          3,767             2,243
                                                                                  --------          --------
    Cash provided by financing activities..................................          3,770             2,245
                                                                                  --------          --------
Net change in cash and cash equivalents....................................         11,831            (7,841)
Cash and cash equivalents at beginning of period...........................         17,467            43,543
                                                                                  --------          --------
Cash and cash equivalents at end of period.................................     $   29,298        $   35,702
                                                                                  --------          --------
                                                                                  --------          --------

Supplemental disclosures:
  Interest paid............................................................     $       79        $       24
                                                                                  --------          --------
                                                                                  --------          --------
  Income taxes paid........................................................     $    4,973        $    1,234
                                                                                  --------          --------
                                                                                  --------          --------

  The accompanying notes are an integral part of these consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 29, 1999

                                  (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and its wholly owned subsidiaries (The Cheesecake Factory Restaurants, Inc.; The Cheesecake Factory Bakery Incorporated; The Houston Cheesecake Factory Corporation; and Grand Lux Cafe
LLC) (the "Company") for the thirteen weeks and twenty-six weeks ended June 29, 1999, and have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements presented herein have not been audited by independent public accountants, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The consolidated balance sheet data presented herein for December 29, 1998 was derived from the Company's audited consolidated financial statements for the fiscal year then ended, but does not include all disclosures required by generally accepted accounting principles. The preparation of financial statements in accordance with generally accepted accounting principles requires the Company's management to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

NOTE B--INVESTMENTS AND MARKETABLE SECURITIES

    Investments and marketable securities, all classified as available for sale, consisted of the following as of June 29, 1999 (in thousands):

                                                                          UNREALIZED    BALANCE SHEET
CLASSIFICATION                                     COST     FAIR VALUE    GAIN (LOSS)      AMOUNT         MATURITY
-----------------------------------------------  ---------  -----------  -------------  -------------  --------------
CURRENT ASSETS:
Available-for-sale securities:
                                                                                                       July 1999 to
  Corporate debt securities....................  $  15,747   $  15,728     $     (19)     $  15,728    June 2000
                                                 ---------  -----------          ---    -------------
                                                 ---------  -----------          ---    -------------
OTHER ASSETS:
Available-for-sale securities:
                                                                                                       July 2000 to
  Corporate debt securities....................  $   9,090   $   9,014     $     (76)     $   9,014    April 2001
                                                 ---------  -----------          ---    -------------
                                                 ---------  -----------          ---    -------------

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                                 JUNE 29, 1999

                                  (UNAUDITED)

NOTE C--NET INCOME PER SHARE

    During fiscal 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Accounting for Earnings Per Share." SFAS No. 128 requires companies to present basic earnings per share
(EPS) and diluted EPS, instead of the primary and fully diluted EPS presentations that were formerly required by Accounting Principles Board Opinion No. 15, "Earnings Per Share." Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. For the Company, diluted EPS includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method. EPS amounts for all periods presented reflect the provisions of SFAS No. 128.

NOTE D--STOCK TRANSACTIONS

    Earnings per share amounts for all periods presented herein reflect a three-for-two stock split which was effective April 1, 1998.

    The Company is authorized to repurchase up to 450,000 shares of its common stock for reissuance upon the exercise of stock options under the Company's current stock option plans. As of July 30, 1999, the Company has repurchased 211,000 shares at a total cost of approximately $3.5 million. All share repurchases occurred during fiscal 1998.

NOTE E--PREOPENING COSTS

    During fiscal 1998, the Company elected the early adoption of AICPA Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This new accounting standard requires most entities to expense all start-up and preopening costs as they are incurred. Preopening costs for all periods presented herein reflect costs that were expensed as incurred. In addition, the Consolidated Statement of Operations for the twenty-six weeks ended June 30, 1998 has been restated to reflect, as a one-time charge, the cumulative effect of this change in accounting principle, net of income tax benefit.

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

GENERAL

    As of August 6, 1999, the Company operated 30 upscale, high volume, casual dining restaurants under The Cheesecake Factory-Registered Trademark- name. The Company also operated Grand Lux Cafe-TM-, an upscale casual dining restaurant located in the Venetian Resort-Hotel-Casino in Las Vegas, Nevada; two self-service, limited menu foodservice operations under The Cheesecake Factory Express-Registered Trademark- name inside DisneyQuest-TM- family entertainment concepts in Orlando, Florida and Chicago, Illinois; and a bakery production facility. The Company's revenues consist of sales from its restaurant operations and sales from its bakery operations to third-party foodservice operators and distributors. Sales and costs of sales are separately reported for restaurant and third-party bakery activity. All other operating cost and expense categories are reported on a combined basis for both restaurant and bakery activities. Comparable restaurant sales include the sales of restaurants open for the full period of each period being compared. New restaurants enter the comparable sales base in their thirteenth month of operations.

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

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the Consolidated Statements of Operations of the Company expressed as percentages of total revenues. The results of operations for the thirteen weeks and twenty-six weeks ended June 29, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

                                                          THIRTEEN       THIRTEEN      TWENTY-SIX     TWENTY-SIX
                                                         WEEKS ENDED    WEEKS ENDED    WEEKS ENDED    WEEKS ENDED
                                                        JUNE 29, 1999  JUNE 30, 1998  JUNE 29, 1999  JUNE 30, 1998
                                                        -------------  -------------  -------------  -------------
                                                              %              %              %              %
Revenues:
  Restaurant sales....................................         92.5           93.1           92.9           92.8
  Third-party bakery sales............................          7.5            6.9            7.1            7.2
                                                             ------         ------         ------         ------
    Total revenues....................................        100.0          100.0          100.0          100.0
                                                             ------         ------         ------         ------
Costs and expenses:
  Restaurant cost of sales............................         24.0           24.7           24.1           24.8
  Third-party bakery cost of sales....................          3.7            3.2            3.5            3.4
  Labor expenses......................................         30.3           30.8           30.6           31.2
  Other operating costs and expenses..................         22.0           22.5           22.3           22.3
  General and administrative expenses.................          6.3            6.6            6.4            6.4
  Depreciation and amortization expenses..............          3.1            3.2            3.2            3.3
  Preopening costs....................................          2.0            2.0            2.1            1.2
                                                             ------         ------         ------         ------
    Total costs and expenses..........................         91.4           93.0           92.2           92.6
                                                             ------         ------         ------         ------
Income from operations................................          8.6            7.0            7.8            7.4
Interest income, net..................................          0.9            1.2            0.8            1.2
Other income, net.....................................          0.2            0.2            0.1            0.2
                                                             ------         ------         ------         ------
Income before income taxes and cumulative effect of
 change in accounting principle.......................          9.7            8.4            8.7            8.8
Income tax provision..................................          3.5            2.9            3.2            3.0
                                                             ------         ------         ------         ------
Income before cumulative effect of change in
 accounting principle.................................          6.2            5.5            5.5            5.8
Cumulative effect of change in accounting principle,
 net of income tax benefit............................           --             --             --            5.1
                                                             ------         ------         ------         ------
Net income............................................          6.2            5.5            5.5            0.7
                                                             ------         ------         ------         ------
                                                             ------         ------         ------         ------

THIRTEEN WEEKS ENDED JUNE 29, 1999 COMPARED TO THIRTEEN WEEKS ENDED JUNE 30,
  1998

REVENUES

    For the thirteen weeks ended June 29, 1999, the Company's total revenues increased 33% to $85.8 million versus $64.3 million for the thirteen weeks ended June 30, 1998. Restaurant sales increased $19.6 million or 33% to $79.4 million versus $59.8 million for the same period of the prior year. The $19.6 million increase in restaurant sales consisted of a $2.3 million or 4.0% increase in comparable restaurant sales for the period and a $17.3 million increase from the openings of new restaurants. Sales in comparable restaurants benefited, in part, from the impact of an effective menu price increase of approximately 2% which was taken in February 1999.

    Third-party bakery sales increased 45% to $6.4 million for the thirteen weeks ended June 29, 1999 versus $4.4 million for the same period of the prior year. This increase of $2.0 million was attributable to higher sales volumes to warehouse club and restaurant operators. Sales to warehouse club operators comprised approximately 48% of total third-party bakery sales for both the thirteen weeks ended June 29, 1999 and for the same period of the prior year.

RESTAURANT COST OF SALES

    During the thirteen weeks ended June 29, 1999, restaurant cost of sales were $20.6 million versus $15.9 million for the comparable period last year. The related increase of $4.7 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, these costs decreased slightly to 25.9% versus 26.5% for the same period of the prior year, principally as a result of the benefit of menu price increases, lower produce and poultry costs and more effective purchasing contracts.

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

THIRD-PARTY BAKERY COST OF SALES

    Cost of sales for third-party bakery sales, which include ingredient, packaging and production supply costs, were $3.2 million for the thirteen weeks ended June 29, 1999 versus $2.1 million for the same period of the prior year. As a percentage of bakery sales, bakery costs for the thirteen weeks ended June 29, 1999 increased to 49.4% versus 47.0% for the comparable period last year. This percentage increase was primarily due to a shift in the mix of sales to lower-margin products. The Company's costs for certain of its dairy-related commodities increased as much as 50% to 75% during certain weeks of fiscal 1998 when the overall level of such costs rose across the country as a result of unfavorable supply and demand conditions. Since December 1998, the Company's costs for its dairy-related commodities have gradually decreased, but remain potentially volatile. While the Company has taken steps to increase its inventory positions of certain dairy-related commodities during periods when the costs of those commodities are seasonally low, there can be no assurance that future costs for these commodities, or any commodities used in the Company's bakery or restaurant operations, will not begin to rise again due to market conditions beyond the Company's control.

LABOR EXPENSES

    Labor expenses, which include restaurant-level labor costs and bakery direct production labor costs (including associated fringe benefits), were $26.0 million for the thirteen weeks ended June 29, 1999 versus $19.8 million for the same period of the prior year. This increase was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses decreased to 30.3% versus 30.8% for the comparable period last year. The decrease in labor as a percentage of total revenues for the thirteen weeks ended June 29, 1999 versus the same period of the prior year was principally due to increased labor productivity at the restaurants and the leveraging of the fixed component of labor expenses with higher sales volumes.

    For new restaurants, labor expenses will typically be higher than normal during the first 90-120 days of operations until each restaurant's staff becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by the Company's restaurants.

OTHER OPERATING COSTS AND EXPENSES

    Other operating costs and expenses consist of restaurant-level occupancy and other operating expenses (excluding food costs and labor expenses reported separately), bakery production overhead, and selling and distribution expenses. Other operating costs and expenses increased 31% to $18.9 million for the thirteen weeks ended June 29, 1999 versus $14.4 million for the same period of the prior year. This increase was principally attributable to new restaurant openings. As a percentage of total revenues, other operating costs and expenses decreased to 22.0% for the thirteen weeks ended June 29, 1999 versus 22.5% for the same period of fiscal 1998. This percentage decrease was primarily attributable to the leveraging of the fixed component of other operating costs and expenses with higher sales volumes and the impact of certain cost reduction initiatives.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses consist of restaurant support expenses (field supervision, manager recruitment and training, relocation and other related expenses), bakery administrative expenses, and corporate support and governance expenses. General and administrative expenses increased to $5.4 million for the thirteen weeks ended June 29, 1999 versus $4.2 million for the same period of fiscal 1998, an increase of $1.2 million or 27%. As a percentage of total revenues, general and administrative expenses decreased slightly to 6.3% for the thirteen weeks ended June 29, 1999 versus 6.6% for the same period of fiscal 1998.

    The Company intends to continue strengthening its operational support infrastructure during the remainder of fiscal 1999 and fiscal 2000, which will likely generate a higher absolute amount of general and administrative expenses during those periods. Additionally, the Company plans to continue aggressively pursuing new large-account customers for its bakery operations which will require continued investments in product development and marketing programs. One of the Company's principal objectives is to more effectively leverage its operational and corporate support infrastructure with higher sales volumes.

DEPRECIATION AND AMORTIZATION EXPENSES

    Depreciation and amortization expenses were $2.7 million for the thirteen weeks ended June 29, 1999 versus $2.0 million for the thirteen weeks ended June 30, 1998. As a percentage of total revenues, depreciation and amortization expenses were 3.1% for the thirteen weeks ended June 29, 1999 versus 3.2% for the same period of the prior year. The increase of $0.7 million primarily consisted of higher restaurant depreciation expense, which was principally due to the openings of new restaurants.

PREOPENING COSTS

    Incurred preopening costs were $1.7 million for the thirteen weeks ended June 29, 1999 compared to $1.3 million for the same period of the prior year. The Company opened two restaurants during the quarter ended June 29, 1999 (Grand Lux Cafe-TM- and DisneyQuest-TM--Chicago) and was well underway with preopening activities at Columbus, Ohio (which opened on July 21, 1999) versus two openings during the same quarter of the prior year. Preopening costs for Grand Lux Cafe-TM- were approximately twice the cost of a typical Cheesecake Factory restaurant due to its relatively large size (approximately 18,300 square feet) and associated staffing requirement (approximately 325 employees), its status as a new concept and its increased operational complexity due, in part, to its 24 hours-a-day operation.

    Preopening costs include incremental, out-of-pocket costs that are not otherwise capitalizable which are directly incurred to open new restaurants. Most preopening costs are related to the recruiting and training of the hourly staff for each new restaurant, the cost of restaurant management staff assigned to the new location prior to opening, and the costs of corporate support travel, practice cooking and service activities. As a result of the highly customized and operationally complex nature of the Company's restaurants, the restaurant preopening process is significantly more extensive and costly for the Company relative to that of other chain restaurant operations. Preopening costs will vary from location to location depending on a number of factors including, but not limited to, the proximity of other established Company restaurants, the size and physical layout of each location and the relative difficulty of the restaurant staffing and training process. Preopening costs will fluctuate from period to period based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

These fluctuations could be significant. Based on the Company's current growth objectives for the remainder of fiscal 1999 and fiscal 2000, preopening costs for each of those years will likely exceed the respective amount of preopening costs for the applicable prior year.

    During the past two fiscal years, the Company reevaluated its preopening process with the objective of reducing its timeframe, intensiveness and overall cost while, at the same time, not adversely impacting its ability to effectively execute its restaurant openings. The Company intends to pursue further refinements to this process during the remainder of fiscal 1999. However, there can be no assurance that preopening costs will be reduced for future restaurants or that preopening costs will not continue to have a significant impact on the Company's results of operations.

TWENTY-SIX WEEKS ENDED JUNE 29, 1999 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 30,
  1998

REVENUES

    For the twenty-six weeks ended June 29, 1999, the Company's total revenues increased 30% to $160.6 million versus $123.8 million for the twenty-six weeks ended June 30, 1998. Restaurant sales increased $34.4 million or 30% to $149.2 million versus $114.8 million for the same period of the prior year. The $34.4 million increase in restaurant sales consisted of a $4.7 million or 4.1% increase in comparable restaurant sales for the period and a $29.7 million increase from the openings of new restaurants. Third-party bakery sales increased 27% to $11.4 million for the twenty-six weeks ended June 29, 1999 versus $9.0 million for the same period of the prior year, primarily due to increased sales to warehouse club operators.

RESTAURANT COST OF SALES

    During the twenty-six weeks ended June 29, 1999, restaurant cost of sales were $38.7 million versus $30.8 million for the comparable period last year. The related increase of $7.9 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, these costs decreased to 25.9% versus 26.8% for the same period of the prior year, principally as a result of menu price increases.

THIRD-PARTY BAKERY COST OF SALES

    Third-party bakery cost of sales were $5.7 million for the twenty-six weeks ended June 29, 1999 versus $4.2 million for the same period of the prior year. As a percentage of bakery sales, bakery costs for the twenty-six weeks ended June 29, 1999 increased to 49.6% versus 46.9% for the comparable period last year. This percentage increase was primarily due to a shift in the mix of sales to lower-margin products and slightly unfavorable cost comparisons for dairy-related commodities.

LABOR EXPENSES

    Labor expenses were $49.1 million for the twenty-six weeks ended June 29, 1999 versus $38.6 million for the same period of the prior year. This increase was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses decreased to 30.6% versus 31.2% for the comparable period last year.

OTHER OPERATING COSTS AND EXPENSES

    Other operating costs and expenses increased 30% to $35.8 million for the twenty-six weeks ended June 29, 1999 versus $27.6 million for the same period of the prior year. This increase was principally attributable to new restaurant openings. As a percentage of total revenues, other operating costs and expenses remained consistent at 22.3% for both the twenty-six weeks ended June 29, 1999 and for the same period of fiscal 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses increased to $10.3 million for the twenty-six weeks ended June 29, 1999 versus $8.0 million for the same period of fiscal 1998, an increase of $2.3 million or 30%. As a percentage of total revenues, general and administrative expenses remained consistent at 6.4% for both periods.

DEPRECIATION AND AMORTIZATION EXPENSES

    Depreciation and amortization expenses were $5.1 million for the twenty-six weeks ended June 29, 1999 versus $4.1 million for the twenty-six weeks ended June 30, 1998. As a percentage of total revenues, depreciation and amortization expenses were 3.2% for the twenty-six weeks ended June 29, 1999 versus 3.3% for the same period of the prior year. The increase of $1.0 million primarily consisted of higher restaurant depreciation expense, which was principally due to the openings of new restaurants.

PREOPENING COSTS

    Incurred preopening costs were $3.4 million for the twenty-six weeks ended June 29, 1999 compared to $1.5 million for the same period of the prior year. As a percentage of total revenues, preopening costs were 2.1% for the twenty-six weeks ended June 29, 1999 versus 1.2% for the same period of the prior year. The increase of $1.9 million in preopening costs during the twenty-six weeks ended June 29, 1999 was principally due to the opening of four restaurants (including Grand Lux Cafe-TM-, a new concept) during the twenty-six weeks ended June 29, 1999, versus two restaurants opened during the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    The following table sets forth a summary of the Company's key liquidity measurements for the twenty-six week periods ended June 29, 1999 and June 30, 1998.

                                                                             TWENTY-SIX WEEKS ENDED
                                                                         ------------------------------
                                                                            JUNE 29,        JUNE 30,
                                                                              1999            1998
                                                                         --------------  --------------
                                                                          (DOLLAR AMOUNTS IN MILLIONS)
Cash and marketable securities on hand, end of period..................      $54.0           $58.5
Net working capital, end of period.....................................      $31.6           $30.3
Current ratio, end of period...........................................      2.1:1           2.2:1
Long-term debt, end of period..........................................        --              --
Cash provided by operations............................................      $18.5           $17.6
Capital expenditures...................................................      $20.8           $14.8

    As of June 29, 1999, the Company's key liquidity measurements were not significantly different compared to June 30, 1998. As of August 6, 1999, there were no borrowings outstanding under the Company's $25 million revolving credit and term loan facility (the "Credit Facility"). The terms of the Credit Facility were amended in April 1998 to provide for, among other things, borrowings under the Credit Facility to bear interest at variable rates based, at the Company's option, on either the prime rate of interest, the lending institution's cost of funds rate plus 0.75%, or the applicable LIBOR rate plus 0.75%. The Credit Facility expires on May 31, 2000. On that date, a maximum of $25 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates. The Credit Facility is not collateralized and requires the Company to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of its operations, with which the Company is currently in compliance.

    During fiscal 1998, the Company's total capital expenditures were $28.0 million, most of which were related to its restaurant operations. For fiscal 1999, the Company currently estimates its total capital expenditure requirement to range between $35-$40 million, excluding approximately $5-$7 million of expected noncapitalizable restaurant preopening costs and net of agreed-upon landlord construction contributions. This estimate contemplates as many as nine new restaurants to be opened during fiscal 1999 (including Grand Lux Cafe-TM- at The Venetian Resort-Hotel-Casino and DisneyQuest-TM--Chicago) and also provides for an anticipated increase in construction-in-progress disbursements for anticipated fiscal 2000 openings. The Company has historically leased the land and building shells for its restaurant locations and has expended cash for leasehold improvements and furnishings, fixtures and equipment for the locations.

    The Company's primary expansion objective is to increase its total restaurant productive square feet and operating weeks at least 25% during fiscal 1999 and 2000. As of August 6, 1999, there were four restaurants under construction for potential 1999 openings. These restaurants are located in Boulder, Colorado; Providence, Rhode Island; San Francisco, California; and Mission Viejo, California (for which the Company signed a lease in July 1999). The actual timing of these restaurant openings will depend, among other things, upon the progress of construction and preopening activities. Two leases have been signed for potential 2000 openings in Atlanta, Georgia (Perimeter Mall) and West Palm Beach, Florida, and three letters of intent have been executed for other potential locations.

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

    The Company effected a three-for-two stock split on April 1, 1998. The Company is also authorized to repurchase up to 450,000 shares of its common stock for reissuance upon the exercise of stock options under the Company's current stock option plans. A source of funding for share repurchases will be the proceeds to the Company from the exercise of employee stock options. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by the Company. As of August 6, 1999, the Company had repurchased 211,000 shares at a total cost of approximately $3.5 million. All share repurchases occurred during fiscal 1998.

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

THE COMPANY'S STATE OF READINESS FOR THE YEAR 2000 ISSUE

    During fiscal 1998, the Company began to formulate a plan to address the Year 2000 issue. The Company's Year 2000 plan currently consists of five phases: awareness, assessment, remediation, testing and implementation. The phases of the Year 2000 plan overlap substantially. The Company has established an internal Year 2000 task force, consisting of cross-functional members of its management team, to execute the plan. As of August 6, 1999, the Company has made substantial progress in the awareness, assessment and the remediation phases of the plan and is moving forward with the testing and implementation phases. Remediation, testing and implementation work for all mission-critical internal systems and processes is currently expected to be completed before the end of fiscal 1999.

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

SUPPLIERS OF MISSION-CRITICAL GOODS AND SERVICES

    The Company has sent a letter and questionnaire to all key suppliers of its goods and services to bring the Year 2000 issue to their attention and to assess their readiness. The task force has identified and prioritized those suppliers which provide mission-critical goods and services to the Company, is currently summarizing their responses to the Company's Year 2000 questionnaire, and expects to continue discussions with them in an attempt to ensure an uninterrupted supply of goods and services and to develop any necessary contingency plans. The Company has received written responses from its suppliers of computerized point-of-sale systems, credit card processing services and outside payroll processing services that represent their respective systems to be Year 2000 compliant. However, there are many other key suppliers who have not yet responded to the Company's letter and questionnaire. All of the Company's efforts in this regard will not necessarily guarantee that events and circumstances outside of the Company's direct influence and control will not adversely impact its operations.

EXPECTED COSTS TO ADDRESS THE YEAR 2000 ISSUE

    As of August 6, 1999, the Company does not believe that the costs related to the execution of its Year 2000 plan will be material to its results of operations, liquidity and financial position. The Company estimates that it has incurred a total cost of less than $100,000 to date with respect to executing its Year 2000 plan. Additional assessment, remediation, testing and implementation costs are currently expected to be less than $200,000 in the aggregate and are expected to be funded by cash flows from operations. This expected cost is based on the Company's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain necessary resources, third-party modification plans and other factors. Any unanticipated failures by critical suppliers, as well as any failure on the part of the Company to successfully execute its own remediation efforts, could materially increase the expected cost of the plan and could lengthen its completion date. As a result, there can be no assurance that these forward-looking statements will be achieved.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to its $25 million revolving credit and term loan facility (the "Credit Facility"). There were no borrowings outstanding under the Credit Facility during the twenty-six weeks ended June 29, 1999. Borrowings under the Credit Facility bear interest at variable rates based on either the prime rate of interest, the lending institution's cost of funds plus 0.75% or LIBOR plus 0.75%. A hypothetical 1% interest rate change would not have a material impact on the Company's results of operations.

    A change in market prices also exposes the Company to market risk related to its investments in marketable securities. As of June 29, 1999, the Company held $24.7 million in marketable securities. A hypothetical 10% decline in the market value of those securities would result in a $2.4 million unrealized loss. This hypothetical decline would not affect cash flow from operations and would not have an impact on net income until the securities were disposed of.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

    On May 18, 1999, the Company held its Annual Meeting of Stockholders (the "Meeting"). At the Meeting, the stockholders re-elected David Overton to the Board of Directors to serve until the 2002 Annual Meeting of Stockholders and until his successor has been duly elected and qualified. As to the re-election of David Overton as a director, there were 16,858,259 votes "for" and 25,587 votes "withheld."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibits.

          10.10 Debby R. Zurzolo Employment Agreement

    (b)    Reports on Form 8-K. None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE CHEESECAKE FACTORY INCORPORATED
Date: August 13, 1999

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