Form 10-Q
period 1999-09-28
CHEESECAKE FACTORY INCORPORATED
filed 1999-11-12
CIK 887596

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1999
                         COMMISSION FILE NUMBER 0-20574

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of November 5, 1999, 20,094,363 shares of the registrant's Common Stock, $.01 par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                                     INDEX

                                                                                   PAGE
                                                                                  NUMBER
                                                                                 --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements:

                   Consolidated Balance Sheets--September 28, 1999 and
                     December 29, 1998.........................................      1

                   Consolidated Statements of Operations--Thirteen and
                     thirty-nine weeks ended September 28, 1999 and
                     September 29, 1998........................................      2

                   Consolidated Statements of Cash Flows--Thirty-nine weeks
                     ended September 28, 1999 and September 29, 1998...........      3

                   Notes to Consolidated Financial Statements--September 28,
                     1999......................................................      4

          Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.................................      6

          Item 3.  Quantitative and Qualitative Disclosures about Market
                     Risk......................................................     14

PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K............................     15

          Signatures...........................................................     16

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 28,   DECEMBER 29,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 25,349        $ 17,467
  Investments and marketable securities.....................      18,097          21,596
  Accounts receivable.......................................       3,338           3,473
  Other receivables.........................................       7,353           5,478
  Inventories...............................................       8,873           5,854
  Prepaid expenses..........................................         989             826
                                                                --------        --------
    Total current assets....................................      63,999          54,694
                                                                --------        --------
Property and equipment, net.................................     128,945         107,660
                                                                --------        --------
Other assets:
  Marketable securities.....................................       9,982          13,609
  Other receivables.........................................       4,066           5,286
  Trademarks................................................       1,705           1,614
  Other.....................................................       2,455           2,557
                                                                --------        --------
    Total other assets......................................      18,208          23,066
                                                                --------        --------
      Total assets..........................................    $211,152        $185,420
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 13,187        $ 11,303
  Income taxes payable......................................       4,642           1,421
  Other accrued expenses....................................      14,593          11,290
  Deferred income taxes.....................................         404             416
                                                                --------        --------
    Total current liabilities...............................      32,826          24,430
                                                                --------        --------
  Deferred income taxes.....................................         227             699
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized; none issued and outstanding.................          --              --
  Junior participating cumulative preferred stock, $.01 par
    value, 150,000 shares authorized; none issued and
    outstanding.............................................          --              --
  Common Stock, $.01 par value, 30,000,000 shares
    authorized; 20,381,563 and 20,108,102 issued for 1999
    and 1998, respectively..................................         204             201
  Additional paid-in capital................................     121,877         117,713
  Retained earnings.........................................      60,594          45,880
  Marketable securities valuation account...................         (55)            (35)
  Treasury stock, 248,000 shares at cost....................      (4,521)         (3,468)
                                                                --------        --------
    Total stockholders' equity..............................     178,099         160,291
                                                                --------        --------
      Total liabilities and stockholders' equity............    $211,152        $185,420
                                                                ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT NET INCOME PER SHARE)
                                  (UNAUDITED)

                                               THIRTEEN         THIRTEEN       THIRTY-NINE      THIRTY-NINE
                                             WEEKS ENDED      WEEKS ENDED      WEEKS ENDED      WEEKS ENDED
                                            SEPTEMBER 28,    SEPTEMBER 29,    SEPTEMBER 28,    SEPTEMBER 29,
                                                 1999             1998             1999             1998
                                            --------------   --------------   --------------   --------------
Revenues:
  Restaurant sales........................     $85,823          $64,259          $234,996         $179,069
  Third-party bakery sales................       6,031            4,317            17,449           13,282
                                               -------          -------          --------         --------
      Total revenues......................      91,854           68,576           252,445          192,351
Costs and expenses:
  Restaurant cost of sales................      22,225           17,106            60,908           47,861
  Third-party bakery cost of sales........       2,775            2,049             8,439            6,250
  Labor expenses..........................      27,853           21,045            76,961           59,638
  Other operating costs and expenses......      20,396           15,843            56,217           43,391
  General and administrative expenses.....       5,440            4,420            15,776           12,387
  Depreciation and amortization
  expenses................................       2,832            2,168             7,939            6,230
  Preopening costs........................       2,001            1,197             5,424            2,686
                                               -------          -------          --------         --------
      Total costs and expenses............      83,522           63,828           231,664          178,443
                                               -------          -------          --------         --------
Income from operations....................       8,332            4,748            20,781           13,908
Interest income, net......................         716              836             2,075            2,330
Other income, net.........................         122               59               316              262
                                               -------          -------          --------         --------
Income before income taxes and cumulative
  effect of change in accounting
  principle...............................       9,170            5,643            23,172           16,500
Income tax provision......................       3,347            1,747             8,458            5,484
                                               -------          -------          --------         --------
Income before cumulative effect of change
  in accounting principle.................       5,823            3,896            14,714           11,016
Cumulative effect of change in accounting
  principle, net of income tax benefit
  of $3,343...............................          --               --                --            6,347
                                               -------          -------          --------         --------
Net income................................     $ 5,823          $ 3,896          $ 14,714         $  4,669
                                               =======          =======          ========         ========
Net income per share:
Basic:
  Income before cumulative effect of
    change in accounting principle........     $  0.29          $  0.19          $   0.73         $   0.55
  Cumulative effect of change in
    accounting principle..................          --               --                --            (0.32)
                                               -------          -------          --------         --------
  Net income..............................     $  0.29          $  0.19          $   0.73         $   0.23
                                               =======          =======          ========         ========
Diluted:
  Income before cumulative effect of
    change in accounting principle........     $  0.27          $  0.19          $   0.70         $   0.54
  Cumulative effect of change in
    accounting principle..................          --               --                --            (0.31)
                                               -------          -------          --------         --------
  Net income..............................     $  0.27          $  0.19          $   0.70         $   0.23
                                               =======          =======          ========         ========
Weighted average shares outstanding:
  Basic...................................      20,153           20,059            20,050           20,018
  Diluted.................................      21,395           20,510            21,141           20,591

  The accompanying notes are an integral part of these consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THIRTY-NINE      THIRTY-NINE
                                                               WEEKS ENDED      WEEKS ENDED
                                                              SEPTEMBER 28,    SEPTEMBER 29,
                                                                   1999             1998
                                                              --------------   --------------
Cash flows from operating activities:
  Net income................................................     $14,714          $ 4,669
Adjustments to reconcile net income to cash provided by
  operating activities:
  Depreciation and amortization.............................       7,939            6,230
  Cumulative effect of change in accounting principle.......          --            6,347
  Deferred income taxes.....................................        (473)              --
Changes in assets and liabilities:
  Accounts receivable.......................................         135              392
  Other receivables.........................................        (655)           3,370
  Inventories...............................................      (3,019)          (1,384)
  Prepaid expenses..........................................        (163)            (584)
  Trademarks................................................        (140)            (319)
  Other.....................................................          41             (654)
  Accounts payable..........................................       1,884              948
  Income taxes payable......................................       3,221            1,818
  Other accrued expenses....................................       3,303              873
                                                                 -------          -------
      Cash provided by operating activities.................      26,787           21,706
                                                                 -------          -------
Cash flows from investing activities:
  Additions to property and equipment.......................     (29,114)         (21,333)
  Investments in available-for-sale securities..............     (28,087)         (31,780)
  Sales of available-for-sale securities....................      35,182           14,908
                                                                 -------          -------
      Cash used by investing activities.....................     (22,019)         (38,205)
                                                                 -------          -------
Cash flows from financing activities:
  Common stock issued.......................................           3                1
  Purchase of treasury stock................................      (1,053)          (3,008)
  Proceeds from exercise of employee stock options..........       4,164            2,305
                                                                 -------          -------
      Cash provided (used) by financing activities..........       3,114             (702)
                                                                 -------          -------
Net change in cash and cash equivalents.....................       7,882          (17,201)
Cash and cash equivalents at beginning of period............      17,467           43,543
                                                                 -------          -------
Cash and cash equivalents at end of period..................     $25,349          $26,342
                                                                 =======          =======
Supplemental disclosures:
  Interest paid.............................................     $    97          $    24
                                                                 =======          =======
  Income taxes paid.........................................     $ 5,237          $ 3,675
                                                                 =======          =======

  The accompanying notes are an integral part of these consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 28, 1999

                                  (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and its wholly owned subsidiaries (The Cheesecake Factory Restaurants, Inc.; The Cheesecake Factory Bakery Incorporated; The Houston Cheesecake Factory Corporation and Grand Lux Cafe LLC, collectively referred to as "the Company"), for the thirteen week and thirty-nine week periods ended September 28, 1999 and September 29, 1998. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements presented herein have not been audited by independent public accountants, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The consolidated balance sheet data presented herein for December 29, 1998 was derived from the Company's audited consolidated financial statements for the fiscal year then ended, but does not include all disclosures required by generally accepted accounting principles. The preparation of financial statements in accordance with generally accepted accounting principles requires the Company's management to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

NOTE B--INVESTMENTS AND MARKETABLE SECURITIES

    Investments and marketable securities, all classified as available for sale, consisted of the following as of September 28, 1999 (in thousands):

                                                                UNREALIZED   BALANCE
                                                                   GAIN       SHEET
CLASSIFICATION                            COST     FAIR VALUE     (LOSS)      AMOUNT       MATURITY
--------------                          --------   ----------   ----------   --------   ---------------
CURRENT ASSETS:
Available-for-sale securities:
                                                                                        October 1999 to
  Corporate debt securities...........  $18,129      $18,097       $ (32)    $18,097    September 2000
                                        =======      =======       =====     =======

OTHER ASSETS:
Available-for-sale securities:
                                                                                        October 2000 to
  Corporate debt securities...........  $10,039      $ 9,982       $ (57)    $ 9,982    June 2001
                                        =======      =======       =====     =======

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                               SEPTEMBER 28, 1999

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

    The Company is authorized to repurchase up to 450,000 shares of its common stock for reissuance upon the exercise of stock options under the Company's current stock option plans. As of November 5, 1999, the Company has repurchased 295,500 shares at a total cost of approximately $5.7 million. Share repurchases occurred during both fiscal years 1998 and 1999.

NOTE E--PREOPENING COSTS

    During fiscal 1998, the Company elected the early adoption of AICPA Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This new accounting standard requires most entities to expense all start-up and preopening costs as they are incurred. Preopening costs for all periods presented herein reflect costs that were expensed as incurred. In addition, the consolidated statement of operations for the thirty-nine weeks ended September 29, 1998 has been restated to reflect, as a one-time charge, the cumulative effect of this change in accounting principle, net of income tax benefit.

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

GENERAL

    As of November 5, 1999, the Company operated 32 upscale, high volume, casual dining restaurants under The Cheesecake Factory-Registered Trademark- name. The Company also operated Grand Lux Cafe-TM-, an upscale casual dining restaurant located in the Venetian Resort-Hotel-Casino in Las Vegas, Nevada; two self-service, limited menu foodservice operations under The Cheesecake Factory Express-Registered Trademark- name inside DisneyQuest-TM- family entertainment concepts in Orlando, Florida and Chicago, Illinois; and a bakery production facility. The Company's revenues consist of sales from its restaurant operations and sales from its bakery operations to third-party foodservice operators and distributors. Sales and costs of sales are separately reported for restaurant and third-party bakery activity. All other operating cost and expense categories are reported on a combined basis for both restaurant and bakery activities. Comparable restaurant sales include the sales of restaurants open for the full period of each period being compared. New restaurants enter the comparable sales base in their thirteenth month of operations.

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

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the Consolidated Statements of Operations of the Company expressed as percentages of total revenues. The results of operations for the thirteen weeks and thirty-nine weeks ended September 28, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

                                               THIRTEEN         THIRTEEN       THIRTY-NINE      THIRTY-NINE
                                             WEEKS ENDED      WEEKS ENDED      WEEKS ENDED      WEEKS ENDED
                                            SEPTEMBER 28,    SEPTEMBER 29,    SEPTEMBER 28,    SEPTEMBER 29,
                                                 1999             1998             1999             1998
                                            --------------   --------------   --------------   --------------
                                                  %                %                %                %
Revenues:
  Restaurant sales........................       93.4             93.7             93.1             93.1
  Third-party bakery sales................        6.6              6.3              6.9              6.9
                                                -----            -----            -----            -----
    Total revenues........................      100.0            100.0            100.0            100.0
                                                -----            -----            -----            -----

Costs and expenses:
  Restaurant cost of sales................       24.2             24.9             24.1             24.9
  Third-party bakery cost of sales........        3.0              3.0              3.4              3.3
  Labor expenses..........................       30.3             30.7             30.5             31.0
  Other operating costs and expenses......       22.2             23.1             22.3             22.6
  General and administrative expenses.....        5.9              6.4              6.3              6.4
  Depreciation and amortization
    expenses..............................        3.1              3.2              3.1              3.2
  Preopening costs........................        2.2              1.8              2.1              1.4
                                                -----            -----            -----            -----
    Total costs and expenses..............       90.9             93.1             91.8             92.8
                                                -----            -----            -----            -----
Income from operations....................        9.1              6.9              8.2              7.2
Interest income, net......................        0.8              1.2              0.9              1.2
Other income, net.........................        0.1              0.1              0.1              0.1
                                                -----            -----            -----            -----
Income before income taxes and cumulative
  effect of change in accounting
  principle...............................       10.0              8.2              9.2              8.5
Income tax provision......................        3.7              2.5              3.4              2.8
                                                -----            -----            -----            -----
Income before cumulative effect of change
  in accounting principle.................        6.3              5.7              5.8              5.7
Cumulative effect of change in accounting
  principle, net of income tax benefit....         --               --               --              3.3
                                                -----            -----            -----            -----
Net income................................        6.3              5.7              5.8              2.4
                                                =====            =====            =====            =====

THIRTEEN WEEKS ENDED SEPTEMBER 28, 1999 COMPARED TO THIRTEEN WEEKS ENDED
  SEPTEMBER 29, 1998

REVENUES

    For the thirteen weeks ended September 28, 1999, the Company's total revenues increased 34% to $91.9 million versus $68.6 million for the thirteen weeks ended September 29, 1998. Restaurant sales increased $21.5 million or 34% to $85.8 million versus $64.3 million for the same period of the prior year. The $21.5 million increase in restaurant sales consisted of a $2.2 million or 3.4% increase in comparable restaurant sales for the period and a $19.3 million increase from the openings of new restaurants. Sales in comparable restaurants benefited, in part, from the impact of an effective menu price increase of approximately 2% which was taken in February 1999.

    Third-party bakery sales increased 40% to $6.0 million for the thirteen weeks ended September 28, 1999 versus $4.3 million for the same period of the prior year. This increase of $1.7 million was attributable to higher sales volumes to warehouse club and restaurant operators. Sales to warehouse club operators comprised approximately 56% of total third-party bakery sales for the thirteen weeks ended September 28, 1999 compared to 63% for the same period of the prior year.

RESTAURANT COST OF SALES

    During the thirteen weeks ended September 28, 1999, restaurant cost of sales were $22.2 million versus $17.1 million for the comparable period last year. The related increase of $5.1 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, these costs decreased slightly to 25.9% versus 26.6% for the same period of the prior year, principally as a result of the benefit of menu price increases, lower dairy and poultry costs and more effective purchasing agreements.

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

THIRD-PARTY BAKERY COST OF SALES

    Cost of sales for third-party bakery sales, which include ingredient, packaging and production supply costs, were $2.8 million for the thirteen weeks ended September 28, 1999 versus $2.1 million for the same period of the prior year. As a percentage of bakery sales, bakery costs for the thirteen weeks ended September 28, 1999 decreased slightly to 46.1% versus 47.4% for the comparable period last year. During certain weeks of fiscal 1998, the Company's costs for certain of its dairy related commodities increased as much as 50% to 75% when the overall level of such costs rose across the country as a result of unfavorable supply and demand conditions. Since December 1998, the Company's costs for its dairy-related commodities have gradually decreased, but remain potentially volatile. While the Company has taken steps to increase its inventory positions of certain dairy-related commodities during periods when the costs of those commodities are seasonally low, there can be no assurance that future costs for these commodities, or any commodities used in the Company's bakery or restaurant operations, will not begin to rise again due to market conditions beyond the Company's control.

LABOR EXPENSES

    Labor expenses, which include restaurant-level labor costs and bakery direct production labor costs (including associated fringe benefits), were $27.9 million for the thirteen weeks ended September 28, 1999 versus
$21.1 million for the same period of the prior year. This increase was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses decreased slightly to 30.3% versus 30.7% for the comparable period last year. This decrease was principally due to the leveraging of the fixed component of labor expenses with higher sales volumes.

    For new restaurants, labor expenses will typically be higher than normal during the first 90-120 days of operations until each restaurant's staff becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by the Company's restaurants.

OTHER OPERATING COSTS AND EXPENSES

    Other operating costs and expenses consist of restaurant-level occupancy and other operating expenses (excluding food costs and labor expenses reported separately), bakery production overhead, and bakery selling and distribution expenses. Other operating costs and expenses increased 29% to $20.4 million for the thirteen weeks ended September 28, 1999 versus $15.8 million for the same period of the prior year. This increase was principally attributable to new restaurant openings. As a percentage of total revenues, other operating costs and expenses decreased to 22.2% for the thirteen weeks ended September 28, 1999 versus 23.1% for the same period of fiscal 1998. This percentage decrease was primarily attributable to the leveraging of the fixed component of other operating costs and expenses with higher sales volumes and the impact of certain cost reduction initiatives.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses consist of restaurant support expenses (field supervision, manager recruitment and training, relocation and other related expenses), bakery administrative expenses, and corporate support and governance expenses. General and administrative expenses increased to $5.4 million for the thirteen weeks ended September 28, 1999 versus $4.4 million for the same period of fiscal 1998, an increase of $1.0 million or 23%. This increase was principally due to the planned growth in the number of corporate and operational support employees, and increased bonus expenses. As a percentage of total revenues, general and administrative expenses decreased slightly to 5.9% for the thirteen weeks ended September 28, 1999 versus 6.4% for the same period of fiscal 1998.

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

DEPRECIATION AND AMORTIZATION EXPENSES

    Depreciation and amortization expenses were $2.8 million for the thirteen weeks ended September 28, 1999 versus $2.1 million for the thirteen weeks ended September 29, 1998. As a percentage of total revenues, depreciation and amortization expenses were 3.1% for the thirteen weeks ended September 28, 1999 versus 3.2% for the same period of the prior year. The increase of $0.7 million primarily consisted of higher restaurant depreciation expense, which was principally due to the openings of new restaurants.

PREOPENING COSTS

    Incurred preopening costs were $2.0 million for the thirteen weeks ended September 28, 1999 compared to $1.2 million for the same period of the prior year. The Company opened two restaurants during the quarter ended September 28, 1999 (Columbus, Ohio and Boulder, Colorado) as well as an additional opening on the first day of the fourth quarter of fiscal 1999 (Providence, Rhode Island) compared to two restaurant openings during the same period of the prior year.

    Preopening costs include incremental, out-of-pocket costs directly incurred to open new restaurants that are not otherwise capitalizable. Most preopening costs are related to the recruiting and training of the hourly staff for each new restaurant, the cost of restaurant management staff assigned to the new location prior to opening, and the costs of corporate support travel, practice cooking and service activities. As a result of the highly customized and operationally complex nature of the Company's restaurants, the restaurant preopening process is significantly more extensive and costly for the Company relative to that of other chain restaurant operations. Preopening costs will vary from location to location depending on a number of factors including, but not limited to, the proximity of other established Company restaurants, the size and physical layout of each location and the relative difficulty of the restaurant staffing and training process. Preopening costs will fluctuate from period to period based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant. These fluctuations can be significant. Based on the Company's current growth objectives for the remainder of fiscal 1999 and fiscal 2000, preopening costs for each of those years will likely exceed the respective amount of preopening costs for the applicable prior year.

THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1999 COMPARED TO THIRTY-NINE WEEKS ENDED
  SEPTEMBER 29, 1998

REVENUES

    For the thirty-nine weeks ended September 28, 1999, the Company's total revenues increased 31% to $252.4 million versus $192.4 million for the thirty-nine weeks ended September 29, 1998. Restaurant sales increased $55.9 million or 31% to $235.0 million versus $179.1 million for the same period of the prior year. The $55.9 million increase in restaurant sales consisted of a $6.9 million or 3.9% increase in comparable restaurant sales for the period and a $49.0 million increase from the openings of new restaurants. Third-party bakery sales increased 31% to $17.5 million for the thirty-nine weeks ended September 28, 1999 versus $13.3 million for the same period of the prior year, primarily due to increased sales to other restaurant operators.

RESTAURANT COST OF SALES

    During the thirty-nine weeks ended September 28, 1999, restaurant cost of sales were $60.9 million versus $47.8 million for the comparable period last year. The related increase of $13.1 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, these costs decreased to 25.9% versus 26.7% for the same period of the prior year, principally as a result of menu price increases.

THIRD-PARTY BAKERY COST OF SALES

    Third-party bakery cost of sales were $8.4 million for the thirty-nine weeks ended September 28, 1999 versus $6.2 million for the same period of the prior year. As a percentage of bakery sales, bakery costs for the thirty-nine weeks ended September 28, 1999 increased slightly to 48.4% versus 47.1% for the comparable period last year. This percentage increase was primarily due to a shift in the mix of sales to lower-margin products.

LABOR EXPENSES

    Labor expenses were $77.0 million for the thirty-nine weeks ended September 28, 1999 versus $59.6 million for the same period of the prior year. This increase was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses decreased slightly to 30.5% versus 31.0% for the comparable period last year.

OTHER OPERATING COSTS AND EXPENSES

    Other operating costs and expenses increased 30% to $56.2 million for the thirty-nine weeks ended September 28, 1999 versus $43.4 million for the same period of the prior year. This increase was principally attributable to new restaurant openings. As a percentage of total revenues, other operating costs and expenses decreased slightly to 22.3% versus 22.6% for the comparable period last year.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses increased to $15.8 million for the thirty-nine weeks ended September 28, 1999 versus $12.4 million for the same period of fiscal 1998, an increase of $3.4 million or 27%. As a percentage of total revenues, general and administrative expenses decreased slightly to 6.3% versus 6.4% for the comparable period last year.

DEPRECIATION AND AMORTIZATION EXPENSES

    Depreciation and amortization expenses were $7.9 million for the thirty-nine weeks ended September 28, 1999 versus $6.2 million for the thirty-nine weeks ended September 29, 1998. As a percentage of total revenues, depreciation and amortization expenses were 3.1% for the thirty-nine weeks ended

September 28, 1999 versus 3.2% for the same period of the prior year. The increase of $1.7 million primarily consisted of higher restaurant depreciation expense, which was principally due to the openings of new restaurants.

PREOPENING COSTS

    Incurred preopening costs were $5.4 million for the thirty-nine weeks ended September 28, 1999 compared to $2.7 million for the same period of the prior year. As a percentage of total revenues, preopening costs were 2.1% for the thirty-nine weeks ended September 28, 1999 versus 1.4% for the same period of the prior year. The increase of $2.7 million in preopening costs during the thirty-nine weeks ended September 28, 1999 was principally due to the opening of five restaurants (including Grand Lux Cafe, a new concept) during the thirty-nine weeks ended September 28, 1999, versus three restaurants opened during the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    The following table sets forth a summary of the Company's key liquidity measurements for the thirty-nine weeks ended September 28, 1999 and September 29, 1998.

                                                        THIRTY-NINE WEEKS ENDED
                                                     -----------------------------
                                                     SEPTEMBER 28,   SEPTEMBER 29,
                                                         1999            1998
                                                     -------------   -------------
                                                     (DOLLAR AMOUNTS IN MILLIONS)
Cash and marketable securities on hand, end of
  period...........................................      $53.4           $53.1
Net working capital, end of period.................      $31.2           $30.3
Current ratio, end of period.......................      2.0:1           2.2:1
Long-term debt, end of period......................         --              --
Cash provided by operations........................      $26.8           $21.7
Capital expenditures...............................      $29.1           $21.3

    As of September 28, 1999, the Company's key liquidity measurements were not significantly different compared to September 29, 1998. As of November 5, 1999, there were no borrowings outstanding under the Company's $25 million revolving credit and term loan facility (the "Credit Facility"). The terms of the Credit Facility were amended in April 1998 to provide for, among other things, borrowings under the Credit Facility to bear interest at variable rates based, at the Company's option, on either the prime rate of interest, the lending institution's cost of funds rate plus 0.75%, or the applicable LIBOR rate plus 0.75%. The Credit Facility expires on May 31, 2000. On that date, a maximum of $25 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates. The Credit Facility is not collateralized and requires the Company to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of its operations, with which the Company is currently in compliance.

    The Company currently estimates its total capital expenditure requirement during fiscal 1999 to range between $33-$35 million, excluding approximately $6-$7 million of expected noncapitalizable restaurant preopening costs and net of agreed-upon landlord construction contributions. This estimate contemplates as many as eight new restaurants to be opened during fiscal 1999 (including Grand Lux Cafe-TM- at The Venetian Resort-Hotel-Casino and DisneyQuest-TM- -Chicago) and also provides for an anticipated increase in construction-in-progress disbursements for anticipated fiscal 2000 openings. The Company has historically leased the land and building shells for its restaurant locations and has expended cash for leasehold improvements and furnishings, fixtures and equipment for the locations.

    The Company's primary expansion objective is to increase its total restaurant productive square feet and operating weeks at least 25% during fiscal 1999 and 2000. As of November 5, 1999, there was one restaurant (Mission Viejo, California) under construction for a potential December 1999 opening. Three leases have been signed for potential 2000 openings in San Francisco, California (Macy's at Union Square); Atlanta, Georgia (Perimeter Mall) and West Palm Beach, Florida. Four letters of intent have been executed for other potential locations. Several other potential locations are currently under evaluation.

    Based on its current expansion objectives and opportunities, the Company believes that its cash and short-term investments on hand, coupled with expected cash provided by operations, available borrowings under its Credit Facility and expected landlord construction contributions should be sufficient to finance its planned capital expenditures and other operating activities through fiscal 2000. The Company may seek additional funds to finance its future growth. However, there can be no assurance that such funds will be available when needed or be available on terms acceptable to the Company.

    The Company effected a three-for-two stock split on April 1, 1998. The Company is also authorized to repurchase up to 450,000 shares of its common stock for reissuance upon the exercise of stock options under the Company's current stock option plans. A source of funding for share repurchases will be the proceeds to the Company from the exercise of employee stock options. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by the Company. As of November 5, 1999, the Company had repurchased 295,500 shares at a total cost of approximately $5.7 million. All share repurchases occurred during fiscal years 1998 and 1999.

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

THE COMPANY'S STATE OF READINESS FOR THE YEAR 2000 ISSUE

    During fiscal 1998 and 1999, the Company formulated a plan to address the Year 2000 issue. The Company's Year 2000 plan currently consists of five phases: awareness, assessment, remediation, testing and implementation. The phases of the Year 2000 plan overlap substantially. The Company has established an internal Year 2000 task force, consisting of cross-functional members of its management team, to execute the plan. As of November 5, 1999, the Company has made substantial progress in all phases of the plan and is currently focusing on the testing and implementation phases. Remediation, testing and implementation work for all mission-critical internal systems and processes is currently expected to be completed before the end of fiscal 1999.

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

SUPPLIERS OF MISSION-CRITICAL GOODS AND SERVICES

    The Company has sent a letter and questionnaire to all key suppliers of its goods and services to bring the Year 2000 issue to their attention and to assess their readiness. The task force has identified and prioritized those suppliers which provide mission-critical goods and services to the Company, is currently summarizing their responses to the Company's Year 2000 questionnaire, and expects to continue discussions with them in an attempt to ensure an uninterrupted supply of goods and services and to develop any necessary contingency plans. The Company has received written responses from its suppliers of computerized point-of-sale systems, financial reporting systems, credit card processing services and outside payroll processing services that represent their respective systems to be Year 2000 compliant. However, there are several suppliers who have not yet responded to the Company's letter and questionnaire. All of the Company's efforts in this regard will not necessarily guarantee that events and circumstances outside of the Company's direct influence and control will not adversely impact its operations.

EXPECTED COSTS TO ADDRESS THE YEAR 2000 ISSUE

    As of November 5, 1999, the Company does not believe that the costs related to the execution of its Year 2000 plan will be material to its results of operations, liquidity and financial position. The Company estimates that it has incurred a total cost of less than $100,000 to date with respect to executing its Year 2000 plan. Additional assessment, remediation, testing and implementation costs are currently expected to be less than $200,000 in the aggregate and are expected to be funded by cash flows from operations. This expected cost is based on the Company's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain necessary resources, third-party modification plans and other factors. Any unanticipated failures by critical suppliers, as well as any failure on the part of the Company to successfully execute its own remediation efforts, could materially increase the expected cost of the plan and could lengthen its completion date. As a result, there can be no assurance that these forward-looking statements will be achieved.

RISKS ASSOCIATED WITH THE YEAR 2000 ISSUE

    If any mission-critical computer systems have been inadvertently overlooked by the Company in the assessment, remediation, testing or implementation phases of its Year 2000 plan, or if any of the Company's internal computer systems are not successfully remediated, there could be a material adverse effect on the Company's results of operations, liquidity and financial condition of a magnitude which the Company has not yet been able to fully analyze. Additionally, the Company has not yet been assured that the computer systems of all of its key suppliers will be Year 2000 compliant in a timely manner or that all of the computer systems of third parties with which the Company's computer systems exchange data will also be compliant. If the Company's suppliers of mission-critical goods and services, including providers of necessary energy, telecommunications and transportation requirements, fail to provide the Company with the raw materials and services necessary to predictably execute its operations, such failures could have a material adverse impact on the Company's results of operations, liquidity and financial position.

CONTINGENCY PLANS

    The Company is in the final stages of developing an operational contingency plan to address any perceived unavoidable Year 2000 issues in both the restaurants and bakery production facility. These contingency plans involve, among other things, arranging for alternative suppliers where available and practical in the circumstances; establishing back-up manual systems to process certain critical business transactions in the event of the failure of automated systems; ensuring that reasonable levels of critical food and supply inventories are on hand; and adjusting work schedules for certain critical personnel to ensure their availability during the final week of fiscal 1999 and the first week of fiscal 2000. Although the Company expects to have the plan substantially completed by the end of November 1999, modifications to the plan will likely continue through the remainder of fiscal 1999 and into fiscal 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to its $25 million revolving credit and term loan facility (the "Credit Facility"). There were no borrowings outstanding under the Credit Facility during the thirty-nine weeks ended September 28, 1999. Borrowings under the Credit Facility bear interest at variable rates based on either the prime rate of interest, the lending institution's cost of funds plus 0.75% or LIBOR plus 0.75%. A hypothetical 1% interest rate change would not have a material impact on the Company's results of operations.

    A change in market prices also exposes the Company to market risk related to its investments in marketable securities. As of September 28, 1999, the Company held $28.1 million in marketable securities. A hypothetical 10% decline in the market value of those securities would result in a $2.8 million unrealized pretax loss. This hypothetical decline would not affect cash flow from operations and would not have an impact on net income until the securities were disposed of.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:
       27.1 Financial Data Schedule

    (b) Reports on Form 8-K. None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               THE CHEESECAKE FACTORY INCORPORATED

                                               By:                /s/ DAVID M. OVERTON
                                                    ------------------------------------------------
                                                                    David M. Overton
                                                            CHAIRMAN OF THE BOARD, PRESIDENT
                                                               AND CHIEF EXECUTIVE OFFICER
Date: November 11, 1999

                                               By:               /s/ GERALD W. DEITCHLE
                                                    ------------------------------------------------
                                                                   Gerald W. Deitchle
                                                              EXECUTIVE VICE PRESIDENT AND
                                                                 CHIEF FINANCIAL OFFICER