Form 10-K405
period 1999-12-28
CHEESECAKE FACTORY INCORPORATED
filed 2000-03-27
CIK 887596

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 1999
                         COMMISSION FILE NUMBER 0-20574
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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 2000 was $604,620,633.

    As of March 20, 2000, 20,337,538 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates information by reference from the definitive proxy statement for the 2000 Annual Meeting of Stockholders to be held on May 30, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    CERTAIN STATEMENTS IN THIS FORM 10-K WHICH ARE NOT HISTORICAL FACTS MAY CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY AND ITS SUBSIDIARIES TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY FORWARD-LOOKING STATEMENTS. SUCH RISKS, UNCERTAINTIES, AND OTHER FACTORS INCLUDE, BUT ARE NOT LIMITED TO: CHANGES IN GENERAL ECONOMIC CONDITIONS WHICH AFFECT CONSUMER SPENDING FOR RESTAURANT DINING OCCASIONS; INCREASING COMPETITION IN THE UPSCALE CASUAL DINING SEGMENT OF THE RESTAURANT INDUSTRY; ADVERSE WEATHER CONDITIONS WHICH IMPACT CUSTOMER TRAFFIC AT THE COMPANY'S RESTAURANTS IN GENERAL AND WHICH CAUSE THE TEMPORARY UNDERUTILIZATION OF OUTDOOR PATIO SEATING AVAILABLE AT SEVERAL OF THE COMPANY'S RESTAURANTS; VARIOUS FACTORS WHICH INCREASE THE COST TO DEVELOP OR DELAY THE DEVELOPMENT AND OPENING OF THE COMPANY'S NEW, HIGHLY CUSTOMIZED RESTAURANTS; CHANGES IN THE AVAILABILITY OR COST OF RAW MATERIALS, MANAGEMENT AND HOURLY LABOR, OR OTHER RESOURCES NECESSARY TO SUCCESSFULLY OPERATE THE COMPANY'S RESTAURANTS AND BAKERY PRODUCTION FACILITY; THE COMPANY'S ABILITY TO RAISE PRICES SUFFICIENTLY TO OFFSET COST INCREASES; THE SUCCESS OF STRATEGIC AND OPERATING INITIATIVES, INCLUDING NEW RESTAURANT CONCEPTS AND NEW BAKERY PRODUCTS; DEPTH OF MANAGEMENT; ADVERSE PUBLICITY ABOUT THE COMPANY, ITS RESTAURANTS OR BAKERY PRODUCTS; THE COMPANY'S DEPENDENCE ON A SINGLE BAKERY PRODUCTION FACILITY; THE COMPANY'S ABILITY TO OBTAIN AND RETAIN THIRD-PARTY CUSTOMERS FOR ITS BAKERY OPERATIONS; CHANGES IN TIMING AND/OR SCOPE OF THE PURCHASING PLANS OF THIRD-PARTY BAKERY CUSTOMERS WHICH CAUSE FLUCTUATIONS IN THIRD-PARTY BAKERY SALES AND THE COMPANY'S CONSOLIDATED OPERATING RESULTS; THE RATE OF GROWTH OF GENERAL AND ADMINISTRATIVE EXPENSES ASSOCIATED WITH BUILDING A STRENGTHENED CORPORATE INFRASTRUCTURE TO SUPPORT THE COMPANY'S GROWING OPERATIONS; RELATIONS BETWEEN THE COMPANY AND ITS EMPLOYEES; THE AVAILABILITY, AMOUNT, TYPE, AND COST OF CAPITAL FOR THE COMPANY AND THE DEPLOYMENT OF SUCH CAPITAL; CHANGES IN, OR ANY FAILURE TO COMPLY WITH, GOVERNMENTAL REGULATIONS; THE REVALUATION OF ANY OF THE COMPANY'S ASSETS; THE AMOUNT OF, AND ANY CHANGES TO, TAX RATES; AND OTHER FACTORS REFERENCED IN THIS FORM 10-K.

ITEM 1: BUSINESS

GENERAL

    As of March 20, 2000, the Company operated 34 upscale, full-service, casual dining restaurants under The Cheesecake Factory-Registered Trademark- name in California, Colorado, Florida, Georgia, Illinois, Maryland, Massachusetts, Missouri, Nevada, New York, Ohio, Rhode Island, Texas and Washington, DC. The Company also operated Grand Lux Cafe-Registered Trademark-, an upscale casual dining restaurant located in the Venetian Resort-Hotel-Casino in Las Vegas, Nevada; two self-service, limited menu "express" foodservice operations under The Cheesecake Factory Express-Registered Trademark- name inside the DisneyQuest-TM- family entertainment centers in Orlando, Florida and Chicago, Illinois; and a bakery production facility. The Company also licensed three bakery cafes under The Cheesecake Factory name to another foodservice operator.

    The Company's full-service Cheesecake Factory restaurants offer over 200 menu items including appetizers, pizza, seafood, steaks, chicken, burgers, pasta, specialty items, salads, sandwiches, omelets and desserts including approximately 40 varieties of cheesecake and other baked desserts. In contrast to many chain restaurant operations, substantially all menu items (except desserts manufactured by the Company's bakery production facility) are prepared on the restaurant premises using high quality, fresh ingredients based on innovative and proprietary recipes. The Company believes its restaurants are recognized by consumers for offering exceptional value with generous food portions at moderate prices. The Company's restaurants possess a distinctive, contemporary design and decor that creates a high-energy ambiance in a casual setting. The Company's full-service Cheesecake Factory restaurants currently range in size from 5,400 to 17,300 interior square feet, provide full liquor service and are generally open seven days a week for lunch and dinner, including Sunday brunch. Restaurant sales represented 92.2%, 91.8% and 90.8% of the Company's total revenues for fiscal 1999, 1998 and 1997, respectively.

    The Company believes its ability to select suitable locations and operate successful restaurants, coupled with the continuing popularity of its restaurant concept with consumers, is reflected in its average food and beverage sales per restaurant which management believes are among the highest of any publicly-held restaurant company. Average sales per full-service restaurant open for the full year were approximately $10.3 million, $10.1 million and $9.8 million for fiscal 1999, 1998 and 1997, respectively. Since each of the Company's restaurants has a customized layout and differs in size (measured in square feet), management believes the most effective method to measure sales productivity is by square foot. Average sales per productive square foot (defined as interior plus patio square feet, seasonally adjusted) for full-service restaurants open for the full year were approximately $942, $907 and $881 for fiscal 1999, 1998 and 1997, respectively.

    The Company intends to continue developing full-service restaurants in high profile locations within densely populated areas. During fiscal 1999, the Company opened six full-service restaurants under The Cheesecake Factory name; the first Grand Lux Cafe at the Venetian Resort-Hotel-Casino; and a self-service, limited menu foodservice "express" operation under The Cheesecake Factory Express name inside the second DisneyQuest-TM- family entertainment concept located in Chicago, Illinois. The Company's primary restaurant expansion objective is to increase its total restaurant productive square feet at least 25% during each of fiscal 2000 and 2001. The Company opened one restaurant during the first quarter of fiscal 2000 and currently expects to open as many as eight additional restaurants during the remainder of fiscal 2000. As of March 20, 2000, seven leases and several letters of intent have been signed for potential restaurant openings during fiscal 2000 and 2001.

    The Company's operations originated in 1972 as a producer and distributor of high quality cheesecakes and other baked desserts. The Company's first restaurant opened in Beverly Hills, California in 1978 for the primary purpose of promoting the sale of cheesecakes and other baked desserts to other foodservice operators and distributors ("third party" sales). Although the Company's restaurant operations have grown substantially during recent years, the Company continues to focus on increasing branded and private-label sales of bakery products to third parties in order to leverage its brand identity with consumers and to take advantage of excess bakery production capacity. Third-party bakery sales represented 7.8%, 8.2% and 9.2% of the Company's total revenues for fiscal 1999, 1998 and 1997, respectively.

    The Company's principal business strategy is to develop and operate full-service Cheesecake Factory restaurants on a national scale, supported by its bakery production operations. The Company's competitive positioning is focused on offering consumers broad selections of high quality food and bakery products at exceptional values in distinctive settings with superior customer service. In addition to expanding its full-service restaurants, the Company plans to selectively pursue other opportunities to leverage the competitive strengths of its restaurant and bakery operations, which may include new restaurant concepts and new bakery product lines and distribution channels. In order to facilitate its expansion strategy, the Company plans to continue building its operating and corporate support infrastructure to focus on the achievement of optimal leverage and efficiencies in all of its operations.

    The Company was incorporated as a Delaware corporation in February 1992 to succeed to the restaurant and bakery business of its predecessors operating under The Cheesecake Factory name. The Company's initial public offering of common stock was completed in September 1992. The executive offices of the Company are located at 26950 Agoura Road, Calabasas Hills, California 91301, and its telephone number is (818) 871-3000. The Company's internet site can be accessed at www.thecheesecakefactory.com.

COMPETITIVE POSITIONING

    The key elements of the Company's competitive positioning are as follows:

    EXTENSIVE, CREATIVE AND CONTEMPORARY MENU AND BAKERY PRODUCT OFFERINGS. The Company's restaurants offer over 200 items, including appetizers, pizza, seafood, steaks, chicken, burgers, pasta, specialty items, salads, sandwiches, and omelets. The menu is generally updated twice each year to respond to changing consumer dining preferences and trends. The Company's bakery production facility produces over 50 varieties of quality cheesecake and other baked desserts, of which approximately 40 varieties are offered at any one time in the Company's restaurants.

    HIGH QUALITY PRODUCTS. Substantially all menu items (except the desserts manufactured at the Company's bakery production facility) are prepared on the restaurant premises using high quality, fresh ingredients based on innovative and proprietary recipes. The Company uses high quality dairy and other raw ingredients in its bakery products.

    EXCEPTIONAL VALUE. The Company believes its restaurants are recognized by consumers for offering exceptional value with generous food portions at moderate price points. The average check per restaurant guest, including beverages and desserts, was approximately $15.00 for fiscal 1999.

    SUPERIOR SERVICE. The Company's goal is to consistently meet or exceed the expectations of every restaurant guest in all facets of the dining experience. Management believes that its restaurant-level employee recruitment, selection, training and incentive programs allow the Company to attract and retain qualified employees who are motivated to provide consistent excellence in customer service.

    FLEXIBLE KITCHEN CAPABILITIES AND OPERATING SYSTEMS. The Company's restaurants have been strategically designed with sufficient capacity, equipment and operating systems to allow for the successful preparation and delivery of an extensive, contemporary and flexible menu which requires multiple food preparation and cooking methods executed simultaneously.

    DISTINCTIVE RESTAURANT DESIGN AND DECOR. The Company's restaurants have a distinctive contemporary design and decor that creates a high-energy ambiance in a casual setting. Whenever possible, outdoor patio seating is also incorporated in the design of the restaurants, thus allowing for additional restaurant capacity (weather permitting) at a relatively low occupancy cost per seat.

    HIGH PROFILE RESTAURANT LOCATIONS AND FLEXIBLE SITE LAYOUTS. The Company locates its restaurants in high profile locations within densely populated areas with a balanced mix of residences, businesses, shopping and entertainment outlets. In contrast to many "theme" restaurant operations that rely heavily on tourist traffic, the Company's restaurants principally rely on the visit frequency and loyalty of consumers who work, reside or shop near each of its restaurants. The design of the Company's restaurants is flexible to accommodate a wide variety of urban and suburban site layouts, including multi-level locations.

    COMMITMENT TO SELECTING, TRAINING, REWARDING, AND RETAINING HIGH QUALITY EMPLOYEES. The Company believes its employee recruitment and selection criteria are among the most rigorous in the restaurant industry. By providing extensive training and innovative compensation programs, the Company believes its employees develop a sense of personal commitment to its core values and culture of customer service. Management believes these programs have resulted in employee turnover rates which are generally lower than average for the restaurant industry.

THE CHEESECAKE FACTORY RESTAURANT CONCEPT AND MENU

    The Company strives to provide a distinctive dining experience at good value by offering an extensive, original and evolving menu in an upscale, high energy casual setting with efficient, attentive and friendly service. As a result, the Company's restaurants appeal to a diverse customer base. The Cheesecake

Factory's extensive menu enables it to compete for substantially all dining preferences and occasions, including the mid-afternoon and late-night dayparts which are traditionally weaker dayparts for most chain restaurant operations. The Company's restaurants are not open for breakfast, but do offer Sunday brunch. All of the Company's restaurants are open seven days a week. All items on the menu, including approximately 40 varieties of cheesecake and other quality baked desserts, may be purchased for off-premise consumption, representing approximately 10% of total restaurant sales.

    The Company's menu currently consists of approximately 19 pages and features approximately 200 items including appetizers, pizza, seafood, steaks, chicken, burgers, specialty items, pastas, salads, sandwiches and omelets. Examples of menu offerings include Tex-Mex Eggrolls, Roadside Sliders, Crusted Chicken Romano, Shrimp Scampi, Cajun Jambalaya Pasta, Santa Fe Salad, Orange Chicken and Caribbean Steak. Menu items (except those desserts manufactured at the Company's bakery production facility) are prepared daily on the restaurant premises with high quality, fresh ingredients using innovative and proprietary recipes. The Company considers the extensive selection of items on its menu to be an important factor in the differentiation of its restaurants from its competitors. Menu entrees range in price from approximately $5.95 to $21.95. Appetizers range in price from $3.00 to $8.95, and desserts range from $3.95 to $6.95. The average check per customer at the Company's restaurants, including beverages and desserts was approximately $15.00 and $14.63 for fiscal 1999 and 1998, respectively.

    One of the Company's competitive strengths is its ability to anticipate consumer dining and taste preferences and adapt its menu to the latest trends in food consumption. The Company develops new menu items to keep pace with changing consumer tastes and preferences and regularly updates its ingredients and cooking methods to improve the quality and consistency of its food offerings. Generally every six months, the Company reviews the appeal and pricing of all of its menu items and either updates or replaces 10 to 20 of the items. All new menu items are tested and selected based on uniqueness, sales popularity, ease of preparation and profitability.

    The ability of the Company to create, promote and attractively display its unique line of baked desserts is also important to the competitive positioning and financial success of the Company's restaurants. The Company believes that its brand identity and reputation for offering high quality desserts results in a higher percentage of dessert sales relative to that of most chain restaurant operators. Dessert sales represented approximately 15% of total restaurant sales for both fiscal 1999 and 1998.

    Each restaurant maintains a full-service bar where appetizers or the full menu may also be purchased. The sale of alcoholic beverages represented approximately 13% and 14% of total restaurant sales for fiscal 1999 and 1998, respectively. Management believes the majority of alcoholic beverage sales occur with meal purchases.

    The Company places significant emphasis on the unique interior design and decor of its restaurants which results in a higher investment per square foot of restaurant space than is typical for the industry. However, each of the Company's restaurants has historically generated annual sales per square foot that is also typically higher than other competitors in the industry. The Company believes its stylish design and decor package contribute to the distinctive dining experience enjoyed by its customers. Each restaurant features large, open dining areas and a contemporary kitchen design featuring exhibition cooking. Five restaurants offer banquet facilities. Approximately two-thirds of the Company's restaurants offer outdoor patio seating (weather permitting), and three of the Company's restaurants overlook waterfronts which complement the overall dining experience. The table and seating layouts of the Company's restaurants are flexible, permitting tables and seats to be easily rearranged to accommodate large groups or parties, thus permitting more effective utilization of seating capacity. See "Restaurant Sales and Investment Characteristics."

RESTAURANT LOCATIONS AND SITE SELECTION

    As of March 20, 2000, the Company operated 34 upscale, full-service casual dining restaurants under The Cheesecake Factory name in 13 states and the District of Columbia. The Company also operated Grand Lux Cafe at the Venetian-Resort-Hotel-Casino in Las Vegas, Nevada and two self-service, limited menu "express" operations at DisneyQuest-TM--Orlando and Chicago. The Company also licensed three bakery cafes under The Cheesecake Factory name to another foodservice operator. The following table sets forth information with respect to the restaurant locations operated by the Company:

                         EXISTING RESTAURANT LOCATIONS

                                                         APPROXIMATE     APPROXIMATE
                                             OPENING       INTERIOR       INTERIOR
RESTAURANT LOCATION                            YEAR     SQUARE FEET(1)    SEATS(2)
-------------------                          --------   --------------   -----------
Beverly Hills, CA..........................   1978           5,400             160
Marina del Rey, CA.........................   1983           6,000             195
Redondo Beach, CA..........................   1988          14,000(3)          500
Woodland Hills, CA.........................   1989          10,500             323
Washington, DC.............................   1991          12,500             410
Newport Beach, CA..........................   1993           9,500             252
Brentwood, CA..............................   1993           7,000             200
Atlanta, GA................................   1993          14,000             446
North Bethesda, MD.........................   1994           9,900             265
Coconut Grove, FL..........................   1994           6,100             193
Boca Raton, FL.............................   1995          15,800             426
Chicago, IL................................   1995          15,600             430
Houston, TX................................   1995          12,500             336
Boston, MA.................................   1995          10,600             292
Skokie, IL.................................   1996          17,300             439
Baltimore, MD..............................   1996           7,200             258
Kansas City, MO............................   1996          12,800             264
Pasadena, CA...............................   1997           8,000             212
Denver, CO.................................   1997          11,500             280
Westbury, NY...............................   1997          12,700             350
Las Vegas, NV (Forum Shops)................   1997          11,500             375
Cambridge, MA..............................   1997           9,600             275
Miami, FL..................................   1997          10,000             312
Aventura, FL...............................   1998          10,500             285
Orlando, FL (DisneyQuest-TM-)..............   1998           8,900             150
Irvine, CA.................................   1998           7,500             182
Dallas, TX.................................   1998          10,000             292
Sunrise, FL................................   1998           9,200             260
San Diego, CA..............................   1999           8,800             252
Thousand Oaks, CA..........................   1999           6,500             180
Las Vegas, NV (Grand Lux Cafe).............   1999          19,100             550
Chicago, IL (DisneyQuest-TM-)..............   1999           6,300             105
Columbus, OH...............................   1999          10,700             292
Boulder, CO................................   1999           8,000             222
Providence, RI.............................   1999           9,400             329
Mission Viejo, CA..........................   1999           8,500             208
San Francisco, CA..........................   2000          11,000             280
                                                           -------          ------
  Total....................................                384,400          10,780
                                                           =======          ======

------------------------

(1) Excludes outside patio area, if applicable.

(2) Average seats, including bar and banquet facilities. Excludes outdoor patio seating of approximately 22 at Beverly Hills, 256 at Marina del Rey, 125 at Redondo Beach, 92 at Woodland Hills, 112 at Brentwood, 138 at Atlanta, 80 at Chicago, 40 at Boston, 132 at Baltimore, 125 at Kansas City, 80 at Denver, 40 at Cambridge, 68 at Aventura, 62 at Irvine, 32 at Dallas, 120 at Sunrise, 110 at San Diego, 65 at Thousand Oaks, 46 at Boulder, 79 at Mission Viejo, and 105 at San Francisco. Outdoor patio seating is typically available, weather permitting, in the Southern California and South Florida locations during most of each year and during the spring and summer seasons for the other locations.

(3) Excludes approximately 7,000 square feet of dedicated banquet space.

    While the Company's restaurants typically share common interior decor elements, the layouts of the restaurants differ to accommodate different types of buildings and different square feet of available space. Restaurants have been opened both as freestanding structures and as components of existing shopping malls, entertainment centers and office complexes, and are located in both urban and suburban areas.

    The Company believes the locations of its restaurants are critical to its long-term success and devotes significant time and resources to analyzing each prospective site. Since The Cheesecake Factory concept can be executed within a wide range of restaurant sizes and site types, management can be highly selective in choosing suitable locations. In general, the Company prefers to open its restaurants at high profile sites within larger metropolitan areas with dense population and above-average household incomes. In addition to carefully analyzing demographic information for each prospective site, management considers other factors such as visibility, traffic patterns and general accessibility; the availability of suitable parking; the proximity of residences and shopping areas, office parks and tourist attractions; the degree of competition within the site's trade area; and the general availability of restaurant-level employees. In contrast to many "theme" restaurant operations that rely heavily on tourist traffic, the Company's restaurants principally rely on the visit frequency and loyalty of consumers who work, reside or shop in each of its trade areas.

    Management believes the relatively high and consistent sales productivity of its restaurants provide opportunities to obtain suitable leasing terms from landlords, including contributions toward restaurant development and construction costs in many cases. Due to the uniquely flexible and customized nature of its restaurant operations and the complex design, construction and preopening processes for each new location, the Company's lease negotiation and restaurant development timeframes vary from location to location and can be subject to unforeseen delays. The entire development process ranges from six to eighteen months after lease signing, depending on the timing of the delivery of the leased building shell from the landlord to the Company.

    As a result of the highly customized and operationally complex nature of the Company's restaurants, the restaurant preopening process is extensive and costly relative to that of most chain restaurant operations. Effective with fiscal 1998, the definition of preopening costs was modified to include only those non-capitalizable, incremental out-of-pocket costs that are directly related to the openings of new restaurants. Preopening costs include, but are not limited to: costs to relocate and compensate restaurant management employees prior to opening; costs to recruit and train hourly restaurant employees; and costs for "mock" service activities prior to opening. Preopening costs will vary from location to location depending on a number of factors, which include the proximity of existing Company restaurants; the size and physical layout of each location; the relative difficulty of the restaurant staffing process; and travel and lodging costs for the corporate opening team and support staff. The direct preopening cost for a 10,000 square foot, single-story restaurant in an established Company market averages approximately $600,000. During fiscal 1998, the Company elected early adoption of AICPA Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which requires most business entities to expense preopening costs as they are incurred.

    The timing and number of new restaurants actually opened by the Company will depend on a number of factors including, but not limited to: the availability of suitable locations and leases for such locations; the availability of suitable financing to develop the restaurants; the Company's ability to obtain all necessary governmental licenses and permits to operate the restaurants; the Company's ability to successfully manage the development and preopening processes for each restaurant; the availability of suitable restaurant management and hourly employees; and general economic conditions.

EXPANSION STRATEGY

    The Company plans to continue to expand its restaurant operations principally through the opening of additional upscale, casual dining restaurants under The Cheesecake Factory name. The Company also plans to take advantage of opportunities to leverage both its brand and its operational strengths in other venues. The following table sets forth information with respect to future full-service Cheesecake Factory locations under development as of March 20, 2000 for which leases have been signed:

                     FUTURE RESTAURANTS WITH SIGNED LEASES

                                                                      APPROXIMATE
                                                                       INTERIOR
LOCATION                                     POTENTIAL OPENING DATE   SQUARE FEET
--------                                     ----------------------   -----------
Atlanta, Georgia...........................  Second Quarter 2000          9,900
Scottsdale, Arizona........................  Third Quarter 2000          10,000
Indianapolis, Indiana......................  Third Quarter 2000          11,000
Hackensack, New Jersey.....................  Fourth Quarter 2000         10,000
Schaumburg, Illinois.......................  Fourth Quarter 2000         10,200
West Palm Beach, Florida...................  Fourth Quarter 2000          8,500
Sherman Oaks, California...................  Second Quarter 2001          9,500

    The Company is currently negotiating leases for potential future locations. From time to time, management will evaluate opportunities to acquire and convert other restaurant locations to The Cheesecake Factory concept. However, the Company currently has no understandings, binding commitments (other than the signed leases set forth in the table above) or agreements to acquire or convert any other restaurant locations to its concepts.

    The Company developed a bakery cafe format during fiscal 1997 to extend The Cheesecake Factory brand and provide a potential additional source of sales and operating leverage for its bakery production facility. As of March 20, 2000, there were three licensed bakery cafe outlets in operation which range in size from 250 to 2,000 square feet and feature many of the Company's unique desserts and a limited selection of beverages, sandwiches and salads in a self-service format. The first bakery cafe opened in July 1997 in the Ontario Mills shopping mall complex near Los Angeles, followed by the opening of two kiosk-type outlets in August 1997 located in the Ronald Reagan National Airport in Washington, DC. A third licensed bakery cafe opened at the MacArthur Center in Norfolk, Virginia in August 1999. All bakery cafes are operated by Host Marriott Services Corporation under licensing agreements with the Company. The Company will continue to evaluate the development potential of the bakery cafe. As of March 20, 2000, the Company has no binding commitments to license any future bakery cafes.

    The Cheesecake Factory Express is currently the exclusive foodservice operator for the two DisneyQuest-TM- family entertainment centers located in Orlando, Florida and Chicago, Illinois. DisneyQuest features innovative, interactive technologies together with Disney characters to create an entertainment adventure for families and guests of all ages. The Company's foodservice operation in DisneyQuest consists of a limited selection of The Cheesecake Factory's quality menu items and desserts in a self-service format at an average check of approximately $7.50 per guest. As of March 20, 2000, the Company has no binding commitments to develop and operate any additional "express" operations.

    Grand Lux Cafe, the Company's upscale casual dining restaurant created for the Venetian Resort-Hotel-Casino in Las Vegas, Nevada opened in May 1999. Open 24 hours a day, seven days a week, Grand Lux Cafe offers a creative, high quality selection of breakfast fare, appetizers, seafood, steaks, chicken, burgers, specialty items, pastas, salads, sandwiches, omelets and desserts. The Company intends to further refine the menu and operations of Grand Lux Cafe during fiscal 2000 and may consider opening one or two additional locations outside of the Las Vegas market during fiscal 2001.

RESTAURANT SALES AND INVESTMENT CHARACTERISTICS

    Since each of the Company's restaurants has a customized layout and differs in size (measured in square feet), management believes the most effective method to measure the unit economics of the concept is by square foot. Average sales per productive square foot for full-service Cheesecake Factory restaurants open during the entire period were $942, $907 and $881 for fiscal 1999, 1998 and 1997, respectively. The Company currently leases the land and building shell for each of its restaurants, but is required to expend cash for leasehold improvements and furnishings, fixtures and equipment which is targeted, on average, from $375 to $425 per square foot (excluding preopening costs). The Company seeks to obtain construction contributions from its landlords that, if obtained, usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by the Company or a combination thereof. While the Company has been generally successful in obtaining landlord construction contributions in the past, there can be no assurance that such contributions will be available in similar amounts, if at all, for every potential location the Company seeks to develop into a new restaurant. On average, the Company targets a minimum 2.5 to 1 sales-to-cash investment ratio and a 50% cash-on-cash return when evaluating potential restaurant locations. If a potential restaurant location is selected for acquisition and development by the Company, the actual performance of the location, may differ from its originally targeted performance.

RESTAURANT OPERATIONS AND MANAGEMENT

    The Company's ability to successfully and correctly execute a high quality, complex menu and effectively manage high volume restaurants is critical to its overall success. Detailed operating procedures, standards, controls, food line management systems, and cooking methods and processes have been implemented at the Company's restaurants to accommodate its extensive menu and relatively high sales productivity. However, the successful day-to-day operation of the Company's restaurants remains critically dependent on the quality, ability, dedication and enthusiasm of the general manager, executive kitchen manager and all other management and hourly employees working at each restaurant.

    Excluding The Cheesecake Factory restaurant located at the Forum Shops in Las Vegas and Grand Lux Cafe (which are both open 365 days a year), the Company's restaurants are open every day of the year except Thanksgiving and Christmas. Hours of operation are generally from 11:00 a.m. to 11:00 p.m., except for Sunday when the restaurants open at 10:00 a.m. for brunch. Additionally, most restaurants remain open past midnight on weekends. Outdoor patio seating is available (weather permitting) at approximately two-thirds of the Company's restaurants.

    Management believes the relatively high average sales volume and popularity of its restaurants with consumers allow the Company to attract and retain higher quality, experienced restaurant-level management and other operational personnel. Management also believes the Company's restaurants have experienced a lower level of employee turnover than the restaurant industry in general. Each full-service restaurant is typically staffed with one general manager, one executive kitchen manager and from six to twelve additional management personnel, depending on the sales volume of each restaurant. On average, general managers possess at least five years of experience with the Company and typically have at least five additional years of management experience with other foodservice operators. All restaurant management personnel complete an extensive training program during which they receive both classroom and on-the-job instruction in food quality and preparation, customer service, alcoholic beverage service, liquor liability avoidance, financial management and cost controls, risk management and human relations. Restaurant managers are also provided with detailed manuals covering food and beverage standards and the proper operation of the Company's restaurants. Management is committed to operational excellence in every component of its restaurant operations.

    Efficient, attentive and friendly guest service is integral to the Company's overall concept and brand identity. Each restaurant is staffed, on average, with approximately 200 hourly employees. The Company requires each hourly employee to participate in a formal training program for their respective position in the restaurant. For example, new servers at each restaurant currently participate in approximately three weeks of training during which the server works under the supervision of restaurant management. Management strives to instill enthusiasm and dedication in its employees and regularly solicits suggestions concerning restaurant operations and all aspects of its business.

    The success of the Company will continue to be highly dependent upon its ability to attract, develop and retain qualified employees who are capable of successfully managing high volume restaurants and consistently executing the Company's extensive and complex menu. The availability and retention of qualified restaurant management employees continues to be a significant industry-wide issue facing chain restaurant operators. To enable it to more effectively compete for and retain the highest quality restaurant management personnel available, the Company adopted in fiscal 1997 an innovative and comprehensive compensation program for its restaurant general managers and executive kitchen managers. Each participant in the program receives a competitive base salary and has the opportunity to earn an annual cash bonus (calculated and paid quarterly) based on the performance of his or her restaurant. Participating restaurant general managers also are eligible to utilize a company-leased vehicle, for which all nonbusiness use thereof is valued and added to the participants' taxable income pursuant to income tax regulations. A longer-term capital accumulation opportunity, based principally on stock options, is also available to participating restaurant general managers and executive kitchen managers which is dependent upon the participants' extended service to the Company in their respective positions (at least five years) and their achievement of certain agreed-upon performance objectives during that five-year period.

    Each restaurant general manager reports to an area director of operations, who typically supervises the operations of five to seven restaurants, depending upon geographical and management experience considerations. In turn, each area director of operations currently reports to the senior vice president for restaurant operations. The restaurant field supervision organization also includes area kitchen operations and performance development professionals, who are responsible for managing new restaurant openings and training for all operational employees. As the Company opens new restaurants, its field supervision and performance development resources will also expand appropriately.

    The Company maintains financial and accounting controls in its restaurants through the use of a point-of-sale (POS) cash register and personal computer system in each location. The POS and personal computer system provides restaurant management with daily and weekly information regarding sales, cash receipts, inventory, food and beverage costs, labor costs and other controllable operating expenses. Each restaurant also has an onsite accounting technician who assists in the accumulation and processing of accounting and other administrative information. During fiscal 1999, the Company completed a review of various POS systems available in the marketplace which incorporate the latest technological advancements for such systems. A new POS system will be tested in one restaurant during fiscal 2000. Depending on the results of the test, the Company may consider installing the new POS system in all new restaurants and may also consider a gradual replacement of its current POS system in existing restaurants over time.

BAKERY OPERATIONS

    The Company originated in 1972 as a producer and distributor of high quality cheesecakes and other baked desserts. The creation, production and marketing of quality cheesecakes and other baked desserts remain a cornerstone of the Company's brand identity. At its state-of-the-art bakery production facility, the Company produces approximately 50 varieties of cheesecake based on the Company's proprietary recipes. Some of the Company's popular cheesecakes include the Original Cheesecake, White Chocolate Raspberry Truffle-Registered Trademark-, Chocolate Peanut Butter Cookie-Dough, Kahlua Almond Fudge, Dutch Apple Caramel Streusel, Fresh Strawberry and Triple Chocolate Brownie Truffle-Registered Trademark-. Other popular baked desserts include chocolate fudge cake, carrot cake, blackout cake and apple dumplings. In the aggregate, the bakery production facility currently produces approximately 600 product SKUs.

    The commissary role of the Company's bakery operations is to produce innovative, high quality cheesecakes and other baked desserts for sale at the Company's restaurants. Dessert sales represented approximately 15% of the Company's total restaurant sales for both fiscal 1999 and 1998 and are important to restaurant-level profitability. The Company also markets its cheesecakes and other baked products on a wholesale basis to third-party customers. Approximately 70% to 75% of the bakery's production is currently devoted to third-party foodservice wholesalers and retailers. The remaining 25% to 30% of production is devoted to supplying the Company's restaurants. Cheesecakes and other items produced for third-party accounts are marketed under The Cheesecake Factory name as well as private labels. Current large-account customers include warehouse club operators, institutional foodservice marketers and distributors, supermarkets, and other restaurant and foodservice operators. Sales to warehouse club operators represented approximately 57% and 63% of total third-party bakery sales for fiscal 1999 and 1998, respectively. The Company's bakery products are delivered daily to customers in the Southern California area by the bakery's delivery vehicles, and are shipped throughout the United States by common carrier. The Company also contracts with an outside fulfillment company to process mail order sales. Frozen bakery products are also shipped internationally.

    As a result of the Company's growth plans and the ultimate capacity constraints of its former bakery production facility, the Company substantially completed the construction of a new 60,000 square foot bakery production facility and corporate center in Calabasas Hills, California during fiscal 1995, of which approximately 45,000 square feet is currently devoted to bakery production. The new production facility was fully commissioned from an engineering and operational perspective in October 1996 at a total cost of approximately $18.6 million. The Company currently owns the land, building and all of the equipment at the production facility. During fiscal 1999, the facility operated at approximately 50% of its practical capacity. By the end of fiscal 2000, the Company believes that its capacity utilization rate could increase to approximately 60% on a run-rate basis, based on the Company's expected production plan for the year.

ADVERTISING AND PROMOTION

    The Company competes in the upscale, casual dining segment of the restaurant industry. This segment is generally positioned between easily-replicated casual dining operations and highly customized, expensive "fine dining" operations. Management believes the Company's commitment to providing consistent, exceptional value to consumers in an upscale casual dining environment continues to be the most effective approach to attracting and retaining customers. Accordingly, the Company has historically focused its resources on consistently meeting and exceeding customer expectations and has relied primarily on high profile locations and "word of mouth" advertising to attract and retain customers. The Company would consider more traditional forms of advertising if the need arose. During fiscal 1999, the Company's expenditures for advertising were less than 1% of total revenues.

    Management believes that its commitment to delivering exceptional value to its customers has enabled newer restaurants to benefit from the name recognition and reputation for quality developed by existing restaurants. From time to time, the Company participates in local promotional activities of a community service nature in each of its restaurant trade areas. With respect to its bakery operations, the Company currently maintains a full-time staff of four salespeople and two product development professionals. Additionally, outside foodservice brokers are utilized from time to time for certain bakery products and distribution channels.

PURCHASING AND DISTRIBUTION

    The Company strives to obtain quality menu ingredients, raw materials and other supplies and services for its operations from reliable sources at competitive prices. Management continually researches and evaluates various ingredients and products in an effort to maintain high quality and to be responsive to changing consumer tastes. Other than for cheesecakes and other baked products, the Company's restaurants do not utilize a central food commissary. Substantially all menu items are prepared from scratch using fresh ingredients. In order to maximize purchasing efficiencies and to provide for the freshest ingredients for its menu items while obtaining the lowest possible prices for the required quality and consistency, each restaurant's management determines the quantities of food and supplies required and orders the items from local and regional suppliers on terms negotiated by each restaurant's management or by the Company's centralized purchasing staff. Management believes that all essential food and beverage products are available from several qualified suppliers in all cities in which its operations are located. Most food and supply items are delivered daily to the Company's restaurants by independent foodservice distributors, including the largest foodservice distributor in North America.

COMPETITION

    The restaurant industry is highly competitive. There are a substantial number of restaurant operations that compete directly and indirectly with the Company, many of which have significantly greater financial resources, higher revenues and greater economies of scale. The restaurant business is often affected by changes in consumer tastes and discretionary spending patterns; national and regional economic conditions; demographic trends; the cost and availability of raw materials and labor; purchasing power; governmental regulations and local competitive factors. Any change in these factors could adversely affect the Company's restaurant operations. Multi-unit foodservice operations such as those of the Company can also be substantially affected by adverse publicity resulting from food quality, illness, injury, health concerns or operating issues stemming from a single restaurant or, with respect to the Company's bakery operations, a single production run of bakery products. The Company attempts to manage these factors, but the occurrence of any one of these factors could cause the entire Company to be adversely affected. With regard to the Company's bakery operations, competition within the premium baked dessert market has historically been regional and fragmented. However, overall competition within that market remains intense. The Company believes that its restaurant and bakery operations compete favorably with consumers on the critical attributes of quality, variety, taste, service, consistency and overall value.

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

    The Company is subject to "dram-shop" statutes in most of the states in which it has operations, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance that it believes is consistent with coverage carried by other entities in the restaurant industry. Even though the Company is covered by general liability insurance, a judgment against the Company under a "dram-shop" statute in excess of the Company's liability coverage could have a material adverse effect on its operations.

    Various federal and state labor laws govern the Company's relationship with its employees, including such matters as minimum wage and citizenship requirements, overtime, safety and other working conditions. Significant additional government-imposed increases in minimum wages, paid leaves of absence and mandated health benefits, or increased tax reporting and tax payment requirements for Company employees who receive gratuities could be detrimental to the profitability of the Company's restaurants and bakery operations. Even though the Company carries employment practices insurance, a judgment against the Company in excess of its coverage limitations could have a material adverse effect on its operations. Management is not aware of any environmental regulations that have had a material effect on the operations of the Company to date.

EMPLOYEES

    As of March 20, 2000, the Company employed approximately 7,952 persons of which approximately 7,507 employees worked in the Company's restaurants, approximately 331 worked in the Company's bakery operations and approximately 114 employees worked in the Company's corporate center and restaurant field supervision organization. None of the Company's employees are currently covered by collective bargaining agreements, and the Company has never experienced an organized work stoppage, strike or labor dispute. The Company believes its working conditions and compensation packages are generally comparable with those offered by its competitors and considers overall relations with its employees to be favorable.

TRADEMARKS

    The Company has registered, among other marks, "The Cheesecake Factory", "Grand Lux Cafe", "The Cheesecake Factory Bakery", "The Cheesecake Factory Express", and "The Cheesecake Factory Bakery Cafe" as trademarks with the United States Patent and Trademark Office. Additional trademark applications are pending. The Company regards its trademarks as having substantial value and as being important factors in the marketing of its restaurants and bakery products. The Company has registered or has pending applications to register one or more of its trademarks in more than 70 foreign countries, although there can be no assurance that its name and marks are registerable in every country for which registration is being sought.

EXECUTIVE OFFICERS

    David Overton, age 53, co-founded the Company's predecessor in 1972 with his parents. He has served as the Company's Chairman of the Board, President and Chief Executive Officer since the Company was incorporated in February 1992.

    Gerald W. Deitchle, age 48, joined the Company as Senior Vice President, Finance and Administration and Chief Financial Officer in July 1995. He was named Executive Vice President and Chief Financial Officer in March 1997. From September 1984 to June 1995, Mr. Deitchle was employed by Long John Silver's Restaurants, Inc. and its predecessor company in various executive and financial management positions.

    Linda J. Candioty, age 45, joined the Company's predecessor in 1977 and currently serves as Executive Vice President and Secretary.

    Debby R. Zurzolo, age 43, joined the Company as Senior Vice President and General Counsel in April 1999. From 1982 until joining the Company, Ms. Zurzolo practiced law at Greenberg Glusker Fields Claman & Machtinger LLP in Los Angeles, California. As a partner with that firm, Ms. Zurzolo represented the Company on various real estate matters and negotiated several of the Company's restaurant leases.

ITEM 2: PROPERTIES

    All of the Company's 37 existing restaurants are located on leased properties, and the Company has no current plans to own land and buildings for future restaurants. The Company owns substantially all of the fixtures and equipment in its restaurants. Existing restaurant leases have primary terms with expiration dates ranging from August 5, 2003 to September 14, 2019 (excluding existing renewal options). The Company does not anticipate any difficulties renewing its existing leases as they expire; however, there can be no assurance that the Company will be able to renew such leases after the expiration of all remaining renewal options. Leases generally provide for rent based on a percentage of restaurant sales (versus a minimum base rental) and payment of certain lease-related expenses. See Note 6 of the Notes to the Company's Consolidated Financial Statements for information regarding aggregate minimum and percentage rentals paid by the Company for recent periods and information regarding the Company's obligation to pay minimum rentals in future years.

    The Company's corporate center and bakery production facility are located in Calabasas Hills, California in a 60,000 square-foot facility on a 3.3-acre parcel of land. The Company currently owns this entire facility (land, building and equipment) in fee simple.

ITEM 3: LEGAL PROCEEDINGS

    From time to time, lawsuits are filed against the Company in the ordinary course of its business. Such lawsuits typically involve claims from customers and others related to operational issues common to the foodservice industry. A number of such claims may exist at any given time. In addition, the Company also encounters complaints and allegations from current and former employees or others from time to time which are believed to be common for businesses similar to that of the Company's. The Company is currently not a party to any litigation that could have a material adverse effect on the Company's results of operations, liquidity, financial position or its business and is not aware that any such litigation is threatened.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 28, 1999.

                                    PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is listed on the Nasdaq Stock
Market-Registered Trademark- under the symbol CAKE. The following table sets forth, for the periods indicated, the high and low sales prices as reported on the Nasdaq Stock Market.

                                                                HIGH       LOW
                                                              --------   --------
FISCAL 1998
First Quarter...............................................   $22.50     $17.17
Second Quarter..............................................    27.00      18.88
Third Quarter...............................................    25.00      14.25
Fourth Quarter..............................................    30.38      14.63

FISCAL 1999
First Quarter...............................................   $29.75     $19.00
Second Quarter..............................................    30.38      21.38
Third Quarter...............................................    32.88      25.75
Fourth Quarter..............................................    33.50      24.50

    Since its initial public offering in September 1992, the Company has not declared or paid any cash dividends on its common stock. The Company currently intends to retain all earnings for the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. There were 558 holders of record of the Company's common stock at March 20, 2000, and the Company estimates there were approximately 10,895 beneficial stockholders on that date.

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

                                                                         FISCAL YEAR
                                                     ----------------------------------------------------
                                                       1999       1998       1997       1996       1995
                                                     --------   --------   --------   --------   --------
                                                         (IN THOUSANDS, EXCEPT NET INCOME PER SHARE)
INCOME STATEMENT DATA:
Revenues:
  Restaurant sales.................................  $320,450   $243,415   $189,475   $139,715   $ 99,840
  Third-party bakery sales.........................    27,032     21,808     19,114     20,590     17,325
                                                     --------   --------   --------   --------   --------
    Total revenues.................................   347,482    265,223    208,589    160,305    117,165
                                                     --------   --------   --------   --------   --------
Costs and expenses:
  Restaurant cost of sales.........................    82,496     65,480     50,084     38,643     27,357
  Third-party bakery cost of sales.................    12,685     10,626      7,805      8,715      7,027
  Labor expenses...................................   105,796     81,475     64,708     49,075     35,161
  Other operating costs and expenses...............    77,247     60,452     48,320     37,134     26,804
  General and administrative expenses..............    21,266     17,333     10,096      7,238      4,635
  Depreciation and amortization expenses...........    10,913      8,540      6,696      5,350      2,985
  Preopening costs.................................     6,217      3,603      6,646      5,394      2,870
                                                     --------   --------   --------   --------   --------
    Total costs and expenses.......................   316,620    247,509    194,355    151,549    106,839
                                                     --------   --------   --------   --------   --------
Income from operations.............................    30,862     17,714     14,234      8,756     10,326
Interest income, net...............................     2,807      2,955        520        499      1,127
Other income (expense), net........................       555        435        420       (360)       197
                                                     --------   --------   --------   --------   --------
Income before income taxes and cumulative effect of
  change in accounting principle...................    34,224     21,104     15,174      8,895     11,650
Income tax provision...............................    12,492      7,073      5,235      2,983      3,041
                                                     --------   --------   --------   --------   --------
Income before cumulative effect of change in
  accounting principle.............................    21,732     14,031      9,939      5,912      8,609
Cumulative effect of change in accounting
  principle, net of income tax benefit
  of $3,343........................................        --      6,347         --         --         --
                                                     --------   --------   --------   --------   --------
Net income.........................................  $ 21,732   $  7,684   $  9,939   $  5,912   $  8,609
                                                     ========   ========   ========   ========   ========
Net income per share:
Basic:
  Income before cumulative effect of change in
    accounting principle...........................  $   1.08   $   0.70   $   0.59   $   0.36   $   0.53
  Cumulative effect of change in accounting
    principle......................................        --      (0.32)        --         --         --
                                                     --------   --------   --------   --------   --------
  Net income.......................................  $   1.08   $   0.38   $   0.59   $   0.36   $   0.53
                                                     ========   ========   ========   ========   ========
Diluted:
  Income before cumulative effect of change in
    accounting principle...........................  $   1.03   $   0.68   $   0.58   $   0.36   $   0.52
  Cumulative effect of change in accounting
    principle......................................        --      (0.31)        --         --         --
                                                     --------   --------   --------   --------   --------
  Net income.......................................  $   1.03   $   0.37   $   0.58   $   0.36   $   0.52
                                                     ========   ========   ========   ========   ========
Weighted average shares outstanding:
  Basic............................................    20,061     19,984     16,842     16,350     16,203
  Diluted..........................................    21,189     20,572     17,132     16,619     16,557
BALANCE SHEET DATA (AT END OF PERIOD):
Net working capital................................  $ 35,542   $ 30,264   $ 57,123   $  8,757   $ 14,019
Total assets.......................................  $221,785   $185,420   $177,702   $108,155   $ 91,767
Total long-term debt (including current portion)...  $     --   $     --   $     --   $  6,000   $     --
Stockholders' equity...............................  $185,573   $160,291   $152,545   $ 83,512   $ 76,206

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    As of March 20, 2000, the Company operated 34 upscale, high volume, casual dining restaurants under The Cheesecake Factory name; Grand Lux Cafe at the Venetian Resort-Hotel-Casino; two self-service "express" foodservice operations at DisneyQuest-TM- in Orlando and Chicago; and a bakery production facility. The Company's revenues consist of sales from its restaurant operations and sales from its bakery operations to third-party foodservice operators and distributors. Sales and cost of sales are reported separately for restaurant and third-party bakery activity. All other operating cost and expense categories are reported on a combined basis for both restaurant and bakery operations. Comparable restaurant sales include the sales of restaurants open for the full period of each period being compared. New restaurants enter the comparable sales base in their thirteenth month of operations.

    The Company utilizes a 52/53 week fiscal year ending on the Sunday closest to December 31 for financial reporting purposes. Commencing with the start of fiscal 1998, the Company changed its fiscal week and year-end from Sunday to Tuesday to facilitate certain operational efficiencies. Fiscal 1999, 1998 and 1997 each consisted of 52 weeks. Fiscal 2000 will consist of 53 weeks and will end on Tuesday, January 2, 2001.

    The Company elected early adoption of AICPA Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," during fiscal 1998. This accounting standard requires most entities to expense all noncapitalizable start-up and preopening costs as incurred. Consistent with the practice of most casual dining restaurant entities, the Company previously deferred such costs and then amortized them over the twelve-month period following openings. The SOP does not permit the restatement of previously issued financial statements, and does not require the presentation of the pro forma effect of retroactive application. For a discussion of the potential impact of the SOP for future periods, see "Preopening Costs" in this Item 7. In connection with its adoption of the SOP, the Company modified its definition of preopening costs to include only those direct, incremental out-of-pocket costs incurred to open new restaurants which are not otherwise capitalizable. Prior to fiscal 1998, deferred preopening costs (and their related amortization expense) included those costs plus allocated costs for management recruitment and training, as well as allocated costs related to field supervision and corporate support resources which were specifically identifiable to restaurant openings. Effective with fiscal 1998, these allocated costs were reclassified to the general and administrative expense category. For all periods presented in the Consolidated Financial Statements, certain prior year amounts for restaurant cost of sales, labor, other operating costs and expenses, and general and administrative expenses have also been reclassified to further improve their comparability to similar cost and expense categories reported by other restaurant entities.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the Consolidated Statements of Operations of the Company expressed as percentages of total revenues.

                                                                       FISCAL YEAR
                                                              ------------------------------
                                                               1999       1998       1997
                                                               -----      -----      -----
Revenues:
  Restaurant sales..........................................    92.2%      91.8%      90.8%
  Third-party bakery sales..................................     7.8        8.2        9.2
                                                               -----      -----      -----
    Total revenues..........................................   100.0      100.0      100.0
                                                               -----      -----      -----
Costs and expenses:
  Restaurant cost of sales..................................    23.7       24.7       24.0
  Third-party bakery cost of sales..........................     3.7        4.0        3.8
  Labor expenses............................................    30.5       30.7       31.0
  Other operating costs and expenses........................    22.2       22.8       23.2
  General and administrative expenses.......................     6.1        6.5        4.8
  Depreciation and amortization expenses....................     3.1        3.2        3.2
  Preopening costs..........................................     1.8        1.4        3.2
                                                               -----      -----      -----
    Total costs and expenses................................    91.1       93.3       93.2
                                                               -----      -----      -----
Income from operations......................................     8.9        6.7        6.8
Interest income, net........................................     0.8        1.1        0.3
Other income, net...........................................     0.2        0.2        0.2
                                                               -----      -----      -----
Income before income taxes and cumulative effect of change
  in accounting principle...................................     9.9        8.0        7.3
Income tax provision........................................     3.6        2.7        2.5
                                                               -----      -----      -----
Income before cumulative effect of change in accounting
  principle.................................................     6.3        5.3        4.8
Cumulative effect of change in accounting principle, net of
  income tax benefit........................................      --        2.4         --
                                                               -----      -----      -----
Net income..................................................     6.3%       2.9%       4.8%
                                                               =====      =====      =====

FISCAL 1999 COMPARED TO FISCAL 1998

    REVENUES

    Total revenues increased 31% to $347.5 million for fiscal 1999 compared to $265.2 million for fiscal 1998. Restaurant sales increased $77.0 million or 32% to $320.5 million for fiscal 1999 compared to $243.5 million for the prior fiscal year. The $77.0 million increase in restaurant sales for fiscal 1999 consists of the following components: the eight new restaurants opened during fiscal 1999 accounted for approximately $39.6 million or 51% of the increase; noncomparable sales from restaurants opened during fiscal 1998 accounted for approximately $28.3 million or 37% of the increase; and comparable restaurant sales accounted for approximately $9.1 million or 12% of the increase. Restaurant operating weeks increased 29% to 1,661 for fiscal 1999 compared to 1,286 for fiscal 1998. Average sales per restaurant operating week increased to $192,900 for fiscal 1999 compared to $189,300 for the prior fiscal year. Sales for comparable restaurants, which increased 3.8% during fiscal 1999, benefited from an effective menu price increase of approximately 2% which was taken in February 1999.

    Third-party bakery sales increased 24% to $27.0 million for fiscal 1999 versus $21.8 million for the prior fiscal year. Sales to warehouse club operators represented approximately 57% of total third-party bakery sales for fiscal 1999 compared to 63% for fiscal 1998.

    RESTAURANT COST OF SALES

    Restaurant cost of sales increased $17.0 million or 26% to $82.5 million in fiscal 1999 versus $65.5 million in fiscal 1998. This increase was primarily attributable to the 32% increase in restaurant sales in fiscal 1999. As a percentage of restaurant sales, these costs decreased to 25.7% during fiscal 1999 versus 26.9% for fiscal 1998, principally as a result of the impact of menu price increases.

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

    THIRD-PARTY BAKERY COST OF SALES

    Cost of sales for third-party bakery sales, which include ingredient, packaging and production supply costs, were $12.7 million for fiscal 1999 versus $10.6 million for the same period of the prior year. The increase of $2.1 million or 20% was principally attributable to the 24% increase in third-party bakery sales for fiscal 1999. As a percentage of related third-party bakery sales, cost of sales for fiscal 1999 decreased to 46.9% versus 48.7% for fiscal 1998, principally as a result of lower dairy-related commodity costs. The Company's costs for certain of its dairy-related commodities (principally cream cheese, manufacturing cream and butter) increased as much as 50% to 75% during certain weeks of fiscal 1998 when the overall level of such costs rose across the country as a result of unfavorable supply and demand conditions. Since December 1998, the Company's costs for its dairy-related commodities have gradually returned to their historical norms, but remain potentially volatile. There can be no assurance that future costs for these commodities, or any commodities used in the Company's bakery or restaurant operations, will not begin to rise again due to market conditions beyond the Company's control.

    LABOR EXPENSES

    Labor expenses, which include restaurant-level labor costs and bakery direct production labor (including associated fringe benefits), were $105.8 million for fiscal 1999 versus $81.5 million for fiscal 1998, an increase of $24.3 million or 30%. This increase was principally due to the 31% increase in total revenues during fiscal 1999. As a percentage of total revenues, labor expenses decreased slightly to 30.5% compared to 30.7% for fiscal 1998. For new restaurants, labor expenses will typically be higher than normal during the first 90-120 days of operations until each restaurant's staff becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by the Company's restaurants.

    OTHER OPERATING COSTS AND EXPENSES

    Other operating costs and expenses consist of restaurant-level occupancy and other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses. Other operating costs and expenses increased 28% to $77.2 million for fiscal 1999 versus $60.5 million for fiscal 1998. This increase was principally attributable to the 31% increase in total revenues for fiscal 1999. As a percentage of total revenues, other operating costs and expenses decreased slightly to 22.2% for fiscal 1999 versus 22.8% for fiscal 1998, reflecting lower insurance costs and the leveraging of the fixed component of this expense category with higher revenues.

    GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses consist of restaurant support expenses (field supervision, manager recruitment and training, relocation and other related expenses), bakery administrative expenses, and corporate support and governance expenses. General and administrative expenses increased to $21.3 million for fiscal 1999 versus $17.3 million for fiscal 1998, an increase of $4.0 million or 23%. As a percentage of total revenues, general and administrative expenses decreased to 6.1% for fiscal 1999 versus 6.5% for the prior fiscal year.

    During the three years ended with fiscal 1999, the Company made significant investments to strengthen and add capacity to its operational support infrastructure in order to continue its growth plan in a controlled manner. Most of these investments were directly related to supporting the growth and operational execution of the Company's core restaurant and bakery operations. Additional resources were allocated to building the field supervision and training organizations, strengthening the opening teams for new restaurants, recruiting and training additional qualified restaurant management personnel, and improving accounting and information systems. Additionally, the Company aggressively pursued new large-account customers for its third-party bakery operations that required additional investments in bakery support resources. During fiscal 1999, the Company was able to more effectively leverage the investment in its operational support infrastructure with higher sales volumes. The Company plans to continue its efforts to leverage further investments in its operational support infrastructure during fiscal 2000.

    DEPRECIATION AND AMORTIZATION EXPENSES

    Depreciation and amortization expenses increased to $10.9 million for fiscal 1999 versus $8.5 million for fiscal 1998, an increase of $2.4 million or 28%. This increase was principally due to new restaurant openings. As a percentage of total revenues, depreciation and amortization expenses were 3.1% for fiscal 1999 versus 3.2% for fiscal 1998.

    PREOPENING COSTS

    Preopening costs increased to $6.2 million for fiscal 1999 versus $3.6 million for fiscal 1998, an increase of $2.6 million or 72%. The Company opened eight restaurants during fiscal 1999, including Grand Lux Cafe that was an entirely new concept with unusually heavy preopening costs, versus five restaurant openings during fiscal 1998.

    Preopening costs will fluctuate from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant. These fluctuations in preopening costs could be significant. Based on the Company's current growth objectives for fiscal 2000 and 2001, preopening costs for each of those years will likely exceed the respective amount of preopening costs as compared to the prior year. As a result of the highly customized and operationally complex nature of the Company's restaurants, the preopening process is significantly more extensive and costly for the Company relative to that of other chain restaurant operations. Preopening costs will also vary from location to location depending on a number of factors, including (but not limited to) the proximity of other established Company restaurants, the size and physical layout of each location, and the relative difficulty of the restaurant staffing and training process. Additionally, new concepts such as Grand Lux Cafe are expected to incur initial preopening costs that could be significantly higher than preopening costs for established Company restaurant concepts.

FISCAL 1998 COMPARED TO FISCAL 1997

    REVENUES

    Total revenues increased 27% to $265.2 million for fiscal 1998 versus $208.6 million for fiscal 1997. Restaurant sales increased to $243.5 million for fiscal 1998 versus $189.5 million for the prior fiscal year, an increase of $54.0 million or 28%. The $54.0 million increase in restaurant sales for fiscal 1998 consists of the following components: the five new restaurants opened during fiscal 1998 accounted for approximately $11.9 million or 22% of the increase; noncomparable sales from restaurants opened during fiscal 1997 accounted for approximately $37.5 million or 70% of the increase; and comparable restaurant sales accounted for approximately $4.6 million or 8% of the increase. The impact of two additional days for fiscal 1997 has been excluded from all comparable and average sales comparisons included herein. Restaurant operating weeks increased 27% to 1,286 for fiscal 1998 versus 1,013 for fiscal 1997. Average sales per restaurant operating week increased to $189,300 for fiscal 1998 versus $185,700 for the prior fiscal year. Sales for comparable restaurants, which increased 4.0% for fiscal 1998, benefited from menu price increases of approximately 1.5% which were taken during December 1997/January 1998 and again in June/ July 1998.

    Third-party bakery sales increased 14% to $21.8 million for fiscal 1998 versus $19.1 million for the prior fiscal year. This increase was principally attributable to higher sales volumes to warehouse club operators. For fiscal 1998, sales to warehouse club operators represented approximately 63% of total third-party bakery sales.

    RESTAURANT COST OF SALES

    Restaurant cost of sales increased to $65.5 million in fiscal 1998 from $50.1 million in fiscal 1997, an increase of $15.4 million or 31%. This increase was primarily attributable to the 28% increase in restaurant sales in fiscal 1998. As a percentage of restaurant sales, these costs increased slightly to 26.9% during fiscal 1998 versus 26.4% for fiscal 1997 principally as a result of higher costs for produce, poultry and dairy commodities, offset in part by menu price increases.

    THIRD-PARTY BAKERY COST OF SALES

    Cost of sales for third-party bakery sales were $10.6 million for fiscal 1998 versus $7.8 million for the same period of the prior year. The increase of $2.8 million or 36% was attributable to the 14% increase in third-party bakery sales for fiscal 1998, coupled with significantly higher dairy commodity costs. As a percentage of their related third-party bakery sales, cost of sales for fiscal 1998 increased to 48.7% versus 40.8% for fiscal 1997. This increase was primarily due to significantly higher costs for dairy-related commodities.

    LABOR EXPENSES

    Labor expenses were $81.5 million for fiscal 1998 versus $64.7 million for fiscal 1997, an increase of $16.8 million or 26%. This increase was principally due to the 27% increase in total revenues during fiscal 1998. As a percentage of total revenues, labor expenses were 30.7% versus 31.0% for fiscal 1997. The slight decrease in labor as a percentage of total revenues for fiscal 1998 was principally attributable to improved labor productivity at the restaurants and the leveraging of the fixed component of such costs by higher sales volumes.

    OTHER OPERATING COSTS AND EXPENSES

    Other operating costs and expenses increased 25% to $60.5 million for fiscal 1998 versus $48.3 million for fiscal 1997. This increase was principally attributable to the 27% increase in total revenues for fiscal 1998. As a percentage of total revenues, other operating costs and expenses decreased slightly to 22.8% for fiscal 1998 versus 23.2% for fiscal 1997, reflecting lower costs for workers' compensation insurance and the leveraging of the fixed component of this expense category with higher revenues.

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

    PREOPENING COSTS

    As a result of the Company's fiscal 1998 adoption of SOP 98-5, "Reporting on the Costs of Start-Up Activities," the Company modified its definition of preopening costs and expensed those costs as incurred. Refer to the "General" section of this Item 7. Accordingly, incurred preopening costs of $3.6 million reported for fiscal 1998 are not comparable to preopening amortization reported for fiscal 1997 and prior years. The Company opened five restaurants during fiscal 1998 versus six during fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The following table presents, for the periods indicated, a summary of the Company's key liquidity measurements.

                                                                  FISCAL YEAR
                                                         ------------------------------
                                                          1999       1998       1997
                                                          -----      -----      -----
                                                               (DOLLAR AMOUNTS IN
                                                                   MILLIONS)
Cash and marketable securities on hand, end of year....   $55.2      $52.7      $53.6
Net working capital, end of year.......................   $35.5      $30.3      $57.1
Current ratio, end of year.............................   2.1:1      2.2:1      3.7:1
Long-term debt, end of year............................   $  --      $  --      $  --
Cash provided by operations............................   $37.8      $27.0      $11.5
Capital expenditures...................................   $38.6      $28.0      $21.7

    During fiscal 1999, the Company's total amount of cash and marketable securities on hand increased by $2.5 million to $55.2 million as of December 28, 1999 versus $52.7 million as of the end of fiscal 1998. The Company's net working capital position increased by $5.2 million to $35.5 million as of the end of fiscal 1999.

    As of March 20, 2000, there were no borrowings outstanding under the Company's $25 million revolving credit and term loan facility (the "Credit Facility"). The terms of the Credit Facility were amended in March 1998 to provide for, among other things, borrowings under the Credit Facility to bear interest at variable rates based, at the Company's option, on either the prime rate of interest, the lending institution's cost of funds rate plus 0.75%, or the applicable LIBOR rate plus 0.75%. The Credit Facility expires on May 31, 2000. On that date, a maximum of $25 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates. The Credit Facility is not collateralized and requires the Company to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of its operations, with which the Company is currently in compliance. The Company intends to pursue the renewal of the Credit Facility for another two years to provide backup liquidity.

    During fiscal 1999, the Company's total capital expenditures were approximately $38.6 million, most of which were related to its restaurant operations. For fiscal 2000, the Company currently estimates its total capital expenditure requirement to range between $33-$38 million, excluding approximately $7-$8 million of expected noncapitalizable preopening costs and net of agreed-upon landlord construction contributions. This estimate contemplates nine new restaurants to be opened during fiscal 2000 and also provides for an anticipated increase in construction-in-progress disbursements for anticipated fiscal 2001 openings. The Company has historically leased the land and building shells for its restaurant locations and has expended cash for leasehold improvements and furnishings, fixtures and equipment for the locations. As of March 20, 2000, the Company had seven signed leases and several letters of intent for potential new restaurant locations. The Company's primary expansion objective is to increase its total restaurant productive square feet at least 25% during fiscal 2000.

    Based on its current expansion objectives, the Company believes its existing cash and short-term investments on hand, coupled with cash provided by operations, available borrowings under its Credit Facility, and landlord construction contributions (when available) should be sufficient to finance its planned capital expenditures and other operating activities through fiscal 2001. Thereafter, the Company may seek additional funds to finance its future growth. However, there can be no assurance that such funds will be available when needed or be available on terms acceptable to the Company.

    In November 1999, the Company's Board of Directors authorized an increase from 450,000 to 750,000 in the number of shares of its common stock the Company may repurchase for reissuance upon the exercise of stock options under the Company's current stock option plans. A source of funding for share repurchases will be the proceeds to the Company from the exercise of employee stock options. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by the Company. As of March 20, 2000, the Company had repurchased 321,000 shares at a total cost of approximately $6.6 million.

RECENT ACCOUNTING PRONOUNCEMENTS

    The Company elected early adoption of Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," during fiscal 1998. This accounting standard, issued in 1998 by the American Institute of CPAs, requires most entities to expense all start-up and preopening costs as they are incurred. Consistent with the practice of most casual dining restaurant companies, the Company previously deferred such costs and then wrote them off over the twelve-month period following the opening of each restaurant. The early adoption of SOP 98-5 was made retroactive to the first quarter of fiscal 1998. The cumulative effect of this change in accounting principle, net of income tax benefit, was $6.3 million or $0.31 per diluted share and was recorded retroactively to the first quarter of 1998 as a one-time charge. This accounting standard accelerates the Company's recognition of preopening costs but benefits the post-opening results of new restaurants.

    In June 1998, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The new statement will be effective the first quarter of 2001. The Company does not believe the new standard will have a material impact on the Company's results of operations.

IMPACT OF INFLATION AND CHANGES IN THE COSTS OF KEY OPERATING RESOURCES

    The Company's profitability is dependent, among other things, upon its ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, and other supplies and services. Various factors beyond the Company's control, including adverse weather and general marketplace conditions, may affect the availability and cost of food and other raw materials. As a result of unfavorable supply and demand conditions, the Company's cost for dairy-related commodities increased to 4.3% of total revenues for fiscal 1998 compared to 3.4% for fiscal 1997. These costs decreased to 3.7% of total revenues for fiscal 1999; however, there can be no assurance that future costs for these commodities, or any commodities used in the Company's restaurant or bakery operations, will not fluctuate due to market conditions beyond the Company's control. The impact of inflation on food, labor and occupancy costs can significantly affect the Company's operations. Many of the Company's restaurant and bakery employees are paid hourly rates related to the federal minimum wage which increased in 1988, 1991, 1996 and 1997. Proposals are currently pending in Congress to again increase the minimum wage. Additionally, a general shortage in the availability of qualified restaurant management and hourly workers in certain geographical areas in which the Company operates has caused related increases in the costs of recruiting and compensating such employees. Certain operating costs, such as utilities, taxes, insurance and outside services, continue to increase with the general level of inflation.

    While management has been able to react to inflation and other changes in the costs of key operating resources by increasing prices for its menu items and bakery products, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that it will be able to continue to do so in the future. Substantially all of the leases for the Company's restaurants provide for additional rent obligations based on a percentage of sales. As a result, rent expense will absorb a proportionate share of any menu price increases in the restaurants. There can be no assurance that the Company will continue to generate increases in comparable restaurant sales and third-party bakery sales in amounts sufficient to offset inflationary or other cost pressures.

SEASONALITY AND QUARTERLY RESULTS

    The Company's business is subject to seasonal fluctuations. Historically, the Company's highest earnings have occurred in the second and third quarters of the fiscal year, as the Company's sales in its existing restaurants have typically been higher during the second and third quarters of the fiscal year. Approximately one-half of the Company's restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales. The Company's third-party bakery operations are seasonal to the extent that the fourth quarter's sales are typically higher due to holiday business. Additionally, third-party bakery sales comparisons may significantly fluctuate from quarter to quarter due to the timing and scope of large orders of seasonal or promotional bakery products from third-party bakery customers. As a result of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results have been, and in the future are likely to be, significantly impacted by the timing of new restaurant openings and their respective preopening costs.

YEAR 2000 READINESS

    To address the year 2000 issue, the Company began to formulate a plan during fiscal 1998 to assess, remediate and test all mission-critical internal computer systems and processes. The Company's plan also included an assessment of the readiness of key suppliers of mission-critical goods and services to its restaurant and bakery operations. All phases of the Company's year 2000 readiness plan were completed as scheduled. To date, the Company has not experienced any year 2000 issues with respect to its internal computer systems and key suppliers, and did not experience any loss of revenues as a result of the issue. The Company's total costs to address the year 2000 issues were not material, and any additional costs are expected to be minimal. Although the Company has not experienced any year 2000 issues to date and believes that it is unlikely that any such issues will arise in the future, there can be no assurance that unforeseen year 2000 issues will not arise in the future and adversely affect the Company's results of operations, liquidity and financial position.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to its $25 million revolving credit and term loan facility (the "Credit Facility"). There were no borrowings outstanding under the Credit Facility during fiscal 1998, 1999 or fiscal 2000 through March 20, 2000. Borrowings under the Credit Facility bear interest at variable rates based on either the prime rate of interest, the lending institution's cost of funds plus 0.75% or LIBOR plus 0.75%. A hypothetical 1% interest rate change would not have any impact on the Company's results of operations.

    A change in market prices also exposes the Company to market risk related to its investments in marketable securities. As of December 28, 1999, the Company held $31.2 million in available-for-sale marketable securities. A hypothetical 10% decline in the market value of those securities would result in a $3.1 million unrealized loss and a corresponding decline in their fair value. This hypothetical decline would not affect cash flow from operations and would not have an impact on net income until the securities were disposed of.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Financial Statements required to be filed hereunder are set forth on pages 25 through 42 of this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEMS 10, 11, 12 AND 13:

    The information required by Items 10, 11, 12 and 13 is hereby incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 30, 2000 and which will be filed with the Commission within 120 days after the close of the Company's fiscal year.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K

    The following documents are filed as a part of this Report:

    (a) The Financial Statements required to be filed hereunder are listed in the Index to Financial Statements on page 25 of this report.

    (b) The Exhibits required to be filed hereunder are listed in the exhibit index included herein at page 43.

    (c) The Registrant did not file any reports on Form 8-K during the last quarter of its fiscal year ended December 28, 1999.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                NO.
                                                              --------
Report of Independent Accountants...........................     26

Consolidated Balance Sheets as of December 28, 1999 and
  December 29, 1998.........................................     27

Consolidated Statements of Operations for Fiscal Years 1999,
  1998 and 1997.............................................     28

Consolidated Statements of Equity for Fiscal Years 1999,
  1998 and 1997.............................................     29

Consolidated Statements of Cash Flows for Fiscal Years 1999,
  1998 and 1997.............................................     30

Notes to Consolidated Financial Statements..................     31

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of The Cheesecake Factory Incorporated:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, equity and cash flows present fairly, in all material respects, the financial position of The Cheesecake Factory Incorporated and Subsidiaries at December 28, 1999 and December 29, 1998, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for the cost of start-up activities in 1998.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
February 4, 2000

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 28,   DECEMBER 29,
                                                                  1999           1998
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 24,026       $ 17,467
  Investments and marketable securities.....................      21,686         21,596
  Accounts receivable.......................................       5,333          3,473
  Other receivables.........................................       6,760          5,478
  Inventories...............................................       8,121          5,854
  Prepaid expenses..........................................       2,295            826
  Deferred income taxes.....................................         257             --
                                                                --------       --------
    Total current assets....................................      68,478         54,694
                                                                --------       --------
Property and equipment, net.................................     135,512        107,660
                                                                --------       --------
Other assets:
  Marketable securities.....................................       9,524         13,609
  Other receivables.........................................       3,922          5,286
  Trademarks................................................       1,794          1,614
  Other.....................................................       2,555          2,557
                                                                --------       --------
    Total other assets......................................      17,795         23,066
                                                                --------       --------
      Total assets..........................................    $221,785       $185,420
                                                                ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 13,104       $ 11,303
  Income taxes payable......................................       1,973          1,421
  Other accrued expenses....................................      17,859         11,290
  Deferred income taxes.....................................          --            416
                                                                --------       --------
    Total current liabilities...............................      32,936         24,430
                                                                --------       --------
Deferred income taxes.......................................       3,276            699
Commitments and contingencies (Note 6)
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized; none issued and outstanding.................          --             --
  Junior participating cumulative preferred stock, $.01 par
    value, 150,000 shares authorized; none issued and
    outstanding.............................................          --             --
  Common stock, $.01 par value, 30,000,000 shares
    authorized; 20,409,863 and 20,108,102 issued and
    outstanding for 1999 and 1998, respectively.............         204            201
  Additional paid-in capital................................     123,677        117,713
  Retained earnings.........................................      67,612         45,880
  Unrealized loss on available-for-sale securities..........        (115)           (35)
  Treasury stock, 295,500 and 211,000 shares at cost for
    1999 and 1998, respectively.............................      (5,805)        (3,468)
                                                                --------       --------
    Total stockholders' equity..............................     185,573        160,291
                                                                --------       --------
      Total liabilities and stockholders' equity............    $221,785       $185,420
                                                                ========       ========

      See the accompanying notes to the consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       FISCAL YEAR
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenues:
  Restaurant sales..........................................  $320,450   $243,415   $189,475
  Third-party bakery sales..................................    27,032     21,808     19,114
                                                              --------   --------   --------
    Total revenues..........................................   347,482    265,223    208,589
                                                              --------   --------   --------
Costs and expenses:
  Restaurant cost of sales..................................    82,496     65,480     50,084
  Third-party bakery cost of sales..........................    12,685     10,626      7,805
  Labor expenses............................................   105,796     81,475     64,708
  Other operating costs and expenses........................    77,247     60,452     48,320
  General and administrative expenses.......................    21,266     17,333     10,096
  Depreciation and amortization expenses....................    10,913      8,540      6,696
  Preopening costs..........................................     6,217      3,603      6,646
                                                              --------   --------   --------
    Total costs and expenses................................   316,620    247,509    194,355
                                                              --------   --------   --------
Income from operations......................................    30,862     17,714     14,234
Interest income, net........................................     2,807      2,955        520
Other income, net...........................................       555        435        420
                                                              --------   --------   --------
Income before income taxes and cumulative effect of change
  in accounting principle...................................    34,224     21,104     15,174
Income tax provision........................................    12,492      7,073      5,235
                                                              --------   --------   --------
Income before cumulative effect of change in accounting
  principle.................................................    21,732     14,031      9,939
Cumulative effect of change in accounting principle, net of
  income tax benefit of $3,343..............................        --      6,347         --
                                                              --------   --------   --------
Net income..................................................  $ 21,732   $  7,684   $  9,939
                                                              ========   ========   ========

Net income per share:
Basic:
  Income before cumulative effect of change in accounting
    principle...............................................  $   1.08   $   0.70   $   0.59
  Cumulative effect of change in accounting principle.......        --      (0.32)        --
                                                              --------   --------   --------
  Net income................................................  $   1.08   $   0.38   $   0.59
                                                              ========   ========   ========
Diluted:
  Income before cumulative effect of change in accounting
    principle...............................................  $   1.03   $   0.68   $   0.58
  Cumulative effect of change in accounting principle.......        --      (0.31)        --
                                                              --------   --------   --------
  Net income................................................  $   1.03   $   0.37   $   0.58
                                                              ========   ========   ========
Weighted average shares outstanding:
  Basic.....................................................    20,061     19,984     16,842
  Diluted...................................................    21,189     20,572     17,132

      See the accompanying notes to the consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EQUITY

                                 (IN THOUSANDS)

                                                                               UNREALIZED
                                                   ADDITIONAL                GAIN (LOSS) ON
                                         COMMON     PAID-IN     RETAINED   AVAILABLE-FOR-SALE   TREASURY
                                         STOCK      CAPITAL     EARNINGS       SECURITIES        STOCK      TOTAL
                                        --------   ----------   --------   ------------------   --------   --------
Balance, December 29, 1996............    $109      $ 55,264    $28,323          $  (184)       $    --    $ 83,512

Net income............................      --            --      9,939               --             --       9,939
Issuance of common stock pursuant to
  stock option plan, including tax
  benefit.............................       1           323         --               --             --         324
Issuance of common stock pursuant to
  follow-on public offering...........      23        58,598         --               --             --      58,621
Net unrealized gain...................      --            --         --              149             --         149
Three-for-two stock split.............      66            --        (66)              --             --          --
                                          ----      --------    -------          -------        -------    --------
Balance, December 30, 1997............     199       114,185     38,196              (35)            --     152,545

Net income............................      --            --      7,684               --             --       7,684
Issuance of common stock pursuant to
  stock option plan, including tax
  benefit.............................       2         3,528         --               --             --       3,530
Purchase of treasury stock............      --            --         --               --         (3,468)     (3,468)
                                          ----      --------    -------          -------        -------    --------
Balance, December 29, 1998............     201       117,713     45,880              (35)        (3,468)    160,291

Net income............................      --            --     21,732               --             --      21,732
Issuance of common stock pursuant to
  stock option plan, including tax
  benefit.............................       3         5,964         --               --             --       5,967
Net unrealized loss...................      --            --         --              (80)            --         (80)
Purchase of treasury stock............      --            --         --               --         (2,337)     (2,337)
                                          ----      --------    -------          -------        -------    --------
Balance, December 28, 1999............    $204      $123,677    $67,612          $  (115)       $(5,805)   $185,573
                                          ====      ========    =======          =======        =======    ========

      See the accompanying notes to the consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                       FISCAL YEAR
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income................................................  $ 21,732   $  7,684   $  9,939
  Adjustments to reconcile net income to cash provided by
    operating activities:
    Depreciation and amortization...........................    10,913      8,540      6,696
    Cumulative effect of change in accounting principle.....        --      6,347         --
    Preopening amortization.................................        --         --      6,646
    Loss on asset sale......................................        --         --        122
    Loss on available-for-sale securities...................       122          9         64
    Deferred income taxes...................................     1,904     (2,965)     2,447
    Changes in assets and liabilities:
      Accounts receivable...................................    (1,860)    (1,309)       219
      Other receivables.....................................        82      4,198     (7,658)
      Inventories...........................................    (2,267)      (785)      (863)
      Prepaid expenses......................................    (1,469)       137        119
      Deferred preopening costs.............................        --         --     (9,411)
      Trademarks............................................      (248)      (416)    (1,006)
      Other.................................................       (79)      (774)      (504)
      Accounts payable......................................     1,801       (768)     3,162
      Income taxes payable..................................       598      4,097       (168)
      Other accrued expenses................................     6,569      3,039      1,687
                                                              --------   --------   --------
        Cash provided by operating activities...............    37,798     27,034     11,491
                                                              --------   --------   --------
Cash flows from investing activities:
  Additions to property and equipment.......................   (38,616)   (27,966)   (21,703)
  Sales of property and equipment...........................        --         --         47
  Investments in available-for-sale securities..............   (35,763)   (51,774)   (10,605)
  Sales of available-for-sale securities....................    39,510     26,568      2,833
                                                              --------   --------   --------
        Cash used by investing activities...................   (34,869)   (53,172)   (29,428)
                                                              --------   --------   --------
Cash flows from financing activities:
  Net repayments under revolving credit facility............        --         --     (6,000)
  Issuance of common stock..................................         3          2         23
  Proceeds from exercise of employee stock options..........     5,964      3,528        323
  Proceeds from follow-on public offering of common stock...        --         --     58,598
  Purchase of treasury stock................................    (2,337)    (3,468)        --
                                                              --------   --------   --------
        Cash provided by financing activities...............     3,630         62     52,944
                                                              --------   --------   --------
Net change in cash and cash equivalents.....................     6,559    (26,076)    35,007
Cash and cash equivalents at beginning of period............    17,467     43,543      8,536
                                                              --------   --------   --------
Cash and cash equivalents at end of period..................  $ 24,026   $ 17,467   $ 43,543
                                                              ========   ========   ========

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

    FISCAL YEAR:

    The Company utilizes a 52/53 week fiscal year ending on the Sunday closest to December 31 for financial reporting purposes. Commencing with the start of fiscal 1998, the Company changed its fiscal week and year-end from Sunday to Tuesday to facilitate certain operational efficiencies. Fiscal 1999, 1998 and 1997 each consisted of 52 weeks. Fiscal 2000 will consist of 53 weeks and will end on Tuesday, January 2, 2001.

    CASH AND CASH EQUIVALENTS:

    The Company considers all highly liquid investments with an original maturity of three months or less at date of purchase to be cash equivalents.

    INVESTMENTS AND MARKETABLE SECURITIES:

    The Company records investments and marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 establishes accounting and reporting requirements for investments in equity securities that have readily determinable fair values and for all investments in debt securities. All investment securities must be classified as one of the following: held-to-maturity, trading or available-for-sale. Debt securities that the Company expects to hold to maturity are classified as held-to-maturity securities and are reported at their amortized costs. Debt securities that the Company classifies as available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of related tax effect) until realized. Fair value is determined by the most recently traded price of each security at the Company's balance sheet date, plus any accrued interest. Net realized gains or losses are determined on the specific identification cost method. At December 28, 1999 and December 29, 1998, all of the Company's investments and marketable securities were classified in the available-for-sale category.

    ACCOUNTS AND OTHER RECEIVABLES:

    The Company's accounts receivable principally result from credit sales to third-party bakery customers. Other receivables consist of various amounts due from landlords, insurance providers and others in the ordinary course of business.

    CONCENTRATION OF CREDIT RISK:

    Financial instruments which potentially subject the Company to a concentration of credit risk are cash and cash equivalents, investments and marketable securities, and accounts receivable. The Company

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) currently maintains a majority of its day-to-day operating cash balances with two major financial institutions. At times, cash balances may be in excess of FDIC insurance limits. The Company places its temporary excess cash with major financial institutions that, in turn, invest in investment-grade commercial paper and other corporate obligations, certificates of deposit, government obligations and other investments and marketable securities. The Company's investment policy limits the amount of exposure to any one financial institution or investment. With respect to marketable securities, the net unrealized loss on the Company's investment portfolio as of December 28, 1999 and December 29, 1998 has been reported (net of tax effect) as a separate component within the stockholders' equity section of the Consolidated Balance Sheet. Concentration of credit risk for accounts receivable is considered by the Company to be minimal as a result of the large number of third-party bakery customers, as well as the payment histories and general financial condition of the larger third-party bakery customers.

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

Land improvements.....................................  25 years
Buildings.............................................  30 years
Leasehold improvements................................  Primary term of lease
Restaurant fixtures and equipment.....................  10 years
Bakery equipment......................................  15 years
Automotive equipment..................................  5 years
Computer equipment....................................  3 years

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

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    NET INCOME PER SHARE:

    In accordance with the provisions of SFAS No. 128, "Earnings Per Share", basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method.

    RECENT ACCOUNTING PRONOUNCEMENTS:

    During fiscal 1998, the Company elected early adoption of AICPA Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This accounting standard requires most entities to expense all start-up and preopening costs as they are incurred. Consistent with the practice of most casual dining restaurant companies, the Company previously deferred such costs and then wrote them off over the twelve-month period following the opening of each restaurant. Restatement of previously issued financial statements was not permitted by SOP 98-5 and entities were not required to report the pro forma effects of the retroactive application of the accounting standard.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. This statement will be effective the first quarter of 2001. The Company does not believe that the new standard will have a material impact on the Company's financial statements.

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

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    ADVERTISING COSTS:

    Advertising costs are expensed as incurred. Advertising expenses for the fiscal years 1999, 1998 and 1997 were insignificant.

2. INVESTMENTS AND MARKETABLE SECURITIES:

    Investments and marketable securities consisted of (in thousands):

                                                                     BALANCE
                                                       UNREALIZED     SHEET
CLASSIFICATION                   COST     FAIR VALUE   GAIN/(LOSS)    AMOUNT              MATURITY
--------------                 --------   ----------   -----------   --------   -----------------------------
AT DECEMBER 28, 1999:
Current assets:
Available-for-sale
  securities:
  Corporate debt
    securities...............  $21,029      $20,940       $(89)      $20,940    March 2000 to December 2000
  U.S. Treasury securities...      748          746         (2)          746    August 2000
                               -------      -------       ----       -------
    Total....................  $21,777      $21,686       $(91)      $21,686
                               =======      =======       ====       =======
Other assets:
Available-for-sale
  securities:
  Corporate debt                                                                January 2001 to
    securities...............  $ 8,458      $ 8,387       $(71)      $ 8,387    December 2001
  U.S. Treasury securities...    1,152        1,137        (16)        1,137    December 2000 to April 2001
                               -------      -------       ----       -------
      Total..................  $ 9,610      $ 9,524       $(87)      $ 9,524
                               =======      =======       ====       =======
AT DECEMBER 29, 1998:
Current assets:
Available-for-sale
  securities:
  Corporate debt                                                                January 1999 to
    securities...............  $21,590      $21,596       $  6       $21,596    December 1999
                               =======      =======       ====       =======
Other assets:
Available-for-sale
  securities:
  Equity securities..........  $ 1,010      $   956       $(54)      $   956    No maturity dates
  Corporate debt
    securities...............   11,911       11,902         (9)       11,902    June 2000 to December 2033
  U.S. Treasury securities...      753          751         (2)          751    November 2000
                               -------      -------       ----       -------
    Total....................  $13,674      $13,609       $(65)      $13,609
                               =======      =======       ====       =======

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

3. OTHER RECEIVABLES:

    Other receivables consisted of (in thousands):

                                              DECEMBER 28, 1999    DECEMBER 29, 1998
                                              ------------------   ------------------
Tenant improvement allowances from
  landlords.................................        $ 9,550              $ 9,518
Accrued income on investments...............            622                  483
Other.......................................            510                  763
                                                    -------              -------
Total other receivables.....................         10,682               10,764
Less: current portion.......................         (6,760)              (5,478)
                                                    -------              -------
Other receivables...........................        $ 3,922              $ 5,286
                                                    =======              =======

4. INVENTORIES:

    Inventories consisted of (in thousands):

                                              DECEMBER 28, 1999    DECEMBER 29, 1998
                                              ------------------   ------------------
Restaurant food and supplies................        $5,142               $4,043
Bakery raw materials........................         1,605                1,076
Bakery finished goods.......................         1,374                  735
                                                    ------               ------
Total.......................................        $8,121               $5,854
                                                    ======               ======

    The amounts for restaurant food and supplies as of December 28, 1999 and December 29, 1998 include $2.3 million and $1.9 million, respectively, for certain smallware inventories in the restaurants.

5. PROPERTY AND EQUIPMENT:

    Property and equipment consisted of (in thousands):

                                              DECEMBER 28, 1999    DECEMBER 29, 1998
                                              ------------------   ------------------
Land and related improvements...............       $  1,394             $  1,227
Building....................................          6,464                6,464
Fixtures and equipment......................         63,217               48,673
Leasehold improvements......................         94,339               69,556
Computer equipment..........................          1,483                1,084
Automotive equipment........................            390                  390
Construction in progress....................          9,403               10,679
                                                   --------             --------
Property and equipment, total...............        176,690              138,073
Less: accumulated depreciation and
  amortization..............................        (41,178)             (30,413)
                                                   --------             --------
Property and equipment, net.................       $135,512             $107,660
                                                   ========             ========

    Repair and maintenance expenses for fiscal 1999, 1998 and 1997 were $2.8 million, $2.3 million and $2.2 million, respectively.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

6. COMMITMENTS AND CONTINGENCIES:

    The Company leases all its restaurant locations under operating leases, with primary terms ranging from 10 to 20 years. The restaurant leases include land and building shells, require contingent rent above the minimum lease payments based on a percentage of sales ranging from 3.5% to 8%, and require various expenses incidental to the use of the property. Most leases have renewal options. Management has always exercised its renewal options in the past. The Company also leases certain restaurant and bakery equipment under operating lease agreements.

    The aggregate minimum annual lease payments under operating leases (including those for seven restaurants with executed leases as of December 28, 1999 that are planned for fiscal 2000 or 2001 openings) are as follows (in thousands):

2000........................................................  $ 11,510
2001........................................................    12,838
2002........................................................    13,028
2003........................................................    12,313
2004........................................................    12,198
Thereafter..................................................   131,789
                                                              --------
  Total minimum lease commitments...........................  $193,676
                                                              ========

    Rent expenses charged to operations on all operating leases were as follows (in thousands):

                                               FISCAL 1999   FISCAL 1998   FISCAL 1997
                                               -----------   -----------   -----------
Base rent....................................    $ 9,384       $ 7,334       $ 5,289
Contingent rent..............................      9,079         7,303         5,853
Other charges................................      4,135         3,535         2,093
                                                 -------       -------       -------
  Total......................................    $22,598       $18,172       $13,235
                                                 =======       =======       =======

    With respect to seven restaurants with executed leases as of December 28, 1999 that are currently planned for openings in fiscal 2000 and 2001, the Company has estimated construction commitments (leasehold improvements and fixtures and equipment), net of agreed-upon landlord construction contributions, totaling approximately $19 million.

    From time to time, lawsuits are filed against the Company in the ordinary course of its business. Such lawsuits typically involve claims from customers and others related to operational issues common to the foodservice industry. A number of such claims may exist at any given time. In addition, the Company also encounters complaints and allegations from current and former employees or others from time to time which are believed to be common for businesses similar to that of the Company's. The Company is currently not a party to any litigation that could have a material adverse effect on the Company's results of operations, liquidity, financial position or its business and is not aware that any such litigation is threatened.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

7. INCOME TAXES:

    The provision for income taxes consisted of the following (in thousands):

                                               FISCAL 1999   FISCAL 1998   FISCAL 1997
                                               -----------   -----------   -----------
Income before income taxes and cumulative
  effect of change in accounting principle...    $34,224       $21,104       $15,174
Cumulative effect of change in accounting
  principle..................................         --        (9,690)           --
                                                 -------       -------       -------
Income before income taxes...................    $34,224       $11,414       $15,174
                                                 =======       =======       =======

Income tax provision:
Current:
  Federal....................................    $ 8,385       $ 5,132       $ 2,831
  State......................................      2,203         1,563           703
                                                 -------       -------       -------
    Total current............................     10,588         6,695         3,534
Deferred.....................................      1,904           378         1,701
                                                 -------       -------       -------
Provision before cumulative effect of change
  in accounting principle....................     12,492         7,073         5,235
Benefit (deferred provision) from cumulative
  effect of change in accounting principle...         --        (3,343)           --
                                                 -------       -------       -------
    Total....................................    $12,492       $ 3,730       $ 5,235
                                                 =======       =======       =======

    The following is a reconciliation between the U.S. federal statutory rate and the effective tax rate:

                                               FISCAL 1999   FISCAL 1998   FISCAL 1997
                                               -----------   -----------   -----------
Tax at U.S. federal statutory rate...........     35.0%         35.0%         34.0%
State and district income taxes net of
  federal income tax benefit.................      5.2           4.6           5.9
FICA tip credit and research credits.........     (2.5)         (6.4)         (4.6)
Municipal bond income, dividends received
  deduction and other........................     (1.2)         (0.5)         (0.8)
                                                  ----          ----          ----
Effective tax rate...........................     36.5%         32.7%         34.5%
                                                  ====          ====          ====

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

7. INCOME TAXES: (CONTINUED)
    The temporary differences which give rise to deferred income tax assets and liabilities are as follows (in thousands):

                                              DECEMBER 28, 1999   DECEMBER 29, 1998
                                              -----------------   -----------------
Current deferred tax asset/(liability):
State tax current provision.................       $   399             $  (480)
Other, net..................................          (142)                 64
                                                   -------             -------
Total.......................................       $   257             $  (416)
                                                   =======             =======

Noncurrent deferred tax asset/(liability):
Property and equipment......................       $(2,948)            $(5,053)
Accrued rent................................        (1,272)              2,566
Tax credit carryforwards....................           640               1,689
Capital losses..............................           277                 272
Other, net..................................            27                (173)
                                                   -------             -------
Total.......................................       $(3,276)            $  (699)
                                                   =======             =======

8. LONG-TERM DEBT:

    The Company maintains a $25 million revolving credit and term loan facility (the "Credit Facility") with a major financial institution. As of December 28, 1999 and December 29, 1998, there were no borrowings outstanding under the Credit Facility. The terms of the Credit Facility were amended in March 1998 to provide for, among other things, borrowings under the Credit Facility to bear interest at variable rates based, at the Company's option, on either the prime rate of interest, the lending institution's cost of funds rate plus 0.75% or the applicable LIBOR rate plus 0.75%. The Credit Facility expires on May 31, 2000. On that date, a maximum of $25 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates. The Credit Facility is not collateralized and requires the Company to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of its operations, with which the Company is currently in compliance.

9. STOCKHOLDERS' EQUITY:

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

    The Company is also authorized to repurchase up to 750,000 shares of its common stock for reissuance upon the exercise of stock options under the Company's current stock option plans. A source of funding for share repurchases will be the proceeds to the Company from the exercise of stock options. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by the Company. As of December 28, 1999, the Company had repurchased 295,500 shares at a total cost of $5.8 million.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

10. ADOPTION OF STATEMENT OF POSITION 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES":

    The Company elected early adoption of Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," during fiscal 1998. This accounting standard, issued in 1998 by the American Institute of CPAs, requires most entities to expense all start-up and preopening costs as they are incurred. Consistent with the practice of most casual dining restaurant companies, the Company previously deferred such costs and then wrote them off over the twelve-month period following the opening of each restaurant. The early adoption of SOP 98-5 was made retroactive to the first quarter of fiscal 1998. The cumulative effect of this change in accounting principle, net of income tax benefit, was $6.3 million or $0.31 per diluted share and was recorded retroactively to the first quarter of 1998 as a one-time charge. This accounting standard accelerates the Company's recognition of preopening costs but benefits the post-opening results of new restaurants.

11. STOCK OPTIONS:

    The Board of Directors has authorized the Company to grant options to certain employees and outside directors to acquire a total of 4,746,750 shares of common stock, pursuant to the terms of the Company's employee and non-employee director stock option plans. Options are granted at market value on the date of the grant, generally vest at 20% per year, and become exercisable provided the Company meets or exceeds certain performance standards. The options generally expire ten years from the date of grant. During fiscal 1999, 1998 and 1997, the Board of Directors and stockholders authorized the Company to grant an additional 1,650,000 shares of common stock under the Company's non-employee director and employee stock option plans. Transactions during fiscal 1999, 1998 and 1997 under the option plans were as follows:

                                              FISCAL 1999   FISCAL 1998   FISCAL 1997
                                              -----------   -----------   -----------
Options outstanding at start of year........   1,897,814     1,656,975     1,210,875
Options granted.............................   1,685,900       501,000       637,425
Options exercised...........................    (301,761)     (215,011)      (33,900)
Options cancelled...........................    (139,200)      (45,150)     (157,425)
                                               ---------     ---------     ---------
Options outstanding at end of year..........   3,142,753     1,897,814     1,656,975
                                               =========     =========     =========
Options exercisable at end of year..........     767,550       571,462       518,100
Options available for grant at end of
  year......................................     481,038     1,432,237       688,087

    Weighted average option exercise price information for the fiscal years 1999, 1998 and 1997 were as follows:

                                               FISCAL 1999   FISCAL 1998   FISCAL 1997
                                               -----------   -----------   -----------
Options outstanding at start of year.........    $14.92        $13.39        $12.97
Options granted..............................    $20.80        $18.84        $14.14
Options exercised............................    $15.02        $12.01        $ 9.53
Options cancelled............................    $18.28        $15.46        $13.91
Options outstanding at end of year...........    $17.92        $14.92        $13.39

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

11. STOCK OPTIONS: (CONTINUED)
    The following table sets forth information with respect to fixed stock options as of December 28, 1999:

                                   OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                        -----------------------------------------   ----------------------------
                          AMOUNT                         WEIGHTED     AMOUNT
                        OUTSTANDING   WEIGHTED AVERAGE   AVERAGE    EXERCISABLE      WEIGHTED
      RANGE OF             AS OF         REMAINING       EXERCISE      AS OF         AVERAGE
   EXERCISE PRICES       12/28/99     CONTRACTUAL LIFE    PRICE      12/28/99     EXERCISE PRICE
---------------------   -----------   ----------------   --------   -----------   --------------
    $ 8.89-$12.08          407,200    4.75 years          $10.37      334,000         $ 9.99
    $12.17-$14.33          438,225    6.69                $13.73      199,500         $13.89
    $14.50-$17.67          267,078    6.69                $16.42      122,850         $16.79
    $17.92-$17.92          672,450    3.08                $17.92           --         $   --
    $18.00-$18.67          314,650    8.03                $18.05       54,350         $18.08
    $18.92-$21.56          582,250    8.87                $20.46       34,350         $19.13
    $22.06-$27.00          383,400    9.59                $25.74       22,500         $22.91
    $27.06-$28.75           67,500    9.62                $27.58           --         $   --
    $29.88-$29.88            5,000    9.59                $29.88           --         $   --
    $31.38-$31.38            5,000    9.51                $31.38           --         $   --
                         ---------                                    -------
    $ 8.89-$31.38        3,142,753    6.63                $17.92      767,550         $13.45
                         =========                                    =======

    The Company has adopted the "disclosure only" provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and will continue to use the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the Company's stock option plans. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except net income per share):

                                               FISCAL 1999   FISCAL 1998   FISCAL 1997
                                               -----------   -----------   -----------
Net income, as reported......................    $21,732       $7,684        $9,939
Net income, pro forma........................    $17,521       $4,535        $7,287
Basic net income per share, as reported......    $  1.08       $ 0.38        $ 0.59
Basic net income per share, pro forma........    $  0.87       $ 0.23        $ 0.43
Diluted net income per share, as reported....    $  1.03       $ 0.37        $ 0.58
Diluted net income per share, pro forma......    $  0.83       $ 0.22        $ 0.43

    The fair value of each option issued in fiscal 1999, 1998 and 1997 is estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for each respective year:
(a) no dividend yield on the Company's stock, (b) expected volatility of the Company's stock of 49.9%, 49.6% and 47.3%, (c) a risk free interest rate of 4.88%, 5.78% and 6.31%, and (d) expected option lives of seven years.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

12. OTHER SUPPLEMENTAL DATA:

    Other accrued expenses consisted of (in thousands):

                                              DECEMBER 28, 1999   DECEMBER 29, 1998
                                              -----------------   -----------------
Salaries and wages..........................       $ 5,093             $ 2,315
Payroll and sales taxes.....................         1,850               2,116
Rent and related expenses...................         1,679               1,357
Compensated absences........................         2,057               1,677
Gift certificates...........................         3,202               1,698
Medical insurance...........................           757                  --
Other.......................................         3,221               2,127
                                                   -------             -------
Total.......................................       $17,859             $11,290
                                                   =======             =======

13. SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Supplemental cash flow disclosures consisted of (in thousands):

                                               FISCAL 1999   FISCAL 1998   FISCAL 1997
                                               -----------   -----------   -----------
Interest paid................................    $   44        $   24        $  543
                                                 ======        ======        ======
Income taxes paid............................    $8,675        $4,994        $2,987
                                                 ======        ======        ======

14. EMPLOYEE BENEFIT PLANS:

    During fiscal 1998, the Company established a defined contribution benefit plan (the "401(k) Plan") in accordance with section 401(k) of the Internal Revenue Code. The 401(k) Plan is open to all employees who meet certain compensation and eligibility requirements. The 401(k) Plan allows participating employees to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options. The Company matches a certain percentage of the employee contributions to the 401(k) Plan and also pays for administrative expenses, neither of which were significant amounts during fiscal 1999 and 1998.

    Effective October 1999, the Company adopted an Executive Savings Plan (the "ESP"). The ESP is a nonqualified deferred compensation plan for highly compensated Company employees as defined in the ESP and who are otherwise ineligible for participation in the Company's 401(k) plan. The ESP allows participating executives to defer the receipt of up to 15% of their salaries and 100% of their eligible bonuses. Non-employee directors can also participate in the ESP and defer the receipt of their fees. The Company matches 1% of the first 4% of annual salaries deferred by participating employees and also pays for administrative expenses, neither of which were significant amounts during fiscal 1999. The Company's match vests 25% annually beginning with the end of the employee's second year of participation in the ESP. Employee deferrals and the Company match are deposited into a "rabbi" trust established by the Company, and the funds are generally invested in individual variable life insurance contracts owned by the Company which are specifically designed to informally fund savings plans of this nature.

    Effective May 1999, the Company adopted a self-insured medical benefits plan for its employees. The Company has purchased stop-loss coverage in order to limit its exposure to any significant medical claims. Self-insured losses are accrued based upon the Company's estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and the

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

14. EMPLOYEE BENEFIT PLANS: (CONTINUED)
Company's historical experience. The amount of accrued liabilities for self-insured losses included in other accrued expenses for fiscal 1999 were $757,000.

15. STOCKHOLDER RIGHTS PLAN:

    During fiscal 1998, the Company's Board of Directors adopted a stockholder rights plan (the "Rights Plan"). The Rights Plan provides for the distribution to stockholders of one right to purchase a unit equal to 1/100 of a share of a newly created series of junior participating cumulative preferred stock. The rights are evidenced by the Company's common stock certificates and automatically trade with its common stock. The rights are not exercisable unless a person or group acquires (or commences a tender or exchange offer or announces an intention to acquire) 15% or more of the Company's common stock without the approval of the Board of Directors. When declared exercisable, holders of the rights (other than the acquiring person or group) would have the right to purchase units of junior participating cumulative preferred stock having a market value equal to two times the exercise price of each right, which is $110. Additionally, if the Company is thereafter merged into another entity, or more than 50% of its consolidated assets or earning power is sold or transferred, holders of the rights will be entitled to buy common stock of the acquiring person or group equal to two times the exercise price of each right. The rights expire on August 4, 2008, unless redeemed earlier by the Company.

16. QUARTERLY FINANCIAL DATA (UNAUDITED):

    Summarized unaudited quarterly financial data (in thousands, except net income per share) for fiscal 1999 and 1998 was as follows:

QUARTER ENDED:                       MARCH 30, 1999   JUNE 29, 1999   SEPTEMBER 28, 1999   DECEMBER 28, 1999
--------------                       --------------   -------------   ------------------   -----------------
Total revenues.....................     $74,824          $85,767            $91,854             $95,037
Income from operations.............     $ 5,033          $ 7,416            $ 8,332             $10,081
Net income.........................     $ 3,619          $ 5,272            $ 5,823             $ 7,018
Diluted net income per share.......     $  0.18          $  0.25            $  0.27             $  0.33

QUARTER ENDED:                     MARCH 31, 1998(A)   JUNE 30, 1998   SEPTEMBER 29, 1998   DECEMBER 29, 1998
--------------                     -----------------   -------------   ------------------   -----------------
Total revenues...................       $59,501           $64,273            $68,577             $72,872
Income from operations...........       $ 4,659           $ 4,500            $ 4,749             $ 3,806
Net income (loss)................       $(2,743)          $ 3,515            $ 3,897             $ 3,015
Diluted net income (loss) per
  share(b).......................       $ (0.13)          $  0.17            $  0.19             $  0.15

------------------------

(a) The results for the quarter ended March 31, 1998 include the cumulative effect of a change in accounting principle of $6.3 million, net of income tax benefit.

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

          3.4           Form of Rights Agreement dated as of August 4, 1998 between the Company and U.S. Stock Transfer Corporation(2)

         10.1           David Overton Employment Agreement(1)

         10.2           Gerald Deitchle Employment Agreement(3)

         10.3           The Cheesecake Factory Incorporated 1992 Performance
                          Employee Stock Option Plan(1)

         10.4           Performance Incentive Plan(1)

         10.6           The Cheesecake Factory Incorporated Non-Employee Director
                          Stock Option Plan(4)

         10.7           David Overton Employment Contract(5)

         10.8           Linda Candioty Employment Contract(5)

         10.9           Amendment to The Cheesecake Factory Incorporated 1992
                          Performance Employee Stock Option Plan(6)

        10.10           Debby R. Zurzolo Employment Agreement(7)

         11.0           Statement Regarding Computation of Net Income Per Share

         21.0           Subsidiaries of the Company

         23.0           Consent of PricewaterhouseCoopers LLP

         27.1           Financial Data Schedule for fiscal 1999

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

(4) Previously filed and incorporated by reference herein from the Registrant's Form S-8 dated August 8, 1997.

(5) Previously filed and incorporated by reference herein from the Registrant's Form 10-Q for the quarterly period ended June 30, 1998.

(6) Previously filed and incorporated by reference herein from the Registrant's Form S-8 dated January 8, 1999.

(7) Previously filed and incorporated by reference herein from the Registrant's Form 10-Q for the quarterly period ended June 29, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 2000.

                                                       THE CHEESECAKE FACTORY INCORPORATED

                                                       By:              /s/ DAVID OVERTON
                                                            -----------------------------------------
                                                                          David Overton
                                                                      CHAIRMAN OF THE BOARD
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on this 27th day of March, 2000.

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
                                                       Chairman of the Board,
                  /s/ DAVID OVERTON                      President and Chief
     -------------------------------------------         Executive Officer            March 27, 2000
                    David Overton                        (Principal Executive
                                                         Officer)

                                                       Executive Vice President
               /s/ GERALD W. DEITCHLE                    and Chief Financial
     -------------------------------------------         Officer (Principal           March 27, 2000
                 Gerald W. Deitchle                      Financial and Accounting
                                                         Officer)

                /s/ THOMAS L. GREGORY
     -------------------------------------------       Director                       March 27, 2000
                  Thomas L. Gregory

                 /s/ WAYNE H. WHITE
     -------------------------------------------       Director                       March 27, 2000
                   Wayne H. White

               /s/ JEROME I. KRANSDORF
     -------------------------------------------       Director                       March 27, 2000
                 Jerome I. Kransdorf