Form 10-Q
period 2000-03-28
CHEESECAKE FACTORY INCORPORATED
filed 2000-05-12
CIK 887596

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2000
                         COMMISSION FILE NUMBER 0-20574

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of May 8, 2000, 20,403,888 shares of the registrant's Common Stock, $.01 par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

                                     INDEX

                                                                                   PAGE
                                                                                  NUMBER
                                                                                 --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements:

                   Consolidated Balance Sheets--March 28, 2000 and
                     December 28, 1999.........................................      1

                   Consolidated Statements of Operations--Thirteen weeks ended
                     March 28, 2000 and March 30, 1999.........................      2

                   Consolidated Statements of Cash Flows--Thirteen weeks ended
                     March 28, 2000 and March 30, 1999.........................      3

                   Notes to Consolidated Financial Statements--March 28,
                     2000......................................................      4

          Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.................................      6

          Item 3.  Quantitative and Qualitative Disclosures about Market
                     Risk......................................................     11

PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K............................     12

          Signatures...........................................................     13

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 28,    DECEMBER 28,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 25,783      $ 24,026
  Investments and marketable securities.....................      20,965        21,686
  Accounts receivable.......................................       3,352         5,333
  Other receivables.........................................       3,815         6,760
  Inventories...............................................       8,308         8,121
  Prepaid expenses..........................................         882         2,295
  Deferred income taxes.....................................         260           257
                                                                --------      --------
    Total current assets....................................      63,365        68,478
                                                                --------      --------
Property and equipment, net.................................     141,570       135,512
                                                                --------      --------
Other assets:
  Marketable securities.....................................      17,470         9,524
  Other receivables.........................................       3,978         3,922
  Trademarks................................................       1,845         1,794
  Other.....................................................       2,700         2,555
                                                                --------      --------
    Total other assets......................................      25,993        17,795
                                                                --------      --------
      Total assets..........................................    $230,928      $221,785
                                                                ========      ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 11,960      $ 13,104
  Income taxes payable......................................       4,962         1,973
  Other accrued expenses....................................      15,724        17,859
                                                                --------      --------
      Total current liabilities.............................      32,646        32,936
                                                                --------      --------
  Deferred income taxes.....................................       3,276         3,276
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized; none issued and outstanding.................          --            --
  Junior participating cumulative preferred stock, $.01 par
    value, 150,000 shares authorized; none issued and
    outstanding.............................................          --            --
  Common Stock, $.01 par value, 30,000,000 shares
    authorized; 20,671,663 and 20,409,863 issued for 2000
    and 1999, respectively..................................         207           204
  Additional paid-in capital................................     128,066       123,677
  Retained earnings.........................................      73,579        67,612
  Unrealized loss on available-for-sale securities..........        (119)         (115)
  Treasury stock, 326,000 and 295,500 shares at cost for
    2000 and 1999, respectively.............................      (6,727)       (5,805)
                                                                --------      --------
    Total stockholders' equity..............................     195,006       185,573
                                                                --------      --------
      Total liabilities and stockholders' equity............    $230,928      $221,785
                                                                ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THIRTEEN WEEKS    THIRTEEN WEEKS
                                                                   ENDED             ENDED
                                                              MARCH 28, 2000    MARCH 30, 1999
                                                              ---------------   ---------------
Revenues:
  Restaurant sales..........................................      $89,465           $69,810
  Third-party bakery sales..................................        6,646             5,014
                                                                  -------           -------
    Total revenues..........................................       96,111            74,824
                                                                  -------           -------
Costs and expenses:
  Restaurant cost of sales..................................       22,560            18,115
  Third-party bakery cost of sales..........................        2,787             2,498
  Labor expenses............................................       29,694            23,157
  Other operating costs and expenses........................       21,444            16,952
  General and administrative expenses.......................        6,810             4,955
  Depreciation and amortization expenses....................        3,103             2,412
  Preopening costs..........................................        1,105             1,702
                                                                  -------           -------
    Total costs and expenses................................       87,503            69,791
                                                                  -------           -------
Income from operations......................................        8,608             5,033
Interest income, net........................................          910               604
Other income, net...........................................           68                62
                                                                  -------           -------
Income before income taxes..................................        9,586             5,699
Income tax provision........................................        3,619             2,080
                                                                  -------           -------
Net income..................................................      $ 5,967           $ 3,619
                                                                  =======           =======
Net income per share:
  Basic.....................................................      $  0.30           $  0.18
  Diluted...................................................      $  0.28           $  0.18
Weighted average shares outstanding:
  Basic.....................................................       20,184            19,913
  Diluted...................................................       21,480            20,562

  The accompanying notes are an integral part of these consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THIRTEEN WEEKS    THIRTEEN WEEKS
                                                                   ENDED             ENDED
                                                              MARCH 28, 2000    MARCH 30, 1999
                                                              ---------------   ---------------
Cash flows from operating activities:
  Net income................................................     $  5,967          $  3,619
Adjustments to reconcile net income to cash provided by
  operating activities:
  Depreciation and amortization.............................        3,103             2,412
  Deferred income taxes.....................................           (3)               --
Changes in assets and liabilities:
  Accounts receivable.......................................        1,981             1,299
  Other receivables.........................................        2,889              (992)
  Inventories...............................................         (187)             (744)
  Prepaid expenses..........................................        1,413              (366)
  Trademarks................................................          (70)              (26)
  Other.....................................................         (211)             (199)
  Accounts payable..........................................       (1,144)            4,624
  Income taxes payable......................................        2,991             1,615
  Other accrued expenses....................................       (2,135)              868
                                                                 --------          --------
    Cash provided by operating activities...................       14,594            12,110
                                                                 --------          --------
Cash flows from investing activities:
  Additions to property and equipment.......................       (9,076)          (11,698)
  Investments in available-for-sale securities..............      (13,251)          (11,319)
  Sales of available-for-sale securities....................        6,020            18,200
                                                                 --------          --------
    Cash used by investing activities.......................      (16,307)           (4,817)
                                                                 --------          --------
Cash flows from financing activities:
  Common stock issued.......................................            3                 1
  Proceeds from exercise of employee stock options..........        4,389             1,084
  Purchase of treasury stock................................         (922)               --
                                                                 --------          --------
    Cash provided by financing activities...................        3,470             1,085
                                                                 --------          --------
Net change in cash and cash equivalents.....................        1,757             8,378
Cash and cash equivalents at beginning of period............       24,026            17,467
                                                                 --------          --------
Cash and cash equivalents at end of period..................     $ 25,783          $ 25,845
                                                                 ========          ========

Supplemental disclosures:
  Interest paid.............................................     $      6          $     --
                                                                 ========          ========
  Income taxes paid.........................................     $    630          $    436
                                                                 ========          ========

  The accompanying notes are an integral part of these consolidated financial statements.

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 28, 2000
                                  (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated (referred to herein as the "Company" or in the first person notations "we", "us" and "our") and its wholly owned subsidiaries (The Cheesecake Factory Restaurants, Inc.; The Cheesecake Factory Bakery Incorporated; The Houston Cheesecake Factory Corporation; and Grand Lux Cafe LLC) for the thirteen weeks ended March 28, 2000 and have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements presented herein have not been audited by independent public accountants, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the financial condition, results of operations and cash flows for the period. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year. The consolidated balance sheet data presented herein for December 28, 1999 was derived from our audited consolidated financial statements for the fiscal year then ended, but does not include all disclosures required by generally accepted accounting principles. The preparation of financial statements in accordance with generally accepted accounting principles requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

    Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. We believe the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 28, 1999.

NOTE B--INVESTMENTS AND MARKETABLE SECURITIES

    Investments and marketable securities, all classified as available-for-sale, consisted of the following as of March 28, 2000 (in thousands):

                                                                             BALANCE
                                                               UNREALIZED     SHEET
CLASSIFICATION                           COST     FAIR VALUE   GAIN/(LOSS)    AMOUNT              MATURITY
--------------                         --------   ----------   -----------   --------   ----------------------------
CURRENT ASSETS:
Available-for-sale securities:
  Corporate debt securities..........  $19,915      $19,821       $ (94)     $19,821    April 2000 to February 2001
  U.S. Treasury securities...........    1,151        1,144          (7)       1,144    August 2000 to December 2000
                                       -------      -------       -----      -------
    Total............................  $21,066      $20,965       $(101)     $20,965
                                       =======      =======       =====      =======
OTHER ASSETS:
Available-for-sale securities:
  Corporate debt securities..........  $16,792      $16,731       $ (61)     $16,731    April 2001 to February 2003
  U.S. Treasury securities...........      749          739         (10)         739    April 2001
                                       -------      -------       -----      -------
    Total............................  $17,541      $17,470       $ (71)     $17,470
                                       =======      =======       =====      =======

              THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 28, 2000
                                  (UNAUDITED)

NOTE C--NET INCOME PER SHARE

    In accordance with the provisions of SFAS No. 128, "Earnings Per Share", basic earnings per share (EPS) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method.

NOTE D--STOCK TRANSACTIONS

    We are authorized to repurchase up to 750,000 shares of our common stock for reissuance upon the exercise of stock options under the Company's current stock option plans. As of March 28, 2000, we have repurchased 326,000 shares at a total cost of approximately $6.7 million under this authorization. Share repurchases occurred during both fiscal 1999 and 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    CERTAIN STATEMENTS IN THIS FORM 10-Q WHICH ARE NOT HISTORICAL FACTS MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY FORWARD-LOOKING STATEMENTS. SUCH RISKS, UNCERTAINTIES, AND OTHER FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING: CHANGES IN GENERAL ECONOMIC CONDITIONS WHICH AFFECT CONSUMER SPENDING PATTERNS FOR RESTAURANT DINING OCCASIONS; INCREASING COMPETITION IN THE UPSCALE CASUAL DINING SEGMENT OF THE RESTAURANT INDUSTRY; ADVERSE WEATHER CONDITIONS WHICH IMPACT CUSTOMER TRAFFIC AT THE COMPANY'S RESTAURANTS IN GENERAL AND WHICH CAUSE THE TEMPORARY UNDERUTILIZATION OF OUTDOOR PATIO SEATING AVAILABLE AT SEVERAL OF THE COMPANY'S RESTAURANTS; VARIOUS FACTORS WHICH INCREASE THE COST TO DEVELOP OR DELAY THE DEVELOPMENT AND OPENING OF THE COMPANY'S NEW, HIGHLY CUSTOMIZED RESTAURANTS; CHANGES IN THE AVAILABILITY AND/OR COST OF RAW MATERIALS, MANAGEMENT AND HOURLY LABOR, AND OTHER RESOURCES NECESSARY TO OPERATE THE COMPANY'S RESTAURANTS AND BAKERY PRODUCTION FACILITY; THE COMPANY'S ABILITY TO RAISE PRICES SUFFICIENTLY TO OFFSET COST INCREASES; THE SUCCESS OF STRATEGIC AND OPERATING INITIATIVES, INCLUDING BRAND EXTENSIONS AND NEW CONCEPTS; DEPTH OF MANAGEMENT; ADVERSE PUBLICITY ABOUT THE COMPANY, ITS RESTAURANTS OR BAKERY PRODUCTS; THE COMPANY'S DEPENDENCE ON A SINGLE BAKERY PRODUCTION FACILITY; THE COMPANY'S ABILITY TO OBTAIN AND RETAIN THIRD-PARTY BAKERY CUSTOMERS WHICH CAUSE FLUCTUATIONS IN THIRD-PARTY BAKERY SALES AND THE COMPANY'S CONSOLIDATED OPERATING RESULTS; THE RATE OF GROWTH OF GENERAL AND ADMINISTRATIVE EXPENSES ASSOCIATED WITH BUILDING A STRENGTHENED CORPORATE INFRASTRUCTURE TO SUPPORT THE COMPANY'S GROWING OPERATIONS; RELATIONS BETWEEN THE COMPANY AND ITS EMPLOYEES; THE AVAILABILITY, AMOUNT, TYPE, AND COST OF CAPITAL FOR THE COMPANY AND THE DEPLOYMENT OF SUCH CAPITAL; CHANGES IN, OR ANY FAILURE TO COMPLY WITH, GOVERNMENTAL REGULATIONS; THE REVALUATION OF ANY OF THE COMPANY'S ASSETS; THE AMOUNT OF, AND ANY CHANGES TO, TAX RATES; AND OTHER FACTORS REFERENCED IN THIS FORM 10-Q AND THE COMPANY'S FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION FOR THE FISCAL YEAR ENDED DECEMBER 28, 1999.

GENERAL

    As of May 8, 2000, The Cheesecake Factory Incorporated (referred to herein as the "Company" or in the first person notations of "we", "us" and "our") operated 34 upscale, full-service, casual dining restaurants under The Cheesecake Factory-Registered Trademark- name. We also operated Grand Lux Cafe-Registered Trademark-, an upscale casual dining restaurant located in the Venetian Resort-Hotel-Casino in Las Vegas, Nevada; two self-service, limited menu "express" foodservice operations under The Cheesecake Factory Express-Registered Trademark- name inside the DisneyQuest-TM- family entertainment centers in Orlando, Florida and Chicago, Illinois; and a bakery production facility. We also licensed three bakery cafes under The Cheesecake Factory Bakery Cafe-TM- name to another foodservice operator.

    Our revenues consist of sales from our restaurant operations and sales from our bakery operations to third-party warehouse clubs, foodservice operators and distributors. Sales and costs of sales are separately reported for restaurant and third-party bakery activities. All other operating cost and expense categories are reported on a combined basis for both restaurant and bakery activities. Comparable restaurant sales include the sales of restaurants open for the full period of each period being compared. New restaurants enter the comparable sales base in their thirteenth month of operations.

    The Company utilizes a 52/53-week fiscal year ending on the Sunday closest to December 31 for financial reporting purposes. Fiscal 2000 will consist of 53 weeks and will end on Tuesday, January 2, 2001.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the Consolidated Statements of Operations of the Company expressed as percentages of total revenues. The results of operations for the thirteen weeks ended March 28, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

                                                              THIRTEEN WEEKS    THIRTEEN WEEKS
                                                                   ENDED             ENDED
                                                              MARCH 28, 2000    MARCH 30, 1999
                                                              ---------------   ---------------
                                                                     %                 %
Revenues:
  Restaurant sales..........................................        93.1              93.3
  Third-party bakery sales..................................         6.9               6.7
                                                                   -----             -----
    Total revenues..........................................       100.0             100.0
                                                                   -----             -----
Costs and expenses:
  Restaurant cost of sales..................................        23.5              24.2
  Third-party bakery cost of sales..........................         2.9               3.3
  Labor expenses............................................        30.9              31.0
  Other operating costs and expenses........................        22.3              22.7
  General and administrative expenses.......................         7.1               6.6
  Depreciation and amortization expenses....................         3.2               3.2
  Preopening costs..........................................         1.1               2.3
                                                                   -----             -----
    Total costs and expenses................................        91.0              93.3
                                                                   -----             -----
Income from operations......................................         9.0               6.7
Interest income, net........................................         0.9               0.8
Other income, net...........................................         0.1               0.1
                                                                   -----             -----
Income before income taxes..................................        10.0               7.6
Income tax provision........................................         3.8               2.8
                                                                   -----             -----
Net income..................................................         6.2               4.8
                                                                   =====             =====

THIRTEEN WEEKS ENDED MARCH 28, 2000 COMPARED TO THIRTEEN WEEKS ENDED MARCH 30,
  1999

REVENUES

    For the thirteen weeks ended March 28, 2000, the Company's total revenues increased 28% to $96.1 million compared to $74.8 million for the thirteen weeks ended March 30, 1999. Restaurant sales increased $19.7 million or 28% to $89.5 million compared to $69.8 million for the same period of the prior year. The $19.7 million increase in restaurant sales consisted of a $3.4 million or 4.8% increase in comparable restaurant sales and a $16.3 million increase from the openings of new restaurants. Sales in comparable restaurants benefited, in part, from the impact of an effective menu price increase of approximately 1% which was taken in January and February 2000.

    Third-party bakery sales increased 33% to $6.6 million for the thirteen weeks ended March 28, 2000 compared to $5.0 million for the same period of the prior year. The increase was principally attributable to higher sales volumes to foodservice operators and distributors. For the thirteen weeks ended March 28, 2000, sales to warehouse clubs comprised approximately 45% of total third-party bakery sales versus approximately 60% for the same period of the prior year.

RESTAURANT COST OF SALES

    During the thirteen weeks ended March 28, 2000, restaurant cost of sales were $22.6 million compared to $18.1 million for the comparable period last year. The related increase of $4.5 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, these costs decreased slightly to 25.2% versus 26.0% for the same period of the prior year, principally as a result of the benefit of menu price increases and slightly lower produce, grocery and poultry costs that were offset, in part, by slightly higher red meat and seafood costs.

    The menu at our restaurants is one of the most diversified in the industry and, accordingly, is not overly dependent on a single commodity. With respect to newly opened restaurants, costs in this category will typically be higher than normal during the first 90-120 days of operations until each restaurant staff becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by our restaurants.

THIRD-PARTY BAKERY COST OF SALES

    Cost of sales for third-party bakery sales, which include ingredient, packaging and production supply costs, were $2.8 million for the thirteen weeks ended March 28, 2000 compared to $2.5 million for the same period of the prior year. As a percentage of third-party bakery sales, bakery costs for the thirteen weeks ended March 28, 2000 decreased to 41.9% compared to 49.8% for the comparable period last year. This percentage decrease was primarily due to lower costs for dairy-related commodities (principally cream cheese, whipped cream and butter) coupled with a slight shift in the mix of sales to higher-margin products. While we have taken steps to qualify multiple suppliers and enter into a longer-term supply agreement for the majority of our cream cheese requirements, there can be no assurance that future costs for cream cheese or any commodities used in our bakery or restaurant operations will not fluctuate due to market conditions beyond our control.

LABOR EXPENSES

    Labor expenses, which include restaurant-level labor costs and bakery direct production labor costs (including associated fringe benefits), were $29.7 million for the thirteen weeks ended March 28, 2000 compared to $23.2 million for the same period of the prior year. This increase was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses decreased slightly to 30.9% versus 31.0% for the comparable period last year.

    For newer restaurants, labor expenses will typically be higher than normal during the first 90-120 days of operations until each restaurant's staff becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by our restaurants.

OTHER OPERATING COSTS AND EXPENSES

    Other operating costs and expenses consist of restaurant-level occupancy and other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses. Other operating costs and expenses increased 27% to $21.4 million for the thirteen weeks ended March 28, 2000 compared to $17.0 million for the same period of the prior year. This increase was principally attributable to new restaurant openings. As a percentage of total revenues, occupancy and other expenses decreased slightly to 22.3% for the thirteen weeks ended March 28, 2000 versus 22.7% for the same period of fiscal 1999. This slight percentage decrease was primarily attributable to the leveraging of the fixed component of these costs with higher revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses consist of restaurant support expenses (field supervision, manager recruitment and training, relocation and other related expenses), bakery administrative expenses, and corporate support and governance expenses. General and administrative expenses increased to $6.8 million for the thirteen weeks ended March 28, 2000 compared to $5.0 million for the same period of fiscal 1999, an increase of $1.8 million or 37%. As a percentage of total revenues, general and administrative expenses increased to 7.1% for the thirteen weeks ended March 28, 2000 compared to 6.6% for the same period of the prior year. This increase was principally attributable to budgeted employee additions to our field supervision, restaurant opening and corporate support infrastructure in order to support our planned future growth, and increases to our group health insurance and uncollectible third-party bakery receivables reserves. We intend to continue strengthening our operational support infrastructure during fiscal 2000, which will likely generate a higher absolute amount of general and administrative expenses for the fiscal year.

DEPRECIATION AND AMORTIZATION EXPENSES

    Depreciation and amortization expenses were $3.1 million for the thirteen weeks ended March 28, 2000 compared to $2.4 million for the thirteen weeks ended March 30, 1999. As a percentage of total revenues, depreciation and amortization expenses were 3.2% for both periods. The increase of $0.7 million for the thirteen weeks ended March 28, 2000 primarily consisted of higher restaurant depreciation expense which was principally due to the openings of new restaurants.

PREOPENING COSTS

    Incurred preopening costs were $1.1 million for the thirteen weeks ended March 28, 2000 compared to $1.7 million for the same period of the prior year. We opened one full-service restaurant during the thirteen weeks ended March 28, 2000, compared to two restaurant openings for the same period of the prior year.

    Preopening costs include incremental, out-of-pocket costs which are not otherwise capitalizable that are directly incurred to open new restaurants. Preopening costs primarily include, but are not limited to, the cost of recruiting and training the hourly staff for each new restaurant; the cost to relocate and pay assigned restaurant management staff during the 45-day period prior to opening; and the cost of practice cooking and service activities. As a result of the highly customized and operationally complex nature of our restaurants, the restaurant preopening process is significantly more extensive and costly relative to that of other chain restaurant operations. Preopening costs will vary from location to location depending on a number of factors including, but not limited to, the proximity of other established Company restaurants; the size and physical layout of each location; and the relative difficulty of the restaurant staffing and training process. Preopening costs will fluctuate from period to period based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant, and the fluctuations could be significant. Based on our current growth objectives for fiscal 2000 and 2001, preopening costs for each of those years will likely exceed the respective amount of preopening costs for the applicable prior year.

LIQUIDITY AND CAPITAL RESOURCES

    The following table sets forth a summary of the Company's key liquidity measurements for the thirteen-week periods ended March 28, 2000, and December 28, 1999.

                                                          THIRTEEN WEEKS ENDED
                                                        ------------------------
                                                        MARCH 28,   DECEMBER 28,
                                                          2000          1999
                                                        ---------   ------------
                                                           (DOLLAR AMOUNTS IN
                                                               MILLIONS)
Cash and marketable securities on hand, end of
  period..............................................   $ 64.2        $ 55.2
Net working capital, end of period....................   $ 30.7        $ 35.5
Current ratio, end of period..........................    1.9:1         2.1:1
Long-term debt, end of period.........................       --            --
Cash provided by operations...........................   $ 14.6        $ 11.0
Capital expenditures..................................   $  9.1        $  9.5

    As of March 28, 2000, our balance of cash and marketable securities on hand increased by $9.0 million to $64.2 million compared to the respective amount as of December 28, 1999. This increase was primarily attributable to increased cash flow from operations and proceeds from the exercise of employee stock options. Net working capital of $30.7 million as of March 28, 2000 was $4.8 million less than the respective amount for December 28, 1999, due principally to the collection of receivables classified as current assets and the subsequent investment of those proceeds and other cash and cash equivalents into marketable securities classified as other assets.

    As of May 8, 2000, there were no borrowings outstanding under the Company's $25 million revolving credit and term loan facility (the "Credit Facility"). Borrowings under the Credit Facility will bear interest at variable rates based, at our option, on either the prime rate of interest, the lending institution's cost of funds rate plus 0.75% or the applicable LIBOR rate plus 0.75%. The Credit Facility expires on May 31, 2002. On that date, a maximum of $25 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates. The Credit Facility is not collateralized and requires us to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of its operations, with which we are currently in compliance.

    During fiscal 1999, our total capital expenditures were $38.6 million, most of which were related to our restaurant operations. For fiscal 2000, we currently estimate our total capital expenditure requirement to range between $33-$38 million, excluding approximately $7-$8 million of expected noncapitalizable restaurant preopening costs and net of agreed-upon landlord construction contributions. This estimate contemplates as many as nine new restaurants to be opened during fiscal 2000 and also provides for an anticipated increase in construction-in-progress disbursements for anticipated fiscal 2001 openings. We generally lease the land and building shells for our restaurant locations and expend cash for leasehold improvements and furnishings, fixtures and equipment. Our primary expansion objective is to increase our total restaurant productive square feet at least 25% during fiscal 2000 and 2001.

    Based on our current expansion objectives and opportunities, we believe that our cash and short-term investments on hand, coupled with expected cash provided by operations, available borrowings under our Credit Facility and expected landlord construction contributions should be sufficient to finance our planned capital expenditures and other operating activities through fiscal 2001. We may seek additional funds to finance our growth in the future. However, there can be no assurance that such funds will be available when needed or be available on terms acceptable to us.

    We are also authorized to repurchase up to 750,000 shares of our common stock for reissuance upon the exercise of stock options under our current stock option plans. A source of funding for share repurchases will be the proceeds from the exercise of stock options. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. Under this authorization, we have repurchased 326,000 shares at a total cost of approximately $6.7 million as of March 28, 2000. Share repurchases occurred during both fiscal 1999 and 2000.

YEAR 2000 READINESS

    To address the year 2000 issue, we began to formulate a plan during fiscal 1998 to assess, remediate and test all mission-critical internal computer systems and processes. Our plan also includes an assessment of the readiness of key suppliers of mission-critical goods and services to our restaurant and bakery operations. All phases of our year 2000 readiness plan were completed as scheduled. To date, we have not experienced any year 2000 issues with respect to our internal computer systems and key supplies, and did not experience any loss of revenues as a result of the issue. Our total costs to address the year 2000 issue were not material, and any additional costs are expected to be minimal. Although we have not experienced any year 2000 issues to date and believe that is unlikely that any such issues will arise in the future, there can be no assurance that unforeseen year 2000 issues will not arise in the future and adversely affect our results of operations, liquidity and financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to our $25 million revolving credit and term loan facility (the "Credit Facility"). There were no borrowings outstanding under the Credit Facility during the first quarter of 2000. Borrowings under the Credit Facility bear interest at variable rates based on either the prime rate of interest, the lending institution's cost of funds plus 0.75% or LIBOR plus 0.75%. A hypothetical 1% interest rate change would not have a material impact on our results of operations.

    A change in market prices also exposes us to market risk related to our investments in marketable securities. As of March 28, 2000, we held
$38.4 million in marketable securities. A hypothetical 10% decline in the market value of those securities would result in a $3.8 million unrealized loss and a corresponding decline in their fair value of a like amount. This hypothetical decline would not affect cash flow from operations and would not have an impact on net income until the securities were disposed of.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits. None.

    (b) Reports on Form 8-K. None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  THE CHEESECAKE FACTORY INCORPORATED

Date: May 12, 2000                                By:               /s/ DAVID M. OVERTON
                                                       ----------------------------------------------
                                                                      David M. Overton
                                                              CHAIRMAN OF THE BOARD, PRESIDENT
                                                                 AND CHIEF EXECUTIVE OFFICER

                                                  By:              /s/ GERALD W. DEITCHLE
                                                       ----------------------------------------------
                                                                     Gerald W. Deitchle
                                                                EXECUTIVE VICE PRESIDENT AND
                                                                   CHIEF FINANCIAL OFFICER