Form 10-Q
period 2000-06-27
CHEESECAKE FACTORY INCORPORATED
filed 2000-08-03
CIK 887596

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2000
Commission File Number 0-20574

THE CHEESECAKE FACTORY INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization) 26950 Agoura Road Calabasas Hills, California (Address of principal executive offices)	51-0340466 (IRS Employer Identification No.) 91301 (Zip Code)

Registrant’s telephone number, including area code: (818) 871-3000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     As of July 17, 2000, 30,858,315 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

INDEX

			Page Number
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Consolidated Balance Sheets - June 27, 2000 and December 28, 1999	1

		Consolidated Statements of Operations - Thirteen and twenty-six weeks ended June 27, 2000 and June 29, 1999	2

		Consolidated Statements of Cash Flows - Twenty-six weeks ended June 27, 2000 and June 29, 1999	3

		Notes to Consolidated Financial Statements - June 27, 2000	4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

PART II.	OTHER INFORMATION

	Item 4.	Submission of Matters to a Vote of Stockholders	13

	Item 6.	Exhibits and Reports on Form 8-K	13

	Signatures		14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Data)

	June 27, 2000	December 28, 1999
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 14,972	$ 24,026
Investments and marketable securities	30,595	21,686
Accounts receivable	3,298	5,333
Other receivables	3,674	6,760
Inventories	7,967	8,121
Prepaid expenses	972	2,295
Deferred income taxes	240	257

Total current assets	61,718	68,478

Property and equipment, net	151,518	135,512

Other assets:
Marketable securities	27,929	9,524
Other receivables	3,469	3,922
Trademarks	1,855	1,794
Other	2,858	2,555

Total other assets	36,111	17,795

Total assets	$249,347	$221,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 14,005	$ 13,104
Income taxes payable	6,578	1,973
Other accrued expenses	18,799	17,859

Total current liabilities	39,382	32,936

Deferred income taxes	3,276	3,276

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Junior participating cumulative preferred stock, $.01 par value,
150,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 150,000,000 shares authorized;
31,340,715 and 30,614,795 issued for 2000 and 1999, respectively	313	306
Additional paid-in capital	131,841	123,677
Retained earnings	81,605	67,510
Unrealized loss on available-for-sale securities	(79)	(115)
Treasury stock at cost, 499,000 and 443,250 shares for 2000 and 1999, respectively	(6,991)	(5,805)

Total stockholders’ equity	206,689	185,573

Total liabilities and stockholders’ equity	$249,347	$221,785

The accompanying notes are an integral part of these consolidated financial statements. 1

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Net Income Per Share Data) (Unaudited)

	Thirteen Weeks Ended June 27, 2000	Thirteen Weeks Ended June 29, 1999	Twenty-six Weeks Ended June 27, 2000	Twenty-six Weeks Ended June 29, 1999
Revenues:
Restaurant sales	$98,599	$79,363	$188,064	$149,173
Third-party bakery sales	6,617	6,404	13,263	11,418

Total revenues	105,216	85,767	201,327	160,591
Costs and expenses:
Restaurant cost of sales	24,766	20,568	47,325	38,683
Third-party bakery cost of sales	3,235	3,166	6,023	5,664
Labor expenses	32,227	25,951	61,921	49,108
Other operating costs and expenses	23,006	18,869	44,450	35,821
General and administrative expenses	6,042	5,381	12,852	10,336
Depreciation and amortization expenses	3,051	2,695	6,154	5,107
Preopening costs	826	1,721	1,931	3,423

Total costs and expenses	93,153	78,351	180,656	148,142

Income from operations	12,063	7,416	20,671	12,449
Interest income, net	1,138	755	2,048	1,359
Other income (expense), net	(96)	132	(28)	194

Income before income taxes	13,105	8,303	22,691	14,002
Income tax provision	4,947	3,031	8,566	5,111

Net income	$ 8,158	$ 5,272	$ 14,125	$ 8,891

Net income per share:
Basic	$0.27	$0.18	$0.46	$0.30

Diluted	$0.25	$0.17	$0.43	$0.28

Weighted average shares outstanding:
Basic	30,691	30,124	30,482	29,997
Diluted	33,179	31,814	32,756	31,483
The accompanying notes are an integral part of these consolidated financial statements. 2

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Twenty-six Weeks Ended June 27, 2000	Twenty-six Weeks Ended June 29, 1999
Cash flows from operating activities:
Net income	$14,125	$ 8,891
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,154	5,107
Deferred income taxes	(5)	(472)
Other	(16)	—
Changes in assets and liabilities:
Accounts receivable	2,035	331
Other receivables	3,539	1,144
Inventories	154	(711)
Prepaid expenses	1,323	(284)
Trademarks	(99)	(86)
Other	(354)	(371)
Accounts payable	901	1,984
Income taxes payable	4,605	609
Other accrued expenses	940	2,322

Net cash provided by operating activities	33,302	18,464

Cash flows from investing activities:
Additions to property and equipment	(22,074)	(20,822)
Investments in available-for-sale securities	(37,494)	(18,531)
Sales of available-for-sale securities	10,257	28,950

Net cash used in investing activities	(49,311)	(10,403)

Cash flows from financing activities:
Common stock issued	7	3
Dividends paid	(30)	—
Proceeds from exercise of employee stock options	8,164	3,767
Purchase of treasury stock	(1,186)	—

Net cash provided by financing activities	6,955	3,770

Net change in cash and cash equivalents	(9,054)	11,831
Cash and cash equivalents at beginning of period	24,026	17,467

Cash and cash equivalents at end of period	$14,972	$29,298

Supplemental disclosures:
Interest paid	$ 10	$ 79

Income taxes paid	$ 5,338	$ 4,973

The accompanying notes are an integral part of these consolidated financial statements. 3

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 27, 2000
(Unaudited)

NOTE A–BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we”, “us” and “our”) and its wholly owned subsidiaries (The Cheesecake Factory Restaurants, Inc.; The Cheesecake Factory Bakery Incorporated; The Houston Cheesecake Factory Corporation; and Grand Lux Cafe LLC) for the thirteen weeks and twenty-six weeks ended June 27, 2000. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements presented herein have not been audited by independent public accountants, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the Company’s financial condition, results of operations and cash flows for the period. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year. The consolidated balance sheet data presented herein for December 28, 1999 was derived from our audited consolidated financial statements for the fiscal year then ended, but does not include all disclosures required by generally accepted accounting principles. The preparation of financial statements in accordance with generally accepted accounting principles requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. We believe the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 28, 1999.

NOTE B–INVESTMENTS AND MARKETABLE SECURITIES

     Investments and marketable securities, all classified as available-for-sale, consisted of the following as of June 27, 2000 (in thousands):

Classification	Cost	Fair Value	Unrealized Gain/(Loss)	Balance Sheet Amount	Maturity
Current assets:
Available-for-sale
securities:
Corporate debt securities	$28,799	$28,707	$ (92)	$28,707	July 2000 to May 2001
U.S. Treasury securities	1,901	1,888	(13)	1,888	August 2000 to April 2001

Total	$30,700	$30,595	$(105)	$30,595

Other assets:
Available-for-sale
securities:
Corporate debt securities	$27,951	$27,929	$(22)	$27,929	August 2001 to May 2003

4

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 27, 2000
(Unaudited)

NOTE C–NET INCOME PER SHARE

     In accordance with the provisions of SFAS No. 128, “Earnings Per Share”, basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method.

NOTE D–STOCK TRANSACTIONS

     The Company effected a stock dividend in the form of a three-for-two stock split on June 8, 2000. In connection with this stock dividend and split, $102,000 was transferred to common stock from retained earnings in the December 28, 1999 Consolidated Balance Sheet. All references in the Consolidated Financial Statements to shares of common stock and related prices, weighted average number of shares, per share amounts and stock option plan data have been adjusted to reflect the stock split.

     We are authorized to repurchase up to 1,125,000 shares of our common stock for reissuance upon the exercise of stock options under the Company’s current stock option plans. As of June 27, 2000, we have repurchased a total of 499,000 shares at a cost of approximately $7.0 million under this authorization. Share repurchases occurred during fiscal 1999 and 2000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-Q which are not historical facts may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Such risks, uncertainties, and other factors include, but are not limited to, the following: changes in general economic conditions which affect consumer spending patterns for restaurant dining occasions; increasing competition in the upscale casual dining segment of the restaurant industry; adverse weather conditions which impact customer traffic at the Company’s restaurants in general and which cause the temporary underutilization of outdoor patio seating available at several of the Company’s restaurants; various factors which increase the cost to develop or delay the development and opening of the Company’s new, highly customized restaurants; changes in the availability and/or cost of raw materials, management and hourly labor, and other resources necessary to operate the Company’s restaurants and bakery production facility; the Company’s ability to raise prices sufficiently to offset cost increases; the success of strategic and operating initiatives, including brand extensions and new concepts; depth of management; adverse publicity about the Company, its restaurants or bakery products; the Company’s dependence on a single bakery production facility; the Company’s ability to obtain and retain third-party bakery customers which cause fluctuations in third-party bakery sales and the Company’s consolidated operating results; the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support the Company’s growing operations; relations between the Company and its employees; the availability, amount, type, and cost of capital for the Company and the deployment of such capital; changes in, or any failure to comply with, governmental regulations; the revaluation of any of the Company’s assets; the amount of, and any changes to, tax rates; and other factors referenced in this Form 10-Q and the Company’s Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 28, 1999.

General

     As of July 17, 2000, The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations of “we”, “us” and “our”) operated 35 upscale, full-service, casual dining restaurants under The Cheesecake Factory® name. We also operated Grand Lux Cafe®, an upscale casual dining restaurant located in the Venetian Resort-Hotel-Casino in Las Vegas, Nevada; two self-service, limited menu “express” foodservice operations under The Cheesecake Factory Express® name inside the DisneyQuest™ family entertainment centers in Orlando, Florida and Chicago, Illinois; and a bakery production facility. We also licensed three bakery cafes under The Cheesecake Factory Bakery Cafe® name to another foodservice operator.

     Our revenues consist of sales from our restaurant operations and sales from our bakery operations to third-party warehouse clubs, foodservice operators, retailers and distributors. Sales and cost of sales are separately reported for restaurant and third-party bakery activities. All other operating cost and expense categories are reported on a combined basis for both restaurant and bakery activities. Comparable restaurant sales include the sales of restaurants open for the full period of each period being compared. New restaurants enter the comparable sales base in their thirteenth month of operations.

     The Company utilizes a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal 2000 will consist of 53 weeks and will end on Tuesday, January 2, 2001.

Results of Operations

     The following table sets forth, for the periods indicated, the Consolidated Statements of Operations of the Company expressed as percentages of total revenues. The results of operations for the thirteen weeks and twenty-six weeks ended June 27, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

	Thirteen Weeks Ended June 27, 2000%	Thirteen Weeks Ended June 29, 1999%	Twenty-six Weeks Ended June 27, 2000%	Twenty-six Weeks Ended June 29, 1999%
Revenues:
Restaurant sales	93.7	92.5	93.4	92.9
Third-party bakery sales	6.3	7.5	6.6	7.1

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant cost of sales	23.5	24.0	23.5	24.1
Third-party bakery cost of sales	3.1	3.7	3.0	3.5
Labor expenses	30.6	30.3	30.7	30.6
Other operating costs and expenses	21.9	22.0	22.1	22.3
General and administrative expenses	5.7	6.3	6.4	6.4
Depreciation and amortization expenses	2.9	3.1	3.0	3.2
Preopening costs	0.8	2.0	1.0	2.1

Total costs and expenses	88.5	91.4	89.7	92.2

Income from operations	11.5	8.6	10.3	7.8
Interest income, net	1.1	0.9	1.0	0.8
Other income (expense), net	(0.1)	0.2	—	0.1

Income before income taxes	12.5	9.7	11.3	8.7
Income tax provision	4.7	3.5	4.3	3.2

Net income	7.8	6.2	7.0	5.5

Thirteen Weeks Ended June 27, 2000 Compared to Thirteen Weeks Ended June 29, 1999

Revenues

     For the thirteen weeks ended June 27, 2000, the Company’s total revenues increased 23% to $105.2 million compared to $85.8 million for the thirteen weeks ended June 29, 1999. Restaurant sales increased $19.2 million or 24% to $98.6 million compared to $79.4 million for the same period of the prior year. The $19.2 million increase in restaurant sales consisted of a $3.9 million or 4.9% increase in comparable restaurant sales and a $15.3 million increase from the openings of new restaurants. Sales in comparable restaurants benefited, in part, from the impact of an effective menu price increase of approximately 1% which was taken in January and February 2000. An additional effective menu price increase of approximately 0.5% was implemented during July 2000.

     Third-party bakery sales increased 3% to $6.6 million for the thirteen weeks ended June 27, 2000 compared to $6.4 million for the thirteen weeks ended June 27, 2000. Sales to warehouse clubs comprised approximately 57% of total third-party bakery sales for the thirteen weeks ended June 27, 2000 compared to approximately 48% for the same period of the prior year.

Restaurant Cost of Sales

     During the thirteen weeks ended June 27, 2000, restaurant cost of sales were $24.8 million compared to $20.6 million for the comparable period last year. The related increase of $4.2 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, this cost decreased to 25.1% compared to 25.9% for the same period of the prior year, principally as a result of the benefit of menu price increases and slightly lower produce, poultry and cheese costs that were offset, in part, by slightly higher red meat and seafood costs.

     The menu at our restaurants is one of the most diversified in the industry and, accordingly, is not overly dependent on a single commodity. With respect to newly opened restaurants, costs in this category will typically be higher than normal during the first 90-120 days of operations until restaurant management becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by our restaurants.

Third-party Bakery Cost of Sales

     Cost of sales for third-party bakery sales, which includes ingredient, packaging and production supply costs, were $3.2 million for the thirteen weeks ended June 27, 2000 compared to $3.2 million for the same period of the prior year. As a percentage of third-party bakery sales, bakery cost of sales for the thirteen weeks ended June 27, 2000 decreased to 48.9% compared to 49.4% for the comparable period last year. This percentage decrease was primarily due to lower costs for dairy-related commodities (principally cream cheese, whipped cream and butter) offset by a shift in the mix of sales to lower-margin products. While we have taken steps to qualify multiple suppliers and enter into a longer-term supply agreement for the majority of our cream cheese requirements for the remainder of fiscal 2000, there can be no assurance that future costs for cream cheese or any commodities used in our bakery or restaurant operations will not fluctuate due to market conditions beyond our control.

Labor Expenses

     Labor expenses, which include restaurant-level labor costs and bakery direct production labor costs (including associated fringe benefits), were $32.2 million for the thirteen weeks ended
June 27, 2000 compared to $26.0 million for the same period of the prior year. The related increase of $6.2 million was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses increased to 30.6% versus 30.3% for the comparable period last year, principally as a result of higher average hourly pay rates that were offset, in part, by slightly improved labor productivity.

     For newer restaurants, labor expenses will typically be higher than normal during the first 90-120 days of operations until restaurant management becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by our restaurants.

Other Operating Costs and Expenses

     Other operating costs and expenses consist of restaurant-level occupancy and other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses. Other operating costs and expenses increased 22% to $23.0 million for the thirteen weeks ended June 27, 2000 compared to $18.9 million for the same period of the prior year. The related increase of $4.1 million was principally attributable to new restaurant openings. As a percentage of total revenues, occupancy and other expenses decreased slightly to 21.9% for the thirteen weeks ended June 27, 2000 versus 22.0% for the same period of fiscal 1999. This slight percentage decrease was primarily attributable to the leveraging of the fixed component of these costs with higher revenues.

General and Administrative Expenses

     General and administrative expenses consist of restaurant support expenses (field supervision, manager recruitment and training, relocation and other related expenses), bakery administrative expenses, and corporate support and governance expenses. General and administrative expenses increased to $6.0 million for the thirteen weeks ended June 27, 2000 compared to $5.4 million for the same period of fiscal 1999, an increase of $0.6 million or 12%. As a percentage of total revenues, general and administrative expenses decreased to 5.7% for the thirteen weeks ended June 27, 2000 compared to 6.3% for the same period of the prior year. This percentage decrease was principally attributable to the leveraging of the fixed component of these costs with higher sales volumes. We intend to continue strengthening our restaurant and corporate support infrastructure during the remainder of fiscal 2000, which will likely generate a higher absolute amount of general and administrative expenses for the fiscal year.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses were $3.1 million for the thirteen weeks ended June 27, 2000 compared to $2.7 million for the thirteen weeks ended June 29, 1999. The related increase of $0.4 million for the thirteen weeks ended June 27, 2000 primarily consisted of higher restaurant depreciation expense which was principally due to the openings of new restaurants. As a percentage of total revenues, depreciation and amortization expenses decreased slightly to 2.9% for the thirteen weeks ended June 27, 2000 compared to 3.1% for the same period last year.

Preopening Costs

     Incurred preopening costs were $0.8 million for the thirteen weeks ended June 27, 2000 compared to $1.7 million for the same period of the prior year. We opened one full-service Cheesecake Factory restaurant during the thirteen weeks ended June 27, 2000 compared to the opening of Grand Lux Cafe (a new concept with higher preopening costs) and the “Express” unit in DisneyQuest-Chicago during the same period last year.

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

Twenty-six Weeks Ended June 27, 2000 Compared to Twenty-six Weeks Ended June 29, 1999

Revenues

     For the twenty-six weeks ended June 27, 2000, the Company’s total revenues increased 25% to $201.3 million compared to $160.6 million for the twenty-six weeks ended June 29, 1999. Restaurant sales increased $38.9 million or 26% to $188.1 million compared to $149.2 million for the same period of the prior year. The $38.9 million increase in restaurant sales consisted of a $7.2 million or 4.8% increase in comparable restaurant sales and a $31.7 million increase from the openings of new restaurants. Sales in comparable restaurants benefited, in part, from the impact of an effective menu price increase of approximately 1% which was taken in January and February 2000.

     Third-party bakery sales increased 16% to $13.3 million for the twenty-six weeks ended June 27, 2000 compared to $11.4 million for the same period of the prior year. The increase was principally attributable to higher sales volumes to foodservice operators and distributors.

Restaurant Cost of Sales

     During the twenty-six weeks ended June 27, 2000, restaurant cost of sales were $47.3 million compared to $38.7 million for the comparable period last year. The related increase of $8.6 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, this cost decreased slightly to 25.2% versus 25.9% for the same period of the prior year, principally as a result of the benefit of menu price increases and slightly lower produce, grocery and poultry costs that were offset, in part, by slightly higher red meat and seafood costs.

Third-party Bakery Cost of Sales

     Cost of sales for third-party bakery sales was $6.0 million for the twenty-six weeks ended June 27, 2000 compared to $5.7 million for the same period of the prior year. As a percentage of third-party bakery sales, bakery cost of sales for the twenty-six weeks ended June 27, 2000 decreased to 45.4% compared to 49.6% for the comparable period last year. This percentage decrease was primarily due to lower costs for dairy-related commodities (principally cream cheese, whipped cream and butter).

Labor Expenses

     Labor expenses were $61.9 million for the twenty-six weeks ended June 27, 2000 compared to $49.1 million for the same period of the prior year. The related increase of $12.8 million was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses increased slightly to 30.7% versus 30.6% for the comparable period last year.

Other Operating Costs and Expenses

     Other operating costs and expenses increased 24% to $44.5 million for the twenty-six weeks ended June 27, 2000 compared to $35.8 million for the same period of the prior year. The related increase of $8.7 million was principally attributable to new restaurant openings. As a percentage of total revenues, occupancy and other expenses decreased slightly to 22.1% for the twenty-six weeks ended June 27, 2000 versus 22.3% for the same period of fiscal 1999. This slight percentage decrease was primarily attributable to the leveraging of the fixed component of these costs with higher revenues.

General and Administrative Expenses

     General and administrative expenses increased to $12.9 million for the twenty-six weeks ended June 27, 2000 compared to $10.3 million for the same period of fiscal 1999, an increase of $2.6 million or 24%. As a percentage of total revenues, general and administrative expenses were 6.4% for both periods.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses were $6.2 million for the twenty-six weeks ended June 27, 2000 compared to $5.1 million for the twenty-six weeks ended June 29, 1999. The related increase of $1.1 million was principally attributable to new restaurant openings. As a percentage of total revenues, depreciation and amortization expenses were 3.0% for the twenty-six weeks ended June 27, 2000 compared to 3.2% for the same period last year.

Preopening Costs

     Incurred preopening costs were $1.9 million for the twenty-six weeks ended June 27, 2000 compared to $3.4 million for the same period of the prior year. We opened two full-service Cheesecake Factory restaurants during the twenty-six weeks ended June 27, 2000 compared to four restaurant openings (including Grand Lux Cafe, a new concept with higher preopening costs) during the same period of the prior year.

Liquidity and Capital Resources

The following table sets forth a summary of the Company’s key liquidity measurements for the twenty-six week periods ended June 27, 2000 and June 29, 1999.
	Twenty-six Weeks Ended
	June 27, 2000	June 29, 1999
	(dollar amounts in millions)
Cash and marketable securities on hand, end of period	$73.5	$54.0
Net working capital, end of period	$22.3	$31.6
Current ratio, end of period	1.6:1	2.1:1
Long-term debt, end of period	—	—
Net cash provided by operations	$33.3	$18.5
Capital expenditures	$22.1	$20.8

     As of June 27, 2000, our balance of cash and marketable securities on hand increased by $19.5 million to $73.5 million compared to the respective amount as of June 29, 1999. This increase was primarily attributable to increased cash flow from operations and proceeds from the exercise of employee stock options. Net working capital of $22.3 million as of June 27, 2000 was $9.3 million less than the respective amount for June 29, 1999, due principally to increased current liabilities for income taxes and other accrued liabilities.

     As of July 17, 2000, there were no borrowings outstanding under the Company’s $25 million revolving credit and term loan facility (the “Credit Facility”). Borrowings under the Credit Facility will bear interest at variable rates based, at our option, on either the prime rate of interest, the lending institution’s cost of funds rate plus 0.75% or the applicable LIBOR rate plus 0.75%. The Credit Facility expires on May 31, 2002. On that date, a maximum of $25 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates. The Credit Facility is not collateralized and requires us to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of our operations, with which we are currently in compliance.

     During fiscal 1999, our total capital expenditures were $38.6 million, most of which were related to our restaurant operations. For fiscal 2000, we currently estimate our total capital expenditure requirement to range between $33-$38 million, excluding approximately $6-$7 million of expected noncapitalizable restaurant preopening costs and net of agreed-upon landlord construction contributions. This estimate contemplates as many as eight new restaurants to be opened during fiscal 2000 and also provides for an anticipated increase in construction-in-progress disbursements for anticipated fiscal 2001 openings. We generally lease the land and building shells for our restaurant locations and expend cash for leasehold improvements and furnishings, fixtures and equipment.

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

     We are authorized to repurchase up to 1,125,000 shares of our common stock for reissuance upon the exercise of stock options under our current stock option plans. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. Under this authorization, we have repurchased a total of 499,000 shares at a cost of approximately $7.0 million as of
June 27, 2000. Share repurchases occurred during fiscal 1999 and 2000.

Year 2000 Readiness

     To address the year 2000 issue, we began to formulate a plan during fiscal 1998 to assess, remediate and test all mission-critical internal computer systems and processes. Our plan also includes an assessment of the readiness of key suppliers of mission-critical goods and services to our restaurant and bakery operations. All phases of our year 2000 readiness plan were completed as scheduled. To date, we have not experienced any year 2000 issues with respect to our internal computer systems and key supplies, and did not experience any loss of revenues as a result of the issue. Our total costs to address the year 2000 issue were not material, and any additional costs are expected to be minimal. Although we have not experienced any year 2000 issues to date and believe that it is unlikely that any such issues will arise in the future, there can be no assurance that unforeseen year 2000 issues will not arise in the future and adversely affect our results of operations, liquidity and financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to our $25 million revolving credit and term loan facility (the “Credit Facility”). There were no borrowings outstanding under the Credit Facility during the twenty-six weeks ended June 27, 2000. Borrowings under the Credit Facility bear interest at variable rates based on either the prime rate of interest, the lending institution’s cost of funds plus 0.75% or LIBOR plus 0.75%. A hypothetical 1% interest rate change would not have a material impact on our results of operations.

     A change in market prices also exposes us to market risk related to our investments in marketable securities. As of June 27, 2000, we held $58.5 million in marketable securities. A hypothetical 10% decline in the market value of those securities would result in a $5.9 million unrealized loss. This hypothetical decline would not affect cash flow from operations and would not have an impact on net income until the securities were actually disposed of.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Stockholders

     On May 30, 2000, the Company held its Annual Meeting of Stockholders. The matters submitted for vote and the related election results were as follows:

1.	To reelect Jerome I. Kransforf and Wayne H. White to the Board of Directors of the Company for three-year terms which will expire at the Annual Meeting of Stockholders to be held in the year 2003. The results of proxies voted for the reelection of Messrs. Kransforf and White were as follows:
	Votes For	Votes Withheld
Jerome I. Kransdorf	18,201,643	189,360
Wayne H. White	18,201,830	189,173

2.	To approve an amendment to the Company’s Certificate of Incorporation to increase the maximum authorized number of shares of Common Stock from 30,000,000 to 150,000,000. The results of proxies voted were as follows:

Votes For	Votes Against	Abstain
15,040,746	3,333,810	16,447

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. None.

(b)	Reports on Form 8-K. None.

13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 17, 2000	THE CHEESECAKE FACTORY INCORPORATED By: /s/ DAVID M. OVERTON David M. Overton Chairman of the Board, President and Chief Executive Officer
By: /s/ GERALD W. DEITCHLE Gerald W. Deitchle Executive Vice President and Chief Financial Officer
14