Form 10-Q
period 2000-09-26
CHEESECAKE FACTORY INCORPORATED
filed 2000-11-07
CIK 887596

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2000
Commission File Number 0-20574

THE CHEESECAKE FACTORY INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization) 26950 Agoura Road Calabasas Hills, California (Address of principal executive offices)	51-0340466 (IRS Employer Identification No.) 91301 (Zip Code)

Registrant's telephone number, including area code: (818) 871-3000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     As of October 27, 2000, 31,177,203 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

INDEX

			Page Number
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements:
		Consolidated Balance Sheets - September 26, 2000 and December 28, 1999	1
		Consolidated Statements of Operations - Thirteen and thirty-nine weeks ended
		September 26, 2000 and September 28, 1999	2
		Consolidated Statements of Cash Flows - Thirty-nine weeks ended
		September 26, 2000 and September 28, 1999	3
		Notes to Consolidated Financial Statements - September 26, 2000	4
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of
		Operations	6
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

PART II.	OTHER INFORMATION
	Item 6.	Exhibits and Reports on Form 8-K	13
	Signatures		14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Data)

	September 26, 2000	December 28, 1999
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 26,393	$ 24,026
Investments and marketable securities	20,052	21,686
Accounts receivable	3,964	5,333
Other receivables	12,166	6,760
Inventories	9,221	8,121
Prepaid expenses	749	2,295
Deferred income taxes	125	257

Total current assets	72,670	68,478

Property and equipment, net	149,129	135,512

Other assets:
Marketable securities	31,642	9,524
Other receivables	4,404	3,922
Trademarks	1,899	1,794
Other	2,999	2,555

Total other assets	40,944	17,795

Total assets	$ 262,743	$ 221,785

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 14,233	$ 13,104
Income taxes payable	8,409	1,973
Other accrued expenses	18,492	17,859

Total current liabilities	41,134	32,936

Deferred income taxes	3,276	3,276

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none
issued and outstanding	—	—
Junior participating cumulative preferred stock, $.01 par value,
150,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 31,675,503
and 30,614,795 issued for 2000 and 1999, respectively	316	306
Additional paid-in capital	134,889	123,677
Retained earnings	90,157	67,510
Marketable securities valuation account	94	(115)
Treasury stock at cost, 504,000 and 443,250 shares for 2000 and 1999,
respectively	(7,123)	(5,805)

Total stockholders' equity	218,333	185,573

Total liabilities and stockholders' equity	$ 262,743	$ 221,785

The accompanying notes are an integral part of these consolidated financial statements. 1

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Net Income Per Share Data) (Unaudited)

	Thirteen Weeks Ended September 26, 2000	Thirteen Weeks Ended September 28, 1999	Thirty-nine Weeks Ended September 26, 2000	Thirty-nine Weeks Ended September 28, 1999
Revenues:
Restaurant sales	$104,364	$85,823	$292,428	$234,996
Bakery sales to other foodservice
operators, retailers and distributors .	6,957	6,031	20,220	17,449

Total revenues	111,321	91,854	312,648	252,445
Costs and expenses:
Restaurant cost of sales	26,240	22,225	73,565	60,908
Bakery cost of sales	3,324	2,775	9,347	8,439
Labor expenses	33,565	27,853	95,486	76,961
Other operating costs and expenses	24,365	20,396	68,815	56,217
General and administrative expenses	6,204	5,440	19,056	15,776
Depreciation and amortization expenses	3,547	2,832	9,701	7,939
Preopening costs	1,618	2,001	3,549	5,424

Total costs and expenses	98,863	83,522	279,519	231,664

Income from operations	12,458	8,332	33,129	20,781
Interest income, net	1,203	716	3,251	2,075
Other income, net	79	122	51	316

Income before income taxes	13,740	9,170	36,431	23,172
Income tax provision	5,188	3,347	13,754	8,458

Net income	$ 8,552	$ 5,823	$ 22,677	$ 14,714

Net income per share:
Basic	$ 0.28	$ 0.19	$ 0.74	$ 0.49

Diluted	$ 0.25	$ 0.18	$ 0.68	$ 0.46

Weighted average shares outstanding:
Basic	31,007	30,229	30,657	30,074
Diluted	33,678	32,092	33,118	31,711

The accompanying notes are an integral part of these consolidated financial statements. 2

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Thirty-nine Weeks Ended September 26, 2000	Thirty-nine Weeks Ended September 28, 1999
Cash flows from operating activities:
Net income	$ 22,677	$ 14,714
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,701	7,939
Loss on asset sale	3	—
Loss (gain) on available-for-sale securities	(34)	—
Deferred income taxes	5	(473)
Changes in assets and liabilities:
Accounts receivable	1,369	135
Other receivables	(5,888)	(655)
Inventories	(1,100)	(3,019)
Prepaid expenses	1,547	(163)
Trademarks	(163)	(140)
Other	(518)	41
Accounts payable	1,129	1,884
Income taxes payable	6,436	3,221
Other accrued expenses	633	3,303

Net cash provided by operating activities	35,797	26,787

Cash flows from investing activities:
Additions to property and equipment	(23,190)	(29,114)
Investments in available-for-sale securities	(46,844)	(28,087)
Sales of available-for-sale securities	26,730	35,182

Net cash used in investing activities	(43,304)	(22,019)

Cash flows from financing activities:
Common stock issued	10	3
Dividends paid for fractional shares	(30)	—
Proceeds from exercise of employee stock options	11,212	4,164
Purchase of treasury stock	(1,318)	(1,053)

Net cash provided by financing activities	9,874	3,114

Net change in cash and cash equivalents	2,367	7,882
Cash and cash equivalents at beginning of period	24,026	17,467

Cash and cash equivalents at end of period	$ 26,393	$ 25,349

Supplemental disclosures:
Interest paid	$ 10	$ 97

Income taxes paid	$ 7,300	$ 5,237

The accompanying notes are an integral part of these consolidated financial statements. 3

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 26, 2000
(Unaudited)

NOTE A–BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we”, “us” and “our”) and its wholly owned subsidiaries (The Cheesecake Factory Restaurants, Inc.; The Cheesecake Factory Bakery Incorporated; The Cheesecake Factory Assets Co. LLC; The Houston Cheesecake Factory Corporation; TCF Stonebriar Club Incorporated and Grand Lux Cafe LLC) for the thirteen weeks and thirty-nine weeks ended September 26, 2000. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements presented herein have not been audited by independent public accountants, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the Company’s financial condition, results of operations and cash flows for the period. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year. The consolidated balance sheet data presented herein for December 28, 1999 was derived from our audited consolidated financial statements for the fiscal year then ended, but does not include all disclosures required by generally accepted accounting principles. The preparation of financial statements in accordance with generally accepted accounting principles requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

NOTE B–INVESTMENTS AND MARKETABLE SECURITIES

     Investments and marketable securities, all classified as available-for-sale, consisted of the following as of September 26, 2000 (in thousands):

Classification	Cost	Fair Value	Unrealized Gain/(Loss)	Balance Sheet Amount	Maturity
Current assets:
Available-for-sale securities:
Corporate debt securities	$18,935	$18,909	$(26)	$18,909	October 2000 to September 2001
U.S. Treasury securities	1,151	1,143	(8)	1,143	December 2000 to April 2001

Total	$20,086	$20,052	$(34)	$20,052

Other assets:
Available-for-sale securities:
Corporate debt securities	$31,431	$31,642	$ 211	$31,642	October 2001 to August 2003

4

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 26, 2000
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

     We are authorized to repurchase up to 1,125,000 shares of our common stock for reissuance upon the exercise of stock options under the Company’s current stock option plans. As of September 26, 2000, we have repurchased a total of 504,000 shares under this authorization for a total cost of approximately $7.1 million. Share repurchases occurred during fiscal 1999 and 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-Q which are not historical facts may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Such risks, uncertainties, and other factors include, but are not limited to, the following: changes in general economic conditions which affect consumer spending patterns for restaurant dining occasions; increasing competition in the upscale casual dining segment of the restaurant industry; adverse weather conditions which impact customer traffic at the Company’s restaurants in general and which cause the temporary underutilization of outdoor patio seating available at several of the Company’s restaurants; various factors which increase the cost to develop or delay the development and opening of the Company’s new, highly customized restaurants; changes in the availability and/or cost of raw materials, management and hourly labor, and other resources necessary to operate the Company’s restaurants and bakery production facility; the Company’s ability to raise prices sufficiently to offset cost increases; the success of strategic and operating initiatives, including brand extensions and new concepts; depth of management; adverse publicity about the Company, its restaurants or bakery products; the Company’s dependence on a single bakery production facility; the Company’s ability to obtain and retain larger-account bakery sales from other foodservice operators and distributors, which could cause fluctuations in the Company’s consolidated operating results; the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support the Company’s growing operations; relations between the Company and its employees; the availability, amount, type, and cost of capital for the Company and the deployment of such capital; changes in, or any failure to comply with, governmental regulations; the revaluation of any of the Company’s assets; the amount of, and any changes to, tax rates; and other factors referenced in this Form 10-Q and the Company’s Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 28, 1999.

General

     As of October 27, 2000, The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations of “we”, “us” and “our”) operated 38 upscale, full-service, casual dining restaurants under The Cheesecake Factory® name. We also operated Grand Lux Cafe®, an upscale casual dining restaurant located in the Venetian Resort-Hotel-Casino in Las Vegas, Nevada; two self-service, limited menu “express” foodservice operations under The Cheesecake Factory Express® name inside the DisneyQuest® family entertainment centers in Orlando, Florida and Chicago, Illinois; and a bakery production facility. We also licensed three bakery cafes under The Cheesecake Factory Bakery Cafe® name to another foodservice operator.

     Our revenues consist of sales from our restaurant operations and sales from our bakery operations to other foodservice operators, retailers and distributors (“bakery sales”). Sales and cost of sales are separately reported for restaurant and bakery activities. All other operating cost and expense categories are reported on a combined basis for both restaurant and bakery activities. Comparable restaurant sales include the sales of restaurants open for the full period of each period being compared. New restaurants enter the comparable sales base in their thirteenth month of operations.

     The Company utilizes a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal 2000 will consist of 53 weeks and will end on Tuesday, January 2, 2001.

Results of Operations

     The following table sets forth, for the periods indicated, the Consolidated Statements of Operations of the Company expressed as percentages of total revenues. The results of operations for the thirteen weeks and thirty-nine weeks ended September 26, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

	Thirteen Weeks Ended September 26, 2000	Thirteen Weeks Ended September 28, 1999	Thirty-nine Weeks Ended September 26, 2000	Thirty-nine Weeks Ended September 28, 1999
	%	%	%	%
Revenues:
Restaurant sales	93.8	93.4	93.5	93.1
Bakery sales to other foodservice
operators, retailers and distributors .	6.2	6.6	6.5	6.9

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant cost of sales	23.6	24.2	23.5	24.1
Bakery cost of sales	3.0	3.0	3.0	3.4
Labor expenses	30.1	30.3	30.6	30.5
Other operating costs and expenses	21.9	22.2	22.0	22.3
General and administrative expenses	5.6	5.9	6.1	6.3
Depreciation and amortization expenses	3.2	3.1	3.1	3.1
Preopening costs	1.4	2.2	1.1	2.1

Total costs and expenses	88.8	90.9	89.4	91.8

Income from operations	11.2	9.1	10.6	8.2
Interest income, net	1.1	0.8	1.0	0.9
Other income, net	0.0	0.1	--	0.1

Income before income taxes	12.3	10.0	11.6	9.2
Income tax provision	4.6	3.7	4.4	3.4

Net income	7.7	6.3	7.2	5.8

Thirteen Weeks Ended September 26, 2000 Compared to Thirteen Weeks Ended September 28, 1999

Revenues

     For the thirteen weeks ended September 26, 2000, the Company’s total revenues increased 21% to $111.3 million compared to $91.9 million for the thirteen weeks ended September 28, 1999. Restaurant sales increased 22% to $104.4 million compared to $85.8 million for the same period of the prior year. The $18.6 million increase in restaurant sales consisted of a $4.7 million or 5.5% increase in comparable restaurant sales and a $13.9 million increase from the openings of new restaurants. Sales in comparable restaurants benefited, in part, from the impact of an effective menu price increase of approximately 1% which was taken in January and February 2000. An additional effective menu price increase of approximately 0.5% was implemented during July 2000.

     Bakery sales to other foodservice operators, retailers and distributors (“bakery sales”) increased 15% to $7.0 million for the thirteen weeks ended September 26, 2000 compared to $6.0 million for the thirteen weeks ended September 28, 1999. Sales to warehouse clubs comprised approximately 52% of total bakery sales for the thirteen weeks ended September 26, 2000 compared to approximately 56% for the same period of the prior year.

Restaurant Cost of Sales

     During the thirteen weeks ended September 26, 2000, restaurant cost of sales was $26.2 million compared to $22.2 million for the comparable period last year. The related increase of $4.0 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, restaurant cost of sales decreased to 25.1% compared to 25.9% for the same period of the prior year, principally as a result of the benefit of menu price increases and higher volume purchase discounts on several commodities used in the Company’s operations.

     The menu at our restaurants is one of the most diversified in the industry and, accordingly, is not overly dependent on a single commodity. With respect to newly opened restaurants, costs in this category will typically be higher than normal during the first 90-120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by our restaurants.

Bakery Cost of Sales

     Bakery cost of sales, which includes ingredient, packaging and production supply costs, was $3.3 million for the thirteen weeks ended September 26, 2000 compared to $2.8 million for the same period of the prior year. As a percentage of bakery sales, bakery cost of sales for the thirteen weeks ended September 26, 2000 increased slightly to 47.8% compared to 46.0% for the comparable period last year. This slight percentage increase was primarily due to a shift in the mix of sales to lower margin products, offset in part by lower costs for dairy-related commodities (principally cream cheese, whipped cream and butter). While we have taken steps to qualify multiple suppliers and enter into longer-term supply agreements for many of the key commodities used in our bakery operations, there can be no assurance that future costs for commodities used in our bakery or restaurant operations will not fluctuate due to market conditions beyond our control.

Labor Expenses

     Labor expenses, which include restaurant-level labor costs and bakery direct production labor costs (including associated fringe benefits), were $33.6 million for the thirteen weeks ended September 26, 2000 compared to $27.9 million for the same period of the prior year. The related increase of $5.7 million was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses decreased slightly to 30.1% versus 30.3% for the comparable period last year, principally as a result of higher sales volumes that leveraged the fixed cost component of our labor expenses.

     For newer restaurants, labor expenses will typically be higher than normal during the first 90-120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by our restaurants.

Other Operating Costs and Expenses

     Other operating costs and expenses consist of restaurant-level occupancy and other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses. Other operating costs and expenses increased to $24.4 million for the thirteen weeks ended September 26, 2000 compared to $20.4 million for the same period of the prior year. The related increase of $4.0 million was principally attributable to new restaurant openings. As a percentage of total revenues, other operating costs and expenses decreased slightly to 21.9% for the thirteen weeks ended September 26, 2000 versus 22.2% for the same period of fiscal 1999. This slight percentage decrease was primarily attributable to the leveraging of the fixed component of these costs with higher sales volumes.

General and Administrative Expenses

     General and administrative expenses consist of restaurant support expenses (field supervision, manager recruitment and training, relocation and other related expenses), bakery administrative expenses, and corporate support and governance expenses. General and administrative expenses increased 14% to $6.2 million for the thirteen weeks ended September 26, 2000 compared to $5.4 million for the same period of fiscal 1999. As a percentage of total revenues, general and administrative expenses decreased to 5.6% for the thirteen weeks ended September 26, 2000 compared to 5.9% for the same period of the prior year. This percentage decrease was principally attributable to the leveraging of the fixed component of these costs with higher sales volumes. We intend to continue strengthening our restaurant and corporate support infrastructure during the remainder of fiscal 2000 and fiscal 2001, which will likely generate a higher dollar amount of general and administrative expenses for each period, respectively.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses were $3.5 million for the thirteen weeks ended September 26, 2000 compared to $2.8 million for the thirteen weeks ended September 28, 1999. The related increase of $0.7 million for the thirteen weeks ended September 26, 2000 primarily consisted of higher restaurant depreciation expense which was principally due to the openings of new restaurants. As a percentage of total revenues, depreciation and amortization expenses increased slightly to 3.2% for the thirteen weeks ended September 26, 2000 compared to 3.1% for the same period last year.

Preopening Costs

     Incurred preopening costs were $1.6 million for the thirteen weeks ended September 26, 2000 compared to $2.0 million for the same period of the prior year. We incurred costs to open two full-service Cheesecake Factory restaurants during the thirteen weeks ended September 26, 2000 compared to three openings during the same period last year.

     Preopening costs include incremental, out-of-pocket costs which are not otherwise capitalizable that are directly incurred to open new restaurants. Preopening costs primarily include, but are not limited to, the cost of recruiting and training the hourly staff for each new restaurant; the cost to relocate and pay the management staff assigned to the restaurant during the 45-day period prior to opening; the cost to send training and other support personnel to the opening; and the cost of practice cooking and service activities. As a result of the highly customized and operationally complex nature of our restaurants, the restaurant preopening process is significantly more extensive and costly relative to that of other chain restaurant operations. Preopening costs will vary from location to location depending on a number of factors including, but not limited to, the proximity of other established Company restaurants; the size and physical layout of each location; the cost of travel and lodging in different metropolitan areas; and the relative difficulty of the restaurant staffing and training process. Preopening costs will fluctuate from period to period based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant, and the fluctuations could be significant. Based on our current growth objectives for fiscal 2000 and 2001, preopening costs for each of those years will likely exceed the respective amount of preopening costs for the applicable prior year.

Thirty-nine Weeks Ended September 26, 2000 Compared to Thirty-nine Weeks Ended September 28, 1999

Revenues

     For the thirty-nine weeks ended September 26, 2000, the Company’s total revenues increased 24% to $312.6 million compared to $252.4 million for the thirty-nine weeks ended September 28, 1999. Restaurant sales increased 24% to $292.4 million compared to $235.0 million for the same period of the prior year. The $57.4 million increase in restaurant sales consisted of a $11.9 million or 5.1% increase in comparable restaurant sales and a $45.5 million increase from the openings of new restaurants. Sales in comparable restaurants benefited, in part, from the impact of an effective menu price increase of approximately 1% which was taken in January and February 2000. An additional effective menu price increase of approximately 0.5% was implemented during July 2000.

     Bakery sales increased 16% to $20.2 million for the thirty-nine weeks ended September 26, 2000 compared to $17.5 million for the same period of the prior year. The increase was principally attributable to higher sales volumes to foodservice operators and distributors. Sales to warehouse clubs comprised approximately 51% of total bakery sales for the thirty-nine weeks ended September 26, 2000 compared to approximately 55% for the same period last year.

Restaurant Cost of Sales

     During the thirty-nine weeks ended September 26, 2000, restaurant cost of sales was $73.6 million compared to $60.9 million for the comparable period last year. The related increase of $12.7 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, restaurant cost of sales decreased to 25.2% versus 25.9% for the same period of the prior year, principally as a result of the benefit of menu price increases and higher volume purchase discounts on several commodities used in the Company’s operations.

Bakery Cost of Sales

     Bakery cost of sales was $9.3 million for the thirty-nine weeks ended September 26, 2000 compared to $8.4 million for the same period of the prior year. As a percentage of bakery sales, bakery cost of sales for the thirty-nine weeks ended September 26, 2000 decreased to 46.2% compared to 48.4% for the comparable period last year. This percentage decrease was primarily due to lower costs for dairy-related commodities (principally cream cheese, whipped cream and butter), offset in part by a shift in the mix of sales to lower margin products.

Labor Expenses

     Labor expenses were $95.5 million for the thirty-nine weeks ended September 26, 2000 compared to $77.0 million for the same period of the prior year. The related increase of $18.5 million was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses increased slightly to 30.6% versus 30.5% for the comparable period last year.

Other Operating Costs and Expenses

     Other operating costs and expenses were $68.8 million for the thirty-nine weeks ended September 26, 2000 compared to $56.2 million for the same period of the prior year. The related increase of $12.6 million was principally attributable to new restaurant openings. As a percentage of total revenues, other operating costs and expenses decreased slightly to 22.0% for the thirty-nine weeks ended September 26, 2000 versus 22.3% for the same period of fiscal 1999. This slight percentage decrease was primarily attributable to the leveraging of the fixed component of these costs with higher revenues.

General and Administrative Expenses

     General and administrative expenses increased 21% to $19.1 million for the thirty-nine weeks ended September 26, 2000 compared to $15.8 million for the same period of fiscal 1999. As a percentage of total revenues, general and administrative expenses decreased slightly to 6.1% compared to 6.3% for the same period last year.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses were $9.7 million for the thirty-nine weeks ended September 26, 2000 compared to $7.9 million for the thirty-nine weeks ended September 28, 1999. The related increase of $1.8 million was principally attributable to new restaurant openings. As a percentage of total revenues, depreciation and amortization expenses were 3.1% for the thirty-nine weeks ended September 26, 2000 compared to 3.1% for the same period last year.

Preopening Costs

     Incurred preopening costs were $3.5 million for the thirty-nine weeks ended September 26, 2000 compared to $5.4 million for the same period of the prior year. We opened four full-service Cheesecake Factory restaurants during the thirty-nine weeks ended September 26, 2000 compared to seven restaurant openings (including Grand Lux Cafe, a new concept with higher preopening costs and the “Express” unit in DisneyQuest-Chicago) during the same period of the prior year.

Liquidity and Capital Resources

     The following table sets forth a summary of the Company’s key liquidity measurements for the thirty-nine week periods ended September 26, 2000 and September 28, 1999.

	Thirty-nine Weeks Ended
	September 26, 2000	September 28, 1999
	(dollar amounts in millions)
Cash and marketable securities on hand, end of period	$78.1	$53.4
Net working capital, end of period	$31.5	$31.2
Current ratio, end of period	1.8:1	2.0:1
Long-term debt, end of period	--	--
Net cash provided by operations	$35.8	$26.8
Capital expenditures	$23.2	$29.1

     During the 52 weeks ended September 26, 2000, our balance of cash and marketable securities on hand increased by $24.7 million to $78.1million. This increase was primarily attributable to increased cash flow from operations and proceeds from the exercise of employee stock options.

     As of October 27, 2000, there were no borrowings outstanding under the Company’s $25 million revolving credit and term loan facility (the “Credit Facility”). Borrowings under the Credit Facility will bear interest at variable rates based, at our option, on either the prime rate of interest, the lending institution’s cost of funds rate plus 0.75% or the applicable LIBOR rate plus 0.75%. The Credit Facility expires on May 31, 2002. On that date, a maximum of $25 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates. The Credit Facility is not collateralized and requires us to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of our operations, with which we are currently in compliance.

     During fiscal 1999, our total capital expenditures were $38.6 million, most of which were related to our restaurant operations. For fiscal 2000, we currently estimate our total capital expenditure requirement to range between $30-$35 million, excluding approximately $6-$7 million of expected noncapitalizable restaurant preopening costs and net of agreed-upon landlord construction contributions. This estimate contemplates as many as seven new restaurants to be opened during fiscal 2000 and also provides for an anticipated increase in construction-in-progress disbursements for anticipated fiscal 2001 openings. We generally lease the land and building shells for our restaurant locations and expend cash for leasehold improvements and furnishings, fixtures and equipment.

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

     We are authorized to repurchase up to 1,125,000 shares of our common stock for reissuance upon the exercise of stock options under our current stock option plans. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. Under this authorization, we have repurchased a total of 504,000 shares at a total cost of approximately $7.1 million as of September 26, 2000. Share repurchases occurred during fiscal 1999 and 2000.

Year 2000 Readiness

     To address the year 2000 issue, we began to formulate a plan during fiscal 1998 to assess, remediate and test all mission-critical internal computer systems and processes. Our plan also includes an assessment of the readiness of key suppliers of mission-critical goods and services to our restaurant and bakery operations. All phases of our year 2000 readiness plan were completed as scheduled. To date, we have not experienced any year 2000 issues with respect to our internal computer systems and key supplies, and we did not experience any loss of revenues as a result of the issue. Our total costs to address the year 2000 issue were not material, and any additional costs are expected to be minimal. Although we have not experienced any year 2000 issues to date and believe that it is unlikely that any such issues will arise in the future, there can be no assurance that unforeseen year 2000 issues will not arise in the future and adversely affect our results of operations, liquidity and financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to our $25 million revolving credit and term loan facility (the “Credit Facility”). There were no borrowings outstanding under the Credit Facility during the thirty-nine weeks ended September 26, 2000. Borrowings under the Credit Facility bear interest at variable rates based on either the prime rate of interest, the lending institution’s cost of funds plus 0.75% or LIBOR plus 0.75%. A hypothetical 1% interest rate change would not have a material impact on our results of operations.

     A change in market prices also exposes us to market risk related to our investments in marketable securities. As of September 26, 2000, we held $51.7 million in marketable securities. A hypothetical 10% decline in the market value of those securities would result in a $5.2 million unrealized loss. This hypothetical decline would not affect cash flow from operations and would not have an impact on net income until the securities were actually disposed of.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. None.

(b)	Reports on Form 8-K. None.

13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHEESECAKE FACTORY INCORPORATED

Date: October 27, 2000

By: /s/ DAVID M. OVERTON —————————————— David M. Overton Chairman of the Board, President and Chief Executive Officer

By: /s/ GERALD W. DEITCHLE —————————————— Gerald W. Deitchle Executive Vice President and Chief Financial Officer

14