Form 10-K
period 2001-01-02
CHEESECAKE FACTORY INCORPORATED
filed 2001-03-08
CIK 887596

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended January 2, 2001
Commission File Number 0-20574

THE CHEESECAKE FACTORY INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0340466 (IRS Employer Identification No.)

26950 Agoura Road Calabasas Hills, California (Address of principal executive offices)	91301 (Zip Code)

(818) 871-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
Preferred Stock Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. |X|

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 26, 2001 was $1,164,996,591.

     As of February 26, 2001, 31,580,169 shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

Documents Incorporated by Reference

     Part III incorporates information by reference from the definitive proxy statement for the 2000 Annual Meeting of Stockholders to be held on May 24, 2001.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-K which are not historical facts may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Such risks, uncertainties, and other factors include, but are not limited to: changes in general economic conditions which affect consumer spending for restaurant dining occasions; increasing competition in the upscale casual dining segment of the restaurant industry; adverse weather conditions which impact customer traffic at the Company’s restaurants in general and which cause the temporary underutilization of outdoor patio seating available at several of the Company’s restaurants; various factors which increase the cost to develop and/or delay the development and opening of the Company’s new, highly customized restaurants, including factors under the influence and control of the Company’s landlords; changes in the availability and/or cost of raw materials, management and hourly labor, energy or other resources necessary to successfully operate the Company’s restaurants and bakery production facility; the Company’s ability to raise prices sufficiently to offset cost increases; the success of strategic and operating initiatives, including new restaurant concepts and new bakery products; depth of management; adverse publicity about the Company, its restaurants or bakery products; the Company’s dependence on a single bakery production facility; the Company’s ability to obtain and retain customers for its bakery operations; changes in timing and/or scope of the purchasing plans of bakery customers which cause fluctuations in bakery sales and the Company’s consolidated operating results; the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support the Company’s growing operations; relations between the Company and its employees; the availability, amount, type, and cost of capital for the Company and the deployment of such capital; changes in, or any failure to comply with, governmental regulations; the revaluation of any of the Company’s assets; the amount of, and any changes to, tax rates; and other factors referenced in this Form 10-K.

ITEM 1:  BUSINESS

General

     As of February 26, 2001, The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we”, “us” and “our”) operated 41 upscale, full-service, casual dining restaurants under The Cheesecake Factory® mark in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Missouri, Nevada, New Jersey, New York, Ohio, Rhode Island, Texas and Washington, DC. We also operated Grand Lux Cafe®, an upscale casual dining restaurant located in the Venetian Resort-Hotel-Casino in Las Vegas, Nevada; two self-service, limited menu “express” foodservice operations under The Cheesecake Factory Express® mark inside the DisneyQuest® family entertainment centers in Orlando, Florida and Chicago, Illinois; and a bakery production facility. We also licensed three bakery cafes under The Cheesecake Factory mark to another foodservice operator.

     Our full-service Cheesecake Factory restaurants offer approximately 200 menu items including appetizers, pizza, seafood, steaks, chicken, burgers, pasta, specialty items, salads, sandwiches, omelets and desserts including approximately 40 varieties of cheesecake and other baked desserts. In contrast to many chain restaurant operations, substantially all menu items (except desserts manufactured at our bakery production facility) are prepared on the restaurant premises using high quality, fresh ingredients based on innovative and proprietary recipes. We believe our restaurants are recognized by consumers for offering exceptional value with generous food portions at moderate prices. Our restaurants possess a distinctive, contemporary design and decor that creates a high-energy ambiance in a casual setting. Our full-service Cheesecake Factory restaurants currently range in size from 5,400 to 17,300 interior square feet, provide full liquor service and are generally open seven days a week for lunch and dinner, including Sunday brunch. Restaurant sales represented 92.9%, 92.2% and 91.8% of our total revenues for fiscal 2000, 1999 and 1998, respectively.

     We believe our ability to select suitable locations and operate successful restaurants, coupled with the continuing popularity of our restaurant concept with consumers, is reflected in our average food and beverage sales per restaurant which we believe are among the highest of any publicly-held restaurant company. Average sales per full-service restaurant open for the full year were approximately $10.6 million, $10.3 million and $10.1 million for fiscal 2000, 1999 and 1998, respectively. Since each of our restaurants has a customized layout and differs in size (measured in square feet), we believe the most effective method to measure sales productivity is by square foot. Average sales per productive square foot (defined as interior plus patio square feet, seasonally adjusted) for full-service restaurants open for the full year were approximately $976, $942 and $907 for fiscal 2000, 1999 and 1998, respectively.

     We intend to continue developing full-service restaurants in high profile locations within densely populated areas. During fiscal 2000, we opened seven full-service restaurants under The Cheesecake Factory mark. Our primary restaurant expansion objective is to increase our total restaurant productive square feet and operating weeks by approximately 24% to 25% during each of fiscal 2001 and 2002. We currently expect to open as many as 10 to 11 additional restaurants during fiscal 2001. As of February 26, 2001, seven leases and several letters of intent have been signed for potential restaurant openings during fiscal 2001 and 2002.

     Our operations originated in 1972 as a producer and distributor of high quality cheesecakes and other baked desserts. Our first restaurant opened in Beverly Hills, California in 1978 for the primary purpose of promoting the sale of cheesecakes and other baked desserts to other foodservice operators, retailers and distributors (“bakery sales”). Although our restaurant operations have grown substantially during recent years, we continue to focus on increasing branded and private-label sales of bakery products in order to leverage our brand identity with consumers and to take advantage of current excess bakery production capacity. Bakery sales represented 7.1%, 7.8% and 8.2% of our total revenues for fiscal 2000, 1999 and 1998, respectively.

     Our principal business strategy is to develop and operate full-service Cheesecake Factory restaurants on a national scale, supported by our bakery production operations. Our competitive positioning is focused on offering consumers broad selections of high quality food and desserts at exceptional value in distinctive settings with superior customer service. In addition to expanding our full-service restaurants, we plan to selectively pursue other opportunities to leverage the competitive strengths of our restaurant and bakery operations, which may include new restaurant concepts and new bakery product lines and distribution channels. In order to facilitate our expansion strategy, we plan to continue building our operating and corporate support infrastructure to focus on achieving optimal leverage and efficiencies in all of our operations.

     In February 1992, the Company was incorporated in Delaware to succeed to the restaurant and bakery businesses of its predecessors operating under The Cheesecake Factory mark. Our initial public offering of common stock was completed in September 1992. Follow-on public offerings were completed in January 1994 and November 1997. Our executive offices are located at 26950 Agoura Road, Calabasas Hills, California 91301, and our telephone number is (818) 871-3000. Our internet site can be accessed at www.thecheesecakefactory.com.

Competitive Positioning

     The key elements of our competitive positioning are as follows:

     Extensive, Creative and Contemporary Menu and Bakery Product Offerings. Our restaurants offer approximately 200 items, including appetizers, pizza, seafood, steaks, chicken, burgers, pasta, specialty items, salads, sandwiches, and omelets. The menu is generally updated twice each year to respond to changing consumer dining preferences and trends. Our bakery production facility produces over 50 varieties of quality cheesecake and other baked desserts, of which approximately 40 varieties are offered at any one time in our restaurants.

     High Quality Products. Substantially all menu items (except the desserts manufactured at the Company’s bakery production facility) are prepared on the restaurant premises using high quality, fresh ingredients based on innovative and proprietary recipes. We use high quality dairy and other raw ingredients in our bakery products.

     Exceptional Value. We believe our restaurants are recognized by consumers for offering exceptional value with generous food portions at moderate price points. The average check per restaurant guest, including beverages and desserts, was approximately $15.40, $15.00 and $14.65 for fiscal 2000, 1999 and 1998, respectively.

     Superior Service. Our goal is to consistently meet or exceed the expectations of every restaurant guest in all facets of the dining experience. We believe that our restaurant-level employee recruitment, selection, training and incentive programs allow us to attract and retain qualified employees (staff members) who are motivated to provide consistent excellence in customer service.

     Flexible Kitchen Capabilities and Operating Systems. Our restaurants have been strategically designed with sufficient capacity, equipment and operating systems to allow for the successful preparation and delivery of an extensive, contemporary and flexible menu which requires multiple food preparation and cooking methods executed simultaneously.

     Distinctive Restaurant Design and Decor. Our restaurants have a distinctive contemporary design and decor that creates a high-energy, “non-chain” image and ambiance in a casual setting. Whenever possible, outdoor patio seating is also incorporated in the design of the restaurants, thus allowing for additional restaurant capacity (weather permitting) at a relatively low occupancy cost per seat.

     High Profile Restaurant Locations and Flexible Site Layouts. We locate our restaurants in high profile locations within densely populated areas with a balanced mix of residences, businesses, shopping and entertainment outlets. In contrast to many “theme” restaurant operations that rely heavily on tourist traffic, our restaurants principally rely on the visit frequency and loyalty of consumers who work, reside or shop near each of our restaurants. The design of our restaurants is flexible to accommodate a wide variety of urban and suburban site layouts, including multi-level locations.

     Commitment to Selecting, Training, Rewarding, and Retaining High Quality Employees. We believe our employee recruitment and selection criteria are among the most rigorous in the restaurant industry. By providing extensive training and innovative compensation programs, we believe our employees develop a sense of personal commitment to our core values and culture of customer service. We believe these programs have resulted in employee turnover rates which are generally lower than average for the restaurant industry.

The Cheesecake Factory Restaurant Concept and Menu

     The Cheesecake Factory strives to provide a distinctive dining experience at an exceptional value by offering an extensive, original and evolving menu in an upscale, high energy casual setting with efficient, attentive and friendly service. As a result, our restaurants appeal to a diverse customer base. The Cheesecake Factory’s extensive menu enables the concept to compete for substantially all dining preferences and occasions, including the mid-afternoon and late-night dayparts which are traditionally weaker dayparts for most chain restaurant operations. Our restaurants are not open for breakfast, but do offer Sunday brunch. All of our restaurants are open seven days a week. All items on the menu, including approximately 40 varieties of cheesecake and other quality baked desserts, may be purchased for off-premise consumption, which represents approximately 10% of total restaurant sales.

     Our menu currently consists of approximately 19 pages and features approximately 200 items including appetizers, pizza, seafood, steaks, chicken, burgers, specialty items, pastas, salads, sandwiches and omelets. Examples of menu offerings include Tex-Mex Eggrolls, Roadside Sliders, Crusted Chicken Romano, Shrimp Scampi, Cajun Jambalaya Pasta, Santa Fe Salad, Orange Chicken and Caribbean Steak. Menu items (except those desserts manufactured at our bakery production facility) are prepared daily on the restaurant premises with high quality, fresh ingredients using innovative and proprietary recipes. We consider the extensive selection of items on our menu to be an important factor in the differentiation of our restaurants from our competitors. Menu entrees range in price from approximately $5.95 to $23.95. Appetizers range in price from $3.00 to $8.95, and desserts range from $3.95 to $6.95. The average check per customer at our restaurants, including beverages and desserts was approximately $15.40, $15.00 and $14.65 for fiscal 2000, 1999 and 1998, respectively.

     One of our competitive strengths is our ability to anticipate consumer dining and taste preferences and adapt our menu to the latest trends in food consumption. We develop new menu items to keep pace with changing consumer tastes and preferences and regularly update our ingredients and cooking methods to improve the quality and consistency of our food offerings. Generally every six months, we review the appeal and pricing of all of our menu items and either update or replace as many as 10 to 20 of the items. All new menu items are tested and selected based on uniqueness, sales popularity, ease of preparation and profitability.

     Our ability to create, promote and attractively display our unique line of baked desserts is also important to the competitive positioning and financial success of our restaurants. We believe that our brand identity and reputation for offering high quality desserts results in a higher percentage of dessert sales relative to that of most chain restaurant operators. Dessert sales represented approximately 15% of total restaurant sales for fiscal 2000, 1999 and 1998.

     Each restaurant maintains a full-service bar where appetizers or the full menu may also be purchased. The sale of alcoholic beverages represented approximately 13% of total restaurant sales for fiscal 2000, 1999 and 1998. We believe the majority of alcoholic beverage sales occur with meal purchases.

     We place significant emphasis on the unique interior design and decor of our restaurants which results in a higher investment per square foot of restaurant space than is typical for the industry. However, each of our restaurants has historically generated annual sales per square foot that is also typically higher than other competitors in the industry. We believe the stylish restaurant design and decor package contribute to the distinctive dining experience enjoyed by our customers. Each restaurant features large, open dining areas and a contemporary kitchen design featuring exhibition cooking. Five restaurants offer banquet facilities. Approximately two-thirds of our restaurants offer outdoor patio seating (weather permitting), and three of our restaurants overlook waterfronts which complement the overall dining experience. The table and seating layouts of our restaurants are flexible, permitting tables and seats to be easily rearranged to accommodate large groups or parties, thus permitting more effective utilization of seating capacity. See “Restaurant Sales and Investment Characteristics.”

Restaurant Locations and Site Selection

     As of February 26, 2001, we operated 41 upscale, full-service casual dining restaurants under The Cheesecake Factory mark in 16 states and the District of Columbia. We also operated Grand Lux Cafe at the Venetian-Resort-Hotel-Casino in Las Vegas, Nevada and two self-service, limited menu “express” operations at DisneyQuest-Orlando and Chicago under The Cheesecake Factory Express mark. We also licensed three bakery cafes under The Cheesecake Factory mark to another foodservice operator. The following table sets forth information with respect to our restaurant locations:

Existing Restaurant Locations

Restaurant Location	Opening Year	Approximate Interior Square Feet(1)		Approximate Interior Seats(2)
Beverly Hills, CA	1978	5,400		160
Marina del Rey, CA	1983	6,000		195
Redondo Beach, CA	1988	14,000	(3)	500
Woodland Hills, CA	1989	10,500		323
Washington, DC	1991	12,500		410
Newport Beach, CA	1993	9,500		252
Brentwood, CA	1993	7,000		200
Atlanta, GA (Buckhead)	1993	14,000		446
North Bethesda, MD	1994	9,900		265
Coconut Grove, FL	1994	6,100		193
Boca Raton, FL	1995	15,800		426
Chicago, IL	1995	15,600		430
Houston, TX	1995	12,500		336
Boston, MA	1995	10,600		292
Skokie, IL	1996	17,300		439
Baltimore, MD	1996	7,200		258
Kansas City, MO	1996	12,800		264
Pasadena, CA	1997	8,000		212
Denver, CO	1997	11,500		280
Westbury, NY	1997	12,700		350
Las Vegas, NV (Forum Shops)	1997	11,500		375
Cambridge, MA	1997	9,600		275
Miami, FL	1997	10,000		312
Aventura, FL	1998	10,500		285
Orlando, FL (DisneyQuest)	1998	8,900		150
Irvine, CA	1998	7,500		182
Dallas, TX	1998	10,000		292
Sunrise, FL	1998	9,200		260
San Diego, CA	1999	8,800		252
Thousand Oaks, CA	1999	6,500		180
Las Vegas, NV (Grand Lux Cafe)	1999	19,100		550
Chicago, IL (DisneyQuest)	1999	6,300		105
Columbus, OH	1999	10,700		292
Boulder, CO	1999	8,000		222
Providence, RI	1999	9,400		329
Mission Viejo, CA	1999	8,500		208
San Francisco, CA	2000	11,000		280
Atlanta, GA (Perimeter Mall)	2000	10,000		282
Scottsdale, AZ	2000	9,700		276
Indianapolis, IN	2000	11,600		312
West Palm Beach, FL	2000	8,500		254
Frisco (Dallas), TX	2000	10,500		317
Hackensack, NJ	2000	10,500		298
Schaumburg, IL	2001	10,400		301

Total		455,600		12,820

(1)	Excludes outside patio area, if applicable.

(2)	Average seats, including bar and banquet facilities. Excludes outdoor patio seating of approximately 22 at Beverly Hills, 256 at Marina del Rey, 125 at Redondo Beach, 92 at Woodland Hills, 112 at Brentwood, 138 at Atlanta, 80 at Chicago, 40 at Boston, 132 at Baltimore, 125 at Kansas City, 80 at Denver, 40 at Cambridge, 68 at Aventura, 62 at Irvine, 32 at Dallas, 120 at Sunrise, 110 at San Diego, 65 at Thousand Oaks, 46 at Boulder, 79 at Mission Viejo, 105 at San Francisco, 70 at Atlanta (Perimeter), 80 at Scottsdale, 42 at Indianapolis, 118 at West Palm Beach, 62 at Frisco, and 43 at Hackensack. Outdoor patio seating is typically available, weather permitting, in the Southern California and South Florida locations during most of each year and during the spring and summer seasons for the other locations.

6

(3)	Excludes approximately 7,000 square feet of dedicated banquet space.

     While our restaurants typically share common interior decor elements, the layouts of our restaurants differ to accommodate the different types of buildings and the different square feet of available space. Restaurants have been opened both as freestanding structures and as components of existing shopping malls, entertainment centers and office complexes, and are located in both urban and suburban areas.

     We believe the locations of our restaurants are critical to our long-term success and we devote significant time and resources to analyzing each prospective site. Since the Cheesecake Factory concept can be executed within a wide range of restaurant sizes and site types, we can be highly selective in choosing suitable locations. In general, we prefer to open our restaurants at high profile sites within larger metropolitan areas with dense population and above-average household incomes. In addition to carefully analyzing demographic information for each prospective site, we consider other factors such as visibility, traffic patterns and general accessibility; the availability of suitable parking; the proximity of residences and shopping areas, office parks and tourist attractions; the degree of competition within the site’s trade area; and the general availability of restaurant-level employees. In contrast to many “theme” restaurant operations that rely heavily on tourist traffic, our restaurants principally rely on the visit frequency and loyalty of consumers who work, reside or shop in each of our trade areas.

     We currently lease all of our restaurant locations for primary terms of 10-20 years and currently have no plans to own any real estate (land or buildings) for our restaurants. We currently own substantially all of the equipment in our restaurants and plan to do so in the future. We believe the relatively high and consistent sales productivity of our restaurants provides opportunities to obtain suitable leasing terms from landlords, including contributions toward restaurant development and construction costs in many cases. Due to the uniquely flexible and customized nature of our restaurant operations and the complex design, construction and preopening processes for each new location, our lease negotiation and restaurant development timeframes vary from location to location and can be subject to unforeseen delays. Our entire development process typically ranges from six to eighteen months after lease signing, depending on the timing of the delivery of the leased premises to us from the landlord, which may be subject to factors outside of the landlord’s control.

     As a result of the highly customized and operationally complex nature of our restaurants, the restaurant preopening process is extensive and costly relative to that of most chain restaurant operations. Effective with fiscal 1998, our definition of preopening costs was modified to include only those non-capitalizable, incremental out-of-pocket costs that are directly related to the openings of new restaurants. Preopening costs include, but are not limited to: costs to relocate and compensate restaurant management employees prior to opening; costs to recruit and train hourly restaurant employees; and costs for practice service activities prior to opening. Preopening costs will vary from location to location depending on a number of factors, which include the proximity of our existing restaurants; the size and physical layout of each location; the relative difficulty of the restaurant staffing process; and travel and lodging costs for our corporate opening team and support staff. Our direct preopening cost for a 10,000 square foot, single-story restaurant in an established Company market averages approximately $600,000 to $700,000. Preopening costs may be higher for new markets and for newer concepts such as Grand Lux Cafe. During fiscal 1998, we elected early adoption of AICPA Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-Up Activities,” which requires most business entities to expense preopening costs as they are incurred.

     The timing and number of new restaurants we actually open will depend on a number of factors including, but not limited to: the availability of suitable locations and leases for such locations; the availability of suitable financing to construct and open our restaurants; our ability to obtain all necessary governmental licenses and permits to operate the restaurants; our ability to successfully manage the development and preopening processes for each restaurant; the availability of suitable restaurant management and hourly employees; and general economic conditions.

Expansion Strategy

     We currently plan to continue to expand our restaurant operations principally through the opening of additional upscale, casual dining restaurants under The Cheesecake Factory mark. We also plan to take advantage of opportunities to leverage our operational strengths in other venues. The following table sets forth information with respect to future full-service restaurant locations under development as of February 26, 2001 for which leases have been signed:

Future Restaurants with Signed Leases

Location	Potential Opening Year	Approximate Interior Square Feet
Phoenix, Arizona	Fiscal 2001	9,400
Seattle, Washington	Fiscal 2001	10,700
Orlando, Florida	Fiscal 2001	13,200
Sherman Oaks, California	Fiscal 2001	9,500
Los Angeles, California (Grand Lux Cafe)	Fiscal 2001	12,000
Chandler, Arizona	Fiscal 2001	11,400
Chicago, Illinois (Grand Lux Cafe)	Fiscal 2002	21,300

     We are currently negotiating leases for potential future locations and have signed non-binding letters of intent to lease several locations that could potentially open during fiscal 2001 and 2002. From time to time, we will evaluate opportunities to acquire and convert other restaurant locations to the Cheesecake Factory concept. However, we currently have no binding commitments (other than the signed leases set forth in the table above) or agreements to acquire or convert any other restaurant locations to our concepts.

     In May 1999, we opened Grand Lux Cafe at the Venetian Resort-Hotel-Casino in Las Vegas, Nevada. Grand Lux Cafe is an upscale, casual dining concept with menu presentations and operating systems that are similar to that of the Cheesecake Factory concept. The menu at Grand Lux Cafe offers approximately 150 menu items including appetizers, pasta, seafood, steaks, chicken, burgers, salads, specialty items and desserts. A full-service bar is also included in the concept. Based upon the initial success of the concept in Las Vegas, we currently plan to open two additional Grand Lux Cafes (Los Angeles in fiscal 2001 and Chicago in fiscal 2002) in order to more fully evaluate its expansion potential.

     We developed a bakery cafe format during fiscal 1997 to extend The Cheesecake Factory brand and provide a potential additional source of sales and operating leverage for our bakery production facility. As of February 26, 2001, there were three licensed bakery cafe outlets in operation which range in size from 250 to 2,000 square feet and feature many of our unique desserts and a limited selection of beverages, sandwiches and salads in a self-service format. The first bakery cafe opened in July 1997 in the Ontario Mills shopping mall complex near Los Angeles, followed by the opening of two kiosk-type outlets in August 1997 located in the Ronald Reagan National Airport in Washington, DC. A third licensed bakery cafe opened at the MacArthur Center in Norfolk, Virginia in August 1999. All bakery cafes are operated by Host Marriott Services Corporation under licensing agreements with us. As of February 26, 2001, we had no binding commitments to license any future bakery cafes.

     The Cheesecake Factory Express is currently the exclusive foodservice operator for the two DisneyQuest family entertainment centers located in Orlando, Florida and Chicago, Illinois. DisneyQuest features innovative, interactive technologies together with Disney characters to create an entertainment adventure for families and guests of all ages. Our foodservice operation in DisneyQuest consists of a limited selection of the Cheesecake Factory’s quality menu items and desserts in a self-service format at an average check of approximately $7.50 per guest. As of February 26, 2001, we had no binding commitments to develop and operate any additional “express” operations.

Restaurant Sales and Investment Characteristics

     Since each of our restaurants has a customized layout and differs in size (measured in square feet), we believe the most effective method to measure the unit economics of our concepts is by square foot. Average sales per productive square foot for our full-service restaurants open during the entire period were $976, $942 and $907 for fiscal 2000, 1999 and 1998, respectively. We currently lease the land and building shell for each of our restaurants, but are required to expend cash for leasehold improvements and furnishings, fixtures and equipment which is targeted, on average, from $375 to $425 per square foot (excluding preopening costs and landlord construction contributions). We seek to obtain construction contributions for permanent improvements from our landlords that, if obtained, usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. While we have been generally successful in obtaining landlord construction contributions in the past, there can be no assurance that such contributions will be available in similar amounts, if at all, for every potential location we seek to develop into a new restaurant. On average, we target a minimum 2.5 to 1 sales-to-cash investment ratio and a 50% cash-on-cash return when evaluating potential restaurant locations. If we select a potential restaurant location for acquisition and development, the actual performance of the location may differ from its originally targeted performance.

Restaurant Operations and Management

     Our ability to successfully and correctly execute a high quality, complex menu and effectively manage high volume restaurants is critical to our overall success. Detailed operating procedures, standards, controls, food line management systems, and cooking methods and processes have been implemented at our restaurants to accommodate our extensive menu and relatively high sales productivity. However, the successful day-to-day operation of our restaurants remains critically dependent on the quality, ability, dedication and enthusiasm of the general manager, executive kitchen manager and all other management and hourly employees working at each restaurant.

     Excluding the Cheesecake Factory and Grand Lux Cafe restaurants located in Las Vegas (which are both open 365 days a year), our restaurants are open every day of the year except Thanksgiving and Christmas. Hours of operation are generally from 11:00 a.m. to 11:00 p.m., except for Sunday when the restaurants open at 10:00 a.m. for brunch. Additionally, most restaurants remain open past midnight on weekends. Outdoor patio seating is available (weather permitting) at approximately two-thirds of our restaurants.

     We believe the relatively high average sales volume and popularity of our restaurants with consumers allow us to attract and retain higher quality, experienced restaurant-level management and other operational personnel. We also believe our restaurants have experienced a lower level of employee turnover than the restaurant industry in general. Each full-service restaurant is typically staffed with one general manager, one executive kitchen manager and from six to sixteen additional management personnel, depending on the sales volume of each restaurant. On average, general managers possess at least five years of experience with us and typically have at least five additional years of management experience with other foodservice operators. All restaurant management personnel complete an extensive training program during which they receive both classroom and on-the-job instruction in food quality and preparation, customer service, alcoholic beverage service, liquor liability avoidance, financial management and cost controls, risk management and human relations. We also provide our restaurant managers with detailed manuals covering food and beverage standards and the proper operation of our restaurants. We are committed to operational excellence in every component of our restaurant operations.

     Efficient, attentive and friendly guest service is integral to our overall concept and brand identity. Each full-service restaurant is staffed, on average, with approximately 200 hourly employees. We require each hourly employee to participate in a formal training program for their respective position in the restaurant. For example, new servers at each restaurant currently participate in approximately three weeks of training during which the server works under the supervision of restaurant management. We strive to instill enthusiasm and dedication in our employees and regularly solicit suggestions concerning restaurant operations and all aspects of our business.

     Our success will continue to be highly dependent upon our ability to attract, develop and retain qualified employees who are capable of successfully managing high volume restaurants and consistently executing our extensive and complex menu. The availability and retention of qualified restaurant management employees continues to be a significant industry-wide challenge facing chain restaurant operators. To enable us to more effectively compete for and retain the highest quality restaurant management personnel available, we maintain an innovative and comprehensive compensation program for our restaurant general managers and executive kitchen managers. Each participant in the program receives a competitive base salary and has the opportunity to earn an annual cash bonus (calculated and paid quarterly) based on the performance of his or her restaurant. Participating restaurant general managers also are eligible to utilize a company-leased vehicle, for which all nonbusiness use thereof is valued and added to the participants’ taxable income pursuant to income tax regulations. A longer-term capital accumulation opportunity, based principally on stock options, is also available to participating restaurant general managers and executive kitchen managers which is dependent upon the participants’ extended service with us in their respective positions (at least five years) and their achievement of certain agreed-upon performance objectives during that five-year period.

     Each of our restaurant general managers reports to an area director of operations, who typically supervises the operations of five to seven restaurants, depending upon geographical and management experience considerations. In turn, each area director of operations currently reports to the senior vice president for restaurant operations. Our restaurant field supervision organization also includes area kitchen operations managers and performance development professionals who are responsible for managing new restaurant openings and training for all operational employees. As we open new restaurants, our field supervision and performance development resources will also expand appropriately.

     We maintain financial and accounting controls in our restaurants through the use of a point-of-sale (POS) cash register and personal computer system in each location. The POS and personal computer system provides our restaurant management with daily and weekly information regarding sales, cash receipts, inventory, food and beverage costs, labor costs and other controllable operating expenses. Each restaurant also has an onsite accounting technician who assists in the accumulation and processing of accounting and other administrative information.

     During the fourth quarter of fiscal 2000, we began installing new computer technology into our restaurants which is intended to improve our operating efficiencies and reporting capabilities. All of our restaurants are being outfitted with a new POS system that incorporates the latest technology for such systems and an automated front desk management system that should allow us to better optimize our seating capacity and increase our speed of operations. We anticipate that substantially all our restaurants will have this new technology before the third quarter of fiscal 2001.

Bakery Operations

     The Company originated in 1972 as a producer and distributor of high quality cheesecakes and other baked desserts. The creation, production and marketing of quality cheesecakes and other baked desserts remain a cornerstone of our brand identity. At our state-of-the-art bakery production facility, we produce approximately 50 varieties of cheesecake based on our proprietary recipes. Some of our popular cheesecakes include the Original Cheesecake, White Chocolate Raspberry Truffle®, Chocolate Peanut Butter Cookie-Dough, Kahlua Almond Fudge, Dutch Apple Caramel Streusel, Fresh Strawberry and Triple Chocolate Brownie Truffle®. Other popular baked desserts include chocolate fudge cake, carrot cake, blackout cake and apple dumplings. In the aggregate, our bakery production facility currently produces approximately 500 product SKUs.

     The commissary role of our bakery operations is to produce innovative, high quality cheesecakes and other baked desserts for sale at our restaurants. Dessert sales represented approximately 15% of our total restaurant sales for both fiscal 2000 and 1999 and are important to restaurant-level profitability. We also market our cheesecakes and other baked products on a wholesale basis to other foodservice operators, retailers and distributors. Approximately 65% to 70% of our bakery’s production is currently devoted to these customers. The remaining 30% to 35% of production is devoted to supplying our restaurants. Cheesecakes and other items produced for outside accounts are marketed under The Cheesecake Factory mark as well as private labels. Current large-account customers include warehouse club operators, institutional foodservice marketers and distributors, supermarkets, and other restaurant and foodservice operators. Sales to warehouse club operators represented approximately 55% and 57% of our total bakery sales for fiscal 2000 and 1999, respectively. Our bakery products are delivered daily to customers in the Southern California area by our delivery vehicles, and are shipped throughout the United States by common carrier. We also contract with an outside fulfillment company to process our mail order sales. Frozen bakery products are also shipped internationally.

     As a result of our growth plans and the ultimate capacity constraints of our former bakery production facility, we substantially completed the construction of a new 60,000 square foot bakery production facility and corporate center in Calabasas Hills, California during fiscal 1995, of which approximately 45,000 square feet is currently devoted to bakery production. The new production facility was fully commissioned from an engineering and operational perspective in October 1996 at a total cost of approximately $18.6 million. We currently own the land, building and all of the equipment at the production facility. By the end of fiscal 2000, our bakery facility operated at approximately 60% to 65% of its practical capacity. We believe that our capacity utilization rate could increase to approximately 70% to 75% on a run-rate basis by the end of fiscal 2001 based on our expected production plan for the year. During fiscal 2001, we will begin to evaluate alternatives to increase our future bakery production capacity.

Advertising and Promotion

     We compete in the upscale, casual dining segment of the restaurant industry. This segment is generally positioned between easily-replicated casual dining operations and highly customized, expensive “fine dining” operations. We believe our commitment to providing consistent, exceptional value to consumers in an upscale, casual dining environment continues to be the most effective approach to attracting and retaining customers. Accordingly, we have historically focused our resources on consistently meeting and exceeding customer expectations and have relied primarily on high profile locations, operational excellence and “word of mouth” advertising to attract and retain customers. We would consider more traditional forms of advertising if the need arose. During fiscal 2000, our expenditures for advertising were less than 1% of total revenues.

     We believe that our commitment to delivering exceptional value to our customers has enabled our newer restaurants to benefit from the name recognition and reputation for quality developed by our existing restaurants. From time to time, we participate in local promotional activities of a community service nature in each of our restaurant trade areas. With respect to our bakery operations, we currently maintain a full-time staff of seven sales and marketing employees and three product development employees. Additionally, we utilize outside foodservice brokers from time to time for certain bakery products and distribution channels.

Purchasing and Distribution

     We strive to obtain quality menu ingredients, raw materials and other supplies and services for our operations from reliable sources at competitive prices. We continually research and evaluate various ingredients and products in an effort to maintain high quality and to be responsive to changing consumer tastes. Other than for cheesecakes and other baked products, our restaurants do not utilize a central food commissary. Substantially all menu items are prepared from scratch using fresh ingredients. In order to maximize purchasing efficiencies and to provide for the freshest ingredients for our menu items while obtaining the lowest possible prices for the required quality and consistency, each restaurant’s management determines the quantities of food and supplies required and orders the items from local and regional suppliers on terms negotiated by each restaurant’s management or by our centralized purchasing staff. We believe that all essential food and beverage products are available from several qualified suppliers in all cities in which our operations are located. Most food and supply items are delivered daily to our restaurants by independent foodservice distributors, including the largest foodservice distributor in North America.

Competition

     The restaurant industry is highly competitive. There are a substantial number of restaurant operations that compete directly and indirectly with us, many of which have significantly greater financial resources, higher revenues and greater economies of scale. The restaurant business is often affected by changes in consumer tastes and discretionary spending patterns; national and regional economic conditions; demographic trends; the cost and availability of raw materials, labor and energy; purchasing power; governmental regulations and local competitive factors. Any change in these or other related factors could adversely affect our restaurant operations. Multi-unit foodservice operations such as ours can also be substantially affected by adverse publicity resulting from food quality, illness, injury, health concerns or operating issues stemming from a single restaurant or, with respect to our bakery operations, a single production run of bakery products. We attempt to manage these factors, but the occurrence of any one of these factors could cause our entire Company to be adversely affected. With regard to our bakery operations, competition within the premium baked dessert market has historically been regional and fragmented. However, overall competition within that market remains intense. We believe that our restaurant and bakery operations compete favorably with consumers on the critical attributes of quality, variety, taste, service, consistency and overall value.

Government Regulation

     We are subject to various federal, state and local laws affecting our business. Each of our restaurants is subject to licensing and regulation by a number of governmental authorities which may include alcoholic beverage control, health and safety and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development of new restaurants in particular areas. However, we believe that we are in compliance in all material respects with all relevant governmental regulations, and we have not experienced abnormal difficulties or delays in obtaining the required licenses or approvals required to open any new restaurant to date.

     Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities for licenses and permits to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. We have not encountered any material problems relating to alcoholic beverage licenses to date. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect our ability to obtain such licenses elsewhere.

     We are subject to “dram-shop” statutes in most of the states in which we have operations, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance that we believe is consistent with coverage carried by other entities in the restaurant industry. Even though we are covered by general liability insurance, a judgment against us under a “dram-shop” statute in excess of our liability coverage could have a material adverse effect on our operations.

     Various federal and state labor laws govern our relationship with our employees, including such matters as minimum wage and citizenship requirements, overtime, safety and other working conditions. Significant additional government-imposed increases in minimum wages, paid leaves of absence and mandated health benefits, or increased tax reporting and tax payment requirements for our employees who receive gratuities could be detrimental to the profitability of our restaurants and bakery operations. Even though we carry employment practices insurance, a settlement or a judgment against us in excess of our coverage limitations could have a material adverse effect on our operations. We are not aware of any environmental regulations that have had a material effect on our operations to date.

Employees

     As of February 26, 2001, we employed approximately 10,400 persons of which approximately 9,930 employees worked in our restaurants, approximately 350 worked in our bakery operations and approximately 120 employees worked in our corporate center and restaurant field supervision organization. None of our employees are currently covered by collective bargaining agreements, and we have never experienced an organized work stoppage, strike or labor dispute. We believe our working conditions and compensation packages are generally comparable with those offered by our competitors and consider overall relations with our employees to be favorable.

Trademarks

     We have registered, among other marks, “The Cheesecake Factory”, “Grand Lux Cafe”, “The Cheesecake Factory Bakery”, “The Cheesecake Factory Express” and “The Cheesecake Factory Bakery Cafe” as trademarks with the United States Patent and Trademark Office. Additional trademark applications are pending. We regard our trademarks as having substantial value and as being important factors in the marketing of our restaurants and bakery products. We have registered, or have pending applications to register, one or more of our trademarks in more than 70 foreign countries, although there can be no assurance that our name and marks are registerable in every country for which registration is being sought.

Executive Officers

     David Overton, age 54, co-founded our predecessor company in 1972 with his parents. He has served as our Chairman of the Board, President and Chief Executive Officer since the Company was incorporated in February 1992.

     Gerald W. Deitchle, age 49, joined the Company as Senior Vice President, Finance and Administration and Chief Financial Officer in July 1995. He was named Executive Vice President and Chief Financial Officer in March 1997. From September 1984 to June 1995, Mr. Deitchle was employed by Long John Silver’s Restaurants, Inc. and its predecessor company in various executive and financial management positions.

     Linda J. Candioty, age 46, joined our predecessor in 1977 and currently serves as Executive Vice President and Secretary.

     Debby R. Zurzolo, age 44, joined the Company as Senior Vice President and General Counsel in April 1999. From 1982 until joining the Company, Ms. Zurzolo practiced law at Greenberg Glusker Fields Claman & Machtinger LLP in Los Angeles, California. As a partner with that firm, Ms. Zurzolo represented the Company on various real estate matters and negotiated several of the Company’s restaurant leases.

ITEM 2:  PROPERTIES

     All of our 44 existing company-operated restaurants are located on leased properties, and we have no current plans to own land and buildings for future restaurants. We own substantially all of the equipment in our restaurants. Existing restaurant leases have primary terms with expiration dates ranging from August 5, 2003 to January 31, 2021 (excluding existing renewal options). We do not anticipate any difficulties renewing our existing leases as they expire; however, there can be no assurance that we will be able to renew such leases after the expiration of all remaining renewal options. Leases generally provide for rent based on a percentage of restaurant sales (versus a minimum base rental) and payment of certain lease-related expenses. See Note 6 of the Notes to the Company’s Consolidated Financial Statements for information regarding the aggregate minimum and percentage rentals paid for recent periods and information regarding our obligation to pay minimum rentals in future years.

     Our corporate center and bakery production facility are located in Calabasas Hills, California in a 60,000 square-foot facility on a 3.3-acre parcel of land. We currently own this entire facility (land, building and equipment) in fee simple.

ITEM 3:  LEGAL PROCEEDINGS

     From time to time, lawsuits are filed against us in the ordinary course of our business. Such lawsuits typically involve claims from customers and others related to operational issues common to the foodservice industry. A number of such claims may exist at any given time. In addition, we also encounter complaints and allegations from current and former employees or others from time to time which we believe to be common for businesses similar to ours. We are currently not a party to any litigation that could have a material adverse effect on our results of operations, liquidity, financial position or our business and we are not aware that any such litigation is threatened.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended January 2, 2001.

PART II

ITEM 5:  MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED
                 STOCKHOLDER MATTERS

     Our common stock is listed on the Nasdaq Stock Market® under the symbol CAKE. The following table sets forth, for the periods indicated, the high and low sales prices as reported on the Nasdaq Stock Market.

	High	Low
Fiscal 1999
First Quarter	$19.83	$12.67
Second Quarter	20.25	14.25
Third Quarter	21.92	17.17
Fourth Quarter	22.33	16.33

Fiscal 2000
First Quarter	$24.58	$18.50
Second Quarter	32.92	22.88
Third Quarter	40.88	26.88
Fourth Quarter	48.44	35.00

     Since our initial public offering in September 1992, we have not declared or paid any cash dividends on our common stock. We currently intend to retain all earnings for the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. There were 563 holders of record of our common stock at February 26, 2001, and we estimate there were approximately 12,252 beneficial stockholders on that date.

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth, for the periods indicated, selected consolidated financial data which has been derived from our audited Consolidated Financial Statements. The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year
	2000	1999	1998	1997	1996
	(in thousands, except net income per share)
Income Statement Data:
Revenues:
Restaurant sales	$406,947	$320,450	$243,415	$189,475	$139,715
Bakery sales to other foodservice operators, retailers and distributors	31,334	27,032	21,808	19,114	20,590

Total revenues	438,281	347,482	265,223	208,589	160,305

Costs and expenses:
Restaurant cost of sales	102,994	82,496	65,480	50,084	38,643
Bakery cost of sales	14,466	12,685	10,626	7,805	8,715
Labor expenses	133,287	105,796	81,475	64,708	49,075
Other operating costs and expenses	95,941	77,247	60,452	48,320	37,134
General and administrative expenses	25,831	21,266	17,333	10,096	7,238
Depreciation and amortization expenses	13,682	10,913	8,540	6,696	5,350
Preopening costs	5,943	6,217	3,603	6,646	5,394

Total costs and expenses	392,144	316,620	247,509	194,355	151,549

Income from operations	46,137	30,862	17,714	14,234	8,756
Interest income, net	4,660	2,807	2,955	520	499
Other (expense) income, net	(439)	555	435	420	(360)

Income before income taxes and cumulative effect
of change in accounting principle	50,358	34,224	21,104	15,174	8,895
Income tax provision	18,257	12,492	7,073	5,235	2,983

Income before cumulative effect of change in accounting principle	32,101	21,732	14,031	9,939	5,912
Cumulative effect of change in accounting principle, net of
income tax benefit of $3,343	—	—	6,347	—	—

Net income	$ 32,101	$ 21,732	$ 7,684	$ 9,939	$ 5,912

Net income per share:
Basic:
Income before cumulative effect of change in accounting principle	$ 1.04	$ 0.72	$ 0.47	$ 0.39	$ 0.24
Cumulative effect of change in accounting principle	—	—	(0.21)	—	—

Net income	$ 1.04	$ 0.72	$ 0.26	$ 0.39	$ 0.24

Diluted:
Income before cumulative effect of change in accounting principle	$ 0.96	$ 0.68	$ 0.46	$ 0.39	$ 0.24
Cumulative effect of change in accounting principle	—	—	(0.21)	—	—

Net income	$ 0.96	$ 0.68	$ 0.25	$ 0.39	$ 0.24

Weighted average shares outstanding:
Basic	30,831	30,092	29,976	25,263	24,525
Diluted	33,461	31,783	30,858	25,698	24,929
Balance Sheet Data (at end of period):
Net working capital	$ 39,480	$ 35,542	$ 30,264	$ 57,123	$ 8,757
Total assets	$288,392	$221,785	$185,420	$177,702	$108,155
Total long-term debt (including current portion)	$ —	$ —	$ —	$ —	$ 6,000
Stockholders’ equity	$240,836	$185,573	$160,291	$152,545	$ 83,512

17

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

General

     As of February 26, 2001, The Cheesecake Factory Incorporated operated 41 upscale, high volume, casual dining restaurants under The Cheesecake Factory® mark. We also operated Grand Lux Cafe®, an upscale casual dining restaurant located in the Venetian Resort-Hotel-Casino in Las Vegas, Nevada; two self-service, limited menu “express” foodservice operations under The Cheesecake Factory® mark inside the DisneyQuest® family entertainment centers in Orlando, Florida and Chicago, Illinois; and a bakery production facility. We also licensed three limited menu bakery cafes under The Cheesecake Factory® mark to another foodservice operator.

     Our revenues consist of sales from our restaurant operations and sales from our bakery operations to other foodservice operators, retailers and distributors (“bakery sales”). Sales and cost of sales are reported separately for restaurant and bakery activities. All other operating cost and expense categories are reported on a combined basis for both restaurant and bakery activities. Comparable restaurant sales include the sales of restaurants open for the full period of each period being compared. New restaurants enter the comparable sales base in their thirteenth month of operations.

     We utilize a 52/53 week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal 2000 consisted of 53 weeks. Fiscal 1999 and 1998 each consisted of 52 weeks. Fiscal 2001 will consist of 52 weeks and will end on January 1, 2002.

     We elected early adoption of AICPA Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-Up Activities,” during fiscal 1998. This accounting standard requires most entities to expense all noncapitalizable start-up and preopening costs as incurred. Consistent with the practice of most casual dining restaurant entities, we previously deferred such costs and then amortized them over the twelve-month period following openings. The SOP does not permit the restatement of previously issued financial statements, and does not require the presentation of the pro forma effect of retroactive application. For a discussion of the potential impact of the SOP for future periods, see “Preopening Costs” in this Item 7. In connection with our adoption of the SOP, we modified our definition of preopening costs to include only those direct, incremental out-of-pocket costs incurred to open new restaurants which are not otherwise capitalizable. Prior to fiscal 1998, deferred preopening costs (and their related amortization expense) included those costs plus allocated costs for management recruitment and training, as well as allocated costs related to field supervision and corporate support resources which were specifically identifiable to restaurant openings. Effective with fiscal 1998, these allocated costs were reclassified to the general and administrative expense category. For all periods presented in the Consolidated Financial Statements, certain prior year amounts for restaurant cost of sales, labor, other operating costs and expenses, and general and administrative expenses have also been reclassified to further improve their comparability to similar cost and expense categories reported by other restaurant entities.

Results of Operations

The following table sets forth, for the periods indicated, the Consolidated Statements of Operations of the Company expressed as percentages of total revenues.

	Fiscal Year
	2000	1999	1998
Revenues:
Restaurant sales	92.9%	92.2%	91.8%
Bakery sales to other foodservice operators, retailers and
distributors	7.1	7.8	8.2

Total revenues	100.0	100.0	100.0

Costs and expenses:
Restaurant cost of sales	23.5	23.7	24.7
Bakery cost of sales	3.3	3.7	4.0
Labor expenses	30.4	30.5	30.7
Other operating costs and expenses	21.9	22.2	22.8
General and administrative expenses	5.9	6.1	6.5
Depreciation and amortization expenses	3.1	3.1	3.2
Preopening costs	1.4	1.8	1.4

Total costs and expenses	89.5	91.1	93.3

Income from operations	10.5	8.9	6.7
Interest income, net	1.1	0.8	1.1
Other (expense) income, net	(0.1)	0.2	0.2

Income before income taxes and cumulative effect of change in accounting principle	11.5	9.9	8.0
Income tax provision	4.2	3.6	2.7

Income before cumulative effect of change in accounting principle	7.3	6.3	5.3
Cumulative effect of change in accounting principle, net of income
tax benefit	—	—	2.4

Net income	7.3%	6.3%	2.9%

Fiscal 2000 Compared to Fiscal 1999

Revenues

     Total revenues increased 26% to $438.3 million for fiscal 2000 compared to $347.5 million for fiscal 1999. Fiscal 2000 consisted of 53 weeks compared to 52 weeks for fiscal 1999. After adjusting for $10.7 million of revenues contributed by the additional operating week, total revenues would have increased by 23% to $427.6 million for fiscal 2000 on a 52-week basis.

     Restaurant sales increased 27% to $407.0 million for fiscal 2000 compared to $320.5 million for the prior fiscal year. After adjusting for $10.1 million of restaurant sales contributed by the additional operating week, restaurant sales would have increased by 24% to $396.9 million for fiscal 2000 on a 52-week basis. The resulting restaurant sales increase of $76.4 million for fiscal 2000 on a 52-week basis consisted of the following components: $29.0 million from the openings of seven new restaurants during the fiscal year; $32.3 million from restaurants opened during fiscal 1999 that were not considered comparable sales during fiscal 2000; and $15.1 million from comparable restaurant sales. On a 52-week basis for fiscal 2000, total restaurant operating weeks increased 20% to 1,996 compared to 1,661 for fiscal 1999.

We believe that measuring total restaurant operating weeks from period to period is the most effective way to analyze the growth rate and overall capacity of our restaurant operations. On a 52-week basis for fiscal 2000, average sales per full-service restaurant operating week increased 3% to $204,500 compared to $197,700 for fiscal 1999. Sales for comparable restaurants, which increased 4.5% during fiscal 2000, benefited from an effective menu price increase of approximately 1.5% for the fiscal year. An additional 1% effective menu price increase was implemented during January 2001.

     Bakery sales to other foodservice operators, retailers and distributors (“bakery sales”) increased 16% to $31.3 million for fiscal 2000 compared to $27.0 million for the prior fiscal year. After adjusting for $0.6 million of bakery sales contributed by the additional operating week, bakery sales would have increased 14% to $30.7 million during fiscal 2000. Sales to warehouse club operators represented approximately 55% of total bakery sales for fiscal 2000 compared to 57% for fiscal 1999.

Restaurant Cost of Sales

     Restaurant cost of sales increased 25% to $103.0 million in fiscal 2000 compared to $82.5 million in fiscal 1999. This increase was primarily attributable to the 27% increase in restaurant sales during fiscal 2000. As a percentage of restaurant sales, these costs decreased slightly to 25.3% during fiscal 2000 compared to 25.7% for the prior fiscal year, principally as a result of menu price increases and higher volume purchase discounts.

     The menu at our restaurants is one of the most diversified in the industry and, accordingly, is not overly dependent on a single commodity. The principal commodity categories for our restaurants include produce, chicken, meat, fish and seafood, cheese, other dairy products, bread and general grocery items. While we have taken steps to qualify multiple suppliers and enter into longer-term supply agreements for some of the key commodities used in our restaurant operations, there can be no assurance that future supplies and costs for commodities used in our restaurant operations will not fluctuate due to weather and other market conditions outside of our control. For new restaurants, cost of sales will typically be higher than normal during the first 90-120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by our restaurants.

Bakery Cost of Sales

     Bakery cost of sales, which include ingredient, packaging and production supply costs, were $14.5 million for fiscal 2000 compared to $12.7 million for the prior fiscal year. The increase of $1.8 million was principally attributable to the 16% increase in bakery sales for fiscal 2000. As a percentage of bakery sales, bakery cost of sales decreased slightly for fiscal 2000 to 46.2% compared to 46.9% for fiscal 1999, principally as a result of lower dairy-related commodity costs (principally cream cheese, whipped cream and butter). While we have taken steps to qualify multiple suppliers and enter into longer-term supply agreements for some of the key commodities used in our bakery operations, there can be no assurance that future supplies and costs for commodities used in our bakery operations will not fluctuate due to weather and other market conditions outside of our control.

Labor Expenses

     Labor expenses, which include restaurant-level labor costs and bakery direct production labor (including associated fringe benefits), increased 26% to $133.3 million for fiscal 2000 compared to $105.8 million for fiscal 1999. This increase was principally due to the 26% increase in total revenues during fiscal 2000.

As a percentage of total revenues, labor expenses decreased slightly to 30.4% for fiscal 2000 compared to 30.5% for fiscal 1999. For new restaurants, labor expenses will typically be higher than normal during the first 90-120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by our restaurants.

     The state of California increased its minimum wage by $0.50 per hour to $6.25 effective January 1, 2001. We believe that such increase should not have a material impact on our labor expenses as a percentage of total revenues.

Other Operating Costs and Expenses

     Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, insurance, licenses and taxes, and utilities), other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses. Other operating costs and expenses increased 24% to $95.9 million for fiscal 2000 compared to $77.2 million for fiscal 1999. This increase was principally attributable to the 26% increase in total revenues for fiscal 2000. As a percentage of total revenues, other operating costs and expenses decreased slightly to 21.9% for fiscal 2000 versus 22.2% for fiscal 1999, principally due to the leveraging of the fixed component of this expense category with higher revenues. The cost for electric and natural gas services to our restaurants was 1.3% of restaurant sales for both fiscal 2000 and 1999. As of February 26, 2001, 12 of our 41 full-service restaurants and our bakery production facility were located in the state of California, where both the general availability and cost of energy have recently become more volatile. As a result, the impact of electric and natural gas services on our operations in California, and possibly in other states where we operate, will likely be less predictable during fiscal 2001 compared to prior fiscal years.

General and Administrative Expenses

     General and administrative (“G&A”)expenses consist of restaurant support expenses (field supervision, manager recruitment and training, relocation and other related expenses), bakery administrative expenses, and corporate support and governance expenses. G&A expenses increased 21% to $25.8 million for fiscal 2000 compared to $21.3 million for fiscal 1999. This increase was principally due to the planned growth of our field supervision and corporate support infrastructures commensurate with the growth of our restaurant and bakery operations during fiscal 2000. As a percentage of total revenues, G&A expenses decreased slightly to 5.9% for fiscal 2000 compared to 6.1% for the prior fiscal year.

     During the four years ended with fiscal 2000, we made significant investments to strengthen and add capacity to our operational support infrastructure in order to continue our growth plan in a controlled manner. Additional resources were allocated to building the field supervision and training organizations, strengthening the opening teams for new restaurants, recruiting and training additional qualified restaurant management personnel, and improving our financial, human resource and data warehouse information systems. Additionally, we aggressively pursued new large-account customers for our bakery operation that required additional investments in bakery marketing and operational support resources. During fiscal 2001, we plan to further strengthen the Company’s infrastructure with additional investments in systems, processes and people. However, we believe the rate of growth of G&A expenses should be less than our revenue growth rate for the year.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses increased 25% to $13.7 million for fiscal 2000 compared to $10.9 million for fiscal 1999. This increase was principally due to new restaurant openings. As a percentage of total revenues, depreciation and amortization expenses were 3.1% for both fiscal 2000 and 1999.

Preopening Costs

     Preopening costs decreased 4% to $5.9 million for fiscal 2000 compared to $6.2 million for the prior fiscal year. We opened seven restaurants during fiscal 2000 compared to eight openings during fiscal 1999. Preopening costs include incremental, out-of-pocket costs that are directly incurred to open new restaurants and that are not otherwise capitalizable. The principal components of preopening costs include the cost of recruiting and training the hourly staff for each new restaurant; the cost to relocate and pay the management staff assigned to each new restaurant approximately 45 days prior to opening; the cost to send training and support staff to each opening; and the cost of practice cooking and service activities.

     As a result of the highly customized and operationally complex nature of our upscale, casual dining restaurants, the restaurant preopening process is significantly more extensive and costly relative to that of other chain restaurant operations. Preopening costs will vary from location to location depending on a number of factors, including (but not limited to) the proximity of our other established restaurants; the size and physical layout of each location; the cost of travel and lodging in different metropolitan areas; and the relative difficulty of the restaurant staffing and training process. Additionally, new concepts such as Grand Lux Cafe are expected to incur initial preopening costs that could be significantly higher than preopening costs for our more established restaurant concepts. Preopening costs will fluctuate from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant, and the fluctuations could be significant. We expense preopening costs as they are incurred. Based on our current growth objectives for fiscal 2001 and 2002, preopening costs for each of those years will likely exceed the respective amount of preopening costs for the applicable prior year.

Interest Income, Other (Expense) Income and Income Taxes

     Interest income increased 66% to $4.7 million for fiscal 2000 compared to $2.8 million for fiscal 1999. This increase was principally due to higher levels of interest-bearing cash and investments during fiscal 2000. Other (expense) for fiscal 2000 was ($439,000) compared to other income of $555,000 for fiscal 1999. This decrease was principally due to the one-time write off of the remaining net book value of our current restaurant point-of-sale system and the settlement of a sales tax audit assessment. Our effective income tax rate was 36.2% for fiscal 2000 compared to 36.5% for fiscal 1999.

Fiscal 1999 Compared to Fiscal 1998

Revenues

     Total revenues increased 31% to $347.5 million for fiscal 1999 compared to $265.2 million for fiscal 1998. Restaurant sales increased 32% to $320.5 million for fiscal 1999 compared to $243.5 million for the prior fiscal year. The $77.0 million increase in restaurant sales for fiscal 1999 consisted of the following components: $39.6 million from the openings of eight new restaurants during the fiscal year; $28.3 million from restaurants opened during fiscal 1998 that were not comparable sales during fiscal 1999; and $9.1 million from comparable restaurant sales. Restaurant operating weeks increased 29% to 1,661 for fiscal 1999 compared to 1,286 for fiscal 1998. Average sales per restaurant operating week increased to $192,900 for fiscal 1999 compared to $189,300 for the prior fiscal year. Sales for comparable restaurants, which increased 3.8% during fiscal 1999, benefited from an effective menu price increase of approximately 2% which was taken in February 1999.

     Bakery sales increased 24% to $27.0 million for fiscal 1999 compared to $21.8 million for the prior fiscal year. Sales to warehouse club operators represented approximately 57% of bakery sales for fiscal 1999 compared to 63% for fiscal 1998.

Restaurant Cost of Sales

     Restaurant cost of sales increased 26% to $82.5 million in fiscal 1999 compared to $65.5 million in fiscal 1998. This increase was primarily attributable to the 32% increase in restaurant sales in fiscal 1999. As a percentage of restaurant sales, these costs decreased to 25.7% during fiscal 1999 versus 26.9% for fiscal 1998, principally as a result of the impact of menu price increases.

Bakery Cost of Sales

     Bakery cost of sales increased 20% to $12.7 million for fiscal 1999 versus $10.6 million for fiscal 1998. This increase was primarily attributable to the 24% increase in bakery sales for fiscal 1999. As a percentage of bakery sales, cost of sales for fiscal 1999 decreased to 46.9% versus 48.7% for fiscal 1998, principally as a result of lower dairy-related commodity costs.

Labor Expenses

     Labor expenses increased 30% to $105.8 million for fiscal 1999 versus $81.5 million for fiscal 1998. This increase was principally due to the 31% increase in total revenues during fiscal 1999. As a percentage of total revenues, labor expenses decreased slightly to 30.5% compared to 30.7% for fiscal 1998.

Other Operating Costs and Expenses

     Other operating costs and expenses increased 28% to $77.2 million for fiscal 1999 compared to $60.5 million for fiscal 1998. This increase was principally attributable to the 31% increase in total revenues for fiscal 1999. As a percentage of total revenues, other operating costs and expenses decreased slightly to 22.2% for fiscal 1999 versus 22.8% for fiscal 1998, reflecting lower insurance costs and the leveraging of the fixed component of this expense category with higher revenues.

General and Administrative Expenses

     General and administrative (“G&A”) expenses increased 23% to $21.3 million for fiscal 1999 versus $17.3 million for fiscal 1998. This increase was principally due to the planned growth of our field supervision and corporate support infrastructures commensurate with the growth of our restaurant and bakery operations during fiscal 1999. As a percentage of total revenues, G&A expenses decreased to 6.1% for fiscal 1999 compared to 6.5% for the prior fiscal year.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses increased 28% to $10.9 million for fiscal 1999 versus $8.5 million for fiscal 1998. This increase was principally due to new restaurant openings. As a percentage of total revenues, depreciation and amortization expenses were 3.1% for fiscal 1999 versus 3.2% for fiscal 1998.

Preopening Costs

     Preopening costs increased 72% to $6.2 million for fiscal 1999 versus $3.6 million for fiscal 1998. We opened eight restaurants during fiscal 1999, including a new concept, Grand Lux Cafe, with unusually heavy preopening costs, compared to five restaurant openings during fiscal 1998.

Liquidity and Capital Resources

     The following table presents, for the periods indicated, a summary of the Company’s key liquidity measurements.

	Fiscal Year
	2000	1999	1998
	(dollar amounts in millions)
Cash and marketable securities on hand, end of year	$85.3	$55.2	$52.7
Net working capital, end of year	$39.5	$35.5	$30.3
Current ratio, end of year	1.9:1	2.1:1	2.2:1
Long-term debt, end of year	$ —	$ —	$ —
Cash provided by operations	$56.3	$39.2	$28.0
Capital expenditures	$39.2	$38.6	$28.0

     During fiscal 2000, our total amount of cash and marketable securities on hand increased by $30.1 million to $85.3 million as of January 2, 2001. This increase was principally due to increased cash flow from operations and increased proceeds from the exercise of employee stock options during fiscal 2000.

     As of February 26, 2001, there were no borrowings outstanding under our $25 million revolving credit and term loan facility (the “Credit Facility”). Borrowings under the Credit Facility will bear interest at variable rates based, at our option, on either the prime rate of interest, the lending institution’s cost of funds plus 0.75%, or the applicable LIBOR rate plus 0.75%. The Credit Facility expires on May 31, 2002. On that date, a maximum of $25 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates. The Credit Facility is not collateralized and requires us to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of our operations, with which we are currently in compliance.

     During fiscal 2000, our capital expenditures were approximately $39.2 million, most of which were related to our restaurant operations. For fiscal 2001, we currently estimate our capital expenditure requirement to range between $50-$55 million, net of agreed-upon landlord construction contributions and excluding $8-$9 million of expected noncapitalizable preopening costs for new restaurants. This estimate contemplates $40-$42 million for as many as 10 to 11 new restaurants to be opened during fiscal 2001, including an increase in estimated construction-in-progress disbursements for anticipated fiscal 2002 openings. Other estimated capital expenditures for fiscal 2001 include $4-$5 million for restaurant-level technology upgrades (new point of sale systems and automated front desk management systems); $3-$4 million for capacity additions to existing restaurants and the Company’s corporate center; and $3-$4 million for maintenance capital expenditures. We lease the land and building shells for substantially all of our restaurants for primary lease terms that usually range from 15 to 20 years for our new restaurants. We expend cash for leasehold improvements and furnishings, fixtures and equipment for our new restaurants.

     Based on our current expansion objectives and opportunities, we believe that our cash and short-term investments on hand, coupled with expected cash provided by operations, available borrowings under our Credit Facility and expected landlord construction contributions should be sufficient to finance our planned capital expenditures and other operating activities through fiscal 2002. We may seek additional funds to finance our growth in the future. However, there can be no assurance that such funds will be available when needed or be available on terms acceptable to us.

     Our Board of Directors has authorized the Company repurchase up to 1,125,000 shares of our common stock for reissuance upon the exercise of stock options under our current stock option plans. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. Under this authorization, we have repurchased a total of 504,000 shares at a total cost of $7.1 million as of January 2, 2001.

Recent Accounting Pronouncements

     We elected early adoption of Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-Up Activities,” during fiscal 1998. This accounting standard, issued in 1998 by the American Institute of CPAs, requires most entities to expense all start-up and preopening costs as they are incurred. Consistent with the practice of most casual dining restaurant companies, we previously deferred such costs and then wrote them off over the twelve-month period following the opening of each restaurant. The early adoption of SOP 98-5 was made retroactive to the first quarter of fiscal 1998. The cumulative effect of this change in accounting principle, net of income tax benefit, for fiscal 1998 was $6.3 million or $0.21 per diluted share and was recorded retroactively to the first quarter of 1998 as a one-time charge. This accounting standard accelerates our recognition of preopening costs but benefits the post-opening results of new restaurants.

     In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The new statement was effective the first quarter of 2001, as amended by SFAS 137. We do not believe this new accounting standard will have a material impact on our financial statements.

Impact of Inflation and Changes in the Costs of Key Operating Resources

     Our profitability is dependent, among other things, upon our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy and other supplies and services. While we have taken steps to qualify multiple suppliers and enter into longer-term supply agreements for some of the key commodities used in our restaurant and bakery operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control. The impact of inflation on food, labor, energy and occupancy costs can significantly affect our restaurant and bakery operations. Many of our restaurant and bakery employees are paid hourly rates related to the federal minimum wage, which increased in 1988, 1991, 1996 and 1997. Proposals are currently pending in Congress to again increase the federal minimum wage. The state of California increased its minimum wage by $0.50 per hour to $6.25 effective January 1, 2001, with another $0.50 per hour increase approved for January 2002. Additionally, a general shortage in the availability of qualified restaurant management and hourly workers in certain geographical areas in which we operate has caused related increases in the costs of recruiting and compensating such employees. Certain operating costs, such as taxes, insurance and other outside services, continue to increase with the general level of inflation and may also be subject to other cost and supply fluctuations outside of our control.

     While the Company has been able to react to inflation and other changes in the costs of key operating resources by gradually increasing prices for its menu items and bakery products, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. Substantially all of the leases for our restaurants provide for additional rent obligations based on a percentage of sales. As a result, rent expense will absorb a proportionate share of any menu price increases in our restaurants. There can be no assurance that we will continue to generate increases in comparable restaurant sales and bakery sales in amounts sufficient to offset inflationary or other cost pressures.

Seasonality and Quarterly Results

     Our business is subject to seasonal fluctuations. Historically, our highest levels of revenues and net income have occurred in the second and third quarters of the fiscal year. Over one-half of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales. Our bakery operations are seasonal to the extent that the fourth quarter’s sales are typically higher due to holiday business. Additionally, bakery sales comparisons may fluctuate significantly from quarter to quarter due to the timing and size of orders from our larger bakery customers. As a result of these and other factors, the Company’s financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year. Quarterly results have been, and in the future are likely to be, significantly impacted by the timing of new restaurant openings and their preopening costs.

Year 2000 Readiness

     To address the year 2000 issue, we began to formulate a plan during fiscal 1998 to assess, remediate and test all mission-critical internal computer systems and processes. Our plan also included an assessment of the readiness of key suppliers of mission-critical goods and services to our restaurant and bakery operations. All phases of our year 2000 readiness plan were completed as scheduled. To date, we have not experienced any year 2000 issues with respect to our internal computer systems and key suppliers, and did not experience any loss of revenues as a result of the issue. Our total costs to address the year 2000 issue were not material, and any additional costs are expected to be minimal. Although we have not experienced any year 2000 issues to date and believe that it is unlikely that any such issues will arise in the future, there can be no assurance that unforeseen year 2000 issues will not arise in the future and adversely affect our results of operations, liquidity and financial position.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates on funded debt. This exposure relates to our $25 million revolving credit and term loan facility (the “Credit Facility”). There were no borrowings outstanding under the Credit Facility during fiscal 2000, 1999, 1998 or fiscal 2001 through February 26, 2001. Borrowings under the Credit Facility bear interest at variable rates based on either the prime rate of interest, the lending institution’s cost of funds plus 0.75% or LIBOR plus 0.75%. A hypothetical 1% interest rate change would not have any impact on our results of operations.

     A change in market prices also exposes us to market risk related to our investments in marketable securities. As of January 2, 2001, we held $51.0 million in available-for-sale marketable securities. A hypothetical 10% decline in the market value of those securities would result in a $5.1 million unrealized loss and a corresponding decline in their fair value. This hypothetical decline would not affect our cash flow from operations and would not have an impact on net income until the securities were disposed of.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements required to be filed hereunder are set forth on pages 28 through 46 of this report.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE

     None.

PART III

ITEMS 10, 11, 12 AND 13:

     The information required by Items 10, 11, 12 and 13 is hereby incorporated by reference from the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 24, 2001 and which will be filed with the Commission within 120 days after the close of the Company’s fiscal year.

PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K

     The following documents are filed as a part of this Report:

(a)	The Financial Statements required to be filed hereunder are listed in the Index to Financial Statements on page 28 of this report.

(b)	The Exhibits required to be filed hereunder are listed in the exhibit index included herein at page 47.

(c)	The Registrant did not file any reports on Form 8-K during the last quarter of its fiscal year ended January 2, 2001.

27

28

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of
The Cheesecake Factory Incorporated:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, equity and cash flows present fairly, in all material respects, the financial position of The Cheesecake Factory Incorporated and Subsidiaries at January 2, 2001 and December 28, 1999, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for the cost of start-up activities in 1998.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
February 2, 2001

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Data)

		January 2, 2001	December 28, 1999

ASSETS
Current assets:
Cash and cash equivalents		$ 34,284	$ 24,026
Investments and marketable securities		16,822	21,686
Accounts receivable		4,877	5,333
Other receivables		15,112	6,760
Inventories		9,328	8,121
Prepaid expenses		1,411	2,295
Deferred income taxes		773	257

Total current assets		82,607	68,478

Property and equipment, net		161,223	135,512

Other assets:
Marketable securities		34,208	9,524
Other receivables		5,276	3,922
Trademarks		1,905	1,794
Other		3,173	2,555

Total other assets		44,562	17,795

Total assets		$ 288,392	$ 221,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$ 17,712	$ 13,104
Income taxes payable		993	1,973
Other accrued expenses		24,422	17,859

Total current liabilities		43,127	32,936

Deferred income taxes		4,429	3,276
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized;
none issued and outstanding		—	—
Junior participating cumulative preferred stock, $.01 par value,
150,000 shares authorized; none issued and outstanding	;	—	—
Common stock, $.01 par value, 150,000,000 shares authorized;
31,924,807 and 30,614,795 issued and outstanding for 2000 and
1999, respectively		319	204
Additional paid-in capital		147,694	123,677
Retained earnings		99,581	67,612
Unrealized gain (loss) on available-for-sale securities		365	(115)
Treasury stock, 504,000 and 443,250 shares at cost for 2000 and
1999, respectively		(7,123)	(5,805)

Total stockholders’ equity		240,836	185,573

Total liabilities and stockholders’ equity		$288,392	$221,785

See the accompanying notes to the consolidated financial statements. 30

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Per Share Data)

	Fiscal Year
	2000	1999	1998
Revenues:
Restaurant sales	$406,947	$320,450	$243,415
Bakery sales to other foodservice operators, retailers and distributors	31,334	27,032	21,808

Total revenues	438,281	347,482	265,223

Costs and expenses:
Restaurant cost of sales	102,994	82,496	65,480
Bakery cost of sales	14,466	12,685	10,626
Labor expenses	133,287	105,796	81,475
Other operating costs and expenses	95,941	77,247	60,452
General and administrative expenses	25,831	21,266	17,333
Depreciation and amortization expenses	13,682	10,913	8,540
Preopening costs	5,943	6,217	3,603

Total costs and expenses	392,144	316,620	247,509

Income from operations	46,137	30,862	17,714
Interest income, net	4,660	2,807	2,955
Other (expense) income, net	(439)	555	435

Income before income taxes and cumulative effect of change in accounting principle	50,358	34,224	21,104
Income tax provision	18,257	12,492	7,073

Income before cumulative effect of change in accounting principle	32,101	21,732	14,031
Cumulative effect of change in accounting principle, net of income tax
benefit of $3,343	—	—	6,347

Net income	$ 32,101	$ 21,732	$ 7,684

Net income per share:
Basic:
Income before cumulative effect of change in accounting principle	$ 1.04	$ 0.72	$ 0.47
Cumulative effect of change in accounting principle	—	—	(0.21)

Net income	$ 1.04	$ 0.72	$ 0.26

Diluted:
Income before cumulative effect of change in accounting principle	$ 0.96	$ 0.68	$ 0.46
Cumulative effect of change in accounting principle	—	—	(0.21)

Net income	$ 0.96	$ 0.68	$ 0.25

Weighted average shares outstanding:
Basic	30,831	30,092	29,976
Diluted	33,461	31,783	30,858

See the accompanying notes to the consolidated financial statements. 31

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EQUITY (In Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unrealized Gain (Loss) on Available-for-Sale Securities	Treasury Stock	Total
Balance, December 30, 1997	$133	$114,185	$38,262	$(35)	$ —	$152,545

Net income	—	—	7,684	—	—	7,684
Three-for-two stock split	66	—	(66)	—	—	—
Issuance of common stock pursuant to stock option plan	2	2,581	—	—	—	2,583
Tax benefit related to stock option plan	—	947	—	—	—	947
Purchase of treasury stock	—	—	—	—	(3,468)	(3,468)

Balance, December 29, 1998	201	117,713	45,880	(35)	(3,468)	160,291

Net income	—	—	21,732	—	—	21,732
Issuance of common stock pursuant to stock option plan	3	4,529	—	—	—	4,532
Tax benefit related to stock option plan	—	1,435	—	—	—	1,435
Net unrealized loss	—	—	—	(80)	—	(80)
Purchase of treasury stock	—	—	—	—	(2,337)	(2,337)

Balance, December 28, 1999	204	123,677	67,612	(115)	(5,805)	185,573

Net income	—	—	32,101	—	—	32,101
Issuance of common stock pursuant to stock option plan	13	13,508	—	—	—	13,521
Tax benefit related to stock option plan	—	10,509	—	—	—	10,509
Net unrealized gain	—	—	—	480	—	480
Purchase of treasury stock	—	—	—	—	(1,318)	(1,318)
Three-for-two stock split	102	—	(102)	—	—	—
Dividends paid for fractional shares	—	—	(30)	—	—	(30)

Balance, January 2, 2001	$319	$147,694	$99,581	$ 365	$(7,123)	$240,836

See the accompanying notes to the consolidated financial statements. 32

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

	Fiscal Year
	2000	1999	1998
Cash flows from operating activities:
Net Income	$ 32,101	$ 21,732	$ 7,684
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,682	10,913	8,540
Cumulative effect of change in accounting principle	—	—	6,347
Loss on asset sale	3	—	—
(Gain) loss on available-for-sale securities	(14)	122	9
Deferred income taxes	345	1,904	(2,965)
Changes in assets and liabilities:
Accounts receivable	456	(1,860)	(1,309)
Other receivables	(9,706)	82	4,198
Inventories	(1,207)	(2,267)	(785)
Prepaid expenses	884	(1,469)	137
Trademarks	(190)	(248)	(416)
Other	(719)	(79)	(774)
Accounts payable	4,608	1,801	(768)
Income taxes payable	9,530	2,033	5,044
Other accrued expenses	6,563	6,569	3,039

Cash provided by operating activities	56,336	39,233	27,981

Cash flows from investing activities:
Additions to property and equipment	(39,216)	(38,616)	(27,966)
Investments in available-for-sale securities	(64,446)	(35,763)	(51,774)
Sales of available-for-sale securities	45,411	39,510	26,568

Cash used by investing activities	(58,251)	(34,869)	(53,172)

Cash flows from financing activities:
Issuance of common stock	13	3	2
Dividends paid for fractional shares	(30)	—	—
Proceeds from exercise of employee stock options	13,508	4,529	2,581
Purchase of treasury stock	(1,318)	(2,337)	(3,468)

Cash provided by financing activities	12,173	2,195	(885)

Net change in cash and cash equivalents	10,258	6,559	(26,076)
Cash and cash equivalents at beginning of period	24,026	17,467	43,543

Cash and cash equivalents at end of period	$ 34,284	$ 24,026	$ 17,467

See the accompanying notes to the consolidated financial statements. 33

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies:

     Basis of Presentation:

     The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and our wholly owned subsidiaries (The Cheesecake Factory Restaurants, Inc.; The Cheesecake Factory Bakery Incorporated; The Cheesecake Factory Assets Co. LLC; The Houston Cheesecake Factory Corporation; TCF Stonebriar Club Incorporated and Grand Lux Cafe LLC). All of our restaurants and our bakery production facility are located within the United States. All significant intercompany accounts and transactions for the periods presented have been eliminated in consolidation. Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform with the fiscal 2000 classifications.

     Fiscal Year:

     We utilize a 52/53 week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal 2000 consisted of 53 weeks. Fiscal 1999 and 1998 each consisted of 52 weeks. Fiscal 2001 will consist of 52 weeks and will end on Tuesday, January 1, 2002.

     Cash and Cash Equivalents:

     We consider all highly liquid investments with an original maturity of three months or less at date of purchase to be cash equivalents.

     Investments and Marketable Securities:

     We record investments and marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 establishes accounting and reporting requirements for investments in equity securities that have readily determinable fair values and for all investments in debt securities. All investment securities must be classified as one of the following: held-to-maturity, trading or available-for-sale. Debt securities that we expect to hold to maturity are classified as held-to-maturity securities and are reported at their amortized costs. Debt securities that we classify as available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity (net of related tax effect) until realized. Fair value is determined by the most recently traded price of each security at the balance sheet date, plus any accrued interest. Net realized gains or losses are determined on the specific identification cost method. At January 2, 2001 and December 28, 1999, all of our investments and marketable securities were classified in the available-for-sale category.

     Accounts and Other Receivables:

     Our accounts receivable principally result from credit sales to outside bakery customers. Other receivables consist of various amounts due from landlords, insurance providers and others in the ordinary course of business.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.  Summary of Significant Accounting Policies: (Continued)

     Concentration of Credit Risk:

     Financial instruments which potentially subject us to a concentration of credit risk are cash and cash equivalents, investments and marketable securities, and accounts receivable. We currently maintain a majority of our day-to-day operating cash balances with two major financial institutions. At times, cash balances may be in excess of FDIC insurance limits. We place our temporary excess cash with major financial institutions that, in turn, invest in investment-grade commercial paper and other corporate obligations, certificates of deposit, government obligations and other investments and marketable securities. Our investment policy limits the amount of exposure to any one financial institution or investment. With respect to marketable securities, the net unrealized gain or loss on our investment portfolio as of January 2, 2001 and December 28, 1999 has been reported (net of tax effect) as a separate component within the stockholders’ equity section of the Consolidated Balance Sheet. We consider the concentration of credit risk for accounts receivable to be minimal as a result of the large number of outside bakery customers, as well as the payment histories and general financial condition of the larger outside bakery customers.

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

     Property and Equipment:

     Property and equipment are recorded at cost. Improvements are capitalized while repair and maintenance costs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated economic lives of the assets or the primary terms of the respective leases. Depreciation periods are as follows:

Land improvements	25 years
Buildings	30 years
Leasehold improvements	Primary term of lease
Restaurant fixtures and equipment	10 years
Bakery equipment	15 years
Automotive equipment	5 years
Computer equipment	3 years

     Preopening Costs:

     Preopening costs are expensed as incurred.

     Income Taxes:

     We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to the difference between

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.  Summary of Significant Accounting Policies: (Continued)

the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     Net Income Per Share:

     In accordance with the provisions of SFAS No. 128, “Earnings Per Share,” basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method.

     Recent Accounting Pronouncements:

     During fiscal 1998, we elected early adoption of AICPA Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-Up Activities.” This accounting standard requires most entities to expense all start-up and preopening costs as they are incurred. Consistent with the practice of most casual dining restaurant companies, we previously deferred such costs and then wrote them off over the twelve-month period following the opening of each restaurant. Restatement of previously issued financial statements was not permitted by SOP 98-5 and entities were not required to report the pro forma effects of the retroactive application of the accounting standard.

     In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The statement will be effective the first quarter of 2001, as amended by SFAS 137. We do not believe that the new standard will have a material impact on our financial statements.

     Impairment of Long-Lived Assets:

     We account for our long-lived assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. SFAS No. 121 also addresses the accounting for long-lived assets that are held for disposal.

     Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.  Summary of Significant Accounting Policies: (Continued)

     Revenue Recognition:

     Revenue from restaurant sales is recognized when food and beverage products are sold. Revenue from bakery sales to other foodservice operators, retailers and distributors is recognized when the products are shipped.

     Advertising Costs:

     Advertising costs are expensed as incurred. Advertising expenses for the fiscal years 2000, 1999 and 1998 were insignificant.

2.  Investments and Marketable Securities:

     Investments and marketable securities consisted of (in thousands):

Classification	Cost	Fair Value	Unrealized Gain/(Loss)	Balance Sheet Amount	Maturity
At January 2, 2001:
Current assets:
Available-for-sale securities:
Corporate debt securities	$16,095	$16,074	$(21)	$16,074	April 2001 to December 2001
U.S. Treasury securities	750	748	(2)	748	April 2001

Total	$16,845	$16,822	$(23)	$16,822

Other assets:
Available-for-sale securities:
Corporate debt securities	$33,588	$34,208	$ 620	$34,208	February 2002 to December 2002

At December 28, 1999:
Current assets:
Available-for-sale securities:
Corporate debt securities	$21,029	$20,940	$(89)	$20,940	March 2000 to December 2000
U.S. Treasury securities	748	746	(2)	746	August 2000

Total	$21,777	$21,686	$(91)	$21,686

Other assets:
Available-for-sale securities:
Corporate debt securities	$ 8,458	$ 8,387	$(71)	$ 8,387	January 2001 to December 2001
U.S. Treasury securities	1,152	1,137	(15)	1,137	December 2000 to April 2001

Total	$ 9,610	$ 9,524	$(86)	$ 9,524

37

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.  Other Receivables:

Other receivables consisted of (in thousands):

	January 2, 2001	December 28, 1999

Tenant improvement allowances from landlords	$ 19,067	$ 9,550
Accrued interest on investments	1,178	622
Other	143	510

Total other receivables	20,388	10,682
Less: current portion	(15,112)	(6,760)

Other receivables	$ 5,276	$ 3,922

4.  Inventories:

Inventories consisted of (in thousands):

	January 2, 2001	December 28, 1999

Restaurant food and supplies	$6,905	$5,142
Bakery raw materials	1,329	1,605
Bakery finished goods	1,094	1,374

Total	$9,328	$8,121

     The amounts for restaurant food and supplies as of January 2, 2001 and December 28, 1999 include $3.5 million and $2.3 million, respectively, for certain smallware inventories in the restaurants.

5.  Property and Equipment:

     Property and equipment consisted of (in thousands):

	January 2, 2001	December 28, 1999

Land and related improvements	$ 1,394	$ 1,394
Building	6,464	6,464
Fixtures and equipment	75,918	63,217
Leasehold improvements	108,844	94,339
Computer equipment	4,666	1,483
Automotive equipment	390	390
Construction in progress	17,957	9,403

Property and equipment, total	215,633	176,690
Less: accumulated depreciation and amortization	(54,410)	(41,178)

Property and equipment, net	$161,223	$135,512

38

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.  Property and Equipment: (Continued)

     Repair and maintenance expenses for fiscal 2000, 1999 and 1998 were $5.1 million, $2.8 million and $2.3 million, respectively.

6.  Commitments and Contingencies:

     We lease all our restaurant locations under operating leases, with primary terms ranging from 10 to 20 years. The restaurant leases include land and building shells, require contingent rent above the minimum lease payments based on a percentage of sales ranging from 3.5% to 8%, and require various expenses incidental to the use of the property. Most leases have renewal options. We have always exercised our renewal options in the past. We also lease certain restaurant and bakery equipment under operating lease agreements.

     The aggregate minimum annual lease payments under operating leases (including those for seven restaurants with executed leases as of January 2, 2001 that are planned for fiscal 2001 or 2002 openings) are as follows (in thousands):

2001	$ 14,313
2002	15,319
2003	15,266
2004	13,969
2005	14,636
Thereafter	171,060

Total minimum lease commitments	$244,563

Rent expenses charged to operations on all operating leases were as follows (in thousands):

	Fiscal 2000	Fiscal 1999	Fiscal 1998

Base rent	$10,778	$ 9,384	$ 7,334
Contingent rent	12,721	9,079	7,303
Other charges	5,392	4,135	3,535

Total	$28,891	$22,598	$18,172

     With respect to seven restaurants with executed leases as of January 2, 2001 that are currently planned for openings in fiscal 2001, we have estimated construction commitments (leasehold improvements and fixtures and equipment), net of agreed-upon landlord construction contributions, totaling approximately $21 million.

     From time to time, lawsuits are filed against us in the ordinary course of our business. Such lawsuits typically involve claims from customers and others related to operational issues common to the foodservice industry. A number of such claims may exist at any given time. In addition, we also encounter complaints and allegations from current and former employees or others from time to time which are believed to be common for businesses similar to ours. We are currently not a party to any litigation that could have a material adverse effect on our results of operations, liquidity, financial position or our business and we are not aware that any such litigation is threatened.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  Income Taxes:

The provision for income taxes consisted of the following (in thousands):

	Fiscal 2000	Fiscal 1999	Fiscal 1998

Income before income taxes and cumulative effect of change in accounting principle	$50,358	$34,224	$ 21,104
Cumulative effect of change in accounting principle	—	—	(9,690)

Income before income taxes	$50,358	$34,224	$ 11,414

Income tax provision:
Current:
Federal	$15,656	$ 8,385	$ 5,132
State	2,256	2,203	1,563

Total current	17,912	10,588	6,695
Deferred	345	1,904	378

Provision before cumulative effect of change in accounting principle	18,257	12,492	7,073
Benefit (deferred provision) from cumulative effect of change in accounting principle	—	—	(3,343)

Total	$18,257	$12,492	$ 3,730

The following is a reconciliation between the U.S. federal statutory rate and the effective tax rate:

	Fiscal 2000	Fiscal 1999	Fiscal 1998

Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and district income taxes net of federal income tax benefit	4.2	5.2	4.6
FICA tip credit and research credits	(3.2)	(2.5)	(6.4)
Municipal bond income, dividends received deduction and other	0.2	(1.2)	(0.5)

Effective tax rate	36.2%	36.5%	32.7%

40

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  Income Taxes: (Continued)

     The temporary differences which give rise to deferred income tax assets and liabilities are as follows (in thousands):

	January 2, 2001	December 28, 1999

Current deferred tax asset/(liability):
State tax current provision	$ 275	$ 399
Other, net	498	(142)

Total	$ 773	$ 257

Noncurrent deferred tax asset/(liability):
Property and equipment	$(3,624)	$(2,948)
Accrued rent	(1,754)	(1,272)
Tax credit carryforwards	536	640
Capital losses	318	277
Other, net	95	27

Total	$(4,429)	$(3,276)

8.  Long-term Debt:

     We maintain a $25 million revolving credit and term loan facility (the “Credit Facility”) with a major financial institution. As of January 2, 2001 and December 28, 1999, there were no borrowings outstanding under the Credit Facility. The terms of the Credit Facility provide for, among other things, borrowings under the Credit Facility to bear interest at variable rates based, at our option, on either the prime rate of interest, the lending institution’s cost of funds rate plus 0.75% or the applicable LIBOR rate plus 0.75%. The Credit Facility expires on May 31, 2002. On that date, a maximum of $25 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates. The Credit Facility is not collateralized and requires us to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of our operations, with which we are currently in compliance.

9.  Stockholders’ Equity:

     We effected a stock dividend in the form of a three-for-two stock split on June 8, 2000. In connection with this stock dividend and split, $102,000 was transferred to common stock from retained earnings and $30,000 was paid to shareholders for fractional shares. All references in the Consolidated Financial Statements to shares of common stock and related prices, weighted average number of shares, per share amounts and stock option plan data have been adjusted to reflect the stock split.

     The Company is authorized by its Board of Directors to repurchase up to 1,125,000 shares of our common stock for reissuance upon the exercise of stock options under our current stock option plans.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. As of January 2, 2001, we had repurchased a total of 504,000 shares for a total cost of $7.1 million under this authorization.

10.  Adoption of Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities”:

     We elected early adoption of Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-Up Activities,” during fiscal 1998. This accounting standard, issued in 1998 by the American Institute of CPAs, requires most entities to expense all start-up and preopening costs as they are incurred. Consistent with the practice of most casual dining restaurant companies, we previously deferred such costs and then wrote them off over the twelve-month period following the opening of each restaurant. The early adoption of SOP 98-5 was made retroactive to the first quarter of fiscal 1998. The cumulative effect of this change in accounting principle, net of income tax benefit, was $6.3 million or $0.21 per diluted share and was recorded retroactively to the first quarter of 1998 as a one-time charge. This accounting standard accelerates our recognition of preopening costs but benefits the post-opening results of new restaurants.

11.  Stock Options:

     Since the Company’s inception, the Board of Directors and stockholders have authorized us to grant options to certain employees and outside directors to acquire a total of 7,930,875 shares of common stock, pursuant to the terms of our employee and non-employee director stock option plans. Options are granted at market value on the date of the grant, generally vest at 20% per year, and become exercisable provided we meet or exceed certain performance standards. The options generally expire ten years from the date of grant. During fiscal 2000, 1999 and 1998, our Board of Directors and stockholders authorized us to grant an additional 3,000,000 (included in the cumulative total set forth above) shares of common stock under our non-employee director and employee stock option plans. Transactions during fiscal 2000, 1999 and 1998 under the option plans were as follows:

	Fiscal 2000	Fiscal 1999	Fiscal 1998

Options outstanding at start of year	4,714,129	2,846,721	2,485,463
Options granted	1,233,199	2,528,850	751,500
Options exercised	(1,306,899)	(452,642)	(322,517)
Options cancelled	(165,451)	(208,800)	(67,725)

Options outstanding at end of year	4,474,978	4,714,129	2,846,721

Options exercisable at end of year	1,528,539	1,151,325	857,193
Options available for grant at end of year	464,567	721,557	2,148,356

42

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  Stock Options: (Continued)

     Weighted average option exercise price information for the fiscal years 2000, 1999 and 1998 were as follows:

	Fiscal 2000	Fiscal 1999	Fiscal 1998
Options outstanding at start of year	$11.95	$ 9.95	$ 8.93
Options granted	$25.56	$13.87	$12.56
Options exercised	$10.33	$10.01	$ 8.01
Options cancelled	$13.53	$12.19	$10.31
Options outstanding at end of year	$16.11	$11.95	$ 9.95

The following table sets forth information with respect to fixed stock options as of January 2, 2001:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Amount of Outstanding as of 1/02/01	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price	Amount Exercisable as of 1/02/01	Weighted Average Exercise Price
$5.92-$10.56	809,370	5.57	years	$ 8.79	620,032	$ 8.77
$10.92-$12.00	1,161,970	6.90		$11.90	502,044	$11.86
$12.22-$17.63	852,188	7.94		$14.07	147,563	$14.38
$18.00-$19.08	955,700	8.99		$18.56	252,650	$18.10
$19.17-$27.75	326,750	9.26		$24.48	6,250	$22.03
$30.06-$36.69	354,000	9.92		$36.11	—	$ —
$41.69-$42.81	15,000	9.82		$42.44	—	$ —

$5.92-$42.81	4,474,978	7.73		$16.11	1,528,539	$11.92

     We have adopted the “disclosure only” provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and will continue to use the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized for our stock option plans. Had compensation expense for our stock option plans been determined based on the fair value at the grant date for awards in fiscal 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, our net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except net income per share):

	Fiscal 2000	Fiscal 1999	Fiscal 1998
Net income, as reported	$32,101	$21,732	$7,684
Net income, pro forma	$23,540	$13,774	$4,535
Basic net income per share, as reported	$ 1.04	$ 0.72	$ 0.26
Basic net income per share, pro forma	$ 0.76	$ 0.46	$ 0.15
Diluted net income per share, as reported	$ 0.96	$ 0.68	$ 0.25
Diluted net income per share, pro forma	$ 0.70	$ 0.43	$ 0.15
43

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  Stock Options: (Continued)

     The weighted average fair value at date of grant for options issued in fiscal 2000, 1999 and 1998 was $15.39, $9.20 and $7.20 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for each respective year: (a) no dividend yield on our stock, (b) expected volatility of our stock of 49.1%, 49.9% and 49.6%, (c) a risk free interest rate of 6.17%, 4.88% and 5.78%, and (d) expected option lives of seven years.

12.  Other Supplemental Data:

     Other accrued expenses consisted of (in thousands):

	January 2, 2001	December 28, 1999

Salaries and wages	$ 5,404	$ 5,093
Payroll and sales taxes	3,473	1,850
Rent and related expenses	2,869	1,679
Compensated absences	2,562	2,057
Gift certificates	4,730	3,202
Medical benefit plan	1,414	757
Other	3,970	3,221

Total	$24,422	$17,859

13.  Supplemental Cash Flow Disclosures:

Supplemental cash flow disclosures consisted of (in thousands):

	Fiscal 2000	Fiscal 1999	Fiscal 1998

Interest paid	$ 10	$ 44	$ 24

Income taxes paid	$8,330	$8,675	$4,994

14.  Employee Benefit Plans:

     During fiscal 1998, we established a defined contribution benefit plan (the “401(k) Plan”) in accordance with section 401(k) of the Internal Revenue Code. The 401(k) Plan is open to all employees who meet certain compensation and eligibility requirements. The 401(k) Plan allows participating employees to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options. We match a certain percentage of the employee contributions to the 401(k) Plan and also pay for administrative expenses, neither of which were significant amounts during fiscal 2000, 1999 and 1998.

THE CHEEECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  Employee Benefit Plans: (Continued)

     Effective October 1999, we adopted an Executive Savings Plan (the “ESP”). The ESP is a nonqualified deferred compensation plan for our highly compensated employees as defined in the ESP and who are otherwise ineligible for participation in our 401(k) plan. The ESP allows participating employees to defer the receipt of up to 15% of their salaries and 100% of their eligible bonuses. Non-employee directors can also participate in the ESP and defer the receipt of their fees. We match 25% of the first 4% of annual salaries deferred by participating employees and also pay for administrative expenses, neither of which were significant amounts during fiscal 2000. Our match vests 25% annually beginning with the end of the employee’s second year of participation in the ESP. Employee deferrals and our match are deposited into a “rabbi” trust established by us, and the funds are generally invested in individual variable life insurance contracts owned by us that are specifically designed to informally fund savings plans of this nature.

     Effective May 1999, we adopted a self-insured medical benefits plan for our employees. We have purchased stop-loss coverage in order to limit our exposure to any significant medical claims. Self-insured medical benefit plan expenses are accrued based upon our estimates of the aggregate liability for uninsured claims incurred using certain actuarial assumptions followed in the insurance industry and our historical experience. The accrued liability for our self-insured medical benefit plan (included in other accrued expenses) as of January 2, 2001 was $1,414,000.

15.  Stockholder Rights Plan:

     During fiscal 1998, our Board of Directors adopted a stockholder rights plan (the “Rights Plan”). The Rights Plan provides for the distribution to stockholders of one right to purchase a unit equal to 1/100 of a share of a newly created series of junior participating cumulative preferred stock. The rights are evidenced by our common stock certificates and automatically trade with its common stock. The rights are not exercisable unless a person or group acquires (or commences a tender or exchange offer or announces an intention to acquire) 15% or more of our common stock without the approval of the Board of Directors. When declared exercisable, holders of the rights (other than the acquiring person or group) would have the right to purchase units of junior participating cumulative preferred stock having a market value equal to two times the exercise price of each right, which is $110. Additionally, if we are thereafter merged into another entity, or more than 50% of our consolidated assets or earning power is sold or transferred, holders of the rights will be entitled to buy common stock of the acquiring person or group equal to two times the exercise price of each right. The rights expire on August 4, 2008, unless redeemed earlier by us.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.  Quarterly Financial Data (unaudited):

     Summarized unaudited quarterly financial data (in thousands, except net income per share) for fiscal 2000 and 1999 is as follows:

Quarter Ended:	March 28, 2000	June 27, 2000	September 26, 2000	January 2, 2001
Total revenues	$96,111	$105,216	$111,321	$125,633
Income from operations	$ 8,606	$ 12,063	$ 12,458	$ 13,010
Net income	$ 5,967	$ 8,158	$ 8,552	$ 9,424
Diluted net income per share (a)	$ 0.19	$ 0.25	$ 0.25	$ 0.28

Quarter Ended:	March 30, 1999	June 29, 1999	September 28, 1999	December 28, 1999
Total revenues	$74,824	$85,767	$91,854	$95,037
Income from operations	$ 5,033	$ 7,416	$ 8,332	$10,081
Net income	$ 3,619	$ 5,272	$ 5,823	$ 7,018
Diluted net income per share (a)	$ 0.12	$ 0.17	$ 0.18	$ 0.22

(a)	Diluted net income per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.

46

EXHIBIT INDEX

2.1	Form of Reorganization Agreement(1)

3.1	Certificate of Incorporation of the Company(1)

3.2	Bylaws of the Company(1)

3.3	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock, $.01 par value(2)

3.4	Form of Rights Agreement dated as of August 4, 1998 between the Company and U.S. Stock Transfer Corporation(2)

10.1	David Overton Employment Agreement(1)

10.2	Gerald Deitchle Employment Agreement(3)

10.3	The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan(1)

10.4	Performance Incentive Plan(1)

10.6	The Cheesecake Factory Incorporated Non-Employee Director Stock Option Plan(4)

10.7	David Overton Employment Contract(5)

10.8	Linda Candioty Employment Contract(5)

10.9	Amendment to The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan(6)

10.10	Debby R. Zurzolo Employment Agreement(7)

11.0	Statement Regarding Computation of Net Income Per Share

21.0	Subsidiaries of the Company

23.0	Consent of PricewaterhouseCoopers LLP

(1)	Previously filed and incorporated by reference herein from the Registrant’s Registration Statement on Form S-1 (No. 33-47936).

(2)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-A dated August 19, 1998.

(3)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-K for the fiscal year ended December 29, 1996.

(4)	Previously filed and incorporated by reference herein from the Registrant’s Form S-8 dated August 8, 1997.

(5)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended June 30, 1998.

(6)	Previously filed and incorporated by reference herein from the Registrant’s Form S-8 dated January 8, 1999.

(7)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended June 29, 1999.

47

SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of March, 2001.

THE CHEESECAKE FACTORY INCORPORATED By: /s/ DAVID OVERTON —————————————— David Overton Chairman of the Board President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on this 6th day of March, 2001.

Name	Title	Date
/s/	DAVID OVERTON —————————— David Overton	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 6, 2001

/s/	GERALD W. DEITCHLE —————————— Gerald W. Deitchle	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2001

/s/	THOMAS L. GREGORY —————————— Thomas L. Gregory	Director	March 6, 2001

/s/	WAYNE H. WHITE —————————— Wayne H. White	Director	March 6, 2001

/s/	JEROME I. KRANSDORF —————————— Jerome I. Kransdorf	Director	March 6, 2001

48