Form 10-Q
period 2001-04-03
CHEESECAKE FACTORY INCORPORATED
filed 2001-04-26
CIK 887596

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2001
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     As of April 23, 2001, 31,536,294 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

INDEX

			Page Number
PART I	FINANCIAL INFORMATION
	Item 1.	Financial Statements:
		Consolidated Balance Sheets - April 3, 2001 and January 2, 2001	2
		Consolidated Statements of Operations - Thirteen weeks ended April 3, 2001 and March 28, 2000	3
		Consolidated Statements of Cash Flows - Thirteen weeks ended April 3, 2001 and March 28, 2000	4
		Notes to Consolidated Financial Statements - April 3, 2001	5
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

PART II	OTHER INFORMATION
	Item 6.	Exhibits and Reports on Form 8-K	11
	Signatures		12

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Data)

	April 3, 2001	January 2, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 27,038	$ 34,284
Investments and marketable securities	16,007	16,822
Accounts receivable	4,971	4,877
Other receivables	19,422	15,112
Inventories	10,771	9,328
Prepaid expenses	1,306	1,411
Deferred income taxes	708	773

Total current assets	80,223	82,607

Property and equipment, net	169,040	161,223

Other assets:
Marketable securities	35,197	34,208
Other receivables	7,304	5,276
Trademarks	1,919	1,905
Other	3,349	3,173

Total other assets	47,769	44,562

Total assets	$ 297,032	$ 288,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 14,134	$ 17,712
Income taxes payable	5,432	993
Other accrued expenses	23,672	24,422

Total current liabilities	43,238	43,127

Deferred income taxes	4,429	4,429

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000
shares authorized; none issued	—	—
Common Stock, $.01 par value, 150,000,000 shares authorized; 32,103,294
and 31,924,807 issued at April 3, 2001 and January 2, 2001, respectively	321	319
Additional paid-in capital	149,895	147,694
Retained earnings	107,952	99,581
Unrealized gain on available-for-sale securities	518	365
Treasury stock, 567,000 and 504,000 shares at cost at April 3, 2001
and January 2, 2001, respectively	(9,321)	(7,123)

Total stockholders’ equity	249,365	240,836

Total liabilities and stockholders’ equity	$ 297,032	$ 288,392

The accompanying notes are an integral part of these consolidated financial statements. 2

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Net Income Per Share) (Unaudited)

	Thirteen Weeks Ended April 3, 2001	Thirteen Weeks Ended March 28, 2000
Revenues:
Restaurant sales	$112,359	$89,465
Bakery sales to other foodservice operators, retailers and distributors	8,162	6,646

Total revenues	120,521	96,111

Costs and expenses:
Restaurant cost of sales	28,766	22,560
Bakery cost of sales	3,927	2,787
Labor expenses	37,297	29,694
Other operating costs and expenses	27,635	21,444
General and administrative expenses	6,327	6,810
Depreciation and amortization expenses	3,881	3,103
Preopening costs	1,428	1,105

Total costs and expenses	109,261	87,503

Income from operations	11,260	8,608
Interest income, net	1,348	910
Other income, net	471	68

Income before income taxes	13,079	9,586
Income tax provision	4,708	3,619

Net income	$ 8,371	$ 5,967

Net income per share:
Basic	$ 0.27	$ 0.20

Diluted	$ 0.25	$ 0.19

Weighted average shares outstanding:
Basic	31,514	30,276
Diluted	33,160	32,220

The accompanying notes are an integral part of these consolidated financial statements. 3

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Thirteen Weeks Ended April 3, 2001	Thirteen Weeks Ended March 28, 2000
Cash flows from operating activities:
Net income	$ 8,371	$ 5,967
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization	3,881	3,103
Gain on sale of available-for-sale securities	(407)	—
Deferred income taxes	(23)	(3)
Changes in assets and liabilities:
Accounts receivable	(94)	1,981
Other receivables	(6,338)	2,889
Inventories	(1,443)	(187)
Prepaid expenses	105	1,413
Trademarks	(37)	(70)
Other	(202)	(211)
Accounts payable	(3,578)	(1,144)
Income taxes payable	4,439	2,991
Other accrued expenses	(750)	(2,135)

Cash provided by operating activities	3,924	14,594

Cash flows from investing activities:
Additions to property and equipment	(11,649)	(9,076)
Investments in available-for-sale securities	(33,327)	(13,251)
Sales of available-for-sale securities	33,801	6,020

Cash used in investing activities	(11,175)	(16,307)

Cash flows from financing activities:
Issuance of common stock	2	3
Proceeds from exercise of employee stock options	2,201	4,389
Purchase of treasury stock	(2,198)	(922)

Cash provided by financing activities	5	3,470

Net change in cash and cash equivalents	(7,246)	1,757
Cash and cash equivalents at beginning of period	34,284	24,026

Cash and cash equivalents at end of period	$ 27,038	$ 25,783

Supplemental disclosures:
Interest paid	—	$ 6

Income taxes paid	$ 268	$ 630

The accompanying notes are an integral part of these consolidated financial statements. 4

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 3, 2001
(Unaudited)

NOTE A–BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we”, “us” and “our”) and its wholly owned subsidiaries (The Cheesecake Factory Restaurants, Inc.; The Cheesecake Factory Bakery Incorporated; The Cheesecake Factory Assets Co. LLC; The Houston Cheesecake Factory Corporation; TCF Stonebriar Club Incorporated and Grand Lux Cafe LLC) for the thirteen weeks ended April 3, 2001 prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements presented herein have not been audited by independent public accountants, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for the period. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year. The consolidated balance sheet data presented herein for January 2, 2001 was derived from our audited consolidated financial statements for the fiscal year then ended, but does not include all disclosures required by generally accepted accounting principles. The preparation of financial statements in accordance with generally accepted accounting principles requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

     Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. We believe the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended January 2, 2001.

NOTE B–INVESTMENTS AND MARKETABLE SECURITIES

     Investments and marketable securities, all classified as available-for-sale, consisted of the following as of April 3, 2001 (in thousands):

Classification	Cost	Fair Value	Unrealized Gain/(Loss)	Balance Sheet Amount	Maturity
Current assets:
Available-for-sale securities:
Corporate debt securities	$15,882	$16,007	$125	$16,007	July 2001 to April 2002

Other assets:
Available-for-sale securities:
Corporate debt securities	$34,524	$35,197	$673	$35,197	April 2002 to February 2004

5

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 3, 2001
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

NOTE D–STOCK TRANSACTIONS

     The Company’s Board of Directors has authorized the repurchase of up to 1,125,000 shares of our common stock for reissuance upon the exercise of stock options under the Company’s current stock option plans. As of April 3, 2001, we have repurchased 567,000 shares at a total cost of approximately $9.3 million under this authorization. Share repurchases occurred during fiscal 1999, 2000 and 2001.

NOTE E–RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. We adopted SFAS No. 133 as of January 3, 2001. The adoption did not have any impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-Q which are not historical facts may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Such risks, uncertainties, and other factors include, but are not limited to: changes in general economic conditions which affect consumer spending for restaurant dining occasions; increasing competition in the upscale casual dining segment of the restaurant industry; adverse weather conditions which impact customer traffic at the Company’s restaurants in general and which cause the temporary underutilization of outdoor patio seating available at several of the Company’s restaurants; various factors which increase the cost to develop and/or delay the development and opening of the Company’s new, highly customized restaurants, including factors under the influence and control of the Company’s landlords; changes in the availability and/or cost of raw materials, management and hourly labor, energy or other resources necessary to successfully operate the Company’s restaurants and bakery production facility; the Company’s ability to raise prices sufficiently to offset cost increases; the success of strategic and operating initiatives, including new restaurant concepts and new bakery products; depth of management; adverse publicity about the Company, its restaurants or bakery products; the Company’s dependence on a single bakery production facility; the Company’s ability to obtain and retain customers for its bakery operations; changes in timing and/or scope of the purchasing plans of bakery customers which cause fluctuations in bakery sales and the Company’s consolidated operating results; the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support the Company’s growing operations; relations between the Company and its employees; the availability, amount, type, and cost of capital for the Company and the deployment of such capital; changes in, or any failure to comply with, governmental regulations; the revaluation of any of the Company’s assets; the amount of, and any changes to, tax rates; and other factors referenced in this Form 10-Q and the Company’s Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended January 2, 2001.

General

     As of April 23, 2001, The Cheesecake Factory Incorporated operated 42 upscale, high volume, casual dining restaurants under The Cheesecake Factory® mark. We also operated Grand Lux Cafe®, an upscale casual dining restaurant located in the Venetian Resort-Hotel-Casino in Las Vegas, Nevada; two self-service, limited menu “express” foodservice operations under The Cheesecake Factory® mark inside the DisneyQuest® family entertainment centers in Orlando, Florida and Chicago, Illinois; and a bakery production facility. We also licensed three limited menu bakery cafes under The Cheesecake Factory® mark to another foodservice operator.

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

Results of Operations

     The following table sets forth, for the periods indicated, our Consolidated Statements of Operations expressed as percentages of total revenues. The results of operations for the thirteen weeks ended April 3, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

	Thirteen Weeks Ended April 3, 2001	Thirteen Weeks Ended March 28, 2000
	%	%
Revenues:
Restaurant sales	93.2	93.1
Bakery sales to other foodservice operators,
retailers and distributors	6.8	6.9

Total revenues	100.0	100.0

Costs and expenses:
Restaurant cost of sales	23.9	23.5
Bakery cost of sales	3.3	2.9
Labor expenses	30.9	30.9
Other operating costs and expenses	22.9	22.3
General and administrative expenses	5.3	7.1
Depreciation and amortization expenses	3.2	3.2
Preopening costs	1.2	1.1

Total costs and expenses	90.7	91.0

Income from operations	9.3	9.0
Interest income, net	1.1	0.9
Other income, net	0.4	0.1

Income before income taxes	10.8	10.0
Income tax provision	3.9	3.8

Net income	6.9	6.2

Thirteen Weeks Ended April 3, 2001 Compared to Thirteen Weeks Ended March 28, 2000

Revenues

     For the thirteen weeks ended April 3, 2001, the Company’s total revenues increased 25.4% to $120.5 million compared to $96.1 million for the thirteen weeks ended March 28, 2000. Restaurant sales increased 25.6% to $112.4 million compared to $89.5 million for the same period of the prior year. The $22.9 million increase in restaurant sales consisted of a $2.1 million or 2.4% increase in comparable restaurant sales and a $20.8 million increase from the openings of new restaurants. Sales in comparable restaurants benefited, in part, from the impact of an effective menu price increase of approximately 1% which was taken during January 2001.

     Bakery sales increased 22.8% to $8.2 million for the thirteen weeks ended April 3, 2001 compared to $6.6 million for the same period of the prior year. The increase was principally attributable to higher sales volumes to foodservice operators and distributors. For the thirteen weeks ended April 3, 2001, sales to warehouse clubs comprised approximately 46% of total bakery sales compared to approximately 45% for the same period of the prior year.

Restaurant Cost of Sales

     During the thirteen weeks ended April 3, 2001, restaurant cost of sales increased 27.5% to $28.8 million compared to $22.6 million for the comparable period last year. The related increase of $6.2 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, these costs increased slightly to 25.6% versus 25.2% for the same period of the prior year, principally as a result of slightly higher produce and other commodity costs that were offset, in part, by menu price increases and volume purchase discounts.

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

Bakery Cost of Sales

     Bakery cost of sales, which include ingredient, packaging and production supply costs, were $3.9 million for the thirteen weeks ended April 3, 2001 compared to $2.8 million for the same period of the prior year. As a percentage of bakery sales, bakery costs for the thirteen weeks ended April 3, 2001 increased to 48.1% compared to 41.9% for the comparable period last year. This percentage increase was primarily attributable to a shift in the mix of sales to products with slightly lower contribution margins and a slight increase in the cost for certain dairy-related commodities. While we have taken steps to qualify multiple suppliers and enter into longer-term supply agreements for some of the key commodities used in our bakery operations, there can be no assurance that future supplies and costs for commodities used in our bakery operations will not fluctuate due to weather and other market conditions beyond our control.

Labor Expenses

     Labor expenses, which include restaurant-level labor costs and bakery direct production labor costs (including associated fringe benefits), increased 25.6% to $37.3 million for the thirteen weeks ended April 3, 2001 compared to $29.7 million for the same period of the prior year. This increase was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses were 30.9% for both periods as the California minimum wage increase effective January 2001 and other wage increases were effectively offset by the higher sales volumes leveraging the fixed cost component of our labor expenses. For new restaurants, labor expenses will typically be higher than normal during the first 90-120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by our restaurants.

Other Operating Costs and Expenses

     Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses. Other operating costs and expenses increased 28.9% to $27.6 million for the thirteen weeks ended April 3, 2001 compared to $21.4 million for the same period of the prior year. This increase was principally attributable to new restaurant openings. As a percentage of total revenues, other operating costs and expenses increased slightly to 22.9% for the thirteen weeks ended April 3, 2001 versus 22.3% for the same period of fiscal 2000. This slight percentage increase was primarily attributable to the impact of increased costs for electric and natural gas services to our restaurants which increased to 2.0% of total revenues for the thirteen weeks ended April 3, 2001 compared to 1.3% for the same period of the prior year.

     The cost for electric and natural gas services to our restaurants was 1.3% of restaurant sales for both fiscal 2000 and 1999. As of April 23, 2001, twelve of our 43 full-service restaurants and our bakery production facility were located in the state of California, where both the general availability and cost of energy have recently become more volatile. As a result, the impact of electric and natural gas services on our operations in California, and possibly in other states where we operate, will likely be less predictable during fiscal 2001 compared to prior fiscal years.

General and Administrative Expenses

     General and administrative (“G&A”) expenses consist of restaurant support expenses (field supervision, manager recruitment and training, relocation and other related expenses), bakery administrative expenses, and corporate support and governance expenses. G&A expenses decreased 7.1% to $6.3 million for the thirteen weeks ended April 3, 2001 compared to $6.8 million for the same period of fiscal 2000. As a percentage of total revenues, G&A expenses decreased to 5.3% for the thirteen weeks ended April 3, 2001 compared to 7.1% for the same period of the prior year. This decrease was principally attributable to the leveraging of the fixed component of these costs with our higher sales volumes. In addition, the prior year amount reflects increases in our reserves for our group medical plan liability and uncollectible bakery receivables. We intend to continue strengthening our operational support infrastructure during fiscal 2001, which will likely generate a higher absolute amount of general and administrative expenses for the fiscal year.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses were $3.9 million for the thirteen weeks ended April 3, 2001 compared to $3.1 million for the thirteen weeks ended March 28, 2000. As a percentage of total revenues, depreciation and amortization expenses were 3.2% for both periods. The increase of $0.8 million for the thirteen weeks ended April 3, 2001 primarily consisted of higher restaurant depreciation expense which was principally due to the openings of new restaurants.

Preopening Costs

     Incurred preopening costs were $1.4 million for the thirteen weeks ended April 3, 2001 compared to $1.1 million for the same period of the prior year. We opened two Cheesecake Factory restaurants during the thirteen weeks ended April 3, 2001 compared to one opening for the same period of the prior year. In addition, preopening costs were incurred in both periods for restaurant openings in progress.

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

Liquidity and Capital Resources

The following table sets forth a summary of the Company’s key liquidity measurements at April 3, 2001 and January 2, 2001.

	April 3, 2001	January 2, 2001
	(dollar amounts in millions)
Cash and marketable securities on hand	$78.2	$85.3
Net working capital	$37.0	$39.5
Current ratio	1.9:1	1.9:1
Long-term debt	—	—

     During the thirteen weeks ended April 3, 2001, our balance of cash and marketable securities on hand decreased by $7.1 million to $78.2 million from the January 2, 2001 balance. This decrease was primarily attributable to the timing of certain working capital requirements and capital expenditures associated with new restaurant openings and restaurant-level technology upgrades.

     As of April 23, 2001, there were no borrowings outstanding under the Company’s $25 million revolving credit and term loan facility (the “Credit Facility”). Borrowings under the Credit Facility will bear interest at variable rates based, at our option, on either the prime rate of interest, the lending institution’s cost of funds rate plus 0.75% or the applicable LIBOR rate plus 0.75%. The Credit Facility expires on May 31, 2002. On that date, a maximum of $25 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates. The Credit Facility is not collateralized and requires us to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of its operations, with which we are currently in compliance.

     During fiscal 2000, our capital expenditures were approximately $39.2 million, most of which were related to our restaurant operations. For fiscal 2001, we currently estimate our capital expenditure requirement to range between $50-$55 million, net of agreed-upon landlord construction contributions and excluding $8-$9 million of expected noncapitalizable preopening costs for new restaurants. This estimate contemplates $40-$42 million for as many as 10 to 11 new restaurants to be opened during fiscal 2001, including an increase in estimated construction-in-progress disbursements for anticipated fiscal 2002 openings. Other estimated capital expenditures for fiscal 2001 include $4-$5 million for restaurant-level technology upgrades (new point-of-sale systems and automated front desk management systems); $3-$4 million for capacity additions to existing restaurants and the Company’s corporate center; and $3-$4 million for maintenance capital expenditures. We lease the land and building shells for substantially all of our restaurants for primary lease terms that usually range from 15 to 20 years for our new restaurants. We expend cash for leasehold improvements and furnishings, fixtures and equipment for our new restaurants.

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

     The Board of Directors has authorized the repurchase of up to 1,125,000 shares of our common stock for reissuance upon the exercise of stock options under our current stock option plans. A source of funding for share repurchases will be the proceeds from the exercise of stock options. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. Under this authorization, we have repurchased 567,000 shares at a total cost of approximately $9.3 million as of April 3, 2001. Share repurchases occurred during fiscal 1999, 2000 and 2001.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. We adopted SFAS No. 133 as of January 3, 2001. The adoption did not have any impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     We are exposed to market risk from changes in interest rates on funded debt. This exposure relates to our $25 million revolving credit and term loan facility (the “Credit Facility”). There were no borrowings outstanding under the Credit Facility during the first quarter of 2001. Borrowings under the Credit Facility bear interest at variable rates based on either the prime rate of interest, the lending institution’s cost of funds plus 0.75% or LIBOR plus 0.75%. A hypothetical 1% interest rate change would not have any current impact on our results of operations.

     A change in market prices also exposes us to market risk related to our investments in marketable securities. As of April 3, 2001, we held $51.2 million in marketable securities. A hypothetical 10% decline in the market value of those securities would result in a $5.1 million unrealized loss and a corresponding decline in their fair value. This hypothetical decline would not affect cash flow from operations and would not have an impact on net income until the securities were disposed of.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on form 8-K

(a)	Exhibits.

10.11 David Overton Employment Agreement

(b)	Reports on Form 8-K. None.

11

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHEESECAKE FACTORY INCORPORATED

Date: April 23, 2001

	By:	/s/ DAVID OVERTON —————————— David Overton Chairman of the Board, President and Chief Executive Officer

	By:	/s/ GERALD W. DEITCHLE ———————————— Gerald W. Deitchle Executive Vice President and Chief Financial Officer

12