Form 10-Q
period 2001-07-03
CHEESECAKE FACTORY INCORPORATED
filed 2001-07-25
CIK 887596

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2001
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     As of July 25, 2001, 48,281,923 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Data)

	July 3, 2001	January 2, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 18,460	$ 34,284
Investments and marketable securities	15,498	16,822
Accounts receivable	4,051	4,877
Other receivables	10,829	15,112
Inventories	11,442	9,328
Prepaid expenses	1,071	1,411
Deferred income taxes	915	773

Total current assets	62,266	82,607

Property and equipment, net	195,085	161,223

Other assets:
Marketable securities	44,108	34,208
Other receivables	5,463	5,276
Trademarks	1,943	1,905
Other	3,526	3,173

Total other assets	55,040	44,562

Total assets	$ 312,391	$ 288,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 15,175	$ 17,712
Income taxes payable	7,672	993
Other accrued expenses	24,900	24,422

Total current liabilities	47,747	43,127

Deferred income taxes	4,429	4,429

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none
issued and outstanding	—	—
Junior participating cumulative preferred stock, $.01 par value,
150,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 48,280,923 and 47,887,211 issued at July 3, 2001 and January 2, 2001,
respectively	482	319
Additional paid-in capital	150,909	147,694
Retained earnings	117,980	99,581
Unrealized gain on available-for-sale securities	165	365
Treasury stock, 850,500 and 756,000 shares at cost at July 3, 2001 and
January 2, 2001, respectively	(9,321)	(7,123)

Total stockholders’ equity	260,215	240,836

Total liabilities and stockholders’ equity	$ 312,391	$ 288,392

The accompanying notes are an integral part of these consolidated financial statements. 1

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Net Income Per Share Data) (Unaudited)

	Thirteen Weeks Ended July 3, 2001	Thirteen Weeks Ended June 27, 2000	Twenty-six Weeks Ended July 3, 2001	Twenty-six Weeks Ended June 27, 2000
Revenues:
Restaurant sales	$124,231	$ 98,599	$236,590	$ 188,064
Bakery sales to other foodservice
operators, retailers and distributors	8,004	6,617	16,166	13,263

Total revenues	132,235	105,216	252,756	201,327

Costs and expenses:
Restaurant cost of sales	31,709	24,766	60,475	47,325
Bakery cost of sales	3,986	3,235	7,913	6,023
Labor expenses	40,494	32,227	77,791	61,921
Other operating costs and expenses	29,131	23,006	56,766	44,450
General and administrative expenses	6,980	6,042	13,308	12,852
Depreciation and amortization expenses	4,093	3,051	7,974	6,154
Preopening costs	1,420	826	2,848	1,931

Total costs and expenses	117,813	93,153	227,075	180,656

Income from operations	14,422	12,063	25,681	20,671
Interest income, net	1,090	1,138	2,438	2,048
Other income (expense), net	454	(96)	925	(28)

Income before income taxes	15,966	13,105	29,044	22,691
Income tax provision	5,748	4,947	10,456	8,566

Net income	$ 10,218	$ 8,158	$ 18,588	$ 14,125

Net income per share:
Basic	$ 0.22	$ 0.18	$ 0.39	$ 0.31

Diluted	$ 0.21	$ 0.16	$ 0.37	$ 0.29

Weighted average shares outstanding:
Basic	47,382	46,037	47,327	45,723
Diluted	49,631	49,769	49,677	49,134

The accompanying notes are an integral part of these consolidated financial statements. 2

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Twenty-six Weeks Ended July 3, 2001	Twenty-six Weeks Ended June 27, 2000
Cash flows from operating activities:
Net income	$ 18,588	$ 14,125
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,974	6,154
Deferred income taxes	(27)	(5)
Gain on available-for-sale securities	(978)	(19)
Loss on asset sale	—	3
Changes in assets and liabilities:
Accounts receivable	826	2,035
Other receivables	4,096	3,539
Inventories	(2,114)	154
Prepaid expenses	340	1,323
Trademarks	(80)	(99)
Other	(407)	(354)
Accounts payable	(2,537)	901
Income taxes payable	6,679	4,605
Other accrued expenses	478	940

Net cash provided by operating activities	32,838	33,302

Cash flows from investing activities:
Additions to property and equipment	(41,740)	(22,074)
Investments in available-for-sale securities	(70,555)	(37,494)
Sales of available-for-sale securities	62,642	10,257

Net cash used in investing activities	(49,653)	(49,311)

Cash flows from financing activities:
Common stock issued	2	7
Dividends paid for fractional shares	(28)	(30)
Proceeds from exercise of employee stock options	3,215	8,164
Purchase of treasury stock	(2,198)	(1,186)

Net cash provided by financing activities	991	6,955

Net change in cash and cash equivalents	(15,824)	(9,054)
Cash and cash equivalents at beginning of period	34,284	24,026

Cash and cash equivalents at end of period	$ 18,460	$ 14,972

Supplemental disclosures:
Interest paid	$ —	$ 10

Income taxes paid	$ 3,775	$ 5,338

The accompanying notes are an integral part of these consolidated financial statements. 3

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 3, 2001
(Unaudited)

NOTE A – BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we”, “us” and “our”) and its wholly owned subsidiaries (The Cheesecake Factory Restaurants, Inc.; The Cheesecake Factory Bakery Incorporated; The Cheesecake Factory Assets Co. LLC; The Houston Cheesecake Factory Corporation; TCF Stonebriar Club Incorporated and Grand Lux Cafe LLC) for the thirteen weeks and twenty-six weeks ended July 3, 2001 prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements presented herein have not been audited by independent public accountants, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the period. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year. The consolidated balance sheet data presented herein for January 2, 2001 was derived from our audited consolidated financial statements for the fiscal year then ended, but does not include all disclosures required by generally accepted accounting principles. The preparation of financial statements in accordance with generally accepted accounting principles requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

NOTE B – INVESTMENTS AND MARKETABLE SECURITIES

     Investments and marketable securities, all classified as available-for-sale, consisted of the following as of July 3, 2001 (in thousands):

Classification	Cost	Fair Value	Unrealized Gain/(Loss)	Balance Sheet Amount	Maturity

Current assets:
Available-for-sale securities:
Corporate debt securities	$15,396	$15,498	$102	$15,498	October 2001 to May 2002

Other assets:
Available-for-sale securities:
Corporate debt securities	$38,903	$39,031	$128	$39,031	August 2002 to July 2004
U.S. Treasury securities	5,076	5,077	1	5,077	July 2002 to February 2003

Total	$43,979	$44,108	$129	$44,108

4

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 3, 2001
(Unaudited)

NOTE C – NET INCOME PER SHARE

     Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method.

NOTE D – STOCK TRANSACTIONS

     The Company effected a stock dividend in the form of a three-for-two stock split on June 18, 2001. In connection with this stock dividend and split, $161,000 was transferred to common stock from retained earnings and $28,000 was paid to shareholders for fractional shares. All references in the Consolidated Financial Statements to shares of common stock and related prices, weighted average number of shares, per share amounts and stock option plan data have been adjusted to reflect the stock split.

     The Company’s Board of Directors has authorized the repurchase of up to 1,687,500 shares of our common stock for reissuance upon the exercise of stock options under the Company’s current stock option plans. As of July 3, 2001, we have repurchased 850,500 shares at a total cost of approximately $9.3 million under this authorization. Share repurchases occurred during fiscal 1999, 2000 and 2001.

NOTE E – RECENT ACCOUNTING PRONOUNCEMENTS

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

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 is effective immediately and SFAS 142 will be effective January 2002. The new standards are not expected to have a significant impact on our financial statements.

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

General

     As of July 25, 2001, The Cheesecake Factory Incorporated operated 44 upscale, full-service, casual dining restaurants under The Cheesecake Factory® mark. We also operated Grand Lux Cafe®, an upscale casual dining restaurant located in the Venetian Resort-Hotel-Casino in Las Vegas, Nevada; two self-service, limited menu “express” foodservice operations under The Cheesecake Factory® mark inside the DisneyQuest® family entertainment centers in Orlando, Florida and Chicago, Illinois; and a bakery production facility. We also licensed three limited menu bakery cafes under The Cheesecake Factory® mark to another foodservice operator.

     On July 6, 2001, Disney Regional Entertainment (“Disney”) announced that the DisneyQuest® family entertainment facility in Chicago, Illinois will close effective September 4, 2001. Accordingly, our limited menu, “express” food service operation located inside that DisneyQuest facility will also close on September 4, 2001. Due to the small size and limited scope of this operation and the terms of our agreement with Disney, this closure will not have a significant impact on our results of operations or financial position. In connection with this announcement, a reserve for estimated unrecoverable closing costs has been included in our results of operations for the thirteen weeks ended July 3, 2001. Disney expects to continue to operate the one remaining DisneyQuest facility in Orlando, Florida and we expect to continue to operate our limited menu “express” foodservice operation inside that facility.

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

     The Company utilizes a 52/53 week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal 2001 will consist of 52 weeks and will end on Tuesday, January 1, 2002.

Results of Operations

     The following table sets forth, for the periods indicated, the Consolidated Statements of Operations of the Company expressed as percentages of total revenues. The results of operations for the thirteen weeks and twenty-six weeks ended July 3, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

	Thirteen Weeks Ended July 3, 2001	Thirteen Weeks Ended June 27, 2000	Twenty-six Weeks Ended July 3, 2001	Twenty-six Weeks Ended June 27, 2000
	%	%	%	%
Revenues:
Restaurant sales	93.9	93.7	93.6	93.4
Bakery sales to other foodservice
operators, retailers and distributors	6.1	6.3	6.4	6.6

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant cost of sales	24.0	23.5	23.9	23.5
Bakery cost of sales	3.0	3.1	3.1	3.0
Labor expenses	30.6	30.6	30.8	30.7
Other operating costs and expenses	22.0	21.9	22.4	22.1
General and administrative expenses	5.3	5.7	5.3	6.4
Depreciation and amortization expenses	3.1	2.9	3.2	3.0
Preopening costs	1.1	0.8	1.1	1.0

Total costs and expenses	89.1	88.5	89.8	89.7

Income from operations	10.9	11.5	10.2	10.3
Interest income, net	0.8	1.1	1.0	1.0
Other income, net	0.3	(0.1)	0.3	—

Income before income taxes	12.0	12.5	11.5	11.3
Income tax provision	4.3	4.7	4.1	4.3

Net income	7.7	7.8	7.4	7.0

Thirteen Weeks Ended July 3, 2001 Compared to Thirteen Weeks Ended June 27, 2000

Revenues

     For the thirteen weeks ended July 3, 2001, the Company’s total revenues increased 25.7% to $132.2 million compared to $105.2 million for the thirteen weeks ended June 27, 2000. Restaurant sales increased 26.0% to $124.2 million compared to $98.6 million for the same period of the prior year. The $25.6 million increase in restaurant sales consisted of a $2.4 million or 2.4% increase in comparable restaurant sales and a $23.2 million increase from the openings of new restaurants. Sales in comparable restaurants benefited, in part, from the impact of an effective menu price increase of approximately 1% which was taken in January 2001.

     Bakery sales increased 21.2% to $8.0 million for the thirteen weeks ended July 3, 2001 compared to $6.6 million for the same period of the prior year. The increase was principally attributable to higher sales volumes to foodservice operators and distributors. For the thirteen weeks ended July 3, 2001, sales to warehouse clubs comprised approximately 47% of total bakery sales compared to approximately 57% for the same period of the prior year.

Restaurant Cost of Sales

     During the thirteen weeks ended July 3, 2001, restaurant cost of sales increased 27.8% to $31.7 million compared to $24.8 million for the comparable period last year. The related increase of $6.9 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, these costs increased slightly to 25.5% versus 25.1% for the same period of the prior year, principally as a result of slightly higher produce and other commodity costs that were offset, in part, by menu price increases and volume purchase discounts.

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

Bakery Cost of Sales

     Bakery cost of sales, which includes ingredient, packaging and production supply costs, were $4.0 million for the thirteen weeks ended July 3, 2001 compared to $3.2 million for the same period of the prior year. As a percentage of third-party bakery sales, bakery cost of sales for the thirteen weeks ended July 3, 2001 increased to 49.8% compared to 48.9% for the comparable period last year. This increase was primarily attributable to a shift in the mix of sales to products with slightly higher cost of sales as a percentage of their associated price (but with slightly lower selling expenses, which are included in the “other operating costs and expenses” category) and a slight increase in the cost for certain dairy-related commodities. While we have taken steps to qualify multiple suppliers and enter into longer-term supply agreements for some of the key commodities used in our bakery operations, there can be no assurance that future supplies and costs for commodities used in our bakery or restaurant operations will not fluctuate due to weather and other market conditions beyond our control.

Labor Expenses

     Labor expenses, which include restaurant-level labor costs and bakery direct production labor costs (including associated fringe benefits) increased 25.8% to $40.5 million for the thirteen weeks ended July 3, 2001 compared to $32.2 million for the same period of the prior year. This increase of $8.3 million was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses were 30.6% for both periods as the California minimum wage increase of $0.50 per hour effective January 2001 and other wage increases were effectively offset by improved operational efficiencies and the sales increases that better leveraged the fixed cost component of our labor expenses. For new restaurants, labor expenses will typically be higher than normal during the first 90-120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by our restaurants.

Other Operating Costs and Expenses

     Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses. Other operating costs and expenses increased 26.5% to $29.1 million for the thirteen weeks ended July 3, 2001 compared to $23.0 million for the same period of the prior year. This increase was principally attributable to new restaurant openings. As a percentage of total revenues, occupancy and other expenses increased slightly to 22.0% for the thirteen weeks ended July 3, 2001 versus 21.9% for the same period of fiscal 2000. This slight increase was primarily attributable to the impact of increased costs for electric and natural gas services to our restaurants, effectively offset by the sales increases that better leveraged the fixed cost component of our operating expenses. Electric and natural gas costs increased to 1.6% of total revenues for the thirteen weeks ended July 3, 2001 compared to 1.0% for the same period of the prior year.

     The cost for electric and natural gas services to our restaurants was 1.3% of restaurant sales for both fiscal 2000 and 1999. As of July 25, 2001, twelve of our 45 full-service restaurants and our bakery production facility were located in the state of California, where both the general availability and cost of energy have recently become more volatile. As a result, the impact of electric and natural gas services on our operations in California, and possibly in other states where we operate, will likely continue to be less predictable during fiscal 2001 compared to prior fiscal years.

General and Administrative Expenses

     General and administrative (“G&A”) expenses consist of restaurant support expenses (field supervision, manager recruitment and training, relocation and other related expenses), bakery administrative expenses, and corporate support and governance expenses. G&A expenses increased 16.7% to $7.0 million for the thirteen weeks ended July 3, 2001 compared to $6.0 million for the same period of fiscal 2000. As a percentage of total revenues, G&A expenses decreased to 5.3% for the thirteen weeks ended July 3, 2001 compared to 5.7% for the same period of the prior year. This decrease was principally attributable to the leveraging of the fixed component of these costs with higher sales volumes. We intend to continue strengthening our operational support infrastructure during the remainder of fiscal 2001, which will likely generate a higher absolute amount of general and administrative expenses for the fiscal year.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses were $4.1 million for the thirteen weeks ended July 3, 2001 compared to $3.1 million for the thirteen weeks ended June 27, 2000. As a percentage of total revenues, depreciation and amortization expenses increased slightly   to  3.1% for  the  thirteen  weeks ended July 3, 2001 compared to 2.9% for the same period last year. The increase of $1.0 million for the thirteen weeks ended July 3, 2001 primarily consisted of higher restaurant depreciation expenses which was principally due to the openings of new restaurants.

Preopening Costs

     Preopening costs were $1.4 million for the thirteen weeks ended July 3, 2001 compared to $0.8 million for the same period of the prior year. We incurred preopening costs to open one Cheesecake Factory restaurant during the thirteen weeks ended July 3, 2001 and another on July 11, 2001 compared to one opening for the same period of the prior year. In addition, we incurred preopening costs in both periods for other restaurant openings in progress.

     Preopening costs include incremental, out-of-pocket costs which are not otherwise capitalizable that are directly incurred to open new restaurants. The principal components of preopening costs include the cost of recruiting and training the hourly staff for each new restaurant; the cost to relocate and pay the management staff assigned to each new restaurant approximately 45 days prior to opening; the cost to send training and support staff to each opening; and the cost of practice cooking and service activities. As a result of the highly customized and operationally complex nature of our upscale casual dining restaurants, the restaurant preopening process is significantly more extensive and costly relative to that of other chain restaurant operations. Preopening costs will vary from location to location depending on a number of factors including (but not limited to) the proximity of our other established restaurants; the size and physical layout of each location; the cost of travel and lodging in different metropolitan areas; and the relative difficulty of the restaurant staffing and training process. Additionally, new concepts such as Grand Lux Cafe are expected to incur initial preopening costs that could be significantly higher than preopening costs for our more established restaurant concepts. Preopening costs will fluctuate from period to period based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant, and the fluctuations could be significant. We expense preopening costs as they are incurred. Based on our current growth objectives for fiscal 2001 and 2002, preopening costs for each of those years will likely exceed the respective amount of preopening costs for the applicable prior year.

Twenty-six Weeks Ended July 3, 2001 Compared to Twenty-six Weeks Ended June 27, 2000

Revenues

     For the twenty-six weeks ended July 3, 2001, the Company’s total revenues increased 25.6% to $252.8 million compared to $201.3 million for the twenty-six weeks ended June 27, 2000. Restaurant sales increased 25.8% to $236.6 million compared to $188.1 million for the same period of the prior year. The $48.5 million increase in restaurant sales consisted of a $4.4 million or 2.4% increase in comparable restaurant sales and a $44.1 million increase from the openings of new restaurants. Sales in comparable restaurants benefited, in part, from the impact of an effective menu price increase of approximately 1% which was taken in January 2001.

     Bakery sales increased 21.8% to $16.2 million for the twenty-six weeks ended July 3, 2001 compared to $13.3 million for the same period of the prior year. The increase was principally attributable to higher sales volumes to foodservice operators and distributors.

Restaurant Cost of Sales

     During the twenty-six weeks ended July 3, 2001, restaurant cost of sales increased 27.9% to $60.5 million compared to $47.3 million for the comparable period last year. The related increase of $13.2 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, this cost increased slightly to 25.6% versus 25.2% for the same period of the prior year, principally as a result of slightly higher produce and other commodity costs that were offset, in part, by menu price increases and volume purchase discounts.

Bakery Cost of Sales

     Bakery cost of sales were $7.9 million for the twenty-six weeks ended July 3, 2001 compared to $6.0 million for the same period of the prior year. As a percentage of bakery sales, bakery cost of sales for the twenty-six weeks ended July 3, 2001 increased to 48.9% compared to 45.4% for the comparable period last year. This percentage increase was primarily due to a shift in the mix of sales to products with slightly higher cost of sales as a percentage of their associated sales (but with slightly lower selling expenses, which are reported in the “other operating costs and expenses” category) and a slight increase in the cost for certain dairy-related commodities.

Labor Expenses

     Labor expenses were $77.8 million for the twenty-six weeks ended July 3, 2001 compared to $61.9 million for the same period of the prior year. The related increase of $15.9 million was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses for the twenty-six weeks ended
July 3, 2001 increased slightly to 30.8% compared to 30.7% for the comparable period last year.

Other Operating Costs and Expenses

     Other operating costs and expenses increased 27.6% to $56.8 million for the twenty-six weeks ended July 3, 2001 compared to $44.5 million for the same period of the prior year. The related increase of $12.3 million was principally attributable to new restaurant openings. As a percentage of total revenues, occupancy and other expenses increased slightly to 22.4% for the twenty-six weeks ended July 3, 2001 versus 22.1% for the same period of fiscal 2000. This slight percentage increase was primarily attributable to the impact of increased costs for electric and natural gas services to our restaurants, partially offset by sales increases which better leveraged the fixed cost component of our operating expenses.

General and Administrative Expenses

     General and administrative expenses increased to $13.3 million for the twenty-six weeks ended July 3, 2001 compared to $12.9 million for the same period of fiscal 2000, an increase of $0.4 million or 3.1%. As a percentage of total revenues, general and administrative expenses decreased to 5.3% for the twenty-six weeks ended July 3, 2001 compared to 6.4% for the same period of the prior year. This decrease was principally attributable to the leveraging of the fixed component of these costs with higher sales volumes.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses were $8.0 million for the twenty-six weeks ended July 3, 2001 compared to $6.2 million for the same period of the prior year. The related increase of $1.8 million was principally attributable to new restaurant openings. As a percentage of total revenues, depreciation and amortization expenses were 3.2% for the twenty-six weeks ended July 3, 2000 compared to 3.0% for the same period last year.

Preopening Costs

     Incurred preopening costs were $2.8 million for the twenty-six weeks ended July 3, 2001 compared to $1.9 million for the same period of the prior year. We incurred preopening costs to open three Cheesecake Factory restaurants during the twenty-six weeks ended July 3, 2001 and another on July 11, 2001 compared to two restaurants during the same period of the prior year. In addition, we incurred preopening costs in both periods for other restaurant openings in progress.

Liquidity and Capital Resources

     The following table sets forth a summary of the Company’s key liquidity measurements at July 3, 2001 and January 2, 2001.

	July 3, 2001	January 2, 2001
	(dollar amounts in millions)
Cash and marketable securities on hand	$78.1	$85.3
Adjusted net working capital, including all marketable securities	$58.6	$73.7
Adjusted current ratio, including all marketable securities	2.2:1	2.7:1
Long-term debt	—	—

     During the twenty-six weeks ended July 3, 2001, our balance of cash and marketable securities on hand decreased by $7.2 million to $78.1 million from the January 2, 2001 balance. This decrease was primarily attributable to the timing of certain working capital requirements and capital expenditures associated with new restaurant openings and restaurant-level technology upgrades.

     As of July 25, 2001, there were no borrowings outstanding under the Company’s $25 million revolving credit and term loan facility (the “Credit Facility”). Borrowings under the Credit Facility will bear interest at variable rates based, at our option, on either the prime rate of interest, the lending institution’s cost of funds rate plus 0.75% or the applicable LIBOR rate plus 0.75%. The Credit Facility expires on May 31, 2002. On that date, a maximum of $25 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates. The Credit Facility is not collateralized and requires us to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of its operations, with which we are currently in compliance.

     During fiscal 2000, our capital expenditures were approximately $39.2 million, most of which were related to our restaurant operations. For fiscal 2001, we currently estimate our capital expenditure requirement to be approximately $55 million, net of agreed-upon landlord construction contributions and excluding $8-$9 million of expected noncapitalizable preopening costs for new restaurants. This estimate contemplates approximately $42 million for as many as 10 to 11 new restaurants to be opened during fiscal 2001, including an increase in estimated construction-in-progress disbursements for anticipated fiscal 2002 openings. Other estimated capital expenditures for fiscal 2001 include $4-$5 million for restaurant-level technology upgrades (new point-of-sale systems and automated front desk management systems); $3-$4 million for capacity additions to existing restaurants and the Company’s corporate center; and $3-$4 million for maintenance capital expenditures. We lease the land and building shells for substantially all of our restaurants for primary lease terms that usually range from 15 to 20 years for our new restaurants. We expend cash for leasehold improvements and furnishings, fixtures and equipment for our new restaurants.

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

     The Board of Directors has authorized the repurchase of up to 1,687,500 shares of our common stock for reissuance upon the exercise of stock options under our current stock option plans. A source of funding for share repurchases will be the proceeds from the exercise of stock options. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. Under this authorization, we have repurchased 850,500 shares at a total cost of approximately $9.3 million as of July 3, 2001. Share repurchases occurred during fiscal 1999, 2000 and 2001.

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

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 is effective immediately and SFAS No. 142 will be effective January 2002. The new standards are not expected to have a significant impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     We are exposed to market risk from changes in interest rates on funded debt. This exposure relates to our $25 million revolving credit and term loan facility (the “Credit Facility”). There were no borrowings outstanding under the Credit Facility during the twenty-six weeks ended July 3, 2001. Borrowings under the Credit Facility bear interest at variable rates based on either the prime rate of interest, the lending institution’s cost of funds plus 0.75% or LIBOR plus 0.75%. A hypothetical 1% interest rate change would not have any current impact on our results of operations.

     A change in market prices also exposes us to market risk related to our investments in marketable securities. As of July 3, 2001, we held $59.6 million in marketable securities. A hypothetical 10% decline in the market value of those securities would result in a $6.0 million unrealized loss and a corresponding decline in their fair value. This hypothetical decline would not affect cash flow from operations and would not have an impact on net income until the securities were disposed of.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Stockholders

     On May 24, 2001, the Company held its Annual Meeting of Stockholders. The matters submitted for vote and the related election results were as follows:

1.	To reelect Thomas L. Gregory to the Board of Directors of the Company for a three-year term which will expire at the Annual Meeting of Stockholders to be held in the year 2004. The results of proxies voted for the reelection of Mr. Gregory were as follows:

Votes For	Votes Withheld
24,307,140	112,164

2.	To approve the Company’s 2001 Stock Option Plan. The results of proxies voted were as follows:

Votes For	Votes Against	Abstain
20,626,471	3,766,041	26,792

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. None.

(b)	Reports on Form 8-K. None.

13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHEESECAKE FACTORY INCORPORATED
Date: July 25, 2001
	By:	/s/ DAVID M. OVERTON —————————————————— David M. Overton Chairman of the Board, President and Chief Executive Officer
	By:	/s/ GERALD W. DEITCHLE —————————————————— Gerald W. Deitchle Executive Vice President, Corporate Operations and Chief Financial Officer

14