Form 10-Q
period 2001-10-02
CHEESECAKE FACTORY INCORPORATED
filed 2001-10-23
CIK 887596

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2001
Commission File Number 0-20574

_________________

THE CHEESECAKE FACTORY INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization) 26950 Agoura Road Calabasas Hills, California (Address of principal executive offices)	51-0340466 (IRS Employer Identification No.) 91301 (Zip Code)

Registrant’s telephone number, including area code: (818) 871-3000

_________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [_]

     As of October 23, 2001, 48,449,846 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

INDEX

			Page Number
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements:
		Consolidated Balance Sheets - October 2, 2001 and January 2, 2001	1
		Consolidated Statements of Operations - Thirteen and thirty-nine weeks ended October 2, 2001 and September 26, 2000	2
		Consolidated Statements of Cash Flows - Thirty-nine weeks ended October 2, 2001 and September 26, 2000	3
		Notes to Consolidated Financial Statements	4
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

PART II.	OTHER INFORMATION
	Item 6.	Exhibits and Reports on Form 8-K	13
	Signatures		14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Data)

	October 2, 2001	January 2, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 5,981	$ 34,284
Investments and marketable securities	16,482	16,822
Accounts receivable	4,170	4,877
Other receivables	9,220	15,112
Inventories	11,813	9,328
Prepaid expenses	2,170	1,411
Deferred income taxes	520	773

Total current assets	50,356	82,607

Property and equipment, net	201,109	161,223

Other assets:
Marketable securities	58,789	34,208
Other receivables	6,628	5,276
Trademarks	1,955	1,905
Other	3,726	3,173

Total other assets	71,098	44,562

Total assets	$ 322,563	$ 288,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 12,765	$ 17,712
Income taxes payable	7,814	993
Other accrued expenses	25,376	24,422

Total current liabilities	45,955	43,127

Deferred income taxes	4,429	4,429

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 48,449,846 and 47,887,211 issued at October 2, 2001 and January 2, 2001, respectively	484	319
Additional paid-in capital	152,289	147,694
Retained earnings	127,756	99,581
Unrealized gain on available-for-sale securities	971	365
Treasury stock, 850,500 and 756,000 shares at cost at October 2, 2001 and January 2, 2001, respectively	(9,321)	(7,123)

Total stockholders’ equity	272,179	240,836

Total liabilities and stockholders’ equity	$ 322,563	$ 288,392

The accompanying notes are an integral part of these consolidated financial statements.

1

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Net Income Per Share Data) (Unaudited)

	Thirteen Weeks Ended October 2, 2001	Thirteen Weeks Ended September 26, 2000	Thirty-nine Weeks Ended October 2, 2001	Thirty-nine Weeks Ended September 26, 2000
Revenues:
Restaurant sales	$128,552	$104,364	$365,142	$292,428
Bakery sales to other foodservice
operators, retailers and distributors	9,068	6,957	25,234	20,220

Total revenues	137,620	111,321	390,376	312,648

Costs and expenses:
Restaurant cost of sales	32,774	26,240	93,249	73,565
Bakery cost of sales	4,470	3,324	12,383	9,347
Labor expenses	42,163	33,565	119,954	95,486
Other operating costs and expenses	30,559	24,365	87,327	68,815
General and administrative expenses	6,898	6,204	20,206	19,056
Depreciation and amortization expenses	4,551	3,547	12,525	9,701
Preopening costs	2,013	1,618	4,861	3,549

Total costs and expenses	123,428	98,863	350,505	279,519

Income from operations	14,192	12,458	39,871	33,129
Interest income, net	1,012	1,203	3,450	3,251
Other income (expense), net	73	79	998	51

Income before income taxes	15,277	13,740	44,319	36,431
Income tax provision	5,500	5,188	15,955	13,754

Net income	$ 9,777	$ 8,552	$ 28,364	$ 22,677

Net income per share:
Basic	$ 0.21	$ 0.18	$ 0.60	$ 0.49

Diluted	$ 0.20	$ 0.17	$ 0.57	$ 0.46

Weighted average shares outstanding:
Basic	47,512	46,511	47,388	45,986
Diluted	49,986	50,517	49,782	49,677

The accompanying notes are an integral part of these consolidated financial statements.

2

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Thirty-nine Weeks Ended October 2, 2001	Thirty-nine Weeks Ended September 26, 2000
Cash flows from operating activities:
Net income	$ 28,364	$ 22,677
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	12,525	9,701
Deferred income taxes	(88)	5
Gain on available-for-sale securities	(987)	(34)
Loss on asset sale	—	3
Changes in assets and liabilities:
Accounts receivable	707	1,369
Other receivables	4,540	(5,888)
Inventories	(2,485)	(1,100)
Prepaid expenses	(759)	1,547
Trademarks	(114)	(163)
Other	(633)	(518)
Accounts payable	(4,947)	1,129
Income taxes payable	6,821	6,436
Other accrued expenses	953	633

Net cash provided by operating activities	43,897	35,797

Cash flows from investing activities:
Additions to property and equipment	(52,266)	(23,190)
Investments in available-for-sale securities	(92,006)	(46,844)
Sales of available-for-sale securities	69,699	26,730

Net cash used in investing activities	(74,573)	(43,304)

Cash flows from financing activities:
Common stock issued	4	10
Dividends paid for fractional shares	(28)	(30)
Proceeds from exercise of employee stock options	4,595	11,212
Purchase of treasury stock	(2,198)	(1,318)

Net cash provided by financing activities	2,373	9,874

Net change in cash and cash equivalents	(28,303)	2,367
Cash and cash equivalents at beginning of period	34,284	24,026

Cash and cash equivalents at end of period	$ 5,981	$ 26,393

Supplemental disclosures:
Interest paid	$ —	$ 10

Income taxes paid	$ 9,143	$ 7,300

The accompanying notes are an integral part of these consolidated financial statements.

3

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we”, “us” and “our”) and its wholly owned subsidiaries (The Cheesecake Factory Restaurants,  Inc.; The Cheesecake Factory Bakery Incorporated; The Cheesecake Factory Assets Co. LLC; The Houston Cheesecake Factory Corporation; TCF Stonebriar Club Incorporated and Grand Lux Cafe LLC) for the thirteen weeks and thirty-nine weeks ended October 2, 2001 prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements presented herein have not been audited by independent public accountants, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the period. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year. The consolidated balance sheet data presented herein for January 2, 2001 was derived from our audited consolidated financial statements for the fiscal year then ended, but does not include all disclosures required by generally accepted accounting principles. The preparation of financial statements in accordance with generally accepted accounting principles requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

NOTE B - INVESTMENTS AND MARKETABLE SECURITIES

     Investments and marketable securities, all classified as available-for-sale, consisted of the following as of October 2, 2001 (in thousands):

Classification	Cost	Fair Value	Unrealized Gain/(Loss)	Balance Sheet Amount	Maturity
Current assets:
Available-for-sale securities:
Corporate debt securities	$16,374	$16,482	$ 108	$16,482	November 2001 to August 2002

Other assets:
Available-for-sale securities:
Corporate debt securities	$51,256	$52,541	$1,285	$52,541	January 2003 to July 2004
U.S. Treasury securities	6,124	6,248	124	6,248	October 2002 to August 2004

Total	$57,380	$58,789	$1,409	$58,789

NOTE C - NET INCOME PER SHARE

     Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE D - STOCK TRANSACTIONS

     The Company effected a stock dividend in the form of a three-for-two stock split on June 18, 2001. In connection with this stock dividend and split, $161,000 was transferred to common stock from retained earnings and $28,000 was paid to stockholders for fractional shares. All references in the Consolidated Financial Statements to shares of common stock and related prices, weighted average number of shares, per share amounts and stock option plan data have been adjusted to reflect the stock split.

     The Company’s Board of Directors has authorized the repurchase of up to 1,687,500 shares of our common stock for reissuance upon the exercise of stock options under the Company’s current stock option plans. As of October 2, 2001, we have repurchased 850,500 shares at a total cost of approximately $9.3  million under this authorization. Share repurchases occurred during fiscal 1999, 2000 and 2001.

NOTE E - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. We adopted SFAS No. 133 as of January 3, 2001. The adoption did not have any impact on our consolidated financial statements.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 is effective immediately and SFAS No. 142 will be effective January 2002. The new standards are not expected to have a significant impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-Q which are not historical facts may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Such risks, uncertainties, and other factors include, but are not limited to: changes in general economic, political or public safety conditions which affect consumer spending for restaurant dining occasions; increasing competition in the upscale casual dining segment of the restaurant industry; adverse weather conditions which impact customer traffic at the Company’s restaurants in general and which cause the temporary underutilization of outdoor patio seating available at several of the Company’s restaurants; various factors which increase the cost to develop and/or delay the development and opening of the Company’s new, highly customized restaurants, including factors under the influence and control of government agencies and landlords; changes in the availability and/or cost of raw materials, management and hourly labor, energy or other resources necessary to successfully operate the Company’s restaurants and bakery production facility; the Company’s ability to raise prices sufficiently to offset cost increases; the success of strategic and operating initiatives, including new restaurant concepts and new bakery products; depth of management; adverse publicity about the Company, its restaurants or bakery products; the Company’s dependence on a single bakery production facility; the Company’s ability to obtain and retain customers for its bakery operations; changes in timing and/or scope of the purchasing plans of bakery customers which cause fluctuations in bakery sales and the Company’s consolidated operating results; the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support the Company’s growing operations; relations between the Company and its employees; the availability, amount, type, and cost of capital for the Company and the deployment of such capital; changes in, or any failure to comply with, governmental regulations; the revaluation of any of the Company’s assets; the amount of, and any changes to, tax rates; and other factors referenced in this Form 10-Q and the Company’s Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended January 2, 2001.

General

     As of October 23, 2001, The Cheesecake Factory Incorporated operated 47 upscale, full-service, casual dining restaurants under The Cheesecake Factory® mark. We also operated Grand Lux Cafe®, an upscale casual dining restaurant located in the Venetian Resort-Hotel-Casino in Las Vegas, Nevada; a self-service, limited menu “express” foodservice operation under The Cheesecake Factory® mark inside the DisneyQuest® family entertainment center in Orlando, Florida; and a bakery production facility. We also licensed three limited menu bakery cafes under The Cheesecake Factory® mark to another foodservice operator.

     On September 4, 2001, Disney Regional Entertainment (“Disney”) closed its DisneyQuest® family entertainment facility in Chicago, Illinois. Accordingly, our limited menu “express” food service operation located inside that DisneyQuest facility also closed on September 4, 2001. Due to the small size and limited scope of this operation and the terms of our agreement with Disney, this closure did not have a significant impact on our results of operations or financial position. Disney expects to continue to operate the one remaining DisneyQuest facility in Orlando, Florida and we expect to continue to operate our limited menu “express” foodservice operation inside that facility.

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

Events of September 11, 2001

     The September 11, 2001 terrorist attacks on the World Trade Center in New York City and the Pentagon have negatively impacted the United States economy. Like most consumer businesses, our business is affected by general economic, political and public safety conditions that impact consumer confidence and spending. Sales for most of our restaurants, particularly those in higher profile locations and major tourist destinations, were adversely affected as a result of the September 11 attacks. Although we believe that sales trends for most of our restaurants are gradually recovering to their pre-September 11 levels as of the date of this Form 10-Q, it is not possible to accurately predict sales volumes in light of the current volatile operating environment. Additional terrorist attacks or related events could adversely impact all consumer businesses, including ours. It is not possible at this time to predict the longer-term effects of the attacks, or the impacts of actions taken in response to the attacks, on general economic, political and public safety conditions and our results of operations.

Results of Operations

     The following table sets forth, for the periods indicated, the Consolidated Statements of Operations of the Company expressed as percentages of total revenues. The results of operations for the thirteen weeks and thirty-nine weeks ended October 2, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

	Thirteen Weeks Ended October 2, 2001	Thirteen Weeks Ended September 26, 2000	Thirty-nine Weeks Ended October 2, 2001	Thirty-nine Weeks Ended September 26, 2000
	%	%	%	%
Revenues:
Restaurant sales	93.4	93.8	93.5	93.5
Bakery sales to other foodservice
operators, retailers and distributors	6.6	6.2	6.5	6.5

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant cost of sales	23.8	23.6	23.9	23.5
Bakery cost of sales	3.3	3.0	3.2	3.0
Labor expenses	30.6	30.1	30.7	30.6
Other operating costs and expenses	22.2	21.9	22.4	22.0
General and administrative expenses	5.0	5.6	5.2	6.1
Depreciation and amortization expenses	3.3	3.2	3.2	3.1
Preopening costs	1.5	1.4	1.2	1.1

Total costs and expenses	89.7	88.8	89.8	89.4

Income from operations	10.3	11.2	10.2	10.6
Interest income, net	0.7	1.1	0.9	1.0
Other income (expense), net	0.1	—	0.3	—

Income before income taxes	11.1	12.3	11.4	11.6
Income tax provision	4.0	4.6	4.1	4.4

Net income	7.1	7.7	7.3	7.2

Thirteen Weeks Ended October 2, 2001 Compared to Thirteen Weeks Ended September 26, 2000

Revenues

     For the thirteen weeks ended October 2, 2001, the Company’s total revenues increased 23.6% to $137.6 million compared to $111.3 million for the thirteen weeks ended September 26, 2000. Restaurant sales increased 23.2% to $128.6 million compared to $104.4 million for the same period of the prior year. The $24.2 million increase in restaurant sales is principally due to the openings of new restaurants. Comparable restaurant sales were approximately equal to those for the prior year period in spite of decreased sales levels following the events of September 11 and the fact that sales for the prior year period include the July 4th holiday week, which enjoys stronger sales. When adjusting to a calendar week comparison (i.e. the thirteen weeks ended October 2, 2001 versus the thirteen weeks ended October 3, 2000), comparable restaurant sales increased 0.5%. Sales in comparable restaurants benefited, in part, from the impact of an effective menu price increase of approximately 1.5% to 2.0% that was essentially completed during the July-August 2001 period. We estimate that total restaurant sales for the thirteen weeks ended October 2, 2001 would have been approximately $2.7–$3.0 million higher had the events of September 11 not occurred, based on sales trends for the nine-week period prior to September 11.

     Bakery sales increased 30.0% to $9.1 million for the thirteen weeks ended October 2, 2001 compared to $7.0 million for the same period of the prior year. The increase was principally attributable to higher sales volumes to foodservice operators and distributors. For the thirteen weeks ended October 2, 2001, sales to warehouse clubs comprised approximately 46% of total bakery sales compared to approximately 52% for the same period of the prior year.

Restaurant Cost of Sales

     During the thirteen weeks ended October 2, 2001, restaurant cost of sales increased 25.2% to $32.8 million compared to $26.2 million for the comparable period last year. The related increase of $6.6 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, these costs increased slightly to 25.5% versus 25.1% for the same period of the prior year, principally as a result of slightly higher commodity costs that were offset, in part, by menu price increases and volume purchase discounts.

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

Bakery Cost of Sales

     Bakery cost of sales, which includes ingredient, packaging and production supply costs, were $4.5 million for the thirteen weeks ended October 2, 2001 compared to $3.3 million for the same period of the prior year. As a percentage of third-party bakery sales, bakery cost of sales for the thirteen weeks ended October 2, 2001 increased to 49.2% compared to 47.8% for the comparable period last year. This increase was primarily attributable to a shift in the mix of sales to products with slightly higher cost of sales as a percentage of their associated price (but with slightly lower selling expenses, which are included in the “other operating costs and expenses” category) and a slight increase in the cost for certain dairy-related commodities that are not subject to annual fixed-price contracts. While we have taken steps to qualify multiple suppliers and enter into longer-term supply agreements for some of the key commodities used in our bakery operations, there can be no assurance that future supplies and costs for commodities used in our bakery or restaurant operations will not fluctuate due to weather and other market conditions beyond our control.

Labor Expenses

     Labor expenses, which include restaurant-level labor costs and bakery direct production labor costs (including associated fringe benefits) increased 25.6% to $42.2 million for the thirteen weeks ended October 2, 2001 compared to $33.6 million for the same period of the prior year. This increase of $8.6 million was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses for the thirteen weeks ended October 2, 2001 were 30.6% compared to 30.1% for the comparable period last year, up 0.5%. Approximately 0.2% of the 0.5% increase was attributable to reduced fixed cost leverage associated with lower sales volumes resulting from the events of September 11, and the remainder of the increase was principally due to increased costs for medical insurance benefits. Labor expenses for new restaurants will typically be higher than normal during the first 90-120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by our restaurants.

Other Operating Costs and Expenses

     Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses. Other operating costs and expenses increased 25.4% to $30.6 million for the thirteen weeks ended October 2, 2001 compared to $24.4 million for the same period of the prior year. This increase was principally attributable to new restaurant openings. As a percentage of total revenues, occupancy and other expenses increased slightly to 22.2% for the thirteen weeks ended October 2, 2001 versus 21.9% for the same period of fiscal 2000. This slight increase was primarily attributable to reduced fixed cost leverage associated with lower sales volumes resulting from the events of September 11, as well as the impact of increased costs for electric and natural gas services to our restaurants compared to the same period last year.

General and Administrative Expenses

     General and administrative (“G&A”) expenses consist of restaurant support expenses (field supervision, manager recruitment and training, relocation and other related expenses), bakery administrative expenses, and corporate support and governance expenses. G&A expenses increased 11.3% to $6.9 million for the thirteen weeks ended October 2, 2001 compared to $6.2 million for the same period of fiscal 2000. As a percentage of total revenues, G&A expenses decreased to 5.0% for the thirteen weeks ended October 2, 2001 compared to 5.6% for the same period of the prior year. This decrease was principally attributable to the leveraging of the fixed component of these costs with higher sales volumes. We intend to continue strengthening our operational support infrastructure during the remainder of fiscal 2001 and fiscal 2002, which will likely generate a higher absolute amount of general and administrative expenses for both fiscal years.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses were $4.6 million for the thirteen weeks ended October 2, 2001 compared to $3.5 million for the thirteen weeks ended September 26, 2000. The increase of $1.1 million for the thirteen weeks ended October 2, 2001 primarily consisted of higher restaurant depreciation expenses which were principally due to the openings of new restaurants. As a percentage of total revenues, depreciation and amortization expenses increased slightly to 3.3% for the thirteen weeks ended October 2, 2001 compared to 3.2% for the same period last year.

Preopening Costs

     Preopening costs were $2.0 million for the thirteen weeks ended October 2, 2001 compared to $1.6 million for the same period of the prior year. We incurred preopening costs to open three Cheesecake Factory restaurants during the thirteen weeks ended October 2, 2001 compared to two openings for the same period of the prior year. In addition, we incurred preopening costs in both periods for other restaurant openings in progress.

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

Thirty-nine Weeks Ended October 2, 2001 Compared to Thirty-nine Weeks Ended September 26, 2000

Revenues

     For the thirty-nine weeks ended October 2, 2001, the Company’s total revenues increased 24.9% to $390.4 million compared to $312.6 million for the thirty-nine weeks ended September 26, 2000. Restaurant sales increased 24.9% to $365.1 million compared to $292.4 million for the same period of the prior year. The $72.7 million increase in restaurant sales consisted of a $68.6 million increase from the openings of new restaurants and $4.1 million or 1.4% increase in comparable restaurant sales. Sales in comparable restaurants benefited, in part, from the impact of menu price increases, offset in part by decreased guest counts resulting from the events of September 11.

     Bakery sales increased 24.8% to $25.2 million for the thirty-nine weeks ended October 2, 2001 compared to $20.2 million for the same period of the prior year. The increase was principally attributable to higher sales volumes to foodservice operators and distributors.

Restaurant Cost of Sales

     During the thirty-nine weeks ended October 2, 2001, restaurant cost of sales increased 26.8% to $93.3 million compared to $73.6 million for the comparable period last year. The related increase of $19.7 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, this cost increased slightly to 25.5% versus 25.2% for the same period of the prior year, principally as a result of slightly higher produce and other commodity costs that were offset, in part, by menu price increases and volume purchase discounts.

Bakery Cost of Sales

     Bakery cost of sales were $12.4 million for the thirty-nine weeks ended October 2, 2001 compared to $9.3 million for the same period of the prior year. As a percentage of bakery sales, bakery cost of sales for the thirty-nine weeks ended October 2, 2001 increased to 49.1% compared to 46.2% for the comparable period last year. This percentage increase was primarily due to a shift in the mix of sales to products with slightly higher cost of sales as a percentage of their associated sales (but with slightly lower selling expenses, which are reported in the “other operating costs and expenses” category) and a slight increase in the cost for certain dairy-related commodities that are not subject to annual fixed-price contracts.

Labor Expenses

     Labor expenses were $120.0 million for the thirty-nine weeks ended October 2, 2001 compared to $95.5 million for the same period of the prior year. The related increase of $24.5 million was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses for the thirty-nine weeks ended October 2, 2001 increased slightly to 30.7% compared to 30.6% for the comparable period last year.

Other Operating Costs and Expenses

     Other operating costs and expenses increased 26.9% to $87.3 million for the thirty-nine weeks ended October 2, 2001 compared to $68.8 million for the same period of the prior year. The related increase of $18.5 million was principally attributable to new restaurant openings. As a percentage of total revenues, occupancy and other expenses increased slightly to 22.4% for the thirty-nine weeks ended October 2, 2001 versus 22.0% for the same period of fiscal 2000. This percentage increase was principally due to higher costs for electric and natural gas services to our restaurants, partially offset by sales increases which better leveraged the fixed cost component of our operating expenses.

     The cost for electric and natural gas services to our restaurants was 1.3% of restaurant sales for both fiscal 2000 and 1999. Through the 39 weeks ended October 2, 2001, these costs were 1.7% of sales. As of October 23, 2001, 13 of our 48 full-service restaurants and our bakery production facility were located in the state of California, where both the general availability and cost of energy have recently become more volatile. As a result, the impact of electric and natural gas services on our operations in California, and possibly in other states where we operate, will likely continue to be less predictable during fiscal 2001 compared to prior fiscal years.

General and Administrative Expenses

     General and administrative expenses increased to $20.2 million for the thirty-nine weeks ended October 2, 2001 compared to $19.1 million for the same period of fiscal 2000, an increase of $1.1 million or 5.8%. As a percentage of total revenues, general and administrative expenses decreased to 5.2% for the thirty-nine weeks ended October 2, 2001 compared to 6.1% for the same period of the prior year. This decrease was principally attributable to the leveraging of the fixed component of these costs with higher sales volumes.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses were $12.5 million for the thirty-nine weeks ended October 2, 2001 compared to $9.7 million for the same period of the prior year. The related increase of $2.8 million was principally attributable to new restaurant openings. As a percentage of total revenues, depreciation and amortization expenses were 3.2% for the thirty-nine weeks ended October 2, 2001 compared to 3.1% for the same period last year.

Preopening Costs

     Preopening costs were $4.9 million for the thirty-nine weeks ended October 2, 2001 compared to $3.5 million for the same period of the prior year. We incurred preopening costs to open six Cheesecake Factory restaurants during the thirty-nine weeks ended October 2, 2001 compared to four restaurants during the same period of the prior year. In addition, we incurred preopening costs in both periods for other restaurant openings in progress.

Liquidity and Capital Resources

     The following table sets forth a summary of the Company’s key liquidity measurements at October 2, 2001 and January 2, 2001.

	October 2, 2001	January 2, 2001
	(dollar amounts in millions)
Cash and marketable securities on hand	$81.3	$85.3
Adjusted net working capital, including all marketable securities	$63.2	$73.7
Adjusted current ratio, including all marketable securities	2.4:1	2.7:1
Long-term debt	—	—

     During the thirty-nine weeks ended October 2, 2001, our balance of cash and marketable securities on hand decreased by $4.0 million to $81.3 million from the January 2, 2001 balance. This decrease was primarily attributable to the timing of certain working capital requirements and capital expenditures associated with new restaurant openings and restaurant-level technology upgrades.

     As of October 23, 2001, there were no borrowings outstanding under the Company’s $25 million revolving credit and term loan facility (the “Credit Facility”). Borrowings under the Credit Facility will bear interest at variable rates based, at our option, on either the prime rate of interest, the lending institution’s cost of funds rate plus 0.75% or the applicable LIBOR rate plus 0.75%. The Credit Facility expires on May 31, 2003. On that date, a maximum of $25 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates. The Credit Facility is not collateralized and requires us to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of our operations, with which we are currently in compliance.

     During fiscal 2000, our capital expenditures were approximately $39.2 million, most of which were related to our restaurant operations. For fiscal 2001, we currently estimate our capital expenditure requirement to be approximately $55-$60 million, net of agreed-upon landlord construction contributions and excluding $8-$9 million of expected noncapitalizable preopening costs for new restaurants. This estimate contemplates approximately $43-$45 million for as many as 10 new restaurants to be opened during fiscal 2001, including an increase in estimated construction-in-progress disbursements for anticipated fiscal 2002 openings. Other estimated capital expenditures for fiscal 2001 include $5-$6 million for restaurant-level technology upgrades (new point-of-sale systems and automated front desk management systems); $3-$4 million for capacity additions to existing restaurants; and $4-$5 million for maintenance capital expenditures. We lease the land and building shells for substantially all of our restaurants for primary lease terms that usually range from 15 to 20 years for our new restaurants. We expend cash for leasehold improvements and furnishings, fixtures and equipment for our new restaurants.

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

     The Board of Directors has authorized the repurchase of up to 1,687,500 shares of our common stock for reissuance upon the exercise of stock options under our current stock option plans. A source of funding for share repurchases will be the proceeds from the exercise of stock options. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. Under this authorization, we have repurchased 850,500 shares at a total cost of approximately $9.3 million as of October 2, 2001. Share repurchases occurred during fiscal 1999, 2000 and 2001.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. We adopted SFAS No. 133 as of January 3, 2001. The adoption did not have any impact on our consolidated financial statements.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 is effective immediately and SFAS No. 142 will be effective January 2002. The new standards are not expected to have a significant impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     We are exposed to market risk from changes in interest rates on funded debt. This exposure relates to our $25 million revolving credit and term loan facility (the “Credit Facility”). There were no borrowings outstanding under the Credit Facility during the thirty-nine weeks ended October 2, 2001. Borrowings under the Credit Facility bear interest at variable rates based on either the prime rate of interest, the lending institution’s cost of funds plus 0.75% or LIBOR plus 0.75%. A hypothetical 1% interest rate change would not have any current impact on our results of operations.

     A change in market prices also exposes us to market risk related to our investments in marketable securities. As of October 2, 2001, we held $75.3 million in marketable securities. A hypothetical 10% decline in the market value of those securities would result in a $7.5 million unrealized loss and a corresponding decline in their fair value. This hypothetical decline would not affect cash flow from operations and would not have an impact on net income until the securities were disposed of.

Item 6. Exhibits and Reports on Form 8-K (a) Exhibits. None. (b) Reports on Form 8-K. None. 13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 23, 2001	THE CHEESECAKE FACTORY INCORPORATED By: /s/ David M. Overton —————————————— David M. Overton Chairman of the Board, President and Chief Executive Officer
By: /s/ Gerald W. Deitchle —————————————— Gerald W. Deitchle Executive Vice President, Corporate Operations and Chief Financial Officer

14