Form 10-K
period 2002-01-01
CHEESECAKE FACTORY INCORPORATED
filed 2002-03-14
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2002

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20574

THE CHEESECAKE FACTORY INCORPORATED (Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0340466 (IRS Employer Identification No.)

26950 Agoura Road Calabasas Hills, California (Address of principal executive offices)	91301 (Zip Code)

Registrant’s telephone number, including area code: (818) 871-3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
Preferred Stock Purchase Rights

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2002 was $1,533,601,002. As of March 1, 2002, 48,486,973 shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

Documents Incorporated by Reference

     Part III of this Form 10-K incorporates by reference information from the Registrant’s proxy statement for the 2002 annual meeting of stockholders to be held on May 16, 2002.

TABLE OF CONTENTS

		Page No
Cautionary Note Regarding Forward-Looking Statements and Risk Factors		1

PART I
Item 1.	Business	1
Item 2.	Properties	16
Item 3.	Legal Proceedings	16
Item 4.	Submission of Matters to a Vote of Security Holders	16

PART II
Item 5.	Market for the Registrant’s Common Stock and Related
	Stockholder Matters	17
Item 6.	Selected Consolidated Financial Data	18
Item 7.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	19
Item 7A.	Quantitative and Qualitative Disclosures about Market Risks	28
Item 8.	Financial Statements and Supplementary Data	29
Item 9.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	29

PART III
Item 10.	Directors and Executive Officers of the Registrant	29
Item 11.	Executive Compensation	29
Item 12.	Security Ownership of Certain Beneficial Owners and Management	29
Item 13.	Certain Relationships and Related Transactions	29

PART IV
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	30

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     Certain statements in this Form 10-K which are not historical facts may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe”, “expect”, “anticipate”, “plan”, “intend”, “may”, “will”, “can”, “should”, “could” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Such risks, uncertainties, and other factors include, but are not limited to: changes in general economic, political or public safety conditions which affect consumer behavior and spending for restaurant dining occasions, including the ongoing ramifications of the September 11, 2001 terrorist attacks and the governmental response thereto; increasing competition in the upscale casual dining segment of the restaurant industry; adverse weather conditions which impact customer traffic at the Company’s restaurants in general and which cause the temporary underutilization of outdoor patio seating available at several of the Company’s restaurants; various factors which increase the cost to develop and/or affect the number and timing of the openings of new restaurants, including factors under the influence and control of government agencies and landlords; changes in the availability and/or cost of raw materials, management and hourly labor, energy or other resources necessary to successfully operate the Company’s restaurants and bakery production facility; the Company’s ability to raise prices sufficiently to offset cost increases, including increased costs for minimum wages, employee benefits and insurance arrangements; the success of strategic and operating initiatives, including new restaurant concepts and new bakery product lines; depth of management; adverse publicity about the Company, its restaurants or bakery products; the Company’s current dependence on a single bakery production facility; the Company’s ability to obtain and retain customers for its bakery operations; changes in timing and/or scope of the purchasing plans of large-account bakery customers which can cause fluctuations in bakery sales and the Company’s consolidated operating results; the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support the Company’s growing operations; relations between the Company and its employees; the availability, amount, type, and cost of capital for the Company and the deployment of such capital, including the amounts of planned capital expenditures; changes in, or any failure to comply with, governmental regulations; the amount of, and any changes to, tax rates and the success of various initiatives to minimize taxes; and other risks and uncertainties referenced in this Form 10-K.

PART I

ITEM 1: BUSINESS

General

     As of March 1, 2002, The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we”, “us” and “our”) operated 50 upscale, full-service, casual dining restaurants under The Cheesecake Factory® mark in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Missouri, Nevada, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, Texas, Washington and Washington, DC. We also operated two upscale casual dining restaurants under the Grand Lux Cafe® mark in Los Angeles, California and Las Vegas, Nevada; one self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark inside the DisneyQuest® family entertainment center in Orlando, Florida; and a bakery production facility. We also licensed three bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator. When referred to herein, the term “restaurants” includes both The Cheesecake Factory and Grand Lux Cafe concepts, unless otherwise noted, and excludes the one “express” location and the three licensed bakery cafes unless otherwise noted.

     Our Cheesecake Factory restaurants offer approximately 200 menu items including appetizers, pizza, seafood, steaks, chicken, burgers, pasta, specialty items, salads, sandwiches, omelets and desserts, including approximately 40 varieties of cheesecake and other baked desserts. Grand Lux Cafe is an upscale, casual dining concept that we are evaluating for future expansion (see “The Grand Lux Cafe Restaurant Concept and Menu”). In contrast to many chain restaurant operations, substantially all of our menu items (except desserts manufactured at our bakery production facility) are prepared on the restaurant premises using high quality, fresh ingredients based on innovative and proprietary recipes. We believe our restaurants are recognized by consumers for offering exceptional value with generous food portions at moderate prices. Our restaurants possess a distinctive, contemporary design and decor that creates a high-energy ambiance in a casual setting. Our restaurants currently range in size from 5,400 to 18,300 interior square feet, provide full liquor service and are generally open seven days a week for lunch and dinner, including Sunday brunch. Total restaurant sales represented 92.7%, 92.9% and 92.2% of our total revenues for fiscal 2001, 2000 and 1999, respectively.

     We believe that our ability to select suitable locations and operate successful restaurants, coupled with the continuing popularity of our restaurant concepts with consumers, is reflected in our average food and beverage sales per restaurant which we believe are among the highest of any publicly-held restaurant company. Average sales per restaurant open for the full year were approximately $11.0 million, $10.6 million and $10.3 million for fiscal 2001, 2000 and 1999, respectively. Since each of our restaurants has a customized layout and differs in size (measured in square feet), we believe the most effective method to measure sales productivity is by square foot. Average sales per productive square foot (defined as interior plus seasonally-adjusted patio square feet) for restaurants open for the full year were approximately $1,000, $976 and $942 for fiscal 2001, 2000 and 1999, respectively.

     We believe that the viability of The Cheesecake Factory concept has been successfully demonstrated in a variety of site layouts, trade areas and markets across the United States. Accordingly, we intend to continue developing Cheesecake Factory restaurants in high profile locations within densely populated areas in both existing and new markets. In addition to expanding The Cheesecake Factory concept, we plan to selectively pursue other opportunities to leverage the competitive strengths of our restaurant and bakery operations, which may include new restaurant concepts such as Grand Lux Cafe or other concepts and new bakery product lines and distribution channels. In order to facilitate our expansion strategy, we plan to continue building our operating and corporate support infrastructure to focus on achieving optimal leverage and efficiencies in all of our operations. During fiscal 2001, we opened eight restaurants under The Cheesecake Factory mark and one restaurant under the Grand Lux Cafe mark. Our primary restaurant expansion objective is to increase our total restaurant productive square feet by approximately 24% to 25% during fiscal 2002. We currently expect to open as many as 12 new restaurants during fiscal 2002, of which two have opened as of March 1, 2002. Nine leases and several letters of intent have been signed as of March 1, 2002 for potential restaurant openings during fiscal 2002 and 2003.

     Our operations originated in 1972 as a producer and distributor of high quality cheesecakes and other baked desserts. Our first restaurant opened in Beverly Hills, California in 1978 for the primary purpose of promoting the sale of cheesecakes and other baked desserts to other foodservice operators, retailers and distributors (“bakery sales”). Although our restaurant operations have grown substantially during recent years, we continue to focus on increasing branded and private-label sales of bakery products in order to leverage our brand identity with consumers and to take advantage of current excess bakery production capacity. Bakery sales represented 7.3%, 7.1% and 7.8% of our total revenues for fiscal 2001, 2000 and 1999, respectively.

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

Restaurant Competitive Positioning

     The key elements of our restaurant competitive positioning are as follows:

     Extensive, Creative and Contemporary Menu and Bakery Product Offerings. Our restaurants offer a wide variety of items, including appetizers, pizza, seafood, steaks, chicken, burgers, pasta, specialty items, salads, sandwiches and omelets. Our menus are generally updated twice each year to respond to changing consumer dining preferences and trends. Our bakery production facility produces over 50 varieties of quality cheesecake and other baked desserts, of which approximately 40 varieties are offered at any one time in Cheesecake Factory restaurants.

     High Quality Products. Substantially all menu items (except the desserts manufactured at the Company’s bakery production facility) are prepared daily on the restaurant premises using high quality, fresh ingredients based on innovative and proprietary recipes. We use high quality dairy and other raw ingredients in our bakery products.

     Exceptional Value. We believe our restaurants are recognized by consumers for offering exceptional value with generous food portions at moderate price points. The average check per restaurant guest, including beverages and desserts, was approximately $15.70, $15.40 and $15.00 for fiscal 2001, 2000 and 1999, respectively.

     Superior Guest Hospitality. Our goal is to consistently meet or exceed the expectations of every restaurant guest in all facets of the dining experience. We believe that our restaurant-level employee recruitment, selection, training and incentive programs allow us to attract and retain qualified employees (staff members) who are motivated to provide consistent excellence in guest hospitality.

     Flexible Kitchen Capabilities and Operating Systems. Our restaurants have been strategically designed with sufficient capacity, equipment and operating systems to allow for the successful preparation and delivery of an extensive, contemporary and flexible menu which requires multiple food preparation and cooking methods executed simultaneously.

     Distinctive Restaurant Design and Decor. Our restaurants have a distinctive contemporary design and decor that creates a high-energy, “non-chain” image and upscale ambiance in a casual setting. Whenever possible, outdoor patio seating is also incorporated in the design of the restaurants, thus allowing for additional restaurant capacity (weather permitting) at a comparatively low occupancy cost per seat.

     High Profile Restaurant Locations and Flexible Site Layouts. We locate our restaurants in high profile locations within densely populated areas with a balanced mix of residences, businesses, shopping and entertainment outlets. In contrast to many “theme” restaurant operations that rely heavily on tourist traffic, our restaurants principally rely on the visit frequency and loyalty of consumers who work, reside or shop near each of our restaurants. We have the flexibility to design our restaurants to accommodate a wide variety of urban and suburban site layouts, including multi-level locations.

     Commitment to Selecting, Training, Rewarding, and Retaining High Quality Employees. We believe our employee recruitment and selection criteria are among the most rigorous in the restaurant industry. By providing extensive training and innovative compensation programs, we believe our employees develop a sense of personal commitment to our core values and culture of excellence in restauranteuring and guest hospitality. We believe these programs have resulted in employee turnover rates which are generally lower than average for the restaurant industry.

The Cheesecake Factory Restaurant Concept and Menu

     The Cheesecake Factory restaurant concept strives to provide a distinctive dining experience at moderate price points by offering an extensive, creative and evolving menu in an upscale, high energy casual setting with efficient, attentive and friendly service. As a result, our restaurants appeal to a diverse customer base. The Cheesecake Factory’s extensive menu enables us to compete for substantially all dining preferences and occasions, including not only lunch and dinner, but also the mid-afternoon and late-night dayparts which are traditionally weaker dayparts for most casual dining restaurant operations. Cheesecake Factory restaurants are not open for breakfast, but do offer Sunday brunch. All of our restaurants are open seven days a week. All items on the menu, including approximately 40 varieties of cheesecake and other quality baked desserts, may be purchased for off-premise consumption, which we believe represents approximately 10% of our restaurant sales.

     Our menu currently consists of approximately 19 pages and features approximately 200 items including appetizers, pizza, seafood, steaks, chicken, burgers, specialty items, pastas, salads, sandwiches and omelets. Examples of menu offerings include Tex-Mex Eggrolls, Roadside Sliders, Crusted Chicken Romano, Shrimp Scampi, Cajun Jambalaya Pasta, Santa Fe Salad, Orange Chicken and Caribbean Steak. Menu items (except those desserts manufactured at our bakery production facility) are prepared daily on the restaurant premises with high quality, fresh ingredients using innovative and proprietary recipes. We consider the extensive selection of items on our menu to be an important factor in the differentiation of our restaurants from our competitors. Menu entrees range in price from approximately $6.50 to $24.95. Appetizers range in price from $3.75 to $9.95, and desserts range from $3.95 to $6.95.

     One of our competitive strengths is the ability to anticipate consumer dining and taste preferences and adapt our menu to the latest trends in food consumption. We create new menu items to keep pace with changing consumer tastes and preferences and regularly update our ingredients and cooking methods to improve the quality and consistency of our food offerings. Generally every six months, we review the appeal and pricing of all of our menu items and typically update or replace as many as 10 to 20 of the items. All new menu items are tested and selected based on uniqueness, sales popularity, preparation technique and profitability.

     Our ability to create, promote and attractively display our unique line of baked desserts is also important to the competitive positioning and financial success of our restaurants. We believe that our brand identity and reputation for offering high quality desserts results in a higher percentage of dessert sales relative to that of most chain restaurant operators. Dessert sales represented approximately 15% of total restaurant sales for fiscal 2001, 2000 and 1999.

     Each restaurant maintains a full-service bar where appetizers or the full menu may also be purchased. The sale of alcoholic beverages represented approximately 13% of total restaurant sales for fiscal 2001, 2000 and 1999. We believe the majority of our alcoholic beverage sales occur with meal purchases.

     We place significant emphasis on the unique interior design and decor of our restaurants, which results in a higher investment per square foot of restaurant space than is typical for the industry. However, each of our restaurants has historically generated annual sales per square foot that is also typically higher than other competitors in the industry. We believe that our stylish restaurant design and decor package contributes to the distinctive dining experience enjoyed by our guests. Each restaurant features large, open dining areas and a contemporary kitchen design featuring exhibition cooking. Five restaurants offer banquet facilities. Approximately two-thirds of our restaurants offer outdoor patio seating (weather permitting), and three of our restaurants overlook waterfronts which complement the overall dining experience. The table and seating layouts of our restaurants are flexible, permitting tables and seats to be easily rearranged to accommodate large groups or parties, thus permitting more effective utilization of seating capacity.

The Grand Lux Cafe Restaurant Concept and Menu

     In May 1999, we opened our first Grand Lux Cafe at the Venetian Resort-Hotel-Casino in Las Vegas, Nevada. Grand Lux Cafe is an upscale, casual dining concept that offers unique global cuisine in an elegant but relaxed atmosphere. The menu at Grand Lux Cafe offers approximately 150 menu items including appetizers, pasta, seafood, steaks, chicken, burgers, salads, specialty items and desserts. Examples of specialty menu offerings include Slow Roasted Lamb Shank, Chicken Venetian, Seared Rare Ahi Tuna Tostadas, Tuscan Bread Salad and Miso Glazed Salmon. Menu entrees range in price from approximately $6.50 to $28.95. Appetizers range in price from $4.95 to $10.95 and desserts range from $4.95 to $6.95. A full-service bar and bakery are also included in the concept. Our location in the Venetian Resort-Hotel-Casino is open 24 hours a day and also serves a breakfast menu with items priced from $1.95 to 15.95. Based upon the initial success of the concept in Las Vegas, we opened a second Grand Lux Cafe at the Beverly Center in Los Angeles in November 2001 and currently plan to open an additional Grand Lux Cafe in Chicago during fiscal 2002 in order to more fully evaluate the concept’s future expansion potential.

Existing Restaurant Locations

     As of March 1, 2002, we operated 50 full-service restaurants under The Cheesecake Factory mark in 18 states and the District of Columbia. We also operated two Grand Lux Cafe restaurants and one self-service, limited menu “express” operation at DisneyQuest-Orlando under The Cheesecake Factory Express mark. We also licensed three bakery cafes under The Cheesecake Factory Bakery Cafe mark to another foodservice operator. The following table sets forth information with respect to our Company-operated restaurant locations:

Existing Company-Operated Restaurant Locations

Location	Opening Year	Approximate Interior Square Feet (1)	Approximate Interior Seats (2)	Approximate Patio Seats (3)
Beverly Hills, CA	1978	5,400	140	24
Marina del Rey, CA	1983	9,750	312	124
Redondo Beach, CA (4)	1988	14,000	359	165
Woodland Hills, CA	1989	10,500	319	92
Washington, DC	1991	12,500	355	—
Newport Beach, CA	1993	9,500	247	—
Brentwood, CA	1993	7,000	242	120
Atlanta, GA (Buckhead)	1993	14,000	415	138
North Bethesda, MD	1994	9,856	254	—
Coconut Grove, FL	1994	6,100	192	—
Boca Raton, FL	1995	15,742	422	—
Chicago, IL	1995	15,557	462	87
Houston, TX	1995	12,488	356	—
Chestnut Hill, MA	1995	10,646	295	32
Skokie, IL	1996	17,261	474	—
Baltimore, MD	1996	7,195	249	140
Kansas City, MO	1996	12,795	304	140
Pasadena, CA	1997	9,058	226	—
Denver, CO	1997	11,492	376	88
Westbury, NY	1997	13,008	355	—
Las Vegas, NV	1997	11,952	274	70
Cambridge, MA	1997	8,988	287	28
Miami, FL	1997	9,583	310	—
Aventura, FL	1998	10,421	285	109
Orlando, FL (DisneyQuest)	1998	3,524	296	—
Irvine, CA	1998	7,530	183	62
Dallas, TX	1998	8,852	304	32
Sunrise, FL	1998	9,237	244	154
San Diego, CA	1999	8,944	262	110
Thousand Oaks, CA	1999	7,496	230	80
Las Vegas, NV (Grand Lux Cafe)	1999	18,340	442	—
Columbus, OH	1999	10,720	295	110
Boulder, CO	1999	7,994	224	34
Providence, RI	1999	9,180	262	30
Mission Viejo, CA	1999	8,353	201	79
San Francisco, CA	2000	10,310	284	110
Atlanta, GA (Perimeter Mall)	2000	10,591	270	70
Scottsdale, AZ	2000	9,753	284	70
Indianapolis, IN	2000	11,581	341	42
West Palm Beach, FL	2000	10,425	254	118
Frisco (Dallas), TX	2000	11,314	317	62
Hackensack, NJ	2000	10,506	298	100
Schaumburg, IL	2001	10,427	301	—
Phoenix, AZ	2001	11,546	284	56
Winter Park, FL	2001	14,585	372	74
Seattle, WA	2001	11,330	314	—
Sherman Oaks, CA	2001	9,569	259	120
King of Prussia, PA	2001	11,266	316	—
Chandler, AZ	2001	11,942	334	72
Tampa, FL	2001	12,672	335	64
Los Angeles, CA (Grand Lux Cafe)	2001	14,175	334	—
Bellevue, WA	2002	11,739	340	80
San Antonio, TX	2002	9,956	319	44

Total		568,649	16,009	3,130

6

(1)	Excludes outside patio area, if applicable.

(2)	Average seats, including bar and banquet facilities.

(3)	Outdoor patio seating is typically available, weather permitting, in the Southern California and South Florida locations during most of each year and during the spring and summer seasons for other locations.

(4)	Excludes approximately 7,000 square feet (85 seats) of dedicated banquet space.

New Restaurant Site Selection and Development

     We believe the locations of our restaurants are critical to our long-term success and we devote significant time and resources to analyzing each prospective site. Since The Cheesecake Factory concept can be executed within a variety of site locations (urban or suburban shopping malls, retail strip centers, office complexes and entertainment centers - either freestanding or in-line) and layouts (single or multi-level, from 7,000 to 20,000 square feet), we can be highly selective and flexible in choosing suitable locations. In general, we currently prefer to open our restaurants at high profile sites within larger metropolitan areas with dense population and above-average household incomes. While our restaurants typically share common interior decor elements, the layout of each restaurant is customized to accommodate different types of buildings and different square feet of available space. In addition to carefully analyzing demographic information for each prospective site, we consider other factors such as visibility, traffic patterns and general accessibility; the availability of suitable parking; the proximity of residences and shopping areas, office parks and tourist attractions; the degree of competition within the trade area; and the general availability of restaurant-level employees. In contrast to many “theme” restaurant operations that rely heavily on tourist traffic, our restaurants principally rely on the visit frequency and loyalty of consumers who work, reside or shop in each of our trade areas.

     Our new restaurant development model more closely resembles that of a mall retailer, since most of our restaurants occupy leased spaces in shopping malls, office complexes, strip centers, entertainment centers and other real estate developments. We expend cash for leasehold improvements and furnishings, fixtures and equipment to build out the leased premises. We may also expend cash for permanent improvements that we make to leased premises that will be reimbursed to us by our landlords as construction contributions (also known as tenant improvement allowances) pursuant to agreed-upon terms in the respective leases. If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. However, there can be no assurance that such contributions will be available for every potential location that we seek to develop into a new restaurant. In the future, we may also develop more freestanding restaurant locations using both ground leases and built-to-suit leases, which are commonly used to finance freestanding locations in the restaurant industy. We own substantially all of the equipment in our restaurants and currently plan to do so in the future

     We believe the relatively high and consistent sales productivity of our restaurants provides opportunities to obtain suitable leasing terms from landlords. Due to the uniquely flexible and customized nature of our restaurant operations and the complex design, construction and preopening processes for each new location, our lease negotiation and restaurant development timeframes. The development process can range from six to eighteen months after lease signing and can be subject to delays outside of our control. The number and timing of new restaurants actually opened during any given period will depend on a number of factors including, but not limited to, the identification and availability of suitable locations and leases; the availability of suitable financing; the timing of the delivery of the leased premises to us from landlords so that we can commence our build-out construction activities; our ability to timely obtain all necessary governmental licenses and permits to construct and operate the restaurants; any labor shortages or disputes experienced by our outside contractors; any unforeseen engineering or environmental problems with the leased premises; weather conditions that interfere with the construction process; our ability to successfully manage the design, construction and preopening processes for each restaurant; the availability of suitable restaurant management and hourly employees; and general economic conditions. While we attempt to manage those factors within our control, we have experienced unforeseen delays in restaurant openings from time to time in the past and may continue to experience such delays in the future. Most other chain restaurant operations have a greater ability to predict the timing of their new openings as a result of their ability to acquire and control the underlying real estate for their locations and/or they have smaller, more standardized restaurant layouts that are less difficult and time consuming to construct when compared to our larger, more upscale and highly-customized leased locations.

New Restaurant Sales and Investment Objectives

     Since each of our restaurants has a customized layout and differs in size (measured in square feet), we believe the most effective method to measure the unit economics of our concepts is by square foot. Average sales per productive square foot for our restaurants open during the entire period were $1,000, $976 and $942 for fiscal 2001, 2000 and 1999, respectively. We currently lease spaces for each of our restaurants and are required to expend cash for leasehold improvements and furnishings, fixtures and equipment to build out the leased spaces which is targeted, on average, from $425 to $475 per square foot (excluding preopening costs and landlord construction contributions). We typically seek to obtain construction contributions from our landlords for permanent improvements that we make to the leased premises. If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. Such contributions vary from lease to lease, depending on the scope of construction activities and other factors. While we have been generally successful in obtaining landlord construction contributions in the past, there can be no assurance that such contributions will be available in similar amounts, if at all, for every potential location we seek to develop into a new restaurant.

     On average, we target an average 2.5 to 1 sales-to-net cash investment ratio and an average 50% net cash-on-cash return when evaluating potential restaurant locations. The initial performance objectives for new concepts such as Grand Lux Cafe may be lower than average, since the first few locations for new concepts are typically in a refinement stage for a period of time. These cash-based performance targets for the Company’s restaurant-level operations do not consider field supervision and corporate support expenses; exclude non-cash items such as depreciation expense; exclude income taxes and do not represent a targeted return on an investment in the Company’s common stock. If we select a potential restaurant location for acquisition and development, the actual performance of the location may differ from its originally targeted performance. There can be no assurance that any new restaurant opened will have similar operating results to those of established restaurants. On average, our new restaurants usually require a 90-120 day period after opening to reach their targeted restaurant-level operating levels due to cost of sales and labor inefficiencies commonly associated with new, complex casual dining restaurants. As a result, a significant number of restaurant openings in any single fiscal quarter, accompanied with their associated preopening costs, could have a significant impact on our consolidated results of operations for that fiscal quarter. Therefore, our results of operations for any single fiscal quarter are not necessarily indicative of the results to be expected for any other fiscal quarter or for a full fiscal year.

Preopening Costs for New Restaurants

     Preopening costs include incremental out-of-pocket costs that are directly related to the openings of new restaurants that are not otherwise capitalizable. As a result of the highly customized and operationally complex nature of our upscale, high volume concepts, the preopening process for our new restaurants is more extensive, time consuming and costly relative to that of most chain restaurant operations. The preopening cost for one of our restaurants usually includes costs to relocate and compensate an average of 11-12 restaurant management employees prior to opening; costs to recruit and train an average of 200-250 hourly restaurant employees; wages, travel and lodging costs for our opening training team and other support employees; and costs for practice service activities. Preopening costs will vary from location to location depending on a number of factors, including the proximity of our existing restaurants; the size and physical layout of each location; the number of management and hourly employees required to open each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel and lodging for different metropolitan areas; and the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurants, which may also be dependent upon our landlords obtaining their licenses and permits for the projects that our leased premises are located within.

     Our direct preopening cost for a 10,000 square foot, single-story restaurant in an established Company market averages approximately $600,000 to $700,000. Preopening costs will usually be higher for larger restaurants, our initial entry into new markets and for new concepts such as Grand Lux Cafe. We usually incur the most significant portion of preopening costs for a typical restaurant opening within the two-month period immediately preceding and the month of the restaurant’s opening. Preopening costs will fluctuate from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant, and the fluctuations could be significant. We expense preopening costs as incurred. Based on our current growth objectives for fiscal 2002 and 2003, preopening costs for each of those years will likely exceed the respective amount of preopening costs for the applicable prior year.

Restaurant Expansion Objectives

     We believe that the viability of The Cheesecake Factory concept has been successfully demonstrated in a variety of site layouts, trade areas and markets across the United States. Accordingly, we intend to continue developing Cheesecake Factory restaurants in high profile locations within densely populated areas in both existing and new markets. In addition to expanding The Cheesecake Factory concept, we plan to selectively pursue other opportunities to leverage the competitive strengths of our restaurant operations, which may include new restaurant concepts such as Grand Lux Cafe or other concepts.

     Our primary restaurant expansion objective is to increase our total restaurant productive square feet by approximately 24% to 25% during fiscal 2002. We currently expect to open as many as 12 new restaurants during fiscal 2002, of which two have opened as of March 1, 2002. Nine leases and several letters of intent have been signed as of March 1, 2002 for potential restaurant openings during fiscal 2002 and 2003. The following table sets forth information with respect to future restaurant locations under development as of March 1, 2002 for which leases have been signed:

Future Restaurants with Signed Leases

Location	Potential Opening Year	Approximate Interior Square Feet
Boston, Massachusetts	Fiscal 2002	13,800
Edina, Minnesota	Fiscal 2002	10,800
Fort Lauderdale, Florida	Fiscal 2002	11,000
Las Vegas, Nevada	Fiscal 2002	9,800
Santa Clara, California	Fiscal 2002	11,000
Orlando, Florida	Fiscal 2002	11,000
St. Louis, Missouri	Fiscal 2002	9,900
Austin, Texas	Fiscal 2003	12,600
Chicago, Illinois (Grand Lux Cafe)	Fiscal 2002	20,400

     We are currently negotiating additional leases for potential future locations that could open during fiscal 2002 and 2003. From time to time, we will evaluate opportunities to acquire and convert other restaurant locations to The Cheesecake Factory and Grand Lux Cafe concepts. However, we currently have no binding commitments (other than the signed leases set forth in the table above) or agreements to acquire or convert any other restaurant locations to our concepts.

     To date, we have not experienced any significant permanent cannibalization of the sales of existing restaurants by new restaurants, and it is not our strategy to do so. However, as we gradually increase our unit presence in existing markets over time with the objective of maximizing our competitive position and total financial performance opportunity in each market, there can be no assurance that sales cannibalization will not become more significant in the future.

     We developed a bakery cafe format during fiscal 1997 to extend The Cheesecake Factory brand and provide a potential additional source of operating leverage for our bakery production facility. As of March 1, 2002, there were three licensed bakery cafe outlets in operation that range in size from 250 to 2,000 square feet and feature many of our unique desserts and a limited selection of beverages, sandwiches and salads in a self-service format. The first bakery cafe opened in July 1997 in the Ontario Mills shopping mall complex near Los Angeles, followed by the opening of two kiosk-type outlets in August 1997 located in the Ronald Reagan National Airport in Washington, DC. A third licensed bakery cafe opened at the MacArthur Center in Norfolk, Virginia in August 1999. All bakery cafes are currently operated by HMSHost, formerly known as Host Marriott Services Corporation, under licensing agreements with us. The Cheesecake Factory Express is currently the exclusive foodservice operator for the DisneyQuest family entertainment center located in Orlando, Florida. DisneyQuest features innovative, interactive technologies together with Disney characters to create an entertainment adventure for families and guests of all ages. Our Company-operated foodservice operation in DisneyQuest consists of a limited selection of The Cheesecake Factory’s quality menu items and desserts in a self-service format at an average check of approximately $7.50 per guest. We have no current plans to develop and operate any additional bakery cafe or express operations, as we are currently focused on expanding our full-service restaurant concepts.

Restaurant Operations and Management

     Our ability to consistently and correctly execute a made-from-scratch, complex menu in an upscale, high volume casual dining environment is critical to our overall success. Detailed operating procedures, standards, controls, food line management systems, and cooking methods and processes are utilized at our restaurants to accommodate our extensive menu and facilitate our sales productivity. However, the successful day-to-day operation of our restaurants remains critically dependent on the quality, ability, dedication and enthusiasm of the general manager, executive kitchen manager and all other management and hourly employees working at each restaurant.

     Excluding The Cheesecake Factory and Grand Lux Cafe restaurants located in Las Vegas (which are both open 365 days a year), our restaurants are open every day of the year except Thanksgiving and Christmas. Hours of operation are generally from 11:00 a.m. to 11:00 p.m., except for Sunday when the restaurants open at 10:00 a.m. for brunch and on weekends when most restaurants stay open to midnight. Outdoor patio seating is available (weather permitting) at approximately two-thirds of our restaurants.

     We believe that the high average sales volumes and popularity of our restaurants allow us to attract and retain higher quality, experienced restaurant-level management and other operational personnel. We also believe our restaurants have experienced a lower level of employee turnover than the restaurant industry in general. Each full-service restaurant is typically staffed with one general manager, one executive kitchen manager and from six to sixteen additional kitchen and front-of-the-house management personnel, depending on the sales volume of each restaurant. On average, general managers possess at least five years of experience with us and typically have at least five additional years of management experience with other foodservice operators. All newly-recruited restaurant management personnel complete an extensive 14-15 week training program during which they receive both classroom and on-the-job instruction in food quality and preparation, customer service, alcoholic beverage service, liquor liability avoidance, financial management and cost controls, risk management, employee relations and our core values and culture of superior guest hospitality. We also provide our restaurant managers with detailed manuals covering food and beverage standards and the proper operation of our restaurants. We are committed to operational excellence in every component of our restaurant operations.

     Efficient, attentive and friendly guest service is integral to our overall concept and brand identity. Each restaurant is staffed, on average, with approximately 200-250 hourly employees. We require each hourly employee to participate in a formal training program for their respective position in the restaurant. For example, new servers at each restaurant currently participate in approximately three weeks of training during which each server works under the supervision of restaurant management. We strive to instill enthusiasm and dedication in our employees and regularly solicit suggestions concerning restaurant operations and all aspects of our business.

     Our future growth and financial success will be highly dependent upon our ability to attract, develop and retain qualified employees who are capable of successfully managing upscale, high volume casual dining restaurants and consistently executing our extensive and complex menu. The availability and retention of qualified restaurant management employees continues to be a significant industry-wide challenge facing restaurant operators. To enable us to more effectively compete for and retain the highest quality restaurant management personnel available, we maintain an innovative and comprehensive compensation program for our restaurant general managers and executive kitchen managers. Each participant in the program receives a competitive base salary and has the opportunity to earn an annual cash bonus (calculated and paid quarterly) based on the performance of his or her restaurant. Participating restaurant general managers also are eligible to utilize a company-leased vehicle, for which all nonbusiness use thereof is valued and added to the participants’ taxable income pursuant to income tax regulations. A longer-term equity accumulation opportunity, based on Company stock options, is also available to participating restaurant general managers and executive kitchen managers that is dependent upon the participants’ extended service with us in their respective positions (at least five years) and their achievement of certain agreed-upon performance objectives during that five-year period. Additionally, all other salaried restaurant management employees are eligible to receive annual stock option grants, based on their base compensation and tenure with the Company and our consolidated results of operations.

     The restaurant general managers are responsible for selecting and training the hourly employees for their restaurants. Restaurant general managers report to area directors of operations, who typically supervise the operations of five to seven restaurants depending upon geographical and management experience factors. In turn, each area director of operations currently reports to the senior vice president for restaurant operations. Our restaurant field supervision organization also includes a senior vice president for kitchen operations, area kitchen operations managers and performance development (training) professionals who are responsible for managing new restaurant openings and training for all operational employees. As we open new restaurants, our field supervision and performance development staffs will also expand appropriately.

     We maintain financial and accounting controls in our restaurants through the use of a sophisticated point-of-sale (POS) cash register system and personal computer network in each restaurant that interfaces with the computer network in the corporate office using a frame relay communication system. The POS system is also utilized to authorize and transmit credit card sales transactions. The POS system and personal computer network provides our restaurant management with daily and weekly information regarding sales, cash receipts, inventory, food and beverage costs, labor costs and other controllable operating expenses. Each restaurant also has an onsite accounting technician who assists in the accumulation and processing of accounting and other administrative information. Field supervision employees also make extensive use of laptop computers that also interface with the restaurant and corporate networks.

     During the first half of fiscal 2001, we installed upgraded computer technology into our restaurants to improve our operating efficiencies and reporting capabilities. All of our restaurants were outfitted with a new POS system that incorporates the latest technology for such systems and an automated front desk management system that affords us the opportunity to better optimize our seating capacity and increase our speed of operations. During the first half of fiscal 2002, we plan to install upgraded labor timekeeping and scheduling software on our POS system. We also plan to more extensively utilize our frame relay communications capability for restaurant training purposes.

Bakery Operations

     The Company’s operations originated in 1972 as a producer and distributor of high quality cheesecakes and other baked desserts. The creation, production and marketing of quality cheesecakes and other baked desserts remain a cornerstone of our brand identity. At our state-of-the-art bakery production facility in Calabasas Hills, California, we produce approximately 50 varieties of cheesecake based on our proprietary recipes. Some of our popular cheesecakes include the Original Cheesecake, White Chocolate Raspberry Truffle®, Chocolate Peanut Butter Cookie-Dough, Kahlua Cocoa Coffee, Dutch Apple Caramel Streusel, Fresh Strawberry and Triple Chocolate Brownie Truffle®. Other popular baked desserts include chocolate fudge cake, carrot cake, blackout cake and apple dumplings. In the aggregate, our bakery production facility currently produces approximately 300 product SKUs.

     The commissary role of our bakery operations is to produce innovative, high quality cheesecakes and other baked desserts for sale at our restaurants. Dessert sales represented approximately 15% of our total restaurant sales for both fiscal 2001 and 2000 and are important to restaurant-level profitability. We also market some of our more popular cheesecakes and other baked products on a wholesale basis to other foodservice operators, retailers and distributors. Approximately two thirds of the bakery’s production activities is currently devoted to our outside customers, with the remaining one third devoted to supplying our restaurants. Cheesecakes and other items produced for outside accounts are marketed under The Cheesecake Factory mark, The Dream Factory® mark, The Cheesecake Factory Bakery® mark and private labels. Current large-account customers include the leading national warehouse club operators, institutional foodservice distributors, supermarkets, and other restaurant and foodservice operators. Sales to warehouse club operators represented approximately 49%, 55% and 57% of our total outside bakery sales for fiscal 2001, 2000 and 1999, respectively. Bakery products are delivered daily to our restaurants and other customers in the Southern California area by our delivery vehicles, and are shipped to all other markets in the United States by common carrier. We also contract with an outside fulfillment company to process our mail order sales. Frozen bakery products are also shipped internationally.

     All of our cheesecakes and baked desserts are currently produced at our 60,000 square foot bakery production facility and corporate center in Calabasas Hills, California. Opened in 1996 at an approximate cost of $18.6 million, this facility has approximately 45,000 square feet devoted to bakery production. During fiscal 2001, the production facility operated at approximately 65% of its estimated practical capacity. Although bakery production increased from fiscal 2000 levels, our capacity utilization remained constant during fiscal 2001 due to the addition of several new ovens and related equipment that increased our production capacity. We believe that our capacity utilization rate could increase to approximately 70% to 75% on a run-rate basis by the end of fiscal 2002, based on our expected level of production and planned capacity additions to our existing production facility during the year. We have commenced an evaluation of various alternatives to increase our future bakery production capacity, which will likely be located in a region of the country other than the West Coast. We currently expect to complete our evaluation before the end of fiscal 2002 and to commence initial capacity addition activities during fiscal 2003.

Advertising and Promotion

     We compete in the upscale, casual dining segment of the restaurant industry. This segment is generally positioned between easily-replicated casual dining operations and expensive “fine dining” or dinnerhouse operations. We believe our commitment to providing consistent, exceptional value to consumers in an upscale, casual dining environment continues to be the most effective approach to attracting and retaining customers. Accordingly, we have historically relied on our high profile locations, operational excellence and “word of mouth” to attract and retain restaurant guests instead of using media advertising. We would consider more traditional forms of media advertising if the need arose. During fiscal 2001, our restaurant-level expenditures for advertising were less than 1% of total restaurant sales.

     We believe that our commitment to delivering exceptional value to consumers has enabled our newer restaurants to benefit from the brand recognition and reputation developed by our existing restaurants. We also attempt to build awareness and relationships with local hotel concierges. For restaurant openings in new markets, we generally host a high-profile event for a local charity as part of our preopening practice activities that also serves to introduce our concept to the market. In new markets, we also arrange for local television and radio stations to cover our high-profile restaurant openings and thereby provide us with free publicity. During fiscal 2001, the Company sponsored the formation of The Cheesecake Factory – Oscar and Evelyn Overton Charitable Foundation that, among its other intended activities, will provide a vehicle for employee participation in qualified local community service and charitable programs. With respect to our bakery operations, we currently maintain a full-time staff of seven sales and marketing employees and three product development employees. Additionally, we utilize outside foodservice brokers from time to time for certain bakery products and distribution channels.

Purchasing and Distribution

     We strive to obtain quality menu ingredients, raw materials and other supplies and services for our operations from reliable sources at competitive prices. We continually research and evaluate various ingredients and products in an effort to maintain high quality and to be responsive to changing consumer tastes. Other than for cheesecakes and other baked products, our restaurants do not utilize a central food commissary. Substantially all menu items are prepared on each restaurant’s premises daily from scratch, using fresh ingredients. In order to maximize purchasing efficiencies and to provide for the freshest ingredients for our menu items while obtaining the lowest possible prices for the required quality and consistency, each restaurant’s management determines the quantities of food and supplies required and orders the items from local, regional and national suppliers on terms negotiated by our centralized purchasing staff. Restaurant-level inventories are maintained at minimum levels, due to the high concentration of fresh produce, poultry, meat, fish and dairy commodities that we use in our operations.

     We attempt to negotiate short-term and long-term agreements for our principal commodity, supply and equipment requirements, depending on market conditions and expected demand. However, we are currently unable to contract for substantially all of our fresh commodities such as produce, poultry, meat, fish and dairy items for long periods of time and, consequently, such commodities can be subject to unforeseen supply and cost fluctuations. Dairy costs can also fluctuate due to government regulation. We believe that all essential food and beverage products are available from several qualified suppliers in all cities in which our operations are located. Most food and supply items are delivered daily to our restaurants by independent foodservice distributors, including the largest foodservice distributor in North America.

Competition

     The restaurant industry is highly competitive. There are a substantial number of restaurant operations that compete directly and indirectly with us, many of which have significantly greater financial resources, higher revenues and greater economies of scale. The restaurant business is often affected by changes in consumer tastes and discretionary spending patterns; national and regional economic and public safety conditions; demographic trends; the cost and availability of raw materials, labor and energy; purchasing power; governmental regulations and local competitive factors. Any change in these or other related factors could adversely affect our restaurant operations. Accordingly, we must constantly evolve and refine the critical elements of our restaurant concepts over time to protect their longer-term competitiveness. Multi-unit foodservice operations such as ours can also be substantially affected by adverse publicity resulting from food quality, illness, injury, health concerns or operating issues stemming from a single restaurant or, with respect to our bakery operations, a single production run of bakery products. We attempt to manage these factors, but the occurrence of any one of these factors could cause our entire Company to be adversely affected. With regard to our bakery operations, competition within the premium baked dessert market has historically been regional and fragmented. However, overall competition within that market remains intense. We believe that our restaurant and bakery operations compete favorably with consumers on the critical attributes of quality, variety, taste, service, consistency and overall value.

Events of September 11, 2001

     The September 11, 2001 terrorist attacks on the World Trade Center in New York City and the Pentagon have negatively impacted the United States economy, which was experiencing a reduced level of growth prior to those attacks. Like most consumer businesses, our business is affected by general economic, political and public safety conditions that impact consumer confidence and discretionary spending. Sales for most of our restaurants, particularly those located in higher profile venues (such as the landmark John Hancock building in Chicago) and major tourist destinations (such as Las Vegas, Nevada and the state of Florida), were adversely affected as a result of the September 11 attacks. While sales trends for most of our restaurants have recovered to their pre-September 11 levels as of March 1, 2002, additional terrorist attacks or related events occurring in the future could adversely impact all consumer businesses, including ours. It is not possible to predict the longer-term effects of the terrorist attacks, or the impact of actions taken in response to the attacks, on general economic, political and public safety conditions and our results of operations.

Government Regulation

     We are subject to various federal, state and local laws affecting our business. Each of our restaurants is subject to licensing and regulation by a number of governmental authorities which may include alcoholic beverage control, health, sanitation, environmental, zoning and public safety agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development and openings of new restaurants, or could disrupt the operations of existing restaurants. However, we believe that we are in compliance in all material respects with all relevant governmental regulations, and we have not experienced abnormal difficulties or delays in obtaining the licenses or approvals required to open or operate any restaurant to date.

     Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities for licenses and permits to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. We have not encountered any material problems relating to alcoholic beverage licenses to date. The failure to receive or retain, or a delay in obtaining, a liquor license for a particular restaurant could adversely affect our ability to obtain such licenses elsewhere.

     We are subject to “dram-shop” statutes in most of the states in which we have operations, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance that we believe is consistent with coverage carried by other entities in the restaurant industry of similar size and scope of operations. Even though we are covered by general liability insurance, a settlement or judgment against us under a “dram-shop” statute in excess of our liability coverage could have a material adverse effect on our operations.

     Various federal and state labor laws govern our operations and our relationship with our employees, including such matters as minimum wages, overtime, fringe benefits, safety, working conditions and citizenship requirements. We are also subject to the regulations of the Immigration and Naturalization Service (INS). Even if we operate our restaurants in strict compliance with INS requirements, all of our employees may not meet federal citizenship or residency requirements, which could lead to a disruption in our work force. Significant government-imposed increases in minimum wages, paid leaves of absence and mandated health benefits, or increased tax reporting, assessment or payment requirements related to our employees who receive gratuities could be detrimental to the profitability of our restaurants and bakery operations. Even though we carry employment practices insurance, a settlement or judgment against us in excess of our coverage limitations could have a material adverse effect on our results of operations, liquidity, financial position or business. We are not aware of any environmental regulations that have had a material effect on our operations to date.

Employees

     As of March 1, 2002, we employed approximately 12,350 persons, of which approximately 11,700 employees worked in our restaurants, approximately 490 worked in our bakery operations and approximately 160 employees worked in our corporate center and restaurant field supervision organization. None of our employees are currently covered by collective bargaining agreements, and we have never experienced an organized work stoppage, strike or labor dispute. We believe our working conditions and compensation packages are generally comparable with those offered by our competitors and consider overall relations with our employees to be favorable.

Trademarks

     We have registered, among other marks, “The Cheesecake Factory”, “Grand Lux Cafe”, “The Cheesecake Factory Bakery”, “The Cheesecake Factory Express”, “The Dream Factory” and “The Cheesecake Factory Bakery Cafe” as trademarks with the United States Patent and Trademark Office. Additional trademark applications are pending. We have also registered our ownership of the Internet domain name “www.thecheesecakefactory.com” and other names. We regard our trademarks as having substantial value and as being important factors in the marketing of our restaurants and bakery products. We have registered, or have pending applications to register, one or more of our trademarks in more than 70 foreign countries, although there can be no assurance that our name and marks are registerable in every country for which registration is being sought. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained, and they have not been found to become generic.

Executive Officers

     David Overton, age 55, co-founded our predecessor company in 1972 with his parents. He has served as our Chairman of the Board, President and Chief Executive Officer since the Company was incorporated in February 1992.

     Gerald W. Deitchle, age 50, serves as Executive Vice President, Corporate Operations and Chief Financial Officer. Mr. Deitchle has over 25 years of executive and financial management experience with national restaurant and retail chain operations. He joined our Company as Senior Vice President, Finance and Administration and Chief Financial Officer in July 1995.

     Debby R. Zurzolo, age 45, joined our Company as Senior Vice President and General Counsel in April 1999. From 1982 until joining the Company, Ms. Zurzolo practiced law at Greenberg Glusker Fields Claman & Machtinger LLP in Los Angeles, California. As a partner with that firm, Ms. Zurzolo represented our Company on various real estate matters and negotiated several of our restaurant leases.

     Linda J. Candioty, age 47, retired as Executive Vice President and Secretary on March 1, 2002 after 25 years of Company service. Ms. Candioty will continue to serve our Company as a part-time consultant.

ITEM 2: PROPERTIES

     All of our 53 existing company-operated restaurants are located on leased properties, and we have no current plans to own land and buildings for future restaurants. We own substantially all of the equipment in our restaurants. Existing restaurant leases have primary terms with expiration dates ranging August 5, 2003 to January 31, 2023 (excluding existing renewal options). We do not anticipate any difficulties renewing our existing leases as they expire; however, there can be no assurance that we will be able to renew such leases after the expiration of all remaining renewal options. Leases generally provide for contingent rent based on a percentage of restaurant sales (versus a minimum base rental) and payment of certain lease-related expenses. See Note 6 of the Notes to the Company’s Consolidated Financial Statements for information regarding the aggregate minimum and percentage rentals paid for recent periods and information regarding our obligation to pay minimum rentals in future years.

     Our corporate center and bakery production operations are located in Calabasas Hills, California in a 60,000 square-foot facility on a 3.3-acre parcel of land. We currently own this entire facility (land, building and equipment) in fee simple. During fiscal 2001, we entered into a 10-year lease for approximately 34,000 square feet of additional training, R&D and office space adjacent to our existing facility that is scheduled to commence during the second half of fiscal 2002.

ITEM 3: LEGAL PROCEEDINGS

     From time to time, lawsuits are filed against us in the ordinary course of our business. Such lawsuits typically involve claims from guests and others related to operational issues common to the foodservice industry. A number of such claims may exist at any given time. In addition, we also encounter complaints and allegations from current and former employees or others from time to time that we believe to be common for businesses similar to ours. We could be affected by adverse publicity resulting from such allegations, regardless of whether or not such allegations are valid or whether we are liable. From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks. We are currently not a party to any litigation that could have a material adverse effect on our results of operations, liquidity, financial position or our business and we are not aware that any such litigation is threatened.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended January 1, 2002.

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the Nasdaq Stock Market® under the symbol CAKE. The following table sets forth, for the periods indicated, the high and low sales prices as reported on the Nasdaq Stock Market.

	High	Low
Fiscal 2000:
First Quarter	$16.39	$12.33
Second Quarter	21.94	15.25
Third Quarter	27.25	17.92
Fourth Quarter	32.29	23.33

Fiscal 2001:
First Quarter	$29.83	$21.42
Second Quarter	28.50	21.20
Third Quarter	32.96	19.92
Fourth Quarter	36.25	23.40

     Since our initial public offering in September 1992, we have not declared or paid any cash dividends on our common stock. We currently intend to retain all earnings for the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. There were approximately 650 holders of record of our common stock at March 1, 2002 and we estimate there were approximately 16,800 beneficial stockholders on that date.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth, for the periods indicated, selected consolidated financial data that has been derived from our audited Consolidated Financial Statements. The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year (1)
	2001	2000	1999	1998	1997
	(in thousands, except net income per share)
Income Statement Data:
Revenues:
Restaurant sales	$499,519	$ 406,947	$320,450	$ 243,415	$189,475
Bakery sales to other foodservice operators, retailers
and distributors	39,611	31,334	27,032	21,808	19,114

Total revenues	539,130	438,281	347,482	265,223	208,589

Costs and expenses:
Restaurant cost of sales	127,005	102,994	82,496	65,480	50,084
Bakery cost of sales	19,153	14,466	12,685	10,626	7,805
Labor expenses	164,372	133,287	105,796	81,475	64,708
Other operating costs and expenses	120,706	95,941	77,247	60,452	48,320
General and administrative expenses	27,929	25,831	21,266	17,333	10,096
Depreciation and amortization expenses	17,457	13,682	10,913	8,540	6,696
Preopening costs	7,069	5,943	6,217	3,603	6,646

Total costs and expenses	483,691	392,144	316,620	247,509	194,355

Income from operations	55,439	46,137	30,862	17,714	14,234
Interest income, net	4,328	4,660	2,807	2,955	520
Other income (expense), net	1,654	(439)	555	435	420

Income before income taxes and cumulative effect of
change in accounting principle	61,421	50,358	34,224	21,104	15,174
Income tax provision	22,112	18,257	12,492	7,073	5,235

Income before cumulative effect of change in accounting principle	39,309	32,101	21,732	14,031	9,939
Cumulative effect of change in accounting principle,
net of income tax benefit of $3,343 (2)	—	—	—	6,347	—

Net income	$ 39,309	$ 32,101	$ 21,732	$ 7,684	$ 9,939

Net income per share:
Basic:
Income before cumulative effect of change in
accounting principle	$ 0.83	$ 0.69	$ 0.48	$ 0.31	$ 0.26
Cumulative effect of change in accounting principle (2)	—	—	—	(0.14)	—

Net income	$ 0.83	$ 0.69	$ 0.48	$ 0.17	$ 0.26

Diluted:
Income before cumulative effect of change in
accounting principle	$ 0.79	$ 0.64	$ 0.46	$ 0.31	$ 0.26
Cumulative effect of change in accounting principle (2)	—	—	—	(0.14)	—

Net income	$ 0.79	$ 0.64	$ 0.46	$ 0.17	$ 0.26

Weighted average shares outstanding:
Basic	47,466	46,247	45,138	44,964	37,895
Diluted	49,897	50,192	47,675	46,287	38,547
Balance Sheet Data (at end of period):
Adjusted net working capital (including all marketable
securities classified as either current or noncurrent
assets)	$ 70,245	$ 73,688	$ 45,066	$ 43,873	$ 58,535
Total assets	$356,927	$ 288,392	$221,785	$ 185,420	$177,702
Total long-term debt (including current portion)	$ —	$ —	$ —	$ —	$ —
Stockholders’ equity	$289,471	$ 240,836	$185,573	$ 160,291	$152,545

(1)	Fiscal 2000 consisted of 53 weeks. All other fiscal years consisted of 52 weeks.

(2)	During fiscal 1998, we adopted AICPA SOP No. 98-5, “Reporting on the Costs of Start-Up Activities”, and began expensing restaurant preopening costs as incurred. Previously, such costs were deferred and amortized over the 12-month period following restaurant openings.

18

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     As of March 1, 2002, we operated 50 upscale, high volume, casual dining restaurants under The Cheesecake Factory® mark. We also operated two upscale casual dining restaurants under the Grand Lux Cafe® mark in Los Angeles, California and Las Vegas, Nevada; one self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark inside the DisneyQuest® family entertainment center in Orlando, Florida; and a bakery production facility. We also licensed three limited menu bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.

     Our revenues consist of sales from our restaurant operations and sales from our bakery operations to other foodservice operators, retailers and distributors (“bakery sales”). Revenue from restaurant sales is recognized when food and beverage products are sold to our guests. Revenue from bakery sales to other foodservice operators, retailers and distributors is recognized when the products are shipped. Sales and cost of sales are reported separately for restaurant and bakery activities. All other operating cost and expense categories are reported on a combined basis for both restaurant and bakery activities. Comparable restaurant sales include the sales from restaurants open for the full period of each period being compared. We utilize a 52/53 week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal 2001 and 1999 each consisted of 52 weeks, while Fiscal 2000 consisted of 53 weeks. Fiscal 2002 will consist of 52 weeks and will end on December 31, 2002.

     On September 4, 2001, Disney Regional Entertainment (“Disney”) closed its DisneyQuest® family entertainment facility in Chicago, Illinois. Accordingly, our limited menu “express” foodservice operation located inside that DisneyQuest facility also closed on that date. Due to the small size and limited scope of this operation and the terms of our agreement with Disney, this closure did not have a significant impact on our results of operations or financial position. Disney expects to continue to operate the one remaining DisneyQuest facility in Orlando, Florida and we expect to continue to operate our limited menu “express” foodservice operation inside that facility.

Results of Operations

The following table sets forth, for the periods indicated, the Consolidated Statements of Operations of the Company expressed as percentages of total revenues.

	Fiscal Year
	2001	2000	1999
Revenues:
Restaurant sales	92.7%	92.9%	92.2%
Bakery sales to other foodservice operators,
retailers and distributors	7.3	7.1	7.8

Total revenues	100.0	100.0	100.0

Costs and expenses:
Restaurant cost of sales	23.5	23.5	23.7
Bakery cost of sales	3.6	3.3	3.7
Labor expenses	30.5	30.4	30.5
Other operating costs and expenses	22.4	21.9	22.2
General and administrative expenses	5.2	5.9	6.1
Depreciation and amortization expenses	3.2	3.1	3.1
Preopening costs	1.3	1.4	1.8

Total costs and expenses	89.7	89.5	91.1

Income from operations	10.3	10.5	8.9
Interest income, net	0.8	1.1	0.8
Other income (expense), net	0.3	(0.1)	0.2

Income before income taxes	11.4	11.5	9.9
Income tax provision	4.1	4.2	3.6

Net income	7.3%	7.3%	6.3%

Fiscal 2001 (52 Weeks) Compared to Fiscal 2000 (53 Weeks)

     Revenues

     Total revenues increased 23% to $539.1 million for the 52 weeks of fiscal 2001 compared to $438.3 million for the 53 weeks of fiscal 2000. After adjusting for the extra week in fiscal 2000, total revenues for fiscal 2001 would have increased by approximately 26%.

     Restaurant sales increased 23% to $499.5 million for the 52 weeks of fiscal 2001 compared to $407.0 million for the 53 weeks in the prior fiscal year. Restaurant sales would have increased by 25% for fiscal 2001 after adjusting for approximately $8.7 million of sales for the extra week in fiscal 2000. The resulting restaurant sales increase of $101.2 million for fiscal 2001 on a 52-week basis consisted of the following components: $42.6 million from the openings of nine new restaurants during the fiscal year; $53.0 million from restaurants opened during fiscal 2000 that were not considered comparable sales during fiscal 2001; and $5.6 million from comparable restaurant sales. Total restaurant operating weeks and estimated productive square feet increased approximately 21% and 23% to 2,422 and 567,129, respectively, during fiscal 2001 on a 52-week basis. A single restaurant open during the full period of fiscal 2001 would have generated 52 operating weeks. Productive square feet consists of interior plus seasonally-adjusted patio square feet. We believe that measuring the changes in total restaurant operating weeks and total productive square feet from period to period is the most effective way to analyze the growth of the total productive capacity of our restaurant operations. Average sales per restaurant operating week for restaurants open during the full fiscal year increased 3.6% to $211,900 compared to $204,500 for fiscal 2000 on a 52-week basis.

     To conform with the more prevalent practice of measuring comparable sales changes in the casual dining segment of the restaurant industry, starting in fiscal 2002 we will measure comparable sales using restaurants open more than eighteen months. In fiscal 2001 and prior years, we measured comparable sales using restaurants open more than twelve months. Comparable restaurant sales increased approximately 1.4% during fiscal 2001 under both measures. This increase was partially attributable to effective menu price increases totaling approximately 1.9% for the full fiscal year, offset in part by reduced guest traffic in several of our higher-profile restaurants after the events of September 11, 2001. Excluding factors outside of our control, we only expect to achieve increases in comparable restaurant sales that are approximately equal to our effective menu price increases, since most of our established restaurants currently operate close to full capacity during peak meal periods. However, there can be no assurance that increases in comparable sales will be achieved.

     Bakery sales to other foodservice operators, retailers and distributors (“bakery sales”) increased 26% to $39.6 million for the 52 weeks in fiscal 2001 compared to $31.3 million for the 53 weeks in the prior fiscal year. After adjusting for the extra week in fiscal 2000, bakery sales would have increased approximately 29% during fiscal 2001. The increase in bakery sales was principally attributable to higher sales volumes to new and established foodservice accounts and to warehouse club operators. Sales to warehouse club operators represented approximately 49% of total bakery sales for fiscal 2001 compared to 55% for fiscal 2000.

     Restaurant Cost of Sales

     Restaurant cost of sales increased 23% to $127.0 million in fiscal 2001 compared to $103.0 million in fiscal 2000. This increase was primarily attributable to the 23% increase in restaurant sales during fiscal 2001. As a percentage of restaurant sales, these costs remained relatively constant at 25.4% during fiscal 2001 compared to 25.3% for the prior fiscal year.

     The menu at our restaurants is one of the most diversified in the foodservice industry and, accordingly, is not overly dependent on a single commodity. The principal commodity categories for our restaurants include produce, poultry, meat, fish and seafood, cheese, other dairy products, bread and general grocery items. While we have taken steps to qualify multiple suppliers and enter into agreements for some of the key commodities used in our restaurant operations, there can be no assurance that future supplies and costs for commodities used in our restaurant operations will not fluctuate due to weather and other market conditions outside of our control. Approximately one-third of our restaurant cost of sales consists of fresh produce, poultry and dairy commodities that can be subject to supply and cost fluctuations due principally to weather and other general agricultural conditions. For new restaurants, cost of sales will typically be higher than normal during the first 90-120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by our restaurants.

     Bakery Cost of Sales

     Bakery cost of sales, which include ingredient, packaging and production supply costs, were $19.2 million for fiscal 2001 compared to $14.5 million for the prior fiscal year. The increase of $4.7 million was principally attributable to the 26% increase in bakery sales for fiscal 2001. As a percentage of bakery sales, bakery cost of sales increased to 48.4% for fiscal 2001 compared to 46.2% for fiscal 2000. This increase was primarily attributable to a shift in the mix of sales to products with slightly higher cost of sales as a percentage of their associated price (but with slightly lower selling expenses, which are included in the “other operating costs and expenses” category) and a slight increase in the cost for certain dairy-related commodities that are not subject to annual fixed-price contracts. While we have taken steps to qualify multiple suppliers and enter into agreements for some of the key commodities used in our bakery operations, there can be no assurance that future supplies and costs for commodities used in our bakery or restaurant operations will not fluctuate due to weather and other market conditions beyond our control. Cream cheese is the most significant commodity used in our bakery products, with an expected requirement for as much as 9 million pounds during fiscal 2002. During the first quarter of fiscal 2002, we expect to execute agreements for substantially all of our cream cheese requirements for the 12-month period thereafter with two or more suppliers at a fixed cost per pound that is expected to be slightly higher than the cost experienced for fiscal 2001. We may also purchase cream cheese on the spot market as necessary to supplement our agreements.

     Labor Expenses

     Labor expenses, which include restaurant-level labor costs and bakery direct production labor (including associated fringe benefits), increased 23.3% to $164.4 million for fiscal 2001 compared to $133.3 million for fiscal 2000. This increase was principally due to the 23% increase in total revenues during fiscal 2001. As a percentage of total revenues, labor expenses increased slightly to 30.5% for fiscal 2001 compared to 30.4% for fiscal 2000 reflecting increased costs for employee health insurance benefits, partially offset by labor productivity improvements. For new restaurants, labor expenses will typically be higher than normal during the first 90-120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by our restaurants. The state of California increased its minimum wage by $0.50 per hour to $6.75 effective January 1, 2002. This was on top of a similar increase per hour that was effective January 1, 2001 that did not have a material impact on our labor expenses as a percentage of total revenues for fiscal 2001. As of March 1, 2002, 13 of our restaurant locations (25%) were in California. We believe the latest California minimum wage increase should not have a material impact on our labor expenses as a percentage of our total revenues.

     Other Operating Costs and Expenses

     Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, insurance, licenses and taxes, and utilities), other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses. Other operating costs and expenses increased 25.9% to $120.7 million for fiscal 2001 compared to $95.9 million for fiscal 2000. This increase was principally attributable to the 23% increase in total revenues for fiscal 2001. As a percentage of total revenues, other operating costs and expenses increased slightly to 22.4% for fiscal 2001 versus 21.9% for fiscal 2000. This increase was principally due to higher costs for electric and natural gas services which increased to 1.6% of restaurant revenues for fiscal 2001 compared to 1.3% for fiscal 2000 and increased costs for our insurance arrangements, which reflected the general increase in such costs resulting from the terrorist attacks of September 11, 2001. We expect the costs for all of our insurance arrangements to continue to increase during fiscal 2002.

     General and Administrative Expenses

     General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, the restaurant field supervision organization, the bakery administrative organization and the corporate support organization. G&A expenses increased 8.1% to $27.9 million for fiscal 2001 compared to $25.8 million for fiscal 2000. This increase was principally due to the planned growth of these supervision and support organizations commensurate with the growth of our restaurant and bakery operations during fiscal 2001. As a percentage of total revenues, G&A expenses decreased slightly to 5.2% for fiscal 2001 compared to 5.9% for the prior fiscal year as the 8.1% increase in these expenses for fiscal 2001 was less than the 23% increase in total revenues for the year. During fiscal 2002, we plan to continue to add resources to the G&A activities of our business, commensurate with the planned openings of as many as 12 new restaurants during the year.

     Depreciation and Amortization Expenses

     Depreciation and amortization expenses increased 27.7% to $17.5 million for fiscal 2001 compared to $13.7 million for fiscal 2000. This increase was principally due to new restaurant openings. As a percentage of total revenues, depreciation and amortization expenses were 3.2% and 3.1% for fiscal 2001 and 2000, respectively.

     Preopening Costs

     Preopening costs increased 20.3% to $7.1 million for fiscal 2001 compared to $5.9 million for the prior fiscal year. We opened nine restaurants during fiscal 2001 compared to seven openings during fiscal 2000. Preopening costs include incremental out-of-pocket costs that are directly related to the openings of new restaurants that are not otherwise capitalizable. As a result of the highly customized and operationally complex nature of our upscale, high volume concepts, the restaurant preopening process for our new restaurants is more extensive, time consuming and costly relative to that of most chain restaurant operations. The preopening cost for one of our restaurants usually includes costs to relocate and compensate an average of 11-12 restaurant management employees prior to opening; costs to recruit and train an average of 200-250 hourly restaurant employees; wages, travel and lodging costs for our opening training team and other support employees; and costs for practice service activities. Preopening costs will vary from location to location depending on a number of factors, including the proximity of our existing restaurants; the size and physical layout of each location; the number of management and hourly employees required to open each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel and lodging for different metropolitan areas; and the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurants, which may also be caused by landlords.

     Our direct preopening cost for a 10,000 square foot, single-story restaurant in an established Company market averages approximately $600,000 to $700,000. Preopening costs will usually be higher for larger restaurants, our initial entry into new markets and for new concepts such as Grand Lux Cafe. We usually incur the most significant portion of preopening costs for a typical restaurant opening within the two-month period immediately preceding and the month of the restaurant’s opening. Preopening costs will fluctuate from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant, and the fluctuations could be significant. We expense preopening costs as incurred. Based on our current growth objectives for fiscal 2002 and 2003, preopening costs for each of those years will likely exceed the respective amount of preopening costs for the applicable prior year.

     Interest Income, Other (Expense) Income and Income Taxes

     Interest income decreased 8.5% to $4.3 million for fiscal 2001 compared to $4.7 million for fiscal 2000. This decrease was principally due to lower yields on our interest-bearing cash and short-term investments that was due to the decline in the general level of interest rates during fiscal 2001. Other income for fiscal 2001 was $1.7 million compared to other expense of ($0.4) million for fiscal 2000. This increase was principally due to gains recognized in fiscal 2001 on the sale of short-term investments compared to a one-time write off of the remaining net book value of our former restaurant point-of-sale (POS) system in the prior fiscal year. Our effective income tax rate was 36.0% for fiscal 2001 compared to 36.2% for fiscal 2000. For fiscal 2002, we initially estimate our effective tax rate to be in the range of 35.7%. The actual effective tax rate for fiscal 2002 may be different than our current estimate due to actual revenues, pretax income and tax credits achieved during the year.

Fiscal 2000 (53 Weeks) Compared to Fiscal 1999 (52 Weeks)

     Revenues

     Total revenues increased 26% to $438.3 million for the 53 weeks of fiscal 2000 compared to $347.5 million for the 52 weeks of fiscal 1999.

     Restaurant sales increased 27% to $407.0 million for the 53 weeks of fiscal 2000 compared to $320.5 million for the 52 weeks of the prior fiscal year. The restaurant sales increase of $86.5 million was due to $10.1 million from the additional operating week in fiscal 2001(representing revenues from the final week of the 4th quarter which included higher sales from the New Year’s holiday), $29.0 million from the openings of seven new restaurants during the fiscal year; $32.3 million from restaurants opened during fiscal 1999 that were not considered comparable sales during fiscal 2000; and $15.1 million from increased comparable restaurant sales. Total restaurant operating weeks and estimated productive square feet increased approximately 20% and 21% to 1,996 and 461,645, respectively, during fiscal 2000 on a 52-week basis. Average sales per restaurant operating week increased 3% to $198,800 compared to $192,900 for fiscal 1999. Comparable sales for restaurants open at least twelve months increased 4.5% during fiscal 2000 (4.8% for restaurants open at least eighteen months) and benefited from an effective menu price increase of approximately 1.5% for the fiscal year.

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

     Bakery Cost of Sales

     Bakery cost of sales were $14.5 million for fiscal 2000 compared to $12.7 million for the prior fiscal year. The increase of $1.8 million was principally attributable to the 16% increase in bakery sales for fiscal 2000. As a percentage of bakery sales, bakery cost of sales decreased slightly for fiscal 2000 to 46.2% compared to 46.9% for fiscal 1999, principally as a result of lower dairy-related commodity costs (principally cream cheese, whipped cream and butter).

     Labor Expenses

     Labor expenses increased 26% to $133.3 million for fiscal 2000 compared to $105.8 million for fiscal 1999. This increase was principally due to the 26% increase in total revenues during fiscal 2000. As a percentage of total revenues, labor expenses decreased slightly to 30.4% for fiscal 2000 compared to 30.5% for fiscal 1999.

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

     General and Administrative Expenses

     General and administrative (“G&A”) expenses increased 21% to $25.8 million for fiscal 2000 compared to $21.3 million for fiscal 1999. This increase was principally due to the planned growth of our field supervision and corporate support organizations, commensurate with the growth of our restaurant and bakery operations during fiscal 2000. As a percentage of total revenues, G&A expenses decreased slightly to 5.9% for fiscal 2000 compared to 6.1% for the prior fiscal year.

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

     Interest Income

     Interest income increased 66% to $4.7 million for fiscal 2000 compared to $2.8 million for fiscal 1999. This increase was principally due to higher levels of interest-bearing cash and investments during fiscal 2000.

Liquidity and Capital Resources

The following table presents, for the periods indicated, a summary of the Company’s key liquidity measurements.

	Fiscal Year (1)
	2001	2000	1999
	(dollar amounts in millions)

Cash and marketable securities on hand, end of year	$92.3	$85.3	$55.2
Net working capital, end of year	$ 0.9	$39.5	$35.5
Adjusted net working capital, end of year(2)	$70.3	$73.7	$45.1
Current ratio, end of year	1.0:1	1.9:1	2.1:1
Adjusted current ratio, end of year (2)	2.2:1	2.7:1	2.4:1
Long-term debt, end of year	$ —	$ —	$ —
Cash provided by operations	$75.9	$56.3	$39.2
Capital expenditures	$74.3	$39.2	$38.6

(1)	Fiscal 2000 consisted of 53 weeks. All other fiscal years consisted of 52 weeks.
(2)	Includes all marketable securities classified as either current or noncurrent assets.

     During fiscal 2001, our total amount of cash and marketable securities on hand increased by $7.0 million to $92.3 million as of January 1, 2002. This increase was principally due to increased cash flow from operations. In the table above, we also present adjusted net working capital and current ratio calculations that include all marketable securities classified as either current or noncurrent assets. We believe these adjusted calculations more properly reflect our overall liquidity position. In response to the recent decrease in the general level of interest rates and our forecasted cash flow requirements, we have been slightly lengthening the average maturity of our marketable securities portfolio in order to capture additional investment yield. As a result, most of our investments in marketable securities now have maturities in excess of one year and are classified as noncurrent assets, but remain available for our liquidity requirements.

     As of March 1, 2002, there were no borrowings outstanding under our $25 million revolving credit and term loan facility (the “Credit Facility”). Borrowings under the Credit Facility will bear interest at variable rates based, at our option, on either the prime rate of interest, the lending institution’s cost of funds plus 0.75%, or the applicable LIBOR rate plus 0.75%. The Credit Facility expires on May 31, 2003. On that date, a maximum of $25 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates. The Credit Facility may also be used for standby letters of credit to support our purchasing and insurance programs. The Credit Facility is not collateralized and requires us to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of our operations, with which we are currently in compliance.

     Our new restaurant development model more closely resembles that of a mall retailer, since most of our restaurants occupy leased spaces in shopping malls, office complexes, strip centers, entertainment centers or other real estate developments. We expend cash for leasehold improvements and furnishings, fixtures and equipment to build out leased premises. We may also expend cash for permanent improvements that we make to leased premises that will be reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in the respective leases. If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. We initially record uncollected landlord construction contributions as other receivables. Our balance of other receivables will fluctuate from period to period, depending on the timing of cash collections from landlords and additional receivables recorded from new restaurant development activities. See Note 3, “Other Receivables”to our Consolidated Financial Statements. In the future, we may also develop more freestanding restaurant locations using both ground leases and built-to-suit leases, which are commonly used to finance freestanding locations in the restaurant industry. We own substantially all of the equipment in our restaurants and currently plan to do so in the future.

     During fiscal 2001, our cash outlays and accrued liability for capital expenditures were approximately $74 million. Of that amount, approximately $56 million was related to new restaurant openings (including several restaurants under construction as of fiscal year-end). The remainder consisted of approximately $8 million for maintenance and capacity addition expenditures for our existing restaurants; approximately $8 million for restaurant-level technology upgrades and approximately $2 million for bakery and corporate capital expenditures.

     For fiscal 2002, we currently estimate our total capital expenditures to range between $70-$75 million, net of agreed-upon landlord construction contributions and excluding $9-$10 million of expected noncapitalizable preopening costs for new restaurants. This estimate contemplates $60-$64 million for as many as 12 new restaurants to be opened during fiscal 2002, which includes an estimated increase in construction-in-progress disbursements for anticipated fiscal 2003 openings and which also reflects the fact that two of our planned 12 restaurant openings for fiscal 2002 do not have any landlord construction contributions. Not every potential location that we seek to develop into a restaurant may have landlord construction contributions available, and we would therefore not expect to incur a contingent rent obligation on such locations. Expected capital expenditures for fiscal 2002 also include approximately $5 million for maintenance and capacity addition expenditures to our existing restaurants; $4-$5 million to build out the new leased space for additional training, R&D and office space adjacent to our existing corporate facility (that is scheduled to commence during the second half of fiscal 2002); and $1 million to add capacity to our existing bakery production facility.

     Based on current business conditions and our current expansion objectives, we believe that our cash and short-term investments on hand, coupled with expected cash provided by operations, available borrowings under our Credit Facility and expected landlord construction contributions should be sufficient in the aggregate to finance our planned capital expenditures and other operating activities through fiscal 2003. We may seek additional funds to finance our growth in the future. However, there can be no assurance that such funds will be available when needed or be available on terms acceptable to us.

     During fiscal 1998, our Board of Directors authorized the Company to repurchase up to 1,687,500 shares of our common stock for reissuance upon the exercise of stock options under our current stock option plans. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. Under this authorization, we have repurchased a total of 850,500 shares for a total cost of $9.3 million through January 1, 2002.

     As of March 1, 2002, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts. Our operating lease commitments for leased restaurants and office space are disclosed in Note 6, “Commitments and Contingencies” to our Consolidated Financial Statements.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. We adopted SFAS No. 133 as of January 3, 2001. The adoption did not have any impact on our Consolidated Financial Statements.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 was effective in July 2001 and SFAS No. 142 became effective in January 2002. The new standards did not have any impact on our Consolidated Financial Statements.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This statement, which establishes one accounting model for the recognition, measurement and reporting of impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale, became effective January 2002 with early application encouraged. We adopted this standard during fiscal 2001 and it did not have any impact on our Consolidated Financial Statements.

Impact of Inflation and Changes in the Costs of Key Operating Resources

     Our profitability is dependent, among other things, upon our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy and other supplies and services. While we have taken steps to qualify multiple suppliers and enter into agreements for some of the commodities used in our restaurant and bakery operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control. We are currently unable to contract for substantially all of our fresh commodities such as produce, poultry, meat, fish and dairy items for long periods of time and, consequently, such commodities can be subject to unforeseen supply and cost fluctuations. Dairy costs can also fluctuate due to government regulation. The impact of inflation on food, labor, energy and occupancy costs can significantly affect our restaurant and bakery operations.

     Many of our restaurant and bakery employees are paid hourly rates related to the federal minimum wage, which increased in 1988, 1991, 1996 and 1997. Proposals are currently pending in Congress to again increase the federal minimum wage. The state of California increased its minimum wage by $0.50 per hour to $6.25 in January 2001, and by another $0.50 per hour to $6.75 in January 2002. Additionally, a general shortage in the availability of qualified restaurant management and hourly workers in certain geographical areas in which we operate has caused related increases in the costs of recruiting and compensating such employees. Certain operating costs, such as taxes, insurance and other outside services continue to increase with the general level of inflation or higher and may also be subject to other cost and supply fluctuations outside of our control.

     While the Company has been able to react to inflation and other changes in the costs of key operating resources by gradually increasing prices for its menu items and bakery products, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. Substantially all of the leases for our restaurants provide for contingent rent obligations based on a percentage of sales. As a result, rent expense will absorb a proportionate share of any menu price increases in our restaurants. There can be no assurance that we will continue to generate increases in comparable restaurant sales and bakery sales in amounts sufficient to offset inflationary or other cost pressures.

Seasonality and Quarterly Results

     Our business is subject to seasonal fluctuations. Historically, our highest levels of revenues and net income have occurred in the second and third quarters of the fiscal year. Over one-half of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales. Patio seating represents approximately 16% of the total available seating for all restaurants open as of March 1, 2002 and can be subject to disruption from inclement weather. Our bakery operations are seasonal to the extent that the fourth quarter’s sales are typically higher due to holiday business. Additionally, bakery sales comparisons may fluctuate significantly from quarter to quarter due to the timing and size of orders from our larger bakery customers. As a result of these and other factors, the Company’s financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated preopening costs.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates on funded debt. This exposure relates to our $25 million revolving credit and term loan facility (the “Credit Facility”). There were no borrowings outstanding under the Credit Facility during fiscal 1999, 2000, 2001 or fiscal 2002 through March 1, 2002. Borrowings under the Credit Facility bear interest at variable rates based on either the prime rate of interest, the lending institution’s cost of funds plus 0.75% or LIBOR plus 0.75%. A hypothetical 1% interest rate change would not have any current impact on our results of operations.

     A change in market prices also exposes us to market risk related to our investments in marketable securities. As of January 1, 2002, we held $78.3 million in available-for-sale marketable securities. A hypothetical 10% decline in the market value of those securities would result in a $7.8 million unrealized loss and a corresponding decline in their fair value. This hypothetical decline would not affect our cash flow from operations and would not have an impact on net income until the securities were disposed of.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements required to be filed hereunder are set forth on pages 31 through 49 of this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

     None.

PART III

ITEMS 10, 11, 12 AND 13:

     The information required by Items 10, 11, 12 and 13 is hereby incorporated by reference from the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 16, 2002 and which will be filed with the Commission within 120 days after the close of the Company’s fiscal year.

PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K

The following documents are filed as a part of this Report:

(a)	The Financial Statements required to be filed hereunder are listed in the Index to Financial Statements on page 31 of this report.

(b)	The Exhibits required to be filed hereunder are listed in the exhibit index included herein at page 50.

(c)	The Registrant did not file any reports on Form 8-K during the last quarter of its fiscal year ended January 1, 2002.

30

31

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of
The Cheesecake Factory Incorporated:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’equity and cash flows present fairly, in all material respects, the financial position of The Cheesecake Factory Incorporated and Subsidiaries at January 1, 2002 and January 2, 2001, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 1, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
February 1, 2002

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Data)

	January 1, 2002	January 2, 2001
ASSETS
Current assets:
Cash and cash equivalents	$ 14,025	$ 34,284
Investments and marketable securities	8,960	16,822
Accounts receivable	5,745	4,877
Other receivables	13,266	15,112
Inventories	10,771	9,328
Prepaid expenses	3,074	1,411
Deferred income taxes	2,212	773

Total current assets	58,053	82,607

Property and equipment, net	218,284	161,223

Other assets:
Marketable securities	69,299	34,208
Other receivables	5,509	5,276
Trademarks	1,965	1,905
Other	3,817	3,173

Total other assets	80,590	44,562

Total assets	$ 356,927	$ 288,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 18,885	$ 17,712
Income taxes payable	2,837	993
Other accrued expenses	35,385	24,422

Total current liabilities	57,107	43,127

Deferred income taxes	10,349	4,429
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued
and outstanding	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000
shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 150,000,000 shares authorized;
48,610,303 and 47,887,210 issued at January 1, 2002 and
January 2, 2001, respectively	486	319
Additional paid-in capital	159,075	147,694
Retained earnings	138,701	99,581
Unrealized gain on available-for-sale securities	530	365
Treasury stock, 850,500 and 756,000 shares at cost at January 1, 2002 and
January 2, 2001, respectively	(9,321)	(7,123)

Total stockholders’ equity	289,471	240,836

Total liabilities and stockholders’ equity	$ 356,927	$ 288,392

See the accompanying notes to the consolidated financial statements. 33

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Per Share Data)

	Fiscal Year
	2001	2000	1999
Revenues:
Restaurant sales	$499,519	$406,947	$320,450
Bakery sales to other foodservice operators, retailers and distributors	39,611	31,334	27,032

Total revenues	539,130	438,281	347,482

Costs and expenses:
Restaurant cost of sales	127,005	102,994	82,496
Bakery cost of sales	19,153	14,466	12,685
Labor expenses	164,372	133,287	105,796
Other operating costs and expenses	120,706	95,941	77,247
General and administrative expenses	27,929	25,831	21,266
Depreciation and amortization expenses	17,457	13,682	10,913
Preopening costs	7,069	5,943	6,217

Total costs and expenses	483,691	392,144	316,620

Income from operations	55,439	46,137	30,862
Interest income, net	4,328	4,660	2,807
Other income (expense), net	1,654	(439)	555

Income before income taxes	61,421	50,358	34,224
Income tax provision	22,112	18,257	12,492

Net income	$ 39,309	$ 32,101	$ 21,732

Net income per share:
Basic	$ 0.83	$ 0.69	$ 0.48

Diluted	$ 0.79	$ 0.64	$ 0.46

Weighted average shares outstanding:
Basic	47,466	46,247	45,138
Diluted	49,897	50,192	47,675

See the accompanying notes to the consolidated financial statements. 34

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unrealized Gain (Loss) on Available-for-Sale Securities	Treasury Stock	Total

Balance, December 29, 1998	$201	$117,713	$45,880	$(35)	$(3,468)	$160,291

Comprehensive income:
Net income	—	—	21,732	—	—
Net unrealized loss	—	—	—	(80)	—
Total comprehensive income						21,652
Issuance of common stock pursuant to stock
option plan	3	4,529	—	—	—	4,532
Tax benefit related to stock option plan	—	1,435	—	—	—	1,435
Purchase of treasury stock	—	—	—	—	(2,337)	(2,337)

Balance, December 28, 1999	204	123,677	67,612	(115)	(5,805)	185,573

Comprehensive income:
Net income	—	—	32,101	—	—
Net unrealized gain	—	—	—	480	—
Total comprehensive income						32,581
Three-for-two stock split	102	—	(102)	—	—	—
Issuance of common stock pursuant to stock
option plan	13	13,508	—	—	—	13,521
Tax benefit related to stock option plan	—	10,509	—	—	—	10,509
Purchase of treasury stock	—	—	—	—	(1,318)	(1,318)
Dividends paid for fractional shares	—	—	(30)	—	—	(30)

Balance, January 2, 2001	319	147,694	99,581	365	(7,123)	240,836

Comprehensive income:
Net income	—	—	39,309	—	—
Net unrealized gain	—	—	—	165	—
Total comprehensive income						39,474
Three-for-two stock split	161	—	(161)	—	—	—
Issuance of common stock pursuant to stock
option plan	6	5,854	—	—	—	5,860
Tax benefit related to stock option plan	—	5,527	—	—	—	5,527
Purchase of treasury stock	—	—	—	—	(2,198)	(2,198)
Dividends paid for fractional shares	—	—	(28)	—	—	(28)

Balance, January 1, 2002	$486	$159,075	$138,701	$530	$(9,321)	$289,471

See the accompanying notes to the consolidated financial statements. 35

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

	Fiscal Year
	2001	2000	1999
Cash flows from operating activities:
Net income	$39,309	$32,101	$21,732
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation and amortization	17,457	13,682	10,913
Loss on asset sale	—	3	—
(Gain) loss on available-for-sale securities	(1,549)	(14)	122
Deferred income taxes	4,388	345	1,904
Changes in assets and liabilities:
Accounts receivable	(868)	456	(1,860)
Other receivables	1,613	(9,706)	82
Inventories	(1,443)	(1,207)	(2,267)
Prepaid expenses	(1,663)	884	(1,469)
Trademarks	(145)	(190)	(248)
Other	(753)	(719)	(79)
Accounts payable	1,173	4,608	1,801
Income taxes payable	7,371	9,530	2,033
Other accrued expenses	10,963	6,563	6,569

Cash provided by operating activities	75,853	56,336	39,233

Cash flows from investing activities:
Additions to property and equipment	(74,324)	(39,216)	(38,616)
Investments in available-for-sale securities	(121,670)	(64,446)	(35,763)
Sales of available-for-sale securities	96,248	45,411	39,510

Cash used by investing activities	(99,746)	(58,251)	(34,869)

Cash flows from financing activities:
Issuance of common stock	6	13	3
Dividends paid for fractional shares	(28)	(30)	—
Proceeds from exercise of employee stock options	5,854	13,508	4,529
Purchase of treasury stock	(2,198)	(1,318)	(2,337)

Cash provided by financing activities	3,634	12,173	2,195

Net change in cash and cash equivalents	(20,259)	10,258	6,559
Cash and cash equivalents at beginning of period	34,284	24,026	17,467

Cash and cash equivalents at end of period	$14,025	$34,284	$24,026

See the accompanying notes to the consolidated financial statements. 36

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

     Fiscal Year:

     We utilize a 52/53 week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal 2001 and 1999 each consisted of 52 weeks. Fiscal 2000 consisted of 53 weeks. Fiscal 2002 will consist of 52 weeks and will end on Tuesday, December 31, 2002.

     Cash and Cash Equivalents:

     We consider all highly liquid investments with an original maturity of three months or less at date of purchase to be cash equivalents.

     Investments and Marketable Securities:

     We record investments and marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 establishes accounting and reporting requirements for investments in equity securities that have readily determinable fair values and for all investments in debt securities. All investment securities must be classified as one of the following: held-to-maturity, trading or available-for-sale. Debt securities that we expect to hold to maturity are classified as held-to-maturity securities and are reported at their amortized costs. Debt securities that we classify as available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity (net of related tax effect) until realized. Fair value is determined by the most recently traded price of each security at the balance sheet date, plus any accrued interest. Net realized gains or losses are determined on the specific identification cost method. At January 1, 2002 and January 2, 2001, all of our investments and marketable securities were classified in the available-for-sale category.

     Accounts and Other Receivables:

     Our accounts receivable principally result from credit sales to outside bakery customers. Other receivables consist of accrued interest on investments and marketable securities and various amounts due from landlords, insurance providers and others in the ordinary course of business.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies: (Continued)

     Concentration of Credit Risk:

     Financial instruments which potentially subject us to a concentration of credit risk are cash and cash equivalents, investments and marketable securities, and accounts receivable. We currently maintain a majority of our day-to-day operating cash balances with two major financial institutions. At times, cash balances may be in excess of FDIC insurance limits. We place our temporary excess cash with major financial institutions that, in turn, invest in investment-grade commercial paper and other corporate obligations, certificates of deposit, government obligations and other investments and marketable securities. Our investment policy limits the amount of exposure to any one financial institution or investment. With respect to marketable securities, the net unrealized gain or loss on our investment portfolio as of January 1, 2002 and January 2, 2001 has been reported (net of tax effect) as a separate component within the stockholders’ equity section of the Consolidated Balance Sheet. We consider the concentration of credit risk for accounts receivable to be minimal as a result of the large number of outside bakery customers, as well as the payment histories and general financial condition of the larger outside bakery customers.

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

     Accounting for Long-lived Assets:

     We review property and equipment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. In evaluating whether an asset has been impaired, we compare the expected undiscounted future cash flows to be generated by the asset to the asset’s carrying value. If the sum of the undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.

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

     Recent Accounting Pronouncements:

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. We adopted SFAS No. 133 as of January 3, 2001. The adoption did not have any impact on our consolidated financial statements.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 was effective in July 2001 and SFAS No. 142 became effective in January 2002. The new standards did not have any impact on our consolidated financial statements.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This statement, which establishes one accounting model for the recognition, measurement and reporting of impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale, became effective January 2002 with early application encouraged. We adopted this standard for fiscal 2001 and it did not have any impact on our consolidated financial statements.

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

     Advertising Costs:

     Advertising costs are expensed as incurred. Advertising expenses for fiscal 2001, 2000 and 1999 were insignificant.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Investments and Marketable Securities:

     Investments and marketable securities consisted of (in thousands):

Classification	Cost	Fair Value	Unrealized Gain/(Loss)	Balance Sheet Amount	Maturity
At January 1, 2002:
Current assets:
Available-for-sale securities:
Corporate debt securities	$ 8,901	$ 8,960	$ 59	$ 8,960	January 2002 to August 2002

Other assets:
Available-for-sale securities:
Corporate debt securities	$60,408	$61,131	$723	$61,131	January 2003 to November 2006
U.S. Treasury securities	8,122	8,168	46	8,168	August 2003 to November 2006

Total	$68,530	$69,299	$769	$69,299

At January 2, 2001:
Current assets:
Available-for-sale securities:
Corporate debt securities	$16,095	$16,074	$(21)	$16,074	April 2001 to December 2001
U.S. Treasury securities	750	748	(2)	748	April 2001

Total	$16,845	$16,822	$(23)	$16,822

Other assets:
Available-for-sale securities:
Corporate debt securities	$33,588	$34,208	$620	$34,208	February 2002 to December 2002

3. Other Receivables:

     Other receivables consisted of (in thousands):

	January 1, 2002	January 2, 2001
Tenant improvement allowances from landlords	$16,090	$19,067
Accrued interest on investments	1,030	1,178
Other	1,655	143

Total other receivables	18,775	20,388
Less: current portion	(13,266)	(15,112)

Other receivables	$ 5,509	$ 5,276

41

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Inventories:

Inventories consisted of (in thousands):

	January 1, 2002	January 2, 2001
Restaurant food and supplies	$ 8,822	$ 6,905
Bakery raw materials	1,365	1,329
Bakery finished goods	584	1,094

Total	$10,771	$ 9,328

     The amounts for restaurant food and supplies as of January 1, 2002 and January 2, 2001 include $4.6 million and $3.5 million, respectively, for certain smallware inventories in the restaurants.

5. Property and Equipment:

     Property and equipment consisted of (in thousands):

	January 1, 2002	January 2, 2001
Land and related improvements	$ 1,783	$ 1,394
Building	6,464	6,464
Fixtures and equipment	100,511	75,918
Leasehold improvements	140,811	108,844
Computer equipment	13,635	4,666
Automotive equipment	390	390
Construction in progress	25,548	17,957

Property and equipment, total	289,142	215,633
Less: accumulated depreciation and amortization	(70,858)	(54,410)

Property and equipment, net	$218,284	$161,223

     Repair and maintenance expenses for fiscal 2001, 2000 and 1999 were $5.8 million, $5.1 million and $2.8 million, respectively.

6. Commitments and Contingencies:

     We lease all our restaurant locations under operating leases, with primary terms ranging from 10 to 20 years. The restaurant leases typically include land and building shells, require contingent rent above the minimum lease payments based on a percentage of sales ranging from 3.5% to 10%, and require various expenses incidental to the use of the property. Most leases have renewal options. We have always exercised our renewal options in the past. We also lease certain restaurant and bakery equipment under operating lease agreements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Commitments and Contingencies (Continued):

     The aggregate minimum annual lease payments under operating leases (including those for eleven restaurants with executed leases as of January 1, 2002 that are planned for fiscal 2002 or 2003 openings) are as follows (in thousands):

2002	$ 18,383
2003	19,829
2004	19,478
2005	19,449
2006	20,074
Thereafter	260,919

Total minimum lease commitments	$358,132

Rent expenses charged to operations on all operating leases were as follows (in thousands):

	Fiscal 2001	Fiscal 2000	Fiscal 1999
Base rent	$13,355	$10,778	$ 9,384
Contingent rent	15,006	12,721	9,079
Other charges	6,299	5,392	4,135

Total	$34,660	$28,891	$22,598

     With respect to eleven potential restaurant locations with executed leases as of January 1, 2002 that are currently planned for openings in fiscal 2002, we have estimated construction commitments (leasehold improvements and fixtures and equipment), net of agreed-upon landlord construction contributions, totaling approximately $52.9 million. Two of these eleven potential locations have no landlord construction contributions and, accordingly, have no contingent rent obligation in their respective leases.

     From time to time, lawsuits are filed against us in the ordinary course of our business. Such lawsuits typically involve claims from customers and others related to operational issues common to the foodservice industry. A number of such claims may exist at any given time. In addition, we also encounter complaints and allegations from current and former employees or others from time to time that are believed to be common for businesses similar to ours. From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks. We are currently not a party to any litigation that could have a material adverse effect on our results of operations, liquidity, financial position or our business and we are not aware that any such litigation is threatened.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes:

The provision for income taxes consisted of the following (in thousands):

	Fiscal 2001	Fiscal 2000	Fiscal 1999
Income before income taxes	$61,421	$50,358	$34,224

Income tax provision:
Current:
Federal	$15,595	$15,656	$ 8,385
State	2,129	2,256	2,203

Total current	17,724	17,912	10,588
Deferred	4,388	345	1,904

Total	$22,112	$18,257	$12,492

     The following is a reconciliation between the U.S. federal statutory rate and the effective tax rate:

	Fiscal 2001	Fiscal 2000	Fiscal 1999
Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and district income taxes net of
federal income tax benefit	3.3	4.2	5.2
FICA tip credit and research credits	(2.6)	(3.2)	(2.5)
Municipal bond income, dividends received
deduction and other	0.3	0.2	(1.2)

Effective tax rate	36.0%	36.2%	36.5%

44

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes: (Continued)

     The temporary differences which give rise to deferred income tax assets and liabilities are as follows (in thousands):

	January 1, 2002	January 2, 2001
Current deferred tax asset/(liability):
Employee benefits	$ 2,135	$ 722
State tax current provision	395	275
Other, net	(318)	(224)

Total	$ 2,212	$ 773

Noncurrent deferred tax asset/(liability):
Property and equipment	$ (9,029)	$(3,624)
Accrued rent	(2,209)	(1,754)
Tax credit carryforwards	554	536
Capital losses	—	318
Other, net	335	95

Total	$(10,349)	$(4,429)

8. Long-term Debt:

     We maintain a $25 million revolving credit and term loan facility (the “Credit Facility”) with a major financial institution. As of January 1, 2002 and January 2, 2001, there were no borrowings outstanding under the Credit Facility. The terms of the Credit Facility provide for, among other things, borrowings under the Credit Facility to bear interest at variable rates based, at our option, on either the prime rate of interest, the lending institution’s cost of funds rate plus 0.75% or the applicable LIBOR rate plus 0.75%. The Credit Facility expires on May 31, 2003. On that date, a maximum of $25 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates. The Credit Facility is not collateralized and requires us to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of our operations, with which we are currently in compliance.

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

     The Company is authorized by its Board of Directors to repurchase up to 1,687,500 shares of our common stock for reissuance upon the exercise of stock options under our current stock option plans.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders’ Equity: (Continued)

Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. As of January 1, 2002, we had repurchased a total of 850,500 shares for a total cost of $9.3 million under this authorization.

10. Stock Options:

     Since the Company’s inception in 1992, the Board of Directors and stockholders have authorized us to grant options to certain employees and outside directors to acquire a total of 13,340,813 shares of common stock, pursuant to the terms of our employee and non-employee director stock option plans. Options are granted at market value on the date of the grant, generally vest at 20% per year, and become exercisable provided we meet or exceed certain performance objectives. The options generally expire ten years from the date of grant. During fiscal 2001, 2000 and 1999, our Board of Directors and stockholders authorized us to grant an additional 1,800,000 (included in the cumulative total set forth above) shares of common stock under our non-employee director and employee stock option plans. Transactions during fiscal 2001, 2000 and 1999 under the option plans were as follows:

	Fiscal 2001	Fiscal 2000	Fiscal 1999
Options outstanding at start of year	6,712,467	7,071,194	4,270,082
Options granted	540,418	1,849,799	3,793,275
Options exercised	(729,561)	(1,960,349)	(678,963)
Options cancelled	(139,798)	(248,177)	(313,200)

Options outstanding at end of year	6,383,526	6,712,467	7,071,194

Options exercisable at end of year	3,024,166	2,292,809	1,726,988
Options available for grant at end of year	1,740,706	696,851	1,082,336

Weighted average option exercise price information for fiscal 2001, 2000 and 1999 was as follows:

	Fiscal 2001	Fiscal 2000	Fiscal 1999
Options outstanding at start of year	$10.74	$ 7.97	$6.63
Options granted	$22.83	$17.04	$9.25
Options exercised	$ 8.07	$ 6.89	$6.67
Options cancelled	$12.44	$ 9.02	$8.13
Options outstanding at end of year	$12.03	$10.74	$7.97

46

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock Options: (Continued)

     The following table sets forth information with respect to fixed stock options as of January 1, 2002:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Amount Outstanding as of 1/01/02	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price	Amount Exercisable as of 1/01/02	Weighted Average Exercise Price
$ 3.95 - $ 7.85	1,039,991	4.68	years	$ 6.02	933,566	$ 5.98
$ 7.96 - $ 7.96	981,943	6.06		$ 7.96	704,411	$ 7.96
$ 8.00 - $ 9.58	1,345,986	6.67		$ 8.78	546,339	$ 8.76
$ 9.81 - $12.72	1,468,350	7.89		$12.15	685,350	$12.04
$12.77 - $23.58	924,506	8.76		$19.06	115,500	$16.97
$23.67 - $28.54	617,750	9.01		$24.72	39,000	$24.83
$34.25 - $34.25	5,000	9.95		$34.25	—	—

$ 3.95 - $34.25	6,383,526	7.06		$12.03	3,024,166	$ 8.98

     We have adopted the “disclosure only” provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and will continue to use the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized for our stock option plans. Had compensation expense for our stock option plans been determined based on the fair value at the grant date for awards in fiscal 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, our after-tax net income and after-tax net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except net income per share):

	Fiscal 2001	Fiscal 2000	Fiscal 1999
Net income, as reported	$39,309	$32,101	$21,732
Net income, pro forma	$33,028	$26,643	$16,679
Basic net income per share, as reported	$ 0.83	$ 0.69	$ 0.48
Basic net income per share, pro forma	$ 0.70	$ 0.58	$ 0.37
Diluted net income per share, as reported	$ 0.79	$ 0.64	$ 0.46
Diluted net income per share, pro forma	$ 0.66	$ 0.53	$ 0.35

     The weighted average fair value at date of grant for options issued in fiscal 2001, 2000 and 1999 was $11.15, $10.26 and $6.13 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for each respective year: (a) no dividend yield on our stock, (b) expected volatility of our stock of 49.5%, 49.1% and 49.9%, (c) a risk-free interest rate of 4.94%, 6.17% and 4.88%, and (d) expected option lives of seven years.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Other Supplemental Data:

Other accrued expenses consisted of (in thousands):

	January 1, 2002	January 2, 2001
Salaries and wages	$ 5,990	$ 5,404
Payroll and sales taxes	4,627	3,473
Rent and related expenses	3,297	2,869
Employee benefits	6,384	4,088
Gift certificates	6,674	4,730
Insurance	6,419	2,188
Other	1,994	1,670

Total	$35,385	$24,422

13. Supplemental Cash Flow Disclosures:

Supplemental cash flow disclosures consisted of (in thousands):

	Fiscal 2001	Fiscal 2000	Fiscal 1999
Interest paid	$ —	$ 10	$ 44

Income taxes paid	$10,343	$8,330	$8,675

14. Employee Benefit Plans:

     During fiscal 1998, we established a defined contribution benefit plan (the “401(k) Plan”) in accordance with section 401(k) of the Internal Revenue Code. The 401(k) Plan is open to all employees who meet certain compensation and eligibility requirements. The 401(k) Plan allows participating employees to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options. We currently match in cash a certain percentage of the employee contributions to the 401(k) Plan and also pay for related administrative expenses, neither of which were significant amounts during fiscal 2001, 2000 and 1999.

     During fiscal 1999, we adopted an Executive Savings Plan (the “ESP”). The ESP is a nonqualified deferred compensation plan for our highly compensated employees as defined in the ESP and who are otherwise ineligible for participation in our 401(k) plan. The ESP allows participating employees to defer the receipt of a portion of their base compensation and up to 100% of their eligible bonuses. Non-employee directors can also participate in the ESP and defer the receipt of their fees. We match in cash a certain percentage of the base compensation deferred by participating employees and also pay for related administrative expenses, neither of which were significant amounts during fiscal 2001, 2000 and 1999. Employee deferrals and our match are deposited into a “rabbi” trust established by the Company, and the funds are generally invested in individual variable life insurance contracts owned by the Company that are specifically designed to informally fund savings plans of this nature.

THE CHEEECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Employee Benefit Plans: (Continued)

     Effective May 1999, we adopted a self-insured medical and dental benefit plan for our employees. We have purchased stop-loss coverage in order to limit our exposure to any significant medical claims. Self-insured medical benefit plan expenses are accrued based upon our estimate of the aggregate liability for uninsured claims incurred using actuarial methods commonly followed in the insurance industry and our historical experience. The accrued liability for our self-insured medical benefit plan (included in other accrued expenses) as of January 1, 2002 and January 2, 2001 was $2,231,000 and $1,414,000, respectively.

15. Stockholder Rights Plan:

     During fiscal 1998, our Board of Directors adopted a stockholder rights plan (the “Rights Plan”). The Rights Plan provides for the distribution to stockholders of one right to purchase a unit equal to 1/100 of a share of a newly created series of junior participating cumulative preferred stock. The rights are evidenced by our common stock certificates and automatically trade with our common stock. The rights are not exercisable unless a person or group acquires (or commences a tender or exchange offer or announces an intention to acquire) 15% or more of our common stock without the approval of our Board of Directors. When declared exercisable, holders of the rights (other than the acquiring person or group) would have the right to purchase units of junior participating cumulative preferred stock having a market value equal to two times the exercise price of each right, which is $110. Additionally, if we are thereafter merged into another entity, or more than 50% of our consolidated assets or earning power is sold or transferred, holders of the rights will be entitled to buy common stock of the acquiring person or group equal to two times the exercise price of each right. The rights expire on August 4, 2008, unless redeemed earlier by us.

16. Quarterly Financial Data (unaudited):

     Summarized unaudited quarterly financial data (in thousands, except net income per share) for fiscal 2001 and 2000 is as follows:

Quarter Ended:	April 3, 2001	July 3, 2000	October 2, 2000	January 1, 2001
Total revenues	$120,521	$132,235	$137,620	$148,754
Income from operations	$ 11,260	$ 14,422	$ 14,192	$ 15,565
Net income	$ 8,371	$ 10,218	$ 9,777	$ 10,943
Diluted net income per share (1)	$ 0.17	$ 0.21	$ 0.20	$ 0.22

Quarter Ended:	March 28, 2000	June 27, 2000	September 26, 2000	January 2, 2001(2)
Total revenues	$ 96,111	$105,216	$111,321	$125,633
Income from operations	$ 8,606	$ 12,063	$ 12,458	$ 13,010
Net income	$ 5,967	$ 8,158	$ 8,552	$ 9,424
Diluted net income per share (1)	$ 0.12	$ 0.16	$ 0.17	$ 0.18

(1)	Diluted net income per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.

(2)	Consisted of 14 weeks.

49

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Company(1)

3.2	Bylaws of the Company(1)

3.3	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock, $.01 par value(2) Form of Rights Agreement dated as of August 4, 1998 between the Company and U.S. Stock Transfer

3.4	Corporation(2)

10.1	David Overton Employment Agreement(1)

10.2	Gerald Deitchle Employment Agreement(3)

10.3	The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan(1)

10.4	Performance Incentive Plan(1)

10.6	The Cheesecake Factory Incorporated Non-Employee Director Stock Option Plan(4)

10.7	David Overton Employment Contract(5)

10.8	Linda Candioty Employment Contract(5)

10.9	Amendment to The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan(6)

10.10	Debby R. Zurzolo Employment Agreement(7)

10.11	2001 Stock Option Plan(8)

11.0	Statement Regarding Computation of Net Income Per Share

21.0	Subsidiaries of the Company

23.0	Consent of PricewaterhouseCoopers LLP

(1)	Previously filed and incorporated by reference herein from the Registrant’s Registration Statement on Form S-1 (No. 33-47936).

(2)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-A dated August 19, 1998.

(3)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-K for the fiscal year ended December 29, 1996.

(4)	Previously filed and incorporated by reference herein from the Registrant’s Form S-8 dated August 8, 1997.

(5)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended June 30, 1998.

(6)	Previously filed and incorporated by reference herein from the Registrant’s Form S-8 dated January 8, 1999.

(7)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended June 29, 1999.

(8)	Previously filed and incorporated by reference herein from the Registrant’s Form S-8 dated July 3, 2001.

50

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of March, 2002.

THE CHEESECAKE FACTORY INCORPORATED

By:	/s/ DAVID OVERTON David Overton Chairman of the Board President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on this 12th day of March, 2002.

Name	Title	Date

/s/ DAVID OVERTON David Overton	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2002

/s/ GERALD W. DEITCHLE Gerald W. Deitchle	Executive Vice President, Corporate Operations and Chief Financial Officer (Principal Financial Officer)	March 12, 2002

/s/ MICHAEL J. DIXON Michael J. Dixon	Vice President-Finance and Controller (Principal Accounting Officer)	March 12, 2002

/s/ THOMAS L. GREGORY Thomas L. Gregory	Director	March 12, 2002

/s/ WAYNE H. WHITE Wayne H. White	Director	March 12, 2002

/s/ JEROME I. KRANSDORF Jerome I. Kransdorf	Director	March 12, 2002

51