Form 10-Q
period 2002-02-02
CHEESECAKE FACTORY INCORPORATED
filed 2002-04-29
CIK 887596

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2002
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No  [_]

     As of April 25, 2002, 50,423,334 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

INDEX

Page Number

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
Consolidated Balance Sheets - April 2, 2002 and January 1, 2002	2
Consolidated Statements of Operations - Thirteen weeks ended April 2, 2002 and April 3, 2001	3
Consolidated Statements of Cash Flows - Thirteen weeks ended April 2, 2002 and April 3, 2001	4
Notes to Consolidated Financial Statements - April 2, 2002	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	12
Signatures	13

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

	April 2, 2002	January 1, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,367	$14,025
Investments and marketable securities	8,337	8,960
Accounts receivable	4,779	5,745
Other receivables	8,102	13,266
Inventories	12,392	10,771
Prepaid expenses	2,942	3,074
Deferred income taxes	2,697	2,212

Total current assets	54,616	58,053

Property and equipment, net	234,789	218,284

Other assets:
Marketable securities	75,136	69,299
Other receivables	5,215	5,509
Trademarks	1,980	1,965
Other	4,083	3,817

Total other assets	86,414	80,590

Total assets	$375,819	$356,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,419	$18,885
Income taxes payable	9,461	2,837
Other accrued expenses	35,983	35,385

Total current liabilities	59,863	57,107

Deferred income taxes	10,349	10,349
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000
shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 49,714,697 and
48,610,303 issued at April 2, 2002 and January 1, 2002, respectively	496	486
Additional paid-in capital	168,844	159,075
Retained earnings	149,265	138,701
Unrealized (loss) gain on available-for-sale securities	(331)	530
Treasury stock, 948,400 and 850,500 shares at cost at April 2, 2002
and January 1, 2002, respectively	(12,667)	(9,321)

Total stockholders’ equity	305,607	289,471

Total liabilities and stockholders’ equity	$375,819	$356,927

The accompanying notes are an integral part of these consolidated financial statements. 2

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data) (Unaudited)

	Thirteen Weeks Ended April 2, 2002	Thirteen Weeks Ended April 3, 2001
Revenues:
Restaurant sales	$137,637	$112,359
Bakery sales to other foodservice operators, retailers and distributors	12,597	8,162

Total revenues	150,234	120,521

Costs and expenses:
Restaurant cost of sales	33,420	28,766
Bakery cost of sales	6,081	3,927
Labor expenses	46,262	37,297
Other operating costs and expenses	34,025	27,635
General and administrative expenses	7,559	6,327
Depreciation and amortization expenses	5,179	3,881
Preopening costs	2,686	1,428

Total costs and expenses	135,212	109,261

Income from operations	15,022	11,260
Interest income, net	996	1,348
Other income, net	411	471

Income before income taxes	16,429	13,079
Income tax provision	5,865	4,708

Net income	$10,564	$8,371

Net income per share:
Basic	$0.22	$0.18

Diluted	$0.21	$0.17

Weighted average shares outstanding:
Basic	48,249	47,271
Diluted	50,699	49,740

The accompanying notes are an integral part of these consolidated financial statements. 3

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Thirteen Weeks Ended April 2, 2002	Thirteen Weeks Ended April 3, 2001
Cash flows from operating activities:
Net income	$10,564	$8,371
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization	5,179	3,881
Loss on sale of available-for-sale securities	(328)	(407)
Deferred income taxes	(6)	(23)
Changes in assets and liabilities:
Accounts receivable	966	(94)
Other receivables	5,459	(6,338)
Inventories	(1,621)	(1,443)
Prepaid expenses	132	105
Trademarks	(38)	(37)
Other	(295)	(202)
Accounts payable	(4,466)	(3,578)
Income taxes payable	6,624	4,439
Other accrued expenses	598	(750)

Cash provided by operating activities	22,768	3,924

Cash flows from investing activities:
Additions to property and equipment	(21,632)	(11,649)
Investments in available-for-sale securities	(37,812)	(33,327)
Sales of available-for-sale securities	31,585	33,801

Cash used in investing activities	(27,859)	(11,175)

Cash flows from financing activities:
Issuance of common stock	10	2
Proceeds from exercise of employee stock options	9,769	2,201
Purchase of treasury stock	(3,346)	(2,198)

Cash provided by financing activities	6,433	5

Net change in cash and cash equivalents	1,342	(7,246)
Cash and cash equivalents at beginning of period	14,025	34,284

Cash and cash equivalents at end of period	$15,367	$27,038

Supplemental disclosures:

Interest paid	—	—

Income taxes paid	$67	$268

The accompanying notes are an integral part of these consolidated financial statements. 4

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 2, 2002
(Unaudited)

NOTE A—BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we”, “us” and “our”) and its wholly owned subsidiaries (The Cheesecake Factory Restaurants, Inc.; The Cheesecake Factory Bakery Incorporated; The Cheesecake Factory Assets Co. LLC; The Houston Cheesecake Factory Corporation; TCF Stonebriar Club Incorporated and Grand Lux Cafe LLC) for the thirteen weeks ended April 2, 2002 prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements presented herein have not been audited by independent public accountants, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows for the period. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year. The consolidated balance sheet data presented herein for January 1, 2002 was derived from our audited consolidated financial statements for the fiscal year then ended, but does not include all disclosures required by generally accepted accounting principles. The preparation of financial statements in accordance with generally accepted accounting principles requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

     Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. We believe the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended January 1, 2002.

NOTE B—INVESTMENTS AND MARKETABLE SECURITIES

     Investments and marketable securities, all classified as available-for-sale, consisted of the following as of April 2, 2002 (in thousands):

Classification	Cost	Fair Value	Unrealized Gain/ (Loss)	Balance Sheet Amount	Maturity

Current assets:
Available-for-sale securities:
Corporate debt securities	$ 8,279	$ 8,337	$ 58	$ 8,337	April 2002 to April 2003

Other assets:
Available-for-sale securities:
Corporate debt securities	$67,544	$67,065	($479)	$67,065	May 2003 to November 2006
U.S. Treasury securities	8,170	8,071	(99)	8,071	November 2004 to November 2006

Total	$75,714	$75,136	($578)	$75,136

5

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 2, 2002
(Unaudited)

NOTE C—NET INCOME PER SHARE

     Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method.

NOTE D—STOCK TRANSACTIONS

     During fiscal 1998, our Board of Directors authorized the repurchase of up to 1,687,500 shares of our common stock for reissuance upon the exercise of stock options under the Company’s current stock option plans. As of April 2, 2002, we have repurchased 948,400 shares at a total cost of approximately $12.7 million under this authorization.

NOTE E—COMPREHENSIVE INCOME

     Comprehensive income consisted of (in thousands):

	Thirteen Weeks Ended April 2, 2002	Thirteen Weeks Ended April 3, 2001
Net income	$10,564	$8,371
Net unrealized (loss) gain on available for sale securities	(862)	153

Total comprehensive income	$9,702	$8,524

     The Company principally invests its excess cash balances in U.S. government and agency securities, investment grade corporate debt securities rated “A” or better and money market mutual funds. The Company has historically classified all of its investments and marketable securities as available-for-sale securities, even though its current liquidity position and requirements provide it with the ability to hold a substantial amount of such securities to maturity. Available-for-sale securities are reported at their fair values, with unrealized gains and losses on such securites reflected, net of tax effect, in total comprehensive income and as a separate component of stockholders’ equity. Realized gains and losses are included, net of tax effect, in net income. The net unrealized gain or loss on the Company’s available-for-sale securites will fluctuate from period to period depending on changes in the general level of interest rates and other factors.

NOTE F—RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 was effective in July 2001 and SFAS No. 142 became effective in January 2002. The new standards did not have any impact on our consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-Q which are not historical facts may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe”, “expect”, “anticipate”, “plan”, “intend”, “may”, “will”, “can”, “should”, “could” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Such risks, uncertainties, and other factors include, but are not limited to: changes in general economic, political or public safety conditions which affect consumer behavior and spending for restaurant dining occasions, including the ongoing ramifications of the September 11, 2001 terrorist attacks and the governmental response thereto; increasing competition in the upscale casual dining segment of the restaurant industry; adverse weather conditions which impact customer traffic at the Company’s restaurants in general and which cause the temporary underutilization of outdoor patio seating available at several of the Company’s restaurants; various factors which increase the cost to develop and/or affect the number and timing of the openings of new restaurants, including factors under the influence and control of government agencies and landlords; changes in the availability and/or cost of raw materials, management and hourly labor, energy or other resources necessary to successfully operate the Company’s restaurants and bakery production facility; the Company’s ability to raise prices sufficiently to offset cost increases, including increased costs for minimum wages, employee benefits and insurance arrangements; the success of strategic and operating initiatives, including new restaurant concepts and new bakery product lines; depth of management; adverse publicity about the Company, its restaurants or bakery products; the Company’s current dependence on a single bakery production facility; the Company’s ability to obtain and retain customers for its bakery operations; changes in timing and/or scope of the purchasing plans of large-account bakery customers which can cause fluctuations in bakery sales and the Company’s consolidated operating results; the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support the Company’s growing operations; relations between the Company and its employees; the availability, amount, type, and cost of capital for the Company and the deployment of such capital, including the amounts of planned capital expenditures; changes in, or any failure to comply with, governmental regulations; the amount of, and any changes to, tax rates and the success of various initiatives to minimize taxes; and other risks and uncertainties referenced in this Form 10-Q and the Company’s Form 10-K filed with the Securities and exchange Commission for the fiscal year ended January 1, 2002.

General

     As of April 25, 2002, The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we”, “us” and “our”) operated 52 upscale, full-service, casual dining restaurants under The Cheesecake Factory® mark. We also operated two upscale casual dining restaurants under the Grand Lux Cafe® mark in Los Angeles, California and Las Vegas, Nevada; one self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark inside the DisneyQuest® family entertainment center in Orlando, Florida; and a bakery production facility. We also licensed three limited menu bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.

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

Results of Operations

     The following table sets forth, for the periods indicated, our Consolidated Statements of Operations expressed as percentages of total revenues. The results of operations for the thirteen weeks ended April 2, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

	Thirteen Weeks Ended April 2, 2002%	Thirteen Weeks Ended April 3, 2001%
Revenues:
Restaurant sales	91.6	93.2
Bakery sales to other foodservice operators,
retailers and distributors	8.4	6.8

Total revenues	100.0	100.0

Costs and expenses:
Restaurant cost of sales	22.3	23.9
Bakery cost of sales	4.1	3.3
Labor expenses	30.8	30.9
Other operating costs and expenses	22.6	22.9
General and administrative expenses	5.0	5.3
Depreciation and amortization expenses	3.4	3.2
Preopening costs	1.8	1.2

Total costs and expenses	90.0	90.7

Income from operations	10.0	9.3
Interest income, net	0.6	1.1
Other income, net	0.3	0.4

Income before income taxes	10.9	10.8
Income tax provision	3.9	3.9

Net income	7.0	6.9

Thirteen Weeks Ended April 2, 2002 Compared to Thirteen Weeks Ended April 3, 2001

Revenues

     For the thirteen weeks ended April 2, 2002, the Company’s total revenues increased 25% to $150.2 million compared to $120.5 million for the thirteen weeks ended April 3, 2001. Restaurant sales increased 22% to $137.6 million compared to $112.4 million for the same period of the prior year. The $25.2 million increase in restaurant sales consisted of a $2.0 million or 2.1% increase in comparable restaurant sales and a $23.2 million increase from the openings of new restaurants. Sales in comparable restaurants benefited, in part, from the impact of an effective menu price increase of approximately 1% which was taken during January and February 2002. Average sales per restaurant operating week increased 2.8% to $203,300 compared to $197,800 for the same period last year. Total restaurant operating weeks increased 19% to 677 compared to 568 for the thirteen weeks ended April 3, 2001.

     Bakery sales increased 54% to $12.6 million for the thirteen weeks ended April 2, 2002 compared to $8.2 million for the same period of the prior year. The increase was principally attributable to higher sales volumes to warehouse clubs and foodservice operators. For the thirteen weeks ended April 2, 2002, sales to warehouse clubs comprised approximately 51% of total bakery sales compared to approximately 46% for the same period of the prior year.

Restaurant Cost of Sales

     During the thirteen weeks ended April 2, 2002, restaurant cost of sales increased 16% to $33.4 million compared to $28.8 million for the comparable period last year. The related increase of $4.6 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, these costs decreased to 24.3% versus 25.6% for the same period of the prior year, principally as a result of lower poultry, meat, seafood and other commodity costs and higher volume purchase discounts.

     The menu at our restaurants is one of the most diversified in the industry and, accordingly, is not overly dependent on a single commodity. The principal commodity categories for our restaurants include produce, poultry, meat, fish and seafood, cheese, other dairy products, bread and general grocery items. While we have taken steps to qualify multiple suppliers and enter into longer-term supply agreements for some of the key commodities used in our restaurant operations, there can be no assurance that future supplies and costs for commodities used in our restaurant operations will not fluctuate due to weather and other market conditions outside of our control. Approximately one-third of our restaurant cost of sales consists of fresh produce, poultry and dairy commodities that can be subject to supply and cost fluctuations due principally to weather and general agricultural conditions. For new restaurants, cost of sales will typically be higher than normal during the first 90-120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by our restaurants.

Bakery Cost of Sales

     Bakery cost of sales, which include ingredient, packaging and production supply costs, were $6.1 million for the thirteen weeks ended April 2, 2002 compared to $3.9 million for the same period of the prior year. As a percentage of bakery sales, bakery costs for the thirteen weeks ended April 2, 2002 increased slightly to 48.3% compared to 48.1% for the comparable period last year. This slight percentage increase was primarily attributable to a shift in the mix of sales to products with lower contribution margins and a slight increase in the cost for certain dairy-related commodities. While we have taken steps to qualify multiple suppliers and enter into longer-term supply agreements for some of the key commodities used in our bakery operations, there can be no assurance that future supplies and costs for commodities used in our bakery operations will not fluctuate due to weather and other market conditions beyond our control. During the first quarter of fiscal 2002, we entered into agreements for substantially all of our cream cheese requirements for the 12-month period thereafter with two suppliers at a fixed cost per pound that is slightly higher than the cost experienced for fiscal 2001. We may also purchase cream cheese on the spot market as necessary to supplement our agreements.

Labor Expenses

     Labor expenses, which include restaurant-level labor costs and bakery direct production labor costs (including associated fringe benefits), increased 24% to $46.3 million for the thirteen weeks ended April 2, 2002 compared to $37.3 million for the same period of the prior year. This increase was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses decreased slightly to 30.8% versus 30.9% for the comparable period last year, as the California minimum wage increase of $0.50 per hour effective January 2002 and other wage increases were effectively offset by the 25% increase in total revenues that leveraged the fixed cost component of our labor expenses. As of April 25, 2002, 13 of our restaurant locations (approximately 25%) were in California. We believe the latest California minimum wage increase should not have a material impact on our labor expenses as a percentage of our total revenues. For new restaurants, labor expenses will typically be higher than normal during the first 90-120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by our restaurants.

Other Operating Costs and Expenses

     Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses. Other operating costs and expenses increased 23% to $34.0 million for the thirteen weeks ended April 2, 2002 compared to $27.6 million for the same period of the prior year. This increase was principally attributable to new restaurant openings. As a percentage of total revenues, other operating costs and expenses decreased slightly to 22.6% for the thirteen weeks ended April 2, 2002 versus 22.9% for the same period of fiscal 2001. This slight percentage decrease was primarily attributable to the impact of lower costs for electric and natural gas services to our restaurants, partially offset by increased costs of our insurance arrangements.

General and Administrative Expenses

     General and administrative (“G&A”) expenses consist of restaurant support expenses (field supervision, manager recruitment and training, relocation and other related expenses), bakery administrative expenses, and corporate support and governance expenses. G&A expenses increased 21% to $7.6 million for the thirteen weeks ended April 2, 2002 compared to $6.3 million for the same period of fiscal 2001. As a percentage of total revenues, G&A expenses decreased to 5.0% for the thirteen weeks ended April 2, 2002 compared to 5.3% for the same period of the prior year. This decrease was principally attributable to the leveraging of the fixed component of these costs with our increased total revenues. We intend to continue strengthening our operational support infrastructure during fiscal 2002, which will likely generate a higher absolute amount of general and administrative expenses for the fiscal year.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses were $5.2 million for the thirteen weeks ended April 2, 2002 compared to $3.9 million for the thirteen weeks ended April 3, 2001. This increase was principally due to new restaurant openings. As a percentage of total revenues, depreciation and amortization expenses increased slightly to 3.4% for the thirteen weeks ended April 2, 2002 compared to 3.2% for the same period of the prior year.

Preopening Costs

     Incurred preopening costs were $2.7 million for the thirteen weeks ended April 2, 2002 compared to $1.4 million for the same period of the prior year. We opened three Cheesecake Factory restaurants during the thirteen weeks ended April 2, 2002 compared to two openings for the same period of the prior year. In addition, preopening costs were incurred in both periods for restaurant openings in progress.

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

     Our direct preopening cost for a 10,000 square foot, single-story restaurant in an established Company market averages approximately $600,000 to $700,000. Preopening costs will usually be higher for larger restaurants, our initial entry into new markets and for new concepts such as Grand Lux Cafe. We usually incur the most significant portion of preopening costs for a typical restaurant opening within the two-month period immediately preceding and the month of the restaurant’s opening. Preopening costs will fluctuate from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant, and the fluctuations could be significant. We expense preopening costs as incurred. Based on current growth objectives for fiscal 2002 and 2003, preopening cost for each of those years will likely exceed the respective amount of preopening costs for the applicable prior year.

Liquidity and Capital Resources

The following table sets forth a summary of the Company’s key liquidity measurements at April 2, 2002 and January 1, 2002.

	April 2, 2002	January 1, 2002
	(dollar amounts in millions)

Cash and marketable securities on hand	$98.8	$92.3
Net working capital (deficit)	$(5.2)	$0.9
Adjusted net working capital (1)	$69.9	$70.3
Current ratio	0.9:1	1.0:1
Adjusted current ratio (1)	2.2:1	2.2:1
Long-term debt	—	—
(1) Includes all marketable securities classified as either current or noncurrent assets

     During the thirteen weeks ended April 2, 2002, our balance of cash and marketable securities on hand increased by $6.5 million to $98.8 million from the January 1, 2002 balance. This increase was primarily attributable to increased cash flow from operations. In the table above, we also present adjusted net working capital and current ratio calculations that include all marketable securities classified as either current or noncurrent assets. We believe these adjusted calculations more properly reflect our overall liquidity position. In response to the recent decrease in the general level of interest rates in our forecasted cash flow requirements, we have been slightly lengthening the average maturity of our marketable securities portfolio in order to capture additional investment yield. As a result, most of our investments in marketable securities now have maturities in excess of one year and are classified as noncurrent assets, but remain available for our liquidity requirements.

     As of April 25, 2002, there were no borrowings outstanding under the Company’s $25 million revolving credit and term loan facility (the “Credit Facility”). $1 million of the Credit Facility has been reserved to support a letter of credit for our insurance programs. Borrowings under the Credit Facility will bear interest at variable rates based, at our option, on either the prime rate of interest, the lending institution’s cost of funds rate plus 0.75% or the applicable LIBOR rate plus 0.75%. The Credit Facility expires on May 31, 2003. On that date, a maximum of $25 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates. The Credit Facility is not collateralized and requires us to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of its operations, with which we are currently in compliance.

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

     For fiscal 2002, we currently estimate our capital expenditure requirement to range between $70-$75 million, net of agreed-upon landlord construction contributions and excluding $9-$10 million of expected noncapitalizable preopening costs for new restaurants. This estimate contemplates $60-$64 million for as many as 12 new restaurants to be opened during fiscal 2002, which includes an increase in estimated construction-in-progress disbursements for anticipated fiscal 2003 openings. The estimated capital expenditures also reflects the fact that two of our planned 12 restaurant openings for fiscal 2002 do not have any landlord construction contributions. Not every potential location that we seek to develop into a restaurant may have landlord construction contributions available, and we would therefore not expect to incur a contingent rent obligation on such locations. Expected capital expenditures for fiscal 2002 also include approximately $5 million for maintenance and capacity addition expenditures to our existing restaurants; $4-$5 million to build out the new leased space for additional training, R&D and office space adjacent to our existing corporate facility (that is scheduled to commence during the second half of fiscal 2002); and $1 million to add capacity to our existing bakery production facility. We lease the land and building shells for substantially all of our restaurants for primary lease terms that usually range from 15 to 20 years for our new restaurants. We expend cash for leasehold improvements and furnishings, fixtures and equipment for our new restaurants.

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

     During fiscal 1998, our Board of Directors authorized the repurchase of up to 1,687,500 shares of our common stock for reissuance upon the exercise of stock options under the Company’s current stock option plans. As of April 2, 2002, we have repurchased 948,400 shares at a total cost of approximately $12.7 million under this authorization.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 was effective in July 2001 and SFAS No. 142 became effective in January 2002. The new standards did not have any impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     We are exposed to market risk from changes in interest rates on funded debt. This exposure relates to our $25 million revolving credit and term loan facility (the “Credit Facility”). There were no borrowings outstanding under the Credit Facility during the first quarter of 2002. Borrowings under the Credit Facility bear interest at variable rates based on either the prime rate of interest, the lending institution’s cost of funds plus 0.75% or LIBOR plus 0.75%. A hypothetical 1% interest rate change would not have any current impact on our results of operations.

     A change in market prices also exposes us to market risk related to our investments in marketable securities. As of April 2, 2002, we held $83.5 million in marketable securities. A hypothetical 10% decline in the market value of those securities would result in a $8.4 million unrealized loss and a corresponding decline in their fair value. This hypothetical decline would not affect cash flow from operations and would not have an impact on net income until the securities were disposed of.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on form 8-K

(a)	Exhibits.

None.

(b)	Reports on Form 8-K.

None.

12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 25, 2002	THE CHEESECAKE FACTORY INCORPORATED

By: /s/ DAVID OVERTON
——————————————
David Overton
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ GERALD W. DEITCHLE
——————————————
Gerald W. Deitchle
Executive Vice President, Corporate Operations and Chief Financial Officer
(Principal Financial Officer)

By: /s/ MICHAEL J. DIXON
——————————————
Michael J. Dixon
Vice President - Finance and Controller
(Principal Accounting Officer)

13