Form 10-Q
period 2002-07-02
CHEESECAKE FACTORY INCORPORATED
filed 2002-07-26
CIK 887596

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2002
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|     No  |_|

    As of July 22, 2002, 50,632,620 shares of the registrant’s Common Stock, $.01 par value, were outstanding

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

INDEX

Page Number

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
Consolidated Balance Sheets - July 2, 2002 and January 1, 2002	1
Consolidated Statements of Operations - Thirteen and twenty-six weeks ended July 2, 2002 and July 3, 2001	2
Consolidated Statement of Stockholders’ Equity - Twenty-six weeks ended July 2, 2002	3
Consolidated Statements of Cash Flows - Twenty-six weeks ended July 2, 2002 and July 3, 2001	4
Notes to Consolidated Financial Statements - July 2, 2002	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

PART II.	OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Stockholders	15
Item 6.	Exhibits and Reports on Form 8-K	15
Signatures	16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

	July 2, 2002	January 1, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,329	$14,025
Investments and marketable securities	9,753	8,960
Accounts receivable	5,379	5,745
Other receivables	7,295	13,266
Inventories	13,059	10,771
Prepaid expenses	2,357	3,074
Deferred income taxes	2,148	2,212

Total current assets	62,320	58,053

Property and equipment, net	245,049	218,284

Other assets:
Marketable securities	83,965	69,299
Other receivables	5,562	5,509
Trademarks	1,988	1,965
Other	4,229	3,817

Total other assets	95,744	80,590

Total assets	$403,113	$356,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,116	$18,885
Income taxes payable	3,510	2,837
Other accrued expenses	39,808	35,385

Total current liabilities	55,434	57,107

Deferred income taxes	10,349	10,349

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none
issued and outstanding	—	—
Junior participating cumulative preferred stock, $.01 par value,
150,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 150,000,000 shares authorized;

50,632,620 and 48,610,303 issued at July 2, 2002 and January 1, 2002,
respectively	506	486
Additional paid-in capital	190,036	159,075
Retained earnings	162,515	138,701
Unrealized gain on available-for-sale securities	653	530
Treasury stock, 1,047,300 and 850,500 shares at cost at July 2, 2002 and
January 2, 2001, respectively	(16,380)	(9,321)

Total stockholders’ equity	337,330	289,471

Total liabilities and stockholders’ equity	$403,113	$356,927

The accompanying notes are an integral part of these consolidated financial statements. 1

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except net income per share data) (Unaudited)

	Thirteen Weeks Ended July 2, 2002	Thirteen Weeks Ended July 3, 2001	Twenty-six Weeks Ended July 2, 2002	Twenty-six Weeks Ended July 3, 2001

Revenues:
Restaurant sales	$151,203	$124,231	$288,840	$236,590
Bakery sales to other foodservice operators, retailers and distributors	14,157	8,004	26,754	16,166

Total revenues	165,360	132,235	315,594	252,756

Costs and expenses:
Restaurant cost of sales	35,991	31,709	69,411	60,475
Bakery cost of sales	6,725	3,986	12,806	7,913
Labor expenses	50,681	40,494	96,943	77,791
Other operating costs and expenses	36,683	29,131	70,708	56,766
General and administrative expenses	8,314	6,980	15,873	13,308
Depreciation and amortization expenses	5,532	4,093	10,711	7,974
Preopening costs	2,247	1,420	4,931	2,848

Total costs and expenses	146,173	117,813	281,383	227,075

Income from operations	19,187	14,422	34,211	25,681
Interest income, net	994	1,090	1,990	2,438
Other income, net	423	454	834	925

Income before income taxes	20,604	15,966	37,035	29,044
Income tax provision	7,356	5,748	13,221	10,456

Net income	$13,248	$10,218	$23,814	$18,588

Net income per share:
Basic	$0.27	$0.22	$0.49	$0.39

Diluted	$0.26	$0.21	$0.47	$0.37

Weighted average shares outstanding:
Basic	48,898	47,382	48,832	47,327
Diluted	50,915	49,631	51,069	49,677

The accompanying notes are an integral part of these consolidated financial statements. 2

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands) (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Gain (Loss) on Available-for-Sale Securities	Treasury Stock	Total

Balance, January 1, 2002	$486	$159,075	$138,701	$530	$ (9,321)	$289,471
Comprehensive income:
Net income	—	—	23,814	—	—
Net unrealized gain	—	—	—	123	—
Total comprehensive income						23,937
Issuance of common stock pursuant to stock option plan	20	17,740	—	—	—	17,760
Tax benefit related to stock option plan	—	13,221	—	—	—	13,221
Purchase of treasury stock	—	—	—	—	(7,059)	(7,059)

Balance, July 2, 2002	$506	$190,036	$162,515	$653	$(16,380)	$337,330

The accompanying notes are an integral part of these consolidated financial statements. 3

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Twenty-six Weeks Ended July 2, 2002	Twenty-six Weeks Ended July 3, 2001

Cash flows from operating activities:
Net income	$23,814	$18,588
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,711	7,974
Gain on available-for-sale securities	(670)	(978)
Deferred income taxes	(4)	(27)
Changes in assets and liabilities:
Accounts receivable	366	826
Other receivables	5,918	4,096
Inventories	(2,288)	(2,114)
Prepaid expenses	717	340
Trademarks	(68)	(80)
Other	(472)	(407)
Accounts payable	(6,769)	(2,537)
Income taxes payable	13,894	6,679
Other accrued expenses	4,423	478

Net cash provided by operating activities	49,572	32,838

Cash flows from investing activities:
Additions to property and equipment	(37,371)	(41,740)
Investments in available-for-sale securities	(67,958)	(70,555)
Sales of available-for-sale securities	53,360	62,642

Net cash used in investing activities	(51,969)	(49,653)

Cash flows from financing activities:
Issuance of common stock	20	2
Dividends paid for fractional shares	—	(28)
Proceeds from exercise of employee stock options	17,740	3,215
Purchase of treasury stock	(7,059)	(2,198)

Net cash provided by financing activities	10,701	991

Net change in cash and cash equivalents	8,304	(15,824)
Cash and cash equivalents at beginning of period	14,025	34,284

Cash and cash equivalents at end of period	$22,329	$18,460

Supplemental disclosures:
Interest paid	$—	$—

Income taxes paid	$145	$3,775

The accompanying notes are an integral part of these consolidated financial statements. 4

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 2, 2002
(Unaudited)

NOTE A – BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we”, “us” and “our”) and all of its subsidiaries (The Cheesecake Factory Restaurants, Inc.; The Cheesecake Factory Bakery Incorporated; The Cheesecake Factory Assets Co. LLC; The Houston Cheesecake Factory Corporation; TCF Stonebriar Club Incorporated and Grand Lux Cafe LLC) for the thirteen weeks and twenty-six weeks ended July 2, 2002 prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements presented herein have not been audited by independent public accountants, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, changes in stockholders’ equity and cash flows for the period. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year. The consolidated balance sheet data presented herein for January 1, 2002 was derived from our audited consolidated financial statements for the fiscal year then ended, but does not include all disclosures required by generally accepted accounting principles. The preparation of financial statements in accordance with generally accepted accounting principles requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

NOTE B – INVESTMENTS AND MARKETABLE SECURITIES

     Investments and marketable securities, all classified as available-for-sale, consisted of the following as of July 2, 2002 (in thousands):

Classification	Cost	Fair Value	Unrealized Pretax Gain/ (Loss)	Balance Sheet Amount	Maturity

Current assets:
Available-for-sale securities:
Corporate debt securities	$ 9,660	$ 9,753	$93	$ 9,753	December 2002 to June 2003

Other assets:
Available-for-sale securities:
U.S. Treasury and Agency securities	$52,935	$53,419	$484	$53,419	November 2003 to November 2006
Corporate debt securities	30,108	30,546	438	30,546	August 2003 to October 2006

Total	$80,043	$83,965	$922	$83,965

5

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 2, 2002
(Unaudited)

NOTE C – NET INCOME PER SHARE

     Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method.

NOTE D – STOCK TRANSACTIONS

     During fiscal 1998, our Board of Directors authorized the repurchase of up to 1,687,500 shares of our common stock for reissuance upon the exercise of stock options under the Company’s current stock option plans. As of July 2, 2002, we have repurchased 1,047,300 shares at a total cost of approximately $16.4 million under this authorization.

NOTE E – COMPREHENSIVE INCOME

     Comprehensive income consisted of (in thousands):

	Thirteen Weeks Ended July 2, 2002	Thirteen Weeks Ended July 3, 2001	Twenty-six Weeks Ended July 2, 2002	Twenty-six Weeks Ended July 3, 2001

Net income	$13,248	$10,218	$23,814	$18,588
Net unrealized gain (loss) on available- for-sale securities	985	(353)	123	(200)

Total comprehensive income	$14,233	$9,865	$23,937	$18,388

     The Company principally invests its excess cash balances in U.S. Treasury and Agency securities, investment grade corporate debt securities rated “A” or better and money market mutual funds. The Company has historically classified all of its investments and marketable securities as available-for-sale securities, even though its current liquidity position and requirements provide it with the ability to hold a substantial amount of such securities to maturity. Available-for-sale securities are reported at their fair values, with unrealized gains and losses on such securities reflected, net of tax effect, in total comprehensive income and as a separate component of stockholders’ equity. Realized gains and losses are included, net of tax effect, in net income. The net unrealized gain or loss on the Company’s available-for-sale securities will fluctuate from period to period depending on changes in the general level of interest rates and other factors.

NOTE F – RECENT ACCOUNTING PRONOUNCEMENTS

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

General

     As of July 22, 2002, The Cheesecake Factory Incorporated operated 52 upscale, full-service, casual dining restaurants under The Cheesecake Factory® mark. We also operated three upscale casual dining restaurants under the Grand Lux Cafe® mark in Los Angeles, California, Las Vegas, Nevada and Chicago, Illinois; one self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark inside the DisneyQuest® family entertainment center in Orlando, Florida; and a bakery production facility. We also licensed three limited menu bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.

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

Results of Operations

     The following table sets forth, for the periods indicated, the Consolidated Statements of Operations of the Company expressed as percentages of total revenues. The results of operations for the thirteen weeks and twenty-six weeks ended July 2, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

	Thirteen Weeks Ended July 2, 2002	Thirteen Weeks Ended July 3, 2001	Twenty-six Weeks Ended July 2, 2002	Twenty-six Weeks Ended July 3, 2001

	%	%	%	%
Revenues:
Restaurant sales	91.4	93.9	91.5	93.6
Bakery sales to other foodservice operators, retailers and distributors	8.6	6.1	8.5	6.4

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant cost of sales	21.8	24.0	22.0	23.9
Bakery cost of sales	4.1	3.0	4.1	3.1
Labor expenses	30.6	30.6	30.7	30.8
Other operating costs and expenses	22.2	22.0	22.4	22.4
General and administrative expenses	5.0	5.3	5.0	5.3
Depreciation and amortization expenses	3.3	3.1	3.4	3.2
Preopening costs	1.4	1.1	1.6	1.1

Total costs and expenses	88.4	89.1	89.2	89.8

Income from operations	11.6	10.9	10.8	10.2
Interest income, net	0.6	0.8	0.6	1.0
Other income, net	0.3	0.3	0.3	0.3

Income before income taxes	12.5	12.0	11.7	11.5
Income tax provision	4.5	4.3	4.2	4.1

Net income	8.0	7.7	7.5	7.4

Thirteen Weeks Ended July 2, 2002 Compared to Thirteen Weeks Ended July 3, 2001

Revenues

     For the thirteen weeks ended July 2, 2002, the Company’s total revenues increased 25.1% to $165.4 million compared to $132.2 million for the thirteen weeks ended July 3, 2001. Restaurant sales increased 21.7% to $151.2 million compared to $124.2 million for the same period of the prior year. The $27.0 million increase in restaurant sales consisted of a $1.5 million or 1.6% increase in comparable restaurant sales and a $25.5 million increase from the openings of new restaurants. Sales in comparable restaurants benefited, in part, from the impact of an effective menu price increase of approximately 1% which was taken in January 2002.

     Bakery sales increased 77.5% to $14.2 million for the thirteen weeks ended July 2, 2002 compared to $8.0 million for the same period of the prior year. The increased sales were principally attributable to the expanded rollout of selected baked products to substantially all outlets of an existing national warehouse club customer and the initial rollout of selected products to two new national foodservice customers. Now that these rollouts are substantially completed, we currently expect our bakery sales comparisons for the second half of fiscal 2002 to be positive compared to the same period of the prior year, but not in the same magnitude as achieved during the first half of the year. For the thirteen weeks ended July 2, 2002, sales to warehouse clubs comprised approximately 51% of total bakery sales compared to approximately 47% for the same period of the prior year.

Restaurant Cost of Sales

     During the thirteen weeks ended July 2, 2002, restaurant cost of sales increased 13.6% to $36.0 million compared to $31.7 million for the comparable period last year. The related increase of $4.3 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, these costs decreased to 23.8% versus 25.5% for the same period of the prior year, principally as a result of lower market prices in general for most of the food commodities used in our restaurants, and increased volume purchase discounts and purchasing power as a result of our continued growth. Assuming that weather or other market conditions outside of our control do not disrupt the current favorable food cost environment, we currently expect our restaurant cost of sales for the second half of fiscal 2002 to continue to compare favorably to the same period of the prior year.

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

Bakery Cost of Sales

     Bakery cost of sales, which include ingredient, packaging and production supply costs, were $6.7 million for the thirteen weeks ended July 2, 2002 compared to $4.0 million for the same period of the prior year. As a percentage of bakery sales, bakery costs for the thirteen weeks ended July 2, 2002 decreased to 47.5% compared to 49.8% for the comparable period last year. This decrease was primarily attributable to a shift in the mix of sales to products with slightly lower cost of sales as a percentage of their associated price (but with slightly higher selling expenses, which are included in the “other operating costs and expenses” category). While we have taken steps to qualify multiple suppliers and enter into longer-term supply agreements for some of the key commodities used in our bakery operations, there can be no assurance that future supplies and costs for commodities used in our bakery operations will not fluctuate due to weather and other market conditions beyond our control. During the first quarter of fiscal 2002, we entered into agreements for substantially all of our cream cheese requirements for the 12-month period thereafter with two suppliers at a fixed cost per pound that is slightly higher than the cost experienced for fiscal 2001. We may also purchase cream cheese on the spot market as necessary to supplement these agreements.

Labor Expenses

     Labor expenses, which include restaurant-level labor costs and bakery direct production labor costs (including associated fringe benefits), increased 25% to $50.7 million for the thirteen weeks ended July 2, 2002 compared to $40.5 million for the same period of the prior year. This increase was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses were unchanged from the comparable period last year at 30.6%, as the California minimum wage increase of $0.50 per hour effective January 2002 and other wage increases were effectively offset by the 25% increase in total revenues that leveraged the fixed cost component of our labor expenses. As of July 22, 2002, 14 of our restaurant locations (approximately 25%) were in California. We believe the latest California minimum wage increase will not have a material impact on our labor expenses as a percentage of our total revenues. For new restaurants, labor expenses will typically be higher than normal during the first 90-120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by our restaurants.

Other Operating Costs and Expenses

     Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses. Other operating costs and expenses increased 26% to $36.7 million for the thirteen weeks ended July 2, 2002 compared to $29.1 million for the same period of the prior year. This increase was principally attributable to new restaurant openings. As a percentage of total revenues, other operating costs and expenses increased slightly to 22.2% for the thirteen weeks ended July 2, 2002 versus 22.0% for the same period of fiscal 2001. This slight percentage increase was primarily attributable to the impact of increased costs of our insurance arrangements and increased selling costs associated with higher bakery sales, partially offset by slightly lower costs for electric and natural gas services to our restaurants.

General and Administrative Expenses

     General and administrative (“G&A”) expenses consist of restaurant support expenses (field supervision, manager recruitment and training, relocation and other related expenses), bakery administrative expenses, and corporate support and governance expenses. G&A expenses increased 18.6% to $8.3 million for the thirteen weeks ended July 2, 2002 compared to $7.0 million for the same period of fiscal 2000. As a percentage of total revenues, G&A expenses decreased to 5.0% for the thirteen weeks ended July 2, 2002 compared to 5.3% for the same period of the prior year. This decrease was principally attributable to the leveraging of the fixed component of these costs with higher sales volumes. We intend to continue strengthening our operational support infrastructure during the remainder of fiscal 2002, which will likely generate a higher absolute amount of general and administrative expenses for the fiscal year.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses were $5.5 million for the thirteen weeks ended July 2, 2002 compared to $4.1 million for the thirteen weeks ended July 3, 2001. As a percentage of total revenues, depreciation and amortization expenses increased slightly to 3.3% for the thirteen weeks ended July 2, 2002 compared to 3.1% for the same period last year. The increase of $1.4 million for the thirteen weeks ended
July 2, 2002 primarily consisted of higher restaurant depreciation expenses which was principally due to the openings of new restaurants.

Preopening Costs

     Incurred preopening costs were $2.2 million for the thirteen weeks ended July 2, 2002 compared to $1.4 million for the same period of the prior year. We opened one Cheesecake Factory restaurant during each of the thirteen weeks ended July 2, 2002 and July 3, 2001. However, we also incurred substantial preopening costs during the thirteen weeks ended July 2, 2002 related to the third Grand Lux Cafe restaurant, which opened in Chicago on July 16, 2002.

     Preopening costs include incremental out-of-pocket costs that are directly related to the openings of new restaurants that are not otherwise capitalizable. As a result of the highly customized and operationally complex nature of our upscale, high volume concepts, the restaurant preopening process for our new restaurants is more extensive, time consuming and costly relative to that of most chain restaurant operations. The preopening cost for one of our Cheesecake Factory restaurants usually includes costs to relocate and compensate an average of 11-12 restaurant management employees prior to opening; costs to recruit and train an average of 200-250 hourly restaurant employees; wages, travel and lodging costs for our opening training team and other support employees; and costs for practice service activities. Preopening costs will vary from location to location depending on a number of factors, including the proximity of our existing restaurants; the size and physical layout of each location; the number of management and hourly employees required to open each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel and lodging for different metropolitan areas; and the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurants, which may also be caused by landlords.

     Our direct preopening cost for a 10,000 square foot, single-story Cheesecake Factory restaurant in an established Company market averages approximately $600,000 to $700,000. Preopening costs will usually be higher for larger restaurants, our initial entry into new markets and for new concepts such as Grand Lux Cafe. We usually incur the most significant portion of preopening costs for a typical restaurant opening within the two-month period immediately preceding and the month of the restaurant’s opening. Preopening costs will fluctuate from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant, and the fluctuations could be significant. We expense preopening costs as incurred. Based on current growth objectives for fiscal 2002 and 2003, preopening costs for each of those years will likely exceed the respective amount of preopening costs for the applicable prior year.

Twenty-six Weeks Ended July 2, 2002 Compared to Twenty-six Weeks Ended July 3, 2001

Revenues

     For the twenty-six weeks ended July 2, 2002, the Company’s total revenues increased 24.8% to $315.6 million compared to $252.8 million for the twenty-six weeks ended July 3, 2001. Restaurant sales increased 22.1% to $288.8 million compared to $236.6 million for the same period of the prior year. The $52.2 million increase in restaurant sales consisted of a $3.6 million or 1.8% increase in comparable restaurant sales and a $48.6 million increase from the openings of new restaurants. Sales in comparable restaurants benefited, in part, from the impact of an effective menu price increase of approximately 1% which was taken in January 2002.

     Bakery sales increased 65.4% to $26.8 million for the twenty-six weeks ended July 2, 2002 compared to $16.2 million for the same period of the prior year. The increase was principally attributable to higher sales volumes to warehouse clubs, foodservice operators and distributors.

Restaurant Cost of Sales

     During the twenty-six weeks ended July 2, 2002, restaurant cost of sales increased 14.7% to $69.4 million compared to $60.5 million for the comparable period last year. The related increase of $8.9 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, this cost decreased to 24.0% versus 25.6% for the same period of the prior year, principally as a result of slightly lower commodity costs due to favorable market prices and increased volume purchase discounts.

Bakery Cost of Sales

     Bakery cost of sales were $12.8 million for the twenty-six weeks ended July 2, 2002 compared to $7.9 million for the same period of the prior year. As a percentage of bakery sales, bakery cost of sales for the twenty-six weeks ended July 2, 2002 decreased to 47.9% compared to 48.9% for the comparable period last year. This percentage decrease was primarily due to a shift in the mix of sales to products with slightly lower cost of sales as a percentage of their associated price (but with slightly higher selling expenses, which are reported in the “other operating costs and expenses” category) partially offset by a slight increase in the cost for certain dairy-related commodities.

Labor Expenses

     Labor expenses were $96.9 million for the twenty-six weeks ended July 2, 2002 compared to $77.8 million for the same period of the prior year. The related increase of $19.1 million was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses for the twenty-six weeks ended
July 2, 2002 decreased slightly to 30.7% compared to 30.8% for the comparable period last year.

Other Operating Costs and Expenses

     Other operating costs and expenses increased 24.5% to $70.7 million for the twenty-six weeks ended July 2, 2002 compared to $56.8 million for the same period of the prior year. The related increase of $13.9 million was principally attributable to new restaurant openings. As a percentage of total revenues, occupancy and other expenses were 22.4% for both the twenty-six weeks ended July 2, 2002 and the comparable period of fiscal 2001.

General and Administrative Expenses

     General and administrative expenses increased to $15.9 million for the twenty-six weeks ended July 2, 2002 compared to $13.3 million for the same period of fiscal 2001, an increase of $2.6 million or 19.5%. As a percentage of total revenues, general and administrative expenses decreased to 5.0% for the twenty-six weeks ended July 2, 2002 compared to 5.3% for the same period of the prior year. This decrease was principally attributable to the leveraging of the fixed component of these costs with higher sales volumes.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses were $10.7 million for the twenty-six weeks ended July 2, 2002 compared to $8.0 million for the same period of the prior year. The related increase of $2.7 million was principally attributable to new restaurant openings. As a percentage of total revenues, depreciation and amortization expenses were 3.4% for the twenty-six weeks ended July 2, 2002 compared to 3.2% for the same period last year.

Preopening Costs

     Incurred preopening costs were $4.9 million for the twenty-six weeks ended July 2, 2002 compared to $2.8 million for the same period of the prior year. We incurred preopening costs to open four Cheesecake Factory restaurants during the twenty-six weeks ended July 2, 2002 and a Grand Lux Cafe on July 16, 2002 compared to three Cheesecake Factory restaurants during the same period of the prior year. In addition, we incurred preopening costs in both periods for other restaurant openings in progress.

Liquidity and Capital Resources

     The following table sets forth a summary of the Company’s key liquidity measurements at July 2, 2002 and January 1, 2002.

	July 2, 2002	January 1, 2002
	(dollar amounts in millions)

Cash and marketable securities on hand	$116.0	$92.3
Net working capital (1)	$6.9	$0.9
Adjusted net working capital (1)	$90.9	$70.3
Current ratio	1.1:1	1.0:1
Adjusted current ratio (1)	2.6:1	2.2:1
Long-term debt	—	—

          (1) Includes all marketable securities classified as either current or noncurrent assets.

     During the twenty-six weeks ended July 2, 2002, our balance of cash and marketable securities on hand increased by $23.7 million to $116.0 million from the January 2, 2001 balance. This increase was primarily attributable to increased cash flow from operations and proceeds from the exercise of employee stock options. In the table above, we also present adjusted net working capital and current ratio calculations that include all marketable securities classified as either current or noncurrent assets. We believe these adjusted calculations more properly reflect our overall liquidity position. In response to the recent decrease in the general level of interest rates and our forecasted cash flow requirements, we have been slightly lengthening the average maturity of our marketable securities portfolio in order to capture additional investment yield. As a result, most of our investments in marketable securities now have maturities in excess of one year and are classified as noncurrent assets, but remain available for our liquidity requirements.

     As of July 22, 2002, there were no borrowings outstanding under the Company’s $25 million revolving credit and term loan facility (the “Credit Facility”). $1 million of the Credit Facility has been reserved to support a letter of credit for our insurance programs. Borrowings under the Credit Facility will bear interest at variable rates based, at our option, on either the prime rate of interest, the lending institution’s cost of funds rate plus 0.75% or the applicable LIBOR rate plus 0.75%. The Credit Facility expires on May 31, 2003. On that date, a maximum of $25 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates. The Credit Facility is not collateralized and requires us to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of its operations, with which we are currently in compliance.

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

     For fiscal 2002, we currently estimate our capital expenditure requirement to range between $70-$75 million, net of agreed-upon landlord construction contributions and excluding $9-$10 million of expected noncapitalizable preopening costs for new restaurants. This estimate contemplates $60-$64 million for as many as 12 new restaurants to be opened during fiscal 2002, which includes an increase in estimated construction-in-progress disbursements for anticipated fiscal 2003 openings. The estimated capital expenditures also reflect the fact that two of our planned 12 restaurant openings for fiscal 2002 do not have any landlord construction contributions. Not every potential location that we seek to develop into a restaurant may have landlord construction contributions available, and we would therefore not expect to incur a contingent rent obligation on such locations. Expected capital expenditures for fiscal 2002 also include approximately $5 million for maintenance and capacity addition expenditures to our existing restaurants; $4-$5 million to build out the new leased space for additional training, R&D and office space adjacent to our existing corporate facility (that is scheduled to commence during the second half of fiscal 2002); and $1 million to add capacity to our existing bakery production facility. We lease the land and building shells for substantially all of our restaurants for primary lease terms that usually range from 15 to 20 years for our new restaurants. We expend cash for leasehold improvements and furnishings, fixtures and equipment for our new restaurants.

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

     During fiscal 1998, our Board of Directors authorized the repurchase of up to 1,687,500 shares of our common stock for reissuance upon the exercise of stock options under the Company’s current stock option plans. As of July 2, 2002, we have repurchased 1,047,300 shares at a total cost of approximately $16.4 million under this authorization.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to market risk from changes in interest rates on funded debt. This exposure relates to our $25 million revolving credit and term loan facility (the “Credit Facility”). There were no borrowings outstanding under the Credit Facility during the second quarter of 2002. Borrowings under the Credit Facility bear interest at variable rates based on either the prime rate of interest, the lending institution’s cost of funds plus 0.75% or LIBOR plus 0.75%. A hypothetical 1% interest rate change would not have any current impact on our results of operations.

     A change in market prices also exposes us to market risk related to our investments in marketable securities. As of July 2, 2002, we held $93.7 million in marketable securities. A hypothetical 10% decline in the market value of those securities would result in a $9.4 million unrealized loss and a corresponding decline in their fair value. This hypothetical decline would not affect cash flow from operations and would not have an impact on net income until the securities were disposed of.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Stockholders

     Our Annual Meeting of Stockholders was held on May 16, 2002. The matter submitted for a vote and the related election results are as follows:

1.	To reelect David Overton to the Board of Directors of the Company for a three-year term which will expire at the Annual Meeting of Stockholders to be held in the year 2005. The results of proxies voted for the reelection of Mr. Overton are as follows:

Votes For	Votes Withheld
47,811,045	271,895

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

10.12 Michael P. Berry Employment Agreement.

(b)	Reports on Form 8-K.

None.

15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHEESECAKE FACTORY INCORPORATED

Date: July 22, 2002

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

16