Form 10-Q
period 2002-10-01
CHEESECAKE FACTORY INCORPORATED
filed 2002-10-23
CIK 887596

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2002
Commission File Number 0-20574

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

_________________

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        As of October 21, 2002, 50,655,058 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

	October 1, 2002	January 1, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 10,318	$ 14,025
Investments and marketable securities	11,498	8,960
Accounts receivable	5,236	5,745
Other receivables	12,589	13,266
Inventories	15,669	10,771
Prepaid expenses	2,615	3,074

Deferred income taxes	1,567	2,212

Total current assets	59,492	58,053

Property and equipment, net	264,166	218,284

Other assets:
Marketable securities	88,584	69,299
Other receivables	5,571	5,509
Trademarks	1,997	1,965

Other	4,683	3,817

Total other assets	100,835	80,590

Total assets	$ 424,493	$ 356,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 13,394	$ 18,885
Income taxes payable	3,167	2,837
Other accrued expenses	40,238	35,385

Total current liabilities	56,799	57,107

Deferred income taxes	10,349	10,349

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none
issued and outstanding	—	—
Junior participating cumulative preferred stock, $.01 par value,
150,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 150,000,000 shares authorized;
50,655,058 and 48,610,303 issued at October 1, 2002 and
January 1, 2002, respectively	506	486
Additional paid-in capital	196,923	159,075
Retained earnings	174,597	138,701
Unrealized gain on available-for-sale securities	1,699	530
Treasury stock, 1,047,300 and 850,500 shares at cost at October 1, 2002
and January 1, 2002, respectively	(16,380)	(9,321)

Total stockholders’ equity	357,345	289,471

Total liabilities and stockholders’ equity	$ 424,493	$ 356,927

The accompanying notes are an integral part of these consolidated financial statements. 1

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except net income per share data) (Unaudited)

	Thirteen Weeks Ended October 1, 2002	Thirteen Weeks Ended October 2, 2001	Thirty-nine Weeks Ended October 1, 2002	Thirty-nine Weeks Ended October 2, 2001
Revenues:
Restaurant sales	$152,916	$128,552	$441,756	$365,142
Bakery sales to other foodservice
operators, retailers and distributors	9,066	9,068	35,820	25,234

Total revenues	161,982	137,620	477,576	390,376

Costs and expenses:
Restaurant cost of sales	35,763	32,774	105,173	93,249
Bakery cost of sales	3,937	4,470	16,744	12,383
Labor expenses	50,248	42,163	147,127	119,954
Other operating expenses	39,110	30,559	109,818	87,327
General and administrative expenses	7,580	6,898	23,453	20,206
Depreciation and amortization expenses	5,909	4,551	16,620	12,525
Preopening costs	2,192	2,013	7,187	4,861

Total costs and expenses	144,739	123,428	426,122	350,505

Income from operations	17,243	14,192	51,454	39,871
Interest income, net	1,048	1,012	3,038	3,450
Other income, net	499	73	1,333	998

Income before income taxes	18,790	15,277	55,825	44,319
Income tax provision	6,708	5,500	19,929	15,955

Net income	$ 12,082	$ 9,777	$ 35,896	$ 28,364

Net income per share:
Basic	$ 0.24	$ 0.21	$ 0.73	$ 0.60

Diluted	$ 0.24	$ 0.20	$ 0.70	$ 0.57

Weighted average shares outstanding:
Basic	49,602	47,512	49,082	47,388
Diluted	51,137	49,986	51,074	49,782

The accompanying notes are an integral part of these consolidated financial statements. 2

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands) (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unrealized Gain on Available-for-Sale Securities	Treasury Stock	Total
Balance, January 1, 2002	$ 486	$159,075	$138,701	$ 530	$(9,321)	$ 289,471
Comprehensive income:
Net income	—	—	35,896	—	—
Net unrealized gain	—	—	—	1,169	—
Total comprehensive income						37,065
Issuance of common stock pursuant
to stock option plan	20	17,919	—	—	—	17,939
Tax benefit related to stock option
plan	—	19,929	—	—	—	19,929
Purchase of treasury stock	—	—	—	—	(7,059)	(7,059)

Balance, October 1, 2002	$ 506	$196,923	$174,597	$1,699	$(16,380)	$ 357,345

The accompanying notes are an integral part of these consolidated financial statements. 3

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Thirty-nine Weeks Ended October 1, 2002	Thirty-nine Weeks Ended October 2, 2001
Cash flows from operating activities:
Net income	$ 35,896	$ 28,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,620	12,525
Gain on available-for-sale securities	(1,086)	(88)
Deferred income taxes	(4)	(987)
Changes in assets and liabilities:
Accounts receivable	509	707
Other receivables	615	4,540
Inventories	(4,898)	(2,485)
Prepaid expenses	459	(759)
Trademarks	(100)	(114)
Other	(898)	(633)
Accounts payable	(5,491)	(4,947)
Income taxes payable	20,259	6,821
Other accrued expenses	4,852	953

Net cash provided by operating activities	66,733	43,897

Cash flows from investing activities:
Additions to property and equipment	(62,401)	(52,266)
Investments in available-for-sale securities	(91,811)	(92,006)
Sales of available-for-sale securities	72,892	69,699

Net cash used in investing activities	(81,320)	(74,573)

Cash flows from financing activities:
Issuance of common stock	20	4
Dividends paid for fractional shares	—	(28)
Proceeds from exercise of employee stock options	17,919	4,595
Purchase of treasury stock	(7,059)	(2,198)

Net cash provided by financing activities	10,880	2,373

Net change in cash and cash equivalents	(3,707)	(28,303)
Cash and cash equivalents at beginning of period	14,025	34,284

Cash and cash equivalents at end of period	$ 10,318	$ 5,981

Supplemental disclosures:
Interest paid	$ —	$ —

Income taxes paid	$ 421	$ 9,143

The accompanying notes are an integral part of these consolidated financial statements. 4

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 1, 2002
(Unaudited)

NOTE A – BASIS OF PRESENTATION

        The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we”, “us” and “our”) and all of its subsidiaries (The Cheesecake Factory Restaurants, Inc.; The Cheesecake Factory Bakery Incorporated; The Cheesecake Factory Assets Co. LLC; C.F.I. Promotions Co. LLC; C.F.R.I. Asset Holdings LLC; C.F.R.I. Texas Restaurants LP; The Houston Cheesecake Factory Corporation; TCF Stonebriar Club Incorporated and Grand Lux Cafe LLC) for the thirteen weeks and thirty-nine weeks ended October 1, 2002 prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements presented herein have not been audited by independent public accountants, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, changes in stockholders’ equity and cash flows for the periods presented. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year. The consolidated balance sheet data presented herein for January 1, 2002 was derived from our audited consolidated financial statements for the fiscal year then ended, but does not include all disclosures required by generally accepted accounting principles. The preparation of financial statements in accordance with generally accepted accounting principles requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

NOTE B – INVESTMENTS AND MARKETABLE SECURITIES

        Investments and marketable securities, all classified as available-for-sale, consisted of the following as of October 1, 2002 (in thousands):

Classification	Cost	Fair Value	Unrealized Pretax Gain	Balance Sheet Amount	Maturity

Current assets:
Available-for-sale securities:
					December 2002 to
Corporate debt securities	$11,374	$11,498	$ 124	$11,498	September 2003

Other assets:
Available-for-sale securities:
U.S. Treasury and Agency					November 2003 to
securities	$54,267	$55,693	$1,426	$55,693	November 2006
					December 2003 to
Corporate debt securities	31,798	32,891	1,093	32,891	October 2006

Total	$86,065	$88,584	$2,519	$88,584

5

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 1, 2002
(Unaudited)

NOTE C – NET INCOME PER SHARE

        Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method.

NOTE D – STOCK TRANSACTIONS

        During fiscal 1998, our Board of Directors authorized the repurchase of up to 1,687,500 shares of our common stock for reissuance upon the exercise of stock options under the Company’s current stock option plans. As of October 1, 2002, we have repurchased 1,047,300 shares at a total cost of approximately $16.4 million under this authorization.

NOTE E – COMPREHENSIVE INCOME

        Comprehensive income consisted of (in thousands):

	Thirteen Weeks Ended October 1, 2002	Thirteen Weeks Ended October 2, 2001	Thirty-nine Weeks Ended October 1, 2002	Thirty-nine Weeks Ended October 2, 2001
Net income	$12,082	$ 9,777	$35,896	$28,364
Net unrealized gain on
available-for-sale securities	1,046	806	1,169	606

Total comprehensive income	$13,128	$10,583	$37,065	$28,970

        The Company invests its excess cash balances in U.S. Treasury and Agency securities, investment grade corporate debt securities rated “A” or better and money market mutual funds. The Company has historically classified all of its investments and marketable securities as available-for-sale securities, even though its current liquidity position and requirements provide it with the ability to hold a substantial amount of such securities to maturity. Available-for-sale securities are reported at their fair values, with unrealized gains and losses on such securities reflected, net of tax effect, in total comprehensive income and as a separate component of stockholders’ equity. Realized gains and losses are included, net of tax effect, in net income. The net unrealized gain or loss on the Company’s available-for-sale securities will fluctuate from period to period depending on changes in the general level of interest rates and other factors.

NOTE F – RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 was effective in July 2001 and SFAS No. 142 became effective in January 2002. The new standards did not have any impact on our consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Certain statements in this Form 10-Q which are not historical facts may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe”, “expect”, “anticipate”, “plan”, “intend”, “may”, “will”, “can”, “should”, “could” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Such risks, uncertainties, and other factors include, but are not limited to: changes in general economic, political or public safety conditions which affect consumer behavior and spending for restaurant dining occasions, including the ongoing ramifications of the September 11, 2001 terrorist attacks and the governmental response thereto; increasing competition in the upscale casual dining segment of the restaurant industry; adverse weather conditions which impact customer traffic at the Company’s restaurants in general and which cause the temporary underutilization of outdoor patio seating available at several of the Company’s restaurants; various factors which increase the cost to develop and/or affect the number and timing of the openings of new restaurants, including factors under the influence and control of government agencies and landlords; changes in the availability and/or cost of raw materials, management and hourly labor, energy or other resources necessary to successfully operate the Company’s restaurants and bakery production facility; the Company’s ability to raise prices sufficiently to offset cost increases, including increased costs for minimum wages and employee benefits; the frequency and severity of workers’ compensation and general liability claims for which the Company principally self-insures; the general availability and cost of insurance coverage; the success of strategic and operating initiatives, including new restaurant concepts and new bakery product lines; depth of management; adverse publicity about the Company, its restaurants or bakery products; the Company’s dependence on a single bakery production facility; the Company’s ability to obtain and retain customers for its bakery operations; changes in timing and/or scope of the purchasing plans of large-account bakery customers which can cause fluctuations in bakery sales and the Company’s consolidated operating results; the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support the Company’s growing operations; relations between the Company and its employees; the availability, amount, type, and cost of capital for the Company and the deployment of such capital, including the amounts of planned capital expenditures; changes in, or any failure to comply with, governmental regulations; the amount of, and any changes to, tax rates and the success of various initiatives to minimize taxes; and other risks and uncertainties referenced in this Form 10-Q and the Company’s Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended January 1, 2002.

General

        As of October 21, 2002, The Cheesecake Factory Incorporated operated 56 upscale, full-service, casual dining restaurants under The Cheesecake Factory® mark. We also operated three upscale casual dining restaurants under the Grand Lux Cafe® mark in Los Angeles, California, Las Vegas, Nevada and Chicago, Illinois; one self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark inside the DisneyQuest® family entertainment center in Orlando, Florida; and a bakery production facility. We also licensed three limited menu bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.

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

Results of Operations

        The following table sets forth, for the periods indicated, the Consolidated Statements of Operations of the Company expressed as percentages of total revenues. The results of operations for the thirteen weeks and thirty-nine weeks ended October 1, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

	Thirteen Weeks Ended October 1, 2002	Thirteen Weeks Ended October 2, 2001	Thirty-nine Weeks Ended October 1, 2002	Thirty-nine Weeks Ended October 2, 2001
	%	%	%	%
Revenues:
Restaurant sales	94.4	93.4	92.5	93.5
Bakery sales to other foodservice
operators, retailers and
distributors	5.6	6.6	7.5	6.5

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant cost of sales	22.1	23.8	22.0	23.9
Bakery cost of sales	2.4	3.3	3.5	3.2
Labor expenses	31.0	30.6	30.8	30.7
Other operating expenses	24.1	22.2	23.0	22.4
General and administrative expenses	4.7	5.0	4.9	5.2
Depreciation and amortization expenses	3.6	3.3	3.5	3.2
Preopening costs	1.4	1.5	1.5	1.2

Total costs and expenses	89.3	89.7	89.2	89.8

Income from operations	10.7	10.3	10.8	10.2
Interest income, net	0.6	0.7	0.6	0.9
Other income, net	0.3	0.1	0.3	0.3

Income before income taxes	11.6	11.1	11.7	11.4
Income tax provision	4.1	4.0	4.2	4.1

Net income	7.5	7.1	7.5	7.3

Thirteen Weeks Ended October 1, 2002 Compared to Thirteen Weeks Ended October 2, 2001

Revenues

        For the thirteen weeks ended October 1, 2002, the Company’s total revenues increased 17.7% to $162.0 million compared to $137.6 million for the thirteen weeks ended October 2, 2001. Restaurant sales increased 18.9% to $152.9 million compared to $128.6 million for the same period of the prior year. The $24.3 million increase in restaurant sales consisted of a $1.2 million or 1.1% increase in comparable restaurant sales and a $23.1 million increase from the openings of new restaurants. Our 1.1% increase in comparable restaurant sales during the quarter closely approximated the current price increase in our menu, which is all that we expect to achieve given our industry-leading sales productivity metrics.

        Bakery sales of $9.1 million for the thirteen weeks ended October 1, 2002 were unchanged from the same period of the prior year. However, bakery sales for the current quarter were impacted by a voluntary withdrawal of bakery products that were produced in the Company’s bakery production facility during a four-day period in July 2002 due to possible bacteria contamination. As a result of the product withdrawal, bakery sales of approximately $1.4 million that had been recorded prior to the product withdrawal but during the thirteen-week period ended October 1, 2002 were reversed. Most of the Company’s outside bakery customers have resumed their normal volume of purchase activity. As a result, we currently expect our bakery sales for the fourth quarter of fiscal 2002 to be in the general range experienced during the same period of the prior year. Costs and expenses associated with the product withdrawal are reflected in the “Other Operating Expenses” category. For the thirteen weeks ended October 1, 2002, sales to warehouse clubs comprised approximately 57% of total bakery sales compared to approximately 46% for the same period of the prior year.

Restaurant Cost of Sales

        During the thirteen weeks ended October 1, 2002, restaurant cost of sales increased 9.1% to $35.8 million compared to $32.8 million for the comparable period last year. The related increase of $3.0 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, these costs decreased to 23.4% versus 25.5% for the same period of the prior year, principally as a result of lower market prices in general for most of the food commodities used in our restaurants, coupled with increased volume purchase discounts that are a result of our continued growth. Assuming that weather or other market conditions outside of our control do not disrupt the current favorable food cost environment, we currently expect our restaurant cost of sales for the fourth quarter of fiscal 2002 to continue to compare favorably to the same period of the prior year.

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

Bakery Cost of Sales

        Bakery cost of sales, which include ingredient, packaging and production supply costs, were $3.9 million for the thirteen weeks ended October 1, 2002 compared to $4.5 million for the same period of the prior year. As a percentage of bakery sales, bakery costs for the thirteen weeks ended October 1, 2002 decreased to 43.4% compared to 49.3% for the comparable period last year. This decrease was primarily attributable to a shift in the mix of sales to products with slightly lower cost of sales as a percentage of their associated price (but with slightly higher selling expenses, which are included in the “other operating expenses” category). While we have taken steps to qualify multiple suppliers and enter into longer-term supply agreements for some of the key commodities used in our bakery operations, there can be no assurance that future supplies and costs for commodities used in our bakery operations will not fluctuate due to weather and other market conditions beyond our control. During the first quarter of fiscal 2002, we entered into agreements for substantially all of our cream cheese requirements for the 12-month period thereafter with two suppliers at a fixed cost per pound that is slightly higher than the cost experienced for fiscal 2001. We may also purchase cream cheese on the spot market as necessary to supplement these agreements.

Labor Expenses

        Labor expenses, which include restaurant-level labor costs and bakery direct production labor costs (including associated fringe benefits), increased 19.0% to $50.2 million for the thirteen weeks ended October 1, 2002 compared to $42.2 million for the same period of the prior year. This increase was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses increased slightly to 31.0% versus 30.6% in the comparable period last year due to increased fringe benefit costs (principally group medical insurance), less leverage on the fixed portion of bakery production labor due to the temporary disruption in bakery sales trends caused by the voluntary product withdrawal and slightly higher labor costs at the two Grand Lux Cafes opened during the past twelve months as we continue to refine the operations of this new concept. For new Cheesecake Factory restaurants, labor expenses will typically be higher than normal during the first 90-120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by our restaurants.

Other Operating Expenses

        Other operating expenses consist of restaurant-level occupancy expenses (rent, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses. Other operating expenses increased 28% to $39.1 million for the thirteen weeks ended October 1, 2002 compared to $30.6 million for the same period of the prior year. This increase was principally attributable to new restaurant openings, as well as costs and expenses related to the bakery product withdrawal. As a percentage of total revenues, other operating expenses increased to 24.1% for the thirteen weeks ended October 1, 2002 versus 22.2% for the same period of fiscal 2001. Costs and expenses associated with the bakery product withdrawal were approximately $2.1 million or 1.3% of total revenues. Other operating expenses were also impacted by increased costs for our insurance arrangements and increased selling costs associated with higher bakery sales volumes to warehouse club customers.

General and Administrative Expenses

        General and administrative (“G&A”) expenses consist of restaurant support expenses (field supervision, manager recruitment and training, relocation and other related expenses), bakery administrative expenses, and corporate support and governance expenses. G&A expenses increased 10.1% to $7.6 million for the thirteen weeks ended October 1, 2002 compared to $6.9 million for the same period of fiscal 2001. As a percentage of total revenues, G&A expenses decreased to 4.7% for the thirteen weeks ended October 1, 2002 compared to 5.0% for the same period of the prior year. This decrease was principally attributable to the leveraging of the fixed component of these costs with higher sales volumes. We intend to continue strengthening our operational support infrastructure during the remainder of fiscal 2002 and fiscal 2003, which will likely generate a higher absolute amount of general and administrative expenses for the fiscal year.

Depreciation and Amortization Expenses

        Depreciation and amortization expenses were $5.9 million for the thirteen weeks ended October 1, 2002 compared to $4.6 million for the thirteen weeks ended October 2, 2001. As a percentage of total revenues, depreciation and amortization expenses increased slightly to 3.6% for the thirteen weeks ended October 1, 2002 compared to 3.3% for the same period last year. The increase of $1.3 million for the thirteen weeks ended October 1, 2002 primarily consisted of higher restaurant depreciation expenses which was principally due to the openings of new restaurants.

Preopening Costs

        Incurred preopening costs were $2.2 million for the thirteen weeks ended October 1, 2002 compared to $2.0 million for the same period of the prior year. We opened two Cheesecake Factory restaurants and one Grand Lux Cafe restaurant during the thirteen weeks ended October 1, 2002 compared to three Cheesecake Factory restaurant openings in the same period of the prior year. In addition, we incurred preopening costs in both periods for other restaurant openings in progress.

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

        Our direct preopening cost for a 10,000 square foot, single-story Cheesecake Factory restaurant in an established Company market averages approximately $600,000 to $700,000. Preopening costs will usually be higher for larger restaurants, our initial entry into new markets and for new concepts such as Grand Lux Cafe. We usually incur the most significant portion of preopening costs for a typical restaurant opening within the two-month period immediately preceding and the month of the restaurant’s opening. Preopening costs will fluctuate from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant, and the fluctuations could be significant. We expense preopening costs as incurred. Based on current growth objectives for the remainder of fiscal 2002 and fiscal 2003, preopening costs for each of those years will likely exceed the respective amount of preopening costs for the applicable prior year.

Thirty-nine Weeks Ended October 1, 2002 Compared to Thirty-nine Weeks Ended October 2, 2001

Revenues

        For the thirty-nine weeks ended October 1, 2002, the Company’s total revenues increased 22.3% to $477.6 million compared to $390.4 million for the thirty-nine weeks ended October 2, 2001. Restaurant sales increased 21.0% to $441.8 million compared to $365.1 million for the same period of the prior year. The $76.7 million increase in restaurant sales consisted of a $4.8 million or 1.6% increase in comparable restaurant sales and a $71.9 million increase from the openings of new restaurants. Sales in comparable restaurants benefited, in part, from the impact of an effective menu price increase of approximately 1% which was taken in January 2002.

        Bakery sales increased 42.1% to $35.8 million for the thirty-nine weeks ended October 1, 2002 compared to $25.2 million for the same period of the prior year. The increase was principally attributable to higher sales volumes to warehouse clubs, foodservice operators and distributors.

Restaurant Cost of Sales

        During the thirty-nine weeks ended October 1, 2002, restaurant cost of sales increased 12.9% to $105.2 million compared to $93.2 million for the comparable period last year. The related increase of $12.0 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, this cost decreased to 23.8% versus 25.5% for the same period of the prior year, principally as a result of lower commodity costs due to favorable market prices and increased volume purchase discounts.

Bakery Cost of Sales

        Bakery cost of sales were $16.7 million for the thirty-nine weeks ended October 1, 2002 compared to $12.4 million for the same period of the prior year. As a percentage of bakery sales, bakery cost of sales for the thirty-nine weeks ended October 1, 2002 decreased to 46.7% compared to 49.1% for the comparable period last year. This percentage decrease was primarily due to a shift in the mix of sales to products with slightly lower cost of sales as a percentage of their associated price (but with slightly higher selling expenses, which are reported in the “other operating expenses” category), partially offset by a slight increase in the cost for certain dairy-related commodities.

Labor Expenses

        Labor expenses were $147.1 million for the thirty-nine weeks ended October 1, 2002 compared to $120.0 million for the same period of the prior year. The related increase of $27.1 million was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses for the thirty-nine weeks ended October 1, 2002 increased slightly to 30.8% compared to 30.7% for the comparable period last year.

Other Operating Expenses

        Other operating expenses increased 25.8% to $109.8 million for the thirty-nine weeks ended October 1, 2002 compared to $87.3 million for the same period of the prior year. The related increase of $22.5 million was principally attributable to new restaurant openings. As a percentage of total revenues, other operating expenses were 23.0% for the thirty-nine weeks ended October 1, 2002 compared to 22.4% for the same period of fiscal 2001. This increase was principally attributable to the cost of disposed bakery products and related expenses incurred in connection with the voluntary product withdrawal during the thirteen weeks ended October 1, 2002.

General and Administrative Expenses

        General and administrative expenses increased to $23.5 million for the thirty-nine weeks ended October 1, 2002 compared to $20.2 million for the same period of fiscal 2001, an increase of $3.3 million or 16.3%. As a percentage of total revenues, general and administrative expenses decreased to 4.9% for the thirty-nine weeks ended October 1, 2002 compared to 5.2% for the same period of the prior year. This decrease was principally attributable to the leveraging of the fixed component of these costs with higher sales volumes.

Depreciation and Amortization Expenses

        Depreciation and amortization expenses were $16.6 million for the thirty-nine weeks ended October 1, 2002 compared to $12.5 million for the same period of the prior year. The related increase of $4.1 million was principally attributable to new restaurant openings. As a percentage of total revenues, depreciation and amortization expenses were 3.5% for the thirty-nine weeks ended October 1, 2002 compared to 3.2% for the same period last year.

Preopening Costs

        Incurred preopening costs were $7.2 million for the thirty-nine weeks ended October 1, 2002 compared to $4.9 million for the same period of the prior year. We incurred preopening costs to open six Cheesecake Factory restaurants and one Grand Lux Cafe restaurant during the thirty-nine weeks ended October 1, 2002 compared to six Cheesecake Factory restaurants during the same period of the prior year. In addition, we incurred preopening costs in both periods for other restaurant openings in progress.

Liquidity and Capital Resources

        The following table sets forth a summary of the Company’s key liquidity measurements at October 1, 2002 and January 1, 2002.

	October 1, 2002	January 1, 2002
(dollar amounts in millions)
Cash and marketable securities on hand	$110.4	$92.3
Net working capital	$ 2.7	$ 0.9
Adjusted net working capital (1)	$ 91.3	$70.3
Current ratio	1.0:1	1.0:1
Adjusted current ratio (1)	2.6:1	2.2:1
Long-term debt	—	—

(1)	Includes all marketable securities classified as either current or noncurrent assets.

        During the thirty-nine weeks ended October 1, 2002, our balance of cash and marketable securities on hand increased by $18.1 million to $110.4 million compared to the January 1, 2001 balance. This increase was primarily attributable to increased cash flow from operations and proceeds from the exercise of employee stock options. In the table above, we also present adjusted net working capital and current ratio calculations that include all marketable securities classified as either current or noncurrent assets. We believe these adjusted calculations more properly reflect our overall liquidity position. In response to the recent decrease in the general level of interest rates and our forecasted cash flow requirements, we have been slightly lengthening the average maturity of our marketable securities portfolio in order to capture additional investment yield. As a result, most of our investments in marketable securities now have maturities in excess of one year and are classified as noncurrent assets, but remain available for our liquidity requirements.

        As of October 21, 2002, there were no borrowings outstanding under the Company’s $25 million revolving credit and term loan facility (the “Credit Facility”). However, $4.5 million of the Credit Facility has been reserved to support standby letters of credit for our insurance programs. Borrowings under the Credit Facility will bear interest at variable rates based, at our option, on either the prime rate of interest, the lending institution’s cost of funds rate plus 0.75% or the applicable LIBOR rate plus 0.75%. The Credit Facility expires on May 31, 2003. On that date, a maximum of $25 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates. The Credit Facility is not collateralized and requires us to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of its operations, with which we are currently in compliance.

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

        For fiscal 2002, we currently estimate our capital expenditure requirement to range between $70-$75 million, net of agreed-upon landlord construction contributions and excluding $9-$10 million of expected noncapitalizable preopening costs for new restaurants. This estimate contemplates $60-$64 million for as many as 12 new restaurants to be opened during fiscal 2002 and includes an increase in estimated construction-in-progress disbursements for anticipated fiscal 2003 openings. The estimated capital expenditures also reflect the fact that two of our planned 12 restaurant openings for fiscal 2002 do not have any landlord construction contributions. Not every potential location that we seek to develop into a restaurant may have landlord construction contributions available, and we would generally not expect to incur a contingent rent obligation on such locations. Expected capital expenditures for fiscal 2002 also include approximately $5 million for maintenance and capacity addition expenditures to our existing restaurants; $4-$5 million to build out the new leased space (occupied in late September 2002) for additional training, R&D and office space adjacent to our existing corporate facility; and $1 million to add capacity to our existing bakery production facility. We lease the land and building shells for substantially all of our restaurants for primary lease terms that usually range from 15 to 20 years for our new restaurants. We expend cash for leasehold improvements and furnishings, fixtures and equipment for our new restaurants. We currently expect to open as many as 14 additional Cheesecake Factory restaurants during fiscal 2003.

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

        During fiscal 1998, our Board of Directors authorized the repurchase of up to 1,687,500 shares of our common stock for reissuance upon the exercise of stock options under the Company’s current stock option plans. As of October 1, 2002, we have repurchased 1,047,300 shares at a total cost of approximately $16.4 million under this authorization.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 was effective in July 2001 and SFAS No. 142 became effective in January 2002. The new standards did not have any impact on our consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to market risk from changes in interest rates on funded debt. This exposure relates to our $25 million revolving credit and term loan facility (the “Credit Facility”). There were no borrowings outstanding under the Credit Facility during the third quarter of 2002. Borrowings under the Credit Facility bear interest at variable rates based on either the prime rate of interest, the lending institution’s cost of funds plus 0.75% or LIBOR plus 0.75%. A hypothetical 1% interest rate change would not have any current impact on our results of operations.

        A change in market prices also exposes us to market risk related to our investments in marketable securities. As of October 1, 2002, we held $100.1 million in marketable securities. A hypothetical 10% decline in the market value of those securities would result in a $10.0 million unrealized loss and a corresponding decline in their fair value. This hypothetical decline would not affect cash flow from operations and would not have an impact on net income until the securities were disposed of.

Item 4. Controls and Procedures

        Based on their evaluation of the Company’s internal controls, disclosure controls and procedures within 90 days of the filing date of this report, the Chief Executive Officer and the Chief Financial Officer have concluded that the effectiveness of such controls and procedures is satisfactory. Further, there were not any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

None.

15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHEESECAKE FACTORY INCORPORATED

Date: October 21, 2002

By:	/s/ DAVID OVERTON —————————————————— David Overton Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ GERALD W. DEITCHLE —————————————————— Gerald W. Deitchle President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ MICHAEL J. DIXON —————————————————— Michael J. Dixon Vice President – Finance and Controller (Principal Accounting Officer)

16

CERTIFICATIONS

I, David Overton, certify that:

1.	I have reviewed this quarterly report on Form l0-Q of The Cheesecake Factory Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 21, 2002

/s/ DAVID OVERTON ——————————————————— David Overton Chairman of the Board and Chief Executive Officer

17

I, Gerald W. Deitchle, certify that:

1.	I have reviewed this quarterly report on Form l0-Q of The Cheesecake Factory Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 21, 2002

/s/ GERALD W. DEITCHLE ——————————————————— Gerald W. Deitchle President and Chief Financial Officer

18

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

19