Form 10-K
period 2002-12-31
CHEESECAKE FACTORY INCORPORATED
filed 2003-03-06
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20574

THE CHEESECAKE FACTORY INCORPORATED (Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0340466 (IRS Employer Identification No.)

26950 Agoura Road Calabasas Hills, California (Address of principal executive offices)	91301 (Zip Code)

Registrant’s telephone number, including area code: (818) 871-3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
Preferred Stock Purchase Rights

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. |X|

        Indicate by check mark whether the Registrant is an accelerated filer (as determined by Exchange Act Rule 12b-2). Yes |X| No |_|

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 3, 2003 was $1,387,258,076. As of March 3, 2003, 50,144,189 shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

Documents Incorporated by Reference

        Part III of this Form 10-K incorporates by reference information from the Registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on May 13, 2003.

PART I

ITEM 1:   BUSINESS

General

        As of March 3, 2003, The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we”, “us” and “our”) operated 61 upscale, full-service, casual dining restaurants under The Cheesecake Factory® mark in 20 states and the District of Columbia. We also operated three upscale casual dining restaurants under the Grand Lux Cafe® mark in Chicago, Illinois; Los Angeles, California and Las Vegas, Nevada; and one self-service, limited menu “express”foodservice operation under The Cheesecake Factory Express® mark inside the DisneyQuest® family entertainment center in Orlando, Florida. We also operated a bakery production facility in Calabasas Hills, California that produces baked desserts and other products for our restaurants and for other foodservice operators, retailers and distributors. We also licensed three bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator. When referred to herein, the term “restaurants” includes both The Cheesecake Factory and Grand Lux Cafe concepts, unless otherwise noted, and excludes the one “express” location, the three licensed bakery cafes and the bakery production facility, unless otherwise noted.

        Our Cheesecake Factory restaurants offer approximately 200 menu items including appetizers, pizza, seafood, steaks, chicken, burgers, pasta, specialty items, salads, sandwiches, omelets and desserts, including approximately 40 varieties of cheesecake and other baked desserts. Grand Lux Cafe is an upscale, casual dining concept that we are evaluating for future expansion (see “The Grand Lux Cafe Restaurant Concept and Menu”). In contrast to many chain restaurant operations, substantially all of our menu items (except desserts manufactured at our bakery production facility) are prepared on the restaurant premises using high quality, fresh ingredients based on innovative and proprietary recipes. We believe our restaurants are recognized by consumers for offering exceptional value with generous food portions at moderate prices. Our restaurants possess a distinctive, contemporary design and decor that creates a high-energy ambiance in a casual setting. Our restaurants currently range in size from 5,400 to 18,300 interior square feet, provide full liquor service and are generally open seven days a week for lunch and dinner, including Sunday brunch. Total restaurant sales represented 92.5%, 92.7% and 92.9% of our total revenues for fiscal 2002, 2001 and 2000, respectively.

        We believe that our ability to select suitable locations and operate successful restaurants, coupled with the continuing popularity of our restaurant concepts with consumers, is reflected in our average food and beverage sales per restaurant which we believe are among the highest of any publicly-held restaurant company. Average sales per restaurant open for the full year were approximately $10.9 million, $11.0 million and $10.6 million for fiscal 2002, 2001 and 2000, respectively. Since each of our restaurants has a customized layout and differs in size (measured in square feet), we believe the most effective method to measure sales productivity is by square foot. Average sales per productive square foot (defined as interior plus seasonally-adjusted patio square feet) for restaurants open for the full year were approximately $1,000 for both fiscal 2002 and 2001 and $976 for fiscal 2000.

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

        During fiscal 2002, we opened 11 restaurants under The Cheesecake Factory mark and one restaurant under the Grand Lux Cafe mark. Our primary restaurant expansion goal is to increase our total restaurant productive square feet and operating weeks by approximately 21% to 23% during fiscal 2003. We currently plan to open as many as 14 new Cheesecake Factory restaurants during fiscal 2003, of which two have opened as of March 3, 2003. As in past years, most of our potential restaurant openings for fiscal 2003 will occur during the second half of the year. We currently expect to open two, five and five new restaurants during the second, third and fourth quarters of fiscal 2003, respectively. In addition to two restaurants that have opened during fiscal 2003 as of March 3, 2003, ten leases and several letters of intent have been signed as of March 3, 2003 for potential restaurant openings during fiscal 2003 and 2004.

        Our operations originated in 1972 when Oscar and Evelyn Overton founded a small bakery in the Los Angeles area. Their son, David Overton, led the creation and opening of the first Cheesecake Factory restaurant in Beverly Hills, California in 1978. Although our restaurant operations have grown substantially during recent years, we remain in the business of creating and marketing branded and private-label bakery products to other foodservice operators, retailers and distributors (“bakery sales”) in order to leverage our brand identity with consumers and to take advantage of excess bakery production capacity. Bakery sales represented 7.5%, 7.3% and 7.1% of our total revenues for fiscal 2002, 2001 and 2000, respectively.

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

Restaurant Competitive Positioning

        The following are the key elements of our restaurant competitive positioning:

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

        Exceptional Value. We believe our restaurants are recognized by consumers for offering exceptional value with generous food portions at moderate price points. The average check per restaurant guest, including beverages and desserts, was approximately $15.78, $15.70 and $15.40 for fiscal 2002, 2001 and 2000, respectively.

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

        Commitment to Selecting, Training, Rewarding, and Retaining High Quality Employees. We believe our employee recruitment and selection criteria are among the most rigorous in the restaurant industry. By providing extensive training and innovative compensation programs, we believe our employees develop a sense of personal commitment to our core values and culture of excellence in restauranteuring and guest hospitality. We believe these programs have resulted in employee turnover rates that are generally lower than the average for the restaurant industry.

The Cheesecake Factory Restaurant Concept and Menu

        The Cheesecake Factory restaurant concept strives to provide a distinctive, high quality dining experience at moderate prices by offering an extensive, creative and evolving menu in an upscale, high-energy casual setting with efficient, attentive and friendly service. As a result, our restaurants appeal to a diverse customer base. The Cheesecake Factory’s extensive menu enables us to compete for substantially all dining preferences and occasions, including not only lunch and dinner, but also the mid-afternoon and late-night dayparts which are traditionally weaker dayparts for most casual dining restaurant operations. Cheesecake Factory restaurants are not open for breakfast, but do offer Sunday brunch. All of our restaurants are open seven days a week. All items on the menu, including approximately 40 varieties of cheesecake and other quality baked desserts, may be purchased for off-premise consumption, which we believe represents approximately 10% of our restaurant sales.

        Our menu currently consists of approximately 19 pages and features approximately 200 items including appetizers, pizza, seafood, steaks, chicken, burgers, specialty items, pastas, salads, sandwiches, omelets and desserts, including approximately 40 varieties of cheesecake and other baked desserts. Examples of menu offerings include Tex-Mex Eggrolls, Roadside Sliders, Crusted Chicken Romano, Shrimp Scampi, Cajun Jambalaya Pasta, Santa Fe Salad, Orange Chicken and Caribbean Steak. Menu items (except those desserts manufactured at our bakery production facility) are prepared daily on the restaurant premises with high quality, fresh ingredients using innovative and proprietary recipes. We consider the extensive selection of items on our menu to be an important factor in the differentiation of our restaurants from our competitors. Menu entrees range in price from $5.95 to $24.95. Appetizers range in price from $3.95 to $9.95, and desserts range from $3.95 to $6.95.

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

        Our ability to create, promote and attractively display our unique line of baked desserts is also important to the competitive positioning and financial success of our restaurants. We believe that our brand identity and reputation for offering high quality desserts results in a higher percentage of dessert sales relative to that of most chain restaurant operators. Dessert sales represented approximately 15% of total restaurant sales for fiscal 2002, 2001 and 2000.

        Each restaurant maintains a full-service bar where appetizers or the full menu may also be purchased. The sale of alcoholic beverages represented approximately 13% of total restaurant sales for fiscal 2002, 2001 and 2000. We believe the majority of our alcoholic beverage sales occur with meal purchases.

        We place significant emphasis on the unique interior design and decor of our restaurants, which results in a higher investment per square foot of restaurant space than is typical for the restaurant industry. However, each of our restaurants has historically generated annual sales per square foot that is also typically higher than other competitors in the industry. We believe that our stylish restaurant design and decor package contributes to the distinctive dining experience enjoyed by our guests. Each restaurant features large, open dining areas and a contemporary kitchen design featuring exhibition cooking. Six restaurants offer banquet facilities. Approximately three-quarters of our restaurants offer outdoor patio seating (weather permitting), and three of our restaurants overlook waterfronts which complement the overall dining experience. The table and seating layouts of our restaurants are flexible, permitting tables and seats to be easily rearranged to accommodate large groups or parties, thus permitting more effective utilization of seating capacity.

The Grand Lux Cafe Restaurant Concept and Menu

        In May 1999, we opened our first Grand Lux Cafe at the Venetian Resort-Hotel-Casino in Las Vegas, Nevada. Grand Lux Cafe is an upscale, casual dining concept that offers unique American and international cuisine selections in an elegant but relaxed atmosphere. The menu at Grand Lux Cafe offers approximately 150 menu items including appetizers, pasta, seafood, steaks, chicken, burgers, salads, specialty items and desserts. Examples of specialty menu offerings include Chicken Venetian, Tuscan Bread Salad and Miso Glazed Salmon. Menu entrees range in price from $6.95 to $26.95. Appetizers range in price from $4.95 to $10.95 and desserts range from $4.95 to $6.95. A full-service bar and bakery are also included in the concept. Our location in the Venetian Resort-Hotel-Casino is open 24 hours a day and also serves a breakfast menu with items priced from $2.25 to $15.95. Based upon the initial success of the concept in Las Vegas, we opened a second Grand Lux Cafe at the Beverly Center in Los Angeles in November 2001 and a third Grand Lux Cafe in downtown Chicago in July 2002. During fiscal 2003, we will continue to review Grand Lux Cafe’s menu and operations in order to prepare the concept for future growth. We anticipate opening our next Grand Lux Cafe during fiscal 2004.

Existing Restaurant Locations

        As of March 3, 2003, we operated 61 full-service restaurants under The Cheesecake Factory mark in 20 states and the District of Columbia. We also operated three Grand Lux Cafe restaurants and one self-service, limited menu “express” operation at DisneyQuest-Orlando under The Cheesecake Factory Express mark. Additionally, we licensed three bakery cafes under The Cheesecake Factory Bakery Cafe mark to another foodservice operator. The following table sets forth information with respect to our Company-operated full-service restaurant locations:

Existing Company-Operated Full-Service Restaurant Locations by State

State	The Cheesecake Factory	Grand Lux Cafe	Total

Arizona	3		3
California	14	1	15
Colorado	3		3
District of Columbia	1		1
Florida	10		10
Georgia	2		2
Illinois	3	1	4
Indiana	1		1
Maryland	2		2
Massachusetts	3		3
Minnesota	1		1
Missouri	2		2
Nevada	2	1	3
New Jersey	2		2
New York	1		1
North Carolina	1		1
Ohio	1		1
Pennsylvania	1		1
Rhode Island	1		1
Texas	5		5
Washington	2		2

Total	61	3	64

New Restaurant Site Selection and Development

        We believe the locations of our restaurants are critical to our long-term success and, accordingly, we devote significant time and resources to analyzing each prospective site. Since The Cheesecake Factory concept can be successfully executed within a variety of site locations (urban or suburban shopping malls, retail strip centers, office complexes and entertainment centers – either freestanding or in-line) and layouts (single or multi-level, from 7,000 to 20,000 square feet), we can be highly selective and flexible in choosing suitable locations. In general, we currently prefer to open our restaurants at high profile sites within larger metropolitan areas with dense population and above-average household incomes. While our restaurants typically share common interior decor elements, the layout of each restaurant is customized to accommodate different types of buildings and different square feet of available space. In addition to carefully analyzing demographic information for each prospective site, we consider other factors such as visibility, traffic patterns and general accessibility; the availability of suitable parking; the proximity of residences and shopping areas, office parks and tourist attractions; the degree of competition within the trade area; and the general availability of restaurant-level employees. In contrast to many “theme” restaurant operations that rely heavily on tourist traffic, our restaurants principally rely on the visit frequency and loyalty of consumers who work, reside or shop in each of our trade areas.

        Our new restaurant development model more closely resembles that of a retail business that occupies leased space in shopping malls, office complexes, strip centers, entertainment centers and other real estate developments. We typically seek to lease our restaurant locations for primary periods of 15 to 20 years. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales. We expend cash for leasehold improvements and furnishings, fixtures and equipment to build out the leased premises. We may also expend cash for permanent improvements that we make to leased premises that will be reimbursed to us by our landlords as construction contributions (also known as tenant improvement allowances) pursuant to agreed-upon terms in the respective leases. If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. However, there can be no assurance that such contributions will be available for every potential location that we seek to develop into a new restaurant. In the future, we may also develop more freestanding restaurant locations using both ground leases and built-to-suit leases, which are commonly used to finance freestanding locations in the restaurant industry. We own substantially all of the equipment in our restaurants and currently plan to do so in the future.

        We believe the relatively high and consistent sales productivity of our restaurants provides opportunities to obtain suitable leasing terms from landlords. Due to the uniquely flexible and customized nature of our restaurant operations and the complex design, construction and preopening processes for each new location, our lease negotiation and restaurant development timeframes vary. The development and opening process can range from six to eighteen months after lease signing, depending largely on the availability of the leased space we intend to occupy, and can be subject to delays outside of our control. The number and timing of new restaurants actually opened during any given period, and their associated contribution to increased operating weeks for the period, will depend on a number of factors including, but not limited to, the identification and availability of suitable locations and leases; the availability of suitable financing; the timing of the delivery of the leased premises to us from landlords so that we can commence our build-out construction activities; our ability to timely obtain all necessary governmental licenses and permits to construct and operate the restaurants; any labor shortages or disputes experienced by our outside contractors; any unforeseen engineering or environmental problems with the leased premises; weather conditions that interfere with the construction process; our ability to successfully manage the design, construction and preopening processes for each restaurant; the availability of suitable restaurant management and hourly employees; and general economic conditions. While we attempt to manage those factors within our control, we have experienced unforeseen delays in restaurant openings from time to time in the past and could continue to experience such delays in the future. Most other chain restaurant operations have a greater ability to predict the timing of their new openings as a result of their ability to acquire and control the underlying real estate for their locations and/or they have smaller, more standardized restaurant layouts that are less difficult and time consuming to construct when compared to our larger, more upscale and highly customized leased locations.

New Restaurant Sales and Investment Characteristics

        Since each of our restaurants has a customized layout and differs in size (measured in square feet), we believe the most effective method to measure the unit economics of our concepts is by square foot. Average sales per productive square foot for our restaurants open during the entire period were approximately $1,000 for both fiscal 2002 and 2001 and $976 for fiscal 2000. We currently lease spaces for each of our restaurants and are required to expend cash for leasehold improvements and furnishings, fixtures and equipment to build out the leased spaces which is targeted, on average, from $475 to $525 per square foot (excluding preopening costs and landlord construction contributions). The construction costs to build out our leased spaces vary geographically. Additionally, our investment cost per square foot will also vary from restaurant to restaurant, depending on the complexity of our build-out of the leased space. We typically seek to obtain construction contributions (also referred to as tenant improvement allowances) from our landlords for permanent improvements that we make to the leased premises. If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. Such contributions vary from lease to lease, depending on the scope of construction activities and other factors. While we have been generally successful in obtaining landlord construction contributions in the past, there can be no assurance that such contributions will be available in similar amounts, if at all, for every potential location we seek to develop into a new restaurant.

        On average, we target a 2.5 to 1 sales-to-net cash investment ratio and a 50% net cash-on-cash return when evaluating potential Cheesecake Factory restaurant locations to be opened each fiscal year. The early ROI performance targets for new concepts such as Grand Lux Cafe will typically be lower than the average for an established, highly productive concept such as The Cheesecake Factory, since the first few locations for new concepts are typically in a refinement stage for a period of time. These cash-based performance targets for the Company’s restaurant operations do not consider field supervision and corporate support expenses; exclude non-cash items such as depreciation expense; exclude income taxes and do not represent a targeted return on an investment in the Company’s common stock. If we select a potential restaurant location for acquisition and development, the actual performance of the location may differ from its originally targeted performance. There can be no assurance that any new restaurant opened will have similar operating results to those of established restaurants.

        It is common in the restaurant industry for new locations to initially open with sales volumes well in excess of their sustainable run-rate levels. This initial “honeymoon” effect usually results from grand opening promotional and consumer awareness activities that generate abnormally high customer traffic. During the several months following the opening of new restaurants, customer traffic will generally settle into its normal pattern, thus resulting in sales volumes that adjust downward to their expected run-rate level. Recent Cheesecake Factory restaurant openings have experienced a “honeymoon” sales period where sales may initially be 20% to 40% higher than their expected run-rate level. Additionally, our new restaurants usually require a 90-120 day period after opening to reach their targeted restaurant-level operating margin due to cost of sales and labor inefficiencies commonly associated with new, complex casual dining restaurants. As a result, a significant number of restaurant openings in any single fiscal quarter, accompanied with their associated preopening costs, could have a significant impact on our consolidated results of operations for that fiscal quarter. Therefore, our results of operations for any single fiscal quarter are not necessarily indicative of the results to be expected for any other fiscal quarter or for a full fiscal year.

Preopening Costs for New Restaurants

        Preopening costs include incremental out-of-pocket costs that are directly related to the openings of new restaurants that are not otherwise capitalizable. As a result of the highly customized and operationally complex nature of our upscale, high volume concepts, the preopening process for our new restaurants is more extensive, time consuming and costly relative to that of most chain restaurant operations. The preopening cost for one of our restaurants usually includes costs to relocate and compensate an average of 11-12 restaurant management employees prior to opening; costs to recruit and train an average of 200-250 hourly restaurant employees; wages, travel and lodging costs for our opening training team and other support employees; and costs for practice service activities. Preopening costs will vary from location to location depending on a number of factors, including the proximity of our existing restaurants; the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel and lodging for different metropolitan areas; and the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurants, which may also be dependent upon our landlords obtaining their licenses and permits, as well as completing their construction activities, for the properties that our leased premises are located within.

        Our direct preopening cost for a 10,000 square foot, single-story Cheesecake Factory restaurant in an established market averages approximately $700,000. There will also be other preopening costs allocated to each restaurant opening, including costs for corporate travel and support activities. Preopening costs will usually be higher for larger restaurants, our initial entry into new markets and for new concepts such as Grand Lux Cafe. During fiscal 2003, we plan to open a Cheesecake Factory restaurant in Honolulu, HI that will require a higher than average preopening cost. We usually incur the most significant portion of preopening costs for a typical restaurant opening within the two-month period immediately preceding and the month of the restaurant’s opening. Preopening costs will fluctuate from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant, and the fluctuations could be significant. We expense preopening costs as incurred. Based on our current growth objectives for fiscal 2003 and 2004, preopening costs for each of those years will likely exceed the respective amount of preopening costs for the applicable prior year, due to the increased number of new restaurants intended to be opened in those fiscal years compared to the applicable prior year.

Restaurant Expansion Objectives

        We believe that the viability of The Cheesecake Factory restaurant concept has been successfully demonstrated in a variety of site layouts, trade areas and markets across the United States. Accordingly, we intend to continue developing Cheesecake Factory restaurants in high profile locations within densely populated areas in both existing and new markets. In addition to expanding The Cheesecake Factory concept, we plan to selectively pursue other opportunities to leverage the competitive strengths of our restaurant operations, which may include new restaurant concepts such as Grand Lux Cafe or other concepts.

        Our primary restaurant expansion objective is to increase our total restaurant productive square feet and operating weeks by approximately 21% to 23% during fiscal 2003. We currently expect to open as many as 14 new restaurants during fiscal 2003, of which two have opened as of March 3, 2003. As in past years, most of our potential restaurant openings for fiscal 2003 will occur during the second half of the year. We currently expect to open two, five and five new restaurants during the second, third and fourth quarters of fiscal 2003, respectively. In addition to the two restaurants that have opened during 2003 as of March 3, 2003, ten leases and several letters of intent have been signed as of March 3, 2003 for potential restaurant openings during fiscal 2003 and 2004. The following table sets forth information with respect to future restaurant locations under development as of March 3, 2003 for which leases have been signed:

Future Restaurants with Signed Leases

Cleveland, Ohio	Honolulu, Hawaii
West Nyack, New York	Arlington, Virginia
White Plains, New York	Raleigh, North Carolina
Overland Park, Kansas	Palo Alto, California
McLean, Virginia	The Woodlands, Texas

        We are currently negotiating additional leases for potential future locations that could open during fiscal 2003 and 2004. From time to time, we will evaluate opportunities to acquire and convert other restaurant locations to The Cheesecake Factory and Grand Lux Cafe concepts. However, we currently have no binding commitments (other than the signed leases set forth in the table above) or agreements to acquire or convert any other restaurant locations to our concepts. It is not our intention to open new restaurants that materially and permanently cannibalize the sales of our existing restaurants. However, as with most growing retail and restaurant chain operations, there can be no assurance that sales cannibalization will not inadvertently occur or become more significant in the future as we gradually increase our presence in existing markets over time to maximize our competitive position and financial performance in each market.

        We developed a bakery cafe format during fiscal 1997 to extend The Cheesecake Factory brand and provide a potential additional source of operating leverage for our bakery production facility. As of March 3, 2003, there were three licensed bakery cafe outlets in operation that range in size from 250 to 2,000 square feet and feature many of our unique desserts and a limited selection of beverages, sandwiches and salads in a self-service format. The first bakery cafe opened in July 1997 in the Ontario Mills shopping mall complex near Los Angeles, followed by the opening of two kiosk-type outlets in August 1997 located in the Ronald Reagan National Airport in Washington, DC. A third licensed bakery cafe opened at the MacArthur Center in Norfolk, Virginia in August 1999. All bakery cafes are currently operated by HMSHost, formerly known as Host Marriott Services Corporation, under licensing agreements with us. The Cheesecake Factory Express is currently the exclusive foodservice operator for the DisneyQuest family entertainment center located in Orlando, Florida. DisneyQuest features innovative, interactive technologies together with Disney characters to create an entertainment adventure for families and guests of all ages. Our Company-operated foodservice operation in DisneyQuest consists of a limited selection of The Cheesecake Factory’s quality menu items and desserts in a self-service format at an average check of approximately $7.50 per guest. We have no current plans to develop and operate any additional bakery cafe or express operations, as we are currently focused on expanding our full-service restaurant concepts.

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

        Excluding The Cheesecake Factory restaurant in the Forum Shops and Grand Lux Cafe restaurant located in Las Vegas (which are both open 365 days a year), our restaurants are open every day of the year except Thanksgiving and Christmas. Hours of operation are generally from 11:00 a.m. to 11:00 p.m., except on weekends when most of our restaurants stay open past midnight, and on Sunday when our restaurants open at 10:00 a.m. for brunch. Our Grand Lux Cafe restaurant located in Las Vegas is open 24 hours a day. Outdoor patio seating is available (weather permitting) at approximately three-fourths of our restaurants.

        We believe that the high average sales volumes and popularity of our restaurants allow us to attract and retain higher quality, experienced restaurant-level management and other operational personnel. We also believe our restaurants have experienced a lower level of employee turnover than the restaurant industry in general. Each full-service restaurant is typically staffed with one general manager, one executive kitchen manager and from six to sixteen additional kitchen and front-of-the-house management personnel, depending on the size and sales volume of each restaurant. On average, general managers possess at least five years of experience with us and typically have at least five additional years of management experience with other foodservice operators. All newly recruited restaurant management personnel complete an extensive 14-15 week training program during which they receive both classroom and on-the-job instruction in food quality and preparation, customer service, alcoholic beverage service, liquor liability avoidance, financial management and cost controls, risk management, employee relations and our core values and culture of superior guest hospitality. We also provide our restaurant managers with detailed manuals covering food and beverage standards and the proper operation of our restaurants. We are committed to operational excellence in every component of our restaurant operations.

        Efficient, attentive and friendly guest service is integral to our overall concept and brand identity. Each restaurant is staffed, on average, with approximately 200-250 hourly employees. We require each hourly employee to participate in a formal training program for his or her respective position in the restaurant. For example, new servers at each restaurant currently participate in approximately three weeks of training during which each server works under the supervision of restaurant management. We strive to instill enthusiasm and dedication in our employees and regularly solicit suggestions concerning restaurant operations and all aspects of our business.

        Our future growth and financial success will be highly dependent upon our ability to attract, develop and retain qualified employees who are capable of successfully managing upscale, high volume casual dining restaurants and consistently executing our extensive and complex menu. The availability and retention of qualified restaurant management employees continues to be a significant industry-wide challenge facing restaurant operators. To enable us to more effectively compete for and retain the highest quality restaurant management personnel available, we maintain an innovative and comprehensive compensation program for our restaurant general managers and executive kitchen managers. Each participant in the program receives a competitive base salary and has the opportunity to earn an annual cash bonus (calculated and paid quarterly) based on the performance of his or her restaurant. Participating restaurant general managers also are eligible to utilize a company-leased vehicle, for which all nonbusiness use thereof is valued and added to the participants’ taxable income pursuant to income tax regulations. A longer-term equity accumulation opportunity, based on Company stock options, is also available to participating restaurant general managers and executive kitchen managers that is dependent upon the participants’ extended service with us in their respective positions (at least five years) and their achievement of certain agreed-upon performance objectives during that five-year period. Additionally, all other salaried restaurant management employees are eligible to receive performance-based Company stock option grants, based on their base compensation and tenure with the Company and our consolidated results of operations.

        Our restaurant general managers are responsible for selecting and training the hourly employees for their respective restaurants. Restaurant general managers report to area directors of operations, who typically supervise the operations of six to seven restaurants depending upon geographical and management experience factors. In turn, each area director of operations currently reports to one of two regional vice presidents of restaurant operations. Our restaurant field supervision organization also includes a senior vice president for kitchen operations, area kitchen operations managers and performance development (training) professionals who are responsible for managing new restaurant openings and training for all operational employees. As we open new restaurants, our field supervision and performance development staffs will also expand appropriately.

        We maintain financial and accounting controls in our restaurants through the use of a sophisticated point-of-sale (POS) cash register system and personal computer network in each restaurant that interfaces with the computer network in the corporate office using a frame relay communication system. We also utilize an automated front desk management system that affords us the opportunity to better optimize our seating capacity and increase our speed of operations. The POS system is also utilized to authorize and transmit credit card sales transactions. The POS system and personal computer network provides our restaurant management with daily and weekly information regarding sales, cash receipts, inventory, food and beverage costs, labor costs and other controllable operating expenses. Each restaurant also has an onsite accounting technician who assists in the accumulation and processing of accounting and other administrative information. Field supervision employees also make extensive use of laptop computers that also interface with the restaurant and corporate computer networks. We prepare a detailed monthly operating budget for each restaurant and compare our actual results to the budget. We also measure the productivity and efficiency of our restaurant operations using a variety of statistical indicators such as daily table turns, guests served per labor hour worked, operating costs incurred per guest served and other activity measures. During the first half of fiscal 2002, we installed upgraded labor timekeeping and scheduling software on our POS system. In December 2002, we leveraged our frame relay communication system to transmit credit card and gift card transactions in order to increase the processing speed and reduce the cost per transaction. During fiscal 2003, we plan to further leverage our frame relay communications capability for restaurant training purposes.

Bakery Operations

        Our bakery operations originated in 1972 when Oscar and Evelyn Overton founded a small bakery in the Los Angeles area that produced and distributed high quality cheesecakes and other baked desserts. As their business grew, the Overtons leased additional space to support their expanded production operations. During 1996, all production operations were transferred to a newly constructed, highly automated production facility in Calabasas Hills, California owned by the Company. We produce approximately 50 varieties of cheesecake in our production facility based on proprietary recipes. Some of our popular cheesecakes include the Original Cheesecake, White Chocolate Raspberry Truffle®, Chocolate Peanut Butter Cookie-Dough, Dutch Apple Caramel Streusel, Fresh Strawberry and Triple Chocolate Brownie Truffle®. Other popular baked desserts include chocolate fudge cake, carrot cake, blackout cake and apple dumplings. In the aggregate, our bakery production facility currently produces approximately 300 product SKUs.

        High quality, wholesome baked desserts and other products are essential to the successful execution of our restaurant and bakery operations. Our bakery operates under an ongoing comprehensive food safety and quality assurance program. This program includes, among other things, supplier qualification and plant inspections, inbound raw material testing, microbiological testing of the production environment, safety and sanitation monitoring, and finished goods testing. Our in-house food safety and quality assurance staff constantly audits and monitors our manufacturing practices during operation and closely monitors our compliance with the industry standard Hazard Analysis Critical Control Points (HACCP) program. We use both internal and external quality control laboratory resources to test raw ingredients and finished products for safety. We believe that our production facility and manufacturing practices comply with all material government regulations.

        The commissary role of our bakery operations is to produce innovative, high quality cheesecakes and other baked desserts for sale at our restaurants. Dessert sales represented approximately 15% of our total restaurant sales for fiscal 2002, 2001 and 2000, respectively, and are important to restaurant-level profitability. We also market some of our more popular cheesecakes and other baked products on a wholesale basis to other foodservice operators, retailers and distributors. Approximately two thirds of the bakery’s production activities is currently devoted to our outside customers, with the remaining one third devoted to supplying our restaurants. Cheesecakes and other items produced for outside accounts are marketed under The Cheesecake Factory® mark, The Dream Factory® mark, The Cheesecake Factory Bakery® mark and private labels. Current large-account customers include the leading national warehouse club operators, institutional foodservice distributors, supermarkets and other restaurant and foodservice operators. Sales to warehouse clubs, which represented approximately 56%, 49% and 55% of our total outside bakery sales for fiscal 2002, 2001 and 2000, respectively, are concentrated with the two largest warehouse club operators in the United States. Bakery products are delivered daily to our restaurants and other customers in the Southern California area by our delivery vehicles, and are shipped to all other markets in the United States by common carrier. We also contract with an outside fulfillment company to process mail order and internet-based sales. Frozen bakery products are also shipped to international customers.

        Our goal for fiscal 2003 is to increase our bakery sales by a modest 5% to 10%. During the first quarter of fiscal 2003, we entered into an expanded relationship with SYSCO Corporation, the largest foodservice marketer and distributor in North America, which has agreed to offer our Dream Factory product line for potential purchase by its customers. All of our targeted sales increase for fiscal 2003, if achieved, is expected to occur during the second half of the year and will most likely be driven by our Dream Factory product line through SYSCO and other distribution channels. We currently expect that bakery sales for the first half of fiscal 2003 will be less than the same period for the prior year due, in part, to the comparison against high initial sales volumes resulting from the initial filling of the inventory “pipelines” for a large warehouse club customer and a large retail customer, coupled with the soft retail sales environment in general. During the first half of 2002, bakery sales increased 65% compared to the first half of 2001.

        We strive to develop and maintain long-term, growing relationships with our bakery customers, based largely on our 30-year reputation for producing high quality, creative baked desserts. However, bakery sales volumes will always be less predictable than our restaurant sales. It is difficult to predict the timing of bakery product shipments and contribution margins on a quarterly basis. Additionally, the purchasing plans of our large-account customers may fluctuate from quarter to quarter. Due to the highly competitive nature of the bakery business, we are unable to enter into long-term contracts with our large-account bakery customers, who may discontinue purchasing our products without advance notice at any time for any reason.

        Our bakery production facility in Calabasas Hills, California contains approximately 60,000 square feet, of which approximately 45,000 square feet is devoted to production operations and the remainder is utilized for corporate support activities. During fiscal 2002, the production facility operated at approximately 75% of its estimated practical capacity. We believe that our capacity utilization rate could increase to approximately 77% to 80% on a run-rate basis by the end of fiscal 2003, based on our expected level of production and planned capacity additions to the production facility during the year. We have commenced an evaluation of various alternatives to increase our bakery production capacity in the future. We currently expect to complete our evaluation during fiscal 2003.

Advertising and Promotion

        Our restaurants compete in the upscale, casual dining segment of the restaurant industry. This segment is generally positioned between easily-replicated casual dining operations and expensive “fine dining” or dinnerhouse operations. We believe our commitment to providing consistent, exceptional value to consumers in an upscale, casual dining environment continues to be the most effective approach to attracting and retaining customers. Accordingly, we have historically relied on our high profile locations, operational excellence and “word of mouth” to attract and retain restaurant guests instead of using media advertising or discounting. We would consider more traditional forms of media advertising if the need arose. During fiscal 2002, our restaurant-level expenditures for advertising were less than 1% of total restaurant sales.

        We believe our commitment to deliver exceptional value to consumers has enabled our newer restaurants to benefit from the brand recognition and reputation developed by our existing restaurants. We also attempt to build awareness and relationships with local hotel concierges. For restaurant openings in new markets, we generally host a high profile event for a local charity as part of our preopening practice activities that also serves to introduce our concept to the market. In new markets, we also arrange for local television and radio stations to cover our high profile restaurant openings and thereby provide us with free publicity. During fiscal 2001, the Company sponsored the formation of The Cheesecake Factory – Oscar and Evelyn Overton Charitable Foundation that, among its other intended activities, will provide a vehicle for employee participation in qualified local community service and charitable programs. With respect to our bakery operations, we currently maintain a full-time staff of eight sales and marketing employees and three product development employees. Additionally, we utilize the services of foodservice brokers from time to time for certain bakery products and distribution channels.

Purchasing and Distribution

        We strive to obtain quality menu ingredients, raw materials and other supplies and services for our operations from reliable sources at competitive prices. We continually research and evaluate various ingredients and products in an effort to maintain high quality and to be responsive to changing consumer tastes. Other than for cheesecakes and other baked products, our restaurants do not utilize a central food commissary. Substantially all menu items are prepared on each restaurant’s premises daily from scratch, using fresh ingredients. In order to maximize purchasing efficiencies and to provide for the freshest ingredients for our menu items while obtaining the lowest possible prices for the required quality and consistency, each restaurant’s management determines the quantities of food and supplies required and orders the items from local, regional and national suppliers on terms negotiated by our centralized purchasing staff. Restaurant-level inventories are maintained at a minimum dollar-value level in relation to sales due to the high concentration and relatively rapid turnover of the perishable produce, poultry, meat, fish and dairy commodities that we use in our operations.

        We attempt to negotiate short-term and long-term agreements for our principal commodity, supply and equipment requirements, depending on market conditions and expected demand. However, we are currently unable to contract for long periods of time for substantially all of our fresh commodities such as produce, poultry, meat, fish and dairy items and, consequently, such commodities can be subject to unforeseen supply and cost fluctuations. Dairy costs can also fluctuate due to government regulation. We believe that all essential food and beverage products are available from several qualified suppliers in all cities in which our operations are located. Most food and supply items are delivered daily to our restaurants by independent foodservice distributors, including the largest foodservice distributor in North America.

Competition

        The restaurant industry is highly competitive. There are a substantial number of restaurant operations that compete directly and indirectly with us, many of which have significantly greater financial resources, higher revenues and greater economies of scale. The restaurant business is often affected by changes in consumer tastes and discretionary spending patterns; national and regional economic and public safety conditions; demographic trends; weather conditions; the cost and availability of raw materials, labor and energy; purchasing power; governmental regulations and local competitive factors. Any change in these or other related factors could adversely affect our restaurant operations. Accordingly, we must constantly evolve and refine the critical elements of our restaurant concepts over time to protect their longer-term competitiveness.

        Multi-unit foodservice operations such as ours can also be substantially affected by adverse publicity resulting from food quality, illness, injury, health concerns or operating issues stemming from a single restaurant or, with respect to our bakery operations, a single production run of bakery products. In particular, since the Company depends heavily on The Cheesecake Factory mark for a majority of its revenues, unfavorable publicity relating to our bakery operations could have a material adverse effect on our restaurant operations, and vice versa. We attempt to manage these risks, but the occurrence of any one of these factors could cause our entire Company to be adversely affected. With regard to our bakery operations, competition within the premium baked dessert market has historically been regional and fragmented. However, overall competition within that market remains intense. We believe that our restaurant and bakery operations compete favorably with consumers on the critical attributes of quality, variety, taste, service, consistency and overall value.

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

        Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities for licenses and permits to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. Alcoholic beverage control regulations impact many aspects of the daily operations of our restaurants, including the minimum ages of patrons and employees consuming or serving such beverages; employee alcoholic beverages training and certification requirements; hours of operation; advertising; wholesale purchasing and inventory control of such beverages; seating of minors and the service of food within our bar areas; and the storage and dispensing of alcoholic beverages. State and local authorities in many jurisdictions routinely monitor compliance with alcoholic beverage laws. We have not encountered any material problems relating to alcoholic beverage licenses to date. The failure to receive or retain, or a delay in obtaining, a liquor license for a particular restaurant could adversely affect our ability to obtain such licenses elsewhere.

        We are subject to “dram-shop” statutes in most of the states in which we have operations, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance that we believe is consistent with coverage carried by other entities in the restaurant industry of similar size and scope of operations. Even though we are covered by general liability insurance, a settlement or judgment against us under a “dram-shop” statute in excess of our liability coverage could have a material adverse effect on our operations.

        Various federal and state labor laws govern our operations and our relationship with our employees, including such matters as minimum wages, breaks, overtime, fringe benefits, safety, working conditions and citizenship requirements. We are also subject to the regulations of the Immigration and Naturalization Service (INS). Even if we operate our restaurants in strict compliance with INS requirements, some of our employees may not meet federal citizenship or residency requirements, which could lead to a disruption in our work force. Significant government-imposed increases in minimum wages, paid leaves of absence and mandated health benefits, or increased tax reporting, assessment or payment requirements related to our employees who receive gratuities could be detrimental to the profitability of our restaurants and bakery operations. Our suppliers may also be affected by higher minimum wage standards, which could result in higher costs for goods and services supplied to the Company. While we carry employment practices insurance, a settlement or judgment against us in excess of our coverage limitations could have a material adverse effect on our results of operations, liquidity, financial position or business.

        As a manufacturer and distributor of food products, we are subject to a number of food safety regulations, including the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the U.S. Food and Drug Administration (“FDA”). This comprehensive regulatory scheme governs the manufacture (including composition and ingredients), labeling, packaging and safety of food in the United States.

        We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. Various laws concerning the handling, storage, and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations. During fiscal 2002, there were no material capital expenditures for environmental control facilities and no such expenditures are anticipated.

        Our facilities must comply with the applicable requirements of the Americans With Disabilities Act of 1990 (“ADA”) and related state statutes. The ADA prohibits discrimination on the basis of disability with respect to public accommodations and employment. Under the ADA and related state laws, when constructing new restaurants or undertaking significant remodeling of existing restaurants, we must make them more readily accessible to disabled persons. We must also make reasonable accommodations for the employment of disabled persons.

        We have a significant number of hourly restaurant employees that receive tip income. We have elected to voluntary participate in a Tip Rate Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service. By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only FICA assessments for unreported or underreported tips.

Employees

        As of March 3, 2003, we employed approximately 14,900 persons, of which approximately 14,200 employees worked in our restaurants, approximately 560 worked in our bakery operations and approximately 140 employees worked in our corporate center and restaurant field supervision organization. None of our employees are currently covered by collective bargaining agreements, and we have never experienced an organized work stoppage, strike or labor dispute. We believe our working conditions and compensation packages are generally comparable with those offered by our competitors and consider overall relations with our employees to be favorable.

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

Executive Officers

        David Overton, age 56, serves as our Chairman of the Board and Chief Executive Officer. Mr. Overton co-founded our predecessor company in 1972 with his parents.

        Gerald W. Deitchle, age 51, serves as our President and Chief Financial Officer. Mr. Deitchle has over 26 years of executive and financial management experience with national restaurant and retail chain operations. He joined our Company as Senior Vice President, Finance and Administration and Chief Financial Officer in July 1995.

        Michael P. Berry, age 54, joined our Company in July 2002 as President and Chief Operating Officer of The Cheesecake Factory Restaurants, Inc., our largest restaurant subsidiary. Prior to joining us, Mr. Berry served as President of Barnes and Noble Booksellers. His prior experience also includes service as a senior operations and foodservice executive with The Walt Disney Company, Harvard University, the University of California at Irvine and the University of California at Los Angeles.

        Peter J. D’Amelio, age 41, was appointed President and Chief Operating Officer of our Grand Lux Cafe restaurant operations in October 2002. Mr. D’Amelio joined our Company in 1990 and steadily advanced through our operations organization, with his most recent position as Senior Vice President of Restaurant Operations.

        Max S. Byfuglin, age 57, serves as Executive Vice President of The Cheesecake Factory Bakery Incorporated, our bakery subsidiary. Mr. Byfuglin joined our bakery operations in 1982 and worked closely with our founders, serving in nearly every capacity in our bakery over the past 20 years.

        Debby R. Zurzolo, age 46, joined our Company as Senior Vice President and General Counsel in April 1999. From 1982 until joining the Company, Ms. Zurzolo practiced law at Greenberg Glusker Fields Claman & Machtinger LLP in Los Angeles, California. As a partner with that firm, Ms. Zurzolo represented our Company on various real estate matters and negotiated several of our restaurant leases.

        Michael J. Dixon, age 40, serves as our Vice President of Finance, Controller and Chief Accounting Officer. Mr. Dixon joined our Company in September 2000 after several years in finance and business development with The Walt Disney Company and nine years with the public accounting firm of Coopers & Lybrand.

Forward-looking Statements and Risk Factors

        Certain information included in this Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Words or phrases such as “believe,” “plan,” “will likely result,”“expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project”, “may,”“could,” “would,” “should” and similar expressions are intended to identify forward-looking statements. These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the “Act”).

        In connection with the “safe harbor” provisions of the Act, we are filing the following summary to identify important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events, or circumstances arising after the date that the forward-looking statement was made.

        The following risk factors may affect our operating results and the environment within which we conduct our business. If our projections and estimates regarding these factors differ materially from what actually occurs, our actual results could vary significantly from any results expressed or implied by forward-looking statements. These risk factors include, but are not limited to, changes in general economic, demographic, geopolitical or public safety conditions which affect consumer behavior and spending for restaurant dining occasions, including the ongoing ramifications of the September 11, 2001 terrorist attacks and the governmental response thereto, including the potential for armed conflict in Iraq or other countries; increasing competition in the upscale casual dining segment of the restaurant industry; adverse weather conditions which impact customer traffic at the Company’s restaurants in general and which cause the temporary underutilization of outdoor patio seating available at most of the Company’s restaurants; various factors which increase the cost to develop and/or affect the number and timing of the openings of new restaurants, including factors under the influence and control of government agencies, landlords, construction contractors and others; fluctuations in the availability and/or cost of raw materials, management and hourly labor, energy or other resources necessary to successfully operate the Company’s restaurants and bakery production facility; the Company’s ability to raise prices sufficiently to offset cost increases, including increased costs for minimum wages, employee benefits and insurance arrangements; the success of strategic and operating initiatives, including new restaurant concepts and new bakery product lines; depth of management; adverse publicity about the Company, its restaurants or bakery products; the Company’s current dependence on a single bakery production facility; the Company’s ability to obtain and retain large-account customers for its bakery operations; changes in timing and/or scope of the purchasing plans of large-account bakery customers which can cause fluctuations in bakery sales and the Company’s consolidated operating results; the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support the Company’s growing operations; relations between the Company and its employees; legal claims and litigation against the Company; the availability, amount, type, and cost of capital for the Company and the deployment of such capital, including the amounts of planned capital expenditures; changes in, or any failure to comply with, governmental regulations; the amount of, and any changes to, tax rates and the success of various initiatives to minimize taxes; and other risks and uncertainties referenced in this Annual Report on Form 10-K.

ITEM 2:   PROPERTIES

        All of our 65 existing Company-operated restaurants are located on leased properties, and we have no current plans to own the real estate underlying our restaurants. We own substantially all of the equipment, furnishings and trade fixtures in our restaurants. Existing restaurant leases have primary terms with expiration dates ranging from December 31, 2007 to January 31, 2024 (excluding existing renewal options). We do not anticipate any difficulties renewing our existing leases as they expire; however, there can be no assurance that we will be able to renew such leases after the expiration of all remaining renewal options. Our restaurant leases generally provide for contingent rent based on a percentage of restaurant sales (versus a minimum base rental) and payment of certain lease-related expenses. See Note 6 of the Notes to the Company’s Consolidated Financial Statements for information regarding the aggregate minimum and percentage rentals paid for recent periods and information regarding our obligation to pay minimum rentals in future years.

        Our corporate center and bakery production facility is located in Calabasas Hills, California in a 60,000 square-foot facility on a 3.3-acre parcel of land. We currently own this entire facility (land, building and equipment) in fee simple. Effective October 2002, we also occupy approximately 34,000 square feet of additional training, culinary R&D and office space adjacent to our existing production facility under a ten-year lease.

ITEM 3:   LEGAL PROCEEDINGS

        In December 2002, two former hourly restaurant employees in California filed a lawsuit against the Company alleging violations of California labor laws with respect to meal and rest breaks. The lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. The Company has filed an amended answer to the complaint and intends to vigorously defend its position. Although the lawsuit has only been recently filed and its outcome cannot be ascertained at this time, we believe that its disposition would not have a material adverse effect on our financial position, results of operations or liquidity.

        We are also subject to other private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. Such claims typically involve claims from guests, employees and others related to operational issues common to the foodservice industry. A number of such claims may exist at any given time. We could be affected by adverse publicity resulting from such allegations, regardless of whether or not such allegations are valid or whether we are determined to be liable. From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks. We believe that the final disposition of such lawsuits and claims will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Our common stock is listed on the Nasdaq Stock Market® under the symbol CAKE. The following table sets forth, for the periods indicated, the high and low sales prices as reported on the Nasdaq Stock Market.

	High	Low

Fiscal 2001:
First Quarter	$29.83	$21.42
Second Quarter	28.50	21.20
Third Quarter	32.96	19.92
Fourth Quarter	36.25	23.40

Fiscal 2002:
First Quarter	$37.85	$31.75
Second Quarter	43.55	33.29
Third Quarter	36.60	24.90
Fourth Quarter	37.70	27.95

        Since our initial public offering in September 1992, we have not declared or paid any cash dividends on our common stock. We currently intend to retain all earnings for the operation and expansion of our business. Although we have the financial capacity to consider paying a cash dividend, we have no current plans to do so. There were approximately 660 holders of record of our common stock at March 3, 2003 and we estimate there were approximately 25,546 beneficial stockholders on that date.

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

	Fiscal Year (1)

	2002	2001	2000	1999	1998

	(in thousands, except net income per share)
Income Statement Data:
Revenues:
Restaurant sales	$603,295	$499,519	$406,947	$320,450	$243,415
Bakery sales to other foodservice
operators, retailers and distributors	48,675	39,611	31,334	27,032	21,808

Total revenues	651,970	539,130	438,281	347,482	265,223

Costs and expenses:
Restaurant cost of sales	142,998	127,005	102,994	82,496	65,480
Bakery cost of sales	22,631	19,153	14,466	12,685	10,626
Labor expenses	200,279	164,372	133,287	105,796	81,475
Other operating costs and expenses	150,617	120,706	95,941	77,247	60,452
General and administrative expenses	31,702	27,929	25,831	21,266	17,333
Depreciation and amortization expenses	22,855	17,457	13,682	10,913	8,540
Preopening costs	10,631	7,069	5,943	6,217	3,603

Total costs and expenses	581,713	483,691	392,144	316,620	247,509

Income from operations	70,257	55,439	46,137	30,862	17,714
Interest income, net	3,885	4,328	4,660	2,807	2,955
Other income (expense), net	2,178	1,654	(439)	555	435

Income before income taxes and
cumulative effect of change in accounting principle	76,320	61,421	50,358	34,224	21,104
Income tax provision	27,245	22,112	18,257	12,492	7,073

Income before cumulative effect of change in accounting principle	49,075	39,309	32,101	21,732	14,031
Cumulative effect of change in accounting principle, net of
income tax benefit of $3,343 (2)	—	—	—	—	6,347

Net income	$49,075	$39,309	$32,101	$21,732	$7,684

Net income per share:
Basic:
Income before cumulative effect of
change in accounting principle	$1.00	$0.83	$0.69	$0.48	$0.31
Cumulative effect of change in accounting principle (2)	—	—	—	—	(0.14)

Net income	$1.00	$0.83	$0.69	$0.48	$0.17

Diluted:
Income before cumulative effect of
change in accounting principle	$0.96	$0.79	$0.64	$0.46	$0.31
Cumulative effect of change in accounting principle (2)	—	—	—	—	(0.14)

Net income	$0.96	$0.79	$0.64	$0.46	$0.17

Weighted average shares outstanding:
Basic	49,266	47,466	46,247	45,138	44,964
Diluted	51,158	49,897	50,192	47,675	46,287

Balance Sheet Data (at end of period):
Adjusted net working capital (including
all marketable securities classified as either current or noncurrent assets)	$102,929	$67,529	$72,400	$44,908	$43,873
Total assets	$463,842	$356,927	$288,392	$221,785	$185,420
Total long-term debt (including current portion)	$—	$—	$—	$—	$—
Stockholders’ equity	$379,564	$289,471	$240,836	$185,573	$160,291

(1)	Fiscal 2000 consisted of 53 weeks. All other fiscal years consisted of 52 weeks.

(2)	During fiscal 1998, we adopted AICPA SOP No. 98-5, “Reporting on the Costs of Start-Up Activities”, and began expensing restaurant preopening costs as incurred. Previously, such costs were deferred and amortized over the 12-month period following restaurant openings.

20

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

General

        This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and related notes found elsewhere in this Annual Report on Form 10-K.

        As of March 3, 2003, we operated 61 upscale, high volume, casual dining restaurants under The Cheesecake Factory® mark. We also operated three upscale casual dining restaurants under the Grand Lux Cafe® mark in Los Angeles, California, Chicago, Illinois and Las Vegas, Nevada; one self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark inside the DisneyQuest® family entertainment center in Orlando, Florida; and a bakery production facility. We also licensed three limited menu bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.

        Our revenues consist of sales from our restaurant operations and sales from our bakery operations to other foodservice operators, retailers and distributors (“bakery sales”). Revenue from restaurant sales is recognized when food and beverage products are sold to our guests. Revenue from bakery sales to other foodservice operators, retailers and distributors is recognized when the products are shipped. Sales and cost of sales are reported separately for restaurant and bakery activities. All other operating cost and expense categories are reported on a combined basis for both restaurant and bakery activities. Comparable restaurant sales include the sales from restaurants open for the full period of each period being compared. New restaurants enter the comparable sales base in their nineteenth month of operation. We utilize a 52/53 week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal 2002 and 2001 each consisted of 52 weeks, while fiscal 2000 consisted of 53 weeks. Fiscal 2003 will consist of 52 weeks and will end on December 30, 2003.

Results of Operations

The following table sets forth, for the periods indicated, the Consolidated Statements of Operations of the Company expressed as percentages of total revenues.

	Fiscal Year
	2002	2001	2000
Revenues:
Restaurant sales	92.5%	92.7%	92.9%
Bakery sales to other foodservice operators, retailers and
distributors	7.5	7.3	7.1

Total revenues	100.0	100.0	100.0

Costs and expenses:
Restaurant cost of sales	21.9	23.5	23.5
Bakery cost of sales	3.5	3.6	3.3
Labor expenses	30.7	30.5	30.4
Other operating costs and expenses	23.1	22.4	21.9
General and administrative expenses	4.9	5.2	5.9
Depreciation and amortization expenses	3.5	3.2	3.1
Preopening costs	1.6	1.3	1.4

Total costs and expenses	89.2	89.7	89.5

Income from operations	10.8	10.3	10.5
Interest income, net	0.6	0.8	1.1
Other income (expense), net	0.3	0.3	(0.1)

Income before income taxes	11.7	11.4	11.5
Income tax provision	4.2	4.1	4.2

Net income	7.5%	7.3%	7.3%

Fiscal 2002 Compared to Fiscal 2001

        Revenues

        Total revenues increased 21% to $652.0 million for fiscal 2002 compared to $539.1 million for fiscal 2001.

        Restaurant sales increased 21% to $603.3 million for fiscal 2002 compared to $499.5 million for the prior fiscal year. The increase of $103.8 million for fiscal 2002 consisted of the following components: $53.4 million from the openings of twelve new restaurants during the fiscal year; $45.3 million from restaurants opened prior to fiscal 2002 that were not considered comparable sales during fiscal 2002; and $5.1 million from comparable restaurant sales. Total restaurant operating weeks and estimated productive square feet increased approximately 20% and 27% to 2,915 and 718,797, respectively, during fiscal 2002. A single restaurant open during the full period of fiscal 2002 would have generated 52 operating weeks. Productive square feet consists of interior plus seasonally-adjusted patio square feet. We believe that measuring the changes in total restaurant operating weeks and total productive square feet from period to period is the most effective way to analyze the growth of the total productive capacity of our restaurant operations.

        Average sales per restaurant operating week for restaurants open during the full fiscal year decreased slightly to $210,400 in fiscal 2002 compared to $211,900 for fiscal 2001. This slight decrease was principally due to sales for several of our newer restaurants that experienced expected decreases to their sustainable run-rate levels after their “honeymoon” opening period. Refer to Part I: Business – “New Restaurant Sales and Investment Characteristics” in this Annual Report on Form 10-K. The average sales per week statistic for any period can also be impacted by the absolute size and productive capacity of new restaurants opened and the number of restaurants opened for new concepts such as Grand Lux Cafe that, by definition, could initially be less productive than our established concepts.

        Comparable restaurant sales increased approximately 1.2% during fiscal 2002. This increase was due almost entirely to effective menu price increases totaling approximately 1.1% for the full fiscal year. Since most of our established restaurants currently operate close to full capacity during the peak demand periods of lunch and dinner, and given our industry leading annual sales productivity per productive square foot of approximately $1,000, we generally do not expect to achieve increases in comparable sales other than our effective menu price increases. Potential menu price increases must be carefully considered in light of their ultimate acceptability by our restaurant guests. Additionally, other factors outside of our control, such as inclement weather, holidays, general economic and competitive conditions and other factors referenced in this Form 10-K can impact sales volumes in our established restaurants. Accordingly, there can be no assurance that increases in comparable sales will be achieved.

        Bakery sales to other foodservice operators, retailers and distributors (“bakery sales”) increased 23% to $48.7 million in fiscal 2002 compared to $39.6 million in the prior fiscal year. The increase in bakery sales was principally attributable to higher sales volumes to new and established foodservice accounts and to warehouse club operators. Sales to warehouse club operators represented approximately 56% of total bakery sales for fiscal 2002 compared to 49% for fiscal 2001. Despite the 23% increase in bakery sales for the full year, bakery sales during the second half of fiscal 2002 were impacted by a voluntary withdrawal and recall of bakery products that were produced in the Company’s bakery production facility during a four-day period in July 2002 due to possible bacteria contamination. Costs and expenses associated with the product withdrawal and recall are reflected in the “Other Operating Expenses” category. As a result of the product withdrawal and recall, bakery sales of approximately $1.4 million that had been recorded prior to the product withdrawal and recall were reversed, and a large-account foodservice industry customer discontinued purchasing our products. While our bakery operations have requalified to do business with that customer, purchase activity has not yet resumed.

        Restaurant Cost of Sales

        Restaurant cost of sales increased 13% to $143.0 million in fiscal 2002 compared to $127.0 million in fiscal 2001. This increase was primarily attributable to the 21% increase in restaurant sales during fiscal 2002. As a percentage of restaurant sales, these costs decreased to 23.7% during fiscal 2002 compared to 25.4% for the prior fiscal year, principally as a result of lower market prices in general for most of the food commodities used in our restaurants, coupled with increased volume purchase discounts that resulted from our increasing purchasing power. Assuming that weather or other market conditions outside of our control do not disrupt the current favorable food cost environment, we currently expect the cost for most of our contractible commodities to remain approximately the same during fiscal 2003 as experienced during fiscal 2002.

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

        Bakery Cost of Sales

        Bakery cost of sales, which include ingredient, packaging and production supply costs, were $22.6 million for fiscal 2002 compared to $19.2 million for the prior fiscal year. The increase of $3.4 million was principally attributable to the 23% increase in bakery sales for fiscal 2002. As a percentage of bakery sales, bakery cost of sales decreased to 46.4% for fiscal 2002 compared to 48.4% for fiscal 2001. This decrease was primarily attributable to a shift in the mix of sales to products with slightly lower cost of sales as a percentage of their associated price (but with slightly higher selling expenses, which are included in the “other operating costs and expenses” category). While we have taken steps to qualify multiple suppliers and enter into agreements for some of the key commodities used in our bakery operations, there can be no assurance that future supplies and costs for commodities used in our bakery or restaurant operations will not fluctuate due to weather and other market conditions beyond our control. Cream cheese is the most significant commodity used in our bakery products, with an expected requirement for as much as 9-10 million pounds during fiscal 2003. During the first quarter of fiscal 2003, we executed agreements for substantially all of our cream cheese requirements for the 12-month period thereafter with two suppliers at a fixed cost per pound that is slightly lower than the actual cost in fiscal 2002. We may also purchase cream cheese on the spot market as necessary to supplement our agreements.

        Labor Expenses

        Labor expenses, which include restaurant-level labor costs and bakery direct production labor (including associated fringe benefits), increased 22.0% to $200.3 million for fiscal 2002 compared to $164.4 million for fiscal 2001. This increase was principally due to the 21% increase in total revenues during fiscal 2002. As a percentage of total revenues, labor expenses increased slightly to 30.7% for fiscal 2002 compared to 30.5% for fiscal 2001 reflecting increased costs for employee health insurance benefits and slightly higher labor costs for our two newest Grand Lux Cafe locations, partially offset by labor productivity improvements. For new restaurants, labor expenses will typically be higher than normal during the first 90-120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by our restaurants.

        Other Operating Costs and Expenses

        Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, insurance, licenses and taxes, and utilities), other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses. Other operating costs and expenses increased 24.8% to $150.6 million for fiscal 2002 compared to $120.7 million for fiscal 2001. This increase was principally attributable to the 21% increase in total revenues for fiscal 2002 as well as cost and expenses related to the bakery product withdrawal. As a percentage of total revenues, other operating costs and expenses increased to 23.1% for fiscal 2002 versus 22.4% for fiscal 2001. Costs and expenses associated with the bakery product withdrawal were approximately $2.0 million or 0.3% of total revenues. Other operating expenses were also impacted by higher costs for our insurance arrangements, which increased approximately 0.4% as a percent of total revenues. We expect the costs for all of our insurance arrangements to continue to increase during fiscal 2003.

        General and Administrative Expenses

        General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, the restaurant field supervision organization, the bakery administrative organization and the corporate support organization. G&A expenses increased 13.6% to $31.7 million for fiscal 2002 compared to $27.9 million for fiscal 2001. This increase was principally due to the planned growth our supervision and support organizations commensurate with the growth of our restaurant and bakery operations during fiscal 2002. As a percentage of total revenues, G&A expenses decreased to 4.9% for fiscal 2002 compared to 5.2% for the prior fiscal year as the 13.6% increase in these expenses for fiscal 2002 was less than the 21% increase in total revenues for the year. During fiscal 2003, we plan to continue to add resources to the corporate support, training and field supervision activities of our business, commensurate with the planned openings of as many as 14 new restaurants during the year. G&A expenses for fiscal 2003 will also reflect the full-year impact of the new leased training, culinary R&D and office space occupied by the Company in October 2002, as well as new executive positions added to our field supervision organization and other investments to support our future growth. Accordingly, the rate of growth of G&A expenses compared to the immediate preceding year is expected to be slightly higher for fiscal 2003 compared to fiscal 2002.

        Depreciation and Amortization Expenses

        Depreciation and amortization expenses increased 30.9% to $22.9 million for fiscal 2002 compared to $17.5 million for fiscal 2001. This increase was principally due to new restaurant openings. As a percentage of total revenues, depreciation and amortization expenses were 3.5% and 3.2% for fiscal 2002 and 2001, respectively.

        Preopening Costs

        Preopening costs increased 49.3% to$10.6 million for fiscal 2002 compared to $7.1 million for the prior fiscal year. We opened twelve restaurants during fiscal 2002 compared to nine openings during fiscal 2001. Preopening costs include incremental out-of-pocket costs that are directly related to the openings of new restaurants that are not otherwise capitalizable. As a result of the highly customized and operationally complex nature of our upscale, high volume concepts, the restaurant preopening process for our new restaurants is more extensive, time consuming and costly relative to that of most chain restaurant operations. The preopening cost for one of our restaurants usually includes costs to relocate and compensate an average of 11-12 restaurant management employees prior to opening; costs to recruit and train an average of 200-250 hourly restaurant employees; wages, travel and lodging costs for our opening training team and other support employees; and costs for practice service activities. Preopening costs will vary from location to location depending on a number of factors, including the proximity of our existing restaurants; the size and physical layout of each location; the number of management and hourly employees required to open each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel and lodging for different metropolitan areas; and the extent of unexpected delays, if any, in construction and/or obtaining final licenses and permits to open the restaurants, which may also be caused by landlord delays.

        Our direct preopening cost for a 10,000 square foot, single-story restaurant in an established Company market averages approximately $700,000. There will also be other preopening costs associated with each restaurant opening, including costs for corporate travel and support activities. Preopening costs will usually be higher for larger restaurants, our initial entry into new markets and for new concepts such as Grand Lux Cafe. We usually incur the most significant portion of preopening costs for a typical restaurant opening within the two-month period immediately preceding and the month of the restaurant’s opening. Preopening costs will fluctuate from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant, and the fluctuations could be significant. We expense preopening costs as incurred. Based on our current growth objectives for fiscal 2003 and 2004, preopening costs for each of those years will likely exceed the respective amount of preopening costs for the applicable prior year.

        Interest Income, Other Income (Expense), Net and Income Taxes

        Interest income decreased to $3.9 million for fiscal 2002 compared to $4.3 million for fiscal 2001. This decrease was principally due to lower yields on our interest-bearing cash and short-term investments that, in turn, was attributable to the decline in the general level of interest rates during fiscal 2002. We invest our excess cash balances in U.S. Treasury and Agency securities, investment grade corporate debt securities rated “A” or better and money market mutual funds. Other income for fiscal 2002 was $2.2 million compared to $1.7 million for fiscal 2001. This increase was principally due to higher gains on the sales of investments and marketable securities in order to fund the Company’s working capital requirements. Our effective income tax rate was 35.7% for fiscal 2002 compared to 36.0% for fiscal 2001. For fiscal 2003, we currently estimate our effective tax rate to remain at 35.7%. The actual effective tax rate for fiscal 2003 may be different than our current estimate due to actual revenues, taxable income and tax credits achieved during the year.

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

        Comparable restaurant sales increased approximately 1.4% during fiscal 2001. This increase was partially attributable to effective menu price increases totaling approximately 1.9% for the full fiscal year, offset in part by reduced guest traffic in several of our higher-profile restaurants after the events of September 11, 2001.

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

        Bakery Cost of Sales

        Bakery cost of sales was $19.2 million for fiscal 2001 compared to $14.5 million for the prior fiscal year. The increase of $4.7 million was principally attributable to the 26% increase in bakery sales for fiscal 2001. As a percentage of bakery sales, bakery cost of sales increased to 48.4% for fiscal 2001 compared to 46.2% for fiscal 2000. This increase was primarily attributable to a shift in the mix of sales to products with slightly higher cost of sales as a percentage of their associated price (but with slightly lower selling expenses, which are included in the “other operating costs and expenses” category) and a slight increase in the cost for certain dairy-related commodities that are not subject to annual fixed-price contracts.

        Labor Expenses

        Labor expenses increased 23% to $164.4 million for fiscal 2001 compared to $133.3 million for fiscal 2000. This increase was principally due to the 23% increase in total revenues during fiscal 2001. As a percentage of total revenues, labor expenses increased slightly to 30.5% for fiscal 2001 compared to 30.4% for fiscal 2000.

        Other Operating Costs and Expenses

        Other operating costs and expenses increased 25.9% to $120.7 million for fiscal 2001 compared to $95.9 million for fiscal 2000. This increase was principally attributable to the 23% increase in total revenues for fiscal 2001. As a percentage of total revenues, other operating costs and expenses increased slightly to 22.4% for fiscal 2001 versus 21.9% for fiscal 2000, principally due to higher costs for electric and natural gas services and increased costs for our insurance arrangements, which reflected the general increase in such costs resulting from the terrorist attacks of September 11, 2001.

        General and Administrative Expenses

        G&A expenses increased 8.1% to $27.9 million for fiscal 2001 compared to $25.8 million for fiscal 2000. This increase was principally due to the planned growth of our supervision and support organizations commensurate with the growth of our restaurant and bakery operations during fiscal 2001. As a percentage of total revenues, G&A expenses decreased slightly to 5.2% for fiscal 2001 compared to 5.9% for the prior fiscal year.

        Depreciation and Amortization Expenses

        Depreciation and amortization expenses increased 27.7% to $17.5 million for fiscal 2001 compared to $13.7 million for fiscal 2000. This increase was principally due to new restaurant openings. As a percentage of total revenues, depreciation and amortization expenses were 3.2% and 3.1% for fiscal 2001 and 2000, respectively.

        Preopening Costs

        Preopening costs increased 20.3% to $7.1 million for fiscal 2001 compared to $5.9 million for the prior fiscal year. We opened nine restaurants during fiscal 2001 compared to seven restaurant openings during fiscal 2000.

        Interest Income, Other Income (Expense), Net

        Interest income decreased 8.5% to $4.3 million for fiscal 2001 compared to $4.7 million for fiscal 2000. This decrease was principally due to lower yields on our interest-bearing cash and short-term investments due to the decline in the general level of interest rates during fiscal 2001. Other income (expense), net for fiscal 2001 was $1.7 million compared to ($0.4) million for fiscal 2000. This increase was principally due to gains recognized in fiscal 2001 on the sale of short-term investments compared to a one-time write off of the remaining net book value of our former restaurant point-of-sale (POS) system in the prior fiscal year.

Liquidity and Capital Resources

The following table presents, for the periods indicated, a summary of the Company’s key liquidity measurements.

	Fiscal Year (1)
	2002	2001	2000
	(dollar amounts in millions)

Cash and marketable securities on hand, end of year	$114.5	$89.6	$84.0
Net working capital, end of year	$11.3	$(1.8)	$38.2
Adjusted net working capital, end of year (2)	$102.9	$67.5	$72.4
Current ratio, end of year	1.2:1	1.0:1	1.9:1
Adjusted current ratio, end of year (2)	2.7:1	2.2:1	2.7:1
Long-term debt, end of year	$—	$—	$—
Cash provided by operations	$93.4	$73.1	$55.2
Capital expenditures	$86.6	$74.3	$39.2

(1)	Fiscal 2000 consisted of 53 weeks. All other fiscal years consisted of 52 weeks.
(2)	Includes all marketable securities classified as either current or noncurrent assets.

        During fiscal 2002, our total amount of cash and marketable securities on hand increased by $24.9 million to $114.5 million as of December 31, 2002. This increase was principally due to increased cash flow from operations and proceeds from the exercise of employee stock options. In the table above, we also present adjusted net working capital and current ratio calculations that include all marketable securities classified as either current or noncurrent assets. We believe these adjusted calculations more properly reflect our overall liquidity position. In response to the recent decrease in the general level of interest rates and our forecasted cash flow requirements, we have been slightly lengthening the average maturity of our marketable securities portfolio in order to capture additional investment yield. As a result, most of our investments in marketable securities now have maturities in excess of one year and are classified as noncurrent assets, but remain available for our liquidity requirements.

        As of March 3, 2003, there were no borrowings outstanding under our $25 million revolving credit and term loan facility (the “Credit Facility”). $8.5 million of the Credit Facility has been reserved to support standby letters of credit for our self-insurance programs. Borrowings under the Credit Facility will bear interest at variable rates based, at our option, on either the prime rate of interest, the lending institution’s cost of funds plus 0.75%, or the applicable LIBOR rate plus 0.75%. The Credit Facility expires on May 31, 2004. On that date, a maximum of $25 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates. The Credit Facility is not collateralized and requires us to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of our operations, with which we are currently in compliance.

        Our new restaurant development model more closely resembles that of a retail business that occupies leased space in shopping malls, office complexes, strip centers, entertainment centers and other real estate developments. We typically seek to lease our restaurant locations for primary periods of 15 to 20 years. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales. We expend cash for leasehold improvements and furnishings, fixtures and equipment to build out the leased premises. We may also expend cash for permanent improvements that we make to leased premises that will be reimbursed to us by our landlords as construction contributions (also known as tenant improvement allowances) pursuant to agreed-upon terms in the respective leases. If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. We initially record uncollected landlord construction contributions as other receivables. Our balance of other receivables will fluctuate from period to period, depending on the timing of cash collections from landlords and additional receivables recorded from new restaurant development activities. See Note 3, “Other Receivables” to our Consolidated Financial Statements. In the future, we may also develop more freestanding restaurant locations using both ground leases and built-to-suit leases, which are common arrangements used to finance freestanding locations in the restaurant industry. We do not have any current plans to encumber our existing leasehold interests with secured financing. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

        During fiscal 2002, our cash outlays and accrued liability for capital expenditures were approximately $86 million. Of that amount, approximately $64 million was related to new restaurant openings (including several restaurants under development as of December 31, 2002). The remainder consisted of approximately $13 million for maintenance and capacity addition outlays for our existing restaurants; approximately $5 million to build out new leased space for additional training, culinary R&D and office space next to our existing corporate facility, and approximately $4 million for bakery and corporate capital expenditures.

        For fiscal 2003, we currently estimate our total capital expenditures to range between $85-$90 million, net of agreed-upon landlord construction contributions and excluding $11-$12 million of expected noncapitalizable preopening costs for new restaurants. This estimate contemplates $73-$77 million for as many as 14 new restaurants to be opened during fiscal 2003, which includes an estimated increase in construction-in-progress disbursements for anticipated fiscal 2004 openings and which also reflects the fact that three of our planned 14 restaurant openings for fiscal 2003 do not have any landlord construction contributions. Not every potential location that we seek to develop into a restaurant may have landlord construction contributions available, and we would therefore not generally incur a contingent rent obligation on such locations. Expected capital expenditures for fiscal 2003 also include approximately $8-$9 million for maintenance and capacity addition expenditures to our existing restaurants; and $4 million for potential bakery capacity additions.

        Based on our current expansion objectives, we believe that our cash and short-term investments on hand, combined with expected cash flow provided by operations, available borrowings under our Credit Facility and expected landlord construction contributions should be sufficient in the aggregate to finance our planned capital expenditures and other operating activities through fiscal 2003. We may seek additional funds to finance our growth in the future. However, there can be no assurance that such funds will be available when needed or be available on terms acceptable to us.

        During fiscal 1998, our Board of Directors authorized the Company to repurchase up to 1,687,500 shares of our common stock for reissuance upon the exercise of stock options under our current stock option plans. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. Under this authorization, we have repurchased a total of 1,047,300 shares for a total cost of $16.4 million through December 31, 2002.

        As of March 3, 2003, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Contractual Obligations and Commercial Commitments

The following schedules summarize our contractual obligations and commercial commitments as of December 31, 2002 (amounts in millions):

	Total	2003	2004	2005	2006	2007	After 2007
Contractual obligations
Operating leases	$455.2	$23.2	$25.0	$25.2	$25.0	$25.8	$331.0

Other commercial commitments
Standby letters of credit	$8.5	$4.7	$3.8	$—	$—	$—	$—

Critical Accounting Policies

        Critical accounting policies are those that we believe are most important to portraying our financial condition and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

        Property and Equipment

        We record all property and equipment at cost less accumulated depreciation. Improvements are capitalized while repairs and maintenance costs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful life of the assets or the primary lease terms of the respective leases. The useful life of property and equipment and the determination as to what constitutes a capitalized cost versus a repair and maintenance expense involves judgments by management. These judgments may produce materially different amounts of depreciation expense if different assumptions were used.

        Self-Insurance Liability

        We are self-insured for a significant portion of our employee health, workers’compensation and general liability programs. The Company maintains stop-loss coverage with third party insurers to limit its total exposure. The accrued liability associated with these programs is based on our estimate of the ultimate costs to be incurred to settle known claims and claims incurred but not reported as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions. If actual trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

        Income Taxes

        We estimate certain components of our provision for income taxes. These estimates include, but are not limited to, effective state and local income tax rates, allowable tax credits for items such as FICA taxes paid on reported tip income, and estimates related to depreciation expense allowable for tax purposes. Our estimates are made based on the best available information at the time that we prepare the provision. We usually file our income tax returns many months after our fiscal year-end. All tax returns are subject to audit by federal and state governments, usually years after the returns are filed, and could be subject to differing interpretations of the tax laws. See Note 7 to our Consolidated Financial Statements.

Recent Accounting Pronouncements

        The Financial Accounting Standards Board (“FASB”) recently issued several Statements of Financial Accounting Standards (“SFAS”). The statements relevant to our line of business and their impact on the Company are as follows:

        SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and other indefinite lived intangible assets will no longer be amortized but must be tested for impairment at least annually. This statement became effective in January 2002 and did not have any impact on our Consolidated Financial Statements.

        SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities,” is effective for exit and disposal activities initiated after December 31, 2002. Through February 14, 2003, this standard did not have any effect on our Consolidated Financial Statements.

        SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of SFAS No. 123,” provides alternative methods for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation as required by SFAS No. 123, “Accounting for Stock Based Compensation.” This statement also requires additional disclosure related to stock-based employee compensation in interim financial reporting. This statement is effective for fiscal years ending after December 15, 2002. This statement did not have any impact on our Consolidated Financial Statements as we have adopted the “disclosure only” provisions of SFAS No. 123. The additional disclosure requirements will be reflected in our next interim financial reports.

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

        Many of our restaurant and bakery employees are paid hourly rates related to the federal minimum wage, which increased in 1988, 1991, 1996 and 1997. Proposals are currently pending in Congress to again increase the federal minimum wage. The state of California, where we currently operate approximately one-fourth of our restaurants, increased its minimum wage by $0.50 per hour to $6.25 in January 2001, and by another $0.50 per hour to $6.75 in January 2002. Additionally, a general shortage in the availability of qualified restaurant management and hourly workers in certain geographical areas in which we operate has caused related increases in the costs of recruiting and compensating such employees. Certain operating costs, such as taxes, insurance and other outside services continue to increase with the general level of inflation or higher and may also be subject to other cost and supply fluctuations outside of our control.

        While the Company has been able to react to inflation and other changes in the costs of key operating resources by gradually increasing prices for its menu items and bakery products, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our menu pricing flexibility. Substantially all of the leases for our restaurants provide for contingent rent obligations based on a percentage of sales. As a result, rent expense will absorb a proportionate share of any menu price increases in our restaurants. There can be no assurance that we will continue to generate increases in comparable restaurant sales and bakery sales in amounts sufficient to offset inflationary or other cost pressures.

Seasonality and Quarterly Results

        Our business is subject to seasonal fluctuations. Historically, our highest levels of revenues and net income for our established restaurants have occurred in the second and third quarters of the fiscal year. Over one-half of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales. Patio seating represents approximately 17% of the total available seating for all restaurants open as of March 3, 2003 and can be subject to disruption from inclement weather. Holidays, severe weather, storms and similar conditions may impact restaurant sales volumes seasonally in some of the markets where we operate. Our bakery operations are seasonal to the extent that the fourth quarter’s sales are typically higher due to holiday business. Additionally, bakery sales comparisons may fluctuate significantly from quarter to quarter due to the timing and size of orders from our larger bakery customers. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated preopening costs. As a result of these and other factors, the Company’s financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk from changes in interest rates on funded debt. This exposure relates to our $25 million revolving credit and term loan facility (the “Credit Facility”). There were no borrowings outstanding under the Credit Facility during fiscal 2000, 2001, 2002, or fiscal 2003 through March 3, 2003. Borrowings under the Credit Facility bear interest at variable rates based on either the prime rate of interest, the lending institution’s cost of funds plus 0.75% or LIBOR plus 0.75%. A hypothetical 1% interest rate change would not have any current impact on our results of operations.

        A change in market prices also exposes us to market risk related to our investments in marketable securities. As of December 31, 2002, we held $103.4 million in available-for-sale marketable securities. A hypothetical 10% decline in the market value of those securities would result in a $10.3 million unrealized loss and a corresponding decline in their fair value. This hypothetical decline would not affect our cash flow from operations and would not have an impact on net income until the securities were disposed of.

        We purchase food and other commodities for use in our operations, based upon market prices established with our suppliers. Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control. To manage this risk in part, we attempt to enter into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements. However, we are currently unable to contract for substantially all of our fresh commodities such as produce, poultry, fish and dairy items for periods longer than 30 days. Dairy costs can also fluctuate due to government regulation. We believe that substantially all of our food and supplies are available from several sources, which helps to diversify our overall commodity cost risk. We also believe that we have the ability to increase certain menu prices, or vary certain menu items offered, in response to food commodity price increases. Some of our commodity purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. The Company does not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Financial Statements required to be filed hereunder are set forth on pages 34 through 53 of this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

        None.

PART III

ITEMS 10, 11, 12 AND 13:

        The information required by Items 10, 11, 12 and 13 is hereby incorporated by reference from the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 13, 2003 and which will be filed with the Commission within 120 days after the close of the Company’s fiscal year.

ITEM 14: CONTROLS AND PROCEDURES

        Based on their evaluation as of a date within 90 days of the filing date of this Form 10-K, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in rule 13a-14(c) under the Securities Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        The following documents are filed as a part of this Report:

(a)	The Consolidated Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 34 of this report.

(b)	The Exhibits required to be filed hereunder are listed in the exhibit index included herein at page 54.

(c)	The Registrant did not file any reports on Form 8-K during the last quarter of its fiscal year ended December 31, 2002.

33

34

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of
The Cheesecake Factory Incorporated:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of The Cheesecake Factory Incorporated and Subsidiaries (the “Company”) at December 31 and January 1, 2002, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
February 4, 2003

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Data)

	December 31, 2002	January 1, 2002
ASSETS
Current assets:
Cash and cash equivalents	$11,033	$11,309
Investments and marketable securities	11,819	8,960
Accounts receivable	5,490	5,745
Other receivables	17,751	13,266
Inventories	17,985	10,771
Prepaid expenses	7,050	3,074
Deferred income taxes	2,160	2,212

Total current assets	73,288	55,337

Property and equipment, net	282,213	218,284

Other assets:
Marketable securities	91,634	69,299
Other receivables	5,868	5,509
Trademarks	1,940	1,965
Other	8,899	6,533

Total other assets	108,341	83,306

Total assets	$463,842	$356,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,839	$18,885
Income taxes payable	—	2,837
Other accrued expenses	47,154	35,385

Total current liabilities	61,993	57,107

Deferred income taxes	22,285	10,349
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized;
none issued and outstanding	—	—
Junior participating cumulative preferred stock, $.01 par value,
150,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 150,000,000 shares authorized;
50,995,890 and 48,610,303 issued at December 31, 2002 and January 1, 2002, respectively	510	486
Additional paid-in capital	205,994	159,075
Retained earnings	187,776	138,701
Unrealized gain on available-for-sale securities	1,664	530
Treasury stock, 1,047,300 and 850,500 shares at cost at
December 31, 2002 and January 1, 2002, respectively	(16,380)	(9,321)

Total stockholders’ equity	379,564	289,471

Total liabilities and stockholders’ equity	$463,842	$356,927

See the accompanying notes to the consolidated financial statements. 36

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Share Data)

	Fiscal Year
	2002	2001	2000
Revenues:
Restaurant sales	$603,295	$499,519	$406,947
Bakery sales to other foodservice operators, retailers and distributors	48,675	39,611	31,334

Total revenues	651,970	539,130	438,281

Costs and expenses:
Restaurant cost of sales	142,998	127,005	102,994
Bakery cost of sales	22,631	19,153	14,466
Labor expenses	200,279	164,372	133,287
Other operating costs and expenses	150,617	120,706	95,941
General and administrative expenses	31,702	27,929	25,831
Depreciation and amortization expenses	22,855	17,457	13,682
Preopening costs	10,631	7,069	5,943

Total costs and expenses	581,713	483,691	392,144

Income from operations	70,257	55,439	46,137
Interest income, net	3,885	4,328	4,660
Other income (expense), net	2,178	1,654	(439)

Income before income taxes	76,320	61,421	50,358
Income tax provision	27,245	22,112	18,257

Net income	$49,075	$39,309	$32,101

Net income per share:
Basic	$1.00	$0.83	$0.69

Diluted	$0.96	$0.79	$0.64

Weighted average shares outstanding:
Basic	49,266	47,466	46,247
Diluted	51,158	49,897	50,192

See the accompanying notes to the consolidated financial statements. 37

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unrealized Gain (Loss) on Available-for-Sale Securities	Treasury Stock	Total
Balances, December 28, 1999	$204	$123,677	$67,612	$(115)	$(5,805)	$185,573

Comprehensive income:
Net income	—	—	32,101	—	—
Net unrealized gain	—	—	—	480	—
Total comprehensive income						32,581
Three-for-two stock split	102	—	(102)	—	—	—
Issuance of common stock from
exercise of stock options	13	13,508	—	—	—	13,521
Tax benefit related to stock options exercised	—	10,509	—	—	—	10,509
Purchase of treasury stock	—	—	—	—	(1,318)	(1,318)
Dividends paid for fractional shares	—	—	(30)	—	—	(30)

Balances, January 2, 2001	319	147,694	99,581	365	(7,123)	240,836

Comprehensive income:
Net income	—	—	39,309	—	—
Net unrealized gain	—	—	—	165	—
Total comprehensive income						39,474
Three-for-two stock split	161	—	(161)	—	—	—
Issuance of common stock from
exercise of stock options	6	5,854	—	—	—	5,860
Tax benefit related to stock options exercised	—	5,527	—	—	—	5,527
Purchase of treasury stock	—	—	—	—	(2,198)	(2,198)
Dividends paid for fractional shares	—	—	(28)	—	—	(28)

Balances, January 1, 2002	486	159,075	138,701	530	(9,321)	289,471

Comprehensive income:
Net income	—	—	49,075	—	—
Net unrealized gain	—	—	—	1,134	—
Total comprehensive income						50,209
Issuance of common stock from
exercise of stock options	24	21,558	—	—	—	21,582
Tax benefit related to stock options exercised	—	25,361	—	—	—	25,361
Purchase of treasury stock	—	—	—	—	(7,059)	(7,059)

Balances, December 31, 2002	$510	$205,994	$187,776	$1,664	$(16,380)	$379,564

See the accompanying notes to the consolidated financial statements. 38

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

	Fiscal Year
	2002	2001	2000
Cash flows from operating activities:
Net income	$49,075	$39,309	$32,101
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization	22,855	17,457	13,682
Loss on asset sale	—	—	3
Gain on available-for-sale securities	(1,797)	(1,549)	(14)
Deferred income taxes	11,358	4,388	345
Changes in assets and liabilities:
Accounts receivable	255	(868)	456
Other receivables	(4,844)	1,613	(9,706)
Inventories	(7,214)	(1,443)	(1,207)
Prepaid expenses	(3,976)	(1,663)	884
Trademarks	(66)	(145)	(190)
Other	(2,441)	(2,181)	(1,849)
Accounts payable	(4,046)	1,173	4,608
Income taxes payable	22,524	7,371	9,530
Other accrued expenses	11,769	10,963	6,563

Cash provided by operating activities	93,452	74,425	55,206

Cash flows from investing activities:
Additions to property and equipment	(86,618)	(74,324)	(39,216)
Investments in available-for-sale securities	(119,971)	(121,670)	(64,446)
Sales of available-for-sale securities	98,338	96,248	45,411

Cash used in investing activities	(108,251)	(99,746)	(58,251)

Cash flows from financing activities:
Issuance of common stock	24	6	13
Dividends paid for fractional shares	—	(28)	(30)
Proceeds from exercise of employee stock options	21,558	5,854	13,508
Purchase of treasury stock	(7,059)	(2,198)	(1,318)

Cash provided by financing activities	14,523	3,634	12,173

Net change in cash and cash equivalents	(276)	(21,687)	9,128
Cash and cash equivalents at beginning of period	11,309	32,996	23,868

Cash and cash equivalents at end of period	$11,033	$11,309	$32,996

See the accompanying notes to the consolidated financial statements. 39

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

        Basis of Presentation:

        The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and its wholly owned subsidiaries (The Cheesecake Factory Restaurants, Inc.; The Cheesecake Factory Bakery Incorporated; The Cheesecake Factory Assets Co. LLC; C.F.I. Promotions Co. LLC; C.F.R.I. Asset Holdings LLC; C.F.R.I. Texas Restaurants LP; The Houston Cheesecake Factory Corporation; TCF Stonebriar Club Incorporated and Grand Lux Cafe LLC). All of our restaurants and our bakery production facility are located within the United States of America. All significant intercompany accounts and transactions for the periods presented have been eliminated in consolidation.

        Fiscal Year:

        We utilize a 52/53 week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal 2002 and 2001 each consisted of 52 weeks. Fiscal 2000 consisted of 53 weeks. Fiscal 2003 will consist of 52 weeks and will end on Tuesday, December 30, 2003.

        Cash and Cash Equivalents:

        We consider all highly liquid investments with an original maturity of three months or less at date of purchase to be cash equivalents. Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.

        Investments and Marketable Securities:

        We record investments and marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 establishes accounting and reporting requirements for investments in equity securities that have readily determinable fair values and for all investments in debt securities. All investment securities must be classified as one of the following: held-to-maturity, trading or available-for-sale. Debt securities that we expect to hold to maturity are classified as held-to-maturity securities and are reported at their amortized costs. Debt securities that we classify as available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from net income and reported as a separate component of stockholders’ equity (net of the related tax effect) until realized. Fair value is determined by the most recently traded price of each security at the balance sheet date, plus any accrued interest. Net realized gains or losses are determined on the specific identification cost method. At December 31, 2002 and January 1, 2002, all of our investments and marketable securities were classified in the available-for-sale category.

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

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies: (Continued)

        Concentration of Credit Risk:

        Financial instruments that potentially subject us to a concentration of credit risk are cash and cash equivalents, investments and marketable securities, and accounts receivable. We currently maintain a majority of our day-to-day operating cash balances with two major financial institutions. At times, cash balances may be in excess of FDIC insurance limits. We place our temporary excess cash with major financial institutions that, in turn, invest in investment-grade commercial paper and other corporate obligations rated “A” or higher, certificates of deposit, government obligations and other investments and marketable securities. Our investment policy limits the amount of exposure to any one financial institution or investment. With respect to marketable securities, the net unrealized gain or loss on our investment portfolio as of December 31, 2002 and January 1, 2002 has been reported (net of the related tax effect) as a separate component within the stockholders’ equity section of our Consolidated Balance Sheet. We consider the concentration of credit risk for accounts receivable to be minimal as a result of the large number of outside bakery customers, as well as the payment histories and general financial condition of the larger outside bakery customers.

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

        Accounting for Long-lived Assets:

        We review property and equipment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. In evaluating whether an asset has been impaired, we compare the expected undiscounted future cash flows to be generated by the asset to the asset’s carrying value. If the sum of the undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized to the extent the carrying value exceeds the fair value of the asset.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   Summary of Significant Accounting Policies: (Continued)

        Preopening Costs:

        Preopening costs are expensed as incurred.

        Self-Insurance Liability:

        We are self-insured for a significant portion of our employee health, workers’compensation and general liability programs. The Company maintains stop-loss coverage with third party insurers to limit its total exposure. The accrued liability associated with these programs is based on our estimate of the ultimate costs to be incurred to settle known claims and claims incurred but not reported as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions.

        Income Taxes:

        We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Income tax benefits credited to stockholders’ equity relate to tax benefits associated with amounts that are deductible for income tax purposes but do not impact net income. These benefits are principally generated from employee exercises of non-qualified stock options.

        Stock-Based Compensation:

        In accordance with the provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” the Company has elected to account for its stock-based compensation plans under the intrinsic value method which requires compensation expense to be recorded only if, on the date of grant, the current market price of the Company’s common stock exceeds the exercise price the employee must pay for the stock. The Company’s policy is to grant stock options at the fair market value of the underlying stock at the date of grant.

        Net Income Per Share:

        In accordance with the provisions of SFAS No. 128, “Earnings Per Share,” basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares outstanding. Options do not impact the numerator of the diluted net income per share computation.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   Summary of Significant Accounting Policies: (Continued)

        Recent Accounting Pronouncements:

        The Financial Accounting Standards Board (“FASB”) recently issued several Statements of Financial Accounting Standards (“SFAS”). The statements relevant to our line of business and their impact on the Company are as follows:

        SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and other indefinite lived intangible assets will no longer be amortized but must be tested for impairment at least annually. This statement became effective in January 2002 and did not have any impact on our Consolidated Financial Statements.

        SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities,” is effective for exit and disposal activities initiated after December 31, 2002.

        SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of SFAS No. 123,” provides alternative methods for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation as required by SFAS No. 123. This statement also requires additional disclosure related to stock-based employee compensation in interim financial reporting. This statement is effective for fiscal years ending after December 15, 2002. This statement did not have any impact on our Consolidated Financial Statements as we adopted the “disclosure only” provisions of SFAS No. 123. The additional disclosure requirements will be reflected in our next interim financial reports.

        Use of Estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

        Revenue Recognition:

        Revenue from restaurant sales is recognized when food and beverage products are sold. Revenue from bakery sales to other foodservice operators, retailers and distributors is recognized when the products are shipped.

        Advertising Costs:

        Advertising costs are expensed as incurred. Advertising expenses for fiscal 2002, 2001 and 2000 were insignificant.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   Summary of Significant Accounting Policies: (Continued)

        Comprehensive Income:

        Comprehensive income includes net income and other comprehensive income items that are excluded from net earnings under accounting principles generally accepted in the United States of America. Unrealized gains or losses on available-for-sale securities are our only comprehensive income item in addition to net income.

        Reclassifications:

        Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Investments and Marketable Securities:

        Investments and marketable securities consisted of (in thousands):

Classification	Cost	Fair Value	Unrealized Gain	Balance Sheet Amount	Maturity
At December 31, 2002:
Current assets:
Available-for-sale securities:
Corporate debt securities	$10,177	$10,296	$ 119	$10,296	February 2003 to December 2003
U.S. Treasury securities	1,500	1,523	23	1,523	November 2003

Total	$11,677	$11,819	$ 142	$11,819

Other assets:
Available-for-sale securities:
Corporate debt securities	$25,061	$26,052	$ 991	$26,052	April 2004 to August 2006
U.S. Treasury securities	64,129	65,582	1,453	65,582	February 2004 to November 2007

Total	$89,190	$91,634	$2,444	$91,634

At January 1, 2002:
Current assets:
Available-for-sale securities:
Corporate debt securities	$ 8,901	$ 8,960	$ 59	$ 8,960	January 2002 to August 2002

Other assets:
Available-for-sale securities:
Corporate debt securities	$60,408	$61,131	$ 723	$61,131	January 2003 to November 2006
U.S. Treasury securities	8,122	8,168	46	8,168	August 2003 to November 2006

Total	$68,530	$69,299	$ 769	$69,299

3.   Other Receivables:

Other receivables consisted of (in thousands):

	December 31, 2002	January 1, 2002
Tenant improvement allowances from landlords	$ 15,415	$ 16,090
Income tax receivable	5,510	—
Accrued interest on investments	1,126	1,030
Other	1,568	1,655

Total other receivables	23,619	18,775
Less: current portion	(17,751)	(13,266)

Other receivables	$ 5,868	$ 5,509

45

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.  Inventories:

Inventories consisted of (in thousands):

	December 31, 2002	January 1, 2002
Restaurant food and supplies	$12,362	$ 8,822
Bakery finished goods	3,960	584
Bakery raw materials	1,663	1,365

Total	$17,985	$10,771

        The amounts for restaurant food and supplies as of December 31, 2002 and January 1, 2002 include $6.2 million and $4.6 million, respectively, for certain smallware inventories in our restaurants.

5.  Property and Equipment:

        Property and equipment consisted of (in thousands):

	December 31, 2002	January 1, 2002
Land and related improvements	$ 1,783	$ 1,783
Buildings	6,464	6,464
Fixtures and equipment	120,863	100,511
Leasehold improvements	209,065	140,811
Computer equipment	16,735	13,635
Automotive equipment	390	390
Construction in progress	20,460	25,548

Property and equipment, total	375,760	289,142
Less: accumulated depreciation and amortization	(93,547)	(70,858)

Property and equipment, net	$ 282,213	$ 218,284

        Repair and maintenance expenses for fiscal 2002, 2001 and 2000 were $7.9 million, $5.8 million and $5.1 million, respectively.

6.   Commitments and Contingencies:

        We lease all of our restaurant locations under operating leases, with primary terms ranging from 10 to 20 years. The restaurant leases typically include land and building shells, require contingent rent above the minimum lease payments based on a percentage of sales ranging from 3.5% to 10%, and require various expenses incidental to the use of the property. Most leases have renewal options. We have always exercised our renewal options in the past. We also lease certain restaurant and bakery equipment under operating lease agreements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.  Commitments and Contingencies (Continued):

        The aggregate minimum annual lease payments under operating leases (including those for eight restaurants with executed leases as of December 31, 2002 that are planned for fiscal 2003 openings) are as follows (in thousands):

2003	$ 23,200
2004	24,972
2005	25,201
2006	25,047
2007	25,792
Thereafter	330,950

Total minimum lease commitments	$455,162

Rent expenses charged to operations on all operating leases were as follows (in thousands):

	Fiscal 2002	Fiscal 2001	Fiscal 2000
Base rent	$17,358	$13,355	$10,778
Contingent rent	16,426	15,006	12,721
Other charges	7,795	6,299	5,392

Total	$41,579	$34,660	$28,891

         With respect to the eight potential restaurant locations with executed leases as of December 31, 2002 that are currently planned for openings in fiscal 2003, we have estimated construction commitments (leasehold improvements and fixtures and equipment), net of agreed-upon landlord construction contributions, totaling approximately $38 million.

        As credit guarantees to insurers, the Company is contingently liable under standby letters of credit issued under the Credit Facility. As of December 31, 2002, the Company had $8.5 million of standby letters of credit related to self-insurance liabilities accrued in the Company’s Consolidated Financial Statements. All standby letters of credit are renewable annually.

        In December 2002, two former hourly restaurant employees in California filed a lawsuit against the Company alleging violations of California labor laws with respect to meal and rest breaks. The lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. The Company has filed an amended answer to the complaint and intends to vigorously defend its position. Although the lawsuit has only been recently filed and its outcome cannot be ascertained at this time, we believe that its disposition would not have a material adverse effect on our financial position, results of operations or liquidity.

        We are also subject to other private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. Such claims typically involve claims from guests, employees and others related to operational issues common to the foodservice industry. A number of such claims may exist at any given time. From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks. We believe that the final disposition of such lawsuits and claims will not have a material adverse effect on our financial position, results of operations or liquidity.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Income Taxes:

The provision for income taxes consisted of the following (in thousands):

	Fiscal 2002	Fiscal 2001	Fiscal 2000
Income before income taxes	$76,320	$61,421	$50,358

Income tax provision:
Current:
Federal	$13,385	$15,595	$15,656
State	2,502	2,129	2,256

Total current	15,887	17,724	17,912
Deferred	11,358	4,388	345

Total	$27,245	$22,112	$18,257

The following is a reconciliation between the U.S. federal statutory rate and the effective tax rate:

	Fiscal 2002	Fiscal 2001	Fiscal 2000
Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and district income taxes net of federal
income tax benefit	3.7	3.3	4.2
FICA tip credit and other credits	(3.4)	(2.6)	(3.2)
Deferred compensation, dividends received
deduction and other	0.4	0.3	0.2

Effective tax rate	35.7%	36.0%	36.2%

48

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Income Taxes: (Continued)

        The temporary differences which give rise to deferred income tax assets and liabilities are as follows (in thousands):

	December 31, 2002	January 1, 2002
Current deferred tax assets/(liabilities):
Employee benefits	$ 2,885	$ 2,135
Inventory	(2,506)	—
Other, net	1,781	77

Total	$ 2,160	$ 2,212

Noncurrent deferred tax assets/(liabilities):
Property and equipment	$(24,560)	$(9,029)
Accrued rent	(597)	(2,209)
Tax credit carryforwards	2,348	554
Other, net	524	335

Total	$(22,285)	$(10,349)

        The Company’s tax credit carryforwards, representing primarily FICA tip credits, begin to expire in 2021. We have not recorded a valuation allowance against these credits as we believe it is more likely than not that future taxable income will be sufficient to fully realize the benefit of these credits.

8.   Long-term Debt:

        We maintain a $25 million revolving credit and term loan facility (the “Credit Facility”) with a major financial institution. As of December 31, 2002 and January 1, 2002, there were no borrowings outstanding under the Credit Facility. $8.5 million of the Credit Facility has been reserved to support standby letters of credit for our insurance programs. The terms of the Credit Facility provide for, among other things, borrowings under the Credit Facility to bear interest at variable rates based, at our option, on either the prime rate of interest, the lending institution’s cost of funds rate plus 0.75% or the applicable LIBOR rate plus 0.75%. The Credit Facility expires on May 31, 2004. On that date, a maximum of $25 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates. The Credit Facility may also be used for standby letters of credit to support our purchasing and insurance programs. The Credit Facility is not collateralized and requires us to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of our operations, with which we are currently in compliance.

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

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   Stockholders’ Equity: (Continued)

        The Company is authorized by its Board of Directors to repurchase up to 1,687,500 shares of our common stock for reissuance upon the exercise of stock options under our current stock option plans. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. As of December 31, 2002, we had repurchased a total of 1,047,300 shares for a total cost of $16.4 million under this authorization.

10.   Stock Options:

        Since the Company’s inception in 1992, the Board of Directors and stockholders have authorized us to grant options to certain employees and outside directors to acquire a total of 16,037,613 shares of common stock, pursuant to the terms of our employee and non-employee director stock option plans. Options are granted at market value on the date of the grant, generally vest at 20% per year, and become exercisable provided we meet or exceed certain performance objectives. The options generally expire ten years from the date of grant. During fiscal 2002, 2001 and 2000, our Board of Directors and stockholders authorized us to grant an additional 3,175,000 (included in the cumulative total set forth above) shares of common stock under our non-employee director and employee stock option plans. Transactions during fiscal 2002, 2001 and 2000 under the option plans were as follows:

	Fiscal 2002	Fiscal 2001	Fiscal 2000
Options outstanding at start of year	6,383,526	6,712,467	7,071,194
Options granted	1,458,967	540,418	1,849,799
Options exercised	(2,385,587)	(729,561)	(1,960,349)
Options cancelled	(243,164)	(139,798)	(248,177)

Options outstanding at end of year	5,213,742	6,383,526	6,712,467

Options exercisable at end of year	1,358,122	3,024,166	2,292,809
Options available for grant at end of year	3,221,703	1,740,706	696,851

Weighted average option exercise price information for fiscal 2002, 2001 and 2000 was as follows:

	Fiscal 2002	Fiscal 2001	Fiscal 2000
Options outstanding at start of year	$12.03	$10.74	$ 7.97
Options granted	$32.69	$22.83	$17.04
Options exercised	$ 9.02	$ 8.07	$ 6.89
Options cancelled	$23.59	$12.44	$ 9.02
Options outstanding at end of year	$18.65	$12.03	$10.74

50

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Stock Options: (Continued)

        The following table sets forth information with respect to fixed stock options as of December 31, 2002:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Amount Outstanding as of 12/31/02	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price	Amount Exercisable as of 12/31/02	Weighted Average Exercise Price
$ 4.44 - $ 8.00	949,862	4.71	years	$ 7.11	746,126	$ 6.98
$ 8.17 - $12.00	1,017,621	6.35		$10.31	318,771	$10.15
$12.03 - $17.77	926,375	7.11		$13.97	190,925	$13.52
$17.78 - $24.83	887,464	8.01		$23.19	86,550	$23.82
$25.08 - $33.60	875,420	8.28		$30.79	15,750	$33.19
$33.83 - $36.75	557,000	9.23		$35.06	—	—

$ 4.44 - $36.75	5,213,742	7.10		$18.65	1,358,122	$10.03

        We have adopted the “disclosure only” provisions of SFAS No. 123 and will continue to use the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized for our stock option plans. Had compensation expense for our stock option plans been determined based on the fair value at the grant date for awards in fiscal 2002, 2001 and 2000 consistent with the provisions of SFAS No. 123, our after-tax net income and after-tax net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except net income per share):

	Fiscal 2002	Fiscal 2001	Fiscal 2000
Net income, as reported	$ 49,075	$ 39,309	$ 32,101
Net income, pro forma	$ 42,726	$ 33,028	$ 26,643
Basic net income per share, as reported	$ 1.00	$ 0.83	$ 0.69
Basic net income per share, pro forma	$ 0.87	$ 0.70	$ 0.58
Diluted net income per share, as reported	$ 0.96	$ 0.79	$ 0.64
Diluted net income per share, pro forma	$ 0.84	$ 0.66	$ 0.53

     The weighted average fair value at date of grant for options issued in fiscal 2002, 2001 and 2000 was $16.70, $11.15 and $10.26 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for each respective fiscal year: (a) no dividend yield on our stock, (b) expected volatility of our stock of 49.2%, 49.5% and 49.1%, (c) a risk-free interest rate of 4.19%, 4.94% and 6.17%, and (d) expected option lives of six years in fiscal 2002 and seven years in fiscal 2001 and 2000.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Other Supplemental Data:

Other accrued expenses consisted of (in thousands):

	December 31, 2002	January 1, 2002
Insurance	$11,520	$ 6,419
Gift cards and certificates	8,450	6,674
Employee benefits	8,403	6,384
Salaries and wages	6,381	5,990
Payroll and sales taxes	5,215	4,627
Rent and related expenses	3,906	3,297
Other	3,279	1,994

Total	$47,154	$35,385

12.  Supplemental Cash Flow Disclosures:

Supplemental cash flow disclosures consisted of (in thousands):

	Fiscal 2002	Fiscal 2001	Fiscal 2000
Interest paid	$ —	$ —	$ 10

Income taxes paid	$ 283	$10,343	$ 8,330

13.   Employee Benefit Plans:

        We have established two defined contribution benefit plans (the “401(k) Plans”), one for our Cheesecake Factory restaurant and corporate support employees, and another for our Grand Lux Cafe restaurant employees, in accordance with section 401(k) of the Internal Revenue Code. The 401(k) Plans are open to all employees who meet certain compensation and eligibility requirements. The 401(k) Plans allows participating employees to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options. We currently match in cash a certain percentage of the employee contributions to the 401(k) Plans and also pay for related administrative expenses, neither of which were significant amounts during fiscal 2002, 2001 and 2000.

        We have also established an Executive Savings Plan (the “ESP”). The ESP is a nonqualified deferred compensation plan for our highly compensated employees as defined in the ESP and who are otherwise ineligible for participation in our 401(k) plans. The ESP allows participating employees to defer the receipt of a portion of their base compensation and up to 100% of their eligible bonuses. Non-employee directors can also participate in the ESP and defer the receipt of their fees. We match in cash a certain percentage of the base compensation deferred by participating employees and also pay for related administrative expenses, neither of which were significant amounts during fiscal 2002, 2001 and 2000. Employee deferrals and our match are deposited into a “rabbi” trust established by the Company, and the funds are generally invested in individual variable life insurance contracts owned by the Company that are specifically designed to informally fund savings plans of this nature.

THE CHEEECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Employee Benefit Plans: (Continued)

        Effective May 1999, we adopted a self-insured medical and dental benefit plan for our employees. We have purchased both individual and aggregate stop-loss coverage in order to limit our exposure to any significant medical claims. Self-insured medical benefit plan expenses are accrued based upon our estimate of the aggregate liability for uninsured claims incurred using actuarial methods commonly followed in the insurance industry and our historical experience. The accrued liability for our self-insured medical benefit plan (included in other accrued expenses) as of December 31, 2002 and January 1, 2002 was $3,097,000 and $2,231,000, respectively.

14.   Stockholder Rights Plan:

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

15.   Quarterly Financial Data (unaudited):

        Summarized unaudited quarterly financial data (in thousands, except diluted net income per share) for fiscal 2002 and 2001 is as follows:

Quarter Ended:	April 2, 2002	July 2, 2002	October 1, 2002	December 31, 2002
Total revenues	$150,234	$165,360	$161,982	$174,394
Income from operations	$ 15,022	$ 19,187	$ 17,243	$ 18,805
Net income	$ 10,564	$ 13,248	$ 12,082	$ 13,181
Diluted net income per share (1)	$ 0.21	$ 0.26	$ 0.24	$ 0.26

Quarter Ended:	April 3, 2001	July 3, 2001	October 2, 2001	January 1, 2002
Total revenues	$120,521	$132,235	$137,620	$148,754
Income from operations	$ 11,260	$ 14,422	$ 14,192	$ 15,565
Net income	$ 8,371	$ 10,218	$ 9,777	$ 10,943
Diluted net income per share (1)	$ 0.17	$ 0.21	$ 0.20	$ 0.22

(1)	Diluted net income per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.

EXHIBIT INDEX

2.1	Form of Reorganization Agreement(1)

3.1	Certificate of Incorporation of the Company(1)

3.2	Bylaws of the Company(1)

3.3	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock, $.01 par value(2)

3.4	Form of Rights Agreement dated as of August 4, 1998 between the Company and U.S. Stock Transfer Corporation(2)

10.1	David Overton Employment Agreement(1)

10.2	Gerald Deitchle Employment Agreement(3)

10.3	The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan(1)

10.4	Performance Incentive Plan(1)

10.6	The Cheesecake Factory Incorporated Non-Employee Director Stock Option Plan(4)

10.7	David Overton Employment Contract(5)

10.8	Michael Berry Employment Contract(6)

10.9	Amendment to The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan(6)

10.10	Debby R. Zurzolo Employment Agreement(7)

10.11	2001 Stock Option Plan(8)

11.0	Statement Regarding Computation of Net Income Per Share

21.0	Subsidiaries of the Company

23.0	Consent of PricewaterhouseCoopers LLP

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002 for David Overton

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Gerald W. Deitchle

(1)	Previously filed and incorporated by reference herein from the Registrant’s Registration Statement on Form S-1 (No. 33-47936).

(2)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-A dated August 19, 1998.

(3)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-K for the fiscal year ended December 29, 1996.

(4)	Previously filed and incorporated by reference herein from the Registrant’s Form S-8 dated August 8, 1997.

(5)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended June 30, 1998.

(6)	Previously filed and incorporated by reference herein from the Registrant’s Form S-8 dated January 8, 1999.

54

(7)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended June 29, 1999.

(8)	Previously filed and incorporated by reference herein from the Registrant’s Form S-8 dated July 3, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of March 2003.

THE CHEESECAKE FACTORY INCORPORATED

By:	/s/ DAVID OVERTON —————————————— David Overton Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on this 4th day of March 2003.

Name	Title	Date

/s/ DAVID OVERTON ————————————— David Overton	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 4, 2003

/s/ GERALD W. DEITCHLE ————————————— Gerald W. Deitchle	President and Chief Financial Officer (Principal Financial Officer)	March 4, 2003

/s/ MICHAEL J. DIXON ————————————— Michael J. Dixon	Vice President – Finance and Controller (Principal Accounting Officer)	March 4, 2003

/s/ THOMAS L. GREGORY ————————————— Thomas L. Gregory	Director	March 4, 2003

/s/ WAYNE H. WHITE ————————————— Wayne H. White	Director	March 4, 2003

/s/ JEROME I. KRANSDORF ————————————— Jerome I. Kransdorf	Director	March 4, 2003

CERTIFICATION

I, David Overton, certify that:

1.	I have reviewed this annual report on Form 10-K of The Cheesecake Factory Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 4, 2003	By:	/s/ DAVID OVERTON —————————————— David Overton Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, Gerald W. Deitchle, certify that:

1.	I have reviewed this annual report on Form 10-K of The Cheesecake Factory Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 4, 2003	By:	/s/ GERALD W. DEITCHLE —————————————— Gerald W. Deitchle President and Chief Financial Officer

