Form 10-K/A
period 2002-12-31
CHEESECAKE FACTORY INCORPORATED
filed 2003-03-24
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K/A

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
Common Stock, par value $.01 per share
Preferred Stock Purchase Rights

_________________

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this
Form 10-K. |_|

        Indicate by check mark whether the Registrant is an accelerated filer (as determined by Exchange Act Rule 12b-2). Yes |X| No |_|

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the last business day of the second fiscal quarter, July 2, 2002, was $1,557,753,955. As of March 3, 2003, 50,144,189 shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

Documents Incorporated by Reference

        Certain portions of the Registrant’s Proxy Statement for its 2003 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant's fiscal year are incorporated by reference under Part III of this Form 10-K.

        This Amendment is being filed to correct the cover page of this Form 10-K to disclose the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the Registrant’s most recently completed second fiscal quarter, July 2, 2002, to revise the statement relating to Item 405 of Regulation S-K and to revise the disclosure under the caption “Documents Incorporated by Reference.”

This amendment also adds the following to Part I of this Form 10-K:

Availability of Reports Filed with the Securities and Exchange Commission

        Our Internet website address is www.thecheesecakefactory.com. We make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with or furnished to the Securities and Exchange Commission. These reports can be found under “SEC Filings” through the “Investor” section of our website. The information on our website is not incorporated by reference into this report on Form 10-K.

1

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of March 2003.

THE CHEESECAKE FACTORY INCORPORATED

By:	/s/ GERALD W. DEITCHLE —————————————————————— Gerald W. Deitchle President and Chief Financial Officer

2

CERTIFICATION

I, David Overton, certify that:

1.	I have reviewed this annual report on Form 10-K of The Cheesecake Factory Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 20, 2003	By:	/s/ DAVID OVERTON —————————————————————— David Overton Chairman of the Board and Chief Executive Officer

3

CERTIFICATION

I, Gerald W. Deitchle, certify that:

1.	I have reviewed this annual report on Form 10-K of The Cheesecake Factory Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 20, 2003	By:	/s/ GERALD W. DEITCHLE —————————————————————— Gerald W. Deitchle President and Chief Financial Officer

4