Form 10-Q
period 2003-04-01
CHEESECAKE FACTORY INCORPORATED
filed 2003-04-30
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2003

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20574

THE CHEESECAKE FACTORY INCORPORATED (Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0340466 (IRS Employer Identification No.)

26950 Agoura Road Calabasas Hills, California (Address of principal executive offices)	91301 (Zip Code)

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

        As of April 23, 2003, 51,232,735 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

	April 1, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,297	$11,033
Investments and marketable securities	14,190	11,819
Accounts receivable	3,857	5,490
Other receivables	17,140	17,751
Inventories	22,677	17,985
Prepaid expenses	4,558	7,050

Deferred income taxes	2,338	2,160

Total current assets	72,057	73,288

Property and equipment, net	288,186	282,213

Other assets:
Marketable securities	102,816	91,634
Other receivables	6,132	5,868
Trademarks	1,965	1,940
Other	9,966	8,899

Total other assets	120,879	108,341

Total assets	$481,122	$463,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,192	$14,839
Income taxes payable	6,902	—
Other accrued expenses	47,479	47,154

Total current liabilities	65,573	61,993

Deferred income taxes	22,285	22,285
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000
shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 51,232,735 and
50,995,890 issued at April 1, 2003 and December 31, 2002, respectively	512	510
Additional paid-in capital	208,220	205,994
Retained earnings	200,415	187,776
Unrealized gain on available-for-sale securities	1,344	1,664
Treasury stock, 1,077,300 and 1,047,300 shares at cost at April 1, 2003
and December 31, 2002, respectively	(17,227)	(16,380)

Total stockholders’ equity	393,264	379,564

Total liabilities and stockholders’ equity	$481,122	$463,842

The accompanying notes are an integral part of these consolidated financial statements. 1

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data) (Unaudited)

	Thirteen Weeks Ended April 1, 2003	Thirteen Weeks Ended April 2, 2002
Revenues:
Restaurant sales	$165,176	$137,637
Bakery sales to other foodservice operators, retailers and distributors	7,684	12,597

Total revenues	172,860	150,234
Costs and expenses:
Restaurant cost of sales	38,845	33,420
Bakery cost of sales	3,638	6,081
Labor expenses	55,844	46,262
Other operating costs and expenses	39,777	34,025
General and administrative expenses	8,686	7,559
Depreciation and amortization expenses	6,546	5,179
Preopening costs	1,518	2,686

Total costs and expenses	154,854	135,212

Income from operations	18,006	15,022
Interest income, net	857	996
Other income, net	794	411

Income before income taxes	19,657	16,429
Income tax provision	7,018	5,865

Net income	$12,639	$10,564

Net income per share:
Basic	$0.25	$0.22

Diluted	$0.25	$0.21

Weighted average shares outstanding:
Basic	50,032	48,249
Diluted	51,412	50,699

The accompanying notes are an integral part of these consolidated financial statements. 2

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Thirteen Weeks Ended April 1, 2003	Thirteen Weeks Ended April 2, 2002
Cash flows from operating activities:
Net income	$12,639	$10,564
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization	6,546	5,179
Gain on sale of available-for-sale securities	(659)	(328)
Deferred income taxes	—	(6)
Changes in assets and liabilities:
Accounts receivable	1,633	966
Other receivables	347	5,459
Inventories	(4,692)	(1,621)
Prepaid expenses	2,492	132
Trademarks	(25)	(38)
Other	(1,104)	(295)
Accounts payable	(3,647)	(4,466)
Income taxes payable	6,902	6,624
Other accrued expenses	325	598

Cash provided by operating activities	20,757	22,768

Cash flows from investing activities:
Additions to property and equipment	(12,482)	(21,632)
Investments in available-for-sale securities	(46,031)	(37,812)
Sales of available-for-sale securities	32,639	31,585

Cash used in investing activities	(25,874)	(27,859)

Cash flows from financing activities:
Issuance of common stock	2	10
Proceeds from exercise of employee stock options	2,226	9,769
Purchase of treasury stock	(847)	(3,346)

Cash provided by financing activities	1,381	6,433

Net change in cash and cash equivalents	(3,736)	1,342
Cash and cash equivalents at beginning of period	11,033	14,025

Cash and cash equivalents at end of period	$7,297	$15,367

Supplemental disclosures:
Interest paid	—	—

Income taxes paid	$115	$67

The accompanying notes are an integral part of these consolidated financial statements. 3

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 1, 2003
(Unaudited)

NOTE A–BASIS OF PRESENTATION

        The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we”, “us” and “our”) and its wholly owned subsidiaries (The Cheesecake Factory Restaurants, Inc.; The Cheesecake Factory Bakery Incorporated; The Cheesecake Factory Assets Co. LLC; C.F.I. Promotions Co. LLC; C.F.R.I Assets Holding Co. LLC; C.F.R.I. Texas Restaurants LP; The Houston Cheesecake Factory Corporation; TCF Stonebriar Club Incorporated, Cheesecake Factory Restaurants of Kansas LLC and Grand Lux Cafe LLC) for the thirteen weeks ended April 1, 2003 prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements presented herein have not been audited by independent public accountants, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial condition, results of operations and cash flows for the period. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year. The consolidated balance sheet data presented herein for December 31, 2002 was derived from our audited consolidated financial statements for the fiscal year then ended, but does not include all disclosures required by generally accepted accounting principles. The preparation of financial statements in accordance with generally accepted accounting principles requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

        Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2002.

NOTE B–INVESTMENTS AND MARKETABLE SECURITIES

        Investments and marketable securities, all classified as available-for-sale, consisted of the following as of April 1, 2003 (in thousands):

Classification	Cost	Fair Value	Unrealized Gain	Balance Sheet Amount	Maturity
Current Assets:
Available-for-sale securities:
					April 2003 to
U.S. Treasury securities	$7,758	$7,804	$46	$7,804	February 2004
					June 2003 to
Corporate debt securities	6,321	6,386	65	6,386	December 2003

Total	$14,079	$14,190	$111	$14,190

Other Assets:
Available-for-sale securities:
					April 2004 to
U.S. Treasury securities	$73,123	$74,104	$981	$74,104	February 2008
					April 2004 to
Corporate debt securities	27,715	28,712	997	28,712	October 2007

Total	$100,838	$102,816	$1,978	$102,816

4

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 1, 2003
(Unaudited)

NOTE C–STOCK-BASED EMPLOYEE COMPENSATION

        In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” we have elected to account for our stock-based employee compensation plans under the intrinsic value method which requires compensation expense to be recorded only if, on the date of grant, the current market price of the Company’s common stock exceeds the exercise price the employee must pay for the stock. The Company’s policy is to grant stock options at the fair market value of the underlying stock at the date of grant. Accordingly, no compensation expense has been recognized for our stock option plans. Had compensation expense for our stock option plans been determined based on the fair value at the grant date for awards through April 1, 2003 consistent with the provisions of SFAS No. 123, our after-tax net income and after-tax net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except net income per share):

	Thirteen Weeks Ended April 1, 2003	Thirteen Weeks Ended April 2, 2002
Net income, as reported	$12,639	$10,564
Total stock-based employee compensation expense determined under
the fair value method for all awards, net of related tax effects	(1,996)	(1,578)

Net income, pro forma	$10,643	$8,986

Basic net income per share, as reported	$0.25	$0.22
Basic net income per share, pro forma	$0.21	$0.19
Diluted net income per share, as reported	$0.25	$0.21
Diluted net income per share, pro forma	$0.21	$0.18

NOTE D–NET INCOME PER SHARE

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

NOTE E–STOCK TRANSACTIONS

        During fiscal 1998, our Board of Directors authorized the repurchase of up to 1,687,500 shares of our common stock for reissuance upon the exercise of stock options under the Company’s current stock option plans. As of April 1, 2003, we have repurchased 1,077,300 shares at a total cost of approximately $17.2 million under this authorization.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 1, 2003
(Unaudited)

NOTE F–COMPREHENSIVE INCOME

        Comprehensive income consisted of (in thousands):

	Thirteen Weeks Ended April 1, 2003	Thirteen Weeks Ended April 2, 2002
Net income	$12,639	$10,564
Net unrealized loss on available-for-sale securities	(320)	(862)

Total comprehensive income	$12,319	$9,702

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

NOTE G–RECENT ACCOUNTING PRONOUNCEMENTS

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

        SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of SFAS No. 123,” provides alternative methods for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation as required by SFAS No. 123, “Accounting for Stock Based Compensation.” This statement also requires additional disclosure related to stock-based employee compensation in interim financial reporting. This statement is effective for fiscal years ending after December 15, 2002. This statement did not have any impact on our Consolidated Financial Statements as we have adopted the “disclosure only” provisions of SFAS No. 123. The additional disclosure requirements are reflected in this Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

        As of April 23, 2003, The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we”, “us” and “our”) operated 61 upscale, full-service, casual dining restaurants under The Cheesecake Factory® mark. We also operated three upscale casual dining restaurants under the Grand Lux Cafe® mark in Los Angeles, California, Chicago, Illinois and Las Vegas, Nevada; one self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark inside the DisneyQuest® family entertainment center in Orlando, Florida; and a bakery production facility. We also licensed three limited menu bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.

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

Results of Operations

        The following table sets forth, for the periods indicated, our Consolidated Statements of Operations expressed as percentages of total revenues. The results of operations for the thirteen weeks ended April 1, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

	Thirteen Weeks Ended April 1, 2003	Thirteen Weeks Ended April 2, 2002
	%	%
Revenues:
Restaurant sales	95.6	91.6
Bakery sales to other foodservice operators, retailers and distributors	4.4	8.4

Total revenues	100.0	100.0

Costs and expenses:
Restaurant cost of sales	22.5	22.3
Bakery cost of sales	2.1	4.1
Labor expenses	32.3	30.8
Other operating costs and expenses	23.0	22.6
General and administrative expenses	5.0	5.0
Depreciation and amortization expenses	3.8	3.4
Preopening costs	0.9	1.8

Total costs and expenses	89.6	90.0

Income from operations	10.4	10.0
Interest income, net	0.5	0.6
Other income, net	0.5	0.3

Income before income taxes	11.4	10.9
Income tax provision	4.1	3.9

Net income	7.3	7.0

7

Thirteen Weeks Ended April 1, 2003 Compared to Thirteen Weeks Ended April 2, 2002

Revenues

        For the thirteen weeks ended April 1, 2003, the Company’s total revenues increased 15% to $172.9 million compared to $150.2 million for the thirteen weeks ended April 2, 2002. Restaurant sales increased 20% to $165.2 million compared to $137.6 million for the same period of the prior year. The $27.6 million increase in restaurant sales consisted of a $30.1 million increase from the openings of new restaurants and a $2.5 million or approximate 2% decrease in comparable restaurant sales. Restaurant sales in the current quarter were unfavorably impacted by severe winter weather throughout much of the country that resulted in approximately 22 lost days of restaurant sales due to restaurant closings, coupled with the shift of Easter and many associated spring break schedules from the first quarter last year to the second quarter this year. We estimate the combined effect of these two impacts on total restaurant sales for the quarter ended April 1, 2003 to be in the range of approximately $2.5 - $2.9 million. An approximate 1% effective menu price was implemented in Cheesecake Factory restaurants during January and February 2003. Principally as a result of the aforementioned factors, average sales per restaurant operating week decreased 2.7% to $197,800 compared to $203,300 for the same period last year. As a result of the openings of new restaurants during the past 12 months, total restaurant operating weeks increased 23% to 835 compared to 677 for the thirteen weeks ended April 2, 2002.

        Our primary restaurant expansion objective is to increase our total restaurant productive square feet and operating weeks by approximately 21% to 23% during fiscal 2003. We currently expect to open as many as 14 new Cheesecake Factory restaurants during fiscal 2003, two of which were opened in the first quarter in Edison, NJ and Littleton, CO. During the upcoming second quarter, we plan to open restaurants in Nyack, NY in mid-May and in Overland Park, KS in late June. Five restaurants are planned for openings in the latter half of the third quarter and five restaurants are planned for openings in the first half of the fourth quarter. However, due to the nature of the leased spaces that we select for our upscale restaurants and their highly customized layouts, it is difficult to predict, by quarter, the exact timing of our restaurant openings.

        Bakery sales decreased 39.0% to $7.7 million for the thirteen weeks ended April 1, 2003 compared to a record-setting $12.6 million for the same period of the prior year which, in turn, represented a 54% increase over the same quarter of fiscal 2001. We previously disclosed in our Form 10-K for the fiscal year ended December 31, 2002 that bakery sales for the first half of fiscal 2003 were expected to be less than the same period last year due to a very difficult sales comparison. During the first half of fiscal 2002, bakery sales were unusually high principally as a result of the initial inventory pipeline fills for new relationships with the largest warehouse club operator and a national retailer. In addition, a former large-account foodservice industry customer discontinued purchasing our product in the third quarter of fiscal 2002 following a voluntary product withdrawal and recall. While our bakery operations have requalified to do business with this customer, purchase activity has not yet resumed. We currently expect our bakery sales level to increase sequentially to approximately $10 million during the upcoming second quarter of fiscal 2003, primarily driven by our expanded relationship with SYSCO Corporation that we announced in February 2003. We currently expect sales of The Dream Factory® and SYSCO Supreme® products to SYSCO to gradually ramp up during the remainder of the year. For the thirteen weeks ended April 1, 2003, sales to warehouse clubs comprised approximately 55% of total bakery sales compared to approximately 51% for the same period of the prior year.

Restaurant Cost of Sales

        During the thirteen weeks ended April 1, 2003, restaurant cost of sales increased 16.2% to $38.8 million compared to $33.4 million for the comparable period last year. The related increase of $5.4 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, these costs decreased to 23.5% versus 24.3% for the same period of the prior year, principally as a result of lower market prices in general for most of the food commodities used in our restaurants, coupled with increased volume purchase discounts that resulted from our growth and increased purchasing power. Assuming that weather or other market conditions outside of our control do not disrupt the current favorable food cost environment, we currently expect the costs for most of our contractible commodities to remain approximately the same during the remainder of fiscal 2003. We are currently able to contract for approximately two-thirds of the food commodities used in our operations for periods up to one year. Approximately one-third of our restaurant cost of sales consists of fresh produce, poultry and dairy commodities that are not currently contractible for periods longer than 30 days in most cases. As a result, these fresh commodities can be subject to unforeseen supply and cost fluctuations due principally to weather and other general agricultural conditions.

        The menu at our restaurants is one of the most diversified in the foodservice industry and, accordingly, is not overly dependent on a single commodity. The principal commodity categories for our restaurants include produce, poultry, meat, fish and seafood, cheese, other dairy products, bread and general grocery items. While we have taken steps to qualify multiple suppliers and enter into agreements for some of the key commodities used in our restaurant operations, there can be no assurance that future supplies and costs for commodities used in our restaurant operations will not fluctuate due to weather and other market conditions outside of our control. For new restaurants, cost of sales will typically be higher than normal during the first 90-120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by our restaurants. Accordingly, restaurant cost of sales as a percentage of restaurant sales could be slightly higher in the second half of fiscal 2003 as a result of our planned openings of five new restaurants in both the third and fourth quarters.

Bakery Cost of Sales

        Bakery cost of sales, which include ingredient, packaging and production supply costs, were $3.6 million for the thirteen weeks ended April 1, 2003 compared to $6.1 million for the same period of the prior year. As a percentage of bakery sales, bakery costs for the thirteen weeks ended April 1, 2003 decreased slightly to 47.3% compared to 48.3% for the comparable period last year. This slight percentage decrease was primarily attributable to a shift in the mix of sales to products with slightly lower cost of sales as a percentage of their associated price (but with slightly higher selling expenses, which are included in the “other operating expenses” category). While we have taken steps to qualify multiple suppliers and enter into agreements for some of the key commodities used in our bakery operations, there can be no assurance that future supplies and costs for commodities used in our bakery or restaurant operations will not fluctuate due to weather and other market conditions beyond our control. Cream cheese is the most significant commodity used in our bakery products, with an expected requirement for as much as 9-10 million pounds during fiscal 2003. During the first quarter of fiscal 2003, we executed agreements for substantially all of our cream cheese requirements for the 12-month period thereafter with two suppliers at a fixed cost per pound that is slightly lower than the actual cost in fiscal 2002. We may also purchase cream cheese on the spot market as necessary to supplement our agreements.

Labor Expenses

        Labor expenses, which include restaurant-level labor costs and bakery direct production labor costs (including associated fringe benefits), increased 20.5% to $55.8 million for the thirteen weeks ended April 1, 2003 compared to $46.3 million for the same period of the prior year. This increase was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses increased to 32.3% versus 30.8% for the comparable period last year. This percentage increase was primarily due to reverse leverage from less-than-expected restaurant and bakery sales on the fixed portion of labor costs in both operations. Additionally, the unpredictable fluctuations in restaurant sales due to the severe winter weather made it difficult for our restaurant operators to adjust hourly labor accordingly. For new restaurants, labor expenses will typically be higher than normal during the first 90-120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by our restaurants. Accordingly, labor expenses as a percentage of revenues could be slightly higher in the second half of fiscal 2003 as a result of our planned openings of five new restaurants in both the third and fourth quarters.

Other Operating Costs and Expenses

        Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses. Other operating costs and expenses increased 17.0% to $39.8 million for the thirteen weeks ended April 1, 2003 compared to $34.0 million for the same period of the prior year. This increase was principally attributable to the 15% increase in total revenues for the quarter. As a percentage of total revenues, other operating costs and expenses increased to 23.0% for the thirteen weeks ended April 1, 2003 versus 22.6% for the same period of fiscal 2002. This percentage increase was primarily attributable to reverse leverage from less-than-expected restaurant and bakery sales on the fixed portion of our other operating costs and expenses in both operations; increased costs for our insurance arrangements of approximately 40 basis points of total revenues; increased costs for natural gas services to our restaurants of approximately 30 basis points of total revenues; offset in part by reductions in other operating costs and expenses. We expect the increased costs of our insurance arrangements to continue throughout fiscal 2003.

General and Administrative Expenses

        General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, the restaurant field supervision organization, the bakery administrative organization and the corporate support organization. G&A expenses increased 14% to $8.7 million for the thirteen weeks ended April 1, 2003 compared to $7.6 million for the same period of fiscal 2002. As a percentage of total revenues, G&A expenses were unchanged from the prior year at 5.0%. During the remainder of fiscal 2003, we plan to continue to add resources to the corporate support and field supervision activities of our operations. Commensurate with the planned openings of as many as 12 additional new restaurants during the remainder of fiscal 2003, we expect that our absolute G&A expense per quarter will also reflect the ramp-up of restaurant management recruiting and training activities. G&A expenses for fiscal 2003 will also reflect the full-year impact of the new leased training, culinary R&D and office space occupied by the Company in October 2002, as well as new executive positions added to our field supervision organization and other investments to support our future growth. Accordingly, we expect absolute G&A expense to progressively increase from quarter to quarter during the remainder of fiscal 2003.

Depreciation and Amortization Expenses

        Depreciation and amortization expenses were $6.5 million for the thirteen weeks ended April 1, 2003 compared to $5.2 million for the thirteen weeks ended April 2, 2002. This increase was principally due to new restaurant openings. As a percentage of total revenues, depreciation and amortization expenses increased to 3.8% for the thirteen weeks ended April 1, 2003 compared to 3.4% for the same period of the prior year.

Preopening Costs

        Incurred preopening costs were $1.5 million for the thirteen weeks ended April 1, 2003 compared to $2.7 million for the same period of the prior year. We opened two Cheesecake Factory restaurants during the thirteen weeks ended April 1, 2003 compared to three openings for the same quarter last year. In addition, preopening costs were incurred in both periods for restaurant openings in progress.

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

        Our direct preopening cost for a 10,000 square foot, single-story restaurant in an established Company market averages approximately $700,000. There will also be other preopening costs associated with each restaurant opening, including costs for corporate travel and support activities. Preopening costs will usually be higher for larger restaurants, our initial entry into new markets and for new concepts such as Grand Lux Cafe. We usually incur the most significant portion of preopening costs for a typical restaurant opening within the two-month period immediately preceding and the month of the restaurant’s opening. Preopening costs will fluctuate from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant, and the fluctuations could be significant. We expense preopening costs as incurred. Based on our planned openings of five new restaurants in the latter half of the third quarter and five new restaurants in the first half of the fourth quarter, preopening costs will be significantly higher in the second half of fiscal 2003 compared to the prior year. One of these potential openings will be a large Cheesecake Factory restaurant in Honolulu, HI that will require a higher than average preopening cost

Liquidity and Capital Resources

The following table sets forth a summary of the Company’s key liquidity measurements at April 1, 2003 and December 31, 2002.

	April 1, 2003	December 31, 2002
	(dollar amounts in millions)
Cash and marketable securities on hand	$124.3	$114.5
Net working capital	$6.5	$11.3
Adjusted net working capital (1)	$109.3	$102.9
Current ratio	1.1:1	1.2:1
Adjusted current ratio (1)	2.7:1	2.7:1
Long-term debt	—	—
Cash provided by operations	$20.8	$93.4
Capital expenditures	$12.5	$86.6

(1)	Includes all marketable securities classified as either current or noncurrent assets

        During the thirteen weeks ended April 1 2003, our balance of cash and marketable securities on hand increased by $9.8 million to $124.3 million from the December 31, 2002 balance. This increase was primarily attributable to increased cash flow from operations. In the table above, we also present adjusted net working capital and current ratio calculations that include all marketable securities classified as either current or noncurrent assets. We believe these adjusted calculations provide investors with useful information regarding our overall liquidity position because all marketable securities are readily available to meet our liquidity requirements. In response to the recent decrease in the general level of interest rates in our forecasted cash flow requirements, we have been slightly lengthening the average maturity of our marketable securities portfolio in order to capture additional investment yield. As a result, most of our investments in marketable securities now have maturities in excess of one year and are classified as noncurrent assets, but remain available for our liquidity requirements.

        As of April 23, 2003, there were no borrowings outstanding under the Company’s $25 million revolving credit and term loan facility (the “Credit Facility”). $11.5 million of the Credit Facility has been reserved to support standby letters of credit for our self-insurance programs. Borrowings under the Credit Facility will bear interest at variable rates based, at our option, on either the prime rate of interest, the lending institution’s cost of funds rate plus 0.75% or the applicable LIBOR rate plus 0.75%. The Credit Facility expires on May 31, 2004. On that date, a maximum of $25 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates. The Credit Facility is not collateralized and requires us to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of its operations, with which we are currently in compliance.

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

        For fiscal 2003, we currently estimate our capital expenditure requirement to range between $85-$90 million, net of agreed-upon landlord construction contributions and excluding $11-$12 million of expected noncapitalizable preopening costs for new restaurants. This estimate contemplates $73-$77 million for as many as 14 new restaurants to be opened during fiscal 2003, which includes an increase in estimated construction-in-progress disbursements for anticipated fiscal 2004 openings. The estimated capital expenditures also reflects the fact that three of our planned 14 restaurant openings for fiscal 2003 do not have any landlord construction contributions. Not every potential location that we seek to develop into a restaurant may have landlord construction contributions available, and we would therefore not expect to incur a contingent rent obligation on such locations. Expected capital expenditures for fiscal 2003 also include approximately $8-$9 million for maintenance and capacity addition expenditures to our existing restaurants; and $4 million for potential bakery capacity additions.

        We have commenced an evaluation of the various alternatives to develop a second bakery production facility, which will likely be located on the East Coast. We currently expect to complete this evaluation before the end of fiscal 2003 and to commence initial work on a second facility during fiscal 2004. During fiscal 2003, we plan to add equipment to our current bakery production facility that will effectively increase the productive capacity of that facility by approximately 20%. The required funding for this capacity addition is contemplated in the CAPEX estimate in the preceding paragraph.

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

        During fiscal 1998, our Board of Directors authorized the repurchase of up to 1,687,500 shares of our common stock for reissuance upon the exercise of stock options under the Company’s current stock option plans. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. Under this authorization, we have repurchased 1,077,300 shares at a total cost of approximately $17.2 million under this authorization through April 23, 2003.

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

        SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of SFAS No. 123,” provides alternative methods for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation as required by SFAS No. 123, “Accounting for Stock Based Compensation.” This statement also requires additional disclosure related to stock-based employee compensation in interim financial reporting. This statement is effective for fiscal years ending after December 15, 2002. This statement did not have any impact on our Consolidated Financial Statements as we have adopted the “disclosure only” provisions of SFAS No. 123. The additional disclosure requirements are reflected in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        We are exposed to market risk from changes in interest rates on funded debt. This exposure relates to our $25 million revolving credit and term loan facility (the “Credit Facility”). There were no borrowings outstanding under the Credit Facility during the first quarter of 2003. Borrowings under the Credit Facility bear interest at variable rates based on either the prime rate of interest, the lending institution’s cost of funds plus 0.75% or LIBOR plus 0.75%. A hypothetical 1% interest rate change would not have any current impact on our results of operations.

        A change in market prices also exposes us to market risk related to our investments in marketable securities. As of April 1, 2003, we held $117 million in marketable securities. A hypothetical 10% decline in the market value of those securities would result in a $11.7 million unrealized loss and a corresponding decline in their fair value. This hypothetical decline would not affect cash flow from operations and would not have an impact on net income until the securities were disposed of.

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

Item 4. Controls and Procedures

        Based on an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Act of 1934, as amended) within 90 days of the filing date of this report, our Chief (principal) Executive Officer and our Chief (principal) Financial Officer have concluded that such controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Forward-looking Statements and Risk Factors

        Certain information included in this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project”, “may,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements. These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the “Act”).

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

        The following risk factors may affect our operating results and the environment within which we conduct our business. If our projections and estimates regarding these factors differ materially from what actually occurs, our actual results could vary significantly from any results expressed or implied by forward-looking statements. These risk factors include, but are not limited to, changes in general economic, demographic, geopolitical or public safety conditions which affect consumer behavior and spending for restaurant dining occasions, including the ongoing ramifications of the September 11, 2001 terrorist attacks and the governmental response thereto, including the armed conflict in Iraq or possibly other countries; increasing competition in the upscale casual dining segment of the restaurant industry; adverse weather conditions which impact customer traffic at the Company’s restaurants in general and which cause the temporary underutilization of outdoor patio seating available at most of the Company’s restaurants; various factors which increase the cost to develop and/or affect the number and timing of the openings of new restaurants, including factors under the influence and control of government agencies, landlords, construction contractors and others; fluctuations in the availability and/or cost of raw materials, management and hourly labor, energy or other resources necessary to successfully operate the Company’s restaurants and bakery production facility; the Company’s ability to raise prices sufficiently to offset cost increases, including increased costs for minimum wages, employee benefits and insurance arrangements; the success of strategic and operating initiatives, including new restaurant concepts and new bakery product lines; depth of management; adverse publicity about the Company, its restaurants or bakery products, or the effects of ongoing union organizing efforts; the Company’s current dependence on a single bakery production facility; the Company’s ability to obtain and retain large-account customers for its bakery operations; changes in timing and/or scope of the purchasing plans of large-account bakery customers which can cause fluctuations in bakery sales and the Company’s consolidated operating results; the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support the Company’s growing operations; relations between the Company and its employees; legal claims and litigation against the Company; the availability, amount, type, and cost of capital for the Company and the deployment of such capital, including the amounts of planned capital expenditures; changes in, or any failure to comply with, governmental regulations; the amount of, and any changes to, tax rates and the success of various initiatives to minimize taxes; and other risks and uncertainties referenced in this Form 10-Q or our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The State of California filed lawsuits on or about April 10, 2003 in the Los Angeles Superior Court against the Company, as well as other restaurant chains, alleging that the defendants violated the provisions of an initiative statute known as “Proposition 65” and California Business and Professions Code Section 17203 by serving fish containing mercury and mercury compounds without providing the warnings required by Proposition 65. The lawsuit seeks the assessment of civil penalties under the statutes of $2,500 per day for each violation and an injunction requiring the furnishing of the requisite notice. The Company is participating in an industry-wide task force to investigate the allegations made by the State of California and other private litigants who have served the Company with the requisite 60 day notices of intended action that are required by Proposition 65. Committees of this task force are in discussions with representatives of the State of California to investigate and discuss the scientific basis for the State’s allegations and reach agreement on any notices that may as a result of that investigation be required under Proposition 65. The Company has implemented interim notices under Proposition 65 to mitigate any liability to the Company while this investigation is proceeding and pending settlement. The action by the State of California in filing the lawsuits, including the one naming the Company, has preempted action by private litigants to assert the same claims under Proposition 65. Since the State’s lawsuit is limited to certain identified species of fish, it is possible that private actions may be asserted as to other as yet unidentified species of fish and seafood which may or may not be asserted against the Company. The Company cannot reasonably estimate at this time the potential liability, if any, arising as a result of this litigation. The Company intends to defend the lawsuit vigorously.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit 3.1	Amendment to Corporate Bylaws.

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The Company did not file any current reports on Form 8-K during the first quarter ended April 1, 2003. The Company subsequently filed a current report on Form 8-K on April 21, 2003, announcing first quarter financial results.

15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 25, 2003	THE CHEESECAKE FACTORY INCORPORATED By: /s/ DAVID OVERTON —————————————————————— David Overton Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By: /s/ GERALD W. DEITCHLE —————————————————————— Gerald W. Deitchle President and Chief Financial Officer (Principal Financial Officer)

By: /s/ MICHAEL J. DIXON —————————————————————— Michael J. Dixon Vice President – Finance and Controller (Principal Accounting Officer)

16

CERTIFICATIONS

I, David Overton, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Cheesecake Factory Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

April 25, 2003

/s/ DAVID OVERTON —————————————————————— David Overton Chairman of the Board and Chief Executive Officer

17

I, Gerald W. Deitchle, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Cheesecake Factory Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

April 25, 2003

/s/ GERALD W. DEITCHLE —————————————————————— Gerald W. Deitchle President and Chief Financial Officer

18

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

3.1	Amendment to Corporate Bylaws

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

19