Form 10-Q
period 2003-07-01
CHEESECAKE FACTORY INCORPORATED
filed 2003-07-30
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2003

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

_________________

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Indicate by check mark whether the Registrant is an accelerated filer (as determined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

        As of July 22, 2003, 51,457,082 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Data)

	July 1, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,302	$11,033
Investments and marketable securities	21,770	11,819
Accounts receivable	5,152	5,490
Other receivables	16,523	17,751
Inventories	24,464	17,985
Prepaid expenses	3,299	7,050
Deferred income taxes	2,411	2,160

Total current assets	78,921	73,288

Property and equipment, net	307,813	282,213

Other assets:
Marketable securities	99,883	91,634
Other receivables	7,035	5,868
Trademarks	1,990	1,940
Other	10,867	8,899

Total other assets	119,775	108,341

Total assets	$506,509	$463,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,842	$14,839
Income taxes payable	4,778	—
Other accrued expenses	48,326	47,154

Total current liabilities	69,946	61,993

Deferred income taxes	22,285	22,285
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none
issued and outstanding	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000
shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 150,000,000 shares authorized;
51,456,986 and 50,995,890 issued at July 1, 2003 and
December 31, 2002, respectively	514	510
Additional paid-in capital	214,143	205,994
Retained earnings	215,684	187,776
Unrealized gain on available-for-sale securities	1,164	1,664
Treasury stock, 1,077,300 and 1,047,300 shares at cost at July 1, 2003
and December 31, 2002, respectively	(17,227)	(16,380)

Total stockholders’ equity	414,278	379,564

Total liabilities and stockholders’ equity	$506,509	$463,842

The accompanying notes are an integral part of these consolidated financial statements. 1

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Net Income Per Share Data) (Unaudited)

	Thirteen Weeks Ended July 1, 2003	Thirteen Weeks Ended July 2, 2002	Twenty-six Weeks Ended July 1, 2003	Twenty-six Weeks Ended July 2, 2002
Revenues:
Restaurant sales	$178,816	$151,203	$343,992	$288,840
Bakery sales to other foodservice
operators, retailers and distributors	9,804	14,157	17,488	26,754

Total revenues	188,620	165,360	361,480	315,594

Costs and expenses:
Restaurant cost of sales	42,785	35,991	81,629	69,411
Bakery cost of sales	4,465	6,725	8,104	12,806
Labor expenses	58,318	50,681	114,162	96,943
Other operating costs and expenses	43,456	36,683	83,233	70,708
General and administrative expenses	9,098	8,314	17,784	15,873
Depreciation and amortization expenses	6,720	5,532	13,266	10,711
Preopening costs	1,784	2,247	3,302	4,931

Total costs and expenses	166,626	146,173	321,480	281,383

Income from operations	21,994	19,187	40,000	34,211
Interest income, net	1,065	994	1,922	1,990
Other income, net	687	423	1,481	834

Income before income taxes	23,746	20,604	43,403	37,035
Income tax provision	8,477	7,356	15,495	13,221

Net income	$15,269	$13,248	$27,908	$23,814

Net income per share:
Basic	$0.30	$0.27	$0.56	$0.49

Diluted	$0.30	$0.26	$0.54	$0.47

Weighted average shares outstanding:
Basic	50,287	48,898	50,160	48,832
Diluted	51,665	50,915	51,538	51,069

The accompanying notes are an integral part of these consolidated financial statements. 2

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In Thousands) (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unrealized Gain (Loss) on Available-for-Sale Securities	Treasury Stock	Total
Balance, December 31, 2002	$510	$205,994	$187,776	$1,664	$(16,380)	$379,564
Comprehensive income:
Net income	—	—	27,908	—	—
Net unrealized loss	—	—	—	(500)	—
Total comprehensive income	27,408
Issuance of common stock pursuant to stock option plan	4	4,286	—	—	—	4,290
Tax benefit related to stock option plan	—	3,863	—	—	—	3,863
Purchase of treasury stock	—	—	—	—	(847)	(847)

Balance, July 1, 2003	$514	$214,143	$215,684	$1,164	$(17,227)	$414,278

The accompanying notes are an integral part of these consolidated financial statements. 3

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Twenty-six Weeks Ended July 1, 2003	Twenty-six Weeks Ended July 2, 2002
Cash flows from operating activities:
Net income	$27,908	$23,814
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,266	10,711
Gain on available-for-sale securities	(1,287)	(670)
Deferred income taxes	27	(4)
Changes in assets and liabilities:
Accounts receivable	338	366
Other receivables	61	5,918
Inventories	(6,479)	(2,288)
Prepaid expenses	3,751	717
Trademarks	(50)	(68)
Other	(2,042)	(472)
Accounts payable	2,003	(6,769)
Income taxes payable	8,641	13,894
Other accrued expenses	1,172	4,423

Net cash provided by operating activities	47,309	49,572

Cash flows from investing activities:
Additions to property and equipment	(38,791)	(37,371)
Investments in available-for-sale securities	(89,030)	(67,958)
Sales of available-for-sale securities	71,338	53,360

Net cash used in investing activities	(56,483)	(51,969)

Cash flows from financing activities:
Issuance of common stock	4	20
Dividends paid for fractional shares	—	—
Proceeds from exercise of employee stock options	4,286	17,740
Purchase of treasury stock	(847)	(7,059)

Net cash provided by financing activities	3,443	10,701

Net change in cash and cash equivalents	(5,731)	8,304
Cash and cash equivalents at beginning of period	11,033	14,025

Cash and cash equivalents at end of period	$5,302	$22,329

Supplemental disclosures:
Interest paid	$—	$—

Income taxes paid	$6,865	$145

The accompanying notes are an integral part of these consolidated financial statements. 4

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2003
(Unaudited)

NOTE A — BASIS OF PRESENTATION

        The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we”, “us” and “our”) and its wholly owned subsidiaries (The Cheesecake Factory Restaurants, Inc.; The Cheesecake Factory Bakery Incorporated; The Cheesecake Factory Assets Co. LLC; C.F.I Promotions Co. LLC; C.F.R.I Assets Holding Co. LLC; C.F.R.I. Texas Restaurants LP; The Houston Cheesecake Factory Corporation; Cheesecake Factory Restaurants of Kansas LLC and Grand Lux Cafe LLC) for the thirteen weeks and twenty-six weeks ended July 1, 2003 prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements presented herein have not been audited by independent public accountants, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the period. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal years presented. The consolidated balance sheet data presented herein for December 31, 2002 was derived from our audited consolidated financial statements for the fiscal year then ended, but does not include all disclosures required by generally accepted accounting principles. The preparation of financial statements in accordance with generally accepted accounting principles requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

        Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2002.

NOTE B — INVESTMENTS AND MARKETABLE SECURITIES

        Investments and marketable securities, all classified as available-for-sale, consisted of the following as of July 1, 2003 (in thousands):

Classification	Cost	Fair Value	Unrealized Gain	Balance Sheet Amount	Maturity
Current assets:
Available-for-sale securities:

					November 2003 to
U.S. Treasury securities	$16,196	$16,400	$204	$16,400	June 2004
					August 2003 to
Corporate debt securities	5,322	5,370	48	5,370	June 2004

Total	$21,518	$21,770	$252	$21,770

Other assets:
Available-for-sale securities:

					August 2004 to
U.S. Treasury securities	$67,860	$68,477	$617	$68,477	November 2010
					July 2004 to
Corporate debt securities	30,464	31,406	942	31,406	October 2007

Total	$98,324	$99,883	$1,559	$99,883

5

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 1, 2003
(Unaudited)

NOTE C — STOCK-BASED EMPLOYEE COMPENSATION

        In accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” we have elected to account for our stock-based employee compensation plans under the intrinsic value method which requires compensation expense to be recorded only if, on the date of grant, the current market price of the Company’s common stock exceeds the exercise price the employee must pay for the stock. The Company’s policy is to grant stock options at the fair market value of the underlying stock at the date of grant. Accordingly, no compensation expense has been recognized for our stock option plans. Had compensation expense for our stock option plans been determined based on the fair value at the grant date for awards through July 1, 2003 consistent with the provisions of SFAS No. 123, our after-tax net income and after-tax net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except net income per share):

	Thirteen Weeks Ended July 1, 2003	Thirteen Weeks Ended July 2, 2002	Twenty-six Weeks Ended July 1, 2003	Twenty-six Weeks Ended July 2, 2002
Net income, as reported	$15,269	$13,248	$27,908	$23,814
Total stock-based employee compensation
expense determined under the fair value
method for all awards, net of related tax
effects	(1,939)	(1,560)	(3,943)	(3,142)

Net income, pro forma	$13,330	$11,688	$23,965	$20,672

Basic net income per share, as reported	$0.30	$0.27	$0.56	$0.49
Basic net income per share, pro forma	$0.27	$0.24	$0.48	$0.42
Diluted net income per share, as reported	$0.30	$0.26	$0.54	$0.47
Diluted net income per share, pro forma	$0.26	$0.23	$0.47	$0.40

NOTE D — NET INCOME PER SHARE

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

NOTE E — STOCK TRANSACTIONS

        During fiscal 1998, our Board of Directors authorized the repurchase of up to 1,687,500 shares of our common stock for reissuance upon the exercise of stock options under the Company’s current stock option plans. As of July 1, 2003, we have repurchased 1,077,300 shares at a total cost of approximately $17.2 million under this authorization.

NOTE F — COMPREHENSIVE INCOME

Comprehensive income consisted of (in thousands):

	Thirteen Weeks Ended July 1, 2003	Thirteen Weeks Ended July 2, 2002	Twenty-six Weeks Ended July 1, 2003	Twenty-six Weeks Ended July 2, 2002
Net income	$15,269	$13,248	$27,908	$23,814
Net unrealized gain (loss) on
available-for-sale securities	(180)	985	(500)	123

Total comprehensive income	$15,089	$14,233	$27,408	$23,937

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

NOTE G — RECENT ACCOUNTING PRONOUNCEMENTS

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

        SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of SFAS No. 123,” provides alternative methods for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation as required by SFAS No. 123, “Accounting for Stock Based Compensation.” This statement also requires additional disclosure related to stock-based employee compensation in interim financial reporting. This statement is effective for fiscal years ending after
December 15, 2002. This statement did not have any impact on our Consolidated Financial Statements as we have adopted the “disclosure only” provisions of SFAS No. 123. The additional disclosure requirements are reflected in this Form 10-Q.

        SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial statements issued after May 2003. This statement did not have any impact on our Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

        As of July 22, 2003, The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we”, “us” and “our”) operated 63 upscale, full-service, casual dining restaurants under The Cheesecake Factory® mark. We also operated three upscale casual dining restaurants under the Grand Lux Cafe® mark in Los Angeles, California, Chicago, Illinois and Las Vegas, Nevada; one self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark inside the DisneyQuest® family entertainment center in Orlando, Florida; and a bakery production facility. We also licensed three limited menu bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.

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

Results of Operations

        The following table sets forth, for the periods indicated, the Consolidated Statements of Operations of the Company expressed as percentages of total revenues. The results of operations for the thirteen weeks and twenty-six weeks ended July 1, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

	Thirteen Weeks Ended July 1, 2003	Thirteen Weeks Ended July 2, 2002	Twenty-six Weeks Ended July 1, 2003	Twenty-six Weeks Ended July 2, 2002
	%	%	%	%
Revenues:
Restaurant sales	94.8	91.4	95.2	91.5
Bakery sales to other foodservice
operators, retailers and distributors	5.2	8.6	4.8	8.5

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant cost of sales	22.7	21.8	22.6	22.0
Bakery cost of sales	2.4	4.1	2.2	4.1
Labor expenses	30.9	30.6	31.6	30.7
Other operating costs and expenses	23.0	22.2	23.0	22.4
General and administrative expenses	4.8	5.0	4.9	5.0
Depreciation and amortization expenses	3.6	3.3	3.7	3.4
Preopening costs	0.9	1.4	0.9	1.6

Total costs and expenses	88.3	88.4	88.9	89.2

Income from operations	11.7	11.6	11.1	10.8
Interest income, net	0.6	0.6	0.5	0.6
Other income, net	0.3	0.3	0.4	0.3

Income before income taxes	12.6	12.5	12.0	11.7
Income tax provision	4.5	4.5	4.3	4.2

Net income	8.1	8.0	7.7	7.5

8

Thirteen Weeks Ended July 1, 2003 Compared to Thirteen Weeks Ended July 2, 2002

Revenues

        For the thirteen weeks ended July 1, 2003, the Company’s total revenues increased 14.1% to $188.6 million compared to $165.4 million for the thirteen weeks ended July 2, 2002. Restaurant sales increased 18.3% to $178.8 million compared to $151.2 million for the same period of the prior year. The $27.6 million increase in restaurant sales consisted of a $0.3 million or 0.3% increase in comparable restaurant sales and a $27.3 million increase from the openings of new restaurants. Sales in comparable restaurants benefited, in part, from the impact of an effective menu price increase of approximately 1%, which was taken in January and February 2003. As a result of the openings of new restaurants during the past 12 months, total restaurant operating weeks increased 20% to 851 compared to 712 for the thirteen weeks ended July 2, 2002. However, average sales per restaurant operating week decreased 1.3% to $212,400 compared to $215,200 for the same period last year due principally to the sales volumes at several newer restaurants that are gradually decreasing, as expected, from their initial grand opening or “honeymoon” sales levels to their sustainable run-rate levels. It is common in the restaurant industry for new locations to open with sales volumes well in excess of their sustainable run-rate levels due to grand opening promotional and consumer awareness activities that generate abnormally high customer traffic for a period of several months.

        Our primary restaurant expansion objective is to increase our total restaurant productive square feet and operating weeks by approximately 23% and 21%, respectively, during fiscal 2003. We currently expect to open as many as 14 new Cheesecake Factory restaurants during fiscal 2003, two of which opened in the first quarter (Edison, NJ and Littleton, CO) and two of which opened in the second quarter (West Nyack, NY and Overland Park, KS). As many as 10 additional restaurant openings are currently planned for the August-December 2003 timeframe. However, due to the nature of the leased spaces that we select for our upscale restaurants and their highly customized layouts, it is difficult to predict, by quarter, the exact timing of our restaurant openings. The number and timing of our planned restaurant openings can be subject to unforeseen delays that are outside of our control, including factors that are under the influence and control of government agencies and landlords.

        Bakery sales decreased 31.0% to $9.8 million for the thirteen weeks ended July 1, 2003 compared to a record-setting $14.2 million for the same period of the prior year which, in turn, represented a 77% increase over the same quarter of fiscal 2001. We previously disclosed in our Form 10-K for the fiscal year ended December 31, 2002 that bakery sales for the first half of fiscal 2003 were expected to be less than the same period last year due to a very difficult sales comparison. During the first half of fiscal 2002, bakery sales were unusually high principally as a result of the initial inventory pipeline fills for new relationships with the largest warehouse club operator and a national retailer. In addition, a former large-account foodservice industry customer discontinued purchasing our product in the third quarter of fiscal 2002 following a voluntary product withdrawal and recall. While our bakery operations have requalified to do business with this customer, purchase activity has not yet resumed. For the thirteen weeks ended July 1, 2003, sales to warehouse clubs comprised approximately 57% of total bakery sales compared to approximately 51% for the same period of the prior year.

Restaurant Cost of Sales

        During the thirteen weeks ended July 1, 2003, restaurant cost of sales increased 18.9% to $42.8 million compared to $36.0 million for the comparable period last year. The related increase of $6.8 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, these costs were relatively unchanged at 23.9% in the current period versus 23.8% for the same period of the prior year as a result of continued favorable market prices in general for most of the food commodities used in our restaurants, and increasing volume purchase discounts and purchasing power as a result of our continued growth. Assuming that weather or other market conditions outside of our control do not disrupt the current favorable food cost environment, we currently expect the costs for most of our contractible commodities to remain approximately the same during the remainder of fiscal 2003. We are currently able to contract for approximately two-thirds of the food commodities used in our operations for periods up to one year. Approximately one-third of our restaurant cost of sales consists of fresh produce, poultry and dairy commodities that are not currently contractible for periods longer than 30 days in most cases. As a result, these fresh commodities can be subject to unforeseen supply and cost fluctuations due principally to weather and other general agricultural conditions.

        The menu at our restaurants is one of the most diversified in the foodservice industry and, accordingly, is not overly dependent on a single commodity. The principal commodity categories for our restaurants include produce, poultry, meat, fish and seafood, cheese, other dairy products, bread and general grocery items. While we have taken steps to qualify multiple suppliers and enter into agreements for some of the key commodities used in our restaurant operations, there can be no assurance that future supplies and costs for commodities used in our restaurant operations will not fluctuate due to weather and other market conditions outside of our control. For new restaurants, cost of sales will typically be higher than normal during the first 90-120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by our restaurants. Accordingly, restaurant cost of sales as a percentage of restaurant sales could be slightly higher during the August-December 2003 timeframe as a result of our planned openings of as many as 10 new restaurants during that period.

Bakery Cost of Sales

        Bakery cost of sales, which include ingredient, packaging and production supply costs, were $4.5 million for the thirteen weeks ended July 1, 2003 compared to $6.7 million for the same period of the prior year. As a percentage of bakery sales, bakery costs for the thirteen weeks ended July 1, 2003 decreased to 45.5% compared to 47.5% for the comparable period last year. This decrease was primarily attributable to a shift in the mix of sales to products with slightly lower cost of sales as a percentage of their associated price (but with slightly higher selling expenses, which are included in the “other operating costs and expenses” category). While we have taken steps to qualify multiple suppliers and enter into agreements for some of the key commodities used in our bakery operations, there can be no assurance that future supplies and costs for commodities used in our bakery or restaurant operations will not fluctuate due to weather and other market conditions beyond our control. Cream cheese is the most significant commodity used in our bakery products, with an expected requirement for as much as 9-10 million pounds during fiscal 2003. During the first quarter of fiscal 2003, we executed agreements for substantially all of our cream cheese requirements for the 12-month period thereafter with two suppliers at a fixed cost per pound that is slightly lower than the actual cost in fiscal 2002. We may also purchase cream cheese on the spot market as necessary to supplement our agreements.

Labor Expenses

        Labor expenses, which include restaurant-level labor costs and bakery direct production labor costs (including associated fringe benefits), increased 15.0% to $58.3 million for the thirteen weeks ended July 1, 2003 compared to $50.7 million for the same period of the prior year. This increase was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses increased slightly to 30.9% versus 30.6% for the comparable period last year. This percentage increase was primarily due to increased medical insurance costs of approximately 10 to 20 basis points and reverse leverage from lower bakery sales on the fixed portion of labor costs. For new restaurants, labor expenses will typically be higher than normal during the first 90-120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by our restaurants. Accordingly, labor expenses as a percentage of revenues could be higher during the August-December 2003 timeframe as a result of our planned openings of as many as 10 new restaurants during that period.

Other Operating Costs and Expenses

        Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses. Other operating costs and expenses increased 18.5% to $43.5 million for the thirteen weeks ended July 1, 2003 compared to $36.7 million for the same period of the prior year. This increase was principally attributable to new restaurant openings. As a percentage of total revenues, other operating costs and expenses increased to 23.0% for the thirteen weeks ended July 1, 2003 versus 22.2% for the same period of fiscal 2002. This percentage increase was primarily attributable to increased costs for our insurance arrangements of approximately 30 to 40 basis points of total revenues; increased costs for natural gas services to our restaurants of approximately 30 basis points of total revenues; and reverse leverage from lower bakery sales on the fixed portion of our other operating costs and expenses. We expect the increased costs of our insurance arrangements to continue throughout fiscal 2003.

General and Administrative Expenses

        General and administrative (“G&A”) expenses consist of restaurant support expenses (field supervision, manager recruitment and training, relocation and other related expenses), bakery administrative expenses, and corporate support and governance expenses. G&A expenses increased 9.6% to $9.1 million for the thirteen weeks ended July 1, 2003 compared to $8.3 million for the same period of fiscal 2002. As a percentage of total revenues, G&A expenses decreased to 4.8% for the thirteen weeks ended July 1, 2003 compared to 5.0% for the same period of the prior year. This decrease was principally attributable to the leveraging of the fixed component of these costs with higher restaurant sales volumes. During the remainder of fiscal 2003, we plan to continue to add resources to the corporate support and field supervision activities of our operations. Commensurate with the planned openings of as many as 10 new restaurants during the remainder of fiscal 2003, we expect that our absolute G&A expense per quarter will also reflect the ramp-up of restaurant management recruiting and training activities. G&A expenses for fiscal 2003 will also reflect the full-year impact of the new leased training, culinary R&D and office space occupied by the Company in October 2002, as well as new executive positions added to our field supervision organization and other investments to support our future growth. Accordingly, we expect our absolute G&A expense to progressively increase from quarter to quarter during the remainder of fiscal 2003.

Depreciation and Amortization Expenses

        Depreciation and amortization expenses were $6.7 million for the thirteen weeks ended July 1, 2003 compared to $5.5 million for the thirteen weeks ended July 2, 2002. As a percentage of total revenues, depreciation and amortization expenses increased slightly to 3.6% for the thirteen weeks ended July 1, 2003 compared to 3.3% for the same period last year. The increase of $1.2 million for the thirteen weeks ended
July 1, 2003 primarily consisted of higher restaurant depreciation expenses, which were principally due to the openings of new restaurants.

Preopening Costs

        Incurred preopening costs were $1.8 million for the thirteen weeks ended July 1, 2003 compared to $2.2 million for the same period of the prior year. We opened two Cheesecake Factory restaurants during the thirteen weeks ended July 1, 2003 compared to one opening for the same quarter last year. We incurred substantial preopening costs during the same quarter last year related to our third Grand Lux Cafe restaurant, which opened in Chicago in July 2002. In addition, preopening costs were incurred in both periods for restaurant openings in progress.

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

        Our direct preopening cost for a 10,000 square foot, single-story restaurant in an established Company market averages approximately $700,000. There will also be other preopening costs associated with each restaurant opening, including costs for corporate travel and support activities. Preopening costs will usually be higher for larger restaurants, our initial entry into new markets and for new concepts such as Grand Lux Cafe. We usually incur the most significant portion of preopening costs for a typical restaurant opening within the two-month period immediately preceding and the month of the restaurant’s opening. Preopening costs will fluctuate from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant, and the fluctuations could be significant. We expense preopening costs as incurred. Based on our planned openings of as many as 10 new restaurants during the August-December 2003 timeframe, preopening costs will be significantly higher in the second half of fiscal 2003 compared to the prior year. One of these potential openings will be a large Cheesecake Factory restaurant in Honolulu, HI that could open during the fourth quarter of fiscal 2003 and that could likely require a preopening cost of approximately $1 million.

Twenty-six Weeks Ended July 1, 2003 Compared to Twenty-six Weeks Ended July 2, 2002

Revenues

        For the twenty-six weeks ended July 1, 2003, the Company’s total revenues increased 14.5% to $361.5 million compared to $315.6 million for the twenty-six weeks ended July 2, 2002. Restaurant sales increased 19.1% to $344.0 million compared to $288.8 million for the same period of the prior year. The $55.2 million increase in restaurant sales consisted of a $57.3 million increase from the openings of new restaurants and a $2.1 million or approximate 0.8% decrease in comparable restaurant sales. Restaurant sales in the first half of the current year were unfavorably impacted by severe winter weather throughout much of the country that resulted in approximately 22 lost days of restaurant sales due to restaurant closings. An approximate 1% effective menu price was implemented in Cheesecake Factory restaurants during January and February 2003.

        Bakery sales decreased 34.7% to $17.5 million for the twenty-six weeks ended July 1, 2003 compared to a record-setting $26.8 million for the same period of the prior year which, in turn, represented a 66% increase over the same period of fiscal 2001. During the first half of fiscal 2002, bakery sales were unusually high principally as a result of the initial inventory pipeline fills for new relationships with the largest warehouse club operator and a national retailer. In addition, a former large-account foodservice industry customer discontinued purchasing our product in the third quarter of fiscal 2002 following a voluntary product withdrawal and recall. While our bakery operations have requalified to do business with this customer, purchase activity has not yet resumed.

Restaurant Cost of Sales

        During the twenty-six weeks ended July 1, 2003, restaurant cost of sales increased 17.6% to $81.6 million compared to $69.4 million for the comparable period last year. The related increase of $12.2 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, this cost decreased to 23.7% versus 24.0% for the same period of the prior year, principally as a result of slightly lower commodity costs due to favorable market prices and increased volume purchase discounts.

Bakery Cost of Sales

        Bakery cost of sales were $8.1 million for the twenty-six weeks ended July 1, 2003 compared to $12.8 million for the same period of the prior year. As a percentage of bakery sales, bakery cost of sales for the twenty-six weeks ended July 1, 2003 decreased to 46.3% compared to 47.9% for the comparable period last year. This percentage decrease was primarily due to a shift in the mix of sales to products with slightly lower cost of sales as a percentage of their associated price (but with slightly higher selling expenses, which are reported in the “other operating costs and expenses” category) partially offset by a slight increase in the cost for certain dairy-related commodities.

Labor Expenses

        Labor expenses were $114.2 million for the twenty-six weeks ended July 1, 2003 compared to $96.9 million for the same period of the prior year. The related increase of $17.3 million was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses for the twenty-six weeks ended July 1, 2003 increased to 31.6% compared to 30.7% for the comparable period last year. This percentage increase was primarily due to reverse leverage from less-than-expected restaurant and bakery sales on the fixed portion of labor costs in both operations. Additionally, the unpredictable fluctuations in restaurant sales due to the severe winter weather made it difficult for our restaurant operators to adjust hourly labor accordingly.

Other Operating Costs and Expenses

        Other operating costs and expenses increased 17.7% to $83.2 million for the twenty-six weeks ended
July 1, 2003 compared to $70.7 million for the same period of the prior year. The related increase of $12.5 million was principally attributable to new restaurant openings. As a percentage of total revenues, occupancy and other expenses were 23.0% for the 26 weeks ended July 1, 2003 compared to 22.4% for the comparable period of fiscal 2002. This increase was due primarily to increased costs for our insurance arrangements of approximately 30 to 40 basis points of total revenues; increased costs for natural gas and electric services to our restaurants of approximately 30 basis points of total revenues; and reverse leverage from lower bakery sales on the fixed portion of our other operating costs and expenses.

General and Administrative Expenses

        General and administrative expenses increased to $17.8 million for the twenty-six weeks ended July 1, 2003 compared to $15.9 million for the same period of fiscal 2002, an increase of $1.9 million or 11.9%. As a percentage of total revenues, general and administrative expenses decreased to 4.9% for the twenty-six weeks ended July 1, 2003 compared to 5.0% for the same period of the prior year. This decrease was principally attributable to the leveraging of the fixed component of these costs with higher sales volumes.

Depreciation and Amortization Expenses

        Depreciation and amortization expenses were $13.3 million for the twenty-six weeks ended July 1, 2003 compared to $10.7 million for the same period of the prior year. The related increase of $2.6 million was principally attributable to new restaurant openings. As a percentage of total revenues, depreciation and amortization expenses were 3.7% for the twenty-six weeks ended July 1, 2003 compared to 3.4% for the same period last year.

Preopening Costs

        Incurred preopening costs were $3.3 million for the twenty-six weeks ended July 1, 2003 compared to $4.9 million for the same period of the prior year. We incurred preopening costs to open four Cheesecake Factory restaurants during each of the twenty-six weeks ended July 1, 2003 and July 2, 2002. We also incurred substantial preopening costs during the twenty-six weeks ended July 2, 2002 related to our third Grand Lux Cafe restaurant, which opened in Chicago in July 2002. In addition, we incurred preopening costs in both periods for other restaurant openings in progress.

Liquidity and Capital Resources

        The following table sets forth a summary of the Company’s key liquidity measurements at July 1, 2003 and December 31, 2002.

	July 1, 2003	December 31, 2002
	(dollar amounts in millions)
Cash and marketable securities on hand	$127.0	$114.5
Net working capital	$5.1	$11.3
Adjusted net working capital (1)	$105.0	$102.9
Current ratio	1.1:1	1.2:1
Adjusted current ratio (1)	2.4:1	2.7:1
Long-term debt	—	—

(1)	Includes all marketable securities classified as either current ($21.8 million and $11.8 million at
July 1, 2003 and December 31, 2002, respectively) or noncurrent assets ($99.9 million and $91.6 million at July 1, 2003 and December 31, 2002, respectively).

        During the twenty-six weeks ended July 1, 2003, our balance of cash and marketable securities on hand increased by $12.5 million to $127.0 million from the December 31, 2002 balance. This increase was primarily attributable to increased cash flows from operations. In the table above, we also present adjusted net working capital and current ratio calculations that include all marketable securities classified as either current or noncurrent assets. We believe these adjusted calculations provide investors with useful information regarding our overall liquidity position because all marketable securities are readily available to meet our liquidity requirements. In response to the recent decrease in the general level of interest rates in our forecasted cash flow requirements, we slightly lengthened the average maturity of our marketable securities portfolio in order to capture additional investment yield. As a result, most of our investments in marketable securities now have maturities in excess of one year and are classified as noncurrent assets, but remain available for our liquidity requirements.

        As of July 22, 2003, there were no borrowings outstanding under the Company’s $25 million revolving credit and term loan facility (the “Credit Facility”). $11.5 million of the Credit Facility has been reserved to support a letter of credit for our insurance programs. Borrowings under the Credit Facility will bear interest at variable rates based, at our option, on either the prime rate of interest, the lending institution’s cost of funds rate plus 0.75% or the applicable LIBOR rate plus 0.75%. The Credit Facility expires on May 31, 2004. On that date, a maximum of $25 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates. The Credit Facility is not collateralized and requires us to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of its operations, with which we are currently in compliance.

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

        We have commenced an evaluation of various alternatives to develop a second bakery production facility, which will likely be located on the East Coast. We currently expect to complete this evaluation before the end of fiscal 2003 and to commence initial work on a second facility during fiscal 2004. During fiscal 2003, we plan to add equipment to our current bakery production facility that will effectively increase the productive capacity of that facility by approximately 20%. The required funding for this capacity addition is contemplated in the capital expenditure estimate provided in the preceding paragraph.

        Based on our current expansion objectives and opportunities, we believe that our cash and short-term investments on hand, coupled with expected cash provided by operations, available borrowings under our Credit Facility and expected landlord construction contributions should be sufficient to finance our planned capital expenditures and other operating activities through fiscal 2004. We may seek additional funds to finance our growth in the future. However, there can be no assurance that such funds will be available when needed or be available on terms acceptable to us.

        During fiscal 1998, our Board of Directors authorized the repurchase of up to 1,687,500 shares of our common stock for reissuance upon the exercise of stock options under the Company’s current stock option plans. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. Under this authorization, we have repurchased 1,077,300 shares at a total cost of approximately $17.2 million under this authorization through July 22, 2003.

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

        SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of SFAS No. 123,” provides alternative methods for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation as required by SFAS No. 123, “Accounting for Stock Based Compensation.” This statement also requires additional disclosure related to stock-based employee compensation in interim financial reporting. This statement is effective for fiscal years ending after December 15, 2002. This statement did not have any impact on our Consolidated Financial Statements as we have adopted the “disclosure only” provisions of SFAS No. 123. The additional disclosure requirements are reflected in this Form 10-Q.

        SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial statements issued after May 2003. This statement did not have any impact on our Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to market risk from changes in interest rates on funded debt. This exposure relates to our $25 million revolving credit and term loan facility (the “Credit Facility”). As of July 22, 2003, there were no borrowings outstanding under the Credit Facility. Borrowings under the Credit Facility bear interest at variable rates based on either the prime rate of interest, the lending institution’s cost of funds plus 0.75% or LIBOR plus 0.75%. A hypothetical 1% interest rate change would not have any current impact on our results of operations.

        A change in market prices also exposes us to market risk related to our investments in marketable securities. As of July 1, 2003, we held $122 million in marketable securities. A hypothetical 10% decline in the market value of those securities would result in a $12.2 million unrealized loss and a corresponding decline in their fair value. This hypothetical decline would not affect cash flows from operations and would not have an impact on net income until the securities were disposed of.

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

Item 4. Controls and Procedures

        Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended), our Chief (principal) Executive Officer and our Chief (principal) Financial Officer have concluded that such controls and procedures were effective as of the period covered by this report. In connection with such evaluation, no change in the Company’s internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The Attorney General of the State of California (State Attorney General) filed lawsuits on or about
April 10, 2003 in the Los Angeles Superior Court against the Company, as well as several other restaurant chains, alleging that the defendants violated the provisions of an initiative statute known as “Proposition 65" and California Business and Professions Code Section 17203 by serving fish containing mercury and mercury compounds without providing the warnings required by Proposition 65. The lawsuit seeks the assessment of civil penalties under the statutes of $2,500 per day for each violation and an injunction requiring the furnishing of the requisite notice. The Company and several other restaurant litigants against whom similar lawsuits were filed are participating in an industry-wide task force to investigate the allegations asserted in the lawsuit. Committees of this task force are in ongoing discussions with representatives of the State Attorney General to investigate and discuss the scientific basis for the allegations and reach agreement on any notices that may be required under Proposition 65. The Company has implemented interim notices under Proposition 65 in order to mitigate liability to the Company while this investigation is proceeding and pending settlement. The filing of the lawsuit by the State Attorney General has preempted action by private litigants to assert the same claims under Proposition 65. Since the State Attorney General’s lawsuit is limited to certain identified species of fish, it is possible that private actions may be asserted as to other as yet unidentified species of fish and seafood which may or may not be asserted against the Company. The State Attorney General’s office has moved to consolidate this lawsuit with similar lawsuits previously filed against several supermarket companies. The Company cannot reasonably estimate at this time the potential liability, if any, arising as a result of this litigation. The Company intends to defend the lawsuit vigorously. Although the outcome cannot be ascertained at this time, the Company does not believe that its disposition would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

        In December 2002, two former hourly restaurant employees in California filed a lawsuit against the Company alleging violations of California labor laws with respect to providing meal and rest breaks. The lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. Discovery is currently continuing in this matter. The Company intends to vigorously defend its position. Although the outcome cannot be ascertained at this time, the Company does not believe that its disposition would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Stockholders

        Our Annual Meeting of Stockholders was held on May 13, 2003 in Thousand Oaks, California. The matters submitted for a vote and the related election results are as follows:

(a)	To elect two nominees to serve as directors of the Company for three-year terms and until respective successors shall be qualified. The results of the vote taken were as follows:

	For	Withhold

Jerome I. Kransdorf	27,868,775	8,143,559
Wayne H. White	27,867,827	8,144,507

(b)	To act upon a stockholder’s non-binding proposal recommending the Board adopt a policy to submit for stockholder approval all equity compensation plans, including the Year 2000 Performance Stock Option Plan. The result of the vote taken was as follows:

For	Against	Abstain

17,446,040	13,483,782	351,834
18

(c)	To act upon a stockholder’s non-binding proposal recommending the Board establish a policy of expensing in the Company’s annual income statement the costs of all future stock options issued by the Company. The result of the vote taken was as follows:

For	Against	Abstain

12,482,483	18,151,804	647,369

(d)	To act upon a stockholder’s non-binding proposal recommending the Board submit the stockholder’s rights plan or “poison pill” to a stockholder vote for approval, and if this approval is not granted in the form of a majority of the shares outstanding, then the rights plan be redeemed. The result of the vote taken was as follows:

For	Against	Abstain

18,019,442	13,184,118	78,096

(e)	To act upon a stockholder’s non-binding proposal recommending the Board repeal the provisions in the Certificate of Incorporation and Bylaws that provide for the Company’s classified board. The result of the vote taken was as follows:

For	Against	Abstain

19,253,757	11,793,300	234,599

(f)	To act upon a stockholder’s non-binding proposal recommending the Board separate the position of Chairman and Chief Executive Officer and provide that the Chairman of the Board be an independent, outside director elected by the directors. The result of the vote taken was as follows:

For	Against	Abstain

9,230,395	21,828,315	222,946

(g)	To act upon a stockholder’s non-binding proposal recommending the Board remove the stockholder “supermajority” voting requirement. The result of the vote taken was as follows:

For	Against	Abstain

21,747,948	9,480,089	53,619

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit 3.1	Amendment of Bylaws of Corporation

Exhibit 10.13	Peter J. D’Amelio Employment Agreement

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

19

(b)	Reports on Form 8-K.

The Company filed the following reports on Form 8-K during the second quarter:

On April 21, 2003, the Company filed a current report on Form 8-K announcing first quarter financial results.

On May 20, 2003, the Company filed a current report on Form 8-K announcing the opening of The Cheesecake Factory restaurant in West Nyack, New York; and the proxy voting results subsequent to the Company’s Annual Meeting of Stockholders.

On June 3, 2003, the Company filed a current report on Form 8-K announcing that Company management would be presenting at investment conferences in June.

On July 1, 2003, the Company filed a current report on Form 8-K announcing the opening of The Cheesecake Factory restaurant in Overland Park, Kansas.

The Company filed the following reports on Form 8-K subsequent to the close of the second quarter:

On July 15, 2003, the Company filed a current report on Form 8-K announcing that the second quarter earnings conference call would be broadcast on the Internet.

On July 22, 2003, the Company filed a current report on Form 8-K announcing the second quarter financial results.

20
SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 22, 2003	THE CHEESECAKE FACTORY INCORPORATED

By:  /s/ DAVID OVERTON
      ——————————————
      David Overton
      Chairman of the Board and Chief Executive Officer
      (Principal Executive Officer)

By:  /s/ GERALD W. DEITCHLE
      ——————————————
      Gerald W. Deitchle
      President and Chief Financial Officer
      (Principal Executive Officer)

By:  /s/ MICHAEL J. DIXON
      ——————————————
      Michael J. Dixon
      Vice President - Finance and Controller
(Principal Accounting Officer)

21
INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

3.1	Amendment of Bylaws of Corporation

10.13	Peter J. D’Amelio Employment Agreement

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002

22