Form 10-Q
period 2003-09-30
CHEESECAKE FACTORY INCORPORATED
filed 2003-10-30
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

_________________

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

        As of October 22, 2003, 51,691,320 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

INDEX

Page Number
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Balance Sheets – September 30, 2003 and December 31, 2002	1
Consolidated Statements of Operations – Thirteen and thirty-nine weeks ended
September 30, 2003 and October 1, 2002	2
Consolidated Statement of Stockholders’ Equity – Thirty-nine weeks ended
September 30, 2003	3
Consolidated Statements of Cash Flows – Thirty-nine weeks ended
September 30, 2003 and October 1, 2002	4
Notes to Consolidated Financial Statements – September 30, 2003	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures about Market Risk	16
Item 4. Controls and Procedures	16

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	18
Item 6. Exhibits and Reports on Form 8-K	18

Signatures	19
Index to Exhibits	20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Data)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,706	$11,033
Investments and marketable securities	23,881	11,819
Accounts receivable	6,538	5,490
Other receivables	25,138	17,751
Inventories	24,007	17,985
Prepaid expenses	4,636	7,050
Deferred income taxes	3,544	2,160

Total current assets	89,450	73,288

Property and equipment, net	328,816	282,213

Other assets:
Marketable securities	94,385	91,634
Other receivables	7,650	5,868
Trademarks	2,017	1,940
Other	12,258	8,899

Total other assets	116,310	108,341

Total assets	$534,576	$463,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,253	$14,839
Income taxes payable	4,961	—
Other accrued expenses	52,317	47,154

Total current liabilities	79,531	61,993

Deferred income taxes	22,285	22,285
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none
issued and outstanding	—	—
Junior participating cumulative preferred stock, $.01 par value,
150,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 150,000,000 shares authorized;
51,691,264 and 50,995,890 issued at September 30, 2003 and
December 31, 2002, respectively	516	510
Additional paid-in capital	218,870	205,994
Retained earnings	230,042	187,776
Unrealized gain on available-for-sale securities	486	1,664
Treasury stock, 1,077,300 and 1,047,300 shares at cost at
September 30, 2003 and December 31, 2002, respectively	(17,154)	(16,380)

Total stockholders’ equity	432,760	379,564

Total liabilities and stockholders’ equity	$534,576	$463,842

The accompanying notes are an integral part of these consolidated financial statements. 1

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Net Income Per Share Data) (Unaudited)

	Thirteen Weeks Ended September 30, 2003	Thirteen Weeks Ended October 1, 2002	Thirty-nine Weeks Ended September 30, 2003	Thirty-nine Weeks Ended October 1, 2002
Revenues:
Restaurant sales	$187,655	$152,916	$531,647	$441,756
Bakery sales to other foodservice
operators, retailers and distributors	10,177	9,066	27,665	35,820

Total revenues	197,832	161,982	559,312	477,576

Costs and expenses:
Restaurant cost of sales	45,492	35,763	127,122	105,173
Bakery cost of sales	4,664	3,937	12,767	16,744
Labor expenses	60,395	50,248	174,557	147,127
Other operating costs and expenses	46,487	39,110	129,720	109,818
General and administrative expenses	9,075	7,580	26,859	23,453
Depreciation and amortization
expenses	6,975	5,909	20,241	16,620
Preopening costs	4,066	2,192	7,368	7,187

Total costs and expenses	177,154	144,739	498,634	426,122

Income from operations	20,678	17,243	60,678	51,454
Interest income, net	987	1,048	2,909	3,038
Other income, net	665	499	2,146	1,333

Income before income taxes	22,330	18,790	65,733	55,825
Income tax provision	7,972	6,708	23,467	19,929

Net income	$14,358	$12,082	$42,266	$35,896

Net income per share:
Basic	$0.28	$0.24	$0.84	$0.73

Diluted	$0.28	$0.24	$0.82	$0.70

Weighted average shares outstanding:
Basic	50,522	49,602	50,270	49,082
Diluted	51,900	51,137	51,644	51,074

The accompanying notes are an integral part of these consolidated financial statements. 2

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In Thousands) (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unrealized Gain (Loss) on Available-for-Sale Securities	Treasury Stock	Total
Balance, December 31, 2002	$510	$205,994	$187,776	$1,664	$(16,380)	$379,564
Comprehensive income:
Net income	—	—	42,266	—	—
Net unrealized loss	—	—	—	(1,178)	—
Total comprehensive income						41,088
Issuance of common stock pursuant to stock option plan	6	6,941	—	—	—	6,947
Tax benefit related to stock options exercised	—	5,935	—	—	—	5,935
Purchase of treasury stock	—	—	—	—	(774)	(774)

Balance, September 30, 2003	$516	$218,870	$230,042	$486	$(17,154)	$432,760

The accompanying notes are an integral part of these consolidated financial statements. 3

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Thirty-nine Weeks Ended September 30, 2003	Thirty-nine Weeks Ended October 1, 2002
Cash flows from operating activities:
Net income	$42,266	$35,896
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	20,241	16,620
Gain on available-for-sale securities	(1,850)	(1,086)
Deferred income taxes	(730)	(4)
Tax benefit related to stock options exercised	5,935	19,929
Changes in assets and liabilities:
Accounts receivable	(1,048)	509
Other receivables	(9,169)	615
Inventories	(6,022)	(4,898)
Prepaid expenses	2,414	459
Trademarks	(77)	(100)
Other	(3,472)	(898)
Accounts payable	7,414	(5,491)
Income taxes payable	4,961	330
Other accrued expenses	5,163	4,852

Net cash provided by operating activities	66,026	66,733

Cash flows from investing activities:
Additions to property and equipment	(66,699)	(62,401)
Investments in available-for-sale securities	(115,203)	(91,811)
Sales of available-for-sale securities	100,376	72,892

Net cash used in investing activities	(81,526)	(81,320)

Cash flows from financing activities:
Issuance of common stock	6	20
Proceeds from exercise of employee stock options	6,941	17,919
Purchase of treasury stock	(774)	(7,059)

Net cash provided by financing activities	6,173	10,880

Net change in cash and cash equivalents	(9,327)	(3,707)

Cash and cash equivalents at beginning of period	11,033	14,025

Cash and cash equivalents at end of period	$1,706	$10,318

Supplemental disclosures:
Interest paid	$—	$—

Income taxes paid	$12,581	$421

The accompanying notes are an integral part of these consolidated financial statements. 4

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

NOTE A – BASIS OF PRESENTATION

        The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we”, “us” and “our”) and its wholly owned subsidiaries (The Cheesecake Factory Restaurants, Inc.; The Cheesecake Factory Bakery Incorporated; The Cheesecake Factory Assets Co. LLC; C.F.I Promotions Co. LLC; C.F.R.I Assets Holding Co. LLC; C.F.R.I. Texas Restaurants LP; The Houston Cheesecake Factory Corporation; TCF Stonebriar Club Incorporated; Cheesecake Factory Restaurants of Kansas LLC and Grand Lux Cafe LLC) for the thirteen weeks and thirty-nine weeks ended September 30, 2003 prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements presented herein have not been audited by independent public accountants, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the period. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year. The consolidated balance sheet data presented herein for December 31, 2002 was derived from our audited consolidated financial statements for the fiscal year then ended, but does not include all disclosures required by generally accepted accounting principles. The preparation of financial statements in accordance with generally accepted accounting principles requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

NOTE B – INVESTMENTS AND MARKETABLE SECURITIES

        Investments and marketable securities, all classified as available-for-sale, consisted of the following as of September 30, 2003 (in thousands):

Classification	Cost	Fair Value	Unrealized Gain	Balance Sheet Amount	Maturity

Current assets:
Available-for-sale securities:
U.S. Treasury securities	$14,310	$14,370	$60	$14,370	December 2003 to September 2004
Corporate debt securities	9,358	9,511	153	9,511	November 2003 to September 2004

Total	$23,668	$23,881	$213	$23,881

Other assets:
Available-for-sale securities:
U.S. Treasury securities	$65,969	$66,151	$182	$66,151	October 2004 to March 2009
Corporate debt securities	27,873	28,234	361	28,234	October 2004 to February 2019

Total	$93,842	$94,385	$543	$94,385

5

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2003
(Unaudited)

NOTE C–STOCK-BASED EMPLOYEE COMPENSATION

        In accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” we have elected to account for our stock-based employee compensation plans under the intrinsic value method which requires compensation expense to be recorded only if, on the date of grant, the current market price of the Company’s common stock exceeds the exercise price the employee must pay for the stock. The Company’s policy is to grant stock options at the fair market value of the underlying stock at the date of grant. Accordingly, no compensation expense has been recognized for our stock option plans. Had compensation expense for our stock option plans been determined based on the fair value at the grant date for awards through September 30, 2003 consistent with the provisions of SFAS No. 123, our after-tax net income and after-tax net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except net income per share):

	Thirteen Weeks Ended September 30, 2003	Thirteen Weeks Ended October 1, 2002	Thirty-nine Weeks Ended September 30, 2003	Thirty-nine Weeks Ended October 1, 2002
Net income, as reported	$14,358	$12,082	$42,266	$35,896
Total stock-based employee compensation
expense determined under the fair value
method for all awards, net of related tax
effects	(1,750)	(1,667)	(5,692)	(4,812)

Net income, pro forma	$12,608	$10,415	$36,574	$20,672

Basic net income per share, as reported	$0.28	$0.24	$0.84	$0.73
Basic net income per share, pro forma	$0.25	$0.21	$0.73	$0.63
Diluted net income per share, as reported	$0.28	$0.24	$0.82	$0.70
Diluted net income per share, pro forma	$0.24	$0.20	$0.71	$0.61

NOTE D – NET INCOME PER SHARE

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

NOTE E – STOCK TRANSACTIONS

        During fiscal 1998, our Board of Directors authorized the repurchase of up to 1,687,500 shares of our common stock for reissuance upon the exercise of stock options under the Company’s current stock option plans. As of September 30, 2003, we have repurchased 1,077,300 shares at a total cost of approximately $17.2 million under this authorization.

NOTE F – COMPREHENSIVE INCOME

Comprehensive income consisted of (in thousands):

	Thirteen Weeks Ended September 30, 2003	Thirteen Weeks Ended October 1, 2002	Thirty-nine Weeks Ended September 30, 2003	Thirty-nine Weeks Ended October 1, 2002
Net income	$14,358	$12,082	$42,266	$35,896
Net unrealized gain (loss) on
available-for-sale securities	(678)	1,046	(1,178)	1,169

Total comprehensive income	$13,680	$13,128	$41,088	$37,065

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

NOTE G – RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        As of October 22, 2003, The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we”, “us” and “our”) operated 68 upscale, full-service, casual dining restaurants under The Cheesecake Factory® mark. We also operated three upscale casual dining restaurants under the Grand Lux Cafe® mark in Los Angeles, California, Chicago, Illinois and Las Vegas, Nevada; one self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark inside the DisneyQuest® family entertainment center in Orlando, Florida; and a bakery production facility. We also licensed three limited menu bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.

        Our revenues consist of sales from our restaurant operations and sales from our bakery operations to other foodservice operators, retailers and distributors (“bakery sales”). Sales and cost of sales are separately reported for restaurant and bakery activities. All other operating cost and expense categories are reported on a combined basis for both restaurant and bakery activities. The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole. The following discussion should be read in conjunction with our interim unaudited consolidated financial statements and notes thereto included in this Form 10-Q and the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2002.

        The Company utilizes a 52/53 week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal 2003 will consist of 52 weeks and will end on December 30, 2003. Our next 53-week fiscal year will occur in fiscal 2005.

Results of Operations

        The following table sets forth, for the periods indicated, the Consolidated Statements of Operations of the Company expressed as percentages of total revenues. The results of operations for the thirteen weeks and thirty-nine weeks ended September 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

	Thirteen Weeks Ended September 30, 2003	Thirteen Weeks Ended October 1, 2002	Thirty-nine Weeks Ended September 30, 2003	Thirty-nine Weeks Ended October 1, 2002
	%	%	%	%
Revenues:
Restaurant sales	94.9	94.4	95.1	92.5
Bakery sales to other foodservice
operators, retailers and distributors	5.1	5.6	4.9	7.5

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant cost of sales	23.0	22.1	22.7	22.0
Bakery cost of sales	2.4	2.4	2.3	3.5
Labor expenses	30.5	31.0	31.2	30.8
Other operating costs and expenses	23.4	24.1	23.2	23.0
General and administrative expenses	4.6	4.7	4.8	4.9
Depreciation and amortization expenses	3.5	3.6	3.6	3.5
Preopening costs	2.1	1.4	1.4	1.5

Total costs and expenses	89.5	89.3	89.2	89.2

Income from operations	10.5	10.7	10.8	10.8
Interest income, net	0.5	0.6	0.5	0.6
Other income, net	0.3	0.3	0.4	0.3

Income before income taxes	11.3	11.6	11.7	11.7
Income tax provision	4.0	4.1	4.1	4.2

Net income	7.3	7.5	7.6	7.5

8

Thirteen Weeks Ended September 30, 2003 Compared to Thirteen Weeks Ended October 1, 2002

Revenues

        For the thirteen weeks ended September 30, 2003, the Company’s total revenues increased 22.1% to $197.8 million compared to $162.0 million for the thirteen weeks ended October 1, 2002. Restaurant sales increased 22.8% to $187.7 million compared to $152.9 million for the same period of the prior year. The $34.8 million increase in restaurant sales consisted of a $2.4 million or approximate 1.8% increase in comparable restaurant sales and a $32.4 million increase from the openings of new restaurants. Our approximate 1.8% increase in comparable restaurant sales during the quarter closely approximated the current effective price increase in our menu, which is all that we generally expect to achieve given our industry-leading sales productivity metrics. Other factors can impact our comparable restaurant sales comparisons, including (but not limited to) national and regional economic and public safety conditions that impact consumer confidence and spending, as well as inclement weather conditions. As a result of the openings of new restaurants during the past 12 months, total restaurant operating weeks increased approximately 21% for the thirteen weeks ended September 30, 2003 and average sales per restaurant operating week increased approximately 1.5% to $212,300 compared to $209,200 for the same period last year.

        The percentage increase in comparable restaurant sales for the thirteen weeks ended September 30, 2003 slightly exceeded the percentage increase in average weekly sales for the same period due principally to the weekly sales volumes at several newer restaurants that are gradually decreasing, as expected, from their initial grand opening or “honeymoon” sales levels to their sustainable and expected run-rate levels. It is common in the restaurant industry for new locations to open with sales volumes well in excess of their sustainable run-rate levels due to grand opening promotional and consumer awareness activities that generate abnormally high customer traffic for a period of several months.

        Our primary restaurant expansion objective is to increase our total restaurant productive square feet and operating weeks by approximately 23% and 21%, respectively, during fiscal 2003. We currently expect to open as many as 14 new Cheesecake Factory restaurants during fiscal 2003, four of which opened in the first half of the year (Edison, NJ, Littleton, CO, West Nyack, NY and Overland Park, KS) and three of which opened in the third quarter (Tyson’s Corner, VA, Raleigh, NC and White Plains, NY). Three additional restaurants were opened in the first three weeks of the fourth quarter (San Jose, CA, The Woodlands, TX and Cleveland, OH). As many as four additional restaurant openings are currently planned for the November to December 2003 timeframe, provided that unforeseen delays do not occur as a result of our construction, preopening and permitting processes. Due to the nature of the leased spaces that we select for our upscale restaurants and their highly customized layouts, it is difficult to predict, by quarter, the exact timing of our restaurant openings. The number and timing of our planned restaurant openings can be subject to unforeseen delays that are outside of our control, including factors that are under the influence and control of government agencies and landlords. The Company’s current expansion goal for fiscal 2004 is to open as many as 16 new full-service restaurants, consisting of approximately 14 Cheesecake Factory restaurants and two Grand Lux Cafes. Specific locations have been identified for substantially all of these potential restaurants, with five signed leases already in hand and several leases in the final stages of negotiation. As many as three Cheesecake Factory restaurants are currently expected to open during the first quarter of fiscal 2004.

        Bakery sales increased 12.1% to $10.2 million for the thirteen weeks ended September 30, 2003 compared to $9.1 million for the same period of the prior year. This increase was primarily attributable to increased sales to the warehouse clubs, which comprised approximately 70% of total bakery sales in the current period compared to approximately 57% for the same period of the prior year. In addition, sales in the comparable period of the prior year were impacted by a voluntary withdrawal of bakery products that were produced in the Company’s bakery production facility during a four-day period in July 2002 due to possible bacteria contamination. For fiscal 2004, the Company’s current goal is to achieve at least a 5% increase in bakery sales compared to fiscal 2003.

Restaurant Cost of Sales

        During the thirteen weeks ended September 30, 2003, restaurant cost of sales increased 27.1% to $45.5 million compared to $35.8 million for the comparable period last year. The related increase of $9.7 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, restaurant cost of sales increased approximately 80 basis points to 24.2% in the current period versus 23.4% for the same period of the prior year.

        The menu at our restaurants is one of the most diversified in the foodservice industry and, accordingly, is not overly dependent on a single commodity. Changes in costs for one commodity are often, but not always, counterbalanced by cost changes in other commodity categories. The principal commodity categories for our restaurants include fresh produce, poultry, meat, fish and seafood, cheese, other fresh dairy products, bread and general grocery items. Compared to the same period last year, we experienced increased costs for fresh poultry, fish and certain meat-related commodities during the third quarter. Higher costs for these commodities were partially offset by lower costs for other commodities, such as shrimp and many general grocery items, coupled with increased volume purchase discounts and purchasing power as a result of our continued growth. We are currently able to contract for approximately two-thirds of the food commodities used in our restaurant operations for periods up to one year. Approximately one-third of our restaurant cost of sales consists of fresh produce, poultry, fish, meat and dairy commodities that are not currently contractible for periods longer than 30 days in most cases. As a result, these fresh commodities can be subject to unforeseen supply and cost fluctuations due principally to weather and other general agricultural conditions. During the fourth quarter of fiscal 2003, we currently expect the cost for our fresh poultry items to gradually decrease to the approximate level experienced in the same quarter last year, and we currently expect the cost for fresh fish and certain meat-related commodities to continue at the higher levels experienced during the third quarter of fiscal 2003. However, the availability and cost for our fresh commodities can fluctuate unexpectedly at any time for a variety of reasons.

        We generally update and reprint the menus in our restaurants twice a year. For Cheesecake Factory restaurants, these updates generally occur during January-February and July-August. As has been our past practice, we will carefully consider opportunities to introduce new menu items and implement selected menu price increases to help offset expected cost increases for key commodities and other goods and services utilized by our operations. While we have been successful in the past to react to inflation and other changes in the costs of key operating resources by gradually increasing prices for our menu items, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no absolute assurance that we will be able to continue to do so in the future.

        While we have taken steps to qualify multiple suppliers and enter into agreements for some of the key commodities used in our restaurant operations, there can be no assurance that future supplies and costs for commodities used in our restaurant operations will not fluctuate due to weather and other market conditions outside of our control. For new restaurants, cost of sales will typically be higher than normal during the first 90-120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by our restaurants. Accordingly, restaurant cost of sales as a percentage of restaurant sales could be slightly higher during the fourth quarter of fiscal 2003 as a result of our planned openings of as many as seven new restaurants during that quarter.

Bakery Cost of Sales

        Bakery cost of sales, which include ingredient, packaging and production supply costs, were $4.7 million for the thirteen weeks ended September 30, 2003 compared to $3.9 million for the same period of the prior year. As a percentage of bakery sales, bakery costs for the thirteen weeks ended September 30, 2003 increased to 45.8% compared to 43.4% for the comparable period last year but were relatively unchanged from the 45.5% reported for the sequential quarter. Compared to the same quarter last year, the increase in bakery cost of sales as a percentage of bakery sales was principally due to a shift in the sales mix to products with slightly higher cost of sales.

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

Labor Expenses

        Labor expenses, which include restaurant-level labor costs and bakery direct production labor costs (including associated fringe benefits), increased 20.3% to $60.4 million for the thirteen weeks ended September 30, 2003 compared to $50.2 million for the same period of the prior year. This increase was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses decreased to 30.5% versus 31.0% for the comparable period last year. This decrease was primarily attributable to the leveraging of the fixed component of our labor costs with the 22% increase in total revenues. In addition, minimal increases in our average hourly wages and slightly lower hourly staff turnover and training costs in our restaurant operations during the quarter offset increased costs for our current medical insurance benefit plan of approximately 10 to 20 basis points, as well as the carrying cost of temporarily inefficient direct and indirect manufacturing labor in our bakery production operations as we continue to strive to better leverage these labor resource with increased outside bakery sales volumes.

        For new restaurants, labor expenses will typically be higher than normal during the first 90-120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by our restaurants. Accordingly, labor expenses as a percentage of revenues could be higher during the fourth quarter of fiscal 2003 as a result of our planned openings of as many as seven new restaurants during that quarter.

Other Operating Costs and Expenses

        Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses. Other operating costs and expenses increased 18.9% to $46.5 million for the thirteen weeks ended September 30, 2003 compared to $39.1 million for the same period of the prior year. This increase was principally attributable to new restaurant openings. As a percentage of total revenues, other operating costs and expenses increased to 23.4% for the thirteen weeks ended September 30, 2003 versus 22.8% for the same period of fiscal 2002 (after excluding costs and expenses associated with the August 2002 bakery product withdrawal of approximately $2.1 million or 1.3% of total revenues included in the prior year amounts). This adjusted increase of approximately 60 basis points was due primarily to increased costs for natural gas and electric services to our restaurants amounting to approximately 30 basis points of total revenues; and increased selling and distribution costs related to higher bakery sales to our warehouse club customers.

General and Administrative Expenses

        General and administrative (“G&A”) expenses consist of restaurant support expenses (field supervision, manager recruitment and training, relocation and other related expenses), bakery administrative expenses, and corporate support and governance expenses. G&A expenses increased 19.7% to $9.1 million for the thirteen weeks ended September 30, 2003 compared to $7.6 million for the same period of fiscal 2002. As a percentage of total revenues, G&A expenses decreased slightly to 4.6% for the thirteen weeks ended September 30, 2003 compared to 4.7% for the same period of the prior year. This decrease was principally attributable to the leveraging of the fixed component of these costs with higher restaurant sales volumes. During the remainder of fiscal 2003 and into fiscal 2004, we plan to continue to add resources to the corporate support and field supervision activities of our operations to support our future growth. Commensurate with the three restaurants already opened in the fourth quarter and the planned openings of as many as four new restaurants during the remainder of fiscal 2003, we expect that our absolute G&A expense per quarter will also reflect the ramp-up of restaurant management recruiting and training activities. Accordingly, we expect our absolute G&A expense to progressively increase from quarter to quarter during the remainder of fiscal 2003 and into fiscal 2004.

Depreciation and Amortization Expenses

        Depreciation and amortization expenses were $7.0 million for the thirteen weeks ended September 30, 2003 compared to $5.9 million for the thirteen weeks ended October 1, 2002. As a percentage of total revenues, depreciation and amortization expenses decreased slightly to 3.5% for the thirteen weeks ended September 30, 2003 compared to 3.6% for the same period last year. The increase of $1.1 million for the thirteen weeks ended September 30, 2003 primarily consisted of higher restaurant depreciation expenses, which were principally due to the openings of new restaurants.

Preopening Costs

        Incurred preopening costs were $4.1 million for the thirteen weeks ended September 30, 2003 compared to $2.2 million for the same period of the prior year. We opened three Cheesecake Factory restaurants during the thirteen weeks ended September 30, 2003 compared to two Cheesecake Factory restaurants and one Grand Lux Cafe restaurant openings for the same quarter last year. In addition, preopening costs were incurred in both periods for restaurant openings in progress.

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

        Our direct preopening cost for a 10,000 square foot, single-story restaurant in an established Company market averages approximately $700,000. There will also be other preopening costs associated with each restaurant opening, including costs for corporate travel and support activities. Preopening costs will usually be higher for larger restaurants, our initial entry into new markets and for new concepts such as Grand Lux Cafe. We usually incur the most significant portion of preopening costs for a typical restaurant opening within the two-month period immediately preceding and the month of the restaurant’s opening. Preopening costs will fluctuate from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant, and the fluctuations could be significant. We expense preopening costs as incurred. Based on our planned openings of as many as seven new restaurants during the October to December 2003 timeframe, we currently expect total preopening costs to be in the range of $5 million during the fourth quarter of fiscal 2003. One of these potential openings will be a large Cheesecake Factory restaurant in Honolulu, HI that could open during the fourth quarter of fiscal 2003 and that could likely require a preopening cost of approximately $1 million.

Thirty-nine Weeks Ended September 30, 2003 Compared to Thirty-nine Weeks Ended October 1, 2002

Revenues

        For the thirty-nine weeks ended September 30, 2003, the Company’s total revenues increased 17.1% to $559.3 million compared to $477.6 million for the thirty-nine weeks ended October 1, 2002. Restaurant sales increased 20.3% to $531.6 million compared to $441.8 million for the same period of the prior year. The $89.8 million increase in restaurant sales consisted of a $89.6 million increase from the openings of new restaurants and a $0.2 million or approximate 0.1% increase in comparable restaurant sales. Sales in comparable restaurants benefited in part from effective menu price increases of approximately 1.5% in fiscal 2003 at Cheesecake Factory restaurants. However, this benefit was essentially offset by unfavorable winter weather comparisons and cooler, rainier spring weather comparisons that impacted many of our restaurants during the first half of fiscal 2003.

        Bakery sales decreased 22.6% to $27.7 million for the thirty-nine weeks ended September 30, 2003 compared to a record-setting $35.8 million for the same period of the prior year which, in turn, represented a 42.1% increase over the same period of fiscal 2001. During the first half of fiscal 2002, bakery sales were unusually high principally as a result of the initial inventory pipeline fills for new relationships with the largest warehouse club operator and a national retailer. In addition, a former large-account foodservice industry customer discontinued purchasing our product in the third quarter of fiscal 2002 following a voluntary product withdrawal and recall. While our bakery operations have requalified to do business with this customer, purchase activity has not yet resumed.

Restaurant Cost of Sales

        During the thirty-nine weeks ended September 30, 2003, restaurant cost of sales increased 20.8% to $127.1 million compared to $105.2 million for the comparable period last year. The related increase of $21.9 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, restaurant cost of sales was approximately equal to the same period of the prior year at 23.9% versus 23.8%.

Bakery Cost of Sales

        Bakery cost of sales were $12.8 million for the thirty-nine weeks ended September 30, 2003 compared to $16.7 million for the same period of the prior year. As a percentage of bakery sales, bakery cost of sales for the thirty-nine weeks ended September 30, 2003 were 46.1% compared to 46.7% for the comparable period last year. This slight percentage decrease was primarily due to a shift in the mix of sales to products with slightly lower cost of sales as a percentage of their associated price (but with slightly higher selling expenses, which are reported in the “other operating costs and expenses” category).

Labor Expenses

        Labor expenses were $174.6 million for the thirty-nine weeks ended September 30, 2003 compared to $147.1 million for the same period of the prior year. The related increase of $27.5 million was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses for the thirty-nine weeks ended September 30, 2003 increased to 31.2% compared to 30.8% for the comparable period last year. This percentage increase was primarily due to increased costs for our current medical insurance benefit plan that amounted to approximately 10 to 20 basis points and to reverse leverage from less-than-expected restaurant and bakery sales during the first half of fiscal 2003 on the fixed portion of labor costs in both operations. Additionally, the unpredictable fluctuations in restaurant sales due to the severe winter weather and cooler, rainier spring weather comparisons during the first half of fiscal 2003 made it difficult for our restaurant operators to adjust hourly labor accordingly.

Other Operating Costs and Expenses

        Other operating costs and expenses increased 18.1% to $129.7 million for the thirty-nine weeks ended September 30, 2003 compared to $109.8 million for the same period of the prior year. The related increase of $19.9 million was principally attributable to new restaurant openings. As a percentage of total revenues, occupancy and other expenses were 23.2% for the thirty-nine weeks ended September 30, 2003 compared to 22.6% for the comparable period of fiscal 2002 (after excluding costs and expenses associated with the bakery product withdrawal of approximately $2.1 million or 0.4% of total revenues included in the prior year amounts). This adjusted increase of approximately 60 basis points was due primarily to increased costs for our insurance arrangements that amounted to approximately 30 to 40 basis points of total revenues and increased costs for natural gas and electric services to our restaurants that amounted to approximately 30 basis points of total revenues.

General and Administrative Expenses

        General and administrative expenses increased to $26.9 million for the thirty-nine weeks ended September 30, 2003 compared to $23.5 million for the same period of fiscal 2002, an increase of $3.4 million or 14.5%. As a percentage of total revenues, general and administrative expenses decreased to 4.8% for the thirty-nine weeks ended September 30, 2003 compared to 4.9% for the same period of the prior year. This decrease was principally attributable to the leveraging of the fixed component of these costs with higher sales volumes.

Depreciation and Amortization Expenses

        Depreciation and amortization expenses were $20.2 million for the thirty-nine weeks ended September 30, 2003 compared to $16.6 million for the same period of the prior year. The related increase of $3.6 million was principally attributable to new restaurant openings. As a percentage of total revenues, depreciation and amortization expenses were 3.6% for the thirty-nine weeks ended September 30, 2003 compared to 3.5% for the same period last year.

Preopening Costs

        Incurred preopening costs were $7.4 million for the thirty-nine weeks ended September 30, 2003 compared to $7.2 million for the same period of the prior year. We incurred preopening costs to open seven Cheesecake Factory restaurants during the thirty-nine weeks ended September 30, 2003 compared to six Cheesecake Factory restaurants and one Grand Lux Cafe restaurant during the same period of the prior period. In addition, we incurred preopening costs in both periods for other restaurant openings in progress.

Liquidity and Capital Resources

        The following table sets forth a summary of the Company’s key liquidity measurements at September 30, 2003 and December 31, 2002.

	September 30, 2003	December 31, 2002
(dollar amounts in millions)
Cash and marketable securities on hand	$120.0	$114.5
Net working capital	$ 9.9	$ 11.3
Adjusted net working capital (1)	$104.3	$102.9
Current ratio	1.1:1	1.2:1
Adjusted current ratio (1)	2.3:1	2.7:1
Long-term debt	—	—

(1)	Includes all marketable securities classified as either current assets ($23.9 million and $11.8 million at September 30, 2003 and December 31, 2002, respectively) or noncurrent assets ($94.4 million and $91.6 million at September 30, 2003 and December 31, 2002, respectively).

        During the thirty-nine weeks ended September 30, 2003, our balance of cash and marketable securities on hand increased by $5.5 million to $120.0 million from the December 31, 2002 balance. This increase was primarily attributable to increased cash flows from operations. In the table above, we also present adjusted net working capital and current ratio calculations that include all marketable securities classified as either current or noncurrent assets. We believe these adjusted calculations provide investors with useful information regarding our overall liquidity position because all marketable securities are readily available to meet our liquidity requirements. We continue to target a weighted average maturity for our marketable securities investment portfolio between one and two years. Accordingly, a substantial portion of our investments are classified as noncurrent assets, but remain available for our liquidity requirements.

        As of October 22, 2003, there were no borrowings outstanding under the Company’s $25 million revolving credit and term loan facility (the “Credit Facility”). $11.5 million of the Credit Facility has been reserved to support standby letters of credit for our insurance programs. Borrowings under the Credit Facility will bear interest at variable rates based, at our option, on either the prime rate of interest, the lending institution’s cost of funds rate plus 0.75% or the applicable LIBOR rate plus 0.75%. The Credit Facility expires on May 31, 2004. On that date, a maximum of $25 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates. The Credit Facility is not collateralized and requires us to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of its operations, with which we are currently in compliance.

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

        For fiscal 2003, we currently estimate our capital expenditure requirement to range between $85-$90 million, net of agreed-upon landlord construction contributions and excluding $12-$13 million of expected noncapitalizable preopening costs for new restaurants. This estimate contemplates $73-$77 million for as many as 14 new restaurants to be opened during fiscal 2003, which includes an increase in estimated construction-in-progress disbursements for anticipated fiscal 2004 openings. The estimated capital expenditures also reflects the fact that three of our planned 14 restaurant openings for fiscal 2003 do not have any landlord construction contributions. Not every potential location that we seek to develop into a restaurant may have landlord construction contributions available, and we would therefore not expect to incur a contingent rent obligation on such locations. Expected capital expenditures for fiscal 2003 also include approximately $8-$9 million for maintenance and capacity addition expenditures to our existing restaurants; and $4 million for potential bakery capacity additions.

        During fiscal 2003 and early fiscal 2004, we currently plan to add equipment to our current bakery production facility that will effectively increase the productive capacity of that facility by approximately 20%. The required funding for this capacity addition is contemplated in the capital expenditure estimate provided in the preceding paragraph. We are in the process of completing an evaluation of various alternatives to develop a second bakery production facility, which will likely be located on the East Coast. Currently, we do not expect any material capital expenditure activity related to this potential second production facility to occur during fiscal 2004.

        We currently plan to open as many as 16 full service restaurants during fiscal 2004 and are in the process of finalizing our required capital expenditure outlays to achieve that growth objective. Based on our current expansion objectives and opportunities, we currently believe that our cash and short-term investments on hand, coupled with expected cash provided by operations, available borrowings under our Credit Facility and expected landlord construction contributions should be sufficient to finance our planned capital expenditures and other operating activities through fiscal 2004. We may seek additional funds to finance our growth in the future. However, there can be no assurance that such funds will be available when needed or be available on terms acceptable to us.

        During fiscal 1998, our Board of Directors authorized the repurchase of up to 1,687,500 shares of our common stock for reissuance upon the exercise of stock options under the Company’s current stock option plans. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. Under this authorization, we have repurchased 1,077,300 shares at a total cost of approximately $17.2 million under this authorization through October 22, 2003.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to market risk from changes in interest rates on funded debt. This exposure relates to our $25 million revolving credit and term loan facility (the “Credit Facility”). As of October 22, 2003, there were no borrowings outstanding under the Credit Facility. Borrowings under the Credit Facility bear interest at variable rates based on either the prime rate of interest, the lending institution’s cost of funds plus 0.75% or LIBOR plus 0.75%. A hypothetical 1% interest rate change would not have any current impact on our results of operations.

        A change in market prices also exposes us to market risk related to our investments in marketable securities. As of September 30, 2003, we held $118 million in marketable securities. A hypothetical 10% decline in the market value of those securities would result in a $11.8 million unrealized loss and a corresponding decline in their fair value. This hypothetical decline would not affect cash flows from operations and would not have an impact on net income until the securities were disposed of.

        We purchase food and other commodities for use in our operations, based upon market prices established with our suppliers. Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control. To manage this risk in part, we attempt to enter into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements. However, we are currently unable to contract for substantially all of our fresh commodities such as produce, poultry, fish, meat and dairy items for periods longer than 30 days. Dairy costs can also fluctuate due to government regulation. We believe that substantially all of our food and supplies are available from several sources, which helps to diversify our overall commodity cost risk. We also believe that we have the ability to increase certain menu prices, or vary certain menu items offered, in response to food commodity price increases. However, there can be no absolute assurance that we will be able to successfully do so in the future. Some of our commodity purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. The Company does not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

Item 4. Controls and Procedures

        Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended), our Chief (principal) Executive Officer and our Chief (principal) Financial Officer have concluded that such controls and procedures were effective as of the period covered by this report. In connection with such evaluation, no change in the Company’s internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial report.

Forward-looking Statements and Risk Factors

        Certain information included in this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “goal,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” “targeted” and similar expressions are intended to identify forward-looking statements. These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the “Act”).

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

        The following risk factors may affect our operating results and the environment within which we conduct our business. If our projections and estimates regarding these factors differ materially from what actually occurs, our actual results could vary significantly from any results expressed or implied by forward-looking statements. These risk factors include, but are not limited to, changes in general economic, demographic, geopolitical or public safety conditions which affect consumer behavior and spending for restaurant dining occasions, including the ongoing ramifications of the September 11, 2001 terrorist attacks and the governmental response thereto, including the continuing conflict in Iraq or possibly other countries; increasing competition in the upscale casual dining segment of the restaurant industry; adverse weather conditions which impact customer traffic at the Company’s restaurants in general and which cause the temporary underutilization of outdoor patio seating available at most of the Company’s restaurants; various factors which increase the cost to develop and/or affect the number and timing of the openings of new restaurants, including factors under the influence and control of government agencies, landlords, construction contractors and others; fluctuations in the availability and/or cost of raw materials, management and hourly labor, energy or other resources necessary to successfully operate the Company’s restaurants and bakery production facility; the Company’s ability to raise prices sufficiently to offset cost increases, including increased costs for minimum wages, employee benefits and insurance arrangements; the success of strategic and operating initiatives, including new restaurant concepts and new bakery product lines; depth of management; adverse publicity about the Company, its restaurants or bakery products, or the effects of ongoing union organizing efforts; the Company’s current dependence on a single bakery production facility; the Company’s ability to obtain and retain large-account customers for its bakery operations; changes in timing and/or scope of the purchasing plans of large-account bakery customers which can cause fluctuations in bakery sales and the Company’s consolidated operating results; the rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support the Company’s growing operations; relations between the Company and its employees; legal claims and litigation against the Company; the availability, amount, type, and cost of capital for the Company and the deployment of such capital, including the amounts of planned capital expenditures; changes in, or any failure to comply with, governmental regulations; the amount of, and any changes to, tax rates and the success of various initiatives to minimize taxes; and other risks and uncertainties referenced in this Form 10-Q or our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is subject to various legal proceedings that are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and Quarterly Reports on Form 10-Q for the quarters ended April 1, 2003 and July 1, 2003, respectively.

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

The Company filed the following reports on Form 8-K during the third quarter:

On July 15, 2003, the Company filed a current report on Form 8-K announcing that the second quarter earnings conference call would be broadcast on the Internet.

On July 22, 2003, the Company filed a current report on Form 8-K announcing the second quarter financial results.

On August 20, 2003, the Company filed a current report on Form 8-K announcing the opening of The Cheesecake Factory restaurant in Raleigh, North Carolina.

On September 3, 2003, the Company filed a current report on Form 8-K announcing the opening of The Cheesecake Factory restaurant in McLean, Virginia.

On September 9, 2003, the Company filed a current report on Form 8-K announcing that Company management would be presenting at investment conferences in September and October.

On September 10, 2003, the Company filed a current report on Form 8-K announcing the opening of The Cheesecake Factory restaurant in White Plains, New York.

On September 25, 2003, the Company filed a current report on Form 8-K announcing the resignation of a Company officer.

The Company filed the following reports on Form 8-K subsequent to the close of the third quarter:

On October 6, 2003, the Company filed a current report on Form 8-K announcing the opening of The Cheesecake Factory restaurant in San Jose, California.

On October 21, 2003, the Company filed a current report on Form 8-K announcing the opening of The Cheesecake Factory restaurant in The Woodlands, Texas.

On October 21, 2003, the Company filed a current report on Form 8-K announcing the third quarter financial results.

18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 22, 2003	THE CHEESECAKE FACTORY INCORPORATED By: /s/ DAVID OVERTON ———————————————————— David Overton Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
By: /s/ GERALD W. DEITCHLE ———————————————————— Gerald W. Deitchle President and Chief Financial Officer (Principal Financial Officer)
By: /s/ MICHAEL J. DIXON ———————————————————— Michael J. Dixon Vice President – Finance and Controller (Principal Accounting Officer)
19

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

20