Form 10-K
period 2003-12-30
CHEESECAKE FACTORY INCORPORATED
filed 2004-03-10
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

_________________

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20574

THE CHEESECAKE FACTORY INCORPORATED (Exact Name of Registrant as Specified in its Charter)

Delaware	51-0340466
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

26950 Agoura Road
Calabasas Hills, California	91301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 871-3000

Securities registered pursuant to Section 12(b) of the Act: None

_________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is an accelerated filer (as determined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the last business day of the second fiscal quarter, July 1, 2003, was $1,615,599,760 (based on the last reported sales on the Nasdaq National Market on that date). As of March 4, 2004, 51,791,599 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference information from the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on May 18, 2004.

PART I

ITEM 1: BUSINESS

General

        As of March 4, 2004, The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we”, “us” and “our”) operated 75 upscale, full-service, casual dining restaurants under The Cheesecake Factory® mark in 24 states and the District of Columbia. We also operated three upscale full-service casual dining restaurants under the Grand Lux Cafe® mark in Chicago, Illinois; Los Angeles, California and Las Vegas, Nevada; and one self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark inside the DisneyQuest® family entertainment center in Orlando, Florida. We also operated a bakery production facility in Calabasas Hills, California that produces baked desserts and other products for our restaurants and for other foodservice operators, retailers and distributors. We also licensed three bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator. When referred to herein, the term “restaurants” includes both The Cheesecake Factory and Grand Lux Cafe full-service restaurant concepts, unless otherwise noted, and excludes the one “express” location, the three licensed bakery cafes and the bakery production facility, unless otherwise noted.

        Our Cheesecake Factory restaurants offer approximately 200 menu items including appetizers, pizza, seafood, steaks, chicken, burgers, pasta, specialty items, salads, sandwiches, omelets and desserts, including approximately 40 varieties of cheesecake and other baked desserts (See “The Cheesecake Factory Restaurant Concept and Menu”). Grand Lux Cafe is an upscale, casual dining concept that we created and are evaluating for future expansion (see “The Grand Lux Cafe Restaurant Concept and Menu”). In contrast to many chain restaurant operations, substantially all of our menu items (except desserts manufactured at our bakery production facility) are prepared on the restaurant premises using high quality, fresh ingredients based on innovative and proprietary recipes. We believe our restaurants are recognized by consumers for offering exceptional value with generous food portions at moderate prices. Our restaurants possess a distinctive, contemporary design and decor that creates a high-energy ambiance in a casual setting. Our restaurants currently range in size from 5,400 to 20,500 interior square feet, provide full liquor service and are generally open seven days a week for lunch and dinner, as well as Sunday brunch. Total restaurant sales represented 94.5%, 92.5% and 92.7% of our total revenues for fiscal 2003, 2002 and 2001, respectively.

        We believe that our ability to select suitable locations and operate successful restaurants, coupled with the continuing popularity of our restaurant concepts with consumers, is reflected in our average food and beverage sales per restaurant which we believe are among the highest of any publicly-held restaurant company. Average sales per restaurant open for the full year were approximately $10.8 million, $10.9 million and $11.0 million for fiscal 2003, 2002 and 2001, respectively. Since each of our restaurants has a customized layout and differs in size (measured in square feet), another way that we measure sales productivity is by average sales per productive square foot. Average sales per productive square foot (defined as interior plus seasonally-adjusted patio square feet) for restaurants open for the full year were approximately $971 for fiscal 2003 and approximately $1,000 for both fiscal 2002 and 2001. Average sales per operating week for restaurants open for the full year were $208,100, $210,400 and $211,900 for fiscal 2003, 2002 and 2001, respectively. Our average sales metrics for a given fiscal year can be impacted by a number of factors, including the average size of restaurants open during the year. The estimated average productive square feet for restaurants open the full year were 12,300, 12,000 and 11,900 for fiscal 2003, 2002 and 2001, respectively.

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

        During fiscal 2003, we opened 14 restaurants under The Cheesecake Factory mark and increased our total restaurant productive square feet and operating weeks by approximately 24% and 21%, respectively. Our primary restaurant expansion goal is to increase our total restaurant productive square feet and operating weeks by approximately 20-21% and 22%, respectively, during fiscal 2004. We currently plan to open as many as 16 full-service restaurants during 2004, consisting of approximately 14 Cheesecake Factory locations and as many as two Grand Lux Cafe locations. Two new Cheesecake Factory locations have opened as of March 4, 2004, and will represent our total openings for the first quarter of fiscal 2004. As in past years, most of our potential restaurant openings for fiscal 2004 will likely occur during the second half of the year. Based on information available as of March 4, 2004, we currently expect to open as many as two, seven and five new restaurants during the second, third and fourth quarters of fiscal 2004, respectively. However, it is difficult for us to precisely predict the timing of our new restaurant openings due to many factors that are outside of our control. See “New Restaurant Site Selection and Development.” In addition to two restaurants that have opened during fiscal 2004 as of March 4, 2004, six leases and several letters of intent have been signed for potential restaurant openings during fiscal 2004 and 2005.

        Our business operations originated in 1972 when Oscar and Evelyn Overton founded a small bakery in the Los Angeles area. Their son, David Overton, led the creation and opening of the first Cheesecake Factory restaurant in Beverly Hills, California in 1978. Although our restaurant operations have grown substantially during recent years, we remain in the business of creating and marketing branded and private-label bakery products to other foodservice operators, retailers and distributors (“bakery sales”) in order to leverage our brand identity with consumers and to take advantage of excess bakery production capacity. Bakery sales represented 5.5%, 7.5%, and 7.3% of our total revenues for fiscal 2003, 2002 and 2001, respectively.

        In February 1992, our Company was incorporated in Delaware to succeed to the restaurant and bakery businesses of its predecessors operating under The Cheesecake Factory mark. Our initial public offering of common stock was completed in September 1992. Follow-on public offerings were completed in January 1994 and November 1997. Our executive offices are located at 26950 Agoura Road, Calabasas Hills, California 91301, and our telephone number is (818) 871-3000.

        The Company maintains a website at www.thecheesecakefactory.com. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

Restaurant Competitive Positioning

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

        Exceptional Value. We believe our restaurants are recognized by consumers for offering exceptional value with generous food portions at moderate price points. The estimated average check per Cheesecake Factory restaurant guest, including beverages and desserts, was approximately $16.09, $15.78 and $15.70 for fiscal 2003, 2002 and 2001, respectively.

        Commitment to Excellent Service and Hospitality. Our goal is to consistently exceed the expectations of every restaurant guest in all facets of the dining experience. We believe that our restaurant-level employee recruitment, selection, training and incentive programs allow us to attract and retain qualified employees (staff members) who are motivated to provide consistent excellence in guest hospitality.

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

        High Profile Restaurant Locations and Flexible Site Layouts. We generally locate our restaurants in high profile locations within densely populated areas with a balanced mix of residences, businesses, shopping and entertainment outlets. In contrast to many “theme” restaurant operations that rely heavily on tourist traffic, our restaurants principally rely on the visit frequency and loyalty of consumers who work, reside or shop near each of our restaurants. We have the flexibility to design our restaurants to accommodate a wide variety of urban and suburban site layouts, including multi-level locations.

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

The Cheesecake Factory Restaurant Concept and Menu

        The Cheesecake Factory restaurant concept strives to provide a distinctive, high quality dining experience at moderate prices by offering an extensive, creative and evolving menu in an upscale, high-energy casual setting with efficient, attentive and friendly service. As a result, our restaurants appeal to a diverse customer base. The Cheesecake Factory’s extensive menu enables us to compete for substantially all dining preferences and occasions, including not only lunch and dinner, but also the mid-afternoon and late-night dayparts which are traditionally weaker dayparts for most casual dining restaurant operations. Cheesecake Factory restaurants are not open for breakfast, but do offer Sunday brunch. All of our restaurants are open seven days a week. All items on the menu, including approximately 40 varieties of cheesecake and other quality baked desserts, may be purchased for off-premise consumption, which we believe represents approximately 7-8% of our restaurant sales.

        Our menu currently consists of approximately 19 pages and features approximately 200 items including appetizers, pizza, seafood, steaks, chicken, burgers, specialty items, pastas, salads, sandwiches, omelets and desserts, including approximately 40 varieties of cheesecake and other baked desserts. Examples of menu offerings include Tex-Mex Eggrolls, Roadside Sliders, Crusted Chicken Romano, Shrimp Scampi, Cajun Jambalaya Pasta, Santa Fe Salad, Orange Chicken and Steak Diane. Menu items (except those desserts manufactured at our bakery production facility) are prepared daily on the restaurant premises with high quality, fresh ingredients using innovative and proprietary recipes. We consider the extensive selection of items on our menu to be an important factor in the differentiation of our restaurants from our competitors. In the majority of our Cheesecake Factory restaurants, menu entrees range in price from $6.95 to $26.95. Appetizers range in price from $4.50 to $10.95, and desserts range from $3.95 to $7.50.

        One of our competitive strengths is the ability to anticipate consumer dining and taste preferences and adapt our menu to the latest trends in food consumption. We create new menu items to keep pace with changing consumer tastes and preferences and regularly update our ingredients and cooking methods to improve the quality and consistency of our food offerings. Generally every six months, we review the appeal and pricing of all of our menu items and typically update or replace as many as five to fifteen of the items. All new menu items are tested and selected based on uniqueness, sales popularity, preparation technique and profitability.

        Our ability to create, promote and attractively display our unique line of baked desserts is also important to the competitive positioning and financial success of our restaurants. We believe that our brand identity and reputation for offering high quality desserts results in a higher percentage of dessert sales relative to that of most chain restaurant operators. Dessert sales represented approximately 15% of total Cheesecake Factory restaurant sales for fiscal 2003, 2002 and 2001.

        Each restaurant maintains a full-service bar where appetizers or the full menu may also be purchased. The sale of alcoholic beverages represented approximately 13% of total Cheesecake factory restaurant sales for fiscal 2003, 2002 and 2001. We believe the majority of our alcoholic beverage sales occur with meal purchases.

        We place significant emphasis on the unique interior design and decor of our restaurants, which results in a higher investment per square foot of restaurant space than is typical for the restaurant industry. However, each of our restaurants has historically generated annual sales per square foot that is also typically higher than other competitors in the industry. We believe that our stylish restaurant design and decor package contributes to the distinctive dining experience enjoyed by our guests. Each restaurant features large, open dining areas and a contemporary kitchen design featuring exhibition cooking. Six restaurants offer banquet facilities. Approximately three-fourths of our restaurants offer outdoor patio seating (weather permitting), and three of our restaurants overlook waterfronts which complement the overall dining experience. Approximately 17% of our total estimated productive seating capacity is located on outdoor patios, which can be subject to underutilization from time to time due to adverse or unseasonable weather conditions. The table and seating layouts of our restaurants are flexible, permitting tables and seats to be easily rearranged to accommodate large groups or parties, thus permitting more effective utilization of seating capacity.

The Grand Lux Cafe Restaurant Concept and Menu

        In May 1999, we opened our first Grand Lux Cafe at the Venetian Resort-Hotel-Casino in Las Vegas, Nevada. Grand Lux Cafe is an upscale, casual dining concept that offers unique American and international cuisine selections in an elegant but relaxed atmosphere. The menu at Grand Lux Cafe offers approximately 150 menu items including appetizers, pasta, seafood, steaks, chicken, burgers, salads, specialty items and made-to-order desserts. Examples of specialty menu offerings include Chicken Venetian, Seared Rare Ahi Tuna Salad and Miso Glazed Salmon. Menu entrees currently range in price from $6.95 to $28.95. Appetizers range in price from $4.95 to $11.50 and desserts range from $5.50 to $6.95. A full-service bar and bakery are also included in the concept. Our location in the Venetian Resort-Hotel-Casino is open 24 hours a day and also serves a breakfast menu with items priced from $2.25 to $16.95. Based upon the initial success of the concept in Las Vegas, we opened a second Grand Lux Cafe at the Beverly Center in Los Angeles in November 2001 and a third Grand Lux Cafe in downtown Chicago in July 2002. The estimated average check per restaurant guest at our two Grand Lux Cafe locations outside of Las Vegas was approximately $17.00 during fiscal 2003.

        Comparable sales for our Las Vegas, Los Angeles and Chicago Grand Lux Cafe locations increased 15%, 8% and 37%, respectively, during fiscal 2003. We continue to refine Grand Lux Cafe’s menu and operations in order to prepare the concept for future growth. We currently plan to open as many as two additional Grand Lux Cafes during fiscal 2004. While we are optimistic that Grand Lux Cafe has the opportunity to become a profitable second growth vehicle for our restaurant operations, there are inherent risks with expanding any new restaurant concept that has not yet proven its long-term financial viability. These risks include, but are not limited to, consumer acceptance, recruiting and training qualified staff members and achieving an acceptable return on investment.

Existing Restaurant Locations

        As of March 4, 2004, we operated 75 full-service restaurants under The Cheesecake Factory mark in 24 states and the District of Columbia. We also operated three Grand Lux Cafe restaurants and one self-service, limited menu “express” operation at DisneyQuest-Orlando under The Cheesecake Factory Express mark. Additionally, we licensed three bakery cafes under The Cheesecake Factory Bakery Cafe mark to another foodservice operator. The following table sets forth information with respect to our Company-operated full-service restaurant locations as of March 4, 2004:

Existing Company-Operated Full-Service Restaurant Locations by State

State	The Cheesecake Factory	Grand Lux Cafe	Total
Alabama	1		1
Arizona	4		4
California	16	1	17
Colorado	3		3
District of Columbia	1		1
Florida	10		10
Georgia	2		2
Hawaii	1		1
Illinois	3	1	4
Indiana	1		1
Kansas	1		1
Maryland	2		2
Massachusetts	3		3
Minnesota	1		1
Missouri	2		2
Nevada	2	1	3
New Jersey	2		2
New York	3		3
North Carolina	2		2
Ohio	3		3
Pennsylvania	1		1
Rhode Island	1		1
Texas	6		6
Virginia	2		2
Washington	2		2

Total	75	3	78

New Restaurant Site Selection and Development

        We believe the locations of our restaurants are critical to our long-term success and, accordingly, we devote significant time and resources to analyzing each prospective site. Since The Cheesecake Factory concept can be successfully executed within a variety of site locations (urban or suburban shopping malls, retail strip centers, office complexes and entertainment centers – either freestanding or in-line) and layouts (single or multi-level, generally from 7,000 to 20,000 square feet), we can be highly selective and flexible in choosing suitable locations. In general, we currently prefer to open our restaurants at high profile sites within larger metropolitan areas with dense population and above-average household incomes. While our restaurants typically share common interior decor elements, the layout of each restaurant is customized to accommodate different types of buildings and different square feet of available space. In addition to carefully analyzing demographic information for each prospective site, we consider other factors such as visibility, traffic patterns and general accessibility; the availability of suitable parking; the proximity of residences and shopping areas, office parks and tourist attractions; the degree of competition within the trade area; and the general availability of restaurant-level employees. In contrast to many “theme” restaurant operations that rely heavily on tourist traffic, our restaurants principally rely on the visit frequency and loyalty of consumers who work, reside or shop in each of our trade areas.

        Historically, our new restaurant development model has more closely resembled that of a retail business that occupies leased space in shopping malls, office complexes, strip centers, entertainment centers and other real estate developments (the “retail lease” development model). While we expect the retail lease development model to continue as our principal development approach, we also expect to open more freestanding restaurants. We generally lease our restaurant locations for primary periods of 15 to 20 years. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales. We are also responsible for our proportionate share of common area maintenance (CAM), insurance, property tax and other occupancy-related expenses under our leases. Many of our leases provide for maximum allowable annual percentage or fixed dollar increases in CAM and insurance expenses to enable us to better predict and control future variable lease costs. Our sales volumes are usually well in excess of the threshold for percentage rent payments at substantially all of our restaurant locations that have such a provision in their leases. We expend cash for leasehold improvements and furnishings, fixtures and equipment to build out our leased premises. We may also expend cash for permanent improvements that we make to leased premises that will be reimbursed to us by our landlords as construction contributions (also known as tenant improvement allowances) pursuant to agreed-upon terms in our leases. If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. However, there can be no assurance that such contributions will be available for every potential location that we seek to develop into a new restaurant. We are also developing freestanding restaurant locations using both ground leases and built-to-suit leases, which are commonly used to finance freestanding locations in the restaurant industry. We own substantially all of the equipment in our restaurants and currently plan to do so in the future.

        We believe the relatively high and consistent sales productivity of our restaurants provides opportunities to obtain suitable leasing terms from landlords. Due to the uniquely flexible and customized nature of our restaurant operations and the complex design, construction and preopening processes for each new location, our lease negotiation and restaurant development timeframes vary. The development and opening process generally ranges from six to eighteen months after lease signing, depending largely on the availability of the leased space we intend to occupy, and can be subject to delays outside of our control. The number and timing of new restaurants actually opened during any given period, and their associated contribution to operating week growth for the period, will depend on a number of factors including, but not limited to, the identification and availability of suitable locations and leases; the availability of suitable financing to us and our landlords; the timing of the delivery of the leased premises to us from our landlords so that we can commence our build-out construction activities; the ability of our landlords and us to timely obtain all necessary governmental licenses and permits to construct and operate our restaurants; any labor shortages or disputes experienced by our landlords or our outside contractors; any unforeseen engineering or environmental problems with the leased premises; weather conditions that interfere with the construction process; our ability to successfully manage the design, construction and preopening processes for each restaurant; the availability of suitable restaurant management and hourly employees; and general economic conditions. While we attempt to manage those factors within our control, we have experienced unforeseen delays in restaurant openings from time to time in the past and could continue to experience such delays in the future. Most other chain restaurant operations have a greater ability to predict the timing of their new openings as a result of their ability to acquire and control the underlying real estate for their locations and/or they have smaller, more standardized restaurant layouts that are less difficult and time consuming to construct and open when compared to our larger, more upscale and highly customized leased locations.

New Restaurant Sales and Investment Characteristics

        Since each of our restaurants has a customized layout and differs in size (measured in square feet), we believe an effective method to measure the unit economics of our concepts is by square foot. Average sales per productive square foot for our restaurants open during the entire period were approximately $971 for fiscal 2003 and $1,000 for both fiscal 2002 and 2001. Our average sales per productive square foot for a given fiscal year can be impacted by a number of factors, including the average size of restaurants open during that year. Generally, our smaller restaurants are slightly more productive than our larger restaurants on a square foot basis. The estimated average productive square feet for restaurants open the full year were 12,300, 12,000 and 11,900 for fiscal 2003, 2002 and 2001, respectively.

        We currently lease space for each of our restaurants and are required to expend cash for leasehold improvements and furnishings, fixtures and equipment to build out the leased spaces which is targeted, on average, from $475 to $525 per square foot for Cheesecake Factory restaurants (excluding preopening costs and landlord construction contributions). The construction costs to build out our leased spaces vary geographically. Additionally, our investment cost per square foot will also vary from restaurant to restaurant, depending on the complexity of our build-out of the leased space. We typically seek to obtain construction contributions (also referred to as tenant improvement allowances) from our landlords for permanent improvements that we make to the leased premises. If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. Such contributions vary from lease to lease, depending on the scope of construction activities and other factors. While we have been generally successful in obtaining landlord construction contributions in the past, there can be no assurance that such contributions will be available in similar amounts, if at all, for every potential location we seek to develop into a new restaurant.

        On average, we target a 2.5 to 1 sales-to-net cash investment ratio and a 50% net cash-on-cash return for Cheesecake Factory restaurant locations when they reach their mature run-rate levels of sales and profitability. Maturation periods vary from restaurant to restaurant, but generally range from two to five years. The initial ROI performance targets for new concepts such as Grand Lux Cafe will typically be lower than the average for an established, highly productive concept such as The Cheesecake Factory, since the first few locations for new concepts are typically in a refinement stage for a period of time. These cash-based performance targets for the Company’s restaurant operations do not consider field supervision and corporate support expenses; exclude non-cash items such as depreciation expense; exclude income taxes and do not represent a targeted return on an investment in the Company’s common stock. If we select a potential restaurant location for acquisition and development, the actual performance of the location may differ from its originally targeted performance. There can be no assurance that any new restaurant opened will have similar operating results to those of established restaurants.

        It is common in the restaurant industry for new locations to initially open with sales volumes well in excess of their sustainable run-rate levels. This initial “honeymoon” effect usually results from grand opening publicity, promotional and other consumer awareness activities that generate abnormally high customer traffic, particularly in new markets for our concepts. During the several months following the opening of new restaurants, customer traffic will generally settle into its normal pattern, thus resulting in sales volumes that gradually adjust downward to their expected sustained run-rate level. Several recent Cheesecake Factory restaurant openings have experienced a “honeymoon” sales period where sales may initially be 20% to 40% higher than their expected run-rate level. Additionally, our new restaurants usually require a 90-120 day period after opening to reach their targeted restaurant-level operating margin due to cost of sales and labor inefficiencies commonly associated with new, complex casual dining restaurants. As a result, a significant number of restaurant openings in any single fiscal quarter, accompanied with their associated preopening costs, could have a significant impact on our consolidated results of operations for that fiscal quarter. Therefore, our results of operations for any single fiscal quarter are not necessarily indicative of the results to be expected for any other fiscal quarter or for a full fiscal year.

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

        Our direct preopening cost for an 11,000 square foot, single-story Cheesecake Factory restaurant in an established market averages approximately $750,000. There will also be other preopening costs allocated to each restaurant opening, including costs for corporate travel and support activities. Preopening costs will usually be higher for larger restaurants, our initial entry into new markets and for new concepts such as Grand Lux Cafe. During fiscal 2004, we plan to open as many as two Grand Lux Cafe restaurants that could experience preopening costs of approximately $900,000 each. We usually incur the most significant portion of preopening costs for a typical restaurant opening within the two-month period immediately preceding and the month of the restaurant’s opening. Preopening costs will fluctuate from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant, and the fluctuations could be significant. We expense preopening costs as incurred. Based on our current growth objectives for fiscal 2004 and 2005, preopening costs for each of those years will likely exceed the respective amount of preopening costs for the applicable prior year, due to the increased number of new restaurants planned to be opened in those fiscal years compared to the applicable prior year.

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

        Our primary restaurant expansion objective is to increase our total restaurant productive square feet and operating weeks by approximately 20-21% and 22%, respectively, during fiscal 2004. We currently expect to open as many as 16 new restaurants during fiscal 2004, of which two have already opened as of March 4, 2004. As in past years, most of our potential restaurant openings for fiscal 2004 will likely occur during the second half of the year. Based on information available as of March 4, 2004, we currently expect to open as many as two, seven and five new restaurants during the second, third and fourth quarters of fiscal 2004, respectively. However, it is difficult for us to precisely predict the timing of our new restaurant openings due to many factors that are outside of our control. See “New Restaurant Site Selection and Development.” In addition to the two restaurants that have opened during 2004 as of March 4, 2004, six leases and several letters of intent have been signed as of March 4, 2004 for potential restaurant openings during fiscal 2004 and 2005. The following table sets forth information with respect to future restaurant locations under development as of March 4, 2004 for which leases have been signed:

Future Restaurants with Signed Leases

Pittsburgh, Pennsylvania	Sacramento, California
Virginia Beach, Virginia	Wayne, New Jersey
Alpharetta, Georgia	Oakbrook, Illinois

        We are currently negotiating additional leases for potential future locations that could open during fiscal 2004 and 2005. From time to time, we will evaluate opportunities to acquire and convert other restaurant locations to The Cheesecake Factory and Grand Lux Cafe concepts. However, we currently have no binding commitments (other than the signed leases set forth in the table above) or agreements to acquire or convert any other restaurant locations to our concepts.

        We generally select high profile locations for our upscale, highly customized casual dining restaurants. We believe that our large, highly customized restaurants that are usually located in high profile sites generally draw their guests from a much larger geographical area compared to most casual dining chain restaurants. The sizes of our restaurant trade areas vary from location to location, depending on a number of factors such as population density, retail traffic generators and geography. As a result, the opening of a new restaurant could impact the sales of one or more of our nearby restaurants. It is not our intention to open new restaurants that materially and permanently cannibalize the sales of our existing restaurants. However, as with most growing retail and restaurant chain operations, there can be no assurance that sales cannibalization will not inadvertently occur or become more significant in the future as we gradually increase our presence in existing markets over time to maximize our competitive position and financial performance in each market.

        We developed a bakery cafe format during fiscal 1997 to extend The Cheesecake Factory brand and provide a potential additional source of operating leverage for our bakery production facility. As of March 4, 2004, there were three licensed bakery cafe outlets in operation that range in size from 250 to 2,000 square feet and feature many of our unique desserts and a limited selection of beverages, sandwiches and salads in a self-service format. The first bakery cafe opened in July 1997 in the Ontario Mills shopping mall complex near Los Angeles, followed by the opening of two kiosk-type outlets in August 1997 located in the Ronald Reagan National Airport in Washington, DC. A third licensed bakery cafe opened at the MacArthur Center in Norfolk, Virginia in August 1999. All bakery cafes are currently operated by HMSHost, formerly known as Host Marriott Services Corporation, under licensing agreements with us. The Cheesecake Factory Express is currently the exclusive foodservice operator for the DisneyQuest family entertainment center located in Orlando, Florida. DisneyQuest features innovative, interactive technologies together with Disney characters to create an entertainment adventure for families and guests of all ages. Our Company-operated foodservice operation in DisneyQuest consists of a limited selection of The Cheesecake Factory’s quality menu items and desserts in a self-service format at an average check of approximately $7.50 per guest. We have no current plans to develop and operate any additional bakery cafe or express operations, as we are currently focused on expanding our full-service restaurant concepts.

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

        Excluding The Cheesecake Factory restaurant in the Forum Shops and the Grand Lux Cafe restaurant located in Las Vegas (which are both open 365 days a year), our restaurants are open every day of the year except Thanksgiving and Christmas. Hours of operation are generally from 11:00 a.m. to 11:00 p.m., except on weekends when most of our restaurants stay open past midnight, and on Sunday when our restaurants open at 10:00 a.m. for brunch. Our Grand Lux Cafe restaurant located in Las Vegas is open 24 hours a day. Outdoor patio seating is available (weather permitting) at approximately three-fourths of our restaurants.

        We believe that the high average sales volumes and popularity of our restaurants allow us to attract and retain higher quality, experienced restaurant-level management and other operational personnel. We also believe our restaurants have experienced a lower level of employee turnover than the restaurant industry in general. Each full-service restaurant is typically staffed with one general manager, one executive kitchen manager and from six to eighteen additional kitchen and front-of-the-house management personnel, depending on the size and sales volume of each restaurant. On average, general managers possess at least two years of experience with us and typically have at least five additional years of management experience with other foodservice operators. All newly recruited restaurant management personnel complete an extensive 12 week training program during which they receive both classroom and on-the-job instruction in food quality and preparation, customer service, alcoholic beverage service, liquor liability avoidance, financial management and cost controls, risk management, employee relations and our core values and culture of superior guest hospitality. We also provide our restaurant managers with detailed manuals covering food and beverage standards and the proper operation of our restaurants. We are committed to operational excellence in every component of our restaurant operations.

        Efficient, attentive and friendly guest service is integral to our overall concept and brand identity. Each restaurant is staffed, on average, with approximately 200-250 hourly employees. We require each hourly employee to participate in a formal training program for his or her respective position in the restaurant. For example, new servers at each restaurant currently participate in approximately three weeks of training during which each new server works under the supervision of other experienced servers and restaurant management. We strive to instill enthusiasm and dedication in our employees and regularly solicit suggestions concerning restaurant operations and all aspects of our business.

        Our future growth and financial success will be highly dependent upon our ability to attract, develop and retain qualified employees who are capable of successfully managing upscale, high volume casual dining restaurants and consistently executing our extensive and complex menu. The availability and retention of qualified restaurant management employees continues to be a significant industry-wide challenge facing restaurant operators. To enable us to more effectively compete for and retain the highest quality restaurant management personnel available, we maintain an innovative and comprehensive compensation program for our restaurant general managers and executive kitchen managers. Each participant in the program receives a competitive base salary and has the opportunity to earn an annual cash bonus (calculated and paid quarterly) based on the performance of his or her restaurant. Participating restaurant general managers also are eligible to utilize a company-leased vehicle, for which all nonbusiness use thereof is valued and added to the participants’ taxable income pursuant to income tax regulations. A longer-term wealth-building program, currently based on Company stock options, is also available to participating restaurant general managers and executive kitchen managers that is dependent upon the participants’ extended service with us in their respective positions (at least five years) and their achievement of certain agreed-upon performance objectives during that five-year period. Additionally, all other salaried restaurant management employees are eligible to receive annual performance-based Company stock option grants, based on their compensation and tenure with the Company and our consolidated results of operations.

        Our restaurant general managers are responsible for selecting and training the hourly employees for their respective restaurants. Restaurant general managers report to area directors of operations, who typically supervise the operations of six to seven restaurants depending upon geographical and management experience factors. In turn, each area director of operations currently reports to one of two regional vice presidents of restaurant operations. Our restaurant field supervision organization also includes an executive vice president for kitchen operations, area kitchen operations managers and performance development (training) professionals who are responsible for managing new restaurant openings and training for all operational employees. As we open new restaurants, our field supervision and performance development staffs will also expand appropriately.

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

Bakery Operations

        Our bakery operations originated in 1972 when Oscar and Evelyn Overton founded a small bakery in the Los Angeles area that produced and distributed high quality cheesecakes and other baked desserts. As their business grew, the Overtons leased additional space to expand their production capacity. During 1996, all production operations were transferred to a newly constructed, highly automated production facility in Calabasas Hills, California owned by the Company. We produce approximately 50 varieties of cheesecake in our production facility based on proprietary recipes. Some of our popular cheesecakes include the Original Cheesecake, White Chocolate Raspberry Truffle®, Chocolate Peanut Butter Cookie-Dough, Dutch Apple Caramel Streusel, Fresh Strawberry and Triple Chocolate Brownie Truffle®. Other popular baked desserts include chocolate fudge cake, carrot cake, blackout cake and apple dumplings. In the aggregate, our bakery production facility currently produces approximately 300 product SKUs (stock keeping units).

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

        The commissary role of our bakery operations is to produce innovative, high quality cheesecakes and other baked desserts for sale at our restaurants. Dessert sales represented approximately 15% of our total restaurant sales for fiscal 2003, 2002 and 2001 and are important to restaurant-level profitability. We also market some of our more popular cheesecakes and other baked products on a wholesale basis to other foodservice operators, retailers and distributors. Approximately two-thirds of the bakery’s production activities is currently devoted to our outside customers, with the remaining one-third devoted to supplying our restaurants. Cheesecakes and other items produced for outside accounts are marketed under The Cheesecake Factory® mark, The Dream Factory® mark, The Cheesecake Factory Bakery® mark and private labels. Current large-account customers include the leading national warehouse club operators, institutional foodservice distributors, supermarkets and other restaurant and foodservice operators. Sales to warehouse clubs, which represented approximately 62%, 56% and 49% of our total outside bakery sales for fiscal 2003, 2002 and 2001, respectively, are concentrated with the two largest warehouse club operators in the United States. Bakery products are delivered daily to our restaurants and other customers in the Southern California area by our delivery vehicles, and are shipped to all other markets in the United States by common carrier. We also contract with an outside fulfillment company to process mail order and internet-based sales. Frozen bakery products are also shipped to international customers.

        Our goal for fiscal 2004 is to increase our outside bakery sales by 5%. We strive to develop and maintain long-term, growing relationships with our bakery customers, based largely on our 31-year reputation for producing high quality, creative baked desserts. However, bakery sales volumes will always be less predictable than our restaurant sales. It is difficult to predict the timing of bakery product shipments and contribution margins on a quarterly basis. Additionally, the purchasing plans of our large-account customers may fluctuate from quarter to quarter. Due to the highly competitive nature of the bakery business, we are unable to enter into long-term contracts with our large-account bakery customers, who may discontinue purchasing our products without advance notice at any time for any reason.

        Our bakery production facility in Calabasas Hills, California contains approximately 60,000 square feet, of which approximately 45,000 square feet is devoted to production operations and the remainder is utilized for corporate support activities. During fiscal 2003, the production facility operated at approximately two-thirds of its estimated practical capacity. During fiscal 2004, we currently plan to add equipment to our current bakery production facility that will effectively increase our productive capacity by approximately 20%. We are in the process of completing an evaluation of various alternatives to develop a second bakery facility, which will likely be located on the East Coast and which could begin initial operations during fiscal 2005. Currently, we do not expect any material preopening or capital expenditure activities related to a second production facility to be incurred during fiscal 2004.

Advertising and Promotion

        Our restaurants compete in the upscale, casual dining segment of the restaurant industry. This segment is generally positioned between easily-replicated casual dining operations and expensive “fine dining” or dinnerhouse operations. We believe our commitment to providing consistent, exceptional value to consumers in an upscale, casual dining environment continues to be the most effective approach to attracting and retaining customers. Accordingly, we have historically relied on our high profile locations, operational excellence and “word of mouth” to attract and retain restaurant guests instead of using media advertising or discounting. We would consider more traditional forms of media advertising if the need arose. During fiscal 2003, our restaurant-level expenditures for advertising were less than 1% of total restaurant sales.

        We believe our commitment to deliver exceptional value to consumers has enabled our newer restaurants to benefit from the brand recognition and reputation developed by our existing restaurants. We also attempt to build awareness and relationships with local hotel concierges. For restaurant openings in new markets, we generally host a high profile event for a local charity as part of our preopening practice activities that also serves to introduce our concept to the market. In new markets, we also arrange for local television and radio stations to cover our high profile restaurant openings and thereby provide us with free publicity. During fiscal 2001, the Company sponsored the formation of The Cheesecake Factory – Oscar and Evelyn Overton Charitable Foundation that, among its other intended activities, provides a vehicle for employee participation in qualified local community service and charitable programs. With respect to our bakery operations, we currently maintain a full-time staff of ten sales and marketing employees and three product development employees. Additionally, we utilize the services of professional foodservice brokers from time to time for certain bakery products and distribution channels.

Purchasing and Distribution

        We strive to obtain quality menu ingredients, raw materials and other supplies and services for our operations from reliable sources at competitive prices. We continually research and evaluate various ingredients and products in an effort to maintain high quality and to be responsive to changing consumer tastes. Other than for cheesecakes and other baked products, our restaurants do not utilize a central food commissary. Substantially all menu items are prepared on each restaurant’s premises daily from scratch, using fresh ingredients. In order to maximize purchasing efficiencies and to provide for the freshest ingredients for our menu items while obtaining the lowest possible prices for the required quality and consistency, each restaurant’s management determines the quantities of food and supplies required and orders the items from local, regional and national suppliers on terms negotiated by our centralized purchasing staff. Restaurant-level inventories are maintained at a minimum dollar-value level in relation to sales due to the high concentration and relatively rapid turnover of the perishable produce, poultry, meat, fish and dairy commodities that we use in our operations, coupled with limited storage space at our restaurants.

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

Seasonality and Quarterly Results

        Our business is subject to seasonal fluctuations. Historically, our highest levels of revenues and net income for our established restaurants have occurred in the second and third quarters of the fiscal year. Over one-half of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales. Patio seating represents approximately 17% of the total available productive seating for all restaurants open as of March 4, 2004 and can be subject to disruption from inclement weather. Holidays, severe winter weather, hurricanes, thunderstorms and similar conditions may impact restaurant sales volumes seasonally in some of the markets where we operate. Our bakery operations are seasonal to the extent that the fourth quarter’s sales are typically higher due to holiday business. Additionally, bakery sales comparisons may fluctuate significantly from quarter to quarter due to the timing and size of orders from our larger bakery customers. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated preopening costs. As a result of these and other factors, the Company’s financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

Competition

        The restaurant industry is highly competitive. There are a substantial number of restaurant operations that compete directly and indirectly with us, many of which have significantly greater financial resources, higher revenues and greater economies of scale. The restaurant business is often affected by changes in consumer tastes and discretionary spending patterns; national and regional economic and public safety conditions; demographic trends; weather conditions; the cost and availability of raw materials, labor and energy; purchasing power; governmental regulations and local competitive factors. Any change in these or other related factors could adversely affect our restaurant operations. Accordingly, we must constantly evolve and refine the critical elements of our restaurant concepts over time to protect their longer-term competitiveness. Additionally, there is competition for highly qualified restaurant management employees and for attractive locations suitable for upscale, high volume restaurants.

        The competitiveness of multi-unit foodservice operations such as ours can also be substantially affected by adverse publicity resulting from food quality, illness, injury, health concerns or operating issues stemming from a single restaurant or, with respect to our bakery operations, a single production run of bakery products. In particular, since we depend heavily on The Cheesecake Factory mark for a majority of our revenues, unfavorable publicity relating to our bakery operations could have a material adverse effect on our restaurant operations, and vice versa. To minimize the risk of foodborne illness, we have implemented a HACCP system for managing food safety and quality. Nevertheless, the risk of foodborne illness cannot be completely eliminated. We attempt to manage risks of this nature, but the occurrence of any one of these factors in any one of our restaurants or our bakery production facility, or elsewhere within the foodservice industry, could cause our entire Company to be adversely affected. With regard to our bakery operations, competition within the premium baked dessert market has historically been regional and fragmented. However, overall competition within that market remains intense. We believe that our restaurant and bakery operations compete favorably with consumers on the critical attributes of quality, variety, taste, service, consistency and overall value.

Government Regulation

        We are subject to numerous federal, state and local laws affecting our business. Each of our restaurants is subject to licensing and regulation by a number of governmental authorities which may include alcoholic beverage control, health, sanitation, environmental, zoning and public safety agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development and openings of new restaurants, or could disrupt the operations of existing restaurants. However, we believe that we are in compliance in all material respects with all relevant governmental regulations, and we have not experienced abnormal difficulties or delays in obtaining the licenses or approvals required to open or operate any restaurant to date.

        During fiscal 2003, approximately 13% of our restaurant sales were attributable to alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities for licenses and permits to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. The failure of a restaurant to obtain or retain its licenses would adversely affect that restaurant’s operations and profitability. Alcoholic beverage control regulations impact many aspects of the daily operations of our restaurants, including the minimum ages of patrons and employees consuming or serving such beverages; employee alcoholic beverage training and certification requirements; hours of operation; advertising; wholesale purchasing and inventory control of such beverages; seating of minors and the service of food within our bar areas; and the storage and dispensing of alcoholic beverages. State and local authorities in many jurisdictions routinely monitor compliance with alcoholic beverage laws. We have not encountered any material problems relating to alcoholic beverage licenses to date. The failure to receive or retain, or a delay in obtaining, a liquor license for a particular restaurant could adversely affect our ability to obtain such licenses elsewhere.

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

        Various federal and state labor laws govern our operations and our relationships with our employees, including such matters as minimum wages, breaks, overtime, fringe benefits, safety, working conditions and citizenship requirements. We are also subject to the regulations of the Bureau of Citizenship and Immigration Services (BCIS). Even if we operate our restaurants in strict compliance with BCIS requirements, some of our employees may not meet federal citizenship or residency requirements, which could lead to a disruption in our work force. Significant government-imposed increases in minimum wages, paid or unpaid leaves of absence and mandated health benefits, or increased tax reporting, assessment or payment requirements related to our employees who receive gratuities could be detrimental to the profitability of our restaurants and bakery operations. Various proposals that would require employers to provide health insurance for all of their employees are considered from time to time in Congress and various states. Similar legislation was recently passed in California and may go into effect as early as 2006. The imposition of any requirement that we provide health insurance to all employees could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. Our suppliers may also be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to the Company. While we carry employment practices insurance, a settlement or judgment against us in excess of our coverage limitations could have a material adverse effect on our results of operations, liquidity, financial position or business.

        As a manufacturer and distributor of food products, we are subject to a number of food safety regulations, including the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the U.S. Food and Drug Administration. This comprehensive regulatory framework governs the manufacture (including composition and ingredients), labeling, packaging and safety of food in the United States.

        We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. Various laws concerning the handling, storage, and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations. During fiscal 2003, there were no material capital expenditures for environmental control facilities and no such expenditures are anticipated.

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

        We have a significant number of hourly restaurant employees that receive tip income. We have elected to voluntarily participate in a Tip Rate Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service. By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only FICA assessments for unreported or underreported tips.

Employees

        As of March 4, 2004, we employed approximately 18,000 persons, of which approximately 17,300 employees worked in our restaurants, approximately 500 worked in our bakery operations and approximately 200 employees worked in our corporate center and restaurant field supervision organization. None of our employees are currently covered by collective bargaining agreements, and we have never experienced an organized work stoppage, strike or labor dispute. We believe our working conditions and compensation packages are generally comparable with those offered by our competitors and consider overall relations with our employees to be favorable.

Trademarks

        We have registered, among other marks, “The Cheesecake Factory”, “Grand Lux Cafe”, “The Cheesecake Factory Bakery”, “The Cheesecake Factory Express”, “The Dream Factory” and “The Cheesecake Factory Bakery Cafe” as trademarks with the United States Patent and Trademark Office. Additional trademark applications are pending. We have also registered our ownership of the Internet domain name “www.thecheesecakefactory.com” and other Internet domain names. We regard our trademarks as having substantial value and as being important factors in the marketing of our restaurants and bakery products. We have registered, or have pending applications to register, one or more of our trademarks in more than 70 foreign countries, although there can be no assurance that our name and marks are registerable in every country for which registration is being sought. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained, and they have not been found to become generic.

Executive Officers

        David Overton, age 57, serves as our Chairman of the Board and Chief Executive Officer. Mr. Overton co-founded our predecessor company in 1972 with his parents.

        Gerald W. Deitchle, age 52, serves as our President. Mr. Deitchle has over 26 years of executive and financial management experience with national restaurant and retail chain operations. He joined our Company as Senior Vice President, Finance and Administration and Chief Financial Officer in July 1995.

        Peter J. D’Amelio, age 42, was appointed President and Chief Operating Officer of our Grand Lux Cafe restaurant operations in October 2002. Mr. D’Amelio joined our Company in 1990 as a restaurant manager and has steadily advanced through our restaurant operations organization. He previously served as Senior Vice President of all of our restaurant operations.

        Max S. Byfuglin, age 58, serves as Executive Vice President of The Cheesecake Factory Bakery Incorporated, our bakery subsidiary. Mr. Byfuglin joined our bakery operations in 1982 and worked closely with our founders, serving in nearly every capacity in our bakery over the past 20 years.

        Debby R. Zurzolo, age 47, was appointed Executive Vice President, Secretary and General Counsel in December 2003. Ms. Zurzolo joined our Company as Senior Vice President and General Counsel in April 1999. From 1982 until joining the Company, she practiced law at Greenberg Glusker Fields Claman & Machtinger LLP in Los Angeles, California. As a partner with that firm, Ms. Zurzolo represented our Company on various real estate matters and negotiated several of our restaurant leases.

        Michael J. Dixon, age 41, was appointed Senior Vice President, Finance and Chief Financial Officer in December 2003. Mr. Dixon joined our Company in September 2000 as Vice President, Finance and Controller after several years in finance and business development with The Walt Disney Company and nine years with the public accounting firm of Coopers & Lybrand LLP.

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

        The following risk factors may affect our operating results and the environment within which we conduct our business. If our projections and estimates regarding these factors differ materially from what actually occurs, our actual results could vary significantly from any results expressed or implied by forward-looking statements. These risk factors include, but are not limited to, changes in general economic, demographic, geopolitical or public safety conditions which affect consumer behavior and spending for restaurant dining occasions, including the ongoing ramifications of the September 11, 2001 terrorist attacks and the governmental response thereto, including the continuing armed conflict in Iraq or in other countries; changes in consumer eating habits as a result of new information regarding diet, nutrition and health that could impact demand for our menu and bakery product offerings; increasing competition in the upscale casual dining segment of the restaurant industry; adverse weather conditions which impact customer traffic at the Company’s restaurants in general and which cause the temporary underutilization of outdoor patio seating available at most of the Company’s restaurants; various factors which increase the cost to develop and/or affect the number and timing of the openings of new restaurants, including factors under the influence and control of government agencies, landlords, construction contractors and others; fluctuations in the availability and/or cost of raw materials, management and hourly labor, energy or other resources necessary to successfully operate the Company’s restaurants and bakery production facility; the Company’s ability to raise prices sufficiently to offset cost increases, including increased costs for minimum wages, employee benefits and insurance arrangements; the success of strategic and operating initiatives, including new restaurant concepts and new bakery product lines; depth of management; adverse publicity about the Company, its restaurants or bakery products resulting from a number of risks that are common to restaurant and bakery businesses; the Company’s current dependence on a single bakery production facility; the Company’s ability to obtain and retain large-account customers for its bakery operations; changes in timing and/or scope of the purchasing plans of large-account bakery customers which can cause fluctuations in bakery sales and the Company’s consolidated operating results; our inability to enter into long-term contracts with large-account bakery customers, who may discontinue purchasing our products without advance notice at any time for any reason; the rate of growth of general and administrative expenses associated with building a strengthened corporate and field supervision infrastructure to support the Company’s growing operations; relations between the Company and its employees; legal claims and litigation against the Company; the availability, amount, type, and cost of capital for the Company and the deployment of such capital, including the amounts of planned capital expenditures; changes in, or any failure to comply with, governmental regulations; the amount of, and any changes to, tax rates and the success of various initiatives to minimize taxes; changes in accounting standards or interpretations of existing standards adopted by the Financial Accounting Standards Board, the SEC, and the American Institute of Certified Public Accountants that could impact our reported financial results; and other risks and uncertainties referenced in this Annual Report on Form 10-K.

ITEM 2: PROPERTIES

        All of our 78 existing Company-operated restaurants and one “express” location are located on leased properties, and we have no current plans to own the real estate underlying our restaurants. See Item 1 “Business – Existing Restaurant Locations” for information regarding the location of our restaurants. We own substantially all of the equipment, furnishings and trade fixtures in our restaurants. Existing restaurant leases have primary terms with expiration dates ranging from December 31, 2007 to January 31, 2025 (excluding existing renewal options). We do not anticipate any difficulties renewing our existing leases as they expire; however, there can be no assurance that we will be able to renew such leases after the expiration of all remaining renewal options. Most of our restaurant leases provide for contingent rent based on a percentage of restaurant sales (to the extent this amount exceeds a minimum base rental) and payment of certain lease-related expenses. See Note 6 of the Notes to the Company’s Consolidated Financial Statements for information regarding the aggregate minimum and percentage rentals paid for recent periods and information regarding our obligation to pay minimum rentals in future years.

        Our corporate center and bakery production facility is located in Calabasas Hills, California in a 60,000 square-foot facility on a 3.3-acre parcel of land. We currently own this entire facility (land, building and equipment) in fee simple. In October 2002, we entered into a 10-year lease for approximately one-half of an 88,000 square foot office building that is located adjacent to our existing corporate center and bakery production facility. We currently utilize this leased space for our culinary R&D kitchen, management training and other essential operational support activities. In light of our expansion plans and our eventual need for additional staff to support our restaurant and bakery operations, we are evaluating a potential purchase of that entire office building to ensure the long-term availability of expansion space. If consummated, such a purchase would require a capital expenditure of approximately $21 million and would be initially funded from our cash and investments balances on hand. We may seek to obtain long-term mortgage financing for such a purchase.

ITEM 3: LEGAL PROCEEDINGS

        The Attorney General of the State of California (State Attorney General) filed lawsuits on or about April 10, 2003 in the Los Angeles Superior Court against the Company, as well as several other restaurant chains, alleging that the defendants violated the provisions of an initiative statute known as “Proposition 65” and California Business and Professions Code Section 17203 by offering for sale certain types of fish allegedly containing mercury and mercury compounds without providing the warnings required by Proposition 65. The Company is currently in settlement negotiations with the State Attorney General’s office. The Company believes that the resolution of this matter would not have a material adverse effect on the Company’s financial position, results of operations or liquidity. The Company continues to implement interim notices under Proposition 65 in order to mitigate the possibility of additional liability to the Company while the settlement of all remaining issues is pending.

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

        In October 2003, an hourly restaurant employee in California filed a lawsuit against the Company alleging violations of California labor laws with respect to the providing of meal and rest breaks and improper deductions, among other claims. The lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the plaintiff and other purported class members. Discovery is currently continuing in this matter. The Company intends to vigorously defend its position. Although the outcome cannot be ascertained at this time, the Company does not believe that its disposition would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

        We are also subject to other private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. Such claims typically involve claims from guests, employees and others related to operational issues common to the foodservice industry. A number of such claims may exist at any given time. We could be affected by adverse publicity resulting from such allegations, regardless of whether or not such allegations are valid or whether we are determined to be liable. From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks. We believe that the final disposition of such lawsuits, proceedings and claims will not have a material adverse effect on our financial position, results of operations or liquidity. It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 30, 2003.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

        Our common stock is listed on the Nasdaq Stock Market® under the symbol CAKE. The following table sets forth, for the periods indicated, the high and low sales prices as reported on the Nasdaq Stock Market.

	High	Low
Fiscal 2002:
First Quarter	$37.85	$31.75
Second Quarter	43.55	33.29
Third Quarter	36.60	24.90
Fourth Quarter	37.70	27.95

Fiscal 2003:
First Quarter	$37.58	$27.27
Second Quarter	36.58	30.43
Third Quarter	38.90	31.58
Fourth Quarter	44.94	35.25

        Since our initial public offering in September 1992, we have not declared or paid any cash dividends on our common stock. We currently intend to retain all earnings for the operation and expansion of our business. Although we have the financial capacity to consider paying a cash dividend and remain compliant with the covenants of our revolving credit and term loan facility, we have no current plans to do so. There were approximately 755 holders of record of our common stock at March 4, 2004 and we estimate there were approximately 20,705 beneficial stockholders on that date.

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

	Fiscal Year (1)

	2003	2002	2001	2000	1999
	(in thousands, except net income per share)
Income Statement Data:
Revenues:
Restaurant sales	$731,273	$603,295	$499,519	$406,947	$320,450
Bakery sales to other foodservice operators, retailers and
distributors	42,562	48,675	39,611	31,334	27,032

Total revenues	773,835	651,970	539,130	438,281	347,482

Costs and expenses:
Restaurant cost of sales	175,654	142,998	127,005	102,994	82,496
Bakery cost of sales	19,716	22,631	19,153	14,466	12,685
Labor expenses	239,386	200,279	164,372	133,287	105,796
Other operating costs and expenses	180,725	150,617	120,706	95,941	77,247
General and administrative expenses	35,817	31,702	27,929	25,831	21,266
Depreciation and amortization expenses	27,960	22,855	17,457	13,682	10,913
Preopening costs	11,859	10,631	7,069	5,943	6,217

Total costs and expenses	691,117	581,713	483,691	392,144	316,620

Income from operations	82,718	70,257	55,439	46,137	30,862
Interest income, net	3,466	3,885	4,328	4,660	2,807
Other income (expense), net	2,944	2,178	1,654	(439)	555

Income before income taxes	89,128	76,320	61,421	50,358	34,224
Income tax provision	31,292	27,245	22,112	18,257	12,492

Net income	$57,836	$49,075	$39,309	$32,101	$21,732

Net income per share:
Basic	$1.15	$1.00	$0.83	$0.69	$0.48

Diluted	$1.12	$0.96	$0.79	$0.64	$0.46

Weighted average shares outstanding:
Basic	50,422	49,266	47,466	46,247	45,138
Diluted	51,848	51,158	49,897	50,192	47,675

Balance Sheet Data (at end of period):
Total cash and cash equivalents	$15,167	$11,033	$11,309	$34,284	$24,026
Investments and marketable securities	$121,840	$103,453	$78,259	$51,030	$31,210
Total assets	$584,808	$466,808	$356,927	$288,392	$221,785
Total long-term debt (including current portion)	$—	$—	$—	$—	$—
Stockholders’ equity	$457,902	$379,564	$289,471	$240,836	$185,573

(1)	Fiscal 2000 consisted of 53 weeks. All other fiscal years consisted of 52 weeks.

22

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

General

        This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and related notes thereto found elsewhere in this Annual Report on Form 10-K.

        As of March 4, 2004, we operated 75 upscale, high volume, casual dining restaurants under The Cheesecake Factory® mark. We also operated three upscale casual dining restaurants under the Grand Lux Cafe® mark in Los Angeles, California, Chicago, Illinois and Las Vegas, Nevada; one self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark inside the DisneyQuest® family entertainment center in Orlando, Florida; and a bakery production facility. We also licensed three limited menu bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.

        Our revenues consist of sales from our restaurant operations and sales from our bakery operations to other foodservice operators, retailers and distributors (“bakery sales”). Revenue from restaurant sales is recognized when payment is tendered at the point of sale. Revenue from our gift cards (also known as stored value cards) is recognized upon redemption in our restaurants. Until the redemption of gift cards occurs, all outstanding balances on such cards are included as a liability in our consolidated balance sheets. Revenue from bakery sales to other foodservice operators, retailers and distributors is recognized when the products are shipped. Sales and cost of sales are reported separately for restaurant and bakery activities. All other operating cost and expense categories are reported on a combined basis for both restaurant and bakery activities. The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

        New restaurants become eligible to enter our comparable sales comparison in their nineteenth month of operation. We utilize a 52/53 week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal 2003, 2002 and 2001 each consisted of 52 weeks. Fiscal 2004 will consist of 52 weeks and will end on December 28, 2004. Our next 53-week fiscal year will occur in fiscal 2005.

Results of Operations

The following table sets forth, for the periods indicated, the Consolidated Statements of Operations of the Company expressed as percentages of total revenues.

	Fiscal Year

	2003	2002	2001
Revenues:
Restaurant sales	94.5%	92.5%	92.7%
Bakery sales to other foodservice operators, retailers and
distributors	5.5	7.5	7.3

Total revenues	100.0	100.0	100.0

Costs and expenses:
Restaurant cost of sales	22.7	21.9	23.5
Bakery cost of sales	2.6	3.5	3.6
Labor expenses	30.9	30.7	30.5
Other operating costs and expenses	23.4	23.1	22.4
General and administrative expenses	4.6	4.9	5.2
Depreciation and amortization expenses	3.6	3.5	3.2
Preopening costs	1.5	1.6	1.3

Total costs and expenses	89.3	89.2	89.7

Income from operations	10.7	10.8	10.3
Interest income, net	0.4	0.6	0.8
Other income, net	0.4	0.3	0.3

Income before income taxes	11.5	11.7	11.4
Income tax provision	4.0	4.2	4.1

Net income	7.5%	7.5%	7.3%

Fiscal 2003 Compared to Fiscal 2002

Revenues

        Total revenues increased 19% to $773.8 million for fiscal 2003 compared to $652.0 million for fiscal 2002.

        Restaurant sales increased 21% to $731.3 million for fiscal 2003 compared to $603.3 million for the prior fiscal year. The increase of $128.0 million for fiscal 2003 consisted of the following components: $57.0 million from the openings of fourteen new restaurants during the fiscal year; $68.4 million from restaurants opened prior to fiscal 2003 that were not considered comparable sales during fiscal 2003; and $2.6 million from comparable restaurant sales. Total estimated productive square feet and restaurant operating weeks increased approximately 24% and 21% to 896,221 and 3,531, respectively, during fiscal 2003. A single restaurant open during the full period of fiscal 2003 would have generated 52 operating weeks. Productive square feet consists of interior plus seasonally-adjusted patio square feet. We believe that measuring the changes in total restaurant operating weeks and total productive square feet from period to period is the most effective way to analyze the growth of the total productive capacity of our restaurant operations.

        Average sales per restaurant operating week for restaurants open during the full fiscal year decreased slightly to $208,100 in fiscal 2003 compared to $210,400 for fiscal 2002. This slight decrease was principally due to severe weather throughout much of the country during the first six months of the year that resulted in approximately 22 lost days of restaurant sales due to restaurant closings and reduced availability of our outdoor patio seats. In addition, several of our newer restaurants experienced expected sales decreases to their sustainable run-rate levels after their “honeymoon” opening period. Refer to Part I: Business – “New Restaurant Sales and Investment Characteristics” in this Annual Report on Form 10-K. The average sales per week statistic for any period can also be impacted by the absolute size and productive capacity of new restaurants opened and the number of restaurants opened for new concepts such as Grand Lux Cafe that, by definition, could initially be less productive than our established Cheesecake Factory concept.

        Comparable restaurant sales increased approximately 0.7% during fiscal 2003 and our effective price increase for the full fiscal year was approximately 1.2%. Comparable restaurant sales were impacted by the severe weather during the first six months of the year. Since most of our established restaurants currently operate close to full capacity during the peak demand periods of lunch and dinner, and given our relatively high average sales productivity per productive square foot of approximately $971 for fiscal 2003, we generally do not expect to achieve increases in comparable sales other than our effective menu price increases. We presently update and reprint the menus in our restaurants twice a year. For Cheesecake Factory restaurants, these updates generally occur during January-February (the “winter menu change”) and July-August (the “summer menu change”). For our 2004 winter menu change, we are implementing an approximate 1.8-2.0% effective menu price increase for the purpose of offsetting those operating cost and expense increases that are known or expected as of March 4, 2004. We plan to review our operating cost and expense trends in the spring of 2004 and consider the need for additional menu pricing in connection with our 2004 summer menu change. All potential menu price increases must be carefully considered in light of their ultimate acceptability by our restaurant guests. Additionally, other factors outside of our control, such as inclement weather, holidays, general economic and competitive conditions and other factors referenced in this Annual Report on Form 10-K can impact comparable sales comparisons. Accordingly, there can be no assurance that increases in comparable sales will be achieved.

        Bakery sales to other foodservice operators, retailers and distributors decreased 13% to $42.6 million in fiscal 2003 compared to $48.7 million in the prior fiscal year. During the first half of fiscal 2002, bakery sales were unusually high principally as a result of the initial inventory pipeline fills for new relationships with the largest warehouse club operator and a national retailer. In addition, a former large-account foodservice industry customer discontinued purchasing our product in the third quarter of fiscal 2002 following a voluntary product withdrawal and recall. While our bakery operations have requalified to do business with this customer, purchase activity has not yet resumed. Sales to warehouse club operators represented approximately 62% of total bakery sales for fiscal 2003 compared to 56% for fiscal 2002.

Restaurant Cost of Sales

        Restaurant cost of sales increased 23% to $175.7 million in fiscal 2003 compared to $143.0 million in fiscal 2002. This increase was primarily attributable to the 21% increase in restaurant sales during fiscal 2003. As a percentage of restaurant sales, these costs increased to 24.0% during fiscal 2003 compared to 23.7% for the prior fiscal year.

        The menu at our restaurants is one of the most diversified in the foodservice industry and, accordingly, is not overly dependent on a single commodity. Changes in costs for one commodity are often, but not always, counterbalanced by cost changes in other commodity categories. The principal commodity categories for our restaurants include fresh produce, poultry, meat, fish and seafood, cheese, other fresh dairy products, bread and general grocery items. Compared to the prior fiscal year, we experienced increased costs for fresh poultry, fish and certain meat-related commodities during fiscal 2003. Higher costs for these commodities were partially offset by lower costs for other commodities, such as shrimp and many general grocery items, coupled with increased volume purchase discounts and purchasing power as a result of our continued growth.

        We are currently able to contract for approximately two-thirds of the food commodities used in our restaurant operations for periods up to one year. Approximately one-third of our restaurant cost of sales consists of fresh produce, poultry, fish, meat and dairy commodities that are not currently contractible for periods longer than 30 days in most cases. As a result, these fresh commodities can be subject to unforeseen supply and cost fluctuations due principally to weather and other general agricultural conditions. For fiscal 2004, we currently expect generally flat costs for our grocery and domestic cheese commodities, lower costs for our shrimp and shellfish commodities, and higher costs for our beef commodities. Based on current and expected market conditions for our non-contractible commodities, we also expect higher costs for our fresh poultry and fish commodities and generally flat costs for our produce commodities.

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

Bakery Cost of Sales

        Bakery cost of sales, which include ingredient, packaging and production supply costs, were $19.7 million for fiscal 2003 compared to $22.6 million for the prior fiscal year. The decrease of $2.9 million was principally attributable to the 13% decrease in bakery sales for fiscal 2003. As a percentage of bakery sales, bakery cost of sales remained relatively unchanged at 46.3% for fiscal 2003 compared to 46.4% for fiscal 2002. While we have taken steps to qualify multiple suppliers and enter into agreements for some of the key commodities used in our bakery operations, there can be no assurance that future supplies and costs for commodities used in our bakery or restaurant operations will not fluctuate due to weather and other market conditions beyond our control. Cream cheese is the most significant commodity used in our bakery products, with an expected requirement for as much as 9-10 million pounds during fiscal 2004. During the first quarter of fiscal 2004, we executed agreements for substantially all of our cream cheese requirements for the 12-month period thereafter with two suppliers at a fixed cost per pound that is slightly higher than the actual cost per pound in fiscal 2003. We may also purchase cream cheese on the spot market as necessary to supplement our agreements.

Labor Expenses

        Labor expenses, which include restaurant-level labor costs and bakery direct production labor (including associated fringe benefits), increased 19.5% to $239.4 million for fiscal 2003 compared to $200.3 million for fiscal 2002. This increase was principally due to the 19% increase in total revenues during fiscal 2003. As a percentage of total revenues, labor expenses increased slightly to 30.9% for fiscal 2003 compared to 30.7% for fiscal 2002 reflecting the reverse leverage during the first three months of fiscal 2003 from less than expected restaurant and bakery sales on the fixed portion of labor costs in both operations. Additionally, the unpredictable fluctuations in restaurant sales due to the severe winter weather during the first quarter of fiscal 2003 made it difficult for our restaurant operators to adjust hourly labor accordingly. Labor expenses were also impacted by increased costs for employee health insurance benefits. For new restaurants, labor expenses will typically be higher than normal during the first 90-120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by our restaurants.

Other Operating Costs and Expenses

        Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, insurance, licenses and taxes, and utilities), other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses. Other operating costs and expenses increased 20.0% to $180.7 million for fiscal 2003 compared to $150.6 million for fiscal 2002. This increase was principally attributable to the 19% increase in total revenues for fiscal 2003. As a percentage of total revenues, other operating costs and expenses increased to 23.4% for fiscal 2003 versus 22.8% for fiscal 2002 (after excluding costs and expenses associated with the August 2002 bakery product withdrawal of approximately $2.1 million or 0.3% of total revenues included in the prior year amounts). This increase was due primarily to increased costs for natural gas and electric services to our restaurants amounting to approximately 30 basis points of total revenues; higher costs for our insurance arrangements of approximately 10 basis points and increased selling, distribution and promotional costs related to our outside bakery sales. Based on current conditions in the energy markets, we currently expect the costs for our natural gas and electric services to continue to increase during fiscal 2004.

General and Administrative Expenses

        General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, the restaurant field supervision organization, the bakery administrative organization and the corporate support organization. G&A expenses increased 13.0% to $35.8 million for fiscal 2003 compared to $31.7 million for fiscal 2002. This increase was principally due to the planned growth of our supervision and support organizations commensurate with the growth of our restaurant and bakery operations during fiscal 2003. As a percentage of total revenues, G&A expenses decreased to 4.6% for fiscal 2003 compared to 4.9% for the prior fiscal year as the 13.0% increase in these expenses for fiscal 2003 was less than the 19% increase in total revenues for the year. During fiscal 2004, we plan to continue to add resources to the corporate support, training and field supervision activities of our business, commensurate with the planned openings of as many as 16 new restaurants during the year.

Depreciation and Amortization Expenses

        Depreciation and amortization expenses increased 22.3% to $28.0 million for fiscal 2003 compared to $22.9 million for fiscal 2002. This increase was principally due to new restaurant openings. As a percentage of total revenues, depreciation and amortization expenses were 3.6% and 3.5% for fiscal 2003 and 2002, respectively.

Preopening Costs

        Preopening costs increased 12.3% to $11.9 million for fiscal 2003 compared to $10.6 million for the prior fiscal year. We opened fourteen restaurants during fiscal 2003 compared to twelve openings during fiscal 2002. In addition, preopening costs were incurred in both years for restaurant openings in progress.

        Preopening costs include incremental out-of-pocket costs that are directly related to the openings of new restaurants that are not otherwise capitalizable. As a result of the highly customized and operationally complex nature of our upscale, high volume concepts, the restaurant preopening process for our new restaurants is more extensive, time consuming and costly relative to that of most chain restaurant operations. The preopening costs for one of our restaurants usually includes costs to relocate and compensate an average of 11-12 restaurant management employees prior to opening; costs to recruit and train an average of 200-250 hourly restaurant employees; wages, travel and lodging costs for our opening training team and other support employees; and costs for practice service activities. Preopening costs will vary from location to location depending on a number of factors, including the proximity of our existing restaurants; the size and physical layout of each location; the number of management and hourly employees required to open each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel and lodging for different metropolitan areas; and the extent of unexpected delays, if any, in construction and/or obtaining final licenses and permits to open the restaurants, which may also be caused by landlord delays.

        Our direct preopening costs for an 11,000 square foot, single-story restaurant in an established Company market averages approximately $750,000. There will also be other preopening costs associated with each restaurant opening, including costs for corporate travel and support activities. Preopening costs will usually be higher for larger restaurants, our initial entry into new markets and for new concepts such as Grand Lux Cafe. We usually incur the most significant portion of preopening costs for a typical restaurant opening within the two-month period immediately preceding and the month of the restaurant’s opening. Preopening costs will fluctuate from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant, and the fluctuations could be significant. We expense preopening costs as incurred. Based on our current growth objectives for fiscal 2004 and 2005, preopening costs for each of those years will likely exceed the respective amount of preopening costs for the applicable prior year.

Interest Income, Other Income and Income Taxes

        Interest income decreased to $3.5 million for fiscal 2003 compared to $3.9 million for fiscal 2002. This decrease was principally due to lower yields on our interest-bearing cash and short-term investments that, in turn, was attributable to the decline in the general level of interest rates during fiscal 2003. We generally invest our excess cash balances in U.S. Treasury and Agency securities, investment grade corporate debt securities rated “A” or better and money market mutual funds. Other income for fiscal 2003 was $2.9 million compared to $2.2 million for fiscal 2002. This increase was principally due to higher gains on the sales of investments and marketable securities that were liquidated from time to time to fund the Company’s working capital requirements throughout the year. Our effective income tax rate was 35.1% for fiscal 2003 compared to 35.7% for fiscal 2002. For fiscal 2004, we currently estimate our effective tax rate to remain at 35.1%. The actual effective tax rate for fiscal 2004 may be different than our current estimate due to actual revenues, pretax income and tax credits achieved during the year.

Fiscal 2002 Compared to Fiscal 2001

Revenues

        Total revenues increased 21% to $652.0 million for fiscal 2002 compared to $539.1 million for fiscal 2001.

        Restaurant sales increased 21% to $603.3 million for fiscal 2002 compared to $499.5 million for the prior fiscal year. The increase of $103.8 million for fiscal 2002 consisted of the following components: $53.4 million from the openings of twelve new restaurants during the fiscal year; $45.3 million from restaurants opened prior to fiscal 2002 that were not considered comparable sales during fiscal 2002; and $5.1 million from comparable restaurant sales. Total estimated productive square feet and restaurant operating weeks increased approximately 27% and 20% to 718,797 and 2,915, respectively, during fiscal 2002.

        Average sales per restaurant operating week for restaurants open during the full fiscal year decreased slightly to $210,400 in fiscal 2002 compared to $211,900 for fiscal 2001. This slight decrease was principally due to sales for several of our newer restaurants that experienced expected sales decreases to their sustainable run-rate levels after their “honeymoon” opening period. Refer to Part I: Business – “New Restaurant Sales and Investment Characteristics” in this Annual Report on Form 10-K.

        Comparable restaurant sales increased approximately 1.2% during fiscal 2002. This increase was due almost entirely to effective menu price increases totaling approximately 1.1% for the full fiscal year.

        Bakery sales increased 23% to $48.7 million in fiscal 2002 compared to $39.6 million in the prior fiscal year. The increase in bakery sales was principally attributable to higher sales volumes to new and established foodservice accounts and to warehouse club operators. Sales to warehouse club operators represented approximately 56% of total bakery sales for fiscal 2002 compared to 49% for fiscal 2001. Despite the 23% increase in bakery sales for the full year, bakery sales during the second half of fiscal 2002 were impacted by a voluntary withdrawal and recall of bakery products that were produced in the Company’s bakery production facility during a four-day period in July 2002 due to possible bacteria contamination. Costs and expenses associated with the product withdrawal and recall are reflected in the “Other Operating Expenses” category. As a result of the product withdrawal and recall, bakery sales of approximately $1.4 million that had been recorded prior to the product withdrawal and recall were reversed, and a large-account foodservice industry customer discontinued purchasing our products.

Restaurant Cost of Sales

        Restaurant cost of sales increased 13% to $143.0 million in fiscal 2002 compared to $127.0 million in fiscal 2001. This increase was primarily attributable to the 21% increase in restaurant sales during fiscal 2002. As a percentage of restaurant sales, these costs decreased to 23.7% during fiscal 2002 compared to 25.4% for the prior fiscal year, principally as a result of lower market prices in general for most of the food commodities used in our restaurants, coupled with increased volume purchase discounts that result from our increasing purchasing power.

Bakery Cost of Sales

        Bakery cost of sales were $22.6 million for fiscal 2002 compared to $19.2 million for the prior fiscal year. The increase of $3.4 million was principally attributable to the 23% increase in bakery sales for fiscal 2002. As a percentage of bakery sales, bakery cost of sales decreased to 46.4% for fiscal 2002 compared to 48.4% for fiscal 2001. This decrease was primarily attributable to a shift in the mix of sales to products with slightly lower cost of sales as a percentage of their associated price (but with slightly higher selling expenses, which are included in the “other operating costs and expenses” category).

Labor Expenses

        Labor expenses increased 22.0% to $200.3 million for fiscal 2002 compared to $164.4 million for fiscal 2001. This increase was principally due to the 21% increase in total revenues during fiscal 2002. As a percentage of total revenues, labor expenses increased slightly to 30.7% for fiscal 2002 compared to 30.5% for fiscal 2001 reflecting increased costs for employee health insurance benefits and slightly higher labor costs for our two newest Grand Lux Cafe locations, partially offset by labor productivity improvements.

Other Operating Costs and Expenses

        Other operating costs and expenses increased 24.8% to $150.6 million for fiscal 2002 compared to $120.7 million for fiscal 2001. This increase was principally attributable to the 21% increase in total revenues for fiscal 2002 as well as costs and expenses related to the bakery product withdrawal. As a percentage of total revenues, other operating costs and expenses increased to 23.1% for fiscal 2002 versus 22.4% for fiscal 2001. Costs and expenses associated with the bakery product withdrawal were approximately $2.1 million or 0.3% of total revenues. Other operating expenses were also impacted by higher costs for our insurance arrangements, which increased approximately 0.4% as a percentage of total revenues.

General and Administrative Expenses

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

Preopening Costs

        Preopening costs increased 49.3% to $10.6 million for fiscal 2002 compared to $7.1 million for the prior fiscal year. We opened twelve restaurants during fiscal 2002 compared to nine openings during fiscal 2001. In addition, preopening costs were incurred in both years for restaurant openings in progress.

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

Liquidity and Capital Resources

        Our corporate finance strategy is to maintain a strong, conservative balance sheet in order to support our growth plan with financial flexibility; to provide the financial resources necessary to protect and enhance the competitiveness of our restaurant and bakery operations; and to provide a prudent level of financial capacity to manage the risks and uncertainties of conducting our business operations on a much larger scale. Our ongoing capital requirements are principally related to our restaurant expansion plan. Similar to many restaurant and retail chain store operations, we utilize operating lease arrangements for substantially all of our restaurant locations. We believe that our operating lease arrangements continue to provide appropriate leverage for our capital structure in a financially efficient manner. However, we are not limited to the use of lease arrangements as our only method of opening new restaurants. While our operating lease obligations are not required to be reflected as indebtedness on our consolidated balance sheet, the minimum rents and related fixed obligations under our lease agreements must be satisfied by cash flows from our ongoing operations. Accordingly, our lease arrangements reduce, to some extent, our capacity to utilize funded indebtedness in our capital structure. We also require capital resources to maintain our existing base of restaurants, further expand and strengthen the capabilities of our corporate and information technology infrastructures, and maintain and expand our bakery production capacity. In the past, we have obtained capital from our ongoing operations, public stock offerings, employee stock option exercises and construction contributions from our landlords. Our requirement for working capital is not significant, since our restaurant guests pay for their food and beverage purchases in cash or cash equivalents at the time of sale, and we are able to sell many of our food inventory items before we have to pay our suppliers of such items.

The following table presents, for the periods indicated, a summary of the Company’s key liquidity measurements.

	Fiscal Year

	2003	2002	2001
	(dollar amounts in millions)
Cash and marketable securities on hand, end of year	$137.0	$114.5	$89.6
Net working capital, end of year	$33.9	$18.2	$(1.8)
Adjusted net working capital, end of year (1)	$121.8	$109.8	$67.5
Current ratio, end of year	1.4:1	1.3:1	1.0:1
Adjusted current ratio, end of year (1)	2.5:1	2.9:1	2.2:1
Long-term debt, end of year	$—	$—	$—
Cash provided by operations	$116.7	$93.5	$74.4
Capital expenditures	$105.6	$86.6	$74.3

(1)	Includes all marketable securities classified as either current assets ($34.0 million, $11.8 million and 9.0 million for fiscal year 2003, 2002 and 2001, respectively) or noncurrent assets ($87.9 million, $91.6 million and $69.3 million for fiscal 2003, 2002 and 2001, respectively).

        During fiscal 2003, our total amount of cash and marketable securities on hand increased by $22.5 million to $137.0 million as of December 30, 2003. This increase was principally due to increased cash flow from operations and proceeds from the exercise of employee stock options. In the table above, we also present adjusted net working capital and current ratio calculations that include all marketable securities classified as either current or noncurrent assets. We believe these adjusted calculations provide investors with useful information regarding our overall liquidity position because all marketable securities are readily available to meet our liquidity requirements. We continue to target a weighted average maturity for our marketable securities investment portfolio between one and two years. Accordingly, a substantial portion of our investments are classified as noncurrent assets, but remain available for our liquidity requirements.

        Effective December 30, 2003, we amended and extended our revolving credit and term loan facility (the “Credit Facility”). The Credit Facility was increased to $35 million from $25 million and expires on December 30, 2005. As of March 4, 2004, there were no borrowings outstanding under the Credit Facility. $11.5 million of the Credit Facility has been reserved to support standby letters of credit for our self-insurance programs. Borrowings under the Credit Facility will bear interest at variable rates based, at our option, on either the prime rate of interest, the lending institution’s cost of funds plus 0.75%, or the applicable LIBOR rate plus 0.75%. Upon expiration of the Credit Facility, a maximum of $35 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates. The Credit Facility is not collateralized and requires us to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of our operations, with which we are currently in compliance.

        Our new restaurant development model more closely resembles that of a retail business that occupies leased space in shopping malls, office complexes, strip centers, entertainment centers and other real estate developments. We typically seek to lease our restaurant locations for primary periods of 15 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example our share of common area maintenance, property tax and insurance expenses). We disburse cash for leasehold improvements and furnishings, fixtures and equipment to build out our leased premises. We may also disburse cash for permanent improvements that we make to leased premises that generally are reimbursed to us by our landlords as construction contributions (also known as tenant improvement allowances) pursuant to agreed-upon terms in the respective leases. If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. We initially record uncollected landlord construction contributions as other receivables. Our balance of other receivables will fluctuate from period to period, depending on the timing of cash collections from landlords and additional receivables recorded from new restaurant development activities. See Note 3, “Other Receivables” to our Consolidated Financial Statements. In the future, we may also develop more freestanding restaurant locations using both ground leases and built-to-suit leases, which are common arrangements used to finance freestanding locations in the restaurant industry. We do not have any current plans to encumber our existing leasehold interests with secured financing. We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

        During fiscal 2003, our cash outlays and accrued liability for capital expenditures were approximately $106 million. Of that amount, approximately $90 million was related to new restaurant openings (including several restaurants under development as of December 30, 2003). The remainder consisted of approximately $11 million for maintenance and capacity addition outlays for our existing restaurants and approximately $5 million for bakery and corporate capital expenditures.

        For fiscal 2004, we currently estimate our cash outlays for capital expenditures to range between $110 and $115 million, net of agreed-upon landlord construction contributions and excluding $13-$14 million of expected noncapitalizable preopening costs for new restaurants. This estimate contemplates a net outlay of $95-$98 million for as many as 16 new restaurants to be opened during fiscal 2004, estimated construction-in-progress disbursements for anticipated fiscal 2005 openings and estimated collections of tenant improvement allowances from landlords. This estimate also contemplates that two of our planned 16 openings for fiscal 2004 do not have any landlord construction contributions. Not every potential location that we seek to develop into a restaurant may have landlord construction contributions available, and we would therefore not generally incur a contingent rent obligation on such locations. Expected capital expenditures for fiscal 2004 also include approximately $10-$11 million for maintenance and capacity addition expenditures to our existing restaurants; and $5-6 million for additional bakery capacity and corporate infrastructure investments.

         In October 2002, we entered into a 10-year lease for approximately one-half of an 88,000 square foot office building that is located adjacent to our existing corporate center and bakery production facility. We currently utilize this leased space for our culinary R&D kitchen, management training and other essential operational support activities. In light of our expansion plans and our eventual need for additional staff to support our restaurant and bakery operations, we are evaluating a potential purchase of that entire office building to ensure the long-term availability of expansion space. If consummated, such a purchase would require a capital expenditure of approximately $21 million and would be initially funded from our cash and investments balances on hand. We may seek to obtain long-term mortgage financing for such a purchase.

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

        During fiscal 1998, our Board of Directors authorized the Company to repurchase up to 1,687,500 shares of our common stock for reissuance upon the exercise of stock options under our current stock option plans. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. Under this authorization, we have repurchased a total of 1,077,300 shares for a total cost of $17.2 million through December 30, 2003. Our share repurchase agreement does not require us to repurchase any common stock and may be discontinued at any time.

        As of March 4, 2004, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Contractual Obligations and Commercial Commitments

        The following schedules summarize our contractual obligations and commercial commitments as of December 30, 2003 (amounts in millions):

Contractual obligations	Total	2004	2005	2006	2007	2008	After 2008
Operating leases (1)	$548.4	$28.8	$30.1	$30.8	$30.7	$30.7	$397.3
Purchase obligations (2)	128.8	42.7	20.6	24.4	27.5	10.3	3.3

Total	$677.2	$71.5	$50.7	$55.2	$58.2	$41.0	$400.6

Other commercial commitments
Standby letters of credit	$11.5	$7.7	$3.8	$—	$—	$—	$—

(1)	Represents aggregate minimum lease payments. Most of the leases also require contingent rent in addition to the minimum rent based on a percentage of sales ranging from 3.5% to 10% and require expenses incidental to the use of the property.

(2)	Amounts represent noncancelable commitments for the purchase of goods.

        We expect to fund our contractual obligations primarily with operating cash flows generated in the normal course of business.

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

Leases

        We currently lease all of our restaurant locations. We account for our leases under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 13 “Accounting for Leases” and subsequent amendments which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. All of our restaurant leases are classified as operating leases pursuant to the requirements of SFAS No. 13. We disburse cash for leasehold improvements and furnishings, fixtures and equipment to build out and equip our leased premises. We may also expend cash for permanent improvements that we make to leased premises that generally are reimbursed to us by our landlords as construction contributions (also known as tenant improvement allowances) pursuant to agreed-upon terms in our leases. Landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. We initially record landlord construction contributions as other receivables and reduce those receivables when cash is collected. While we are not aware of any pending authoritative changes in accounting for leases in general, any such changes in the future could have an impact on the Company’s reported results of operations and financial position.

Self-Insurance Liability

        We are self-insured for a significant portion of our employee health benefit, workers’ compensation and general liability programs. The Company maintains stop-loss coverage with third party insurers to limit its total exposure for each of these programs. The accrued liability associated with these programs is based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR claims”) as of the balance sheet date. Our estimated liability is not discounted and is based on information provided by our insurance brokers and insurers, combined with our judgments regarding a number of assumptions and factors, including the frequency and severity of claims, our claims development history, case jurisdiction, related legislation, and our claims settlement practice. Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims. If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

Income Taxes

        We provide for income taxes based on our estimate of federal and state tax liabilities. Our estimates include, but are not limited to, effective state and local income tax rates, allowable tax credits for items such as FICA taxes paid on reported tip income, and estimates related to depreciation expense allowable for tax purposes. Our estimates are made based on the best available information at the time that we prepare our income tax provision. In making our estimates, we also consider the impact of legislative and judicial developments. As these developments evolve, we will update our estimates, which, in turn, could result in an adjustment to our effective tax rate. We usually file our income tax returns many months after our fiscal year-end. All tax returns are subject to audit by federal and state governments, usually years after the returns are filed, and could be subject to differing interpretations of the tax laws. See Note 7 to our Consolidated Financial Statements.

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

Impact of Inflation and Changes in the Costs of Key Operating Resources

        Our profitability is dependent, among other things, upon our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy and other supplies and services. Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our restaurant and bakery customers. While we have taken steps to qualify multiple suppliers and enter into agreements for some of the commodities used in our restaurant and bakery operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control. We are currently unable to contract for substantially all of our fresh commodities such as produce, poultry, meat, fish and dairy items for long periods of time and, consequently, such commodities can be subject to unforeseen supply and cost fluctuations. Dairy costs can also fluctuate due to government regulation. The impact of inflation on food, labor, energy and occupancy costs can significantly affect the profitability of our restaurant and bakery operations.

        Many of our restaurant and bakery employees are paid hourly rates related to the federal minimum wage, which increased in 1988, 1991, 1996 and 1997. Proposals are currently pending in Congress to again increase the federal minimum wage. Several state and local governments have recently increased the minimum wage within their jurisdiction and others are presently considering such increases. The State of California, where we currently operate approximately one-fifth of our restaurants, increased its minimum wage by $0.50 per hour to $6.25 in January 2001, and by another $0.50 per hour to $6.75 in January 2002. Additionally, a general shortage in the availability of qualified restaurant management and hourly workers in certain geographical areas in which we operate has caused related increases in the costs of recruiting and compensating such employees. Certain operating costs, such as taxes, insurance and other outside services continue to increase with the general level of inflation or higher and may also be subject to other cost and supply fluctuations outside of our control.

        While the Company has been able to react to inflation and other changes in the costs of key operating resources by gradually increasing prices for its menu items and bakery products, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our menu pricing flexibility. We cannot guarantee that all future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our restaurant guests without any resulting changes in their visit frequencies or purchasing patterns. Substantially all of the leases for our restaurants provide for contingent rent obligations based on a percentage of sales. As a result, rent expense will absorb a proportionate share of any menu price increases in our restaurants. There can be no assurance that we will continue to generate increases in comparable restaurant sales and bakery sales in amounts sufficient to offset inflationary or other cost pressures.

Seasonality and Quarterly Results

        Our business is subject to seasonal fluctuations. Historically, our highest levels of revenues and net income for our established restaurants have occurred in the second and third quarters of the fiscal year. Over one-half of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales. Patio seating represents approximately 17% of the total available productive seating for all restaurants open as of March 4, 2004 and can be subject to disruption from inclement weather. Holidays, severe winter weather, hurricanes, thunderstorms and similar conditions may impact restaurant sales volumes seasonally in some of the markets where we operate. Our bakery operations are seasonal to the extent that the fourth quarter’s sales are typically higher due to holiday business. Additionally, bakery sales comparisons may fluctuate significantly from quarter to quarter due to the timing and size of orders from our larger bakery customers. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated preopening costs. As a result of these and other factors, the Company’s financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The following discussion of market risks contains forward-looking statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

        We are exposed to market risk from changes in interest rates on funded debt. This exposure relates to our $35 million revolving credit and term loan facility (the “Credit Facility”). There were no borrowings outstanding under the Credit Facility during fiscal 2001, 2002, 2003 and fiscal 2004 through March 4, 2004. Borrowings under the Credit Facility bear interest at variable rates based on either the prime rate of interest, the lending institution’s cost of funds plus 0.75% or LIBOR plus 0.75%. A hypothetical 1% interest rate change would not have any current impact on our results of operations.

        A change in market prices also exposes us to market risk related to our investments in marketable securities. As of December 30, 2003, we held $121.8 million in available-for-sale marketable securities. A hypothetical 10% decline in the market value of those securities would result in a $12.2 million unrealized loss and a corresponding decline in their fair value. This hypothetical decline would not affect our cash flows until the securities were disposed of.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Financial Statements required to be filed hereunder are set forth on pages 40 through 61 of this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A: CONTROLS AND PROCEDURES

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

        During the fiscal quarter ended December 30, 2003, there was no change in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item (other than the following information concerning our code of ethics) is hereby incorporated by reference from the section entitled “Proposal 1 Election of Directors” in the Company’s definitive proxy statement for the annual meeting of stockholders to be held on May 18, 2004 (the “Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is hereby incorporated by reference to the sections entitled “Meetings, Attendance and Fees,” “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is hereby incorporated by reference to the sections entitled “Equity Compensation Plan Information and “Beneficial Ownership of Principal Stockholders and Management” in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is hereby incorporated by reference to the section entitled “Executive Compensation” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is hereby incorporated by reference to the section entitled “Independent Auditors” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        The following documents are filed as a part of this Report:

(a)	1. Financial Statements:

The Consolidated Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 40 of this report.

2.	Financial Statement Schedules:

None.

3.	Exhibits:

The Exhibits required to be filed hereunder are listed in the exhibit index included herein at page 62.

(b)	The Company filed the following reports on Form 8-K during the fourth quarter:

37

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

        On October 27, 2003, the Company filed a current report on Form 8-K announcing the opening of The Cheesecake Factory restaurant in Cleveland, Ohio.

        On November 4, 2003, the Company filed a current report on Form 8-K announcing the opening of The Cheesecake Factory restaurant in Arlington, Virginia.

        On November 13, 2003, the Company filed a current report on Form 8-K announcing the appointment of a Coordinating Director.

        On November 18, 2003, the Company filed a current report on Form 8-K announcing the opening of The Cheesecake Factory restaurant in Peoria, Arizona.

        On November 24, 2003, the Company filed a current report on Form 8-K announcing the Senior Vice President, General Counsel and Secretary of The Cheesecake Factory Incorporated entered into a stock trading plan in accordance with Rule 10b5-1.

        On December 11, 2003, the Company filed a current report on Form 8-K announcing the opening of The Cheesecake Factory restaurant in Honolulu, Hawaii.

        On December 18, 2003, the Company filed a current report on Form 8-K announcing the opening of The Cheesecake Factory restaurant in Palo Alto, California.

        The Company filed the following reports on Form 8-K subsequent to the close of the fourth quarter:

        On January 7, 2004, the Company filed a current report on Form 8-K announcing their presentation at the SG Cowen Consumer Conference.

        On January 7, 2004, the Company filed a current report on Form 8-K announcing executive officer promotions.

        On January 27, 2004, the Company filed a current report on Form 8-K announcing the date and time of their fourth quarter and fiscal 2003 earnings conference call.

        On January 28, 2004, the Company filed a current report on Form 8-K announcing the opening of The Cheesecake Factory restaurant in Birmingham, Alabama.

        On February 4, 2004, the Company filed a current report on Form 8-K announcing the fourth quarter financial results.

        On February 11, 2004, the Company filed a current report on Form 8-K announcing that it had entered into a $35 million credit facility with Bank of the West to replace an existing facility with that institution.

        On February 17, 2004, the Company filed a current report on Form 8-K announcing the opening of The Cheesecake Factory restaurant in Cincinnati, Ohio and their presentation at the Bear Stearns Conference.

40

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of
The Cheesecake Factory Incorporated:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of The Cheesecake Factory Incorporated and Subsidiaries (the “Company”) at December 30, 2003 and December 31, 2002, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
February 3, 2004

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Data)

	December 30, 2003	December 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$15,167	$11,033
Investments and marketable securities	33,988	11,819
Accounts receivable	7,360	5,490
Other receivables	23,416	20,717
Inventories	20,434	17,985
Prepaid expenses	10,403	7,050
Deferred income taxes	4,725	2,160

Total current assets	115,493	76,254

Property and equipment, net	359,969	282,213

Other assets:
Marketable securities	87,852	91,634
Other receivables	7,371	5,868
Trademarks	2,046	1,940
Other	12,077	8,899

Total other assets	109,346	108,341

Total assets	$584,808	$466,808

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$25,996	$14,839
Other accrued expenses	55,558	43,239

Total current liabilities	81,554	58,078

Deferred income taxes	35,721	22,285
Other noncurrent liabilities	9,631	6,881

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued and
outstanding	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares
authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 52,126,185 and
50,995,890 shares issued at December 30, 2003 and December 31, 2002, respectively	521	510
Additional paid-in capital	229,157	205,994
Retained earnings	245,612	187,776
Unrealized gain/(loss) on available-for-sale securities	(161)	1,664
Treasury stock, 1,077,300 and 1,047,300 shares at cost at December 30, 2003 and
December 31, 2002, respectively	(17,227)	(16,380)

Total stockholders’ equity	457,902	379,564

Total liabilities and stockholders’ equity	$584,808	$466,808

See the accompanying notes to the consolidated financial statements. 42

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Per Share Data)

	Fiscal Year

	2003	2002	2001
Revenues:
Restaurant sales	$731,273	$603,295	$499,519
Bakery sales to other foodservice operators, retailers and distributors	42,562	48,675	39,611

Total revenues	773,835	651,970	539,130

Costs and expenses:
Restaurant cost of sales	175,654	142,998	127,005
Bakery cost of sales	19,716	22,631	19,153
Labor expenses	239,386	200,279	164,372
Other operating costs and expenses	180,725	150,617	120,706
General and administrative expenses	35,817	31,702	27,929
Depreciation and amortization expenses	27,960	22,855	17,457
Preopening costs	11,859	10,631	7,069

Total costs and expenses	691,117	581,713	483,691

Income from operations	82,718	70,257	55,439
Interest income, net	3,466	3,885	4,328
Other income	2,944	2,178	1,654

Income before income taxes	89,128	76,320	61,421
Income tax provision	31,292	27,245	22,112

Net income	$57,836	$49,075	$39,309

Net income per share:
Basic	$1.15	$1.00	$0.83

Diluted	$1.12	$0.96	$0.79

Weighted average shares outstanding:
Basic	50,422	49,266	47,466
Diluted	51,848	51,158	49,897

See the accompanying notes to the consolidated financial statements. 43

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unrealized Gain (Loss) on Available-for-Sale Securities	Treasury Stock	Total
Balances, January 2, 2001	$319	$147,694	$99,581	$365	$(7,123)	$240,836

Comprehensive income:
Net income	—	—	39,309	—	—
Net unrealized gain	—	—	—	165	—
Total comprehensive income						39,474
Three-for-two stock split	161	—	(161)	—	—	—
Issuance of common stock from exercise of stock
options	6	5,854	—	—	—	5,860
Tax benefit related to stock options exercised	—	5,527	—	—	—	5,527
Purchase of treasury stock	—	—	—	—	(2,198)	(2,198)

Dividends paid for fractional shares	—	—	(28)	—	—	(28)

Balances, January 1, 2002	486	159,075	138,701	530	(9,321)	289,471
Comprehensive income:
Net income	—	—	49,075	—	—
Net unrealized gain	—	—	—	1,134	—
Total comprehensive income						50,209
Issuance of common stock from exercise of stock
options	24	21,558	—	—	—	21,582
Tax benefit related to stock options exercised	—	25,361	—	—	—	25,361
Purchase of treasury stock	—	—	—	—	(7,059)	(7,059)

Balances, December 31, 2002	510	205,994	187,776	1,664	(16,380)	379,564

Comprehensive income:
Net income	—	—	57,836	—	—
Net unrealized loss	—	—	—	(1,825)	—
Total comprehensive income						56,011
Issuance of common stock from exercise of stock
options	11	12,644	—	—	—	12,655
Tax benefit related to stock options exercised	—	10,519	—	—	—	10,519

Purchase of treasury stock	—	—	—	—	(847)	(847)

Balances, December 30, 2003	$521	$229,157	$245,612	$(161)	$(17,227)	$457,902

See the accompanying notes to the consolidated financial statements. 44

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

	Fiscal Year

	2003	2002	2001
Cash flows from operating activities:
Net income	$57,836	$49,075	$39,309
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27,960	22,855	17,457
Gain on available-for-sale securities	(2,456)	(1,797)	(1,549)
Deferred income taxes	11,884	11,358	4,388
Tax benefit related to stock options exercised	10,519	25,361	5,527
Changes in assets and liabilities:
Accounts receivable	(1,870)	255	(868)
Other receivables	(4,202)	(7,810)	1,613
Inventories	(2,449)	(7,214)	(1,443)
Prepaid expenses	(3,353)	(3,976)	(1,663)
Trademarks	(106)	(66)	(145)
Other	(3,335)	(2,441)	(2,181)
Accounts payable	11,157	(4,046)	1,173
Income taxes payable	—	(2,837)	1,844
Other accrued expenses	15,069	14,735	10,963

Cash provided by operating activities	116,654	93,452	74,425

Cash flows from investing activities:
Additions to property and equipment	(105,560)	(86,618)	(74,324)
Investments in available-for-sale securities	(174,203)	(119,971)	(121,670)
Sales of available-for-sale securities	155,435	98,338	96,248

Cash used in investing activities	(124,328)	(108,251)	(99,746)

Cash flows from financing activities:
Issuance of common stock	11	24	6
Dividends paid for fractional shares	—	—	(28)
Proceeds from exercise of employee stock options	12,644	21,558	5,854
Purchase of treasury stock	(847)	(7,059)	(2,198)

Cash provided by financing activities	11,808	14,523	3,634

Net change in cash and cash equivalents	4,134	(276)	(21,687)
Cash and cash equivalents at beginning of period	11,033	11,309	32,996

Cash and cash equivalents at end of period	$15,167	$11,033	$11,309

See the accompanying notes to the consolidated financial statements. 45

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

Description of Business:

        The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we”, “us” and “our”) operates full-service, casual dining restaurants under The Cheesecake Factory® and Grand Lux Cafe® marks. We also operate one self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark. Additionally, we operate a bakery production facility in Calabasas Hills, California that produces baked desserts and other products for our restaurants and for other foodservice operators, retailers and distributors. We also license three bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator. All of our company-operated and licensed restaurants and our bakery production facility are located within the United States of America.

Basis of Presentation:

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions for the periods presented have been eliminated in consolidation.

Fiscal Year:

        We utilize a 52/53 week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal 2003, 2002 and 2001 each consisted of 52 weeks. Fiscal 2004 will consist of 52 weeks and will end on Tuesday, December 28, 2004. Fiscal 2005 will consist of 53 weeks.

Cash and Cash Equivalents:

        We consider all highly liquid investments with an original maturity of three months or less at date of purchase to be cash equivalents. Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Our centralized cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Checks issued but not yet presented for payment to our bank are reflected as a reduction of cash and cash equivalents in our accompanying consolidated balance sheets.

Investments and Marketable Securities:

        We principally invest our excess cash balances in U.S. Treasury and Agency securities, investment grade corporate debt securities rated “A” or better and money market mutual funds. We record investments and marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 establishes accounting and reporting requirements for investments in equity securities that have readily determinable fair values and for all investments in debt securities. We generally classify all of our investments and marketable securities as available-for-sale securities, even though our current liquidity position and requirements provide us with the ability to hold a substantial amount of such securities to maturity. Debt securities classified as available-for-sale securities are reported at their fair value, with unrealized gains and losses excluded from net income and reported as a separate component of stockholders’ equity (net of the related tax effect) until realized. Fair value is determined by the most recently traded price of each security at the balance sheet date, plus any accrued interest. Net realized gains or losses are determined on the specific identification cost method. At December 30, 2003 and December 31, 2002, all of our investments and marketable securities were classified in the available-for-sale category.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIESNOTES
TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

Accounts and Other Receivables:

        Our accounts receivable principally result from credit sales to outside bakery customers. Other receivables consist of accrued interest on investments and marketable securities and various amounts due from landlords, insurance providers and others in the ordinary course of business.

Concentration of Credit Risk:

        Financial instruments that potentially subject us to a concentration of credit risk are cash and cash equivalents, investments and marketable securities, and accounts receivable. We currently maintain a majority of our day-to-day operating cash balances with two major financial institutions. At times, cash balances may be in excess of FDIC insurance limits. We place our temporary excess cash with major financial institutions that, in turn, invest in investment-grade commercial paper and other corporate obligations rated “A” or higher, certificates of deposit, government obligations and other investments and marketable securities. Our investment policy limits the amount of exposure to any one financial institution or investment. With respect to marketable securities, the net unrealized gain or loss on our investment portfolio as of December 30, 2003 and December 31, 2002 has been reported (net of the related tax effect) as a separate component within the stockholders’ equity section of our consolidated balance sheets. We consider the concentration of credit risk for accounts receivable to be minimal as a result of our large number of outside bakery customers, as well as the payment histories and general financial condition of our larger outside bakery customers.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies: (Continued)

Property and Equipment:

        Property and equipment are recorded at cost. Improvements are capitalized while repair and maintenance costs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated economic lives of the assets or the primary terms of the respective leases. Depreciation periods are as follows:

Land improvements	25 years
Buildings	30 years
Leasehold improvements	Primary term of lease, including exercised options
Restaurant fixtures and equipment	10 years
Bakery equipment	15 years
Automotive equipment	5 years
Computer equipment	3 years

Accounting for Long-lived Assets:

        We review our property and equipment assets whenever events or changes in circumstances indicate that the carrying value of those assets might not be recoverable. In evaluating whether an asset has been impaired, we compare the expected undiscounted future cash flows to be generated by the asset to the asset’s carrying value. If the sum of the undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized to the extent the carrying value exceeds the fair value of the asset.

Preopening Costs:

        Preopening costs are expensed as incurred.

Self-Insurance Liability:

        We are self-insured for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability and employee health benefits. The Company maintains stop-loss coverage with third party insurers to limit its total exposure for each of these risks. The accrued liabilities associated with these risks is based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR claims”) as of the balance sheet date. Our estimated liabilities are not discounted and are based on information provided by our insurance brokers and insurers, combined with our judgments regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices. Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims.

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

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies: (Continued)

Stock-Based Compensation:

        We maintain stock option plans under which incentive stock options and non-qualified stock options may be granted to employees, consultants and non-employee directors. We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Our policy is to grant all stock options at the fair market value of the underlying stock at the date of grant. Accordingly, we do not recognize compensation expense for company-issued stock options. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value method of accounting for stock-based compensation. In addition, SFAS No. 148 requires more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. We adopted the annual and interim disclosure requirements of SFAS No. 148 as of the first quarter of fiscal 2003.

        Had compensation expense for our stock option plans been determined based on the fair value at the grant date for awards in fiscal 2003, 2002 and 2001 consistent with the provisions of SFAS No. 123, our after-tax net income and after-tax net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except net income per share):

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Net income, as reported	$57,836	$49,075	$39,309
Net income, pro forma	$50,343	$42,726	$33,028
Basic net income per share, as reported	$1.15	$1.00	$0.83
Basic net income per share, pro forma	$1.00	$0.87	$0.70
Diluted net income per share, as reported	$1.12	$0.96	$0.79
Diluted net income per share, pro forma	$0.97	$0.84	$0.66

        The weighted average fair value at date of grant for options issued in fiscal 2003, 2002 and 2001 was $16.01, $16.70 and $11.15 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for each respective fiscal year: (a) no dividend yield on our stock, (b) expected volatility of our stock of 48.91%, 49.20% and 49.50%, (c) a risk-free interest rate of 3.78%, 4.19% and 4.94%, and (d) expected option lives of six years in fiscal 2003 and fiscal 2002 and seven years in 2001.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies: (Continued)

        The Black-Scholes option pricing model was developed to estimate the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models also require the input of highly subjective assumptions including the expected stock price volatility. Since company-issued stock options have characteristics significantly different from those of traded options, and since changes in the subjective input assumptions utilized by option pricing models can materially affect the fair value estimate of stock options derived from such models, management believes that existing option valuation models do not necessarily provide a reliable single measure of the fair value of company-issued stock options. Since company–issued stock options do not trade on a secondary exchange, their holders cannot receive any value or derive any benefit unless the market price of the underlying stock has increased above the grant price of the stock option at the time the option becomes exercisable.

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

Recent Accounting Pronouncements:

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

Revenue Recognition:

        Revenue from restaurant sales is recognized when payment is tendered at the point of sale. Revenues from our gift cards (also known as stored value cards) are recognized upon redemption in our restaurants. Until the redemption of gift cards occurs, all outstanding balances on such cards are included in “other accrued expenses” on our accompanying consolidated balance sheets. Revenue from bakery sales to other foodservice operators, retailers and distributors is recognized when the products are shipped. Our consolidated revenues are net of all intercompany eliminations.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies: (Continued)

Advertising Costs:

        Advertising costs are expensed as incurred. Advertising expenses for fiscal 2003, 2002 and 2001 were insignificant.

Comprehensive Income:

        Comprehensive income includes net income and other comprehensive income items that are excluded from net income under accounting principles generally accepted in the United States of America. Unrealized gains or losses on available-for-sale securities are our only comprehensive income item in addition to net income.

Reclassifications:

        Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Investments and Marketable Securities:

        Investments and marketable securities consisted of (in thousands):

Classification	Cost	Fair Value	Unrealized Gain/(Loss)	Balance Sheet Amount	Maturity
At December 30, 2003:
Current assets:
Available-for-sale securities:
Corporate debt securities	$11,331	$11,347	$16	$11,347	January 2004 to December 2004
U.S. Treasury securities	22,604	22,641	37	22,641	February 2004 to November 2004

Total	$33,935	$33,988	$53	$33,988

Other assets:
Available-for-sale securities:
Corporate debt securities	$28,469	$28,535	$66	$28,535	February 2005 to March 2009
U.S. Treasury securities	59,687	59,317	(370)	59,317	January 2005 to February 2019

Total	$88,156	$87,852	$(304)	$87,852

At December 31, 2002:
Current assets:
Available-for-sale securities:
Corporate debt securities	$10,177	$10,296	$119	$10,296	February 2003 to December 2003
U.S. Treasury securities	1,500	1,523	23	1,523	November 2003

Total	$11,677	$11,819	$142	$11,819

Other assets:
Available-for-sale securities:
Corporate debt securities	$25,061	$26,052	$991	$26,052	April 2004 to August 2006
U.S. Treasury securities	64,129	65,582	1,453	65,582	February 2004 to November 2007

Total	$89,190	$91,634	$2,444	$91,634

52

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Other Receivables:

Other receivables consisted of (in thousands):

	December 30, 2003	December 31, 2002
Tenant improvement allowances from landlords	$20,240	$15,415
Income tax receivable	5,879	8,476
Accrued interest on investments	1,079	1,126
Other	3,589	1,568

Total other receivables	30,787	26,585
Less: current portion	(23,416)	(20,717)

Other receivables	$7,371	$5,868

4. Inventories: Inventories consisted of (in thousands):

	December 30, 2003	December 31, 2002
Restaurant food and supplies	$15,593	$12,362
Bakery finished goods	3,641	3,960
Bakery raw materials	1,200	1,663

Total	$20,434	$17,985

        The amounts for restaurant food and supplies as of December 30, 2003 and December 31, 2002 include $8.7 million and $6.2 million, respectively, for certain smallware inventories in our restaurants.

5. Property and Equipment:

        Property and equipment consisted of (in thousands):

	December 30, 2003	December 31, 200
Land and related improvements	$1,783	$1,783
Buildings	6,464	6,464
Fixtures and equipment	140,416	120,863
Leasehold improvements	271,650	209,065
Computer equipment	20,352	16,735
Automotive equipment	249	390
Construction in progress	37,509	20,460

Property and equipment, total	478,423	375,760
Less: accumulated depreciation and amortization	(118,454)	(93,547)

Property and equipment, net	$359,969	$282,213

Repair and maintenance expenses for fiscal 2003, 2002 and 2001 were $10.5 million, $9.0 million and $5.8 million, respectively. 53

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

        The aggregate minimum annual lease payments under operating leases (including those for five restaurants with executed leases as of December 30, 2003 that are planned for fiscal 2004 openings) are as follows (in thousands):

2004	$28,832
2005	30,143
2006	30,775
2007	30,694
2008	30,717
Thereafter	397,233

Total minimum lease commitments	$548,394

Rent expenses charged to operations on all operating leases were as follows (in thousands):

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Base rent	$23,139	$17,358	$13,355
Contingent rent	17,654	16,426	15,006
Other charges	9,829	7,795	6,299

Total	$50,622	$41,579	$34,660

        With respect to the five potential restaurant locations with executed leases as of December 30, 2003 that are currently planned for openings in fiscal 2004, we have estimated construction commitments (leasehold improvements and fixtures and equipment), net of agreed-upon landlord construction contributions, totaling approximately $28 million.

        As credit guarantees to insurers, the Company is contingently liable under standby letters of credit issued under the Credit Facility. As of December 30, 2003, the Company had $11.5 million of standby letters of credit related to self-insurance liabilities accrued in the Company’s Consolidated Financial Statements. All standby letters of credit are renewable annually.

        We are self-insured for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability and employee health benefits. The Company maintains stop-loss coverage with third party insurers to limit its total exposure for each of these risks. The accrued liabilities associated with these risks is based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR claims”) as of the balance sheet date. Our estimated liabilities are not discounted and are based on information provided by our insurance brokers and insurers, combined with our judgments regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices.

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

        In October 2003, an hourly restaurant employee in California filed a lawsuit against the Company alleging violations of California labor laws with respect to the providing of meal and rest breaks and improper deductions, among other claims. The lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the plaintiff and other purported class members. Discovery is currently continuing in this matter. The Company intends to vigorously defend its position. Although the outcome cannot be ascertained at this time, the Company does not believe that its disposition would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

        The Attorney General of the State of California (State Attorney General) filed lawsuits on or about April 10, 2003 in the Los Angeles Superior Court against the Company, as well as several other restaurant chains, alleging that the defendants violated the provisions of an initiative statute known as “Proposition 65” and California Business and Professions Code Section 17203 by offering for sale certain types of fish allegedly containing mercury and mercury compounds without providing the warnings required by Proposition 65. The Company is currently in settlement negotiations with the State Attorney General’s office. The Company believes that the resolution of this matter would not have a material adverse effect on the Company’s financial position, results of operations or liquidity. The Company continues to implement interim notices under Proposition 65 in order to mitigate the possibility of additional liability to the Company while the settlement of all remaining issues is pending.

        We are also subject to other private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. Such claims typically involve claims from guests, employees and others related to operational issues common to the foodservice industry. A number of such claims may exist at any given time. From time to time, we are also involved in lawsuits with respect to contractual disputes and infringements of, or challenges to, our registered trademarks. We believe that the final disposition of such lawsuits and claims will not have a material adverse effect on our financial position, results of operations or liquidity. It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings and claims.

        We have severance and employment agreements with certain of our executive officers that provide for payments to those officers in the event of a termination of their employment as a result of a change in control of the Company or without cause, as defined in those agreements. Aggregate payments totaling approximately $3.4 million would have been required by those agreements had all such officers terminated their employment for those reasons as of December 30, 2003.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes:

The provision for income taxes consisted of the following (in thousands):

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Income before income taxes	$89,128	$76,320	$61,421

Income tax provision:
Current:
Federal	$16,064	$13,385	$15,595
State	3,344	2,502	2,129

Total current	19,408	15,887	17,724
Deferred	11,884	11,358	4,388

Total	$31,292	$27,245	$22,112

The following is a reconciliation between the U.S. federal statutory rate and the effective tax rate:

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and district income taxes net of federal
income tax benefit	3.6	3.7	3.3
FICA tip credit and other credits	(3.7)	(3.4)	(2.6)
Deferred compensation, dividends received
deduction and other	0.2	0.4	0.3

Effective tax rate	35.1%	35.7%	36.0%

56

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes: (Continued)

        The temporary differences which give rise to deferred income tax assets and liabilities are as follows (in thousands):

	December 30, 2003	December 31, 2002
Current deferred tax assets/(liabilities):
Employee benefits	$4,055	$2,885
Insurance	4,803	2,866
Inventory	(3,112)	(2,506)
Other, net	(1,021)	(1,085)

Total	$4,725	$2,160

Noncurrent deferred tax assets/(liabilities):
Property and equipment	$(40,634)	$(24,560)
Tax credit carryforwards	3,271	2,348
Other, net	1,642	(73)

Total	$(35,721)	$(22,285)

        The Company’s tax credit carryforwards, representing primarily FICA tip credits, begin to expire in 2021. We have not recorded a valuation allowance against these credits as we believe it is more likely than not that future taxable income will be sufficient to fully realize the benefit of these credits.

8. Long-term Debt:

        We maintain a $35 million revolving credit and term loan facility (the “Credit Facility”) with a major financial institution. As of December 30, 2003 and December 31, 2002, there were no borrowings outstanding under the Credit Facility. $11.5 million of the Credit Facility has been reserved to support standby letters of credit for our insurance programs, which reduces the limit available for borrowing under the Credit Facility by an equal amount. The terms of the Credit Facility provide for, among other things, borrowings under the Credit Facility to bear interest at variable rates based, at our option, on either the prime rate of interest, the lending institution’s cost of funds rate plus 0.75% or the applicable LIBOR rate plus 0.75%. The Credit Facility expires on December 31, 2005. On that date, a maximum of $35 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates. The Credit Facility is not collateralized and requires us to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of our operations, with which we are currently in compliance.

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

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders’ Equity: (Continued)

        The Company is authorized by its Board of Directors to repurchase up to 1,687,500 shares of our common stock for reissuance upon the exercise of stock options under our current stock option plans. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. As of December 30, 2003, we had repurchased a total of 1,077,300 shares for a total cost of $17.2 million under this authorization.

10. Stock Options:

        The Company maintains stock option plans under which incentive stock options and non-qualified stock options may be granted to employees, consultants and non-employee directors. All stock options are granted at the fair market value of the underlying stock on the date of the grant, generally vest at 20% per year, and become exercisable provided the Company meets or exceeds certain performance criteria approved by our Board of Directors. Our stock options generally expire ten years from the date of grant. Transactions during fiscal 2003, 2002 and 2001 under our stock option plans were as follows:

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Options outstanding at start of year	5,213,742	6,383,526	6,712,467
Options granted	1,335,005	1,458,967	540,418
Options exercised	(1,130,295)	(2,385,587)	(729,561)
Options cancelled	(385,397)	(243,164)	(139,798)

Options outstanding at end of year	5,033,055	5,213,742	6,383,526

Options exercisable at end of year	1,364,660	1,358,122	3,024,166
Options available for grant at end of year	2,272,095	3,221,703	1,740,706

Weighted average option exercise price information for fiscal 2003, 2002 and 2001 was as follows:

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Options outstanding at start of year	$18.65	$12.03	$10.74
Options granted	$31.34	$32.69	$22.83
Options exercised	$11.20	$9.02	$8.07
Options cancelled	$31.52	$23.59	$12.44
Options outstanding at end of year	$22.71	$18.65	$12.03
58

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock Options: (Continued)

        The following table sets forth information with respect to fixed stock options as of December 30, 2003:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Amount Outstanding as of 12/30/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Amount Exercisable as of 12/30/03	Weighted Average Exercise Price
$ 5.37 - $11.71	909,066	4.53 years	$8.49	727,266	$8.18
$12.00 - $16.31	848,125	6.03	$13.04	344,125	$13.09
$17.08 - $25.45	947,056	7.12	$22.77	160,469	$23.46
$25.83 - $30.00	977,000	8.96	$29.34	46,000	$29.47
$30.62 - $33.83	1,062,808	8.54	$32.86	86,300	$33.66
$33.86 - $40.02	289,000	9.46	$35.85	500	$38.10

$ 5.37 - $40.02	5,033,055	7.26	$22.71	1,364,660	$13.56

11. Other Supplemental Data:

Other accrued expenses consisted of (in thousands):

	December 30, 2003	December 31, 2002
Insurance	$14,670	$11,520
Gift cards and certificates	12,943	8,450
Salaries and wages	7,124	6,381
Employee benefits	5,674	4,488
Payroll and sales taxes	5,399	5,215
Rent and related expenses	3,895	3,906
Other	5,853	3,279

Total	$55,558	$43,239

12. Supplemental Cash Flow Disclosures:

Supplemental cash flow disclosures consisted of (in thousands):

	Fiscal 2003	Fiscal 2002	Fiscal 2001

Interest paid	$—	$—	$—

Income taxes paid	$12,730	$283	$10,343

59

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Employee Benefit Plans:

        We have established two defined contribution benefit plans (the “401(k) Plans”), one for our Cheesecake Factory restaurant and corporate support employees, and another for our Grand Lux Cafe restaurant employees, in accordance with section 401(k) of the Internal Revenue Code. The 401(k) Plans are open to all employees who meet certain compensation and eligibility requirements. The 401(k) Plans allow participating employees to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options. We currently match in cash a certain percentage of the employee contributions to the 401(k) Plans and also pay for related administrative expenses, neither of which were significant amounts during fiscal 2003, 2002 and 2001.

        We have also established an Executive Savings Plan (the “ESP”). The ESP is a nonqualified deferred compensation plan for our highly compensated employees as defined in the ESP and who are otherwise ineligible for participation in our 401(k) plans. The ESP allows participating employees to defer the receipt of a portion of their base compensation and up to 100% of their eligible bonuses. Non-employee directors can also participate in the ESP and defer the receipt of their fees. We match in cash a certain percentage of the base compensation deferred by participating employees and also pay for related administrative expenses, neither of which were significant amounts during fiscal 2003, 2002 and 2001. Employee deferrals and our match are deposited into a “rabbi” trust established by the Company, and the funds are generally invested in individual variable life insurance contracts owned by the Company that are specifically designed to informally fund savings plans of this nature. The accounts of the rabbi trust are required to be included in our consolidated financial statements. Our consolidated balance sheets reflect the Company’s investment in variable life insurance contracts in the “other assets” category. The Company’s obligation to participating employees is reflected in the “other noncurrent liabilities” category. All income and expenses related to the rabbi trust are reflected in our consolidated statements of operations.

        Effective May 1999, we adopted a self-insured medical and dental benefit plan for our employees. We have purchased both individual and aggregate stop-loss coverage in order to limit our exposure to any significant medical claims. Self-insured medical benefit plan expenses are accrued based upon our estimate of the aggregate liability for uninsured claims incurred using actuarial methods commonly followed in the insurance industry and our historical experience. The accrued liability for our self-insured medical benefit plan (included in “other accrued expenses”) as of December 30, 2003 and December 31, 2002 was $2,088,000 and $3,097,000, respectively.

14. Stockholder Rights Plan:

        During fiscal 1998, our Board of Directors adopted a stockholder rights plan (the “Rights Plan”). The Rights Plan provides for the distribution to stockholders of one right to purchase a unit equal to 1/100 of a share of a newly created series of junior participating cumulative preferred stock. The rights are evidenced by our common stock certificates and automatically trade with our common stock. The rights are not exercisable unless a person or group acquires (or commences a tender or exchange offer or announces an intention to acquire) 15% or more of our common stock without the approval of our Board of Directors. When declared exercisable, holders of the rights (other than the acquiring person or group) would have the right to purchase units of junior participating cumulative preferred stock having a market value equal to two times the exercise price of each right, which is $110. Additionally, if we are thereafter merged into another entity, or more than 50% of our consolidated assets or earnings power is sold or transferred, holders of the rights will be entitled to buy common stock of the acquiring person or group equal to two times the exercise price of each right. The rights expire on August 4, 2008, unless redeemed earlier by us. In November 2003, our Board of Directors approved certain amendments to the Rights Plan that, among other things, eliminated a provision in the Rights Plan that would have prohibited the redemption of the rights in specified circumstances, including when a majority of the Board of Directors is comprised of persons who were not nominated by the Board of Directors in office immediately prior to the election of the new directors.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Quarterly Financial Data (unaudited):

        Summarized unaudited quarterly financial data (in thousands, except diluted net income per share) for fiscal 2003 and 2002 is as follows:

Quarter Ended:	April 1, 2003	July 1, 2003	September 30, 2003	December 30, 2003
Total revenues	$172,860	$188,620	$197,832	$214,523
Income from operations	$18,006	$21,994	$20,678	$22,040
Net income	$12,639	$15,269	$14,358	$15,570
Diluted net income per share (1)	$0.25	$0.30	$0.28	$0.30

Quarter Ended:	April 2, 2002	July 2, 2002	October 1, 2002	December 31, 2002
Total revenues	$150,234	$165,360	$161,982	$174,394
Income from operations	$15,022	$19,187	$17,243	$18,805
Net income	$10,564	$13,248	$12,082	$13,181
Diluted net income per share (1)	$0.21	$0.26	$0.24	$0.26

(1)	Diluted net income per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.

61

EXHIBIT INDEX

2.1	Form of Reorganization Agreement(1)

3.1	Certificate of Incorporation of the Company(1)

3.2	Bylaws of the Company(2)

3.3	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock, $.01 par value(3)

3.4	Form of Rights Agreement dated as of August 4, 1998 between the Company and U.S. Stock Transfer Corporation(3)

3.5	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation(4)

10.1	David Overton Employment Agreement(1)

10.2	Gerald Deitchle Employment Agreement(5)

10.3	The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan(1)

10.4	Performance Incentive Plan(1)

10.6	The Cheesecake Factory Incorporated Non-Employee Director Stock Option Plan(6)

10.7	David Overton Employment Contract(7)

10.9	Amendment to The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan(8)

10.10	Debby R. Zurzolo Employment Agreement(9)

10.11	2001 Stock Option Plan(10)

10.12	Peter J. D’Amelio Employment Agreement (11)

10.13	Credit Facility (12)

10.14	The Cheesecake Factory Incorporated Year 2000 Performance Stock Option Plan (13)

10.15	Amendment No. 1 to The Cheesecake Factory Incorporated Year 2000 Performance Stock Option Plan (14)

10.16	Amendment No. 2 to The Cheesecake Factory Incorporated Year 2000 Performance Stock Option Plan (15)

10.17	Amendment No. 3 to The Cheesecake Factory Incorporated Year 2000 Performance Stock Option Plan (16)

10.18	Executive Savings Plan

10.19	First Amendment to the Executive Savings Plan

10.20	Second Amendment to the Executive Savings Plan

10.21	Third Amendment to the Executive Savings Plan

10.22	Form of Indemnification Agreement

11.0	Statement Regarding Computation of Net Income Per Share

14.0	Code of Ethics for Senior Financial Officers

21.0	Subsidiaries of the Company

23.0	Consent of Independent Accountants

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David Overton

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Michael J. Dixon

(1)	Previously filed and incorporated by reference herein from the Registrant’s Registration Statement on Form S-1 (No. 33-47936).

(2)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended September 30, 2003.

62

(3)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-A dated August 19, 1998.

(4)	Previously filed and incorporated by reference herein from the Registrant’s post-effective amendment No. 1 to its registration statement on Form 8-A.

(5)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-K for the fiscal year ended December 29, 1996.

(6)	Previously filed and incorporated by reference herein from the Registrant’s Form S-8 dated August 8, 1997.

(7)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended June 30, 1998.

(8)	Previously filed and incorporated by reference herein from the Registrant’s Form S-8 dated January 8, 1999.

(9)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended June 29, 1999.

(10)	Previously filed and incorporated by reference herein from the Registrant’s Form S-8 dated July 3, 2001.

(11)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended July 1, 2003.

(12)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K dated February 11, 2004.

(13)	Previously filed and incorporated by reference herein from the Registrant’s Form S-8 dated April 5, 2000.

(14)	Previously filed and incorporated by reference herein from the Registrant’s Form S-8 dated January 3, 2001.

(15)	Previously filed and incorporated by reference herein from the Registrant’s Form S-8 dated April 25, 2002.

(16)	Previously filed and incorporated by reference herein from the Registrant’s Form S-8 dated dated December 6, 2002.

63

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of March 2004.

THE CHEESECAKE FACTORY INCORPORATED By: /s/ DAVID OVERTON —————————————— David Overton Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on this 4th day of March 2004.

Name	Title	Date

/s/ DAVID OVERTON	Chairman of the Board and	March 4, 2004
Chief Executive Officer
David Overton	(Principal Executive Officer)

/s/ MICHAEL J. DIXON	Senior Vice President and	March 4, 2004
Chief Financial Officer
Michael J. Dixon	(Principal Financial and
Accounting Officer)

/s/ THOMAS L. GREGORY	Coordinating Director	March 4, 2004

Thomas L. Gregory

/s/ WAYNE H. WHITE	Director	March 4, 2004

Wayne H. White

/s/ JEROME I. KRANSDORF	Director	March 4, 2004

Jerome I. Kransdorf

/s/ KARL L. MATTHIES	Director	March 4, 2004

Karl L. Matthies
64