Form 10-Q
period 2004-03-30
CHEESECAKE FACTORY INCORPORATED
filed 2004-04-27
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

_________________

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2004

or

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

_________________

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|   No |_|

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X|   No |_|

        As of April 20, 2004, 51,808,791 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

INDEX

			Page Number

PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements:
		Consolidated Balance Sheets - March 30, 2004 and December 30, 2003	1
		Consolidated Statements of Operations - Thirteen weeks ended March 30, 2004
		and April 1, 2003	2
		Consolidated Statement of Stockholders’ Equity - Thirteen weeks ended
		March 30, 2004	3
		Consolidated Statements of Cash Flows - Thirteen weeks ended March 30, 2004
		and April 1, 2003	4
		Notes to Consolidated Financial Statements - March 30, 2004	5
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
		Operations	8
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15
	Item 4.	Controls and Procedures	15
PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings	17
	Item 6.	Exhibits and Reports on Form 8-K	17
Signatures			19
Index to Exhibits			20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

	March 30, 2004	December 30, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 63,641	$ 15,167
Investments and marketable securities	22,833	33,988
Accounts receivable	6,699	7,360
Other receivables	21,970	23,416
Inventories	22,066	20,434
Prepaid expenses	7,402	10,403
Deferred income taxes	4,619	4,725

Total current assets	149,230	115,493

Property and equipment, net	367,616	359,969

Other assets:
Marketable securities	71,400	87,852
Other receivables	7,786	7,371
Trademarks	2,087	2,046
Other	12,899	12,077

Total other assets	94,172	109,346

Total assets	$ 611,018	$ 584,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 13,360	$ 25,996
Income taxes payable	—	—
Other accrued expenses	57,469	55,558

Total current liabilities	70,829	81,554

Deferred income taxes	35,721	35,721
Other noncurrent liabilities	10,150	9,631
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000
shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 52,896,019
and 52,126,185 issued at March 30, 2004 and December 30, 2003, respectively	528	521
Additional paid-in capital	249,041	229,157
Retained earnings	262,267	245,612
Unrealized gain (loss) on available-for-sale securities	185	(161)
Treasury stock, 1,087,300 and 1,077,300 shares at cost at March 30, 2004
and December 30, 2003, respectively	(17,703)	(17,227)

Total stockholders’ equity	494,318	457,902

Total liabilities and stockholders’ equity	$ 611,018	$ 584,808

The accompanying notes are an integral part of these consolidated financial statements. 1

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data) (Unaudited)

	Thirteen Weeks Ended March 30, 2004	Thirteen Weeks Ended April 1, 2003
Revenues:
Restaurant sales	$211,216	$165,176
Bakery sales to other foodservice operators, retailers and distributors	9,318	7,684

Total revenues	220,534	172,860

Costs and expenses:
Restaurant cost of sales	52,510	38,845
Bakery cost of sales	4,556	3,638
Labor expenses	69,038	55,844
Other operating costs and expenses	49,990	39,777
General and administrative expenses	9,770	8,686
Depreciation and amortization expenses	8,187	6,546
Preopening costs	2,021	1,518

Total costs and expenses	196,072	154,854

Income from operations	24,462	18,006
Interest income, net	620	857
Other income, net	581	794

Income before income taxes	25,663	19,657
Income tax provision	9,008	7,018

Net income	$ 16,655	$ 12,639

Net income per share:
Basic	$ 0.32	$ 0.25

Diluted	$ 0.32	$ 0.25

Weighted average shares outstanding:
Basic	51,396	50,032
Diluted	52,856	51,412

The accompanying notes are an integral part of these consolidated financial statements. 2

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In Thousands) (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unrealized Gain (Loss) on Available-for-Sale Securities	Treasury Stock	Total
Balance, December 30, 2003	$521	$229,157	$245,612	$(161)	$(17,227)	$ 457,902

Comprehensive income:
Net income	—	—	16,655	—	—
Net unrealized gain	—	—	—	346	—
Total comprehensive income						17,001
Issuance of common stock pursuant to stock
option plan	7	10,918	—	—	—	10,925
Tax benefit related to stock options
exercised	—	8,966	—	—	—	8,966
Purchase of treasury stock	—	—	—	—	(476)	(476)

Balance, March 30, 2004	$528	$249,041	$262,267	$185	$(17,703)	$ 494,318

The accompanying notes are an integral part of these consolidated financial statements. 3

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Thirteen Weeks Ended March 30, 2004	Thirteen Weeks Ended April 1, 2003
Cash flows from operating activities:
Net income	$ 16,655	$ 12,639
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization expenses	8,187	6,546
Gain on sale of available-for-sale securities	(271)	(659)
Deferred income taxes	(81)	—
Tax benefit related to stock options exercised	8,966	1,828
Changes in assets and liabilities:
Accounts receivable	661	1,633
Other receivables	1,031	(2,976)
Inventories	(1,632)	(4,692)
Prepaid expenses	3,001	2,494
Trademarks	(41)	(25)
Other	(867)	(1,104)
Accounts payable	(12,636)	(3,647)
Income taxes payable	—	6,902
Other accrued expenses	2,430	3,646

Cash provided by operating activities	25,403	22,585

Cash flows from investing activities:
Additions to property and equipment	(15,789)	(12,482)
Investments in available-for-sale securities	(36,140)	(46,031)
Sales of available-for-sale securities	64,551	32,639

Cash provided by (used in) investing activities	12,622	(25,874)

Cash flows from financing activities:
Issuance of common stock	7	2
Proceeds from exercise of employee stock options	10,918	398
Purchase of treasury stock	(476)	(847)

Cash provided by (used in ) financing activities	10,449	(447)

Net change in cash and cash equivalents	48,474	(3,736)
Cash and cash equivalents at beginning of period	15,167	11,033
Cash and cash equivalents at end of period	$ 63,641	$ 7,297

Supplemental disclosures:
Interest paid	—	—

Income taxes paid	$ 33	$ 115

The accompanying notes are an integral part of these consolidated financial statements. 4

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 30, 2004
(Unaudited)

NOTE A–BASIS OF PRESENTATION

        The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we”, “us” and “our”) and its wholly owned subsidiaries for the thirteen weeks ended March 30, 2004 prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements presented herein have not been audited by independent public accountants, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the period. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year. The consolidated balance sheet data presented herein for December 30, 2003 was derived from our audited consolidated financial statements for the fiscal year then ended, but does not include all disclosures required by generally accepted accounting principles. The preparation of financial statements in accordance with generally accepted accounting principles requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

        Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 30, 2003.

NOTE B–INVESTMENTS AND MARKETABLE SECURITIES

        Investments and marketable securities, all classified as available-for-sale, consisted of the following as of March 30, 2004 (in thousands):

Classification	Cost	Fair Value	Unrealized Gain	Balance Sheet Amount	Maturity
Current assets:
Available-for-sale securities:
					June 2004 to
U.S. Treasury securities	$18,862	$18,897	$ 35	$18,897	February 2005
					April 2004 to
Corporate debt securities	3,921	3,936	15	3,936	February 2005

Total	$22,783	$22,833	$ 50	$22,833

Other assets:
Available-for-sale securities:
					March 2005 to
U.S. Treasury securities	$17,803	$17,822	$ 19	$17,822	February 2019
					April 2005 to
Corporate debt securities	53,364	53,578	214	53,578	March 2009

Total	$71,167	$71,400	$233	$71,400

5

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 30, 2004
(Unaudited)

NOTE C–STOCK-BASED EMPLOYEE COMPENSATION

        In accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, we have elected to account for our stock-based employee compensation plans under the intrinsic value method which requires compensation expense to be recorded only if, on the date of grant, the current market price of the Company’s common stock exceeds the exercise price the employee must pay for the stock. The Company’s policy is to grant stock options at the fair market value of the underlying stock at the date of grant. Accordingly, no compensation expense has been recognized for our stock option plans. Had compensation expense for our stock option plans been determined based on the fair value at the grant date for awards through March 30, 2004 consistent with the provisions of SFAS No. 123, our after-tax net income and after-tax net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except net income per share):

	Thirteen Weeks Ended March 30, 2004	Thirteen Weeks Ended April 1, 2003
Net income, as reported	$ 16,655	$ 12,639
Total stock-based employee compensation expense determined
under the fair value method for all awards, net of related tax effects	(2,549)	(1,996)

Net income, pro forma	$ 14,106	$ 10,643

Basic net income per share, as reported	$ 0.32	$ 0.25
Basic net income per share, pro forma	$ 0.27	$ 0.21
Diluted net income per share, as reported	$ 0.32	$ 0.25
Diluted net income per share, pro forma	$ 0.27	$ 0.21

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

NOTE E–STOCK TRANSACTIONS

        During fiscal 1998, our Board of Directors authorized the repurchase of up to 1,687,500 shares of our common stock for reissuance upon the exercise of stock options under the Company’s current stock option plans. As of March 30, 2004, we have repurchased 1,087,300 shares at a total cost of approximately $17.7 million under this authorization.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 30, 2004
(Unaudited)

NOTE F–COMPREHENSIVE INCOME

        Comprehensive income consisted of (in thousands):

	Thirteen Weeks Ended March 30, 2004	Thirteen Weeks Ended April 1, 2003
Net income	$16,655	$ 12,639
Net unrealized gain (loss) loss on available-for-sale securities	346	(320)

Total comprehensive income	$17,001	$ 12,319

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

NOTE G–RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2003, the Financial Accounting Standards Board (FASB) revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. As revised, this statement requires additional quarterly and annual disclosures for defined benefit pension and other postretirement plans, including information on plan assets, obligations, and cash flows. The revised statement was effective for annual periods ending after December 15, 2003 and interim periods beginning after December 15, 2003. We adopted the additional disclosure requirements of SFAS No. 132 in fiscal 2003. This statement did not have any impact on our Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

        As of April 20, 2004, The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we”, “us” and “our”) operated 75 upscale, full-service, casual dining restaurants under The Cheesecake Factory® mark. We also operated three upscale casual dining restaurants under the Grand Lux Cafe® mark in Los Angeles, California, Chicago, Illinois and Las Vegas, Nevada; one self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark inside the DisneyQuest® family entertainment center in Orlando, Florida; and a bakery production facility. We also licensed three limited menu bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.

        Our revenues consist of sales from our restaurant operations and sales from our bakery operations to other foodservice operators, retailers and distributors (“bakery sales”). Revenue from restaurant sales is recognized when payment is tendered at the point of sale. Revenue from our gift cards (also known as stored value cards) is recognized upon redemption in our restaurants. Until the redemption of gift cards occurs, all outstanding balances on such cards are included as a liability in our consolidated balance sheets. Revenue from bakery sales to other foodservice operators, retailers and distributors is recognized when the products are shipped. Sales and cost of sales are reported separately for restaurant and bakery activities. All other operating cost and expense categories are reported on a combined basis for both restaurant and bakery activities. The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole. The following discussion should be read in conjunction with our interim unaudited consolidated financial statements and notes thereto included in this Form 10-Q and the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 30, 2003.

        The Company utilizes a 52/53 week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal 2004 will consist of 52 weeks and will end on December 28, 2004. Our next 53-week fiscal year will occur in fiscal 2005.

Results of Operations

        The following table sets forth, for the periods indicated, our Consolidated Statements of Operations expressed as percentages of total revenues. The results of operations for the thirteen weeks ended March 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

	Thirteen Weeks Ended March 30, 2004	Thirteen Weeks Ended April 1, 2003
	%	%
Revenues:
Restaurant sales	95.8	95.6
Bakery sales to other foodservice operators,
retailers and distributors	4.2	4.4

Total revenues	100.0	100.0

Costs and expenses:
Restaurant cost of sales	23.8	22.5
Bakery cost of sales	2.1	2.1
Labor expenses	31.3	32.3
Other operating costs and expenses	22.7	23.0
General and administrative expenses	4.4	5.0
Depreciation and amortization expenses	3.7	3.8
Preopening costs	0.9	0.9

Total costs and expenses	88.9	89.6

Income from operations	11.1	10.4
Interest income, net	0.3	0.5
Other income, net	0.3	0.5

Income before income taxes	11.7	11.4
Income tax provision	4.1	4.1

Net income	7.6	7.3

Thirteen Weeks Ended March 30, 2004 Compared to Thirteen Weeks Ended April 1, 2003

   Revenues

        For the thirteen weeks ended March 30, 2004, the Company’s total revenues increased 28% to $220.5 million compared to $172.9 million for the thirteen weeks ended April 1, 2003. Restaurant sales increased 28% to $211.2 million compared to $165.2 million for the same period of the prior year. The $46.0 million increase in restaurant sales consisted of a $37.5 million increase from the openings of new restaurants and an $8.5 million or approximate 6.1% increase in comparable restaurant sales. Our approximate 6.1% increase in comparable restaurant sales reflects the impact on sales in the first quarter of the prior year from severe winter weather and the benefit in the current quarter from an approximate 2% effective menu price increase implemented in Cheesecake Factory restaurants during January and February 2004. As a result of the openings of new restaurants during the past twelve months, total restaurant operating weeks increased 22% for the thirteen weeks ended March 30, 2004 and average sales per restaurant operating week increased approximately 5.1% to $207,900 compared to $197,800 for the same period last year.

        The percentage increase in comparable restaurant sales for the thirteen weeks ended March 30, 2004 slightly exceeded the percentage increase in average weekly sales for the same period due principally to the weekly sales volumes at several newer restaurants that are gradually decreasing, as expected, from their initial grand opening or “honeymoon” sales levels to their sustainable and expected run-rate levels. It is common in the restaurant industry for new locations to open with sales volumes well in excess of their sustainable run-rate levels due to grand opening promotional and consumer awareness activities that generate abnormally high customer traffic for a period of several months.

        Our primary restaurant expansion objective during fiscal 2004 is to increase our total restaurant productive square feet and operating weeks from the prior year by approximately 20 –21% and 22%, respectively. We currently expect to open as many as 16 new restaurants during fiscal 2004, consisting of approximately 14 Cheesecake Factory restaurants and two Grand Lux Cafes. Two Cheesecake Factory restaurants were opened in the first quarter in Birmingham, AL and Cincinnati, OH. During the upcoming second quarter, we plan to open Cheesecake Factory restaurants in Sacramento, CA and Alpharetta, GA in mid to late June. Seven restaurants are planned for openings in the latter half of the third quarter and five restaurants are planned for openings in the fourth quarter. However, due to the nature of the leased spaces that we select for our upscale restaurants and their highly customized layouts, it is difficult to predict, by quarter, the exact timing of our restaurant openings.

        Bakery sales increased 21.3% to $9.3 million for the thirteen weeks ended March 30, 2004 compared to $7.7 million for the same period of the prior year. This increase was primarily attributable to increased sales to the warehouse clubs, which comprised approximately 58% of total bakery sales in the current period compared to approximately 55% for the same period of the prior year. In addition, we continue to ramp up sales of The Dream Factory® and SYSCO Supreme® products through our expanded relationship with SYSCO Corporation that we announced in February 2003. Our goal for fiscal 2004 is to increase our outside bakery sales by approximately 5%. We strive to develop and maintain long-term, growing relationships with our bakery customers, based largely on our 31-year reputation for producing high quality, creative baked desserts. However, bakery sales volumes will always be less predictable than our restaurant sales. It is difficult to predict the timing of bakery product shipments and contribution margins on a quarterly basis. Additionally, the purchasing plans of our large-account customers may fluctuate from quarter to quarter. Due to the highly competitive nature of the bakery business, we are unable to enter into long-term contracts with our large-account bakery customers, who may discontinue purchasing our products without advance notice at any time for any reason.

   Restaurant Cost of Sales

        During the thirteen weeks ended March 30, 2004, restaurant cost of sales increased 35.2% to $52.5 million compared to $38.8 million for the comparable period last year. The related increase of $13.7 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, these costs increased to 24.9% versus 23.5% for the same period of the prior year.

        The menu at our restaurants is one of the most diversified in the foodservice industry and, accordingly, is not overly dependent on a single commodity. Changes in costs for one commodity are often, but not always, counterbalanced by cost changes in other commodity categories. The principal commodity categories for our restaurants include fresh produce, poultry, meat, fish and seafood, cheese, other fresh dairy products, bread and general grocery items. Compared to the same period of the prior year, we experienced increased costs for fresh poultry, fish, dairy and certain meat-related commodities during the first quarter of fiscal 2004. Higher costs for these commodities were partially offset by lower costs for other commodities, such as shrimp and many general grocery items, coupled with increased volume purchase discounts and purchasing power as a result of our continued growth.

        We are currently able to contract for approximately two-thirds of the food commodities used in our restaurant operations for periods up to one year. Approximately one-third of our restaurant cost of sales consists of fresh produce, poultry, fish, meat and dairy commodities that are not currently contractible for periods longer than 30 days in most cases. As a result, these fresh commodities can be subject to unforeseen supply and cost fluctuations due principally to weather and other general agricultural conditions. Based on current and expected market conditions for our non-contractible commodities, we expect higher costs for our fresh poultry, fish and dairy commodities and generally flat costs for our produce commodities for the remainder of fiscal 2004.

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

   Bakery Cost of Sales

        Bakery cost of sales, which include ingredient, packaging and production supply costs, were $4.6 million for the thirteen weeks ended March 30, 2004 compared to $3.6 million for the same period of the prior year. As a percentage of bakery sales, bakery costs for the thirteen weeks ended March 30, 2004 increased to 48.9% compared to 47.3% for the comparable period last year. The increase in bakery cost of sales as a percentage of bakery sales was principally due to a shift in the sales mix to products with slightly higher cost of sales and a slight increase in certain non-contracted dairy commodities, such as butter and manufacturers cream. While we have taken steps to qualify multiple suppliers and enter into agreements for some of the key commodities used in our bakery operations, there can be no assurance that future supplies and costs for commodities used in our bakery or restaurant operations will not fluctuate due to weather and other market conditions beyond our control. Cream cheese is the most significant commodity used in our bakery products, with an expected requirement for as much as 9-10 million pounds during fiscal 2004. During the first quarter of fiscal 2004, we executed agreements for substantially all of our cream cheese requirements for the 12-month period thereafter with two suppliers at a fixed cost per pound that is slightly higher than the actual cost per pound in fiscal 2003. We may also purchase cream cheese on the spot market as necessary to supplement our agreements.

   Labor Expenses

        Labor expenses, which include restaurant-level labor costs and bakery direct production labor costs (including associated fringe benefits), increased 23.6% to $69.0 million for the thirteen weeks ended March 30, 2004 compared to $55.8 million for the same period of the prior year. This increase was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses decreased to 31.3% versus 32.3% for the comparable period last year. This decrease was primarily attributable to the leveraging of the fixed component of our labor costs with the 28% increase in total revenues.

        For new restaurants, labor expenses will typically be higher than normal during the first 90-120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by our restaurants. Accordingly, labor expenses as a percentage of revenues could be slightly higher in the second half of fiscal 2004 as a result of our planned openings of seven and five new restaurants in the third and fourth quarters, respectively.

   Other Operating Costs and Expenses

        Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses. Other operating costs and expenses increased 25.7% to $50.0 million for the thirteen weeks ended March 30, 2004 compared to $39.8 million for the same period of the prior year. This increase was principally attributable to the 28% increase in total revenues for the quarter. As a percentage of total revenues, other operating costs and expenses decreased to 22.7% for the thirteen weeks ended March 30, 2004 versus 23.0% for the same period of fiscal 2003. This percentage decrease was primarily attributable to leveraging the fixed portion of our other operating costs and expenses with the 28% increase in revenues. However, this benefit was partially offset by increased costs for natural gas and electric services to our restaurants of approximately 20 basis points of total revenues. We currently expect the increased costs of our natural gas and electric services to continue throughout fiscal 2004.

   General and Administrative Expenses

        General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, the restaurant field supervision organization, the bakery administrative organization and the corporate support organization. G&A expenses increased 12.5% to $9.8 million for the thirteen weeks ended March 30, 2004 compared to $8.7 million for the same period of fiscal 2003. As a percentage of total revenues, G&A expenses decreased to 4.4% for the thirteen weeks ended March 30, 2004 versus 5.0% for the same period of fiscal 2003. This decrease was principally attributable to the leveraging of the fixed component of these costs with the 28% increase in revenues. During the remainder of fiscal 2004, we plan to continue to add resources to the corporate support and field supervision activities of our operations. Commensurate with the planned openings of as many as 14 additional new restaurants during the remainder of fiscal 2004, we expect that our absolute G&A expense per quarter will also reflect the ramp-up of restaurant management recruiting and training activities. Accordingly, we expect absolute G&A expense to progressively increase from quarter to quarter during the remainder of fiscal 2004.

   Depreciation and Amortization Expenses

        Depreciation and amortization expenses were $8.2 million for the thirteen weeks ended March 30, 2004 compared to $6.5 million for the thirteen weeks ended April 1, 2003. This increase was principally due to new restaurant openings. As a percentage of total revenues, depreciation and amortization expenses decreased to 3.7% for the thirteen weeks ended March 30, 2004 compared to 3.8% for the same period of the prior year.

   Preopening Costs

        Incurred preopening costs were $2.0 million for the thirteen weeks ended March 30, 2004 compared to $1.5 million for the same period of the prior year. We opened two Cheesecake Factory restaurants each during the thirteen weeks ended March 30, 2004 and April 1, 2003. In addition, preopening costs were incurred in both periods for restaurant openings in progress.

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

        Our direct preopening costs for an 11,000 square foot, single-story restaurant in an established Company market averages approximately $750,000. There will also be other preopening costs associated with each restaurant opening, including costs for corporate travel and support activities. Preopening costs will usually be higher for larger restaurants, our initial entry into new markets and for new concepts such as Grand Lux Cafe. We usually incur the most significant portion of preopening costs for a typical restaurant opening within the two-month period immediately preceding and the month of the restaurant’s opening. Preopening costs will fluctuate from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant, and the fluctuations could be significant. We expense preopening costs as incurred. Based on our planned openings of as many as fourteen new restaurants during the remaining three quarters of the year (including two Grand Lux Cafes), preopening costs will be higher during the remainder of fiscal 2004 compared to the prior year.

Liquidity and Capital Resources

The following table sets forth a summary of the Company’s key liquidity measurements at March 30, 2004 and December 30, 2003.

	March 30, 2004	December 30, 2003
	(dollar amounts in millions)

Cash and marketable securities on hand	$157.9	$137.0
Net working capital	$ 78.4	$ 33.9
Adjusted net working capital (1)	$149.8	$121.8
Current ratio	2.1:1	1.4:1
Adjusted current ratio (1)	3.1:1	2.5:1
Long-term debt	—	—
Cash provided by operations	$ 25.4	$116.7
Capital expenditures	$ 15.8	$105.6

(1)	Includes all marketable securities classified as either current assets ($22.8 million and $34.0 million at March 30, 2004 and December 30, 2003, respectively) or noncurrent assets ($71.4 million and $87.9 million at March 30, 2004 and December 30, 2003, respectively).

        During the thirteen weeks ended March 30, 2004, our balance of cash and marketable securities on hand increased by $20.9 million to $157.9 million from the December 30, 2003 balance. This increase was primarily attributable to cash flows from operations and proceeds from stock option exercises. In the table above, we also present adjusted net working capital and current ratio calculations that include all marketable securities classified as either current or noncurrent assets. We believe these adjusted calculations provide investors with useful information regarding our overall liquidity position because all marketable securities are readily available to meet our liquidity requirements. We continue to target a weighted average maturity for our marketable securities investment portfolio between one and two years. Accordingly, a substantial portion of our investments is classified as noncurrent assets, but remain available for our liquidity requirements.

        As of April 23, 2004, there were no borrowings outstanding under the Company’s $35 million revolving credit and term loan facility (the “Credit Facility”). $11.5 million of the Credit Facility has been reserved to support standby letters of credit for our self-insurance programs. Borrowings under the Credit Facility will bear interest at variable rates based, at our option, on either the prime rate of interest, the lending institution’s cost of funds rate plus 0.75% or the applicable LIBOR rate plus 0.75%. The Credit Facility expires on December 30, 2005. On that date, a maximum of $35 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates. The Credit Facility is not collateralized and requires us to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of our operations, with which we are currently in compliance.

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

        For fiscal 2004, we currently estimate our capital expenditure requirement to range between $130-$140 million, net of agreed-upon landlord construction contributions and excluding $13-$14 million of expected noncapitalizable preopening costs for new restaurants. This estimate contemplates $95-$98 million for as many as 16 new restaurants to be opened during fiscal 2004, which includes an increase in estimated construction-in-progress disbursements for anticipated fiscal 2005 openings. The estimated capital expenditures also reflect the fact that two of our planned 16 restaurant openings for fiscal 2004 do not have any landlord construction contributions. Not every potential location that we seek to develop into a restaurant may have landlord construction contributions available, and we would therefore not expect to incur a contingent rent obligation on such locations. Expected capital expenditures for fiscal 2004 also include approximately $10-$11 million for maintenance and capacity addition expenditures to our existing restaurants; and $5-$6 million for potential bakery capacity additions.

        We entered an agreement to purchase a newly constructed two-story building contiguous to our bakery production facility in California to accommodate our eventual need for additional support personnel and space for those personnel as we continue to grow our company. We currently lease the first floor of this building for our culinary, training and operations support activities. This purchase will require a capital expenditure of approximately $20 million, plus additional expenditures to finish out the interior of the building, as space is needed. We plan to initially purchase the building with available cash and investments but will consider mortgage and other financing alternatives in the future.

        During fiscal 2004, we currently plan to add equipment to our current bakery production facility that will effectively increase our productive capacity by approximately 20%. The required funding for this capacity addition is contemplated in the capital expenditure estimate noted above. We are in the process of completing an evaluation of various alternatives to develop a second bakery facility, which will likely be located on the East Coast and which could begin initial operations during fiscal 2005. Currently, we do not expect any material preopening or capital expenditure activities related to a second production facility to be incurred during fiscal 2004.

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

        During fiscal 1998, our Board of Directors authorized the repurchase of up to 1,687,500 shares of our common stock for reissuance upon the exercise of stock options under the Company’s current stock option plans. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. Under this authorization, we have repurchased 1,087,300 shares at a total cost of approximately $17.7 million through April 23, 2004.

Recent Accounting Pronouncements

        In December 2003, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards (SFAS) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. As revised, this statement requires additional quarterly and annual disclosures for defined benefit pension and other postretirement plans, including information on plan assets, obligations, and cash flows. The revised statement was effective for annual periods ending after December 15, 2003 and interim periods beginning after December 15, 2003. We adopted the additional disclosure requirements of SFAS No. 132 in fiscal 2003. This statement did not have any impact on our Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

        The following discussion of market risks contains forward-looking statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

        We are exposed to market risk from changes in interest rates on funded debt. This exposure relates to our $35 million revolving credit and term loan facility (the “Credit Facility”). There were no borrowings outstanding under the Credit Facility during the first quarter of 2004. Borrowings under the Credit Facility bear interest at variable rates based on either the prime rate of interest, the lending institution’s cost of funds plus 0.75% or LIBOR plus 0.75%. A hypothetical 1% interest rate change would not have any current impact on our results of operations.

        A change in market prices also exposes us to market risk related to our investments in marketable securities. As of March 30, 2004, we held $94 million in marketable securities. A hypothetical 10% decline in the market value of those securities would result in a $9.4 million unrealized loss and a corresponding decline in their fair value. This hypothetical decline would not affect our cash flows until the securities were disposed of.

        We purchase food and other commodities for use in our operations, based upon market prices established with our suppliers. Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control. To manage this risk in part, we attempt to enter into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements. However, we are currently unable to contract for substantially all of our fresh commodities such as produce, poultry, fish and dairy items (except for cream cheese used in our bakery operations) for periods longer than 30 days. Dairy costs can also fluctuate due to government regulation. We believe that substantially all of our food and supplies are available from several sources, which helps to diversify our overall commodity cost risk. We also believe that we have the ability to increase certain menu prices, or vary certain menu items offered, in response to food commodity price increases. Some of our commodity purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. The Company does not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

Item 4. Controls and Procedures

        We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief (principal) Executive Officer and Chief (principal) Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 30, 2004, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 30, 2004.

        There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 30, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        The following risk factors may affect our operating results and the environment within which we conduct our business. If our projections and estimates regarding these factors differ materially from what actually occurs, our actual results could vary significantly from any results expressed or implied by forward-looking statements. These risk factors include, but are not limited to, changes in general economic, demographic, geopolitical or public safety conditions which affect consumer behavior and spending for restaurant dining occasions, including the ongoing ramifications of the September 11, 2001 terrorist attacks and the governmental response thereto, including the continuing armed conflict in Iraq or in other countries; changes in consumer eating habits as a result of new information regarding diet, nutrition and health that could impact demand for our menu and bakery product offerings; increasing competition in the upscale casual dining segment of the restaurant industry; adverse weather conditions which impact customer traffic at the Company’s restaurants in general and which cause the temporary underutilization of outdoor patio seating available at most of the Company’s restaurants; various factors which increase the cost to develop and/or affect the number and timing of the openings of new restaurants, including factors under the influence and control of government agencies, landlords, construction contractors and others; fluctuations in the availability and/or cost of raw materials, management and hourly labor, energy or other resources necessary to successfully operate the Company’s restaurants and bakery production facility; the Company’s ability to raise prices sufficiently to offset cost increases, including increased costs for minimum wages, employee benefits and insurance arrangements; the success of strategic and operating initiatives, including new restaurant concepts and new bakery product lines; depth of management; adverse publicity about the Company, its restaurants or bakery products resulting from a number of risks that are common to restaurant and bakery businesses; the Company’s current dependence on a single bakery production facility; the Company’s ability to obtain and retain large-account customers for its bakery operations; changes in timing and/or scope of the purchasing plans of large-account bakery customers which can cause fluctuations in bakery sales and the Company’s consolidated operating results; our inability to enter into long-term contracts with large-account bakery customers, who may discontinue purchasing our products without advance notice at any time for any reason; the rate of growth of general and administrative expenses associated with building a strengthened corporate and field supervision infrastructure to support the Company’s growing operations; relations between the Company and its employees; legal claims and litigation against the Company; the availability, amount, type, and cost of capital for the Company and the deployment of such capital, including the amounts of planned capital expenditures; changes in, or any failure to comply with, governmental regulations; the amount of, and any changes to, tax rates and the success of various initiatives to minimize taxes; changes in accounting standards promulgated by the Financial Accounting Standards Board, the SEC, and the American Institute of Certified Public Accountants that could impact our reported financial results; and other risks and uncertainties referenced in this Form 10-Q or our Annual Report on Form 10-K for the fiscal year ended December 30, 2003.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is subject to various legal proceedings that are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2003.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits.

Exhibit 10.1	Amended and Restated Annual Performance Incentive Plan

Exhibit 10.2	Agreement of Purchase and Sale and Joint Escrow Instructions

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

The Company filed the following reports on Form 8-K during the first quarter:

On January 7, 2004, the Company filed a current report on Form 8-K announcing its presentation at the SG Cowen Consumer Conference.

On January 7, 2004, the Company filed a current report on Form 8-K announcing executive officer promotions.

On January 27, 2004, the Company filed a current report on Form 8-K announcing the date and time of the fourth quarter and fiscal 2003 earnings conference call.

On January 28, 2004, the Company filed a current report on Form 8-K announcing the opening of The Cheesecake Factory restaurant in Birmingham, Alabama.

On February 4, 2004, the Company filed a current report on Form 8-K announcing the financial results of fiscal fourth quarter ended December 30, 2003.

On February 11, 2004, the Company filed a current report on Form 8-K announcing that it had entered into a $35 million credit facility with Bank of the West to replace an existing facility with that institution.

On February 17, 2004, the Company filed a current report on Form 8-K announcing the opening of The Cheesecake Factory restaurant in Cincinnati, Ohio and its presentation at the Bear Stearns Conference.

On March 17, 2004, the Company filed a current report on Form 8-K announcing an update to Company management.

17

On March 19, 2004, the Company filed a current report on Form 8-K announcing its presentation at the Banc of America Securities Conference.

On March 30, 2004, the Company filed a current report on Form 8-K announcing the Board of Directors approval of an amended and restated Code of Ethics for Executive Officers, Senior Financial Officers and Directors.

The Company filed the following reports on Form 8-K subsequent to the close of the first quarter:

On April 14, 2004, the Company filed a current report on Form 8-K announcing the date and time of the first quarter earnings conference call.

On April 20, 2004, the Company filed a current report on Form 8-K announcing the financial results of fiscal first quarter ended March 30, 2004.

18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 23, 2004	THE CHEESECAKE FACTORY INCORPORATED By: /s/ DAVID OVERTON —————————————— David Overton Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

By: /s/ MICHAEL J. DIXON —————————————— Michael J. Dixon Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

19

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

10.1	Amended and Restated Annual Performance Incentive Plan

10.2	Agreement of Purchase and Sale and Joint Escrow Instructions

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

20