Form 10-Q/A
period 2004-03-30
CHEESECAKE FACTORY INCORPORATED
filed 2004-05-26
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q/A (Amendment No. 1)

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

___________

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

INDEX

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Item 6. Exhibits and Reports on Form 8-K

Signatures 1

EXPLANATORY NOTE

        This Amendment to the report on Form 10-Q for The Cheesecake Factory Incorporated for the fiscal quarter ended March 30, 2004 is being filed solely to include in Part II. Other Information “Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities”, as set forth below. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also includes new Rule 13(a)-14(a)/15d-14(a) certifications as Exhibits 31.1 and 31.2, and new certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 32.1 and 32.2. This Amendment continues to speak as of the date of the original Form 10-Q, and we have not updated the disclosure to reflect any events that occurred at a later date.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        The following provides information regarding the Company’s purchase, during the first quarter 2004, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

December 31, 2003 – January 31, 2004	—	—	—	610,200
February 1 – 29, 2004	—	—	—	610,200
March 1– 30, 2004	10,000	$47.59	10,000	600,200

Total	10,000	$47.59	10,000

(1)	In February 1998, our Board of Directors authorized the repurchase of up to 1,687,500 shares of our common stock. The repurchase program does not have an expiration date.

Item 6 Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit 10.1 Amended and Restated Annual Performance Incentive Plan (1)

Exhibit 10.2 Agreement of Purchase and Sale and Joint Escrow Instructions (1)

Exhibit 31.1 Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2 Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as part of the Company’s quarterly report on Form 10-Q for the quarter ended March 30, 2004.

2

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

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 26, 2004	THE CHEESECAKE FACTORY INCORPORATED By: /s/ DAVID OVERTON —————————————— David Overton Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

By: /s/ MICHAEL J. DIXON —————————————— Michael J. Dixon Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

4

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002

5