Form 10-Q
period 2004-06-29
CHEESECAKE FACTORY INCORPORATED
filed 2004-07-26
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2004

or

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

        As of July 20, 2004, 51,824,627 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

	June 29, 2004	December 30, 2003

	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$8,012	$15,167
Investments and marketable securities	27,665	33,988
Accounts receivable	4,630	7,360
Other receivables	24,602	23,416
Inventories	22,048	20,434
Prepaid expenses	6,375	10,403
Deferred income taxes	4,619	4,725

Total current assets	97,951	115,493

Property and equipment, net	414,431	359,969

Other assets:
Marketable securities	100,553	87,852
Other receivables	7,730	7,371
Trademarks	2,174	2,046
Other	14,170	12,077

Total other assets	124,627	109,346

Total assets	$637,009	$584,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,326	$25,996
Income taxes payable	7,369	—
Other accrued expenses	55,041	55,558

Total current liabilities	81,736	81,554

Deferred income taxes	35,721	35,721
Other noncurrent liabilities	10,503	9,631
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000
shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 53,072,756 and
52,126,185 issued at June 29, 2004 and December 30, 2003, respectively	530	521
Additional paid-in capital	254,095	229,157
Retained earnings	280,079	245,612
Unrealized loss on available-for-sale securities	(1,169)	(161)
Treasury stock, 1,249,100 and 1,077,300 shares at cost at June 29, 2004
and December 30, 2003, respectively	(24,486)	(17,227)

Total stockholders’ equity	509,049	457,902

Total liabilities and stockholders’ equity	$637,009	$584,808

The accompanying notes are an integral part of these consolidated financial statements. 1

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Net Income Per Share Data) (Unaudited)

	Thirteen Weeks Ended June 29, 2004	Thirteen Weeks Ended July 1, 2003	Twenty-six Weeks Ended June 29, 2004	Twenty-six Weeks Ended July 1, 2003
Revenues:
Restaurant sales	$223,062	$178,816	$434,278	$343,992
Bakery sales to other foodservice
operators, retailers and distributors	11,858	9,804	21,176	17,488

Total revenues	234,920	188,620	455,454	361,480

Costs and expenses:
Restaurant cost of sales	57,506	42,785	110,015	81,629
Bakery cost of sales	6,176	4,465	10,733	8,104
Labor expenses	71,659	58,318	140,697	114,162
Other operating costs and expenses	52,754	43,456	102,744	83,233
General and administrative expenses	9,874	9,098	19,644	17,784
Depreciation and amortization expenses	8,256	6,720	16,443	13,266
Preopening costs	2,047	1,784	4,068	3,302

Total costs and expenses	208,272	166,626	404,344	321,480

Income from operations	26,648	21,994	51,110	40,000
Interest income, net	673	1,065	1,293	1,922
Other income, net	124	687	705	1,481

Income before income taxes	27,445	23,746	53,108	43,403
Income tax provision	9,633	8,477	18,641	15,495

Net income	$17,812	$15,269	$34,467	$27,908

Net income per share:
Basic	$0.34	$0.30	$0.67	$0.56

Diluted	$0.34	$0.30	$0.65	$0.54

Weighted average shares outstanding:
Basic	51,818	50,287	51,607	50,160
Diluted	52,941	51,665	52,895	51,538
The accompanying notes are an integral part of these consolidated financial statements. 2

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In Thousands) (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unrealized Loss on Available-for-Sale Securities	Treasury Stock	Total
Balance, December 30, 2003	$521	$229,157	$245,612	$(161)	$(17,227)	$457,902

Comprehensive income:
Net income	—	—	34,467	—	—
Net unrealized loss	—	—	—	(1,008)	—	33,459
Total comprehensive income
Issuance of common stock pursuant to stock
option plan	9	13,877	—	—	—	13,886
Tax benefit related to stock options
exercised	—	11,061	—	—	—	11,061
Purchase of treasury stock	—	—	—	—	(7,259)	(7,259)

Balance, June 29, 2004	$530	$254,095	$280,079	$(1,169)	$(24,486)	$509,049

The accompanying notes are an integral part of these consolidated financial statements. 3

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Twenty-six Weeks Ended June 29, 2004	Twenty-six Weeks Ended July 1, 2003
Cash flows from operating activities:
Net income	$34,467	$27,908
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization expenses	16,443	13,266
Gain on sale of available-for-sale securities	(236)	(1,287)
Deferred income taxes	651	27
Tax benefit related to stock options exercised	11,061	3,863
Changes in assets and liabilities:
Accounts receivable	2,730	338
Other receivables	(1,545)	61
Inventories	(1,614)	(6,479)
Prepaid expenses	4,028	3,751
Trademarks	(128)	(50)
Other	(2,180)	(2,042)
Accounts payable	(6,670)	2,003
Income taxes payable	7,369	4,778
Other accrued expenses	355	1,172

Cash provided by operating activities	64,731	47,309

Cash flows from investing activities:
Additions to property and equipment	(70,818)	(38,791)
Investments in available-for-sale securities	(81,390)	(89,030)
Sales of available-for-sale securities	73,695	71,338

Cash used in investing activities	(78,513)	(56,483)

Cash flows from financing activities:
Issuance of common stock	9	4
Proceeds from exercise of employee stock options	13,877	4,286
Purchase of treasury stock	(7,259)	(847)

Cash provided by financing activities	6,627	3,443

Net change in cash and cash equivalents	(7,155)	(5,731)
Cash and cash equivalents at beginning of period	15,167	11,033

Cash and cash equivalents at end of period	$8,012	$5,302

Supplemental disclosures:
Interest paid	—	—

Income taxes paid	$202	$6,865

The accompanying notes are an integral part of these consolidated financial statements. 4

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2004
(Unaudited)

NOTE A–BASIS OF PRESENTATION

        The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we”, “us” and “our”) and its wholly owned subsidiaries for the thirteen and twenty-six weeks ended June 29, 2004 prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements presented herein have not been audited by independent public accountants, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the period. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year. The consolidated balance sheet data presented herein for December 30, 2003 was derived from our audited consolidated financial statements for the fiscal year then ended, but does not include all disclosures required by generally accepted accounting principles. The preparation of financial statements in accordance with generally accepted accounting principles requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

NOTE B–INVESTMENTS AND MARKETABLE SECURITIES

        Investments and marketable securities, all classified as available-for-sale, consisted of the following as of June 29, 2004 (in thousands):

Classification	Cost	Fair Value	Unrealized Loss	Balance Sheet Amount	Maturity

Current assets:
Available-for-sale securities:
					June 2004 to
U.S. Treasury securities	$19,311	$19,294	$(17)	$19,294	June 2005
					September 2004 to
Corporate debt securities	8,423	8,371	(52)	8,371	June 2005

Total	$27,734	$27,665	$(69)	$27,665

Other assets:
Available-for-sale securities:
					August 2005 to
U.S. Treasury securities	$49,469	$48,272	$(1,197)	$48,272	August 2010
					June 2005 to
Corporate debt securities	52,816	52,281	(535)	52,281	March 2009

Total	$102,285	$100,553	$(1,732)	$100,553

5

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 29, 2004
(Unaudited)

NOTE C–STOCK-BASED EMPLOYEE COMPENSATION

        In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, we have elected to account for our stock-based employee compensation plans under the intrinsic value method which requires compensation expense to be recorded only if, on the date of grant, the current market price of the Company’s common stock exceeds the exercise price the employee must pay for the stock. The Company’s policy is to grant stock options at the fair market value of the underlying stock at the date of grant. Accordingly, no compensation expense has been recognized for our stock option plans. Had compensation expense for our stock option plans been determined based on the fair value at the grant date for awards through June 29, 2004 consistent with the provisions of SFAS No. 123, our net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except net income per share):

	Thirteen Weeks Ended June 29, 2004	Thirteen Weeks Ended July 1, 2003	Twenty-six Weeks Ended June 29, 2004	Twenty-six Weeks Ended July 1, 2003
Net income, as reported	$17,812	$15,269	$34,467	$27,908
Total stock-based employee compensation
expense determined under the fair value
method for all awards, net of related tax
effects	(2,132)	(1,939)	(4,684)	(3,943)

Net income, pro forma	$15,680	$13,330	$29,783	$23,965

Basic net income per share, as reported	$0.34	$0.30	$0.67	$0.56
Basic net income per share, pro forma	$0.30	$0.27	$0.58	$0.48
Diluted net income per share, as reported	$0.34	$0.30	$0.65	$0.54
Diluted net income per share, pro forma	$0.30	$0.26	$0.56	$0.47

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

NOTE E–STOCK TRANSACTIONS

        During fiscal 1998, our Board of Directors authorized the repurchase of up to 1,687,500 shares of our common stock for reissuance upon the exercise of stock options under the Company’s current stock option plans. As of June 29, 2004, we have repurchased 1,249,100 shares at a total cost of approximately $24.5 million under this authorization.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 29, 2004
(Unaudited)

NOTE F–COMPREHENSIVE INCOME

        Comprehensive income consisted of (in thousands):

	Thirteen Weeks Ended June 29, 2004	Thirteen Weeks Ended July 1, 2003	Twenty-six Weeks Ended June 29, 2004	Twenty-six Weeks Ended July 1, 2003
Net income	$17,812	$15,269	$34,467	$27,908
Net unrealized loss on available-for-sale
securities	(1,354)	(180)	(1,008)	(500)

Total comprehensive income	$16,458	$15,089	$33,459	$27,408

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Resultsof
Operations

General

        As of July 23, 2004, The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we”, “us” and “our”) operated 77 upscale, full-service, casual dining restaurants under The Cheesecake Factory® mark. We also operated three upscale casual dining restaurants under the Grand Lux Cafe® mark in Los Angeles, California, Chicago, Illinois and Las Vegas, Nevada; one self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark inside the DisneyQuest® family entertainment center in Orlando, Florida; and a bakery production facility. We also licensed three limited menu bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.

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

Results of Operations

        The following table sets forth, for the periods indicated, our consolidated statements of operations expressed as percentages of total revenues. The results of operations for the thirteen and twenty-six weeks ended June 29, 2004 and July 1, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

	Thirteen Weeks Ended June 29, 2004	Thirteen Weeks Ended July 1, 2003	Twenty-six Weeks Ended June 29, 2004	Twenty-six Weeks Ended July 1, 2003
	%	%	%	%
Revenues:
Restaurant sales	95.0	94.8	95.4	95.2
Bakery sales to other foodservice
operators, retailers and distributors	5.0	5.2	4.6	4.8

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant cost of sales	24.5	22.7	24.2	22.6
Bakery cost of sales	2.6	2.4	2.3	2.2
Labor expenses	30.5	30.9	30.9	31.6
Other operating costs and expenses	22.5	23.0	22.6	23.0
General and administrative expenses	4.2	4.8	4.3	4.9
Depreciation and amortization expenses	3.5	3.6	3.6	3.7
Preopening costs	0.9	0.9	0.9	0.9

Total costs and expenses	88.7	88.3	88.8	88.9

Income from operations	11.3	11.7	11.2	11.1
Interest income, net	0.3	0.6	0.3	0.5
Other income, net	0.1	0.3	0.2	0.4

Income before income taxes	11.7	12.6	11.7	12.0
Income tax provision	4.1	4.5	4.1	4.3

Net income	7.6	8.1	7.6	7.7

Thirteen Weeks Ended June 29, 2004 Compared to Thirteen Weeks Ended July 1, 2003

Revenues

        For the thirteen weeks ended June 29, 2004, the Company’s total revenues increased 25% to $234.9 million compared to $188.6 million for the thirteen weeks ended July 1, 2003. Restaurant sales increased 25% to $223.1 million compared to $178.8 million for the same period of the prior year. The $44.3 million increase in restaurant sales consisted of a $37.0 million increase from the openings of new restaurants and a $7.3 million or approximate 4.5% increase in comparable restaurant sales. Our 4.5% increase in comparable restaurant sales was primarily attributable to more favorable weather versus the prior year, which allowed us greater usage of our patio seats. In addition, we also benefited in the current quarter from an approximate 2% effective menu price increase implemented in Cheesecake Factory restaurants during January and February 2004. As a result of the openings of new restaurants during the past twelve months, total restaurant operating weeks increased 21% for the thirteen weeks ended June 29, 2004. Average sales per restaurant operating week increased 3.2% to $216,800 compared to $210,100 for the same period last year.

        The percentage increase in comparable restaurant sales for the thirteen weeks ended June 29, 2004 slightly exceeded the percentage increase in average weekly sales for the same period due principally to the weekly sales volumes at several newer restaurants that are gradually decreasing, as expected, from their initial grand opening or “honeymoon” sales levels to their sustainable and expected run-rate levels. It is common in the restaurant industry for new locations to open with sales volumes well in excess of their sustainable run-rate levels due to grand opening promotional and consumer awareness activities that generate abnormally high customer traffic for a period of several months.

        Our primary restaurant expansion objective during fiscal 2004 is to increase our total restaurant productive square feet and operating weeks from the prior year by approximately 20-21% and 22%, respectively. We currently expect to open as many as 16 new restaurants during fiscal 2004, consisting of approximately 14 Cheesecake Factory restaurants and two Grand Lux Cafes. Four Cheesecake Factory restaurants were opened in the first half of fiscal 2004 – two in the first quarter (Birmingham, AL and Cincinnati, OH) and two in the second quarter (Sacramento, CA and Alpharetta, GA). Seven restaurants are planned for openings in the latter half of the third quarter, including one Grand Lux Cafe in Dallas, and five restaurants are planned for openings in the fourth quarter, including one Grand Lux Cafe in Houston. However, due to the nature of the leased spaces that we select for our upscale restaurants and their highly customized layouts, it is difficult to predict, by quarter, the exact timing of our restaurant openings. As a result, it is not uncommon to have planned openings move due to various factors outside of our control.

        Bakery sales increased 21.4% to $11.9 million for the thirteen weeks ended June 29, 2004 compared to $9.8 million for the same period of the prior year. This increase was primarily attributable to increased sales to the warehouse clubs, which comprised approximately 64% of total bakery sales in the current period compared to approximately 58% for the same period of the prior year. In addition, we continue to increase sales of The Dream Factory® and private label products through our expanded relationship with SYSCO Corporation that we announced in February 2003.

        We currently expect our bakery sales for the remainder of fiscal 2004 to increase approximately 8% to 10% from the comparable period of the prior year. We strive to develop and maintain long-term, growing relationships with our bakery customers, based largely on our 32-year reputation for producing high quality, creative baked desserts. However, bakery sales volumes will always be less predictable than our restaurant sales. It is difficult to predict the timing of bakery product shipments and contribution margins on a quarterly basis. Additionally, the purchasing plans of our large-account customers may fluctuate from quarter to quarter. Due to the highly competitive nature of the bakery business, we are unable to enter into long-term contracts with our large-account bakery customers, who may discontinue purchasing our products without advance notice at any time for any reason.

Restaurant Cost of Sales

        During the thirteen weeks ended June 29, 2004, restaurant cost of sales increased 34.3% to $57.5 million compared to $42.8 million for the comparable period last year. The related increase of $14.7 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, these costs increased to 25.8% versus 23.9% for the same period of the prior year.

        The menu at our restaurants is one of the most diversified in the foodservice industry and, accordingly, is not overly dependent on a single commodity. Changes in costs for one commodity are often, but not always, counterbalanced by cost changes in other commodity categories. The principal commodity categories for our restaurants include fresh produce, poultry, meat, fish and seafood, cheese, other fresh dairy products, bread and general grocery items. Compared to the same period of the prior year, we experienced increased costs for fresh poultry and dairy-related commodities during the second quarter of fiscal 2004. Higher costs for these commodities were partially offset by lower costs for other commodities, such as produce and shrimp, coupled with increased volume purchase discounts and purchasing power as a result of our continued growth.

        We currently contract for approximately two-thirds of the food commodities used in our restaurant operations for periods of up to one year. Approximately one-third of our restaurant cost of sales consists of fresh poultry, fish and dairy commodities that historically we have not been able to contract for periods longer than 30 days in most cases. As a result, these fresh commodities can be subject to unforeseen supply and cost fluctuations due principally to weather and other general agricultural conditions. Due to our increased purchasing volumes, we were able to enter into an agreement in July 2004 to secure the majority of our poultry requirements for the next six months, which should help to reduce additional poultry cost exposure. Based on this contract and the current and expected market conditions for our remaining non-contractible commodities, we currently expect our restaurant cost of sales as a percentage of restaurant sales for the remainder of fiscal 2004 to be higher than the corresponding period of the prior year.

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

Bakery Cost of Sales

        Bakery cost of sales, which include ingredient, packaging and production supply costs, were $6.2 million for the thirteen weeks ended June 29, 2004 compared to $4.5 million for the same period of the prior year. As a percentage of bakery sales, bakery costs for the thirteen weeks ended June 29, 2004 increased to 52.1% compared to 45.5% for the comparable period last year. The increase in bakery cost of sales as a percentage of bakery sales was principally due to an increase in costs for certain non-contracted dairy commodities, such as butter and manufacturers cream. While we have taken steps to qualify multiple suppliers and enter into agreements for some of the key commodities used in our bakery operations, there can be no assurance that future supplies and costs for commodities used in our bakery or restaurant operations will not fluctuate due to weather and other market conditions beyond our control. Cream cheese is the most significant commodity used in our bakery products, with an expected requirement for as much as 9-10 million pounds during fiscal 2004. During the first quarter of fiscal 2004, we executed agreements for substantially all of our cream cheese requirements for the 12-month period thereafter with two suppliers at a fixed cost per pound that is slightly higher than the actual cost per pound in fiscal 2003. We will also purchase cream cheese on the spot market as necessary to supplement our agreements.

Labor Expenses

        Labor expenses, which include restaurant-level labor costs and bakery direct production labor costs (including associated fringe benefits), increased 23.0% to $71.7 million for the thirteen weeks ended June 29, 2004 compared to $58.3 million for the same period of the prior year. This increase was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses decreased to 30.5% versus 30.9% for the comparable period last year as we were able to leverage the fixed component of our labor costs with the 25% increase in total revenues.

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

Other Operating Costs and Expenses

        Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses. Other operating costs and expenses increased 21.4% to $52.8 million for the thirteen weeks ended June 29, 2004 compared to $43.5 million for the same period of the prior year. This increase was principally attributable to new restaurant openings. As a percentage of total revenues, other operating costs and expenses decreased to 22.5% for the thirteen weeks ended June 29, 2004 versus 23.0% for the same period of fiscal 2003. This percentage decrease was primarily attributable to leveraging the fixed portion of our other operating costs and expenses with the 25% increase in revenues.

General and Administrative Expenses

        General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, the restaurant field supervision organization, the bakery administrative organization and the corporate support organization. G&A expenses increased 8.8% to $9.9 million for the thirteen weeks ended June 29, 2004 compared to $9.1 million for the same period of fiscal 2003. As a percentage of total revenues, G&A expenses decreased to 4.2% for the thirteen weeks ended June 29, 2004 versus 4.8% for the same period of fiscal 2003. This decrease was principally attributable to the leveraging of the fixed component of these costs with the 25% increase in revenues. During the remainder of fiscal 2004, we plan to continue to add resources to the corporate support and field supervision activities of our operations. Commensurate with the planned openings of as many as twelve additional new restaurants during the remainder of fiscal 2004, we expect that our absolute G&A expenses per quarter will also reflect the ramp-up of restaurant management recruiting and training activities. Accordingly, we expect absolute G&A expense to progressively increase from quarter to quarter during the remainder of fiscal 2004.

Depreciation and Amortization Expenses

        Depreciation and amortization expenses were $8.3 million for the thirteen weeks ended June 29, 2004 compared to $6.7 million for the thirteen weeks ended July 1, 2003. This increase was principally due to increases in property and equipment associated with new restaurant openings. As a percentage of total revenues, depreciation and amortization expenses decreased to 3.5% for the thirteen weeks ended June 29, 2004 compared to 3.6% for the same period of the prior year.

Preopening Costs

        Incurred preopening costs were $2.0 million for the thirteen weeks ended June 29, 2004 compared to $1.8 million for the same period of the prior year. We opened two Cheesecake Factory restaurants during each of the thirteen weeks ended June 29, 2004 and July 1, 2003. In addition, preopening costs were incurred in both periods for restaurant openings in progress.

        Preopening costs include incremental out-of-pocket costs that are directly related to the openings of new restaurants that are not otherwise capitalizable. As a result of the highly customized and operationally complex nature of our upscale, high volume concepts, the restaurant preopening process for our new restaurants is more extensive, time consuming and costly relative to that of most chain restaurant operations. The preopening costs for one of our restaurants usually include costs to relocate and compensate an average of 11-12 restaurant management employees prior to opening; costs to recruit and train an average of 200-250 hourly restaurant employees; wages, travel and lodging costs for our opening training team and other support employees; and costs for practice service activities. Preopening costs will vary from location to location depending on a number of factors, including the proximity of our existing restaurants; the size and physical layout of each location; the number of management and hourly employees required to open each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel and lodging for different metropolitan areas; and the extent of unexpected delays, if any, in construction and/or obtaining final licenses and permits to open the restaurants, which may also be caused by landlord delays.

        Our direct preopening costs for an 11,000 square foot, single-story restaurant in an established Company market averages approximately $750,000. There will also be other preopening costs associated with each restaurant opening, including costs for corporate travel and support activities. Preopening costs will usually be higher for larger restaurants, our initial entry into new markets and for new concepts such as Grand Lux Cafe. We usually incur the most significant portion of preopening costs for a typical restaurant opening within the two-month period immediately preceding and the month of the restaurant’s opening. Preopening costs will fluctuate from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant, and the fluctuations could be significant. We expense preopening costs as incurred. Based on our planned openings of as many as twelve new restaurants during the remaining half of the year (including two Grand Lux Cafes) and costs to be incurred for early fiscal 2005 openings, we currently expect preopening costs to be in the $6.5 million to $7.0 million range for the third quarter and the $3.0 million to $3.5 million range for the fourth quarter. However, due to the nature of the leased spaces that we select for our upscale restaurants and their highly customized layouts, it is difficult to predict, by quarter, the exact timing of our restaurant openings. As a result, it is not uncommon to have planned openings move due to various factors outside of our control.

Twenty-six Weeks Ended June 29, 2004 Compared to Twenty-six Weeks Ended July 1, 2003

Revenues

        For the twenty-six weeks ended June 29, 2004, the Company’s total revenues increased 26% to $455.5 million compared to $361.5 million for the twenty-six weeks ended July 1, 2003. Restaurant sales increased 26.3% to $434.3 million compared to $344.0 million for the same period of the prior year. The $90.3 million increase in restaurant sales consisted of a $74.4 million increase from the openings of new restaurants and a $15.9 million or approximate 5.2% increase in comparable restaurant sales. Restaurant sales in the first half of the prior year were unfavorably impacted by severe winter weather throughout much of the country that resulted in approximately 22 lost days of restaurant sales due to restaurant closings. Also, an approximate 2% effective menu price increase was implemented in Cheesecake Factory restaurants during January and February 2004.

        Bakery sales increased 21.1% to $21.2 million for the twenty-six weeks ended June 29, 2004 compared to $17.5 million for the same period of the prior year. This increase was primarily due to increased sales to our warehouse club customers, which accounted for 62% of bakery sales in the current period compared to 57% of sales in the comparable period of the prior year.

Restaurant Cost of Sales

        During the twenty-six weeks ended June 29, 2004, restaurant cost of sales increased 34.8% to $110.0 million compared to $81.6 million for the comparable period last year. The related increase of $28.4 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, this cost increased to 25.3% versus 23.7% for the same period of the prior year. This increase was primarily attributable to increased costs for a variety of commodities used in our restaurants, particularly poultry and certain dairy-related commodities.

Bakery Cost of Sales

        Bakery cost of sales were $10.7 million for the twenty-six weeks ended June 29, 2004 compared to $8.1 million for the same period of the prior year. As a percentage of bakery sales, bakery cost of sales for the twenty-six weeks ended June 29, 2004 increased to 50.7% compared to 46.3% for the comparable period last year. This percentage increase was primarily due to increased costs for certain non-contracted dairy commodities, such as butter and manufacturers cream.

Labor Expenses

        Labor expenses were $140.7 million for the twenty-six weeks ended June 29, 2004 compared to $114.2 million for the same period of the prior year. The related increase of $26.5 million was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses for the twenty-six weeks ended June 29, 2004 decreased to 30.9% compared to 31.6% for the comparable period last year, reflecting the leveraging of the fixed component of our labor costs with the 26% increase in total revenues.

Other Operating Costs and Expenses

        Other operating costs and expenses increased 23.4% to $102.7 million for the twenty-six weeks ended June 29, 2004 compared to $83.2 million for the same period of the prior year. The related increase of $19.5 million was principally attributable to new restaurant openings. As a percentage of total revenues, occupancy and other expenses decreased to 22.6% for the twenty-six weeks ended June 29, 2004 compared to 23.0% for the comparable period of fiscal 2003. This percentage decrease was primarily attributable to leveraging the fixed portion of our other operating costs and expenses with the 26% increase in total revenues.

General and Administrative Expenses

        General and administrative expenses increased to $19.6 million for the twenty-six weeks ended June 29, 2004 compared to $17.8 million for the same period of fiscal 2003, an increase of $1.8 million or 10.1%. As a percentage of total revenues, general and administrative expenses decreased to 4.3% for the twenty-six weeks ended June 29, 2004 compared to 4.9% for the same period of the prior year. This decrease was principally attributable to the leveraging of the fixed component of these costs with higher sales volumes.

Depreciation and Amortization Expenses

        Depreciation and amortization expenses were $16.4 million for the twenty-six weeks ended June 29, 2004 compared to $13.3 million for the same period of the prior year. The related increase of $3.1 million was principally attributable to increases in property and equipment associated with new restaurant openings. As a percentage of total revenues, depreciation and amortization expenses were 3.6% for the twenty-six weeks ended June 29, 2004 compared to 3.7% for the same period last year.

Preopening Costs

        Incurred preopening costs were $4.1 million for the twenty-six weeks ended June 29, 2004 compared to $3.3 million for the same period of the prior year. We incurred preopening costs to open four Cheesecake Factory restaurants during each of the twenty-six weeks ended June 29, 2004 and July 1, 2003. In addition, we incurred preopening costs in both periods for other restaurant openings in progress.

Liquidity and Capital Resources

The following table sets forth a summary of the Company’s key liquidity measurements at June 29, 2004 and December 30, 2003.

	June 29, 2004	December 30, 2003
	(dollar amounts in millions)
Cash and marketable securities on hand	$136.2	$137.0
Net working capital	$16.2	$33.9
Adjusted net working capital (1)	$116.8	$121.8
Current ratio	1.2:1	1.4:1
Adjusted current ratio (1)	2.4:1	2.5:1
Long-term debt	—	—
Cash provided by operations	$64.7	$116.7
Capital expenditures	$70.8	$105.6

(1)	Includes all marketable securities classified as either current assets ($27.7 million and $34.0 million at June 29, 2004 and December 30, 2003, respectively) or noncurrent assets ($100.6 million and $87.9 million at June 29, 2004 and December 30, 2003, respectively).

        During the twenty-six weeks ended June 29, 2004, our cash and marketable securities on hand decreased by $0.8 million to $136.2 million from the December 30, 2003 balance. This slight decline was primarily attributable to purchases of property, equipment and treasury stock, offset by cash flows from operations and proceeds from stock option exercises. In the table above, we also present adjusted net working capital and current ratio calculations that include all marketable securities classified as either current or noncurrent assets. We believe these adjusted calculations provide investors with useful information regarding our overall liquidity position because all marketable securities are readily available to meet our liquidity requirements. We continue to target a weighted average maturity for our marketable securities investment portfolio between one and two years. Accordingly, a substantial portion of our investments is classified as noncurrent assets, but remain available for our liquidity requirements.

        As of July 23, 2004, there were no borrowings outstanding under the Company’s $35 million revolving credit and term loan facility (the “Credit Facility”). $11.5 million of the Credit Facility has been reserved to support standby letters of credit for our self-insurance programs. Borrowings under the Credit Facility will bear interest at variable rates based, at our option, on either the prime rate of interest, the lending institution’s cost of funds rate plus 0.75% or the applicable LIBOR rate plus 0.75%. The Credit Facility expires on December 30, 2005. On that date, a maximum of $35 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates. The Credit Facility is not collateralized and requires us to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of our operations, with which we are currently in compliance.

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

        On June 4, 2004, we purchased a newly constructed two-story building contiguous to our bakery production facility in California to accommodate our eventual need for additional support personnel and space for those personnel as we continue to grow our company. We had previously leased the first floor of this building for our culinary, training and operations support activities. The purchase price of $21 million was funded with available cash and investments and is included in our estimate of fiscal 2004 capital expenditures noted above. We will incur additional expenditures to finish out the interior of the building, as space is needed. Although we purchased the building with available cash and investments, we may consider mortgage and other refinancing alternatives in the future.

        We are in the process of completing an evaluation of various alternatives to develop a second bakery facility, which will likely be located on the East Coast and which could begin initial operations during fiscal 2006. Currently, we do not expect any material preopening or capital expenditure activities related to a second production facility to be incurred during fiscal 2004.

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

        During fiscal 1998, our Board of Directors authorized the repurchase of up to 1,687,500 shares of our common stock for reissuance upon the exercise of stock options under the Company’s current stock option plans. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. Under this authorization, we have repurchased 1,249,100 shares at a total cost of approximately $24.5 million through July 20, 2004.

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

        A change in market prices also exposes us to market risk related to our investments in marketable securities. As of June 29, 2004, we held $128 million in marketable securities. A hypothetical 10% decline in the market value of those securities would result in a $12.8 million unrealized loss and a corresponding decline in their fair value. This hypothetical decline would not affect our cash flows until the securities were disposed of.

        We purchase food and other commodities for use in our operations, based upon market prices established with our suppliers. Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control. To manage this risk in part, we attempt to enter into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements. However, we are currently unable to contract for substantially all of our fresh commodities such as fish and dairy items (except for cream cheese used in our bakery operations) for periods longer than 30 days. Dairy costs can also fluctuate due to government regulation. We believe that substantially all of our food and supplies are available from several sources, which helps to diversify our overall commodity cost risk. We also believe that we have the ability to increase certain menu prices, or vary certain menu items offered, in response to food commodity price increases. Some of our commodity purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. The Company does not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

Item 4. Controls and Procedures

        We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ÒExchange ActÓ)) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief (principal) Executive Officer and Chief (principal) Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 29, 2004, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 29, 2004.

        There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 29, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        The following risk factors may affect our operating results and the environment within which we conduct our business. If our projections and estimates regarding these factors differ materially from what actually occurs, our actual results could vary significantly from any results expressed or implied by forward-looking statements. These risk factors include, but are not limited to, changes in general economic, demographic, geopolitical or public safety conditions which affect consumer behavior and spending for restaurant dining occasions, including the ongoing ramifications of the September 11, 2001 terrorist attacks and the governmental response thereto, including the continuing armed conflict in Iraq or in other countries; changes in consumer eating habits as a result of new information regarding diet, nutrition and health that could impact demand for our menu and bakery product offerings; increasing competition in the upscale casual dining segment of the restaurant industry; adverse weather conditions which impact customer traffic at the Company’s restaurants in general and which cause the temporary underutilization of outdoor patio seating available at most of the Company’s restaurants; various factors which increase the cost to develop and/or affect the number and timing of the openings of new restaurants, including factors under the influence and control of government agencies, landlords, construction contractors and others; fluctuations in the availability and/or cost of raw materials, management and hourly labor, energy or other resources necessary to successfully operate the Company’s restaurants and bakery production facility; the Company’s ability to raise prices sufficiently to offset cost increases, including increased costs for food commodities, minimum wages, employee benefits and insurance arrangements; the success of strategic and operating initiatives, including new restaurant concepts and new bakery product lines; depth of management; adverse publicity about the Company, its restaurants or bakery products resulting from a number of risks that are common to restaurant and bakery businesses; the Company’s current dependence on a single bakery production facility; the Company’s ability to obtain and retain large-account customers for its bakery operations; changes in timing and/or scope of the purchasing plans of large-account bakery customers which can cause fluctuations in bakery sales and the Company’s consolidated operating results; our inability to enter into long-term contracts with large-account bakery customers, who may discontinue purchasing our products without advance notice at any time for any reason; the rate of growth of general and administrative expenses associated with building a strengthened corporate and field supervision infrastructure to support the Company’s growing operations; relations between the Company and its employees; legal claims and litigation against the Company; the availability, amount, type, and cost of capital for the Company and the deployment of such capital, including the amounts of planned capital expenditures; changes in, or any failure to comply with, governmental regulations; the amount of, and any changes to, tax rates and the success of various initiatives to minimize taxes; changes in accounting standards promulgated by the Financial Accounting Standards Board, the Public Company Accounting Oversight Board, the SEC, and the American Institute of Certified Public Accountants that could impact our reported financial results; and other risks and uncertainties referenced in this Form 10-Q or our Annual Report on Form 10-K for the fiscal year ended December 30, 2003.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is subject to various legal proceedings that are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2003.

        In December 2002, two former hourly restaurant employees in California filed a lawsuit against the Company alleging violations of California labor laws with respect to providing meal and rest breaks. In October 2003, an hourly restaurant employee in California filed a lawsuit against the Company alleging violations of California labor laws with respect to the providing of meal and rest breaks and improper deductions, among other claims. A motion filed by plaintiffs’ attorneys to consolidate these cases is currently pending. The lawsuits sought unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. Discovery is currently continuing in these matters. In connection with pre-mediation discussions with plaintiffs’ attorneys, the Company received a demand for alleged damages, exclusive of interest and penalties, for approximately $9 million. Several former and current employees also filed individual wage and hour claims, based upon alleged failures to provide meal and rest breaks, directly with the California Department of Labor Standards Enforcement in San Francisco, which claims have been referred to the California Labor Commissioner. The Company intends to vigorously defend its position in all of these matters although the outcome cannot be ascertained at this time.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        The following provides information regarding the Company’s purchase, during fiscal 2004, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2003 - January 31, 2004	—	—	—	610,200
February 1– 29, 2004	—	—	—	610,200
March 1 – 30, 2004	10,000	$47.59	10,000	600,200
March 31 – May 4, 2004	64,500	$43.16	64,500	535,700
May 5 – June 1, 2004	97,300	$41.10	97,300	438,400
June 2 – 29, 2004	—	—	—	438,400

Total	171,800	$42.26	171,800

(1)	Excludes 500 shares purchased by an affiliate in May 2004 at an average price of $39.27 per share.

(2)	In February 1998, our Board of Directors authorized the repurchase of up to 1,687,500 shares of our common stock. The repurchase program does not have an expiration date.

19

Item 4. Submission of Matters to a Vote of Stockholders

        Our Annual Meeting of Stockholders was held on May 18, 2004 in Thousand Oaks, California. A total of 47,660,494 of the Company’s shares were present or represented by proxy at the Meeting, representing more than 90% of the Company’s shares outstanding as of the March 31, 2004 record date. The matters submitted for a vote and the related election results are as follows:

(a)	Election of one nominee to serve as a director of the Company for a three-year term and until a respective successor shall be elected and qualified. The result of the vote taken was as follows:

	For	Withhold
Thomas L. Gregory	35,192,106	12,468,388

The terms of office of Messrs. Overton, Kransdorf, Matthies and White continue after the meeting.

(b)	Approval of the Company’s Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan. The result of the vote taken was as follows:

For	Against	Abstain	Broker Non-Votes
25,054,981	15,820,346	36,725	6,748,442

(c)	Approval of the Company’s Amended and Restated 2001 Omnibus Stock Incentive Plan. The result of the vote taken was as follows:

For	Against	Abstain	Broker Non-Votes
26,094,745	14,782,222	35,085	6,748,442

(d)	Approval of an amendment to the Company’s 1997 Non-Employee Director Stock Option Plan. The result of the vote taken was as follows:

For	Against	Abstain	Broker Non-Votes
29,564,171	11,302,932	44,949	6,748,442

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The Company filed the following reports on Form 8-K during the second quarter:

On April 14, 2004, the Company filed a current report on Form 8-K announcing the date and time of the first quarter earnings conference call.

20

On April 20, 2004, the Company filed a current report on Form 8-K announcing the financial results of the fiscal first quarter ended March 30, 2004.

On April 29, 2004, the Company filed a current report on Form 8-K announcing its presentation at the Smith Barney Citigroup Small & Mid-Cap Conference.

On May 28, 2004, the Company filed a current report on Form 8-K announcing its presentations at the Piper Jaffray Consumer Conference, the Thomas Weisel Partners Annual Growth Forum and the William Blair & Company 24th Annual Growth Stock Conference. In addition, the Company announced the proxy voting results subsequent to the Company’s Annual Meeting of Stockholders.

On June 17, 2004, the Company filed a current report on Form 8-K announcing the opening of The Cheesecake Factory restaurant in Sacramento, California.

The Company filed the following reports on Form 8-K subsequent to the close of the second quarter:

On June 30, 2004, the Company filed a current report on Form 8-K announcing the opening of The Cheesecake Factory restaurant in Alpharetta, Georgia.

On July 13, 2004, the Company filed a current report on Form 8-K announcing the date and time of the second quarter investor conference call.

On July 20, 2004, the Company filed a current report on Form 8-K announcing the financial results of the fiscal second quarter ended June 29, 2004.

21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 23, 2004	THE CHEESECAKE FACTORY INCORPORATED By: /s/ DAVID OVERTON —————————————— David Overton Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

By: /s/ MICHAEL J. DIXON —————————————— Michael J. Dixon Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
22

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
23