Form 10-Q
period 2004-09-28
CHEESECAKE FACTORY INCORPORATED
filed 2004-10-26
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2004

or

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

___________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of October 20, 2004, 51,856,641 shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 28, 2004	December 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,454	$15,167
Investments and marketable securities	28,199	33,988
Accounts receivable	6,742	7,360
Other receivables	33,329	23,416
Inventories	24,141	20,434
Prepaid expenses	5,851	10,403
Deferred income taxes	4,619	4,725

Total current assets	109,335	115,493

Property and equipment, net	440,205	359,969

Other assets:
Marketable securities	87,313	87,852
Other receivables	9,016	7,371
Trademarks	2,231	2,046
Other	15,052	12,077

Total other assets	113,612	109,346

Total assets	$663,152	$584,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,760	$25,996
Income taxes payable	12,469	—
Other accrued expenses	59,999	55,558

Total current liabilities	94,228	81,554

Deferred income taxes	35,721	35,721
Other noncurrent liabilities	10,717	9,631
Commitments and contingencies (Note C)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000
shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 53,157,286 and
52,126,185 issued at September 28, 2004 and December 30, 2003, respectively	531	521
Additional paid-in capital	256,104	229,157
Retained earnings	292,865	245,612
Unrealized loss on available-for-sale securities	(528)	(161)
Treasury stock, 1,300,645 and 1,077,300 shares at cost at September 28, 2004
and December 30, 2003, respectively	(26,486)	(17,227)

Total stockholders’ equity	522,486	457,902

Total liabilities and stockholders’ equity	$663,152	$584,808

The accompanying notes are an integral part of these consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Net Income Per Share Data)

(Unaudited)

	Thirteen Weeks Ended September 28, 2004	Thirteen Weeks Ended September 30, 2003	Thirty-nine Weeks Ended September 28, 2004	Thirty-nine Weeks Ended September 30, 2003
Revenues:
Restaurant sales	$235,018	$187,655	$669,295	$531,647
Bakery sales to other foodservice
operators, retailers and distributors .	12,665	10,177	33,840	27,665

Total revenues	247,683	197,832	703,135	559,312

Costs and expenses:
Restaurant cost of sales	58,756	45,492	168,315	127,122
Bakery cost of sales	6,405	4,664	17,591	12,767
Labor expenses	76,822	60,395	217,514	174,557
Other operating costs and expenses	60,799	46,487	163,553	129,720
General and administrative expenses	10,022	9,075	29,660	26,859
Depreciation and amortization expenses	9,034	6,975	25,478	20,241
Preopening costs	6,867	4,066	10,935	7,368

Total costs and expenses	228,705	177,154	633,046	498,634

Income from operations	18,978	20,678	70,089	60,678
Interest income, net	605	987	1,899	2,909
Other income, net	116	665	821	2,146

Income before income taxes	19,699	22,330	72,809	65,733
Income tax provision	6,915	7,972	25,556	23,467

Net income	$12,784	$14,358	$47,253	$42,266

Net income per share:
Basic	$0.25	$0.28	$0.91	$0.84

Diluted	$0.24	$0.28	$0.89	$0.82

Weighted average shares outstanding:
Basic	51,846	50,522	51,687	50,270
Diluted	52,853	51,900	52,882	51,644

The accompanying notes are an integral part of these consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unrealized Loss on Available-for-Sale Securities	Treasury Stock	Total
Balance, December 30, 2003	$521	$229,157	$245,612	$(161)	$(17,227)	$457,902

Comprehensive income:
Net income	—	—	47,253	—	—
Net unrealized loss	—	—	—	(367)	—
Total comprehensive income						46,886
Issuance of common stock pursuant to stock
option plan	10	15,001	—	—	—	15,011
Tax benefit related to stock options
exercised	—	11,946	—	—	—	11,946
Purchase of treasury stock	—	—	—	—	(9,259)	(9,259)

Balance, September 28, 2004	$531	$256,104	$292,865	$(528)	$(26,486)	$522,486

The accompanying notes are an integral part of these consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-nine Weeks Ended September 28, 2004	Thirty-nine Weeks Ended September 30, 2003
Cash flows from operating activities:
Net income	$47,253	$42,266
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization expenses	25,478	20,241
Gain on sale of available-for-sale securities	(212)	(1,850)
Deferred income taxes	334	(730)
Tax benefit related to stock options exercised	11,946	5,935
Changes in assets and liabilities:
Accounts receivable	618	(1,048)
Other receivables	(11,558)	(9,169)
Inventories	(3,707)	(6,022)
Prepaid expenses	4,552	2,414
Trademarks	(185)	(77)
Other	(3,106)	(3,472)
Accounts payable	(4,236)	7,414
Income taxes payable	12,469	4,961
Other accrued expenses	5,527	5,163

Cash provided by operating activities	85,173	66,026

Cash flows from investing activities:
Additions to property and equipment	(105,583)	(66,699)
Investments in available-for-sale securities	(81,390)	(115,203)
Sales of available-for-sale securities	87,335	100,376

Cash used in investing activities	(99,638)	(81,526)

Cash flows from financing activities:
Issuance of common stock	10	6
Proceeds from exercise of employee stock options	15,001	6,941
Purchase of treasury stock	(9,259)	(774)

Cash provided by financing activities	5,752	6,173

Net change in cash and cash equivalents	(8,713)	(9,327)
Cash and cash equivalents at beginning of period	15,167	11,033

Cash and cash equivalents at end of period	$6,454	$1,706

Supplemental disclosures:
Interest paid	—	—

Income taxes paid	$1,140	$12,581

The accompanying notes are an integral part of these consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2004

(Unaudited)

NOTE A – BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we”, “us” and “our”) and its wholly owned subsidiaries for the thirteen and thirty-nine weeks ended September 28, 2004 prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements presented herein have not been audited by independent public accountants, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the period. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year. The consolidated balance sheet data presented herein for December 30, 2003 was derived from our audited consolidated financial statements for the fiscal year then ended, but does not include all disclosures required by generally accepted accounting principles. The preparation of financial statements in accordance with generally accepted accounting principles requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

NOTE B – INVESTMENTS AND MARKETABLE SECURITIES

Investments and marketable securities, all classified as available-for-sale, consisted of the following as of

September 28, 2004 (in thousands):

Classification	Cost	Fair Value	Unrealized Loss	Balance Sheet Amount	Maturity

Current assets:
Available-for-sale securities:
					October 2004 to
U.S. Treasury securities	$12,333	$12,298	$(35)	$12,298	August 2005
					September 2004 to
Corporate debt securities	15,924	15,901	(23)	15,901	September 2005

Total	$28,257	$28,199	$(58)	$28,199

Other assets:
Available-for-sale securities:
					October 2005 to
U.S. Treasury securities	$46,004	$45,460	$(544)	$45,460	April 2008
					December 2005 to
Corporate debt securities	42,064	41,853	(211)	41,853	March 2009

Total	$88,068	$87,313	$(755)	$87,313

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 28, 2004

(Unaudited)

NOTE C – COMMITMENTS AND CONTINGENCIES

In December 2002, two former hourly restaurant employees in California filed a lawsuit in the Superior Court in Orange County, California against the Company alleging violations of California labor laws with respect to providing meal and rest breaks. In October 2003, an hourly restaurant employee in California filed a lawsuit in Superior Court in Orange County, California against the Company alleging violations of California labor laws with respect to the providing of meal and rest breaks and improper deductions, among other claims. In May 2003, an hourly restaurant employee filed a lawsuit alleging similar violations in Superior Court in Los Angeles County, California. A motion filed by plaintiffs’ attorneys to consolidate these cases is currently pending. The lawsuits sought unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. Discovery is currently continuing in these matters. Several former and current employees also filed individual wage and hour claims, based upon alleged failures to provide meal and rest breaks to our hourly employees, directly with various offices of the California Department of Labor Standards Enforcement, which claims have been referred to the California Labor Commissioner. The Company has engaged in a series of mediation discussions with plaintiffs’ attorneys in September and October of this year. While the Company continues to vigorously defend its position in all of these matters, it has accrued $4.5 million based on an estimate of the ultimate costs, expenses and fees which may be incurred in connection with these matters. Revisions to this estimate may be made in the future and will be reported in the periods in which additional information is known.

NOTE D – STOCK-BASED EMPLOYEE COMPENSATION

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, we have elected to account for our stock-based employee compensation plans under the intrinsic value method which requires compensation expense to be recorded only if, on the date of grant, the current market price of the Company’s common stock exceeds the exercise price the employee must pay for the stock. The Company’s policy is to grant stock options at the fair market value of the underlying stock at the date of grant. Accordingly, no compensation expense has been recognized for our stock option plans. Had compensation expense for our stock option plans been determined based on the fair value at the grant date for awards through September 28, 2004 consistent with the provisions of SFAS No. 123, our net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except net income per share):

	Thirteen Weeks Ended September 28, 2004	Thirteen Weeks Ended September 30, 2003	Thirty-nine Weeks Ended September 28, 2004	Thirty-nine Weeks Ended September 30, 2003
Net income, as reported	$12,784	$14,358	$47,253	$42,266
Total stock-based employee compensation
expense determined under the fair value
method for all awards, net of related tax
effects	(2,141)	(1,750)	(6,826)	(5,692)

Net income, pro forma	$10,643	$12,608	$40,427	$36,574

Basic net income per share, as reported	$0.25	$0.28	$0.91	$0.84
Basic net income per share, pro forma	$0.21	$0.25	$0.78	$0.73
Diluted net income per share, as reported	$0.24	$0.28	$0.89	$0.82
Diluted net income per share, pro forma	$0.20	$0.24	$0.76	$0.71

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 28, 2004

(Unaudited)

NOTE E – NET INCOME PER SHARE

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

NOTE F – STOCK TRANSACTIONS

During fiscal 2004, our Board of Directors increased the share repurchase authorization to 4,000,000 from 1,687,500. As of September 28, 2004, we have repurchased 1,300,645 shares at a total cost of approximately $26.5 million under this authorization.

NOTE G – COMPREHENSIVE INCOME

Comprehensive income consisted of (in thousands):

	Thirteen Weeks Ended September 28, 2004	Thirteen Weeks Ended September 30, 2003	Thirty-Nine Weeks Ended September 28, 2004	Thirty-nine Weeks Ended September 30, 2003

Net income	$12,784	$14,358	$47,253	$42,266
Net unrealized gain (loss) on
available-for-sale securities	641	(678)	(367)	(1,178)

Total comprehensive income	$13,425	$13,680	$46,886	$41,088

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

NOTE H – RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

As of October 20, 2004, The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we”, “us” and “our”) operated 85 upscale, full-service, casual dining restaurants under The Cheesecake Factory® mark. We also operated four upscale casual dining restaurants under the Grand Lux Cafe® mark in Los Angeles, California, Chicago, Illinois, Las Vegas, Nevada and Dallas, Texas; one self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark inside the DisneyQuest® family entertainment center in Orlando, Florida; and a bakery production facility. We also licensed three limited menu bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.

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

Results of Operations

The following table sets forth, for the periods indicated, our consolidated statements of operations expressed as percentages of total revenues. The results of operations for the thirteen and thirty-nine weeks ended September 28, 2004 and September 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

	Thirteen Weeks Ended September 28, 2004	Thirteen Weeks Ended September 30, 2003	Thirty-nine Weeks Ended September 28, 2004	Thirty-nine Weeks Ended September 30, 2003
	%	%	%	%
Revenues:
Restaurant sales	94.9	94.9	95.2	95.1
Bakery sales to other foodservice
operators, retailers and distributors	5.1	5.1	4.8	4.9

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant cost of sales	23.7	23.0	23.9	22.7
Bakery cost of sales	2.6	2.4	2.5	2.3
Labor expenses	31.0	30.5	30.9	31.2
Other operating costs and expenses	24.5	23.4	23.3	23.2
General and administrative expenses	4.1	4.6	4.2	4.8
Depreciation and amortization expenses	3.6	3.5	3.6	3.6
Preopening costs	2.8	2.1	1.6	1.4

Total costs and expenses	92.3	89.5	90.0	89.2

Income from operations	7.7	10.5	10.0	10.8
Interest income, net	0.2	0.5	0.2	0.5
Other income, net	0.1	0.3	0.1	0.4

Income before income taxes	8.0	11.3	10.3	11.7
Income tax provision	2.8	4.0	3.6	4.1

Net income	5.2	7.3	6.7	7.6

Thirteen Weeks Ended September 28, 2004 Compared to Thirteen Weeks Ended September 30, 2003

Revenues

For the thirteen weeks ended September 28, 2004, the Company’s total revenues increased 25.2% to $247.7 million compared to $197.8 million for the thirteen weeks ended September 30, 2003. Restaurant sales increased 25.2% to $235.0 million compared to $187.7 million for the same period of the prior year. The $47.3 million increase in restaurant sales consisted of a $42.8 million increase from the openings of new restaurants and a $4.5 million, or approximate 2.6%, increase in comparable restaurant sales. Restaurant sales in the current quarter were unfavorably impacted due to hurricanes and other severe weather in Florida and the Southeast that resulted in approximately 64 lost days of restaurant sales due to restaurant closings. We estimate the effect of these closures on total restaurant sales for the quarter ended September 28, 2004 to be in the range of approximately $1.8 - $2.0 million. Sales in comparable restaurants benefited from an approximate 2% effective menu price increase implemented in Cheesecake Factory restaurants during January and February 2004 and an approximate 1% effective menu price increase implemented at Cheesecake Factory restaurants during July and August 2004. Since most of our established restaurants currently operate close to full capacity during the peak demand periods of lunch and dinner, we generally do not expect to achieve increases in comparable restaurant sales other than our effective menu price increases. As a result of the openings of new restaurants during the past twelve months, total restaurant operating weeks increased 23% for the thirteen weeks ended September 28, 2004. Average sales per restaurant operating week increased 2.1% to $216,800 compared to $212,300 for the same period last year.

The percentage increase in comparable restaurant sales for the thirteen weeks ended September 28, 2004 slightly exceeded the percentage increase in average weekly sales for the same period due principally to the weekly sales volumes at several newer restaurants that are gradually decreasing, as expected, from their initial grand opening or “honeymoon” sales levels to their sustainable and expected run-rate levels. It is common in the restaurant industry for new locations to open with sales volumes well in excess of their sustainable run-rate levels due to grand opening promotional and consumer awareness activities that generate abnormally high customer traffic for a period of several months.

Our primary restaurant expansion objective during fiscal 2004 is to increase our total restaurant productive square feet and operating weeks from the prior year by approximately 20-21% and 22%, respectively. We currently expect to open as many as 16 new restaurants during fiscal 2004, consisting of approximately 14 Cheesecake Factory restaurants and two Grand Lux Cafes. Eleven new Cheesecake Factory restaurants were opened during the first three quarters of fiscal 2004, including seven new restaurants opened in the third quarter. An additional Cheesecake Factory restaurant was opened in October 2004 and two more are planned for later in the fourth quarter. We also opened one Grand Lux Cafe in the third quarter in Dallas, Texas and plan to open an additional Grand Lux Cafe in Houston, Texas during the fourth quarter. However, due to the nature of the leased spaces that we select for our upscale restaurants and their highly customized layouts, it is difficult to predict, by quarter, the exact timing of our restaurant openings. As a result, it is not uncommon to have planned openings move due to various factors outside of our control.

Bakery sales increased 24.5% to $12.7 million for the thirteen weeks ended September 28, 2004 compared to $10.2 million for the same period of the prior year. This increase was primarily attributable to increased sales to the warehouse clubs and increased sales of The Dream Factory® and private label products through our expanded relationship with SYSCO Corporation that we announced in February 2003. Sales to warehouse clubs comprised approximately 62% of total bakery sales in the current period compared to approximately 70% for the same period of the prior year.

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

Restaurant Cost of Sales

During the thirteen weeks ended September 28, 2004, restaurant cost of sales increased 29.2% to $58.8 million compared to $45.5 million for the comparable period last year. The related increase of $13.3 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, these costs increased to 25.0% versus 24.2% for the same period of the prior year.

The menu at our restaurants is one of the most diversified in the foodservice industry and, accordingly, is not overly dependent on a single commodity. Changes in costs for one commodity are often, but not always, counterbalanced by cost changes in other commodity categories. The principal commodity categories for our restaurants include fresh produce, poultry, meat, fish and seafood, cheese, other fresh dairy products, bread and general grocery items. Compared to the same period of the prior year, we experienced increased costs for fresh poultry and dairy-related commodities during the third quarter of fiscal 2004. Higher costs for these commodities were partially offset by lower costs for other commodities, such as produce and shrimp, coupled with increased volume purchase discounts and purchasing power as a result of our continued growth.

We currently contract for the majority of the food commodities used in our restaurant operations for periods of up to one year. Approximately one-quarter of our restaurant cost of sales consists of fresh poultry, fish and dairy commodities that historically we have not been able to contract for periods longer than 30 days in most cases. As a result, these fresh commodities can be subject to unforeseen supply and cost fluctuations due principally to weather and other general agricultural conditions. Due to our increased purchasing volumes, we were able to enter into an agreement in July 2004 to secure the majority of our poultry requirements for the following six months, which should help to reduce additional poultry cost exposure. Based on this contract and the current and expected market conditions for our remaining non-contractible commodities, we currently expect our restaurant cost of sales as a percentage of restaurant sales for the fourth quarter of fiscal 2004 to be higher than the corresponding period of the prior year.

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

Bakery Cost of Sales

Bakery cost of sales, which include ingredient, packaging and production supply costs, were $6.4 million for the thirteen weeks ended September 28, 2004 compared to $4.7 million for the same period of the prior year. As a percentage of bakery sales, bakery costs for the thirteen weeks ended September 28, 2004 increased to 50.6% compared to 45.8% for the comparable period last year. The increase in bakery cost of sales as a percentage of bakery sales was principally due to an increase in costs for certain non-contracted dairy commodities, such as butter and manufacturers cream. While we have taken steps to qualify multiple suppliers and enter into agreements for some of the key commodities used in our bakery operations, there can be no assurance that future supplies and costs for commodities used in our bakery or restaurant operations will not fluctuate due to weather and other market conditions beyond our control. Cream cheese is the most significant commodity used in our bakery products, with an expected requirement for as much as 9-10 million pounds during fiscal 2004. During the first quarter of fiscal 2004, we executed agreements for substantially all of our cream cheese requirements for the 12-month period thereafter with two suppliers at a fixed cost per pound that is slightly higher than the actual cost per pound in fiscal 2003. We will also purchase cream cheese on the spot market as necessary to supplement our agreements.

Labor Expenses

Labor expenses, which include restaurant-level labor costs and bakery direct production labor costs (including associated fringe benefits), increased 27.2% to $76.8 million for the thirteen weeks ended
September 28, 2004 compared to $60.4 million for the same period of the prior year. This increase was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses increased to 31.0% versus 30.5% for the comparable period last year. This percentage increase was primarily due to reverse leverage on the fixed portion of labor costs from the lost sales associated with store closures from the hurricanes and severe weather in the Southeast and the impact from opening eight new restaurants in the current quarter. For new restaurants, labor expenses will typically be higher than normal during the first 90-120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by our restaurants.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses. Other operating costs and expenses increased 30.8% to $60.8 million for the thirteen weeks ended September 28, 2004 compared to $46.5 million for the same period of the prior year. This increase was principally attributable to new restaurant openings and the accrual of a $4.5 million reserve for pending legal actions. As previously disclosed, the Company and a subsidiary were named in three lawsuits and in individual wage and hour claims filed directly with the California Department of Labor Standards Enforcement alleging violations of California labor laws with respect to providing meal and rest breaks to our hourly employees. While these actions are still pending, we have accrued $4.5 million based on an estimate of the ultimate costs, expenses and fees which may be incurred in connection with these matters. As a percentage of total revenues, other operating costs and expenses increased to 24.5% for the thirteen weeks ended September 28, 2004 versus 23.4% for the same period of fiscal 2003. This 1.1% increase was primarily attributable to the impact of the legal accrual at 1.8% of total revenues offset partially by leveraging the fixed portion of our other operating costs and expenses with the 25.2% increase in revenues.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, the restaurant field supervision organization, the bakery administrative organization and the corporate support organization. G&A expenses increased 9.9% to $10.0 million for the thirteen weeks ended September 28, 2004 compared to $9.1 million for the same period of fiscal 2003. As a percentage of total revenues, G&A expenses decreased to 4.1% for the thirteen weeks ended September 28, 2004 versus 4.6% for the same period of fiscal 2003. This decrease was principally attributable to the leveraging of the fixed component of these costs with the 25.2% increase in revenues.

During the remainder of fiscal 2004 and into fiscal 2005, we plan to continue to add resources to the corporate support and field supervision activities of our operations. Commensurate with the planned openings of as many as four additional new restaurants during the fourth quarter of fiscal 2004, we expect that our absolute G&A expenses per quarter will also reflect the ramp-up of restaurant management recruiting and training activities. Accordingly, we expect absolute G&A expense to progressively increase from quarter to quarter during the remainder of fiscal 2004 and into fiscal 2005.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $9.0 million for the thirteen weeks ended September 28, 2004 compared to $7.0 million for the thirteen weeks ended September 30, 2003. This increase was principally due to increases in property and equipment associated with new restaurant openings. As a percentage of total revenues, depreciation and amortization expenses were 3.6% for the thirteen weeks ended September 28, 2004 compared to 3.5% for the same period of the prior year.

Preopening Costs

Incurred preopening costs were $6.9 million for the thirteen weeks ended September 28, 2004 compared to $4.1 million for the same period of the prior year. We opened seven Cheesecake Factory restaurants and one Grand Lux Cafe restaurant during the thirteen weeks ended September 28, 2004 compared to three Cheesecake Factory restaurant openings for the same quarter last year. In addition, preopening costs were incurred in both periods for restaurant openings in progress.

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

Our direct preopening costs for an 11,000 square foot, single-story restaurant in an established Company market averages approximately $750,000. There will also be other preopening costs associated with each restaurant opening, including costs for corporate travel and support activities. Preopening costs will usually be higher for larger restaurants, our initial entry into new markets and for new concepts such as Grand Lux Cafe. We usually incur the most significant portion of preopening costs for a typical restaurant opening within the two-month period immediately preceding and the month of the restaurant’s opening. Preopening costs will fluctuate from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant, and the fluctuations could be significant. We expense preopening costs as incurred. Based on our planned openings of as many as four new restaurants during the fourth quarter (including one Grand Lux Cafe) and costs to be incurred for early fiscal 2005 openings, we currently expect preopening costs to be in the $3.0 million to $3.5 million range for the fourth quarter. However, due to the nature of the leased spaces that we select for our upscale restaurants and their highly customized layouts, it is difficult to predict, by quarter, the exact timing of our restaurant openings. As a result, it is not uncommon to have planned openings move due to various factors outside of our control.

Thirty-nine Weeks Ended September 28, 2004 Compared to Thirty-nine Weeks Ended September 30, 2003

Revenues

For the thirty-nine weeks ended September 28, 2004, the Company’s total revenues increased 25.7% to $703.1 million compared to $559.3 million for the thirty-nine weeks ended September 30, 2003. Restaurant sales increased 25.9% to $669.3 million compared to $531.6 million for the same period of the prior year. The $137.7 million increase in restaurant sales consisted of a $117.3 million increase from the openings of new restaurants and a $20.4 million or approximate 4.3% increase in comparable restaurant sales. Sales in comparable restaurants benefited from an approximate 2% effective menu price increase implemented in Cheesecake Factory restaurants during January and February 2004 and an approximate 1% effective menu price increase implemented at Cheesecake Factory restaurants during July and August 2004. In addition, restaurant sales were unfavorably impacted in both the current year and the prior year due to restaurant closures caused by severe weather conditions. During the thirty-nine weeks ended September 28, 2004, hurricanes and other severe weather in the Southeast resulted in approximately 64 lost days of restaurants sales due to restaurant closings. In the comparable period of the prior year, severe winter weather throughout much of the country resulted in approximately 22 lost days of restaurant sales due to restaurant closings.

Bakery sales increased 22.1% to $33.8 million for the thirty-nine weeks ended September 28, 2004 compared to $27.7 million for the same period of the prior year. This increase was primarily due to increased sales to our warehouse club customers, which accounted for approximately 62% of bakery sales in the current period compared to 61% of sales in the comparable period of the prior year, and increased sales of The Dream Factory® and private label products through our expanded relationship with SYSCO Corporation that we announced in February 2003.

Restaurant Cost of Sales

During the thirty-nine weeks ended September 28, 2004, restaurant cost of sales increased 32.4% to $168.3 million compared to $127.1 million for the comparable period last year. The related increase of $41.2 million was primarily attributable to new restaurant openings. As a percentage of restaurant sales, this cost increased to 25.1% versus 23.9% for the same period of the prior year. This increase was primarily attributable to increased costs for a variety of commodities used in our restaurants, particularly poultry and certain dairy-related commodities.

Bakery Cost of Sales

Bakery cost of sales were $17.6 million for the thirty-nine weeks ended September 28, 2004 compared to $12.8 million for the same period of the prior year. As a percentage of bakery sales, bakery cost of sales for the thirty-nine weeks ended September 28, 2004 increased to 52.0% compared to 46.1% for the comparable period last year. This percentage increase was primarily due to increased costs for certain non-contracted dairy commodities, such as butter and manufacturers’ cream.

Labor Expenses

Labor expenses were $217.5 million for the thirty-nine weeks ended September 28, 2004 compared to $174.6 million for the same period of the prior year. The related increase of $42.9 million was principally due to the impact of new restaurant openings. As a percentage of total revenues, labor expenses for the thirty-nine weeks ended September 28, 2004 decreased to 30.9% compared to 31.2% for the comparable period last year, reflecting the leveraging of the fixed component of our labor costs with the 25.7% increase in total revenues.

Other Operating Costs and Expenses

Other operating costs and expenses increased 26.1% to $163.6 million for the thirty-nine weeks ended September 28, 2004 compared to $129.7 million for the same period of the prior year. The related increase of $33.9 million was principally attributable to new restaurant openings and the accrual of a $4.5 million reserve for pending legal actions. As previously disclosed, the Company and a subsidiary were named in three lawsuits and in individual wage and hour claims filed directly with the California Department of Labor Standards Enforcement alleging violations of California labor laws with respect to providing meal and rest breaks to our hourly employees. While these actions are still pending, we have accrued $4.5 million based on an estimate of the ultimate costs, expenses and fees which may be incurred in connection with these matters. As a percentage of total revenues, other operating costs and expenses increased to 23.3% for the thirty-nine weeks ended September 28, 2004 versus 23.2% for the same period of fiscal 2003. This slight increase was primarily attributable to the impact of the legal accrual at 0.6% of total revenues offset partially by leveraging the fixed portion of our other operating costs and expenses with the 25.7% increase in revenues.

General and Administrative Expenses

General and administrative expenses increased to $29.7 million for the thirty-nine weeks ended
September 28, 2004 compared to $26.9 million for the same period of fiscal 2003, an increase of $2.8 million or 10.4%. As a percentage of total revenues, general and administrative expenses decreased to 4.2% for the thirty-nine weeks ended September 28, 2004 compared to 4.8% for the same period of the prior year. This decrease was principally attributable to the leveraging of the fixed component of these costs with higher sales volumes.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $25.5 million for the thirty-nine weeks ended
September 28, 2004 compared to $20.2 million for the same period of the prior year. The related increase of $5.3 million was principally attributable to increases in property and equipment associated with new restaurant openings. As a percentage of total revenues, depreciation and amortization expenses were 3.6% for both of the thirty-nine weeks ended September 28, 2004 and September 30, 2003.

Preopening Costs

Incurred preopening costs were $10.9 million for the thirty-nine weeks ended September 28, 2004 compared to $7.4 million for the same period of the prior year. We incurred preopening costs to open eleven Cheesecake Factory restaurants and one Grand Lux Cafe restaurant during the thirty-nine weeks ended September 28, 2004 compared to seven Cheesecake Factory restaurants during the same period for the prior year. In addition, we incurred preopening costs in both periods for other restaurant openings in progress.

Liquidity and Capital Resources

The following table sets forth a summary of the Company’s key liquidity measurements at September 28, 2004 and December 30, 2003.

	September 28, 2004	December 30, 2003
	(dollar amounts in millions)
Cash and marketable securities on hand	$122.0	$137.0
Net working capital	$15.1	$33.9
Adjusted net working capital (1)	$102.4	$121.8
Current ratio	1.2:1	1.4:1
Adjusted current ratio (1)	2.1:1	2.5:1
Long-term debt	—	—
Cash provided by operations	$85.2	$116.7
Capital expenditures	$105.6	$105.6

(1)	Includes all marketable securities classified as either current assets ($28.2 million and $34.0 million at September 28, 2004 and December 30, 2003, respectively) or noncurrent assets ($87.3 million and $87.9 million at September 28, 2004 and December 30, 2003, respectively).

During the thirty-nine weeks ended September 28, 2004, our cash and marketable securities on hand decreased by $15.0 million to $122.0 million from the December 30, 2003 balance. This decline was primarily attributable to purchases of property, equipment and treasury stock, offset by cash flows from operations and proceeds from stock option exercises. In the table above, we also present adjusted net working capital and current ratio calculations that include all marketable securities classified as either current or noncurrent assets. We believe these adjusted calculations provide investors with useful information regarding our overall liquidity position because all marketable securities are readily available to meet our liquidity requirements. We continue to target a weighted average maturity for our marketable securities investment portfolio between one and two years. Accordingly, a substantial portion of our investments is classified as noncurrent assets, but remain available for our liquidity requirements.

As of October 20, 2004, there were no borrowings outstanding under the Company’s $35 million revolving credit and term loan facility (the “Credit Facility”). $14.3 million of the Credit Facility has been reserved to support standby letters of credit for our self-insurance programs. Borrowings under the Credit Facility will bear interest at variable rates based, at our option, on either the prime rate of interest, the lending institution’s cost of funds rate plus 0.75% or the applicable LIBOR rate plus 0.75%. The Credit Facility expires on December 30, 2005. On that date, a maximum of $35 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates. The Credit Facility is not collateralized and requires us to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of our operations, with which we are currently in compliance.

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

For fiscal 2004, we currently estimate our capital expenditure requirement to range between $130-$140 million, net of agreed-upon landlord construction contributions and excluding $13-$14 million of expected noncapitalizable preopening costs for new restaurants. This estimate contemplates $95-$98 million for as many as 16 new restaurants to be opened during fiscal 2004 and includes an estimate for construction-in-progress disbursements for anticipated fiscal 2005 openings. The estimated capital expenditures also reflect the fact that two of our planned 16 restaurant openings for fiscal 2004 do not have any landlord construction contributions. Not every potential location that we seek to develop into a restaurant may have landlord construction contributions available, and we would therefore not expect to incur a contingent rent obligation on such locations. Expected capital expenditures for fiscal 2004 also include approximately $10-$11 million for maintenance and capacity addition expenditures to our existing restaurants; and $5-$6 million for potential bakery capacity additions.

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

We currently plan to open as many as 18 full service restaurants during fiscal 2005 and are in the process of finalizing our required capital expenditure outlays to achieve that growth objective. Based on our current expansion objectives and opportunities, we currently believe that our cash and short-term investments on hand, coupled with expected cash provided by operations, available borrowings under our Credit Facility and expected landlord construction contributions should be sufficient to finance our planned capital expenditures and other operating activities through fiscal 2005. We may seek additional funds to finance our growth in the future. However, there can be no assurance that such funds will be available when needed or be available on terms acceptable to us.

During fiscal 2004, our Board of Directors increased the share repurchase authorization to 4,000,000 shares from 1,687,500 shares. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. Under this authorization, we have repurchased 1,300,645 shares at a total cost of approximately $26.5 million through October 20, 2004.

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

We are exposed to market risk from changes in interest rates on funded debt. This exposure relates to our $35 million revolving credit and term loan facility (the “Credit Facility”). There were no borrowings outstanding under the Credit Facility during the third quarter of 2004. Borrowings under the Credit Facility bear interest at variable rates based on either the prime rate of interest, the lending institution’s cost of funds plus 0.75% or LIBOR plus 0.75%. A hypothetical 1% interest rate change would not have any current impact on our results of operations.

A change in market prices also exposes us to market risk related to our investments in marketable securities. As of September 28, 2004, we held $115.5 million in marketable securities. A hypothetical 10% decline in the market value of those securities would result in a $11.6 million unrealized loss and a corresponding decline in their fair value. This hypothetical decline would not affect our cash flows until the securities were disposed of.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 28, 2004, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 28, 2004.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 28, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following risk factors may affect our operating results and the environment within which we conduct our business. If our projections and estimates regarding these factors differ materially from what actually occurs, our actual results could vary significantly from any results expressed or implied by forward-looking statements. These risk factors include, but are not limited to, changes in general economic, demographic, geopolitical or public safety conditions which affect consumer behavior and spending for restaurant dining occasions, including the ongoing ramifications of the September 11, 2001 terrorist attacks and the governmental response thereto, including the continuing armed conflict in Iraq or in other countries; changes in consumer eating habits as a result of new information regarding diet, nutrition and health that could impact demand for our menu and bakery product offerings; increasing competition in the upscale casual dining segment of the restaurant industry; adverse weather conditions which can result in the temporary closure of one or more restaurants, negatively impacting customer traffic at the Company’s restaurants in general, or cause the temporary underutilization of outdoor patio seating available at most of the Company’s restaurants; various factors which increase the cost to develop and/or affect the number and timing of the openings of new restaurants, including factors under the influence and control of government agencies, landlords, construction contractors and others; fluctuations in the availability and/or cost of raw materials, management and hourly labor, energy or other resources necessary to successfully operate the Company’s restaurants and bakery production facility; the Company’s ability to raise prices sufficiently to offset cost increases, including increased costs for food commodities, minimum wages, employee benefits and insurance arrangements; the success of strategic and operating initiatives, including new restaurant concepts and new bakery product lines; depth of management; adverse publicity about the Company, its restaurants or bakery products resulting from a number of risks that are common to restaurant and bakery businesses; the Company’s current dependence on a single bakery production facility; the Company’s ability to obtain and retain large-account customers for its bakery operations; changes in timing and/or scope of the purchasing plans of large-account bakery customers which can cause fluctuations in bakery sales and the Company’s consolidated operating results; our inability to enter into long-term contracts with large-account bakery customers, who may discontinue purchasing our products without advance notice at any time for any reason; the rate of growth of general and administrative expenses associated with building a strengthened corporate and field supervision infrastructure to support the Company’s growing operations; relations between the Company and its employees; legal claims and litigation against the Company; the availability, amount, type, and cost of capital for the Company and the deployment of such capital, including the amounts of planned capital expenditures; changes in, or any failure to comply with, governmental regulations; the amount of, and any changes to, tax rates and the success of various initiatives to minimize taxes; changes in accounting standards promulgated by the Financial Accounting Standards Board, the Public Company Accounting Oversight Board, the SEC, and the American Institute of Certified Public Accountants that could impact our reported financial results; and other risks and uncertainties referenced in this Form 10-Q or our Annual Report on Form 10-K for the fiscal year ended December 30, 2003.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various legal proceedings that are discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2003.

In December 2002, two former hourly restaurant employees in California filed a lawsuit in the Superior Court in Orange County, California against the Company alleging violations of California labor laws with respect to providing meal and rest breaks. In October 2003, an hourly restaurant employee in California filed a lawsuit in Superior Court in Orange County, California against the Company alleging violations of California labor laws with respect to the providing of meal and rest breaks and improper deductions, among other claims. In May 2003, an hourly restaurant employee filed a lawsuit alleging similar violations in Superior Court in  Los Angeles County, California. A motion filed by plaintiffs’ attorneys to consolidate these cases is currently pending. The lawsuits sought unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. Discovery is currently continuing in these matters. Several former and current employees also filed individual wage and hour claims, based upon alleged failures to provide meal and rest breaks to our hourly employees, directly with various offices of the California Department of Labor Standards Enforcement, which claims have been referred to the California Labor Commissioner. The Company has engaged in a series of mediation discussions with plaintiffs’ attorneys in September and October of this year. While the Company continues to vigorously defend its position in all of these matters, it has accrued $4.5 million based on an estimate of the ultimate costs, expenses and fees which may be incurred in connection with these matters. Revisions to this estimate may be made in the future and will be reported in the periods in which additional information is known.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information regarding the Company’s purchase, during the quarterly period ended September 28, 2004, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 30 – August 3, 2004	—	—	—	2,748,400
August 4 –31, 2004	51,545	$38.80	51,545	2,696,855
September 1 – 28, 2004	—	—	—	2,696,855

Total	51,545	$38.80	51,545

(1)	In February 1998, our Board of Directors authorized the repurchase of up to 1,687,500 shares of our common stock. The repurchase program does not have an expiration date. In August 2004, our Board of Directors increased the repurchase authorization to 4,000,000 shares of our common stock.

Item 6. Exhibits

Exhibit 10.1	Written Description of Director Fees

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1	Form of Stock Option Agreement for Non-Employee Directors

Exhibit 99.2	Form of Stock Option Agreement for Executive Officers

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHEESECAKE FACTORY INCORPORATED

Date: October 20, 2004

By:	/s/ DAVID OVERTON

David Overton Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ MICHAEL J. DIXON

Michael J. Dixon Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

10.1	Written Description of Director Fees

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Stock Option Agreement for Non-Employee Directors

99.2	Form of Stock Option Agreement for Executive Officers