Form 10-K
period 2004-12-28
CHEESECAKE FACTORY INCORPORATED
filed 2005-04-04
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20574

THE CHEESECAKE FACTORY INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Delaware	51-0340466
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

26950 Agoura Road Calabasas Hills, California	91301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (818) 871-3000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
Preferred Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the Registrant is an accelerated filer (as determined in Rule 12b-2 of the Exchange Act). Yes   ☒   No   ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the last business day of the second fiscal quarter, June 29, 2004, was $1,940,146,982 (based on the last reported sales on the Nasdaq Stock Market on that date).  As of April 1, 2005, 78,096,591 shares of the Registrant’s Common Stock, $.01 par value per share, were outstanding.

Documents Incorporated by Reference

Part III of this Form 10-K incorporates by reference information from the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on May 24, 2005.

PART I

ITEM 1:	BUSINESS

Restatement of Financial Statements

          We have restated the Consolidated Balance Sheet at December 30, 2003 and the Consolidated Statements of Income, Stockholders’ Equity and Cash Flows for the years ended December 30, 2003 and December 31, 2002 in this Annual Report on Form 10-K (see Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this report).  We have also restated the quarterly financial information for fiscal 2003 and the first three quarters of fiscal 2004 (see Note 15 to Notes to Consolidated Financial Statements in Item 8 of this report).  The impact of the restatements on periods prior to 2002 has been reflected as an adjustment to retained earnings as of January 1, 2002 in the accompanying Consolidated Statement of Stockholders’ Equity.  We have also restated the applicable financial information for fiscal 2000, 2001, 2002 and 2003 in Item 6 of this report.  The restatement corrects our historical accounting for operating leases and the treatment of leasehold improvements and landlord construction allowances related to these operating leases.  The restatement adjustments had no impact on revenues, comparable store sales, or net cash flows of the Company.

          We did not amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement since none of the differences in the prior years’ financial statements are considered by management to be material.  However, we determined the cumulative adjustment for the above corrections to be significant to the 2004 fourth quarter results and, therefore, restated the prior quarterly and annual information included in this Annual Report on Form 10-K.  Accordingly, readers of the financial statements should read the restated information in this Annual Report on Form 10-K as opposed to the previously filed information.  Throughout this Form 10-K, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

General

          As of April 1, 2005, The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we”, “us” and “our”) operated 92 upscale, full-service, casual dining restaurants under The Cheesecake Factory® mark in 26 states and the District of Columbia.  We also operated five upscale full-service casual dining restaurants under the Grand Lux Cafe® mark in Houston, Texas; Dallas, Texas; Chicago, Illinois; Los Angeles, California and Las Vegas, Nevada; and one self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark inside the DisneyQuest® family entertainment center in Orlando, Florida.  We also operated a bakery production facility in Calabasas Hills, California that produces baked desserts and other products for our restaurants and for other foodservice operators, retailers and distributors.  We also licensed three bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.  When referred to herein, the term “restaurants” includes both The Cheesecake Factory and Grand Lux Cafe full-service restaurant concepts, unless otherwise noted, and excludes the one “express” location, the three licensed bakery cafes and the bakery production facility, unless otherwise noted.

          Our Cheesecake Factory restaurants offer approximately 200 menu items including appetizers, pizza, seafood, steaks, chicken, burgers, pasta, specialty items, salads, sandwiches, omelets and desserts, including approximately 40 varieties of cheesecake and other baked desserts (See “The Cheesecake Factory Restaurant Concept and Menu”).  Grand Lux Cafe is an upscale, casual dining concept that we created and are evaluating for future expansion (see “The Grand Lux Cafe Restaurant Concept and Menu”).  In contrast to many chain restaurant operations, substantially all of our menu items (except desserts manufactured at our bakery production facility) are prepared on the restaurant premises using high quality, fresh ingredients based on innovative and proprietary recipes.  We believe our restaurants are recognized by consumers for offering exceptional value with generous food portions at moderate prices.  Our restaurants possess a distinctive, contemporary design and decor that creates a high-energy ambiance in a casual setting.  Our restaurants currently range in size from 5,400 to 20,500 interior square feet, provide full liquor service and are generally open seven days a week for lunch and dinner, as well as Sunday brunch.  Total restaurant sales represented 94.5%, 94.5% and 92.5% of our total revenues for fiscal 2004, 2003 and 2002, respectively.

          We believe that our ability to select suitable locations and operate successful restaurants, coupled with the continuing popularity of our restaurant concepts with consumers, is reflected in our average food and beverage sales per restaurant which we believe are among the highest of any publicly-held restaurant company.  Average sales per restaurant open for the full year were approximately $11.1 million, $10.8 million and $10.9 million for fiscal 2004, 2003 and 2002, respectively.  Since each of our restaurants has a customized layout and differs in size, another way that we measure sales productivity is by average sales per productive square foot.  Average sales per productive square foot (defined as interior plus seasonally-adjusted patio square feet) for restaurants open for the full year were approximately $976 for fiscal 2004, $971 for fiscal 2003 and $1,000 for fiscal 2002.  Average sales per operating week for restaurants open for the full year were $213,900, $208,100 and $210,400 for fiscal 2004, 2003 and 2002, respectively.  Our average sales metrics for a given fiscal year can be impacted by a number of factors, including the average size of restaurants open during the year.  The estimated average productive square feet for restaurants open the full year were 12,500, 12,300 and 12,000 for fiscal 2004, 2003 and 2002, respectively. Generally, our smaller restaurants are slightly more productive than our larger restaurants on a per square foot basis.

          We believe that the viability of The Cheesecake Factory concept has been successfully demonstrated in a variety of site layouts, trade areas and markets across the United States.  Accordingly, we intend to continue developing Cheesecake Factory restaurants in high profile locations within densely populated areas in both existing and new markets.  In addition to expanding The Cheesecake Factory concept, we plan to selectively pursue other opportunities to leverage the competitive strengths of our restaurant and bakery operations, which may include new restaurant concepts such as Grand Lux Cafe or other restaurant concepts and new bakery product lines and distribution channels.  In order to facilitate our expansion strategy, we plan to continue building our operating and corporate support infrastructure to focus on achieving optimal leverage and efficiencies in all of our operations.

          During fiscal 2004, we opened 14 restaurants under The Cheesecake Factory mark and two restaurants under the Grand Lux Cafe mark.  We currently plan to open as many as 18 full-service restaurants during 2005, consisting of approximately fifteen Cheesecake Factory locations and as many as two to three Grand Lux Cafe locations.  Five new Cheesecake Factory locations have opened as of April 1, 2005.  As in past years, most of our potential restaurant openings for fiscal 2005 will likely occur during the second half of the year.  Based on information available as of April 1, 2005, we currently expect to open as many as one, three and nine new restaurants during the second, third and fourth quarters of fiscal 2005, respectively.  However, it is difficult for us to precisely predict the timing of our new restaurant openings due to many factors that are outside of our control.  See “New Restaurant Site Selection and Development.”  In addition to the five restaurants that have already opened during fiscal 2005, six leases and several letters of intent have been signed for potential restaurant openings during fiscal 2005 and 2006.

          Our business operations originated in 1972 when Oscar and Evelyn Overton founded a small bakery in the Los Angeles area.  Their son, David Overton, led the creation and opening of the first Cheesecake Factory restaurant in Beverly Hills, California in 1978.  Although our restaurant operations have grown substantially during recent years, we remain in the business of creating and marketing branded and private-label bakery products to other foodservice operators, retailers and distributors (“bakery sales”) in order to leverage our brand identity with consumers and to take advantage of excess bakery production capacity.  Bakery sales represented 5.5%, 5.5% and 7.5% of our total revenues for fiscal 2004, 2003 and 2002, respectively.

          In February 1992, our Company was incorporated in Delaware to succeed the restaurant and bakery businesses of its predecessors operating under The Cheesecake Factory mark.  Our initial public offering of common stock was completed in September 1992.  Follow-on public offerings were completed in January 1994 and November 1997.  Our executive offices are located at 26950 Agoura Road, Calabasas Hills, California 91301, and our telephone number is (818) 871-3000.

          The Company maintains a website at www.thecheesecakefactory.com.  We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Restaurant Competitive Positioning

          Following are the key elements of our restaurant competitive positioning:

          Extensive, Creative and Contemporary Menu and Bakery Product Offerings.  Our restaurants offer a wide variety of items, including appetizers, pizza, seafood, steaks, chicken, burgers, pasta, specialty items, salads, sandwiches, omelets and desserts.  Our menus are generally updated twice each year to respond to changing consumer dining preferences and trends.  Our bakery production facility produces over 50 varieties of quality cheesecake and other baked desserts, of which approximately 40 varieties are offered at any one time in Cheesecake Factory restaurants.

          High Quality Products.  Substantially all menu items (except the desserts manufactured at the Company’s bakery production facility) are prepared daily on the restaurant premises using high quality, fresh ingredients based on innovative and proprietary recipes.  We use high quality dairy and other raw ingredients in our bakery products.

          Exceptional Value.  We believe our restaurants are recognized by consumers for offering exceptional value with generous food portions at moderate price points.  The estimated average check per Cheesecake Factory restaurant guest, including beverages and desserts, was approximately $16.60, $16.09 and $15.78 for fiscal 2004, 2003 and 2002, respectively.

          Commitment to Excellent Service and Hospitality.  Our goal is to consistently exceed the expectations of every restaurant guest in all facets of the dining experience.  We believe that our restaurant-level employee recruitment, selection, training and incentive programs allow us to attract and retain qualified employees who are motivated to provide consistent excellence in guest hospitality.

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

The Cheesecake Factory Restaurant Concept and Menu

          The Cheesecake Factory restaurant concept strives to provide a distinctive, high quality dining experience at moderate prices by offering an extensive, creative and evolving menu in an upscale, high-energy casual setting with efficient, attentive and friendly service.  As a result, our Cheesecake Factory restaurants appeal to a diverse customer base.  The Cheesecake Factory’s extensive menu enables us to compete for substantially all dining preferences and occasions, including not only lunch and dinner, but also the mid-afternoon and late-night dayparts, which are traditionally weaker dayparts for most casual dining restaurant operations.  Cheesecake Factory restaurants are not open for breakfast, but do offer Sunday brunch.  All of our restaurants are open seven days a week.  All items on the menu, including approximately 40 varieties of cheesecake and other quality baked desserts, may be purchased for off-premise consumption, which we believe represents approximately 7-8% of our current restaurant sales.

          Our menu currently consists of approximately 19 pages and features approximately 200 items including appetizers, pizza, seafood, steaks, chicken, burgers, specialty items, pastas, salads, sandwiches, omelets and desserts, including approximately 40 varieties of cheesecake and other baked desserts.  Examples of menu offerings include Tex-Mex Eggrolls, Roadside Sliders, Crusted Chicken Romano, Shrimp Scampi, Cajun Jambalaya Pasta, Santa Fe Salad, Orange Chicken and Steak Diane.  Menu items (except those desserts manufactured at our bakery production facility) are prepared daily on the restaurant premises with high quality, fresh ingredients using innovative and proprietary recipes.  We consider the extensive selection of items on our menu to be an important factor in the differentiation of our restaurants from our competitors.  In the majority of our Cheesecake Factory restaurants, menu entrees range in price from $7.95 to $26.95.  Appetizers range in price from $4.50 to $10.95, and desserts range from $3.95 to $7.50.

          One of our competitive strengths is the ability to anticipate consumer dining and taste preferences and adapt our menu to the latest trends in food consumption.  We create new menu items to keep pace with changing consumer tastes and preferences and regularly update our ingredients and cooking methods to improve the quality and consistency of our food offerings.  Generally every six months, we review the appeal and pricing of all of our menu items and typically update or replace as many as five to fifteen of the items.  All new menu items are tested and selected based on uniqueness, estimated sales popularity, preparation technique and profitability.

          Our ability to create, promote and attractively display our unique line of baked desserts is also important to the competitive positioning and financial success of our restaurants.  We believe that our brand identity and reputation for offering high quality desserts results in a higher percentage of dessert sales relative to that of most chain restaurant operators.  Dessert sales represented approximately 15% of total Cheesecake Factory restaurant sales for fiscal 2004, 2003 and 2002.

          Each restaurant maintains a full-service bar where appetizers or the full menu may also be purchased.  The sale of alcoholic beverages represented approximately 13% of total Cheesecake Factory restaurant sales for fiscal 2004, 2003 and 2002.  We believe the majority of our alcoholic beverage sales occur with meal purchases.

          We place significant emphasis on the unique interior design and decor of our restaurants, which results in a higher investment per square foot of restaurant space than is typical for the restaurant industry.  However, each of our restaurants has historically generated annual sales per square foot that is also typically higher than other competitors in the industry.  We believe that our stylish restaurant design and decor package contributes to the distinctive dining experience enjoyed by our guests.  Each restaurant features large, open dining areas and a contemporary kitchen design featuring exhibition cooking.  Six restaurants offer banquet facilities.  Approximately three-fourths of our restaurants offer outdoor patio seating (weather permitting), and three of our restaurants overlook waterfronts which complement the overall dining experience.  Approximately 18% of our total estimated productive seating capacity is located on outdoor patios, which can be subject to underutilization from time to time due to adverse or unseasonable weather conditions.  The table and seating layouts of our restaurants are flexible, permitting tables and seats to be easily rearranged to accommodate large groups or parties, thus permitting more effective utilization of seating capacity.

The Grand Lux Cafe Restaurant Concept and Menu

          In May 1999, we opened our first Grand Lux Cafe at the Venetian Resort-Hotel-Casino in Las Vegas, Nevada.  Grand Lux Cafe is an upscale, casual dining concept that offers unique American and international cuisine selections in an elegant but relaxed atmosphere.  The menu at Grand Lux Cafe offers approximately 150 menu items including appetizers, pasta, seafood, steaks, chicken, burgers, salads, specialty items and made-to-order desserts.  Examples of specialty menu offerings include Chicken Venetian, Seared Rare Ahi Tuna Salad and Miso Glazed Salmon.  Menu entrees currently range in price from $7.95 to $29.95.  Appetizers range in price from $4.95 to $11.95 and desserts range from $5.95 to $7.50.  A full-service bar and bakery are also included in the concept.  Our location in the Venetian Resort-Hotel-Casino is open 24 hours a day and also serves a breakfast menu with items priced from $2.25 to $16.95.  Based upon the initial success of the concept in Las Vegas, we have opened additional Grand Lux Cafes in Los Angeles, Chicago, Dallas and Houston.  The estimated average check per restaurant guest at our Grand Lux Cafe locations outside of Las Vegas was approximately $17.45 during fiscal 2004.

          Comparable sales for our Las Vegas, Los Angeles and Chicago Grand Lux Cafe locations increased approximately 12% during fiscal 2004.  We continue to refine Grand Lux Cafe’s menu and operations in order to prepare the concept for future growth.  We currently plan to open as many as two to three additional Grand Lux Cafes during fiscal 2005.  While we are optimistic that Grand Lux Cafe has the opportunity to become a profitable second growth vehicle for our restaurant operations, there are inherent risks with expanding any new restaurant concept that has not yet proven its long-term financial viability.  These risks include, but are not limited to, consumer acceptance, recruiting and training qualified staff members and achieving an acceptable return on investment.

Existing Restaurant Locations

          As of April 1, 2005, we operated 92 full-service restaurants under The Cheesecake Factory mark in 26 states and the District of Columbia.  We also operated five Grand Lux Cafe restaurants and one self-service, limited menu “express” operation at DisneyQuest® in Orlando under The Cheesecake Factory Express mark.  Additionally, we licensed three bakery cafes under The Cheesecake Factory Bakery Cafe mark to another foodservice operator.  The following table sets forth information with respect to our Company-operated full-service restaurant locations as of April 1, 2005:

Existing Company-Operated Full-Service Restaurant Locations by State

State	The Cheesecake Factory	Grand Lux Cafe	Total

Alabama	1		1
Arizona	4		4
California	22	1	23
Colorado	3		3
District of Columbia	1		1
Florida	12		12
Georgia	3		3
Hawaii	1		1
Illinois	4	1	5
Indiana	1		1
Iowa	1		1
Kansas	1		1
Maryland	2		2
Massachusetts	3		3
Minnesota	1		1
Missouri	2		2
Nevada	2	1	3
New Jersey	3		3
New York	3		3
North Carolina	2		2
Ohio	3		3
Pennsylvania	2		2
Rhode Island	1		1
Texas	7	2	9
Virginia	4		4
Washington	2		2
Wisconsin	1		1

Total	92	5	97

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

          Historically, our new restaurant development model has more closely resembled that of a retail business that occupies leased space in shopping malls, office complexes, strip centers, entertainment centers and other real estate developments (the “retail lease” development model).  While we expect the retail lease development model to continue as our principal development approach, we also expect to open more freestanding restaurants.  We generally lease our restaurant locations for primary periods of 15 to 20 years.  Our rent structures vary from lease to lease, but generally provide for the payment of both minimum base rent and contingent (percentage) rent based on restaurant sales.  We are also responsible for our proportionate share of common area maintenance (CAM), insurance, property tax and other occupancy-related expenses under our leases.  Many of our leases provide for maximum allowable annual percentage or fixed dollar increases in CAM and insurance expenses to enable us to better predict and control future variable lease costs.  Our sales volumes generally have been in excess of the threshold for percentage rent payments at substantially all of our restaurant locations that are subject to leases with percentage rent payment provisions.  We expend cash for leasehold improvements and furnishings, fixtures and equipment to build out our leased premises.  We may also expend cash for structural additions that we make to leased premises that will be reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in our leases.  If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof.  However, there can be no assurance that such contributions will be available for every potential location that we seek to develop into a new restaurant.  We are also developing freestanding restaurant locations using both ground leases and built-to-suit leases, which are commonly used to finance freestanding locations in the restaurant industry.  We own substantially all of the equipment in our restaurants and currently plan to do so in the future.

          We believe the relatively high and consistent sales productivity of our restaurants provides opportunities to obtain suitable leasing terms from landlords.  Due to the uniquely flexible and customized nature of our restaurant operations and the complex design, construction and preopening processes for each new location, our lease negotiation and restaurant development timeframes vary.  The development and opening process generally ranges from six to eighteen months after lease signing, depending largely on the availability of the leased space we intend to occupy, and can be subject to delays outside of our control.  The number and timing of new restaurants actually opened during any given period, and their associated contribution to operating week growth for the period, will depend on a number of factors including, but not limited to, the identification and availability of suitable locations and leases; the availability of suitable financing to us and our landlords; the timing of the delivery of the leased premises to us from our landlords so that we can commence our build-out construction activities; the ability of our landlords and us to timely obtain all necessary governmental licenses and permits to construct and operate our restaurants; any labor shortages or disputes experienced by our landlords or our outside contractors; any unforeseen engineering or environmental problems with the leased premises; weather conditions that interfere with the construction process; our ability to successfully manage the design, construction and preopening processes for each restaurant; the availability of suitable restaurant management and hourly employees; and general economic conditions.  While we attempt to manage those factors within our control, we have experienced unforeseen delays in restaurant openings from time to time in the past and could experience such delays in the future.  Most other chain restaurant operations have a greater ability to predict the timing of their new openings as a result of their ability to acquire and control the underlying real estate for their locations and/or they have smaller, more standardized restaurant layouts that are less difficult and time consuming to construct and open when compared to our larger, more upscale and highly customized leased locations.

New Restaurant Sales and Investment Characteristics

          Since each of our restaurants has a customized layout and differs in size, we believe an effective method to measure the unit economics of our concepts is by square foot.  Average sales per productive square foot for our restaurants open during the entire period were approximately $976 for fiscal 2004, $971 for fiscal 2003 and $1,000 for fiscal 2002.  Our average sales per productive square foot for a given fiscal year can be impacted by a number of factors, including the average size of restaurants open during that year.  Generally, our smaller restaurants are slightly more productive than our larger restaurants on a per square foot basis.  The estimated average productive square feet for restaurants open the full year were 12,500, 12,300 and 12,000 for fiscal 2004, 2003 and 2002, respectively.

          We currently lease space for each of our restaurants and are required to expend cash for leasehold improvements and furnishings, fixtures and equipment to build out the leased spaces which is targeted, on average, from $500 to $550 per square foot for Cheesecake Factory restaurants (excluding preopening costs).  The construction costs to build out our leased spaces vary geographically.  Additionally, our investment cost per square foot will also vary from restaurant to restaurant, depending on the complexity of our build-out of the leased space.  We typically seek to obtain construction contributions from our landlords for structural additions that we make to the leased premises.  If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof.  Such contributions vary from lease to lease, depending on the scope of construction activities and other factors.  While we have been generally successful in obtaining landlord construction contributions in the past, there can be no assurance that such construction contributions will be available in similar amounts, if at all, for every potential location we seek to develop into a new restaurant.  In addition, we may also seek lease arrangements that do not include construction contributions from our landlords in exchange for lower or zero percentage rent.  However, there can be no assurance that such lease arrangements will be available for any potential locations we seek to develop into a new restaurant.

          On average, we target between a 2.0 and 2.5 to 1 sales-to-net cash investment ratio and an approximate 50% net cash-on-cash return for Cheesecake Factory restaurant locations when they reach their mature run-rate levels of sales and profitability.  Maturation periods vary from restaurant to restaurant, but generally range from two to five years.  The initial ROI performance targets for new concepts such as Grand Lux Cafe will typically be lower than the average for an established, highly productive concept such as The Cheesecake Factory, since the first few locations for new concepts are typically in a refinement stage for a period of time.  These cash-based performance targets for the Company’s restaurant operations do not consider field supervision and corporate support expenses; exclude non-cash items such as depreciation expense; exclude income taxes and do not represent a targeted return on an investment in the Company’s common stock.  If we select a potential restaurant location for acquisition and development, the actual performance of the location may differ from its originally targeted performance.  There can be no assurance that any new restaurant opened will have similar operating results to those of established restaurants.

          It is common in the restaurant industry for new locations to initially open with sales volumes well in excess of their sustainable run-rate levels.  This initial “honeymoon” effect usually results from grand opening publicity, promotional and other consumer awareness activities that generate abnormally high customer traffic, particularly in new markets for our concepts.  During the several months following the opening of new restaurants, customer traffic will generally settle into its normal pattern, thus resulting in sales volumes that gradually adjust downward to their expected sustained run-rate level.  Many Cheesecake Factory restaurant openings have experienced a “honeymoon” sales period where sales may initially be 20% to 40% higher than their expected run-rate level.  Additionally, our new restaurants usually require a 90-120 day period after opening to reach their targeted restaurant-level operating margin due to cost of sales and labor inefficiencies commonly associated with new, complex casual dining restaurants.  As a result, a significant number of restaurant openings in any single fiscal quarter, accompanied with their associated preopening costs, could have a significant impact on our consolidated results of operations for that fiscal quarter.  Therefore, our results of operations for any single fiscal quarter are not necessarily indicative of the results to be expected for any other fiscal quarter nor for a full fiscal year.

Preopening Costs for New Restaurants

          Preopening costs include incremental out-of-pocket costs that are directly related to the openings of new restaurants and are not otherwise capitalizable.  As a result of the highly customized and operationally complex nature of our upscale, high volume concepts, the preopening process for our new restaurants is more extensive, time consuming and costly relative to that of most chain restaurant operations.  The preopening cost for one of our restaurants usually includes costs to relocate and compensate an average of 11-12 restaurant management employees prior to opening; costs to recruit and train an average of 200-250 hourly restaurant employees; wages, travel and lodging costs for our opening training team and other support employees; costs for practice service activities; and straight-line minimum base rent during the in-restaurant training period.  Preopening costs will vary from location to location depending on a number of factors, including the proximity of our existing restaurants; the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel and lodging for different metropolitan areas; and the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurants, which may also be dependent upon our landlords obtaining their licenses and permits, as well as completing their construction activities, for the properties that our leased premises are located within.

          Our direct preopening cost for an 11,000 square foot, single-story Cheesecake Factory restaurant in an established market averages approximately $775,000.  There will also be other preopening costs allocated to each restaurant opening, including costs for corporate travel and support activities.  Preopening costs will usually be higher for larger restaurants, our initial entry into new markets and for new concepts such as Grand Lux Cafe.  During fiscal 2005, we plan to open as many as two to three Grand Lux Cafe restaurants that could experience direct preopening costs of approximately $825,000 each.  We usually incur the most significant portion of preopening costs for a typical restaurant opening within the two-month period immediately preceding and the month of the restaurant’s opening.  Preopening costs will fluctuate from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant, and the fluctuations could be significant.  We expense preopening costs as incurred.  Based on our current growth objectives for fiscal 2005 and 2006, preopening costs for each of those years will likely exceed the respective amount of preopening costs for the applicable prior year, due to the increased number of new restaurants planned to be opened in those fiscal years compared to the applicable prior year.

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

          We currently expect to open as many as 18 new restaurants during fiscal 2005, of which five have already opened as of April 1, 2005.  As in past years, most of our potential restaurant openings for fiscal 2005 will likely occur during the second half of the year.  Based on information available as of April 1, 2005, we currently expect to open as many as one, three and nine new restaurants during the second, third and fourth quarters of fiscal 2005, respectively.  However, it is difficult for us to precisely predict the timing of our new restaurant openings due to many factors that are outside of our control.  See “New Restaurant Site Selection and Development”.  In addition to the five restaurants that have opened during 2005 as of April 1, 2005, six leases and several letters of intent have been signed as of April 1, 2005 for potential restaurant openings during fiscal 2005 and 2006.  The following table sets forth information with respect to future restaurant locations under development as of April 1, 2005 for which leases have been signed:

Future Restaurants with Signed Leases

Palm Beach Gardens, Florida	Henderson, Nevada
Louisville, Kentucky	Westlake, Ohio
Burlington, Massachusetts	Nashville, Tennessee

          We are currently negotiating additional leases for potential future locations that could open during fiscal 2005 and 2006.  From time to time, we will evaluate opportunities to acquire and convert other restaurant locations to The Cheesecake Factory and Grand Lux Cafe concepts.  However, we currently have no binding commitments (other than the signed leases set forth in the table above) or agreements to acquire or convert any other restaurant locations to our concepts.

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

          We developed a bakery cafe format during fiscal 1997 to extend The Cheesecake Factory brand and provide a potential additional source of operating leverage for our bakery production facility.  As of April 1, 2005, there were three licensed bakery cafe outlets in operation that range in size from 250 to 2,000 square feet and feature many of our unique desserts and a limited selection of beverages, sandwiches and salads in a self-service format.  The first bakery cafe opened in July 1997 in the Ontario Mills shopping mall complex near Los Angeles, followed by the opening of two kiosk-type outlets in August 1997 located in the Ronald Reagan National Airport in Arlington County, Virginia.  A third licensed bakery cafe opened at the MacArthur Center in Norfolk, Virginia in August 1999.  All bakery cafes are currently operated by HMSHost, formerly known as Host Marriott Services Corporation, under licensing agreements with us.  The Cheesecake Factory Express is currently the exclusive foodservice operator for the DisneyQuest® family entertainment center located in Orlando, Florida.  DisneyQuest® features innovative, interactive technologies together with Disney characters to create an entertainment adventure for families and guests of all ages.  Our Company-operated foodservice operation in DisneyQuest® consists of a limited selection of The Cheesecake Factory’s quality menu items and desserts in a self-service format.  We have no current plans to develop and operate any additional bakery cafe or express operations, as we are currently focused on expanding our full-service restaurant concepts.

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

          Our future growth and financial success will be highly dependent upon our ability to attract, develop and retain qualified employees who are capable of successfully managing upscale, high volume casual dining restaurants and consistently executing our extensive and complex menu.  The availability and retention of qualified restaurant management employees continues to be a significant industry-wide challenge facing restaurant operators.  To enable us to more effectively compete for and retain the highest quality restaurant management personnel available, we maintain an innovative and comprehensive compensation program for our restaurant general managers and executive kitchen managers.  Each participant in the program receives a competitive base salary and has the opportunity to earn an annual cash bonus (calculated and paid quarterly) based on the performance of his or her restaurant.  Participating restaurant general managers also are eligible to utilize a company-leased vehicle, for which all non-business use thereof is valued and added to the participants’ taxable income pursuant to income tax regulations.  A longer-term wealth-building program, currently based on Company stock options, is also available to participating restaurant general managers and executive kitchen managers that is dependent upon the participants’ extended service with us in their respective positions (at least five years) and their achievement of certain agreed-upon performance objectives during that five-year period.  Additionally, all other qualified salaried restaurant management employees are eligible to receive annual performance-based Company stock option grants, based on their compensation and tenure with the Company and our consolidated results of operations.

          Our restaurant general managers are responsible for selecting and training the hourly employees for their respective restaurants.  Restaurant general managers report to area directors of operations, who typically supervise the operations of six to seven restaurants depending upon geographical and management experience factors.  In turn, each area director of operations currently reports to one of four regional vice presidents of restaurant operations.  Our restaurant field supervision organization also includes an executive vice president for kitchen operations, area kitchen operations managers and performance development (training) professionals who are responsible for managing new restaurant openings and training for all operational employees.  As we open new restaurants, our field supervision and performance development staffs will also expand appropriately.

          We maintain financial and accounting controls in our restaurants through the use of a sophisticated point-of-sale (POS) cash register system and personal computer network in each restaurant that interfaces with the computer network in the corporate office using a frame relay communication system.  We also utilize an automated front desk management system that affords us the opportunity to better optimize our seating capacity and increase our speed of operations.  The POS system is also utilized to authorize and transmit credit card sales transactions.  The POS system and personal computer network provide our restaurant management with daily and weekly information regarding sales, cash receipts, inventory, food and beverage costs, labor costs and other controllable operating expenses.  Each restaurant also has an onsite accounting technician who assists in the accumulation and processing of accounting and other administrative information.  Field supervision employees also make extensive use of laptop computers that interface with the restaurant and corporate computer networks and handheld wireless devices to insure prompt communication.  We prepare a detailed monthly operating budget for each restaurant and compare our actual results to the budget.  We also measure the productivity and efficiency of our restaurant operations using a variety of statistical indicators such as daily table turns, guests served per labor hour worked, operating costs incurred per guest served and other activity measures.

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

          The commissary role of our bakery operations is to produce innovative, high quality cheesecakes and other baked desserts for sale at our restaurants.  Dessert sales represented approximately 15% of our total restaurant sales for fiscal 2004, 2003 and 2002 and are important to restaurant-level profitability.  We also market some of our more popular cheesecakes and other baked products on a wholesale basis to other foodservice operators, retailers and distributors.  Approximately two-thirds of the bakery’s production activities are currently devoted to our outside customers, with the remaining one-third devoted to supplying our restaurants.  Cheesecakes and other items produced for outside accounts are marketed under The Cheesecake Factory® mark, The Dream Factory® mark, The Cheesecake Factory Bakery® mark and private labels.  Current large-account customers include the leading national warehouse club operators, institutional foodservice distributors, supermarkets and other restaurant and foodservice operators. Sales to warehouse clubs, which represented approximately 64%, 62% and 56% of our total outside bakery sales for fiscal 2004, 2003 and 2002, respectively, are concentrated with the two largest warehouse club operators in the United States.  Bakery products are delivered daily to our restaurants and other customers in the Southern California area by our delivery vehicles, and are shipped to all other markets in the United States by common carrier.  We also contract with an outside fulfillment company to process mail order and internet-based sales.  Frozen bakery products are also shipped to international customers.

          Our goal for fiscal 2005 is to increase our outside bakery sales by approximately 5%.  We strive to develop and maintain long-term, growing relationships with our bakery customers, based largely on our 32-year reputation for producing high quality, creative baked desserts.  However, bakery sales volumes will always be less predictable than our restaurant sales.  It is difficult to predict the timing of bakery product shipments and contribution margins on a quarterly basis.  Additionally, the purchasing plans of our large-account customers may fluctuate from quarter to quarter.  Due to the highly competitive nature of the bakery business, we are unable to enter into long-term contracts with our large-account bakery customers, who may discontinue purchasing our products without advance notice at any time for any reason.

          Our bakery production facility in Calabasas Hills, California contains approximately 60,000 square feet, of which approximately 45,000 square feet is devoted to production operations and the remainder is utilized for corporate support activities.  During fiscal 2004, the production facility operated at approximately 80% of its estimated practical capacity.  We added equipment to this facility in late 2004 to effectively increase our productive capacity by approximately 20%.  We are in the final stages of evaluation and negotiation of various alternatives to develop a second bakery facility, which will likely be located on the East Coast and which could begin initial operations during late fiscal 2005 or early fiscal 2006.  Currently, we expect to incur approximately $1,000,000 in associated preopening costs and approximately $13-$15 million in capital expenditures related to a second production facility during fiscal 2005.

Advertising and Promotion

          Our restaurants compete in the upscale, casual dining segment of the restaurant industry.  This segment is generally positioned between easily-replicated casual dining operations and expensive “fine dining” or dinnerhouse operations.  We believe our commitment to providing consistent, exceptional value to consumers in an upscale, casual dining environment continues to be the most effective approach to attracting and retaining customers.  Accordingly, we have historically relied on our high profile locations, operational excellence and “word of mouth” to attract and retain restaurant guests instead of using media advertising or discounting.  We would consider more traditional forms of media advertising if the need arose.  During fiscal 2004, our restaurant-level expenditures for advertising were less than 1% of total restaurant sales.

          We believe our commitment to deliver exceptional value to consumers has enabled our newer restaurants to benefit from the brand recognition and reputation developed by our existing restaurants.  We also attempt to build awareness and relationships with local hotel concierges.  For restaurant openings in new markets, we generally host a high profile event for a local charity as part of our preopening practice activities that also serves to introduce our concept to the market.  In new markets, we also arrange for local television and radio stations to cover our restaurant openings and thereby provide us with free publicity.  During fiscal 2001, the Company sponsored the formation of The Cheesecake Factory – Oscar and Evelyn Overton Charitable Foundation that, among its other intended activities, provides a vehicle for employee participation in qualified local community service and charitable programs.  With respect to our bakery operations, we currently maintain a full-time staff of ten sales and marketing employees and four product development employees.  Additionally, we utilize the services of professional foodservice brokers from time to time for certain bakery products and distribution channels.

Purchasing and Distribution

          We strive to obtain quality menu ingredients, raw materials and other supplies and services for our operations from reliable sources at competitive prices.  We continually research and evaluate various ingredients and products in an effort to maintain high quality and to be responsive to changing consumer tastes.  Other than for cheesecakes and other baked products, our restaurants do not utilize a central food commissary.  Substantially all menu items are prepared on each restaurant’s premises daily from scratch, using fresh ingredients.  In order to maximize purchasing efficiencies and to provide for the freshest ingredients for our menu items while obtaining the lowest possible prices for the required quality and consistency, each restaurant’s management determines the quantities of food and supplies required and orders the items from local, regional and national suppliers on terms negotiated by our purchasing staff.  Restaurant-level inventories are maintained at a minimum dollar-value level in relation to sales due to the high concentration and relatively rapid turnover of the perishable produce, poultry, meat, fish and dairy commodities that we use in our operations, coupled with limited storage space at our restaurants.

          We attempt to negotiate short-term and long-term agreements for our principal commodity, supply and equipment requirements, depending on market conditions and expected demand.  However, we are currently unable to contract for long periods of time for certain of our fresh commodities such as fish and dairy items (except for cream cheese used in our bakery operations) and, consequently, such commodities can be subject to unforeseen supply and cost fluctuations.  Dairy costs can also fluctuate due to government regulation.  We believe that all essential food and beverage products are available from several qualified suppliers in all cities in which our operations are located.  Most food and supply items are delivered daily to our restaurants by independent foodservice distributors, including the largest foodservice distributor in North America.

Seasonality and Quarterly Results

          Our business is subject to seasonal fluctuations. Historically, our highest levels of revenues and net income for our established restaurants have occurred in the second and third quarters of the fiscal year.  Approximately two-thirds of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales.  Patio seating represents approximately 18% of the total available productive seating for all restaurants open as of April 1, 2005 and can be subject to disruption from inclement weather.  Holidays, severe winter weather, hurricanes, thunderstorms and similar conditions may impact restaurant sales volumes seasonally in some of the markets where we operate.  Our bakery operations are seasonal to the extent that the fourth quarter’s sales are typically higher due to holiday business.  Additionally, bakery sales comparisons may fluctuate significantly from quarter to quarter due to the timing and size of orders from our larger bakery customers.  Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated preopening costs.  As a result of these and other factors, the Company’s financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

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

          During fiscal 2004, approximately 13% of our restaurant sales were attributable to alcoholic beverages.  Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities for licenses and permits to sell alcoholic beverages on the premises.  Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time.  The failure of a restaurant to obtain or retain its licenses would adversely affect that restaurant’s operations and profitability.  Alcoholic beverage control regulations impact many aspects of the daily operations of our restaurants, including the minimum ages of patrons and employees consuming or serving such beverages; employee alcoholic beverage training and certification requirements; hours of operation; advertising; wholesale purchasing and inventory control of such beverages; seating of minors and the service of food within our bar areas; and the storage and dispensing of alcoholic beverages.  State and local authorities in many jurisdictions routinely monitor compliance with alcoholic beverage laws.  We have not encountered any material problems relating to alcoholic beverage licenses to date.  The failure to receive or retain, or a delay in obtaining, a liquor license for a particular restaurant could adversely affect our ability to obtain such licenses elsewhere.

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

          We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations.  Various laws concerning the handling, storage, and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations.  During fiscal 2004, there were no material capital expenditures for environmental control facilities and no such expenditures are anticipated.

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

Employees

          As of April 1, 2005, we employed approximately 22,200 persons, of which approximately 21,400 employees worked in our restaurants, approximately 600 worked in our bakery operations and approximately 200 employees worked in our corporate center and restaurant field supervision organization.  None of our employees are currently covered by collective bargaining agreements, and we have never experienced an organized work stoppage, strike or labor dispute.  We believe our working conditions and compensation packages are generally comparable with those offered by our competitors and consider overall relations with our employees to be favorable.

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

Executive Officers

          David Overton, age 58, serves as our Chairman of the Board and Chief Executive Officer.  Mr. Overton co-founded our predecessor company in 1972 with his parents.

          Peter J. D’Amelio, age 43, was appointed President and Chief Operating Officer of our restaurant concepts in April 2004.  Mr. D’Amelio joined our Company in 1990 as a restaurant manager and has steadily advanced through our restaurant operations organization.  He previously served as President and Chief Operating Officer of our Grand Lux Cafe restaurant operations.

          Max S. Byfuglin, age 59, serves as Executive Vice President of The Cheesecake Factory Bakery Incorporated, our bakery subsidiary.  Mr. Byfuglin joined our bakery operations in 1982 and worked closely with our founders, serving in nearly every capacity in our bakery over the past 20 years.

          Debby R. Zurzolo, age 48, was appointed Executive Vice President, Secretary and General Counsel in December 2003.  Ms. Zurzolo joined our Company as Senior Vice President and General Counsel in April 1999.  From 1982 until joining the Company, she practiced law at Greenberg Glusker Fields Claman & Machtinger LLP in Los Angeles, California.  As a partner with that firm, Ms. Zurzolo represented our Company on various real estate matters and negotiated several of our restaurant leases.

          Michael J. Dixon, age 42, was appointed Senior Vice President, Finance and Chief Financial Officer in December 2003.  Mr. Dixon joined our Company in September 2000 as Vice President, Finance and Controller after several years in finance and business development with The Walt Disney Company and nine years with the public accounting firm of Coopers & Lybrand LLP.

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

          The following risk factors may affect our operating results and the environment within which we conduct our business.  If our projections and estimates regarding these factors differ materially from what actually occurs, our actual results could vary significantly from any results expressed or implied by forward-looking statements.  These risk factors include, but are not limited to, changes in general economic, demographic, geopolitical or public safety conditions which affect consumer behavior and spending for restaurant dining occasions, including the ongoing ramifications of the September 11, 2001 terrorist attacks and the governmental response thereto, including the continuing armed conflict in Iraq or in other countries; changes in consumer eating habits as a result of new information regarding diet, nutrition and health that could impact demand for our menu and bakery product offerings; increasing competition in the upscale casual dining segment of the restaurant industry; adverse weather conditions which impact customer traffic at the Company’s restaurants in general and which cause the temporary underutilization of outdoor patio seating available at most of the Company’s restaurants; various factors which increase the cost to develop and/or affect the number and timing of the openings of new restaurants, including factors under the influence and control of government agencies, landlords, construction contractors and others; fluctuations in the availability and/or cost of raw materials, management and hourly labor, energy or other resources necessary to successfully build and operate the Company’s restaurants and bakery production facility; the Company’s ability to raise prices sufficiently to offset cost increases, including increased costs for minimum wages, employee benefits and insurance arrangements; the success of strategic and operating initiatives, including new restaurant concepts and new bakery product lines; depth of management; adverse publicity about the Company, its restaurants or bakery products resulting from a number of risks that are common to restaurant and bakery businesses; the Company’s current dependence on a single bakery production facility; the Company’s ability to obtain and retain large-account customers for its bakery operations; changes in timing and/or scope of the purchasing plans of large-account bakery customers which can cause fluctuations in bakery sales and the

Company’s consolidated operating results; our inability to enter into long-term contracts with large-account bakery customers, who may discontinue purchasing our products without advance notice at any time for any reason; the rate of growth of general and administrative expenses associated with building a strengthened corporate and field supervision infrastructure to support the Company’s growing operations; relations between the Company and its employees; legal claims and litigation against the Company; the availability, amount, type, and cost of capital for the Company and the deployment of such capital, including the amounts of planned capital expenditures; changes in, or any failure to comply with, governmental regulations; the amount of, and any changes to, tax rates and the success of various initiatives to minimize taxes; changes in accounting standards or interpretations of existing standards adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Emerging Issues Task Force and the American Institute of Certified Public Accountants that could impact our reported financial results; and other risks and uncertainties referenced in this Annual Report on Form 10-K.

ITEM 2:	PROPERTIES

          All of our 97 existing company-operated full-service restaurants and one “express” location are located on leased properties, and we have no current plans to own the real estate underlying our restaurants.  See Item 1 “Business – Existing Restaurant Locations” for information regarding the location of our restaurants.  We own substantially all of the equipment, furnishings and trade fixtures in our restaurants.  Existing restaurant leases have primary terms with expiration dates ranging from December 31, 2007 to January 31, 2030 (excluding existing renewal options).  We do not anticipate any difficulties renewing our existing leases as they expire; however, there can be no assurance that we will be able to renew such leases after the expiration of all remaining renewal options.  Most of our restaurant leases provide for contingent rent based on a percentage of restaurant sales (to the extent this amount exceeds a minimum base rental) and payment of certain lease-related expenses.  See Note 7 of the Notes to the Company’s Consolidated Financial Statements in Item 8 of this report for information regarding the aggregate straight-lined minimum and percentage rent expense for the last three fiscal years and information regarding our obligation to pay minimum base rentals in future years.

          Our corporate support center and bakery production facility are located in Calabasas Hills, California.  The corporate support center is an 88,000 square-foot facility on an approximate 5-acre parcel of land.  The bakery production facility is a 60,000 square-foot facility on a 3.3-acre parcel of land.  We currently own both properties (land, building and equipment) in fee simple.  The corporate support center is a newly constructed two-story building contiguous to our bakery production facility which we purchased in June 2004 to accommodate our eventual need for additional support personnel and space for those personnel as we continue to grow our company.  We had previously leased the first floor of this building for our culinary, training and operations support activities.  The purchase price of $21 million was funded with available cash and investments.  We will incur additional expenditures to finish out the interior of the building, as space is needed.

ITEM 3:	LEGAL PROCEEDINGS

          The Attorney General of the State of California (State Attorney General) filed lawsuits on or about April 10, 2003 in the Los Angeles County Superior Court against the Company, as well as several other restaurant chains, alleging that the defendants violated the provisions of an initiative statute known as “Proposition 65” and California Business and Professions Code Section 17200 by offering for sale in California certain types of fish allegedly containing mercury and mercury compounds without providing the warnings required by Proposition 65.  The Company has reached a settlement with the State Attorney General’s office, which requires the Company to pay $13,000 in settlement and penalties and $10,000 in attorney’s fees and costs as well as to post a prescribed notice at its restaurants in California.

          In December 2002, two former hourly restaurant employees in California filed a lawsuit in the Superior Court in Orange County, California against the Company alleging violations of California labor laws with respect to providing meal and rest breaks.  In October 2003, an hourly restaurant employee in California filed a lawsuit in Superior Court in Orange County, California against the Company alleging violations of California labor laws with respect to the providing of meal and rest breaks and improper deductions, among other claims.  In May 2004, an hourly restaurant employee filed a lawsuit alleging similar violations in Superior Court in Los Angeles County, California.  These cases were filed on behalf of the named plaintiffs and other purported class members.  The parties have completed settlement negotiations, and the designated plaintiffs in all three cases and their attorneys have executed a settlement agreement with the Company.  Approval of such settlement will be sought from the Superior Court.  A number of former and current employees also filed individual wage and hour claims, based upon alleged similar violations, directly with various offices of the California Division of Labor Standards Enforcement (DLSE).  Hearings on most of these claims are currently being deferred by the various offices of the DLSE pending approval of the litigation settlement by the Superior Court.  The DLSE claims filed by employees who joined the approved settlement will also be resolved by such settlement.  In the third quarter of 2004, the Company recorded a $4.5 million reserve based on an estimate of the ultimate costs, expenses and fees which may be incurred in connection with these matters.  Revisions to this estimate may be made in the future and will be reported in the periods in which additional information is known.

          The Company is also subject to other private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business.  Such claims typically involve claims from guests, employees and others related to operational issues common to the foodservice industry.  A number of such claims may exist at any given time.  We could be affected by adverse publicity resulting from such allegations, regardless of whether or not such allegations are valid or whether we are determined to be liable.  From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks.  We believe that the final disposition of such lawsuits, proceedings and claims will not have a material adverse effect on our financial position, results of operations or liquidity.  It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 28, 2004.

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Our common stock is listed on the Nasdaq Stock Market® under the symbol CAKE.  The following table sets forth, for the periods indicated, the high and low sales prices as reported on the Nasdaq Stock Market.

	High*	Low*

Fiscal 2003:
First Quarter	$25.05	$18.18
Second Quarter	24.39	20.29
Third Quarter	25.93	21.05
Fourth Quarter	29.96	23.50
Fiscal 2004:
First Quarter	$32.75	$27.03
Second Quarter	32.25	25.01
Third Quarter	29.13	25.18
Fourth Quarter	33.50	27.58

*	Prices have been adjusted to reflect a three-for-two stock split effected in the form of a 50% stock dividend payable December 8, 2004.

          Since our initial public offering in September 1992, we have not declared or paid any cash dividends on our common stock.  We currently intend to retain all earnings for the operation and expansion of our business.  Although we have the financial capacity to consider paying a cash dividend and remain compliant with the covenants of our revolving credit and term loan facility, we have no current plans to do so.  There were approximately 810 holders of record of our common stock at March 21, 2005 and we estimate there were approximately 36,000 beneficial stockholders on that date.

          During the quarterly period ended December 28, 2004, the Company made no purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

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

          We have restated our previously reported consolidated financial statements for 2003, 2002, 2001 and 2000 to reflect certain adjustments as discussed in Note 1 of Notes to Consolidated Financial Statements in Item 8 of this report.

	Fiscal Year (1)

	2004	2003	2002	2001	2000

		(restated)	(restated)	(restated)	(restated)
	(in thousands, except net income per share)
Income Statement Data:
Revenues:
Restaurant sales	$916,375	$731,273	$603,295	$499,519	$406,947
Bakery sales to other foodservice operators, retailers and distributors	52,857	42,562	48,675	39,611	31,334

Total revenues	969,232	773,835	651,970	539,130	438,281

Costs and expenses:
Restaurant cost of sales	230,854	175,654	142,998	127,005	102,994
Bakery cost of sales	26,222	19,716	22,631	19,153	14,466
Labor expenses	298,387	239,386	200,279	164,372	133,287
Other operating costs and expenses	223,519	180,963	150,458	120,235	94,213
General and administrative expenses	40,639	35,817	31,702	27,929	25,831
Depreciation and amortization expenses	35,943	28,228	23,099	17,731	13,845
Preopening costs	14,787	12,174	11,019	7,330	6,103

Total costs and expenses	870,351	691,938	582,186	483,755	390,739

Income from operations	98,881	81,897	69,784	55,375	47,542
Interest income, net	2,234	3,354	3,885	4,328	4,660
Other income (expense), net	966	2,944	2,178	1,654	(439)

Income before income taxes	102,081	88,195	75,847	61,357	51,763
Income tax provision	35,543	30,965	27,076	22,089	18,766

Net income	$66,538	$57,230	$48,771	$39,268	$32,997

Net income per share (2):
Basic	$0.86	$0.76	$0.66	$0.55	$0.48

Diluted	$0.84	$0.74	$0.64	$0.52	$0.44

Weighted average shares outstanding (2):
Basic	77,613	75,633	73,899	71,199	69,370
Diluted	79,395	77,772	76,737	74,846	75,287
Balance Sheet Data (at end of period):
Total cash and cash equivalents	$14,041	$15,167	$11,033	$11,309	$32,996
Investments and marketable securities	$137,471	$121,840	$103,453	$78,259	$51,030
Total assets	$758,717	$609,802	$481,143	$368,417	$297,180
Total long-term debt (including current portion) (3)	$17,288	$6,862	$—	$—	$—
Stockholders’ equity	$542,852	$456,725	$378,993	$289,204	$240,609

(1)	Fiscal 2000 consisted of 53 weeks. All other fiscal years consisted of 52 weeks.
(2)	Per share amounts and outstanding share amounts have been adjusted to reflect a three-for-two stock split effected in the form of a 50% stock dividend payable December 8, 2004.
(3)	Represents deemed landlord financing liability. See Note 1 of Notes to Consolidated Financial Statements in Item 8 of this report.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Financial Statements

          We began a review of our lease accounting policies following announcements in December 2004 that several restaurant companies were revising their accounting practices for leases.  In February 2005, the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing the SEC staff’s views relating to certain lease accounting issues.  As a result of our review, we changed our accounting for leases in fiscal 2004 and restated our historical financial statements and certain financial information for prior periods to correct errors in our lease accounting policies.  The restatement adjustments are non-cash and had no impact on revenues or net cash flows.  We do not consider the differences in prior years’ annual financial statements to be material.

          The changes to our lease accounting policies fall into the following categories.

Contingent Rent

          We lease all of our restaurant locations under operating lease agreements with terms of approximately 15 to 20 years.  Most of these agreements require us to pay contractual annual rent (“minimum base rent”) plus contingent rent based on a percentage of restaurant sales to the extent this amount exceeds the minimum base rent.  The lease agreements also generally include scheduled increases in the minimum base rent.

          In prior periods, we recorded rent expense for the greater of the minimum base rent, as adjusted for scheduled increases over the lease term, or the contingent rent based on a percentage of sales.  As our restaurants have consistently operated at very high volumes, contingent rent historically was in excess of such minimum base rent.  Consequently, with respect to leases requiring contingent rent payment, our accounting for rent expense reflected the contingent rent amount.  We have determined that in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 29, “Determining Contingent Rentals,” we should have recorded the straight-lined minimum base rent over the lease term plus contingent rent to the extent it exceeded minimum base rent per the lease agreement.  Total rent expense over the term of the lease will not change as a result of this correction in accounting treatment.  Based on our experience of consistently achieving sales requiring the payment of contingent rent, this adjustment will increase rent expense in the first half of the lease term and likewise decrease rent expense in the second half of the lease term.

Rent Holiday

          Historically, we began the recognition of rent expense with the stated rent commencement date (generally the date we open to the public) according to the lease.  We have determined that in accordance with SFAS No. 13, “Accounting for Leases,” we should have included the rent holiday period, which is defined as the date from when we began our tenant improvements to the property until the stated rent commencement date per the lease, as part of the lease term for purposes of straight-lining minimum base rent. Of the rent allocated to the rent holiday period, the portion incurred during the tenant improvement construction phase can be capitalized. Once construction is complete and the building is ready for its intended use, rent for the remainder of the holiday period should be expensed.

Landlord Contributions

          We often receive landlord contributions of monies to offset the costs of constructing structural components for the leased space.  These monies can be direct cash reimbursements or offsets to minimum or percentage rent payments over the term of the lease. Historically, we have netted these reimbursements against the cost incurred by the Company for the structural components and depreciated the net amount over the lease term. In accordance with SFAS No. 13, “Accounting for Leases,” Emerging Issues Task Force (“EITF”) No. 97-10, “The Effect of Lessee Involvement in Asset Construction” and SFAS No. 98,

“Accounting for Leases,” Emerging Issues Task Force (“EITF”) No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” SFAS No. 98, “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases,” we should have accounted for each operating lease based on the following criteria:

•	Landlord contributions received in the form of offsets to percentage rent should be recorded as a reduction to rent expense in the period earned.

•

In those cases where we did not meet the criteria of EITF 97-10 for being deemed the owner of the structural components of the building during the construction period, we should have recorded the amounts incurred for those structural components as increases to prepaid rent and the associated landlord contributions earned as deductions to prepaid rent.  Upon completion of construction, the net balance should have been amortized over the term of the lease as an increase or decrease to rent expense.

•

In those cases where we did meet the criteria of EITF 97-10 for being deemed the owner of the structural components of the building, we should have been considered the owner of those structural components during the construction period and we should have recorded amounts paid for these components as construction-in-progress and the associated landlord construction contributions as a deemed landlord financing liability.  Upon completion of construction, for those leases that qualified for sale-leaseback treatment in accordance with SFAS No. 98, we should have removed the deemed landlord financing liability and the associated construction-in-progress and the difference should have been reclassified to prepaid or deferred rent and amortized over the lease term as an increase or decrease to rent expense.  For those leases that did not qualify for sale-leaseback treatment in accordance with SFAS No. 98, we should have amortized the deemed landlord financing liability over the lease term based on the rent payments designated in the lease agreement.

          We restated our Consolidated Balance Sheet at December 30, 2003 and the Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for the years ended December 30, 2003 and December 31, 2002.  The adjustments associated with the above corrections in our accounting for leases reduced net income by $606,000 and $304,000 and had no impact on diluted net income per share for the years ended December 30, 2003 and December 31, 2002, respectively. These adjustments also resulted in a $267,000 reduction in retained earnings as of January 1, 2002.  See Note 1 of Notes to Consolidated Financial Statements in Item 8 of this report for additional information on restatement adjustments.  We also restated the quarterly financial information for fiscal 2003 and the first three quarters of fiscal 2004 (see Note 15 of the Notes to Consolidated Financial Statements).

          We did not amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement, since none of the differences in the prior years’ financial statements are considered by management to be material.  However, we determined the cumulative adjustment for the above corrections to be significant to the 2004 fourth quarter results and, therefore, restated the prior quarterly and annual information included in this Annual Report on Form 10-K.  Accordingly, readers of the financial statements should read the restated information in this Annual Report on Form 10-K as opposed to the previously filed information.

General

          This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and related notes in Item 8 of this report.

          As of April 1, 2005, we operated 92 upscale, high-volume, casual dining restaurants under The Cheesecake Factory® mark.  We also operated five upscale casual dining restaurants under the Grand Lux Cafe® mark in Houston, Texas; Dallas, Texas; Los Angeles, California; Chicago, Illinois and Las Vegas, Nevada; one self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark inside the DisneyQuest® family entertainment center in Orlando, Florida; and a bakery production facility.  We also licensed three limited menu bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.

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

          New restaurants become eligible to enter our comparable sales comparison in their nineteenth month of operation.  We utilize a 52/53 week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes.  Fiscal 2004, 2003 and 2002 each consisted of 52 weeks.  Fiscal 2005 will consist of 53 weeks and will end on January 3, 2006.

          Our Cheesecake Factory restaurants offer approximately 200 menu items including appetizers, pizza, seafood, steaks, chicken, burgers, pasta, specialty items, salads, sandwiches, omelets and desserts, including approximately 40 varieties of cheesecake and other baked desserts.  Grand Lux Cafe is an upscale, casual dining concept that we created and are evaluating for future expansion.  In contrast to many chain restaurant operations, substantially all of our menu items (except desserts manufactured at our bakery production facility) are prepared on the restaurant premises using high quality, fresh ingredients based on innovative and proprietary recipes.  We believe our restaurants are recognized by consumers for offering exceptional value with generous food portions at moderate prices.  Our restaurants possess a distinctive, contemporary design and decor that creates a high-energy ambiance in a casual setting.  Our restaurants currently range in size from 5,400 to 20,500 interior square feet, provide full liquor service and are generally open seven days a week for lunch and dinner, as well as Sunday brunch.  Total restaurant sales represented 94.5%, 94.5% and 92.5% of our total revenues for fiscal 2004, 2003 and 2002, respectively.

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

	Fiscal Year

	2004	2003	2002

		(restated) (1)	(restated) (1)
Revenues:
Restaurant sales	94.5%	94.5%	92.5%
Bakery sales to other foodservice operators, retailers and distributors	5.5	5.5	7.5

Total revenues	100.0	100.0	100.0

Costs and expenses:
Restaurant cost of sales	23.8	22.7	21.9
Bakery cost of sales	2.7	2.5	3.5
Labor expenses	30.8	30.9	30.7
Other operating costs and expenses	23.1	23.4	23.1
General and administrative expenses	4.2	4.6	4.9
Depreciation and amortization expenses	3.7	3.7	3.5
Preopening costs	1.5	1.6	1.7

Total costs and expenses	89.8	89.4	89.3

Income from operations	10.2	10.6	10.7
Interest income, net	0.2	0.4	0.6
Other income, net	0.1	0.4	0.3

Income before income taxes	10.5	11.4	11.6
Income tax provision	3.6	4.0	4.1

Net income	6.8%	7.4%	7.5%

(1)	We have restated previously reported consolidated financial statements to reflect certain adjustments as discussed in Note 1 of Notes to Consolidated Financial Statements in Item 8 of this report.

Fiscal 2004 Compared to Fiscal 2003

Revenues

          Total revenues increased 25% to $969.2 million for fiscal 2004 compared to $773.8 million for fiscal 2003.

          Restaurant sales increased 25% to $916.4 million for fiscal 2004 compared to $731.3 million for the prior fiscal year.  The increase of $185.1 million consisted of the following components: $66.9 million from the openings of sixteen new restaurants during the fiscal year; $93.1 million from restaurants opened prior to fiscal 2004 that were not considered comparable sales during fiscal 2004; and $25.1 million from comparable restaurant sales.  Total restaurant operating weeks increased approximately 22% to 4,314 in fiscal 2004 compared to 3,531 during fiscal 2003.  A single restaurant open during the full period of fiscal 2004 would have generated 52 operating weeks.  Average sales per restaurant operating week for restaurants open during the full fiscal year increased 2.8% to $213,900 in fiscal 2004 compared to $208,100 for fiscal 2003.

          Comparable restaurant sales increased approximately 3.9% during fiscal 2004.  Since most of our established restaurants currently operate close to full capacity during the peak demand periods of lunch and dinner, and given our relatively high average sales productivity per productive square foot of approximately $976 for fiscal 2004, we generally do not expect to achieve increases in comparable sales other than our effective menu price increases.  For fiscal 2004, the comparable restaurant sales increase slightly exceeded our effective price increase for the full fiscal year of approximately 2.5% due to the lower than expected sales in fiscal 2003 due to inclement weather.  Refer to Management’s Discussion and Analysis of Fiscal 2003 Compared to Fiscal 2002.

          We presently update and reprint the menus in our restaurants twice a year.  For Cheesecake Factory restaurants, these updates generally occur during January-February (the “winter menu change”) and July-August (the “summer menu change”).  For our 2005 winter menu change, we implemented an approximate 1% effective menu price increase for the purpose of offsetting those operating cost and expense increases that were known or expected as of January 2005.  We plan to review our operating cost and expense trends in the spring of 2005 and consider the need for additional menu pricing in connection with our 2005 summer menu change.  All potential menu price increases must be carefully considered in light of their ultimate acceptability by our restaurant guests.  Additionally, other factors outside of our control, such as inclement weather, holidays, general economic and competitive conditions and other factors referenced in this Annual Report on Form 10-K can impact comparable sales comparisons.  Accordingly, there can be no assurance that increases in comparable sales will be achieved.

          Bakery sales to other foodservice operators, retailers and distributors increased 24% to $52.9 million in fiscal 2004 compared to $42.6 million in the prior fiscal year.  This increase was primarily due to increased sales to our warehouse club customers, which accounted for approximately 64% of total bakery sales for fiscal 2004 compared to 62% for fiscal 2003, as well as increased sales of The Dream Factory and private label products.

Restaurant Cost of Sales

          Restaurant cost of sales increased 31% to $230.9 million in fiscal 2004 compared to $175.7 million in fiscal 2003.  This increase was primarily attributable to the 25% increase in restaurant sales during fiscal 2004.  As a percentage of restaurant sales, these costs increased to 25.2% during fiscal 2004 compared to 24.0% for the prior fiscal year.  This increase was primarily attributable to increased costs for fresh poultry and certain dairy-related commodities during fiscal 2004.

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

          We are currently able to contract for the majority of the food commodities used in our restaurant operations for periods up to one year.  Many of the fresh commodities, such as fish, dairy, and certain produce and poultry products are not currently contractible for periods longer than 30 days in most cases.  As a result, these fresh commodities can be subject to unforeseen supply and cost fluctuations due principally to weather and other general agricultural conditions.  We currently expect food costs as a percentage of restaurant revenues for fiscal 2005 to be less than fiscal 2004.  Based on contracts we have in place and current and expected market conditions, we expect generally flat costs for the majority of our commodities, including produce, meat, seafood and general grocery items.  We also expect slightly lower costs for our poultry and dairy commodities and higher costs for our fresh fish commodities.

          As has been our past practice, we will carefully consider opportunities to introduce new menu items and implement selected menu price increases to help offset expected cost increases for key commodities and other goods and services utilized by our operations.  While we have been successful in the past in reacting to inflation and other changes in the costs of key operating resources by gradually increasing prices for our menu items, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future.

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

Bakery Cost of Sales

          Bakery cost of sales includes ingredient, packaging and production supply costs and excludes depreciation, which is captured separately in depreciation and amortization expenses.  Bakery cost of sales was $26.2 million for fiscal 2004 compared to $19.7 million for the prior fiscal year.  The increase of $6.5 million was principally attributable to the 24% increase in bakery sales for fiscal 2004.  As a percentage of bakery sales, bakery cost of sales increased to 49.6% for fiscal 2004 compared to 46.3% for fiscal 2003.  This percentage increase was primarily due to increased costs for certain non-contracted dairy commodities, such as butter and manufacturers’ cream.  While we have taken steps to qualify multiple suppliers and enter into agreements for some of the key commodities used in our bakery operations, there can be no assurance that future supplies and costs for commodities used in our bakery or restaurant operations will not fluctuate due to weather and other market conditions beyond our control.  Cream cheese is the most significant commodity used in our bakery products, with an expected requirement for as much as 11 million to 12 million pounds during fiscal 2005.  We have executed contracts for all of our cream cheese requirements for the first four months of fiscal 2005 at a fixed cost per pound that is slightly higher than the actual cost per pound in fiscal 2004.  We plan to contract the remainder of our cream cheese requirements for fiscal 2005 as appropriate based on market conditions and prices.  We will also purchase cream cheese on the spot market as necessary to supplement our agreements.

Labor Expenses

          Labor expenses, which include restaurant-level labor costs and bakery direct production labor (including associated fringe benefits), increased 24.6% to $298.4 million for fiscal 2004 compared to $239.4 million for fiscal 2003.  This increase was principally due to the 25% increase in total revenues during fiscal 2004.  As a percentage of total revenues, labor expenses decreased slightly to 30.8% for fiscal 2004 compared to 30.9% for fiscal 2003 reflecting the leveraging of the fixed component of our labor costs with the 25% increase in total revenues.  For new restaurants, labor expenses will typically be higher than normal during the first 90-120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by our restaurants.

Other Operating Costs and Expenses

          Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, insurance, licenses and taxes, and utilities), other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses.  Other operating costs and expenses increased 23.5% to $223.5 million for fiscal 2004 compared to $181.0 million for fiscal 2003.  This increase was principally attributable to the 25% increase in total revenues during fiscal 2004.  During fiscal 2004, we also accrued a $4.5 million reserve for pending legal actions.  As previously disclosed, the Company and a subsidiary were named in three lawsuits and in individual wage and hour claims filed directly with the California Division of Labor Standards Enforcement alleging violations of California labor laws with respect to providing meal and rest breaks to our hourly employees.  While these actions are still pending, we have accrued $4.5 million based on an estimate of the ultimate costs, expenses and fees which may be incurred in connection with these matters.  See Item 3, “Legal Proceedings” in this Annual Report on Form 10-K.  This increase was partially offset by a $2.0 million settlement of an insurance claim, net of related expenses, associated with the fiscal 2002 voluntary withdrawal of bakery products that were produced in the Company’s bakery production facility.  As a percentage of total revenues, other operating costs and expenses decreased to 23.1% for fiscal 2004 (including the net costs and expenses associated with the legal reserve and the insurance settlement of approximately $2.5 million or 0.3% or total revenues) versus 23.4% for fiscal 2003, primarily due to the leveraging of the fixed component of these costs with the 25% increase in total revenues.  For fiscal 2005, we currently expect other operating costs and expenses as a percent of revenues to be approximately the same as fiscal 2004 after excluding the net costs and expenses associated with the legal reserve and insurance settlement.

General and Administrative Expenses

          General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, the restaurant field supervision organization, the bakery administrative organization and the corporate support organization. G&A expenses increased 13.4% to $40.6 million for fiscal 2004 compared to $35.8 million for fiscal 2003.  This increase was principally due to the planned growth of our supervision and support organizations commensurate with the growth of our restaurant and bakery operations during fiscal 2004.  As a percentage of total revenues, G&A expenses decreased to 4.2% for fiscal 2004 compared to 4.6% for the prior fiscal year, principally attributable to the leveraging of the fixed component of these costs with higher sales volumes.  During fiscal 2005, we plan to continue to add resources to the corporate support, training and field supervision activities of our business, in conjunction with the planned openings of as many as 18 new restaurants during the year.

Depreciation and Amortization Expenses

          Depreciation and amortization expenses increased 27.7% to $36.0 million for fiscal 2004 compared to $28.2 million for fiscal 2003.  This increase was principally due to increases in property and equipment associated with new restaurant openings and the purchase of a new office building to house our corporate offices.  As a percentage of total revenues, depreciation and amortization expenses were 3.7% in both fiscal 2004 and fiscal 2003.

Preopening Costs

          Preopening costs increased 21.3% to $14.8 million for fiscal 2004 compared to $12.2 million for the prior fiscal year.  We opened fourteen Cheesecake Factory restaurants and two Grand Lux Cafe restaurants during fiscal 2004 compared to fourteen Cheesecake Factory restaurants during fiscal 2003.  In addition, preopening costs were incurred in both years for restaurant openings in progress.

          Preopening costs include incremental out-of-pocket costs that are directly related to the openings of new restaurants that are not otherwise capitalizable.  As a result of the highly customized and operationally complex nature of our upscale, high volume concepts, the restaurant preopening process for our new restaurants is more extensive, time consuming and costly relative to that of most chain restaurant operations.  The preopening costs for one of our restaurants usually includes costs to relocate and compensate an average of 11-12 restaurant management employees prior to opening; costs to recruit and train an average of 200-250 hourly restaurant employees; wages, travel and lodging costs for our opening training team and other support employees; costs for practice service activities; and straight-line base rent during the in-restaurant training period.  Preopening costs will vary from location to location depending on a number of factors, including the proximity of our existing restaurants; the size and physical layout of each location; the number of management and hourly employees required to open each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel and lodging for different metropolitan areas; and the extent of unexpected delays, if any, in construction and/or obtaining final licenses and permits to open the restaurants, which may also be caused by landlord delays.

          Our direct preopening costs for an 11,000 square foot, single-story restaurant in an established Company market averages approximately $775,000.  There will also be other preopening costs associated with each restaurant opening, including costs for corporate travel and support activities.  Preopening costs will usually be higher for larger restaurants, our initial entry into new markets and for new concepts such as Grand Lux Cafe.  We usually incur the most significant portion of preopening costs for a typical restaurant opening within the two-month period immediately preceding and the month of the restaurant’s opening.  Preopening costs will fluctuate from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant, and the fluctuations could be significant.  We expense preopening costs as incurred.  Based on our current growth objectives for fiscal 2005 and 2006, preopening costs for each of those years will likely exceed the respective amount of preopening costs for the applicable prior year.

Interest Income, Net, Other Income and Income Tax Provision

          Interest income, net decreased to $2.2 million for fiscal 2004 compared to $3.4 million for fiscal 2003.  This decrease was principally due to a higher level of investment of our interest-bearing cash and short-term investments in instruments with slightly shorter maturities than in the prior year.  This shift was primarily driven by the timing of funds needed for the purchase of our corporate support center and our new restaurant construction costs.  We generally invest our excess cash balances in U.S. Treasury and Agency securities, investment grade corporate debt securities rated “A” or better and money market mutual funds.  In addition, we recorded interest expense of approximately $0.5 million and $0.1 million in fiscal 2004 and fiscal 2003, respectively, associated with landlord construction allowances deemed to be financing in accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction”.  See Note 1 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

          Other income for fiscal 2004 was $1.0 million compared to $2.9 million for fiscal 2003.  This decrease was principally due to lower gains on the sales of investments and marketable securities that were liquidated from time to time to fund the Company’s working capital requirements throughout the year.  Our effective income tax rate was 34.8% for fiscal 2004 compared to 35.1% for fiscal 2003.  For fiscal 2005, we currently estimate our effective tax rate to remain at 34.8%.  The actual effective tax rate for fiscal 2005 may be different than our current estimate due to actual revenues, pretax income and tax credits achieved during the year.

Fiscal 2003 Compared to Fiscal 2002

Revenues

          Total revenues increased 19% to $773.8 million for fiscal 2003 compared to $652.0 million for fiscal 2002.

          Restaurant sales increased 21% to $731.3 million for fiscal 2003 compared to $603.3 million for the prior fiscal year.  The increase of $128.0 million for fiscal 2003 consisted of the following components: $57.0 million from the openings of fourteen new restaurants during the fiscal year; $68.4 million from restaurants opened prior to fiscal 2003 that were not considered comparable sales during fiscal 2003; and $2.6 million from comparable restaurant sales.  Total restaurant operating weeks increased approximately 21% to 3,531 during fiscal 2003.

          Average sales per restaurant operating week for restaurants open during the full fiscal year decreased slightly to $208,100 in fiscal 2003 compared to $210,400 for fiscal 2002.  This decline was principally due to severe weather throughout much of the country during the first six months of the year that resulted in approximately 22 lost days of restaurant sales due to restaurant closings and reduced availability of our outdoor patio seats. In addition, several of our newer restaurants experienced expected sales decreases to their sustainable run-rate levels after their “honeymoon” opening period.  Refer to Item 1: Business – “New Restaurant Sales and Investment Characteristics” in this Annual Report on Form 10-K.

          Comparable restaurant sales increased approximately 0.7% during fiscal 2003 and our effective price increase for the full fiscal year was approximately 1.2%.  Comparable restaurant sales were also impacted by the severe weather during the first six months of the year.

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

Bakery Cost of Sales

          Bakery cost of sales were $19.7 million for fiscal 2003 compared to $22.6 million for the prior fiscal year.  The decrease of $2.9 million was principally attributable to the 13% decrease in bakery sales for fiscal 2003.  As a percentage of bakery sales, bakery cost of sales remained relatively unchanged at 46.3% for fiscal 2003 compared to 46.4% for fiscal 2002.

Labor Expenses

          Labor expenses increased 19.5% to $239.4 million for fiscal 2003 compared to $200.3 million for fiscal 2002.  This increase was principally due to the 19% increase in total revenues during fiscal 2003.  As a percentage of total revenues, labor expenses increased slightly to 30.9% for fiscal 2003 compared to 30.7% for fiscal 2002 reflecting the reverse leverage from the lower than expected restaurant and bakery sales due to weather conditions during the first three months of fiscal 2003 on the fixed portion of labor costs in both operations.  In addition, the severe winter weather in 2003 made it difficult for managers to adjust hourly labor.  Labor expenses were also affected by increased costs for health insurance benefits.

Other Operating Costs and Expenses

          Other operating costs and expenses increased 20.3% to $181.0 million for fiscal 2003 compared to $150.5 million for fiscal 2002.  This increase was principally attributable to the 19% increase in total revenues for fiscal 2003.  As a percentage of total revenues, other operating costs and expenses increased to 23.4% for fiscal 2003 versus 23.1% for fiscal 2002. This increase was due primarily to increased costs for natural gas and electric services to our restaurants amounting to approximately 30 basis points of total revenues; higher costs for our insurance arrangements of approximately 10 basis points and increased selling, distribution and promotional costs related to our outside bakery sales.  These increases were partially offset by costs incurred only in fiscal 2002 associated with the August 2002 bakery product withdrawal of approximately $2.1 million or 0.3% of total revenues.

General and Administrative Expenses

          G&A expenses increased 13.0% to $35.8 million for fiscal 2003 compared to $31.7 million for fiscal 2002.  This increase was principally due to the planned growth of our supervision and support organizations commensurate with the growth of our restaurant and bakery operations during fiscal 2003.  As a percentage of total revenues, G&A expenses decreased to 4.6% for fiscal 2003 compared to 4.9% for the prior fiscal year, as the 13.0% increase in these expenses for fiscal 2003 was less than the 19% increase in total revenues for the year.

Depreciation and Amortization Expenses

          Depreciation and amortization expenses increased 22.1% to $28.2 million for fiscal 2003 compared to $23.1 million for fiscal 2002.  This increase was principally due to new restaurant openings.  As a percentage of total revenues, depreciation and amortization expenses were 3.7% and 3.5% for fiscal 2003 and 2002, respectively.

Preopening Costs

          Preopening costs increased 10.9% to $12.2 million for fiscal 2003 compared to $11.0 million for the prior fiscal year.  We opened fourteen restaurants during fiscal 2003 compared to twelve openings during fiscal 2002.  In addition, preopening costs were incurred in both years for restaurant openings in progress.

Interest Income, Net, Other Income and Income Tax Provision

          Interest income, net decreased to $3.4 million for fiscal 2003 compared to $3.9 million for fiscal 2002.  This decrease was principally due to lower yields on our interest-bearing cash and short-term investments that, in turn, were attributable to the decline in the general level of interest rates during fiscal 2003.  In addition, we recorded interest expense of approximately $0.1 million in fiscal 2003 associated with landlord construction allowances deemed to be financing in accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction”.  See Note 1 of Notes to Consolidated Financial Statements included in this Form 10-K.

          Other income for fiscal 2003 was $2.9 million compared to $2.2 million for fiscal 2002.  This increase was principally due to higher gains on the sales of investments and marketable securities in order to fund the Company’s working capital requirements.  Our effective income tax rate was 35.1% for fiscal 2003 compared to 35.7% for fiscal 2002.

Liquidity and Capital Resources

          Our corporate finance strategy is to maintain a strong, conservative balance sheet in order to support our growth plan with financial flexibility; to provide the financial resources necessary to protect and enhance the competitiveness of our restaurant and bakery operations; and to provide a prudent level of financial capacity to manage the risks and uncertainties of conducting our business operations on a much larger scale.  Our ongoing capital requirements are principally related to our restaurant expansion plan.  Similar to many restaurant and retail chain store operations, we utilize operating lease arrangements for substantially all of our restaurant locations.  We believe that our operating lease arrangements continue to provide appropriate leverage for our capital structure in a financially efficient manner.  However, we are not limited to the use of lease arrangements as our only method of opening new restaurants.  While most of our operating lease obligations are not required to be reflected as indebtedness on our consolidated balance sheet, the minimum base rents and related fixed obligations under our lease agreements must be satisfied by cash flows from our ongoing operations.  Accordingly, our lease arrangements reduce, to some extent, our capacity to utilize funded indebtedness in our capital structure.

          We also require capital resources to maintain our existing base of restaurants, further expand and strengthen the capabilities of our corporate and information technology infrastructures, and maintain and expand our bakery production capacity.  In the past, we have obtained capital from our ongoing operations, public stock offerings, employee stock option exercises and construction contributions from our landlords.  Our requirement for working capital is not significant, since our restaurant guests pay for their food and beverage purchases in cash or cash equivalents at the time of sale, and we are able to sell many of our food inventory items before payment is due to the suppliers of such items.

          The following table presents, for the periods indicated, a summary of the Company’s key liquidity measurements.

	Fiscal Year

	2004	2003	2002

		(restated)	(restated)
	(dollar amounts in millions)
Cash and marketable securities on hand, end of year	$151.5	$137.0	$114.5
Net working capital, end of year	$4.7	$30.9	$15.8
Adjusted net working capital, end of year (1)	$110.8	$118.7	$107.5
Current ratio, end of year	1.0:1	1.4:1	1.3:1
Adjusted current ratio, end of year (1)	2.0:1	2.5:1	2.9:1
Long-term debt, end of year (2)	$17.0	$6.7	$—
Cash provided by operations	$150.1	$117.6	$91.5
Capital expenditures	$161.9	$113.3	$84.6

(1)

Includes all marketable securities classified as either current assets ($31.4 million, $34.0 million and $11.8 million for fiscal year 2004, 2003 and 2002, respectively) or noncurrent assets ($106.1 million, $87.9 million and $91.6 million for fiscal 2004, 2003 and 2002, respectively).

(2)	Represents deemed landlord financing liability. See Note 1 of Notes to Consolidated Financial Statements in Item 8 of this report.

          During fiscal 2004, our total amount of cash and marketable securities on hand increased by $14.5 million to $151.5 million as of December 28, 2004.  This increase was principally due to cash flow from operations, proceeds from the exercise of employee stock options and deemed landlord financing, partially offset by additions to property and equipment and purchases of treasury stock.  In the table above, we also present adjusted net working capital and current ratio calculations that include all marketable securities classified as either current or noncurrent assets.  We believe these adjusted calculations provide investors with useful information regarding our overall liquidity position because all marketable securities are readily available to meet our liquidity requirements.  We continue to target a weighted average maturity for our marketable securities investment portfolio between one and two years.  Accordingly, a substantial portion of our investments is classified as noncurrent assets, but remains available for our liquidity requirements.

          We maintain a $35 million revolving credit and term loan facility (the “Credit Facility”), which expires on December 31, 2006. As of April 1, 2005, there were no borrowings outstanding under the Credit Facility.  $14.3 million of the Credit Facility has been reserved to support standby letters of credit for our self-insurance programs.  Borrowings under the Credit Facility will bear interest at variable rates based, at our option, on either the prime rate of interest, the lending institution’s cost of funds plus 0.75%, or the applicable LIBOR rate plus 0.75%.  Upon expiration of the Credit Facility, a maximum of $35 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates.  The Credit Facility is not collateralized and requires us to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of our operations, with which we are currently in compliance.

          Our new restaurant development model more closely resembles that of a retail business that occupies leased space in shopping malls, office complexes, strip centers, entertainment centers and other real estate developments.  We typically seek to lease our restaurant locations for primary periods of 15 to 20 years under operating lease arrangements.  Our rent structures vary from lease to lease, but generally provide for the payment of both minimum base and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example our share of common area maintenance, property tax and insurance expenses).  We disburse cash for leasehold improvements and furnishings, fixtures and equipment to build out our leased premises.  We may also disburse cash for structural additions that we make to leased premises that generally are reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in the respective leases.  If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof.  See Note 1 of Notes to Consolidated Financial Statements in Item 8 of this report for additional discussion on the accounting treatment of amounts paid for structural components and the related landlord construction contributions.  In the future, we may also develop more freestanding restaurant locations using both ground leases and built-to-suit leases, which are common arrangements used to finance freestanding locations in the restaurant industry.  We do not have any current plans to encumber our existing leasehold interests with secured financing.  We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

          During fiscal 2004, our cash outlays and accrued liability for capital expenditures was approximately $162 million.  Of that amount, new restaurant openings (including several restaurants under development as of December 28, 2004) accounted for approximately $119 million, approximately $14 million represented maintenance and capacity addition outlays for our existing restaurants and approximately $8 million related to bakery and corporate infrastructure investments.  The remaining $21 million was utilized to purchase a newly constructed two-story building contiguous to our bakery production facility in California to accommodate our eventual need for additional support personnel and space for those personnel as we continue to grow our company.  We had previously leased the first floor of this building for our culinary, training and operations support activities. The purchase price was funded with available cash and investments.  We will incur additional expenditures to finish out the interior of the building, as space is needed.  Although we purchased the building with available cash and investments, we may consider mortgage and other refinancing alternatives in the future.

          For fiscal 2005, we currently estimate our cash outlays for capital expenditures to range between $158 and $166 million, net of agreed-upon up-front cash landlord construction contributions and excluding $17-$18 million of expected noncapitalizable preopening costs for new restaurants.  This amount also excludes approximately $6 million of landlord construction contributions to be paid as reductions to minimum or percentage rent over the term of the lease.  The amount reflected as additions to property and equipment in the Consolidated Statements of Cash Flows may vary from this estimate based on the accounting treatment of each operating lease.  See Note 1 of Notes to Consolidated Financial Statements in Item 8 of this report.  This estimate contemplates a net outlay of $125-$128 million for as many as 18 new restaurants to be opened during fiscal 2005, estimated construction-in-progress disbursements for anticipated fiscal 2006 openings and estimated collections of up-front cash landlord construction contributions.  Expected capital expenditures for fiscal 2005 also include approximately $12-$13 million for maintenance and capacity addition expenditures to our existing restaurants and $7-$8 million for corporate infrastructure investments, including interior build-out of our corporate support and training center.  In addition, we expect to spend approximately $1-$2 million for maintenance and enhancements to our existing bakery production facility and approximately $13-$15 million related to establishing a second bakery production facility.

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

          During fiscal 2004, our Board of Directors increased the share repurchase authorization to 6,000,000 from 2,531,250.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us.  Under this authorization, we have repurchased a total of 1,950,967 shares for a total cost of $26.5 million through December 28, 2004.  Our share repurchase agreement does not require us to repurchase any common stock and may be discontinued at any time.

          As of April 1, 2005, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties.  Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Contractual Obligations and Commercial Commitments

          The following schedules summarize our contractual obligations and commercial commitments as of December 28, 2004 (amounts in millions):

Contractual obligations	Total	2005	2006	2007	2008	2009	Thereafter

Operating leases (1)	$657.9	$33.9	$35.5	$36.3	$35.3	$36.2	$480.7
Purchase obligations (2)	181.5	87.7	26.0	22.8	17.0	14.6	13.4

Total	$839.4	$121.6	$61.5	$59.1	$52.3	$50.8	$494.1

Other commercial commitments

Standby letters of credit	$14.3	$14.3	$—	$—	$—	$—	$—

(1)

Represents aggregate minimum lease payments. Most of the leases also require contingent rent in addition to the minimum base rent based on a percentage of sales ranging from 3.5% to 10% and require expenses incidental to the use of the property.

(2)	Amounts represent noncancelable commitments for the purchase of goods and estimated construction commitments, net of agreed-upon up-front landlord construction contributions.

          We expect to fund our contractual obligations primarily with operating cash flows generated in the normal course of business.

Critical Accounting Policies

          Critical accounting policies are those that we believe are most important to portraying our financial condition and results of operations and also require the greatest amount of subjective or complex judgments by management.  Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions.  We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

Property and Equipment

          We record all property and equipment at cost less accumulated depreciation.  Improvements are capitalized while repairs and maintenance costs are expensed as incurred.  Depreciation is calculated using the straight-line method over the estimated useful life of the assets or the primary lease terms of the respective leases plus any exercised extensions of those lease terms, whichever is shorter.  The useful life of property and equipment and the determination as to what constitutes a capitalized cost versus a repair and maintenance expense involves judgments by management.  These judgments may produce materially different amounts of depreciation expense than if different assumptions were used.

Leases

          We currently lease all of our restaurant locations.  We account for our leases under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” and subsequent amendments which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes.  All of our restaurant leases are classified as operating leases pursuant to the requirements of SFAS No. 13.

          Minimum base rent for our operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the initial lease term and those renewal periods that have been exercised.  The initial rent term includes the “build-out”, or rent holiday period, for our leases, where no rent payments are typically due under the terms of the lease.  Contingent rent expense, which is based on a percentage of revenue, is also recorded to the extent it exceeds minimum base rent per the lease agreement.

          We disburse cash for leasehold improvements and furnishings, fixtures and equipment to build out and equip our leased premises.  We may also expend cash for structural components of the building that we make to leased premises that generally are reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in our leases.  Landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof.  Depending on the specifics of the leased space, the lease agreement and in accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction,” during the construction period, the amounts paid for structural components will be recorded as either prepaid rent or construction-in-progress and the landlord construction contributions will be recorded as either an offset to prepaid rent or as a deemed landlord financing liability.

          Upon completion of construction for those leases that meet the criteria of EITF 97-10, the lease may qualify for sale-leaseback treatment in accordance with SFAS No. 98.  For these leases, the deemed landlord financing liability and the associated construction-in-progress will be removed and the difference will be reclassified to prepaid or deferred rent and amortized over the lease term as an increase or decrease to rent expense.  If the lease does not qualify for sale-leaseback treatment in accordance with SFAS No. 98, the deemed landlord financing liability will be amortized over the lease term based on the rent payments designated in the lease agreement.

Self-Insurance Liability:

          We are self-insured for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employee health benefits and other insurable risks.  The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR claims”) as of the balance sheet date.  Our estimated liabilities are not discounted and are based on information provided by our insurance brokers and insurers, combined with our judgments regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices.  The Company maintains stop-loss coverage with third party insurers to limit its total exposure for each of these programs.  The estimated amounts receivable from our third-party insurers under this coverage are recorded in other assets.  Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims.  If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

Stock-Based Compensation:

          We maintain performance incentive plans under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, deferred shares, performance shares and performance units may be granted to employees, consultants and non-employee directors.  We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Our policy is to grant all stock options at the fair market value of the underlying stock at the date of grant.  Accordingly, we do not recognize compensation expense for company-issued stock options in our financial statements.

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires compensation expense associated with stock options to be included in the financial statements beginning with the first interim or annual period after June 15, 2005.  See Recent Accounting Pronouncements for further discussion.

Income Taxes

          We provide for income taxes based on our estimate of federal and state tax liabilities.  Our estimates include, but are not limited to, effective state and local income tax rates, allowable tax credits for items such as FICA taxes paid on reported tip income, and estimates related to depreciation expense allowable for tax purposes.  Our estimates are made based on the best available information at the time that we prepare our income tax provision.  In making our estimates, we also consider the impact of legislative and judicial developments.  As these developments evolve, we will update our estimates, which, in turn, could result in an adjustment to our effective tax rate.  We usually file our income tax returns many months after our fiscal year-end.  All tax returns are subject to audit by federal and state governments, usually years after the returns are filed, and could be subject to differing interpretations of the tax laws.  See Note 8 to our Consolidated Financial Statements in Item 8 of this report.

Recent Accounting Pronouncements

          In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005.  The Company does not expect the adoption of SFAS No. 151 to have a significant impact on its consolidated financial position or results of operations.

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005.  The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.  The Company is required to adopt SFAS 123R in the third quarter of fiscal 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption.  The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options beginning with the first period restated.  The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share.  The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Impact of Inflation and Changes in the Costs of Key Operating Resources

          Our profitability is dependent, among other things, upon our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy and other supplies and services.  Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our restaurant and bakery customers.  While we have taken steps to qualify multiple suppliers and enter into agreements for some of the commodities used in our restaurant and bakery operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control.  We are currently unable to contract for many of our fresh commodities such as fish and dairy items (except for cream cheese used in our bakery operations) for periods longer than 30 days.  Consequently, such commodities can be subject to unforeseen supply and cost fluctuations.  Dairy costs can also fluctuate due to government regulation.  The impact of inflation on food, labor, energy and occupancy costs can significantly affect the profitability of our restaurant and bakery operations.

          Many of our restaurant and bakery employees are paid hourly rates related to the federal minimum wage, which most recently increased in 1997.  Proposals are currently pending in Congress to again increase the federal minimum wage.  Several state and local governments have recently increased the minimum wage within their jurisdiction and others are presently considering such increases.  Additionally, a general shortage in the availability of qualified restaurant management and hourly workers in certain geographical areas in which we operate has caused related increases in the costs of recruiting and compensating such employees.  Certain operating costs, such as taxes, insurance and other outside services continue to increase with the general level of inflation or higher and may also be subject to other cost and supply fluctuations outside of our control.

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

Seasonality and Quarterly Results

          Our business is subject to seasonal fluctuations. Historically, our highest levels of revenues and net income for our established restaurants have occurred in the second and third quarters of the fiscal year.  Approximately two-thirds of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales.  Patio seating represents approximately 18% of the total available productive seating for all restaurants open as of April 1, 2005 and can be subject to disruption from inclement weather.  Holidays, severe winter weather, hurricanes, thunderstorms and similar conditions may impact restaurant sales volumes seasonally in some of the markets where we operate.  Our bakery operations are seasonal to the extent that the fourth quarter’s sales are typically higher due to holiday business.  Additionally, bakery sales comparisons may fluctuate significantly from quarter to quarter due to the timing and size of orders from our larger bakery customers.  Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated preopening costs.  As a result of these and other factors, the Company’s financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The following discussion of market risks contains forward-looking statements.  Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

          We are exposed to market risk from changes in interest rates on funded debt.  This exposure relates to our $35 million revolving credit and term loan facility (the “Credit Facility”).  There were no borrowings outstanding under the Credit Facility during fiscal 2002, 2003, 2004 and fiscal 2005 through April 1, 2005.  Borrowings under the Credit Facility bear interest at variable rates based on either the prime rate of interest, the lending institution’s cost of funds plus 0.75% or LIBOR plus 0.75%.  A hypothetical 1% interest rate change would not have any current impact on our results of operations.

          A change in market prices also exposes us to market risk related to our investments in marketable securities.  As of December 28, 2004, we held $137.5 million in available-for-sale marketable securities.  A hypothetical 10% decline in the market value of those securities would result in a $13.7 million unrealized loss and a corresponding decline in their fair value.  This hypothetical decline would not affect our cash flows unless the securities were disposed of.

          We purchase food and other commodities for use in our operations, based upon market prices established with our suppliers.  Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control.  To manage this risk in part, we attempt to enter into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements.  However, we are currently unable to contract for many of our fresh commodities such as fish and dairy items (except for cream cheese used in our bakery operations) for periods longer than 30 days.  Dairy costs can also fluctuate due to government regulation.  We believe that substantially all of our food and supplies are available from several sources, which helps to diversify our overall commodity cost risk.  We also believe that we have the ability to increase certain menu prices, or vary certain menu items offered, in response to food commodity price increases.  Some of our commodity purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps.  The Company does not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Consolidated Financial Statements required to be filed hereunder are set forth on pages 43 through 68 of this report.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

Management’s Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2004 based on the criteria in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 28, 2004.

          PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has also audited our management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting as of December 28, 2004 as stated in their report included herein.

Management’s Consideration of the Restatement

          In coming to the conclusion that our disclosure controls and procedures and our internal control over financial reporting were effective as of December 28, 2004, our management considered, among other things, the control deficiency related to the accounting for leases, which resulted in the need to restate our previously issued financial statements as disclosed in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.  After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” paragraph 29 and SAB Topic 5-F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on stockholders’ equity was not material to the financial statements of prior interim or annual periods; and (iii) that we decided to restate our previously issued financial statements solely because the cumulative impact of the error, if recorded in the current period, would have been material to the current year’s reported net income, our management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness.  Furthermore, our management concluded that the control deficiency that resulted in the restatement when aggregated with other deficiencies did not constitute a material weakness.

Changes in Internal Control over Financial Reporting

          There have been no changes in our internal control over financial reporting during our most recent quarter ended December 28, 2004 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

          None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The Company has adopted a code of ethics that applies to, among others, its principal executive officer, principal financial officer, and principal accounting officer.  Information with respect to our executive officers is included in Item 1 of this report.  Other information required by this item is hereby incorporated by reference from the section entitled “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2005 (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

          The information required by this item is hereby incorporated by reference to the sections entitled “Meetings, Attendance and Fees”, “Report of the Compensation Committee of the Board of Directors on Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required by this item is hereby incorporated by reference to the sections entitled “Equity Compensation Plan Information” and “Beneficial Ownership of Principal Stockholders and Management” in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is hereby incorporated by reference to the section entitled “Executive Compensation” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by this item is hereby incorporated by reference to the section entitled “Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(a)	1.	Financial Statements:

		The Consolidated Financial Statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 43 of this report.

	2.	Financial Statement Schedules:

		None.

	3.	Exhibits:

		The Exhibits required to be filed hereunder are listed in the exhibit index included herein at page 69.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Cheesecake Factory Incorporated:

          We have completed an integrated audit of The Cheesecake Factory Incorporated’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 28, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements

          In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Cheesecake Factory Incorporated and its subsidiaries at December 28, 2004 and December 30, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2004 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

          As described in Note 1 to the consolidated financial statements, the Company has restated its 2003 and 2002 consolidated financial statements.

Internal control over financial reporting

          Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 28, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2004 based on criteria established in Internal Control – Integrated Framework issued by COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.  We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

          A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Los Angeles, California
April 1, 2005

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 28, 2004	December 30, 2003

		(restated)
ASSETS
Current assets:
Cash and cash equivalents	$14,041	$15,167
Investments and marketable securities	31,369	33,988
Accounts receivable	8,492	7,360
Other receivables	23,103	18,416
Inventories	22,527	20,434
Prepaid expenses	9,646	12,182
Deferred income taxes	5,368	4,725

Total current assets	114,546	112,272

Property and equipment, net	485,972	369,644

Other assets:
Marketable securities	106,102	87,852
Trademarks	2,327	2,046
Prepaid rent	32,885	25,829
Other	15,885	12,159

Total other assets	158,199	127,886

Total assets	$758,717	$609,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,041	$25,996
Income taxes payable	3,411	—
Other accrued expenses	74,394	55,402

Total current liabilities	109,846	81,398

Deferred income taxes	51,990	35,074
Deferred rent	28,564	20,264
Deemed landlord financing liability	17,025	6,710
Other noncurrent liabilities	8,440	9,631
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 79,884,285 and 52,126,185 shares issued at December 28, 2004 and December 30, 2003, respectively	799	521
Additional paid-in capital	258,812	229,157
Retained earnings	310,624	244,435
Unrealized loss on available-for-sale securities	(897)	(161)
Treasury stock, 1,950,967 and 1,615,950 shares at cost at December 28, 2004 and December 30, 2003, respectively	(26,486)	(17,227)

Total stockholders’ equity	542,852	456,725

Total liabilities and stockholders’ equity	$758,717	$609,802

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Fiscal Year

	2004	2003	2002

		(restated)	(restated)
Revenues:
Restaurant sales	$916,375	$731,273	$603,295
Bakery sales to other foodservice operators, retailers and distributors	52,857	42,562	48,675

Total revenues	969,232	773,835	651,970

Costs and expenses:
Restaurant cost of sales	230,854	175,654	142,998
Bakery cost of sales	26,222	19,716	22,631
Labor expenses	298,387	239,386	200,279
Other operating costs and expenses	223,519	180,963	150,458
General and administrative expenses	40,639	35,817	31,702
Depreciation and amortization expenses	35,943	28,228	23,099
Preopening costs	14,787	12,174	11,019

Total costs and expenses	870,351	691,938	582,186

Income from operations	98,881	81,897	69,784
Interest income, net	2,234	3,354	3,885
Other income	966	2,944	2,178

Income before income taxes	102,081	88,195	75,847
Income tax provision	35,543	30,965	27,076

Net income	$66,538	$57,230	$48,771

Net income per share:
Basic	$0.86	$0.76	$0.66

Diluted	$0.84	$0.74	$0.64

Weighted average shares outstanding:
Basic	77,613	75,633	73,899
Diluted	79,395	77,772	76,737

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unrealized Gain (Loss) on Available-for-Sale Securities	Treasury Stock	Total

Balances, January 1, 2002 as restated (see Note 1)	$486	$159,075	$138,434	$530	$(9,321)	$289,204
Comprehensive income:
Net income as restated	—	—	48,771	—	—
Net unrealized gain	—	—	—	1,134	—

Total comprehensive income as restated						49,905
Issuance of common stock from exercise of stock options	24	21,558	—	—	—	21,582
Tax benefit related to stock options exercised	—	25,361	—	—	—	25,361
Purchase of treasury stock	—	—	—	—	(7,059)	(7,059)

Balances, December 31, 2002 as restated	510	205,994	187,205	1,664	(16,380)	378,993

Comprehensive income:
Net income as restated	—	—	57,230	—	—
Net unrealized loss	—	—	—	(1,825)	—

Total comprehensive income as restated						55,405
Issuance of common stock from exercise of stock options	11	12,644	—	—	—	12,655
Tax benefit related to stock options exercised	—	10,519	—	—	—	10,519
Purchase of treasury stock	—	—	—	—	(847)	(847)

Balances, December 30, 2003 as restated	521	229,157	244,435	(161)	(17,227)	456,725

Comprehensive income:
Net income	—	—	66,538	—	—
Net unrealized loss	—	—	—	(736)	—

Total comprehensive income						65,802
Three-for-two stock split	266	—	(266)	—	—	—
Issuance of common stock from exercise of stock options	12	16,301	—	—	—	16,313
Tax benefit related to stock options exercised	—	13,354	—	—	—	13,354
Dividends paid for fractional shares	—	—	(83)	—	—	(83)
Purchase of treasury stock	—	—	—	—	(9,259)	(9,259)

Balances, December 28, 2004	$799	$258,812	$310,624	$(897)	$(26,486)	$542,852

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Fiscal Year

	2004	2003	2002

		(restated)	(restated)
Cash flows from operating activities:
Net income	$66,538	$57,230	$48,771
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	35,943	28,228	23,099
Gain on available-for-sale securities	(195)	(2,456)	(1,797)
Deferred income taxes	16,668	11,557	11,189
Tax benefit related to stock options exercised	13,354	10,519	25,361
Changes in assets and liabilities:
Accounts receivable	(1,132)	(1,870)	255
Other receivables	(4,606)	(1,794)	(7,070)
Inventories	(2,093)	(2,449)	(7,214)
Prepaid expenses	613	(3,705)	(4,323)
Other	(10,400)	(8,656)	(7,982)
Accounts payable	6,045	11,157	(4,046)
Income taxes payable	3,411	—	(2,837)
Other accrued expenses	25,992	19,800	18,051

Cash provided by operating activities	150,138	117,561	91,457

Cash flows from investing activities:
Additions to property and equipment	(161,898)	(113,327)	(84,624)
Investments in available-for-sale securities	(113,467)	(174,205)	(119,970)
Sales of available-for-sale securities	96,900	155,435	98,338

Cash used in investing activities	(178,465)	(133,097)	(406,256)

Cash flows from financing activities:
Deemed landlord financing proceeds	20,230	6,862	—
Issuance of common stock	12	11	24
Dividends paid for fractional shares	(83)	—	—
Proceeds from exercise of employee stock options	16,301	12,644	21,558
Purchase of treasury stock	(9,259)	(847)	(7,059)

Cash provided by financing activities	27,201	18,670	14,523

Net change in cash and cash equivalents	(1,126)	4,134	(276)
Cash and cash equivalents at beginning of period	15,167	11,033	11,309

Cash and cash equivalents at end of period	$14,041	$15,167	$11,033

Supplemental disclosures:
Interest paid	$492	$112	$—

Income taxes paid	$4,393	$12,730	$283

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies:

Description of Business

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

Fiscal Year

          We utilize a 52/53 week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes.  Fiscal 2004, 2003 and 2002 each consisted of 52 weeks.  Fiscal 2005 will consist of 53 weeks and will end on Tuesday, January 3, 2006.  Fiscal 2006 will consist of 52 weeks.

Restatement of Previously Issued Consolidated Financial Statements

          Restatement of Financial Statements

          We began a review of our lease accounting policies following announcements in December 2004 that several restaurant companies were revising their accounting practices for leases.  In February 2005, the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing the SEC staff’s views relating to certain lease accounting issues.  As a result of our review, we changed our accounting for leases in 2004 and restated our historical financial statements and certain financial information for prior periods to correct errors in our lease accounting policies.  The restatement adjustments are non-cash and had no impact on revenues or net cash flows.

          The changes to our lease accounting policies fall into several different categories.

          Contingent Rent

          We lease all of our restaurant locations under operating lease agreements with terms of approximately 15 to 20 years.  Most of these agreements require us to pay contractual annual rent (“minimum base rent”) plus contingent rent based on a percentage of restaurant sales to the extent this amount exceeds the minimum base rent.  The lease agreements also generally include scheduled increases in the minimum base rent.

1.     Summary of Significant Accounting Policies (continued):

          In prior periods, we recorded rent expense for the greater of the minimum base rent, as adjusted for scheduled increases over the lease term, or the contingent rent based on a percentage of sales.  As our restaurants have consistently operated at very high volumes, contingent rent was historically in excess of such minimum base rent.  Consequently, with respect to leases requiring contingent rent payment, our accounting for rent expense reflected the contingent rent amount.  We have determined that in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 29, “Determining Contingent Rentals,” we should have recorded the straight-lined minimum base rent over the lease term plus contingent rent to the extent it exceeded minimum base rent per the lease agreement.  Total rent expense over the term of the lease will not change as a result of this correction in accounting treatment.  Based on our experience of consistently achieving sales requiring the payment of contingent rent, this adjustment will increase rent expense in the first half of the lease term and likewise decrease rent expense in the second half of the lease term.

          Rent Holiday

          Historically, we began the recognition of rent expense with the stated rent commencement date (generally the date we open to the public) according to the lease.  We have determined that in accordance with SFAS No. 13, “Accounting for Leases,” we should have included the rent holiday period, which is defined as the date from when we began our tenant improvements to the property until the stated rent commencement date per the lease, as part of the lease term for purposes of straight-lining minimum base rent. Of the rent allocated to the rent holiday period, the portion incurred during the tenant improvement construction phase can be capitalized. Once construction is complete and the building is ready for its intended use, rent for the remainder of the holiday period should be expensed.

          Landlord Contributions

          We often receive landlord contributions of monies to offset the costs of constructing structural components for the leased space.  These monies can be direct cash reimbursements or offsets to minimum or percentage rent payments over the term of the lease.  Historically, we have netted these reimbursements against the cost incurred by the Company for the structural components and depreciated the net amount over the lease term. In accordance with SFAS No. 13, “Accounting for Leases,” Emerging Issues Task Force (“EITF”) No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” and SFAS No. 98, “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases,” we should have accounted for each operating lease based on the following criteria:

•	Landlord contributions received in the form of offsets to percentage rent should be recorded as a reduction to rent expense in the period earned.

•

In those cases where we did not meet the criteria of EITF 97-10 for being deemed the owner of the structural components of the building during the construction period, we should have recorded the amounts incurred for those structural components as increases to prepaid rent and the associated landlord contributions earned as deductions to prepaid rent.  Upon completion of construction, the net balance should have been amortized over the term of the lease as an increase or decrease to rent expense.

•

In those cases where we did meet the criteria of EITF 97-10 for being deemed the owner of the structural components of the building, we should have been considered the owner of those structural components during the construction period and we should have recorded amounts paid for these components as construction-in-progress and the associated landlord construction contributions as a deemed landlord financing liability.  Upon completion of construction, for those leases that qualified for sale-leaseback treatment in accordance with SFAS No. 98, we should have removed the deemed landlord financing liability and the associated construction-in-progress and the difference should have been reclassified to prepaid or deferred rent and amortized over the lease term as an increase or decrease to rent expense.  For those leases that did not qualify for sale-leaseback treatment in accordance with SFAS No. 98, we should have amortized the deemed landlord financing liability over the lease term based on the rent payments designated in the lease agreement.

1.     Summary of Significant Accounting Policies (continued):

          We restated our Consolidated Balance Sheet at December 30, 2003 and the Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for the years ended December 30, 2003 and December 31, 2002.  The adjustments associated with the above corrections in our accounting for leases reduced net income by $606,000 and $304,000 and had no impact on diluted net income per share for the years ended December 30, 2003 and December 31, 2002, respectively. These adjustments also resulted in a $267,000 reduction in retained earnings as of January 1, 2002.  We also restated the quarterly financial information for fiscal 2003 and the first three quarters of fiscal 2004 (see Note 15 of the Notes to Consolidated Financial Statements).

          We did not amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement since none of the differences in the prior years’ financial statements are considered by management to be material.  However, we determined the cumulative adjustment for the above corrections to be significant to the 2004 fourth quarter results and, therefore, restated the prior quarterly and annual information included in this Annual Report on Form 10-K.  Accordingly, readers of the financial statements should read the restated information in this Annual Report on Form 10-K as opposed to the previously filed information.

          The effects of our restatement on previously reported Consolidated Financial Statements as of December 30, 2003 and for the years ended December 30, 2003 and December 31, 2002 are summarized as follows.

          The following table reflects the effects of the restatement on the Consolidated Balance Sheet (in thousands):

	December 30, 2003	December 30, 2003

	(as previously reported)	(restated)
Selected Balance Sheet data:
Other receivables	$23,416	$18,416
Prepaid expenses	10,403	12,182
Current assets	115,493	112,272
Property and equipment, net	359,969	369,644
Other receivables	7,371	—
Prepaid rent	—	25,829
Other	12,077	12,159
Total assets	584,808	609,802
Other accrued expenses	55,558	55,402
Current liabilities	81,554	81,398
Deferred income taxes	35,721	35,074
Deferred rent	—	20,264
Deemed landlord financing liability	—	6,710
Retained earnings	245,612	244,435
Total stockholders’ equity	457,902	456,725
Total liabilities and stockholders’ equity	$584,808	$609,802

1.     Summary of Significant Accounting Policies (continued):

          The following table reflects the effect of the restatement on the Consolidated Statements of Operations (in thousands, except per share data)

	Fiscal Year

	2003	2003	2002	2002

	(as previously reported)	(restated)	(as previously reported)	(restated)
Selected Statement of Operations Data:
Other operating costs and expenses	$180,725	$180,963	$150,617	$150,458
Depreciation and amortization expenses	27,960	28,228	22,855	23,099
Preopening costs	11,859	12,174	10,631	11,019
Total costs and expenses	691,117	691,938	581,713	582,186
Income from operations	82,718	81,897	70,257	69,784
Interest income, net	3,466	3,354	3,885	3,885
Income before income taxes	89,128	88,195	76,320	75,847
Income tax provision	31,292	30,965	27,245	27,076
Net income	$57,836	$57,230	$49,075	$48,771
Net income per share:
Basic	$0.76	$0.76	$0.66	$0.66
Diluted	$0.74	$0.74	$0.64	$0.64

          The following table reflects the effect of the restatement on the Consolidated Statements of Cash Flows (in thousands):

	Fiscal Year

	2003	2003	2002	2002

	(as previously reported)	(restated)	(as previously reported)	(restated)
Selected Cash Flow Data:
Net income	$57,836	$57,230	$49,075	$48,771
Depreciation and amortization	27,960	28,228	22,855	23,099
Deferred income taxes	11,884	11,557	11,358	11,189
Other receivables	(4,202)	(1,794)	(7,810)	(7,070)
Prepaid expenses	(3,353)	(3,705)	(3,976)	(4,323)
Other	(3,441)	(8,656)	(2,507)	(7,982)
Other accrued expenses	15,069	19,800	14,735	18,051
Cash provided by operating activities	116,654	117,561	93,452	91,457
Additions to property and equipment	(105,560)	(113,327)	(86,618)	(84,624)
Cash used in investing activities	(124,328)	(132,097)	(108,251)	(106,256)
Deemed landlord financing liability	—	6,862	—	—
Cash provided by financing activities	$11,808	$18,670	$14,523	$14,523

Cash and Cash Equivalents

          We consider all highly liquid investments with an original maturity of three months or less at date of purchase to be cash equivalents.  Amounts receivable from credit card processors, totaling $4.3 million and $3.8 million at December 28, 2004 and December 30, 2003, respectively, are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.  Our centralized cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis.  Checks issued but not yet presented for payment to our bank are reflected as a reduction of cash and cash equivalents in our accompanying consolidated balance sheets.

1.     Summary of Significant Accounting Policies (continued):

Investments and Marketable Securities

          We principally invest our excess cash balances in U.S. Treasury and Agency securities, investment grade corporate debt securities rated “A” or better and money market mutual funds.  We record investments and marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  SFAS No. 115 establishes accounting and reporting requirements for investments in equity securities that have readily determinable fair values and for all investments in debt securities.  We generally classify all of our investments and marketable securities as available-for-sale securities, even though our current liquidity position and requirements provide us with the ability to hold a substantial amount of such securities to maturity.  Debt securities classified as available-for-sale securities are reported at their fair value, with unrealized gains and losses excluded from net income and reported as a separate component of stockholders’ equity (net of the related tax effect) until realized.  Fair value is determined by the most recently traded price of each security at the balance sheet date, plus any accrued interest.  Realized gains or losses are determined on the specific identification cost method.  At December 28, 2004 and December 30, 2003, all of our investments and marketable securities were classified in the available-for-sale category.

Accounts and Other Receivables

          Our accounts receivable principally result from credit sales to bakery customers.  Other receivables consist of various amounts due from landlords, insurance providers and others in the ordinary course of business, refundable income taxes and accrued interest on investments and marketable securities.

Concentration of Credit Risk

          Financial instruments that potentially subject us to a concentration of credit risk are cash and cash equivalents, investments and marketable securities, and accounts receivable.  We currently maintain a majority of our day-to-day operating cash balances with two major financial institutions. At times, cash balances may be in excess of FDIC insurance limits.  We place our temporary excess cash with major financial institutions that, in turn, invest in investment-grade commercial paper and other corporate obligations rated “A” or higher, certificates of deposit, government obligations and other investments and marketable securities.  Our investment policy limits the amount of exposure to any one institution or investment.  With respect to marketable securities, the net unrealized gain or loss on our investment portfolio as of December 28, 2004 and December 30, 2003 has been reported (net of the related tax effect) as a separate component within the stockholders’ equity section of our consolidated balance sheets.  We consider the concentration of credit risk for accounts receivable to be minimal as a result of our significant number of outside bakery customers, as well as the payment histories and general financial condition of our larger outside bakery customers.

Inventories

          Inventories are stated at the lower of cost (first-in, first-out) or market and consist of restaurant smallware, food and other supplies, bakery raw materials and bakery finished goods.

1.     Summary of Significant Accounting Policies (continued):

Property and Equipment

          We record all property and equipment at cost less accumulated depreciation.  Improvements are capitalized while repairs and maintenance costs are expensed as incurred.  Leasehold improvements include the cost of our internal development and construction department.  Depreciation is calculated using the straight-line method over the estimated useful life of the assets or the primary lease terms of the respective leases plus any exercised extensions of those lease terms, whichever is shorter.  Depreciation periods are as follows:

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

Accounting for Long-Lived Assets

          We review our property and equipment and intangible assets whenever events or changes in circumstances indicate that the carrying value of those assets might not be recoverable.  In evaluating whether an asset has been impaired, we compare the expected undiscounted future cash flows to be generated by the asset to the asset’s carrying value.  If the sum of the undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized to the extent the carrying value exceeds the fair value of the asset.

Revenue Recognition

          Revenues from restaurant sales are recognized when payment is tendered at the point of sale. Revenues from our gift cards (also known as stored value cards) are recognized upon redemption in our restaurants. Until the redemption of gift cards occurs, all outstanding balances on such cards are included in “other accrued expenses” on our accompanying consolidated balance sheets.  Revenues from bakery sales to other foodservice operators, retailers and distributors are recognized when the products are shipped.  Our consolidated revenues are net of all intercompany eliminations.

Leases

          We currently lease all of our restaurant locations.  We account for our leases under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” and subsequent amendments which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes.  All of our restaurant leases are classified as operating leases pursuant to the requirements of SFAS No. 13.

          Minimum base rent for our operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the initial lease term and those renewal periods that have been exercised.  The initial rent term includes the “build-out”, or rent holiday period, for our leases, where no rent payments are typically due under the terms of the lease. Contingent rent expense, which is based on a percentage of revenue, is also recorded to the extent it exceeds minimum base rent per the lease agreement.

1.     Summary of Significant Accounting Policies (continued):

          We disburse cash for leasehold improvements and furnishings, fixtures and equipment to build out and equip our leased premises.  We may also expend cash for structural components of the building that we make to leased premises that generally are reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in our leases.  Landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. Depending on the specifics of the leased space, the lease agreement and in accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction,” during the construction period, the amounts paid for structural components will be recorded as either prepaid rent or construction-in-progress and the landlord construction contributions will be recorded as either an offset to prepaid rent or as a deemed landlord financing liability.

          Upon completion of construction for those leases that meet the criteria of EITF 97-10, the lease may qualify for sale-leaseback treatment in accordance with SFAS No. 98.  For these leases, the deemed landlord financing liability and the associated construction-in-progress will be removed and the difference will be reclassified to prepaid or deferred rent and amortized over the lease term as an increase or decrease to rent expense.  If the lease does not qualify for sale-leaseback treatment in accordance with SFAS No. 98, the deemed landlord financing liability will be amortized over the lease term based on the rent payments designated in the lease agreement.

Preopening Costs

          Preopening costs are expensed as incurred.

Self-Insurance Liability

          We are self-insured for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employee health benefits and other insurable risks.  The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR claims”) as of the balance sheet date.  Our estimated liabilities are not discounted and are based on information provided by our insurance brokers and insurers, combined with our judgments regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices.  The Company maintains stop-loss coverage with third party insurers to limit its total exposure for each of these programs.  The estimated amounts receivable from our third-party insurers under this coverage are recorded in other assets and were $3.5 million at December 28, 2004.  Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims.  If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

Advertising Costs

          Advertising costs are expensed as incurred.  Advertising expenses for all years presented were insignificant.

1.     Summary of Significant Accounting Policies (continued):

Income Taxes

          Deferred income tax assets and liabilities are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Income tax benefits credited to stockholders’ equity relate to tax benefits associated with amounts that are deductible for income tax purposes but do not impact net income.  These benefits are principally generated from employee exercises of non-qualified stock options.

Stock-Based Compensation

          We maintain performance incentive plans under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, deferred shares, performance shares and performance units may be granted to employees, consultants and non-employee directors.  We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Our policy is to grant all stock options at the fair market value of the underlying stock at the date of grant.  Accordingly, we do not recognize compensation expense for company-issued stock options in our financial statements.

          The Company has determined pro forma amounts as if the fair value method required by SFAS No. 123, “Accounting for Stock-Based Compensation” had been applied to its stock-based compensation.  The pro forma effect on net income as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock option was as follows for fiscal 2004, 2003 and 2002 (in thousands, except net income per share):

	Fiscal 2004	Fiscal 2003	Fiscal 2002

		(restated)	(restated)
Net income, as reported	$66,538	$57,230	$48,771
Net income, pro forma	$57,455	$49,737	$42,422
Basic net income per share, as reported	$0.86	$0.76	$0.66
Basic net income per share, pro forma	$0.74	$0.66	$0.57
Diluted net income per share, as reported	$0.84	$0.74	$0.64
Diluted net income per share, pro forma	$0.72	$0.64	$0.55

          The weighted average fair value at date of grant for options issued in fiscal 2004, 2003 and 2002 was $14.17, $10.67 and $11.13 per option, respectively.  The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for each respective fiscal year: (a) no dividend yield on our stock, (b) expected volatility of our stock of 44.12%, 48.91% and 49.20%, (c) a risk-free interest rate of 3.67%, 3.78% and 4.19%, and (d) expected option lives of six years in all years presented.

          The Black-Scholes option pricing model was developed to estimate the fair value of traded options that have no vesting restrictions and are fully transferable.  Option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Since company-issued stock options have characteristics significantly different from those of traded options, and since changes in the subjective input assumptions utilized by option pricing models can materially affect the fair value estimate of stock options derived from such models, management believes that existing option valuation models do not necessarily provide a reliable single measure of the fair value of company-issued stock options.  Since company-issued stock options do not trade on a secondary exchange, their holders cannot receive any value or derive any benefit unless the market price of the underlying stock has increased above the grant price of the stock option at the time the option becomes exercisable.

1.     Summary of Significant Accounting Policies (continued):

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires compensation expense associated with stock options to be included in the financial statements beginning with the first interim or annual period after June 15, 2005.  See Recent Accounting Pronouncements for further discussion.

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

Comprehensive Income

          Comprehensive income includes net income and other comprehensive income items that are excluded from net income under accounting principles generally accepted in the United States of America. Other than net income, unrealized gains or losses on available-for-sale securities are our only comprehensive income item.

Use of Estimates

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

Reclassifications

          Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Recent Accounting Pronouncements

          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” – an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005.  The Company does not expect the adoption of SFAS No. 151 to have a significant impact on its consolidated financial position or results of operations.

1.     Summary of Significant Accounting Policies (continued):

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005.  The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.  The Company is required to adopt SFAS 123R in the third quarter of fiscal 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.  The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options beginning with the first period restated.  The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

2.     Investments and Marketable Securities:

          Investments and marketable securities consisted of (in thousands):

Classification	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Maturity

At December 28, 2004:
Current assets:
Available-for-sale securities:
Corporate debt securities	$21,520	$—	$(77)	$21,443	March 2005 to December 2005
U.S. Treasury securities	9,974	—	(48)	9,926	January 2005 to December 2005

Total	$31,494	$—	$(125)	$31,369

Other assets:
Available-for-sale securities:
Corporate debt securities	$48,825	$12	$(401)	$48,436	January 2006 to August 2009
U.S. Treasury securities	58,534	13	(881)	57,666	March 2006 to September 2009

Total	$107,359	$25	$(1,282)	$106,102

At December 30, 2003:
Current assets:
Available-for-sale securities:
Corporate debt securities	$11,331	$16	$—	$11,347	January 2004 to December 2004
U.S. Treasury securities	22,604	37	—	22,641	February 2004 to November 2004

Total	$33,935	$53	$—	$33,988

Other assets:
Available-for-sale securities:
Corporate debt securities	$28,469	$95	$(29)	$28,535	February 2005 to March 2009
U.S. Treasury securities	59,687	20	(390)	59,317	January 2005 to February 2019

Total	$88,156	$115	$(419)	$87,852

3.     Other Receivables:

          Other receivables consisted of (in thousands):

	December 28, 2004	December 30, 2003

		(restated)
Landlord construction allowances	$12,550	$7,950
Refundable income taxes	370	5,879
Accrued interest on investments	1,256	1,079
Other	8,927	3,508

Total other receivables	$23,103	$18,416

4.     Inventories:

          Inventories consisted of (in thousands):

	December 28, 2004	December 30, 2003

Restaurant smallware	$11,163	$8,687
Restaurant food and supplies	8,007	6,906
Bakery finished goods	1,225	3,641
Bakery raw materials	2,132	1,200

Total	$22,527	$20,434

5.     Property and Equipment:

          Property and equipment consisted of (in thousands):

	December 28, 2004	December 30, 2003

		(restated)
Land and related improvements	$11,910	$1,783
Buildings	17,687	6,464
Fixtures and equipment	170,668	140,416
Leasehold improvements	382,281	282,748
Computer equipment	27,837	20,352
Automotive equipment	249	249
Construction in progress	30,980	37,508

Property and equipment, total	641,612	489,520
Less: accumulated depreciation and amortization	(155,640)	(119,876)

Property and equipment, net	$485,972	$369,644

          Repair and maintenance expenses for fiscal 2004, 2003 and 2002 were $12.5 million, $10.5 million and $9.0 million, respectively.

6.     Other Accrued Expenses:

          Other accrued expenses consisted of (in thousands):

	December 28, 2004	December 30, 2003

		(restated)
Insurance	$18,323	$14,670
Gift cards and certificates	18,556	12,943
Salaries and wages	8,649	7,124
Employee benefits	6,218	5,674
Payroll and sales taxes	6,631	5,399
Rent and related expenses	5,214	3,739
Other	10,803	5,853

Total	$74,394	$55,402

7.     Commitments and Contingencies:

          We lease all of our restaurant locations under operating leases, with primary terms ranging from 10 to 25 years.  The restaurant leases typically include land and building shells, require contingent rent above the minimum base rent payments based on a percentage of sales ranging from 3.5% to 10%, and require various expenses incidental to the use of the property.  Most leases have renewal options.  We have always exercised our renewal options in the past.  We also lease certain restaurant and bakery equipment under operating lease agreements.

          The aggregate minimum annual lease payments under operating leases (including those for seven restaurants with executed leases as of December 28, 2004 that are planned for fiscal 2005 openings) are as follows (in thousands):

2005	$33,924
2006	35,520
2007	36,332
2008	35,274
2009	36,213
Thereafter	480,606

Total minimum lease commitments	$657,869

          Rent expense charged to operations on all operating leases were as follows (in thousands):

	Fiscal 2004	Fiscal 2003	Fiscal 2002

		(restated)	(restated)
Straight-lined minimum base rent	$37,106	$30,400	$23,682
Contingent rent	17,233	13,570	12,680
Other charges	13,182	9,829	7,795

Total	$67,521	$53,799	$44,157

          With respect to the seven potential restaurant locations with executed leases as of December 28, 2004 that are currently planned for openings in fiscal 2005, we have estimated construction commitments (leasehold improvements and fixtures and equipment), net of agreed-upon up-front cash landlord construction contributions, totaling approximately $43 million.

          As credit guarantees to insurers, the Company is contingently liable under standby letters of credit issued under the Credit Facility.  As of December 28, 2004, the Company had $14.25 million of standby letters of credit related to the self-insurance liabilities accrued in the Company’s Consolidated Financial Statements. All standby letters of credit are renewable annually.

7.     Commitments and Contingencies (continued):

          We are self-insured for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employee health benefits and other insurable risks.  The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR claims”) as of the balance sheet date.  Our estimated liabilities are not discounted and are based on information provided by our insurance brokers and insurers, combined with our judgments regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices.  The Company maintains stop-loss coverage with third party insurers to limit its total exposure for each of these programs.  The estimated amounts receivable from our third-party insurers under this coverage are recorded in other assets.  Significant judgment is required to estimate IBNR claims as parties have yet to assert such claims.  If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

          The Attorney General of the State of California (State Attorney General) filed lawsuits on or about April 10, 2003 in the Los Angeles County Superior Court against the Company, as well as several other restaurant chains, alleging that the defendants violated the provisions of an initiative statute known as “Proposition 65” and California Business and Professions Code Section 17200 by offering for sale in California certain types of fish allegedly containing mercury and mercury compounds without providing the warnings required by Proposition 65.  The Company has reached a settlement with the State Attorney General’s office, which requires the Company to pay $13,000 in settlement and penalties and $10,000 in attorney’s fees and costs as well as to post a prescribed notice at its restaurants in California.

          In December 2002, two former hourly restaurant employees in California filed a lawsuit in the Superior Court in Orange County, California against the Company alleging violations of California labor laws with respect to providing meal and rest breaks.  In October 2003, an hourly restaurant employee in California filed a lawsuit in Superior Court in Orange County, California against the Company alleging violations of California labor laws with respect to the providing of meal and rest breaks and improper deductions, among other claims.  In May 2004, an hourly restaurant employee filed a lawsuit alleging similar violations in Superior Court in Los Angeles County, California.  These cases were filed on behalf of the named plaintiffs and other purported class members.  The parties have completed settlement negotiations, and the designated plaintiffs in all three cases and their attorneys have executed a settlement agreement with the Company.  Approval of such settlement will be sought from the Superior Court.  A number of former and current employees also filed individual wage and hour claims, based upon alleged similar violations, directly with various offices of the California Division of Labor Standards Enforcement (DLSE).  Hearings on most of these claims are currently being deferred by the various offices of the DLSE pending approval of the litigation settlement by the Superior Court. The DLSE claims filed by employees who joined the approved settlement will also be resolved by such settlement.  In the third quarter of 2004, the Company recorded a $4.5 million reserve based on an estimate of the ultimate costs, expenses and fees which may be incurred in connection with these matters. Revisions to this estimate may be made in the future and will be reported in the periods in which additional information is known.

          The Company is also subject to other private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business.  Such claims typically involve claims from guests, employees and others related to operational issues common to the foodservice industry.  A number of such claims may exist at any given time.  We could be affected by adverse publicity resulting from such allegations, regardless of whether or not such allegations are valid or whether we are determined to be liable.  From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks.  We believe that the final disposition of such lawsuits, proceedings and claims will not have a material adverse effect on our financial position, results of operations or liquidity.  It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

7.     Commitments and Contingencies (continued):

          We have severance and employment agreements with certain of our executive officers that provide for payments to those officers in the event of a termination of their employment as a result of a change in control of the Company or without cause, as defined in those agreements.  Aggregate payments totaling approximately $2.8 million would have been required by those agreements had all such officers terminated their employment for those reasons as of December 28, 2004.  In addition, the employment agreement with our chief executive officer specifies an annual founder’s retirement benefit equal to 20% of his base salary (in effect immediately prior to termination) for the first ten years after termination of his full time employment, increasing to 40% for each year thereafter until his death.  During 2004, the Company incurred compensation expense of $325,000 for this retirement benefit, with a projected future obligation of $1.2 million.

8.     Income Taxes:

          The provision for income taxes consisted of the following (in thousands):

	Fiscal 2004	Fiscal 2003	Fiscal 2002

		(restated)	(restated)
Income before income taxes	$102,081	$88,195	$75,847

Income tax provision:
Current:
Federal	$15,467	$16,064	$13,385
State	3,408	3,344	2,502

Total current	18,875	19,408	15,887
Deferred	16,668	11,557	11,189

Total	$35,543	$30,965	$27,076

          The following is a reconciliation between the U.S. federal statutory rate and the effective tax rate:

	Fiscal 2004	Fiscal 2003	Fiscal 2002

		(restated)	(restated)
Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and district income taxes, net of federal income tax benefit	4.2	3.5	3.7
FICA tip credit and other credits	(4.5)	(3.7)	(3.4)
Deferred compensation, dividends received deduction and other	0.1	0.3	0.4

Effective tax rate	34.8%	35.1%	35.7%

8.     Income Taxes (continued):

          The temporary differences which give rise to deferred income tax assets and liabilities are as follows (in thousands):

	December 28, 2004	December 30, 2003

		(restated)
Current deferred tax assets/(liabilities):
Employee benefits	$5,575	$4,055
Insurance	5,113	4,803
Inventory	(4,165)	(3,112)
Other, net	(1,155)	(1,021)

Total	$5,368	$4,725

Noncurrent deferred tax assets/(liabilities):
Property and equipment	$(60,334)	$(39,987)
Tax credit carryforwards	5,237	3,271
Other, net	3,107	1,642

Total	$(51,990)	$(35,074)

          The Company’s tax credit carryforwards, representing primarily FICA tip credits, begin to expire in 2023.  We have not recorded a valuation allowance against these credits as we believe it is more likely than not that future taxable income will be sufficient to fully realize the benefit of these credits.

9.     Long-term Debt:

          We maintain a $35 million revolving credit and term loan facility (the “Credit Facility”) with a major financial institution.  As of December 28, 2004 and December 30, 2003, there were no borrowings outstanding under the Credit Facility.  $14.25 million of the Credit Facility has been reserved to support standby letters of credit for our insurance programs, which reduces the limit available for borrowing under the Credit Facility by an equal amount.  The terms of the Credit Facility provide for, among other things, borrowings under the Credit Facility to bear interest at variable rates based, at our option, on either the prime rate of interest, the lending institution’s cost of funds rate plus 0.75% or the applicable LIBOR rate plus 0.75%.  The Credit Facility expires on December 31, 2006.  On that date, a maximum of $35 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates.  The Credit Facility is not collateralized and requires us to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of our operations, with which we are currently in compliance.

10.     Stockholders’ Equity:

          We effected a three-for-two stock split in the form of a 50% stock dividend on December 8, 2004.  In connection with this stock split, $266,000 was transferred to common stock from retained earnings and $83,000 was paid to stockholders for fractional shares.  All references in the Consolidated Financial Statements to shares of common stock and related prices, weighted average number of shares, per share amounts and stock option plan data have been adjusted to reflect the stock split, except for the number of shares issued at December 30, 2003 listed on the Consolidated Balance Sheets.

          During fiscal 2004, our Board of Directors increased the share repurchase authorization of our common shares to 6,000,000 from 2,531,250.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us.  The Company repurchased 335,017 shares of our common stock for $9.3 million during fiscal 2004.  As of December 28, 2004, we had repurchased a total of 1,950,967 shares for a total cost of $26.5 million under this authorization.  The Company’s stock repurchase plan will be used to minimize the dilutive impact of our stock option programs.  The repurchased common stock is reflected as a reduction of stockholders’ equity.

11.     Stock Options:

          The Company maintains stock option plans under which incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares, deferred shares, performance shares and performance units may be granted to employees, consultants and non-employee directors.  All stock options are granted at the fair market value of the underlying stock on the date of the grant, generally vest at 20% per year, and become exercisable provided the Company meets or exceeds certain performance criteria approved by our Board of Directors.  Our stock options generally expire ten years from the date of grant.  Transactions during fiscal 2004, 2003 and 2002 under our stock option plans were as follows:

	Fiscal 2004	Fiscal 2003	Fiscal 2002

Options outstanding at start of year	7,549,583	7,820,613	9,575,289
Options granted	2,003,425	2,002,508	2,188,451
Options exercised	(1,681,896)	(1,695,442)	(3,578,381)
Options cancelled	(419,425)	(578,096)	(364,746)

Options outstanding at end of year	7,451,687	7,549,583	7,820,613

Options exercisable at end of year	1,581,433	2,046,990	2,037,183
Options available for grant at end of year	10,974,143	3,408,143	4,832,555

          Weighted average option exercise price information for fiscal 2004, 2003 and 2002 was as follows:

	Fiscal 2004	Fiscal 2003	Fiscal 2002

Options outstanding at start of year	$15.14	$12.43	$8.02
Options granted	$28.77	$20.89	$21.79
Options exercised	$9.55	$7.47	$6.01
Options cancelled	$21.18	$21.01	$15.73
Options outstanding at end of year	$19.73	$15.14	$12.43

          The following table sets forth information with respect to stock options as of December 28, 2004:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Amount Outstanding as of 12/28/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Amount Exercisable as of 12/28/04	Weighted Average Exercise Price

$ 3.58 - $10.87	1,302,768	4.29 years	$7.23	951,431	$6.60
$11.56 - $18.61	1,389,665	6.35	$15.65	271,422	$15.23
$18.75 - $21.22	1,375,877	8.11	$20.03	158,850	$19.75
$21.45 - $23.77	1,337,377	7.53	$22.45	166,730	$22.39
$23.89 - $29.36	1,753,500	9.15	$28.05	33,000	$29.06
$29.45 - $32.74	292,500	9.70	$30.93	0	$0.00

$ 3.58 - $32.74	7,451,687	7.32	$19.73	1,581,433	$11.54

12.     Employee Benefit Plans:

          We have established two defined contribution benefit plans (the “401(k) Plans”), one for our Cheesecake Factory restaurant and corporate support employees, and another for our Grand Lux Cafe restaurant employees, in accordance with section 401(k) of the Internal Revenue Code.  The 401(k) Plans are open to all employees who meet certain compensation and eligibility requirements.  The 401(k) Plans allow participating employees to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options.  We currently match in cash a certain percentage of the employee contributions to the 401(k) Plans and also pay for related administrative expenses, neither of which were significant amounts during fiscal 2004, 2003 and 2002.

12.     Employee Benefit Plans (continued):

          We have also established an Executive Savings Plan (the “ESP”).  The ESP is a nonqualified deferred compensation plan for our highly compensated employees as defined in the ESP and who are otherwise ineligible for participation in our 401(k) plans.  The ESP allows participating employees to defer the receipt of a portion of their base compensation and up to 100% of their eligible bonuses.  Non-employee directors can also participate in the ESP and defer the receipt of their fees.  We match in cash a certain percentage of the base compensation deferred by participating employees and also pay for related administrative expenses, neither of which were significant amounts during fiscal 2004, 2003 and 2002.  Employee deferrals and our match are deposited into a “rabbi” trust established by the Company, and the funds are generally invested in individual variable life insurance contracts owned by the Company that are specifically designed to informally fund savings plans of this nature.  Our Consolidated Balance Sheets reflect the Company’s investment in variable life insurance contracts in the “Other assets” category.  The Company’s obligation to participating employees is reflected in the “Other noncurrent liabilities” category.  All income and expenses related to the rabbi trust are reflected in our Consolidated Statements of Operations.

          We maintain a self-insured medical and dental benefit plan for our employees.  We have purchased both individual and aggregate stop-loss coverage in order to limit our exposure to any significant medical claims.  Self-insured medical benefit plan expenses are accrued based upon our estimate of the aggregate liability for uninsured claims incurred using actuarial methods commonly followed in the insurance industry and our historical experience.  The accrued liability for our self-insured medical benefit plan (included in “Other accrued expenses”) as of December 28, 2004 and December 30, 2003 was $2,042,000 and $2,088,000, respectively.

13.     Stockholder Rights Plan:

          The Company has a stockholder rights plan which provides for the distribution to stockholders of one right to purchase a unit equal to 1/100 of a share of junior participating cumulative preferred stock.  The rights are evidenced by our common stock certificates and automatically trade with our common stock.  The rights are not exercisable unless a person or group acquires (or commences a tender or exchange offer or announces an intention to acquire) 15% or more of our common stock without the approval of our Board of Directors.  When declared exercisable, holders of the rights (other than the acquiring person or group) would have the right to purchase units of junior participating cumulative preferred stock having a market value equal to two times the exercise price of each right, which is $110.  Additionally, if we are thereafter merged into another entity, or more than 50% of our consolidated assets or earnings power is sold or transferred, holders of the rights will be entitled to buy common stock of the acquiring person or group equal to two times the exercise price of each right.  The rights expire on August 4, 2008, unless redeemed earlier by us.

14.     Segment Information:

          The Company operates in two business segments.  Restaurants include both The Cheesecake Factory and Grand Lux Cafe, which have similar investment criteria and economic and operating characteristics.  The bakery segment produces baked desserts and other products for our restaurants and for other foodservice operators, retailers and distributors. Bakery sales to the restaurants are recorded at prices similar to third-party national accounts.  Unallocated corporate expenses, assets and capital expenditures are presented below as reconciling items to the amounts presented in the consolidated financial statements.

	Fiscal Year

	2004	2003	2002

		(restated)	(restated)
Revenue:
Restaurants	$916,375	$731,273	$603,295
Bakery	85,984	69,305	70,472
Intercompany bakery sales	(33,127)	(26,743)	(21,797

	$969,232	$773,835	$651,970

Operating income:
Restaurants	$124,559	$108,003	$89,746
Bakery	13,927	9,125	11,386
Corporate	(39,605)	(35,231)	(31,348

	$98,881	$81,897	$69,784

Total assets:
Restaurants	$515,762	$406,065	$303,969
Bakery	28,938	27,477	26,083
Corporate	214,017	176,260	151,091

	$758,717	$609,802	$481,143

Capital expenditures:
Restaurants	$133,358	$108,590	$75,289
Bakery	3,299	1,368	1,154
Corporate	25,241	3,369	8,181

	$161,898	$113,327	$84,624

Decreciation and amortization:
Restaurants	$32,421	$25,176	$20,301
Bakery	1,492	1,385	1,308
Corporate	2,030	1,667	1,490

	$35,943	$28,228	$23,099

15.     Quarterly Financial Data (unaudited):

          Summarized unaudited quarterly financial data (in thousands, except per share data) for fiscal 2004 and 2003, restated as discussed in Note 1 of Notes to Consolidated Financial Statements, is as follows:

Quarter Ended:	March 30, 2004	June 29, 2004	September 28, 2004	December 28, 2004

	(restated)	(restated)	(restated)
Total revenues	$220,534	$234,920	$247,683	$266,095
Income from operations	$24,468	$26,455	$18,504	$29,454
Net income	$16,593	$17,620	$12,388	$19,937
Diluted net income per share (1)	$0.21	$0.22	$0.16	$0.25

Quarter Ended:	April 1, 2003	July 1, 2003	September 30, 2003	December 30, 2003

	(restated)	(restated)	(restated)	(restated)
Total revenues	$172,860	$188,620	$197,832	$214,523
Income from operations	$17,913	$21,922	$20,545	$21,517
Net income	$12,579	$15,222	$14,251	$15,178
Diluted net income per share (1)	$0.16	$0.20	$0.18	$0.19

Quarter Ended:	March 30, 2004	June 29, 2004	September 28, 2004

	(as previously reported)	(as previously reported)	(as previously reported)
Total revenues	$220,534	$234,920	$247,683
Income from operations	$24,462	$26,648	$18,978
Net income	$16,655	$17,812	$12,784
Diluted net income per share (1)	$0.21	$0.22	$0.16

Quarter Ended:	April 1, 2003	July 1, 2003	September 30, 2003	December 30, 2003

	(as previously reported)	(as previously reported)	(as previously reported)	(as previously reported)
Total revenues	$172,860	$188,620	$197,832	$214,523
Income from operations	$18,006	$21,994	$20,678	$22,040
Net income	$12,639	$15,269	$14,358	$15,570
Diluted net income per share (1)	$0.16	$0.20	$0.18	$0.20

(1)	Diluted net income per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.

EXHIBIT INDEX

2.1	Form of Reorganization Agreement (1)

3.1	Certificate of Incorporation of the Company (1)

3.2	Bylaws of the Company (2)

3.3	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock, $.01 par value (3)

3.4	Form of Rights Agreement dated as of August 4, 1998 between the Company and U.S. Stock Transfer Corporation (3)

3.5	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (4)

3.6	Certificate of Amendment of Certificate of Incorporation (as corrected) of the Company

10.1	David Overton Employment Agreement*

10.2	The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan (1)*

10.3	Amended and Restated Annual Performance Incentive Plan*

10.4	The Cheesecake Factory Incorporated 1997 Non-Employee Director Stock Option Plan (5)*

10.5	Amendment to The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan (6)*

10.6	Debby R. Zurzolo Employment Agreement (7)*

10.7	Amended and Restated 2001 Omnibus Stock Incentive Plan (5)*

10.8	Peter J. D’Amelio Employment Agreement (8)*

10.9	Credit Facility (9)

10.10	Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan (5)*

10.11	Executive Savings Plan (10)*

10.12	First Amendment to Executive Savings Plan (10)*

10.13	Second Amendment to Executive Savings Plan (10)*

10.14	Third Amendment to Executive Savings Plan (10)*

10.15	Form of Indemnification Agreement (10)*

10.16	Nonqualified Stock Option Agreement under the Company’s 1997 Non-Employee Director Stock Option Plan (11)*

10.17	Nonqualified Stock Option Agreement under the Company’s 2001 Omnibus Stock Incentive Plan (11)*

10.18	Agreement of Purchase and Sale and Joint Escrow Instructions (12)

10.19	Compensation for Non-Employee Directors (13)

10.20	First Amendment to Credit Agreement (13)

10.21	Peter J. D’Amelio Relocation Agreement (14)*

11.0	Statement Regarding Computation of Net Income Per Share

14.0	Amended and Restated Code of Ethics for Executive Officers, Senior Financial Officers and Directors (15)

21.0	Subsidiaries of the Company

23.0	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David Overton

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Michael J. Dixon

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit.

(1)	Previously filed and incorporated by reference herein from the Registrant’s Registration Statement on Form S-1 (No. 33-47936).

(2)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended September 30, 2003.

(3)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-A dated August 19, 1998.

(4)	Previously filed and incorporated by reference herein from the Registrant’s post-effective Amendment No. 1 to its Registration Statement on Form 8-A.

(5)	Previously filed and incorporated by reference herein from the Registrant’s Form S-8 dated August 12, 2004.

(6)	Previously filed and incorporated by reference herein from the Registrant’s Form S-8 dated January 8, 1999.

(7)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended June 29, 1999.

(8)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended July 1, 2003.

(9)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K dated February 11, 2004.

(10)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-K for the fiscal year ended December 30, 2003.

(11)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q dated October 20, 2004.

(12)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q dated April 23, 2004.

(13)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K dated February 7, 2005.

(14)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K dated December 4, 2004.

(15)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K dated March 30, 2004.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of April 2005.

THE CHEESECAKE FACTORY INCORPORATED

By:	/s/ DAVID OVERTON

David Overton Chairman of the Board and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on this 29th day of March 2005.

Name	Title	Date

/s/ DAVID OVERTON	Chairman of the Board and	April 4, 2005
Chief Executive Officer
David Overton	(Principal Executive Officer)

/s/ MICHAEL J. DIXON	Senior Vice President and	April 4, 2005
Chief Financial Officer
Michael J. Dixon	(Principal Financial Officer)

/s/ CHERYL M. SLOMANN	Controller and	April 4, 2005
Chief Accounting Officer
Cheryl M. Slomann	(Principal Accounting Officer)

/s/ THOMAS L. GREGORY	Coordinating Director	April 4, 2005

Thomas L. Gregory

/s/ WAYNE H. WHITE	Director	April 4, 2005

Wayne H. White

/s/ JEROME I. KRANSDORF	Director	April 4, 2005

Jerome I. Kransdorf

/s/ KARL L. MATTHIES	Director	April 4, 2005

Karl L. Matthies