Form 10-K/A
period 2004-12-28
CHEESECAKE FACTORY INCORPORATED
filed 2005-04-06
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

          The Cheesecake Factory Incorporated is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 28, 2004 solely to correct three typographical errors appearing in the consolidated financial statements included in Part II, Item 8 of the Form 10-K.  Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, this amendment also includes new Rule 13(a)-14(a)/15d-14(a) certifications as Exhibits 31.1 and 31.2, and new certifications pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 32.1 and 32.2.  This Amendment No. 1 on Form 10-K/A continues to speak as of the date of the original Form 10-K, and the Registrant has not updated the disclosure to reflect any events that occurred at a later date.

          The corrected numbers are as follows:

CONSOLIDATED BALANCE SHEETS
(In Thousands)

December 28, 2004

ASSETS
Other assets:
Prepaid rent	$33,885

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Fiscal Year

	2003	2002

	(restated)	(restated)
Cash flows from investing activities:
Cash used in investing activities	$(132,097)	$(106,256)

PART I

ITEM 1:	BUSINESS

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

	Fiscal Year

	2004	2003	2002

		(restated) (1)	(restated) (1)
Revenues:
Restaurant sales	94.5%	94.5%	92.5%
Bakery sales to other foodservice operators, retailers and distributors	5.5	5.5	7.5

Total revenues	100.0	100.0	100.0

Costs and expenses:
Restaurant cost of sales	23.8	22.7	21.9
Bakery cost of sales	2.7	2.5	3.5
Labor expenses	30.8	30.9	30.7
Other operating costs and expenses	23.1	23.4	23.1
General and administrative expenses	4.2	4.6	4.9
Depreciation and amortization expenses	3.7	3.7	3.5
Preopening costs	1.5	1.6	1.7

Total costs and expenses	89.8	89.4	89.3

Income from operations	10.2	10.6	10.7
Interest income, net	0.2	0.4	0.6
Other income, net	0.1	0.4	0.3

Income before income taxes	10.5	11.4	11.6
Income tax provision	3.7	4.0	4.1

Net income	6.8%	7.4%	7.5%

(1)	We have restated previously reported consolidated financial statements to reflect certain adjustments as discussed in Note 1 of Notes to Consolidated Financial Statements in Item 8 of this report.

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

PricewaterhouseCoopers LLP
Los Angeles, California
April 1, 2005

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 28, 2004	December 30, 2003

		(restated)
ASSETS
Current assets:
Cash and cash equivalents	$14,041	$15,167
Investments and marketable securities	31,369	33,988
Accounts receivable	8,492	7,360
Other receivables	23,103	18,416
Inventories	22,527	20,434
Prepaid expenses	9,646	12,182
Deferred income taxes	5,368	4,725

Total current assets	114,546	112,272

Property and equipment, net	485,972	369,644

Other assets:
Marketable securities	106,102	87,852
Trademarks	2,327	2,046
Prepaid rent	33,885	25,829
Other	15,885	12,159

Total other assets	158,199	127,886

Total assets	$758,717	$609,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,041	$25,996
Income taxes payable	3,411	—
Other accrued expenses	74,394	55,402

Total current liabilities	109,846	81,398

Deferred income taxes	51,990	35,074
Deferred rent	28,564	20,264
Deemed landlord financing liability	17,025	6,710
Other noncurrent liabilities	8,440	9,631
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 79,884,285 and 52,126,185 shares issued at December 28, 2004 and December 30, 2003, respectively	799	521
Additional paid-in capital	258,812	229,157
Retained earnings	310,624	244,435
Unrealized loss on available-for-sale securities	(897)	(161)
Treasury stock, 1,950,967 and 1,615,950 shares at cost at December 28, 2004 and December 30, 2003, respectively	(26,486)	(17,227)

Total stockholders’ equity	542,852	456,725

Total liabilities and stockholders’ equity	$758,717	$609,802

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

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Fiscal Year

	2004	2003	2002

		(restated)	(restated)
Cash flows from operating activities:
Net income	$66,538	$57,230	$48,771
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	35,943	28,228	23,099
Gain on available-for-sale securities	(195)	(2,456)	(1,797)
Deferred income taxes	16,668	11,557	11,189
Tax benefit related to stock options exercised	13,354	10,519	25,361
Changes in assets and liabilities:
Accounts receivable	(1,132)	(1,870)	255
Other receivables	(4,606)	(1,794)	(7,070)
Inventories	(2,093)	(2,449)	(7,214)
Prepaid expenses	613	(3,705)	(4,323)
Other	(10,400)	(8,656)	(7,982)
Accounts payable	6,045	11,157	(4,046)
Income taxes payable	3,411	—	(2,837)
Other accrued expenses	25,992	19,800	18,051

Cash provided by operating activities	150,138	117,561	91,457

Cash flows from investing activities:
Additions to property and equipment	(161,898)	(113,327)	(84,624)
Investments in available-for-sale securities	(113,467)	(174,205)	(119,970)
Sales of available-for-sale securities	96,900	155,435	98,338

Cash used in investing activities	(178,465)	(132,097)	(106,256)

Cash flows from financing activities:
Deemed landlord financing proceeds	20,230	6,862	—
Issuance of common stock	12	11	24
Dividends paid for fractional shares	(83)	—	—
Proceeds from exercise of employee stock options	16,301	12,644	21,558
Purchase of treasury stock	(9,259)	(847)	(7,059)

Cash provided by financing activities	27,201	18,670	14,523

Net change in cash and cash equivalents	(1,126)	4,134	(276)
Cash and cash equivalents at beginning of period	15,167	11,033	11,309

Cash and cash equivalents at end of period	$14,041	$15,167	$11,033

Supplemental disclosures:
Interest paid	$492	$112	$—

Income taxes paid	$4,393	$12,730	$283

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

	Fiscal Year

	2004	2003	2002

		(restated)	(restated)
Revenue:
Restaurants	$916,375	$731,273	$603,295
Bakery	85,984	69,305	70,472
Intercompany bakery sales	(33,127)	(26,743)	(21,797)

	$969,232	$773,835	$651,970

Operating income:
Restaurants	$124,559	$108,003	$89,746
Bakery	13,927	9,125	11,386
Corporate	(39,605)	(35,231)	(31,348)

	$98,881	$81,897	$69,784

Total assets:
Restaurants	$515,762	$406,065	$303,969
Bakery	28,938	27,477	26,083
Corporate	214,017	176,260	151,091

	$758,717	$609,802	$481,143

Capital expenditures:
Restaurants	$133,358	$108,590	$75,289
Bakery	3,299	1,368	1,154
Corporate	25,241	3,369	8,181

	$161,898	$113,327	$84,624

Decreciation and amortization:
Restaurants	$32,421	$25,176	$20,301
Bakery	1,492	1,385	1,308
Corporate	2,030	1,667	1,490

	$35,943	$28,228	$23,099

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