Form 10-Q
period 2005-03-29
CHEESECAKE FACTORY INCORPORATED
filed 2005-05-06
CIK 887596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2005

or

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
Yes ☒  No ☐

          As of May 4, 2005, 78,081,045 shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 29, 2005	December 28, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,301	$14,041
Investments and marketable securities	38,618	31,369
Accounts receivable	6,535	8,492
Other receivables	20,620	23,103
Inventories	26,271	22,527
Prepaid expenses	10,282	9,646
Deferred income taxes	5,727	5,368

Total current assets	126,354	114,546

Property and equipment, net	491,475	485,972

Other assets:
Marketable securities	105,545	106,102
Trademarks	2,445	2,327
Prepaid rent	36,894	33,885
Other	16,301	15,885

Total other assets	161,185	158,199

Total assets	$779,014	$758,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,392	$32,041
Income taxes payable	11,297	3,411
Other accrued expenses	76,671	74,394

Total current liabilities	110,360	109,846

Deferred income taxes	51,989	51,990
Deferred rent	29,866	28,564
Deemed landlord financing liability	13,755	17,025
Other noncurrent liabilities	8,588	8,440
Commitments and contingencies (Note C)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 80,047,384 and 79,884,285 issued at March 29, 2005 and December 28, 2004, respectively	800	799
Additional paid-in capital	262,141	258,812
Retained earnings	329,583	310,624
Unrealized loss on available-for-sale securities	(1,582)	(897)
Treasury stock, 1,950,967 shares at cost at both March 29, 2005 and December 28, 2004	(26,486)	(26,486)

Total stockholders’ equity	564,456	542,852

Total liabilities and stockholders’ equity	$779,014	$758,717

The accompanying notes are an integral part of these consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Net Income Per Share Data)
(Unaudited)

	Thirteen Weeks Ended March 29, 2005	Thirteen Weeks Ended March 30, 2004

		(restated)
Revenues	$268,224	$220,534
Costs and expenses:
Cost of sales	68,918	57,066
Labor expenses	83,019	69,038
Other operating costs and expenses	61,947	49,805
General and administrative expenses	11,609	9,770
Depreciation and amortization expenses	10,193	8,326
Preopening costs	4,393	2,061

Total costs and expenses	240,079	196,066

Income from operations	28,145	24,468
Interest income, net	796	518
Other income, net	137	581

Income before income taxes	29,078	25,567
Income tax provision	10,119	8,974

Net income	$18,959	$16,593

Net income per share:
Basic	$0.24	$0.22

Diluted	$0.24	$0.21

Weighted average shares outstanding:
Basic	78,006	77,094
Diluted	79,925	79,284

The accompanying notes are an integral part of these consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unrealized Loss on Available-for-Sale Securities	Treasury Stock	Total

Balance, December 28, 2004	$799	$258,812	$310,624	$(897)	$(26,486)	$542,852
Comprehensive income:
Net income	—	—	18,959	—	—
Net unrealized loss	—	—	—	(685)	—
Total comprehensive income						18,274
Issuance of common stock pursuant to stock option plan	1	1,959	—	—	—	1,960
Tax benefit related to stock options exercised	—	1,370	—	—	—	1,370

Balance, March 29, 2005	$800	$262,141	$329,583	$(1,582)	$(26,486)	$564,456

The accompanying notes are an integral part of these consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirteen Weeks Ended March 29, 2005	Thirteen Weeks Ended March 30, 2004

		(restated)
Cash flows from operating activities:
Net income	$18,959	$16,593
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	10,193	8,326
(Gain)/loss on sale of available-for-sale securities	7	(271)
Deferred income taxes	23	(114)
Tax benefit related to stock options exercised	1,370	8,966
Changes in assets and liabilities:
Accounts receivable	1,957	661
Other receivables	2,483	296
Inventories	(3,744)	(1,632)
Prepaid expenses	(636)	2,987
Other	(3,587)	(738)
Accounts payable	(9,649)	(12,636)
Income taxes payable	7,886	—
Other accrued expenses	3,696	4,321

Cash provided by operating activities	28,958	26,759

Cash flows from investing activities:
Additions to property and equipment	(21,139)	(19,364)
Investments in available-for-sale securities	(15,388)	(36,140)
Sales of available-for-sale securities	7,619	64,551

Cash provided by/(used in) investing activities	(28,908)	9,047

Cash flows from financing activities:
Deemed landlord financing proceeds	2,250	2,219
Proceeds from exercise of employee stock options	1,960	10,925
Purchase of treasury stock	—	(476)

Cash provided by financing activities	4,210	12,668

Net change in cash and cash equivalents	4,260	48,474
Cash and cash equivalents at beginning of period	14,041	15,167

Cash and cash equivalents at end of period	$18,301	$63,641

Supplemental disclosures:
Interest paid	$169	$102

Income taxes paid	$694	$33

The accompanying notes are an integral part of these consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – BASIS OF PRESENTATION

          The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we”, “us” and “our”) and its wholly owned subsidiaries prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The financial statements presented herein have not been audited by an independent registered public accounting firm, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the period.  However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year.  The consolidated balance sheet data presented herein for December 28, 2004 was derived from our audited consolidated financial statements for the fiscal year then ended, but does not include all disclosures required by generally accepted accounting principles.  The preparation of financial statements in accordance with generally accepted accounting principles requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements.  These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses.  Actual amounts could differ from these estimates.

          Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission.  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K/A for the fiscal year ended December 28, 2004.

Reclassifications:

          Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Restatement of Previously Issued Consolidated Financial Statements:

          The fiscal 2004 amounts presented in this Form 10-Q have been restated to correct our historical accounting for operating leases and the treatment of leasehold improvements and landlord construction allowances related to these operating leases.

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

          We did not amend our previously filed Quarterly Reports on Form 10-Q for the restatement since none of the differences in the prior years’ financial statements are considered by management to be material.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

          The following table reflects the effect of the restatement on the Consolidated Statements of Operations (in thousands, except per share data):

	Thirteen Weeks Ended March 30, 2004	Thirteen Weeks Ended March 30, 2004

	(as previously reported)	(restated)
Selected Statement of Operations Data:
Other operating costs and expenses	$49,990	$49,805
Depreciation and amortization expenses	8,187	8,326
Preopening costs	2,021	2,061
Total costs and expenses	196,072	196,066
Income from operations	24,462	24,468
Interest income, net	620	518
Income before income taxes	25,663	25,567
Income tax provision	9,008	8,974
Net income	$16,655	$16,593
Net income per share:
Basic	$0.22	$0.22
Diluted	$0.21	$0.21

          The following table reflects the effect of the restatement on the Consolidated Statements of Cash Flows (in thousands):

	Thirteen Weeks Ended March 30, 2004	Thirteen Weeks Ended March 30, 2004

	(as previously reported)	(restated)
Selected Cash Flow Data:
Net income	$16,655	$16,593
Depreciation and amortization	8,187	8,326
Deferred income taxes	(81)	(114)
Other receivables	1,031	296
Prepaid expenses	3,001	2,987
Other	(867)	(738)
Other accrued expenses	2,430	4,321
Cash provided by operating activities	25,403	26,759
Additions to property and equipment	(15,789)	(19,364)
Cash provided by investing activities	12,622	9,047
Deemed landlord financing liability	—	2,219
Cash provided by financing activities	$10,449	$12,668

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE B – INVESTMENTS AND MARKETABLE SECURITIES

          Investments and marketable securities, all classified as available-for-sale, consisted of the following as of March 29, 2005 (in thousands):

Classification	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Maturity

Current assets:
Available-for-sale securities:
Corporate debt securities	$28,914	$1	$(177)	$28,738	April 2005 to March 2006
U.S. Treasury securities	9,915	—	(35)	9,880	April 2005 to October 2005

Total	$38,829	$1	$(212)	$38,618

Other assets:
Available-for-sale securities:
Corporate debt securities	$49,022	$7	$(669)	$48,360	March 2006 to August 2009
U.S. Treasury securities	58,738	—	(1,553)	57,185	April 2006 to January 2010

Total	$107,760	$7	$(2,222)	$105,545

NOTE C – INVENTORIES

Inventories consisted of (in thousands):

	March 29, 2005	December 28, 2004

Restaurant smallware	$11,744	$11,163
Restaurant food and supplies	8,393	8,007
Bakery finished goods	3,667	1,225
Bakery raw materials	2,467	2,132

Total	$26,271	$22,527

NOTE D – STOCK-BASED EMPLOYEE COMPENSATION

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

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

          The Company has determined pro forma amounts as if the fair value method required by SFAS No. 123, “Accounting for Stock-Based Compensation” had been applied to its stock-based compensation.  The pro forma effect on net income as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock option was as follows for the thirteen-week periods ended March 29, 2005 and March 30, 2004 (in thousands, except net income per share):

	Thirteen Weeks Ended March 29, 2005	Thirteen Weeks Ended March 30, 2004

		(restated)
Net income, as reported	$18,959	$16,593
Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(2,751)	(2,549)

Net income, pro forma	$16,208	$14,044

Basic net income per share, as reported	$0.24	$0.22
Basic net income per share, pro forma	$0.21	$0.18
Diluted net income per share, as reported	$0.24	$0.21
Diluted net income per share, pro forma	$0.20	$0.18

          For stock options issued during the first quarter of fiscal 2005, the Company employed the binomial lattice pricing model to determine the fair value of options at the date of grant using the following weighted average assumptions: (a) no dividend yield on our stock, (b) expected volatility of our stock of 37.4%, (c) risk-free interest rates ranging from 2.81% to 4.36%, (d) a termination rate of 0.6%, and (e) an exercise multiple of 1.35. The weighted average fair value at date of grant for options issued in the first quarter of fiscal 2005 was $12.57.

NOTE E – STOCK SPLIT

          We effected a three-for-two stock split in the form of a 50% stock dividend on December 8, 2004.  In connection with this stock split, $266,000 was transferred to common stock from retained earnings and $83,000 was paid to stockholders for fractional shares.  All references in the Consolidated Financial Statements to shares of common stock, weighted average number of shares, per share amounts and stock option plan data have been adjusted to reflect the stock split.

NOTE F – NET INCOME PER SHARE

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

NOTE G – COMPREHENSIVE INCOME

Comprehensive income consisted of (in thousands):

	Thirteen Weeks Ended March 29, 2005	Thirteen Weeks Ended March 30, 2004

		(restated)
Net income	$18,959	$16,593
Net unrealized gain (loss) on available-for-sale securities	(685)	346

Total comprehensive income	$18,274	$16,939

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE H – COMMITMENTS AND CONTINGENCIES

          In December 2002, two former hourly restaurant employees in California filed a lawsuit in the Superior Court in Orange County, California against the Company alleging violations of California labor laws with respect to providing meal and rest breaks.  In October 2003, an hourly restaurant employee in California filed a lawsuit in Superior Court in Orange County, California against the Company alleging violations of California labor laws with respect to the providing of meal and rest breaks and improper deductions, among other claims.  In May 2004, an hourly restaurant employee filed a lawsuit alleging similar violations in Superior Court in Los Angeles County, California.  These cases were filed on behalf of the named plaintiffs and other purported class members.  The parties have completed settlement negotiations, and the designated plaintiffs in all three cases and their attorneys have e xecuted a settlement agreement with the Company.  Approval of such settlement will be sought from the Superior Court.  A number of former and current employees also filed individual wage and hour claims, based upon alleged similar violations, directly with various offices of the California Division of Labor Standards Enforcement (DLSE).  Hearings on most of these claims are currently being deferred by the various offices of the DLSE pending approval of the litigation settlement by the Superior Court.  The DLSE claims filed by employees who joined the approved settlement will also be resolved by such settlement.  In the third quarter of 2004, the Company recorded a $4.5 million reserve based on an estimate of the ultimate costs, expenses and fees that may be incurred in connection with these matters. Revisions to this estimate may be made in the future and will be reported in the periods in which additional information is known.

          The Company is subject to various legal proceedings that are discussed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 28, 2004.

NOTE I – SEGMENT INFORMATION

          The Company operates in two business segments.  Restaurants include both The Cheesecake Factory and Grand Lux Cafe, which have similar investment criteria and economic and operating characteristics.  The bakery segment produces baked desserts and other products for our restaurants and for other foodservice operators, retailers and distributors.  Bakery sales to the restaurants are recorded at prices similar to third-party national accounts.  Unallocated corporate expenses are presented below as reconciling items to the amounts presented in the consolidated financial statements.  Segment information is presented below in thousands:

	Thirteen Weeks Ended March 29, 2005	Thirteen Weeks Ended March 30, 2004

		(restated)
Revenue:
Restaurants	$254,790	$211,216
Bakery	22,324	16,485
Intercompany bakery sales	(8,890)	(7,167)

	$268,224	$220,534

Income from operations:
Restaurants	$35,861	$31,852
Bakery	3,882	2,079
Corporate	(11,598)	(9,463)

	$28,145	$24,468

Depreciation and amortization:
Restaurants	$9,019	$7,505
Bakery	435	363
Corporate	739	458

	$10,193	$8,326

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE J – RECENT ACCOUNTING PRONOUNCEMENTS

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

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value.  The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition.  The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption.  The transition methods include prospective and retroactive adoption options.  The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would restate prior periods to record compensation expense for all unvested stock options beginning with the first period restated.  The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share.  The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

          The following discussion should be read in conjunction with our interim unaudited consolidated financial statements and notes thereto included in this Form 10-Q and the audited consolidated financial statements and notes thereto included in our Form 10-K/A for the fiscal year ended December 28, 2004. The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

          The fiscal 2004 amounts included in this discussion have been restated to correct our historical accounting for operating leases and the treatment of leasehold improvements and landlord construction allowances related to these operating leases.  See Note A of the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

          As of May 6, 2005, we operated 92 upscale, high-volume, casual dining restaurants under The Cheesecake Factory® mark.  We also operated five upscale casual dining restaurants under the Grand Lux Cafe® mark; one self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark inside the DisneyQuest® family entertainment center in Orlando, Florida; and a bakery production facility.  We also licensed two limited menu bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.

          Our revenues consist of sales from our restaurant operations and sales from our bakery operations to other foodservice operators, retailers and distributors. Revenue from restaurant sales is recognized when payment is tendered at the point of sale.  Revenue from our gift cards (also known as stored value cards) is recognized upon redemption in our restaurants. Until the redemption of gift cards occurs, all outstanding balances on such cards are included as a liability in our consolidated balance sheets.  Revenue from bakery sales to other foodservice operators, retailers and distributors is recognized when the products are shipped.

          New restaurants become eligible to enter our comparable sales comparison in their nineteenth month of operation.  We utilize a 52/53 week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes.  Fiscal 2004 consisted of 52 weeks.  Fiscal 2005 will consist of 53 weeks and will end on January 3, 2006.

Results of Operations

          The following table sets forth, for the periods indicated, our consolidated statements of operations expressed as percentages of total revenues.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

	Thirteen Weeks Ended March 29, 2005	Thirteen Weeks Ended March 30, 2004

		(restated)
Revenues	100.0%	100.0%

Costs and expenses:
Cost of sales	25.7	25.9
Labor expenses	31.0	31.3
Other operating costs and expenses	23.1	22.6
General and administrative expenses	4.3	4.4
Depreciation and amortization expenses	3.8	3.8
Preopening costs	1.6	0.9

Total costs and expenses	89.5	88.9

Income from operations	10.5	11.1
Interest income, net	0.3	0.2
Other income, net	0.1	0.3

Income before income taxes	10.9	11.6
Income tax provision	3.8	4.1

Net income	7.1%	7.5%

Thirteen Weeks Ended March 29, 2005 Compared to Thirteen Weeks Ended March 30, 2004

Revenues

          For the thirteen weeks ended March 29, 2005, the Company’s total revenues increased 22% to $268.2 million compared to $220.5 million for the thirteen weeks ended March 30, 2004.  Restaurant sales increased 21% to $254.8 million compared to $211.2 million for the same period of the prior year.  The $43.6 million increase in restaurant sales consisted of a $37.5 million increase from the openings of new restaurants and a $6.1 million, or approximate 3.4%, increase in comparable restaurant sales.  Sales in comparable restaurants benefited from an approximate 1% effective menu price increase implemented in Cheesecake Factory restaurants during January and February 2005 and an approximate 1% effective menu price increase implemented at Cheesecake Factory restaurants during July and August 2004.  Since most of our established restaurants currently operate close to full capacity during the peak demand periods of lunch and dinner, we generally do not expect to achieve increases in comparable restaurant sales other than our effective menu price increases.  Comparable sales for the first quarter of fiscal 2005 were slightly higher than our menu price increases due primarily to increased guest traffic associated with the Easter holiday falling in the first quarter of 2005 versus the second quarter of 2004.  As a result of the openings of new restaurants during the past twelve months, total restaurant operating weeks increased 20% to 1,218 for the thirteen weeks ended March 29, 2005.  Average sales per restaurant operating week increased 1% to $209,200 compared to $207,900 for the same period last year.

          The percentage increase in comparable restaurant sales for the thirteen weeks ended March 29, 2005 slightly exceeded the percentage increase in average weekly sales for the same period due principally to the weekly sales volumes at several newer restaurants that are gradually decreasing, as expected, from their initial grand opening or “honeymoon” sales levels to their sustainable and expected run-rate levels.  It is common in the restaurant industry for new locations to open with sales volumes well in excess of their sustainable run-rate levels due to grand opening promotional and consumer awareness activities that generate abnormally high customer traffic for a period of several months.

          We currently expect to open as many as 18 new restaurants during fiscal 2005, consisting of approximately 16 Cheesecake Factory restaurants and as many as two Grand Lux Cafes. Five new Cheesecake Factory restaurants were opened during the first quarter of fiscal 2005.  We currently expect to open as many as one, three and nine new restaurants during the second, third and fourth quarters of fiscal 2005, respectively.  However, due to the nature of the leased spaces that we select for our upscale restaurants and their highly customized layouts, it is difficult to predict, by quarter, the exact timing of our restaurant openings.  As a result, it is not uncommon to have planned openings move due to various factors outside of our control.

          Bakery sales to other foodservice operators, retailers and distributors increased 44% to $13.4 million for the thirteen weeks ended March 29, 2005 compared to $9.3 million for the same period of the prior year. This increase primarily represents a continuation of the strong sales in the warehouse club channel, which began in the fourth quarter of fiscal 2004, and increased sales of The Dream Factory product line.  Sales to warehouse clubs comprised approximately 64% of total bakery sales in the current period compared to approximately 58% for the same period of the prior year.

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

Cost of Sales

          During the thirteen weeks ended March 29, 2005, cost of sales increased 21% to $68.9 million compared to $57.1 million for the comparable period last year.  The related increase of $11.8 million was primarily attributable to new restaurant openings and the increase in bakery sales over the first quarter of fiscal 2004.  As a percentage of sales, these costs decreased to 25.7% versus 25.9% for the same period of the prior year.

          The menu at our restaurants is one of the most diversified in the foodservice industry and, accordingly, is not overly dependent on a single commodity.  Changes in costs for one commodity are often, but not always, counterbalanced by cost changes in other commodity categories.  The principal commodity categories for our restaurants include fresh produce, poultry, meat, fish and seafood, cheese, other fresh dairy products, bread and general grocery items.  Compared to the same period of the prior year, we experienced lower costs in most of these commodity categories during the first quarter of fiscal 2005.

          We are currently able to contract for the majority of the food commodities used in our operations for periods up to one year.  With the exception of cream cheese used in our bakery operations, many of the fresh commodities, such as fish, dairy, and certain produce and poultry products are not currently contractible for periods longer than 30 days in most cases.  As a result, these fresh commodities can be subject to unforeseen supply and cost fluctuations due principally to weather and other general agricultural conditions.  During the first quarter of fiscal 2005, we executed agreements for substantially all of our bakery operation’s cream cheese requirements for the first five months of fiscal 2005 at a fixed cost per pound that is slightly higher than the actual cost per pound in fiscal 2004.  We plan to contract the remainder of our cream cheese requirements for fiscal 2005 as appropriate based on market conditions and prices.  We will also purchase cream cheese on the spot market as necessary to supplement our agreements.

          We currently expect cost of sales as a percentage of revenues for fiscal 2005 to be less than fiscal 2004.  Based on contracts we have in place and current and expected market conditions, we expect generally flat costs for the majority of our commodities, including produce, meat, seafood and general grocery items.  We also expect slightly lower costs for our poultry and dairy commodities and higher costs for our cream cheese and fresh fish commodities.

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

          While we have taken steps to qualify multiple suppliers and enter into agreements for some of the key commodities used in our operations, there can be no assurance that future supplies and costs for commodities used in our operations will not fluctuate due to weather and other market conditions outside of our control.  For new restaurants, cost of sales will typically be higher than normal during the first 90 to 120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by our restaurants.

Labor Expenses

          Labor expenses, which include restaurant-level labor costs and bakery direct production labor costs (including associated fringe benefits), increased 20% to $83.0 million for the thirteen weeks ended March 29, 2005 compared to $69.0 million for the same period of the prior year.  This increase was principally due to the impact of new restaurant openings.  As a percentage of total revenues, labor expenses decreased to 31.0% versus 31.3% for the comparable period last year.  This percentage decrease was primarily due to the leveraging of the fixed portion of our labor costs with the 22% increase in revenues.

Other Operating Costs and Expenses

          Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses.  Other operating costs and expenses increased 24% to $61.9 million for the thirteen weeks ended March 29, 2005 compared to $49.8 million for the same period of the prior year.  This increase was principally attributable to new restaurant openings.  As a percentage of total revenues, other operating costs and expenses increased to 23.1% for the thirteen weeks ended March 29, 2005 versus 22.6% for the same period of fiscal 2004.  This 0.5% increase was primarily attributable to increased costs for our electric and natural gas services to our restaurants of approximately 20 basis points of revenues and increased rent expense for our restaurant locations based on the amount and timing of construction allowances earned as reductions to percentage rent.  We currently expect the increased costs of our natural gas and electric services to continue throughout fiscal 2005.

General and Administrative Expenses

           General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, the restaurant field supervision organization, the bakery administrative organization and the corporate support organization.  G&A expenses increased 18% to $11.6 million for the thirteen weeks ended March 29, 2005 compared to $9.8 million for the same period of fiscal 2004.  As a percentage of total revenues, G&A expenses decreased to 4.3% for the thirteen weeks ended March 29, 2005 versus 4.4% for the same period of fiscal 2004.  This decrease was principally attributable to the leveraging of the fixed component of these costs with the 22% increase in revenues.

          During the remainder of fiscal 2005, we plan to continue to add resources to the corporate support and field supervision activities of our operations.  Commensurate with the planned openings of as many as 18 new restaurants during fiscal 2005, we expect that our absolute G&A expenses per quarter will also reflect the ramp-up of restaurant management recruiting and training activities.  Accordingly, we expect absolute G&A expense to progressively increase from quarter to quarter during the remainder of fiscal 2005.

Depreciation and Amortization Expenses

          Depreciation and amortization expenses were $10.2 million for the thirteen weeks ended March 29, 2005 compared to $8.3 million for the thirteen weeks ended March 30, 2004.  This increase was principally due to increases in property and equipment associated with new restaurant openings.  As a percentage of total revenues, depreciation and amortization expenses were 3.8% for both the thirteen weeks ended March 29, 2005 and March 30, 2004.

Preopening Costs

          Incurred preopening costs were $4.4 million for the thirteen weeks ended March 29, 2005 compared to $2.1 million for the same period of the prior year.  We opened five Cheesecake Factory restaurants during the thirteen weeks ended March 29, 2005 compared to two Cheesecake Factory restaurant openings for the same quarter last year. In addition, preopening costs were incurred in both periods for restaurant openings in progress.

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

          We also expect to incur preopening costs of approximately $1.0 million in fiscal 2005 in connection with our planned opening of a second bakery production facility. Based on our planned openings of this bakery production facility and as many as thirteen new restaurants during the remaining three quarters of the year (including as many as two Grand Lux Cafes), preopening costs will be higher during the remainder of fiscal 2005 compared to the prior year.  However, due to the nature of the leased spaces that we select for our upscale restaurants and their highly customized layouts, it is difficult to predict, by quarter, the exact timing of our restaurant openings.  As a result, it is not uncommon to have planned openings and the associated preopening costs move due to various factors outside of our control.

Income Tax Provision

          Our effective income tax rate was 34.8% for the thirteen weeks ended March 29, 2005 compared with 35.1% for the comparable prior year period.  We currently estimate our effective tax rate to remain at 34.8% for the rest of fiscal 2005.  However, the actual effective tax rate for fiscal 2005 may be different than our current estimate due to actual revenues, pretax income and tax credits achieved during the year.

Liquidity and Capital Resources

          The following tables set forth a summary of the Company’s key liquidity measurements (dollar amounts in millions):

	March 29, 2005	December 28, 2004

Cash and marketable securities on hand	$162.5	$151.5
Net working capital	$16.0	$4.7
Adjusted net working capital (1)	$121.5	$110.8
Current ratio	1.1:1	1.0:1
Adjusted current ratio (1)	2.1:1	2.0:1
Long-term debt (2)	$13.8	$17.0

(1)

Includes all marketable securities classified as either current assets ($38.6 million and $31.4 million at March 29, 2005 and December 28, 2004, respectively) or noncurrent assets ($105.5 million and $106.1 million at March 29, 2005 and December 28, 2004, respectively).

(2)	Represents deemed landlord financing liability.

	Thirteen Weeks Ended March 29, 2005	Thirteen Weeks Ended March 30, 2004

		(restated)
Cash provided by operating activities	$29.0	$26.8
Capital expenditures	$21.1	$19.4

          During the thirteen weeks ended March 29, 2005, our cash and marketable securities on hand increased by $11.0 million to $162.5 million from the December 28, 2004 balance.  This increase was primarily attributable to cash provided by operating activities, partially offset by purchases of property and equipment.  In the table above, we also present adjusted net working capital and current ratio calculations that include all marketable securities classified as either current or noncurrent assets.  We believe these adjusted calculations provide investors with useful information regarding our overall liquidity position because all marketable securities are readily available to meet our liquidity requirements.  We continue to target a weighted average maturity for our marketable securities investment portfolio between one and two years.  Accordingly, a substantial portion of our investments is classified as noncurrent assets, but remains available for our liquidity requirements.

          We have no funded debt in our capital structure.  However, landlord construction allowances related to restaurant locations for which we are deemed, for accounting purposes only, to have an ownership interest are reflected in our balance sheets as deemed landlord financing.  This liability is amortized over the lease term based on the rent payments designated in the lease agreement.

          We maintain a $35 million revolving credit and term loan facility (the “Credit Facility”), which expires on December 31, 2006. As of May 6, 2005, there were no borrowings outstanding under the Credit Facility.  $17.7 million of the Credit Facility has been reserved to support standby letters of credit for our self-insurance programs.  Borrowings under the Credit Facility will bear interest at variable rates based, at our option, on either the prime rate of interest, the lending institution’s cost of funds plus 0.75%, or the applicable LIBOR rate plus 0.75%.  Upon expiration of the Credit Facility, a maximum of $35 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates.  The Credit Facility is not collateralized and requires us to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of our operations, with which we are currently in compliance.

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

          For fiscal 2005, we currently estimate our cash outlays for capital expenditures to range between $158 million and $166 million, net of agreed-upon up-front cash landlord construction contributions, and excluding $18-$19 million of expected noncapitalizable preopening costs for both new restaurants and a second bakery production facility.  This amount also excludes approximately $6 million of landlord construction contributions to be paid as reductions to minimum or percentage rent over the term of the lease.  The amount reflected as additions to property and equipment in the Consolidated Statements of Cash Flows may vary from this estimate based on the accounting treatment of each operating lease.  This estimate contemplates a net outlay of $125-$128 million for as many as 18 new restaurants to be opened during fiscal 2005, estimated construction-in-progress disbursements for anticipated fiscal 2006 openings and estimated collections of up-front cash landlord construction contributions.  Expected capital expenditures for fiscal 2005 also include approximately $12-$13 million for maintenance and capacity addition expenditures to our existing restaurants and $7-$8 million for corporate infrastructure investments, including interior build-out of our corporate support and training center.  In addition, we expect to spend approximately $1-$2 million for maintenance and enhancements to our existing bakery production facility and approximately $13-$15 million related to establishing a second bakery production facility.

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

          During fiscal 2004, our Board of Directors increased the share repurchase authorization to 6,000,000 shares from 2,531,250 shares.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us.  No shares were repurchased in the first quarter of fiscal 2005, and we have repurchased a total of 1,950,967 shares for a total cost of $26.5 million through March 29, 2005 under this authorization.

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

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value.  The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition.  The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006.

          Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption.  The transition methods include prospective and retroactive adoption options.  The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would restate prior periods to record compensation expense for all unvested stock options beginning with the first period restated.  The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share.  The Company has not yet determined the method of adoption or the effec t of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          The following discussion of market risks contains forward-looking statements.  Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

          We are exposed to market risk from changes in interest rates on funded debt.  This exposure relates to our $35 million revolving credit and term loan facility (the “Credit Facility”).  There were no borrowings outstanding under the Credit Facility during the first quarter of 2005. Borrowings under the Credit Facility bear interest at variable rates based on either the prime rate of interest, the lending institution’s cost of funds plus 0.75% or LIBOR plus 0.75%.  A hypothetical 1% interest rate change would not have any current impact on our results of operations.

          A change in market prices also exposes us to market risk related to our investments in marketable securities. As of March 29, 2005, we held $144.2 million in marketable securities.  A hypothetical 10% decline in the market value of those securities would result in a $14.4 million unrealized loss and a corresponding decline in their fair value.  This hypothetical decline would not affect our cash flows until the securities were disposed of.

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

          We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the date of such evaluation.

Changes In Internal Control over Financial Reporting

          There have been no changes in our internal control over financial reporting during the quarter ended March 29, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

           The following risk factors may affect our operating results and the environment within which we conduct our business.  If our projections and estimates regarding these factors differ materially from what actually occurs, our actual results could vary significantly from any results expressed or implied by forward-looking statements.  These risk factors include, but are not limited to, changes in general economic, demographic, geopolitical or public safety conditions which affect consumer behavior and spending for restaurant dining occasions, including the ongoing ramifications of the September 11, 2001 terrorist attacks and the governmental response thereto; the continuing armed conflict in Iraq or in other countries; changes in consumer eating habits as a result of new information regarding diet, nutrition and health that could impact demand for our menu and bakery product offerings; increasing competition in the upscale casual dining segment of the restaurant industry; adverse weather conditions which impact customer traffic at the Company’s restaurants in general and which cause the temporary underutilization of outdoor patio seating available at most of the Company’s restaurants; various factors which increase the cost to develop and/or affect the number and timing of the openings of new restaurants, including factors under the influence and control of government agencies, landlords, construction contractors and others; fluctuations in the availability and/or cost of raw materials, management and hourly labor, energy or other resources necessary to successfully build and operate the Company’s restaurants and bakery production facility; the Company’s ability to raise prices sufficiently to offset cost increases, including increased costs for minimum wages, employee benefits and insurance arrangements; the success of strategic and operating initiatives, including new restaurant concepts and new bakery product lines; depth of management; adverse publicity about the Company, its restaurants or bakery products resulting from a number of risks that are common to restaurant and bakery businesses; the Company’s current dependence on a single bakery production facility; the Company’s ability to obtain and retain large-account customers for its bakery operations; changes in timing and/or scope of the purchasing plans of large-account bakery customers which can cause fluctuations in bakery sales and the Company’s consolidated operating results; our inability to enter into long-term contracts with large-account bakery customers, who may discontinue purchasing our products without advance notice at any time for any reason; the rate of growth of general and administrative expenses associated with building a strengthened corporate and field supervision infrastructure to support the Company’s growing operations; relations between the Company and its employees; legal claims and litigation against the Company; the availability, amount, type, and cost of capital for the Company and the deployment of such capital, including the amounts of planned capital expenditures; changes in, or any failure to comply with, governmental regulations, including regulations relating to the sale of alcoholic beverages; the amount of, and any changes to, tax rates and the success of various initiatives to minimize taxes; changes in accounting standards or interpretations of existing standards adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Emerging Issues Task Force and the American Institute of Certified Public Accountants that could impact our reported financial results; and other risks and uncertainties referenced in this Form 10-Q or our Annual Report on Form 10-K/A for the fiscal year ended December 28, 2004.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

          The Company is subject to various legal proceedings that are discussed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 28, 2004.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

          During the quarterly period ended March 29, 2005, the Company made no purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Item 6.  Exhibits

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2005	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON

David Overton Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MICHAEL J. DIXON

Michael J. Dixon Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN

Cheryl M. Slomann Controller and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002