Form 10-Q
period 2005-06-28
CHEESECAKE FACTORY INCORPORATED
filed 2005-07-26
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2005

or

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

          As of July 21, 2005, 78,372,636 shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 28, 2005	December 28, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,368	$14,041
Investments and marketable securities	53,747	31,369
Accounts receivable	5,477	8,492
Other receivables	19,289	23,103
Inventories	29,287	22,527
Prepaid expenses	9,127	9,646
Deferred income taxes	5,404	5,368

Total current assets	146,699	114,546

Property and equipment, net	518,855	485,972

Other assets:
Marketable securities	96,332	106,102
Trademarks	2,549	2,327
Prepaid rent	36,692	33,885
Other	16,691	15,885

Total other assets	152,264	158,199

Total assets	$817,818	$758,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,136	$32,041
Income taxes payable	10,959	3,411
Other accrued expenses	78,406	74,394

Total current liabilities	114,501	109,846

Deferred income taxes	51,989	51,990
Deferred rent	32,693	28,564
Deemed landlord financing liability	16,437	17,025
Other noncurrent liabilities	9,406	8,440
Commitments and contingencies (Note H)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 80,450,714 and 79,884,285 issued at June 28, 2005 and December 28, 2004, respectively	805	799
Additional paid-in capital	270,573	258,812
Retained earnings	352,861	310,624
Unrealized loss on available-for-sale securities	(975)	(897)
Treasury stock, 2,078,617 and 1,950,967 shares at cost at June 28, 2005 and December 28, 2004, respectively	(30,472)	(26,486)

Total stockholders’ equity	592,792	542,852

Total liabilities and stockholders’ equity	$817,818	$758,717

The accompanying notes are an integral part of these consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Net Income Per Share Data)
(Unaudited)

	Thirteen Weeks Ended June 28, 2005	Thirteen Weeks Ended June 29, 2004	Twenty-six Weeks Ended June 28, 2005	Twenty-six Weeks Ended June 29, 2004

		(restated)		(restated)
Revenues	$288,336	$234,920	$556,560	$455,454
Costs and expenses:
Cost of sales	74,357	63,682	143,275	120,748
Labor expenses	89,775	71,659	172,794	140,697
Other operating costs and expenses	64,459	52,771	126,406	102,576
General and administrative expenses	12,350	9,874	23,959	19,644
Depreciation and amortization expenses	10,643	8,398	20,836	16,724
Preopening costs	2,127	2,081	6,520	4,142

Total costs and expenses	253,711	208,465	493,790	404,531

Income from operations	34,625	26,455	62,770	50,923
Interest income, net	928	571	1,724	1,089
Other income, net	149	124	286	705

Income before income taxes	35,702	27,150	64,780	52,717
Income tax provision	12,424	9,530	22,543	18,504

Net income	$23,278	$17,620	$42,237	$34,213

Net income per share:
Basic	$0.30	$0.23	$0.54	$0.44

Diluted	$0.29	$0.22	$0.53	$0.43

Weighted average shares outstanding:
Basic	78,211	77,728	78,108	77,410
Diluted	80,067	79,412	79,998	79,342

The accompanying notes are an integral part of these consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unrealized Loss on Available-for-Sale Securities	Treasury Stock	Total

Balance, December 28, 2004	$799	$258,812	$310,624	$(897)	$(26,486)	$542,852
Comprehensive income:
Net income	—	—	42,237	—	—
Net unrealized loss	—	—	—	(78)	—
Total comprehensive income						42,159
Issuance of common stock pursuant to stock option plan	6	7,165	—	—	—	7,171
Tax benefit related to stock options exercised	—	4,596	—	—	—	4,596
Purchase of treasury stock	—	—	—	—	(3,986)	(3,986)

Balance, June 28, 2005	$805	$270,573	$352,861	$(975)	$(30,472)	$592,792

The accompanying notes are an integral part of these consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Twenty-six Weeks Ended June 28, 2005	Twenty-six Weeks Ended June 29, 2004

		(restated)
Cash flows from operating activities:
Net income	$42,237	$34,213
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	20,836	16,724
Loss/(gain) on sale of available-for-sale securities	11	(236)
Deferred income taxes	39	516
Tax benefit related to stock options exercised	4,596	11,061
Changes in assets and liabilities:
Accounts receivable	3,015	2,730
Other receivables	3,814	(2,390)
Inventories	(6,760)	(1,614)
Prepaid expenses	519	4,014
Other	(3,924)	(2,737)
Accounts payable	(6,905)	(6,670)
Income taxes payable	7,548	7,369
Other accrued expenses	9,107	3,546

Cash provided by operating activities	74,133	66,526

Cash flows from investing activities:
Additions to property and equipment	(59,118)	(77,395)
Investments in available-for-sale securities	(37,801)	(81,390)
Sales of available-for-sale securities	25,027	73,695

Cash used in investing activities	(71,892)	(85,090)

Cash flows from financing activities:
Deemed landlord financing proceeds	4,901	4,782
Proceeds from exercise of employee stock options	7,171	13,886
Purchase of treasury stock	(3,986)	(7,259)

Cash provided by financing activities	8,086	11,409

Net change in cash and cash equivalents	10,327	(7,155)
Cash and cash equivalents at beginning of period	14,041	15,167

Cash and cash equivalents at end of period	$24,368	$8,012

Supplemental disclosures:
Interest paid	$368	$204

Income taxes paid	$10,214	$202

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

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

          The following table reflects the effect of the restatement on the Consolidated Statements of Operations (in thousands, except per share data):

	Thirteen Weeks Ended June 29, 2004	Thirteen Weeks Ended June 29, 2004	Twenty-six Weeks Ended June 29, 2004	Twenty-six Weeks Ended June 29, 2004

	(as previously reported)	(restated)	(as previously reported)	(restated)
Selected Statement of Operations Data:
Other operating costs and expenses	$52,754	$52,771	$102,744	$102,576
Depreciation and amortization expenses	8,256	8,398	16,443	16,724
Preopening costs	2,047	2,081	4,068	4,142
Total costs and expenses	208,272	208,465	404,344	404,531
Income from operations	26,648	26,455	51,110	50,923
Interest income, net	673	571	1,293	1,089
Income before income taxes	27,445	27,150	53,108	52,717
Income tax provision	9,633	9,530	18,641	18,504
Net income	$17,812	$17,620	$34,467	$34,213
Net income per share:
Basic	$0.23	$0.23	$0.45	$0.44
Diluted	$0.22	$0.22	$0.43	$0.43

          The following table reflects the effect of the restatement on the Consolidated Statements of Cash Flows (in thousands):

	Twenty-six Weeks Ended June 29, 2004	Twenty-six Weeks Ended June 29, 2004

	(as previously reported)	(restated)
Selected Cash Flow Data:
Net income	$34,467	$34,213
Depreciation and amortization	16,443	16,724
Deferred income taxes	651	516
Other receivables	(1,545)	(2,390)
Prepaid expenses	4,028	4,014
Other	(2,180)	(2,737)
Other accrued expenses	355	3,546
Cash provided by operating activities	64,731	66,526
Additions to property and equipment	(70,818)	(77,395)
Cash used in investing activities	(78,513)	(85,090)
Deemed landlord financing liability	—	4,782
Cash provided by financing activities	$6,627	$11,409

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE B – INVESTMENTS AND MARKETABLE SECURITIES

          Investments and marketable securities, all classified as available-for-sale, consisted of the following as of June 28, 2005 (in thousands):

Classification	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Maturity

Current assets:
Available-for-sale securities:
Corporate debt securities	$30,461	$1	$(169)	$30,293	June 2005 to May 2006
U.S. Treasury securities	23,518	—	(64)	23,454	July 2005 to May 2006

Total	$53,979	$1	$(233)	$53,747

Other assets:
Available-for-sale securities:
Corporate debt securities	$42,428	$20	$(360)	$42,088	July 2006 to September 2009
U.S. Treasury securities	55,168	17	(941)	54,244	August 2006 to January 2010

Total	$97,596	$37	$(1,301)	$96,332

NOTE C – INVENTORIES

Inventories consisted of (in thousands):

	June 28, 2005	December 28, 2004

Restaurant smallware	$11,859	$11,163
Restaurant food and supplies	8,335	8,007
Bakery finished goods	6,319	1,225
Bakery raw materials	2,774	2,132

Total	$29,287	$22,527

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

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

          The Company has determined pro forma amounts as if the fair value method required by SFAS No. 123, “Accounting for Stock-Based Compensation” had been applied to its stock-based compensation.  The pro forma effect on net income as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock option was as follows (in thousands, except net income per share):

	Thirteen Weeks Ended June 28, 2005	Thirteen Weeks Ended June 29, 2004	Twenty-six Weeks Ended June 28, 2005	Twenty-six Weeks Ended June 29, 2004

		(restated)		(restated)
Net income, as reported	$23,278	$17,620	$42,237	$34,213
Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(2,612)	(2,132)	(5,363)	(4,684)

Net income, pro forma	$20,666	$15,488	$36,874	$29,529

Basic net income per share, as reported	$0.30	$0.23	$0.54	$0.44
Basic net income per share, pro forma	$0.26	$0.20	$0.47	$0.38
Diluted net income per share, as reported	$0.29	$0.22	$0.53	$0.43
Diluted net income per share, pro forma	$0.26	$0.20	$0.46	$0.37

          For stock options issued during fiscal 2005, the Company employed the binomial lattice pricing model to determine the fair value of options at the date of grant.  For stock options issued during the second quarter of fiscal 2005, the Company used the following weighted average assumptions: (a) no dividend yield on our stock, (b) expected volatility of our stock of 33.1%, (c) risk-free interest rates ranging from 3.47% to 4.65%, (d) a termination rate of 0.6%, and (e) an exercise multiple of 1.35.  The weighted average fair value at date of grant for options issued in the second quarter of fiscal 2005 was $13.81.

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

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE G – COMPREHENSIVE INCOME

Comprehensive income consisted of (in thousands):

	Thirteen Weeks Ended June 28, 2005	Thirteen Weeks Ended June 29, 2004	Twenty-six Weeks Ended June 28, 2005	Twenty-six Weeks Ended June 29, 2004

		(restated)		(restated)
Net income	$23,278	$17,620	$42,237	$34,213
Net unrealized gain (loss) on available-for-sale securities	607	(1,354)	(78)	(1,008)

Total comprehensive income	$23,885	$16,266	$42,159	$33,205

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

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

          Unallocated corporate expenses are presented below as reconciling items to the amounts presented in the consolidated financial statements.  Segment information is presented below in thousands:

	Thirteen Weeks Ended June 28, 2005	Thirteen Weeks Ended June 29, 2004	Twenty-six Weeks Ended June 28, 2005	Twenty-six Weeks Ended June 29, 2004

		(restated)		(restated)
Revenues:
Restaurants	$276,017	$223,062	$530,807	$434,278
Bakery	21,265	19,626	43,589	36,111
Intercompany bakery sales	(8,946)	(7,768)	(17,836)	(14,935)

	$288,336	$234,920	$556,560	$455,454

Income from operations:
Restaurants	$44,097	$33,764	$79,958	$65,616
Bakery	2,783	2,168	6,665	4,247
Corporate	(12,255)	(9,477)	(23,853)	(18,940)

	$34,625	$26,455	$62,770	$50,923

Depreciation and amortization:
Restaurants	$9,429	$7,642	$18,448	$15,147
Bakery	452	397	887	760
Corporate	762	359	1,501	817

	$10,643	$8,398	$20,836	$16,724

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

          As of July 26, 2005, we operated 94 upscale, high-volume, casual dining restaurants under The Cheesecake Factory® mark.  We also operated five upscale casual dining restaurants under the Grand Lux Cafe® mark; one self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark inside the DisneyQuest® family entertainment center in Orlando, Florida; and a bakery production facility.  We also licensed two limited menu bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.

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

          New restaurants become eligible to enter our comparable sales comparison in their nineteenth month of operation.  We utilize a 52/53 week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes.  Fiscal 2005 will consist of 53 weeks and will end on January 3, 2006.  Fiscal 2004 consisted of 52 weeks.

Results of Operations

          The following table sets forth, for the periods indicated, our consolidated statements of operations expressed as percentages of total revenues.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

	Thirteen Weeks Ended June 28, 2005	Thirteen Weeks Ended June 29, 2004	Twenty-six Weeks Ended June 28, 2005	Twenty-six Weeks Ended June 29, 2004

		(restated)		(restated)
Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	25.8	27.1	25.7	26.5
Labor expenses	31.1	30.5	31.1	30.9
Other operating costs and expenses	22.4	22.4	22.7	22.5
General and administrative expenses	4.3	4.2	4.3	4.3
Depreciation and amortization expenses	3.7	3.6	3.7	3.7
Preopening costs	0.7	0.9	1.2	0.9

Total costs and expenses	88.0	88.7	88.7	88.8

Income from operations	12.0	11.3	11.3	11.2
Interest income, net	0.3	0.2	0.3	0.2
Other income, net	0.1	0.1	0.1	0.2

Income before income taxes	12.4	11.6	11.7	11.6
Income tax provision	4.3	4.1	4.1	4.1

Net income	8.1%	7.5%	7.6%	7.5%

Thirteen Weeks Ended June 28, 2005 Compared to Thirteen Weeks Ended June 29, 2004

Revenues

          For the thirteen weeks ended June 28, 2005, the Company’s total revenues increased 23% to $288.3 million compared to $234.9 million for the thirteen weeks ended June 29, 2004.  Restaurant sales increased 24% to $276.0 million compared to $223.1 million for the same period of the prior year.  The $52.9 million increase in restaurant sales consisted of a $49.3 million increase from the openings of new restaurants and a $3.6 million, or approximate 1.8%, increase in comparable restaurant sales.  By concept, comparable sales at Cheesecake Factory restaurants increased approximately 1.7% and comparable sales at Grand Lux Cafes increased approximately 3.6%. Sales in comparable restaurants benefited from an approximate 1% effective menu price increase implemented in Cheesecake Factory restaurants during January and February 2005 and an approximate 1% effective menu price increase implemented at Cheesecake Factory restaurants during July and August 2004.  However, restaurant sales in the current quarter were negatively impacted by the shift in the Easter holiday from the second quarter of fiscal 2004 to the first quarter of fiscal 2005.  We estimate that total comparable sales would have increased approximately 2.2% without the impact of the Easter holiday shift. This amount approximates our effective menu price increase.  Since most of our established restaurants currently operate close to full capacity during the peak demand periods of lunch and dinner, we generally do not expect to achieve increases in comparable restaurant sales other than our effective menu price increases.

          As a result of the openings of new restaurants during the past twelve months, total restaurant operating weeks increased 24% to 1,279 for the thirteen weeks ended June 28, 2005.  Average sales per restaurant operating week at Cheesecake Factory restaurants increased 0.1% to $215,900 compared to $215,700 for the same period last year.

The percentage increase in comparable sales at Cheesecake Factory restaurants for the thirteen weeks ended June 28, 2005 slightly exceeded the percentage increase in average weekly sales for the same period due principally to the weekly sales volumes at several newer restaurants that are gradually decreasing, as expected, from their initial grand opening or “honeymoon” sales levels to their sustainable and expected run-rate levels.  It is common in the restaurant industry for new locations to open with sales volumes well in excess of their sustainable run-rate levels due to grand opening promotional and consumer awareness activities that generate abnormally high customer traffic for a period of several months.

          We currently expect to open as many as 18 new restaurants during fiscal 2005, consisting of as many as 16 Cheesecake Factory restaurants and as many as two Grand Lux Cafes. Seven new Cheesecake Factory restaurants have opened in fiscal 2005 thru July 26, 2005, including five during the first quarter, one in the second quarter and one in third quarter.  We currently expect to open as many as two additional restaurants in the third quarter and nine restaurants during the fourth quarter of fiscal 2005.  However, due to the nature of the leased spaces that we select for our upscale restaurants and their highly customized layouts, it is difficult to predict, by quarter, the exact timing of our restaurant openings.  As a result, it is not uncommon to have planned openings move due to various factors outside of our control.

          Bakery sales to other foodservice operators, retailers and distributors (“Bakery sales”) increased 4% to $12.3 million for the thirteen weeks ended June 28, 2005 compared to $11.8 million for the same period of the prior year. Bakery sales accounted for 4.3% and 5.0% of total revenues for the second quarters of fiscal 2005 and 2004, respectively.  Sales to warehouse clubs comprised approximately 68% of total bakery sales in the current period compared to approximately 64% for the same period of the prior year.

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

Cost of Sales

          During the thirteen weeks ended June 28, 2005, cost of sales increased 17% to $74.4 million compared to $63.7 million for the comparable period last year.  The related increase of $10.7 million was primarily attributable to new restaurant openings.  As a percentage of sales, these costs decreased to 25.8% versus 27.1% for the same period of the prior year.

          The menu at our restaurants is one of the most diversified in the foodservice industry and, accordingly, is not overly dependent on a single commodity.  Changes in costs for one commodity are often, but not always, counterbalanced by cost changes in other commodity categories.  The principal commodity categories for our restaurants include fresh produce, poultry, meat, fish and seafood, cheese, other fresh dairy products, bread and general grocery items.  Compared to the same period of the prior year, we experienced lower costs in most of these commodity categories, especially poultry, during the second quarter of fiscal 2005.

          We are currently able to contract for the majority of the food commodities used in our operations for periods up to one year.  With the exception of cream cheese used in our bakery operations, many of the fresh commodities, such as fish, dairy, and certain produce and poultry products are not currently contractible for periods longer than 30 days in most cases.  As a result, these fresh commodities can be subject to unforeseen supply and cost fluctuations due principally to weather and other general agricultural conditions.  During the second quarter of fiscal 2005, we executed agreements for substantially all of our bakery operation’s cream cheese requirements for the remainder of fiscal 2005 at a fixed cost per pound that is slightly higher than the actual cost per pound in fiscal 2004, but comparable to the actual cost per pound in the first quarter of fiscal 2005.  We will also purchase cream cheese on the spot market as necessary to supplement our agreements.

          We currently expect cost of sales as a percentage of revenues for fiscal 2005 to be less than fiscal 2004.  Based on contracts we have in place and current and expected market conditions, we expect generally flat costs for the majority of our commodities, including produce, meat, seafood and general grocery items.  We also expect lower costs for our poultry and dairy commodities and slightly higher costs for our cream cheese and fresh fish commodities.

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

Labor Expenses

          Labor expenses, which include restaurant-level labor costs and bakery direct production labor costs (including associated fringe benefits), increased 25% to $89.8 million for the thirteen weeks ended June 28, 2005 compared to $71.7 million for the same period of the prior year.  This increase was principally due to the impact of new restaurant openings.  As a percentage of total revenues, labor expenses increased to 31.1% versus 30.5% for the comparable period last year.  This percentage increase was primarily due to increased minimum wages in several of our larger markets and increased medical insurance costs.

          For new restaurants, labor expenses will typically be higher than normal during the first 90-120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by our restaurants.  Accordingly, labor expenses as a percentage of revenues could be slightly higher in the second half of fiscal 2005 as a result of our planned openings of as many as twelve new restaurants in the remaining quarters.

Other Operating Costs and Expenses

          Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses.  Other operating costs and expenses increased 22% to $64.5 million for the thirteen weeks ended June 28, 2005 compared to $52.8 million for the same period of the prior year.  This increase was principally attributable to new restaurant openings.  As a percentage of total revenues, other operating costs and expenses were 22.4% for the thirteen weeks ended June 28, 2005, the same as the comparable period of the prior year.  The increased costs for electric and natural gas services to our restaurants of approximately 20 basis points of revenues were offset by decreased rent expense for our restaurant locations based on the amount and timing of construction allowances earned as reductions to percentage rent.  We currently expect the increased costs of our natural gas and electric services to continue throughout fiscal 2005.

General and Administrative Expenses

          General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, the restaurant field supervision organization, the bakery administrative organization and the corporate support organization.  G&A expenses increased 25% to $12.4 million for the thirteen weeks ended June 28, 2005 compared to $9.9 million for the same period of fiscal 2004.  As a percentage of total revenues, G&A expenses increased slightly to 4.3% for the thirteen weeks ended June 28, 2005 versus 4.2% for the same period of fiscal 2004.

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

Depreciation and Amortization Expenses

          Depreciation and amortization expenses were $10.6 million for the thirteen weeks ended June 28, 2005 compared to $8.4 million for the thirteen weeks ended June 29, 2004.  This increase was principally due to increases in property and equipment associated with new restaurant openings.  As a percentage of total revenues, depreciation and amortization expenses were 3.7% and 3.6% for the thirteen weeks ended June 28, 2005 and June 29, 2004, respectively.

Preopening Costs

          Incurred preopening costs were $2.1 million for both the thirteen weeks ended June 28, 2005 and the comparable period of the prior year.  We opened one Cheesecake Factory restaurant during the thirteen weeks ended June 28, 2005 compared to two Cheesecake Factory restaurant openings for the same quarter last year. In addition, preopening costs were incurred in both periods for restaurant openings in progress.

          Our direct preopening costs for an 11,000 square foot, single-story restaurant in an established Company market averages approximately $775,000.  There will also be other preopening costs associated with each restaurant opening, including costs for corporate travel and support activities.  Preopening costs will usually be higher for larger restaurants, our initial entry into new markets and for new concepts such as Grand Lux Cafe. We generally incur the most significant portion of preopening costs for a typical restaurant opening within the two-month period immediately preceding and the month of the restaurant’s opening.  Preopening costs will fluctuate from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant, and the fluctuations could be significant.  We expense preopening costs as incurred.

          We also expect to incur preopening costs of approximately $1.0 million in fiscal 2005 in connection with our planned opening of a second bakery production facility. Based on our planned openings of this bakery production facility and as many as twelve new restaurants during the remaining two quarters of the year (including as many as two Grand Lux Cafes), preopening costs will be higher during the remainder of fiscal 2005 compared to the prior year.  However, due to the nature of the leased spaces that we select for our upscale restaurants and their highly customized layouts, it is difficult to predict, by quarter, the exact timing of our restaurant openings.  As a result, it is not uncommon to have planned openings and the associated preopening costs move due to various factors outside of our control.

Income Tax Provision

          Our effective income tax rate was 34.8% for the thirteen weeks ended June 28, 2005 compared with 35.1% for the comparable prior year period.  We currently estimate our effective tax rate to remain at 34.8% for the rest of fiscal 2005. However, the actual effective tax rate for fiscal 2005 may be different than our current estimate due to actual revenues, pretax income and tax credits achieved during the year.

Twenty-six Weeks Ended June 28, 2005 Compared to Twenty-six Weeks Ended June 29, 2004

Revenues

          For the twenty-six weeks ended June 28, 2005, the Company’s total revenues increased 22% to $556.6 million compared to $455.5 million for the twenty-six weeks ended June 29, 2004.  Restaurant sales increased 22% to $530.8 million compared to $434.3 million for the same period of the prior year.  The $96.5 million increase in restaurant sales consisted of an $86.7 million increase from the openings of new restaurants and a $9.8 million or approximate 2.6% increase in comparable restaurant sales.  Sales in comparable restaurants benefited from an approximate 1% effective menu price increase implemented in Cheesecake Factory restaurants during January and February 2005 and an approximate 1% effective menu price increase implemented at Cheesecake Factory restaurants during July and August 2004.

          Bakery sales increased 22% to $25.8 million for the twenty-six weeks ended June 28, 2005 compared to  $21.2 million for the same period of the prior year. This increase was primarily due to increased sales to our warehouse club customers, which accounted for 66% of bakery sales in the current period compared to 62% of sales in the comparable period of the prior year.

Cost of Sales

          During the twenty-six weeks ended June 28, 2005, cost of sales increased 19% to $143.3 million compared to $120.7 million for the comparable period last year.  The related increase of $22.6 million was primarily attributable to new restaurant openings.  As a percentage of restaurant sales, this cost decreased to 25.7% versus 26.5% for the same period of the prior year. This decrease was primarily attributable to reduced costs compared to the prior year for a variety of commodities used in our restaurants, particularly poultry and certain dairy-related commodities.

Labor Expenses

          Labor expenses were $172.8 million for the twenty-six weeks ended June 28, 2005 compared to $140.7 million for the same period of the prior year.  The related increase of $32.1 million was principally due to the impact of new restaurant openings.  As a percentage of total revenues, labor expenses for the twenty-six weeks ended June 28, 2005 increased to 31.1% compared to 30.9% for the comparable period last year, reflecting the impact of increased minimum wages in several of the larger markets in which we operate and the increased costs for medical insurance costs.

Other Operating Costs and Expenses

          Other operating costs and expenses increased 23% to $126.4 million for the twenty-six weeks ended June 28, 2005 compared to $102.6 million for the same period of the prior year.  The related increase of $23.8 million was principally attributable to new restaurant openings.  As a percentage of total revenues, occupancy and other expenses increased to 22.7% for the twenty-six weeks ended June 28, 2005 compared to 22.5% for the comparable period of fiscal 2004. This slight percentage increase was primarily attributable to the increased costs for electric and natural gas services to our restaurants of approximately 20 basis points of revenues.

General and Administrative Expenses

          General and administrative expenses increased to $24.0 million for the twenty-six weeks ended June 28, 2005 compared to $19.6 million for the same period of fiscal 2004, an increase of $4.4 million or 22%.  As a percentage of total revenues, general and administrative expenses were 4.3% for the twenty-six weeks ended June 28, 2005 and for the same period of the prior year.

Depreciation and Amortization Expenses

          Depreciation and amortization expenses were $20.8 million for the twenty-six weeks ended June 28, 2005 compared to $16.7 million for the same period of the prior year.  The related increase of $4.1 million was principally attributable to increases in property and equipment associated with new restaurant openings.  As a percentage of total revenues, depreciation and amortization expenses were 3.7% for the twenty-six weeks ended June 28, 2005 and for the same period last year.

Preopening Costs

          Incurred preopening costs were $6.5 million for the twenty-six weeks ended June 28, 2005 compared to $4.1 million for the same period of the prior year.  We incurred preopening costs to open six and four Cheesecake Factory restaurants during the twenty-six weeks ended June 28, 2005 and June 29, 2004, respectively.  In addition, we incurred preopening costs in both periods for other restaurant openings in progress.

Income Tax Provision

          Our effective income tax rate was 34.8% for the twenty-six weeks ended June 28, 2005 compared with 35.1% for the comparable prior year period.  We currently estimate our effective tax rate to remain at 34.8% for the rest of fiscal 2005.  However, the actual effective tax rate for fiscal 2005 may be different than our current estimate due to actual revenues, pretax income and tax credits achieved during the year.

Liquidity and Capital Resources

          The following tables set forth a summary of the Company’s key liquidity measurements (dollar amounts in millions):

	June 28, 2005	December 28, 2004

Cash and marketable securities on hand	$174.4	$151.5
Net working capital	$32.2	$4.7
Adjusted net working capital (1)	$128.5	$110.8
Current ratio	1.3:1	1.0:1
Adjusted current ratio (1)	2.1:1	2.0:1
Long-term debt (2)	$16.4	$17.0

(1)

Includes all marketable securities classified as either current assets ($53.7 million and $31.4 million at June 28, 2005 and December 28, 2004, respectively) or noncurrent assets ($96.3 million and $106.1 million at June 28, 2005 and December 28, 2004, respectively).

(2)	Represents deemed landlord financing liability.

	Twenty-six Weeks Ended June 28, 2005	Twenty-six Weeks Ended June 29, 2004

		(restated)
Cash provided by operating activities	$74.1	$66.5
Capital expenditures	$59.1	$77.4

          During the twenty-six weeks ended June 28, 2005, our cash and marketable securities on hand increased by $22.9 million to $174.4 million from the December 28, 2004 balance.  This increase was primarily attributable to cash provided by operating activities, partially offset by purchases of property and equipment.  In the table above, we also present adjusted net working capital and current ratio calculations that include all marketable securities classified as either current or noncurrent assets.  We believe these adjusted calculations provide investors with useful information regarding our overall liquidity position because all marketable securities are readily available to meet our liquidity requirements.  We continue to target a weighted average maturity for our marketable securities investment portfolio between one and two years.  Accordingly, a substantial portion of our investments is classified as noncurrent assets, but remains available for our liquidity requirements.

          We have no funded debt in our capital structure.  However, landlord construction allowances related to restaurant locations for which we are deemed, for accounting purposes only, to have an ownership interest are reflected in our balance sheets as deemed landlord financing.  This liability is amortized over the lease term based on the rent payments designated in the lease agreement.

          We maintain a $35 million revolving credit and term loan facility (the “Credit Facility”), which expires on December 31, 2006. As of July 20, 2005, there were no borrowings outstanding under the Credit Facility.  $17.7 million of the Credit Facility has been reserved to support standby letters of credit for our self-insurance programs.  Borrowings under the Credit Facility will bear interest at variable rates based, at our option, on either the prime rate of interest, the lending institution’s cost of funds plus 0.75%, or the applicable LIBOR rate plus 0.75%.  Upon expiration of the Credit Facility, a maximum of $35 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates.  The Credit Facility is not collateralized and requires us to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of our operations, with which we are currently in compliance.

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

          For fiscal 2005, we currently estimate our cash outlays for capital expenditures to range between $158 million and $166 million, net of agreed-upon up-front cash landlord construction contributions, and excluding $18-$19 million of expected noncapitalizable preopening costs for both new restaurants and a second bakery production facility.  This amount also excludes approximately $6 million of landlord construction contributions to be applied as reductions to minimum or percentage rent over the term of the lease.  The amount reflected as additions to property and equipment in the Consolidated Statements of Cash Flows may vary from this estimate based on the accounting treatment of each operating lease.  This estimate contemplates a net outlay of $125-$128 million for as many as 18 new restaurants to be opened during fiscal 2005, estimated construction-in-progress disbursements for anticipated fiscal 2006 openings and estimated collections of up-front cash landlord construction contributions.  Expected capital expenditures for fiscal 2005 also include approximately $12-$13 million for maintenance and capacity addition expenditures to our existing restaurants and $7-$8 million for corporate infrastructure investments, including interior build-out of our corporate support and training center.  In addition, we expect to spend approximately $1-$2 million for maintenance and enhancements to our existing bakery production facility and approximately $13-$15 million related to establishing a second bakery production facility.

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

          During fiscal 2004, our Board of Directors increased the share repurchase authorization to 6,000,000 shares from 2,531,250 shares.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us.  We repurchased 127,650 shares at a cost of $4.0 million in the second quarter of fiscal 2005, and we have repurchased a total of 2,082,367 shares for a total cost of $30.5 million through June 28, 2005 under this authorization.

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

          A change in market prices also exposes us to market risk related to our investments in marketable securities. As of June 28, 2005, we held $150.1 million in marketable securities.  A hypothetical 10% decline in the market value of those securities would result in a $15.0 million unrealized loss and a corresponding decline in their fair value.  This hypothetical decline would not affect our cash flows until the securities were disposed of.

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

Changes In Internal Control over Financial Reporting

          There have been no changes in our internal control over financial reporting during the quarter ended June 28, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

          The following provides information regarding the Company’s purchase during the quarterly period ended June 28, 2005 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

March 30 – May 3, 2005	62,650	$31.87	62,650	3,982,633
May 4 – 31, 2005	65,000	$30.59	65,000	3,917,633
June 1 – 28, 2005	—	—	—	3,917,633

Total	127,650	$31.22	127,650

(1)	During fiscal 2004, our Board of Directors increased the share repurchase authorization of our common shares to 6,000,000 from 2,531,250.

Item 4.     Submission of Matters to a Vote of Security Holders

          Our Annual Meeting of Stockholders was held on May 24, 2005 in Thousand Oaks, California.  A total of 72,921,299 of the Company’s shares were present or represented by proxy at the Meeting, representing more than 90% of the Company’s shares outstanding as of the April 4, 2005 record date.  The matters submitted for a vote and the related election results are as follows:

(a)	Election of two nominees to serve as directors of the Company for a three-year term and until respective successors shall be elected and qualified. The result of the vote taken was as follows:

	For	Withhold

David Overton	71,126,847	1,794,452
Karl L. Matthies	69,819,029	3,102,270

The terms of office of Messrs. Gregory, Kransdorf and White continue after the meeting.

(b)	Approval of the material terms of performance incentive goals under the Company’s Amended and Restated Annual Performance Incentive Plan. The result of the vote taken was as follows:

For	Against	Abstain	Broker Non-Votes

70,614,803	2,077,659	228,837	—

(c)

Approval to amend the Company’s Certificate of Incorporation to increase the maximum authorized number of shares of common stock from 150,000,000 to 250,000,000.  The result of the vote taken was as follows:

For	Against	Abstain	Broker Non-Votes

66,104,283	6,637,961	179,055	—

Item 6.     Exhibits

Exhibit 3.1	Certificate of Incorporation.

Exhibit 3.2	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock, $.01 par value.

Exhibit 3.3	Certificate of Amendment of Certificate of Incorporation.

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 26, 2005	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON

David Overton Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ MICHAEL J. DIXON

Michael J. Dixon Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN

Cheryl M. Slomann Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

3.1	Certificate of Incorporation

3.2	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock, $.01 par value

3.3	Certificate of Amendment of Certificate of Incorporation

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002