Form 10-Q
period 2005-09-27
CHEESECAKE FACTORY INCORPORATED
filed 2005-10-21
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20574

THE CHEESECAKE FACTORY INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Delaware	51-0340466
(State of Incorporation)	(IRS Employer Identification No.)

26901 Malibu Hills Road Calabasas Hills, California	91301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (818) 871-3000

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          As of October 18, 2005, 78,529,984 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 27, 2005	December 28, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,127	$14,041
Investments and marketable securities	53,668	31,369
Accounts receivable	6,803	8,492
Other receivables	20,821	23,103
Inventories	32,485	22,527
Prepaid expenses	9,256	9,646
Deferred income taxes	5,541	5,368

Total current assets	149,701	114,546

Property and equipment, net	555,288	485,972

Other assets:
Marketable securities	92,946	106,102
Trademarks	2,633	2,327
Prepaid rent	40,162	33,885
Other	17,803	15,885

Total other assets	153,544	158,199

Total assets	$858,533	$758,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,271	$32,041
Income taxes payable	4,511	3,411
Other accrued expenses	77,950	74,394

Total current liabilities	107,732	109,846

Deferred income taxes	68,542	51,990
Deferred rent	33,753	28,564
Deemed landlord financing liability	20,702	17,025
Other noncurrent liabilities	10,093	8,440
Commitments and contingencies (Note H)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 80,608,237 and 79,884,285 issued at September 27, 2005 and December 28, 2004, respectively	807	799
Additional paid-in capital	273,829	258,812
Retained earnings	374,779	310,624
Unrealized loss on available-for-sale securities	(1,232)	(897)
Treasury stock, 2,078,617 and 1,950,967 shares at cost at September 27, 2005 and December 28, 2004, respectively	(30,472)	(26,486)

Total stockholders’ equity	617,711	542,852

Total liabilities and stockholders’ equity	$858,533	$758,717

The accompanying notes are an integral part of these consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Net Income Per Share Data)
(Unaudited)

	Thirteen Weeks Ended September 27, 2005	Thirteen Weeks Ended September 28, 2004	Thirty-nine Weeks Ended September 27, 2005	Thirty-nine Weeks Ended September 28, 2004

		(restated)		(restated)
Revenues	$292,807	$247,683	$849,367	$703,137
Costs and expenses:
Cost of sales	74,660	65,161	217,935	185,909
Labor expenses	90,910	76,822	263,704	217,519
Other operating costs and expenses	67,080	60,909	193,486	163,485
General and administrative expenses	12,653	10,022	36,612	29,666
Depreciation and amortization expenses	11,375	9,213	32,211	25,937
Preopening costs	3,760	7,052	10,280	11,194

Total costs and expenses	260,438	229,179	754,228	633,710

Income from operations	32,369	18,504	95,139	69,427
Interest income, net	1,133	471	2,857	1,560
Other income, net	114	116	400	821

Income before income taxes	33,616	19,091	98,396	71,808
Income tax provision	11,698	6,703	34,241	25,207

Net income	$21,918	$12,388	$64,155	$46,601

Net income per share:
Basic	$0.28	$0.16	$0.82	$0.60

Diluted	$0.27	$0.16	$0.80	$0.59

Weighted average shares outstanding:
Basic	78,511	77,769	78,228	77,530
Diluted	80,235	79,280	80,063	79,323

The accompanying notes are an integral part of these consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unrealized Loss on Available -for-Sale Securities	Treasury Stock	Total

Balance, December 28, 2004	$799	$258,812	$310,624	$(897)	$(26,486)	$542,852
Comprehensive income:
Net income	—	—	64,155	—	—
Net unrealized loss	—	—	—	(335)	—
Total comprehensive income						63,820
Issuance of common stock pursuant to stock option plan	8	8,967	—	—	—	8,975
Tax benefit related to stock options exercised	—	6,050	—	—	—	6,050
Purchase of treasury stock	—	—	—	—	(3,986)	(3,986)

Balance, September 27, 2005	$807	$273,829	$374,779	$(1,232)	$(30,472)	$617,711

The accompanying notes are an integral part of these consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirty-nine Weeks Ended September 27, 2005	Thirty-nine Weeks Ended September 28, 2004

		(restated)
Cash flows from operating activities:
Net income	$64,155	$46,601
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	32,211	25,937
Loss/(gain) on asset sale	(8)	—
Loss/(gain) on sale of available-for-sale securities	15	(212)
Deferred income taxes	16,631	(13)
Tax benefit related to stock options exercised	6,050	11,946
Changes in assets and liabilities:
Accounts receivable	1,689	618
Other receivables	2,282	(11,346)
Inventories	(9,958)	(3,707)
Prepaid expenses	390	4,335
Other	(8,635)	(6,127)
Accounts payable	(6,770)	(4,236)
Income taxes payable	1,099	12,469
Other accrued expenses	10,398	12,576

Cash provided by operating activities	109,549	88,841

Cash flows from investing activities:
Additions to property and equipment	(111,770)	(118,871)
Investments in available-for-sale securities	(64,772)	(81,390)
Sales of available-for-sale securities	55,027	87,335

Cash used in investing activities	(121,515)	(112,926)

Cash flows from financing activities:
Deemed landlord financing proceeds	14,063	9,620
Proceeds from exercise of employee stock options	8,975	15,011
Purchase of treasury stock	(3,986)	(9,259)

Cash provided by financing activities	19,052	15,372

Net change in cash and cash equivalents	7,086	(8,713)
Cash and cash equivalents at beginning of period	14,041	15,167

Cash and cash equivalents at end of period	$21,127	$6,454

Supplemental disclosures:
Interest paid	$588	$338

Income taxes paid	$10,372	$1,140

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

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

          The following table reflects the effect of the restatement on the Consolidated Statements of Operations (in thousands, except per share data):

	Thirteen Weeks Ended September 28, 2004	Thirteen Weeks Ended September 28, 2004	Thirty-nine Weeks Ended September 28, 2004	Thirty-nine Weeks Ended September 28, 2004

	(as previously reported)	(restated)	(as previously reported)	(restated)
Selected Statements of Operations Data:
Other operating costs and expenses	$60,799	$60,909	$163,553	$163,485
Depreciation and amortization expenses	9,034	9,213	25,478	25,937
Preopening costs	6,867	7,052	10,935	11,194
Total costs and expenses	228,705	229,179	633,046	633,710
Income from operations	18,978	18,504	70,089	69,427
Interest income, net	605	471	1,899	1,560
Income before income taxes	19,699	19,091	72,809	71,808
Income tax provision	6,915	6,703	25,556	25,207
Net income	$12,784	$12,388	$47,253	$46,601
Net income per share:
Basic	$0.16	$0.16	$0.61	$0.60
Diluted	$0.16	$0.16	$0.60	$0.59

          The following table reflects the effect of the restatement on the Consolidated Statements of Cash Flows (in thousands):

	Thirty-nine Weeks Ended September 28, 2004	Thirty-nine Weeks Ended September 28, 2004

	(as previously reported)	(restated)
Selected Cash Flow Data:
Net income	$47,253	$46,601
Depreciation and amortization	25,478	25,937
Deferred income taxes	334	(13)
Other receivables	(11,558)	(11,346)
Prepaid expenses	4,552	4,335
Other	(3,291)	(6,127)
Other accrued expenses	5,527	12,576
Cash provided by operating activities	85,173	88,841
Additions to property and equipment	(105,583)	(118,871)
Cash used in investing activities	(99,638)	(112,926)
Deemed landlord financing liability	—	9,620
Cash provided by financing activities	$5,752	$15,372

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE B – INVESTMENTS AND MARKETABLE SECURITIES

          Investments and marketable securities, all classified as available-for-sale, consisted of the following as of September 27, 2005 (in thousands):

Classification	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Maturity

Current assets:
Available-for-sale securities:
Corporate debt securities	$31,078	$1	$(252)	$30,827	October 2005 to September 2006
U.S. Treasury securities	22,922	—	(81)	22,841	October 2005 to September 2006

Total	$54,000	$1	$(333)	$53,668

Other assets:
Available-for-sale securities:
Corporate debt securities	$35,328	$9	$(325)	$35,012	October 2006 to May 2010
U.S. Treasury securities	59,178	—	(1,244)	57,934	September 2006 to June 2010

Total	$94,506	$9	$(1,569)	$92,946

NOTE C – INVENTORIES

Inventories consisted of (in thousands):

	September 27, 2005	December 28, 2004

Restaurant smallware	$12,629	$11,163
Restaurant food and supplies	8,526	8,007
Bakery finished goods	9,611	1,225
Bakery raw materials	1,719	2,132

Total	$32,485	$22,527

NOTE D – STOCK-BASED EMPLOYEE COMPENSATION

          We maintain performance incentive plans under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, deferred shares, performance shares and performance units may be granted to employees, consultants and non-employee directors.  To date, we have granted only non-qualified stock options under these plans and only to employees and non-employee directors. We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Our policy is to grant all stock options at the fair market value of the underlying stock at the date of grant.  Accordingly, we do not recognize compensation expense for company-issued stock options in our financial statements.

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

	Thirteen Weeks Ended September 27, 2005	Thirteen Weeks Ended September 28, 2004	Thirty-nine Weeks Ended September 27, 2005	Thirty-nine Weeks Ended September 28, 2004

		(restated)		(restated)
Net income, as reported	$21,918	$12,388	$64,155	$46,601
Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(2,785)	(2,141)	(8,148)	(6,826)

Net income, pro forma	$19,133	$10,247	$56,007	$39,775

Basic net income per share, as reported	$0.28	$0.16	$0.82	$0.60
Basic net income per share, pro forma	$0.24	$0.13	$0.72	$0.51
Diluted net income per share, as reported	$0.27	$0.16	$0.80	$0.59
Diluted net income per share, pro forma	$0.24	$0.13	$0.70	$0.50

          For stock options issued during fiscal 2005, the Company employed the binomial lattice pricing model to determine the fair value of options at the date of grant.  For stock options issued during the third quarter of fiscal 2005, the Company used the following weighted average assumptions: (a) no dividend yield on our stock, (b) expected volatility of our stock of 33.1%, (c) risk-free interest rates ranging from 4.17% to 4.57%, (d) a termination rate of 0.6%, and (e) an exercise multiple of 1.35.  The weighted average fair value at date of grant for options issued in the third quarter of fiscal 2005 was $13.79.

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

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE G – COMPREHENSIVE INCOME

Comprehensive income consisted of (in thousands):

	Thirteen Weeks Ended September 27, 2005	Thirteen Weeks Ended September 28, 2004	Thirty-nine Weeks Ended September 27, 2005	Thirty-nine Weeks Ended September 28, 2004

		(restated)		(restated)
Net income	$21,918	$12,388	$64,155	$46,601
Net unrealized gain (loss) on available-for-sale securities	(257)	641	(335)	(367)

Total comprehensive income	$21,661	$13,029	$63,820	$46,234

NOTE H – COMMITMENTS AND CONTINGENCIES

          In December 2002, two former hourly restaurant employees in California filed a lawsuit in the Superior Court in Orange County, California against the Company alleging violations of California labor laws with respect to providing meal and rest breaks.  In October 2003, an hourly restaurant employee in California filed a lawsuit in Superior Court in Orange County, California against the Company alleging violations of California labor laws with respect to the providing of meal and rest breaks and improper deductions, among other claims.  In May 2004, an hourly restaurant employee filed a lawsuit alleging similar violations in Superior Court in Los Angeles County, California.  These cases were filed on behalf of the named plaintiffs and other purported class members.  The parties have completed settlement negotiations, and the designated plaintiffs in all three cases and their attorneys have executed a settlement agreement with the Company.  Approval of such settlement has been sought from the Superior Court.  A number of former and current employees also filed individual wage and hour claims, based upon alleged similar violations, directly with various offices of the California Division of Labor Standards Enforcement (DLSE).  Hearings on most of these claims are currently being deferred by the various offices of the DLSE pending approval of the litigation settlement by the Superior Court.  The DLSE claims filed by employees who joined the approved settlement will also be resolved by such settlement.  Notices of the settlement were sent to class members.  In the third quarter of 2004, the Company recorded a $4.5 million reserve based on an estimate of the ultimate costs, expenses and fees that may be incurred in connection with these matters.  Revisions to this estimate may be made in the future and will be reported in the periods in which additional information is known.

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

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

          Unallocated corporate expenses are presented below as reconciling items to the amounts presented in the consolidated financial statements.  Segment information is presented below in thousands:

	Thirteen Weeks Ended September 27, 2005	Thirteen Weeks Ended September 28, 2004	Thirty-nine Weeks Ended September 27, 2005	Thirty-nine Weeks Ended September 28, 2004

		(restated)		(restated)
Revenues:
Restaurants	$278,471	$235,018	$809,278	$669,296
Bakery	23,368	21,367	66,957	57,478
Intercompany bakery sales	(9,032)	(8,702)	(26,868)	(23,637)

	$292,807	$247,683	$849,367	$703,137

Income from operations:
Restaurants	$41,843	$25,138	$121,801	$90,754
Bakery	4,517	3,207	11,182	7,454
Corporate	(13,991)	(9,841)	(37,844)	(28,781)

	$32,369	$18,504	$95,139	$69,427

Depreciation and amortization:
Restaurants	$10,119	$8,232	$28,567	$23,379
Bakery	466	411	1,353	1,171
Corporate	790	570	2,291	1,387

	$11,375	$9,213	$32,211	$25,937

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

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value.  The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition.  The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption.  The transition methods include prospective and retroactive adoption options.  The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would restate prior periods to record compensation expense for all unvested stock options beginning with the first period restated.  The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and diluted net income per share.  The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, but it believes the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

          In October 2005, the FASB issued Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense.  This Staff Position is effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required.  The Company currently capitalizes rent incurred during the tenant improvement construction phase, which averaged approximately $45,000 per new restaurant opened year-to-date during fiscal 2005.  The Company has not yet determined the method of adoption.

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

           As of October 21, 2005, we operated 98 upscale, high-volume, casual dining restaurants under The Cheesecake Factory® mark.  We also operated five upscale casual dining restaurants under the Grand Lux Cafe® mark; one self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark inside the DisneyQuest® family entertainment center in Orlando, Florida; and a bakery production facility.  We also licensed two limited menu bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.

          Our revenues consist of sales from our restaurant operations and sales from our bakery operations to other foodservice operators, retailers and distributors.  Revenue from restaurant sales is recognized when payment is tendered at the point of sale.  Revenue from our gift cards (also known as stored value cards) is recognized upon redemption in our restaurants. Until the redemption of gift cards occurs, all outstanding balances on such cards are included as a liability in our consolidated balance sheets.  Revenue from bakery sales to other foodservice operators, retailers and distributors is recognized upon transfer of title to customers.

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

	Thirteen Weeks Ended September 27, 2005	Thirteen Weeks Ended September 28, 2004	Thirty-nine Weeks Ended September 27, 2005	Thirty-nine Weeks Ended September 28, 2004

		(restated)		(restated)
Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	25.5	26.3	25.7	26.4
Labor expenses	31.0	31.0	31.0	30.9
Other operating costs and expenses	22.9	24.6	22.8	23.3
General and administrative expenses	4.3	4.0	4.3	4.2
Depreciation and amortization expenses	3.9	3.7	3.8	3.7
Preopening costs	1.3	2.9	1.2	1.6

Total costs and expenses	88.9	92.5	88.8	90.1

Income from operations	11.1	7.5	11.2	9.9
Interest income, net	0.4	0.2	0.4	0.2
Other income, net	0.0	0.0	0.0	0.1

Income before income taxes	11.5	7.7	11.6	10.2
Income tax provision	4.0	2.7	4.0	3.6

Net income	7.5%	5.0%	7.6%	6.6%

Thirteen Weeks Ended September 27, 2005 Compared to Thirteen Weeks Ended September 28, 2004

Revenues

          For the thirteen weeks ended September 27, 2005, the Company’s total revenues increased 18% to $292.8 million compared to $247.7 million for the thirteen weeks ended September 28, 2004.  Restaurant sales increased 19% to $278.5 million compared to $235.0 million for the same period of the prior year.  The $43.5 million increase in restaurant sales consisted of a $41.3 million increase from the openings of new restaurants and a $2.2 million, or approximate 1.0%, increase in comparable restaurant sales.  By concept, comparable sales at Cheesecake Factory restaurants increased approximately 0.9% and comparable sales at Grand Lux Cafes increased approximately 3.8%. Sales in comparable restaurants benefited from an approximate 1% effective menu price increase implemented in Cheesecake Factory restaurants during January and February 2005 and another approximate 1% effective menu price increase implemented at Cheesecake Factory restaurants during July and August 2005.  However, restaurant sales in the current quarter were negatively impacted in the range of $3.0 million to $3.2 million by temporary weather-related restaurant closures and a general slowdown in traffic resulting from the hurricanes in the Southeast.  We estimate that total comparable sales would have increased approximately 2.1% at The Cheesecake Factory without the impact of the hurricanes. This amount approximates our effective menu price increases.  Since most of our established restaurants currently operate close to full capacity during the peak demand periods of lunch and dinner, we generally do not expect to achieve increases in comparable restaurant sales other than our effective menu price increases.   Comparable sales at The Grand Lux Cafes would have increased an estimated 4.9% without the impact of the hurricanes.

          As a result of the openings of new restaurants during the past twelve months, total restaurant operating weeks increased 21% to 1,308 for the thirteen weeks ended September 27, 2005.  Average sales per restaurant operating week at Cheesecake Factory restaurants decreased approximately 1.4% to $212,700 compared to $215,700 for the same period last year. This decrease in average weekly sales is due principally to the weekly sales volumes at several newer restaurants that are gradually decreasing, as expected, from their initial grand opening or “honeymoon” sales levels to their sustainable and expected run-rate levels.  It is common in the restaurant industry for new locations to open with sales volumes well in excess of their sustainable run-rate levels due to grand opening promotional and consumer awareness activities that generate abnormally high customer traffic for a period of several months.

          We currently expect to open as many as 18 new restaurants during fiscal 2005, consisting of as many as 16 Cheesecake Factory restaurants and as many as two Grand Lux Cafes. Eleven new Cheesecake Factory restaurants have opened in fiscal 2005 thru October 21, 2005, including three in the third quarter and two in the fourth quarter to date.  Seven additional restaurant openings are currently planned for the fourth quarter, including two Grand Lux Cafes.  However, due to the nature of the leased spaces that we select for our upscale restaurants and their highly customized layouts, it is difficult to predict, by quarter, the exact timing of our restaurant openings.  As a result, it is not uncommon to have planned openings move due to various factors outside of our control.

          Bakery sales to other foodservice operators, retailers and distributors (“Bakery sales”) increased 13% to $14.3 million for the thirteen weeks ended September 27, 2005 compared to $12.7 million for the same period of the prior year. Bakery sales accounted for 4.9% and 5.1% of total revenues for the third quarters of fiscal 2005 and 2004, respectively.  Sales to warehouse clubs comprised approximately 71% of total bakery sales in the current period compared to approximately 62% for the same period of the prior year.

          We strive to develop and maintain long-term, growing relationships with our bakery customers, based largely on our 33-year reputation for producing high quality, creative baked desserts.  However, bakery sales volumes will always be less predictable than our restaurant sales.  It is difficult to predict the timing of bakery product shipments and contribution margins on a quarterly basis.  Additionally, the purchasing plans of our large-account customers may fluctuate from quarter to quarter.  Due to the highly competitive nature of the bakery business, we are unable to enter into long-term contracts with our large-account bakery customers, who may discontinue purchasing our products without advance notice at any time for any reason.

Cost of Sales

          During the thirteen weeks ended September 27, 2005, cost of sales increased 15% to $74.7 million compared to $65.2 million for the comparable period last year.  The related increase of $9.5 million was primarily attributable to the increase in revenues.  As a percentage of revenues, these costs decreased to 25.5% versus 26.3% for the same period of the prior year.

          The menu at our restaurants is one of the most diversified in the foodservice industry and, accordingly, is not overly dependent on a single commodity.  Changes in costs for one commodity are often, but not always, counterbalanced by cost changes in other commodity categories.  The principal commodity categories for our restaurants include fresh produce, poultry, meat, fish and seafood, cheese, other fresh dairy products, bread and general grocery items.  Compared to the same period of the prior year, we experienced lower costs in most of these commodity categories, especially poultry, during the third quarter of fiscal 2005.

          We are currently able to contract for the majority of the food commodities used in our operations for periods up to one year.  With the exception of cream cheese used in our bakery operations, many of the fresh commodities, such as fish, dairy, and certain produce and poultry products are not currently contractible for periods longer than 30 days in most cases.  As a result, these fresh commodities can be subject to unforeseen supply and cost fluctuations due principally to weather and other general agricultural conditions.  During the second quarter of fiscal 2005, we reached agreement for substantially all of our bakery operation’s cream cheese requirements for the remainder of fiscal 2005 at a fixed cost per pound that is slightly higher than the actual cost per pound in fiscal 2004, but comparable to the actual cost per pound in the first quarter of fiscal 2005.  We will also purchase cream cheese on the spot market as necessary to supplement our agreements.

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

Labor Expenses

          Labor expenses, which include restaurant-level labor costs and bakery direct production labor costs (including associated fringe benefits), increased 18% to $90.9 million for the thirteen weeks ended September 27, 2005 compared to $76.8 million for the same period of the prior year.  This increase was principally due to the increase in revenues.  As a percentage of total revenues, labor expenses for the third quarter of fiscal 2005 were 31.0%, equal to the comparable prior year period.  Increased labor costs versus the prior year associated with higher minimum wages in several of the larger markets in which we operate and higher medical insurance costs were effectively offset by the menu price increase and efficient labor cost management.

          For new restaurants, labor expenses will typically be higher than normal during the first 90 to 120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by our restaurants.  Accordingly, labor expenses as a percentage of revenues could be slightly higher in the fourth quarter of fiscal 2005 as a result of our planned openings of as many as nine new restaurants.

Other Operating Costs and Expenses

          Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses.  Other operating costs and expenses increased 10% to $67.1 million for the thirteen weeks ended September 27, 2005 compared to $60.9 million for the same period of the prior year.  This increase was principally attributable to the increase in revenues.  In addition, the prior year balance includes an accrual of a $4.5 million reserve for legal actions pending at that time. As a percentage of total revenues, other operating costs and expenses were 22.9% for the thirteen weeks ended September 27, 2005 compared to 24.6% for the comparable period of the prior year.  This 1.7% decrease is primarily attributable to the impact of the litigation settlement accrual in the prior year, which equated to 1.8% of total revenues, offset partially by increased costs in the current quarter for electric and natural gas services to our restaurants of approximately 0.2% of revenues.  We currently expect the increased costs of our natural gas and electric services to continue through the remainder of fiscal 2005 and into fiscal 2006.

General and Administrative Expenses

          General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, the restaurant field supervision organization, the bakery administrative organization and the corporate support organization.  G&A expenses increased 27% to $12.7 million for the thirteen weeks ended September 27, 2005 compared to $10.0 million for the same period of fiscal 2004.  As a percentage of total revenues, G&A expenses increased to 4.3% for the thirteen weeks ended September 27, 2005 versus 4.0% for the same period of fiscal 2004.  This percentage increase is primarily due to the timing of management recruiting and training costs associated with our planned openings of as many nine restaurants in the fourth quarter.

          During the remainder of fiscal 2005 and into fiscal 2006, we plan to continue to add resources to the corporate support and field supervision activities of our operations.  Commensurate with the planned openings of as many as 18 new restaurants during fiscal 2005, we expect that our absolute G&A expenses per quarter will also reflect the ramp-up of restaurant management recruiting and training activities.  Accordingly, we expect absolute G&A expense to progressively increase from quarter to quarter during the remainder of fiscal 2005 and into fiscal 2006.

Depreciation and Amortization Expenses

          Depreciation and amortization expenses were $11.4 million for the thirteen weeks ended September 27, 2005 compared to $9.2 million for the thirteen weeks ended September 28, 2004.  This increase was principally due to increases in property and equipment associated with new restaurant openings.  As a percentage of total revenues, depreciation and amortization expenses were 3.9% and 3.7% for the thirteen weeks ended September 27, 2005 and September 28, 2004, respectively.

Preopening Costs

          Preopening costs were $3.8 million and $7.1 million for the thirteen weeks ended September 27, 2005 and September 28, 2004, respectively.  We opened three Cheesecake Factory restaurants during the thirteen weeks ended September 27, 2005 compared to seven Cheesecake Factory restaurants and one Grand Lux Cafe restaurant for the same quarter last year. In addition, preopening costs were incurred in both periods for restaurant openings in progress.

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

          Our direct preopening costs for an 11,000 square foot, single-story restaurant in an established Company market average approximately $775,000.  There will also be other preopening costs associated with each restaurant opening, including costs for corporate travel and support activities.  Preopening costs will usually be higher for larger restaurants, our initial entry into new markets and for new concepts such as Grand Lux Cafe.  We generally incur the most significant portion of preopening costs for a typical restaurant opening within the two-month period immediately preceding the opening and the month of the restaurant’s opening.  Preopening costs will fluctuate from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant, and the fluctuations could be significant.  We expense preopening costs as incurred.

          We also expect to incur preopening costs of approximately $1.0 million in connection with our planned opening of a second bakery production facility.  The majority of these costs should be incurred in the fourth quarter of 2005 and the first quarter of 2006.  Based on our planned opening of this bakery production facility in early 2006 and as many as nine new restaurants, including as many as two Grand Lux Cafes, in the fourth quarter preopening costs will be higher during the fourth quarter of fiscal 2005 compared to the prior year.  However, due to the nature of the leased spaces that we select for our upscale restaurants and their highly customized layouts, it is difficult to predict, by quarter, the exact timing of our restaurant openings.  As a result, it is not uncommon to have planned openings and the associated preopening costs move due to various factors outside of our control.

Income Tax Provision

          Our effective income tax rate was 34.8% for the thirteen weeks ended September 27, 2005 compared with 35.1% for the comparable prior year period.  We currently estimate our effective tax rate to remain at 34.8% for the rest of fiscal 2005. However, the actual effective tax rate for fiscal 2005 may be different than our current estimate due to actual revenues, pretax income and tax credits achieved during the year.

Thirty-nine Weeks Ended September 27, 2005 Compared to Thirty-nine Weeks Ended September 28, 2004

Revenues

          For the thirty-nine weeks ended September 27, 2005, the Company’s total revenues increased 21% to $849.4 million compared to $703.1 million for the thirty-nine weeks ended September 28, 2004.  Restaurant sales increased 21% to $809.3 million compared to $669.3 million for the same period of the prior year.  The $140.0 million increase in restaurant sales consisted of a $128.0 million increase from the openings of new restaurants and a $12.0 million or approximately 2% increase in comparable restaurant sales.  Sales in comparable restaurants benefited from an approximate 1% effective menu price increase implemented in Cheesecake Factory restaurants during January and February 2005 and an approximate 1% effective menu price increase implemented at Cheesecake Factory restaurants during July and August 2005.

          Bakery sales increased 19% to $40.1 million for the thirty-nine weeks ended September 27, 2005 compared to  $33.8 million for the same period of the prior year. This increase was primarily due to increased sales to our warehouse club customers, which accounted for 68% of bakery sales in the current period compared to 62% of sales in the comparable period of the prior year.

Cost of Sales

          During the thirty-nine weeks ended September 27, 2005, cost of sales increased 17% to $217.9 million compared to $185.9 million for the comparable period last year.  The related increase of $32.0 million was primarily attributable to the increase in revenues.  As a percentage of total revenues, this cost decreased to 25.7% versus 26.4% for the same period of the prior year. This decrease was primarily attributable to reduced costs compared to the prior year for a variety of commodities used in our restaurants, particularly poultry and certain dairy-related commodities.

Labor Expenses

          Labor expenses were $263.7 million for the thirty-nine weeks ended September 27, 2005 compared to $217.5 million for the same period of the prior year.  The related increase of $46.2 million was principally due to the increase in revenues.  As a percentage of total revenues, labor expenses for the thirty-nine weeks ended September 27, 2005 increased slightly to 31.0% compared to 30.9% for the comparable period last year, reflecting the impact of increased minimum wages in several of the larger markets in which we operate and the increased costs for medical insurance costs.

Other Operating Costs and Expenses

          Other operating costs and expenses increased 18% to $193.5 million for the thirty-nine weeks ended September 27, 2005 compared to $163.5 million for the same period of the prior year.  The related increase of $30.0 million was principally attributable to the increase in revenues.  As a percentage of total revenues, other operating costs and expenses decreased to 22.8% for the thirty-nine weeks ended September 27, 2005 compared to 23.3% for the comparable period of fiscal 2004. This percentage decrease was primarily attributable to the impact of the litigation settlement accrual included in the prior year amount at 0.6% of total revenues, partially offset by increased costs in the current year for electric and natural gas services to our restaurants of approximately 0.2% of revenues.

General and Administrative Expenses

          General and administrative expenses increased to $36.6 million for the thirty-nine weeks ended September 27, 2005 compared to $29.7 million for the same period of fiscal 2004, an increase of $6.9 million or 23%.  As a percentage of total revenues, general and administrative expenses were 4.3% for the thirty-nine weeks ended September 27, 2005 compared to 4.2% for the same period of the prior year.

Depreciation and Amortization Expenses

          Depreciation and amortization expenses were $32.2 million for the thirty-nine weeks ended September 27, 2005 compared to $25.9 million for the same period of the prior year.  The related increase of $6.3 million was principally attributable to increases in property and equipment associated with new restaurant openings.  As a percentage of total revenues, depreciation and amortization expenses were 3.8% for the thirty-nine weeks ended September 27, 2005 compared to 3.7% for the same period last year.

Preopening Costs

          Preopening costs were $10.3 million for the thirty-nine weeks ended September 27, 2005 compared to $11.2 million for the same period of the prior year.  We incurred preopening costs to open nine Cheesecake Factory restaurants during the thirty-nine weeks ended September 27, 2005 compared to eleven Cheesecake Factory restaurants and one Grand Lux Cafe restaurant during the thirty-nine weeks ended September 28, 2004.  In addition, we incurred preopening costs in both periods for other restaurant openings in progress.

Income Tax Provision

          Our effective income tax rate was 34.8% for the thirty-nine weeks ended September 27, 2005 compared with 35.1% for the comparable prior year period.  We currently estimate our effective tax rate to remain at 34.8% for the rest of fiscal 2005.  However, the actual effective tax rate for fiscal 2005 may be different than our current estimate due to actual revenues, pretax income and tax credits achieved during the year.

Liquidity and Capital Resources

          The following tables set forth a summary of the Company’s key liquidity measurements (dollar amounts in millions):

	September 27, 2005	December 28, 2004

Cash and marketable securities on hand	$167.7	$151.5
Net working capital	$42.0	$4.7
Adjusted net working capital (1)	$134.9	$110.8
Current ratio	1.4:1	1.0:1
Adjusted current ratio (1)	2.3:1	2.0:1
Long-term debt (2)	$20.7	$17.0

(1)

Includes all marketable securities classified as either current assets ($53.7 million and $31.4 million at September 27, 2005 and December 28, 2004, respectively) or noncurrent assets ($92.9 million and $106.1 million at September 27, 2005 and December 28, 2004, respectively).

(2)	Represents deemed landlord financing liability.

	Thirty-nine Weeks Ended September 27, 2005	Thirty-nine Weeks Ended September 28, 2004

		(restated)
Cash provided by operating activities	$109.5	$88.8
Capital expenditures	$111.8	$118.9

          During the thirty-nine weeks ended September 27, 2005, our cash and marketable securities on hand increased by $16.2 million to $167.7 million from the December 28, 2004 balance.  This increase was primarily attributable to cash provided by operating activities and the collection of landlord construction allowances, partially offset by purchases of property and equipment.  In the table above, we also present adjusted net working capital and current ratio calculations that include all marketable securities classified as either current or noncurrent assets.

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

          We maintain a $35 million revolving credit and term loan facility (the “Credit Facility”), which expires on December 31, 2006. As of October 21, 2005, there were no borrowings outstanding under the Credit Facility.  $17.7 million of the Credit Facility has been reserved to support standby letters of credit for our self-insurance programs.  Borrowings under the Credit Facility will bear interest at variable rates based, at our option, on either the prime rate of interest, the lending institution’s cost of funds plus 0.75%, or the applicable LIBOR rate plus 0.75%.  Upon expiration of the Credit Facility, a maximum of $35 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates.  The Credit Facility is not collateralized and requires us to maintain certain financial ratios and to observe certain restrictive covenants with respect to the conduct of our operations, with which we are currently in compliance.

          Our new restaurant development model more closely resembles that of a retail business that occupies leased space in shopping malls, office complexes, strip centers, entertainment centers and other real estate developments.  We typically seek to lease our restaurant locations for primary periods of 15 to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our share of common area maintenance, property tax and insurance expenses).  We disburse cash for leasehold improvements and furnishings, fixtures and equipment to build out our leased premises.  We may also disburse cash for structural additions that we make to leased premises that generally are reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in the respective leases.  If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. In the future, we may also develop more freestanding restaurant locations using both ground leases and built-to-suit leases, which are common arrangements used to finance freestanding locations in the restaurant industry.  We do not have any current plans to encumber our existing leasehold interests with secured financing.  We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

          For fiscal 2005, we currently estimate our cash outlays for capital expenditures to range between $155 million and $163 million, net of agreed-upon up-front cash landlord construction contributions, and excluding $17 million to $18 million of expected noncapitalizable preopening costs for both new restaurants and a second bakery production facility.  This amount also excludes approximately $6 million of landlord construction contributions to be applied as reductions to minimum or percentage rent over the term of the lease.  The amount reflected as additions to property and equipment in the Consolidated Statements of Cash Flows may vary from this estimate based on the accounting treatment of each operating lease.  This estimate contemplates a net outlay of $125 million to $128 million for as many as 18 new restaurants to be opened during fiscal 2005, estimated construction-in-progress disbursements for anticipated fiscal 2006 openings and estimated collections of up-front cash landlord construction contributions.  Expected capital expenditures for fiscal 2005 also include approximately $12 million to $13 million for maintenance and capacity addition expenditures to our existing restaurants and $7 million to $8 million for corporate infrastructure investments, including interior build-out of our corporate support and training center.

          We expect to spend approximately $1 million to $2 million for maintenance and enhancements to our existing bakery production facility. In addition, we are in the process of building a second bakery production facility in Rocky Mount, North Carolina.  We expect this facility to be operational in the first quarter of fiscal 2006.  This facility will be built-out in phases over several years to allow us to add production capacity as we need it. The initial investment is projected to be $13 million to $15 million, of which approximately $10 million to $12 million will be incurred in fiscal 2005.

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

          During fiscal 2004, our Board of Directors increased the share repurchase authorization to 6,000,000 shares from 2,531,250 shares.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us.  We have repurchased a total of 2,082,367 shares for a total cost of $30.5 million through September 27, 2005 under this authorization.

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

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value.  The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition.  The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption.  The transition methods include prospective and retroactive adoption options.  The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would restate prior periods to record compensation expense for all unvested stock options beginning with the first period restated.  The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and diluted net income per share.  The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, but it believes the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

          In October 2005, the FASB issued Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense.  This Staff Position is effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required.  The Company currently capitalizes rent incurred during the tenant improvement construction phase, which averaged approximately $45,000 per new restaurant opened year-to-date during fiscal 2005.  The Company has not yet determined the method of adoption.

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

          A change in market prices also exposes us to market risk related to our investments in marketable securities. As of September 27, 2005, we held $146.6 million in marketable securities.  A hypothetical 10% decline in the market value of those securities would result in a $14.7 million unrealized loss and a corresponding decline in their fair value.  This hypothetical decline would not affect our cash flows until the securities were disposed of.

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

Changes In Internal Control over Financial Reporting

          There have been no changes in our internal control over financial reporting (as defined In Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 27, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

          The following risk factors may affect our operating results and the environment within which we conduct our business.  If our projections and estimates regarding these factors differ materially from what actually occurs, our actual results could vary significantly from any results expressed or implied by forward-looking statements.  These risk factors include, but are not limited to, changes in general economic, demographic, geopolitical or public safety conditions which affect consumer behavior and spending for restaurant dining occasions, including the increase in energy costs and its impact on the consumer budget; ongoing ramifications of the September 11, 2001 terrorist attacks and the governmental response thereto; the continuing armed conflict in Iraq or in other countries; changes in consumer eating habits as a result of new information regarding diet, nutrition and health that could impact demand for our menu and bakery product offerings; increasing competition in the upscale casual dining segment of the restaurant industry; adverse weather conditions which impact customer traffic at the Company’s restaurants in general and which cause the temporary underutilization of outdoor patio seating available at most of the Company’s restaurants and may result in temporary closures in affected geographic locations; various factors which increase the cost to develop and/or affect the number and timing of the openings of new restaurants, including factors under the influence and control of government agencies, landlords, construction contractors and others; fluctuations in the availability and/or cost of raw materials, management and hourly labor, energy or other resources necessary to successfully build and operate the Company’s restaurants and bakery production facility; the Company’s ability to raise prices sufficiently to offset cost increases, including increased costs for minimum wages, employee benefits and insurance arrangements; the success of strategic and operating initiatives, including new restaurant concepts and new bakery product lines; depth of management; adverse publicity about the Company, its restaurants or bakery products resulting from a number of risks that are common to restaurant and bakery businesses; the Company’s current dependence on a single bakery production facility; the Company’s ability to obtain and retain large-account customers for its bakery operations; changes in timing and/or scope of the purchasing plans of large-account bakery customers which can cause fluctuations in bakery sales and the Company’s consolidated operating results; our inability to enter into long-term contracts with large-account bakery customers, who may discontinue purchasing our products without advance notice at any time for any reason; the rate of growth of general and administrative expenses associated with building a strengthened corporate and field supervision infrastructure to support the Company’s growing operations; relations between the Company and its employees; legal claims and litigation against the Company; the availability, amount, type, and cost of capital for the Company and the deployment of such capital, including the amounts of planned capital expenditures; changes in, or any failure to comply with, governmental regulations, including regulations relating to the sale of alcoholic beverages; the amount of, and any changes to, tax rates and the success of various initiatives to minimize taxes; changes in accounting standards or interpretations of existing standards adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Emerging Issues Task Force and the American Institute of Certified Public Accountants that could impact our reported financial results; and other risks and uncertainties referenced in this Form 10-Q or our Annual Report on Form 10-K/A for the fiscal year ended December 28, 2004.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

          In December 2002, two former hourly restaurant employees in California filed a lawsuit in the Superior Court in Orange County, California against the Company alleging violations of California labor laws with respect to providing meal and rest breaks.  In October 2003, an hourly restaurant employee in California filed a lawsuit in Superior Court in Orange County, California against the Company alleging violations of California labor laws with respect to the providing of meal and rest breaks and improper deductions, among other claims.  In May 2004, an hourly restaurant employee filed a lawsuit alleging similar violations in Superior Court in Los Angeles County, California.  These cases were filed on behalf of the named plaintiffs and other purported class members.  The parties have completed settlement negotiations, and the designated plaintiffs in all three cases and their attorneys have executed a settlement agreement with the Company.  Approval of such settlement has been sought from the Superior Court.  A number of former and current employees also filed individual wage and hour claims, based upon alleged similar violations, directly with various offices of the California Division of Labor Standards Enforcement (DLSE).  Hearings on most of these claims are currently being deferred by the various offices of the DLSE pending approval of the litigation settlement by the Superior Court.  The DLSE claims filed by employees who joined the approved settlement will also be resolved by such settlement.  Notices of the settlement were sent to class members.  In the third quarter of 2004, the Company recorded a $4.5 million reserve based on an estimate of the ultimate costs, expenses and fees that may be incurred in connection with these matters.  Revisions to this estimate may be made in the future and will be reported in the periods in which additional information is known.

          The Company is subject to various legal proceedings that are discussed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 28, 2004.

Item 6.  Exhibits

Exhibit 3.1	Certificate of Incorporation of the Registrant (1)

Exhibit 3.2	Certificate of Designation of Series A Junior Participating Preferred Stock, $.01 par value (1)

Exhibit 3.3	Certificate of Amendment of Certificate of Incorporation (1)

Exhibit 3.4	Bylaws (2)

Exhibit 4.1	Form of Rights Agreement dated as of August 4, 1998 between the Registrant and U.S. Stock Transfer Corporation (3)

Exhibit 4.2	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between the Registrant and U.S. Stock Transfer Corporation (4)

Exhibit 11.0	Statement Regarding Computation of Net Income per Share

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Previously filed and incorporated by reference from the Registrant’s Form 10-Q for the quarterly period ended June 28, 2005.
(2) Previously filed and incorporated by reference from the Registrant’s Form 10-Q for the quarterly period ended September 30, 2003.
(3) Previously filed and incorporated by reference from the Registrant’s Form 8-A filed August 18, 1998.
(4) Previously filed and incorporated by reference from the Registrant’s post-effective amendment No. 1 to its Registration Statement on Form 8-A filed November 13, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 21, 2005	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON

David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MICHAEL J. DIXON

Michael J. Dixon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN

Cheryl M. Slomann
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

3.1	Certificate of Incorporation of the Registrant (1)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock, $.01 par value (1)

3.3	Certificate of Amendment of Certificate of Incorporation (1)

3.4	Bylaws (2)

4.1	Form of Rights Agreement dated as of August 4, 1998 between the Registrant and U.S. Stock Transfer Corporation (3)

4.2	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between the Registrant and U.S. Stock Transfer Corporation (4)

11.0	Statement Regarding Computation of Net Income per Share

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously filed and incorporated by reference from the Registrant’s Form 10-Q for the quarterly period ended June 28, 2005.
(2) Previously filed and incorporated by reference from the Registrant’s Form 10-Q for the quarterly period ended September 30, 2003.
(3) Previously filed and incorporated by reference from the Registrant’s Form 8-A filed August 18, 1998.
(4) Previously filed and incorporated by reference from the Registrant’s post-effective amendment No. 1 to its Registration Statement on Form 8-A filed November 13, 2003.