Form 10-K
period 2006-01-03
CHEESECAKE FACTORY INCORPORATED
filed 2006-02-22
CIK 887596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20574

THE CHEESECAKE FACTORY INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Delaware	51-0340466
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

26901 Malibu Hills Road Calabasas Hills, California	91301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (818) 871-3000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
Preferred Stock Purchase Rights

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, June 28, 2005, was $2,509,398,435 (based on the last reported sales on the Nasdaq Stock Market on that date). As of February 15, 2006, 78,857,088 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on May 31, 2006.

PART I

Forward-Looking Statements

          Certain information included in this Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify forward-looking statements. These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the “Act”).

          In connection with the “safe harbor” provisions of the Act, we have identified and are filing important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf (see Item 1A, “Risk Factors”). These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

ITEM 1:	BUSINESS

General

          As of February 21, 2006, The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we,” “us” and “our”) operated 103 upscale, full-service, casual dining restaurants under The Cheesecake Factory® mark in 29 states and the District of Columbia. We also operated seven upscale, full-service, casual dining restaurants under the Grand Lux Cafe® mark in Sunrise, Florida; Garden City, New York; Houston, Texas; Dallas, Texas; Chicago, Illinois; Los Angeles, California and Las Vegas, Nevada; and one self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark inside the DisneyQuest® family entertainment center in Orlando, Florida. We also operated a bakery production facility in Calabasas Hills, California that produces baked desserts and other products for our restaurants and for other foodservice operators, retailers and distributors. We also licensed two bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator. When referred to herein, the term “restaurants” includes both The Cheesecake Factory and Grand Lux Cafe full-service restaurant concepts, unless otherwise noted, and excludes the one “express” location, the two licensed bakery cafes and the bakery production facility, unless otherwise noted.

          The Cheesecake Factory is an upscale, casual dining concept that offers approximately 200 menu items including appetizers, pizza, seafood, steaks, chicken, burgers, pasta, specialty items, salads, sandwiches, omelets and desserts, including approximately 40 varieties of cheesecake and other baked desserts (See “The Cheesecake Factory Restaurant Concept and Menu”). Grand Lux Cafe is also an upscale, casual dining concept offering approximately 150 menu items (See “The Grand Lux Cafe Restaurant Concept and Menu”). In contrast to many chain restaurant operations, substantially all of our menu items (except desserts manufactured at our bakery production facility) are prepared on the restaurant premises using high quality, fresh ingredients based on innovative and proprietary recipes. We believe our restaurants are recognized by consumers for offering exceptional value with generous food portions at moderate prices. Our restaurants’ distinctive, contemporary design and decor create a high-energy ambiance in a casual setting. Our restaurants currently range in size from 5,400 to 21,000 interior square feet, provide full liquor service and are generally open seven days a week for lunch and dinner, as well as Sunday brunch. Restaurant sales represented 94.9%, 94.5% and 94.5% of revenues for fiscal 2005, 2004 and 2003, respectively.

          We believe that our ability to select suitable locations and operate successful restaurants, coupled with the continuing popularity of our restaurant concepts with consumers, is reflected in our average food and beverage sales per restaurant, which we believe are among the highest of any publicly-held restaurant company. Average sales per restaurant open for the full year were approximately $11.0 million, $11.1 million and $10.8 million for fiscal 2005, 2004 and 2003, respectively. Since each of our restaurants has a customized layout and differs in size, we believe an effective method to measure the unit economics of our concepts is by square foot. Average sales per productive square foot (defined as interior plus seasonally-adjusted patio square feet) for restaurants open for the full year were approximately $970 for fiscal 2005, $976 for fiscal 2004 and $971 for fiscal 2003. Average sales per operating week for restaurants open for the full year were $211,900, $213,900 and $208,100 for fiscal 2005, 2004 and 2003, respectively. Our average sales metrics for a given fiscal year can be impacted by a number of factors, including the average size of restaurants open during the year. The estimated average productive square feet for restaurants opened during fiscal 2005, 2004 and 2003 was 11,300, 11,600, and 12,400, respectively. The estimated average productive square feet for all restaurants open the full year were 12,500, 12,500 and 12,300 for fiscal 2005, 2004 and 2003, respectively.

          We believe that the viability of The Cheesecake Factory concept has been successfully demonstrated in a variety of site layouts, trade areas and markets across the United States. Accordingly, we intend to continue developing Cheesecake Factory restaurants in high profile locations within densely populated areas in both existing and new markets. In addition to expanding The Cheesecake Factory concept, we plan to selectively pursue other opportunities to leverage the competitive strengths of our restaurant and bakery operations, which may include new restaurant concepts such as Grand Lux Cafe or other restaurant concepts that we may develop or acquire, as well as new bakery product lines and distribution channels. In order to facilitate our expansion strategy, we plan to continue building our operating and corporate support infrastructure to focus on achieving optimal leverage and efficiencies in all of our operations.

          During fiscal 2005, we opened 16 restaurants under The Cheesecake Factory® mark and two restaurants under the Grand Lux Cafe® mark. We currently plan to open as many as 21 full-service restaurants during 2006, consisting of as many as 18 Cheesecake Factory and three Grand Lux Cafe locations. As in past years, most of our potential restaurant openings for fiscal 2006 will likely occur during the second half of the year. Based on information available as of February 21, 2006, we currently expect to open as many as two, two, five and twelve new restaurants during the first through fourth quarters of fiscal 2006, respectively. However, it is difficult for us to precisely predict the timing of our new restaurant openings due to many factors that are outside of our control (See “New Restaurant Site Selection and Development”). We have signed leases or letters of intent for most of our fiscal 2006 potential restaurant openings.

          Our business operations originated in 1972 when Oscar and Evelyn Overton founded a small bakery in the Los Angeles area. Their son, David Overton, led the creation and opening of the first Cheesecake Factory restaurant in Beverly Hills, California in 1978. Although our restaurant operations have grown substantially during recent years, we remain in the business of creating and marketing branded and private-label bakery products to other foodservice operators, retailers and distributors (“bakery sales”) in order to leverage our brand identity with consumers and to take advantage of excess bakery production capacity. Bakery sales represented 5.1%, 5.5% and 5.5% of our revenues for fiscal 2005, 2004 and 2003, respectively.

          In February 1992, our Company was incorporated in Delaware to consolidate the restaurant and bakery businesses of its predecessors operating under The Cheesecake Factory® mark. Our initial public offering of common stock was completed in September 1992. Follow-on public offerings were completed in January 1994 and November 1997. Our executive offices are located at 26901 Malibu Hills Road, Calabasas Hills, California 91301, and our telephone number is (818) 871-3000.

          The Company maintains a website at thecheesecakefactory.com. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Restaurant Competitive Positioning

          The restaurant industry is comprised of multiple segments, one of which is casual dining. The casual dining segment can be further sub-divided into representative casual and upscale casual. The upscale casual dining segment is differentiated by freshly prepared and innovative food, flavorful recipes with creative presentations, unique layouts, eye-catching design elements, and personalized service. Upscale casual dining is positioned higher than representative casual dining with standards that are much closer to fine dining. We believe that we are a leader in the upscale casual dining segment given our competitive positioning, the key elements of which are provided below.

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

          High Quality Products. Substantially all menu items (except the desserts manufactured at our bakery production facility) are prepared daily on the restaurant premises using high quality, fresh ingredients based on innovative and proprietary recipes. We use high quality dairy and other raw ingredients in our bakery products.

          Exceptional Value. We believe our restaurants are recognized by consumers for offering exceptional value with generous food portions at moderate prices. The estimated average check per Cheesecake Factory restaurant guest, including beverages and desserts, was approximately $17.00, $16.60 and $16.09 for fiscal 2005, 2004 and 2003, respectively.

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

          Flexible Kitchen Capabilities and Operating Systems. Our restaurants have been strategically designed with sufficient capacity, equipment and operating systems to allow for the successful preparation and delivery of an extensive, contemporary and flexible menu, which requires multiple food preparation and cooking methods executed simultaneously.

          Distinctive Restaurant Design and Decor. Our restaurants’ distinctive contemporary design and decor create a high-energy, “non-chain” image and upscale ambiance in a casual setting. Whenever possible, outdoor patio seating is also incorporated in the design of the restaurants, thus allowing for additional restaurant capacity (weather permitting) at a comparatively low occupancy cost per seat.

          High Profile Restaurant Locations and Flexible Site Layouts. We generally locate our restaurants in high profile locations within densely populated areas with a balanced mix of residences, businesses, and shopping and entertainment outlets. In contrast to many theme restaurant operations that rely heavily on tourist traffic, our restaurants principally rely on the visit frequency and loyalty of consumers who work, reside or shop near each of our restaurants. We have the flexibility to design our restaurants to accommodate a wide variety of urban and suburban site layouts, including multi-level locations.

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

The Cheesecake Factory Restaurant Concept and Menu

          The Cheesecake Factory restaurant concept strives to provide a distinctive, high quality dining experience at moderate prices by offering an extensive, creative and evolving menu in an upscale, high-energy casual setting with efficient, attentive and friendly service. As a result, our Cheesecake Factory restaurants appeal to a diverse customer base. The Cheesecake Factory’s extensive menu enables us to compete for substantially all dining preferences and occasions, including not only lunch and dinner, but also the mid-afternoon and late-night dayparts, which are traditionally weaker times for most casual dining restaurant operations. Cheesecake Factory restaurants are not open for breakfast, but do offer Sunday brunch. All of our restaurants are open seven days a week. All items on the menu, including approximately 40 varieties of cheesecake and other quality baked desserts, may be purchased for off-premise consumption, which represents approximately 8% of our current restaurant sales.

          Our menu currently consists of approximately 19 pages and features approximately 200 items including appetizers, pizza, seafood, steaks, chicken, burgers, specialty items, pastas, salads, sandwiches, omelets and desserts, including approximately 40 varieties of cheesecake and other baked desserts. Examples of menu offerings include Crusted Chicken Romano, Shrimp Scampi, Cajun Jambalaya Pasta, Orange Chicken, Bang Bang Chicken & Shrimp, Herb Crusted Salmon, and Jamaican Pepper Shrimp. Menu items, except those desserts manufactured at our bakery production facility, are prepared daily on the restaurant premises with high quality, fresh ingredients using innovative and proprietary recipes. We consider the extensive selection of items on our menu to be an important factor in the differentiation of our restaurants from our competitors. In the majority of our Cheesecake Factory restaurants, menu entrees range in price from $6.95 to $27.95. Appetizers range in price from $4.50 to $11.50, and desserts range from $4.50 to $7.95.

          One of our competitive strengths is the ability to anticipate consumer dining and taste preferences and adapt our menu to the latest trends in food consumption. We create new menu items to keep pace with changing consumer tastes and preferences, and regularly update our ingredients and cooking methods to improve the quality and consistency of our food offerings. Generally every six months, we review the appeal and pricing of our entire menu and typically update or replace as many as five to fifteen of the items. All new menu items are tested and selected based on uniqueness, estimated sales popularity, preparation technique and profitability.

          Our ability to create, promote and attractively display our unique line of baked desserts is also important to the competitive positioning and financial success of our restaurants. We believe that our brand identity and reputation for offering high quality desserts results in a higher percentage of dessert sales relative to that of most chain restaurant operators. Dessert sales represented approximately 15% of total Cheesecake Factory restaurant sales for fiscal 2005, 2004 and 2003.

          Each restaurant maintains a full-service bar where appetizers or the full menu may be purchased. The sale of alcoholic beverages represented approximately 13% of total Cheesecake Factory restaurant sales for fiscal 2005, 2004 and 2003. We believe that most of our alcoholic beverage sales occur with meal purchases.

          We place significant emphasis on the unique interior design and decor of our restaurants, which results in a higher investment per square foot of restaurant space than is typical for the restaurant industry. However, each of our restaurants has historically generated annual sales per square foot that is also typically higher than our competitors. We believe that our stylish restaurant design and decor package contributes to the distinctive dining experience enjoyed by our guests. Each restaurant features large, open dining areas and a contemporary kitchen design featuring exhibition cooking. Six restaurants offer banquet facilities. Approximately three-fourths of our restaurants offer outdoor patio seating (weather permitting). Approximately 18% of our total estimated productive seating capacity is located on outdoor patios, which can be subject to underutilization from time to time due to adverse or unseasonable weather conditions. The table and seating layouts of our restaurants are flexible, permitting tables and seats to be easily rearranged to accommodate large groups or parties, thus permitting more effective utilization of seating capacity.

The Grand Lux Cafe Restaurant Concept and Menu

          Grand Lux Cafe is an upscale, casual dining concept that offers unique American and international cuisine selections in an elegant but relaxed atmosphere. The menu at Grand Lux Cafe offers approximately 150 items including appetizers, pasta, seafood, steaks, chicken, burgers, salads, specialty items and made-to-order desserts. Examples of menu offerings include Cedar Plank BBQ Salmon, Braised Yankee Pot Roast and Indochine Shrimp & Chicken. Menu entrees currently range in price from $8.95 to $29.95. Appetizers range in price from $4.95 to $12.95 and desserts range from $5.95 to $7.95. A full-service bar and bakery are also included in the concept. Our location in the Venetian Resort-Hotel-Casino is open 24 hours a day and also serves a breakfast menu with items priced from $2.50 to $16.95. The estimated average check per restaurant guest at our Grand Lux Cafe locations outside of Las Vegas was approximately $18.20 during fiscal 2005.

          We continue to refine Grand Lux Cafe’s menu and operations in order to further prepare the concept for future growth. We currently plan to open as many as three additional Grand Lux Cafes during fiscal 2006. While we are optimistic that Grand Lux Cafe has the opportunity to become a profitable second growth vehicle for our restaurant operations, there are inherent risks with expanding any new restaurant concept that has not yet proven its long-term financial viability. These risks include, but are not limited to, consumer acceptance, recruiting and training qualified staff members, and achieving an acceptable return on investment.

New Concepts

          We continuously evaluate opportunities for new concepts, through both internal development and acquisition. We are currently developing an upscale, casual dining concept with broad-based Asian cuisine. We have not yet established a definitive menu, expected average check or growth expectations for this concept, nor have we signed a lease for the location of the concept. Our targeted opening for this restaurant is no later than June 2007.

Existing Restaurant Locations

          As of February 21, 2006, we operated 103 full-service restaurants under The Cheesecake Factory® mark in 29 states and the District of Columbia. We also operated seven full-service restaurants under the Grand Lux Cafe® and one self-service, limited menu “express” operation at DisneyQuest® in Orlando under The Cheesecake Factory Express® mark. Additionally, we licensed two bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator. The following table sets forth information with respect to our Company-operated, full-service restaurant locations as of February 21, 2006:

Existing Company-Operated Full-Service Restaurant Locations by State

State	The Cheesecake Factory	Grand Lux Cafe	Total

Alabama	1		1
Arizona	4		4
California	23	1	24
Colorado	3		3
District of Columbia	1		1
Florida	13	1	14
Georgia	3		3
Hawaii	1		1
Illinois	5	1	6
Indiana	1		1
Iowa	1		1
Kansas	1		1
Kentucky	1		1
Maryland	3		3
Massachusetts	4		4
Minnesota	1		1
Missouri	2		2
Nevada	3	1	4
New Jersey	3		3
New York	3	1	4
North Carolina	3		3
Ohio	4		4
Oregon	1		1
Pennsylvania	2		2
Rhode Island	1		1
Tennessee	1		1
Texas	7	2	9
Virginia	4		4
Washington	2		2
Wisconsin	1		1

Total	103	7	110

New Restaurant Site Selection and Development

          We believe the locations of our restaurants are critical to our long-term success and, accordingly, we devote significant time and resources to analyzing each prospective site. Since The Cheesecake Factory concept can be successfully executed within a variety of site locations (urban or suburban shopping malls, retail strip centers, office complexes and entertainment centers – either freestanding or in-line) and layouts (single or multi-level, generally from 7,000 to 16,000 square feet), we can be highly selective and flexible in choosing suitable locations. In general, we currently prefer to open our restaurants at high profile sites within larger metropolitan areas with dense populations and above-average household incomes. While our restaurants typically share common interior decor elements, the layout of each restaurant is customized to accommodate different types of buildings and different square feet of available space. In addition to carefully analyzing demographic information for each prospective site, we consider other factors such as visibility, traffic patterns and general accessibility; the availability of suitable parking; the proximity of residences and shopping areas, office parks and tourist attractions; the degree of competition within the trade area; and the general availability of restaurant-level employees. In contrast to many theme restaurant operations that rely heavily on tourist traffic, our restaurants principally rely on the visit frequency and loyalty of consumers who work, reside or shop in each of our trade areas.

          Historically, our new restaurant development model has more closely resembled that of a retail business that occupies leased space in shopping malls, office complexes, strip centers, entertainment centers and other real estate developments. While we expect this retail lease development model to continue as our principal development approach, we also expect to open more freestanding restaurants. We generally lease our restaurant locations for primary periods of 15 to 20 years. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum base rent and contingent (percentage) rent based on restaurant sales. We are also generally responsible for our proportionate share of common area maintenance (“CAM”), insurance, property tax and other occupancy-related expenses under our leases. Many of our leases provide for maximum allowable annual percentage or fixed dollar increases in CAM, insurance, and property tax expenses to enable us to better predict and control future variable lease costs. Our sales volumes generally have been in excess of the threshold for percentage rent payments at substantially all of our restaurant locations that are subject to leases with percentage rent payment provisions. We expend cash for leasehold improvements and furnishings, fixtures and equipment (“FF&E”) to build out our leased premises. We may also expend cash for structural additions that we make to leased premises. Generally, all or a portion of leasehold improvement costs are reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in our leases. If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. However, there can be no assurance that such contributions will be available for every potential location that we seek to develop into a new restaurant. We are also developing freestanding restaurant locations using both ground leases and built-to-suit leases, which are commonly used to finance freestanding locations in the restaurant industry. We own substantially all of the FF&E in our restaurants and currently plan to do so in the future.

          We believe the relatively high and consistent sales productivity of our restaurants provides opportunities to obtain suitable leasing terms from landlords. Due to the uniquely flexible and customized nature of our restaurant operations and the complex design, construction and preopening processes for each new location, our lease negotiation and restaurant development timeframes vary. The development and opening process generally ranges from six to eighteen months after lease signing, depending largely on the availability of the leased space we intend to occupy, and can be subject to delays outside of our control. The number and timing of new restaurants actually opened during any given period, and their associated contribution to operating week growth for the period, will depend on a number of factors including, but not limited to, the identification and availability of suitable locations and leases; the availability of suitable financing to us and our landlords; the timing of the delivery of the leased premises to us from our landlords so that we can commence our build-out construction activities; the ability of our landlords and us to timely obtain all necessary governmental licenses and permits to construct and operate our restaurants; any labor shortages or disputes experienced by our landlords or our outside contractors; any unforeseen engineering or environmental problems with the leased premises; weather conditions that interfere with the construction process; our ability to successfully manage the design, construction and preopening processes for each restaurant; the availability of suitable restaurant management and hourly employees; and general economic conditions. While we attempt to manage those factors within our control, we have experienced unforeseen delays in restaurant openings from time to time in the past and could experience such delays in the future. Most other chain restaurant operations have a greater ability to predict the timing of their new openings as a result of their ability to acquire and control the underlying real estate for their locations and/or they have smaller, more standardized restaurant layouts that are less difficult and time consuming to construct and open as compared to our larger, more upscale and highly customized leased locations.

New Restaurant Sales and Investment Characteristics

          Since each of our restaurants has a customized layout and differs in size, we believe an effective method to measure the unit economics of our concepts is by square foot. Average sales per productive square foot for our restaurants open during the entire period were approximately $970 for fiscal 2005, $976 for fiscal 2004 and $971 for fiscal 2003. Our average sales per productive square foot for a given fiscal year can be impacted by a number of factors, including the average size of restaurants open during that year. Generally, our smaller restaurants are slightly more productive than our larger restaurants on a per square foot basis. The estimated average productive square feet for restaurants open the full year were 12,500, 12,500 and 12,300 for fiscal 2005, 2004 and 2003, respectively.

          We currently lease space for each of our restaurants and are required to expend cash for leasehold improvements and FF&E to build out the leased premises which is targeted, on average, from $575 to $625 per square foot for Cheesecake Factory restaurants, excluding preopening costs. The construction costs to build out our leased spaces vary geographically. Additionally, our investment cost per square foot will also vary from restaurant to restaurant, depending on the complexity of our build-out of the leased space. We typically seek to obtain construction contributions from our landlords for structural additions and other leasehold improvements that we make to the leased premises. If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. Such contributions vary from lease to lease, depending on the scope of construction activities and other factors. While we have been generally successful in obtaining landlord construction contributions in the past, there can be no assurance that such construction contributions will be available in similar amounts, if at all, for every potential location we seek to develop into a new restaurant. In addition, we may also seek lease arrangements that do not include construction contributions from our landlords in exchange for lower or zero percentage rent. However, there can be no assurance that such lease arrangements will be available for any potential locations we seek to develop into a new restaurant.

          On average, we target a 2.0 to 1 sales-to-net cash investment ratio and an approximate 30% to 40% net cash-on-cash return for Cheesecake Factory restaurant locations when they reach their mature run-rate levels of sales and profitability. Maturation periods vary from restaurant to restaurant, but generally range from two to five years. The initial return on investment performance targets for new concepts such as Grand Lux Cafe will typically be lower than the average for an established, highly productive concept such as The Cheesecake Factory, since the first few locations for new concepts are typically in a refinement stage for a period of time. These cash-based performance targets for our restaurant operations do not consider field supervision and corporate support expenses; exclude non-cash items such as depreciation expense; exclude income taxes; and do not represent a targeted return on an investment in our common stock. If we select a potential restaurant location for acquisition and development, the actual performance of the location may differ from its originally targeted performance. There can be no assurance that any new restaurant opened will have similar operating results to those of established restaurants.

          It is common in the restaurant industry for new locations to initially open with sales volumes well in excess of their sustainable run-rate levels. This initial “honeymoon” effect usually results from grand opening publicity, promotional and other consumer awareness activities that generate abnormally high customer traffic, particularly in new markets, for our concepts. During the several months following the opening of new restaurants, customer traffic generally settles into its normal pattern, resulting in sales volumes that gradually adjust downward to their expected sustained run-rate level. Many Cheesecake Factory restaurant openings experience a “honeymoon” sales period where sales may initially be 20% to 40% higher than their expected run-rate level. Additionally, our new restaurants usually require a 90 to 120 day period after opening to reach their targeted restaurant-level operating margin due to cost of sales and labor inefficiencies commonly associated with new, complex casual dining restaurants. As a result, a significant number of restaurant openings in any single fiscal quarter, accompanied with their associated preopening costs, could have a significant impact on our consolidated results of operations for that period. Therefore, our results of operations for any single fiscal quarter are not necessarily indicative of the results to be expected for any other fiscal quarter nor for a full fiscal year.

Preopening Costs for New Restaurants

          Preopening costs include incremental out-of-pocket costs that are directly related to the openings of new restaurants and are not otherwise capitalizable. As a result of the highly customized and operationally complex nature of our upscale, high-volume concepts, the preopening process for our new restaurants is more extensive, time consuming and costly relative to that of most chain restaurant operations. The preopening cost for one of our restaurants usually includes costs to relocate and compensate an average of 12 to13 restaurant management employees prior to opening; costs to recruit and train an average of 250 to 300 hourly restaurant employees; wages, travel and lodging costs for our opening training team and other support employees; costs for practice service activities; and straight-line minimum base rent during the in-restaurant training period. For fiscal 2006, in accordance with FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” preopening costs will also include straight-line minimum base rent during the construction period. (See Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this report). Preopening costs will vary from location to location depending on a number of factors, including the proximity of our existing restaurants; the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel and lodging for different metropolitan areas; and the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurants, which may also be dependent upon our landlords obtaining their licenses and permits, as well as completing their construction activities, for the properties that our leased premises are located within.

          Our direct preopening cost for a typical single-story Cheesecake Factory restaurant in an established market averages approximately $785,000. There will also be other preopening costs allocated to each restaurant opening, including costs for corporate travel and support activities. Preopening costs will usually be higher for larger restaurants, our initial entry into new markets and for newer concepts such as the Grand Lux Cafe. During fiscal 2006, we plan to open as many as three Grand Lux Cafe restaurants that could experience direct preopening costs of approximately $875,000 each. We usually incur the most significant portion of preopening costs within the two-month period immediately preceding and the month of a restaurant’s opening. Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant. We expense preopening costs as incurred.

Restaurant Expansion Objectives

          We believe that the viability of The Cheesecake Factory restaurant concept has been successfully demonstrated in a variety of site layouts, trade areas and markets across the United States. Accordingly, we intend to continue developing Cheesecake Factory restaurants in high profile locations within densely populated areas in both existing and new markets. In addition to expanding The Cheesecake Factory concept, we plan to selectively pursue other opportunities to leverage the competitive strengths of our restaurant operations, which may include new restaurant concepts such as Grand Lux Cafe or other concepts that we may develop or acquire.

          We currently expect to open as many as 21 new restaurants during fiscal 2006. As in past years, most of our potential restaurant openings for fiscal 2006 will likely occur during the second half of the year. Based on information currently available, we expect to open as many as two, two, five, and twelve new restaurants during the first through fourth quarters of fiscal 2006, respectively. However, it is difficult for us to precisely predict the timing of our new restaurant openings due to many factors that are outside of our control (See “New Restaurant Site Selection and Development”). We have signed leases or letters of intent for most of our fiscal 2006 potential restaurant openings. The following table sets forth information with respect to future restaurant locations under development as of February 21, 2006 for which leases have been signed:

Future Restaurants with Signed Leases

Chesterfield, Missouri	Albany, New York
Southlake, Texas	Chula Vista, California
Cherry Hill, New Jersey

          We are currently negotiating additional leases for potential future locations that could open during fiscal 2006 and 2007. From time to time, we will evaluate opportunities to acquire and convert other restaurant locations to The Cheesecake Factory and Grand Lux Cafe concepts. However, we currently have no binding commitments (other than the signed leases set forth in the table above) or agreements to acquire or convert any other restaurant locations to our concepts.

          We generally select high profile locations for our upscale, highly customized casual dining restaurants. We believe that our large, highly customized restaurants that are usually located in high profile sites generally draw their guests from a much larger geographical area compared to most casual dining chain restaurants. The sizes of our restaurant trade areas vary from location to location, depending on a number of factors such as population density, retail traffic generators and geography. As a result, the opening of a new restaurant could impact the sales of one or more of our nearby restaurants. It is not our intention to open new restaurants that materially cannibalize the sales of our existing restaurants. However, as with most growing retail and restaurant chain operations, there can be no assurance that sales cannibalization will not inadvertently occur or become more significant in the future as we gradually increase our presence in existing markets over time to maximize our competitive position and financial performance in each market.

          We developed a bakery cafe format during fiscal 1997 to extend The Cheesecake Factory brand and provide a potential additional source of operating leverage for our bakery production facility. As of January 3, 2006, there were two licensed bakery cafe outlets in operation that feature many of our unique desserts and a limited selection of beverages, sandwiches and salads in a self-service format. Both bakery cafes are currently operated by HMSHost, formerly known as Host Marriott Services Corporation, under licensing agreements with us. The Cheesecake Factory Express is currently the exclusive foodservice operator for the DisneyQuest® family entertainment center located in Orlando, Florida. DisneyQuest® features innovative, interactive technologies together with Disney characters to create an entertainment adventure for families and guests of all ages. Our Company-operated foodservice operation in DisneyQuest® consists of a limited selection of The Cheesecake Factory’s quality menu items and desserts in a self-service format. We have no current plans to develop and operate any additional bakery cafe or express operations, as we are currently focused on expanding our full-service restaurant concepts.

Restaurant Operations and Management

          Our ability to consistently and correctly execute a made-from-scratch, complex menu in an upscale, high-volume casual dining environment is critical to our overall success. Detailed operating procedures, standards, controls, food line management systems, and cooking methods and processes are utilized at our restaurants to accommodate our extensive menu and facilitate our sales productivity. However, the successful day-to-day operation of our restaurants remains critically dependent on the quality, ability, dedication and enthusiasm of the general manager, executive kitchen manager and all other management and hourly employees working at each restaurant.

          Excluding The Cheesecake Factory restaurant in the Forum Shops and the Grand Lux Cafe restaurant located in Las Vegas, which are both open 365 days a year, our restaurants are open every day of the year except Thanksgiving and Christmas. Hours of operation are generally from 11:00 a.m. to 11:00 p.m., except on weekends when most of our restaurants stay open past midnight, and on Sunday when our restaurants open at 10:00 a.m. for brunch. Our Grand Lux Cafe restaurant located in Las Vegas is open 24 hours a day. Outdoor patio seating is available (weather permitting) at approximately three-fourths of our restaurants.

          We believe that the high average sales volumes and popularity of our restaurants allow us to attract and retain higher quality, experienced restaurant-level management and other operational personnel. We also believe our restaurants have experienced a lower level of employee turnover than the restaurant industry in general. Each full-service restaurant is typically staffed with one general manager, one executive kitchen manager and from eight to twelve additional kitchen and front-of-the-house management personnel, depending on the size and sales volume of each restaurant. On average, general managers possess approximately five years of experience with us and typically have at least five additional years of management experience with other foodservice operators. All newly recruited restaurant management personnel complete an extensive 12-week training program during which they receive both classroom and on-the-job instruction in food quality and preparation, customer service, alcoholic beverage service, liquor liability avoidance, financial management and cost controls, risk management, employee relations, and our core values and culture of superior guest hospitality. We also provide our restaurant managers with detailed manuals covering food and beverage standards and the proper operation of our restaurants. We are committed to operational excellence in every component of our restaurant operations.

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

          Our future growth and financial success will be highly dependent upon our ability to attract, develop and retain qualified employees who are capable of successfully managing upscale, high-volume casual dining restaurants, and consistently executing our extensive and complex menu. The availability and retention of qualified restaurant management employees continues to be a significant industry-wide challenge facing restaurant operators. To enable us to more effectively compete for and retain the highest quality restaurant management personnel available, we maintain an innovative and comprehensive compensation program for our restaurant general managers and executive kitchen managers. Each participant in the program receives a competitive base salary and has the opportunity to earn an annual cash bonus (calculated and paid quarterly) based on the performance of his or her restaurant. Participating restaurant general managers also are eligible to utilize a Company-leased vehicle, for which all non-business use thereof is valued and added to the participants’ taxable income pursuant to income tax regulations. A longer-term, wealth-building program, currently based on Company stock options, is also available to participating restaurant general managers and executive kitchen managers that is dependent upon the participants’ extended service with us in their respective positions (at least five years) and their achievement of certain agreed-upon performance objectives during that five-year period. Additionally, all other qualified salaried restaurant management employees are eligible to receive annual performance-based Company stock option grants, based on their compensation and tenure with us and our consolidated results of operations.

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

Bakery Operations

          Our bakery operations originated in 1972 when Oscar and Evelyn Overton founded a small bakery in the Los Angeles area that produced and distributed high quality cheesecakes and other baked desserts. As their business grew, the Overtons leased additional space to expand their production capacity. In 1996, all production operations were transferred to a newly constructed, highly automated production facility in Calabasas Hills, California owned by the Company. We produce approximately 50 varieties of cheesecake in our production facility based on proprietary recipes. Some of our popular cheesecakes include the Original Cheesecake, White Chocolate Raspberry Truffle®, Godiva® Chocolate, Dulce De Leche, Fresh Banana Cream and Fresh Strawberry. Other popular baked desserts include chocolate fudge cake, carrot cake, blackout cake and apple dumplings. In the aggregate, our bakery production facility currently produces approximately 250 product SKUs (stock keeping units).

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

          The commissary role of our bakery operations is to produce innovative, high quality cheesecakes and other baked desserts for sale at our restaurants. Dessert sales represented approximately 15% of our restaurant sales for fiscal 2005, 2004 and 2003 and are important to restaurant-level profitability. We also market some of our more popular cheesecakes and other baked products on a wholesale basis to other foodservice operators, retailers and distributors. Approximately two-thirds of the bakery’s production activities are currently devoted to our outside customers, with the remaining one-third devoted to supplying our restaurants. Cheesecakes and other items produced for outside accounts are marketed under The Cheesecake Factory® mark, The Dream Factory® mark, The Cheesecake Factory Bakery® mark and private labels. Current large-account customers include the leading national warehouse club operators, institutional foodservice distributors, supermarkets and other restaurant and foodservice operators. Sales to warehouse clubs, which represented approximately 70%, 64% and 62% of our total outside bakery sales for fiscal 2005, 2004 and 2003, respectively, are concentrated with the two largest warehouse club operators in the United States. Bakery products are shipped to our restaurants and other customers throughout the United States by common carrier. We also contract with an outside fulfillment company to process mail order and internet-based sales. Frozen bakery products are also shipped to international customers.

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

          Our bakery production facility in Calabasas Hills, California contains approximately 60,000 square feet, of which approximately 45,000 square feet is devoted to production operations and the remainder is utilized for corporate support activities. During fiscal 2005, the production facility operated at approximately 80% of its estimated practical capacity. We are near completion of a second bakery facility in Rocky Mount, North Carolina, which is scheduled to open during the first quarter of fiscal 2006. The facility contains approximately 100,000 square feet, of which approximately 25% will be used as a distribution center for our restaurants and customers located in the eastern United States. The remaining space will be built out in stages as additional capacity is needed and used to produce cheesecakes and other bakery products for our restaurants and other foodservice wholesalers, retailers and distributors. We expect to incur approximately $15 million in capital expenditures and $1 million in preopening costs in building this facility, of which $11.0 million in capital expenditures and $0.3 million in preopening costs were incurred in fiscal 2005.

          We currently maintain a full-time staff of ten sales and marketing employees and four product development employees in the Calabasas, California facility and are in the process of completing our hiring for the Rocky Mount, North Carolina facility. Additionally, we utilize the services of professional foodservice brokers from time to time for certain bakery products and distribution channels.

Information Technology

          We maintain financial and accounting controls in our restaurants through the use of a sophisticated point-of-sale (POS) cash register system and personal computer network in each restaurant that interfaces with the computer network in the corporate office using a frame relay communication system. We also utilize an automated front desk management system that enables us to better optimize our seating capacity and increase our speed of operations. The POS system is also utilized to authorize and transmit credit card sales transactions.

The POS system and personal computer network provide our restaurant management with daily and weekly information regarding sales, cash receipts, inventory, food and beverage costs, labor costs and other controllable operating expenses. Each restaurant also has an onsite accounting technician who assists in the accumulation and processing of financial and administrative information. Field supervision employees also make extensive use of laptop computers that interface with the restaurant and corporate computer networks and handheld wireless devices to insure prompt communication.

          We began testing a Kitchen Management System (“KMS”) in one of our restaurants in fiscal 2005. The KMS allows for automated routing and cookline balancing, improves cookline productivity, synchronizes order completion, and provides valuable ticket time and cook time data. We expect to install the KMS in two additional existing restaurants and all new restaurants that we open in fiscal 2006 and beyond.

Advertising and Promotion

          Our restaurants compete in the upscale, casual dining segment of the restaurant industry. This segment is generally positioned between easily replicated casual dining operations and expensive fine dining or dinner house operations. We believe our commitment to providing consistent, exceptional value to consumers in an upscale, casual dining environment continues to be the most effective approach to attracting and retaining customers. Accordingly, we have historically relied on our high profile locations, operational excellence, media interest, and “word of mouth” to attract and retain restaurant guests instead of using paid advertising or discounting. We would consider more traditional forms of paid advertising if the need arose. During fiscal 2005, our restaurant-level expenditures for advertising were less than 1% of restaurant sales.

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

Purchasing and Distribution

          We strive to obtain quality menu ingredients, raw materials and other supplies and services for our operations from reliable sources at competitive prices. We continually research and evaluate various ingredients and products in an effort to maintain high quality and to be responsive to changing consumer tastes. Other than for cheesecakes and other baked products, our restaurants do not utilize a central food commissary. Substantially all menu items are prepared on each restaurant’s premises daily from scratch using fresh ingredients. In order to maximize purchasing efficiencies and to provide the freshest ingredients for our menu items while obtaining the lowest possible prices for the required quality and consistency, each restaurant’s management determines the quantities of food and supplies required and orders the items from local, regional and national suppliers on terms negotiated by our central purchasing staff. Restaurant-level inventories are maintained at a minimum dollar-value level in relation to sales due to the high concentration and relatively rapid turnover of the perishable produce, poultry, meat, fish and dairy commodities that we use in our operations, coupled with limited storage space at our restaurants.

          We attempt to negotiate short-term and long-term agreements for our principal commodity, supply and equipment requirements, depending on market conditions and expected demand. However, we are currently unable to contract for long periods of time for certain of our fresh commodities such as fish and dairy items (except for cream cheese used in our bakery operations) and, consequently, such commodities can be subject to unforeseen supply and cost fluctuations. Dairy costs can also fluctuate due to government regulation. We believe that all essential food and beverage products are available from several qualified suppliers in all cities in which our operations are located. Independent foodservice distributors, including the largest foodservice distributor in North America, deliver most food and supply items daily to our restaurants.

Seasonality and Quarterly Results

          Our business is subject to seasonal fluctuations. Historically, our highest levels of revenues and net income for our established restaurants have occurred in the second and third quarters of the fiscal year. Approximately two-thirds of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales. Patio seating represents approximately 18% of the total available productive seating for all restaurants open as of January 3, 2006 and can be subject to disruption from inclement weather. Holidays, severe winter weather, hurricanes, thunderstorms and similar conditions may impact restaurant sales volumes seasonally in some of the markets where we operate. Our bakery operations are seasonal to the extent that the fourth quarter’s sales are typically higher due to holiday business. Additionally, bakery sales comparisons may fluctuate significantly from quarter to quarter due to the timing and size of orders from our larger bakery customers. Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated preopening costs. As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

Competition

          The restaurant industry is highly competitive. There are a substantial number of restaurant operations that compete directly and indirectly with us, many of which have significantly greater financial resources, higher revenues and greater economies of scale. The restaurant business is often affected by changes in consumer tastes and discretionary spending patterns; national and regional economic and public safety conditions; demographic trends; weather conditions; the cost and availability of raw materials, labor and energy; purchasing power; governmental regulations; and local competitive factors. Any change in these or other related factors could adversely affect our restaurant operations. Accordingly, we must constantly evolve and refine the critical elements of our restaurant concepts over time to protect their longer-term competitiveness. Additionally, there is competition for highly qualified restaurant management employees and for attractive locations suitable for upscale, high-volume restaurants.

          The competitiveness of multi-unit foodservice operations such as ours can also be substantially affected by adverse publicity resulting from food quality, illness, injury, health concerns or operating issues stemming from a single restaurant or, with respect to our bakery operations, a single production run of bakery products. In particular, since we depend heavily on The Cheesecake Factory® mark for a majority of our revenues, unfavorable publicity relating to our bakery operations could have a material adverse effect on our restaurant operations, and vice versa. To minimize the risk of food borne illness, we have implemented a HACCP system for managing food safety and quality. Nevertheless, the risk of food borne illness cannot be completely eliminated. We attempt to manage risks of this nature, but the occurrence of any one of these factors in any one of our restaurants or our bakery production facility, or elsewhere within the foodservice industry, could cause our entire company to be adversely affected. With regard to our bakery operations, competition within the premium baked dessert market has historically been regional and fragmented. However, overall competition within that market remains intense. We believe that our restaurant and bakery operations compete favorably with consumers on the critical attributes of quality, variety, taste, service, consistency and overall value.

Government Regulation

          We are subject to numerous federal, state and local laws affecting our business. Each of our restaurants is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, health, sanitation, environmental, zoning and public safety agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development and openings of new restaurants, or could disrupt the operations of existing restaurants. However, we believe that we are in compliance in all material respects with all relevant governmental regulations, and we have not experienced abnormal difficulties or delays in obtaining the licenses or approvals required to open or operate any restaurant to date.

          During fiscal 2005, approximately 13% of our restaurant sales were attributable to alcoholic beverages. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities for licenses and permits to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. The failure of a restaurant to obtain or retain its licenses would adversely affect that restaurant’s operations and profitability. Alcoholic beverage control regulations impact many aspects of the daily operations of our restaurants, including the minimum ages of patrons and employees consuming or serving such beverages, respectively; employee alcoholic beverage training and certification requirements; hours of operation; advertising; wholesale purchasing and inventory control of such beverages; seating of minors and the service of food within our bar areas; and the storage and dispensing of alcoholic beverages. State and local authorities in many jurisdictions routinely monitor compliance with alcoholic beverage laws. We have not encountered any material problems relating to alcoholic beverage licenses to date. The failure to receive or retain, or a delay in obtaining, a liquor license for a particular restaurant could adversely affect our ability to obtain such licenses elsewhere.

          We are subject to dram shop statutes in most of the states in which we have operations, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance that we believe is consistent with coverage carried by other entities in the restaurant industry of similar size and scope of operations. Even though we are covered by general liability insurance, a settlement or judgment against us under a dram shop statute in excess of our liability coverage could have a material adverse effect on our operations.

          Various federal and state labor laws govern our operations and our relationships with our employees, including such matters as minimum wages, breaks, overtime, fringe benefits, safety, working conditions and citizenship requirements. We are also subject to the regulations of the Bureau of Citizenship and Immigration Services (“BCIS”). Even if we operate our restaurants in strict compliance with BCIS requirements, some of our employees may not meet federal citizenship or residency requirements, which could lead to a disruption in our work force. Significant government-imposed increases in minimum wages, paid or unpaid leaves of absence and mandated health benefits, or increased tax reporting, assessment or payment requirements related to our employees who receive gratuities could be detrimental to the profitability of our restaurants and bakery operations. Various proposals that would require employers to provide health insurance for all of their employees are considered from time to time in Congress and various states. The imposition of any requirement that we provide health insurance to all employees could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general. Our suppliers may also be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us. While we carry employment practices insurance, a settlement or judgment against us in excess of our coverage limitations could have a material adverse effect on our results of operations, liquidity, financial position or business.

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

          We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. Various laws concerning the handling, storage, and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations. During fiscal 2005, there were no material capital expenditures for environmental control facilities and no such expenditures are anticipated.

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

          We have a significant number of hourly restaurant employees that receive tip income. We have elected to voluntarily participate in a Tip Reporting Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service. By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only FICA assessments for unreported or underreported tips.

Employees

          As of January 3, 2006, we employed approximately 24,700 persons, of which approximately 23,800 employees worked in our restaurants, approximately 650 worked in our bakery operations and approximately 250 employees worked in our corporate center and restaurant field supervision organization. None of our employees are currently covered by collective bargaining agreements, and we have never experienced an organized work stoppage, strike or labor dispute. We believe our working conditions and compensation packages are generally comparable with those offered by our competitors and consider overall relations with our employees to be favorable.

Trademarks

          We have registered, among other marks, “The Cheesecake Factory,” “Grand Lux Cafe,” “The Cheesecake Factory Bakery,” “The Cheesecake Factory Express,” “The Dream Factory,” and “The Cheesecake Factory Bakery Cafe” as trademarks with the United States Patent and Trademark Office. Additional trademark applications are pending. We have also registered our ownership of the Internet domain name “thecheesecakefactory.com” and other Internet domain names. We regard our trademarks as having substantial value and as important factors in the marketing of our restaurants and bakery products. We have registered, or have pending applications to register, one or more of our trademarks in more than 79 foreign countries, although there can be no assurance that our name and marks are registerable in every country for which registration is being sought. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained, and they have not been found to become generic.

Executive Officers

          David Overton, age 59, serves as our Chairman of the Board and Chief Executive Officer. Mr. Overton co-founded our predecessor company in 1972 with his parents.

          Peter J. D’Amelio, age 44, was appointed President and Chief Operating Officer of our restaurant concepts in April 2004. Mr. D’Amelio joined our Company in 1990 as a restaurant manager and has steadily advanced through our restaurant operations organization. He previously served as President and Chief Operating Officer of our Grand Lux Cafe restaurant operations.

          Max S. Byfuglin, age 60, serves as President of The Cheesecake Factory Bakery Incorporated, our bakery subsidiary. Mr. Byfuglin joined our bakery operations in 1982 and worked closely with our founders, serving in nearly every capacity in our bakery over the past 23 years.

          Debby R. Zurzolo, age 49, was appointed Executive Vice President, Secretary and General Counsel in December 2003. Ms. Zurzolo joined our Company as Senior Vice President and General Counsel in April 1999. From 1982 until joining the Company, she practiced law at Greenberg Glusker Fields Claman & Machtinger LLP in Los Angeles, California. As a partner with that firm, Ms. Zurzolo represented us on various real estate and other business matters.

          Michael J. Dixon, age 43, was appointed Senior Vice President, Finance and Chief Financial Officer in December 2003. Mr. Dixon joined our Company in September 2000 as Vice President, Finance and Controller after several years in finance and business development with The Walt Disney Company and nine years with the public accounting firm of Coopers & Lybrand LLP.

ITEM 1A:	RISK FACTORS

          The risk factors presented below may affect our future operating results, financial position and cash flows. In addition to the risk factors presented below, changes in general economic conditions, consumer tastes and discretionary spending patterns, demographic trends and consumer confidence in the economy, which affect consumer behavior and spending for restaurant dining occasions in general, may have a material impact on us. Our actual results could vary significantly from any results expressed or implied by forward-looking statements depending upon a variety of factors, including, but not limited to, the following risks and uncertainties:

Changes in consumer eating habits as a result of new information regarding diet, nutrition and health could impact demand for our menu and bakery product offerings.

          Our success in creating demand for our restaurant menu and bakery product offerings is dependent on our ability to continue to accurately predict consumer dining and taste preferences, and adapt our menu to trends in food consumption. If consumer eating habits change significantly and we are unable to respond with appropriate menu and bakery product offerings, it could materially affect demand for our menu and bakery product offerings resulting in lost customers and an adverse impact on our results of operations.

Increasing competition in the restaurant industry in general, and specifically within the upscale, casual dining segment of the restaurant industry, may adversely affect customer traffic at our restaurants.

          The restaurant industry is highly competitive with respect to price, service, location and food quality. There are a substantial number of restaurant operations that compete directly and indirectly with us, some of which may have significantly greater financial resources, higher revenues, and greater economies of scale than we do. In addition, increasing competition specifically within the upscale, casual dining segment could negatively impact customer traffic at our restaurants, as dining options increase for the consumer segment we target.

Adverse weather conditions could unfavorably affect our restaurant sales.

          Adverse weather conditions can impact customer traffic at our restaurants, cause the temporary underutilization of outdoor patio seating, and, in more severe cases, cause restaurant closures. Outdoor patio seating is available at most of our restaurants and accounts for approximately 18% of our seating capacity.

Seasonality of our business and the timing of new restaurant openings could result in fluctuations in our financial performance from quarter-to-quarter within a fiscal year.

          Our business is subject to seasonal fluctuations. Historically, our restaurant sales have typically been higher during the second and third quarters of the fiscal year. Our bakery operation is seasonal to the extent that the fourth quarter’s sales are typically higher due to holiday business and may also significantly vary from quarter to quarter due to the timing and/or size of orders from large-account bakery customers. As a result of these factors, results of operations for any single quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results have been, and in the future will continue to be, significantly impacted by the timing of new restaurant openings and their respective preopening costs.

Inflation may increase our operating expenses.

          Our profitability is dependent, among other things, upon our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy, insurance (including health, liability and workers compensation), and other supplies and services. To the extent that price increases cannot be passed along to our restaurant and bakery customers, those increases could impact our financial results.

          There can be no assurance that future supplies and costs for the commodities that we purchase will not fluctuate due to weather and other market conditions outside of our control. In addition, our suppliers may be affected by higher minimum wage and benefit standards, fuel costs, and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us.

Our inability to successfully and sufficiently raise menu prices could result in a decline in margins.

          We utilize menu price increases to help offset cost increases, including increased costs for minimum wages, employee benefits, insurance arrangements, construction, fuel, and other costs. If we are unsuccessful at raising prices, our business and results could be harmed.

Changes in, or any failure to comply with, applicable laws or regulations could adversely affect our business, financial position and results.

          Our business is subject to extensive state and local government regulation in the various jurisdictions in which our restaurants and bakeries are located, including regulations relating to alcoholic beverage control, public health and safety, and food safety. The failure to obtain and/or retain licenses, permits or other regulatory approvals could delay or prevent the opening and/or continued operation of a restaurant in a particular area. In addition, our failure to comply with applicable laws and regulations could subject us to fines or legal actions that could adversely affect our business, financial position and results.

•

Alcoholic beverage control. Alcoholic beverage control regulations require each of our restaurants to obtain licenses and permits to sell alcoholic beverages on the premises. The failure of a restaurant to obtain or retain its licenses would adversely affect that restaurant’s operations and profitability, and could adversely affect our ability to obtain these licenses elsewhere.

•

Public health and safety. We may also be subject to dram shop statutes in certain states, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Even though we are covered by general liability insurance, a settlement or judgment against us under a dram shop statute in excess of liability coverage could have a material adverse effect on our operations.

•

Food safety. As a manufacturer and distributor of food products, we are subject to a number of food safety regulations, including the Federal Food, Drug and Cosmetic Act. Failure to comply with these regulations could adversely affect our business, financial position and results.

Changes in, or any failure to comply with, applicable labor laws or regulations could adversely affect our business, financial position and results.

          Various federal and state labor laws and regulations govern our operations and relationships with employees, including minimum wages, breaks, overtime, fringe benefits, safety, working conditions and citizenship requirements. Changes in, or any failure to comply with, these laws and regulations could subject us to fines or legal actions. Settlements or judgments that are not insured or in excess of our coverage limitations could have a material adverse affect on our business. Even if we operate our facilities in strict compliance with Bureau of Citizenship and Immigration Services requirements, some of our employees may not meet federal citizenship or residency requirements. This could result in a disruption in our work force and adverse publicity. Significant government-imposed increases in minimum wages, paid or unpaid leaves of absence and mandated health benefits, or increased tax reporting, assessment or payment requirements related to our employees who receive gratuities could be detrimental to the profitability of our restaurants and bakery operations.

Adverse publicity about us, our restaurants or bakery products could negatively affect public perception of the brand.

          Multi-unit foodservice operations such as ours can be substantially affected by adverse publicity resulting from food quality, illness, injury, health concerns, or operating issues stemming from a single restaurant or limited number of restaurants or, with respect to our bakery operations, a single production run of bakery products.

The need for advertising may arise, which could increase our operating expenses.

          We have historically relied on our high profile locations, operational excellence, media interest, and “word of mouth” to attract and retain restaurant guests instead of using paid advertising or discounting. Should we conclude that paid advertising is necessary to attract and retain guests, our operating expenses could increase and our financial results could be adversely affected.

If we are unable to realize our long-term growth plan and successfully implement our business strategy, our growth rate could slow.

          Our long-term growth is dependent on the success of strategic and operating initiatives, including new restaurant concepts and new bakery product lines. If we are unable to successfully implement operating initiatives, develop new bakery product lines, and/or develop additional concepts to meet our growth objectives, we could experience a lower growth rate than we have in the past. In addition, should we decide to undertake an acquisition as part of our growth plan, the unsuccessful completion of the transaction and/or the failure of the acquired concept could result in material costs incurred by us.

Our growth rate depends primarily on new restaurant openings and is subject to various factors that may increase the cost to develop and/or affect the number and timing of the openings of new restaurants.

          Future growth in sales and profits will depend to a substantial extent on our ability to increase the number of our restaurants. Due to the highly customized nature of our restaurant concept and the complex design, construction, and preopening processes for each new location, the lease negotiation and restaurant development timeframes vary from location to location and can be subject to unforeseen delays. The number and timing of new restaurants actually opened during any given period, and their associated contribution to operating week growth for the period, will depend on a number of factors including, but not limited, to:

•	The identification and availability of suitable locations and leases;
•	The availability of suitable financing to us and our landlords;
•	The timing of the delivery of the leased premises to us from our landlords in order to commence build-out construction activities;
•	The ability of us and our landlords to obtain all necessary governmental licenses and permits to construct and operate our restaurants on a timely basis;
•	Our ability to manage the construction and development costs of new restaurants, and the availability and/or cost of raw materials;
•	The rectification of any unforeseen engineering or environmental problems with the leased premises;
•	Adverse weather during the construction period; and
•	The hiring and training of qualified operating personnel in the local market.

Our ability to successfully operate our bakery business will have an impact on our ability to grow bakery sales and profits.

          A downturn or limited future growth of bakery sales will have an adverse impact on our business, financial position and results. Our bakery operations are dependent upon a number of factors including, but not limited, to:

•	The completion of construction of our second bakery production facility and, subsequently, our ability to operate it efficiently and effectively;
•	Our ability to obtain and retain large-account customers for our bakery operations and our inability to enter into long-term contracts with those customers; and
•	Our reliance on two major warehouse customers for a substantial percentage of our third party bakery sales.

New restaurant openings may negatively impact sales at our existing restaurants.

          We generally select high profile locations for our large, upscale and highly customized restaurants, and believe that we draw guests from a much larger geographical area compared to most casual dining chain restaurants. The sizes of our restaurant trade areas vary from location to location, depending on a number of factors such as population density, retail traffic generators and geography. As a result, the opening of a new restaurant could impact the sales of one or more of our nearby restaurants. It is not our intention to open new restaurants that materially cannibalize the sales of our existing restaurants. However, as with most growing retail and restaurant chain operations, there can be no assurance that sales cannibalization will not inadvertently occur or become more significant in the future as we gradually increase our presence in existing markets over time to maximize our competitive position and financial performance in each market.

Litigation could have a material adverse impact on our business.

          We are subject to lawsuits, administrative proceedings and claims that arise in the course of our business. The claims typically involve claims by guests, employees and others regarding such matters as food borne illness, compliance with wage and hour requirements, and other operational issues common to the foodservice industry. We could be adversely affected by negative publicity resulting from these claims, regardless of their validity. An adverse judgment that is not insured or in excess of insurance coverage could have a material adverse affect on our business and financial position and results of operations. We are self-insured for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, health benefits and other insurable risks. We accrue liabilities for these programs based on our estimate of the ultimate costs to settle known claims as well as claims that are incurred but not reported. Significant judgment is required to estimate claims that have been incurred but not reported. If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be negatively impacted.

We may be unable to scale our infrastructure to support our growing operations.

          If we are unable to grow or manage the growth of our corporate and field supervision infrastructure to support our expanding operations, it could have an adverse impact on our ability to open new restaurants at our targeted rate.

Our business and future development could be hurt if we are unable to retain key personnel.

          The success of our business will continue to be highly dependent upon the services of David Overton, our co-founder and current Chairman of the Board and Chief Executive Officer (“CEO”), and certain other senior executives of the Company. The loss of the services of the CEO or other senior executives could have a material adverse effect upon our business and plans for future development.

Our failure to establish, maintain and apply adequate internal control over our financial reporting.

          We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. These provisions provide for the identification of material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Should we identify a material weakness in internal control, there can be no assurance that we will be able to remediate any future material weaknesses that may be identified in a timely manner or maintain all of the controls necessary to remain in compliance. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.

Changes in financial accounting standards or interpretations of existing standards could affect our reported results of operations.

          Changes in accounting standards, new accounting pronouncements and interpretations may occur that could adversely affect our reported financial position, results of operations and/or cash flows.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

          Not applicable.

ITEM 2:	PROPERTIES

          All of our 110 existing Company-operated, full-service restaurants and one “express” location are located on leased properties, and we have no current plans to own the real estate underlying our restaurants. See Item 1 “Business – Existing Restaurant Locations” for information regarding the location of our restaurants. We own substantially all of the equipment, furnishings and trade fixtures in our restaurants. Existing restaurant leases have primary terms with expiration dates ranging from October 31, 2007 to January 31, 2030 (excluding existing renewal options). There can be no assurance that we will be able to renew expiring leases after the expiration of all remaining renewal options. Most of our restaurant leases provide for contingent rent based on a percentage of restaurant sales (to the extent this amount exceeds a minimum base rental) and payment of certain lease-related expenses. See Note 7 of the Notes to Consolidated Financial Statements in Item 8 of this report for information regarding the aggregate straight-line minimum and percentage rent expense for the last three fiscal years and information regarding our obligation to pay minimum base rentals in future years.

          Our corporate support center and a bakery production facility are located in Calabasas Hills, California. The corporate support center is an 88,000 square-foot facility on an approximate 5-acre parcel of land. The bakery production facility is a 60,000 square-foot facility on a 3.3-acre parcel of land. We currently own both properties (land, building and equipment) in fee simple. The corporate support center is a two-story building contiguous to our bakery production facility which we purchased in June 2004 to accommodate our eventual need for additional support personnel and space for those personnel as we continue to grow our company. The purchase price of $21 million was funded with available cash and investments. We will incur additional expenditures to finish out the interior of the building, as space is needed.

          We are near completion of a second bakery facility in Rocky Mount, North Carolina, which is scheduled to open during our first quarter of fiscal 2006. The second bakery facility is a 100,000 square-foot facility on a 15.82-acre parcel of land. We currently own the property in fee simple.

ITEM 3:	LEGAL PROCEEDINGS

          We recently received approval by the Superior Court of the State of California of a negotiated settlement of consolidated class action wage and hour lawsuits originally filed in December 2002 by two former hourly restaurant employees in California alleging violations of California labor laws with respect to providing meal and rest breaks. Notices of the settlement were sent to all class members, the claims period has expired, and the administration of claims is currently in process. A number of former and current employees also filed individual wage and hour claims, based upon alleged similar violations, directly with various offices of the California Division of Labor Standards Enforcement (“DLSE”). The DLSE claims filed by employees who joined the approved settlement also will be resolved by such settlement. In fiscal 2004, we recorded a $4.5 million reserve based on an estimate of the ultimate costs, expenses and fees that may be incurred in connection with these matters. We believe this accrual is sufficient to cover the final settlement.

          We are also subject to other private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. Such claims typically involve claims from guests, employees and others related to operational issues common to the foodservice industry. A number of such claims may exist at any given time. We could be affected by adverse publicity resulting from such allegations, regardless of whether such allegations are valid or whether we are determined to be liable. From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks. We believe that the final disposition of such lawsuits, proceedings and claims will not have a material adverse effect on our financial position, results of operations or liquidity. It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended January 3, 2006.

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Our common stock is listed on the Nasdaq Stock Market® under the symbol CAKE. The following table sets forth, for the periods indicated, the high and low sales prices as reported on the Nasdaq Stock Market.

	High*	Low*

Fiscal 2004:
First Quarter	$32.75	$27.03
Second Quarter	32.25	25.01
Third Quarter	29.13	25.18
Fourth Quarter	33.50	27.58
Fiscal 2005:
First Quarter	$37.36	$29.88
Second Quarter	36.81	30.15
Third Quarter	36.75	29.29
Fourth Quarter	38.49	30.55

*	Prices have been adjusted to reflect a three-for-two stock split effected in the form of a 50% stock dividend payable December 8, 2004.

          Since our initial public offering in September 1992, we have not declared or paid any cash dividends on our common stock. We currently intend to retain all earnings for the operation and expansion of our business. Although we have the financial capacity to consider paying a cash dividend and remain compliant with the covenants of our revolving credit and term loan facility, we have no current plans to do so. There were approximately 875 holders of record of our common stock at February 15, 2006 and we estimate there were approximately 52,000 beneficial stockholders on that date.

          During the quarterly period ended January 3, 2006, we made no purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

ITEM 6:	SELECTED CONSOLIDATED FINANCIAL DATA

          The following table sets forth, for the periods indicated, selected consolidated financial data that has been derived from our audited consolidated financial statements. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year (1)

	2005	2004	2003	2002	2001

	(In Thousands, Except Per Share Data)
Income Statement Data:
Revenues	$1,177,643	$969,232	$773,835	$651,970	$539,130
Costs and expenses:
Cost of sales	302,889	257,076	195,370	165,629	146,158
Labor expenses	363,867	298,387	239,386	200,279	164,372
Other operating costs and expenses	268,047	223,519	180,963	150,458	120,235
General and administrative expenses	50,230	40,639	35,817	31,702	27,929
Depreciation and amortization expenses	45,135	35,943	28,228	23,099	17,731
Preopening costs	18,293	14,787	12,174	11,019	7,330

Total costs and expenses	1,048,461	870,351	691,938	582,186	483,755

Income from operations	129,182	98,881	81,897	69,784	55,375
Interest income, net	3,918	2,234	3,354	3,885	4,328
Other income, net	557	966	2,944	2,178	1,654

Income before income taxes	133,657	102,081	88,195	75,847	61,357
Income tax provision	46,111	35,543	30,965	27,076	22,089

Net income	$87,546	$66,538	$57,230	$48,771	$39,268

Net income per share (2):
Basic	$1.12	$0.86	$0.76	$0.66	$0.55

Diluted	$1.09	$0.84	$0.74	$0.64	$0.52

Weighted average shares outstanding (2):
Basic	78,354	77,613	75,633	73,899	71,199
Diluted	80,176	79,395	77,772	76,737	74,846

Balance Sheet Data (at end of period):
Total cash and cash equivalents	$31,052	$14,041	$15,167	$11,033	$11,309
Investments and marketable securities	$146,922	$137,471	$121,840	$103,453	$78,259
Total assets	$925,922	$758,717	$609,802	$481,143	$368,417
Total long-term debt (including current portion) (3)	$26,896	$17,288	$6,862	$—	$—
Stockholders’ equity	$647,700	$542,852	$456,725	$378,993	$289,204

(1)	Fiscal 2005 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks.
(2)	Per share amounts and outstanding share amounts have been adjusted to reflect a three-for-two stock split effected in the form of a 50% stock dividend payable December 8, 2004.
(3)	Represents deemed landlord financing liability. See Note 1 of Notes to Consolidated Financial Statements in Item 8 of this report.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

          This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes in Item 8 of this report.

          As of February 21, 2006, we operated 103 upscale, high-volume, casual dining restaurants under The Cheesecake Factory® mark. We also operated seven upscale casual dining restaurants under the Grand Lux Cafe® mark in Sunrise, Florida; Garden City, New York; Houston, Texas; Dallas, Texas; Los Angeles, California; Chicago, Illinois and Las Vegas, Nevada; one self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark inside the DisneyQuest® family entertainment center in Orlando, Florida; and a bakery production facility. We also licensed two limited menu bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.

          Our revenues consist of sales from our restaurant operations and sales from our bakery operations to other foodservice operators, retailers and distributors (“bakery sales”). Revenues from restaurant sales are recognized when payment is tendered at the point of sale. Revenues from our gift cards (also known as stored value cards) are recognized upon redemption in our restaurants or on our website. Until the redemption of gift cards occurs, all outstanding balances on such cards are included as a liability in our consolidated balance sheets. Revenues from bakery sales to other foodservice operators, retailers and distributors are recognized upon transfer of title to customers. The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

          New restaurants become eligible to enter our comparable sales calculations in their 19th month of operation. We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31st for financial reporting purposes. Fiscal 2004 and 2003 each consisted of 52 weeks. Fiscal 2005 consisted of 53 weeks and ended on January 3, 2006. Fiscal 2006 will consist of 52 weeks and will end on January 2, 2007.

          The Cheesecake Factory is an upscale, casual dining concept that offers approximately 200 menu items including appetizers, pizza, seafood, steaks, chicken, burgers, pasta, specialty items, salads, sandwiches, omelets and desserts, including approximately 40 varieties of cheesecake and other baked desserts. Grand Lux Cafe is also an upscale, casual dining concept offering approximately 150 menu items. In contrast to many chain restaurant operations, substantially all of our menu items (except desserts manufactured at our bakery production facility) are prepared on the restaurant premises using high quality, fresh ingredients based on innovative and proprietary recipes. We believe our restaurants are recognized by consumers for offering exceptional value with generous food portions at moderate prices. Our restaurants’ distinctive, contemporary design and decor create a high-energy ambiance in a casual setting. Our restaurants currently range in size from 5,400 to 21,000 interior square feet, provide full liquor service and are generally open seven days a week for lunch and dinner, as well as Sunday brunch. Total restaurant sales represented 94.9%, 94.5% and 94.5% of our revenues for fiscal 2005, 2004 and 2003, respectively.

Overview

          In addition to being highly competitive, the restaurant industry is often affected by changes in consumer tastes and discretionary spending patterns; changes in general economic conditions; public safety conditions; demographic trends; weather conditions; the cost and availability of raw materials, labor and energy; purchasing power; and governmental regulations. Accordingly, as part of our strategy we must constantly evolve and refine the critical elements of our restaurant concepts to protect their longer-term competitiveness and to maintain and enhance the strength of our brand. Our strategy is to continue to provide guests with exceptional value through a broad menu of freshly prepared, high quality and large portion appetizers, entrees and desserts at moderate prices in an upscale, casual setting. Operationally, we strive to improve productivity and efficiency through the use of technology and a commitment to selecting, training and retaining high quality employees.

          In evaluating and assessing the performance of our business, we believe the following are key performance indicators that should be taken into consideration:

•

New Restaurant Openings. We intend to continue developing The Cheesecake Factory restaurants in high profile locations within densely populated areas in both existing and new markets. Since most of our established restaurants currently operate close to full capacity during the peak demand periods of lunch and dinner, and given our relatively high average sales per productive square foot, we generally do not expect to achieve increases in comparable sales other than our effective menu price increases. Therefore, we expect that the majority of our year-over-year revenue growth will come from new restaurant openings. We have opened new restaurants at a compounded annual growth rate of approximately 26% in the 13 years that we have been a public company. Based on a review of demographic market data in the U.S. today, we estimate that there is an opportunity to open as many as 200 Cheesecake Factory restaurants and as many as 150 Grand Lux Cafes in the U.S. In fiscal 2005, we opened 18 new restaurants, including two Grand Lux Cafes. In fiscal 2006, we expect to open as many as 21 new restaurants, including as many as three Grand Lux Cafes.

•

General and Administrative Expenses Expressed as a Percentage of Revenues. Leveraging our restaurant and bakery support infrastructure will allow us to grow general and administrative expenses at a slightly slower rate than revenue growth over the longer-term. Our general and administrative expenses as a percentage of revenue for fiscal 2005, 2004 and 2003 were 4.2%, 4.2% and 4.6%, respectively. During fiscal 2006, we plan to continue to add resources to the corporate support, training and field supervision activities of our business, in conjunction with the planned openings of as many as 21 new restaurants during the year.

•

Income from Operations Expressed as a Percentage of Revenues (“Operating Margins”). Operating margins are subject to fluctuations in commodity costs, labor, other operating costs, such as restaurant-level occupancy expenses, and preopening expenses. Our operating margins for fiscal 2005, 2004 and 2003 were 11.0%, 10.2% and 10.6%, respectively. Our objective is to gradually increase our operating margin to 12% on a sustained basis, before the impact of stock option expensing, by continuing our focus on superior guest service and by capturing economies of scale and fixed cost leverage, as well as maximizing our purchasing power as we continue to grow our business.

Results of Operations

          The following table sets forth, for the periods indicated, our Consolidated Statements of Operations expressed as percentages of revenues.

	Fiscal Year

	2005	2004	2003

Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	25.7	26.5	25.2
Labor expenses	30.9	30.8	30.9
Other operating costs and expenses	22.8	23.1	23.4
General and administrative expenses	4.2	4.2	4.6
Depreciation and amortization expenses	3.8	3.7	3.7
Preopening costs	1.6	1.5	1.6

Total costs and expenses	89.0	89.8	89.4

Income from operations	11.0	10.2	10.6
Interest income, net	0.3	0.2	0.4
Other income, net	0.0	0.1	0.4

Income before income taxes	11.3	10.5	11.4
Income tax provision	3.9	3.7	4.0

Net income	7.4%	6.8%	7.4%

Fiscal 2005 Compared to Fiscal 2004

Revenues

          Revenues increased 22% to $1,177.6 million for fiscal 2005 compared to $969.2 million for fiscal 2004. Fiscal 2005 consisted of 53 weeks compared to 52 weeks for fiscal 2004. After adjusting for $24.0 million of revenues contributed by the additional operating week, revenues would have increased by 19% to $1,153.6 million for fiscal 2005 on a 52-week basis.

          Restaurant sales increased 22% to $1,117.7 million for fiscal 2005 compared to $916.4 million for the prior fiscal year. After adjusting for $22.8 million of restaurant sales contributed by the additional operating week, restaurant sales would have increased by 19% to $1,094.9 million for fiscal 2005 on a 52-week basis. The resulting sales increase of $178.5 million for fiscal 2005 on a 52-week basis consisted of $13.5 million, or a 1.7% increase, in comparable restaurant sales and $165.0 million from restaurants not in the comparable sales base.

          By concept, comparable restaurant sales at The Cheesecake Factory restaurants increased approximately 1.6% and comparable sales at the Grand Lux Cafes increased approximately 3.3%. Sales in comparable Cheesecake Factory restaurants benefited from an approximate 1% effective menu price increase implemented during January and February 2005 and another approximate 1% effective menu price increase implemented during July and August 2005. However, sales at The Cheesecake Factory restaurants were negatively impacted in fiscal 2005 in the range of $4.0 million to $4.2 million by temporary weather-related restaurant closures and a general slowdown in traffic resulting from hurricanes in the Southeast. We estimate total comparable sales at Cheesecake Factory restaurants would have increased approximately 2.0% without the impact of the hurricanes. This amount approximates our effective menu price increase. Since most of our established restaurants are close to full capacity during peak demand periods of lunch and dinner, we generally do not expect to achieve increases in comparable sales other than our effective menu price increases.

          Sales in comparable Grand Lux Cafes benefited from an approximate 2% effective menu price increase implemented in October 2005. Grand Lux Cafe sales were negatively impacted in fiscal 2005 by approximately $0.2 million from the hurricanes in the Southeast. Excluding this impact, we estimate comparable sales at the Grand Lux Cafes would have increased approximately 3.6% in fiscal 2005.

          On a 52-week basis for fiscal 2005, total restaurant operating weeks increased 20% to 5,188 compared to 4,314 for fiscal 2004. Average sales per restaurant operating week at The Cheesecake Factory restaurants in fiscal 2005 decreased approximately 0.2% to $210,000 compared to $210,500 for the prior fiscal year. This decrease in average weekly sales is due principally to two factors. First, the average productive square feet and seats at restaurants opened in fiscal years 2005 and 2004 are approximately 6% less than restaurants opened in fiscals 2003 and 2002. Second, the weekly sales volumes at several newer restaurants are gradually decreasing, as expected, from their initial grand opening or “honeymoon” sales levels to their sustainable and expected run-rate levels. It is common in the restaurant industry for new locations to open with sales volumes well in excess of their sustainable run-rate levels due to grand opening promotional and consumer awareness activities that generate abnormally high customer traffic for a period of several months. In addition, fiscal 2005 sales were negatively impacted by the hurricanes as previously noted.

          During 2006, our goal is to open as many as 21 new restaurants, including as many as three Grand Lux Cafes. Due to the nature of the sites we choose, our opening schedule is consistently weighted toward the second half of the year. Although it is difficult for us to predict the timing of our new restaurant openings by quarter, due to the nature of our leased restaurant locations and our highly customized layouts, our current plan calls for two openings in the first quarter, two in the second quarter, five to six in the third quarter and 11 to 12 in the fourth quarter. Based on this opening schedule, we plan to achieve approximately 20% square footage growth in fiscal 2006. However, since many of these openings are late in the year, we will not realize their full benefit until fiscal 2007. We currently project our operating week growth in fiscal 2006 compared to fiscal 2005 on a 52-week basis to be approximately 17%.

          We presently update and reprint the menus in our restaurants twice a year. For Cheesecake Factory restaurants, these updates generally occur during January and February (the “winter menu change”) and during July and August (the “summer menu change”). For our 2006 winter menu change, we implemented an approximate 1% effective menu price increase for the purpose of offsetting those operating cost and expense increases that were known or expected as of January 2006. We plan to review our operating cost and expense trends in the spring of 2006 and consider the need for additional menu pricing in connection with our 2006 summer menu change. All potential menu price increases must be carefully considered in light of their ultimate acceptability by our restaurant guests. Additionally, other factors outside of our control, such as inclement weather, holidays, general economic and competitive conditions and other factors referenced in this Annual Report on Form 10-K can impact comparable sales comparisons. Accordingly, there can be no assurance that increases in comparable sales will be achieved.

          Bakery sales to other foodservice operators, retailers and distributors (“bakery sales”) increased 13% to $59.9 million in fiscal 2005 compared to $52.9 million in the prior fiscal year. After adjusting for $1.2 million of bakery sales contributed by the additional operating week, bakery sales would have increased 11% to $58.7 million during fiscal 2005. This increase was primarily due to increased sales to our warehouse club customers, which accounted for approximately 70% of total bakery sales for fiscal 2005 compared to 64% for fiscal 2004, as well as increased sales of The Dream Factory and private label products. We currently expect bakery sales to increase approximately 8% to 10% in fiscal 2006 compared to fiscal 2005.

          We strive to develop and maintain long-term, growing relationships with our bakery customers, based largely on our 33-year reputation for producing high quality, creative baked desserts. However, bakery sales volumes will always be less predictable than our restaurant sales. It is difficult to predict the timing of bakery product shipments and contribution margins on a quarterly basis, as the purchasing plans of our large-account customers may fluctuate. Due to the highly competitive nature of the bakery business, we are unable to enter into long-term contracts with our large-account bakery customers, who may discontinue purchasing our products without advance notice at any time for any reason.

Cost of Sales

          Cost of sales increased 18% to $302.9 million in fiscal 2005 compared to $257.1 million in fiscal 2004. This increase was primarily attributable to the 22% increase in restaurant sales and the 13% increase in bakery sales during fiscal 2005. As a percentage of revenues, these costs decreased to 25.7% during fiscal 2005 compared to 26.5% for the prior fiscal year.

          The menu at our restaurants is one of the most diversified in the foodservice industry and, accordingly, is not overly dependent on a single commodity. Changes in costs for one commodity are often, but not always, counterbalanced by cost changes in other commodity categories. The principal commodity categories for our restaurants include fresh produce, poultry, meat, fish and seafood, cheese, other fresh dairy products, bread and general grocery items. Compared to fiscal 2004, we experienced lower costs in most of these commodity categories, especially poultry, during fiscal 2005.

          We are currently able to contract for the majority of the food commodities used in our operations for periods of up to one year. With the exception of cream cheese used in our bakery operations, many of the fresh commodities, such as fish, dairy, and certain produce and poultry products are not currently contractible for periods longer than 30 days in most cases. As a result, these fresh commodities can be subject to unforeseen supply and cost fluctuations due principally to weather and other general agricultural conditions. Cream cheese is the most significant commodity used in our bakery products, with an expected requirement of as much as 13 million to 14 million pounds during fiscal 2006. We have contracted for the majority of our cream cheese requirements for fiscal 2006 at a fixed cost per pound that is slightly lower than the actual cost per pound in fiscal 2005. We will also purchase cream cheese on the spot market as necessary to supplement our agreements.

          As has been our past practice, we will carefully consider opportunities to introduce new menu items and implement selected price increases to help offset expected cost increases for key commodities and other goods and services utilized by our operations. While we have been successful in the past in reacting to inflation and other changes in the costs of key operating resources by gradually increasing prices for our menu items, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future.

          While we have taken steps to qualify multiple suppliers and enter into agreements for some of the key commodities used in our restaurant and bakery operations, there can be no assurance that future supplies and costs for these commodities will not fluctuate due to weather and other market conditions outside of our control. For new restaurants, cost of sales will typically be higher than normal during the first 90 to 120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by our restaurants.

Labor Expenses

          Labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, increased 22% to $363.9 million for fiscal 2005 compared to $298.4 million for fiscal 2004. This increase was principally in support of the 22% increase in revenues during fiscal 2005. As a percentage of revenues, labor expenses increased slightly to 30.9% for fiscal 2005 compared to 30.8% for fiscal 2004 as a result of higher minimum wages in several of the larger markets in which we operate and increased medical insurance costs, partially offset by menu price increases and efficient labor cost management. For new restaurants, labor expenses will typically be higher than normal during the first 90 to 120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by our restaurants. Labor expenses can be subject to unforeseen increases for reasons beyond our control such as government mandated increases in minimum wages, paid or unpaid leaves of absence and mandated health benefits, or increased tax reporting, assessment or payment requirements.

Other Operating Costs and Expenses

          Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, insurance, licenses, taxes, and utilities), other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses. Other operating costs and expenses increased 20% to $268.0 million for fiscal 2005 compared to $223.5 million for fiscal 2004. This increase was principally attributable to the 22% increase in revenues during fiscal 2005. As a percentage of revenues, other operating costs and expenses decreased to 22.8% for fiscal 2005 versus 23.1% for fiscal 2004. The 0.3% decrease is primarily attributable to the impact of a reserve established in fiscal 2004 to accrue for estimated settlement costs and expenses associated with a lawsuit that was pending at the time, partially offset by an insurance settlement associated with our bakery operations.

General and Administrative Expenses

          General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, the restaurant field supervision organization, the bakery administrative organization and the corporate support organization. G&A expenses increased 24% to $50.2 million for fiscal 2005 compared to $40.6 million for fiscal 2004. This increase was principally due to the planned growth of our supervision and support organizations commensurate with the growth of our restaurant and bakery operations during fiscal 2005. As a percentage of revenues, G&A expenses were 4.2% for both fiscal 2005 and fiscal 2004. During fiscal 2006, we plan to continue to add resources to the corporate support, training and field supervision activities of our business, in conjunction with the planned openings of as many as 21 new restaurants during the year.

Depreciation and Amortization Expenses

          Depreciation and amortization expenses increased 25% to $45.1 million for fiscal 2005 compared to $36.0 million for fiscal 2004. This increase was principally due to increases in property and equipment associated with new restaurant openings. As a percentage of revenues, depreciation and amortization expenses increased slightly to 3.8% for fiscal 2005 compared to 3.7% for fiscal 2004.

Preopening Costs

          Preopening costs increased 24% to $18.3 million for fiscal 2005 compared to $14.8 million for the prior fiscal year. We opened 16 Cheesecake Factory restaurants and two Grand Lux Cafe restaurants during fiscal 2005 compared to 14 Cheesecake Factory restaurants and two Grand Lux Cafe restaurants during fiscal 2004. In addition, preopening costs were incurred in both years for restaurant openings in progress. We also incurred preopening costs of $0.3 million in fiscal 2005 in conjunction with our planned opening of a second bakery production facility, which is scheduled to open in the first quarter of 2006.

          Preopening costs include incremental out-of-pocket costs that are directly related to the openings of new restaurants that are not otherwise capitalizable. As a result of the highly customized and operationally complex nature of our upscale, high-volume concepts, the restaurant preopening process for our new restaurants is more extensive, time consuming and costly relative to that of most chain restaurant operations. The preopening costs for one of our restaurants usually includes costs to relocate and compensate an average of 12 to 13 restaurant management employees prior to opening; costs to recruit and train an average of 250 to 300 hourly restaurant employees; wages, travel and lodging costs for our opening training team and other support employees; costs for practice service activities; and straight-line base rent during the in-restaurant training period. Preopening costs will vary from location to location depending on a number of factors, including the proximity of our existing restaurants; the size and physical layout of each location; the number of management and hourly employees required to open each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel to and lodging for different metropolitan areas; and the extent of unexpected delays, if any, in construction and/or obtaining final licenses and permits to open the restaurants, which may also be caused by landlord delays.

          Our direct preopening costs for a typical single-story Cheesecake Factory restaurant in one of our established markets averages approximately $785,000. There will also be other preopening costs associated with each restaurant opening, including costs for corporate travel and support activities. Preopening costs will usually be higher for larger restaurants, our initial entry into new markets and for newer concepts such as Grand Lux Cafe. We usually incur the most significant portion of preopening costs within the two-month period immediately preceding and the month of a restaurant’s opening. Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant. We expense preopening costs as incurred.

          Based on our current growth objectives for fiscal 2006, preopening costs will exceed those incurred in fiscal 2005 due to the increased number of new restaurant openings planned in 2006. We also expect to incur up to $2 million of preopening costs during 2006 in connection with our planned opening of a second bakery production facility and the potential opening of a new restaurant concept.

Interest Income, Net, Other Income and Income Tax Provision

          Interest income, net, increased to $3.9 million for fiscal 2005 compared to $2.2 million for fiscal 2004 due to our higher investment in available-for-sale securities and an increase in the general level of interest rates during fiscal 2005. We generally invest our excess cash balances in U.S. Treasury and Agency securities, investment grade corporate debt securities rated “A” or better and money market mutual funds. In addition, we recorded interest expense of approximately $0.9 million and $0.5 million in fiscal 2005 and fiscal 2004, respectively, associated with landlord construction allowances deemed to be financing in accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction” (See Note 1 of Notes to Consolidated Financial Statements in Item 8 of this report).

          Other income for fiscal 2005 was $0.6 million compared to $1.0 million for fiscal 2004. This decrease was principally due to lower gains on sales of investments and marketable securities that were liquidated from time to time to fund our working capital requirements throughout the year.

          Our effective income tax rate was 34.5% for fiscal 2005 compared to 34.8% for fiscal 2004. For fiscal 2006, we currently estimate our effective tax rate to be 34.9%. The actual effective tax rate for fiscal 2006 may be different than our current estimate due to actual revenues, pretax income and tax credits achieved during the year.

Fiscal 2004 Compared to Fiscal 2003

Revenues

          Revenues increased 25% to $969.2 million for fiscal 2004 compared to $773.8 million for fiscal 2003.

          Restaurant sales increased 25% to $916.4 million for fiscal 2004 compared to $731.3 million for the prior fiscal year.  The increase of $185.1 million consisted of $25.1 million from comparable restaurant sales and $160.0 million from restaurants not in the comparable sales base.  Total restaurant operating weeks increased approximately 22% to 4,314 in fiscal 2004 compared to 3,531 during fiscal 2003.  Average sales per restaurant operating week for restaurants open during the full fiscal year increased 2.8% to $213,900 in fiscal 2004 compared to $208,100 for fiscal 2003.

          Comparable restaurant sales increased approximately 3.9% during fiscal 2004.  This increase slightly exceeded our effective price increase for the full fiscal year of approximately 2.5% due to the lower than expected sales in fiscal 2003 as the result of inclement weather.

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

Cost of Sales

          Cost of sales increased 32% to $257.1 million in fiscal 2004 compared to $195.4 million in fiscal 2003.  This increase was primarily attributable to the 25% increase in restaurant sales and the 24% increase in bakery sales during fiscal 2004.  As a percentage of revenues, these costs increased to 26.5% during fiscal 2004 compared to 25.2% for the prior fiscal year.  This increase was primarily attributable to increased costs for fresh poultry and certain non-contracted dairy commodities, such as butter and manufacturers’ cream, during fiscal 2004.

Labor Expenses

          Labor expenses increased 25% to $298.4 million for fiscal 2004 compared to $239.4 million for fiscal 2003.  This increase was principally in support of the 25% increase in revenues during fiscal 2004.  As a percentage of revenues, labor expenses decreased slightly to 30.8% for fiscal 2004 compared to 30.9% for fiscal 2003 reflecting the leveraging of the fixed component of our labor costs with the 25% increase in revenues.

Other Operating Costs and Expenses

          Other operating costs and expenses increased 24% to $223.5 million for fiscal 2004 compared to $181.0 million for fiscal 2003.  This increase was principally attributable to the 25% increase in revenues during fiscal 2004.  During fiscal 2004, we also accrued a $4.5 million reserve for pending legal actions relating to alleged violations of California labor laws with respect to providing meal and rest breaks to our hourly employees  (See Item 3 “Legal Proceedings” of this report).  This increase was partially offset by a $2.0 million settlement of an insurance claim associated with our bakery operations.  As a percentage of revenues, other operating costs and expenses decreased to 23.1% for fiscal 2004 (including the net costs and expenses associated with the legal reserve and the insurance settlement of approximately $2.5 million) versus 23.4% for fiscal 2003, primarily due to the leveraging of the fixed component of these costs with the 25% increase in revenues.

General and Administrative Expenses

          General and administrative (“G&A”) expenses increased 13% to $40.6 million for fiscal 2004 compared to $35.8 million for fiscal 2003.  This increase was principally due to the planned growth of our supervision and support organizations commensurate with the growth of our restaurant and bakery operations during fiscal 2004.  As a percentage of revenues, G&A expenses decreased to 4.2% for fiscal 2004 compared to 4.6% for the prior fiscal year, principally attributable to the leveraging of the fixed component of these costs with higher sales volumes.

Depreciation and Amortization Expenses

          Depreciation and amortization expenses increased 28% to $36.0 million for fiscal 2004 compared to $28.2 million for fiscal 2003.  This increase was principally due to increases in property and equipment associated with new restaurant openings and the purchase of a new office building to house our corporate offices.  As a percentage of revenues, depreciation and amortization expenses were 3.7% in both fiscal 2004 and fiscal 2003.

Preopening Costs

          Preopening costs increased 21% to $14.8 million for fiscal 2004 compared to $12.2 million for the prior fiscal year.  We opened 14 Cheesecake Factory restaurants and two Grand Lux Cafe restaurants during fiscal 2004 compared to 14 Cheesecake Factory restaurants during fiscal 2003.  In addition, preopening costs were incurred in both years for restaurant openings in progress.

Interest Income, Net, Other Income and Income Tax Provision

          Interest income, net, decreased to $2.2 million for fiscal 2004 compared to $3.4 million for fiscal 2003.  This decrease was principally due to a higher level of investment of our interest-bearing cash and short-term investments in instruments with slightly shorter maturities than in the prior year.  This shift was primarily driven by the timing of funds needed for the purchase of our corporate support center and our new restaurant construction costs.  In addition, we recorded interest expense of approximately $0.5 million and $0.1 million in fiscal 2004 and fiscal 2003, respectively, associated with landlord construction allowances deemed to be financing in accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction” (See Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this report).

          Other income for fiscal 2004 was $1.0 million compared to $2.9 million for fiscal 2003.  This decrease was principally due to lower gains on the sales of investments and marketable securities that were liquidated from time to time to fund our working capital requirements throughout the year.

          Our effective income tax rate was 34.8% for fiscal 2004 compared to 35.1% for fiscal 2003.

Liquidity and Capital Resources

          Our corporate finance strategy is to maintain a strong, conservative balance sheet in order to support our growth plan with financial flexibility; to provide the financial resources necessary to protect and enhance the competitiveness of our restaurant and bakery operations; and to provide a prudent level of financial capacity to manage the risks and uncertainties of conducting our business operations on a much larger scale.  Our ongoing capital requirements are principally related to our restaurant expansion plan.  Similar to many restaurant and retail chain store operations, we utilize operating lease arrangements for all of our restaurant locations.  We believe that our operating lease arrangements continue to provide appropriate leverage for our capital structure in a financially efficient manner.  However, we are not limited to the use of lease arrangements as our only method of opening new restaurants.  While most of our operating lease obligations are not required to be reflected as indebtedness on our consolidated balance sheet, the minimum base rents and related fixed obligations under our lease agreements must be satisfied by cash flows from our ongoing operations.  Accordingly, our lease arrangements reduce, to some extent, our capacity to utilize funded indebtedness in our capital structure.

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

          The following table presents, for the periods indicated, a summary of our key liquidity measurements.

	Fiscal Year

	2005	2004	2003

	(dollar amounts in millions)
Cash and marketable securities on hand, end of year	$178.0	$151.5	$137.0
Net working capital, end of year	$42.4	$(7.3)	$21.3
Adjusted net working capital, end of year (1)	$126.1	$98.8	$109.2
Current ratio, end of year	1.3:1	0.9:1	1.3:1
Adjusted current ratio, end of year (1)	2.0:1	1.9:1	2.3:1
Long-term debt, including current portion, end of year (2)	$26.9	$17.3	$6.9
Cash provided by operations	$165.5	$150.1	$117.6
Capital expenditures	$170.2	$161.9	$113.3

(1)

Includes all marketable securities classified as either current assets ($63.2 million, $31.4 million and $34.0 million for fiscal 2005, 2004 and 2003, respectively) or noncurrent assets ($83.7 million, $106.1 million and $87.9 million for fiscal 2005, 2004 and 2003, respectively).

(2)	Represents deemed landlord financing liability. See Note 1 of Notes to Consolidated Financial Statements in Item 8 of this report.

          During fiscal 2005, our total amount of cash and marketable securities on hand increased by $26.5 million to $178.0 million as of January 3, 2006.  This increase was principally due to cash flow from operations, landlord construction contributions and proceeds from the exercise of employee stock options, partially offset by additions to property and equipment and purchases of treasury stock.  In the table above, we also present adjusted net working capital and current ratio calculations that include all marketable securities classified as either current or noncurrent assets.  We believe these adjusted calculations provide investors with useful information regarding our overall liquidity position because all marketable securities are readily available to meet our liquidity requirements.  We continue to target a weighted average maturity for our marketable securities investment portfolio between one and two years.  Accordingly, a substantial portion of our investments is classified as noncurrent assets, but remains available for our liquidity requirements.

          We have no funded debt in our capital structure.  However, landlord construction allowances related to restaurant locations for which we are deemed, for accounting purposes only, to have an ownership interest are reflected in our balance sheets as deemed landlord financing.  This liability is amortized over the lease term based on the rent payments designated in the lease agreement.

          We maintain a $35 million revolving credit and term loan facility (the “Credit Facility”), which expires on December 31, 2008. As of February 21, 2006, there were no borrowings outstanding under the Credit Facility.  A portion of the Credit Facility, $15.2 million, has been reserved to support standby letters of credit for our self-insurance programs.  Borrowings under the Credit Facility will bear interest at variable rates based, at our option, on either the prime rate of interest, the lending institution’s cost of funds plus 0.75%, or the applicable LIBOR rate plus 0.75%.  Upon expiration of the Credit Facility, a maximum of $35 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates.  The Credit Facility is not collateralized and requires us to maintain certain financial ratios and to observe certain restrictive covenants, such as maintaining a minimum effective tangible net worth balance, with respect to the conduct of our operations.  We were in compliance with these covenants at January 3, 2006.

          Our new restaurant development model more closely resembles that of a retail business that occupies leased space in shopping malls, office complexes, strip centers, entertainment centers and other real estate developments.  We typically seek to lease our restaurant locations for primary periods of 15 to 20 years under operating lease arrangements.  Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our share of common area maintenance, property tax and insurance expenses). In the future, we may also develop more freestanding restaurant locations using both ground leases and built-to-suit leases, which are common arrangements used to finance freestanding locations in the restaurant industry. We disburse cash for leasehold improvements, furnishings, fixtures and equipment to build out our leased premises.  We may also disburse cash for structural additions that we make to leased premises that generally are reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in the respective leases.  If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof.  See Note 1 of Notes to Consolidated Financial Statements in Item 8 of this report for additional discussion on the accounting treatment of amounts paid for structural components and the related landlord construction contributions. We do not have any current plans to encumber our existing leasehold interests with secured financing.  We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

          During fiscal 2005, our capital expenditures were $170 million.  New restaurant openings (including several restaurants under development as of January 3, 2006) accounted for $136 million of this amount.  Approximately $23 million of new restaurant capital expenditures was funded through deemed landlord financing.  See Note 1 of Notes to Consolidated Financial Statements in Item 8 of this report for additional discussion on the accounting treatment of amounts paid for structural components and the related landlord construction contributions. Of the remaining capital expenditures, $13 million represented maintenance and capacity addition outlays for our existing restaurants, $11 million related to establishing a second bakery facility, and approximately $10 million was for bakery and corporate infrastructure investments.

          For fiscal 2006, we currently estimate our cash outlays for capital expenditures to range between $190 million and $195 million, net of agreed-upon up-front cash landlord construction contributions and excluding $24 million to $25 million of expected noncapitalizable preopening costs for new restaurants and the new bakery facility.  This amount also excludes approximately $10 million of landlord construction contributions to be applied as reductions to minimum or percentage rent over the lease terms. The amount reflected as additions to property and equipment in the Consolidated Statements of Cash Flows may vary from this estimate based on the accounting treatment of each operating lease (See Note 1 of Notes to Consolidated Financial Statements in Item 8 of this report). This estimate contemplates a net outlay of $163 million to $164 million for as many as 21 new restaurants to be opened during fiscal 2006, estimated construction-in-progress disbursements for anticipated fiscal 2007 openings and estimated collections of up-front cash landlord construction contributions.  Expected capital expenditures for fiscal 2006 also include approximately $13 million to $14 million for maintenance and capacity addition expenditures to our existing restaurants and $9 million to $11 million for bakery and corporate infrastructure investments.  In addition, we expect to spend approximately $5 million to $6 million related to the completion and enhancement of a second bakery production facility in Rocky Mount, North Carolina. We expect this facility to be operational in the first quarter of fiscal 2006.  This facility will be built out in phases over several years to allow us to add production capacity, as we need it. The initial investment is projected to be $15 million, of which approximately $11 million was incurred in fiscal 2005.

          Based on our current expansion objectives, we believe that our cash and short-term investments on hand, combined with expected cash flow provided by operations, available borrowings under our Credit Facility and expected landlord construction contributions should be sufficient in the aggregate to finance our planned capital expenditures and other operating activities through fiscal 2006.  We may seek additional funds to finance our growth in the future.  However, there can be no assurance that such funds will be available when needed or be available on terms acceptable to us.

          During fiscal 2004, our Board of Directors increased the share repurchase authorization to 6,000,000 from 2,531,250.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us.  Under this authorization, we have repurchased a total of 2,078,617 shares for a total cost of $30.5 million through January 3, 2006.  Our share repurchase agreement does not require us to repurchase any common stock and may be discontinued at any time.

          As of February 21, 2006, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties.  Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Contractual Obligations and Commercial Commitments

          The following schedules summarize our contractual obligations and commercial commitments as of January 3, 2006 (amounts in millions):

	Total	2006	2007	2008	2009	2010	Thereafter

Contractual obligations
Operating leases (1)	$674.1	$37.4	$38.5	$38.0	$38.8	$40.0	$481.4
Purchase obligations (2)	191.6	105.1	28.6	21.5	19.0	17.4	—

Total	$865.7	$142.5	$67.1	$59.5	$57.8	$57.4	$481.4

Other commercial commitments
Standby letters of credit	$15.2	$15.2	$—	$—	$—	$—	$—

(1)

Represents aggregate minimum lease payments.  Most of our leases also require contingent rent in addition to the minimum base rent based on a percentage of sales ranging from 3.5% to 10% and require expenses incidental to the use of the property.

(2)	Amounts represent noncancelable commitments for the purchase of goods and estimated construction commitments, net of agreed-upon up-front landlord construction contributions.

          We expect to fund our contractual obligations primarily with operating cash flows generated in the normal course of business.

Critical Accounting Policies

          Critical accounting policies are those that we believe are most important to portraying our financial condition and results of operations and also require the greatest amount of subjective or complex judgment by management.  Judgment or uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions.  We consider the following policies to be the most critical in understanding the judgment that is involved in preparing our consolidated financial statements.

Property and Equipment

          We record all property and equipment at cost less accumulated depreciation.  Improvements are capitalized while repairs and maintenance costs are expensed as incurred.  Depreciation is calculated using the straight-line method over the estimated useful life of the assets or the primary lease terms of the respective leases plus any exercised extensions of those lease terms, whichever is shorter.  For leasehold improvements purchased after the inception of a lease, the amortization period is the lesser of the useful life or a period that reflects lease renewals that are reasonably assured upon purchase.  The useful life of property and equipment and the determination as to what constitutes a capitalized cost versus a repair and maintenance expense involves judgment by management, which may produce materially different amounts of depreciation expense than if different assumptions were used.

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

          Minimum base rent for our operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the initial lease term and those renewal periods that have been exercised.  The initial rent term includes the “build-out,” or rent holiday period, for our leases, where no rent payments are typically due under the terms of the lease.  Contingent rent expense, which is based on a percentage of revenue, is also recorded to the extent it exceeds minimum base rent per the lease agreement.

          We disburse cash for leasehold improvements and furnishings, fixtures and equipment to build out and equip our leased premises.  We may also expend cash for structural additions that we make to leased premises that generally are reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in our leases.  Landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof.  Depending on the specifics of the leased space, the lease agreement and in accordance with Emerging Issues Task Force (“EITF”) 97-10, “The Effect of Lessee Involvement in Asset Construction,” during the construction period, the amounts paid for structural components will be recorded as either prepaid rent or construction-in-progress and the landlord construction contributions will be recorded as either an offset to prepaid rent or as a deemed landlord financing liability.

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

Self-Insurance Liability

          We are self-insured for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employee health benefits and other insurable risks.  The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR claims”) as of the balance sheet date.  Our estimated liabilities are not discounted and are based on information provided by our insurance brokers and insurers, combined with our judgment regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices.  We maintain stop-loss coverage with third party insurers to limit our total exposure for each of these programs.  The estimated amounts receivable from our third-party insurers under this coverage are recorded in other receivables.  Significant judgment is required to estimate IBNR amounts as parties have yet to assert such claims.  If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

Stock-Based Compensation

          We maintain performance incentive plans under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, deferred shares, performance shares and performance units may be granted to employees, consultants and non-employee directors.  To date, we have only granted non-qualified stock options under these incentive plans.  We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Our policy is to grant all stock options at the fair market value of the underlying stock at the date of grant.  Accordingly, we do not recognize compensation expense for Company-issued stock options in our financial statements.

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires compensation expense associated with stock options to be included in the financial statements beginning with the first annual period after June 15, 2005.  See “Recent Accounting Pronouncements” for further discussion.

Income Taxes

          We provide for income taxes based on our estimate of federal and state tax liabilities.  Our estimates include, but are not limited to, effective state and local income tax rates, allowable tax credits for items such as FICA taxes paid on reported tip income, and estimates related to depreciation expense allowable for tax purposes.  Our estimates are made based on the best available information at the time we prepare our income tax provision.  In making our estimates, we also consider the impact of legislative and judicial developments.  As these developments evolve, we will update our estimates, which, in turn, could result in an adjustment to our effective tax rate.  We usually file our income tax returns nine to ten months after our fiscal year-end.  All tax returns are subject to audit by federal and state governments, usually years after the returns are filed, and could be subject to differing interpretations of the tax laws (See Note 8 of the Notes to Consolidated Financial Statements in Item 8 of this report).

Recent Accounting Pronouncements

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values.The provisions of SFAS 123R, as supplemented by SEC Staff Accounting

Bulletin No. 107, “Share-Based Payment,” are effective no later than the beginning of the next fiscal year that begins after June 15, 2005.  We will adopt the new requirements using the modified prospective transition method in the first quarter of fiscal 2006, and as a result, will not retroactively adjust results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal 2006 will include: 1) expense related to the remaining unvested portion of all stock option awards granted prior to January 3, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) expense related to all stock option awards granted subsequent to January 3, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.  We will apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis over the requisite service period. Based on current analysis and information, we have determined that the adoption of SFAS 123R will reduce our pretax earnings by approximately $19 million in fiscal 2006.

          In October 2005, the FASB issued Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense.  This Staff Position is effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required.  We currently capitalize rent incurred during the tenant improvement construction phase, which averaged approximately $45,000 per new restaurant opened during fiscal 2005.  We will adopt FAS 13-1 for fiscal 2006 on a prospective basis.

          In November 2005, the FASB issued Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“FSP 115-1”) which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005.  We are currently evaluating the effect that the adoption of FSP 115-1 will have on our consolidated results of operations and financial condition, but do not expect it to have a material impact.

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

          Many of our restaurant and bakery employees are paid hourly rates related to the federal minimum wage, which most recently increased in 1997.  Proposals are currently pending in Congress to again increase the federal minimum wage.  Several state and local governments have recently increased the minimum wage within their jurisdictions and others are presently considering such increases.  Additionally, a general shortage in the availability of qualified restaurant management and hourly workers in certain geographical areas in which we operate has caused related increases in the costs of recruiting and compensating such employees.  Certain operating costs, such as taxes, insurance and other outside services continue to increase with the general level of inflation or higher and may also be subject to other cost and supply fluctuations outside of our control.

          While we have been able to react to inflation and other changes in the costs of key operating resources by gradually increasing prices for our menu items and bakery products, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future.  From time to time, competitive conditions could limit our menu pricing flexibility.  We cannot guarantee that all future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our restaurant guests without any resulting changes in their visit frequencies or purchasing patterns.  Substantially all of the leases for our restaurants provide for contingent rent obligations based on a percentage of sales.  As a result, rent expense will absorb a proportionate share of any menu price increases in our restaurants.  There can be no assurance that we will continue to generate increases in comparable restaurant and bakery sales in amounts sufficient to offset inflationary or other cost pressures.

Seasonality and Quarterly Results

          Our business is subject to seasonal fluctuations. Historically, our highest levels of revenues and net income for our established restaurants have occurred in the second and third quarters of the fiscal year.  Approximately two-thirds of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales.  Patio seating represents approximately 18% of the total available productive seating for all restaurants open as of January 3, 2006 and can be subject to disruption from inclement weather.  Holidays, severe winter weather, hurricanes, thunderstorms and similar conditions may impact restaurant sales volumes seasonally in some of the markets where we operate.  Our bakery operations are seasonal to the extent that the fourth quarter’s sales are typically higher due to holiday business.  Additionally, bakery sales comparisons may fluctuate significantly from quarter to quarter due to the timing and size of orders from our larger bakery customers.  Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated preopening costs.  As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The following discussion of market risks contains forward-looking statements.  Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

          We are exposed to market risk from changes in interest rates on funded debt.  This exposure relates to our $35 million revolving credit and term loan facility (the “Credit Facility”).  There were no borrowings outstanding under the Credit Facility during fiscal 2003, 2004, 2005 and fiscal 2006 through February 21, 2006.  Borrowings under the Credit Facility bear interest at variable rates based on either the prime rate of interest, the lending institution’s cost of funds plus 0.75% or LIBOR plus 0.75%.  A hypothetical 1% interest rate change would not have any current impact on our results of operations.

          A change in market prices also exposes us to market risk related to our investments in marketable securities.  As of January 3, 2006, we held $146.9 million in available-for-sale marketable securities.  A hypothetical 10% decline in the market value of those securities would result in a $14.7 million unrealized loss and a corresponding decline in their fair value.  This hypothetical decline would not affect our cash flows unless the securities were disposed of.

          We purchase food and other commodities for use in our operations, based upon market prices established with our suppliers.  Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control.  To manage this risk in part, we attempt to enter into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements.  However, we are currently unable to contract for many of our fresh commodities such as fish and dairy items (except for cream cheese used in our bakery operations) for periods longer than 30 days.  Dairy costs can also fluctuate due to government regulation.  Substantially all of our food and supplies are available from several sources, which helps to diversify our overall commodity cost risk.  In addition, we have the ability to increase certain menu prices, or vary certain menu items offered, in response to food commodity price increases.  Some of our commodity purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps.  We do not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements required to be filed hereunder are set forth on pages 52 through 70 of this report.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its jud gment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

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

          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 3, 2006 based on the criteria in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of January 3, 2006.

          PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has also audited our management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting as of January 3, 2006 as stated in their report included herein.

Changes in Internal Control over Financial Reporting

          There have been no changes in our internal control over financial reporting during our most recent quarter ended January 3, 2006 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

          None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          We have adopted a code of ethics that applies to, among others, our principal executive officer, principal financial officer, and principal accounting officer.  Information with respect to our executive officers is included in Item 1 of this report.  Other information required by this item is hereby incorporated by reference from the section entitled “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2006 (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

          The information required by this item is hereby incorporated by reference to the sections entitled “Meetings, Attendance and Fees,” “Report of the Compensation Committee of the Board of Directors on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation” in the Proxy Statement.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

          The following documents are filed as a part of this Report:

(a)	1.	Financial statements:

		The consolidated financial statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 49 of this report.

	2.	Financial statement schedules:

		None.

	3.	Exhibits:

		The Exhibits required to be filed hereunder are listed in the exhibit index included herein at page 71.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Cheesecake Factory Incorporated:

We have completed integrated audits of The Cheesecake Factory Incorporated’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of January 3, 2006, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Cheesecake Factory Incorporated and its subsidiaries at January 3, 2006 and December 28, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2006 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 3, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Los Angeles, California
February 21, 2006

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	January 3, 2006	December 28, 2004

ASSETS
Current assets:
Cash and cash equivalents	$31,052	$14,041
Investments and marketable securities	63,222	31,369
Accounts receivable	8,108	8,492
Other receivables	26,390	23,103
Inventories	19,119	10,487
Prepaid expenses	14,583	9,646
Deferred income taxes	9,780	5,368

Total current assets	172,254	102,506

Property and equipment, net	609,918	498,012

Other assets:
Marketable securities	83,700	106,102
Trademarks	2,730	2,327
Prepaid rent	38,673	33,885
Other	18,647	15,885

Total other assets	143,750	158,199

Total assets	$925,922	$758,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,150	$32,041
Income taxes payable	6,097	3,411
Other accrued expenses	91,645	74,394

Total current liabilities	129,892	109,846

Deferred income taxes	75,256	51,990
Deferred rent	35,977	28,564
Deemed landlord financing liability	26,273	17,025
Other noncurrent liabilities	10,824	8,440
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 80,910,422 and 79,884,285 shares issued at January 3, 2006 and December 28, 2004, respectively	809	799
Additional paid-in capital	280,427	258,812
Retained earnings	398,170	310,624
Unrealized loss on available-for-sale securities	(1,235)	(897)
Treasury stock, 2,078,617 and 1,950,967 shares at cost at January 3, 2006 and December 28, 2004, respectively	(30,471)	(26,486)

Total stockholders’ equity	647,700	542,852

Total liabilities and stockholders’ equity	$925,922	$758,717

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Fiscal Year

	2005	2004	2003

Revenues	$1,177,643	$969,232	$773,835
Costs and expenses:
Cost of sales	302,889	257,076	195,370
Labor expenses	363,867	298,387	239,386
Other operating costs and expenses	268,047	223,519	180,963
General and administrative expenses	50,230	40,639	35,817
Depreciation and amortization expenses	45,135	35,943	28,228
Preopening costs	18,293	14,787	12,174

Total costs and expenses	1,048,461	870,351	691,938

Income from operations	129,182	98,881	81,897
Interest income, net	3,918	2,234	3,354
Other income, net	557	966	2,944

Income before income taxes	133,657	102,081	88,195
Income tax provision	46,111	35,543	30,965

Net income	$87,546	$66,538	$57,230

Net income per share:
Basic	$1.12	$0.86	$0.76

Diluted	$1.09	$0.84	$0.74

Weighted average shares outstanding:
Basic	78,354	77,613	75,633
Diluted	80,176	79,395	77,772

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Unrealized Gain (Loss) on Available-for-Sale Securities	Treasury Stock	Total

Balance, December 31, 2002	50,996	$510	$205,994	$187,205	$1,664	$(16,380)	$378,993
Comprehensive income:
Net income	—	—	—	57,230	—	—
Net unrealized loss	—	—	—	—	(1,825)	—

Total comprehensive income							55,405
Issuance of common stock from exercise of stock options	1,130	11	12,644	—	—	—	12,655
Tax benefit related to stock options exercised	—	—	10,519	—	—	—	10,519
Purchase of treasury stock	—	—	—	—	—	(847)	(847)

Balance, December 30, 2003	52,126	521	229,157	244,435	(161)	(17,227)	456,725

Comprehensive income:
Net income	—	—	—	66,538	—	—
Net unrealized loss	—	—	—	—	(736)	—

Total comprehensive income							65,802
Three-for-two stock split	26,629	266	—	(266)	—	—	—
Issuance of common stock from exercise of stock options	1,131	12	16,301	—	—	—	16,313
Tax benefit related to stock options exercised	—	—	13,354	—	—	—	13,354
Dividends paid for fractional shares	(2)	—	—	(83)	—	—	(83)
Purchase of treasury stock	—	—	—	—	—	(9,259)	(9,259)

Balance, December 28, 2004	79,884	799	258,812	310,624	(897)	(26,486)	542,852

Comprehensive income:
Net income	—	—	—	87,546	—	—
Net unrealized loss	—	—	—	—	(338)	—

Total comprehensive income							87,208
Issuance of common stock from exercise of stock options	1,026	10	12,950	—	—	—	12,960
Tax benefit related to stock options exercised	—	—	8,665	—	—	—	8,665
Purchase of treasury stock	—	—	—	—	—	(3,985)	(3,985)

Balance, January 3, 2006	80,910	$809	$280,427	$398,170	$(1,235)	$(30,471)	$647,700

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Fiscal Year

	2005	2004	2003

Cash flows from operating activities:
Net income	$87,546	$66,538	$57,230
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	45,135	35,943	28,228
Gain on asset sale	(8)	—	—
Loss/(gain) on available-for-sale securities	16	(195)	(2,456)
Deferred income taxes	19,198	16,668	11,557
Tax benefit related to stock options exercised	8,665	13,354	10,519
Changes in assets and liabilities:
Accounts receivable	384	(1,132)	(1,870)
Other receivables	(3,287)	(4,606)	(1,794)
Inventories	(8,632)	(2,093)	(2,449)
Prepaid expenses	(4,937)	613	(3,705)
Other	(8,134)	(10,400)	(8,656)
Accounts payable	109	6,045	11,157
Income taxes payable	2,686	3,411	—
Other accrued expenses	26,771	25,992	19,800

Cash provided by operating activities	165,512	150,138	117,561

Cash flows from investing activities:
Additions to property and equipment	(170,162)	(161,898)	(113,327)
Investments in available-for-sale securities	(97,863)	(113,467)	(174,205)
Sales of available-for-sale securities	87,715	96,900	155,435

Cash used in investing activities	(180,310)	(178,465)	(132,097)

Cash flows from financing activities:
Deemed landlord financing proceeds	23,177	20,412	6,901
Deemed landlord financing payments	(343)	(182)	(39)
Dividends paid for fractional shares	—	(83)	—
Proceeds from exercise of employee stock options	12,960	16,313	12,655
Purchase of treasury stock	(3,985)	(9,259)	(847)

Cash provided by financing activities	31,809	27,201	18,670

Net change in cash and cash equivalents	17,011	(1,126)	4,134
Cash and cash equivalents at beginning of period	14,041	15,167	11,033

Cash and cash equivalents at end of period	$31,052	$14,041	$15,167

Supplemental disclosures:
Interest paid	$895	$492	$112

Income taxes paid	$15,725	$4,393	$12,730

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies:

Description of Business

          The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we,” “us” and “our”) operates full-service, casual dining restaurants under The Cheesecake Factory® and Grand Lux Cafe® marks.  We also operate one self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark.  Additionally, we operate a bakery production facility in Calabasas Hills, California that produces baked desserts and other products for our restaurants and for other foodservice operators, retailers and distributors.  We also license two bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.  All of our Company-operated and licensed restaurants and our bakery production facility are located within the United States.

Basis of Presentation

          The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany accounts and transactions for the periods presented have been eliminated in consolidation.

Reclassification

          Certain reclassifications have been made to prior year amounts to conform to the current year presentation.  On the Consolidated Balance Sheets, our restaurant smallware balance, previously included in inventories, was moved to property and equipment.

Fiscal Year

          We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31st for financial reporting purposes.  Fiscal 2004 and 2003 each consisted of 52 weeks.  Fiscal 2005 consisted of 53 weeks.  Fiscal 2006 will consist of 52 weeks.

Fair Value of Financial Instruments

          The carrying amount of cash and cash equivalents, investments, receivables, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of deemed landlord financing liabilities are determined using current applicable rates for similar instruments as of the balance sheet date and approximates the carrying value of such obligations.

Cash and Cash Equivalents

          We consider all highly liquid investments with an original maturity of three months or less at date of purchase to be cash equivalents.  Amounts receivable from credit card processors, totaling $3.9 million and $4.3 million at January 3, 2006 and December 28, 2004, respectively, are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.  Our centralized cash management system provides for the reimbursement of all major bank disbursement accounts on a daily basis. Checks issued but not yet presented for payment to our bank are reflected as a reduction of cash and cash equivalents in our accompanying consolidated balance sheets.

Investments and Marketable Securities

          We principally invest our excess cash balances in U.S. Treasury and Agency securities, investment grade corporate debt securities rated “A” or better and money market mutual funds.  We record investments and marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  SFAS No. 115 establishes accounting and reporting requirements for investments in equity securities that have readily determinable fair values and for all investments in debt securities.  We generally classify all of our investments and marketable securities as available-for-sale securities, even though our current liquidity position and requirements provide us with the ability to hold a substantial amount of such securities to maturity.  Debt securities classified as available-for-sale securities are reported at their fair value, with unrealized gains and losses excluded from net income and reported as a separate component of stockholders’ equity (net of the related tax effect) until realized.  Fair value is determined by the most recently traded price of each security at the balance sheet date, plus any accrued interest.  Realized gains or losses are determined on the specific identification cost method.  At January 3, 2006 and December 28, 2004, all of our investments and marketable securities were classified in the available-for-sale category.

Accounts and Other Receivables

          Our accounts receivable principally result from credit sales to bakery customers.  Other receivables consist of various amounts due from landlords, insurance providers and others in the ordinary course of business, refundable income taxes and accrued interest on investments and marketable securities.

Concentration of Credit Risk

          Financial instruments that potentially subject us to a concentration of credit risk are cash and cash equivalents, investments and marketable securities, and accounts receivable.  We currently maintain a majority of our day-to-day operating cash balances with two major financial institutions. At times, cash balances may be in excess of FDIC insurance limits.  We have not experienced any losses in these accounts and believe we are not exposed to any significant risk on cash and cash equivalents.  We place our temporary excess cash with major financial institutions that, in turn, invest in investment-grade commercial paper and other corporate obligations rated “A” or higher, certificates of deposit, government obligations and other investments and marketable securities.  Our investment policy limits the amount of exposure to any one institution or investment.  With respect to marketable securities, the net unrealized gain or loss on our investment portfolio as of January 3, 2006 and December 28, 2004 has been reported (net of the related tax effect) as a separate component within the stockholders’ equity section of our consolidated balance sheets.  We consider the concentration of credit risk for accounts receivable to be minimal as a result of our significant number of outside bakery customers, as well as the payment histories and general financial condition of our larger outside bakery customers.

Inventories

          Inventories are stated at the lower of cost (first-in, first-out) or market and consist of restaurant food and other supplies, bakery raw materials, and bakery finished goods.

Property and Equipment

          We record all property and equipment at cost less accumulated depreciation.  Improvements are capitalized while repairs and maintenance costs are expensed as incurred.  Leasehold improvements include the cost of our internal development and construction department.  Depreciation and amortization are calculated using the straight-line method over the estimated useful life of the assets or the primary lease terms of the respective leases plus any exercised extensions of those lease terms, whichever is shorter.  For leasehold improvements purchased after the inception of a lease, the amortization period is the lesser of the useful life or a period that reflects lease renewals that are reasonably assured upon purchase.  Depreciation and amortization periods are as follows:

Land improvements	25 years
Buildings	30 years
Leasehold improvements	Primary term of lease
Restaurant fixtures and equipment	10 years
Bakery equipment	15 years
Computer software and equipment	3 to 5 years

          The useful life of property and equipment and the determination as to what constitutes a capitalized cost versus a repair and maintenance expense involves judgment by management.

Accounting for Long-Lived Assets

          We periodically assess potential impairments of our long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, we recognize an impairment loss. An impairment loss is equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value if available, or discounted cash flows, if not. To date, we have not recognized an impairment charge related to the write-down of long-lived assets.

Revenue Recognition

          Revenues from restaurant sales are recognized when payment is tendered at the point of sale. Revenues from our gift cards (also known as stored value cards) are recognized upon redemption in our restaurants or on our website. Until the redemption of gift cards occurs, all outstanding balances on such cards are included in other accrued expenses on our accompanying consolidated balance sheets.  Revenues from bakery sales to other foodservice operators, retailers and distributors are recognized upon transfer of title to customers.  Our consolidated revenues are net of all intercompany eliminations.

Leases

          We currently lease all of our restaurant locations.  We account for our leases under the provisions of SFAS No. 13, “Accounting for Leases,” and subsequent amendments which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes.  All of our restaurant leases are classified as operating leases pursuant to the requirements of SFAS No. 13.

          Minimum base rent for our operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the initial lease term and those renewal periods that have been exercised.  The initial rent term includes the “build-out,” or rent holiday period, for our leases, where no rent payments are typically due under the terms of the lease. Contingent rent expense, which is based on a percentage of revenue, is also recorded to the extent it exceeds minimum base rent per the lease agreement.

          We disburse cash for leasehold improvements, furnishings, fixtures and equipment to build out and equip our leased premises.  We may also expend cash for structural additions that we make to leased premises that generally are reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in our leases.  Landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. Depending on the specifics of the leased space, the lease agreement and in accordance with Emerging Issues Task Force (“EITF”) 97-10, “The Effect of Lessee Involvement in Asset Construction,” during the construction period, the amounts paid for structural components will be recorded as either prepaid rent or construction-in-progress and the landlord construction contributions will be recorded as either an offset to prepaid rent or as a deemed landlord financing liability.

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

Preopening Costs

          Preopening costs include incremental out-of-pocket costs that are directly related to the openings of new restaurants that are not otherwise capitalizable.  We expense preopening costs as incurred.

Self-Insurance Liability

          We are self-insured for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employee health benefits and other insurable risks.  The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR claims”) as of the balance sheet date.  Our estimated liabilities are not discounted and are based on information provided by our insurance brokers and insurers, combined with our judgment regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices.  We maintain stop-loss coverage with third party insurers to limit our total exposure for each of these programs.  The estimated amounts receivable from our third-party insurers under this coverage are recorded in other receivables and were $4.7 million and $3.5 million at January 3, 2006 and December 28, 2004, respectively.  Significant judgment is required to estimate IBNR amounts as parties have yet to assert such claims.  If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

Advertising Costs

          Advertising costs are expensed as incurred.  Advertising expenses for all years presented were insignificant.

Income Taxes

          We provide for income taxes based on our estimate of federal and state tax liabilities.  Our estimates include, but are not limited to, effective state and local income tax rates, allowable tax credits for items such as FICA taxes paid on reported tip income, and estimates related to depreciation expense allowable for tax purposes.  Our estimates are made based on the best available information at the time we prepare our income tax provision.  In making our estimates, we also consider the impact of legislative and judicial developments.  As these developments evolve, we will update our estimates, which, in turn, could result in an adjustment to our effective tax rate.  We usually file our income tax returns nine to ten months after our fiscal year-end.  All tax returns are subject to audit by federal and state governments, usually years after the returns are filed, and could be subject to differing interpretations of the tax laws.

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

Stock-Based Compensation

          We maintain performance incentive plans under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, deferred shares, performance shares and performance units may be granted to employees, consultants and non-employee directors.  To date, we have only granted non-qualified stock options under these plans. We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Our policy is to grant all stock options at the fair market value of the underlying stock at the date of grant.  Accordingly, we do not recognize compensation expense for Company-issued stock options in our financial statements.

          If compensation cost for our stock options had been recognized based upon the estimated fair value on the grant date under the fair value methodology allowed by SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended, our net income and net income per share would have been as follows (in thousands, except per share data):

	Fiscal Year

	2005	2004	2003

Net income, as reported	$87,546	$66,538	$57,230
Total stock-based employee compensation expense, net of taxes	11,129	9,083	7,493

Net income, pro forma	$76,417	$57,455	$49,737

Basic net income per share, as reported	$1.12	$0.86	$0.76
Basic net income per share, pro forma	$0.98	$0.74	$0.66
Diluted net income per share, as reported	$1.09	$0.84	$0.74
Diluted net income per share, pro forma	$0.96	$0.72	$0.64

          The weighted average fair value at the grant date for options issued in fiscal 2005, 2004 and 2003 was $12.81, $14.17 and $10.67 per option, respectively. For the first three quarters of fiscal 2005, we employed the binomial lattice option valuation model. Upon further review of the various valuation techniques and the relevance of our historical exercise patterns, we believe the Black-Scholes option pricing model is currently a better tool for estimating our stock-based compensation cost.  We utilized the Black-Scholes model in fiscal years 2003 and 2004, the fourth quarter of fiscal 2005 and will employ it on a go-forward basis. The fair value of options at date of grant was estimated using the following weighted average assumptions for each respective fiscal year: (a) no dividend yield on our stock, (b) expected stock price volatility of 35.57%, 44.12% and 48.91%, (c) a risk-free interest rate of 3.86%, 3.67% and 3.78%, and (d) expected option lives of 4.7 years, 6 years and 6 years. Under the binomial lattice model for the first three quarters of fiscal 2005, we used a termination rate of 0.6% and an exercise multiple of 1.35.  Compensation expense is allocated on a straight-line basis over the vesting period.

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires compensation expense associated with stock options to be included in the financial statements beginning with the first annual period after June 15, 2005.  See “Recent Accounting Pronouncements” for further discussion.

Net Income Per Share

          In accordance with the provisions of SFAS No. 128, “Earnings Per Share,” basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method.  Outstanding stock options issued by us represent the only dilutive effect reflected in diluted weighted average shares outstanding.

Comprehensive Income

          Comprehensive income includes all changes in equity during a period except those resulting from investment by and distribution to owners. Comprehensive income reported on our Consolidated Statements of Stockholders’ Equity includes net income and unrealized gains or losses on available-for-sale securities.

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

Recent Accounting Pronouncements

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values.  The provisions of SFAS 123R, as supplemented by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” are effective no later than the beginning of the next fiscal year beginning after June 15, 2005.  We will adopt the new requirements using the modified prospective transition method in the first quarter of fiscal 2006, and as a result, will not retroactively adjust results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal 2006 will include: 1) expense related to the remaining unvested portion of all stock option awards granted prior to January 3, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) expense related to all stock option awards granted subsequent to January 3, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.  We will apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis over the requisite service period. Based on current analysis and information, we have determined that the adoption of SFAS 123R will reduce our pretax earnings by approximately $19 million in fiscal 2006.

          In October 2005, the FASB issued Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense.  This Staff Position is effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required.  We currently capitalize rent incurred during the tenant improvement construction phase, which averaged approximately $45,000 per new restaurant opened during fiscal 2005.  We will adopt FAS 13-1 for fiscal 2006 on a prospective basis.

          In November 2005, the FASB issued Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“FSP 115-1”) which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005.  We are currently evaluating the effect that the adoption of FSP 115-1 will have on our consolidated results of operations and financial condition, but do not expect it to have a material impact.

2.     Investments and Marketable Securities:

          Investments and marketable securities consisted of (in thousands):

Classification	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Maturity

At January 3, 2006:
Current assets:
Available-for-sale securities:
Corporate debt securities	$29,922	$2	$(222)	$29,702	January 2006 to December 2006
U.S. Treasury securities	33,738	1	(219)	33,520	February 2006 to November 2006

Total	$63,660	$3	$(441)	$63,222

Other assets:
Available-for-sale securities:
Corporate debt securities	$27,861	$11	$(291)	$27,581	January 2007 to May 2010
U.S. Treasury securities	57,286	17	(1,184)	56,119	January 2007 to September 2010

Total	$85,147	$28	$(1,475)	$83,700

At December 28, 2004:
Current assets:
Available-for-sale securities:
Corporate debt securities	$21,520	$—	$(77)	$21,443	March 2005 to December 2005
U.S. Treasury securities	9,974	—	(48)	9,926	January 2005 to December 2005

Total	$31,494	$—	$(125)	$31,369

Other assets:
Available-for-sale securities:
Corporate debt securities	$48,825	$12	$(401)	$48,436	January 2006 to August 2009
U.S. Treasury securities	58,534	13	(881)	57,666	March 2006 to September 2009

Total	$107,359	$25	$(1,282)	$106,102

3.     Other Receivables:

          Other receivables consisted of (in thousands):

	January 3, 2006	December 28, 2004

Landlord construction allowances	$14,803	$12,550
Receivable from third-party insurers	4,732	3,495
Accrued interest on investments	1,433	1,256
Other	5,422	5,802

Total	$26,390	$23,103

4.     Inventories:

          Inventories consisted of (in thousands):

	January 3, 2006	December 28, 2004

Restaurant food and supplies	$9,026	$7,130
Bakery finished goods	7,836	1,225
Bakery raw materials	2,257	2,132

Total	$19,119	$10,487

5.     Property and Equipment:

          Property and equipment consisted of (in thousands):

	January 3, 2006	December 28, 2004

Land and related improvements	$11,910	$11,910
Buildings	17,687	17,687
Leasehold improvements	489,682	382,281
Fixtures and equipment	203,866	170,917
Computer software and equipment	33,055	27,837
Restaurant smallware	15,169	12,040
Construction in progress	36,497	30,980

Property and equipment, total	807,866	653,652
Less: accumulated depreciation and amortization	(197,948)	(155,640)

Property and equipment, net	$609,918	$498,012

Repair and maintenance expenses for fiscal 2005, 2004 and 2003 were $16.2 million, $12.5 million and $10.5 million, respectively.

6.     Other Accrued Expenses:

          Other accrued expenses consisted of (in thousands):

	January 3, 2006	December 28, 2004

Insurance	$22,356	$18,323
Gift cards and certificates	22,009	18,556
Salaries and wages	14,332	8,649
Employee benefits	7,399	6,218
Payroll and sales taxes	9,873	6,631
Rent and related expenses	5,347	5,214
Other	10,329	10,803

Total	$91,645	$74,394

7.     Commitments and Contingencies:

          We lease all of our restaurant locations under operating leases, with primary terms ranging from 10 years to 25 years.  The restaurant leases typically include land and building shells, require contingent rent above the minimum base rent payments based on a percentage of sales ranging from 3.5% to 10%, and require various expenses incidental to the use of the property.  Most leases have renewal options, which we have always exercised in the past.  We also lease automobiles and certain restaurant and bakery equipment under operating lease agreements.

          As of January 3, 2006, the aggregate minimum annual lease payments under operating leases are as follows (in thousands):

2006	$37,348
2007	38,493
2008	38,041
2009	38,827
2010	40,008
Thereafter	481,335

Total	$674,052

           Rent expense on all operating leases was as follows (in thousands):

	Fiscal Year

	2005	2004	2003

Straight-lined minimum base rent	$38,154	$34,349	$28,275
Contingent rent	19,729	17,233	13,570
Other charges	14,921	13,182	9,829

Total	$72,804	$64,764	$51,674

          With respect to the five potential restaurant locations with executed leases as of January 3, 2006 that are currently planned for openings in fiscal 2006, we have estimated construction commitments (leasehold improvements, fixtures and equipment), net of agreed-upon up-front cash landlord construction contributions, totaling approximately $30 million.

          As credit guarantees to insurers, we are contingently liable under standby letters of credit issued under the Credit Facility.  As of January 3, 2006, we had $15.2 million of standby letters of credit related to the self-insurance liabilities accrued in our consolidated financial statements. All standby letters of credit are renewable annually.

          We are self-insured for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employee health benefits and other insurable risks.  The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR claims”) as of the balance sheet date.  Our estimated liabilities are not discounted and are based on information provided by our insurance brokers and insurers, combined with our judgment regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices.  We maintain stop-loss coverage with third party insurers to limit our total exposure for each of these programs.  The estimated amounts receivable from our third-party insurers under this coverage are recorded in other receivables.  Significant judgment is required to estimate IBNR amounts as parties have yet to assert such claims.  If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

          We recently received approval by the Superior Court of the State of California of a negotiated settlement of consolidated class action wage and hour lawsuits originally filed in December 2002 by two former hourly restaurant employees in California alleging violations of California labor laws with respect to providing meal and rest breaks.  Notices of the settlement were sent to all class members, the claims period has expired, and the administration of claims is currently in process.  A number of former and current employees also filed individual wage and hour claims, based upon alleged similar violations, directly with various offices of the California Division of Labor Standards Enforcement (“DLSE”). The DLSE claims filed by employees who joined the approved settlement also will be resolved by such settlement.  In fiscal 2004, we recorded a $4.5 million reserve based on an estimate of the ultimate costs, expenses and fees that may be incurred in connection with these matters.  We believe this accrual is sufficient to cover the final settlement.

          We are also subject to other private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business.  Such claims typically involve claims from guests, employees and others related to operational issues common to the foodservice industry.  A number of such claims may exist at any given time.  We could be affected by adverse publicity resulting from such allegations, regardless of whether such allegations are valid or whether we are determined to be liable.  From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks.  We believe that the final disposition of such lawsuits, proceedings and claims will not have a material adverse effect on our financial position, results of operations or liquidity.  It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

          We have severance and employment agreements with certain of our executive officers that provide for payments to those officers in the event of a termination of their employment as a result of a change in control of the Company or without cause, as defined in those agreements.  Aggregate payments totaling approximately $2.6 million would have been required by those agreements had all such officers terminated their employment for those reasons as of January 3, 2006.  In addition, the employment agreement with our Chief Executive Officer specifies an annual founder’s retirement benefit equal to 20% of his base salary (in effect immediately prior to termination) for the first ten years after termination of his full time employment, increasing to 40% for each year thereafter until his death.  During 2005, we incurred compensation expense of $330,000 for this retirement benefit, with a projected future obligation of $1.1 million.

8.     Income Taxes:

          The provision for income taxes consisted of the following (in thousands):

	Fiscal Year

	2005	2004	2003

Income before income taxes	$133,657	$102,081	$88,195

Income tax provision:
Current:
Federal	$21,872	$15,467	$16,064
State	5,385	3,408	3,344

Total current	27,257	18,875	19,408
Deferred	18,854	16,668	11,557

Total	$46,111	$35,543	$30,965

          The following is a reconciliation between the U.S. federal statutory rate and the effective tax rate:

	Fiscal Year

	2005	2004	2003

Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and district income taxes, net of federal income tax benefit	3.9	4.2	3.5
FICA tip credit and other credits	(4.0)	(4.5)	(3.7)
Deferred compensation, manufacturing deduction and other	(0.4)	0.1	0.3

Effective tax rate	34.5%	34.8%	35.1%

          Following are the temporary differences that created our deferred tax assets and liabilities (in thousands):

	January 3, 2006	December 28, 2004

Current deferred tax assets/(liabilities):
Employee benefits	$3,899	$5,575
Insurance	5,772	5,113
Inventory	(5,760)	(4,165)
Net operating loss carryforwards	5,427	—
Other, net	442	(1,155)

Total	$9,780	$5,368

Noncurrent deferred tax assets/(liabilities):
Accrued rent	$12,419	$10,897
Property and equipment	(96,384)	(70,510)
Other, net	8,709	7,623

Total	$(75,256)	$(51,990)

          Our net operating loss carryforwards begin to expire in 2025.  We have not recorded valuation allowances against these items, as we believe it is more likely than not that future taxable income will be sufficient to fully realize the benefit of these assets.

9.     Long-Term Debt:

          We maintain a $35 million revolving credit and term loan facility (the “Credit Facility”) with a major financial institution.  As of January 3, 2006 and December 28, 2004, there were no borrowings outstanding under the Credit Facility.  A portion of the Credit Facility, $15.2 million, has been reserved to support standby letters of credit for our insurance programs, which reduces the limit available for borrowing under the Credit Facility by an equal amount.  The terms of the Credit Facility provide for, among other things, borrowings under the Credit Facility to bear interest at variable rates based, at our option, on either the prime rate of interest, the lending institution’s cost of funds rate plus 0.75% or the applicable LIBOR rate plus 0.75%.  The Credit Facility expires on December 31, 2008.  On that date, a maximum of $35 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates.  The Credit Facility is not collateralized and requires us to maintain certain financial ratios and to observe certain restrictive covenants, such as maintaining a minimum effective tangible net worth balance, with respect to the conduct of our operations.  We were in compliance with these covenants at January 3, 2006.

10.    Stockholders’ Equity:

          During fiscal 2004, our Board of Directors increased the share repurchase authorization of our common shares to 6,000,000 from 2,531,250.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. Our stock repurchase plan will be used to minimize the dilutive impact of our stock option programs.  We repurchased 127,650 shares of our common stock for $4.0 million during fiscal 2005.  As of January 3, 2006, we had repurchased a total of 2,078,617 shares for a total cost of $30.5 million under this authorization.  The repurchased common stock is reflected as a reduction of stockholders’ equity.

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

11.    Stock Options:

          We maintain stock option plans under which incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares, deferred shares, performance shares and performance units may be granted to employees, consultants and non-employee directors.  To date, we have granted only non-qualified stock options under these plans.  All stock options are granted at the fair market value of the underlying stock on the date of the grant, generally vest at 20% per year, and become exercisable provided that we meet or exceed certain performance criteria approved by our Board of Directors.  Our stock options generally expire ten years from the date of grant.

          Transactions during fiscal 2005, 2004 and 2003 under our stock option plans were as follows (in thousands):

	Fiscal Year

	2005	2004	2003

Options outstanding at start of year	7,452	7,550	7,821
Options granted	1,435	2,003	2,003
Options exercised	(1,026)	(1,682)	(1,696)
Options cancelled	(297)	(419)	(578)

Options outstanding at end of year	7,564	7,452	7,550

Options exercisable at end of year	2,359	1,581	2,047
Options available for grant at end of year	9,836	10,974	3,408

          Weighted average option exercise price information for fiscal 2005, 2004 and 2003 was as follows:

	Fiscal Year

	2005	2004	2003

Options outstanding at start of year	$19.73	$15.14	$12.43
Options granted	$32.90	$28.77	$20.89
Options exercised	$12.63	$9.55	$7.47
Options cancelled	$25.44	$21.18	$21.01
Options outstanding at end of year	$22.96	$19.73	$15.14

          The following table sets forth information with respect to stock options as of January 3, 2006 (options in thousands):

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Amount Outstanding as of 01/03/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Amount Exercisable as of 01/03/06	Weighted Average Exercise Price

$ 3.58 - $16.31	1,485	4.01 years	$10.74	1,248	$10.01
$16.56 - $20.00	1,291	6.77	$19.19	238	$19.75
$20.77 - $22.55	1,262	6.56	$21.90	311	$22.21
$22.57 - $29.36	1,888	8.01	$27.50	381	$29.28
$29.45 - $32.87	1,275	9.07	$31.87	181	$32.01
$33.24 - $38.01	363	9.44	$35.10	—	$—

$ 3.58 - $38.01	7,564	7.02	$22.96	2,359	$17.40

12.    Employee Benefit Plans:

          We have established two defined contribution benefit plans (the “401(k) Plans”), one for our Cheesecake Factory restaurant and corporate support employees, and another for our Grand Lux Cafe restaurant employees, in accordance with section 401(k) of the Internal Revenue Code.  The 401(k) Plans are open to all employees who meet certain compensation and eligibility requirements.  The 401(k) Plans allow participating employees to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options.  We currently match in cash a certain percentage of the employee contributions to the 401(k) Plans and also pay for related administrative expenses, neither of which were significant amounts during fiscal 2005, 2004 and 2003.

          We have also established an Executive Savings Plan (the “ESP”).  The ESP is a nonqualified deferred compensation plan for our highly compensated employees as defined in the ESP and who are otherwise ineligible for participation in our 401(k) Plans.  The ESP allows participating employees to defer the receipt of a portion of their base compensation and up to 100% of their eligible bonuses.  Non-employee directors can also participate in the ESP and defer the receipt of their fees.  We match in cash a certain percentage of the base compensation deferred by participating employees and also pay for related administrative expenses, neither of which was a significant amount during fiscal 2005, 2004 and 2003.  Employee deferrals and our match are deposited into a rabbi trust, and the funds are generally invested in individual variable life insurance contracts owned by us that are specifically designed to informally fund savings plans of this nature.  Our Consolidated Balance Sheets reflect our investment in variable life insurance contracts in other assets.  Our obligation to participating employees is reflected in other noncurrent liabilities.  All income and expenses related to the rabbi trust are reflected in our Consolidated Statements of Operations.

          We maintain a self-insured medical and dental benefit plan for our employees.  We have purchased individual stop-loss coverage in order to limit our exposure to any significant medical claims.  Self-insured medical benefit plan expenses are accrued based upon our estimate of the aggregate liability for uninsured claims incurred using actuarial methods commonly followed in the insurance industry and our historical experience.  The accrued liability for our self-insured medical benefit plan, which is included in other accrued expenses, as of January 3, 2006 and December 28, 2004, was $2.6 million and $2.0 million, respectively.

13.    Stockholder Rights Plan:

          We have a stockholder rights plan that provides for the distribution to stockholders of one right to purchase a unit equal to 1/100 of a share of junior participating cumulative preferred stock.  The rights are evidenced by our common stock certificates and automatically trade with our common stock.  The rights are not exercisable unless a person or group acquires (or commences a tender or exchange offer or announces an intention to acquire) 15% or more of our common stock without the approval of our Board of Directors.  When declared exercisable, holders of the rights (other than the acquiring person or group) would have the right to purchase units of junior participating cumulative preferred stock having a market value equal to two times the exercise price of each right, which is $110.  Additionally, if we are thereafter merged into another entity, or if more than 50% of our consolidated assets or earnings power is sold or transferred, holders of the rights will be entitled to buy common stock of the acquiring person or group equal to two times the exercise price of each right.  The rights expire on August 4, 2008, unless redeemed earlier by us.

14.     Segment Information:

          We operate in two business segments.  Restaurants include both The Cheesecake Factory and Grand Lux Cafe, which have similar investment criteria and economic and operating characteristics.  The bakery segment produces baked desserts and other products for our restaurants and for other foodservice operators, retailers and distributors.  Bakery sales to the restaurants are recorded at prices similar to third-party national accounts.  Unallocated corporate expenses, assets and capital expenditures are presented below as reconciling items to the amounts presented in the consolidated financial statements.

	Fiscal Year

	2005	2004	2003

Revenue:
Restaurants	$1,117,743	$916,375	$731,273
Bakery	98,594	85,984	69,305
Intercompany bakery sales	(38,694)	(33,127)	(26,743)

	$1,177,643	$969,232	$773,835

Operating income:
Restaurants	$163,385	$124,559	$108,003
Bakery	17,927	13,927	9,125
Corporate	(52,130)	(39,605)	(35,231)

	$129,182	$98,881	$81,897

Total assets:
Restaurants	$620,045	$515,762	$406,065
Bakery	44,305	28,938	27,477
Corporate	261,572	214,017	176,260

	$925,922	$758,717	$609,802

Capital expenditures:
Restaurants	$149,148	$133,358	$108,590
Bakery	11,974	3,299	1,368
Corporate	9,040	25,241	3,369

	$170,162	$161,898	$113,327

Depreciation and amortization:
Restaurants	$40,113	$32,421	$25,176
Bakery	1,862	1,492	1,385
Corporate	3,160	2,030	1,667

	$45,135	$35,943	$28,228

15.     Quarterly Financial Data (unaudited):

          Summarized unaudited quarterly financial data for fiscal 2005 and 2004, is as follows (in thousands, except per share data):

Quarter Ended:	March 29, 2005	June 28, 2005	September 27, 2005	January 3, 2006

Revenues	$268,224	$288,336	$292,807	$328,276
Income from operations	$28,145	$34,625	$32,369	$34,043
Net income	$18,959	$23,278	$21,918	$23,391
Basic net income per share (1)	$0.24	$0.30	$0.28	$0.30
Diluted net income per share (1)	$0.24	$0.29	$0.27	$0.29

Quarter Ended:	March 30, 2004	June 29, 2004	September 28, 2004	December 28, 2004

Revenues	$220,534	$234,920	$247,683	$266,095
Income from operations	$24,468	$26,455	$18,504	$29,454
Net income	$16,593	$17,620	$12,388	$19,937
Basic net income per share (1)	$0.22	$0.23	$0.16	$0.26
Diluted net income per share (1)	$0.21	$0.22	$0.16	$0.25

(1)	Net income per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.

EXHIBIT INDEX

2.1	Form of Reorganization Agreement (1)

3.1	Certificate of Incorporation (13)

3.2	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock, $.01 Par Value (13)

3.3	Certificate of Amendment of Certificate of Incorporation (13)

3.4	Form of Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (3)

3.5	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (4)

3.6	Bylaws (2)

10.1	David Overton Employment Agreement (14)*

10.2	First Amendment to David Overton Employment Agreement*

10.3	The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan (1)*

10.4	Amended and Restated Annual Performance Incentive Plan (14)*

10.5	The Cheesecake Factory Incorporated 1997 Non-Employee Director Stock Option Plan (5)*

10.6	Amendment to The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan (6)*

10.7	Debby R. Zurzolo Employment Agreement (7)*

10.8	Amended and Restated 2001 Omnibus Stock Incentive Plan (5)*

10.9	Credit Agreement (8)

10.10	First Amendment to Credit Agreement (11)

10.11	Second Amendment to Credit Agreement

10.12	Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan (5)*

10.13	Executive Savings Plan (9)*

10.14	First Amendment to Executive Savings Plan (9)*

10.15	Second Amendment to Executive Savings Plan (9)*

10.16	Third Amendment to Executive Savings Plan (9)*

10.17	Indemnification Agreement (9)*

10.18	Nonqualified Stock Option Agreement under the Company’s 1997 Non-Employee Director Stock Option Plan (10)*

10.19	Nonqualified Stock Option Agreement under the Company’s 2001 Omnibus Stock Incentive Plan (10)*

10.20	Compensation for Non-Employee Directors

10.21	Option Agreement dated April 22, 2005 (15)

10.22	First Amendment to Option Agreement dated as of June 28, 2005 (15)

10.23	Inducement Agreement dated as of July 27, 2005 (15)

10.24	Agreement of Purchase and Sale and Joint Escrow Instructions (16)

10.25	Peter D’Amelio Relocation Agreement (17)*

11.0	Statement Regarding Computation of Net Income Per Share

14.0	Amended and Restated Code of Ethics for Executive Officers, Senior Financial Officers and Directors (12)

21.0	List of Subsidiaries

23.0	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer

* Management contract or compensatory plan or arrangement required to be filed as an exhibit.

(1)	Previously filed and incorporated by reference herein from the Registrant’s Registration Statement on Form S-1 (No. 33-47936).

(2)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended September 30, 2003.

(3)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-A dated August 19, 1998.

(4)	Previously filed and incorporated by reference herein from the Registrant’s post-effective Amendment No. 1 to its Registration Statement on Form 8-A.

(5)	Previously filed and incorporated by reference herein from the Registrant’s Form S-8 filed September 2, 2004.

(6)	Previously filed and incorporated by reference herein from the Registrant’s Form S-8 filed January 28, 1999.

(7)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended June 29, 1999.

(8)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed February 11, 2004.

(9)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-K for the fiscal year ended December 30, 2003.

(10)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended September 28, 2004.

(11)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed February 9, 2005.

(12)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed March 30, 2004.

(13)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended June 28, 2005.

(14)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-K for the quarterly period ended December 28, 2004.

(15)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed August 1, 2005.

(16)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended March 30, 2004.

(17)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed March 25, 2005.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of February 2006.

THE CHEESECAKE FACTORY INCORPORATED

By:	/s/ DAVID OVERTON

David Overton Chairman of the Board and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant, in the capacities indicated.

Name	Title	Date

/s/ DAVID OVERTON	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 22, 2006

David Overton

/s/ MICHAEL J. DIXON	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2006

Michael J. Dixon

/s/ CHERYL M. SLOMANN	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2006

Cheryl M. Slomann

/s/ THOMAS L. GREGORY	Coordinating Director	February 22, 2006

Thomas L. Gregory

/s/ WAYNE H. WHITE	Director	February 22, 2006

Wayne H. White

/s/ JEROME I. KRANSDORF	Director	February 22, 2006

Jerome I. Kransdorf

/s/ KARL L. MATTHIES	Director	February 22, 2006

Karl L. Matthies