Form 10-Q
period 2006-04-04
CHEESECAKE FACTORY INCORPORATED
filed 2006-04-28
CIK 887596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20574

THE CHEESECAKE FACTORY INCORPORATED
 (Exact name of registrant as specified in its charter)

Delaware	51-0340466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26901 Malibu Hills Road
Calabasas Hills, California	91301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (818) 871-3000

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No   ☒

          As of April 25, 2006, 79,088,391 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION
Item 1.     Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	April 4, 2006	January 3, 2006

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,024	$31,052
Investments and marketable securities	124,080	63,222
Accounts receivable	6,224	8,108
Other receivables	20,170	26,390
Inventories	21,461	19,119
Prepaid expenses	15,542	14,583
Deferred income taxes	9,939	9,780

Total current assets	210,440	172,254

Property and equipment, net	628,945	609,918

Other assets:
Marketable securities	47,936	83,700
Trademarks	2,841	2,730
Prepaid rent	37,378	38,673
Other	20,884	18,647

Total other assets	109,039	143,750

Total assets	$948,424	$925,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,591	$32,150
Income taxes payable	12,058	6,097
Other accrued expenses	78,738	91,645

Total current liabilities	115,387	129,892

Deferred income taxes	75,256	75,256
Deferred rent	37,109	35,977
Deemed landlord financing liability	30,378	26,273
Other noncurrent liabilities	12,561	10,824
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 81,166,558 and 80,910,422 issued at April 4, 2006 and January 3, 2006, respectively	812	809
Additional paid-in capital	291,463	280,427
Retained earnings	417,438	398,170
Unrealized loss on available-for-sale securities	(1,509)	(1,235)
Treasury stock, 2,078,617 shares at cost at both April 4, 2006 and January 3, 2006	(30,471)	(30,471)

Total stockholders’ equity	677,733	647,700

Total liabilities and stockholders’ equity	$948,424	$925,922

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended April 4, 2006	Thirteen Weeks Ended March 29, 2005

Revenues	$306,366	$268,224
Costs and expenses:
Cost of sales	76,948	68,918
Labor expenses	99,334	83,019
Other operating costs and expenses	72,257	61,947
General and administrative expenses	15,409	11,609
Depreciation and amortization expenses	12,393	10,193
Preopening costs	4,297	4,393

Total costs and expenses	280,638	240,079

Income from operations	25,728	28,145
Interest income, net	1,524	796
Other income, net	1,654	137

Income before income taxes	28,906	29,078
Income tax provision	9,638	10,119

Net income	$19,268	$18,959

Net income per share:
Basic	$0.24	$0.24

Diluted	$0.24	$0.24

Weighted average shares outstanding:
Basic	78,919	78,006
Diluted	80,540	79,925

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Unrealized Loss on Available-for-Sale Securities	Treasury Stock	Total

Balance, January 3, 2006	80,910	$809	$280,427	$398,170	$(1,235)	$(30,471)	$647,700
Comprehensive income:
Net income	—	—	—	19,268	—	—
Net unrealized loss	—	—	—	—	(274)	—
Total comprehensive income							18,994
Issuance of common stock from exercise of stock options	257	3	4,492	—	—	—	4,495
Tax benefit related to stock options exercised	—	—	1,854	—	—	—	1,854
Stock-based compensation	—	—	4,690	—	—	—	4,690

Balance, April 4, 2006	81,167	$812	$291,463	$417,438	$(1,509)	$(30,471)	$677,733

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirteen Weeks Ended April 4, 2006	Thirteen Weeks Ended March 29, 2005

Cash flows from operating activities:
Net income	$19,268	$18,959
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	12,393	10,193
(Gain)/loss on sale of available-for-sale securities	(4)	7
Deferred income taxes	—	23
Stock-based compensation	4,690	—
Tax benefit related to stock options exercised	1,854	1,370
Excess tax benefit related to stock options exercised	(933)	—
Changes in assets and liabilities:
Accounts receivable	1,884	1,957
Other receivables	6,220	2,483
Inventories	(2,342)	(3,744)
Prepaid expenses	(959)	(636)
Other	(1,103)	(3,587)
Accounts payable	(7,559)	(9,649)
Income taxes payable	5,961	7,886
Other accrued expenses	(10,101)	3,696

Cash provided by operating activities	29,269	28,958

Cash flows from investing activities:
Additions to property and equipment	(32,397)	(21,139)
Investments in available-for-sale securities	(43,558)	(15,388)
Sales of available-for-sale securities	18,035	7,619

Cash used in investing activities	(57,920)	(28,908)

Cash flows from financing activities:
Deemed landlord financing proceeds	5,346	2,314
Deemed landlord financing payments	(151)	(64)
Proceeds from exercise of employee stock options	4,495	1,960
Excess tax benefit related to stock options exercised	933	—

Cash provided by financing activities	10,623	4,210

Net change in cash and cash equivalents	(18,028)	4,260
Cash and cash equivalents at beginning of period	31,052	14,041

Cash and cash equivalents at end of period	$13,024	$18,301

Supplemental disclosures:
Interest paid	$396	$169

Income taxes paid	$1,824	$694

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation and Significant Accounting Policies

          The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we,” “us” and “our”) and its wholly owned subsidiaries prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The financial statements presented herein have not been audited by an independent registered public accounting firm, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the period.  However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year.  The consolidated balance sheet data presented herein for January 3, 2006 was derived from our audited consolidated financial statements for the fiscal year then ended, but does not include all disclosures required by generally accepted accounting principles.  The preparation of financial statements in accordance with generally accepted accounting principles requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements.  These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses.  Actual amounts could differ from these estimates.

          Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission.  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended January 3, 2006.

Reclassification

          Certain reclassifications have been made to prior year amounts to conform to the current year presentation.  On the Consolidated Balance Sheets, our restaurant smallware balance, previously included in inventories, was moved to property and equipment.

Stock-Based Compensation

          Prior to the January 4, 2006 adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, because the stock option grant price equaled the market price on the date of grant, no compensation expense was recognized for Company-issued stock options.  As permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the Notes to the Consolidated Financial Statements.

          Effective January 4, 2006, we adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods.  Under this transition method, stock-based compensation was recognized for: 1) expense related to the remaining unvested portion of all stock option awards granted prior to January 4, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) expense related to all stock option awards granted on or subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which is then amortized on a straight-line basis over the requisite service period.  See Note 4 of the Notes to Consolidated Financial Statements in this Form 10-Q for further discussion of stock-based compensation.

Recent Accounting Pronouncements

          In October 2005, the FASB issued Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense.  This Staff Position is effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required.  We adopted FAS 13-1 on January 4, 2006 on a prospective basis.  Prior to adoption, we capitalized rent incurred during the tenant improvement construction phase, which averaged approximately $45,000 per new restaurant opened during fiscal 2005.

          In November 2005, the FASB issued Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“FSP 115-1”) which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005.  We adopted FSP 115-1 on January 4, 2006 and included the required disclosures in Note 2 of Notes to the Consolidated Financial Statements in this Form 10-Q.  There was no impact to our consolidated financial statements.

2. Investments and Marketable Securities

          Investments and marketable securities, consisted of the following as of April 4, 2006 (in thousands):

Classification	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Maturity

Current assets:
Available-for-sale securities:
Corporate debt securities	$49,272	$5	$(338)	$48,939	April 2006 to April 2007
U.S. government agency obligations	76,085	—	(944)	75,141	April 2006 to March 2007

Total	$125,357	$5	$(1,282)	$124,080

Other assets:
Available-for-sale securities:
Corporate debt securities	$21,867	$5	$(304)	$21,568	April 2007 to January 2011
U.S. government agency obligations	27,110	—	(742)	26,368	August 2007 to September 2010

Total	$48,977	$5	$(1,046)	$47,936

          The following tables present the length of time available-for-sale securities were in continuous unrealized loss positions, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		Greater than or Equal to 12 Months

	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value

April 4, 2006
Corporate debt securities	$(290)	$30,489	$(353)	$22,750
U.S. government agency obligations	(405)	45,696	(1,280)	55,813

Total	$(695)	$76,185	$(1,633)	$78,563

March 29, 2005
Corporate debt securities	$(242)	$25,798	$(604)	$39,703
U.S. government agency obligations	(397)	23,856	(1,191)	43,209

Total	$(639)	$49,654	$(1,795)	$82,912

          Gross unrealized holding losses of $0.7 million for less than twelve months and $1.6 million for greater than or equal to twelve months as of April 4, 2006, pertain to 68 and 53 fixed income securities, respectively, and were primarily caused by interest rate increases.  Since we have the ability and intent to hold these securities until a recovery of fair value, which may be at maturity, and because the unrealized losses were primarily due to higher interest rates, we do not consider these securities to be other-than-temporarily impaired.  In addition, the U.S. government agency obligations are rated “AAA,” and the contractual terms of these securities do not permit the issuer to settle at a price less than the par value of the investment, which is the equivalent of the amount due at maturity.

          There were no realized losses recorded for other than temporary impairments during fiscal 2005, nor the first quarter of fiscal 2006.

3.  Inventories

          Inventories consisted of (in thousands):

	April 4, 2006	January 3, 2006

Restaurant food and supplies	$8,652	$9,026
Bakery finished goods	9,800	7,836
Bakery raw materials	3,009	2,257

Total	$21,461	$19,119

4.  Stock-Based Compensation

          We maintain performance incentive plans under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, deferred shares, performance shares and performance units may be granted to employees, consultants and non-employee directors.  To date, we have only granted non-qualified stock options under these plans.  Stock options are granted at the market price on the date of grant, generally vest at 20% per year, and become exercisable provided that we meet certain performance criteria approved by our Board of Directors.  Our stock options generally expire ten years from the date of grant.  We issue new shares of common stock upon exercise of stock options.

          Effective January 4, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method, and as a result, did not retroactively adjust results from prior periods.  Under this transition method, stock-based compensation was recognized for: 1) expense related to the remaining unvested portion of all stock option awards granted prior to January 4, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) expense related to all stock option awards granted on or subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees.  The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of five years.  Prior to fiscal 2006, stock-based compensation was included as a pro forma disclosure in the Notes to the Consolidated Financial Statements as permitted by SFAS 123.

          Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations.  Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

          As a result of adopting SFAS 123R, the impact to the Consolidated Statement of Operations for the quarter ended April 4, 2006 on income before income taxes and net income was $4.3 million and $2.8 million, respectively, and $0.04 and $0.03 on basic and diluted earnings per share, respectively.  Capitalized stock-based compensation at April 4, 2006 was $0.4 million, and was included in property and equipment, net and other assets on the Consolidated Balance Sheets.  In addition, prior to the adoption of SFAS 123R, we presented the tax benefit resulting from the exercise of stock options as operating cash inflows in the Consolidated Statements of Cash Flows.  Upon the adoption of SFAS 123R, the excess tax benefits for those options are classified as financing cash inflows.

          The pro forma table below reflects net income and basic and diluted net income per share for the first quarter of fiscal 2005, had we applied the fair value recognition provisions of SFAS 123 (in thousands, except per share data):

Thirteen Weeks Ended March 29, 2005

Net income, as reported	$18,959
Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(2,751)

Net income, pro forma	$16,208

Basic net income per share, as reported	$0.24
Basic net income per share, pro forma	$0.21
Diluted net income per share, as reported	$0.24
Diluted net income per share, pro forma	$0.20

          Pro forma disclosure for the quarter ended April 4, 2006 is not presented because the amounts are recognized in the consolidated financial statements.

          The weighted average fair value at the grant date for options issued in the first quarter of fiscal 2006 and 2005 was $10.45 and $12.57 per option, respectively.  For the first three quarters of fiscal 2005, we employed the binomial lattice option valuation model. Upon further review of the various valuation techniques and the relevance of our historical exercise patterns, we believe the Black-Scholes option pricing model is currently a better tool for estimating our stock-based compensation cost.  We utilized the Black-Scholes model beginning with the fourth quarter of fiscal 2005 and will employ it on a go-forward basis.  The fair value of options at date of grant was estimated using the following weighted average assumptions for the first quarter of fiscal 2006 and 2005, respectively: (a) no dividend yield on our stock, (b) expected stock price volatility of 33.0% and 37.4%, (c) a risk-free interest rate of 4.3% and a range of 2.8% to 4.4%, and (d) an expected option term of 4.75 years under the Black-Scholes model for the first quarter of 2006. Under the binomial lattice model for the first quarter of fiscal 2005, we used a termination rate of 0.6% and an exercise multiple of 1.35.

          The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar options, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.  For fiscal 2006, expected stock price volatility is based on a combination of the historical volatility of our stock and the implied volatility of actively traded options on our common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the near future.

          Stock option activity during the thirteen weeks ended April 4, 2006 was as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 3, 2006	7,564	$22.96
Granted	953	$36.24
Exercised	(257)	$17.55
Cancelled	(42)	$30.62

Outstanding at April 4, 2006	8,218	$24.58	7.2	$97,181

Vested and expected to vest at April 4, 2006	7,962	$24.42	7.2	$95,450
Exercisable at April 4, 2006	2,625	$17.96	5.4	$48,360

          The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on April 4, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 4, 2006.  This amount changes based on the fair market value of our stock.  Total intrinsic value of options exercised for the thirteen weeks ended April 4, 2006 was $4.7 million.  As of April 4, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $44 million, which is expected to be recognized over a weighted average period of approximately 2.3 years.  As of April 4, 2006 there were 8.9 million shares of common stock available for issuance pursuant to future stock option grants.

          Additional information regarding options outstanding as of April 4, 2006 is as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price

$ 3.58 - $16.31	1,389	3.8	$10.60	1,222	$10.07
$16.56 - $21.19	1,413	6.7	$19.54	450	$19.38
$21.22 - $25.45	1,443	6.5	$22.70	363	$22.36
$25.52 - $29.36	1,444	7.9	$28.54	365	$29.33
$29.45 - $34.13	1,386	8.9	$32.04	195	$31.80
$34.46 - $38.24	1,143	9.7	$36.13	30	$36.87

$ 3.58 - $38.24	8,218	7.2	$24.58	2,625	$17.96

5.  Net Income Per Share

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

	Thirteen Weeks Ended April 4, 2006	Thirteen Weeks Ended March 29, 2005

Net Income per Common Share–Basic:
Weighted average shares outstanding	78,919	78,006
Net income	$19,268	$18,959
Net income per share–basic	$0.24	$0.24
Net Income per Common Share–Diluted:
Weighted average shares outstanding	78,919	78,006
Effect of dilutive stock options	1,621	1,919

Weighted average shares outstanding–diluted	80,540	79,925
Net income	$19,268	$18,959
Net income per share–diluted	$0.24	$0.24

          Shares of common stock equivalents of approximately 2.4 million for the thirteen weeks ended April 4, 2006 were not included in the diluted calculation because they were anti-dilutive.

6.  Comprehensive Income

          Comprehensive income consisted of (in thousands):

	Thirteen Weeks Ended April 4, 2006	Thirteen Weeks Ended March 29, 2005

Net income	$19,268	$18,959
Net unrealized loss on available-for-sale securities	(274)	(685)

Total	$18,994	$18,274

7. Commitments and Contingencies

          We received approval in fiscal 2005 by the Superior Court of the State of California of a negotiated settlement of consolidated class action wage and hour lawsuits originally filed in December 2002 by two former hourly restaurant employees in California alleging violations of California labor laws with respect to providing meal and rest breaks.  Notices of the settlement were sent to all class members, the claims period has expired, and the administration of claims is currently in process.  A number of former and current employees also filed individual wage and hour claims, based upon alleged similar violations, directly with various offices of the California Division of Labor Standards Enforcement (“DLSE”). The DLSE claims filed by employees who joined the approved settlement also will be resolved by such settlement.  In fiscal 2004, we recorded a $4.5 million reserve based on an estimate of the ultimate costs, expenses and fees that may be incurred in connection with these matters.  We believe this accrual is sufficient to cover the final settlement.

          We are subject to various legal proceedings that are discussed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2006.

8.  Segment Information

          We operate in two business segments – restaurants and bakery.  Restaurants include both The Cheesecake Factory and Grand Lux Cafe, which have similar investment criteria and economic and operating characteristics.  The bakery segment produces baked desserts and other products for our restaurants and for other foodservice operators, retailers and distributors.  Bakery sales to the restaurants are recorded at prices similar to third-party national accounts.  Unallocated corporate expenses, which include all stock-based compensation, are presented below as reconciling items to the amounts presented in the consolidated financial statements.

Segment information is presented below (in thousands):

	Thirteen Weeks Ended April 4, 2006	Thirteen Weeks Ended March 29, 2005

Revenue:
Restaurants	$293,484	$254,790
Bakery	22,346	22,324
Intercompany bakery sales	(9,464)	(8,890)

Total	$306,366	$268,224

Income from Operations:
Restaurants	$39,779	$35,861
Bakery	3,038	3,882
Corporate	(17,089)	(11,598)

Total	$25,728	$28,145

Depreciation and amortization:
Restaurants	$11,164	$9,019
Bakery	477	435
Corporate	752	739

Total	$12,393	$10,193

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

          Certain information included in this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission, in press releases and other written communications and in oral or written statements made by or with the approval of one of our authorized officers, may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters.  Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify forward-looking statements.  These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the “Act”).

          In connection with the “safe harbor” provisions of the Act, we have identified and filed important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf (see Item 1A, “Risk Factors” included in our Form 10-K for the fiscal year ended January 3, 2006). These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

General

          This discussion and analysis should be read in conjunction with our interim unaudited consolidated financial statements and related notes included in this Form 10-Q and the audited consolidated financial statements and related notes thereto included in our Form 10-K for the fiscal year ended January 3, 2006.  The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

          As of April 28, 2006, we operated 105 upscale, high-volume, casual dining restaurants under The Cheesecake Factory® mark.  We also operated seven upscale, casual dining restaurants under the Grand Lux Cafe® mark; one self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark inside the DisneyQuest® family entertainment center in Orlando, Florida; and two bakery production facilities.  We also licensed two limited menu bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.

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

          New restaurants become eligible to enter our comparable sales calculations in their 19th month of operation.  We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31st for financial reporting purposes.   Fiscal 2006 will consist of 52 weeks and will end on January 2, 2007.  Fiscal 2005 consisted of 53 weeks and ended on January 3, 2006.

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

          In evaluating and assessing the performance of our business, we believe the following are key performance indicators that should be taken into consideration:

•

New Restaurant Openings.  We intend to continue developing The Cheesecake Factory restaurants in high profile locations within densely populated areas in both existing and new markets.  Since most of our established restaurants currently operate close to full capacity during the peak demand periods of lunch and dinner, and given our relatively high average sales per productive square foot, we generally do not expect to achieve increases in comparable sales other than our effective menu price increases.  Therefore, we expect that the majority of our year-over-year revenue growth will come from new restaurant openings.  We have opened new restaurants at a compounded annual growth rate of approximately 26% in the 13 years that we have been a public company.  Based on a review of demographic market data in the U.S. today, we estimate that there is an opportunity to open as many as 200 Cheesecake Factory restaurants and as many as 150 Grand Lux Cafes in the U.S.  In fiscal 2005, we opened 18 new restaurants, including two Grand Lux Cafes.  In fiscal 2006, we expect to open as many as 21 new restaurants, including two to three Grand Lux Cafes.

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

Results of Operations

          The following table sets forth, for the periods indicated, our Consolidated Statements of Operations expressed as percentages of total revenues.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.  The thirteen weeks ended April 4, 2006 included $4.3 million, or 1.4% of revenues, of stock-based compensation expense related to our fiscal 2006 adoption of SFAS 123R.  This amount impacted labor expenses and general and administrative expenses by 0.5% and 0.9%, respectively.  Other operating costs and expenses and preopening costs were impacted by less than 0.1% on a combined basis.

	Thirteen Weeks Ended April 4, 2006	Thirteen Weeks Ended March 29, 2005

Revenues	100.0%	100.0%

Costs and expenses:
Cost of sales	25.1	25.7
Labor expenses	32.4	31.0
Other operating costs and expenses	23.6	23.1
General and administrative expenses	5.1	4.3
Depreciation and amortization expenses	4.0	3.8
Preopening costs	1.4	1.6

Total costs and expenses	91.6	89.5

Income from operations	8.4	10.5
Interest income, net	0.5	0.3
Other income, net	0.5	0.1

Income before income taxes	9.4	10.9
Income tax provision	3.1	3.8

Net income	6.3%	7.1%

Thirteen Weeks Ended April 4, 2006 Compared to Thirteen Weeks Ended March 29, 2005

Revenues

          Revenues increased 14% to $306.4 million for the thirteen weeks ended April 4, 2006 compared to $268.2 million for the thirteen weeks ended March 29, 2005.

          Restaurant sales increased 15% to $293.5 million compared to $254.8 million for the same period of the prior year.  The resulting sales increase of $38.7 million consisted of a $2.8 million, or a 1.3% decrease, in comparable restaurant sales and $41.5 million increase from restaurants not in the comparable sales base.  Comparable sales were negatively impacted as two significant revenue-generating holidays, New Year’s and Easter week, were not included in the first quarter of 2006.  Both of these holidays occurred in the first quarter of the prior year.  We estimate that the impact of this calendar shift on comparable sales for the first quarter of 2006 was approximately $4.5 million.

          Comparable restaurant sales at The Cheesecake Factory restaurants decreased approximately 1.6%.  The majority of this decrease was due to the calendar shift noted above, which benefited prior year first quarter revenues for comparable restaurants by approximately $4.4 million.  We implemented an approximate 1% effective menu price increase during January and February 2006 and an approximate 1% effective menu price increase during July and August 2005.  Since most of our established restaurants currently operate close to full capacity during the peak demand periods of lunch and dinner, we generally expect to achieve increases in comparable restaurant sales over the long-term in the range of our effective menu price increases.  Comparable sales for the first quarter of fiscal 2006 were below our menu price increases due primarily to decreased guest traffic associated with the New Year’s and Easter week holidays falling outside of the first quarter of fiscal 2006, while both holidays occurred in the first quarter of fiscal 2005.

          Comparable sales at the Grand Lux Cafes increased approximately 3.6% and benefited in part from an approximate 2% effective menu price increase implemented in October 2005.  Since Grand Lux Cafe is a relatively newer concept and still building its customer base, we expect comparable sales growth to outpace menu price increases for the foreseeable future.

          As a result of the openings of new restaurants during the past twelve months, total restaurant operating weeks increased 19% to 1,449 for the thirteen weeks ended April 4, 2006.  Average sales per restaurant operating week decreased 3% to $202,500 compared to $209,200 for the same period last year. This decrease in average weekly sales is due principally to two factors. First, the holiday shift described above benefited prior year first quarter revenues by approximately $5.8 million.  Second, the majority of our new restaurants over the past 12 months have opened in markets where we already have a presence.  In these instances, we do not expect to achieve significant grand opening or “honeymoon” sales levels.

          During 2006, our goal is to open as many as 21 restaurants, including two to three Grand Lux Cafes. Two new Cheesecake Factory restaurants were opened during the first quarter of fiscal 2006.  Although it is difficult for us to predict the timing of our new restaurant openings by quarter, due to the nature of our leased restaurant locations and our highly customized layouts, our current plans call for two openings in the second quarter, five to six in the third quarter and eleven to twelve in the fourth quarter.  Based on this opening schedule, we plan to achieve approximately 20% square footage growth in fiscal 2006.  However, since many of these openings are late in the year, we will not realize their full benefit until fiscal 2007. We currently project our operating week growth in fiscal 2006 compared to fiscal 2005 on a 52-week basis to be approximately 17%.

          We presently update and reprint the menus in our restaurants twice a year. For Cheesecake Factory restaurants, these updates generally occur during January and February (the “winter menu change”) and during July and August (the “summer menu change”). For our 2006 winter menu change, we implemented an approximate 1% effective menu price increase for the purpose of offsetting those operating cost and expense increases that were known or expected as of January 2006. We plan to review our operating cost and expense trends in the spring of 2006 and consider the need for additional menu pricing in connection with our 2006 summer menu change.  All potential menu price increases must be carefully considered in light of their ultimate acceptability by our restaurant guests.  Additionally, other factors outside of our control, such as inclement weather, holidays, general economic and competitive conditions and other factors referenced in the Annual Report on Form 10-K for the year ended January 3, 2006 can impact comparable sales comparisons. Accordingly, there can be no assurance that increases in comparable sales will be achieved.

          Bakery sales to other foodservice operators, retailers and distributors (“bakery sales”) decreased 4% to $12.9 million for the thirteen weeks ended April 4, 2006 compared to $13.4 million for the comparable period of the prior year. This decrease was expected as first quarter fiscal 2006 bakery sales compare to a very strong first quarter fiscal 2005, which increased 44% over the prior year period.  Sales to warehouse clubs comprised approximately 70% of total bakery sales in the current period compared to approximately 64% for the same period of the prior year.

          We strive to develop and maintain long-term, growing relationships with our bakery customers, based largely on our 33-year reputation for producing high quality, creative baked desserts.  However, bakery sales volumes will always be less predictable than our restaurant sales.  It is difficult to predict the timing of bakery product shipments and contribution margins on a quarterly basis.  Additionally, the purchasing plans of our large-account customers may fluctuate from quarter to quarter.  Due to the highly competitive nature of the bakery business, we are unable to enter into long-term contracts with our large-account bakery customers, who may discontinue purchasing our products without advance notice at any time for any reason.  Our objective for 2006 is to grow bakery sales in the range of eight percent to ten percent for the year.

Cost of Sales

          Cost of sales increased 12% to $76.9 million for the thirteen weeks ended April 4, 2006, compared to $68.9 million for the comparable period last year.  This increase of $8.0 million was primarily attributable to the 15% increase in restaurant sales.  As a percentage of revenues, these costs decreased to 25.1% compared to 25.7% for the same period of the prior year.

          The menu at our restaurants is one of the most diversified in the foodservice industry and, accordingly, is not overly dependent on a single commodity.  Changes in costs for one commodity are often, but not always, counterbalanced by cost changes in other commodity categories.  The principal commodity categories for our restaurants include fresh produce, poultry, meat, fish and seafood, cheese, other fresh dairy products, bread and general grocery items.  We experienced considerable improvement in poultry and dairy commodities compared to the first quarter of the prior year.

          We are currently able to contract for the majority of the food commodities used in our operations for periods up to one year.  With the exception of cream cheese used in our bakery operations, many of the fresh commodities, such as fish, dairy, and certain produce and poultry products are not currently contractible for periods longer than 30 days in most cases.  As a result, these fresh commodities can be subject to unforeseen supply and cost fluctuations due principally to weather and other general agricultural conditions.  We have entered into agreements with suppliers for those expected commodity requirements for fiscal 2006 that can be contracted.  Cream cheese is the most significant commodity used in our bakery products, with an expected requirement of as much as 13 million to 14 million pounds during fiscal 2006.  We have contracted for the majority of our cream cheese requirements for fiscal 2006 at a fixed cost per pound that is slightly lower than the actual cost per pound in fiscal 2005.  We will also purchase cream cheese on the spot market as necessary to supplement our agreements.

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

Labor Expenses

          Labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, increased 20% to $99.3 million for the thirteen weeks ended April 4, 2006 compared to $83.0 million for the same period of the prior year.  This increase was principally due to the impact of new restaurant openings.  As a percentage of revenues, labor expenses increased to 32.4% versus 31.0% for the comparable period last year.  The thirteen weeks ended April 4, 2006 included $1.6 million, or 0.5% of revenues, of stock-based compensation expense related to our fiscal 2006 adoption of SFAS 123R.  The remaining increase was primarily due the calendar shift of the New Year’s and Easter holidays, which benefited prior year first quarter revenues.  While we manage our labor judiciously to adapt to revenue fluctuations, we expect de-leveraging of labor costs at lower sales levels as we are committed to delivering the level of service our guests expect while still achieving reasonable labor costs.

Other Operating Costs and Expenses

          Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses.  Other operating costs and expenses increased 17% to $72.3 million for the thirteen weeks ended April 4, 2006 compared to $61.9 million for the same period of the prior year.  This increase was principally attributable to the 14% increase in revenues.  As a percentage of revenues, other operating costs and expenses increased to 23.6% for the thirteen weeks ended April 4, 2006 versus 23.1% for the same period of fiscal 2005.  Increased costs for natural gas used by our restaurants accounted for the majority of this increase.  We currently expect the increased level of natural gas costs to continue throughout fiscal 2006.  The first quarter of 2006 included $0.1 million of stock-based compensation expense.

General and Administrative Expenses

          General and administrative (“G&A”) expenses increased 33% to $15.4 million for the thirteen weeks ended April 4, 2006 compared to $11.6 million for the same period of fiscal 2005.  As a percentage of total revenues, G&A expenses increased to 5.1% for the thirteen weeks ended April 4, 2006 versus 4.3% for the same period of fiscal 2005.  This percentage increase was principally due to the addition of $2.6 million, or 0.9% of revenues, in stock-based compensation expense in the first quarter of fiscal 2006.

          G&A expenses consist of the restaurant management recruiting and training program, the restaurant field supervision organization, the bakery administrative organization and the corporate support organization.  During the remainder of fiscal 2006, we plan to continue to add resources to the corporate support, training and field supervision activities of our operations, commensurate with the planned openings of as many as 21 new restaurants during fiscal 2006.

Depreciation and Amortization Expenses

          Depreciation and amortization expenses increased 22% to $12.4 million for the thirteen weeks ended April 4, 2006 compared to $10.2 million for the thirteen weeks ended March 29, 2005.  This increase was principally due to property and equipment additions associated with new restaurant openings.  As a percentage of total revenues, depreciation and amortization increased to 4.0% for the thirteen weeks ended April 4, 2006 compared to 3.8% for the same period of fiscal 2005.

Preopening Costs

          Preopening costs decreased 2% to $4.3 million for the thirteen weeks ended April 4, 2006 compared to $4.4 million for the same period of the prior year.  We opened two Cheesecake Factory restaurants and a new bakery production facility during the thirteen weeks ended April 4, 2006 compared to five Cheesecake Factory restaurant openings for the same quarter last year.  In addition, preopening costs were incurred in both periods for restaurant openings in progress.  The first quarter of 2006 included $0.1 million of stock-based compensation expense.

          As a result of the highly customized and operationally complex nature of our upscale, high-volume concepts, the restaurant preopening process for our new restaurants is more extensive, time consuming and costly relative to that of most chain restaurant operations.  The preopening costs for one of our restaurants usually includes costs to relocate and compensate an average of 12 to 13 restaurant management employees prior to opening; costs to recruit and train an average of 250 to 300 hourly restaurant employees; wages, travel and lodging costs for our opening training team and other support employees; costs for practice services activities, and straight-line base rent during the in-restaurant training period.   Preopening costs will vary from location to location depending on a number of factors, including the proximity of our existing restaurants; the size and physical layout of each location; the number of management and hourly employees requires to open each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel to and lodging for different metropolitan areas; and the extent of unexpected delay, if any, in construction and/or obtaining final licenses and permits to open the restaurant, which may also be cause by landlord delays.

          Our direct preopening costs for a typical single-story Cheesecake Factory restaurant in one of our established markets averages approximately $785,000.  There will also be other preopening costs associated with each restaurant opening, including costs for corporate travel and support activities.  Preopening costs will usually be higher for larger restaurants, our initial entry into new markets and for new concepts such as Grand Lux Cafe, for which we currently expect preopening costs to run 10% to 15% higher than for The Cheesecake Factory restaurants.  We usually incur the most significant portion of preopening costs for a typical restaurant opening within the two-month period immediately preceding and the month of the restaurant’s opening.  Preopening costs are expensed as incurred and fluctuate from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant, and the fluctuations could be significant.

          Based on our planned openings of as many as 19 additional new restaurants during the remaining three quarters of the year (including two to three Grand Lux Cafes), preopening costs will be higher during the remainder of fiscal 2006 compared to the prior year.

Interest Income, Net, Other Income and Income Tax Provision

          Interest income, net, increased to $1.5 million for the thirteen weeks ended April 4, 2006 compared to $0.8 million for the comparable prior year period due to higher investments in available-for-sale securities and an increase in the general level of interest rates.  We generally invest our excess cash balances in U.S Treasury and Agency securities, investment grade corporate debt securities rated “A” or better and money market mutual funds.  In addition, we recorded interest expense of approximately $0.4 million for the thirteen weeks ended April 4, 2006 versus $0.2 million for the comparable prior year period associated with landlord construction allowances deemed to be financing in accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction” (See Notes to Consolidated Financial Statements included in our Form 10-K for the fiscal year ended January 3, 2006).

          Other income for the thirteen weeks ended April 4, 2006 was $1.7 million compared to $0.1 million for the comparable prior year period. This increase was principally due to the contribution of land and a building for our Rocky Mount, North Carolina bakery production facility by the local government, in exchange for commitments from us to create jobs and operate a manufacturing plant in the community.

          Our effective income tax rate was 33.3% for the thirteen weeks ended April 4, 2006 compared with 34.8% for the comparable prior year period.  We recognized a $0.5 million benefit in the current quarter income tax provision related to the resolution of certain income tax liabilities.  We currently estimate our effective tax rate for the remainder of fiscal 2006 to be 34.9%.  However, the actual effective tax rate for may be different than our current estimate due to actual revenues, pretax income and tax credits achieved during the year.

Liquidity and Capital Resources

          The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in millions):

	April 4, 2006	January 3, 2006

Cash and marketable securities on hand	$185.0	$178.0
Net working capital	$95.1	$42.4
Adjusted net working capital (1)	$143.0	$126.1
Current ratio	1.8:1	1.3:1
Adjusted current ratio (1)	2.2:1	2.0:1
Long-term debt, including current portion (2)	$31.7	$26.9

(1)

Includes all marketable securities classified as either current assets ($124.1 million and $63.2 million at April 4, 2006 and January 3, 2006, respectively) or noncurrent assets ($47.9 million and $83.7 million at April 4, 2006 and January 3, 2006, respectively).

(2)	Represents deemed landlord financing liability.

	Thirteen Weeks Ended April 4, 2006	Thirteen Weeks Ended March 29, 2005

Cash provided by operating activities	$29.3	$29.0
Capital expenditures	$32.4	$21.1

          During the thirteen weeks ended April 4, 2006, our cash and marketable securities on hand increased by $7.0 million to $185.0 million from the January 3, 2006 balance.  This increase was primarily attributable to cash provided by operating activities, landlord construction contributions and proceeds from the exercise of employee stock options, partially offset by purchases of property and equipment.  In the table above, we also present adjusted net working capital and current ratio calculations that include all marketable securities classified as either current or noncurrent assets.  We believe these adjusted calculations provide investors with useful information regarding our overall liquidity position because all marketable securities are readily available to meet our liquidity requirements.  We continue to target a weighted average maturity for our marketable securities investment portfolio between one and two years.  Accordingly, a substantial portion of our investments is classified as noncurrent assets, but remains available for our liquidity requirements.

          We have no funded debt in our capital structure.  However, landlord construction allowances related to restaurant locations for which we are deemed, for accounting purposes only, to have an ownership interest are reflected in our balance sheets as deemed landlord financing.  This liability is amortized over the lease term based on the rent payments designated in the lease agreement.

          We maintain a $35 million revolving credit and term loan facility (the “Credit Facility”), which expires on December 31, 2008. As of April 28, 2006, there were no borrowings outstanding under the Credit Facility.  A portion of the Credit Facility, $15.2 million, has been reserved to support standby letters of credit for our self-insurance programs.  Borrowings under the Credit Facility will bear interest at variable rates based, at our option, on either the prime rate of interest, the lending institution’s cost of funds plus 0.75%, or the applicable LIBOR rate plus 0.75%.  Upon expiration of the Credit Facility, a maximum of $35 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates.  The Credit Facility is not collateralized and requires us to maintain certain financial ratios and to observe certain restrictive covenants, such as maintaining a minimum effective tangible net worth balance, with respect to the conduct of our operations, with which we are currently in compliance.

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

          For fiscal 2006, we currently estimate our cash outlays for capital expenditures to range between $190 million and $195 million, net of agreed-upon, up-front cash landlord construction contributions and excluding $23 million to $24 million of expected noncapitalizable preopening costs for new restaurants and the new bakery facility.  This amount also excludes approximately $10 million of landlord construction contributions to be applied as reductions to minimum or percentage rent over the lease terms. The amount reflected as additions to property and equipment in the Consolidated Statements of Cash Flows may vary from this estimate based on the accounting treatment of each operating lease. This estimate contemplates a net outlay of $163 million to $164 million for as many as 21 new restaurants to be opened during fiscal 2006, estimated construction-in-progress disbursements for anticipated fiscal 2007 openings and estimated collections of up-front cash landlord construction contributions.  Expected capital expenditures for fiscal 2006 also include approximately $13 million to $14 million for maintenance and capacity addition expenditures to our existing restaurants and $9 million to $11 million for bakery and corporate infrastructure investments.  In addition, we expect to spend approximately $5 million to $6 million related to the completion and enhancement of our second bakery production facility in Rocky Mount, North Carolina.  We began operations in this facility in the first quarter of 2006 and expect to be producing cakes by the second quarter of 2006.

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

          During fiscal 2004, our Board of Directors increased the share repurchase authorization to 6,000,000 shares from 2,531,250 shares.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us.  Under this authorization., we have repurchased a total of 2,078,617 shares for a total cost of $30.5 million through April 4, 2006.  No shares were repurchased in the first quarter of fiscal 2006.  Our share repurchase agreement does not require us to repurchase any common stock and may be discontinued at any time.

Critical Accounting Policies

          Critical accounting policies are those that management believes are both most important to the portrayal of the Company’s financial conditions and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.

          With the adoption of SFAS 123R at the beginning of fiscal 2006, we have modified the “Stock-Based Compensation” section of our critical accounting policies from the previous disclosure included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2006 as follows:

Stock-Based Compensation

          We account for stock-based compensation in accordance with the provisions of SFAS 123R.  We use the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions.  These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimated fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of operations.  See Note 4 of the Notes to Consolidated Financial Statements in this Form 10-Q for further discussion of stock-based compensation.

          There have been no material changes to the other critical accounting policies previously reported in our Annual Report on Form 10-K for the fiscal year ended January 3, 2006.

Recent Accounting Pronouncements

          In October 2005, the FASB issued Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense.  This Staff Position is effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required.  We adopted FAS 13-1 on January 4, 2006 on a prospective basis.  Prior to adoption, we capitalized rent incurred during the tenant improvement construction phase, which averaged approximately $45,000 per new restaurant opened during fiscal 2005.

          In November 2005, the FASB issued Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“FSP 115-1”) which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005.  We adopted FSP 115-1 on January 4, 2006 and included the required disclosures in Note 2 of Notes to the Consolidated Financial Statements in this Form 10-Q.  There was no impact to our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          The following discussion of market risks contains forward-looking statements.  Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

          We are exposed to market risk from changes in interest rates on funded debt.  This exposure relates to our $35 million revolving credit and term loan facility (the “Credit Facility”).  There were no borrowings outstanding under the Credit Facility as of April 28, 2006. Borrowings under the Credit Facility bear interest at variable rates based on either the prime rate of interest, the lending institution’s cost of funds plus 0.75% or LIBOR plus 0.75%.  A hypothetical 1% interest rate change would not have any current impact on our results of operations.

          A change in market prices also exposes us to market risk related to our investments in marketable securities. As of April 4, 2006, we held $172.0 million in marketable securities.  A hypothetical 10% decline in the market value of those securities would result in a $17.2 million unrealized loss and a corresponding decline in their fair value.  This hypothetical decline would not affect our cash flows until the securities were disposed of.

          We purchase food and other commodities for use in our operations, based upon market prices established with our suppliers.  Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control.  To manage this risk in part, we attempt to enter into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements.  However, we are currently unable to contract for many of our fresh commodities such as fish and dairy items (except for cream cheese used in our bakery operations) for periods longer than 30 days.  Dairy costs can also fluctuate due to government regulation.  Substantially all of our food and supplies are available from several sources, which assists in diversifying our overall commodity cost risk.  In addition, we have the ability to increase certain menu prices, or vary certain menu items offered, in response to food commodity price increases.  Some of our commodity purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps.  We do not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

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

Changes In Internal Control over Financial Reporting

 There have been no changes in our internal control over financial reporting (as defined In Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended April 4, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

          We received approval in fiscal 2005 by the Superior Court of the State of California of a negotiated settlement of consolidated class action wage and hour lawsuits originally filed in December 2002 by two former hourly restaurant employees in California alleging violations of California labor laws with respect to providing meal and rest breaks.  Notices of the settlement were sent to all class members, the claims period has expired, and the administration of claims is currently in process.  A number of former and current employees also filed individual wage and hour claims, based upon alleged similar violations, directly with various offices of the California Division of Labor Standards Enforcement (“DLSE”). The DLSE claims filed by employees who joined the approved settlement also will be resolved by such settlement.  In fiscal 2004, we recorded a $4.5 million reserve based on an estimate of the ultimate costs, expenses and fees that may be incurred in connection with these matters.  We believe this accrual is sufficient to cover the final settlement.

          We are subject to various legal proceedings that are discussed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2006.

Item 1A.  Risk Factors

          A description of the risk factors associated with our business is contained in Item 1A, “Risk Factors,” of our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2006 and incorporated herein by reference.  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

          During the quarterly period ended April 4, 2006, we made no purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

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

Date: April 28, 2006	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON

David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MICHAEL J. DIXON

Michael J. Dixon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN

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