Form 10-K/A
period 2006-01-03
CHEESECAKE FACTORY INCORPORATED
filed 2006-12-08
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20574

THE CHEESECAKE FACTORY INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Delaware	51-0340466
(State or other jurisdiction	(I.R.S Employer
of incorporation or organization)	Identification No.)

26901 Malibu Hills Road
Calabasas Hills, California	91301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (818) 871-3000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share

Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we,” “us” and “our”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended January 3, 2006 (the “Original Filing”) to restate the consolidated balance sheets at January 3, 2006 and December 28, 2004; the consolidated statements of operations, stockholders’ equity and cash flows for the years ended January 3, 2006, December 28, 2004, and December 30, 2003; and related disclosures.  The impact of the restatements on periods prior to 2003 has been reflected as an adjustment to retained earnings as of December 31, 2002 in the accompanying consolidated statements of stockholders’ equity.  This Form 10-K/A also includes the restatement of the selected consolidated financial data as of and for our 2001 through 2005 fiscal years, which are included in Part II, Item 6 of this Form 10-K/A, and the unaudited quarterly financial data for each of the fiscal quarters in the years ended January 3, 2006 and December 28, 2004, which are included in Part II, Item 8 of this Form 10-K/A.  See Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K/A for information regarding the revisions to the previously issued financial statements.

The restatement arises from results of the voluntary review of our stock option grant practices conducted by the Audit Committee of our Board of Directors with the assistance of special legal counsel, as well as management’s internal review.  While the review resulted in a conclusion that until 2002, and in some cases after, we incorrectly followed date selection methodologies that were generally limited to 30-day time windows, the Audit Committee found no evidence that any person acted with an intent to deceive or mislead, and did not recommend termination of any current Company management or the resignation of any member of our Board of Directors.  As part of the restatement process resulting from the review of our stock option granting practices, we assessed generally whether there were other matters, which should be corrected in our previously issued financial statements.  We concluded that three additional errors should be corrected. The aggregate adjustments increased net income by $0.4 million in fiscal year 2005 and reduced net income by $1.2 million and $1.6 million in fiscal years 2004 and 2003, respectively.  Diluted net income per share increased by $0.01 for the year ended January 3, 2006 and decreased by $0.02 and $0.03 for the years ended December 28, 2004 and December 30, 2003, respectively.  The restatement also resulted in a $5.2 million, or 2.8%, reduction in retained earnings as of December 31, 2002.  The restatement adjustments were non-cash and had no impact on net cash flow.  For more information on these matters, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8, Note 1 of Notes to Consolidated Financial Statements.

We did not amend and do not intend to amend any other previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods prior to January 1, 2003.  As a result of the restatement of our consolidated financial statements, we are also restating the interim financial statements for the quarterly periods ended March 29, 2005 and April 4, 2006 and are filing an amended quarterly report on Form 10-Q/A for our fiscal quarter ended April 4, 2006.  Additionally, we will restate the interim financial statements for the quarterly and year-to-date periods ended June 28, 2005 and September 27, 2005 that will be included in our quarterly reports on Form 10-Q for the comparable quarters and year-to-date periods in our current fiscal year.

All of the information in this Form 10-K/A is as of January 3, 2006 (unless explicitly identified as of another date) and does not reflect events or circumstances that may have occurred after the Original Filing or otherwise update disclosures (including the exhibits to the Original Filing other than Exhibits 31.1, 31.2, 32.1 and 32.2 described below) except with respect to the restatement and related matters in the following sections:

PART I

Item 1A – Risk Factors

Item 3 – Legal Proceedings

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6 – Selected Consolidated Financial Data

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8 – Financial Statements and Supplementary Data

Item 9A – Controls and Procedures

PART IV

Item 15 – Exhibits, Financial Statement Schedules

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, this Form 10-K/A includes new Rule 13(a)-14(a)/15d-14(a) certifications as Exhibits 31.1 and 31.2, and new certifications pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 32.1 and 32.2.

PART I

Forward-Looking Statements

Certain information included in this Form 10-K/A and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters.  These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify forward-looking statements.  These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the “Act”).

In connection with the “safe harbor” provisions of the Act, we have identified and are filing important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf (see Item 1A, “Risk Factors”).  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.  Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements.  Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made.  Except for the forward looking statements included in Part, Item 1A, “Risk Factors”, Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 9A, “Controls and Procedures”, all forward looking statements made in this Form 10-K/A (unless they are explicitly stated to be made as of a different date) are made as of February 22, 2006, the date of filing of the Original Filing.  We do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

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

New Concepts

We continuously evaluate opportunities for new concepts, through both internal development and acquisition. We are currently developing an upscale, casual dining concept with broad-based Asian cuisine.  We have not yet established a definitive menu, expected average check or growth expectations for this concept, nor have we signed a lease for the location of this concept.

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

Preopening Costs for New Restaurants

Preopening costs include incremental out-of-pocket costs that are directly related to the openings of new restaurants and are not otherwise capitalizable.  As a result of the highly customized and operationally complex nature of our upscale, high-volume concepts, the preopening process for our new restaurants is more extensive, time consuming and costly relative to that of most chain restaurant operations.  The preopening cost for one of our restaurants usually includes costs to relocate and compensate an average of 12 to13 restaurant management employees prior to opening; costs to recruit and train an average of 250 to 300 hourly restaurant employees; wages, travel and lodging costs for our opening training team and other support employees; costs for practice service activities; and straight-line minimum base rent during the in-restaurant training period. For fiscal 2006, in accordance with FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” preopening costs will also include straight-line minimum base rent during the construction period.  (See Note 1 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report).  Preopening costs will vary from location to location depending on a number of factors, including the proximity of our existing restaurants; the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel and lodging for different metropolitan areas; and the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurants, which may also be dependent upon our landlords obtaining their licenses and permits, as well as completing their construction activities, for the properties that our leased premises are located within.

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

 The Staff of the Securities and Exchange Commission has notified us that it is conducting an informal inquiry concerning our stock option practices and this inquiry could require us to expend significant resources and result in an unfavorable outcome.

Following the announcement on July 18, 2006 of the Audit Committee of our Board of Directors’ initiation of a review of our historical stock option grant practices, the staff of the Securities and Exchange Commission (SEC) notified us that it is conducting an informal inquiry concerning these practices.  We do not know when this inquiry will be resolved or what, if any, actions the SEC may take as a result of this inquiry.  Response to this inquiry could require the expenditure of significant financial resources.  An unfavorable outcome could require us to pay damages or penalties, or result in other remedies imposed upon us, any of which could have a material adverse affect on our business, results of operations, financial position and cash flows.

Our common stock is subject to potential delisting from the Nasdaq Stock Market as a result of our inability to timely file our Quarterly Reports on Form 10-Q with the Securities and Exchange Commission.

On August 17, 2006 the Nasdaq Stock Market staff advised us that we are not in compliance with the filing requirements for continued listing under Marketplace Rule 4310(c)(14) due to the failure to timely file our Quarterly Report on Form 10-Q for the quarter ended July 4, 2006.  We appealed the staff determination and a hearing was held before the Nasdaq Listing Qualifications Panel. No decision has been rendered to date.  On November 15, 2006, we received an additional staff determination letter stating that our failure to file our Quarterly Report on Form 10-Q for the quarter ended October 3, 2006 is an additional basis for delisting. While our common stock will remain listed on The Nasdaq Global Select Market until the Panel reaches a decision, there can be no assurance that the Panel will grant our request for continued listing.  If the request for continued listing is not granted, the delisting of our common stock would likely make the market for trading of our common stock less liquid.

Pending civil litigation relating to our stock option granting practices could have a material adverse effect on the Company.

We and certain of our directors and current and former officers are defendants in eight shareholder derivative actions relating to our stock option granting practices. See Part I, Item 3, “Legal Proceedings” for a more detailed description of these proceedings.  These actions are in their preliminary stages, and we intend to vigorously defend these actions. These lawsuits could divert management time and attention from day-to-day operations, result in significant legal expenses, and result in an outcome that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 1B:      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2:         PROPERTIES

All of our 110 existing Company-operated, full-service restaurants and one “express” location are located on leased properties, and we have no current plans to own the real estate underlying our restaurants.  See Part I, Item 1 “Business – Existing Restaurant Locations” for information regarding the location of our restaurants.  We own substantially all of the equipment, furnishings and trade fixtures in our restaurants.  Existing restaurant leases have primary terms with expiration dates ranging from October 31, 2007 to January 31, 2030 (excluding existing renewal options).  There can be no assurance that we will be able to renew expiring leases after the expiration of all remaining renewal options.  Most of our restaurant leases provide for contingent rent based on a percentage of restaurant sales (to the extent this amount exceeds a minimum base rental) and payment of certain lease-related expenses.  See Note 7 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for information regarding the aggregate straight-line minimum and percentage rent expense for the last three fiscal years and information regarding our obligation to pay minimum base rentals in future years.

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

The DLSE claims filed by employees who joined the approved settlement also will be resolved by such settlement.  In the third quarter of 2004, we recorded a $4.5 million reserve based on an estimate of the ultimate costs, expenses and fees that may be incurred in connection with these matters.  We believe this accrual is sufficient to cover the final settlement.

Following our announcement on July 18, 2006 of the Audit Committee of our Board of Directors’ review of our historical stock option granting practices, a number of purported Company shareholders brought eight separate putative shareholder derivative actions (the “Options Derivative Actions”) against the Company, our entire Board of Directors, and certain of our current and former officers alleging that the defendants improperly dated certain historical stock option grants.  The plaintiffs in these cases, filed in Los Angeles County Superior Court and styled as Siebles v. Deitchle et al. (Case No. BC355872) (subsequently re-filed in federal court), McGee v. Overton et al. (Case No. BC355953); Rigotti v. Overton, et al. (Case No. BC356850), Cullen v. Overton, et al. (Case No. BC356851), Sachs v. Overton et al. (Case No. BC357065), and filed in United States District Court for the Central District and styled as Siebles v. Deitchle et.al. (Case No. CV06 6234), Kuhns v. Deitchle et al. (Case No. SACV06917) and Freed v. Overton et al. (Case No. CV 06 06486) contend, among other things, that the defendants’ conduct violated the California and/or federal securities laws, breached defendants’ fiduciary duties, wasted corporate assets, unjustly enriched the defendants, and caused errors in the Company’s financial statements.  The plaintiffs seek, among other things, unspecified damages and disgorgement of profits from the alleged conduct to be paid to the Company.  The plaintiffs also seek attorneys’ fees for themselves.  The Options Derivative Actions are in the preliminary stages of litigation. We intend to vigorously defend these actions.

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

In accordance with our articles of incorporation and bylaws, we have entered into indemnification agreements with each of our present and former directors and officers.  Under these agreements, we are required to indemnify each director and officer against expenses, including attorneys’ fees, judgments, fines and settlements, paid by such individual in connection with the Option Derivative Actions (other than liabilities excluded from indemnification under our bylaws and Delaware law).

Defense of these lawsuits could result in significant legal expenses that may not be recoverable under the Company’s liability insurance coverage and divert management time and attention from day-to-day operations.  An unfavorable outcome could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

On August 17, 2006, the Nasdaq Stock Market staff advised us that we are not in compliance with the filing requirements for continued listing under Marketplace Rule 4310(c)(14) due to the failure to timely file our quarterly report for the second quarter of fiscal 2006.  We appealed the staff determination and a hearing was held before the Nasdaq Listing Qualifications Panel. No decision has been rendered to date. On November 15, 2006, we received an additional staff determination letter stating that our failure to file our quarterly report for the third fiscal quarter is an additional basis for delisting.  While our common stock will remain listed on The Nasdaq Global Select Market until the Panel reaches a decision, there can be no assurance that the Panel will grant our request for continued listing.  If the request for continued listing is not granted, the delisting of our common stock would likely make the market for trading of our common stock less liquid.

ITEM 6:         SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth, for the periods indicated, selected consolidated financial data that has been derived from our consolidated financial statements including the audited consolidated balance sheets for fiscal years 2005 and 2004 and the audited consolidated statements of operations for fiscal 2005, 2004 and 2003 and the notes thereto appearing elsewhere herein and should be read in conjunction with our consolidated financial statements and related notes thereto, and with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The statement of operations data set forth below for fiscal years 2005, 2004 and 2003 and the balance sheet data set forth below for fiscal years 2005 and 2004 has been restated to conform to the financial statements included in this Form 10-K/A.  The statement of operations data set forth below for fiscal years 2002 and 2001 and the balance sheet data set forth below for fiscal years 2003, 2002 and 2001 has been restated to reflect the impact of the accounting errors. Such restated data has been derived from our books and records and is presented herein on an unaudited basis.

Historical results for the years presented should not be considered indicative of future performance. Refer to Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8 of this report for more detailed information regarding the restatement.

	Fiscal Year (1)
(In thousands, except per share data)	2005	2004	2003
	(restated)	(restated)	(restated)
Statement of Operations Data:
Revenues	$1,182,053	$969,232	$773,835

Costs and expenses:
Cost of sales	302,889	257,076	195,370
Labor expenses	364,173	298,787	239,824
Other operating costs and expenses	268,253	223,682	181,113
General and administrative expenses	53,527	41,964	37,761
Depreciation and amortization expenses	45,177	35,981	28,262
Preopening costs	18,293	14,787	12,174
Total costs and expenses	1,052,312	872,277	694,504

Income from operations	129,741	96,955	79,331
Interest income, net	3,918	2,234	3,354
Other income, net	557	966	2,944
Income before income taxes	134,216	100,155	85,629
Income tax provision	46,268	34,819	30,044
Net income	$87,948	$65,336	$55,585

Net income per share (2):
Basic	$1.12	$0.84	$0.73

Diluted	$1.10	$0.82	$0.71

Weighted average shares outstanding (2):
Basic	78,354	77,613	75,633
Diluted	80,176	79,395	77,772

	Fiscal Year (1)
	2002	2002	2001	2001
	(as previously reported)	(restated)	(as previously reported)	(restated)

Revenues	$651,970	$651,970	$539,130	$539,130

Costs and expenses:
Cost of sales	165,629	165,629	146,158	146,158
Labor expenses	200,279	200,787	164,372	164,876
Other operating costs and expenses	150,458	150,533	120,235	120,413
General and administrative expenses	31,702	33,986	27,929	29,105
Depreciation and amortization expenses	23,099	23,127	17,731	17,753
Preopening costs	11,019	11,019	7,330	7,330
Total costs and expenses	582,186	585,081	483,755	485,635

Income from operations	69,784	66,889	55,375	53,495
Interest income, net	3,885	3,885	4,328	4,328
Other income, net	2,178	2,178	1,654	1,654
Income before income taxes	75,847	72,952	61,357	59,477
Income tax provision	27,076	25,957	22,089	21,402
Net income	$48,771	$46,995	$39,268	$38,075

Net income per share (2):
Basic	$0.66	$0.64	$0.55	$0.53
Diluted	$0.64	$0.61	$0.52	$0.51

Weighted average shares outstanding (2):
Basic	73,899	73,899	71,199	71,199
Diluted	76,737	76,737	74,846	74,846

(1)   Fiscal 2005 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks.

(2)         Per share amounts and outstanding share amounts have been adjusted to reflect a three-for-two stock split effected in the form of a 50% stock dividend payable December 8, 2004.

	Fiscal Year
(In thousands)	2005	2004
	(restated)	(restated)
Balance Sheet Data (at end of period):

Total cash and cash equivalents	$31,052	$14,041
Investments and marketable securities	146,922	137,471
Total assets	926,250	758,994
Total long-term debt (including current portion) (3)	26,896	17,288
Total stockholders’ equity	646,699	540,823

	Fiscal Year
	2003	2003	2002	2002	2001	2001
	(as previously reported)	(restated)	(as previously reported)	(restated)	(as previously reported)	(restated)

Total cash and cash equivalents	$15,167	$15,167	$11,033	$11,033	$11,309	$11,309
Investments and marketable securities	121,840	121,840	103,453	103,453	78,259	78,259
Total assets	609,802	610,116	481,143	481,398	368,417	368,625
Total long-term debt (including current portion) (3)	6,862	6,862	—	—	—	—
Total stockholders’ equity	456,725	455,060	378,993	378,142	289,204	289,515

(3) Represents deemed landlord financing liability.  See Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

We account for employee stock-based compensation in accordance with the intrinstic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.  We adopted the disclosure only provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure.  We recognize compensation expense under APB 25 relating to certain stock options granted with exercise prices below fair market value on the date of grant.  Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, our net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Fiscal Year
	2005	2005	2004	2004	2003	2003
	(as previously reported)	(restated)	(as previously reported)	(restated)	(as previously reported)	(restated)
Net income as reported	$87,546	$87,948	$66,538	$65,336	$57,230	$55,585
Total stock-based employee compensation expense, net of taxes, included in net income, as reported	—	505	—	653	—	747
Total stock-based employee compensation expense, net of taxes, under fair value method	(11,129)	(11,566)	(9,083)	(9,618)	(7,493)	(7,959)
Net income, pro forma	$76,417	$76,887	$57,455	$56,371	$49,737	$48,373

Basic net income per share, as reported	$1.12	$1.12	$0.86	$0.84	$0.76	$0.73
Basic net income per share, pro forma	$0.98	$0.98	$0.74	$0.73	$0.66	$0.64

Diluted net income per share, as reported	$1.09	$1.10	$0.84	$0.82	$0.74	$0.71
Diluted net income per share, pro forma	$0.96	$0.96	$0.72	$0.71	$0.64	$0.62

	Fiscal Year
	2002	2002	2001	2001
	(as previously reported)	(restated)	(as previously reported)	(restated)
Net income: as reported	$48,771	$46,995	$39,268	$38,075
Total stock-based employee compensation expense, net of taxes, included in net income, as reported	—	796	—	862
Total stock-based employee compensation expense, net of taxes, under fair value method	(6,349)	(6,973)	(6,281)	(7,008)
Net income, pro forma	$42,422	$40,818	$32,987	$31,929

Basic net income per share, as reported	$0.66	$0.64	$0.55	$0.53
Basic net income per share, pro forma	$0.57	$0.55	$0.46	$0.45

Diluted net income per share, as reported	$0.64	$0.61	$0.52	$0.51
Diluted net income per share, pro forma	$0.55	$0.53	$0.44	$0.43

Supplemental Unaudited Information Regarding Restatement Adjustments

We have not amended and do not intend to amend any of our previously filed Annual Reports on Form 10-K for the periods prior to January 1, 2003.

The majority of the additional compensation, gift card breakage, bonus and liquor license amortization expense was incurred in fiscal years prior to the years associated with the audited consolidated financial statements presented herein.  Retained earnings at December 31, 2002 was restated to reflect the after-tax effects of these adjustments for fiscal years prior to 2003. The supplemental unaudited information presented below has been included to facilitate an understanding of the components of the restatement adjustments to retained earnings at December 31, 2002:

After-tax effect of adjustments in thousands:	Cumulative Effect of Adjustments to Retained Earnings at December 31, 2002	2002	2001	2000	1999	1998	1997	1996 and Prior
Stock option measurement date	$(3,489)	$(796)	$(862)	$(678)	$(611)	$(398)	$(113)	$(31)
Gift card breakage	(1,059)	(899)	(160)	—	—	—	—	—
Operations bonus accrual	(585)	(61)	(158)	(44)	(98)	(68)	(48)	(108)
Liquor license amortization	(75)	(18)	(14)	(11)	(9)	(7)	(5)	(11)
Total decrease to net income	$(5,208)	$(1,774)	$(1,194)	$(733)	$(718)	$(473)	$(166)	$(150)

ITEM 7:         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Financial Statements due to Review of Stock Option Grants and Procedures

On July 18, 2006, we announced that the Audit Committee of our Board of Directors, which is comprised solely of independent directors, was reviewing the Company’s practices relating to its stock option grants with the assistance of special outside legal counsel from the law firm of Cooley Godward Kronish LLP. This voluntary review was initiated in response to media and Wall Street reports regarding the option granting practices at numerous publicly traded companies.

On November 20, 2006, we announced the conclusion of the Audit Committee’s review, which covered the period beginning with the Company’s initial public offering registration in 1992 to the present.  The Audit Committee reported that its special counsel received full cooperation from Company management, was given complete access to all necessary and relevant electronic and other documents, and interviewed all persons involved in the stock option granting process at the Company, as well as the Company’s advisors.

While the review resulted in a conclusion that until 2002, and in some cases after, we incorrectly followed date selection methodologies that were generally limited to 30-day time windows, the Audit Committee found no evidence that any person acted with an intent to deceive or mislead, and did not recommend termination of any current Company management or the resignation of any member of our Board of Directors.  However, the Audit Committee did recommend, among other matters, that we obtain reimbursement from the Company’s Chief Executive Officer and former Chief Financial Officer, who had oversight responsibility for the stock option granting process, as well as from those members of the Compensation Committee of our Board of Directors who received misdated options, in an amount equal to the difference between the stock option proceeds received and the proceeds that would have been received had the proper measurement dates been used, and that any unexercised stock option grants be treated in the same manner.  We will seek reimbursement totaling approximately $1 million from these individuals. All of the affected individuals have indicated that they intend to comply with the Audit Committee’s recommendation.

In addition, the Audit Committee recommended that we implement the following Corporate Governance enhancements, all of which we are adopting:

•                  Increase the size of the Board of Directors by at least one additional member (preferably two additional members);

•                  Create a position of Chief Compliance Officer;

•                  Implement more robust stock option granting practices, including approval of all equity-related compensation by the Compensation Committee of the Board of Directors only on regularly scheduled review dates;

•                  Implement tighter controls over the use of unanimous written consents;

•                  Revise the Board of Directors’ compensation arrangements to provide competitive compensation with less emphasis on equity compensation and an automatic mechanism for stock option grants; and

•                  Evaluate the legal department’s resources.

Based upon the Audit Committee’s findings, we concluded that we selected the grant date of options based upon the lowest price, generally within a 30-day window because we incorrectly believed that the applicable accounting guidance allowed us to establish the grant date within a certain window from authorization.  As a result, we incorrectly applied the measurement date, as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” with respect to certain option grants made to executive officers in fiscal years 1997 through 2001, to non-executive officers and other employees in fiscal years 1997 through 2004, and to outside directors in fiscal years 2000 and 2001. Because we incorrectly selected grant dates which resulted in a cumulative adjustment of $5.4 million expense on an after-tax basis through fiscal 2005, we restated the consolidated balance sheets at January 3, 2006 and December 28, 2004 and consolidated statements of operations, stockholders’ equity and cash flows for the years ended January 3, 2006, December 28, 2004 and December 30, 2003.  These restated financial statements are included in this Amendment No. 1 on Form 10-K/A.  Throughout this Form 10-K/A, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.  We did not amend and do not intend to amend any other previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods prior to January 1, 2003.

We are considering the application of Section 409A of the Internal Revenue Code to those options for which we incorrectly applied the measurement date as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  It is possible that these options will not be treated as having been granted at fair market value for federal income tax purposes and thus subject to Section 409A.  Accordingly, we may adopt remedial measures to address the application of Section 409A.  We do not currently know what impact of any remedial measures, if adopted, would have on our results of operations, financial position or cash flows.

Administrative Proceedings and Pending Litigation Related to Options Misdating

Following our announcement of the Audit Committee’s review of our historical stock option granting practices, we received an informal request for information from the staff of the Los Angeles regional office of the Securities and Exchange Commission (SEC) regarding our stock option granting practices.  We are cooperating fully with the SEC in connection with its informal inquiry.  We do not know when this inquiry will be resolved or what, if any, actions the SEC may take as a result of this inquiry.

Response to this inquiry could require expenditure of significant financial resources and an unfavorable outcome could require us to pay damages or penalties, or result in other remedies imposed upon us, any of which could have a material adverse affect our business, results of operations, financial position or cash flows.

In addition, we and certain of our directors and current and former officers are defendants in eight shareholder derivative actions relating to our stock option granting practices. These actions are in preliminary stages and we cannot provide assurance that their ultimate outcome will not have a material adverse effect on our business, financial condition, results of operations or cash flows.  See Part I, Item 3, “Legal Proceedings”.

On August 17, 2006, we received an initial staff determination letter from The Nasdaq Stock Market indicating that we are not in compliance with the filing requirements for continued listing under Marketplace Rule 4310(c)(14) due to the delayed filing of our Quarterly Report on Form 10-Q for the quarter ended April 4, 2006.  We filed a notice of appeal of the staff determination and a hearing was held on September 27, 2006.  No decision has been rendered to date. On November 15, 2006, we received an additional staff determination letter stating that our failure to file our Quarterly Report for the quarter ended October 3, 2006 is an additional basis for delisting.  Until a decision is made by the Nasdaq Listing Qualifications Panel, the Company’s common stock will remain listed on The Nasdaq Global Select Market.  There can be no assurance that the Panel will grant the Company’s request for continued listing.

Correction of Other Matters

As part of the restatement process resulting from the review of our stock option granting practices, we assessed generally whether there were other matters, which should be corrected in our previously issued financial statements.  We concluded that three additional errors should be corrected.

•                  We recognize a liability upon the sale of a gift card and recognize revenue when the gift card is redeemed in our restaurants or on our website.  Beginning in 2001, we adjusted the gift card liability upon the sale of a gift card for the estimated portion of the gift card value that would not be redeemed (“breakage”).  We have now determined that the appropriate accounting is to record breakage ratably over the estimated time period that our gift cards are generally redeemed and that no breakage should be recognized until there is sufficient history to establish the estimated redemption period. As a result, we are restating the periods 2001 through the second quarter of 2005 to reverse breakage that was previously recognized since we did not have sufficient data to estimate the redemption periods.  For the third and fourth quarters of 2005, we are restating to recognize breakage both cumulatively and prospectively over a thirty-six month period based on an ability to estimate breakage due to a full cycle of redemptions being tracked since 2002.  As part of this restatement, we are also correcting our classification of breakage income.  The adjustment to the gift card liability account for breakage was previously classified as a reduction of general and administrative expenses in our consolidated statements of operations.  As part of this restatement, we are reclassifying gift card breakage to revenue.  The impact of these breakage related adjustments was an understatement of net income by $1.1 million in fiscal 2005 and an overstatement of net income by $0.4 million and $0.7 million in fiscal 2004 and 2003, respectively, and an understatement of other accrued expenses of $1.7 million and $3.4 million at January 3, 2006 and December 28, 2004, respectively.

•                  We previously recorded expense for our operations bonuses on a one-quarter lag. While our Consolidated Statements of Operations reflected four quarters of bonus-related expense, our Consolidated Balance Sheet did not reflect the accrued bonus liability for the most recent quarter.   The impact of this error was an overstatement of net income by $0.2 million, $0.1 million and $0.2 million in fiscal 2005, 2004 and 2003, respectively, and an understatement of other accrued expenses of $1.6 million and $1.3 million at January 3, 2006 and December 28, 2004, respectively.

•                  Historically, we did not amortize the cost of liquor licenses as we had considered them indefinite-lived assets.  We have now concluded that certain liquor licenses are not transferable and therefore have finite lives corresponding with the terms of the related operating lease.

These non-transferable liquor licenses are now amortized over the primary lease terms of the respective leases plus any exercised extensions of those lease terms. The impact of this error was an overstatement of net income by $27,000, $25,000 and $22,000 in fiscal 2005, 2004 and 2003, respectively, and an overstatement of other assets of $0.2 million at both January 3, 2006 and December 28, 2004.

We have restated our Consolidated Balance Sheets at January 3, 2006 and December 28, 2004 and the Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for the years ended January 3, 2006, December 28, 2004 and December 30, 2003 in this Annual Report on Form 10-K/A.  We have also restated the quarterly financial information for fiscal 2005 and 2004 (see Note 15 to Notes to Consolidated Financial Statements in Part II, Item 8 of this report).  The impact of the restatements on periods prior to 2003 has been reflected as an adjustment to retained earnings as of December 31, 2002 in the accompanying Consolidated Statements of Stockholders’ Equity.  We have also restated the selected consolidated financial data for fiscal 2001 through 2005 in Part II, Item 6 of this report.

The aggregate adjustments increased net income by $0.4 million in fiscal year 2005 and reduced net income by $1.2 million and $1.6 million in fiscal years 2004 and 2003, respectively.  Diluted net income per share increased by $0.01 for the year ended January 3, 2006 and decreased by $0.02 and $0.03 for the years ended December 28, 2004 and December 30, 2003, respectively.  The restatement also resulted in a $5.2 million, or 2.8%, reduction in retained earnings as of December 31, 2002.  The restatement adjustments were non-cash and had no impact on net cash flow.

General

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes in Part II, Item 8 of this report, the “risk factors’ included in Part I, Item 1A of this report, and the cautionary statements included elsewhere in this report. The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

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

Our revenues consist of sales from our restaurant operations and sales from our bakery operations to other foodservice operators, retailers and distributors (“bakery sales”).  Revenues from restaurant sales are recognized when payment is tendered at the point of sale.  Revenues from bakery sales to other foodservice operators, retailers and distributors are recognized upon transfer of title to customers.  We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants or on our website. We adjust our gift card liability based on historical and expected non-redemption trends.  These adjustments are classified as revenues in our consolidated statement of operations.

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

•                  General and Administrative Expenses Expressed as a Percentage of Revenues.   Leveraging our restaurant and bakery support infrastructure will allow us to grow general and administrative expenses at a slightly slower rate than revenue growth over the longer-term.  Our general and administrative expenses as a percentage of revenue for fiscal 2005, 2004 and 2003 were 4.5%, 4.4% and 4.9%, respectively.  During fiscal 2006, we plan to continue to add resources to the corporate support, training and field supervision activities of our business, in conjunction with the planned openings of as many as 21 new restaurants during the year.

Income from Operations Expressed as a Percentage of Revenues (“Operating Margins”).  Operating margins are subject to fluctuations in commodity costs, labor, other operating costs, such as restaurant-level occupancy expenses, and preopening expenses.  Our operating margins for fiscal 2005, 2004 and 2003 were 11.0%, 10.0% and 10.3%, respectively.  Our objective is to gradually increase our operating margin to 12% on a sustained basis, before the impact of stock option expensing, by continuing our focus on superior guest service and by capturing economies of scale and fixed cost leverage, as well as maximizing our purchasing power as we continue to grow our business.

Results of Operations

The following table sets forth, for the periods indicated, our Consolidated Statements of Operations expressed as percentages of revenues.

	Fiscal Year
	2005	2004	2003
	(restated)	(restated)	(restated)
Revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	25.6	26.5	25.2
Labor expenses	30.8	30.8	31.0
Other operating costs and expenses	22.7	23.1	23.4
General and administrative expenses	4.5	4.4	4.9
Depreciation and amortization expenses	3.8	3.7	3.6
Preopening costs	1.6	1.5	1.6

Total costs and expenses	89.0	90.0	89.7

Income from operations	11.0	10.0	10.3
Interest income, net	0.3	0.2	0.4
Other income, net	0.1	0.1	0.4

Income before income taxes	11.4	10.3	11.1
Income tax provision	4.0	3.6	3.9

Net income	7.4%	6.7%	7.2%

Fiscal 2005 Compared to Fiscal 2004

Revenues

Revenues increased 22% to $1,182.1 million for fiscal 2005 compared to $969.2 million for fiscal 2004.  Fiscal 2005 consisted of 53 weeks compared to 52 weeks for fiscal 2004. After adjusting for $24.0 million of revenues contributed by the additional operating week, revenues would have increased by 19% to $1,158.1 million for fiscal 2005 on a 52-week basis.

Restaurant sales increased 22% to $1,122.2 million for fiscal 2005 compared to $916.4 million for the prior fiscal year.  After adjusting for $22.8 million of restaurant sales contributed by the additional operating week, restaurant sales would have increased by 20% to $1,099.4 million for fiscal 2005 on a 52-week basis. The resulting sales increase of $183.0 million for fiscal 2005 on a 52-week basis consisted of $13.5 million, or a 1.7% increase, in comparable restaurant sales and $169.5 million from restaurants not in the comparable sales base.

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

During 2006, our goal is to open as many as 21 new restaurants, including as many as three Grand Lux Cafes.  Due to the nature of the sites we choose, our opening schedule is consistently weighted toward the second half of the year.  Although it is difficult for us to predict the timing of our new restaurant openings by quarter, due to the nature of our leased restaurant locations and our highly customized layouts, our current plan calls for two new restaurant openings in the first quarter, two in the second quarter, five to six in the third quarter and 11 to 12 in the fourth quarter.  Based on this opening schedule, we plan to achieve approximately 20% square footage growth in fiscal 2006.  However, since many of these openings are late in the year, we will not realize their full benefit until fiscal 2007.  We currently project our operating week growth in fiscal 2006 compared to fiscal 2005 on a 52-week basis to be approximately 17%.

We presently update and reprint the menus in our restaurants twice a year.  For Cheesecake Factory restaurants, these updates generally occur during January and February (the “winter menu change”) and during July and August (the “summer menu change”).  For our 2006 winter menu change, we implemented an approximate 1% effective menu price increase for the purpose of offsetting those operating cost and expense increases that were known or expected as of January 2006.  We plan to review our operating cost and expense trends in the spring of 2006 and consider the need for additional menu pricing in connection with our 2006 summer menu change.  All potential menu price increases must be carefully considered in light of their ultimate acceptability by our restaurant guests.  Additionally, other factors outside of our control, such as inclement weather, holidays, general economic and competitive conditions and other factors referenced in this Annual Report on Form 10-K/A can impact comparable sales comparisons.  Accordingly, there can be no assurance that increases in comparable sales will be achieved.

Bakery sales to other foodservice operators, retailers and distributors (“bakery sales”) increased 13% to $59.9 million in fiscal 2005 compared to $52.8 million in the prior fiscal year. After adjusting for $1.2 million of bakery sales contributed by the additional operating week, bakery sales would have increased 11% to $58.7 million during fiscal 2005. This increase was primarily due to increased sales to our warehouse club customers, which accounted for approximately 70% of total bakery sales for fiscal 2005 compared to 64% for fiscal 2004, as well as increased sales of The Dream Factory and private label products.  We currently expect bakery sales to increase approximately 8% to 10% in fiscal 2006 compared to fiscal 2005.

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

Cost of Sales

Cost of sales increased 18% to $302.9 million in fiscal 2005 compared to $257.1 million in fiscal 2004.  This increase was primarily attributable to the 22% increase in restaurant sales and the 13% increase in bakery sales during fiscal 2005.  As a percentage of revenues, these costs decreased to 25.6% during fiscal 2005 compared to 26.5% for the prior fiscal year.

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

Labor Expenses

Labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, increased 22% to $364.2 million for fiscal 2005 compared to $298.8 million for fiscal 2004.  This increase was principally in support of the 22% increase in revenues during fiscal 2005.  As a percentage of revenues, labor expenses were 30.8% for both fiscal 2005 and fiscal 2004.  Higher minimum wages in several of the larger markets in which we operate and increased medical insurance costs, were offset by menu price increases and efficient labor cost management.  For new restaurants, labor expenses will typically be higher than normal during the first 90 to 120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by our restaurants.  Labor expenses can be subject to unforeseen increases for reasons beyond our control such as government mandated increases in minimum wages, paid or unpaid leaves of absence and mandated health benefits, or increased tax reporting, assessment or payment requirements.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, insurance, licenses, taxes, and utilities), other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses.  Other operating costs and expenses increased 20% to $268.3 million for fiscal 2005 compared to $223.7 million for fiscal 2004.  This increase was principally attributable to the 22% increase in revenues during fiscal 2005.  As a percentage of revenues, other operating costs and expenses decreased to 22.7% for fiscal 2005 versus 23.1% for fiscal 2004. The 0.4% decrease is primarily attributable to the impact of a reserve established in fiscal 2004 to accrue for estimated settlement costs and expenses associated with a lawsuit that was pending at the time, partially offset by an insurance settlement associated with our bakery operations.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, the restaurant field supervision organization, the bakery administrative organization and the corporate support organization. G&A expenses increased 27% to $53.5 million for fiscal 2005 compared to $42.0 million for fiscal 2004.  This increase was principally due to the planned growth of our supervision and support organizations commensurate with the growth of our restaurant and bakery operations during fiscal 2005.  As a percentage of revenues, G&A expenses increased to 4.5% for fiscal 2005 versus 4.4% for fiscal 2004.  During fiscal 2006, we plan to continue to add resources to the corporate support, training and field supervision activities of our business, in conjunction with the planned openings of as many as 21 new restaurants during the year.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased 26% to $45.2 million for fiscal 2005 compared to $36.0 million for fiscal 2004.  This increase was principally due to increases in property and equipment associated with new restaurant openings.  As a percentage of revenues, depreciation and amortization expenses increased slightly to 3.8% for fiscal 2005 compared to 3.7% for fiscal 2004.

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

Interest Income, Net, Other Income and Income Tax Provision

Interest income, net, increased to $3.9 million for fiscal 2005 compared to $2.2 million for fiscal 2004 due to our higher investment in available-for-sale securities and an increase in the general level of interest rates during fiscal 2005.  We generally invest our excess cash balances in U.S. Treasury and Agency securities, investment grade corporate debt securities rated “A” or better and money market mutual funds.  In addition, we recorded interest expense of approximately $0.9 million and $0.5 million in fiscal 2005 and fiscal 2004, respectively, associated with landlord construction allowances deemed to be financing in accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction” (See Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8 of this report).

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

Labor Expenses

Labor expenses increased 25% to $298.8 million for fiscal 2004 compared to $239.8 million for fiscal 2003.  This increase was principally in support of the 25% increase in revenues during fiscal 2004.  As a percentage of revenues, labor expenses decreased slightly to 30.8% for fiscal 2004 compared to 31.0% for fiscal 2003 reflecting the leveraging of the fixed component of our labor costs with the 25% increase in revenues.

Other Operating Costs and Expenses

Other operating costs and expenses increased 24% to $223.7 million for fiscal 2004 compared to $181.1 million for fiscal 2003.  This increase was principally attributable to the 25% increase in revenues during fiscal 2004.  During fiscal 2004, we also accrued a $4.5 million reserve for pending legal actions relating to alleged violations of California labor laws with respect to providing meal and rest breaks to our hourly employees  (See Part I, Item 3 “Legal Proceedings” of this report).  This increase was partially offset by a $2.0 million settlement of an insurance claim associated with our bakery operations.  As a percentage of revenues, other operating costs and expenses decreased to 23.1% for fiscal 2004 (including the net costs and expenses associated with the legal reserve and the insurance settlement of approximately $2.5 million) versus 23.4% for fiscal 2003, primarily due to the leveraging of the fixed component of these costs with the 25% increase in revenues.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased 11% to $42.0 million for fiscal 2004 compared to $37.8 million for fiscal 2003.  This increase was principally due to the planned growth of our supervision and support organizations commensurate with the growth of our restaurant and bakery operations during fiscal 2004.  As a percentage of revenues, G&A expenses decreased to 4.4% for fiscal 2004 compared to 4.9% for the prior fiscal year, principally attributable to the leveraging of the fixed component of these costs with higher sales volumes.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased 27% to $36.0 million for fiscal 2004 compared to $28.3 million for fiscal 2003.  This increase was principally due to increases in property and equipment associated with new restaurant openings and the purchase of a new office building to house our corporate offices.  As a percentage of revenues, depreciation and amortization expenses increased to 3.7% for fiscal 2004 versus 3.6% fiscal 2003.

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

Interest Income, Net, Other Income and Income Tax Provision

Interest income, net, decreased to $2.2 million for fiscal 2004 compared to $3.4 million for fiscal 2003.  This decrease was principally due to a higher level of investment of our interest-bearing cash and short-term investments in instruments with slightly shorter maturities than in the prior year.  This shift was primarily driven by the timing of funds needed for the purchase of our corporate support center and our new restaurant construction costs.  In addition, we recorded interest expense of approximately $0.5 million and $0.1 million in fiscal 2004 and fiscal 2003, respectively, associated with landlord construction allowances deemed to be financing in accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction.” (See Note 1 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report).

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

The following table presents, for the periods indicated, a summary of our key liquidity measurements.

	Fiscal Year
	2005	2004	2003
	(dollar amounts in millions)
	(restated)
Cash and marketable securities on hand, end of year	$178.0	$151.5	$137.0
Net working capital, end of year	$39.7	$(11.5)	$17.9
Adjusted net working capital, end of year (1)	$123.4	$94.6	$105.7
Current ratio, end of year	1.3:1	0.9:1	1.2:1
Adjusted current ratio, end of year (1)	1.9:1	1.8:1	2.2:1
Long-term debt, including current portion, end of year (2)	$26.9	$17.3	$6.9
Cash provided by operations	$165.5	$150.1	$117.6
Capital expenditures	$170.2	$161.9	$113.3

(1)    Includes all marketable securities classified as either current assets ($63.2 million, $31.4 million and $34.0 million for fiscal 2005, 2004 and 2003, respectively) or noncurrent assets ($83.7 million, $106.1 million and $87.9 million for fiscal 2005, 2004 and 2003, respectively).

(2)    Represents deemed landlord financing liability.  See Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

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

Our new restaurant development model more closely resembles that of a retail business that occupies leased space in shopping malls, office complexes, strip centers, entertainment centers and other real estate developments.  We typically seek to lease our restaurant locations for primary periods of 15 to 20 years under operating lease arrangements.  Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our share of common area maintenance, property tax and insurance expenses). In the future, we may also develop more freestanding restaurant locations using both ground leases and built-to-suit leases, which are common arrangements used to finance freestanding locations in the restaurant industry. We disburse cash for leasehold improvements, furnishings, fixtures and equipment to build out our leased premises.  We may also disburse cash for structural additions that we make to leased premises that generally are reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in the respective leases.  If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof.  See Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional discussion on the accounting treatment of amounts paid for structural components and the related landlord construction contributions. We do not have any current plans to encumber our existing leasehold interests with secured financing.  We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

During fiscal 2005, our capital expenditures were $170 million.  New restaurant openings (including several restaurants under development as of January 3, 2006) accounted for $136 million of this amount.  Approximately $23 million of new restaurant capital expenditures was funded through deemed landlord financing.  See Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional discussion on the accounting treatment of amounts paid for structural components and the related landlord construction contributions.  Of the remaining capital expenditures, $13 million represented maintenance and capacity addition outlays for our existing restaurants, $11 million related to establishing a second bakery facility, and approximately $10 million was for bakery and corporate infrastructure investments.

For fiscal 2006, we currently estimate our cash outlays for capital expenditures to range between $190 million and $195 million, net of agreed-upon up-front cash landlord construction contributions and excluding $24 million to $25 million of expected noncapitalizable preopening costs for new restaurants and the new bakery facility.  This amount also excludes approximately $10 million of landlord construction contributions to be applied as reductions to minimum or percentage rent over the lease terms. The amount reflected as additions to property and equipment in the Consolidated Statements of Cash Flows may vary from this estimate based on the accounting treatment of each operating lease (See Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8 of this report).  This estimate contemplates a net outlay of $163 million to $164 million for as many as 21 new restaurants to be opened during fiscal 2006, estimated construction-in-progress disbursements for anticipated fiscal 2007 openings and estimated collections of up-front cash landlord construction contributions.

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

(2)   Amounts represent non-cancelable commitments for the purchase of goods and estimated construction commitments, net of agreed-upon up-front landlord construction contributions.

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

Stock-Based Compensation

We maintain performance incentive plans under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, deferred shares, performance shares and performance units may be granted to employees, consultants and non-employee directors.  To date, we have only granted non-qualified stock options under these plans.  We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Historically, no compensation expense was recognized for Company-issued stock options.  As permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the Notes to the Consolidated Financial Statements.

However, as further discussed in Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8 of this report, the Audit Committee of our Board of Directors initiated a voluntary review of our stock option granting practices from 1992 to the present.  The review encompassed all grants made under our various stock option plans in effect during this period.  Based on the results of this review, we restated our historical accounting to correct the application of the measurement date, as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” for certain grants of stock options to directors, officers and employees, resulting from administrative oversight and the date selection methods used by the Company.  The restatement adjustments were non-cash and had no impact on revenues or net cash flow.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires compensation expense associated with stock options to be included in the financial statements beginning with the first annual period after June 15, 2005.  See “Recent Accounting Pronouncements” for further discussion.

Income Taxes

We provide for income taxes based on our estimate of federal and state tax liabilities.  Our estimates include, but are not limited to, effective state and local income tax rates, allowable tax credits for items such as FICA taxes paid on reported tip income, and estimates related to depreciation expense allowable for tax purposes.  Our estimates are made based on the best available information at the time we prepare our income tax provision.  In making our estimates, we also consider the impact of legislative and judicial developments.  As these developments evolve, we will update our estimates, which, in turn, could result in an adjustment to our effective tax rate.  We usually file our income tax returns nine to ten months after our fiscal year-end.  All tax returns are subject to audit by federal and state governments, usually years after the returns are filed, and could be subject to differing interpretations of the tax laws (See Note 8 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report).

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

ITEM 8:         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required to be filed hereunder are set forth on pages 49 through 76 of this report.

ITEM 9:         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 3, 2006.

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

Our assessment of the effectiveness of our internal control over financial reporting as of January 3, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered registered public accounting firm, as stated in their report in this Annual Report on Form 10-K/A.

Management’s Consideration of the Restatement

In coming to the conclusion that our disclosure controls and procedures and our internal control over financial reporting were effective as of January 3, 2006, our management considered, among other things, the restatement of our financial statements (See the related disclosures in Note 1 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K/A).  In reaching a conclusion that the restatement related to errors in stock option accounting did not result in a conclusion that a material weakness existed at January 3, 2006 and that our disclosure controls and procedures, including internal control over financial reporting, were effective as of that date, we considered the following: (i) the design control deficiencies surrounding the stock option granting process that were identified affected periods prior to January 3, 2006 and were remediated and operating effectively at January 3, 2006 and (ii) there were no stock option adjustments that originated after fiscal 2004.

We also considered the three other corrections related to gift card breakage, operations bonus accrual and liquor license amortization recorded in connection with the restatement for the stock option matter.  Because the adjustments related to these matters were individually immaterial to any prior interim or annual period and in aggregate were not material to fiscal year 2006, we concluded that a material weakness did not arise as a result of the inclusion of these adjustments in the aforementioned restatement.

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

ITEM 9B:      OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a code of ethics that applies to, among others, our principal executive officer, principal financial officer, and principal accounting officer.  Information with respect to our executive officers is included in Part I, Item 1 of this report.  Other information required by this item is hereby incorporated by reference from the section entitled “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2006 (the “Proxy Statement”).

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

		The consolidated financial statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 50 of this report.

	2.	Financial statement schedules:

		None.

	3.	Exhibits:

		The Exhibits required to be filed hereunder are listed in the exhibit index included herein at page 77.

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

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2005, 2004 and 2003 consolidated financial statements.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Part II, Item 9A, that the Company maintained effective internal control over financial reporting as of January 3, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Los Angeles, California

February 21, 2006, except with respect to our opinion on the consolidated financial statements insofar as it relates to the restatement described in Note 1, as to which the date is December 4, 2006

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	January 3, 2006	December 28, 2004
	(restated)	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$31,052	$14,041
Investments and marketable securities	63,222	31,369
Accounts receivable	8,108	8,492
Other receivables	26,390	23,103
Inventories	19,119	10,487
Prepaid expenses	14,583	9,646
Deferred income taxes	10,339	5,833

Total current assets	172,813	102,971

Property and equipment, net	609,918	498,012

Other assets:
Marketable securities	83,700	106,102
Trademarks	2,730	2,327
Prepaid rent	38,673	33,885
Other	18,416	15,697

Total other assets	143,519	158,011

Total assets	$926,250	$758,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,150	$32,041
Income taxes payable	6,015	3,344
Other accrued expenses	94,937	79,113

Total current liabilities	133,102	114,498

Deferred income taxes	73,375	49,644
Deferred rent	35,977	28,564
Deemed landlord financing liability	26,273	17,025
Other noncurrent liabilities	10,824	8,440

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 80,910,422 and 79,884,285 shares issued at January 3, 2006 and December 28, 2004, respectively	809	799
Additional paid-in capital	287,080	264,839
Retained earnings	390,516	302,568
Accumulated other comprehensive loss	(1,235)	(897)
Treasury stock, 2,078,617 and 1,950,967 shares at cost at January 3, 2006 and December 28, 2004, respectively	(30,471)	(26,486)

Total stockholders’ equity	646,699	540,823

Total liabilities and stockholders’ equity	$926,250	$758,994

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Fiscal Year
	2005	2004	2003
	(restated)	(restated)	(restated)
Revenues	$1,182,053	$969,232	$773,835
Costs and expenses:
Cost of sales	302,889	257,076	195,370
Labor expenses	364,173	298,787	239,824
Other operating costs and expenses	268,253	223,682	181,113
General and administrative expenses	53,527	41,964	37,761
Depreciation and amortization expenses	45,177	35,981	28,262
Preopening costs	18,293	14,787	12,174
Total costs and expenses	1,052,312	872,277	694,504
Income from operations	129,741	96,955	79,331
Interest income, net	3,918	2,234	3,354
Other income, net	557	966	2,944
Income before income taxes	134,216	100,155	85,629
Income tax provision	46,268	34,819	30,044
Net income	$87,948	$65,336	$55,585

Net income per share:
Basic	$1.12	$0.84	$0.73
Diluted	$1.10	$0.82	$0.71

Weighted average shares outstanding:
Basic	78,354	77,613	75,633
Diluted	80,176	79,395	77,772

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Gain)/Loss	Treasury Stock	Total
Balance, December 31, 2002, as reported	50,996	$510	$205,994	$187,205	$1,664	$(16,380)	$378,993
Cumulative adjustments			4,358	(5,209)			(851)
Balance, December 31, 2002, as restated	50,996	510	210,352	181,996	1,664	(16,380)	378,142
Comprehensive income:
Net income, as restated	—	—	—	55,585	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	(1,825)	—
Total comprehensive income, as restated							53,760
Issuance of common stock from stock option exercises	1,130	11	12,644	—	—	—	12,655
Tax benefit related to stock options exercised, as restated	—	—	10,167	—	—	—	10,167
Stock-based compensation, as restated	—	—	1,183	—	—	—	1,183
Purchase of treasury stock	—	—	—	—	—	(847)	(847)
Balance, December 30, 2003, as restated	52,126	521	234,346	237,581	(161)	(17,227)	455,060
Comprehensive income:
Net income, as restated	—	—	—	65,336	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	(736)	—
Total comprehensive income, as restated							64,600
Three-for-two stock split	26,629	266	—	(266)	—	—	—
Issuance of common stock from stock option exercises	1,131	12	16,301	—	—	—	16,313
Tax benefit related to stock options exercised, as restated	—	—	13,108	—	—	—	13,108
Stock-based compensation, as restated	—	—	1,084	—	—	—	1,084
Dividends paid for fractional shares	(2)	—	—	(83)	—	—	(83)
Purchase of treasury stock	—	—	—	—	—	(9,259)	(9,259)
Balance, December 28, 2004, as restated	79,884	799	264,839	302,568	(897)	(26,486)	540,823
Comprehensive income:
Net income, as restated	—	—	—	87,948	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	(338)	—
Total comprehensive income, as restated							87,610
Issuance of common stock from stock option exercises	1,026	10	12,950	—	—	—	12,960
Tax benefit related to stock options exercised, as restated	—	—	8,465	—	—	—	8,465
Stock-based compensation, as restated	—	—	826	—	—	—	826
Purchase of treasury stock	—	—	—	—	—	(3,985)	(3,985)
Balance, January 3, 2006, as restated	80,910	$809	$287,080	$390,516	$(1,235)	$(30,471)	$646,699

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Fiscal Year
	2005	2004	2003
	(restated)	(restated)	(restated)

Cash flows from operating activities:
Net income	$87,948	$65,336	$55,585
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	45,177	35,981	28,262
Gain on asset sale	(8)	—	—
Loss/(gain) on available-for-sale securities	16	(195)	(2,456)
Deferred income taxes	19,570	16,201	10,999
Stock-based compensation	826	1,084	1,183
Tax benefit related to stock options exercised	8,465	13,108	10,167
Changes in assets and liabilities:
Accounts receivable	384	(1,132)	(1,870)
Other receivables	(3,287)	(4,606)	(1,806)
Inventories	(8,632)	(2,093)	(2,449)
Prepaid expenses	(4,937)	613	(3,705)
Other	(8,134)	(10,400)	(8,656)
Accounts payable	109	6,045	11,157
Income taxes payable	2,671	3,398	—
Other accrued expenses	25,344	26,798	21,150
Cash provided by operating activities	165,512	150,138	117,561

Cash flows from investing activities:
Additions to property and equipment	(170,162)	(161,898)	(113,327)
Investments in available-for-sale securities	(97,863)	(113,467)	(174,205)
Sales of available-for-sale securities	87,715	96,900	155,435
Cash used in investing activities	(180,310)	(178,465)	(132,097)

Cash flows from financing activities:
Deemed landlord financing proceeds	23,177	20,412	6,901
Deemed landlord financing payments	(343)	(182)	(39)
Dividends paid for fractional shares	—	(83)	—
Proceeds from exercise of employee stock options	12,960	16,313	12,655
Purchase of treasury stock	(3,985)	(9,259)	(847)
Cash provided by financing activities	31,809	27,201	18,670

Net change in cash and cash equivalents	17,011	(1,126)	4,134
Cash and cash equivalents at beginning of period	14,041	15,167	11,033
Cash and cash equivalents at end of period	$31,052	$14,041	$15,167

Supplemental disclosures:
Interest paid	$895	$492	$112
Income taxes paid	$15,725	$4,393	$12,730

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

Restatement of Financial Statements due to Review of Stock Option Grants and Procedures

On July 18, 2006, we announced that the Audit Committee of our Board of Directors, which is comprised solely of independent directors, was reviewing the Company’s practices relating to its stock option grants with the assistance of special outside legal counsel from the law firm of Cooley Godward Kronish LLP. This voluntary review was initiated in response to media and Wall Street reports regarding the option granting practices at numerous publicly traded companies.

On November 20, 2006, we announced the conclusion of the Audit Committee’s review, which covered the period beginning with the Company’s initial public offering registration in 1992 to the present.  The Audit Committee reported that its special counsel received full cooperation from Company management, was given complete access to all necessary and relevant electronic and other documents, and interviewed all persons involved in the stock option granting process at the Company, as well as the Company’s advisors.

Based upon the Audit Committee’s findings, we concluded that we selected the grant date of options based upon the lowest price, generally within a 30-day window because we incorrectly believed that the applicable accounting guidance allowed us to establish the grant date within a certain window from authorization.  As a result, we incorrectly applied the measurement date, as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” with respect to certain option grants made to executive officers in fiscal years 1997 through 2001, to non-executive officers and other employees in fiscal years 1997 through 2004, and to outside directors in fiscal years 2000 and 2001.  Because we incorrectly selected grant dates which resulted in a cumulative adjustment of $5.4 million expense on an after-tax basis through fiscal 2005, we restated the consolidated balance sheets at January 3, 2006 and December 28, 2004 and consolidated statements of operations, stockholders’ equity and cash flows for the years ended January 3, 2006, December 28, 2004 and December 30, 2003.  These restated financial statements are included in this Amendment No. 1 on Form 10-K/A.  Throughout this Form 10-K/A, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

Correction of Other Matters

As part of the restatement process resulting from the review of our stock option granting practices, we assessed generally whether there were other matters, which should be corrected in our previously issued financial statements.  We concluded that three additional errors should be corrected.

•      We recognize a liability upon the sale of a gift card and recognize revenue when the gift card is redeemed in our restaurants or on our website.  Beginning in 2001, we adjusted the gift card liability upon the sale of a gift card for the estimated portion of the gift card value that would not be redeemed (“breakage”).  We have now determined that the appropriate accounting is to record breakage ratably over the estimated time period that our gift cards are generally redeemed and that no breakage should be recognized until there is sufficient history to establish the estimated redemption period. As a result, we are restating the periods 2001 through the second quarter of 2005 to reverse breakage that was previously recognized since we did not have sufficient data to estimate the redemption periods.  For the third and fourth quarters of 2005, we are restating to recognize breakage both cumulatively and prospectively over a thirty-six month period based on an ability to estimate breakage due to a full cycle of redemptions being tracked since 2002.  As part of this restatement, we are also correcting our classification of breakage income.  The adjustment to the gift card liability account for breakage was previously classified as a reduction of general and administrative expenses in our consolidated statements of operations.  As part of this restatement, we are reclassifying gift card breakage to revenue.  The impact of these breakage related adjustments was an understatement of net income by $1.1 million in fiscal 2005 and an overstatement of net income by $0.4 million and $0.7 million in fiscal 2004 and 2003, respectively, and an understatement of other accrued expenses of $1.7 million and $3.4 million at January 3, 2006 and December 28, 2004, respectively.

•                  We previously recorded expense for our operations bonuses on a one-quarter lag. While our Consolidated Statements of Operations reflected four quarters of bonus-related expense, our Consolidated Balance Sheet did not reflect the accrued bonus liability for the most recent quarter.   The impact of this error was an overstatement of net income by $0.2 million, $0.1 million and $0.2 million in fiscal 2005, 2004 and 2003, respectively, and an understatement of other accrued expenses of $1.6 million and $1.3 million at January 3, 2006 and December 28, 2004, respectively.

•                  Historically, we did not amortize the cost of liquor licenses as we had considered them indefinite-lived assets.  We have now concluded that certain liquor licenses are not transferable and therefore have finite lives corresponding with the terms of the related operating lease. These non-transferable liquor licenses are now amortized over the primary lease terms of the respective leases plus any exercised extensions of those lease terms. The impact of this error was an overstatement of net income by $27,000, $25,000 and $22,000 in fiscal 2005, 2004 and 2003, respectively, and an overstatement of other assets of $0.2 million at both January 3, 2006 and December 28, 2004.

We have restated our Consolidated Balance Sheets at January 3, 2006 and December 28, 2004 and the Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for the years ended January 3, 2006, December 28, 2004 and December 30, 2003 in this Annual Report on Form 10-K/A.

We have also restated the unaudited quarterly financial information for fiscal 2005 and 2004 (see Note 15 to Notes to Consolidated Financial Statements in Part II, Item 8 of this report).  The impact of the restatements on periods prior to 2003 has been reflected as an adjustment to retained earnings as of December 31, 2002 in the accompanying Consolidated Statements of Stockholders’ Equity.

The aggregate adjustments increased net income by $0.4 million in fiscal year 2005 and reduced net income by $1.2 million and $1.6 million in fiscal years 2004 and 2003, respectively.  Diluted net income per share increased by $0.01 for the year ended January 3, 2006 and decreased by $0.02 and $0.03 for the years ended December 28, 2004 and December 30, 2003, respectively.  The restatement also resulted in a $5.2 million, or 2.8%, reduction in retained earnings as of December 31, 2002.  The restatement adjustments were non-cash and had no impact on net cash flow.

A summary of all adjustments included in this Annual Report on Form 10-K/A is detailed below (in thousands):

		Fiscal Year
	Total	2005	2004	2003	2002 and Prior
Increase/(Decrease) to Net Income
Stock option measurement date	$(5,394)	$(505)	$(653)	$(747)	$(3,489)
Gift card breakage	(1,097)	1,113	(424)	(727)	(1,059)
Operations bonus accrual	(1,014)	(179)	(100)	(150)	(585)
Liquor license amortization	(149)	(27)	(25)	(22)	(75)
Total increase/(decrease) to net income	$(7,654)	$402	$(1,202)	$(1,646)	$(5,208)

The effects of our restatement on previously reported consolidated financial statements as of January 3, 2006 and December 28, 2004 and for the years ended January 3, 2006, December 28, 2004 and December 30, 2003 are summarized as follows.

The following table reflects the impact of the restatement on the Consolidated Balance Sheets (in thousands):

	January 3, 2006	January 3, 2006	December 28, 2004	December 28, 2004
	(as previously reported)	(restated)	(as previously reported)	(restated)
Selected Balance Sheet Data:
Deferred income taxes	$9,780	$10,339	$5,368	$5,833
Total current assets	172,254	172,813	102,506	102,971
Other assets	18,647	18,416	15,885	15,697
Total other assets	143,750	143,519	158,199	158,011
Total assets	925,922	926,250	758,717	758,994
Income taxes payable	6,097	6,015	3,411	3,344
Other accrued expenses	91,645	94,937	74,394	79,113
Total current liabilities	129,892	133,102	109,846	114,498
Deferred income taxes	75,256	73,375	51,990	49,644
Additional paid-in capital	280,427	287,080	258,812	264,839
Retained earnings	398,170	390,516	310,624	302,568
Total stockholders’ equity	647,700	646,699	542,852	540,823
Total liabilities and stockholders’ equity	925,922	926,250	758,717	758,994

The following table reflects the impact of the restatement on the Consolidated Statements of Operations (in thousands, except per share data):

	Fiscal Year
	2005	2005	2004	2004	2003	2003
	(as previously reported)	(restated)	(as previously reported)	(restated)	(as previously reported)	(restated)
Selected Statement of Operations Data:
Revenues	$1,177,643	$1,182,053	$969,232	$969,232	$773,835	$773,835
Labor expenses	363,867	364,173	298,387	298,787	239,386	239,824
Other operating costs	268,047	268,253	223,519	223,682	180,963	181,113
General and administrative expenses	50,230	53,527	40,639	41,964	35,817	37,761
Depreciation and amortization expenses	45,135	45,177	35,943	35,981	28,228	28,262
Total costs and expenses	1,048,461	1,052,312	870,351	872,277	691,938	694,504
Income from operations	129,182	129,741	98,881	96,955	81,897	79,331
Income before income taxes	133,657	134,216	102,081	100,155	88,195	85,629
Income tax provision	46,111	46,268	35,543	34,819	30,965	30,044
Net income	87,546	87,948	66,538	65,336	57,230	55,585

Net income per share:
Basic	$1.12	$1.12	$0.86	$0.84	$0.76	$0.73
Diluted	$1.09	$1.10	$0.84	$0.82	$0.74	$0.71

The following table reflects the impact of the restatement on the Consolidated Statements of Cash Flows (in thousands):

	Fiscal Year
	2005	2005	2004	2004	2003	2003
	(as previously reported)	(restated)	(as previously reported)	(restated)	(as previously reported)	(restated)
Selected Cash Flow Data:
Net income	$87,546	$87,948	$66,538	$65,336	$57,230	$55,585
Depreciation and amortization	45,135	45,177	35,943	35,981	28,228	28,262
Deferred income taxes	19,198	19,570	16,668	16,201	11,557	10,999
Stock-based compensation	—	826	—	1,084	—	1,183
Tax benefit related to stock options exercised	8,665	8,465	13,354	13,108	10,519	10,167
Income taxes payable	2,686	2,671	3,411	3,398	—	(12)
Other accrued expenses	26,771	25,344	25,992	26,798	19,800	21,150

There was no impact to the subtotals for the operating, investing or financing sections of the consolidated statements of cash flows, because all adjustments occurred within the operating activities component.

The following table reflects the impact of the restatement on pro forma net income including the impact of stock-based compensation.

	Fiscal Year
	2005	2005	2004	2004	2003	2003
	(as previously reported)	(restated)	(as previously reported)	(restated)	(as previously reported)	(restated)
Net income, as reported	$87,546	$87,948	$66,538	$65,336	$57,230	$55,585
Total stock-based employee compensation expense, net of taxes, included in net income, as reported	—	505	—	653	—	747
Total stock-based employee compensation expense, net of taxes, under fair value based method	(11,129)	(11,566)	(9,083)	(9,618)	(7,493)	(7,959)
Net income, pro forma	$76,417	$76,887	$57,455	$56,371	$49,737	$48,373

Basic net income per share, as reported	$1.12	$1.12	$0.86	$0.84	$0.76	$0.73
Basic net income per share, pro forma	$0.98	$0.98	$0.74	$0.73	$0.66	$0.64

Diluted net income per share, as reported	$1.09	$1.10	$0.84	$0.82	$0.74	$0.71
Diluted net income per share, pro forma	$0.96	$0.96	$0.72	$0.71	$0.64	$0.62

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

Revenue Recognition

Our revenues consist of sales from our restaurant operations and sales from our bakery operations to other foodservice operators, retailers and distributors (“bakery sales”).  Revenues from restaurant sales are recognized when payment is tendered at the point of sale.  Revenues from bakery sales to other foodservice operators, retailers and distributors are recognized upon transfer of title to customers.  We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants or on our website. We adjust our gift card liability based on historical and expected non-redemption trends.  These adjustments are classified as revenues in our consolidated statement of operations.  Our consolidated revenues are net of all intercompany eliminations.

Leases

We currently lease all of our restaurant locations.  We account for our leases under the provisions SFAS No. 13, “Accounting for Leases,” and subsequent amendments which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes.  All of our restaurant leases are classified as operating leases pursuant to the requirements of SFAS No. 13.

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

Stock-Based Compensation

We maintain performance incentive plans under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, deferred shares, performance shares and performance units may be granted to employees, consultants and non-employee directors.  To date, we have only granted non-qualified stock options under these plans. We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Historically, no compensation expense was recognized for Company-issued stock options.  As permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the Notes to the Consolidated Financial Statements.

However, as further discussed above, the Audit Committee of our Board of Directors initiated a voluntary review of our stock option granting practices from 1992 to the present.  The review encompassed all grants made under our various stock option plans in effect during this period.  Based on the results of this review, we restated our historical accounting to correct the application of the measurement date, as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” for certain grants of stock options to directors, officers and employees, resulting from administrative oversight and the date selection methods used by the Company.  The restatement adjustments were non-cash and had no impact on net cash flow.

If compensation cost for our stock options had been recognized based upon the estimated fair value on the grant date under the fair value methodology allowed by SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended, our net income and net income per share would have been as follows (in thousands, except per share data):

	Fiscal Year
	2005	2004	2003
	(restated)	(restated)	(restated)
Net income, as reported	$87,948	$65,336	$55,585
Total stock-based employee compensation expense, net of taxes, included in net income, as reported	505	653	747
Total stock-based employee compensation expense, net of taxes, under fair value based method	(11,566)	(9,618)	(7,959)
Net income, pro forma	$76,887	$56,371	$48,373

Basic net income per share, as reported	$1.12	$0.84	$0.73
Basic net income per share, pro forma	$0.98	$0.73	$0.64

Diluted net income per share, as reported	$1.10	$0.82	$0.71
Diluted net income per share, pro forma	$0.96	$0.71	$0.62

The weighted average fair value at the grant date for options issued in fiscal 2005, 2004 and 2003 was $12.80, $14.24 and $11.38 per option, respectively. For the first three quarters of fiscal 2005, we employed the binomial lattice option valuation model. Upon further review of the various valuation techniques and the relevance of our historical exercise patterns, we believe the Black-Scholes option pricing model is currently a better tool for estimating our stock-based compensation cost.  We utilized the Black-Scholes model in fiscal years 2003 and 2004, the fourth quarter of fiscal 2005 and will employ it on a go-forward basis. The fair value of options at date of grant was estimated using the following weighted average assumptions for each respective fiscal year: (a) no dividend yield on our stock, (b) expected stock price volatility of 35.57%, 44.12% and 48.91%, (c) a risk-free interest rate of 3.86%, 3.67% and 3.78%, and (d) expected option lives of 4.7 years, 6 years and 6 years. Under the binomial lattice model for the first three quarters of fiscal 2005, we used a termination rate of 0.6% and an exercise multiple of 1.35.  Compensation expense is allocated on a straight-line basis over the vesting period.

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

2.     Investments and Marketable Securities:

Investments and marketable securities consisted of (in thousands):

Classification	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Maturity

At January 3, 2006:
Current assets:
Available-for-sale securities:
Corporate debt securities	$29,922	$2	$(222)	$29,702	January 2006 to December 2006
U.S. Treasury securities	33,738	1	(219)	33,520	February 2006 to November 2006
Total	$63,660	$3	$(441)	$63,222

Other assets:
Available-for-sale securities:
Corporate debt securities	$27,861	$11	$(291)	$27,581	January 2007 to May 2010
U.S. Treasury securities	57,286	17	(1,184)	56,119	January 2007 to September 2010
Total	$85,147	$28	$(1,475)	$83,700

At December 28, 2004:
Current assets:
Available-for-sale securities:
Corporate debt securities	$21,520	$—	$(77)	$21,443	March 2005 to December 2005
U.S. Treasury securities	9,974	—	(48)	9,926	January 2005 to December 2005
Total	$31,494	$—	$(125)	$31,369

Other assets:
Available-for-sale securities:
Corporate debt securities	$48,825	$12	$(401)	$48,436	January 2006 to August 2009
U.S. Treasury securities	58,534	13	(881)	57,666	March 2006 to September 2009
Total	$107,359	$25	$(1,282)	$106,102

3.     Other Receivables:

Other receivables consisted of (in thousands):

	January 3, 2006	December 28, 2004

Landlord construction allowances	$14,803	$12,550
Receivable from third-party insurers	4,732	3,495
Accrued interest on investments	1,433	1,256
Other	5,422	5,802
Total	$26,390	$23,103

4.     Inventories:

Inventories consisted of (in thousands):

	January 3, 2006	December 28, 2004

Restaurant food and supplies	$9,026	$7,130
Bakery finished goods	7,836	1,225
Bakery raw materials	2,257	2,132
Total	$19,119	$10,487

5.     Property and Equipment:

Property and equipment consisted of (in thousands):

	January 3, 2006	December 28, 2004

Land and related improvements	$11,910	$11,910
Buildings	17,687	17,687
Leasehold improvements	489,682	382,281
Fixtures and equipment	203,866	170,917
Computer software and equipment	33,055	27,837
Restaurant smallware	15,169	12,040
Construction in progress	36,497	30,980

Property and equipment, total	807,866	653,652
Less: accumulated depreciation and amortization	(197,948)	(155,640)
Property and equipment, net	$609,918	$498,012

Repair and maintenance expenses for fiscal 2005, 2004 and 2003 were $16.2 million, $12.5 million and $10.5 million, respectively.

6.     Other Accrued Expenses:

Other accrued expenses consisted of (in thousands):

	January 3, 2006	December 28, 2004
	(restated)	(restated)
Insurance	$22,356	$18,323
Gift cards and certificates	23,728	21,976
Salaries and wages	14,332	8,649
Employee benefits	8,972	7,517
Payroll and sales taxes	9,873	6,631
Rent and related expenses	5,347	5,214
Other	10,329	10,803
Total	$94,937	$79,113

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

We recently received approval by the Superior Court of the State of California of a negotiated settlement of consolidated class action wage and hour lawsuits originally filed in December 2002 by two former hourly restaurant employees in California alleging violations of California labor laws with respect to providing meal and rest breaks.  Notices of the settlement were sent to all class members, the claims period has expired, and the administration of claims is currently in process.  A number of former and current employees also filed individual wage and hour claims, based upon alleged similar violations, directly with various offices of the California Division of Labor Standards Enforcement (“DLSE”). The DLSE claims filed by employees who joined the approved settlement also will be resolved by such settlement.  In the third quarter of 2004, we recorded a $4.5 million reserve based on an estimate of the ultimate costs, expenses and fees that may be incurred in connection with these matters.  We believe this accrual is sufficient to cover the final settlement.

Following our announcement on July 18, 2006 of the Audit Committee of our Board of Directors’ review of our historical stock option granting practices, a number of purported Company shareholders brought eight separate putative shareholder derivative actions (the “Options Derivative Actions”) against the Company, our entire Board of Directors, and certain of our current and former officers alleging that the defendants improperly dated certain historical stock option grants.  The plaintiffs in these cases, filed in Los Angeles County Superior Court and styled as Siebles v. Deitchle et al. (Case No. BC355872) (subsequently re-filed in federal court), McGee v. Overton et al. (Case No. BC355953); Rigotti v. Overton, et al. (Case No. BC356850), Cullen v. Overton, et al. (Case No. BC356851), Sachs v. Overton et al. (Case No. BC357065), and filed in United States District Court for the Central District and styled as Siebles v. Deitchle et.al. (Case No. CV06 6234), Kuhns v. Deitchle et al. (Case No. SACV06917) and Freed v. Overton et al. (Case No. CV 06 06486) contend, among other things, that the defendants’ conduct violated the California and/or federal securities laws, breached defendants’ fiduciary duties, wasted corporate assets, unjustly enriched the defendants, and caused errors in the Company’s financial statements.  The plaintiffs seek, among other things, unspecified damages and disgorgement of profits from the alleged conduct to be paid to the Company.  The plaintiffs also seek attorneys’ fees for themselves.  The Options Derivative Actions are in the preliminary stages of litigation. We intend to vigorously defend these actions.

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

8.     Income Taxes:

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year
	2005	2004	2003
	(restated)	(restated)	(restated)

Income before income taxes	$134,216	$100,155	$85,629
Income tax provision:
Current:
Federal	$21,699	$15,580	$16,603
State	5,343	3,433	3,456
Total current	27,042	19,013	20,059
Deferred	19,226	15,806	9,985
Total	$46,268	$34,819	$30,044

The following is a reconciliation between the U.S. federal statutory rate and the effective tax rate:

	Fiscal Year
	2005	2004	2003

Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and district income taxes, net of federal income tax benefit	3.9	4.2	3.5
FICA tip credit and other credits	(4.0)	(4.5)	(3.7)
Deferred compensation, manufacturing deduction and other	(0.4)	0.1	0.3
Effective tax rate	34.5%	34.8%	35.1%

Following are the temporary differences that created our deferred tax assets and liabilities (in thousands):

	January 3, 2006	December 28, 2004
	(restated)	(restated)
Current deferred tax assets/(liabilities):
Employee benefits	$3,899	$5,575
Insurance	5,772	5,113
Inventory	(5,760)	(4,165)
Net operating loss carryforwards	5,427	—
Other, net	1,001	(690)
Total	$10,339	$5,833

Noncurrent deferred tax assets/(liabilities):
Accrued rent	$12,419	$10,897
Property and equipment	(96,384)	(70,510)
Other, net	10,590	9,969
Total	$(73,375)	$(49,644)

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

11.  Stock Options:

We maintain performance incentive plans under which incentive stock options, nonqualified stock options, stock appreciation rights, restricted shares, deferred shares, performance shares and performance units may be granted to employees, consultants and non-employee directors.  To date, we have granted only non-qualified stock options under these plans.  Stock options generally vest at 20% per year, expire ten years from the date of grant, and become exercisable provided that we meet or exceed certain performance criteria approved by our Board of Directors.  Historically, no compensation expense was recognized for Company-issued stock options.  As permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the Notes to the Consolidated Financial Statements.

However, as further discussed in Note 1, the Audit Committee of our Board of Directors initiated a voluntary review of our stock option granting practices from 1992 to the present.  The review encompassed all grants made under our various stock option plans in effect during this period.  Based on the results of this review, we restated our historical accounting to correct the application of the measurement date, as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” for certain grants of stock options to directors, officers and employees, resulting from administrative oversight and the date selection methods used by the Company.  The restatement adjustments were non-cash and had no impact on net cash flow.

Transactions during fiscal 2005, 2004 and 2003 under our stock option plans were as follows (in thousands):

	Fiscal Year
	2005	2004	2003

Options outstanding at start of year	7,452	7,550	7,821
Options granted	1,435	2,003	2,003
Options exercised	(1,026)	(1,682)	(1,696)
Options cancelled	(297)	(419)	(578)
Options outstanding at end of year	7,564	7,452	7,550
Options exercisable at end of year	2,359	1,581	2,047
Options available for grant at end of year	9,836	10,974	3,408

Weighted average option exercise price information for fiscal 2005, 2004 and 2003 was as follows:

	Fiscal Year
	2005	2004	2003

Options outstanding at start of year	$19.73	$15.14	$12.43
Options granted	$32.90	$28.77	$20.89
Options exercised	$12.63	$9.55	$7.47
Options cancelled	$25.44	$21.18	$21.01
Options outstanding at end of year	$22.96	$19.73	$15.14

The following table sets forth information with respect to stock options as of January 3, 2006 (options in thousands):

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Amount Outstanding as of 01/03/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Amount Exercisable as of 01/03/06	Weighted Average Exercise Price

$ 3.58	- $16.31	1,485	4.01 years	$10.74	1,248	$10.01
$ 16.56	- $20.00	1,291	6.77	$19.19	238	$19.75
$ 20.77	- $22.55	1,262	6.56	$21.90	311	$22.21
$ 22.57	- $29.36	1,888	8.01	$27.50	381	$29.28
$ 29.45	- $32.87	1,275	9.07	$31.87	181	$32.01
$ 33.24	- $38.01	363	9.44	$35.10	—	—
$ 3.58	- $38.01	7,564	7.02	$22.96	2,359	$17.40

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

Segment information is presented below (in thousands):

	Fiscal Year
	2005	2004	2003
	(restated)	(restated)	(restated)
Revenue:
Restaurants	$1,122,153	$916,375	$731,273
Bakery	98,594	85,984	69,305
Intercompany bakery sales	(38,694)	(33,127)	(26,743)
	$1,182,053	$969,232	$773,835
Income from operations:
Restaurants	$164,837	$123,708	$106,699
Bakery	17,927	13,927	9,125
Corporate	(53,023)	(40,680)	(36,493)
	$129,741	$96,955	$79,331
Total assets:
Restaurants	$619,814	$515,574	$405,914
Bakery	44,305	28,938	27,477
Corporate	262,131	214,482	176,725
	$926,250	$758,994	$610,116
Capital expenditures:
Restaurants	$149,148	$133,358	$108,590
Bakery	11,974	3,299	1,368
Corporate	9,040	25,241	3,369
	$170,162	$161,898	$113,327
Depreciation and amortization:
Restaurants	$40,155	$32,459	$25,210
Bakery	1,862	1,492	1,385
Corporate	3,160	2,030	1,667
	$45,177	$35,981	$28,262

15.  Quarterly Financial Data (unaudited):

Summarized unaudited quarterly financial data for fiscal 2005 and 2004, is as follows (in thousands, except per share data):

Quarter Ended:	March 29, 2005	June 28, 2005	September 27, 2005	January 3, 2006
	(restated)	(restated)	(restated)	(restated)
Revenues	$268,224	$288,336	$296,873	$328,620
Income from operations	$27,777	$34,276	$34,929	$32,759
Net income	$18,726	$23,060	$23,604	$22,558
Basic net income per share (1)	$0.24	$0.29	$0.30	$0.29
Diluted net income per share (1)	$0.23	$0.29	$0.29	$0.28

Quarter Ended:	March 30, 2004	June 29, 2004	September 28, 2004	December 28, 2004
	(restated)	(restated)	(restated)	(restated)
Revenues	$220,534	$234,920	$247,683	$266,095
Income from operations	$24,177	$26,001	$18,006	$28,771
Net income	$16,426	$17,336	$12,072	$19,502
Basic net income per share (1)	$0.21	$0.22	$0.16	$0.25
Diluted net income per share (1)	$0.21	$0.22	$0.15	$0.24

Quarter Ended:	March 29, 2005	June 28, 2005	September 27, 2005	January 3, 2006
	(as previously reported)	(as previously reported)	(as previously reported)	(as previously reported)
Revenues	$268,224	$288,336	$292,807	$328,276
Income from operations	$28,145	$34,625	$32,369	$34,043
Net income	$18,959	$23,278	$21,918	$23,391
Basic net income per share (1)	$0.24	$0.30	$0.28	$0.30
Diluted net income per share (1)	$0.24	$0.29	$0.27	$0.29

Quarter Ended:	March 30, 2004	June 29, 2004	September 28, 2004	December 28, 2004
	(as previously reported)	(as previously reported)	(as previously reported)	(as previously reported)
Revenues	$220,534	$234,920	$247,683	$266,095
Income from operations	$24,468	$26,455	$18,504	$29,454
Net income	$16,593	$17,620	$12,388	$19,937
Basic net income per share (1)	$0.22	$0.23	$0.16	$0.26
Diluted net income per share (1)	$0.21	$0.22	$0.16	$0.25

(1)          Net income per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.

EXHIBIT INDEX

2.1	Form of Reorganization Agreement (1)
3.1	Certificate of Incorporation (13)
3.2	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock, $.01 Par Value (13)
3.3	Certificate of Amendment of Certificate of Incorporation (13)
3.4	Form of Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (3)
3.5	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (4)
3.6	Bylaws (2)
10.1	David Overton Employment Agreement (14)*
10.2	First Amendment to David Overton Employment Agreement (18)*
10.3	The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan (1)*
10.4	Amended and Restated Annual Performance Incentive Plan (14)*
10.5	The Cheesecake Factory Incorporated 1997 Non-Employee Director Stock Option Plan (5)*
10.6	Amendment to The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan (6)*
10.7	Debby R. Zurzolo Employment Agreement (7)*
10.8	Amended and Restated 2001 Omnibus Stock Incentive Plan (5)*
10.9	Credit Agreement (8)
10.10	First Amendment to Credit Agreement (11)
10.11	Second Amendment to Credit Agreement (18)
10.12	Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan (5)*
10.13	Executive Savings Plan (9)*
10.14	First Amendment to Executive Savings Plan (9)*
10.15	Second Amendment to Executive Savings Plan (9)*
10.16	Third Amendment to Executive Savings Plan (9)*
10.17	Indemnification Agreement (9)*
10.18	Nonqualified Stock Option Agreement under the Company’s 1997 Non-Employee Director Stock Option Plan (10)*
10.19	Nonqualified Stock Option Agreement under the Company’s 2001 Omnibus Stock Incentive Plan (10)*
10.20	Compensation for Non-Employee Directors (18)
10.21	Option Agreement dated April 22, 2005 (15)
10.22	First Amendment to Option Agreement dated as of June 28, 2005 (15)
10.23	Inducement Agreement dated as of July 27, 2005 (15)
10.24	Agreement of Purchase and Sale and Joint Escrow Instructions (16)
10.25	Peter D’Amelio Relocation Agreement (17)*
11.0	Statement Regarding Computation of Net Income Per Share
14.0	Amended and Restated Code of Ethics for Executive Officers, Senior Financial Officers and Directors (12)
21.0	List of Subsidiaries (18)
23.0	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer

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

(18)   Previously filed and incorporated by reference herein from the Registrant’s Form 10-K for the fiscal year ended January 3, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of December 2006.

THE CHEESECAKE FACTORY INCORPORATED

/s/ DAVID OVERTON
By:	David Overton
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant, in the capacities indicated.

Name	Title	Date

/s/ DAVID OVERTON	Chairman of the Board and	December 8, 2006
David Overton	Chief Executive Officer
(Principal Executive Officer)

/s/ MICHAEL J. DIXON	Senior Vice President and	December 8, 2006
Michael J. Dixon	Chief Financial Officer
(Principal Financial Officer)

/s/ CHERYL M. SLOMANN	Vice President, Controller and	December 8, 2006
Cheryl M. Slomann	Chief Accounting Officer
(Principal Accounting Officer)

/s/ THOMAS L. GREGORY	Coordinating Director	December 8, 2006
Thomas L. Gregory

/s/ WAYNE H. WHITE	Director	December 8, 2006
Wayne H. White

/s/ JEROME I. KRANSDORF	Director	December 8, 2006
Jerome I. Kransdorf

/s/ KARL L. MATTHIES	Director	December 8, 2006
Karl L. Matthies