Form 10-Q/A
period 2006-04-04
CHEESECAKE FACTORY INCORPORATED
filed 2006-12-08
CIK 887596

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

Commission File Number 0-20574

THE CHEESECAKE FACTORY INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	51-0340466
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

26901 Malibu Hills Road
Calabasas Hills, California	91301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (818) 871-3000

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

EXPLANATORY NOTE

The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we,” “us” and “our”) is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2006 (the “Original Filing”) to restate the Consolidated Balance Sheet at April 4, 2006 and the Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for the quarterly periods ended April 4, 2006 and March 29, 2005; and related disclosures.  See Note 1 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q/A for information regarding the revisions to the previously issued financial statements.

The restatement arises from results of the voluntary review of our stock option grant practices conducted by the Audit Committee of our Board of Directors with the assistance of special legal counsel, as well as management’s internal review.  While the review resulted in a conclusion that until 2002, and in some cases after, we incorrectly followed date selection methodologies that were generally limited to 30-day time windows, the Audit Committee found no evidence that any person acted with an intent to deceive or mislead, and did not recommend termination of any current Company management or the resignation of any member of our Board of Directors.  As part of the restatement process resulting from the review of our stock option granting practices, we assessed generally whether there were other matters, which should be corrected in our previously issued financial statements.  We concluded that three additional errors should be corrected.  The aggregate adjustments increased net income by $0.4 million in fiscal year 2005 and reduced net income by $1.2 million and $1.6 million in fiscal years 2004 and 2003, respectively.  Net income for the first quarter of fiscal 2006 increased by $6,000.  Diluted net income per share increased by $0.01 for the year ended January 3, 2006 and decreased by $0.02 and $0.03 for the years ended December 28, 2004 and December 30, 2003, respectively and was unchanged for the first quarter of fiscal 2006.  The restatement also resulted in a $5.2 million, or 2.8%, reduction in retained earnings as of December 31, 2002.  The restatement adjustments were non-cash and had no impact on net cash flow.  For more information on these matters, see Part I, Item 1, Note 1 of Notes to Consolidated Financial Statements.

We have also amended our Form 10-K for the fiscal year ended January 3, 2006 to restate our Consolidated Balance Sheets at January 3, 2006 and December 28, 2004; and the Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for the years ended January 3, 2006, December 28, 2004, and December 30, 2003; and related disclosures.

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

All of the information in this Form 10-Q/A is as of April 4, 2006 (unless explicitly identified as of another date) and does not reflect events or circumstances that may have occurred after the Original Filing or otherwise update disclosures (including the exhibits to the Original Filing other than Exhibits 31.1, 31.2, 32.1 and 32.2 described below), except with respect to the restatement and related matters in the following sections:

PART I

Item 1 – Financial Statements

Item 1 – Notes to Consolidated Financial Statements

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4 – Controls and Procedures

PART II

Item 1 – Legal Proceedings

Item 1A – Risk Factors

Item 6 – Exhibits

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, this Form 10-Q/A includes new Rule 13(a)-14(a)/15d-14(a) certifications as Exhibits 31.1 and 31.2, and new certifications pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 32.1 and 32.2.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
(Unaudited)

	April 4, 2006	January 3, 2006
	(restated)	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$13,024	$31,052
Investments and marketable securities	124,080	63,222
Accounts receivable	6,224	8,108
Other receivables	20,170	26,390
Inventories	21,461	19,119
Prepaid expenses	15,542	14,583
Deferred income taxes	10,469	10,339
Total current assets	210,970	172,813

Property and equipment, net	628,945	609,918

Other assets:
Marketable securities	47,936	83,700
Trademarks	2,841	2,730
Prepaid rent	37,378	38,673
Other	20,642	18,416
Total other assets	108,797	143,519

Total assets	$948,712	$926,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,591	$32,150
Income taxes payable	13,681	6,015
Other accrued expenses	81,799	94,937
Total current liabilities	120,071	133,102

Deferred income taxes	71,669	73,375
Deferred rent	37,109	35,977
Deemed landlord financing liability	30,378	26,273
Other noncurrent liabilities	12,561	10,824
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 81,166,558 and 80,910,422 issued at April 4, 2006 and January 3, 2006, respectively	812	809
Additional paid-in capital	298,302	287,080
Retained earnings	409,790	390,516
Accumulated other comprehensive loss	(1,509)	(1,235)
Treasury stock, 2,078,617 shares at cost at both April 4, 2006 and January 3, 2006	(30,471)	(30,471)
Total stockholders’ equity	676,924	646,699

Total liabilities and stockholders’ equity	$948,712	$926,250

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended April 4, 2006	Thirteen Weeks Ended March 29, 2005
	(restated)	(restated)

Revenues	$306,719	$268,224
Costs and expenses:
Cost of sales	76,948	68,918
Labor expenses	99,427	83,096
Other operating costs and expenses	72,210	61,962
General and administrative expenses	15,737	11,875
Depreciation and amortization expenses	12,404	10,203
Preopening costs	4,297	4,393
Total costs and expenses	281,023	240,447
Income from operations	25,696	27,777
Interest income, net	1,524	796
Other income, net	1,654	137
Income before income taxes	28,874	28,710
Income tax provision	9,600	9,984
Net income	$19,274	$18,726

Net income per share:
Basic	$0.24	$0.24
Diluted	$0.24	$0.23

Weighted average shares outstanding:
Basic	78,919	78,006
Diluted	80,540	79,925

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance, January 3, 2006, as restated	80,910	$809	$287,080	$390,516	$(1,235)	$(30,471)	$646,699

Comprehensive income:
Net income, as restated	—	—	—	19,274	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	(274)	—
Total comprehensive income, as restated							19,000
Issuance of common stock from stock option exercises	257	3	4,492	—	—	—	4,495
Tax benefit related to stock options exercised, as restated	—	—	1,789	—	—	—	1,789
Stock-based compensation, as restated	—	—	4,941	—	—	—	4,941

Balance, April 4, 2006, as restated	81,167	$812	$298,302	$409,790	$(1,509)	$(30,471)	$676,924

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended April 4, 2006	Thirteen Weeks Ended March 29, 2005
	(restated)	(restated)
Cash flows from operating activities:
Net income	$19,274	$18,726
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	12,404	10,203
(Gain)/loss on sale of available-for-sale securities	(4)	7
Deferred income taxes	(1,677)	(84)
Stock-based compensation	4,941	208
Tax benefit related to stock options exercised	1,789	1,345
Excess tax benefit related to stock options exercised	(909)	—
Changes in assets and liabilities:
Accounts receivable	1,884	1,957
Other receivables	6,220	2,483
Inventories	(2,342)	(3,744)
Prepaid expenses	(959)	(636)
Other	(1,103)	(3,587)
Accounts payable	(7,559)	(9,649)
Income taxes payable	7,666	7,882
Other accrued expenses	(10,332)	3,847
Cash provided by operating activities	29,293	28,958
Cash flows from investing activities:
Additions to property and equipment	(32,397)	(21,139)
Investments in available-for-sale securities	(43,558)	(15,388)
Sales of available-for-sale securities	18,035	7,619
Cash used in investing activities	(57,920)	(28,908)
Cash flows from financing activities:
Deemed landlord financing proceeds	5,346	2,314
Deemed landlord financing payments	(151)	(64)
Proceeds from exercise of employee stock options	4,495	1,960
Excess tax benefit related to stock options exercised	909	—
Cash provided by financing activities	10,599	4,210
Net change in cash and cash equivalents	(18,028)	4,260
Cash and cash equivalents at beginning of period	31,052	14,041
Cash and cash equivalents at end of period	$13,024	$18,301

Supplemental disclosures:
Interest paid	$396	$169
Income taxes paid	$1,824	$694

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

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission.  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K/A for the fiscal year ended January 3, 2006.

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

Based upon the Audit Committee’s findings, we concluded that we selected the grant date of options based upon the lowest price, generally within a 30-day window because we incorrectly believed that the applicable accounting guidance allowed us to establish the grant date within a certain window from authorization.  As a result, we incorrectly applied the measurement date, as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” with respect to certain option grants made to executive officers in fiscal years 1997 through 2001, to non-executive officers and other employees in fiscal years 1997 through 2004, and to outside directors in fiscal years 2000 and 2001.  Because we incorrectly selected grant dates which resulted in a cumulative adjustment of $5.4 million expense on an after-tax basis through fiscal 2005, we restated the Consolidated Balance Sheet at April 4, 2006 and the Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for the quarterly periods ended April 4, 2006 and March 29, 2005.  These restated financial statements are included in this Quarterly Report on Form 10-Q/A.  We also amended our Annual Report on Form 10-K for the fiscal year ended January 3, 2006 to restate the Consolidated Balance Sheets at January 3, 2006 and December 28, 2004 and the Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for the years ended January 3, 2006, December 28, 2004 and December 30, 2003.  Throughout this Form 10-Q/A, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

Correction of Other Matters

As part of the restatement process resulting from the review of our stock option granting practices, we assessed generally whether there were other matters, which should be corrected in our previously issued financial statements.  We concluded that three additional errors should be corrected.

•                  We recognize a liability upon the sale of a gift card and recognize revenue when the gift card is redeemed in our restaurants or on our website.  Beginning in 2001, we adjusted the gift card liability upon the sale of a gift card for the estimated portion of the gift card value that would not be redeemed (“breakage”).  We have now determined that the appropriate accounting is to record breakage ratably over the estimated time period that our gift cards are generally redeemed and that no breakage should be recognized until there is sufficient history to establish the estimated redemption period. As a result, we are restating the periods 2001 through the second quarter of 2005 to reverse breakage that was previously recognized since we did not have sufficient data to estimate the redemption periods.  For the third and fourth quarters of 2005, we are restating to recognize breakage both cumulatively and prospectively over a thirty-six month period based on an ability to estimate breakage due to a full cycle of redemptions being tracked since 2002.  As part of this restatement, we are also correcting our classification of breakage income.  The adjustment to the gift card liability account for breakage was previously classified as a reduction of general and administrative expenses in our consolidated statements of operations.  As part of this restatement, we are reclassifying gift card breakage to revenue.  The impact of these breakage related adjustments was an understatement of net income by $1.1 million in fiscal 2005 and an overstatement of net income by $0.4 million and $0.7 million in fiscal 2004 and 2003, respectively, and an understatement of other accrued expenses of $1.7 million and $3.4 million at January 3, 2006 and December 28, 2004, respectively.  Net income for the first quarter of fiscal 2006 was understated by $0.1 million.

•                  We previously recorded expense for our operations bonuses on a one-quarter lag. While our Consolidated Statements of Operations reflected four quarters of bonus-related expense, our Consolidated Balance Sheet did not reflect the accrued bonus liability for the most recent quarter.   The impact of this error was an overstatement of net income by $0.2 million, $0.1 million and $0.2 million in fiscal 2005, 2004 and 2003, respectively, and an understatement of other accrued expenses of $1.6 million and $1.3 million at January 3, 2006 and December 28, 2004, respectively.  Net income for the first quarter of fiscal 2006 was understated by $0.1 million.

•                  Historically, we did not amortize the cost of liquor licenses as we had considered them indefinite-lived assets.  We have now concluded that certain liquor licenses are not transferable and therefore have finite lives corresponding with the terms of the related operating lease. These non-transferable liquor licenses are now amortized over the primary lease terms of the respective leases plus any exercised extensions of those lease terms. The impact of this error was an overstatement of net income by $27,000, $25,000 and $22,000 in fiscal 2005, 2004 and 2003, respectively, and an overstatement of other assets of $0.2 million at both January 3, 2006 and December 28, 2004.  Net income for the first quarter of fiscal 2006 was overstated by $8,000.

The aggregate adjustments increased net income by $0.4 million in fiscal year 2005 and reduced net income by $1.2 million and $1.6 million in fiscal years 2004 and 2003, respectively.  Net income for the first quarter of fiscal 2006 increased by $6,000.  Diluted net income per share increased by $0.01 for the year ended January 3, 2006 and decreased by $0.02 and $0.03 for the years ended December 28, 2004 and December 30, 2003, respectively, and was unchanged for the first quarter of fiscal 2006.  The restatement also resulted in a $5.2 million, or 2.8%, reduction in retained earnings as of December 31, 2002.  The restatement adjustments were non-cash and had no impact on net cash flow.

A summary of all adjustments included in this Quarterly Report on Form 10-Q/A, is detailed below (in thousands):

	Thirteen Weeks Ended April 4, 2006	Thirteen Weeks Ended March 29, 2005
Increase/(Decrease) to Net Income:
Stock option measurement date	$(140)	$(127)
Gift card breakage	95	(61)
Operations bonus accrual	59	(38)
Liquor license amortization	(8)	(7)
Total increase/(reduction) to net income	$6	$(233)

The aggregate impact of our restatements on previously reported consolidated financial statements as of and for the quarterly period ended April 4, 2006 are summarized as follows:

The following table reflects the impact of the restatement on the Consolidated Balance Sheet (in thousands):

	April 4, 2006	April 4, 2006
	(as previously reported)	(restated)
Selected Balance Sheet Data:
Deferred income taxes	$9,939	$10,469
Total current assets	210,440	210,970
Other assets	20,884	20,642
Total other assets	109,039	108,797
Total assets	948,424	948,712
Income taxes payable	12,058	13,681
Other accrued expenses	78,738	81,799
Total current liabilities	115,387	120,071
Deferred income taxes	75,256	71,669
Additional paid-in capital	291,463	298,302
Retained earnings	417,438	409,790
Total stockholders’ equity	677,733	676,924
Total liabilities and stockholders’ equity	948,424	948,712

The following table reflects the impact of the restatement on the Consolidated Statements of Operations (in thousands, except per share data):

	Thirteen Weeks Ended April 4, 2006	Thirteen Weeks Ended April 4, 2006	Thirteen Weeks Ended March 29, 2005	Thirteen Weeks Ended March 29, 2005
	(as previously reported)	(restated)	(as previously reported)	(restated)
Selected Statement of Operations Data:
Revenues	$306,366	$306,719	$268,224	$268,224
Labor expenses	99,334	99,427	83,019	83,096
Other operating costs and expenses	72,257	72,210	61,947	61,962
General and administrative expenses	15,409	15,737	11,609	11,875
Depreciation and amortization expenses	12,393	12,404	10,193	10,203
Total costs and expenses	280,638	281,023	240,079	240,447
Income from operations	25,728	25,696	28,145	27,777
Income before income taxes	28,906	28,874	29,078	28,710
Income tax provision	9,638	9,600	10,119	9,984
Net income	19,268	19,274	18,959	18,726

Net income per share:
Basic	$0.24	$0.24	$0.24	$0.24
Diluted	$0.24	$0.24	$0.24	$0.23

The following table reflects the impact of the restatement on the Consolidated Statements of Cash Flows (in thousands):

	Thirteen Weeks Ended April 4, 2006	Thirteen Weeks Ended April 4, 2006	Thirteen Weeks Ended March 29, 2005	Thirteen Weeks Ended March 29, 2005
	(as previously reported)	(restated)	(as previously reported)	(restated)
Selected Cash Flow Data:
Net income	$19,268	$19,274	$18,959	$18,726
Depreciation and amortization	12,393	12,404	10,193	10,203
Deferred income taxes	—	(1,677)	23	(84)
Stock-based compensation	4,690	4,941	—	208
Tax benefit related to stock options	1,854	1,789	1,370	1,345
Excess tax benefit related to stock options exercised	(933)	(909)	—	—
Income taxes payable	5,961	7,666	7,886	7,882
Other accrued expenses	(10,101)	(10,332)	3,696	3,847
Cash provided by operating activities	29,269	29,293	28,958	28,958
Excess tax benefit related to stock options exercised	933	909	—	—
Cash provided by financing activities	10,623	10,599	4,210	4,210

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

However, as further discussed above, the Audit Committee of our Board of Directors initiated a voluntary review of our stock option granting practices from 1992 to the present.  The review encompassed all grants made under our various stock option plans in effect during this period.  Based on the results of this review, we restated our historical accounting to correct the application of the measurement date, as defined in APB Opinion No. 25, for certain grants of stock options to directors, officers and employees, resulting from administrative oversight and the date selection methods used by the Company.  The restatement adjustments were non-cash and had no impact on net cash flow.

Effective January 4, 2006, we adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for: 1) expense related to the remaining unvested portion of all stock option awards granted prior to January 4, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) expense related to all stock option awards granted on or subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which is then amortized on a straight-line basis over the requisite service period.  See Note 4 of the Notes to Consolidated Financial Statements in this Form 10-Q/A for further discussion of stock-based compensation.

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

In November 2005, the FASB issued Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“FSP 115-1”) which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005.  We adopted FSP 115-1 on January 4, 2006 and included the required disclosures in Note 2 of Notes to the Consolidated Financial Statements in this Form 10-Q/A.  There was no impact to our consolidated financial statements.

2. Investments and Marketable Securities

Investments and marketable securities, consisted of the following as of April 4, 2006 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Maturity
Classification

Current assets:
Available-for-sale securities:
Corporate debt securities	$49,272	$5	$(338)	$48,939	April 2006 to April 2007
U.S. government agency obligations	76,085	—	(944)	75,141	April 2006 to March 2007
Total	$125,357	$5	$(1,282)	$124,080

Other assets:
Available-for-sale securities:
Corporate debt securities	$21,867	$5	$(304)	$21,568	April 2007 to January 2011
U.S. government agency obligations	27,110	—	(742)	26,368	August 2007 to September 2010
Total	$48,977	$5	$(1,046)	$47,936

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

As a result of adopting SFAS 123R, the impact to the Consolidated Statement of Operations for the quarter ended April 4, 2006 on income before income taxes and net income was $4.6 million and $3.0 million, respectively, and $0.04 on both basic and diluted earnings per share.  Capitalized stock-based compensation at April 4, 2006 was $0.4 million, and was included in property and equipment, net and other assets on the Consolidated Balance Sheet.  In addition, prior to the adoption of SFAS 123R, we presented the tax benefit resulting from the exercise of stock options as operating cash inflows in the Consolidated Statements of Cash Flows.  Upon the adoption of SFAS 123R, the excess tax benefits for those options are classified as financing cash inflows.

The pro forma table below reflects net income and basic and diluted net income per share for the first quarter of fiscal 2005, had we applied the fair value recognition provisions of SFAS 123 (in thousands, except per share data):

Thirteen Weeks Ended March 29, 2005
(restated)
Net income, as reported	$18,726
Total stock-based compensation expense included in net income, as reported	127
Total stock-based compensation expense, net of taxes, under the fair value method	(2,862)
Net income, pro forma	$15,991

Basic net income per share, as reported	$0.24
Basic net income per share, pro forma	$0.20

Diluted net income per share, as reported	$0.23
Diluted net income per share, pro forma	$0.20

Pro forma disclosure for the quarter ended April 4, 2006 is not presented because the amounts are recognized in the consolidated financial statements.

The weighted average fair value at the grant date for options issued in the first quarter of fiscal 2006 and 2005 was $12.88 and $12.57 per option, respectively.  For the first three quarters of fiscal 2005, we employed the binomial lattice option valuation model. Upon further review of the various valuation techniques and the relevance of our historical exercise patterns, we believe the Black-Scholes option pricing model is currently a better tool for estimating our stock-based compensation cost.  We utilized the Black-Scholes model beginning with the fourth quarter of fiscal 2005 and will employ it on a go-forward basis.  The fair value of options at date of grant was estimated using the following weighted average assumptions for the first quarter of fiscal 2006 and 2005, respectively: (a) no dividend yield on our stock, (b) expected stock price volatility of 33.0 % and 37.4%, (c) a risk-free interest rate of 4.3% and a range of 2.8% to 4.4%, and (d) an expected option term of 4.75 years under the Black-Scholes model for the first quarter of 2006. Under the binomial lattice model for the first quarter of fiscal 2005, we used a termination rate of 0.6% and an exercise multiple of 1.35.

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar options, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.  Expected stock price volatility is based on a combination of the historical volatility of our stock and the implied volatility of actively traded options on our common stock.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. We have not paid dividends in the past and do not currently plan to pay any dividends in the near future.

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

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on April 4, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on April 4, 2006.  This amount changes based on the fair market value of our stock.  Total intrinsic value of options exercised for the thirteen weeks ended April 4, 2006 was $4.7 million.  As of April 4, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $46 million, which is expected to be recognized over a weighted average period of approximately 2.3 years.  As of April 4, 2006 there were 8.9 million shares of common stock available for issuance pursuant to future stock option grants.

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

(In thousands, except per share data)	Thirteen Weeks Ended April 4, 2006	Thirteen Weeks Ended March 29, 2005
	(restated)	(restated)
Net Income per Common Share–Basic:
Weighted average shares outstanding	78,919	78,006
Net income	$19,274	$18,726
Net income per share–basic	$0.24	$0.24

Net Income per Common Share–Diluted:
Weighted average shares outstanding	78,919	78,006
Effect of dilutive stock options	1,621	1,919
Weighted average shares outstanding–diluted	80,540	79,925
Net income	$19,274	$18,726
Net income per share–diluted	$0.24	$0.23

Shares of common stock equivalents of approximately 2.4 million for the thirteen weeks ended April 4, 2006 were not included in the diluted calculation because they were anti-dilutive.

6.  Comprehensive Income

Comprehensive income consisted of (in thousands):

	Thirteen Weeks Ended April 4, 2006	Thirteen Weeks Ended March 29, 2005
	(restated)	(restated)
Net income	$19,274	$18,726
Net unrealized loss on available-for-sale securities	(274)	(685)
Total	$19,000	$18,041

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

Following our announcement on July 18, 2006 of the Audit Committee’s review of our historical stock option granting practices, a number of purported Company shareholders brought eight separate putative shareholder derivative actions (the “Options Derivative Actions”) against the Company, our entire Board of Directors, and certain of our current and former officers alleging that the defendants improperly dated certain historical stock option grants.  The plaintiffs in these cases, filed in Los Angeles County Superior Court and styled as Siebles v. Deitchle et al. (Case No. BC355872) (subsequently re-filed in federal court), McGee v. Overton et al. (Case No. BC355953); Rigotti v. Overton, et al. (Case No. BC356850), Cullen v. Overton, et al. (Case No. BC356851), Sachs v. Overton et al. (Case No. BC357065), and filed in United States District Court for the Central District and styled as Siebles v. Deitchle et.al. (Case No. CV06 6234), Kuhns v. Deitchle et al. (Case No. SACV06917) and Freed v. Overton et al. (Case No. CV 06 06486) contend, among other things, that the defendants’ conduct violated the California and/or federal securities laws, breached defendants’ fiduciary duties, wasted corporate assets, unjustly enriched the defendants, and caused errors in the Company’s financial statements.  The plaintiffs seek, among other things, unspecified damages and disgorgement of profits from the alleged conduct to be paid to the Company.  The plaintiffs also seek attorneys’ fees for themselves.  The Options Derivative Actions are in the preliminary stages of litigation. We intend to vigorously defend these actions.

We are subject to various legal proceedings that are discussed in our Annual Report on Form 10-K/A for the fiscal year ended January 3, 2006.

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

Segment information is presented below (in thousands):

	Thirteen Weeks Ended April 4, 2006	Thirteen Weeks Ended March 29, 2005
	(restated)	(restated)
Revenue:
Restaurants	$293,837	$254,790
Bakery	22,346	22,324
Intercompany bakery sales	(9,464)	(8,890)
Total	$306,719	$268,224

Income from operations:
Restaurants	$39,957	$35,744
Bakery	3,038	3,882
Corporate	(17,299)	(11,849)
Total	$25,696	$27,777
Depreciation and amortization:
Restaurants	$11,175	$9,029
Bakery	477	435
Corporate	752	739
Total	$12,404	$10,203

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain information included in this Form 10-Q/A and other materials filed or to be filed by us with the Securities and Exchange Commission, in press releases and other written communications and in oral or written statements made by or with the approval of one of our authorized officers, may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters.  Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify forward-looking statements.  These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the “Act”).

In connection with the “safe harbor” provisions of the Act, we have identified and filed important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf (see Part I, Item 1A, “Risk Factors” included in our Form 10-K/A for the fiscal year ended January 3, 2006). These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

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

Based upon the Audit Committee’s findings, we concluded that we selected the grant date of options based upon the lowest price, generally within a 30-day window because we incorrectly believed that the applicable accounting guidance allowed us to establish the grant date within a certain window from authorization.  As a result, we incorrectly applied the measurement date, as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” with respect to certain option grants made to executive officers in fiscal years 1997 through 2001, to non-executive officers and other employees in fiscal years 1997 through 2004, and to outside directors in fiscal years 2000 and 2001.  Because we incorrectly selected grant dates which resulted in a cumulative adjustment of $5.4 million expense on an after-tax basis through fiscal 2005, we restated the Consolidated Balance Sheet at April 4, 2006 and the Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for the quarterly periods ended April 4, 2006 and March 29, 2005.  These restated financial statements are included in this Quarterly Report on Form 10-Q/A.  We also amended our Annual Report on Form 10-K for the fiscal year ended January 3, 2006 to restate the Consolidated Balance Sheets at January 3, 2006 and December 28, 2004 and the Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for the years ended January 3, 2006, December 28, 2004 and December 30, 2003.  Throughout this Form 10-Q/A, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.  We did not amend and do not intend to amend any other previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods prior to January 1, 2003.

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

•                  We recognize a liability upon the sale of a gift card and recognize revenue when the gift card is redeemed in our restaurants or on our website.  Beginning in 2001, we adjusted the gift card liability upon the sale of a gift card for the estimated portion of the gift card value that would not be redeemed (“breakage”).  We have now determined that the appropriate accounting is to record breakage ratably over the estimated time period that our gift cards are generally redeemed and that no breakage should be recognized until there is sufficient history to establish the estimated redemption period. As a result, we are restating the periods 2001 through the second quarter of 2005 to reverse breakage that was previously recognized since we did not have sufficient data to estimate the redemption periods.  For the third and fourth quarters of 2005, we are restating to recognize breakage both cumulatively and prospectively over a thirty-six month period based on an ability to estimate breakage due to a full cycle of redemptions being tracked since 2002.  As part of this restatement, we are also correcting our classification of breakage income.  The adjustment to the gift card liability account for breakage was previously classified as a reduction of general and administrative expenses in our consolidated statements of operations.  As part of this restatement, we are reclassifying gift card breakage to revenue.  The impact of these breakage related adjustments was an understatement of net income by $1.1 million in fiscal 2005 and an overstatement of net income by $0.4 million and $0.7 million in fiscal 2004 and 2003, respectively, and an understatement of other accrued expenses of $1.7 million and $3.4 million at January 3, 2006 and December 28, 2004, respectively.  Net income for the first quarter of fiscal 2006 was understated by $0.1 million.

•                  We previously recorded expense for our operations bonuses on a one-quarter lag. While our Consolidated Statement of Operations reflected four quarters of bonus-related expense, our Consolidated Balance Sheet did not reflect the accrued bonus liability for the most recent quarter.   The impact of this error was an overstatement of net income by $0.2 million, $0.1 million and $0.2 million in fiscal 2005, 2004 and 2003, respectively, and an understatement of other accrued expenses of $1.6 million and $1.3 million at January 3, 2006 and December 28, 2004, respectively.  Net income for the first quarter of fiscal 2006 was understated by $0.1 million.

•                  Historically we did not amortize the cost of liquor licenses as we had considered them indefinite-lived assets.  We have now concluded that certain liquor licenses are not transferable and therefore have finite lives corresponding with the terms of the related operating lease. These non-transferable liquor licenses are now amortized over the primary lease terms of the respective leases plus any exercised extensions of those lease terms. The impact of this error was an overstatement of net income by $27,000, $25,000 and $22,000 in fiscal 2005, 2004 and 2003, respectively, and an overstatement of other assets of $0.2 million at both January 3, 2006 and December 28, 2004.  Net income for the first quarter of fiscal 2006 was overstated by $8,000.

The aggregate adjustments increased net income by $0.4 million in fiscal year 2005 and reduced net income by $1.2 million and $1.6 million in fiscal years 2004 and 2003, respectively.  Net income for the first quarter of fiscal 2006 increased by $6,000.  Diluted net income per share increased by $0.01 for the year ended January 3, 2006 and decreased by $0.02 and $0.03 for the years ended December 28, 2004 and December 30, 2003, respectively, and was unchanged for the first quarter of fiscal 2006.  The restatement also resulted in a $5.2 million, or 2.8%, reduction in retained earnings as of December 31, 2002.  The restatement adjustments were non-cash and had no impact on net cash flow.

General

This discussion and analysis should be read in conjunction with our interim unaudited consolidated financial statements and related notes included in this Form 10-Q/A and the audited consolidated financial statements and related notes thereto included in our Form 10-K/A for the fiscal year ended January 3, 2006.  The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

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

Results of Operations

The following table sets forth, for the periods indicated, our Consolidated Statements of Operations expressed as percentages of total revenues.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.  The thirteen weeks ended April 4, 2006 included $4.6 million, or 1.5% of revenues, of stock-based compensation expense related to our fiscal 2006 adoption of SFAS 123R.  This amount impacted labor expenses and general and administrative expenses by 0.5% and 0.9%, respectively.  Other operating costs and expenses and preopening costs were impacted by 0.1% on a combined basis.

	Thirteen Weeks Ended April 4, 2006	Thirteen Weeks Ended March 29, 2005
	(restated)	(restated)

Revenues	100.0%	100.0%
Costs and expenses:
Cost of sales	25.1	25.7
Labor expenses	32.4	31.0
Other operating costs and expenses	23.5	23.1
General and administrative expenses	5.1	4.4
Depreciation and amortization expenses	4.1	3.8
Preopening costs	1.4	1.6
Total costs and expenses	91.6	89.6
Income from operations	8.4	10.4
Interest income, net	0.5	0.3
Other income, net	0.5	0.0
Income before income taxes	9.4	10.7
Income tax provision	3.1	3.7
Net income	6.3%	7.0%

Thirteen Weeks Ended April 4, 2006 Compared to Thirteen Weeks Ended March 29, 2005

Revenues

Revenues increased 14% to $306.7 million for the thirteen weeks ended April 4, 2006 compared to $268.2 million for the thirteen weeks ended March 29, 2005.

Restaurant sales increased 15% to $293.8 million compared to $254.8 million for the same period of the prior year.  The resulting sales increase of $39.0 million consisted of a $2.8 million, or a 1.3% decrease, in comparable restaurant sales and $41.8 million increase from restaurants not in the comparable sales base.  Comparable sales were negatively impacted as two significant revenue-generating holidays, New Year’s and Easter week, were not included in the first quarter of 2006.  Both of these holidays occurred in the first quarter of the prior year.  We estimate that the impact of this calendar shift on comparable sales for the first quarter of 2006 was approximately $4.5 million.

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

During 2006, our goal is to open as many as 21 restaurants, including two to three Grand Lux Cafes. Two new Cheesecake Factory restaurants were opened during the first quarter of fiscal 2006.  Although it is difficult for us to predict the timing of our new restaurant openings by quarter, due to the nature of our leased restaurant locations and our highly customized layouts, our current plans call for two new restaurant openings in the second quarter, five to six in the third quarter and eleven to twelve in the fourth quarter.  Based on this opening schedule, we plan to achieve approximately 20% square footage growth in fiscal 2006.  However, since many of these openings are late in the year, we will not realize their full benefit until fiscal 2007. We currently project our operating week growth in fiscal 2006 compared to fiscal 2005 on a 52-week basis to be approximately 17%.

We presently update and reprint the menus in our restaurants twice a year. For Cheesecake Factory restaurants, these updates generally occur during January and February (the “winter menu change”) and during July and August (the “summer menu change”). For our 2006 winter menu change, we implemented an approximate 1% effective menu price increase for the purpose of offsetting those operating cost and expense increases that were known or expected as of January 2006. We plan to review our operating cost and expense trends in the spring of 2006 and consider the need for additional menu pricing in connection with our 2006 summer menu change.  All potential menu price increases must be carefully considered in light of their ultimate acceptability by our restaurant guests.  Additionally, other factors outside of our control, such as inclement weather, holidays, general economic and competitive conditions and other factors referenced in the Annual Report on Form 10-K/A for the year ended January 3, 2006 can impact comparable sales comparisons. Accordingly, there can be no assurance that increases in comparable sales will be achieved.

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

We strive to develop and maintain long-term, growing relationships with our bakery customers, based largely on our 33-year reputation for producing high quality, creative baked desserts.  However, bakery sales volumes will always be less predictable than our restaurant sales.  It is difficult to predict the timing of bakery product shipments and contribution margins on a quarterly basis.  Additionally, the purchasing plans of our large-account customers may fluctuate from quarter to quarter.  Due to the highly competitive nature of the bakery business, we are unable to enter into long-term contracts with our large-account bakery customers, who may discontinue purchasing our products without advance notice at any time for any reason.  Our objective for 2006 is to grow bakery sales in the range of 8% to 10% for the year.

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

Labor Expenses

Labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, increased 20% to $99.4 million for the thirteen weeks ended April 4, 2006 compared to $83.1 million for the same period of the prior year.  This increase was principally due to the impact of new restaurant openings.  As a percentage of revenues, labor expenses increased to 32.4% versus 31.0% for the comparable period last year.  The thirteen weeks ended April 4, 2006 included $1.6 million, or 0.5% of revenues, of stock-based compensation expense related to our fiscal 2006 adoption of SFAS 123R.  The remaining increase was primarily due the calendar shift of the New Year’s and Easter holidays, which benefited prior year first quarter revenues.  While we manage our labor judiciously to adapt to revenue fluctuations, we expect de-leveraging of labor costs at lower sales levels as we are committed to delivering the level of service our guests expect while still achieving reasonable labor costs.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses.  Other operating costs and expenses increased 16% to $72.2 million for the thirteen weeks ended April 4, 2006 compared to $62.0 million for the same period of the prior year.  This increase was principally attributable to the 14% increase in revenues.  As a percentage of revenues, other operating costs and expenses increased to 23.5% for the thirteen weeks ended April 4, 2006 versus 23.1% for the same period of fiscal 2005.  Increased costs for natural gas used by our restaurants accounted for the majority of this increase.  We currently expect the increased level of natural gas costs to continue throughout fiscal 2006.  The first quarter of 2006 included $0.1 million of stock-based compensation expense.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased 32% to $15.7 million for the thirteen weeks ended April 4, 2006 compared to $11.9 million for the same period of fiscal 2005.  As a percentage of total revenues, G&A expenses increased to 5.1% for the thirteen weeks ended April 4, 2006 versus 4.4% for the same period of fiscal 2005.  This percentage increase was principally due to the addition of $2.8 million, or 0.9% of revenues, in stock-based compensation expense in the first quarter of fiscal 2006.

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

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased 22% to $12.4 million for the thirteen weeks ended April 4, 2006 compared to $10.2 million for the thirteen weeks ended March 29, 2005.  This increase was principally due to property and equipment additions associated with new restaurant openings.  As a percentage of total revenues, depreciation and amortization increased to 4.1% for the thirteen weeks ended April 4, 2006 compared to 3.8% for the same period of fiscal 2005.

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

Interest Income, Net, Other Income and Income Tax Provision

Interest income, net, increased to $1.5 million for the thirteen weeks ended April 4, 2006 compared to $0.8 million for the comparable prior year period due to higher investments in available-for-sale securities and an increase in the general level of interest rates.  We generally invest our excess cash balances in U.S Treasury and Agency securities, investment grade corporate debt securities rated “A” or better and money market mutual funds.  In addition, we recorded interest expense of approximately $0.4 million for the thirteen weeks ended April 4, 2006 versus $0.2 million for the comparable prior year period associated with landlord construction allowances deemed to be financing in accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction.” (See Notes to Consolidated Financial Statements included in our Form 10-K/A for the fiscal year ended January 3, 2006).

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

Our effective income tax rate was 33.2% for the thirteen weeks ended April 4, 2006 compared with 34.8% for the comparable prior year period.  We recognized a $0.5 million benefit in the current quarter income tax provision related to the resolution of certain income tax liabilities.  We currently estimate our effective tax rate for the remainder of fiscal 2006 to be 34.9%.  However, the actual effective tax rate for may be different than our current estimate due to actual revenues, pretax income and tax credits achieved during the year.

Liquidity and Capital Resources

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in millions):

	April 4, 2006	January 3, 2006
	(restated)	(restated)
Cash and marketable securities on hand	$185.0	$178.0
Net working capital	$90.9	$39.7
Adjusted net working capital (1)	$138.8	$123.4
Current ratio	1.8:1	1.3:1
Adjusted current ratio (1)	2.2:1	1.9:1
Long-term debt, including current portion (2)	$31.7	$26.9

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
	(restated)
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

We maintain a $35 million revolving credit and term loan facility (the “Credit Facility”), which expires on December 31, 2008. As of April 28, 2006, there were no borrowings outstanding under the Credit Facility.  A portion of the Credit Facility, $15.2 million, has been reserved to support standby letters of credit for our self-insurance programs.  Borrowings under the Credit Facility will bear interest at variable rates based, at our option, on either the prime rate of interest, the lending institution’s cost of funds plus 0.75%, or the applicable LIBOR rate plus 0.75%.  Upon expiration of the Credit Facility, a maximum of $35 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates.  The Credit Facility is not collateralized and requires us to maintain certain financial ratios and to observe certain restrictive covenants, such as maintaining a minimum effective tangible net worth balance, with respect to the conduct of our operations.  We were in compliance with these covenants at April 4, 2006.

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

With the adoption of SFAS 123R at the beginning of fiscal 2006, we have modified the “Stock-Based Compensation” section of our critical accounting policies from the previous disclosure included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K/A for the fiscal year ended January 3, 2006 as follows:

Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of SFAS 123R.  We use the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions.  These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimated fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of operations.  See Note 4 of the Notes to Consolidated Financial Statements in this Form 10-Q/A for further discussion of stock-based compensation.

There have been no material changes to the other critical accounting policies previously reported in our Annual Report on Form 10-K/A for the fiscal year ended January 3, 2006.

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

In November 2005, the FASB issued Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“FSP 115-1”) which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005.  We adopted FSP 115-1 on January 4, 2006 and included the required disclosures in Note 2 of Notes to the Consolidated Financial Statements in this Form 10-Q/A.  There was no impact to our consolidated financial statements.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 4, 2006.

Management’s Consideration of the Restatement

In coming to the conclusion that our disclosure controls and procedures and our internal control over financial reporting were effective as of April 4, 2006, our management considered, among other things, the restatement of our financial statements (See the related disclosures in Note 1 of Notes to Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q/A).  In reaching a conclusion that the restatement related to errors in stock option accounting did not result in a conclusion that a material weakness existed at January 3, 2006 and that our disclosure controls and procedures, including internal control over financial reporting, were effective as of that date, we considered the following: (i) the design control deficiencies surrounding the stock option granting process that were identified only affected periods prior to January 3, 2006 and were remediated and operating effectively at January 3, 2006 and (ii) there were no stock option adjustments that originated after fiscal 2004.

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

Following our announcement on July 18, 2006 of the Audit Committee’s review of our historical stock option granting practices, a number of purported Company shareholders brought eight separate putative shareholder derivative actions (the “Options Derivative Actions”) against the Company, our entire Board of Directors, and certain of our current and former officers alleging that the defendants improperly dated certain historical stock option grants.  The plaintiffs in these cases, filed in Los Angeles County Superior Court and styled as Siebles v. Deitchle et al. (Case No. BC355872) (subsequently re-filed in federal court), McGee v. Overton et al. (Case No. BC355953); Rigotti v. Overton, et al. (Case No. BC356850), Cullen v. Overton, et al. (Case No. BC356851), Sachs v. Overton et al. (Case No. BC357065), and filed in United States District Court for the Central District and styled as Siebles v. Deitchle et.al. (Case No. CV06 6234), Kuhns v. Deitchle et al. (Case No. SACV06917) and Freed v. Overton et al. (Case No. CV 06 06486) contend, among other things, that the defendants’ conduct violated the California and/or federal securities laws, breached defendants’ fiduciary duties, wasted corporate assets, unjustly enriched the defendants, and caused errors in the Company’s financial statements.  The plaintiffs seek, among other things, unspecified damages and disgorgement of profits from the alleged conduct to be paid to the Company.  The plaintiffs also seek attorneys’ fees for themselves.  The Options Derivative Actions are in preliminary stages of litigation. We intend to vigorously defend these actions.

We are subject to various legal proceedings that are discussed in our Annual Report on Form 10-K/A for the fiscal year ended January 3, 2006.

Item 1A.  Risk Factors

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K/A for the fiscal year ended January, 3 2006 filed with the Securities and Exchange Commission.  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

Item 6.  Exhibits

Exhibit 2.1	Form of Reorganization Agreement (1)

Exhibit 3.1	Certificate of Incorporation (2)

Exhibit 3.2	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock, $.01 Par Value (2)

Exhibit 3.3	Certificate of Amendment of Certificate of Incorporation (2)

Exhibit 3.4	Form of Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (3)

Exhibit 3.5	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (4)

Exhibit 3.6	Bylaws (5)

Exhibit 10.1	Performance Incentive Targets (6)

Exhibit 10.2	Form of Employment Agreements with Debby R. Zurzolo, Michael J. Dixon, Peter J. D’Amelio and Max S. Byfuglin (7)

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1                       Previously filed and incorporated by reference herein from the Registrant’s Registration Statement on Form S-1 (No. 33-47936).

2.                    Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended June 28, 2005.

3.       Previously filed and incorporated by reference herein from the Registrant’s Form 8-A dated August 19, 1998.

4.                    Previously filed and incorporated by reference herein from the Registrant’s post-effective Amendment No. 1 to its Registration Statement on Form 8-A.

5.                    Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended September 30, 2003.

6.       Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed March 17, 2006.

7.       Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed March 28, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 8, 2006	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ MICHAEL J. DIXON
Michael J. Dixon Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
2.1	Form of Reorganization Agreement (1)

3.1	Certificate of Incorporation (2)

3.2	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock, $.01 Par Value (2)

3.3	Certificate of Amendment of Certificate of Incorporation (2)

3.4	Form of Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (3)

3.5	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (4)

3.6	Bylaws (5)

10.1	Performance Incentive Targets (6)

10.2	Form of Employment Agreement with Debby R. Zurzolo, Michael J. Dixon, Peter J. D’Amelio and Max S. Byfuglin (7)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1                       Previously filed and incorporated by reference herein from the Registrant’s Registration Statement on Form S-1 (No. 33-47936).

2.                    Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended June 28, 2005.

3.       Previously filed and incorporated by reference herein from the Registrant’s Form 8-A dated August 19, 1998.

4.                    Previously filed and incorporated by reference herein from the Registrant’s post-effective Amendment No. 1 to its Registration Statement on Form 8-A.

5.                    Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended September 30, 2003.

6.       Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed March 17, 2006.

7.       Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed March 28, 2006.