Form 10-Q
period 2006-07-04
CHEESECAKE FACTORY INCORPORATED
filed 2006-12-08
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2006

or

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

Yes ☐  No ☒

As of December 1, 2006, 77,817,118 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	July 4, 2006	January 3, 2006
		(restated)
ASSETS
Current assets:
Cash and cash equivalents	$20,599	$31,052
Investments and marketable securities	87,259	63,222
Accounts receivable	6,117	8,108
Other receivables	20,602	26,390
Inventories	23,649	19,119
Prepaid expenses	14,827	14,583
Deferred income taxes	10,473	10,339
Total current assets	183,526	172,813

Property and equipment, net	645,498	609,918

Other assets:
Marketable securities	42,585	83,700
Trademarks	2,897	2,730
Prepaid rent	43,219	38,673
Other	21,304	18,416

Total other assets	110,005	143,519

Total assets	$939,029	$926,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,648	$32,150
Income taxes payable	11,218	6,015
Other accrued expenses	83,892	94,937
Total current liabilities	123,758	133,102

Deferred income taxes	69,969	73,375
Deferred rent	38,248	35,977
Deemed landlord financing liability	35,324	26,273
Other noncurrent liabilities	12,846	10,824
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 81,362,736 and 80,910,422 issued at July 4, 2006 and January 3, 2006, respectively	814	809
Additional paid-in capital	306,737	287,080
Retained earnings	433,235	390,516
Accumulated other comprehensive loss	(1,437)	(1,235)
Treasury stock, 3,627,217 and 2,078,617 shares at cost at July 4, 2006 and January 3, 2006, respectively	(80,465)	(30,471)

Total stockholders’ equity	658,884	646,699

Total liabilities and stockholders’ equity	$939,029	$926,250

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended July 4, 2006	Thirteen Weeks Ended June 28, 2005	Twenty-Six Weeks Ended July 4, 2006	Twenty-Six Weeks Ended June 28, 2005
		(restated)		(restated)

Revenues	$322,573	$288,336	$629,292	$556,560

Costs and expenses:
Cost of sales	80,374	74,357	157,322	143,275
Labor expenses	102,236	89,859	201,663	172,955
Other operating costs and expenses	74,129	64,439	146,339	126,401
General and administrative expenses	16,769	12,624	32,506	24,499
Depreciation and amortization expenses	12,990	10,654	25,394	20,857
Preopening costs	3,250	2,127	7,547	6,520

Total costs and expenses	289,748	254,060	570,771	494,507

Income from operations	32,825	34,276	58,521	62,053
Interest income, net	977	928	2,501	1,724
Other income, net	147	149	1,801	286

Income before income taxes	33,949	35,353	62,823	64,063
Income tax provision	10,504	12,293	20,104	22,277

Net income	$23,445	$23,060	$42,719	$41,786

Net income per share:
Basic	$0.30	$0.29	$0.54	$0.53
Diluted	$0.30	$0.29	$0.53	$0.52

Weighted average shares outstanding:
Basic	78,221	78,211	78,570	78,108
Diluted	79,467	80,067	79,994	79,998

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance, January 3, 2006, as restated	80,910	$809	$287,080	$390,516	$(1,235)	$(30,471)	$646,699

Comprehensive income:
Net income	—	—	—	42,719	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	(202)	—
Total comprehensive income							42,517
Issuance of common stock from stock option exercises	453	5	7,089	—	—	—	7,094
Tax benefit related to stock options exercised	—	—	3,098	—	—	—	3,098
Stock-based compensation	—	—	9,470	—	—	—	9,470
Purchase of treasury stock	—	—	—	—	—	(49,994)	(49,994)

Balance, July 4, 2006	81,363	$814	$306,737	$433,235	$(1,437)	$(80,465)	$658,884

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended July 4, 2006	Twenty-Six Weeks Ended June 28, 2005
		(restated)
Cash flows from operating activities:
Net income	$42,719	$41,786
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	25,394	20,857
Loss on sale of available-for-sale securities	6	11
Gain on asset sale	(1)	—
Deferred income taxes	(3,419)	(136)
Stock-based compensation	9,470	434
Tax benefit related to stock options exercised	3,098	4,512
Excess tax benefit related to stock options exercised	(1,730)	—
Changes in assets and liabilities:
Accounts receivable	1,991	3,015
Other receivables	5,788	3,814
Inventories	(4,530)	(6,760)
Prepaid expenses	(244)	519
Other	(7,724)	(3,924)
Accounts payable	(3,502)	(6,905)
Income taxes payable	5,203	7,541
Other accrued expenses	(6,877)	9,369
Cash provided by operating activities	65,642	74,133

Cash flows from investing activities:
Additions to property and equipment	(61,879)	(59,118)
Investments in available-for-sale securities	(49,843)	(37,801)
Sales of available-for-sale securities	66,594	25,027
Cash used in investing activities	(45,128)	(71,892)

Cash flows from financing activities:
Deemed landlord financing proceeds	10,522	5,041
Deemed landlord financing payments	(319)	(140)
Proceeds from exercise of employee stock options	7,094	7,171
Purchase of treasury stock	(49,994)	(3,986)
Excess tax benefit related to stock options exercised	1,730	—
Cash provided by financing activities	(30,967)	8,086
Net change in cash and cash equivalents	(10,453)	10,327
Cash and cash equivalents at beginning of period	31,052	14,041
Cash and cash equivalents at end of period	$20,599	$24,368

Supplemental disclosures:
Interest paid	$835	$368
Income taxes paid	$15,313	$10,214

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

Based upon the Audit Committee’s findings, we concluded that we selected the grant date of options based upon the lowest price, generally within a 30-day window because we incorrectly believed that the applicable accounting guidance allowed us to establish the grant date within a certain window from authorization.  As a result, we incorrectly applied the measurement date, as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” with respect to certain option grants made to executive officers in fiscal years 1997 through 2001, to non-executive officers and other employees in fiscal years 1997 through 2004, and to outside directors in fiscal years 2000 and 2001.  Because we incorrectly selected grant dates which resulted in a cumulative adjustment of $5.4 million expense on an after-tax basis through fiscal 2005, we amended our Annual Report on Form 10-K for the fiscal year ended January 3, 2006 to restate the Consolidated Balance Sheets at January 3, 2006 and December 28, 2004 and the Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for the years ended January 3, 2006, December 28, 2004 and December 30, 2003.  We also restated the Consolidated Balance Sheet at April 4, 2006 and the Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for the quarterly periods ended April 4, 2006 and March 29, 2005.  These restated financial statements are included in the Quarterly Report on Form 10-Q/A for the quarter ended April 4, 2006.  Throughout this Form 10-Q, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

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

The following table reflects the impact of the restatements on the Consolidated Statements of Operations (in thousands, except per share data):

	Thirteen Weeks Ended June 28, 2005	Thirteen Weeks Ended June 28, 2005	Twenty-Six Weeks Ended June 28, 2005	Twenty-Six Weeks Ended June 28, 2005
	(as previously reported)	(restated)	(as previously reported)	(restated)
Selected Statement of Operations Data:
Revenues	$288,336	$288,336	$556,560	$556,560
Labor expenses	89,775	89,859	172,794	172,955
Other operating costs and expenses	64,459	64,439	126,406	126,401
General and administrative expenses	12,350	12,624	23,959	24,499
Depreciation and amortization expenses	10,643	10,654	20,836	20,857
Total costs and expenses	253,711	254,060	493,790	494,507
Income from operations	34,625	34,276	62,770	62,053
Income before income taxes	35,702	35,353	64,780	64,063
Income tax provision	12,424	12,293	22,543	22,277
Net income	23,278	23,060	42,237	41,786

Net income per share:
Basic	$0.30	$0.29	$0.54	$0.53
Diluted	$0.29	$0.29	$0.53	$0.52

The following table reflects the impact of the restatement on the Consolidated Statements of Cash Flows (in thousands):

	Twenty-Six Weeks Ended June 28, 2005	Twenty-Six Weeks Ended June 28, 2005
	(as previously reported)	(restated)
Selected Cash Flow Data:
Net income	$42,237	$41,786
Depreciation and amortization	20,836	20,857
Deferred income tax	39	(136)
Stock-based compensation	—	434
Tax benefit related to stock options exercised	4,596	4,512
Income taxes payable	7,548	7,541
Other accrued expenses	9,107	9,369
Cash provided by operating activities	74,133	74,133

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

However, as further discussed above, the Audit Committee of our Board of Directors initiated earlier this year a voluntary review of our stock option granting practices from 1992 to the present.  The review encompassed all grants made under our various stock option plans in effect during this period.  Based on the results of this review, we restated our historical accounting to correct the application of the measurement date, as defined in APB Opinion No. 25, for certain grants of stock options to directors, officers and employees, resulting from administrative oversight and the date selection methods used by the Company.  The restatement adjustments were non-cash and had no impact on revenues or net cash flow.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  The Statement applies whenever other statements require or permit assets or liabilities to be measured at fair value.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact this Statement will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  This Statement requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans.  The Statement requires prospective application, and the recognition and disclosure requirements are effective for companies with fiscal years ending after December 15, 2006.  Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date.  This requirement is effective for fiscal years ending after December 15, 2008.  We are currently evaluating the impact this Statement will have on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements.  SAB No. 108 is effective for fiscal years ending after November 15, 2006.  We do not expect SAB No. 108 to have any impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, on a tax return.  This Interpretation also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this Interpretation will be a two-step process.  The first step will determine if it is more likely than not that a tax position will be sustained upon examination and should therefore be recognized.  The second step will measure a tax position that meets the more likely than not recognition threshold to determine the amount of benefit to recognize in the financial statements.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  We are currently evaluating the impact this Interpretation will have on our consolidated financial statements.

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”   A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis.  If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. We present company sales net of sales taxes. This issue will not impact the method for presenting these sales taxes in our consolidated financial statements.

In November 2005, the FASB issued Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“FSP 115-1”) which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005.  We adopted FSP 115-1 on January 4, 2006 and included the required disclosures in Note 2 of Notes to the Consolidated Financial Statements in this Form 10-Q.  There was no impact to our consolidated financial statements as the result of our adoption of FSP 115-1.

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

2. Investments and Marketable Securities

Investments and marketable securities, consisted of in thousands:

Classification	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Maturity

At July 4, 2006:
Current assets:
Available-for-sale securities:

Corporate debt securities	$22,946	$—	$(143)	$22,803	July 2006 to April 2007
U.S. government agency obligations	65,245	—	(789)	64,456	July 2006 to March 2007
Total	$88,191	$—	$(932)	$87,259

Other assets:
Available-for-sale securities:

Corporate debt securities	$16,783	$—	$(383)	$16,400	August 2007 to January 2011
U.S. government agency obligations	27,077	—	(892)	26,185	August 2007 to September 2010
Total	$43,860	$—	$(1,275)	$42,585

At January 3, 2006:
Current assets:
Available-for-sale securities:

Corporate debt securities	$29,922	$2	$(222)	$29,702	January 2006 to December 2006
U.S. government agency obligations	33,738	1	(219)	33,520	February 2006 to November 2006
Total	$63,660	$3	$(441)	$63,222

Other assets:
Available-for-sale securities:
Corporate debt securities	$27,861	$11	$(291)	$27,581	January 2007 to May 2010
U.S. government agency obligations	57,286	17	(1,184)	56,119	January 2007 to September 2010
Total	$85,147	$28	$(1,475)	$83,700

The following tables present the length of time available-for-sale securities were in continuous unrealized loss positions, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		Greater Than or Equal to 12 Months
	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value

At July 4, 2006:
Corporate debt securities	$(185)	$19,477	$(341)	$19,726

U.S. government agency obligations	(458)	36,638	(1,223)	54,003
Total	$(643)	$56,115	$(1,564)	$73,729

At January 3, 2006:
Corporate debt securities	$(131)	$13,582	$(382)	$29,019

U.S. government agency obligations	(120)	25,007	(1,283)	56,229
Total	$(251)	$38,589	$(1,665)	$85,248

Gross unrealized holding losses of $0.6 million for less than twelve months and $1.6 million for greater than or equal to twelve months as of July 4, 2006, pertain to 42 and 48 fixed income securities, respectively, and were primarily caused by interest rate increases.  Since we have the ability and intent to hold these securities until a recovery of fair value, which may be at maturity, and because the unrealized losses were primarily due to higher interest rates, we do not consider these securities to be other-than-temporarily impaired.  In addition, the U.S. government agency obligations are rated “AAA,” and the contractual terms of these securities do not permit the issuer to settle at a price less than the par value of the investment, which is the equivalent of the amount due at maturity.

There were no realized losses recorded for other than temporary impairments during fiscal 2005, nor the first two quarters of fiscal 2006.

3.  Inventories

Inventories consisted of (in thousands):

	July 4, 2006	January 3, 2006

Restaurant food and supplies	$9,639	$9,026
Bakery finished goods	10,805	7,836
Bakery raw materials	3,205	2,257
Total	$23,649	$19,119

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

However, as further discussed in Note 1, earlier this year, the Audit Committee of our Board of Directors initiated a voluntary review of our stock option granting practices from 1992 to the present.  The review encompassed all grants made under our various stock option plans in effect during this period.  Based on the results of this review, we restated our historical accounting to correct the application of the measurement date, as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” for certain grants of stock options to directors, officers and employees, resulting from administrative oversight and the date selection methods used by the Company.  The restatement adjustments were non-cash and had no impact on net cash flow.

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

As a result of adopting SFAS 123R, the impact to the Consolidated Statement of Operations for the thirteen weeks ended July 4, 2006 on income before income taxes and net income was $4.2 million and $3.0 million, respectively, and $0.04 and $0.03 on basic and diluted earnings per share, respectively.  For the twenty-six weeks ended July 4, 2006, the impact of stock-based compensation expense on income before income taxes and net income was $8.8 million and $6.0 million, respectively, and $0.08 on both basic and diluted earnings per share.  Capitalized stock-based compensation for the thirteen and twenty-six weeks ended July 4, 2006 was $0.3 million and $0.7 million, respectively, and was included in property and equipment, net and other assets on the Consolidated Balance Sheet.  In addition, prior to the adoption of SFAS 123R, we presented the tax benefit resulting from the exercise of stock options as operating cash inflows in the Consolidated Statements of Cash Flows.  Upon the adoption of SFAS 123R, the excess tax benefits for those options are classified as financing cash inflows.

The pro forma table below reflects net income and basic and diluted net income per share for the second quarter of fiscal 2005, had we applied the fair value recognition provisions of SFAS 123 (in thousands, except per share data):

	Thirteen Weeks Ended June 28, 2005	Twenty-Six Weeks Ended June 28, 2005
	(restated)	(restated)
Net income, as reported	$23,060	$41,786
Total stock-based compensation included in net income, as reported	138	265
Total stock-based compensation expense, net of taxes, under the fair value method	(2,743)	(5,605)
Net income, pro forma	$20,455	$36,446

Basic net income per share, as reported	$0.29	$0.53
Basic net income per share, pro forma	$0.26	$0.47

Diluted net income per share, as reported	$0.29	$0.52
Diluted net income per share, pro forma	$0.26	$0.46

Pro forma disclosure for fiscal 2006 is not presented because the amounts are recognized in the consolidated financial statements.

The weighted average fair value at the grant date for options issued during the second quarter of fiscal 2006 and 2005 was $10.58 and $13.79 per option, respectively.  For the first three quarters of fiscal 2005, we employed the binomial lattice option valuation model. Upon further review of the various valuation techniques and the relevance of our historical exercise patterns, we believe the Black-Scholes option pricing model is currently a better tool for estimating our stock-based compensation cost.  We utilized the Black-Scholes model beginning with the fourth quarter of fiscal 2005 and will employ it on a go-forward basis.  The fair value of options at date of grant was estimated using the following weighted average assumptions for the second quarter of fiscal 2006 and 2005, respectively: (a) no dividend yield on our stock, (b) expected stock price volatility of 31.4% and 33.1%, (c) a risk-free interest rate of 4.9% and a range of 3.5% to 4.7%, and (d) an expected option term of 4.75 years under the Black-Scholes model for the second quarter of 2006. Under the binomial lattice model for the second quarter of fiscal 2005, we used a termination rate of 0.6% and an exercise multiple of 1.35.

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar options, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.  Expected stock price volatility is based on a combination of the historical volatility of our stock and the implied volatility of actively traded options on our common stock.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. We have not paid dividends in the past and do not currently plan to pay dividends in the near future.

Stock option activity during the twenty-six weeks ended July 4, 2006 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 3, 2006	7,564	$22.96
Granted	1,198	$35.04
Exercised	(453)	$15.68
Cancelled	(108)	$28.81
Outstanding at July 4, 2006	8,201	$25.01	7.1	$36,552

Vested and expected to vest at July 4, 2006	7,917	$24.83	7.0	$36,215

Exercisable at July 4, 2006	2,564	$18.31	5.3	$24,278

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on July 4, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on July 4, 2006.  This amount changes based on the fair market value of our stock.  Total intrinsic value of options exercised for the thirteen and twenty-six weeks ended July 4, 2006 was $3.5 million and $8.2 million, respectively.  As of July 4, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was $44 million, which is expected to be recognized over a weighted average period of approximately 2.8 years.  As of July 4, 2006 there were 8.7 million shares of common stock available for issuance pursuant to future stock option grants.

Additional information regarding options outstanding as of July 4, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$ 3.58 - $18.61	1,473	3.9	$11.71	1,243	$10.80
$18.75 - $21.81	1,399	6.5	$20.29	423	$20.24
$21.82 - $26.68	1,380	6.6	$23.49	305	$22.48
$26.73 - $29.45	1,430	7.8	$28.88	395	$29.33
$29.55 - $34.78	1,373	8.7	$32.24	168	$32.28
$34.88 - $38.24	1,146	9.5	$36.17	30	$36.87
$ 3.58 - $38.24	8,201	7.1	$25.01	2,564	$18.31

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

(In thousands, except per share data)	Thirteen Weeks Ended July 4, 2006	Thirteen Weeks Ended June 28, 2005	Twenty-Six Weeks Ended July 4, 2006	Twenty-Six Weeks Ended June 28, 2005
		(restated)		(restated)
Net Income per Common Share–Basic:
Weighted average shares outstanding	78,221	78,211	78,570	78,108
Net income	$23,445	$23,060	$42,719	$41,786
Net income per share–basic	$0.30	$0.29	$0.54	$0.53

Net Income per Common Share–Diluted:
Weighted average shares outstanding	78,221	78,211	78,570	78,108
Effect of dilutive stock options	1,246	1,856	1,424	1,890
Weighted average shares outstanding–diluted	79,467	80,067	79,994	79,998
Net income	$23,445	$23,060	$42,719	$41,786
Net income per share–diluted	$0.30	$0.29	$0.53	$0.52

Shares of common stock equivalents of approximately 4.0 million and 3.6 million for the thirteen and twenty-six weeks ended July 4, 2006, respectively, were not included in the diluted calculation because they were anti-dilutive.

6.  Comprehensive Income

Comprehensive income consisted of (in thousands):

	Thirteen Weeks Ended July 4, 2006	Thirteen Weeks Ended June 28, 2005	Twenty-Six Weeks Ended July 4, 2006	Twenty-Six Weeks Ended June 28, 2005
		(restated)		(restated)
Net income	$23,445	$23,060	$42,719	$41,786
Net unrealized gain (loss) on available-for-sale securities	72	607	(202)	(78)
Total	$23,517	$23,667	$42,517	$41,708

7. Commitments and Contingencies

On August 1, 2006, we received final approval by the Superior Court of the State of California of a negotiated settlement of consolidated class action wage and hour lawsuits originally filed in December 2002 by two former hourly restaurant employees in California alleging violations of California labor laws with respect to providing meal and rest breaks.  Notices of the settlement were sent to all class members, the claims period has expired, and the administration of claims has been completed.  A number of former and current employees also filed individual wage and hour claims, based upon alleged similar violations, directly with various offices of the California Division of Labor Standards Enforcement (“DLSE”). The DLSE claims filed by employees who joined the approved settlement also will be resolved by such settlement.

On February 22, 2006, a current employee filed a claim in the General Court of Justice - Superior Court Division, Durham County, North Carolina (Chandler v. The Cheesecake Factory Restaurants, Inc. et al.; Case No. 6CVS00724), alleging that the Company unlawfully failed to pay the named plaintiff and similarly situated tipped employees certain wages and tips in violation of the “tip pooling” provisions of the North Carolina wage and hour laws. The Plaintiff seeks class certification and recovery of back wages and liquidated damages under the North Carolina Wage and Hour Act.  It is the Company’s position that the Plaintiff and any other purported class members have been paid all wages and tips owed, the Company does not have any tip pooling arrangement, and the Company’s suggested tip-out guidelines, which are voluntary, comply with all federal, state and local laws.  The Company intends to vigorously defend this action.

On June 23 2006, three current restaurant management employees in Ohio filed a charge of discrimination with the U.S. Equal Employment Opportunity Commission (EEOC) against The Cheesecake Factory Restaurants, Inc. alleging violations of Title VII of the Civil Rights Act resulting from alleged sex discrimination in the Company’s promotion process. The claimants seek unspecified amounts of penalties and other monetary payments.  The Company is cooperating with the EEOC’s investigation of this matter.  The Company intends to vigorously defend against this matter.

On August 29 2006, five present and former hourly restaurant employees in the States of Tennessee, Texas and Arizona filed a lawsuit in the U.S. District Court for the Middle District of Tennessee against the Company alleging violations of the Fair Labor Standards Act with respect to alleged minimum wage violations, improper payroll deductions, and requiring work “off the clock”, among others claims (Smith v. The Cheesecake Factory Restaurants, Inc. et al; Case No. 3 06 0829).  The lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. The plaintiffs also seek attorneys’ fees for themselves.   Discovery is currently continuing in this matter.  The Company intends to vigorously defend its position.

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

Segment information is presented below (in thousands):

	Thirteen Weeks Ended July 4, 2006	Thirteen Weeks Ended June 28, 2005	Twenty-Six Weeks Ended July 4, 2006	Twenty-Six Weeks Ended June 28, 2005
		(restated)		(restated)
Revenue:
Restaurants	$308,169	$276,017	$602,006	$530,807
Bakery	24,357	21,265	46,703	43,589
Intercompany bakery sales	(9,953)	(8,946)	(19,417)	(17,836)
Total	$322,573	$288,336	$629,292	$556,560

Income from operations:
Restaurants	$47,108	$43,973	$87,065	$79,717
Bakery	3,805	2,783	6,843	6,665
Corporate	(18,088)	(12,480)	(35,387)	(24,329)
Total	$32,825	$34,276	$58,521	$62,053

Depreciation and amortization:
Restaurants	$11,584	$9,440	$22,759	$18,469
Bakery	495	452	972	887
Corporate	911	762	1,663	1,501
Total	$12,990	$10,654	$25,394	$20,857

Capital expenditures:
Restaurants	$26,419	$31,626	$53,105	$50,430
Bakery	1,967	2,433	6,608	3,124
Corporate	1,096	3,920	2,166	5,564
Total	$29,482	$37,979	$61,879	$59,118

	July 4, 2006	January 3, 2006
		(restated)
Total assets:
Restaurants	$649,472	$619,814
Bakery	53,404	44,305
Corporate	236,153	262,131
Total	$939,029	$926,250

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

Based upon the Audit Committee’s findings, we concluded that we selected the grant date of options based upon the lowest price, generally within a 30-day window because we incorrectly believed that the applicable accounting guidance allowed us to establish the grant date within a certain window from authorization.  As a result, we incorrectly applied the measurement date, as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” with respect to certain option grants made to executive officers in fiscal years 1997 through 2001, to non-executive officers and other employees in fiscal years 1997 through 2004, and to outside directors in fiscal years 2000 and 2001.  Because we incorrectly selected grant dates which resulted in a cumulative adjustment of $5.4 million expense on an after-tax basis through fiscal 2005, we amended our Annual Report on Form 10-K for the fiscal year ended January 3, 2006 to restate the Consolidated Balance Sheets at January 3, 2006 and December 28, 2004 and the Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for the years ended January 3, 2006, December 28, 2004 and December 30, 2003.  We also restated the Consolidated Balance Sheet at April 4, 2006 and the Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for the quarterly periods ended April 4, 2006 and March 29, 2005.  These restated financial statements are included in the Quarterly Report on Form 10-Q/A for the quarter ended April 4, 2006.  Throughout this Form 10-Q, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.  We did not amend and do not intend to amend any other previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods prior to January 1, 2003.

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

Administrative Proceedings and Pending Litigation Related to Options Misdating

Following our announcement of the Audit Committee’s review of our historical stock option granting practices, we received an informal request for information from the staff of the Los Angeles regional office of the Securities and Exchange Commission (SEC) regarding our stock option granting practices.  We are cooperating fully with the SEC in connection with its informal inquiry.  We do not know when this inquiry will be resolved or what, if any, actions the SEC may take as a result of this inquiry.  Response to this inquiry could require expenditure of significant financial resources and an unfavorable outcome could require us to pay damages or penalties, or result in other remedies imposed upon us, any of which could have a material adverse affect our business, results of operations, financial position and cash flows.

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

Refer to Part II, Item 1A, “Risk Factors” of this report and Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K/A for the fiscal year ended January 3, 2006 filed with the Securities and Exchange Commission for a description of risk factors that could materially affect our business, financial condition or future results.

As of December 1, 2006, we operated 118 upscale, high-volume, casual dining restaurants under The Cheesecake Factory® mark.  We also operated eight upscale, casual dining restaurants under the Grand Lux Cafe® mark; one self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark inside the DisneyQuest® family entertainment center in Orlando, Florida; and two bakery production facilities.  We also licensed two limited menu bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.

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

In evaluating and assessing the performance of our business, we believe the following are key performance indicators that should be taken into consideration:

•                  New Restaurant Openings.  We intend to continue developing The Cheesecake Factory and Grand Lux restaurants in high profile locations within densely populated areas in both existing and new markets.  Since most of our established restaurants currently operate close to full capacity during the peak demand periods of lunch and dinner, and given our relatively high average sales per productive square foot, we generally do not expect to achieve increases in comparable sales other than our effective menu price increases.  Therefore, we expect that the majority of our year-over-year revenue growth will come from new restaurant openings.  We have opened new restaurants at a compounded annual growth rate of approximately 26% in the 13 years that we have been a public company.  Based on our review of demographic market data in the U.S. today, we estimate that there is an opportunity to open as many as 200 Cheesecake Factory restaurants and as many as 150 Grand Lux Cafes in the U.S.  In fiscal 2005, we opened 18 new restaurants, including one Grand Lux Cafe.  In fiscal 2006, we expect to open as many as 21 new restaurants, including one Grand Lux Cafe.

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

Results of Operations

The following table sets forth, for the periods indicated, our Consolidated Statements of Operations expressed as percentages of revenues.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.  The thirteen and twenty-six weeks ended July 4, 2006 included $4.2 million, or 1.3% of revenues, and $8.8 million, or 1.4% of revenues, respectively, of stock-based compensation expense related to our fiscal 2006 adoption of SFAS 123R.  This amount impacted labor expenses and general and administrative expenses by 0.5% and 0.8%, respectively, for both the thirteen and twenty-six weeks ended July 4, 2006.  Other operating costs and expenses and preopening costs were impacted by less than 0.1% and 0.1 % on a combined basis for the thirteen and twenty-six weeks ended July 4, 2006, respectively.

	Thirteen Weeks Ended July 4, 2006	Thirteen Weeks Ended June 28, 2005	Twenty-Six Weeks Ended July 4, 2006	Twenty-Six Weeks Ended June 28, 2005
		(restated)		(restated)

Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	24.9	25.8	25.0	25.7
Labor expenses	31.7	31.2	32.0	31.1
Other operating costs and expenses	23.0	22.3	23.3	22.7
General and administrative expenses	5.2	4.4	5.2	4.4
Depreciation and amortization expenses	4.0	3.7	4.0	3.8
Preopening costs	1.0	0.7	1.2	1.2
Total costs and expenses	89.8	88.1	90.7	88.9

Income from operations	10.2	11.9	9.3	11.1
Interest income, net	0.3	0.3	0.4	0.3
Other income, net	0.0	0.1	0.3	0.1
Income before income taxes	10.5	12.3	10.0	11.5
Income tax provision	3.2	4.3	3.2	4.0
Net income	7.3%	8.0%	6.8%	7.5%

Thirteen Weeks Ended July 4, 2006 Compared to Thirteen Weeks Ended June 28, 2005

Revenues

Revenues increased 12% to $322.6 million for the thirteen weeks ended July 4, 2006 compared to $288.3 million for the thirteen weeks ended June 28, 2005.

Restaurant sales increased 12% to $308.2 million compared to $276.0 million for the same period of the prior year.  The resulting sales increase of $32.2 million consisted of a $2.0 million, or a 0.8%, decrease in comparable restaurant sales and $34.2 million increase from restaurants not in the comparable sales base.  The decrease in comparable restaurant sales was driven primarily by a reduction in guest traffic at The Cheesecake Factory restaurants.

Comparable sales at The Cheesecake Factory restaurants decreased approximately 1.2%.  We implemented an approximate 1% effective menu price increase during January and February 2006 and an approximate 1% effective menu price increase during July and August 2005.  Since most of our established restaurants usually operate close to full capacity during the peak demand periods of lunch and dinner, we generally expect to achieve increases in comparable restaurant sales over the long-term in the range of our effective menu price increases.

Comparable sales at the Grand Lux Cafes increased approximately 5.5% and benefited in part from an approximate 2% effective menu price increase implemented in October 2005.  Since Grand Lux Cafe is a relatively newer concept and still building its customer base, we expect comparable sales growth to outpace menu price increases for the foreseeable future.

As a result of the openings of new restaurants during the past twelve months, total restaurant operating weeks increased 15% to 1,471 for the thirteen weeks ended July 4, 2006.  Average sales per restaurant operating week decreased 3% to $209,200 compared to $215,900 for the same period last year. This decrease in average weekly sales is due principally to two factors. First, as reflected in our comparable sales results, we have experienced a decrease in traffic at our restaurants.  Second, the majority of our new restaurants over the past 12 months have opened in markets where we already have a presence.  In these instances, we do not expect to achieve significant grand opening or “honeymoon” sales levels.

During 2006, our goal is to open as many as 21 restaurants, including one Grand Lux Cafe. We opened two new Cheesecake Factory restaurants in both the first quarter and the second quarter of fiscal 2006.  Although it is difficult for us to predict the timing of our new restaurant openings by quarter, due to the nature of our leased restaurant locations and our highly customized layouts, our current plans call for as many as four new restaurant openings in the third quarter and as many as thirteen in the fourth quarter.  Based on this opening schedule, we plan to achieve approximately 20% square footage growth in fiscal 2006.  However, since many of these openings are late in the year, we will not realize their full benefit until fiscal 2007. We currently project our operating week growth in fiscal 2006 compared to fiscal 2005 on a 52-week basis to be approximately 14%.

We presently update and reprint the menus in our restaurants twice a year. For Cheesecake Factory restaurants, these updates generally occur during January and February (the “winter menu change”) and during July and August (the “summer menu change”). For our 2006 winter menu change, we implemented an approximate 1% effective menu price increase for the purpose of offsetting those operating cost and expense increases that were known or expected as of January 2006.   Our 2006 summer menu change was completed in mid-August, but does not include any price increase.  All potential menu price increases must be carefully considered in light of their ultimate acceptability by our restaurant guests.  Additionally, other factors outside of our control, such as inclement weather, holidays, general economic and competitive conditions and other factors referenced in the Annual Report on Form 10-K/A for the year ended January 3, 2006 can impact comparable sales comparisons. Accordingly, there can be no assurance that increases in comparable sales will be achieved.

Bakery sales to other foodservice operators, retailers and distributors (“bakery sales”) increased 17% to $14.4 million for the thirteen weeks ended July 4, 2006 compared to $12.3 million for the comparable period of the prior year. This increase was primarily due to higher sales to our warehouse club customers, which accounted for approximately 75% of total bakery sales in the current period compared to approximately 68% for the same period of the prior year.

We strive to develop and maintain long-term, growing relationships with our bakery customers, based largely on our 33-year reputation for producing high quality, creative baked desserts.  However, bakery sales volumes will always be less predictable than our restaurant sales.  It is difficult to predict the timing of bakery product shipments and contribution margins on a quarterly basis.  Additionally, the purchasing plans of our large-account customers may fluctuate from quarter to quarter.  Due to the highly competitive nature of the bakery business, we are unable to enter into long-term contracts with our large-account bakery customers, who may discontinue purchasing our products without advance notice at any time for any reason.  Our objective for 2006 is to grow bakery sales in the range of 7% to 8% for the year.

Cost of Sales

Cost of sales increased 8% to $80.4 million for the thirteen weeks ended July 4, 2006, compared to $74.4 million for the comparable period last year.  The related increase of $6.0 million was primarily attributable to the 12% increase in revenues.  As a percentage of revenues, these costs decreased to 24.9% compared to 25.8% for the same period of the prior year.

The menu at our restaurants is one of the most diversified in the foodservice industry and, accordingly, is not overly dependent on a single commodity.  Changes in costs for one commodity are often, but not always, counterbalanced by cost changes in other commodity categories.  The principal commodity categories for our restaurants include fresh produce, poultry, meat, fish and seafood, cheese, other fresh dairy products, bread and general grocery items.  We experienced considerable improvement in poultry commodities compared to the second quarter of the prior year.

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

Labor Expenses

Labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, increased 14% to $102.2 million for the thirteen weeks ended July 4, 2006 compared to $89.9 million for the same period of the prior year.  This increase was principally due to the impact of new restaurant openings.  As a percentage of revenues, labor expenses increased to 31.7% versus 31.2% for the comparable period last year.  The thirteen weeks ended July 4, 2006 also included $1.5 million, or 0.5% of revenues, of stock-based compensation expense related to our fiscal 2006 adoption of SFAS 123R.  While we manage our labor judiciously to adapt to revenue fluctuations, we expect to experience some de-leveraging of labor costs at lower sales levels as we are committed to delivering the level of service our guests expect while still achieving reasonable labor costs.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses.  Other operating costs and expenses increased 15% to $74.1 million for the thirteen weeks ended July 4, 2006 compared to $64.4 million for the same period of the prior year.  This increase was principally attributable to the 12% increase in revenues.  As a percentage of revenues, other operating costs and expenses increased to 23.0% for the thirteen weeks ended July 4, 2006 versus 22.3% for the same period of fiscal 2005.  Increased utility costs and the de-leveraging of fixed cost maintenance contracts due to lower sales at our restaurants accounted for the majority of this increase.  We currently expect the increased level of utility costs to continue throughout fiscal 2006.  The second quarter of 2006 also included $0.1 million of stock-based compensation expense.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased 33% to $16.8 million for the thirteen weeks ended July 4, 2006 compared to $12.6 million for the same period of fiscal 2005.  As a percentage of total revenues, G&A expenses increased to 5.2% for the thirteen weeks ended July 4, 2006 versus 4.4% for the same period of fiscal 2005. This percentage increase was principally due to the addition of $2.5 million, or 0.8% of revenues, in stock-based compensation expense related to our fiscal 2006 adoption of SFAS 123R.

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

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased 21% to $13.0 million for the thirteen weeks ended July 4, 2006 compared to $10.7 million for the thirteen weeks ended June 28, 2005.  This increase was principally due to property and equipment additions associated with new restaurant openings.  As a percentage of revenues, depreciation and amortization increased to 4.0% for the thirteen weeks ended July 4, 2006 compared to 3.7% for the same period of fiscal 2005.

Preopening Costs

Preopening costs increased to $3.3 million for the thirteen weeks ended July 4, 2006 compared to $2.1 million for the same period of the prior year.  We opened two Cheesecake Factory restaurants during the thirteen weeks ended July 4, 2006 compared to one Cheesecake Factory restaurant opening for the same quarter last year.  In addition, preopening costs were incurred in both periods for restaurant openings in progress.  In addition, we incurred incremental preopening costs in the second quarter of fiscal 2006 for the new bakery production facility.  The second quarter of 2006 also included $0.1 million of stock-based compensation expense.

As a result of the highly customized and operationally complex nature of our upscale, high-volume concepts, the restaurant preopening process for our new restaurants is more extensive, time consuming and costly relative to that of most chain restaurant operations.  The preopening costs for one of our restaurants usually includes costs to relocate and compensate an average of 12 to 13 restaurant management employees prior to opening; costs to recruit and train an average of 250 to 300 hourly restaurant employees; wages, travel and lodging costs for our opening training team and other support employees; costs for practice services activities, and straight-line base rent during the in-restaurant training period.   Preopening costs will vary from location to location depending on a number of factors, including the proximity of our existing restaurants; the size and physical layout of each location; the number of management and hourly employees required to open each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel to and lodging for different metropolitan areas; and the extent of unexpected delay, if any, in construction and/or obtaining final licenses and permits to open the restaurant, which may also be caused by landlord delays.

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

Based on our planned openings of as many as 17 additional new restaurants during the remaining two quarters of the year (including one Grand Lux Cafe), preopening costs will be higher during the remainder of fiscal 2006 compared to the prior year.

Interest Income, Net, Other Income and Income Tax Provision

Interest income, net, increased to $1.0 million for the thirteen weeks ended July 4, 2006 compared to $0.9 million for the comparable prior year period due to an increase in the general level of interest rates, partially offset by lower investment balances due to stock repurchases during the second quarter of fiscal 2006.  We generally invest our excess cash balances in U.S Treasury and government agency securities, investment grade corporate debt securities rated “A” or better and money market mutual funds.  In addition, we recorded interest expense of approximately $0.4 million and $0.2 million for the thirteen weeks ended July 4, 2006 and June 28, 2005, respectively, associated with landlord construction allowances deemed to be financing in accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction” (See Notes to Consolidated Financial Statements included in our Form 10-K/A for the fiscal year ended January 3, 2006).

Other income was $0.1 million for both the thirteen weeks ended July 4, 2006 and June 28, 2005.

Our effective income tax rate was 30.9% for the thirteen weeks ended July 4, 2006 compared with 34.8% for the comparable prior year period.  We currently estimate our effective tax rate to be approximately 31% for the full year. However, the actual effective tax rate for may be different than our current estimate due to actual revenues, pretax income and tax credits achieved during the year.

Twenty-Six Weeks Ended July 4, 2006 Compared to Twenty-Six Weeks Ended June 28, 2005

Revenues

Revenues increased 13% to $629.3 million for the twenty-six weeks ended July 4, 2006 compared to $556.6 million for the twenty-six weeks ended June 28, 2005.

Restaurant sales increased 13% to $602.0 million compared to $530.8 million for the same period of the prior year. The resulting sales increase of $71.2 million consisted of a $4.8 million, or a 1.1%, decrease in comparable restaurant sales and $76.0 million increase from restaurants not in the comparable sales base.  The decrease in comparable restaurant sales was driven primarily by a reduction in guest traffic at The Cheesecake Factory restaurants.

Comparable sales at The Cheesecake Factory restaurants decreased approximately 1.4%.  We implemented an approximate 1% effective menu price increase during January and February 2006 and an approximate 1% effective menu price increase during July and August 2005.  Comparable sales at the Grand Lux Cafes increased approximately 4.7% and benefited in part from an approximate 2% effective menu price increase implemented in October 2005.

Bakery sales to other foodservice operators, retailers and distributors (“bakery sales”) increased 6% to $27.3 million for the twenty-six weeks ended July 4, 2006 compared to $25.8 million for the comparable period of the prior year.  This increase was primarily due to higher sales to our warehouse club customers, which accounted for approximately 72% of total bakery sales in the current period compared to approximately 66% for the same period of the prior year.

Cost of Sales

During the twenty-six weeks ended July 4, 2006, cost of sales increased 10% to $157.3 million compared to $143.3 million for the comparable period last year. This related increase of $14.0 million was primarily attributable to the increase in revenues.  As a percentage of revenues, these costs decreased to 25.0% compared to 25.7% for the same period of the prior year. This decrease was primarily attributable to reduced costs compared to the prior year for a variety of commodities used in our restaurants, particularly poultry and dairy.

Labor Expenses

Labor expenses increased 17% to $201.7 million for the twenty-six weeks ended July 4, 2006 compared to $173.0 million for the same period of the prior year.  The related increase of $28.7 was principally related to the increase in revenues.  As a percentage of revenues, labor expenses for the twenty-six weeks ended July 4, 2006 increased to 32.0% compared to 31.1% for the comparable period last year. While we manage our labor judiciously to adapt to revenue fluctuations, we expect to experience some de-leveraging of labor costs at lower sales levels as we are committed to delivering the level of service our guests expect while still achieving reasonable labor costs. The twenty-six weeks ended July 4, 2006 also included $3.1 million, or 0.5% of revenues, of stock-based compensation expense related to our fiscal 2006 adoption of SFAS 123R.

Other Operating Costs and Expenses

Other operating costs and expenses increased 16% to $146.3 million for the twenty-six weeks ended July 4, 2006 compared to $126.4 million for the same period of the prior year.  The related increase was principally attributable to the increase in revenues.  As a percentage of revenues, other operating costs and expenses increased to 23.3% for the twenty-six weeks ended July 4, 2006 versus 22.7% for the same period of fiscal 2005.  Increased utility costs and the de-leveraging of fixed cost maintenance contracts due to lower sales at our restaurants accounted for the majority of this increase.  We currently expect the increased level of utility costs to continue throughout fiscal 2006.  The twenty-six weeks ended July 4, 2006 included $0.2 million of stock-based compensation expense.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased 33% to $32.5 million for the twenty-six weeks ended July 4, 2006 compared to $24.5 million for the same period of fiscal 2005.  As a percentage of total revenues, G&A expenses increased to 5.2% for the twenty-six weeks ended July 4, 2006 versus 4.4% for the same period of fiscal 2005. This percentage increase was principally due to the addition of $5.3 million, or 0.8% of revenues, in stock-based compensation expense related to our fiscal 2006 adoption of SFAS 123R.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased 22% to $25.4 million for the twenty-six weeks ended July 4, 2006 compared to $20.9 million for the twenty-six weeks ended June 28, 2005.  The related increase was principally due to property and equipment additions associated with new restaurant openings.  As a percentage of total revenues, depreciation and amortization increased to 4.0% for the twenty-six weeks ended July 4, 2006 compared to 3.8% for the same period of fiscal 2005.

Preopening Costs

Preopening costs increased to $7.5 million for the twenty-six weeks ended July 4, 2006 compared to $6.5 million for the same period of the prior year.  We incurred preopening costs to open four Cheesecake Factory restaurants and a new bakery production facility during the twenty-six weeks ended July 4, 2006 compared to six Cheesecake Factory restaurant opening for the same quarter last year.  In addition, preopening costs were incurred in both periods for restaurant openings in progress.  The twenty-six weeks ended July 4, 2006 included $0.2 million of stock-based compensation expense.

Interest Income, Net, Other Income and Income Tax Provision

Interest income, net, increased to $2.5 million for the twenty-six weeks ended July 4, 2006 compared to $1.7 million for the comparable prior year period due to an increase in the general level of interest rates, partially offset by lower investment balances due to treasury stock purchases during the second quarter of fiscal 2006.  In addition, we recorded interest expense of approximately $0.8 million for the twenty-six weeks ended July 4, 2006 versus $0.4 million for the comparable prior year period associated with landlord construction allowances deemed to be financing in accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction.”

Other income for the twenty-six weeks ended July 4, 2006 was $1.8 million compared to $0.3 million for the comparable prior year period. This increase was principally due to the contribution of land and a building for our Rocky Mount, North Carolina bakery production facility by the local government, in exchange for commitments from us to create jobs and operate a manufacturing plant in the community.

Our effective income tax rate was 32.0% for the twenty-six weeks ended July 4, 2006 compared with 34.8% for the comparable prior year period.  We recognized a $0.5 million benefit in the income tax provision during the twenty-six weeks ended July 4, 2006 related to the resolution of certain income tax liabilities. We currently estimate our effective tax rate to be approximately 31% for the full year. However, the actual effective tax rate for fiscal 2006 may be different than our current estimate due to actual revenues, pretax income and tax credits achieved during the year.

Liquidity and Capital Resources

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in millions):

	July 4, 2006	January 3, 2006
		(restated)

Cash and marketable securities on hand	$150.4	$178.0
Net working capital	$59.8	$39.7
Adjusted net working capital (1)	$102.4	$123.4
Current ratio	1.5:1	1.3:1
Adjusted current ratio (1)	1.8:1	1.9:1
Long-term debt, including current portion (2)	$36.1	$26.9

(1)             Includes all marketable securities classified as either current assets ($87.3 million and $63.2 million at July 4, 2006 and January 3, 2006, respectively) or noncurrent assets ($42.6 million and $83.7 million at July 4, 2006 and January 3, 2006, respectively).

(2)             Represents deemed landlord financing liability.

	Twenty-Six Weeks Ended July 4, 2006	Twenty-Six Weeks Ended June 28, 2005

Cash provided by operating activities	$65.6	$74.1
Capital expenditures	$61.9	$59.1

During the twenty-six weeks ended July 4, 2006, our cash and marketable securities on hand decreased by $27.6 million to $150.4 million from the January 3, 2006 balance.  This decrease was primarily attributable to purchases of treasury stock and property and equipment, partially offset by cash provided by operating activities, landlord construction contributions and proceeds from the exercise of employee stock options.  In the table above, we also present adjusted net working capital and current ratio calculations that include all marketable securities classified as either current or noncurrent assets.  We believe these adjusted calculations provide investors with useful information regarding our overall liquidity position because all marketable securities are readily available to meet our liquidity requirements.  We continue to target a weighted average maturity for our marketable securities investment portfolio between one and two years.  Accordingly, a substantial portion of our investments is classified as noncurrent assets, but remains available for our liquidity requirements.

We have no funded debt in our capital structure.  However, landlord construction allowances related to restaurant locations for which we are deemed, for accounting purposes only, to have an ownership interest are reflected in our balance sheets as deemed landlord financing.  This liability is amortized over the lease term based on the rent payments designated in the lease agreement.

We maintain a $35 million revolving credit and term loan facility (the “Credit Facility”), which expires on December 31, 2008. As of July 4, 2006, there were no borrowings outstanding under the Credit Facility.  A portion of the Credit Facility, $15.2 million, has been reserved to support standby letters of credit for our self-insurance programs.  Borrowings under the Credit Facility will bear interest at variable rates based, at our option, on either the prime rate of interest, the lending institution’s cost of funds plus 0.75%, or the applicable LIBOR rate plus 0.75%.  Upon expiration of the Credit Facility, a maximum of $35 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates.  The Credit Facility is not collateralized and requires us to maintain certain financial ratios and to observe certain restrictive covenants, such as maintaining a minimum effective tangible net worth balance, with respect to the conduct of our operations, with which we are currently in compliance.

Our new restaurant development model more closely resembles that of a retail business that occupies leased space in shopping malls, office complexes, strip centers, entertainment centers and other real estate developments.  We typically seek to lease our restaurant locations for primary periods of 15 years to 20 years under operating lease arrangements. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example our share of common area maintenance, property tax and insurance expenses).  In the future, we may also develop more freestanding restaurant locations using both ground leases and built-to-suit leases, which are common arrangements used to finance freestanding locations in the restaurant industry.  We disburse cash for leasehold improvements and furnishings, fixtures and equipment to build out our leased premises.  We may also disburse cash for structural additions that we make to leased premises that generally are reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in the respective leases.  If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof.  We do not have any current plans to encumber our existing leasehold interests with secured financing.  We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

For fiscal 2006, we currently estimate our cash outlays for capital expenditures to range between $190 million and $195 million, net of agreed-upon, up-front cash landlord construction contributions and excluding $23 million to $24 million of expected noncapitalizable preopening costs for new restaurants and the new bakery facility.  This amount also excludes approximately $10 million of landlord construction contributions to be applied as reductions to minimum or percentage rent over the lease terms. The amount reflected as additions to property and equipment in the Consolidated Statements of Cash Flows may vary from this estimate based on the accounting treatment of each operating lease. This estimate contemplates a net outlay of $163 million to $164 million for as many as 21 new restaurants to be opened during fiscal 2006, estimated construction-in-progress disbursements for anticipated fiscal 2007 openings and estimated collections of up-front cash landlord construction contributions.  Expected capital expenditures for fiscal 2006 also include approximately $13 million to $14 million for maintenance and capacity addition expenditures to our existing restaurants and $9 million to $11 million for bakery and corporate infrastructure investments.  In addition, we expect to spend approximately $5 million to $6 million related to the completion and enhancement of our second bakery production facility in Rocky Mount, North Carolina.  We commenced operations in this facility in the first quarter of 2006 and began producing cakes in the second quarter of 2006.

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

We are authorized by our Board of Directors to repurchase up to 6,000,000 shares of our common stock.  The authorization does not have an expiration date.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us.  Under this authorization, we have repurchased a total of 3,630,967 shares for a total cost of $80.5 million through July 4, 2006. We repurchased 1,548,600 shares at a cost of $50.0 million in the second quarter of fiscal 2006.  Our share repurchase agreement does not require us to repurchase any common stock and may be discontinued at any time.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  The Statement applies whenever other statements require or permit assets or liabilities to be measured at fair value.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact this Statement will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  This Statement requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans.  The Statement requires prospective application, and the recognition and disclosure requirements are effective for companies with fiscal years ending after December 15, 2006.  Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date.  This requirement is effective for fiscal years ending after December 15, 2008.  We are currently evaluating the impact this Statement will have on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin  (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements.  SAB No. 108 is effective for fiscal years ending after November 15, 2006.  We do not expect SAB No. 108 to have any impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, on a tax return.  This Interpretation also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this Interpretation will be a two-step process.  The first step will determine if it is more likely than not that a tax position will be sustained upon examination and should therefore be recognized.  The second step will measure a tax position that meets the more likely than not recognition threshold to determine the amount of benefit to recognize in the financial statements.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  We are currently evaluating the impact this Interpretation will have on our consolidated financial statements.

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”   A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis.  If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. We present company sales net of sales taxes. This issue will not impact the method for presenting these sales taxes in our consolidated financial statements.

In November 2005, the FASB issued Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“FSP 115-1”) which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005.  We adopted FSP 115-1 on January 4, 2006 and included the required disclosures in Note 2 of Notes to the Consolidated Financial Statements in this Form 10-Q.  There was no impact to our consolidated financial statements as the result of our adoption of FSP 115-1.

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

We are exposed to market risk from changes in interest rates on funded debt.  This exposure relates to our $35 million revolving credit and term loan facility (the “Credit Facility”).  There were no borrowings outstanding under the Credit Facility as of July 4, 2006. Borrowings under the Credit Facility bear interest at variable rates based on either the prime rate of interest, the lending institution’s cost of funds plus 0.75% or LIBOR plus 0.75%.  A hypothetical 1% interest rate change would not have any current impact on our results of operations.

A change in market prices also exposes us to market risk related to our investments in marketable securities. As of July 4, 2006, we held $129.8 million in marketable securities.  A hypothetical 10% decline in the market value of those securities would result in a $13.0 million unrealized loss and a corresponding decline in their fair value.  This hypothetical decline would not affect our cash flows until the securities are disposed of.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 4, 2006.

Changes In Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined In Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended July 4, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On August 1, 2006, we received final approval by the Superior Court of the State of California of a negotiated settlement of consolidated class action wage and hour lawsuits originally filed in December 2002 by two former hourly restaurant employees in California alleging violations of California labor laws with respect to providing meal and rest breaks.  Notices of the settlement were sent to all class members, the claims period has expired, and the administration of claims has been completed.  A number of former and current employees also filed individual wage and hour claims, based upon alleged similar violations, directly with various offices of the California Division of Labor Standards Enforcement (“DLSE”). The DLSE claims filed by employees who joined the approved settlement also will be resolved by such settlement.

On February 22, 2006, a current employee filed a claim in the General Court of Justice - Superior Court Division, Durham County, North Carolina (Chandler v. The Cheesecake Factory Restaurants, Inc. et al.; Case No. 6CVS00724), alleging that the Company unlawfully failed to pay the named plaintiff and similarly situated tipped employees certain wages and tips in violation of the “tip pooling” provisions of the North Carolina wage and hour laws. The Plaintiff seeks class certification and recovery of back wages and liquidated damages under the North Carolina Wage and Hour Act.  It is the Company’s position that the Plaintiff and any other purported class members have been paid all wages and tips owed, the Company does not have any tip pooling arrangement, and the Company’s suggested tip-out guidelines, which are voluntary, comply with all federal, state and local laws.  The Company intends to vigorously defend this action.

On June 23, 2006, three current restaurant management employees in Ohio filed a charge of discrimination with the U.S. Equal Employment Opportunity Commission (EEOC) against The Cheesecake Factory Restaurants, Inc. alleging violations of Title VII of the Civil Rights Act resulting from alleged sex discrimination in the Company’s promotion process. The claimants seek unspecified amounts of penalties and other monetary payments.  The Company is cooperating with the EEOC’s investigation of this matter.  The Company intends to vigorously defend against this matter.

On August 29, 2006, five present and former hourly restaurant employees in the States of Tennessee, Texas and Arizona filed a lawsuit in the U.S. District Court for the Middle District of Tennessee against the Company alleging violations of the Fair Labor Standards Act with respect to alleged minimum wage violations, improper payroll deductions, and requiring work “off the clock”, among others claims (Smith v. The Cheesecake Factory Restaurants, Inc. et. al. Case No. 3 06 0829).  The lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. The plaintiffs also seek attorneys’ fees for themselves.   Discovery is currently continuing in this matter.  The Company intends to vigorously defend its position.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information regarding the Company’s purchase during the quarterly period ended July 4, 2006 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 4 – May 9, 2006	1,138,600	$32.14	1,138,600	2,779,033
May 10 – June 6, 2006	410,000	$32.69	410,000	2,369,033
June 7 – July 4, 2006	—	—	—	2,369,033
Total	1,548,600	$32.28	1,548,600

(1)   We are authorized by our Board of Directors to repurchase up to 6,000,000 shares of our common stock.  The authorization does not have an expiration date.

Item 4.  Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 31, 2006 in Thousand Oaks, California.  A total of 76,657,293 of the Company’s shares were present or represented by proxy at the Meeting, representing slightly more than 94% of the Company’s shares outstanding as of the April 11, 2006 record date.  The matters submitted for a vote and the related election results are as follows:

Election of two nominees to serve as directors of the Company for a three-year term and until respective successors shall be elected and qualified.  The result of the vote taken was as follows:

Name	For	Withheld
Jerome I. Kransdorf	75,757,660	899,633
Wayne H. White	74,413,397	2,243,896

The terms of office of Messrs. Gregory, Overton and Matthies continue after the meeting.

Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 2, 2007.  The result of the vote taken was as follows:

For	Against	Abstain	Broker Non-Votes
75,140,565	1,496,139	20,589	—

Item 6.  Exhibits

Exhibit 2.1	Form of Reorganization Agreement (1)

Exhibit 3.1	Certificate of Incorporation (2)

Exhibit 3.2	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock, $.01 Par Value (2)

Exhibit 3.3	Certificate of Amendment of Certificate of Incorporation (2)

Exhibit 3.4	Form of Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (3)

Exhibit 3.5	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (4)

Exhibit 3.6	Bylaws (5)

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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