Form 10-Q
period 2006-10-03
CHEESECAKE FACTORY INCORPORATED
filed 2006-12-08
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2006

or

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

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 3, 2006	January 3, 2006
		(restated)
ASSETS
Current assets:
Cash and cash equivalents	$19,571	$31,052
Investments and marketable securities	66,388	63,222
Accounts receivable	6,250	8,108
Other receivables	33,195	26,390
Inventories	26,312	19,119
Prepaid expenses	15,317	14,583
Deferred income taxes	10,083	10,339
Total current assets	177,116	172,813
Property and equipment, net	698,598	609,918
Other assets:
Marketable securities	39,903	83,700
Trademarks	3,061	2,730
Prepaid rent	42,575	38,673
Other	23,417	18,416
Total other assets	108,956	143,519
Total assets	$984,670	$926,250
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,998	$32,150
Income taxes payable	11,147	6,015
Other accrued expenses	84,299	94,937
Total current liabilities	136,444	133,102
Deferred income taxes	68,318	73,375
Deferred rent	40,121	35,977
Deemed landlord financing liability	43,382	26,273
Other noncurrent liabilities	13,483	10,824
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 81,396,250 and 80,910,422 issued at October 3, 2006 and January 3, 2006, respectively	814	809
Additional paid-in capital	311,964	287,080
Retained earnings	451,362	390,516
Accumulated other comprehensive loss	(753)	(1,235)
Treasury stock, 3,627,217 and 2,078,617 shares at cost at October 3, 2006 and January 3, 2006, respectively	(80,465)	(30,471)
Total stockholders’ equity	682,922	646,699
Total liabilities and stockholders’ equity	$984,670	$926,250

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended October 3, 2006	Thirteen Weeks Ended September 27, 2005	Thirty-Nine Weeks Ended October 3, 2006	Thirty-Nine Weeks Ended September 27, 2005
		(restated)		(restated)

Revenues	$325,337	$296,873	$954,629	$853,433
Costs and expenses:
Cost of sales	81,420	74,660	238,742	217,935
Labor expenses	104,931	90,986	306,594	263,941
Other operating costs and expenses	77,072	67,102	223,411	193,503
General and administrative expenses	18,418	14,050	50,924	38,549
Depreciation and amortization expenses	13,465	11,386	38,859	32,243
Preopening costs	5,369	3,760	12,916	10,280
Total costs and expenses	300,675	261,944	871,446	756,451
Income from operations	24,662	34,929	83,183	96,982
Interest income, net	1,044	1,133	3,545	2,857
Other income, net	168	114	1,969	400
Income before income taxes	25,874	36,176	88,697	100,239
Income tax provision	7,747	12,572	27,851	34,849
Net income	$18,127	$23,604	$60,846	$65,390

Net income per share:
Basic	$0.23	$0.30	$0.78	$0.84
Diluted	$0.23	$0.29	$0.76	$0.82

Weighted average shares outstanding:
Basic	77,757	78,511	78,299	78,228
Diluted	78,695	80,235	79,576	80,063

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total

Balance, January 3, 2006, as restated	80,910	$809	$287,080	$390,516	$(1,235)	$(30,471)	$646,699

Comprehensive income:
Net income	—	—	—	60,846	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	482	—
Total comprehensive income							61,328
Issuance of common stock from stock option exercises	486	5	7,636	—	—	—	7,641
Tax benefit related to stock options exercised	—	—	3,165	—	—	—	3,165
Stock-based compensation	—	—	14,083	—	—	—	14,083
Purchase of treasury stock	—	—	—	—	—	(49,994)	(49,994)

Balance, October 3, 2006	81,396	$814	$311,964	$451,362	$(753)	$(80,465)	$682,922

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended October 3, 2006	Thirty-Nine Weeks Ended September 27, 2005
		(restated)

Cash flows from operating activities:
Net income	$60,846	$65,390
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	38,859	32,243
Loss on sale of available-for-sale securities	11	15
Loss (gain) on asset sale	54	(8)
Deferred income taxes	(5,070)	17,370
Stock-based compensation	14,083	639
Tax benefit related to stock options exercised	3,165	5,930
Excess tax benefit related to stock options exercised	(1,744)	—
Changes in assets and liabilities:
Accounts receivable	1,858	1,689
Other receivables	(6,805)	2,282
Inventories	(7,193)	(9,958)
Prepaid expenses	(734)	390
Other	(9,417)	(8,635)
Accounts payable	8,848	(6,770)
Income taxes payable	5,132	1,088
Other accrued expenses	(4,032)	7,884
Cash provided by operating activities	97,861	109,549
Cash flows from investing activities:
Additions to property and equipment	(128,436)	(111,770)
Investments in available-for-sale securities	(50,336)	(64,772)
Sales of available-for-sale securities	91,708	55,027
Cash used in investing activities	(87,064)	(121,515)
Cash flows from financing activities:
Deemed landlord financing proceeds	18,847	14,290
Deemed landlord financing payments	(516)	(227)
Proceeds from exercise of employee stock options	7,641	8,975
Purchase of treasury stock	(49,994)	(3,986)
Excess tax benefit related to stock options exercised	1,744	—
Cash provided by (used in) financing activities	(22,278)	19,052
Net change in cash and cash equivalents	(11,481)	7,086
Cash and cash equivalents at beginning of period	31,052	14,041
Cash and cash equivalents at end of period	$19,571	$21,127

Supplemental disclosures:
Interest paid	$1,333	$588
Income taxes paid	$24,596	$10,372

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

The following table reflects the impact of the restatement on the Consolidated Statements of Operations (in thousands, except per share data):

	Thirteen Weeks Ended September 27, 2005	Thirteen Weeks Ended September 27, 2005	Thirty-Nine Weeks Ended September 27, 2005	Thirty-Nine Weeks Ended September 27, 2005
	(as previously reported)	(restated)	(as previously reported)	(restated)
Selected Statement of Operations Data:
Revenues	$292,807	$296,873	$849,367	$853,433
Labor expenses	90,910	90,986	263,704	263,941
Other operating costs and expenses	67,080	67,102	193,486	193,503
General and administrative expenses	12,653	14,050	36,612	38,549
Depreciation and amortization expenses	11,375	11,386	32,211	32,243
Total costs and expenses	260,438	261,944	754,228	756,451
Income from operations	32,369	34,929	95,139	96,982
Income before income taxes	33,616	36,176	98,396	100,239
Income tax provision	11,698	12,572	34,241	34,849
Net income	21,918	23,604	64,155	65,390

Net income per share:
Basic	$0.28	$0.30	$0.82	$0.84
Diluted	$0.27	$0.29	$0.80	$0.82

The following table reflects the impact of the restatement on the Consolidated Statements of Cash Flows (in thousands):

	Thirty-Nine Weeks Ended September 27, 2005	Thirty-Nine Weeks Ended September 27, 2005
	(as previously reported)	(restated)
Selected Cash Flow Data:
Net income	$64,155	$65,390
Depreciation and amortization	32,211	32,243
Deferred income tax	16,631	17,370
Stock-based compensation	—	639
Tax benefit related to stock options exercised	6,050	5,930
Income taxes payable	1,099	1,088
Other accrued expenses	10,398	7,884

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

2. Investments and Marketable Securities

Investments and marketable securities, consisted of the following in thousands:

Classification	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Maturity

At October 3, 2006:
Current assets:
Available-for-sale securities:

Corporate debt securities	$18,303	$—	$(75)	$18,228	October 2006 to September 2007
U.S. government agency obligations	48,602	—	(442)	48,160	October 2006 to August 2007
Total	$66,905	$—	$(517)	$66,388

Other assets:
Available-for-sale securities:

Corporate debt securities	$14,792	$—	$(185)	$14,607	October 2007 to January 2011
U.S. government agency obligations	25,727	—	(431)	25,296	November 2007 to September 2010
Total	$40,519	$—	$(616)	$39,903

At January 3, 2006:
Current assets:
Available-for-sale securities:

Corporate debt securities	$29,922	$2	$(222)	$29,702	January 2006 to December 2006
U.S. government agency obligations	33,738	1	(219)	33,520	February 2006 to November 2006
Total	$63,660	$3	$(441)	$63,222

Other assets:
Available-for-sale securities:

Corporate debt securities	$27,861	$11	$(291)	$27,581	January 2007 to May 2010
U.S. government agency obligations	57,286	17	(1,184)	56,119	January 2007 to September 2010
Total	$85,147	$28	$(1,475)	$83,700

The following tables present the length of time available-for-sale securities were in continuous unrealized loss positions, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		Greater Than or Equal to 12 Months
	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value
At October 3, 2006:
Corporate debt securities	$(24)	$14,492	$(236)	$17,842
U.S. government agency obligations	(103)	15,117	(770)	58,339
Total	$(127)	$29,609	$(1,006)	$76,181

At January 3, 2006:
Corporate debt securities	$(131)	$13,582	$(382)	$29,019
U.S. government agency obligations	(120)	25,007	(1,283)	56,229
Total	$(251)	$38,589	$(1,665)	$85,248

Gross unrealized holding losses of $0.1 million for less than twelve months and $1.0 million for greater than or equal to twelve months as of October 3, 2006, pertain to 27 and 45 fixed income securities, respectively, and were primarily caused by interest rate increases.  Since we have the ability and intent to hold these securities until a recovery of fair value, which may be at maturity, and because the unrealized losses were primarily due to higher interest rates, we do not consider these securities to be other-than-temporarily impaired.  In addition, the U.S. government agency obligations are rated “AAA,” and the contractual terms of these securities do not permit the issuer to settle at a price less than the par value of the investment, which is the equivalent of the amount due at maturity.

There were no realized losses recorded for other than temporary impairments during fiscal 2005, nor the first three quarters of fiscal 2006.

3.  Inventories

Inventories consisted of (in thousands):

	October 3, 2006	January 3, 2006

Restaurant food and supplies	$9,890	$9,026
Bakery finished goods	12,630	7,836
Bakery raw materials	3,792	2,257
Total	$26,312	$19,119

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

However, as further discussed in Note 1, earlier this year the Audit Committee of our Board of Directors initiated a voluntary review of our stock option granting practices from 1992 to the present.  The review encompassed all grants made under our various stock option plans in effect during this period. Based on the results of this review, we restated our historical accounting to correct the application of the measurement date, as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” for certain grants of stock options to directors, officers and employees, resulting from administrative oversight and the date selection methods used by the Company.  The restatement adjustments were non-cash and had no impact on net cash flow.

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

As a result of adopting SFAS 123R, the impact to the Consolidated Statement of Operations for the thirteen weeks ended October 3, 2006 on income before income taxes and net income was $4.3 million and $3.0 million, respectively, and $0.04 on both basic and diluted earnings per share.  For the thirty-nine weeks ended October 3, 2006, the impact of stock-based compensation expense on income before income taxes and net income was $13.1 million and $9.0 million, respectively, and $0.11 and $0.12 on basic and diluted earnings per share, respectively.  Capitalized stock-based compensation for the thirteen and thirty-nine weeks ended October 3, 2006 was $0.3 million and $1.0 million, respectively, and was included in property and equipment, net and other assets on the Consolidated Balance Sheet.  In addition, prior to the adoption of SFAS 123R, we presented the tax benefit resulting from the exercise of stock options as operating cash inflows in the Consolidated Statements of Cash Flows.  Upon the adoption of SFAS 123R, the excess tax benefits for those options are classified as financing cash inflows.

The pro forma table below reflects net income and basic and diluted net income per share for the third quarter of fiscal 2005, had we applied the fair value recognition provisions of SFAS 123 (in thousands, except per share data):

	Thirteen Weeks Ended September 27, 2005	Thirty-Nine Weeks Ended September 27, 2005
	(restated)	(restated)

Net income, as reported	$23,604	$65,390
Total stock-based compensation included in net income, as reported	125	390
Total stock-based compensation expense, net of taxes, under the fair value method	(2,888)	(8,493)
Net income, pro forma	$20,841	$57,287

Basic net income per share, as reported	$0.30	$0.84
Basic net income per share, pro forma	$0.27	$0.73

Diluted net income per share, as reported	$0.29	$0.82
Diluted net income per share, pro forma	$0.26	$0.72

Pro forma disclosure for fiscal 2006 is not presented because the amounts are recognized in the consolidated financial statements.

The weighted average fair value at the grant date for options issued during the third quarter of fiscal 2006 and 2005 was $8.75 and $13.73 per option, respectively.  For the first three quarters of fiscal 2005, we employed the binomial lattice option valuation model.

Upon further review of the various valuation techniques and the relevance of our historical exercise patterns, we believe the Black-Scholes option pricing model is currently a better tool for estimating our stock-based compensation cost.  We utilized the Black-Scholes model beginning with the fourth quarter of fiscal 2005 and will employ it on a go-forward basis.  The fair value of options at date of grant was estimated using the following weighted average assumptions for the third quarter of fiscal 2006 and 2005, respectively: (a) no dividend yield on our stock, (b) expected stock price volatility of 32.2% and 33.1%, (c) a risk-free interest rate of 4.9% and a range of 4.2% to 4.6%, and (d) an expected option term of 4.75 years under the Black-Scholes model for the third quarter of 2006. Under the binomial lattice model for the third quarter of fiscal 2005, we used a termination rate of 0.6% and an exercise multiple of 1.35.

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

Stock option activity during the thirty-nine weeks ended October 3, 2006 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at January 3, 2006	7,564	$22.96
Granted	1,429	$33.21
Exercised	(486)	$15.73
Cancelled	(286)	$28.75
Outstanding at October 3, 2006	8,221	$24.93	6.9	$34,979

Vested and expected to vest at October 3, 2006	7,929	$24.76	6.8	$34,656

Exercisable at October 3, 2006	2,624	$18.25	5.0	$24,286

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on October 3, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on October 3, 2006.  This amount changes based on the fair market value of our stock.  Total intrinsic value of options exercised for the thirteen and thirty-nine weeks ended October 3, 2006 was $0.3 million and $8.5 million, respectively.  As of October 3, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was $41 million, which is expected to be recognized over a weighted average period of approximately 2.7 years.  As of October 3, 2006 there were 8.7 million shares of common stock available for issuance pursuant to future stock option grants.

Additional information regarding options outstanding as of October 3, 2006 is as follows:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
		(in thousands)	(in years)		(in thousands)
$ 3.58	- $18.61	1,419	3.6	$11.50	1,294	$10.89
$ 18.75	- $21.81	1,380	6.2	$20.28	424	$20.24
$ 21.82	- $26.37	1,497	6.8	$23.37	305	$22.48
$ 26.53	- $29.36	1,376	7.5	$28.69	368	$29.30
$ 29.37	- $34.00	1,370	8.4	$31.86	198	$31.82
$ 34.02	- $38.24	1,179	9.2	$36.07	35	$36.63
$ 3.58	- $38.24	8,221	6.9	$24.93	2,624	$18.25

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

(In thousands, except per share data)	Thirteen Weeks Ended October 3, 2006	Thirteen Weeks Ended September 27, 2005	Thirty-Nine Weeks Ended October 3, 2006	Thirty-Nine Weeks Ended September 27, 2005
		(restated)		(restated)
Net Income per Common Share–Basic:
Weighted average shares outstanding	77,757	78,511	78,299	78,228
Net income	$18,127	$23,604	$60,846	$65,390
Net income per share–basic	$0.23	$0.30	$0.78	$0.84

Net Income per Common Share–Diluted:
Weighted average shares outstanding	77,757	78,511	78,299	78,228
Effect of dilutive stock options	938	1,724	1,277	1,835
Weighted average shares outstanding–diluted	78,695	80,235	79,576	80,063
Net income	$18,127	$23,604	$60,846	$65,390
Net income per share–diluted	$0.23	$0.29	$0.76	$0.82

Shares of common stock equivalents of approximately 4.6 million and 4.1 million for the thirteen and thirty-nine weeks ended October 3, 2006, respectively, were not included in the diluted calculation because they were anti-dilutive.

6.  Comprehensive Income

Comprehensive income consisted of (in thousands):

	Thirteen Weeks Ended October 3, 2006	Thirteen Weeks Ended September 27, 2005	Thirty-Nine Weeks Ended October 3, 2006	Thirty-Nine Weeks Ended September 27, 2005
		(restated)		(restated)

Net income	$18,127	$23,604	$60,846	$65,390
Net unrealized gain (loss) on available-for-sale securities	684	(257)	482	(335)
Total	$18,811	$23,347	$61,328	$65,055

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

Following our announcement on July 18, 2006 of the Audit Committee of our Board of Directors’ review of our historical stock option granting practices, a number of purported Company shareholders brought eight separate putative shareholder derivative actions (the “Options Derivative Actions”) against the Company, our entire Board of Directors, and certain of our current and former officers alleging that the defendants improperly dated certain historical stock option grants.  The plaintiffs in these cases, filed in Los Angeles County Superior Court and styled as Siebles v. Deitchle et. al. (Case No. BC355872) (subsequently re-filed in federal court), McGee v. Overton et al. (Case No. BC355953); Rigotti v. Overton, et al. (Case No. BC356850), Cullen v. Overton, et al. (Case No. BC356851), Sachs v. Overton et al. (Case No. BC357065), and filed in United States District Court for the Central District and styled as Siebles v. Deitchle et.al. (Case No. CV06 6234), Kuhns v. Deitchle et al. (Case No. SACV06917) and Freed v. Overton et al. (Case No. CV 06 06486) contend, among other things, that the defendants’ conduct violated the California and/or federal securities laws, breached defendants’ fiduciary duties, wasted corporate assets, unjustly enriched the defendants, and caused errors in the Company’s financial statements.  The plaintiffs seek, among other things, unspecified damages and disgorgement of profits from the alleged conduct to be paid to the Company.  The plaintiffs also seek attorneys’ fees for themselves.  The Options Derivative Actions are in the preliminary stages of litigation. We intend to vigorously defend these actions.

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

Segment information is presented below (in thousands):

	Thirteen Weeks Ended October 3, 2006	Thirteen Weeks Ended September 27, 2005	Thirty-Nine Weeks Ended October 3, 2006	Thirty-Nine Weeks Ended September 27, 2005
		(restated)		(restated)
Revenue:
Restaurants	$311,627	$282,537	$913,633	$813,344
Bakery	24,495	23,368	71,198	66,957
Intercompany bakery sales	(10,785)	(9,032)	(30,202)	(26,868)
Total	$325,337	$296,873	$954,629	$853,433

Income from operations:
Restaurants	$40,731	$44,534	$127,796	$124,251
Bakery	3,936	4,517	10,779	11,182
Corporate	(20,005)	(14,122)	(55,392)	(38,451)
Total	$24,662	$34,929	$83,183	$96,982

Depreciation and amortization:
Restaurants	$11,922	$10,130	$34,681	$28,599
Bakery	686	466	1,658	1,353
Corporate	857	790	2,520	2,291
Total	$13,465	$11,386	$38,859	$32,243

Capital expenditures:
Restaurants	$65,064	$50,335	$118,169	$100,765
Bakery	607	170	7,215	3,294
Corporate	886	2,147	3,052	7,711
Total	$66,557	$52,652	$128,436	$111,770

	October 3, 2006	January 3, 2006
		(restated)
Total assets:
Restaurants	$708,583	$619,814
Bakery	55,835	44,305
Corporate	220,252	262,131
Total	$984,670	$926,250

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

In connection with the “safe harbor” provisions of the Act, we have identified and filed important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf (see Part I, Item 1A, “Risk Factors” included in our Form 10-K/A for the fiscal year ended January 3, 2006 and Part II, Item 1A of this Form 10-Q). These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

Restatement of Financial Statement due to Review of Stock Option Grants and Procedures

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

In evaluating and assessing the performance of our business, we believe the following are key performance indicators that should be taken into consideration:

•                  New Restaurant Openings.  We intend to continue developing The Cheesecake Factory and Grand Lux Cafe restaurants in high profile locations within densely populated areas in both existing and new markets.  Since most of our established restaurants currently operate close to full capacity during the peak demand periods of lunch and dinner, and given our relatively high average sales per productive square foot, we generally do not expect to achieve increases in comparable sales other than our effective menu price increases.  Therefore, we expect that the majority of our year-over-year revenue growth will come from new restaurant openings.  We have opened new restaurants at a compounded annual growth rate of approximately 26% in the 13 years that we have been a public company.  Based on our review of demographic market data in the U.S. today, we estimate that there is an opportunity to open as many as 200 Cheesecake Factory restaurants and as many as 150 Grand Lux Cafes in the U.S.  In fiscal 2005, we opened 18 new restaurants, including two Grand Lux Cafes.  In fiscal 2006, we expect to open as many as 21 new restaurants, including one Grand Lux Cafe.

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

•                  Income from Operations Expressed as a Percentage of Revenues (“Operating Margins”).  Operating margins are subject to fluctuations in commodity costs, labor, other operating costs, such as restaurant-level occupancy expenses, and preopening expenses.  Our objective is to gradually increase our operating margin to 12% on a sustained basis, before the impact of stock option expensing, by continuing our focus on superior guest service and by capturing economies of scale and fixed cost leverage, as well as maximizing our purchasing power as we continue to grow our business

Results of Operations

The following table sets forth, for the periods indicated, our Consolidated Statements of Operations expressed as percentages of revenues.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.  The thirteen and thirty-nine weeks ended October 3, 2006 included $4.3 million, or 1.3% of revenues, and $13.1 million, or 1.4% of revenues, respectively, of stock-based compensation expense related to our fiscal 2006 adoption of SFAS 123R.  This amount impacted labor expenses and general and administrative expenses by 0.5% and 0.8%, respectively, for both the thirteen and thirty-nine weeks ended October 3, 2006.  Other operating costs and expenses and preopening costs were impacted by less than 0.1% and 0.1% on a combined basis for the thirteen and thirty-nine weeks ended October 3, 2006, respectively.

	Thirteen Weeks Ended October 3, 2006	Thirteen Weeks Ended September 27, 2005	Thirty-Nine Weeks Ended October 3, 2006	Thirty-Nine Weeks Ended September 27, 2005
		(restated)		(restated)
Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	25.0	25.2	25.0	25.5
Labor expenses	32.3	30.6	32.1	30.9
Other operating costs and expenses	23.7	22.6	23.4	22.7
General and administrative expenses	5.7	4.7	5.3	4.5
Depreciation and amortization expenses	4.1	3.8	4.1	3.8
Preopening costs	1.6	1.3	1.4	1.2
Total costs and expenses	92.4	88.2	91.3	88.6
Income from operations	7.6	11.8	8.7	11.4
Interest income, net	0.3	0.4	0.4	0.3
Other income, net	0.1	0.0	0.2	0.0
Income before income taxes	8.0	12.2	9.3	11.7
Income tax provision	2.4	4.2	2.9	4.0
Net income	5.6%	8.0%	6.4%	7.7%

Thirteen Weeks Ended October 3, 2006 Compared to Thirteen Weeks Ended September 27, 2005

Revenues

Revenues increased 10% to $325.3 million for the thirteen weeks ended October 3, 2006 compared to $296.9 million for the thirteen weeks ended September 27, 2005.

Restaurant sales increased 10% to $311.6 million compared to $282.5 million for the same period of the prior year.  The resulting sales increase of $29.1 million consisted of a $4.0 million, or a 1.6%, decrease in comparable restaurant sales and $33.1 million increase from restaurants not in the comparable sales base.  The decrease in comparable restaurant sales was driven primarily by a reduction in guest traffic at The Cheesecake Factory restaurants.

Comparable sales at The Cheesecake Factory restaurants decreased approximately 2.1%.  We implemented an approximate 1% effective menu price increase during January and February 2006.  Since most of our established restaurants usually operate close to full capacity during the peak demand periods of lunch and dinner, we generally expect to achieve increases in comparable restaurant sales over the long-term in the range of our effective menu price increases.

Comparable sales at the Grand Lux Cafes increased approximately 6.7% and benefited in part from an approximate 2% effective menu price increase implemented in October 2005.  Since Grand Lux Cafe is a relatively newer concept and still building its customer base, we expect comparable sales growth to outpace menu price increases for the foreseeable future.

As a result of the openings of new restaurants during the past twelve months, total restaurant operating weeks increased 15% to 1,509 for the thirteen weeks ended October 3, 2006.  Average sales per restaurant operating week decreased 3% to $206,000 compared to $212,700 for the same period last year. This decrease in average weekly sales is due principally to two factors. First, as reflected in our comparable sales results, we have experienced a decrease in traffic at our restaurants.  Second, the majority of our new restaurants over the past 12 months have opened in markets where we already have a presence.  In these instances, we do not expect to achieve significant grand opening or “honeymoon” sales levels.

During 2006, our goal is to open as many as 21 restaurants, including one Grand Lux Cafe. Seven new Cheesecake Factory restaurants and one new Grand Lux Cafe opened through the third quarter of fiscal 2006, including two during the first quarter, two in the second quarter and four in the third quarter.  Although it is difficult for us to predict the timing of our new restaurant openings by quarter, due to the nature of our leased restaurant locations and our highly customized layouts, our current plans call for as many as 13 new restaurant openings in the fourth quarter.  Based on this opening schedule, we plan to achieve approximately 18% square footage growth in fiscal 2006.  However, since many of these openings are late in the year, we will not realize their full benefit until fiscal 2007. We currently project our operating week growth in fiscal 2006 compared to fiscal 2005 on a 52-week basis to be approximately 14%.

We presently update and reprint the menus in our restaurants twice a year. For Cheesecake Factory restaurants, these updates generally occur during January and February (the “winter menu change”) and during July and August (the “summer menu change”). For our 2006 winter menu change, we implemented an approximate 1% effective menu price increase for the purpose of offsetting those operating cost and expense increases that were known or expected as of January 2006.   Our 2006 summer menu change was completed by mid-August, but does not include any price increase.  All potential menu price increases must be carefully considered in light of their ultimate acceptability by our restaurant guests.  Additionally, other factors outside of our control, such as inclement weather, holidays, general economic and competitive conditions and other factors referenced in the Annual Report on Form 10-K/A for the year ended January 3, 2006 can impact comparable sales comparisons. Accordingly, there can be no assurance that increases in comparable sales will be achieved.

Bakery sales to other foodservice operators, retailers and distributors (“bakery sales”) decreased 4% to $13.7 million for the thirteen weeks ended October 3, 2006 compared to $14.3 million for the comparable period of the prior year. This decrease was primarily due to the timing of sales to our warehouse club customers, which accounted for approximately 71% of total bakery sales in both the current period and the comparable period of the prior year.

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

Cost of Sales

Cost of sales increased 9% to $81.4 million for the thirteen weeks ended October 3, 2006, compared to $74.7 million for the comparable period last year.  The related increase of $6.7 million was primarily attributable to the 10% increase in revenues.  As a percentage of revenues, these costs decreased to 25.0% compared to 25.2% for the same period of the prior year.

The menu at our restaurants is one of the most diversified in the foodservice industry and, accordingly, is not overly dependent on a single commodity.  Changes in costs for one commodity are often, but not always, counterbalanced by cost changes in other commodity categories.  The principal commodity categories for our restaurants include fresh produce, poultry, meat, fish and seafood, cheese, other fresh dairy products, bread and general grocery items.  We experienced considerable improvement in poultry commodities compared to the third quarter of the prior year.

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

While we have taken steps to qualify multiple suppliers and enter into agreements for some of the key commodities used in our operations, there can be no assurance that future supplies and costs for commodities used in our operations will not fluctuate due to weather and other market conditions outside of our control.  For new restaurants, cost of sales will typically be higher than normal during the first 90 to 120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by our restaurants.  We plan to open as many as 13 new restaurants in the fourth quarter of fiscal 2006.

Labor Expenses

Labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, increased 15% to $104.9 million for the thirteen weeks ended October 3, 2006 compared to $91.0 million for the same period of the prior year.  This increase was principally due to the impact of new restaurant openings.  As a percentage of revenues, labor expenses increased to 32.3% versus 30.6% for the comparable period last year.  The thirteen weeks ended October 3, 2006 included $1.7 million, or 0.5% of revenues, of stock-based compensation expense related to our fiscal 2006 adoption of SFAS 123R.  While we manage our labor judiciously to adapt to revenue fluctuations, we expect to experience some de-leveraging of labor costs at lower sales levels as we are committed to delivering the level of service our guests expect while still achieving reasonable labor costs.  For new restaurants, labor expenses will typically be higher than normal during the first 90 to 120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by our restaurants.  We plan to open as many as 13 new restaurants in the fourth quarter of fiscal 2006.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses.  Other operating costs and expenses increased 15% to $77.1 million for the thirteen weeks ended October 3, 2006 compared to $67.1 million for the same period of the prior year.  This increase was principally attributable to the 10% increase in revenues.  As a percentage of revenues, other operating costs and expenses increased to 23.7% for the thirteen weeks ended October 3, 2006 versus 22.6% for the same period of fiscal 2005.  Increased utility costs and the de-leveraging of fixed cost maintenance contracts due to lower sales at our restaurants accounted for the majority of this increase.  We currently expect the increased level of utility costs to continue throughout fiscal 2006.  The third quarter of 2006 also included $0.1 million of stock-based compensation expense.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased 30% to $18.4 million for the thirteen weeks ended October 3, 2006 compared to $14.1 million for the same period of fiscal 2005.  As a percentage of total revenues, G&A expenses increased to 5.7% for the thirteen weeks ended October 3, 2006 versus 4.7% for the same period of fiscal 2005.  This percentage increase was principally due to the addition of $2.5 million, or 0.8% of revenues, in stock-based compensation expense related to our fiscal 2006 adoption of SFAS 123R and approximately $1.0 million, or 0.3% of revenues, of professional fees associated with the review of stock option grants discussed in Part I, Item I, Note 1 of Notes to Consolidated Financial Statements.

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

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased 18% to $13.5 million for the thirteen weeks ended October 3, 2006 compared to $11.4 million for the thirteen weeks ended September 27, 2005.  This increase was principally due to property and equipment additions associated with new restaurant openings.  As a percentage of revenues, depreciation and amortization increased to 4.1% for the thirteen weeks ended October 3, 2006 compared to 3.8% for the same period of fiscal 2005.

Preopening Costs

Preopening costs increased to $5.4 million for the thirteen weeks ended October 3, 2006 compared to $3.8 million for the same period of the prior year.  We opened three Cheesecake Factory restaurants and one Grand Lux Cafe during the thirteen weeks ended October 3, 2006 compared to three Cheesecake Factory restaurants openings for the same quarter last year.  In addition, preopening costs were incurred in both periods for restaurant openings in progress.  The third quarter of 2006 included less than $0.1 million of stock-based compensation expense.

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

Based on our planned openings of as many as 13 additional new restaurants during the fourth quarter of the year preopening costs will be higher during the remainder of fiscal 2006 compared to the prior year.

Interest Income, Net, Other Income and Income Tax Provision

Interest income, net, decreased to $1.0 million for the thirteen weeks ended October 3, 2006 compared to $1.1 million for the comparable prior year period due to lower investment balances stemming primarily from stock repurchases during the second quarter of fiscal 2006. We generally invest our excess cash balances in U.S Treasury and government agency securities, investment grade corporate debt securities rated “A” or better and money market mutual funds.  In addition, we recorded interest expense of approximately $0.5 million and $0.2 million for the thirteen weeks ended October 3, 2006 and September 27, 2005, respectively, associated with landlord construction allowances deemed to be financing in accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction” (See Notes to Consolidated Financial Statements included in our Form 10-K/A for the fiscal year ended January 3, 2006).

Other income was $0.2 million and $0.1 million for the thirteen weeks ended October 3, 2006 and September 27, 2005, respectively.

Our effective income tax rate was 29.9% for the thirteen weeks ended October 3, 2006 compared with 34.8% for the comparable prior year period.  We currently estimate our effective tax rate to be approximately 31% for the full year. However, the actual effective tax rate may be different than our current estimate due to actual revenues, pretax income and tax credits achieved during the year.

Thirty-Nine Weeks Ended October 3, 2006 Compared to Thirty-Nine Weeks Ended September 27, 2005

Revenues

Revenues increased 12% to $954.6 million for the thirty-nine weeks ended October 3, 2006 compared to $853.4 million for the thirty-nine weeks ended September 27, 2005.

Restaurant sales increased 12% to $913.6 million compared to $813.3 million for the same period of the prior year. The resulting sales increase of $100.3 million consisted of an $8.3 million, or a 1.2%, decrease in comparable restaurant sales and $108.6 million increase from restaurants not in the comparable sales base.  The decrease in comparable restaurant sales was driven primarily by a reduction in guest traffic at The Cheesecake Factory restaurants.

Comparable sales at The Cheesecake Factory restaurants decreased approximately 1.6%.  We implemented an approximate 1% effective menu price increase during January and February 2006 and no effective menu price increase during July and August 2006.  Comparable sales at the Grand Lux Cafes increased approximately 5.4% and benefited in part from an approximate 2% effective menu price increase implemented in October 2005.

Bakery sales to other foodservice operators, retailers and distributors (“bakery sales”) increased 2% to $41.0 million for the thirty-nine weeks ended October 3, 2006 compared to $40.1 million for the comparable period of the prior year.  This increase was primarily due to higher sales to our warehouse club customers, which accounted for approximately 72% of total bakery sales in the current period compared to approximately 68% for the same period of the prior year.

Cost of Sales

During the thirty-nine weeks ended October 3, 2006, cost of sales increased 10% to $238.7 million compared to $217.9 million for the comparable period last year. This related increase of $20.8 million was primarily attributable to the increase in revenues.  As a percentage of revenues, these costs decreased to 25.0% compared to 25.5% for the same period of the prior year. This decrease was primarily attributable to reduced costs compared to the prior year for a variety of commodities used in our restaurants, particularly poultry.

Labor Expenses

Labor expenses increased 16% to $306.6 million for the thirty-nine weeks ended October 3, 2006 compared to $263.9 million for the same period of the prior year.  The related increase of $42.7 million was principally related to the increase in revenues.  As a percentage of revenues, labor expenses for the thirty-nine weeks ended October 3, 2006 increased to 32.1% compared to 30.9% for the comparable period last year.  While we manage our labor judiciously to adapt to revenue fluctuations, we expect to experience some de-leveraging of labor costs at lower sales levels as we are committed to delivering the level of service our guests expect while still achieving reasonable labor costs.

The thirty-nine weeks ended October 3, 2006 also included $4.8 million, or 0.5% of revenues, of stock-based compensation expense related to our fiscal 2006 adoption of SFAS 123R.

Other Operating Costs and Expenses

Other operating costs and expenses increased 15% to $223.4 million for the thirty-nine weeks ended October 3, 2006 compared to $193.5 million for the same period of the prior year.  The related increase was principally attributable to the increase in revenues.  As a percentage of revenues, other operating costs and expenses increased to 23.4% for the thirty-nine weeks ended October 3, 2006 versus 22.7% for the same period of fiscal 2005.  Increased utility costs and the de-leveraging of fixed cost maintenance contracts due to lower sales at our restaurants accounted for the majority of this increase.  We currently expect the increased level of utility costs to continue throughout fiscal 2006.  The thirty-nine weeks ended October 3, 2006 also included $0.3 million of stock-based compensation expense.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased 32% to $50.9 million for the thirty-nine weeks ended October 3, 2006 compared to $38.5 million for the same period of fiscal 2005.  As a percentage of total revenues, G&A expenses increased to 5.3% for the thirty-nine weeks ended October 3, 2006 versus 4.5% for the same period of fiscal 2005. This percentage increase was principally due to the addition of $7.8 million, or 0.8% of revenues, in stock-based compensation expense related to our fiscal 2006 adoption of SFAS 123R and approximately $1.0 million, or 0.1% of revenues, of professional fees associated with the review of stock option grants discussed in Part I, Item I, Note 1 of Notes to Consolidated Financial Statements.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased 21% to $38.9 million for the thirty-nine weeks ended October 3, 2006 compared to $32.2 million for the thirty-nine weeks ended September 27, 2005.  The related increase was principally due to property and equipment additions associated with new restaurant openings.  As a percentage of total revenues, depreciation and amortization increased to 4.1% for the thirty-nine weeks ended October 3, 2006 compared to 3.8% for the same period of fiscal 2005.

Preopening Costs

Preopening costs increased to $12.9 million for the thirty-nine weeks ended October 3, 2006 compared to $10.3 million for the same period of the prior year.  We incurred preopening costs to open seven Cheesecake Factory restaurants, one Grand Lux Cafe and a new bakery production facility during the thirty-nine weeks ended October 3, 2006 compared to nine Cheesecake Factory restaurant openings for the same quarter last year.  In addition, preopening costs were incurred in both periods for restaurant openings in progress.  The thirty-nine weeks ended October 3, 2006 included $0.2 million of stock-based compensation expense.

Interest Income, Net, Other Income and Income Tax Provision

Interest income, net, increased to $3.5 million for the thirty-nine weeks ended October 3, 2006 compared to $2.9 million for the comparable prior year period due to an increase in the general level of interest rates, partially offset by lower investment balances due to treasury stock purchases during the second quarter of fiscal 2006.  In addition, we recorded interest expense of approximately $1.3 million for the thirty-nine weeks ended October 3, 2006 versus $0.6 million for the comparable prior year period associated with landlord construction allowances deemed to be financing in accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction.”

Other income for the thirty-nine weeks ended October 3, 2006 was $2.0 million compared to $0.4 million for the comparable prior year period. This increase was principally due to the contribution of land and a building for our Rocky Mount, North Carolina bakery production facility by the local government, in exchange for commitments from us to create jobs and operate a manufacturing plant in the community.

Our effective income tax rate was 31.4% for the thirty-nine weeks ended October 3, 2006 compared with 34.8% for the comparable prior year period.  We recognized a $0.5 million benefit in the income tax provision during the thirty-nine weeks ended October 3, 2006 related to the resolution of certain income tax liabilities. We currently estimate our effective tax rate to be approximately 31% for the full year. However, the actual effective tax rate for fiscal 2006 may be different than our current estimate due to actual revenues, pretax income and tax credits achieved during the year.

Liquidity and Capital Resources

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in millions):

	October 3, 2006	January 3, 2006
		(restated)
Cash and marketable securities on hand	$125.9	$178.0
Net working capital	$40.7	$39.7
Adjusted net working capital (1)	$80.6	$123.4
Current ratio	1.3:1	1.3:1
Adjusted current ratio (1)	1.6:1	1.9:1
Long-term debt, including current portion (2)	$44.2	$26.9

(1)

Includes all marketable securities classified as either current assets ($66.4 million and $63.2 million at October 3, 2006 and January 3, 2006, respectively) or noncurrent assets ($39.9 million and $83.7 million at October 3, 2006 and January 3, 2006, respectively).

(2)	Represents deemed landlord financing liability.

	Thirty-Nine Weeks Ended October 3, 2006	Thirty-Nine Weeks Ended September 27, 2005

Cash provided by operating activities	$97.9	$109.5
Capital expenditures	$128.4	$111.8

During the thirty-nine weeks ended October 3, 2006, our cash and marketable securities on hand decreased by $52.1 million to $125.9 million from the January 3, 2006 balance.  This decrease was primarily attributable to purchases of treasury stock and property and equipment, partially offset by cash provided by operating activities, landlord construction contributions and proceeds from the exercise of employee stock options.  In the table above, we also present adjusted net working capital and current ratio calculations that include all marketable securities classified as either current or noncurrent assets.  We believe these adjusted calculations provide investors with useful information regarding our overall liquidity position because all marketable securities are readily available to meet our liquidity requirements.  We continue to target a weighted average maturity for our marketable securities investment portfolio between one and two years.  Accordingly, a substantial portion of our investments is classified as noncurrent assets, but remains available for our liquidity requirements.

We have no funded debt in our capital structure.  However, landlord construction allowances related to restaurant locations for which we are deemed, for accounting purposes only, to have an ownership interest are reflected in our balance sheets as deemed landlord financing.  This liability is amortized over the lease term based on the rent payments designated in the lease agreement.

We maintain a $35 million revolving credit and term loan facility (the “Credit Facility”), which expires on December 31, 2008. As of December 1, 2006, there were no borrowings outstanding under the Credit Facility.  A portion of the Credit Facility, $15.2 million, has been reserved to support standby letters of credit for our self-insurance programs.  Borrowings under the Credit Facility will bear interest at variable rates based, at our option, on either the prime rate of interest, the lending institution’s cost of funds plus 0.75%, or the applicable LIBOR rate plus 0.75%.  Upon expiration of the Credit Facility, a maximum of $35 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates.  The Credit Facility is not collateralized and requires us to maintain certain financial ratios and to observe certain restrictive covenants, such as maintaining a minimum effective tangible net worth balance, with respect to the conduct of our operations, with which we are currently in compliance.

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

We are authorized by our Board of Directors to repurchase up to 6,000,000 shares of our common stock.  The authorization does not have an expiration date.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us.  Under this authorization, we have repurchased a total of 3,630,967 shares for a total cost of $80.5 million through October 3, 2006.  Our share repurchase agreement does not require us to repurchase any common stock and may be discontinued at any time.

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

We are exposed to market risk from changes in interest rates on funded debt.  This exposure relates to our $35 million revolving credit and term loan facility (the “Credit Facility”).  There were no borrowings outstanding under the Credit Facility as of December 1, 2006. Borrowings under the Credit Facility bear interest at variable rates based on either the prime rate of interest, the lending institution’s cost of funds plus 0.75% or LIBOR plus 0.75%.  A hypothetical 1% interest rate change would not have any current impact on our results of operations.

A change in market prices also exposes us to market risk related to our investments in marketable securities. As of October 3, 2006, we held $106.3 million in marketable securities.  A hypothetical 10% decline in the market value of those securities would result in a $10.6 million unrealized loss and a corresponding decline in their fair value.  This hypothetical decline would not affect our cash flows until the securities were disposed of.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 3, 2006.

Changes In Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined In Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended October 3, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

Exhibit 2.1	Form of Reorganization Agreement (1)

Exhibit 3.1	Certificate of Incorporation (2)

Exhibit 3.2	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock, $.01 Par Value (2)

Exhibit 3.3	Certificate of Amendment of Certificate of Incorporation (2)

Exhibit 3.4	Form of Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (3)

Exhibit 3.5	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (4)

Exhibit 3.6	Bylaws (5)

Exhibit 10.1	Second Amendment to 1992 Performance Employee Stock Option Plan

Exhibit 10.2	First Amendment to Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: December 8, 2006	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ MICHAEL J. DIXON
Michael J. Dixon
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
2.1	Form of Reorganization Agreement (1)

3.1	Certificate of Incorporation (2)

3.2	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock, $.01 Par Value (2)

3.3	Certificate of Amendment of Certificate of Incorporation (2)

3.4	Form of Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (3)

3.5	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (4)

3.6	Bylaws (5)

10.1	Second Amendment to 1992 Performance Employee Stock Option Plan

10.2	First Amendment to Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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