Form 10-K
period 2007-01-02
CHEESECAKE FACTORY INCORPORATED
filed 2007-02-22
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2007
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, July 4, 2006, was $1,986,968,172 (based on the last reported sales on The Nasdaq Stock Market on that date).  As of February 13, 2007, 78,273,048 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2007.

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

ITEM 1:   BUSINESS

General

As of February 13, 2007, The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we,” “us” and “our”) operated 123 upscale, full-service, casual dining restaurants under The Cheesecake Factory® mark in 32 states and the District of Columbia.  We also operated eight upscale, full-service, casual dining restaurants under the Grand Lux Cafe® mark in six states; and one self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark inside the DisneyQuest® family entertainment center in Orlando, Florida.  We also operated bakery production facilities in Calabasas Hills, California and Rocky Mount, North Carolina that produce baked desserts and other products for our restaurants and for other foodservice operators, retailers and distributors.  We also licensed two bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.  When referred to herein, the term “restaurants” includes both The Cheesecake Factory and Grand Lux Cafe full-service restaurant concepts, unless otherwise noted, and excludes the one “express” location, the two licensed bakery cafes and the bakery production facilities, unless otherwise noted.

The Cheesecake Factory is an upscale, casual dining concept that offers approximately 200 menu items including appetizers, pizza, seafood, steaks, chicken, burgers, pasta, specialty items, salads, sandwiches, omelets and desserts, including approximately 40 varieties of cheesecake and other baked desserts (See “The Cheesecake Factory Restaurant Concept and Menu”). Grand Lux Cafe is also an upscale, full-service, casual dining concept offering approximately 150 menu items (See “The Grand Lux Cafe Restaurant Concept and Menu”).  In contrast to many chain restaurant operations, substantially all of our menu items (except desserts manufactured at our bakery production facilities) are prepared on the restaurant premises using high quality, fresh ingredients based on innovative and proprietary recipes.  We believe our restaurants are recognized by consumers for offering exceptional value with generous food portions at moderate prices.  Our restaurants’ distinctive, contemporary design and decor create a high-energy ambiance in a casual setting.  Our restaurants currently range in size from 5,400 to 21,000 interior square feet, provide full liquor service and are generally open seven days a week for lunch and dinner, as well as for Sunday brunch.  Restaurant sales represented 95.0%, 94.9% and 94.5% of revenues for fiscal 2006, 2005 and 2004, respectively.

We believe that our ability to select suitable locations and operate successful restaurants, coupled with the continuing popularity of our restaurant concepts with consumers, is reflected in our average food and beverage sales per restaurant, which we believe are among the highest of any publicly-held restaurant company.  Average sales per restaurant open for the full year were approximately $10.8 million, $11.0 million and $11.1 million for fiscal 2006, 2005 and 2004, respectively.  Since each of our restaurants has a customized layout and differs in size, we believe an effective method to measure the unit economics of our concepts is by square foot.  Average sales per productive square foot (defined as interior plus seasonally-adjusted patio square feet) for restaurants open for the full year were approximately $935 for fiscal 2006, $970 for fiscal 2005 and $976 for fiscal 2004.  Average sales per operating week for restaurants open for the full year were $206,900, $211,900 and $213,900 for fiscal 2006, 2005 and 2004, respectively.  Our average sales metrics for a given fiscal year can be impacted by a number of factors, including the average size of restaurants open during such year.  The average interior square feet for restaurants opened during fiscal 2006, 2005 and 2004 was 10,200, 10,800, and 10,900, respectively. In addition, the average number of seats in restaurants opened over the 18 months is 5% less than the average of all prior openings. The total average interior square feet for all restaurants open the full year were 11,100, 11,300, and 11,400 for fiscal 2006, 2005 and 2004, respectively.

We believe that the viability of The Cheesecake Factory concept has been successfully demonstrated in a variety of site layouts, trade areas and markets across the United States.  Accordingly, we intend to continue developing The Cheesecake Factory restaurants in high profile locations within densely populated areas in both existing and new markets.  In addition to expanding The Cheesecake Factory concept, we plan to selectively pursue other opportunities to leverage the competitive strengths of our restaurant and bakery operations, which may include new restaurant concepts such as Grand Lux Cafe or other restaurant concepts that we may develop or acquire, as well as new bakery product lines and distribution channels.  In order to facilitate our expansion strategy, we plan to continue building our operating and corporate support infrastructure to focus on achieving optimal leverage and efficiencies in all of our operations.

During fiscal 2006, we opened 20 restaurants under The Cheesecake Factory® mark and one restaurant under the Grand Lux Cafe® mark.  We currently plan to open as many as 21 full-service restaurants during 2007, consisting of as many as 15 to 16 Cheesecake Factory and five to six Grand Lux Cafe locations.  As in past years, most of our potential restaurant openings for fiscal 2007 will likely occur during the second half of the year.  Based on information available as of February 13, 2007, we currently expect to open one Grand Lux Cafe during the first quarter, one Cheesecake Factory restaurant during the second quarter, and the remaining new restaurants during the third and fourth quarters of fiscal 2007.  However, it is difficult for us to precisely predict the timing of our new restaurant openings due to many factors that are outside of our control (See “New Restaurant Site Selection and Development”).  We have signed leases or letters of intent for most of our fiscal 2007 potential restaurant openings.

Our business operations originated in 1972 when Oscar and Evelyn Overton founded a small bakery in the Los Angeles area.  Their son, David Overton, led the creation and opening of the first Cheesecake Factory restaurant in Beverly Hills, California in 1978.  Although our restaurant operations have grown substantially during recent years, we remain in the business of creating and marketing branded and private-label bakery products to other foodservice operators, retailers and distributors (“bakery sales”) in order to leverage our brand identity with consumers and to take advantage of excess bakery production capacity.  Bakery sales represented 5.0%, 5.1% and 5.5% of our revenues for fiscal 2006, 2005 and 2004, respectively.  For segment information, see Note 14 of Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

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

Extensive, Creative and Contemporary Menu and Bakery Product Offerings.  Our restaurants offer a wide variety of items, including appetizers, pizza, seafood, steaks, chicken, burgers, pasta, specialty items, salads, sandwiches, omelets and desserts.  Our menus are generally updated twice each year to respond to changing consumer dining preferences and trends.  Our bakery production facilities produce over 50 varieties of quality cheesecake and other baked desserts, of which approximately 40 varieties are offered at any one time in Cheesecake Factory restaurants.

High Quality Products.  Substantially all menu items (except the desserts manufactured at our bakery production facility) are prepared daily on the restaurant premises using high quality, fresh ingredients based on innovative and proprietary recipes.  We use high quality dairy and other raw ingredients in our bakery products.  Many of the desserts available at Grand Lux Cafe are baked on site.

Exceptional Value.  We believe our restaurants are recognized by consumers for offering exceptional value with generous food portions at moderate prices.  The estimated average check per Cheesecake Factory restaurant guest, including beverages and desserts, was approximately $17.50, $17.00 and $16.60 for fiscal 2006, 2005 and 2004, respectively.

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

The Cheesecake Factory Restaurant Concept and Menu

The Cheesecake Factory restaurant concept strives to provide a distinctive, high quality dining experience at moderate prices by offering an extensive, creative and evolving menu in an upscale, high-energy casual setting with efficient, attentive and friendly service.  As a result, our Cheesecake Factory restaurants appeal to a diverse customer base.  The Cheesecake Factory’s extensive menu enables us to compete for substantially all dining preferences and occasions, including not only lunch and dinner, but also the mid-afternoon and late-night dayparts, which are traditionally weaker times for most casual dining restaurant operations.  The Cheesecake Factory restaurants are not open for breakfast, but do offer Sunday brunch.  All of our restaurants are open seven days a week.  All items on the menu, including approximately 40 varieties of cheesecake and other quality baked desserts, may be purchased for off-premise consumption, which represents approximately 8% of our current restaurant sales.  Most of our restaurants offer curbside “to go” programs.

Our menu currently consists of approximately 19 pages and features approximately 200 items including appetizers, pizza, seafood, steaks, chicken, burgers, specialty items, pastas, salads, sandwiches, omelets and desserts, including approximately 40 varieties of cheesecake and other baked desserts.  Examples of menu offerings include Chicken Madeira, Grilled Chicken & Avocado Club, Cajun Jambalaya Pasta, Chicken Crusted Romano, Bang-Bang Chicken & Shrimp, Chinese Chicken Salad and Fettuccini Chicken & Sun-Dried Tomatoes.  Menu items, except those desserts manufactured at our bakery production facilities, are prepared daily on the restaurant premises with high quality, fresh ingredients using innovative and proprietary recipes.  We consider the extensive selection of items on our menu to be an important factor in the differentiation of our restaurants from our competitors.  In the majority of our Cheesecake Factory restaurants, menu entrees range in price from $6.95 to $29.95.  Appetizers range in price from $3.95 to $11.95, and desserts range in price from $4.50 to $7.95.

Our menu features all-natural chicken, humanely raised without the use of antibiotics or unnecessary chemicals, premium beef that is Certified Angus, U.S.D.A Kobe or Choice, fresh fish that is either longline or hook and line caught whenever possible, cooking oils that contain zero grams of trans fat per serving, and produce that is sourced direct from premium growers.  In addition, we offer certified organic fair trade shade-grown coffee and certified organic black and herbal teas.

One of our competitive strengths is the ability to anticipate consumer dining and taste preferences and adapt our menu to the latest trends in food consumption.  We create new menu items to keep pace with changing consumer tastes and preferences, and regularly update our ingredients and cooking methods to improve the quality and consistency of our food offerings.  For instance, we recently added Weight Management Salad™ selections to our large variety of salad offerings.  Generally, we review the appeal and pricing of our entire menu every six months and typically update or replace as many as five to fifteen items with each menu change.  All new menu items are tested and selected based on uniqueness, estimated sales popularity, preparation technique and profitability.

Our ability to create, promote and attractively display our unique line of baked desserts is also important to the competitive positioning and financial success of our restaurants.  We believe that our brand identity and reputation for offering high quality desserts results in a higher percentage of dessert sales relative to that of most chain restaurant operators.  Dessert sales represented approximately 15% of total Cheesecake Factory restaurant sales for fiscal 2006, 2005 and 2004.

Each restaurant maintains a full-service bar where appetizers or the full menu may be purchased.  The sale of alcoholic beverages represented approximately 13% of total Cheesecake Factory restaurant sales for fiscal 2006, 2005 and 2004.  We believe that most of our alcoholic beverage sales occur with meal purchases.

We place significant emphasis on the unique interior design and decor of our restaurants, which results in a higher investment per square foot of restaurant space than is typical for the restaurant industry.  However, each of our restaurants has historically generated annual sales per square foot that is also typically higher than our competitors.  We believe that our stylish restaurant design and decor package contributes to the distinctive dining experience enjoyed by our guests.  Each restaurant features large, open dining areas and a contemporary kitchen design featuring exhibition cooking.  Six restaurants offer banquet facilities.  More than three-fourths of our restaurants offer outdoor patio seating (weather permitting).  Approximately 19% of our total estimated productive seating capacity is located on outdoor patios, which can be subject to underutilization from time to time due to adverse or unseasonable weather conditions.  The table and seating layouts of our restaurants are flexible, permitting tables and seats to be easily rearranged to accommodate large groups or parties, thus permitting more effective utilization of seating capacity.

The Grand Lux Cafe Restaurant Concept and Menu

Grand Lux Cafe is an upscale, casual dining concept that offers unique American and international cuisine selections in an elegant but relaxed atmosphere.  The menu at Grand Lux Cafe offers approximately 150 items including appetizers, pasta, seafood, steaks, chicken, burgers, salads, specialty items and made-to-order desserts.  Examples of menu offerings include Chop House Burger, Buffalo Chicken Rolls and Crispy Caramel Chicken.  Menu entrees currently range in price from $8.95 to $29.95.  Appetizers range in price from $4.95 to $12.95 and desserts range from $5.95 to $7.95.  A full-service bar and bakery are also included in the concept.  Our location in the Venetian Resort Hotel Casino is open 24 hours a day and also serves a breakfast menu with items priced from $2.50 to $16.95.  The estimated average check per restaurant guest at our Grand Lux Cafe locations outside of Las Vegas was approximately $18.90 during fiscal 2006.

We continue to refine Grand Lux Cafe’s menu and operations in order to further prepare the concept for future growth.  We currently plan to open as many as five to six additional Grand Lux Cafes during fiscal 2007.  While we are optimistic that Grand Lux Cafe has the opportunity to become a profitable second growth vehicle for our restaurant operations, there are inherent risks with expanding any new restaurant concept that has not yet proven its long-term financial viability.  These risks include, but are not limited to, consumer acceptance, recruiting and training qualified staff members, and achieving an acceptable return on investment.

New Concepts

We continuously evaluate opportunities for new concepts, through both internal development and acquisition. We are currently developing an upscale, full-service, casual dining concept with broad-based Asian cuisine.  We have not signed the lease on the space for our Asian test concept but we do plan to have it open by Labor Day of this year.  This location, which will be in the Los Angeles, California area, is not included in the targeted 21 locations.

Existing Restaurant Locations

As of February 13, 2007, we operated 123 full-service restaurants under The Cheesecake Factory® mark in 32 states and the District of Columbia.  We also operated eight full-service restaurants under the Grand Lux Cafe® mark and one self-service, limited menu “express” operation at DisneyQuest® in Orlando under The Cheesecake Factory Express® mark.  Additionally, we licensed two bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.  The following table sets forth information with respect to our Company-operated, full-service restaurant locations as of February 13, 2007:

Existing Company-Operated Full-Service Restaurant Locations by State

State	The Cheesecake Factory	Grand Lux Cafe	Total
Alabama	1		1
Arizona	4		4
California	28	1	29
Colorado	3		3
District of Columbia	1		1
Florida	13	2	15
Georgia	4		4
Hawaii	1		1
Idaho	1		1
Illinois	5	1	6
Indiana	1		1
Iowa	1		1
Kansas	1		1
Kentucky	1		1
Maryland	3		3
Massachusetts	4		4
Minnesota	1		1
Missouri	3		3
Nebraska	1		1
Nevada	3	1	4
New Jersey	4		4
New York	6	1	7
North Carolina	3		3
Oklahoma	1		1
Ohio	5		5
Oregon	1		1
Pennsylvania	3		3
Rhode Island	1		1
Tennessee	1		1
Texas	8	2	10
Virginia	6		6
Washington	2		2
Wisconsin	2		2
Total	123	8	131

New Restaurant Site Selection and Development

We believe the locations of our restaurants are critical to our long-term success and, accordingly, we devote significant time and resources to analyzing each prospective site.  Since our restaurant concepts can be successfully executed within a variety of site locations (urban or suburban shopping malls, lifestyle centers, retail strip centers, office complexes and entertainment centers — either freestanding or in-line) and layouts (single or multi-level, generally from 7,000 to 16,000 square feet), we can be highly selective and flexible in choosing suitable locations. In general, we currently prefer to open our restaurants at high profile sites within larger metropolitan areas with dense populations and above-average household incomes. While our restaurants typically share common interior decor elements, the layout of each restaurant is customized to accommodate different types of buildings and different square feet of available space.  In addition to carefully analyzing demographic information such as population profiling based upon psychographic characteristics and population densities (work and home based) and experienced/anticipated population growth for each prospective site, we consider other factors such as visibility, traffic patterns and general accessibility; the availability of suitable parking; the proximity of residences and shopping areas, office parks and tourist attractions; the degree of competition, proximity of other synergenistic retail establishments and our own sister restaurants within the trade area; and the general availability of restaurant-level employees.  In contrast to many theme restaurant operations that rely heavily on tourist traffic, our restaurants principally rely on the visit frequency and loyalty of consumers who work, reside or shop in each of our trade areas.

Historically, our new restaurant development model has more closely resembled that of a retail business that occupies leased space in shopping malls, office complexes, retail strip centers, entertainment centers and other real estate developments.  While we expect this retail lease development model to continue as our principal development approach, we also expect to open more freestanding restaurants.  We generally lease our restaurant locations for primary periods of 15 to 20 years.  Our rent structures vary from lease to lease, but generally provide for the payment of both minimum base rent and contingent (percentage) rent based on restaurant sales.  We are also generally responsible for our proportionate share of common area maintenance (“CAM”), insurance, property tax and other occupancy-related expenses under our leases.  Many of our leases provide for maximum allowable annual percentage or fixed dollar increases in CAM, insurance, and property tax expenses to enable us to better predict and control future variable lease costs.  Our sales volumes generally have been in excess of the threshold for percentage rent payments at substantially all of our restaurant locations that are subject to leases with percentage rent payment provisions.  We expend cash for leasehold improvements and furnishings, fixtures and equipment (“FF&E”) to build out our leased premises.  We may also expend cash for structural additions that we make to leased premises. Generally, all or a portion of leasehold improvement and building costs are reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in our leases.  If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof.  However, there can be no assurance that such contributions will be available for every potential location that we seek to develop into a new restaurant.  We are also developing freestanding restaurant locations using both ground leases and built-to-suit leases, which are commonly used to finance freestanding locations in the restaurant industry.  We own substantially all of the FF&E in our restaurants and currently plan to do so in the future.

We believe the relatively high and consistent sales productivity of our restaurants provides opportunities to obtain suitable leasing terms from landlords.  Due to the uniquely flexible and customized nature of our restaurant operations and the complex design, construction and preopening processes for each new location, our lease negotiation and restaurant development timeframes vary.  The development and opening process generally ranges from six to eighteen months, depending largely on the availability of the leased space we intend to occupy, and can be subject to delays outside of our control.  The number and timing of new restaurants actually opened during any given period, and their associated contribution to operating week growth for the period, will depend on a number of factors including, but not limited to, the identification and availability of suitable locations and leases; the availability of suitable financing to us and our landlords; the timing of the delivery of the leased premises to us from our landlords so that we can commence our build-out construction activities; the ability of our landlords and us to timely obtain all necessary governmental licenses and permits to construct and operate our restaurants; any labor shortages or disputes experienced by our landlords or our outside contractors; any unforeseen engineering or environmental problems with the leased premises; weather conditions that interfere with the construction process; our ability to successfully manage the design, construction and preopening processes for each restaurant; the availability of suitable restaurant management and hourly employees; and general economic conditions.  While we attempt to manage those factors within our control, we have experienced unforeseen delays in restaurant openings from time to time in the past and could experience such delays in the future.  Most other chain restaurant operations have a greater ability to predict the timing of their new openings as a result of their ability to acquire and control the underlying real estate for their locations and/or they have smaller, more standardized restaurant layouts that are less difficult and time consuming to construct and open as compared to our larger, more upscale and highly customized leased locations.

New Restaurant Sales and Investment Characteristics

Since each of our restaurants has a customized layout and differs in size, we believe an effective method to measure the unit economics of our concepts is by square foot.  Average sales per productive square foot for our restaurants open during the entire period were approximately $935 for fiscal 2006, $970 for fiscal 2005 and $976 for fiscal 2004.  Our average sales per productive square foot for a given fiscal year can be impacted by a number of factors, including the average size of restaurants open during that year.  Generally, our smaller restaurants are slightly more productive than our larger restaurants on a per square foot basis.  In addition, the average number of seats in restaurant opened over the last 18 months is 5% less than the average of all prior openings. The total average interior square feet for all restaurants open the full year were 11,100, 11,300, and 11,400 for fiscal 2006, 2005 and 2004, respectively.

We currently lease space for each of our restaurants and are required to expend cash for leasehold improvements and FF&E to build out the leased premises which is targeted, on average, from $625 to $675 per square foot for The Cheesecake Factory restaurants, excluding preopening costs.  The construction costs to build out our leased spaces vary geographically.  Additionally, our investment cost per square foot will also vary from restaurant to restaurant, depending on the complexity of our build-out of the leased space.  We typically seek to obtain construction contributions from our landlords for structural additions and other leasehold improvements that we make to the leased premises.  If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof.  Such contributions vary from lease to lease, depending on the scope of construction activities and other factors.  While we have been generally successful in obtaining landlord construction contributions in the past, there can be no assurance that such construction contributions will be available in similar amounts, if at all, for every potential location we seek to develop into a new restaurant.  In addition, we may also seek lease arrangements that do not include construction contributions from our landlords in exchange for lower or zero percentage rent.  However, there can be no assurance that such lease arrangements will be available for any potential locations we seek to develop into a new restaurant.

On average, we target a 1.5 to 1 sales-to-net cash investment ratio and an approximate 25% to 35% net cash-on-cash return for Cheesecake Factory restaurant locations when they reach their mature run-rate levels of sales and profitability.  Maturation periods vary from restaurant to restaurant, but generally range from two to five years.  The initial return on investment performance targets for newer concepts such as Grand Lux Cafe will typically be lower than the average for an established, highly productive concept such as The Cheesecake Factory, since the first few locations for new concepts are typically in a refinement stage for a period of time.  These cash-based performance targets for our restaurant operations do not consider field supervision and corporate support expenses; exclude non-cash items such as depreciation expense; exclude income taxes; and do not represent a targeted return on an investment in our common stock.  If we select a potential restaurant location for acquisition and development, the actual performance of the location may differ from its originally targeted performance.  There can be no assurance that any new restaurant opened will have similar operating results to those of established restaurants.

It is common in the restaurant industry for new locations to initially open with sales volumes well in excess of their sustainable run-rate levels.  This initial “honeymoon” effect usually results from grand opening publicity, promotional and other consumer awareness activities that generate abnormally high customer traffic, particularly in new markets, for our concepts.  During the several months following the opening of new restaurants, customer traffic generally settles into its normal pattern, resulting in sales volumes that gradually adjust downward to their expected sustained run-rate level. Many Cheesecake Factory restaurant openings in new markets for us experience a “honeymoon” sales period where sales may initially be 20% to 40% higher than their expected run-rate level.  Additionally, our new restaurants usually require a 90 to 120 day period after opening to reach their targeted restaurant-level operating margin due to cost of sales and labor inefficiencies commonly associated with new, complex casual dining restaurants.  As a result, a significant number of restaurant openings in any single fiscal quarter, accompanied with their associated preopening costs, could have a significant impact on our consolidated results of operations for that period.  Therefore, our results of operations for any single fiscal quarter are not necessarily indicative of the results to be expected for any other fiscal quarter nor for a full fiscal year.

Preopening Costs for New Restaurants

Preopening costs include incremental out-of-pocket costs that are directly related to the openings of new restaurants and are not otherwise capitalizable.  As a result of the highly customized and operationally complex nature of our upscale, high-volume concepts, the preopening process for our new restaurants is more extensive, time consuming and costly relative to that of most chain restaurant operations.  The preopening cost for one of our restaurants usually includes costs to relocate and compensate an average of 12 to 13 restaurant management employees prior to opening; costs to recruit and train an average of 200 to 250 hourly restaurant employees; wages, travel and lodging costs for our opening training team and other support employees; costs for practice service activities; and straight-line minimum base rent during the in-restaurant training period. Beginning with fiscal 2006, in accordance with Financial Accounting Standards Board Staff position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” preopening costs also include straight-line minimum base rent during the construction period.  Preopening costs will vary from location to location depending on a number of factors, including the proximity of our existing restaurants; the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel and lodging for different metropolitan areas; the timing of the restaurant opening and the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurants, which may also be dependent upon our landlords obtaining their licenses and permits, as well as completing their construction activities, for the properties that our leased premises are located within.

Our preopening cost for a typical single-story Cheesecake Factory restaurant in an established market averages approximately $1.0 million to $1.2 million.  In addition to the direct costs noted above, there will also be other preopening costs allocated to each restaurant opening, including costs for maintaining a roster of trained managers for pending openings, corporate travel and support activities.  Preopening costs will usually be higher for larger restaurants, our initial entry into new markets and for newer concepts such as the Grand Lux Cafe.  During fiscal 2007, we plan to open as many as five to six Grand Lux Cafe restaurants that could experience preopening costs of approximately $1.2 million to $1.3 million each.  We usually incur the most significant portion of direct preopening costs within the two-month period immediately preceding and the month of a restaurant’s opening.  Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.  We expense preopening costs as incurred.

Restaurant Expansion Objectives

We believe that the viability of The Cheesecake Factory restaurant concept has been successfully demonstrated in a variety of site layouts, trade areas and markets across the United States.  Accordingly, we intend to continue developing The Cheesecake Factory restaurants in high profile locations within densely populated areas in both existing and new markets.  In addition to expanding The Cheesecake Factory concept, we plan to selectively pursue other opportunities to leverage the competitive strengths of our restaurant operations, which may include newer restaurant concepts such as Grand Lux Cafe or other concepts that we may develop or acquire.

We currently expect to open as many as 21 new restaurants during fiscal 2007. As in past years, most of our potential restaurant openings for fiscal 2007 will likely occur during the second half of the year.  Based on information currently available, we expect to open one Grand Lux Cafe in the first quarter, one Cheesecake Factory restaurant in the second quarter and the remaining restaurants in the second half of the year.  However, it is difficult for us to precisely predict the timing of our new restaurant openings due to many factors that are outside of our control (See “New Restaurant Site Selection and Development”).  We have signed leases or letters of intent for most of our fiscal 2007 potential restaurant openings.  The following table sets forth information with respect to future restaurant locations under development as of February 13, 2007 for which leases have been signed:

Future Restaurants with Signed Leases

Aventura, Florida (Grand Lux Cafe)	West Hartford, Connecticut
Brandon, Florida

We are currently negotiating additional leases for potential future locations that could open during fiscal 2007 and 2008.  From time to time, we will evaluate opportunities to acquire and convert other restaurant locations to The Cheesecake Factory and Grand Lux Cafe concepts.  However, we currently have no binding commitments (other than the signed leases set forth in the table above) or agreements to acquire or convert any other restaurant locations to our concepts.

We generally select high profile locations for our upscale, highly customized casual dining restaurants.  We believe that our large, highly customized restaurants that are usually located in high profile sites generally draw their guests from a much larger geographical area compared to most casual dining chain restaurants.  The sizes of our restaurant trade areas vary from location to location, depending on a number of factors such as population density, retail traffic generators and geography.  As a result, the opening of a new restaurant could impact the sales of one or more of our nearby restaurants.  Generally, such impact lessens over time although there are no assurances that the sales levels of previously opened restaurants in the same market will return to their prior levels.  It is not our intention to open new restaurants that materially cannibalize the sales of our existing restaurants.  However, as with most growing retail and restaurant chain operations, there can be no assurance that sales cannibalization will not inadvertently occur or become more significant in the future as we gradually increase our presence in existing markets over time to maximize our competitive position and financial performance in each market.

We developed a bakery cafe format during fiscal 1997 to extend The Cheesecake Factory brand and provide a potential additional source of operating leverage for our bakery production facility.  As of January 2, 2007, there were two licensed bakery cafe outlets in operation that feature many of our unique desserts and a limited selection of beverages, sandwiches and salads in a self-service format.  Both bakery cafes are currently operated by HMSHost, formerly known as Host Marriott Services Corporation, under licensing agreements with us.  The Cheesecake Factory Express is currently the exclusive foodservice operator for the DisneyQuest® family entertainment center located in Orlando, Florida.  DisneyQuest® features innovative, interactive technologies together with Disney characters to create an entertainment adventure for families and guests of all ages.  Our Company-operated foodservice operation in DisneyQuest® consists of a limited selection of The Cheesecake Factory’s quality menu items and desserts in a self-service format.  We have no current plans to develop and operate any additional bakery cafe or express operations, as we are currently focused on expanding our full-service restaurant concepts.

Restaurant Operations and Management

Our ability to consistently and properly execute a made-from-scratch, complex menu in an upscale, high-volume casual dining environment is critical to our overall success.  Detailed operating procedures, standards, controls, food line management systems, and cooking methods and processes are utilized at our restaurants to accommodate our extensive menu and facilitate our sales productivity.  However, the successful day-to-day operation of our restaurants remains critically dependent on the quality, ability, dedication and enthusiasm of the general manager, executive kitchen manager and all other management and hourly staff members working at each restaurant.

Excluding The Cheesecake Factory restaurant in The Forum Shops and the Grand Lux Cafe restaurant in The Venetian Hotel Resort Casino, both located in Las Vegas, Nevada and open 365 days a year, our restaurants are open every day of the year except Thanksgiving and Christmas.  Hours of operation are generally from 11:00 a.m. to 11:00 p.m., except on weekends when most of our restaurants stay open past midnight, and on Sunday when our restaurants open at 10:00 a.m. for brunch.  Our Grand Lux Cafe restaurant located in Las Vegas is open 24 hours a day.  Outdoor patio seating is available (weather permitting) at more than three-fourths of our restaurants.

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

Our future growth and financial success will be highly dependent upon our ability to attract, develop and retain qualified employees who are capable of successfully managing upscale, high-volume casual dining restaurants, and consistently executing our extensive and complex menu.  The availability and retention of qualified restaurant management employees continues to be a significant industry-wide challenge facing restaurant operators.  To enable us to more effectively compete for and retain the highest quality restaurant management personnel available, we maintain an innovative and comprehensive compensation program for our restaurant general managers and executive kitchen managers.  Each participant in the program receives a competitive base salary and has the opportunity to earn an annual cash bonus (calculated and paid quarterly) based on the performance of his or her restaurant.  Participating restaurant general managers also are eligible to utilize a Company-leased vehicle, for which all non-

business use thereof is valued and added to the participants’ taxable income pursuant to income tax regulations.  A longer-term, wealth-building program, currently based on Company stock options and restricted stock, is also available to participating restaurant general managers and executive kitchen managers that is dependent upon the participants’ extended service with us in their respective positions (generally five years) and their achievement of certain agreed-upon performance objectives during that five-year period.  Additionally, all other qualified salaried restaurant management employees are eligible to receive annual performance-based Company stock option grants, based on their compensation and tenure with us and our consolidated results of operations.

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

Bakery Operations

Our bakery operations originated in 1972 when Oscar and Evelyn Overton founded a small bakery in the Los Angeles area that produced and distributed high quality cheesecakes and other baked desserts.  As their business grew, the Overtons leased additional space to expand their production capacity.   We produce approximately 50 varieties of cheesecake in our production facilities based on proprietary recipes.  Some of our popular cheesecakes include the Original Cheesecake, White Chocolate Raspberry Truffle®, Godiva® Chocolate, Dulce De Leche, Fresh Banana Cream and Fresh Strawberry.  Other popular baked desserts include chocolate fudge cake, carrot cake, blackout cake and apple dumplings.  In the aggregate, our bakery production facility currently produces approximately 250 product SKUs (stock keeping units).

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

The commissary role of our bakery operations is to produce innovative, high quality cheesecakes and other baked desserts for sale at our restaurants.  Dessert sales represented approximately 15% of our restaurant sales for fiscal 2006, 2005 and 2004 and are important to restaurant-level profitability.  We also market some of our more popular cheesecakes and other baked products on a wholesale basis to other foodservice operators, retailers and distributors.  Approximately two-thirds of the bakery’s production activities are currently devoted to our outside customers, with the remaining one-third devoted to supplying our restaurants.  Cheesecakes and other items produced for outside accounts are marketed under The Cheesecake Factory® mark, The Dream Factory® mark, The Cheesecake Factory Bakery® mark and private labels.  Current large-account customers include the leading national warehouse club operators, institutional foodservice distributors, supermarkets and other restaurant and foodservice operators. Sales to warehouse clubs, which represented approximately 75%, 70% and 64% of our total outside bakery sales for fiscal 2006, 2005 and 2004, respectively, are concentrated with the two largest warehouse club operators in the United States.  Bakery products are shipped to our restaurants and other customers throughout the United States by common carrier.  We also contract with an outside fulfillment company to process mail order and Internet-based sales.  Frozen bakery products are also shipped to international customers.

We strive to develop and maintain long-term, growing relationships with our bakery customers, based largely on our 34-year reputation for producing high quality, creative baked desserts.  However, bakery sales volumes will always be less predictable than our restaurant sales.  It is difficult to predict the timing of bakery product shipments and contribution margins on a quarterly basis.  Additionally, the purchasing plans of our large-account customers may fluctuate from quarter to quarter.  Due to the highly competitive nature of the bakery business, we are unable to enter into long-term contracts with our large-account bakery customers, who may discontinue purchasing our products without advance notice at any time for any reason.

Our bakery production facility in Calabasas Hills, California contains approximately 60,000 square feet, of which approximately 45,000 square feet is devoted to production operations and the remainder is utilized for corporate support activities.  During fiscal 2006, this production facility operated at approximately 85% of its estimated practical capacity.  In March 2006 we completed a second bakery production facility in Rocky Mount, North Carolina.  This facility contains approximately 100,000 square feet, of which approximately 25% is being used as a distribution center for our restaurants and customers located in the eastern United States.  The remaining space will be built out in stages as additional capacity is needed and used to produce cheesecakes and other bakery products for our restaurants and other foodservice wholesalers, retailers and distributors.  We incurred approximately $4.0 million in capital expenditures and $1.6 million in preopening costs in building this facility during 2006.

We currently maintain a full-time staff of ten sales and marketing employees and four product development employees in the Calabasas Hills, California facility.  Additionally, we utilize the services of professional foodservice brokers from time to time for certain bakery products and distribution channels.

Information Technology

We maintain financial and accounting controls in our restaurants through the use of a sophisticated point-of-sale (POS) cash register system and personal computer network in each restaurant that interfaces with the computer network in the corporate office using a private high-speed communication system.  We also utilize an automated front desk management system that enables us to better optimize our seating capacity and increase our speed of operations.  The POS system is also utilized to authorize and transmit credit card sales transactions.  The POS system and personal computer network provide our restaurant management with daily and weekly information regarding sales, cash receipts, inventory, food and beverage costs, labor costs and other controllable operating expenses.  Each restaurant also has an onsite accounting technician who assists in the accumulation and processing of financial and administrative information.  Field supervision employees also make extensive use of laptop computers that interface with the restaurant and corporate computer networks and handheld wireless devices to insure prompt communication.

We began testing a Kitchen Management System (“KMS”) in one of our restaurants in fiscal 2005 and rolled out the system in all of our new restaurant openings in fiscal 2006, all of our Grand Lux Cafes and certain of our highest volume Cheesecake Factory restaurants.  As of our fiscal year-end 2006, KMS was installed in 49 restaurants.  We expect to install KMS in all new restaurants that we open in fiscal 2007 and beyond, and retrofit our older restaurants over time. The KMS allows for automated routing and cookline balancing, improves cookline productivity, synchronizes order completion, and provides valuable ticket time and cook time data.

Advertising and Promotion

Our restaurants compete in the upscale, casual dining segment of the restaurant industry.  This segment is generally positioned between easily replicated casual dining operations and expensive fine dining or dinner house operations.  We believe our commitment to providing consistent, exceptional value to consumers in an upscale, casual dining environment continues to be the most effective approach to attracting and retaining customers.  Accordingly, we have historically relied on our high profile locations, operational excellence, media interest and “word of mouth” to attract and retain restaurant guests instead of using paid advertising or discounting.  We evaluate other more traditional forms of paid advertising as the need arises.  However, during fiscal 2006, our restaurant-level expenditures for advertising were less than 1% of restaurant sales.

We believe our commitment to deliver exceptional value to consumers has enabled our newer restaurants to benefit from the brand recognition and reputation developed by our existing restaurants.  We also attempt to build awareness and relationships with local hotel concierges, neighborhood groups and others in the community.  For restaurant openings in new markets, we generally host a high profile event for a local charity as part of our preopening practice activities that also serves to introduce our concept to the market.  In new markets, we also arrange for local television and radio stations to cover our restaurant openings and thereby provide us with free publicity.  During fiscal 2001, the Company sponsored the formation of The Cheesecake Factory — Oscar and Evelyn Overton Charitable Foundation that, among its other intended activities, provides a vehicle for employee participation in qualified local community service and charitable programs.

Purchasing and Distribution

We strive to obtain quality menu ingredients, raw materials and other supplies and services for our operations from reliable sources at competitive prices.  We continually research and evaluate various ingredients and products in an effort to maintain high quality and to be responsive to changing consumer tastes.  Except for cheesecakes and other baked products, our restaurants do not utilize a central food commissary.  Substantially all menu items are prepared on each restaurant’s premises daily from scratch using fresh ingredients.  In order to maximize purchasing efficiencies and to provide the freshest ingredients for our menu items while obtaining the lowest possible prices for the required quality and consistency, each restaurant’s management determines the quantities of food and supplies required and orders the items from local, regional and national suppliers on terms negotiated by our central purchasing staff.  Restaurant-level inventories are maintained at a minimum dollar-value level in relation to sales due to the high concentration and relatively rapid turnover of the perishable produce, poultry, meat, fish and dairy commodities that we use in our operations, coupled with limited storage space at our restaurants.

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

Seasonality and Quarterly Results

Our business is subject to seasonal fluctuations. Historically, our highest levels of revenues and net income for our established restaurants have occurred in the second and third quarters of the fiscal year.  More than two-thirds of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales.  Patio seating represents approximately 19% of the total available productive seating for all restaurants open as of January 2, 2007 and can be subject to disruption from inclement weather. Holidays, severe winter weather, hurricanes, thunderstorms and similar conditions may impact restaurant sales volumes seasonally in some of the markets where we operate.  Our bakery operations are seasonal to the extent that the fourth quarter’s sales are typically higher due to holiday business.  Additionally, bakery sales comparisons may fluctuate significantly from quarter to quarter due to the timing and size of orders from our larger bakery customers.  Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated preopening costs.  As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

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

Food Quality and Safety

Our revenues can be substantially affected by adverse publicity resulting from food quality, illness, or health concerns stemming from incidents occurring at our competitors’ restaurants as well as incidents that may occur at a single restaurant or, with respect to our bakery operations, a single production run of bakery products.  In particular, since we depend heavily on The Cheesecake Factory® mark for a majority of our revenues, unfavorable publicity relating to our bakery operations could have a material adverse effect on our restaurant operations, and vice versa.  To minimize the risk of food borne illness, we have implemented a HACCP system for managing food safety and quality.  Nevertheless, the risk of food borne illness cannot be completely eliminated, and outbreaks at other restaurant chains may effect our restaurants even if our restaurants are not implicated in the food safety concern publicized.  We attempt to manage risks of this nature, but the occurrence of any one of these factors elsewhere within the foodservice industry or in any one of our restaurants or our bakery production facility, could cause our entire company to be adversely affected.

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

During fiscal 2006, approximately 13% of our restaurant sales were attributable to alcoholic beverages.  Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities for licenses and permits to sell alcoholic beverages on the premises.  Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. The failure of a restaurant to obtain or retain its licenses would adversely affect that restaurant’s operations and profitability.  Alcoholic beverage control regulations impact many aspects of the daily operations of our restaurants, including the minimum ages of patrons and employees consuming or serving such beverages, respectively; employee alcoholic beverage training and certification requirements; hours of operation; advertising; wholesale purchasing and inventory control of such beverages; seating of minors and the service of food within our bar areas; and the storage and dispensing of alcoholic beverages.  State and local authorities in many jurisdictions routinely monitor compliance with alcoholic beverage laws.  The failure to receive or retain, or a delay in obtaining, or a liquor license for a particular restaurant could adversely affect our ability to obtain such licenses elsewhere.

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

Various federal and state labor laws govern our operations and our relationships with our employees, including such matters as minimum wages, breaks, overtime, fringe benefits, safety, working conditions and citizenship requirements.  We are also subject to the regulations of the Bureau of Citizenship and Immigration Services (“BCIS”).  Even if we operate our restaurants in strict compliance with BCIS requirements, some of our employees may not meet federal citizenship or residency requirements, which could lead to a disruption in our work force.  Significant government-imposed increases in minimum wages, paid or unpaid leaves of absence, sick leave, and mandated health benefits, or increased tax reporting, assessment or payment requirements related to our employees who receive gratuities could be detrimental to the profitability of our restaurants and bakery operations.  Various proposals that would require employers to provide health insurance for all of their employees are considered from time to time in Congress and various states.   The imposition of any requirement that we provide health insurance to employees under federal or state programs that are more extensive than the health insurance benefits we currently provide could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general.  Our suppliers may also be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us.  While we carry employment practices insurance, a settlement or judgment against us in excess of our coverage limitations could have a material adverse effect on our results of operations, liquidity, financial position or business.

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

We are subject to federal and state environmental regulations, but these laws have not had a material effect on our operations.  Various laws concerning the handling, storage, and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations.  During fiscal 2006, there were no material capital expenditures for environmental control facilities and no such expenditures are anticipated.

Our facilities must comply with the applicable requirements of the Americans With Disabilities Act of 1990 (“ADA”) and related state statutes.  The ADA prohibits discrimination on the basis of disability with respect to public accommodations and employment.  Under the ADA and related state laws, when constructing new restaurants or undertaking significant remodeling of existing restaurants, we must make them readily accessible to disabled persons. We must also make reasonable accommodations for the employment of disabled persons.

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

Employees

As of January 2, 2007, we employed approximately 29,400 persons, of which approximately 28,400 employees worked in our restaurants, approximately 700 worked in our bakery operations and approximately 300 employees worked in our corporate center and restaurant field supervision organization.  None of our employees are currently covered by collective bargaining agreements, and we have never experienced an organized work stoppage, strike or labor dispute.  We believe our working conditions and compensation packages are generally comparable with those offered by our competitors and consider overall relations with our employees to be favorable.

Trademarks and other Intellectual Property

We have registered, among other marks, “The Cheesecake Factory,” “Grand Lux Cafe,” “The Cheesecake Factory Bakery,” “The Cheesecake Factory Express,” “The Dream Factory,” and “The Cheesecake Factory Bakery Cafe” as trademarks with the United States Patent and Trademark Office.  Additional trademark applications are pending.  We have also registered our ownership of the Internet domain name “thecheesecakefactory.com” and other Internet domain names and apply for copyright protection of our menus.  We regard our trademarks and other intellectual property as having substantial value and as important factors in the marketing of our restaurants and bakery products.  We have registered, or have pending applications to register, one or more of our trademarks in more than 79 foreign countries, although there can be no assurance that our name and marks are registerable in every country for which registration is being sought.  The duration of trademark registrations varies from country to country.  However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained, and they have not been found to become generic.

Executive Officers

David Overton, age 60, serves as our Chairman of the Board and Chief Executive Officer.  Mr. Overton co-founded our predecessor company in 1972 with his parents.

Peter J. D’Amelio, age 45, was appointed President and Chief Operating Officer of our restaurant concepts in April 2004.  Mr. D’Amelio joined our Company in 1990 as a restaurant manager and steadily advanced through our restaurant operation organization.  He previously served as President and Chief Operating Officer of our Grand Lux Cafe restaurant operations.  Mr. D’Amelio resigned from the Company effective February 9, 2007.

Max S. Byfuglin, age 61, serves as President of The Cheesecake Factory Bakery Incorporated, our bakery subsidiary.  Mr. Byfuglin joined our bakery operations in 1982 and worked closely with our founders, serving in nearly every capacity in our bakery over the past 23 years.

Debby R. Zurzolo, age 50, was appointed Executive Vice President, Secretary and General Counsel in December 2003.  Ms. Zurzolo joined our Company as Senior Vice President and General Counsel in April 1999.  From 1982 until joining the Company, she practiced law at Greenberg Glusker Fields Claman & Machtinger LLP in Los Angeles, California.  As a partner with that firm, Ms. Zurzolo represented us on various real estate and other business matters.

Michael J. Dixon, age 44, was appointed Senior Vice President, Finance and Chief Financial Officer in December 2003.  Mr. Dixon joined our Company in September 2000 as Vice President, Finance and Controller after several years in finance and business development with The Walt Disney Company and nine years with the public accounting firm of Coopers & Lybrand LLP.

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

Adverse weather conditions can impact customer traffic at our restaurants, cause the temporary underutilization of outdoor patio seating, and, in more severe cases, cause restaurant closures. Outdoor patio seating is available at most of our restaurants and accounts for approximately 19% of our seating capacity.

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

Inflation and other market conditions may increase our operating expenses.

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

•                        Food safety.  As a manufacturer and distributor of food products, we are subject to a number of food safety laws and regulations, including the Federal Food, Drug and Cosmetic Act.  Failure to comply with these laws and regulations could adversely affect our business, financial position and results of operations.

Changes in, or any failure to comply with, applicable labor laws or regulations could adversely affect our business, financial position and results of operations.

Various federal and state labor laws and regulations govern our operations and relationships with employees, including minimum wages, breaks, overtime, fringe benefits, safety, working conditions and citizenship requirements. Changes in, or any failure to comply with, these laws and regulations could subject us to fines or legal actions.  Settlements or judgments that are not insured or in excess of our coverage limitations could have a material adverse affect on our business.  Even if we operate our facilities in strict compliance with Bureau of Citizenship and Immigration Services requirements, some of our employees may not meet federal citizenship or residency requirements.  This could result in a disruption in our work force, sanctions against us and adverse publicity.  Significant government-imposed increases in minimum wages, paid or unpaid leaves of absence and mandated health benefits, or increased tax reporting, assessment or payment requirements related to our employees who receive gratuities could be detrimental to the profitability of our restaurants and bakery operations.

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

Adverse publicity about others in the food service industry or about food products could negatively affect our sales.

Adverse publicity about others in the food service industry or about food products we sell resulting from food quality, illness, or health concerns may have a negative effect on our restaurant sales.

The need for advertising may arise, which could increase our operating expenses.

We have historically relied on our high profile locations, operational excellence, media interest, and “word of mouth” to attract and retain restaurant guests instead of extensive use of paid advertising or discounting.  Should we conclude that additional paid advertising is necessary to attract and retain guests, our operating expenses could increase and our financial results could be adversely affected.

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

A downturn or limited future growth of bakery sales will have an adverse impact on our business, financial position and results.  Our bakery operations are dependent upon a number of factors including, but not limited, to:

•                  Our ability to obtain and retain large-account customers for our bakery operations and our ability to enter into long-term contracts with those customers; and

•                  Our current reliance on two major warehouse customers for a substantial percentage of our third party bakery sales.

New restaurant openings may negatively impact sales at our existing restaurants.

We generally select high profile locations for our large, upscale and highly customized restaurants, and believe that we draw guests from a much larger geographical area compared to most casual dining chain restaurants.  The sizes of our restaurant trade areas vary from location to location, depending on a number of factors such as population density, demographics, retail, office, entertainment and other traffic generators and geography.  As a result, the opening of a new restaurant could impact the sales of one or more of our nearby restaurants.  It is not our intention to open new restaurants that materially cannibalize the sales of our existing restaurants.  However, as with most growing retail and restaurant chain operations, there can be no assurance that unpredicted sales cannibalization will not occur or become more significant in the future as we gradually increase our presence in existing markets over time to maximize our competitive position and financial performance in each market.

Litigation could have a material adverse impact on our business.

We are subject to lawsuits, administrative proceedings and claims that arise in the course of our business.  The matters typically involve claims by guests, employees and others regarding such issues as food borne illness, compliance with wage and hour requirements, and other operational issues common to the foodservice industry.  We could be adversely affected by negative publicity resulting from these claims, regardless of their validity.  An adverse judgment or settlement that is not insured or in excess of insurance coverage could have a material adverse effect on our business and financial position and results of operations.  We are self-insured for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, health benefits and other insurable risks.  We accrue liabilities for these programs based on our estimate of the ultimate costs to settle known claims as well as claims that are incurred but not reported.  Significant judgment is required to estimate claims that have been incurred but not reported.  If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be negatively impacted.

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

Our failure to establish, maintain and apply adequate internal control over our financial reporting could affect our reported results of operations.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002.  These provisions provide for the identification of material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America.  Should we identify a material weakness in internal controls, there can be no assurance that we will be able to remediate any future material weaknesses that may be identified in a timely manner or maintain all of the controls necessary to remain in compliance.  Any failure to maintain an effective system of internal controls over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.

Changes in financial accounting standards or interpretations of existing standards could affect our reported results of operations.

Changes in accounting standards, new accounting pronouncements and interpretations may occur that could adversely affect our previously reported or future financial position, results of operations and/or cash flows.

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

We and certain of our directors and current and former officers are defendants in eight shareholder derivative actions relating to our stock option granting practices. See Part I, Item 3, “Legal Proceedings”

for a more detailed description of these proceedings.  These actions are in their preliminary stages, and we intend to vigorously defend these actions. These lawsuits could divert management time and attention from day-to-day operations, result in significant uninsured legal expenses, and result in an outcome that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In accordance with our articles of incorporation and bylaws, we have entered into indemnification agreements with each of our present and former directors and officers.  Under these agreements, we are required to indemnify each director and officer against expenses, including attorneys’ fees, judgments, fines and settlements, paid by such individual in connection with the Option Derivative Actions (other than liabilities excluded from indemnification under our bylaws and Delaware law). Defense of these lawsuits could result in significant legal expenses that may not be recoverable under our liability insurance coverage and divert management time and attention from day-to-day operations.  An unfavorable outcome could have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 1B:   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2:   PROPERTIES

All of our 131 existing Company-operated, full-service restaurants and one “express” location are located on leased properties, and we have no current plans to own the real estate underlying our restaurants.  See Part I, Item 1 “Business — Existing Restaurant Locations” for information regarding the location of our restaurants.  We own substantially all of the equipment, furnishings and trade fixtures in our restaurants.  Existing restaurant leases have expiration dates ranging from February 29, 2008 to January 31, 2030 (excluding existing renewal options).  There can be no assurance that we will be able to renew expiring leases after the expiration of all remaining renewal options.  Most of our restaurant leases provide for contingent rent based on a percentage of restaurant sales (to the extent this amount exceeds a minimum base rental) and payment of certain lease-related expenses.  See Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8 of this report for information regarding the aggregate straight-line minimum and percentage rent expense for the last three fiscal years and information regarding our obligation to pay minimum base rentals in future years.

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

We completed a second bakery production facility in Rocky Mount, North Carolina in March 2006.  The second bakery facility is a 100,000 square-foot facility on a 15.82-acre parcel of land.  We currently own the property in fee simple.

ITEM 3:   LEGAL PROCEEDINGS

On August 29, 2006, five present and former hourly restaurant employees in the States of Tennessee, Texas and Arizona filed a lawsuit in the U.S. District Court for the Middle District of Tennessee against us alleging violations of the Fair Labor Standards Act with respect to alleged minimum wage violations, improper payroll deductions and requiring work “off the clock,” among others claims (Smith v.

The Cheesecake Factory Restaurants, Inc. et al; Case No. 3 06 0829).  The lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. The plaintiffs also seek attorneys’ fees for themselves.  Discovery is currently continuing in this matter.  We intend to vigorously defend our position.

On January 9, 2007, two former hourly restaurant employees in the State of California filed a lawsuit in the Los Angeles County Superior Court against us alleging violations of California’s wage and hour laws with respect to alleged failure to pay proper wages, improper payroll deductions, and violations of the California meal and break period laws, among others claims (Guardado v. The Cheesecake Factory Restaurants, Inc. et al; Case No. BC360426).  The lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. The plaintiffs also seek attorneys’ fees for themselves.  We intend to vigorously defend this action.

Following our announcement on July 18, 2006 of the Audit Committee of our Board of Directors’ review of our historical stock option granting practices, a number of purported Company shareholders brought eight separate putative shareholder derivative actions (the “Option Derivative Actions”) against us, our entire Board of Directors (other than David Klock), and certain of our current and former officers alleging that the defendants improperly dated certain historical stock option grants.  The plaintiffs in these cases, filed in Los Angeles County Superior Court and styled as Siebles v. Deitchle et. al. (Case No. BC355872) (subsequently re-filed in federal court), McGee v. Overton et al. (Case No. BC355953); Rigotti v. Overton, et al. (Case No. BC356850), Cullen v. Overton, et al. (Case No. BC356851), Sachs v. Overton et al. (Case No. BC357065), and filed in United States District Court for the Central District and styled as Siebles v. Deitchle et.al. (Case No. CV06 6234), Kuhns v. Deitchle et al. (Case No. SACV06917) and Freed v. Overton et al. (Case No. CV 06 06486) contend, among other things, that the defendants’ conduct violated the California and/or federal securities laws, breached defendants’ fiduciary duties, wasted corporate assets, unjustly enriched the defendants, and caused errors in our financial statements.  The plaintiffs seek, among other things, unspecified damages and disgorgement of profits from the alleged conduct to be paid to us.  The plaintiffs also seek attorneys’ fees for themselves.  On January 4, 2007, our Board of Directors established a Special Litigation Committee to facilitate timely and orderly consideration of the matters raised by and relating to the Option Derivative Actions. The Options Derivative Actions are in the preliminary stages of litigation.

We are also subject to other private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business.  These claims typically involve claims from guests, employees and others related to operational issues common to the foodservice industry.  A number of these claims may exist at any given time.  We could be affected by adverse publicity resulting from such allegations, regardless of whether such allegations are valid or whether we are determined to be liable.  From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks.  We believe that the final disposition of such lawsuits, proceedings and claims will not have a material adverse effect on our financial position, results of operations or liquidity.  It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended January 2, 2007.

PART II

ITEM 5:   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Global Select MarketSM tier of The Nasdaq Stock Market® under the symbol CAKE.  The following table sets forth, for the periods indicated, the high and low sales prices as reported on The Nasdaq Stock Market.

	High	Low
Fiscal 2005:
First Quarter	$37.36	$29.88
Second Quarter	36.81	30.15
Third Quarter	36.75	29.29
Fourth Quarter	38.49	30.55

Fiscal 2006:
First Quarter	$39.28	$35.09
Second Quarter	36.33	25.21
Third Quarter	27.68	21.65
Fourth Quarter	29.06	24.53

Since our initial public offering in September 1992, we have not declared or paid any cash dividends on our common stock.  We currently intend to retain all earnings for the operation and expansion of our business.  Although we have the financial capacity to consider paying a cash dividend and remain compliant with the covenants of our revolving credit and term loan facility, we have no current plans to do so.  There were approximately 1,177 holders of record of our common stock at February 13, 2007 and we estimate there were approximately 62,400 beneficial stockholders on that date.

During the quarterly period ended January 2, 2007, we made no purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Price Performance Graph

Set forth below is a graph comparing the total return on an indexed basis of a $100 investment in the Company’s common stock, the S&P 400 Midcap Index, the Nasdaq Composite® (US) Index and the Nation’s Restaurant News Stock Index. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of the respective fiscal year of the Company. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

Comparison of Five-Year Cumulative Total Return on $100 Investment
Among The Cheesecake Factory Incorporated, S&P 400 Midcap Index,
Nasdaq Composite® (US) Index and the Nation’s Restaurant News Stock Index

	12/31/01	12/31/02	12/31/03	12/31/04	12/30/05	12/29/06
The Cheesecake Factory Incorporated	$100	$104	$127	$140	$161	$106
S&P 400 Midcap Index	$100	$85	$113	$130	$145	$158
Nasdaq Composite (US) Index	$100	$69	$103	$112	$115	$126
Nation’s Restaurant News Stock Index	$100	$83	$85	$122	$134	$153

ITEM 6:   SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth, for the periods indicated, selected consolidated financial data that has been derived from our consolidated financial statements.  The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto, and with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year (1)
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$1,315,325	$1,182,053	$969,232	$773,835	$651,970

Costs and expenses:
Cost of sales	333,528	302,889	257,076	195,370	165,629
Labor expenses	420,957	364,173	298,787	239,824	200,787
Other operating costs and expenses	303,240	268,253	223,682	181,113	150,533
General and administrative expenses	72,751	53,527	41,964	37,761	33,986
Depreciation and amortization expenses	53,064	45,177	35,981	28,262	23,127
Preopening costs	24,944	18,293	14,787	12,174	11,019
Total costs and expenses	1,208,484	1,052,312	872,277	694,504	585,081

Income from operations	106,841	129,741	96,955	79,331	66,889
Interest income, net	4,245	3,918	2,234	3,354	3,885
Other income, net	2,048	557	966	2,944	2,178
Income before income taxes	113,134	134,216	100,155	85,629	72,952
Income tax provision	31,852	46,268	34,819	30,044	25,957
Net income	$81,282	$87,948	$65,336	$55,585	$46,995

Net income per share (2):
Basic	$1.04	$1.12	$0.84	$0.73	$0.64
Diluted	$1.02	$1.10	$0.82	$0.71	$0.61

Weighted average shares outstanding (2):
Basic	78,181	78,354	77,613	75,633	73,889
Diluted	79,460	80,176	79,395	77,772	76,737

Balance Sheet Data (at end of period):
Total cash and cash equivalents	$44,790	$31,052	$14,041	$15,167	$11,033
Investments and marketable securities	89,524	146,922	137,471	121,840	103,453
Total assets	1,039,731	926,250	758,994	610,116	481,398
Total long-term debt (including current portion) (3)	40,419	26,896	17,288	6,862	—
Total stockholders’ equity	711,542	646,699	540,823	455,060	378,142

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

As of February 13, 2007, we operated 123 upscale, high-volume, casual dining restaurants under The Cheesecake Factory® mark.  We also operated eight upscale casual dining restaurants under the Grand Lux Cafe® mark; one self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark inside the DisneyQuest® family entertainment center in Orlando, Florida; and two bakery production facilities.  We also licensed two limited menu bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.

Our revenues consist of sales from our restaurant operations and sales from our bakery operations to other foodservice operators, retailers and distributors (“bakery sales”).  Revenues from restaurant sales are recognized when payment is tendered at the point of sale.  Revenues from bakery sales are recognized upon transfer of title to customers.  We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants or on our website. Revenues from unredeemed gift cards are recognized over three years based on historical and expected redemption trends.  These adjustments are classified as revenues in our consolidated statement of operations.

New restaurants become eligible to enter our comparable sales calculations in their 19th month of operation.  We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31st for financial reporting purposes.  Fiscal 2006 consisted of 52 weeks and ended January 2, 2007. Fiscal 2005 consisted of 53 weeks; fiscal 2004 consisted of 52 weeks.

The Cheesecake Factory is an upscale, casual dining concept that offers approximately 200 menu items including appetizers, pizza, seafood, steaks, chicken, burgers, pasta, specialty items, salads, sandwiches, omelets and desserts, including approximately 40 varieties of cheesecake and other baked desserts.  Grand Lux Cafe is also an upscale, casual dining concept offering approximately 150 menu items.  In contrast to many chain restaurant operations, substantially all of our menu items (except desserts manufactured at our bakery production facilities) are prepared on the restaurant premises using high quality, fresh ingredients based on innovative and proprietary recipes.  We believe our restaurants are recognized by consumers for offering exceptional value with generous food portions at moderate prices.  Our restaurants’ distinctive, contemporary design and decor create a high-energy ambiance in a casual setting.  Our restaurants currently range in size from 5,400 to 21,000 interior square feet, provide full liquor service and are generally open seven days a week for lunch and dinner, as well as Sunday brunch.  Total restaurant sales represented 95.0%, 94.9% and 94.5% of our revenues for fiscal 2006, 2005 and 2004, respectively.

During fiscal 2006, the Audit Committee of our Board of Directors conducted a review of our historical stock option granting practices.  Based upon the Audit Committee’s findings, we concluded that we incorrectly applied the measurement date, as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” with respect to certain option grants.  In consideration of the application of Internal Revenue Code Section 409A to those options for which we incorrectly applied the measurement date, we commenced on February 6, 2007 an offer to amend the exercise prices of those options granted under our 1992 Performance Employee Stock Option Plan and Year 2000 Omnibus Performance Stock Incentive Plan.  Only options that were unvested on December 31, 2004 and that have exercise prices that were, or may have been, lower than the fair market value on the date of the grant are subject to this offer.  The tender offer is directed solely at our staff members and is intended to correct the exercise price in order to eliminate adverse tax consequences for these employees under Section 409A.  The offer is schedule to expire on March 8, 2007, has no impact to our financial statements, other than some modest costs associated with the filing.

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

In evaluating and assessing the performance of our business, we believe the following are key performance indicators that should be taken into consideration:

•                  New Restaurant Openings.  We intend to continue developing The Cheesecake Factory and Grand Lux Cafe restaurants in high profile locations within densely populated areas in both existing and new markets.  Since most of our established restaurants currently operate close to full capacity during the peak demand periods of lunch and dinner, and given our relatively high average sales per productive square foot, we generally do not expect to achieve increases in comparable sales other than our effective menu price increases.  Therefore, we expect that the majority of our year-over-year revenue growth will come from new restaurant openings.  We have opened new restaurants at a compounded annual growth rate of approximately 26% in the 14 years that we have been a public company.  Based on a review of demographic and other market data, we estimate that there is an opportunity to open as many as 200 Cheesecake Factory restaurants and as many as 150 Grand Lux Cafes in the U.S. today.  In fiscal 2006, we opened 21 new restaurants, including one Grand Lux Cafe.  In fiscal 2007, we expect to open as many as 21 new restaurants, including as many as five to six Grand Lux Cafes. In addition, we are currently developing an upscale, full-service, casual dining concept with broad-based Asian cuisine, which we plan to open in the third quarter of fiscal 2007.

•                  General and Administrative Expenses Expressed as a Percentage of Revenues.   Leveraging our restaurant and bakery support infrastructure will allow us to grow general and administrative expenses at a slightly slower rate than revenue growth over the longer-term.  During fiscal 2007, we plan to continue to add resources to the corporate support, training and field supervision activities of our business, in conjunction with the planned openings of as many as 21 new restaurants during the year.

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

Results of Operations

The following table sets forth, for the periods indicated, our consolidated statements of operations expressed as percentages of revenues.  Fiscal years 2006, 2005 and 2004 included $18.2 million, $0.8 million and $1.1 million of stock-based compensation expense, representing 1.4%, 0.1% and 0.1% of revenues, respectively.  The increase in fiscal 2006 relates to our adoption of Financial Accounting Standards Board Statement No. 123(R).  Prior to fiscal 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  In fiscal 2006, stock-based compensation impacted labor expenses and general and administrative expenses by 0.5% and 0.8%, respectively, and impacted other operating costs and expenses and preopening costs by 0.1% on a combined basis.  For fiscal years 2005 and 2004, the impact of stock-based compensation was 0.1% on labor and general and administrative expenses on a combined basis.

	Fiscal Year
	2006	2005	2004
Revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	25.4	25.6	26.5
Labor expenses	32.0	30.8	30.8
Other operating costs and expenses	23.1	22.7	23.1
General and administrative expenses	5.5	4.5	4.4
Depreciation and amortization expenses	4.0	3.8	3.7
Preopening costs	1.9	1.6	1.5

Total costs and expenses	91.9	89.0	90.0

Income from operations	8.1	11.0	10.0
Interest income, net	0.3	0.3	0.2
Other income, net	0.2	0.1	0.1

Income before income taxes	8.6	11.4	10.3
Income tax provision	2.4	4.0	3.6

Net income	6.2%	7.4%	6.7%

Fiscal 2006 Compared to Fiscal 2005

Revenues

Revenues increased 11% to $1,315.3 million for fiscal 2006 compared to $1,182.1 million for fiscal 2005.  Fiscal 2006 consisted of 52 weeks compared to 53 weeks for fiscal 2005. After adjusting for $24.0 million of revenues contributed by the additional operating week in fiscal 2005, revenues would have increased by 14% compared to $1,158.1 million on a 52-week basis.

Restaurant sales increased 11% to $1,249.4 million for fiscal 2006 compared to $1,122.2 million for the prior fiscal year.  After adjusting for $22.8 million of restaurant sales contributed by the additional operating week in fiscal 2005, restaurant sales would have increased by 14% when compared to 2005 sales of $1,099.4 million measured on a 52-week basis. The resulting sales increase of $150.0 million on a comparable week basis consisted of $6.0 million, or a 0.6%, decrease in comparable restaurant sales and $156.0 million increase from restaurants not in the comparable sales base.

By concept, comparable restaurant sales at The Cheesecake Factory restaurants decreased approximately 1.1% and comparable sales at the Grand Lux Cafes increased approximately 6.1%. Sales in comparable Cheesecake Factory restaurants were impacted by a general reduction in dining occasions due to macro economic factors, as experienced by many in the restaurant industry, offset partially by an approximate 1% effective menu price increase implemented during January and February 2006. We did not take an effective menu price increase during July and August 2006.  Sales in comparable Grand Lux Cafes benefited from an approximate 2% effective menu price increase implemented in October 2006.

Total restaurant operating weeks increased 17% to 6,055 compared to 5,188 on a 52-week basis for fiscal 2005.  Average sales per restaurant operating week at The Cheesecake Factory restaurants in fiscal 2006 decreased approximately 1.9% to $206,000 compared to $210,000 for the prior fiscal year. The decrease in average weekly sales in excess of the decrease in comparable sales is due principally to two factors.  First, the average productive square feet and seats at restaurants not in the comparable base are approximately 5% less than restaurants opened in the comparable sales base. Second, the weekly sales volumes at several newer restaurants are gradually decreasing, as expected, from their initial grand opening or “honeymoon” sales levels to their sustainable and expected run-rate levels.  It is common in the restaurant industry for new locations to open with sales volumes well in excess of their sustainable run-rate levels due to grand opening promotional and consumer awareness activities that generate abnormally high customer traffic for a period of several months.

During 2007, our goal is to open as many as 21 new restaurants, including as many as five to six Grand Lux Cafes.  Due to the nature of the sites we choose, our opening schedule is consistently weighted toward the second half of the year.  Although it is difficult for us to predict the timing of our new restaurant openings by quarter, due to the nature of our leased restaurant locations and our highly customized layouts, our current plan calls for one Grand Lux Cafe opening in the first quarter, one Cheesecake Factory restaurant in the second quarter, with the remaining openings in the second half of the year.  Based on this opening schedule, we plan to achieve approximately 20% square footage growth in fiscal 2007.  However, since many of these openings are late in the year, we will not realize their full benefit until fiscal 2008.  We currently project our operating week growth in fiscal 2007 compared to fiscal 2006 to be approximately 18%.

We presently update and reprint the menus in our restaurants twice a year.  For Cheesecake Factory restaurants, these updates generally occur during January and February (the “winter menu change”) and during July and August (the “summer menu change”).  For our 2007 winter menu change, we implemented an approximate 1.5% effective menu price increase for the purpose of offsetting those operating cost and expense increases that were known or expected as of January 2007.  We plan to review our operating cost and expense trends in the spring of 2007 and consider the need for additional menu pricing in connection with our 2007 summer menu change.  All potential menu price increases must be carefully considered in light of their ultimate acceptability by our restaurant guests.  Additionally, other factors outside of our control, such as inclement weather, holidays, general economic and competitive conditions and other factors can impact comparable sales comparisons.  Accordingly, there can be no assurance that increases in comparable sales will be achieved.

Bakery sales to other foodservice operators, retailers and distributors (“bakery sales”) increased 10% to $65.9 million in fiscal 2006 compared to $59.9 million in the prior fiscal year. After adjusting for $1.2 million of bakery sales contributed by the additional operating week in fiscal 2005, bakery sales would have increased 12% to $65.9 compared to $58.7 million on a 52-week basis. This increase was primarily due to higher sales to our warehouse club customers, which accounted for approximately 75% of total bakery sales for fiscal 2006 compared to 70% for fiscal 2005, as well as increased sales of The Dream Factory and private label products.  We currently expect bakery sales to increase approximately 8% to 10% in fiscal 2007 compared to fiscal 2006.

We strive to develop and maintain long-term, growing relationships with our bakery customers,

based largely on our 34-year reputation for producing high quality, creative baked desserts.  However, bakery sales volumes will always be less predictable than our restaurant sales.  It is difficult to predict the timing of bakery product shipments and contribution margins on a quarterly basis, as the purchasing plans of our large-account customers may fluctuate.  Due to the highly competitive nature of the bakery business, we are unable to enter into long-term contracts with our large-account bakery customers, who may discontinue purchasing our products without advance notice at any time for any reason.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses.

Cost of sales increased 10% to $333.5 million in fiscal 2006 compared to $302.9 million in fiscal 2005.  This increase was primarily attributable to the 11% increase in restaurant sales and the 10% increase in bakery sales during fiscal 2006.  As a percentage of revenues, these costs decreased to 25.4% during fiscal 2006 compared to 25.6% for the prior fiscal year.  This decrease was primarily attributable to reduced costs compared to the prior year for a variety of commodities used in our restaurants, particularly poultry.

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

We are currently able to contract for the majority of the food commodities used in our operations for periods of up to one year.  With the exception of cream cheese used in our bakery operations, many of the fresh commodities, such as fish, dairy, and certain produce and poultry products are not currently contractible for periods longer than 30 days in most cases.  As a result, these fresh commodities can be subject to unforeseen supply and cost fluctuations due principally to weather and other general agricultural conditions.  Cream cheese is the most significant commodity used in our bakery products, with an expected requirement of as much as 13 million to 14 million pounds during fiscal 2007.  We have contracted for the majority of our cream cheese requirements for fiscal 2007 at a fixed cost per pound that is slightly lower than the actual cost per pound in fiscal 2006. We will also purchase cream cheese on the spot market as necessary to supplement our agreements.

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

Labor Expenses

Labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, increased 16% to $421.0 million for fiscal 2006 compared to $364.2 million for fiscal 2005.  This increase was principally in support of the 11% increase in revenues during fiscal 2006.  As a percentage of revenues, labor expenses increased to 32.0% for fiscal 2006 compared to 30.8% for fiscal 2005.  Fiscal 2006 included $6.7 million, or 0.5% of revenues, of stock-based compensation expense related to our fiscal 2006 adoption of SFAS 123R (See Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8 of this report).  The remaining increase in labor as a percent of revenues is attributable to the decrease in average sales per week.  While we manage our labor judiciously to adapt to revenue fluctuations, we expect to experience some de-leveraging of labor costs at lower sales levels as we are committed to delivering the level of service our guests expect, while still achieving reasonable labor costs.

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

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, insurance, licenses, taxes, and utilities), other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses.  Other operating costs and expenses increased 13% to $303.2 million for fiscal 2006 compared to $268.3 million for fiscal 2005.  This increase was principally attributable to the 11% increase in revenues during fiscal 2006.  As a percentage of revenues, other operating costs and expenses increased to 23.1% for fiscal 2006 versus 22.7% for fiscal 2005.  Higher utility costs and the de-leveraging of fixed cost maintenance contracts due to lower average weekly sales at our restaurants accounted for the majority of this increase.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, the restaurant field supervision organization, the bakery administrative organization and the corporate support organization. G&A expenses increased 36% to $72.8 million for fiscal 2006 compared to $53.5 million for fiscal 2005.  This increase was principally due to the planned growth of our supervision and support organizations commensurate with the growth of our restaurant and bakery operations during fiscal 2006.  As a percentage of revenues, G&A expenses increased to 5.5% for fiscal 2006 versus 4.5% for fiscal 2005.  This percentage increase was principally due to the addition of $10.9 million, or 0.8% of revenues, in stock-based compensation expense related to our fiscal 2006 adoption of SFAS 123R, as compared to $0.5 million, or less than 0.1% of revenues, of stock-based compensation expense in fiscal 2005 under APB Opinion No. 25. In addition, we incurred $1.8 million of professional fees in fiscal 2006 associated with the review of our historical stock option granting practices.  During fiscal 2007, we plan to continue to add resources to the corporate support, training and field supervision activities of our business, in conjunction with the planned openings of as many as 21 new restaurants during the year.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased 17% to $53.1 million for fiscal 2006 compared to $45.2 million for fiscal 2005.  This increase was principally due to increases in property and equipment associated with new restaurant openings and the second bakery production facility.  As a percentage of revenues, depreciation and amortization expenses increased to 4.0% for fiscal 2006 compared to 3.8% for fiscal 2005.

Preopening Costs

Preopening costs increased 36% to $24.9 million for fiscal 2006 compared to $18.3 million for the prior fiscal year.  We opened 20 Cheesecake Factory restaurants and one Grand Lux Cafe restaurants during fiscal 2006 compared to 16 Cheesecake Factory restaurants and two Grand Lux Cafe restaurants during fiscal 2005.  In addition, preopening costs were incurred in both years for restaurant openings in progress.  We also incurred preopening costs of $1.6 million in fiscal 2006 compared to $0.3 million in fiscal 2005 in conjunction with our second bakery production facility, which opened in the first quarter of 2006.

Preopening costs include incremental out-of-pocket costs that are directly related to the openings of new restaurants that are not otherwise capitalizable.  As a result of the highly customized and operationally complex nature of our upscale, high-volume concepts, the restaurant preopening process for our new restaurants is more extensive, time consuming and costly relative to that of most chain restaurant operations.  The preopening costs for one of our restaurants usually includes costs to relocate and compensate an average of 12 to 13 restaurant management employees prior to opening; costs to recruit and train an average of 200 to 250 hourly restaurant employees; wages, travel and lodging costs for our opening training team and other support employees; costs for practice service activities; and straight-line base rent expense subsequent to the construction period but prior to restaurant opening.  Preopening costs will vary from location to location depending on a number of factors, including the proximity of our existing restaurants; the size and physical layout of each location; the number of management and hourly employees required to open each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel to and lodging for different metropolitan areas; and the extent of unexpected delays, if any, in construction and/or obtaining final licenses and permits to open the restaurants, which also may be caused by landlord delays.

Our preopening cost for a typical single-story Cheesecake Factory restaurant in an established market averages approximately $1.0 million to $1.2 million.  In addition to the direct costs noted above, there will also be other preopening costs allocated to each restaurant opening, including costs for maintaining a roster of trained managers for pending openings, corporate travel and support activities.  Preopening costs will usually be higher for larger restaurants, our initial entry into new markets and for newer concepts such as the Grand Lux Cafe.  During fiscal 2007, we plan to open as many as five to six Grand Lux Cafe restaurants that could experience preopening costs of approximately $1.2 million to $1.3 million each.  We usually incur the most significant portion of direct preopening costs within the two-month period immediately preceding and the month of a restaurant’s opening.  Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.  We expense preopening costs as incurred.

We expect total fiscal 2007 preopening costs of approximately $25 million to $26 million, slightly higher than the $24.9 million incurred in fiscal 2006.  This increase is related to the higher proportion of planned Grand Lux Cafe openings in fiscal 2007 with five to six versus the one Grand Lux Cafe opened during fiscal 2006.  Also included in this amount are $1 million to $2 million of preopening costs associated with the opening of our Asian test concept.

Interest Income, Net, Other Income and Income Tax Provision

Interest income, net, increased to $4.2 million for fiscal 2006 compared to $3.9 million for fiscal 2005 due to an increase in the general level of interest rates, partially offset by lower investment balances due to treasury stock purchases during the second quarter of fiscal 2006.  We generally invest our excess cash balances in U.S. Treasury and Agency securities, investment grade corporate debt securities rated “A” or better and money market mutual funds.  In addition, we recorded interest expense of approximately $1.7 million and $0.9 million in fiscal 2006 and fiscal 2005, respectively, associated with landlord construction allowances deemed to be financing in accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction” (See Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8 of this report).

Other income for fiscal 2006 was $2.0 million compared to $0.6 million for fiscal 2005.  This increase was principally due to the contribution of land and a building for our North Carolina bakery production facility by the local government, in exchange for commitments from us to create jobs and operate a manufacturing plant in the community.

Our effective income tax rate was 28.2% for fiscal 2006 compared to 34.5% for fiscal 2005.  The decrease from the prior year was primarily attributable to the application of a manufacturing deduction, reversal of an accrual previously established for an uncertain tax position, and lower effective state taxes.  For fiscal 2007, we currently estimate our effective tax rate to be 31.0%.  The actual effective tax rate for fiscal 2007 may be different than our current estimate due to actual revenues, pretax income and tax credits achieved during the year.

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

Bakery sales to other foodservice operators, retailers and distributors increased 13% to $59.9 million in fiscal 2005 compared to $52.8 million in the prior fiscal year.  After adjusting for $1.2 million of bakery sales contributed by the additional operating week, bakery sales would have increased 11% to $58.7 million during fiscal 2005. This increase was primarily due to increased sales to our warehouse club customers, which accounted for approximately 70% of total bakery sales for fiscal 2005 compared to 64% for fiscal 2004, as well as increased sales of The Dream Factory and private label products.

Cost of Sales

Cost of sales increased 18% to $302.9 million in fiscal 2005 compared to $257.1 million in fiscal 2004.  This increase was primarily attributable to the 22% increase in restaurant sales and the 13% increase in bakery sales during fiscal 2005.  As a percentage of revenues, these costs decreased to 25.6% during fiscal 2005 compared to 26.5% for the prior fiscal year.  Compared to fiscal 2004, we experienced lower costs in most commodity categories, especially poultry, during fiscal 2005.

Labor Expenses

Labor expenses increased 22% to $364.2 million for fiscal 2005 compared to $298.8 million for fiscal 2004.  This increase was principally in support of the 22% increase in revenues during fiscal 2005.  As a percentage of revenues, labor expenses were 30.8% for both fiscal 2005 and fiscal 2004.  Higher minimum wages in several of the larger markets in which we operate and increased medical insurance costs were offset by menu price increases and efficient labor cost management.

Other Operating Costs and Expenses

Other operating costs and expenses increased 20% to $268.3 million for fiscal 2005 compared to $223.7 million for fiscal 2004.  This increase was principally attributable to the 22% increase in revenues during fiscal 2005.  As a percentage of revenues, other operating costs and expenses decreased to 22.7% for fiscal 2005 versus 23.1% for fiscal 2004.  The 0.4% decrease was primarily attributable to the impact of a reserve established in 2004 to accrue for estimated settlement costs and expenses associated with a lawsuit that was pending at the time, partially offset by an insurance settlement associated with our bakery operations.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased 27% to $53.5 million for fiscal 2005 compared to $42.0 million for fiscal 2004.  This increase was principally due to the planned growth of our supervision and support organizations commensurate with the growth of our restaurant and bakery operations during fiscal 2005.  As a percentage of revenues, G&A expenses increased to 4.5% for fiscal 2005 compared to 4.4% for the prior fiscal year.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased 26% to $45.2 million for fiscal 2005 compared to $36.0 million for fiscal 2004.  This increase was principally due to increases in property and equipment associated with new restaurant openings.  As a percentage of revenues, depreciation and amortization expenses increased slightly to 3.8% for fiscal 2005 versus 3.7% fiscal 2004.

Preopening Costs

Preopening costs increased 24% to $18.3 million for fiscal 2005 compared to $14.8 million for the prior fiscal year.  We opened 16 Cheesecake Factory restaurants and two Grand Lux Cafe restaurants during fiscal 2005 compared to 14 Cheesecake Factory restaurants and two Grand Lux Cafe restaurants during fiscal 2004.  In addition, preopening costs were incurred in both years for restaurant openings in progress. We also incurred preopening costs of $0.3 million in fiscal 2005 in conjunction with our planned opening of a second bakery production facility.

Interest Income, Net, Other Income and Income Tax Provision

Interest income, net, increased to $3.9 million for fiscal 2005 compared to $2.2 million for fiscal 2004.  This increase was principally due to a higher investment in available-for-sale securities and an increase in the general level of interest rates during fiscal 2005.  In addition, we recorded interest expense of approximately $0.9 million and $0.5 million in fiscal 2005 and fiscal 2004, respectively, associated with landlord construction allowances deemed to be financing in accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction.” (See Note 1 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report).

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

The following table presents, for the periods indicated, a summary of our key liquidity measurements.

	Fiscal Year
	2006	2005	2004
	(Dollar amounts in millions)
Cash and marketable securities on hand, end of year	$134.3	$178.0	$151.5
Net working capital, end of year	$39.7	$39.7	$(11.5)
Adjusted net working capital, end of year (1)	$72.9	$123.4	$94.6
Current ratio, end of year	1.2:1	1.3:1	0.9:1
Adjusted current ratio, end of year (1)	1.4:1	1.9:1	1.8:1
Long-term debt, including current portion, end of year (2)	$40.4	$26.9	$17.3
Cash provided by operations	$152.7	$165.5	$150.1
Capital expenditures	$185.7	$170.2	$161.9

(1)            Includes all marketable securities classified as either current assets ($56.3 million, $63.2 million and $31.4 million for fiscal 2006, 2005 and 2004, respectively) or noncurrent assets ($33.3 million, $83.7 million and $106.1 million for fiscal 2006, 2005 and 2004, respectively).

(2)            Represents deemed landlord financing liability.  See Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

During fiscal 2006, our total amount of cash and marketable securities on hand decreased by $43.7 million to $134.3 million as of January 2, 2007.  This decrease was principally due to purchases of treasury stock and property and equipment, partially offset by cash flow from operations, landlord construction contributions and proceeds from the exercise of employee stock options.  In the table above, we also present adjusted net working capital and current ratio calculations that include all marketable securities classified as either current or noncurrent assets.  We believe these adjusted calculations provide investors with useful information regarding our overall liquidity position because all marketable securities are readily available to meet our liquidity requirements.  We continue to target a weighted average maturity for our marketable securities investment portfolio between one and two years.  Accordingly, a substantial portion of our investments is classified as noncurrent assets, but remains available for our liquidity requirements.

We have no funded debt in our capital structure.  However, landlord construction allowances related to restaurant locations for which we are deemed, for accounting purposes only, to have an ownership interest are reflected in our balance sheets as deemed landlord financing.  This liability is amortized over the lease term based on the rent payments designated in the lease agreement.

We maintain a $35 million revolving credit and term loan facility (the “Credit Facility”), which expires on December 31, 2008. As of February 13, 2007, there were no borrowings outstanding under the Credit Facility.  A portion of the Credit Facility, $18.2 million, has been reserved to support standby letters of credit for our self-insurance programs.  Borrowings under the Credit Facility will bear interest at variable rates based, at our option, on either the prime rate of interest, the lending institution’s cost of funds plus 0.75%, or the applicable LIBOR rate plus 0.75%.  Upon expiration of the Credit Facility, a maximum of $35 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan, payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates.  The Credit Facility is not collateralized and requires us to maintain certain financial ratios and to observe certain restrictive covenants, such as maintaining a minimum effective tangible net worth balance, with respect to the conduct of our operations.  We were in compliance with these covenants at January 2, 2007.

Our new restaurant development model more closely resembles that of a retail business that occupies leased space in shopping malls, lifestyle centers, office complexes, strip centers, entertainment centers and other real estate developments.  We typically seek to lease our restaurant locations for primary periods of 15 to 20 years under operating lease arrangements.  Our rent structures vary from lease to lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on sales, as well as other expenses related to the leases (for example, our prorata share of common area maintenance, property tax and insurance expenses). In the future, we may also develop more freestanding restaurant locations using both ground leases and built-to-suit leases, which are common arrangements used to finance freestanding locations in the restaurant industry. We disburse cash for leasehold improvements, furnishings, fixtures and equipment to build out our leased premises.  We may also disburse cash for structural additions that we make to leased premises that generally are reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in the respective leases.  If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof.  See Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional discussion on the accounting treatment of amounts paid for structural components and the related landlord construction contributions. We do not have any current plans to encumber our existing leasehold interests with secured financing.  We own substantially all of the equipment, furniture and trade fixtures in our restaurants and currently plan to do so in the future.

During fiscal 2006, our capital expenditures were $186 million.  New restaurant openings (including several restaurants under development as of January 2, 2007) accounted for $163 million of this amount.  Approximately $27 million of new restaurant capital expenditures were funded through deemed landlord financing. Of the remaining capital expenditures, $14 million represented maintenance and capacity addition outlays for our existing restaurants, $4 million related to establishing a second bakery facility, and approximately $5 million was for bakery and corporate infrastructure investments.

For fiscal 2007, we currently estimate our cash outlays for capital expenditures to range between $200 million and $210 million, net of agreed-upon up-front cash landlord construction contributions and excluding $25 million to $26 million of expected noncapitalizable preopening costs for new restaurants.  This amount also excludes approximately $10 million of landlord construction contributions to be applied as reductions to minimum or percentage rent over the lease terms. The amount reflected as additions to property and equipment in the consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each operating lease (See Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8 of this report).  This estimate contemplates a net outlay of $176 million to $182 million for as many as 21 new restaurants to be opened during fiscal 2007, as well as the Asian test concept, estimated construction-in-progress disbursements for anticipated fiscal 2008 openings and estimated collections of up-front cash landlord construction contributions. Expected capital expenditures for fiscal 2007 also include approximately $14 million to $15 million for maintenance and capacity addition expenditures to our existing restaurants and $10 million to $13 million for bakery and corporate infrastructure investments.

Based on our current expansion objectives, we believe that our cash and short-term investments on hand, combined with expected cash flows provided by operations, available borrowings under our Credit Facility and expected landlord construction contributions should be sufficient in the aggregate to finance our planned capital expenditures and other operating activities through fiscal 2007.  We may seek additional funds to finance our growth in the future.  However, there can be no assurance that such funds will be available when needed or be available on terms acceptable to us.

In fiscal 2004, our Board of Directors increased the share repurchase authorization of our common shares to 6.0 million from 2.5 million.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us.  Under this authorization, we have repurchased 3.6 million shares at a total cost of $80.5 million through January 2, 2007.  Our share repurchase agreement does not require us to repurchase any common stock and may be discontinued at any time.

As of February 13, 2007, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties.  Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Contractual Obligations and Commercial Commitments

The following schedules summarize our contractual obligations and commercial commitments as of January 2, 2007 (amounts in millions):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Contractual obligations
Operating leases (1)	$858.4	$45.4	$94.3	$97.7	$621.0
Purchase obligations (2)	88.2	62.1	16.2	9.9	—
Total	$946.6	$107.5	$110.5	$107.6	$621.0

Other commercial commitments
Standby letters of credit	$18.3	$18.3	$—	$—	$—

(1)             Represents aggregate minimum lease payments for our restaurant locations, automobiles and certain equipment, including amounts characterized as deemed landlord financing payments in accordance with Emerging Issues Task Force (“EITF”) 97-10, “The Effect of Lessee Involvement in Asset Construction.”  See Note 1 in Notes to Consolidated Financial Statements.  Most of our leases also require contingent rent in addition to the minimum base rent based on a percentage of sales ranging from 3.5% to 10% and require expenses incidental to the use of the property.

(2)             Purchasing obligations represent commitments for the purchase of goods and estimated construction commitments, net of agreed-upon up-front landlord construction contributions.  Amounts exclude agreements that are cancelable without significant penalty.

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

Impairment of Long-Lived Assets

We assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends.  The recoverability is assessed in most cases by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset.  This assessment process requires the use of estimates and assumptions regarding future cash flows and estimated useful lives, which are subject to a significant degree of judgment.  If these assumptions change in the future, we may be required to record impairment charges for these assets.

Leases

We currently lease all of our restaurant locations.  We account for our leases under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” and subsequent amendments which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes.  All of our restaurant leases are classified as operating leases.

Minimum base rent for our operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured.  The initial rent term includes the “build-out,” or rent holiday period, for our leases, where no rent payments are typically due under the terms of the lease.  Contingent rent expense, which is based on a percentage of revenue, is also recorded to the extent it exceeds minimum base rent per the lease agreement.

We disburse cash for leasehold improvements and furnishings, fixtures and equipment to build out and equip our leased premises.  We may also expend cash for structural additions that we make to leased premises that generally are reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in our leases.  Landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof.  Depending on the specifics of the leased space, the lease agreement and in accordance with Emerging Issues Task Force (“EITF”) 97-10, “The Effect of Lessee Involvement in Asset Construction,” the amounts paid for structural components will be recorded during the construction period as either prepaid rent or construction-in-progress and the landlord construction contributions will be recorded as either an offset to prepaid rent or as a deemed landlord financing liability.

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

Stock-Based Compensation

We maintain performance incentive plans under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, deferred shares, performance shares and performance units may be granted to employees and consultants.  Non-employee directors may receive non-qualified stock options only.  To date, we have only granted non-qualified stock options and restricted shares under these plans.  Stock options generally vest at 20% per year or cliff vest in five years, expire ten years from the date of grant, and become exercisable provided that we or the grantee meet or exceed certain performance criteria approved by our Board of Directors.  Restricted shares generally vest 100% after three years and are not subject to performance criteria.

Prior to the January 4, 2006 adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and, therefore, recognized expense for certain grants of stock options that were issued at a discount to directors, officers and employees.  As permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation based on grant date fair value was included as a pro forma disclosure in the Notes to the Consolidated Financial Statements.

Effective January 4, 2006, we adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for: 1) expense related to the remaining unvested portion of all stock option awards granted prior to January 4, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) expense related to all stock option awards granted on or subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which is then amortized on a straight-line basis over the requisite service period.  (See Note 11 of Notes to Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of stock-based compensation.)

Income Taxes

We provide for income taxes based on our estimate of federal and state tax liabilities.  Our estimates include, but are not limited to, effective state and local income tax rates, allowable tax credits for items such as FICA taxes paid on reported tip income, and estimates related to depreciation expense allowable for tax purposes.  Our estimates are made based on the best available information at the time we prepare our income tax provision.  In making our estimates, we also consider the impact of legislative and judicial developments.  As these developments evolve, we update our estimates, which, in turn, may result in adjustments to our effective tax rate.  We usually file our income tax returns nine to ten months after our fiscal year-end.  All tax returns are subject to audit by federal and state governments, usually years after the returns are filed, and could be subject to differing interpretations of the tax laws.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  This Statement requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans.  The Statement requires prospective application, and the recognition and disclosure requirements are effective for companies with fiscal years ending after December 15, 2006.  Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date.  This requirement is effective for fiscal years ending after December 15, 2008.  We do not expect the impact of this Statement to have a material effect on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and had no impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, on a tax return.  This Interpretation also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process.  The first step will determine if it is more likely than not that a tax position will be sustained upon examination and should therefore be recognized.  The second step will measure a tax position that meets the more likely than not recognition threshold to determine the amount of benefit to recognize in the financial statements.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  We do not expect the impact of this Statement to have a material effect on our consolidated financial statements.

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”   A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis.  If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006.  We present revenues net of sales taxes. This issue will not impact the method for presenting these sales taxes in our consolidated financial statements.

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

Seasonality and Quarterly Results

Our business is subject to seasonal fluctuations. Historically, our highest levels of revenues and net income for our established restaurants have occurred in the second and third quarters of the fiscal year.  Approximately two-thirds of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales.  Patio seating represents approximately 19% of the total available productive seating for all restaurants open as of January 2, 2007 and can be subject to disruption from inclement weather.  Holidays, severe winter weather, hurricanes, thunderstorms and similar conditions may impact restaurant sales volumes seasonally in some of the markets where we operate.  Our bakery operations are seasonal to the extent that the fourth quarter’s sales are typically higher due to holiday business.  Additionally, bakery sales comparisons may fluctuate significantly from quarter to quarter due to the timing and size of orders from our larger bakery customers.  Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated preopening costs.  As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

ITEM 7A:          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains forward-looking statements.  Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

We are exposed to market risk from changes in interest rates on funded debt.  This exposure relates to our $35 million revolving credit and term loan facility (the “Credit Facility”).  There were no borrowings outstanding under the Credit Facility during fiscal 2004, 2005, 2006 and fiscal 2007 through February 13, 2007.  Borrowings under the Credit Facility bear interest at variable rates based on either the prime rate of interest, the lending institution’s cost of funds plus 0.75% or LIBOR plus 0.75%.  A hypothetical 1% interest rate change would not have any current impact on our results of operations.

A change in market prices also exposes us to market risk related to our investments in marketable securities.  As of January 2, 2007 and January 3, 2006, we held $89.5 million and $146.9 million in available-for-sale marketable securities, respectively.  A hypothetical 10% decline in the market value of those securities would result in $9.0 million and $14.7 million of unrealized losses and a corresponding decline in their fair values at January 2, 2007 and January 3, 2006, respectively.  This hypothetical decline would not affect our cash flows unless the securities were disposed of.

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
  FINANCIAL DISCLOSURE

None.

ITEM 9A:          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 2, 2007.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 2, 2007 based on the criteria in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of January 2, 2007.

Our assessment of the effectiveness of our internal control over financial reporting as of January 2, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended January 2, 2007 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B:          OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a code of ethics that applies to, among others, our principal executive officer, principal financial officer, and principal accounting officer.  Information with respect to our executive officers is included in Part I, Item 1 of this report.  Other information required by this item is hereby incorporated by reference from the sections entitled “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2007 (the “Proxy Statement”).

ITEM 11.             EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the sections entitled “Board of Directors and Committee Meetings, Committee Members and Chairpersons, Attendance and Fees,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation” in the Proxy Statement.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
  RELATED STOCKHOLDER MATTERS

The information required by this item is hereby incorporated by reference to the sections entitled “Equity Compensation Plan Information” and “Beneficial Ownership of Principal Stockholders and Management” in the Proxy Statement.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference to the sections entitled “Executive Compensation” and “Proposal 1 — Election of Directors” in the Proxy Statement.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the section entitled “Independent Registered Public Accounting Firm Fees and Services” in the Proxy Statement.

PART IV

ITEM 15.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

(a)	1.	Financial statements:

		The consolidated financial statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 49 of this report.

	2.	Financial statement schedules:

		None.

	3.	Exhibits:

		The Exhibits required to be filed hereunder are listed in the exhibit index included herein at page 73.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Cheesecake Factory Incorporated:

We have completed integrated audits of The Cheesecake Factory Incorporated’s consolidated financial statements and of its internal control over financial reporting as of January 2, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Cheesecake Factory Incorporated and its subsidiaries at January 2, 2007 and January 3, 2006, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2007 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control over Financial Reporting appearing under Part II, Item 9A, that the Company maintained effective internal control over financial reporting as of January 2, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2007, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Los Angeles, California
February 22, 2007

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	January 2, 2007	January 3, 2006
ASSETS
Current assets:
Cash and cash equivalents	$44,790	$31,052
Investments and marketable securities	56,268	63,222
Accounts receivable	11,639	8,108
Income tax receivable	4,943	—
Other receivables	42,801	26,390
Inventories	20,775	19,119
Prepaid expenses	21,261	14,583
Deferred income taxes	—	10,339

Total current assets	202,477	172,813

Property and equipment, net	732,204	609,918

Other assets:
Marketable securities	33,256	83,700
Trademarks	3,120	2,730
Prepaid rent	43,870	38,673
Other	24,804	18,416

Total other assets	105,050	143,519

Total assets	$1,039,731	$926,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,570	$32,150
Income taxes payable	—	6,015
Other accrued expenses	117,127	94,937
Deferred income taxes	99	—

Total current liabilities	162,796	133,102

Deferred income taxes	68,174	73,375
Deferred rent	43,062	35,977
Deemed landlord financing liability	39,381	26,273
Other noncurrent liabilities	14,776	10,824

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 81,886,228 and 80,910,422 shares issued at January 2, 2007 and January 3, 2006, respectively	819	809
Additional paid-in capital	319,943	287,080
Retained earnings	471,798	390,516
Accumulated other comprehensive loss	(553)	(1,235)
Treasury stock 3,627,217 and 2,078,617 shares at cost at January 2, 2007 and January 3, 2006, respectively	(80,465)	(30,471)

Total stockholders’ equity	711,542	646,699

Total liabilities and stockholders’ equity	$1,039,731	$926,250

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year
	2006	2005	2004
Revenues	$1,315,325	$1,182,053	$969,232
Costs and expenses:
Cost of sales	333,528	302,889	257,076
Labor expenses	420,957	364,173	298,787
Other operating costs and expenses	303,240	268,253	223,682
General and administrative expenses	72,751	53,527	41,964
Depreciation and amortization expenses	53,064	45,177	35,981
Preopening costs	24,944	18,293	14,787
Total costs and expenses	1,208,484	1,052,312	872,277
Income from operations	106,841	129,741	96,955
Interest income, net	4,245	3,918	2,234
Other income, net	2,048	557	966
Income before income taxes	113,134	134,216	100,155
Income tax provision	31,852	46,268	34,819
Net income	$81,282	$87,948	$65,336

Net income per share:
Basic	$1.04	$1.12	$0.84
Diluted	$1.02	$1.10	$0.82

Weighted average shares outstanding:
Basic	78,181	78,354	77,613
Diluted	79,460	80,176	79,395

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Gain)/Loss	Treasury Stock	Total
Balance, December 30, 2003	52,126	$521	$234,346	$237,581	$(161)	$(17,227)	$455,060
Comprehensive income:
Net income	—	—	—	65,336	—	—	65,336
Unrealized loss on available-for-sale securities	—	—	—	—	(736)	—	(736)
Total comprehensive income							64,600
Three-for-two stock split	26,629	266	—	(266)	—	—	—
Issuance of common stock from stock option exercises	1,131	12	16,301	—	—	—	16,313
Tax benefit related to stock options exercised	—	—	13,108	—	—	—	13,108
Stock-based compensation	—	—	1,084	—	—	—	1,084
Dividends paid for fractional shares	(2)	—	—	(83)	—	—	(83)
Purchase of treasury stock	—	—	—	—	—	(9,259)	(9,259)
Balance, December 28, 2004	79,884	799	264,839	302,568	(897)	(26,486)	540,823
Comprehensive income:
Net income	—	—	—	87,948	—	—	87,948
Unrealized loss on available-for-sale securities	—	—	—	—	(338)	—	(338)
Total comprehensive income							87,610
Issuance of common stock from stock option exercises	1,026	10	12,950	—	—	—	12,960
Tax benefit related to stock options exercised	—	—	8,465	—	—	—	8,465
Stock-based compensation	—	—	826	—	—	—	826
Purchase of treasury stock	—	—	—	—	—	(3,985)	(3,985)
Balance, January 3, 2006	80,910	809	287,080	390,516	(1,235)	(30,471)	646,699
Comprehensive income:
Net income	—	—	—	81,282	—	—	81,282
Unrealized loss on available-for-sale securities	—	—	—	—	682	—	682
Total comprehensive income							81,964
Issuance of common stock from stock option exercises	636	7	9,526	—	—	—	9,533
Tax benefit related to stock options exercised	—	—	3,771	—	—	—	3,771
Stock-based compensation	—	—	19,414	—	—	—	19,414
Issuance of restricted stock	340	3	152	—	—	—	155
Purchase of treasury stock	—	—	—	—	—	(49,994)	(49,994)
Balance, January 2, 2007	81,886	$819	$319,943	$471,798	$(553)	$(80,465)	$711,542

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year
	2006	2005	2004

Cash flows from operating activities:
Net income	$81,282	$87,948	$65,336
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	53,064	45,177	35,981
Contribution of land and building	(1,500)	—	—
Loss/(gain) on asset sale	54	(8)	—
Loss/(gain) on available-for-sale securities	12	16	(195)
Deferred income taxes	4,803	19,570	16,201
Stock-based compensation	18,225	826	1,084
Tax benefit related to stock options exercised	3,771	8,465	13,108
Excess tax benefit related to stock options exercised	(2,213)	—	—
Changes in assets and liabilities:
Accounts receivable	(3,531)	384	(1,132)
Other receivables	(21,354)	(3,287)	(4,606)
Inventories	(1,656)	(8,632)	(2,093)
Prepaid expenses	(6,678)	(4,937)	613
Other	(11,889)	(8,134)	(10,400)
Accounts payable	13,420	109	6,045
Income taxes payable	(6,015)	2,671	3,398
Other accrued expenses	32,860	25,344	26,798
Cash provided by operating activities	152,655	165,512	150,138

Cash flows from investing activities:
Additions to property and equipment	(185,738)	(170,162)	(161,898)
Investments in available-for-sale securities	(57,473)	(97,863)	(113,467)
Sales of available-for-sale securities	115,975	87,715	96,900
Cash used in investing activities	(127,236)	(180,310)	(178,465)

Cash flows from financing activities:
Deemed landlord financing proceeds	27,245	23,177	20,412
Deemed landlord financing payments	(678)	(343)	(182)
Dividends paid for fractional shares	—	—	(83)
Proceeds from exercise of employee stock options	9,533	12,960	16,313
Excess tax benefit related to stock options exercised	2,213	—	—
Purchase of treasury stock	(49,994)	(3,985)	(9,259)
Cash provided by/(used in) financing activities	(11,681)	31,809	27,201

Net change in cash and cash equivalents	13,738	17,011	(1,126)
Cash and cash equivalents at beginning of period	31,052	14,041	15,167
Cash and cash equivalents at end of period	$44,790	$31,052	$14,041

Supplemental disclosures:
Interest paid	$1,786	$895	$492
Income taxes paid	$34,018	$15,725	$4,393

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 Summary of Significant Accounting Policies:

Description of Business

The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we,” “us” and “our”) operates upscale, full-service, casual dining restaurants under The Cheesecake Factory® and Grand Lux Cafe® marks.  We also operate one self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark.  Additionally, we operate two bakery production facilities that produce baked desserts and other products for our restaurants and for other foodservice operators, retailers and distributors.  We also license two bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.  All of our Company-operated and licensed restaurants and our bakery production facilities are located within the United States.

Basis of Presentation

Our consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and its wholly owned subsidiaries.  All intercompany accounts and transactions for the periods presented have been eliminated in consolidation.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31st for financial reporting purposes.  Fiscal 2006 and 2004 each consisted of 52 weeks.  Fiscal 2005 consisted of 53 weeks.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, investments, receivables, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of deemed landlord financing liabilities is determined using current applicable rates for similar instruments as of the balance sheet date and approximates the carrying value of such obligations.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at date of purchase to be cash equivalents.  Amounts receivable from credit card processors, totaling $5.2 million and $3.9 million at January 2, 2007 and January 3, 2006, respectively, are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.  Checks issued but not yet presented for payment to our bank are reflected as a reduction of cash and cash equivalents in our accompanying consolidated balance sheets.

Investments and Marketable Securities

We principally invest our excess cash balances in U.S. Treasury and Agency securities, investment grade corporate debt securities rated “A” or better and money market mutual funds.  We generally classify all of our investments and marketable securities as available-for-sale securities, even though our current liquidity position and requirements provide us with the ability to hold a substantial amount of such securities to maturity.  Debt securities classified as available-for-sale securities are reported at their fair value, with unrealized gains and losses excluded from net income and reported as a separate component of stockholders’ equity (net of the related tax effect) until realized.  Fair value is determined by the most recently traded price of each security at the balance sheet date, plus any accrued interest.  Realized gains or losses are determined on the specific identification cost method.  At January 2, 2007 and January 3, 2006, all of our investments and marketable securities were classified in the available-for-sale category.

Accounts and Other Receivables

Our accounts receivable principally result from credit sales to bakery customers.  Other receivables consist of various amounts due from landlords, insurance providers, our gift card reseller and others in the ordinary course of business, refundable income taxes and accrued interest on investments and marketable securities.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are cash and cash equivalents, investments and marketable securities, and receivables.  We currently maintain a majority of our day-to-day operating cash balances with two major financial institutions. At times, cash balances may be in excess of FDIC insurance limits.  We have not experienced any losses in these accounts and believe we are not exposed to any significant risk on cash and cash equivalents.  We place our temporary excess cash with major financial institutions that, in turn, invest in investment-grade commercial paper and other corporate obligations rated “A” or higher, certificates of deposit, government obligations and other investments and marketable securities.  Our investment policy limits the amount of exposure to any one institution or investment.  We consider the concentration of credit risk for accounts receivable to be minimal as a result of our significant number of outside bakery customers, as well as the payment histories and general financial condition of our larger outside bakery customers.  Concentration of credit risk related to other receivables is limited as this balance is comprised primarily of amounts due from our landlords for the reimbursement of tenant improvements.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of restaurant food and other supplies, bakery raw materials, and bakery finished goods.

Property and Equipment

We record all property and equipment at cost less accumulated depreciation.  Improvements are capitalized while repairs and maintenance costs are expensed as incurred.  Depreciation and amortization are calculated using the straight-line method over the estimated useful life of the assets or the primary lease terms of the respective leases plus any exercised extensions of those lease terms, whichever is shorter.  For leasehold improvements purchased after the inception of a lease, the amortization period is the lesser of the useful life or a period that reflects lease renewals that are reasonably assured upon purchase.  Leasehold improvements include the cost of our internal development and construction department.  Depreciation and amortization periods are as follows:

Buildings and land improvements	25 to 30 years
Leasehold improvements	15 to 20 years
Restaurant fixtures and equipment	10 years
Bakery equipment	15 years
Computer software and equipment	3 to 5 years

Impairment of Long-Lived Assets

We assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends.  The recoverability is assessed in most cases by comparing the carrying vale of the asset to the undiscounted cash flows expected to be generated by the asset.

Revenue Recognition

Our revenues consist of sales from our restaurant operations and sales from our bakery operations to other foodservice operators, retailers and distributors (“bakery sales”).  Revenues from restaurant sales are recognized when payment is tendered at the point of sale.  Revenues from bakery sales are recognized upon transfer of title to customers.  We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants or on our website. Revenues from unredeemed gift cards are recognized over three years based on historical and expected redemption trends and are classified as revenues in our consolidated statement of operations.  Incremental direct costs related to gift card sales, including commissions and credit card fees, are deferred and recognized in earnings in the same pattern as the related gift card revenue.

Sales Taxes

Revenues are presented net of sales taxes.  The obligation is included in other accrued expenses until the taxes are remitted to the appropriate taxing authorities.

Leases

We currently lease all of our restaurant locations.  We account for our leases under the provisions of SFAS No. 13, “Accounting for Leases,” and subsequent amendments which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes.  All of our restaurant leases are classified as operating leases.

Minimum base rent for our operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The initial rent term includes the “build-out,” or rent holiday period, for our leases, where no rent payments are typically due under the terms of the lease. Contingent rent expense, which is based on a percentage of revenue, is also recorded to the extent it exceeds minimum base rent per the lease agreement.

We disburse cash for leasehold improvements, furnishings, fixtures and equipment to build out and equip our leased premises.  We may also expend cash for structural additions that we make to leased premises that generally are reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in our leases.  Landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. Depending on the specifics of the leased space, the lease agreement and in accordance with Emerging Issues Task Force (“EITF”) 97-10, “The Effect of Lessee Involvement in Asset Construction,” the amounts paid for structural components will be recorded during the construction period as either prepaid rent or construction-in-progress and the landlord construction contributions will be recorded as either an offset to prepaid rent or as a deemed landlord financing liability.

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

Preopening Costs

We expense costs directly related to the opening of new restaurants, including training, relocation and rent expense subsequent to the construction period but prior to restaurant opening.  We expense preopening costs as incurred.

Self-Insurance Liability

We are self-insured for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employee health benefits and other insurable risks.  The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR claims”) as of the balance sheet date.  Our estimated liabilities are not discounted and are based on information provided by our insurance brokers and insurers, combined with our judgment regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices.  We maintain stop-loss coverage with third party insurers to limit our total exposure for each of these programs.  The estimated amounts receivable from our third-party insurers under this coverage are recorded in other receivables and were $4.6 million and $4.7 million at January 2, 2007 and January 3, 2006, respectively.  Significant judgment is required to estimate IBNR amounts as parties have yet to assert such claims.  If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expenses for all years presented were insignificant.

Income Taxes

Deferred income tax assets and liabilities are recognized for the tax consequences of temporary differences by applying the statutory rates expected in future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Income tax benefits credited to stockholders’ equity relate to tax benefits associated with amounts that are deductible for income tax purposes but do not impact net income.  These benefits are principally generated from employee exercises of non-qualified stock options.

Stock-Based Compensation

We maintain performance incentive plans under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, deferred shares, performance shares and performance units may be granted to employees and consultants.  Non-employee directors may receive non-qualified stock options only.  Our current performance incentive plans permit the issuance of up to 20.0 million shares of our common stock, of which 8.3 million are available for grant.  To date, we have only granted non-qualified stock options and restricted shares under these plans.  Stock options generally vest at 20% per year or cliff vest in five years, expire ten years from the date of grant, and become exercisable provided that we or the grantee meet or exceed certain performance criteria approved by our Board of Directors.  Restricted shares generally vest 100% after three years and are not subject to performance criteria.  Our current practice is to issue new shares, rather than treasury shares, upon stock option exercises and for restricted share grants.

Prior to the January 4, 2006 adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and, therefore, recognized expense for certain grants of stock options that were issued at a discount to directors, officers and employees.  As permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation based on grant date fair value was included as a pro forma disclosure in the Notes to the  Financial Statements.

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

Net Income Per Share

In accordance with the provisions of SFAS No. 128, “Earnings Per Share,” basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. At January 2, 2007, 0.3 million shares of restricted stock issued to employees were unvested, and were therefore excluded from the calculation of basic earnings per share for the year ended January 2, 2007. Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted shares, calculated using the treasury stock method.  Assumed proceeds from the in-the-money options as of fiscal year ended January 2, 2007, include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by SFAS No. 123R.

	Fiscal Year
	2006	2005	2004
	(In thousands, except per share data)
Net income	$81,282	$87,948	$65,336

Basic weighted average shares outstanding	78,181	78,354	77,613
Dilutive effect of stock options and restricted shares	1,279	1,822	1,782
Diluted weighted average shares outstanding	79,460	80,176	79,395

Basic net income per share	$1.04	$1.12	$0.84
Diluted net income per share	$1.02	$1.10	$0.82

Shares of common stock equivalents of approximately 4.2 million, 0.2 million and 1.1 million for fiscal 2006, 2005 and 2004, respectively, were not included in the diluted calculation due to their anti-dilutive effect.

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investment by and distribution to owners. Comprehensive income reported on our consolidated statements of stockholders’ equity consists of net income and unrealized gains or losses on available-for-sale securities.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  This Statement requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans.  The Statement requires prospective application, and the recognition and disclosure requirements are effective for companies with fiscal years ending after December 15, 2006.  Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date.  This requirement is effective for fiscal years ending after December 15, 2008.  We do not expect the impact of this Statement to have a material effect on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and had no impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, on a tax return.  This Interpretation also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process.  The first step will determine if it is more likely than not that a tax position will be sustained upon examination and should therefore be recognized.  The second step will measure a tax position that meets the more likely than not recognition threshold to determine the amount of benefit to recognize in the financial statements.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  We do not expect the impact of this Statement to have a material effect on our consolidated financial statements.

In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”   A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis.  If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. We present revenues net of sales taxes. This issue will not impact the method for presenting these sales taxes in our consolidated financial statements.

2.                 Investments and Marketable Securities:

Investments and marketable securities consisted of (in thousands):

Classification	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Maturity
At January 2, 2007:
Current assets:
Available-for-sale securities:
Corporate debt securities	$13,561	$—	$(38)	$13,523	January 2007 to November 2007
U.S. Treasury securities	42,911	—	(166)	42,745	January 2007 to December 2007
Total	$56,472	$—	$(204)	$56,268
Other assets:
Available-for-sale securities:
Corporate debt securities	$11,136	$—	$(169)	$10,967	April 2008 to January 2011
U.S. Treasury securities	22,685	—	(396)	22,289	February 2008 to September 2010
Total	$33,821	$—	$(565)	$33,256
At January 3, 2006:
Current assets:
Available-for-sale securities:
Corporate debt securities	$29,922	$2	$(222)	$29,702	January 2006 to December 2006
U.S. Treasury securities	33,738	1	(219)	33,520	February 2006 to November 2006
Total	$63,660	$3	$(441)	$63,222
Other assets:
Available-for-sale securities:
Corporate debt securities	$27,861	$11	$(291)	$27,581	January 2007 to May 2010
U.S. Treasury securities	57,286	17	(1,184)	56,119	January 2007 to September 2010
Total	$85,147	$28	$(1,475)	$83,700

The following tables present the length of time available-for-sale securities were in continuous unrealized loss positions, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		Greater Than or Equal to 12 Months
	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value
At January 2, 2007:
Corporate debt securities	$(14)	$9,284	$(193)	$14,933
U.S. government agency obligations	(44)	7,460	(518)	51,659
Total	$(58)	$16,744	$(711)	$66,592
At January 3, 2006:
Corporate debt securities	$(131)	$13,582	$(382)	$29,019
U.S. government agency obligations	(120)	25,007	(1,283)	56,229
Total	$(251)	$38,589	$(1,665)	$85,248

Gross unrealized holding losses of $0.1 million for less than 12 months and $0.7 million for greater than or equal to 12 months as of January 2, 2007, pertain to 16 and 40 fixed income securities, respectively, and were primarily caused by interest rate increases.  Since we have the ability and intent to hold these securities until a recovery of fair value, which may be at maturity, and because the unrealized losses were primarily due to higher interest rates, we do not consider these securities to be other-than-temporarily impaired.  In addition, the U.S. government agency obligations are rated “AAA,” and the contractual terms of these securities do not permit the issuer to settle at a price less than the par value of the investment, which is the equivalent of the amount due at maturity.

There were no realized losses recorded for other than temporary impairments during both fiscal 2006 and 2005.

3.   Other Receivables:

Other receivables consisted of (in thousands):

	January 2, 2007	January 3, 2006

Landlord construction allowances	$21,591	$14,803
Receivable from third-party insurers	5,960	4,732
Receivable from third-party gift card reseller	7,939	—
Accrued interest on investments	1,135	1,433
Other	6,176	5,422
Total	$42,801	$26,390

4.   Inventories:

Inventories consisted of (in thousands):

	January 2, 2007	January 3, 2006

Restaurant food and supplies	$10,562	$9,026
Bakery finished goods	6,947	7,836
Bakery raw materials	3,266	2,257
Total	$20,775	$19,119

5.   Property and Equipment:

Property and equipment consisted of (in thousands):

	January 2, 2007	January 3, 2006

Land and related improvements	$13,410	$11,910
Buildings	17,692	17,687
Leasehold improvements	620,129	489,682
Fixtures and equipment	228,869	203,866
Computer software and equipment	37,189	33,055
Restaurant smallware	18,989	15,169
Construction in progress	44,728	36,497

Property and equipment, total	981,006	807,866
Less: accumulated depreciation and amortization	(248,802)	(197,948)
Property and equipment, net	$732,204	$609,918

Repair and maintenance expenses for fiscal 2006, 2005 and 2004 were $19.1 million, $16.2 million and $12.5 million, respectively.

6.   Other Accrued Expenses:

Other accrued expenses consisted of (in thousands):

	January 2, 2007	January 3, 2006
Insurance	$22,142	$22,356
Gift cards and certificates	42,609	23,728
Salaries and wages	17,151	14,332
Employee benefits	8,960	8,972
Payroll and sales taxes	10,458	9,873
Rent and related expenses	5,596	5,347
Other	10,211	10,329
Total	$117,127	$94,937

7.   Commitments and Contingencies:

We lease all of our restaurant locations under operating leases, with remaining terms ranging from 1 year to 23 years.  The restaurant leases typically include land and building shells, require contingent rent above the minimum base rent payments based on a percentage of sales ranging from 3.5% to 10%, and require various expenses incidental to the use of the property.  Most leases have renewal options, which we have always exercised in the past.  We also lease automobiles and certain equipment under operating lease agreements.

As of January 2, 2007, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments in accordance with Emerging Issues Task Force (“EITF”) 97-10, “The Effect of Lessee Involvement in Asset Construction,” are as follows (in thousands):

2007	$45,456
2008	46,797
2009	47,490
2010	48,247
2011	49,440
Thereafter	620,982
Total	$858,412

Rent expense on all operating leases was as follows (in thousands):

	Fiscal Year
	2006	2005	2004
Straight-lined minimum base rent	$43,718	$38,154	$34,349
Contingent rent	20,702	19,729	17,233
Other charges	17,155	14,921	13,182
Total	$81,575	$72,804	$64,764

With respect to the three potential restaurant locations with executed leases as of January 2, 2007 that are currently planned for openings in fiscal 2007, we have estimated construction commitments (leasehold improvements, fixtures and equipment), net of agreed-upon up-front cash landlord construction contributions, totaling approximately $23.6 million.

As credit guarantees to insurers, we are contingently liable under standby letters of credit issued under the Credit Facility.  As of January 2, 2007, we had $18.3 million of standby letters of credit related to our self-insurance liabilities.  All standby letters of credit are renewable annually.

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

On August 29, 2006, five present and former hourly restaurant employees in the States of Tennessee, Texas and Arizona filed a lawsuit in the U.S. District Court for the Middle District of Tennessee against us alleging violations of the Fair Labor Standards Act with respect to alleged minimum wage violations, improper payroll deductions, and requiring work “off the clock”, among others claims (Smith v. The Cheesecake Factory Restaurants, Inc. et al; Case No. 3 06 0829).  The lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. The plaintiffs also seek attorneys’ fees for themselves.  Discovery is currently continuing in this matter.  We intend to vigorously defend our position.

On January 9, 2007, two former hourly restaurant employees in the State of California filed a lawsuit in the Los Angeles County Superior Court against us alleging violations of California’s wage and hour laws with respect to alleged failure to pay proper wages, improper payroll deductions, and violations of the California meal and break period laws, among others claims (Guardado v. The Cheesecake Factory Restaurants, Inc. et al; Case No. BC360426).  The lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. The plaintiffs also seek attorneys’ fees for themselves.  We intend to vigorously defend this action.

Following our announcement on July 18, 2006 of the Audit Committee of our Board of Directors’ review of our historical stock option granting practices, a number of purported Company shareholders brought eight separate putative shareholder derivative actions (the “Option Derivative Actions”) against us, our entire Board of Directors (other than David Klock), and certain of our current and former officers alleging that the defendants improperly dated certain historical stock option grants.  The plaintiffs in these cases, filed in Los Angeles County Superior Court and styled as Siebles v. Deitchle et. al. (Case No. BC355872) (subsequently re-filed in federal court), McGee v. Overton et al. (Case No. BC355953); Rigotti v. Overton, et al. (Case No. BC356850), Cullen v. Overton, et al. (Case No. BC356851), Sachs v. Overton et al. (Case No. BC357065), and filed in United States District Court for the Central District and styled as Siebles v. Deitchle et.al. (Case No. CV06 6234), Kuhns v. Deitchle et al. (Case No. SACV06917) and Freed v. Overton et al. (Case No. CV 06 06486) contend, among other things, that the defendants’ conduct violated the California and/or federal securities laws, breached defendants’ fiduciary duties, wasted corporate assets, unjustly enriched the defendants, and caused errors in our financial statements.  The plaintiffs seek, among other things, unspecified damages and disgorgement of profits from the alleged conduct to be paid to us.  The plaintiffs also seek attorneys’ fees for themselves.  On January 4, 2007, our Board of Directors established a Special Litigation Committee to facilitate timely and orderly consideration of the matters raised by and relating to the Option Derivative Actions. The Options Derivative Actions are in the preliminary stages of litigation.

We are also subject to other private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business.  These claims typically involve claims from guests, employees and others related to operational issues common to the foodservice industry.  A number of these claims may exist at any given time.  We could be affected by adverse publicity resulting from such allegations, regardless of whether such allegations are valid or whether we are determined to be liable.  From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks.  We believe that the final disposition of such lawsuits, proceedings and claims will not have a material adverse effect on our financial position, results of operations or liquidity.  It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

We have severance and employment agreements with certain of our executive officers that provide for payments to those officers in the event of a termination of their employment as a result of a change in control of the Company or without cause, as defined in those agreements.  Aggregate payments totaling approximately $3.4 million would have been required by those agreements had all such officers terminated their employment for those reasons as of January 2, 2007.  In addition, the employment agreement with our Chief Executive Officer specifies an annual founder’s retirement benefit equal to 20% of his base salary (in effect immediately prior to termination) for the first ten years after termination of his full time employment, increasing to 40% for each year thereafter until his death.  During 2006, we incurred compensation expense of $0.4 million for this retirement benefit, with a projected future obligation of $0.8 million.

8.   Income Taxes:

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year
	2006	2005	2004
Income before income taxes	$113,134	$134,216	$100,155
Income tax provision:
Current:
Federal	$22,198	$21,699	$15,580
State	4,851	5,343	3,433
Total current	27,049	27,042	19,013
Deferred	4,803	19,226	15,806
Total	$31,852	$46,268	$34,819

The following is a reconciliation between the U.S. federal statutory rate and the effective tax rate:

	Fiscal Year
	2006	2005	2004

Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and district income taxes, net of federal income tax benefit	2.4	3.9	4.2
Tax credits and incentives	(5.1)	(4.0)	(4.5)
Change in uncertain tax positions	(2.2)	—	—
Deferred compensation, manufacturing deduction and other	(1.9)	(0.4)	0.1
Effective tax rate	28.2%	34.5%	34.8%

Following are the temporary differences that created our deferred tax assets and liabilities (in thousands):

	January 2, 2007	January 3, 2006
Current deferred tax assets/(liabilities):
Employee benefits	$3,991	$3,899
Insurance	5,422	5,772
Inventory	(6,385)	(5,760)
Prepaid expenses	(4,520)	(2,638)
Net operating loss carryforwards	—	5,427
Other, net	1,393	3,639
Total	$(99)	$10,339

Noncurrent deferred tax assets/(liabilities):
Accrued rent	$14,161	$12,419
Property and equipment	(100,167)	(96,384)
Employee benefits	5,602	4,432
Stock based compensation	8,063	1,246
Tax credit carryforwards	1,056	1,663
Net operating loss carryforwards	491	—
Other, net	2,620	3,249
Total	$(68,174)	$(73,375)

State net operating loss carryforwards begin to expire in 2024.  State tax credits begin to expire in 2011.   We have not recorded valuation allowances against these items, as we believe it is more likely than not that future taxable income will be sufficient to fully realize the benefit of these assets.

9.   Long-Term Debt:

We maintain a $35 million revolving credit and term loan facility (the “Credit Facility”) with a major financial institution.  As of January 2, 2007 and January 3, 2006, there were no borrowings outstanding under the Credit Facility.  A portion of the Credit Facility, $18.3 million, has been reserved to support standby letters of credit for our insurance programs, which reduces the limit available for borrowing under the Credit Facility by an equal amount.  The terms of the Credit Facility provide for, among other things, borrowings under the Credit Facility to bear interest at variable rates based, at our option, on either the prime rate of interest, the lending institution’s cost of funds rate plus 0.75% or the applicable LIBOR rate plus 0.75%.  The Credit Facility expires on December 31, 2008.  On that date, a maximum of $35 million of any borrowings outstanding under the Credit Facility automatically convert into a four-year term loan payable in equal quarterly installments at interest rates of 0.5% higher than the applicable revolving credit rates.  The Credit Facility is not collateralized and requires us to maintain certain financial ratios and to observe certain restrictive covenants, such as maintaining a minimum effective tangible net worth balance, with respect to the conduct of our operations.  We were in compliance with these covenants at January 2, 2007.

10.   Stockholders’ Equity:

In fiscal 2004, our Board of Directors increased the share repurchase authorization of our common shares to 6.0 million from 2.5 million.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. Our stock repurchase plan will be used to minimize the dilutive impact of our stock option programs.  We repurchased 1.5 million shares of our common stock for $50.0 million during fiscal 2006.  Under this authorization, we have repurchased 3.6 million shares at a total cost of $80.5 million through January 2, 2007.  Our share repurchase agreement does not require us to repurchase any common stock and may be discontinued at any time.  The repurchased common stock is reflected as a reduction of stockholders’ equity.

We effected a three-for-two stock split in the form of a 50% stock dividend on December 8, 2004.  In connection with this stock split, $266,000 was transferred to common stock from retained earnings and

$83,000 was paid to stockholders for fractional shares.  All references in the consolidated financial statements to shares of common stock and related prices, weighted average number of shares, per share amounts and stock option plan data are adjusted to reflect the stock split.

11.   Stock-Based Compensation:

We maintain performance incentive plans under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, deferred shares, performance shares and performance units may be granted to employees and consultants.  Non-employee directors may receive non-qualified stock options only.  Our current performance incentive plans permit the issuance of up to 20.0 million shares of our common stock, of which 8.3 million are available for grant.  To date, we have only granted non-qualified stock options and restricted shares under these plans.  Stock options generally vest at 20% per year or cliff vest in five years, expire ten years from the date of grant, and become exercisable provided that we or the grantee meet or exceed certain performance criteria approved by our Board of Directors.  Restricted shares generally vest 100% after three years and are not subject to performance criteria. Our current practice is to issue new shares, rather than treasury shares, upon stock option exercises and for restricted share grants.

Prior to the January 4, 2006 adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and, therefore, recognized expense for certain grants of stock options that were issued at a discount to directors, officers and employees.  As permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation based on grant date fair value was included as a pro forma disclosure in the Notes to the Consolidated Financial Statements.

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

As a result of adopting SFAS 123R, the fiscal 2006 impact to the consolidated statement of operations on income before income taxes and net income was $18.2 million and $13.1 million, respectively, and $0.17 on both basic and diluted earnings per share.  Beginning with fiscal 2006 and the adoption of SFAS 123R, we reclassify the excess tax benefit resulting from the exercise of stock options out of cash flows from operating activities and into cash flows from financing activities on the consolidated statements of cash flows.

Stock-based compensation totaled $18.2 million, $0.8 million and $1.1 million for fiscal 2006, 2005 and 2004, respectively.  The total income tax benefit recognized in the consolidated statements of operations related to stock-based compensation was $5.1 million, $0.3 million and $0.4 million during fiscal 2006, 2005 and 2004, respectively.  Capitalized stock-based compensation for fiscal 2006 was $1.3 million and was included in property and equipment, net and other assets on the consolidated balance sheet.  We did not capitalize stock-based compensation prior to fiscal 2006.

The pro forma table below reflects net income and basic and diluted net income per share for fiscal years 2005 and 2004, had we applied the fair value recognition provisions of SFAS 123 (in thousands, except per share data):

	Fiscal Year
	2005	2004
Net income, as reported	$87,948	$65,336
Total stock-based compensation included in net income, as reported	505	653
Total stock-based compensation expense, net of taxes, under the fair value method	(11,566)	(9,618)
Net income, pro forma	$76,887	$56,371

Basic net income per share, as reported	$1.12	$0.84
Basic net income per share, pro forma	$0.98	$0.73

Diluted net income per share, as reported	$1.10	$0.82
Diluted net income per share, pro forma	$0.96	$0.71

Pro forma disclosure for fiscal 2006 is not presented because the amounts are recognized in the consolidated financial statements.

Stock Options

The weighted average fair value at the grant date for options issued during fiscal 2006, 2005 and 2004 was $11.20, $12.80 and $14.24 per option, respectively.  For the first three quarters of fiscal 2005, we employed the binomial lattice option valuation model.  Upon further review of the various valuation techniques and the relevance of our historical exercise patterns, we believe the Black-Scholes option pricing model is currently a better tool for estimating our stock-based compensation cost.  We utilized the Black-Scholes model in fiscal year 2004, the fourth quarter of fiscal 2005 and for fiscal year 2006, and we will employ it on a go-forward basis.  The fair value of options at date of grant was estimated using the following weighted average assumptions for fiscal 2006, 2005 and 2004, respectively: (a) no dividend yield on our stock, (b) expected stock price volatility of 32.8%, 35.6% and 44.1%, (c) a risk-free interest rate of 4.5%, 3.9% and 3.7%, and (d) an expected option term of 4.75 years, 4.7 years and 6 years under the Black-Scholes model. Under the binomial lattice model for the first three quarters of fiscal 2005, we used a termination rate of 0.6% and an exercise multiple of 1.35.

The expected option term represents the estimated period of time until exercise and is based on historical experience of similar options, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.  Expected stock price volatility is based on a combination of the historical volatility of our stock and the implied volatility of actively traded options on our common stock.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. We have not paid dividends in the past and do not currently plan to pay dividends in the near future.  Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations.  Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

Stock option activity during fiscal year 2006 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at start of year	7,564	$22.96
Granted	1,920	$31.04
Exercised	(636)	$14.98
Cancelled	(406)	$27.81
Outstanding at end of year	8,442	$25.15	6.8	$24,830

Vested and expected to vest at end of year	8,078	$24.96	6.7	$24,643

Exercisable at end of year	2,799	$19.58	5.1	$18,673

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price at fiscal year end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on the fiscal year end date.  This amount changes based on the fair market value of our stock.  Total intrinsic value of options exercised during fiscal years 2006, 2005 and 2004 was $10.6 million, $22.3 million and $34.3 million, respectively.  As of January 2, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was $43.2 million, which we expect to recognize over a weighted average period of approximately 2.6 years.

Restricted Shares

Restricted share activity during fiscal year 2006 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding at start of year	—	—
Granted	340	$26.03
Vested	—	—
Forfeited	—	—
Outstanding at end of year	340	$26.03

Fair value of our restricted shares is based on our closing stock price on the date of grant.  As of January 2, 2007, total unrecognized stock-based compensation expense related to nonvested restricted shares was $8.5 million, which is expected to be recognized over a weighted average period of approximately 3.3 years.

12.   Employee Benefit Plans:

We have established two defined contribution benefit plans (the “401(k) Plans”), one for our Cheesecake Factory restaurant and corporate support employees, and another for our Grand Lux Cafe restaurant employees, in accordance with section 401(k) of the Internal Revenue Code.  The 401(k) Plans are open to all employees who meet certain compensation and eligibility requirements.  The 401(k) Plans allow participating employees to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options.  We currently match in cash a certain percentage of the employee contributions to the 401(k) Plans and also pay for related administrative expenses, neither of which were significant amounts during fiscal 2006, 2005 and 2004.

We have also established an Executive Savings Plan (the “ESP”).  The ESP is a nonqualified deferred compensation plan for our highly compensated employees as defined in the ESP and who are otherwise ineligible for participation in our 401(k) Plans.  The ESP allows participating employees to defer the receipt of a portion of their base compensation and up to 100% of their eligible bonuses.  Non-employee directors can also participate in the ESP and defer the receipt of their fees.  We match in cash a certain percentage of the base compensation deferred by participating employees and also pay for related administrative expenses, neither of which was a significant amount during fiscal 2006, 2005 and 2004.  Employee deferrals and our match are deposited into a rabbi trust, and the funds are generally invested in individual variable life insurance contracts owned by us that are specifically designed to informally fund savings plans of this nature.  Our consolidated balance sheets reflect our investment in variable life insurance contracts in other assets.  Our obligation to participating employees is reflected in other noncurrent liabilities.  All income and expenses related to the rabbi trust are reflected in our consolidated statements of operations.

We maintain a self-insured medical and dental benefit plan for our employees.  We have purchased individual stop-loss coverage in order to limit our exposure to any significant medical claims.  Self-insured medical benefit plan expenses are accrued based upon our estimate of the aggregate liability for uninsured claims incurred using actuarial methods commonly followed in the insurance industry and our historical experience.  The accrued liability for our self-insured medical benefit plan, which is included in other accrued expenses, as of January 2, 2007 and January 3, 2006, was $3.1 million and $2.6 million, respectively.

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

14.   Segment Information:

We operate in two business segments.  Restaurants consist of The Cheesecake Factory, including our express and bakery cafe locations, and Grand Lux Cafe, which have similar investment criteria and economic and operating characteristics.  The bakery segment produces baked desserts and other products for our restaurants and for other foodservice operators, retailers and distributors.  Bakery sales to the restaurants are recorded at prices similar to third-party national accounts.  Unallocated corporate expenses, assets and capital expenditures are presented below as reconciling items to the amounts presented in the consolidated financial statements.

Segment information is presented below (in thousands):

	Fiscal Year
	2006	2005	2004
Revenue:
Restaurants	$1,249,427	$1,122,153	$916,375
Bakery	108,051	98,594	85,984
Intercompany bakery sales	(42,153)	(38,694)	(33,127)
	$1,315,325	$1,182,053	$969,232
Income from operations:
Restaurants	$168,061	$164,837	$123,708
Bakery	17,390	17,927	13,927
Corporate	(78,610)	(53,023)	(40,680)
	$106,841	$129,741	$96,955
Total assets:
Restaurants	$768,191	$619,814	$515,574
Bakery	54,695	44,305	28,938
Corporate	216,845	262,131	214,482
	$1,039,731	$926,250	$758,994
Capital expenditures:
Restaurants	$176,245	$149,148	$133,358
Bakery	6,614	11,974	3,299
Corporate	2,879	9,040	25,241
	$185,738	$170,162	$161,898
Depreciation and amortization:
Restaurants	$47,313	$40,155	$32,459
Bakery	2,333	1,862	1,492
Corporate	3,418	3,160	2,030
	$53,064	$45,177	$35,981

15.   Quarterly Financial Data (unaudited):

Summarized unaudited quarterly financial data for fiscal 2006 and 2005, is as follows (in thousands, except per share data):

Quarter Ended:	April 4, 2006	July 4, 2006	October 3, 2006	January 2, 2007
Revenues	$306,719	$322,573	$325,337	$360,696
Income from operations	$25,696	$32,825	$24,662	$23,658
Net income	$19,274	$23,445	$18,127	$20,436
Basic net income per share (1)	$0.24	$0.30	$0.23	$0.26
Diluted net income per share (1)	$0.24	$0.30	$0.23	$0.26

Quarter Ended:	March 29, 2005	June 28, 2005	September 27, 2005	January 3, 2006
Revenues	$268,224	$288,336	$296,873	$328,620
Income from operations	$27,777	$34,276	$34,929	$32,759
Net income	$18,726	$23,060	$23,604	$22,558
Basic net income per share (1)	$0.24	$0.29	$0.30	$0.29
Diluted net income per share (1)	$0.23	$0.29	$0.29	$0.28

(1)             Net income per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.

EXHIBIT INDEX

2.1	Form of Reorganization Agreement (1)
3.1	Certificate of Incorporation (2)
3.2	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock, $.01 Par Value (2)
3.3	Certificate of Amendment of Certificate of Incorporation (2)
3.4	Form of Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (3)
3.5	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (4)
3.6	Bylaws (5)
10.1	David Overton Employment Agreement (6)*
10.2	First Amendment to David Overton Employment Agreement (7)*
10.3	The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan (1)*
10.4	Amendment to The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan (8)*
10.5	Second Amendment to The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan (9)*
10.6	The Cheesecake Factory Incorporated 1997 Non-Employee Director Stock Option Plan (as amended) (10)*
10.7	Nonqualified Stock Option Agreement under the Company’s 1997 Non-Employee Director Stock Option Plan (11)*
10.8	Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan (10)*
10.9	First Amendment to Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan (9)*
10.10	Second Amendment to Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan*
10.11	Amended and Restated 2001 Omnibus Stock Incentive Plan (10)*
10.12	Nonqualified Stock Option Agreement under the Company’s 2001 Omnibus Stock Incentive Plan (11)*
10.13	Form of Notice and Agreement of Grant of Stock Option Award and/or Restricted Share Award (12)
10.14	Amended and Restated Annual Performance Incentive Plan (6)*
10.15	Form of Employment Agreements with Debby R. Zurzolo, Michael J. Dixon, Peter J. D’Amelio and Max S. Byfuglin (13)*
10.16	Credit Agreement (14)
10.17	First Amendment to Credit Agreement (15)
10.18	Second Amendment to Credit Agreement (7)
10.19	Executive Savings Plan (16)*
10.20	First Amendment to Executive Savings Plan (16)*
10.21	Second Amendment to Executive Savings Plan (16)*
10.22	Third Amendment to Executive Savings Plan (16)*
10.23	Indemnification Agreement (16)*
10.24	Compensation for Non-Employee Directors
10.25	Option Agreement dated April 22, 2005 (17)
10.26	First Amendment to Option Agreement dated as of June 28, 2005 (17)
10.27	Inducement Agreement dated as of July 27, 2005 (17)
10.28	Agreement of Purchase and Sale and Joint Escrow Instructions (18)
10.29	Peter D’Amelio Relocation Agreement (19)*
10.30	Amended Agreement of Grant of Stock Option (20)*

10.31	Amended Agreement of Grant of Stock Option (20)*
14.0	Amended and Restated Code of Ethics for Executive Officers, Senior Financial Officers and Directors (21)
21.0	List of Subsidiaries
23.0	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer

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

(3)             Previously filed and incorporated by reference herein from the Registrant’s Form 8-A filed August 18, 1998.

(4)             Previously filed and incorporated by reference herein from the Registrant’s post-effective Amendment No. 1 to its Registration Statement on Form 8-A filed November 13, 2003.

(5)             Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended September 30, 2003.

(6)             Previously filed and incorporated by reference herein from the Registrant’s Form 10-K for the fiscal year ended December 28, 2004.

(7)             Previously filed and incorporated by reference herein from the Registrant’s Form 10-K for the fiscal year ended January 3, 2006.

(8)             Previously filed and incorporated by reference herein from the Registrant’s Form S-8 filed January 28, 1999.

(9)             Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended October 3, 2006.

(10)       Previously filed and incorporated by reference herein from the Registrant’s Form S-8 filed September 2, 2004

(11)       Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended September 28, 2004.

(12)       Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed January 5, 2007.

(13)       Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed March 28, 2006.

(14)       Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed February 11, 2004.

(15)       Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed February 9, 2005.

(16)       Previously filed and incorporated by reference herein from the Registrant’s Form 10-K for the fiscal year ended December 30, 2003.

(17)       Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed August 2, 2005.

(18)       Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended March 30, 2004.

(19)       Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed
March 25, 2005.

(20)       Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed December 18, 2006.

(21)       Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed
March 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of February, 2007.

THE CHEESECAKE FACTORY INCORPORATED
By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant, in the capacities indicated.

Name	Title	Date
/s/ DAVID OVERTON	Chairman of the Board and	February 22, 2007
David Overton	Chief Executive Officer
(Principal Executive Officer)
/s/ MICHAEL J. DIXON	Senior Vice President and	February 22, 2007
Michael J. Dixon	Chief Financial Officer
(Principal Financial Officer)
/s/ CHERYL M. SLOMANN	Vice President, Controller and	February 22, 2007
Cheryl M. Slomann	Chief Accounting Officer
(Principal Accounting Officer)
/s/ THOMAS L. GREGORY	Coordinating Director	February 22, 2007
Thomas L. Gregory
/s/ WAYNE H. WHITE	Director	February 22, 2007
Wayne H. White
/s/ JEROME I. KRANSDORF	Director	February 22, 2007
Jerome I. Kransdorf
/s/ KARL L. MATTHIES	Director	February 22, 2007
Karl L. Matthies
/s/ DAVID R. KLOCK	Director	February 22, 2007
David R. Klock