Form 10-Q
period 2007-04-03
CHEESECAKE FACTORY INC
filed 2007-04-27
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2007

or

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

Yes ☐  No ☒

As of April 24, 2007, 71,962,800 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.                Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 3, 2007	January 2, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,770	$44,790
Investments and marketable securities	39,888	56,268
Accounts receivable	7,488	11,639
Income tax receivable	—	4,943
Other receivables	21,851	42,801
Inventories	23,257	20,775
Prepaid expenses	21,858	21,261
Deferred income taxes	11,479	—
Total current assets	155,591	202,477
Property and equipment, net	748,849	732,204
Other assets:
Marketable securities	32,276	33,256
Trademarks	3,200	3,120
Prepaid rent	43,203	43,870
Other	27,775	24,804
Total other assets	106,454	105,050
Total assets	$1,010,894	$1,039,731
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,373	$45,570
Income taxes payable	14,613	—
Other accrued expenses	103,109	117,127
Deferred income taxes	—	99
Total current liabilities	150,095	162,796
Deferred income taxes	67,313	68,174
Deferred rent	43,876	43,062
Deemed landlord financing liability	44,306	39,381
Long-term debt	150,000	—
Other noncurrent liabilities	17,753	14,776
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 82,315,179 and 81,886,228 issued at April 3, 2007 and January 2, 2007, respectively	824	819
Additional paid-in capital	255,958	319,943
Retained earnings	488,860	471,798
Accumulated other comprehensive loss	(353)	(553)
Treasury stock, 8,335,790 and 3,627,217 shares at cost at April 3, 2007 and January 2, 2007, respectively	(207,738)	(80,465)
Total stockholders’ equity	537,551	711,542
Total liabilities and stockholders’ equity	$1,010,894	$1,039,731

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended April 3, 2007	Thirteen Weeks Ended April 4, 2006

Revenues	$356,583	$306,719

Costs and expenses:
Cost of sales	89,560	76,948
Labor expenses	118,840	99,427
Other operating costs and expenses	84,794	72,210
General and administrative expenses	19,472	15,737
Depreciation and amortization expenses	15,390	12,404
Preopening costs	3,084	4,297
Total costs and expenses	331,140	281,023
Income from operations	25,443	25,696
Interest income, net	585	1,524
Other income, net	267	1,654
Income before income taxes	26,295	28,874
Income tax provision	7,889	9,600
Net income	$18,406	$19,274

Net income per share:
Basic	$0.24	$0.24
Diluted	$0.24	$0.24

Weighted average shares outstanding:
Basic	77,022	78,919
Diluted	78,165	80,540

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain/(Loss)	Treasury Stock	Total

Balance, January 2, 2007	81,886	$819	$319,943	$471,798	$(553)	$(80,465)	$711,542
Cumulative effect of adoption of FIN 48	—	—	—	(1,344)	—	—	(1,344)
Balance, January 2, 2007, as adjusted	81,886	819	319,943	470,454	(553)	(80,465)	710,198

Comprehensive income:
Net income	—	—	—	18,406	—	—	18,406
Unrealized gain on available-for-sale securities	—	—	—	—	200	—	200
Total comprehensive income							18,606
Issuance of common stock from stock options exercised	258	3	3,555	—	—	—	3,558
Tax benefit related to stock options exercised	—	—	1,056	—	—	—	1,056
Stock-based compensation	—	—	3,251	—	—	—	3,251
Issuance of restricted stock	171	2	880				882
Purchase of treasury stock	—	—	—	—	—	(127,273)	(127,273)
Payment for future treasury stock purchases under accelerated stock repurchase agreement	—	—	(72,727)	—	—	—	(72,727)
Balance, April 3, 2007	82,315	$824	$255,958	$488,860	$(353)	$(207,738)	$537,551

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended April 3, 2007	Thirteen Weeks Ended April 4, 2006

Cash flows from operating activities:
Net income	$18,406	$19,274
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15,390	12,404
Contribution of land and building	—	(1,500)
(Gain)/loss on sale of assets	43	(4)
Deferred income taxes	(12,505)	(1,677)
Stock-based compensation	3,850	4,941
Tax benefit related to stock options exercised	1,056	1,789
Excess tax benefit related to stock options exercised	(682)	(909)
Changes in assets and liabilities:
Accounts receivable	4,151	1,884
Other receivables	20,950	6,220
Inventories	(2,482)	(2,342)
Prepaid expenses	(597)	(959)
Other	(2,368)	(1,103)
Accounts payable	(13,197)	(7,559)
Income taxes payable	19,136	7,666
Other accrued expenses	(11,103)	(10,332)
Cash provided by operating activities	40,048	27,793
Cash flows from investing activities:
Additions to property and equipment	(31,958)	(30,897)
Investments in available-for-sale securities	(22,274)	(43,558)
Sales of available-for-sale securities	39,895	18,035
Cash used in investing activities	(14,337)	(56,420)
Cash flows from financing activities:
Deemed landlord financing proceeds	5,252	5,346
Deemed landlord financing payments	(223)	(151)
Proceeds from exercise of employee stock options	3,558	4,495
Excess tax benefit related to stock options exercised	682	909
Borrowings on credit facility	150,000	—
Purchase of treasury stock	(127,273)	—
Payment for future treasury stock purchases under accelerated stock repurchase agreement	(72,727)	—
Cash provided by/(used in) financing activities	(40,731)	10,599
Net change in cash and cash equivalents	(15,020)	(18,028)
Cash and cash equivalents at beginning of period	44,790	31,052
Cash and cash equivalents at end of period	$29,770	$13,024

Supplemental disclosures:
Interest paid	$1,047	$396
Income taxes paid	$147	$1,824

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we,” “us” and “our”) and its wholly owned subsidiaries prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The financial statements presented herein have not been audited by an independent registered public accounting firm, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the period.  However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year.  The consolidated balance sheet data presented herein for January 2, 2007 was derived from our audited consolidated financial statements for the fiscal year then ended, but does not include all disclosures required by generally accepted accounting principles.  The preparation of financial statements in accordance with generally accepted accounting principles requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements.  These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses.  Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission.  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2007.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Derivative Financial Instruments

On April 3, 2007, we entered into a five-year zero-cost interest rate collar to hedge $100 million of our revolving credit facility.  See Notes 4 and 10 for further discussion of these transactions.  We formally documented the relationship between this hedging instrument and the hedged item, as well as our risk management objective and strategy for undertaking hedge transactions.  The interest rate collar qualifies for hedge accounting as a cash flow hedge.  Accordingly, we will recognize this derivative at fair value as either an asset or a liability on the consolidated balance sheets.  All changes in fair value will be recorded in accumulated other comprehensive income until the underlying transaction is recognized in earnings.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  The Statement applies whenever other statements require or permit assets or liabilities to be measured at fair value.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact this Statement will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact this Statement will have on our consolidated financial statements.

2. Investments and Marketable Securities

Investments and marketable securities, consisted of the following (in thousands):

Classification	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Maturity

At April 3, 2007:
Current assets:
Available-for-sale securities:
Corporate debt securities	$15,712	$2	$(23)	$15,691	April 2007 to November 2007
U.S. government agency obligations	24,246	2	(51)	24,197	August 2007 to February 2008
Total	$39,958	$4	$(74)	$39,888

Other assets:
Available-for-sale securities:
Corporate debt securities	$11,009	$—	$(128)	$10,881	June 2008 to January 2011
U.S. government agency obligations	21,700	—	(305)	21,395	May 2008 to September 2010
Total	$32,709	$—	$(433)	$32,276

At January 2, 2007:
Current assets:
Available-for-sale securities:
Corporate debt securities	$13,561	$—	$(38)	$13,523	January 2007 to November 2007
U.S. government agency obligations	42,911	—	(166)	42,745	January 2007 to December 2007
Total	$56,472	$—	$(204)	$56,268

Other assets:
Available-for-sale securities:
Corporate debt securities	$11,136	$—	$(169)	$10,967	April 2008 to January 2011
U.S. government agency obligations	22,685	—	(396)	22,289	February 2008 to September 2010
Total	$33,821	$—	$(565)	$33,256

3.  Inventories

Inventories consisted of (in thousands):

	April 3, 2007	January 2, 2007

Restaurant food and supplies	$10,304	$10,562
Bakery finished goods	9,786	6,947
Bakery raw materials and supplies	3,167	3,266
Total	$23,257	$20,775

4.        Long-Term Debt

Long-term debt (in thousands):

	April 3, 2007	January 2, 2007

Credit facility	$150,000	—

On April 3, 2007, we entered into a five-year revolving credit facility (“Facility”) with a maximum available borrowing capacity of $200 million.  Borrowings under the Facility bear interest at a floating rate based on the London Interbank Offering Rate (LIBOR) plus a spread ranging from 0.5% to 0.875%, depending on our ratio of debt to trailing 12-month earnings before interest, taxes, depreciation, amortization and noncash stock option expense (“EBITDA”).  In addition, we pay a commitment fee ranging from 0.1% to 0.175%, also depending on our ratio of debt to EBITDA, calculated on the average unused portion of the Facility.

Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of April 3, 2007, we had net availability for borrowings of $31.7 million, based on outstanding debt of $150.0 million and $18.3 million in standby letters of credit.  The Facility provides that we will maintain certain financial covenants, which include a debt to EBITDA ratio below a specified threshold, as well as a minimum EBITDAR (EBITDA plus rental expense) to interest and rental expense ratio.  At April 3, 2007, we were in compliance with these covenants. Since we have both the contractual ability and the intention to maintain the outstanding balance on our Facility, the debt is classified as long-term on our consolidated balance sheets.

5.  Stockholders’ Equity

During the first quarter of fiscal 2007, our Board of Directors increased the share repurchase authorization of our common shares to 16.0 million from 6.0 million.  Under these authorizations, we have cumulatively repurchased a total of 8.3 million shares for a total cost of $207.7 million through April 3, 2007.  Our share repurchase agreement does not require us to repurchase any common stock and may be discontinued at any time.

On March 12, 2007 we entered into an agreement with a third party to repurchase $200 million of our common shares under an Accelerated Share Repurchase (“ASR”) program.  The ASR agreement includes a pricing collar, which establishes the minimum and maximum number of shares that can be repurchased.  The minimum number of shares is set at 6.7 million, of which 4.7 million shares were received on March 15, 2007. The remaining 2.0 million shares were received on April 13, 2007 and will be recorded in treasury stock in the second quarter of fiscal 2007.  The maximum number of shares that possibly can be received under the agreement is 8.0 million and will be determined based on the weighted average market price of our common stock from April 10, 2007 through the completion of the contract.  We will receive additional shares, if any, no later than October 10, 2007.

6.  Stock-Based Compensation

Stock-based compensation expense totaled $3.9 million and $4.6 million for the thirteen weeks ended April 3, 2007 and April 4, 2006, respectively.  The total income tax benefit recognized in the consolidated statements of operations related to stock-based compensation was $1.2 million and $1.6 million for the thirteen weeks ended April 3, 2007 and April 4, 2006, respectively.  Capitalized stock-based compensation was $0.2 million and $0.4 million for the thirteen weeks ended April 3, 2007 and April 4, 2006, respectively, and was included in property and equipment, net, and other assets on the consolidated balance sheets.

Stock Options

The weighted average fair value at the grant date for options issued during the first quarter of fiscal 2007 and 2006 was $9.34 and $12.88 per option, respectively.  The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the first quarter of fiscal 2007 and 2006, respectively: (a) no dividend yield on our stock, (b) expected stock price volatility of 32.2% and 33.0%, (c) a risk-free interest rate of 4.6% and 4.3%, and (d) an expected option term of 5 and 4.75 years.

Stock option activity during the thirteen weeks ended April 3, 2007 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at January 2, 2007	8,442	$25.55
Granted	811	$25.59
Exercised	(259)	$13.77
Cancelled	(273)	$29.72
Outstanding at April 3, 2007	8,721	$25.78	6.9	$29,610

Vested and expected to vest at April 3, 2007	7,831	$25.39	6.7	$28,731

Exercisable at April 3, 2007	3,364	$21.83	5.1	$22,018

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on April 3, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on April 3, 2007.  This amount changes based on the fair market value of our stock.  Total intrinsic value of options exercised for the thirteen weeks ended April 3, 2007 and April 4, 2006 was $3.5 million and $4.7 million, respectively.  As of April 3, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was $39.8 million, which we expect to recognize over a weighted average period of approximately 2.9 years.

Restricted Shares

Restricted share activity during the thirteen weeks ended April 3, 2007 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding at January 2, 2007	340	$26.03
Granted	189	25.10
Vested	—	—
Forfeited	(19)	25.14
Outstanding at April 3, 2007	510	$25.72

Fair value of our restricted shares is based on our closing stock price on the date of grant.  As of April 3, 2007, total unrecognized stock-based compensation expense related to nonvested restricted shares was $10.9 million, which is expected to be recognized over a weighted average period of approximately 2.9 years.

7.  Income Taxes

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109” (“FIN 48”), on January 3, 2007.  As a result of the implementation of FIN 48, we recognized a $1.3 million increase to the liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings.  As of the date of adoption, including the increase in the liability noted above, we had approximately $13.9 million of unrecognized tax benefits.  Included in the balance at January 3, 2007, are $1.3 million of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate.  As of April 3, 2007, we have $14.1 million of unrecognized tax benefits.

We recognize interest related to uncertain tax positions in income tax expense.  Penalties related to uncertain tax positions are part of general and administrative expenses.  During the fiscal quarter ended April 3, 2007, we recognized approximately $0.2 million of accrued interest associated with uncertain tax positions.  As of April 3, 2007, we have approximately $1.6 million of accrued interest related to uncertain tax positions, which is included in the $14.1 million noted above.

We anticipate that our total unrecognized tax benefits will significantly change in the next twelve months upon Internal Revenue Service approval of a pending application for change in accounting method for construction allowances. We estimate the benefit of this change to be approximately $13.2 million.     The earliest tax year open to examination by a major taxing jurisdiction is 2002.

8.  Net Income Per Share

In accordance with the provisions of SFAS No. 128, “Earnings Per Share,” basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  At April 3, 2007, 0.5 million shares of restricted stock issued to employees were unvested, and were therefore excluded from the calculation of basic earnings per share for the fiscal quarter ended April 3, 2007.  Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted shares, calculated using the treasury stock method.  Assumed proceeds from the in-the-money options, include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by SFAS No. 123R.

	Thirteen Weeks Ended April 3, 2007	Thirteen Weeks Ended April 4, 2006
	(In thousands, except per share data)

Net income	$18,406	$19,274

Basic weighted average shares outstanding	77,022	78,919
Dilutive effect of stock options and restricted shares	1,143	1,621

Diluted weighted average shares outstanding	78,165	80,540

Basic net income per share	$0.24	$0.24

Diluted net income per share	$0.24	$0.24

Shares of common stock equivalents of approximately 5.5 million and 2.4 million for the thirteen weeks ended April 3, 2007 and April 4, 2006, respectively, were not included in the diluted calculation due to their anti-dilutive effect.

9.  Comprehensive Income

Comprehensive income consisted of (in thousands):

	Thirteen Weeks Ended April 3, 2007	Thirteen Weeks Ended April 4, 2006

Net income	$18,406	$19,274
Net unrealized gain/(loss) on available-for-sale securities	200	(274)
Total	$18,606	$19,000

10.  Derivative Financial Instruments

On April 3, 2007, we entered into a five-year zero-cost interest rate collar to hedge $100 million of our revolving credit facility.  See Note 4 for further discussion of our credit facility.  The interest rate collar consists of a combination of a purchased cap option with a three-month LIBOR cap rate of 5.35% and a sold floor option with a three-month LIBOR floor rate of 4.69%.  The interest rate collar qualifies for hedge accounting as a cash flow hedge. Accordingly, we will recognize this derivative at fair value as either an asset or a liability on the consolidated balance sheets.  All changes in fair value will be recorded in accumulated other comprehensive income until the underlying transaction is recognized in earnings.  At April 3, 2007, the interest rate collar had a fair value of zero.  Changes in the fair value of the interest rate collar are expected to be perfectly effective in offsetting the variability in interest payments attributable to fluctuations in three-month LIBOR rates above 5.35% and below 4.69%.  We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes.

11. Commitments and Contingencies

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

Following our announcement on July 18, 2006 of the Audit Committee of our Board of Directors’ review of our historical stock option granting practices, a number of purported Company shareholders brought eight separate putative shareholder derivative actions (the “Option Derivative Actions”) against us, our entire Board of Directors (other than David Klock), and certain of our current and former officers alleging that the defendants improperly dated certain historical stock option grants.  The plaintiffs in these cases, filed in Los Angeles County Superior Court and styled as Siebles v. Deitchle et. al. (Case No. BC355872) (subsequently re-filed in federal court), McGee v. Overton et al. (Case No. BC355953); Rigotti v. Overton, et al. (Case No. BC356850), Cullen v. Overton, et al. (Case No. BC356851), Sachs v. Overton et al. (Case No. BC357065), and filed in United States District Court for the Central District and styled as Siebles v. Deitchle et.al. (Case No. CV06 6234), Kuhns v. Deitchle et al. (Case No. SACV06917) and Freed v. Overton et al. (Case No. CV 06 06486) contend, among other things, that the defendants’ conduct violated the California and/or federal securities laws, breached defendants’ fiduciary duties, wasted corporate assets, unjustly enriched the defendants, and caused errors in our financial statements.  The plaintiffs seek, among other things, unspecified damages and disgorgement of profits from the alleged conduct to be paid to us.  The plaintiffs also seek attorneys’ fees for themselves.  On January 4, 2007, our Board of Directors established a Special Litigation Committee to facilitate timely and orderly consideration of the matters raised by and relating to the Option Derivative Actions and to determine how we should respond to the allegations made in the Option Derivative Actions, including whether it is in the best interests of our stockholders to continue pursuing the claims asserted in the Option Derivative Actions. A motion is pending to consolidate the state Option Derivative Actions and to set a schedule for filing a consolidated complaint and briefing for pleading motions.  The federal Option Derivative Actions were consolidated in the Central District of California, under the caption, In re The Cheesecake Factory Derivative Litigation, No. CV-06-06234-ABC(MANx).  On March 9, 2007, we filed a motion to stay the litigation until our Special Litigation Committee completes its review and reports to the Board of Directors, and the other defendants filed a motion to dismiss certain claims.

We are subject to various other administrative and legal proceedings that are discussed in Part I, Item III of our Annual Report on Form 10-K for the fiscal year ended January 2, 2007.

12.  Segment Information

We operate in two business segments.  Restaurants consist of The Cheesecake Factory, including our express and bakery café locations, and Grand Lux Cafe, which have similar investment criteria and economic and operating characteristics.  The bakery segment produces baked desserts and other products for our restaurants and for other foodservice operators, retailers and distributors.  Bakery sales to the restaurants are recorded at prices similar to third-party national accounts.  Unallocated corporate expenses, which include all stock-based compensation, assets and capital expenditures, are presented below as reconciling items to the amounts presented in the consolidated financial statements.

Segment information is presented below (in thousands):

	Thirteen Weeks Ended April 3, 2007	Thirteen Weeks Ended April 4, 2006
Revenue:
Restaurants	$343,081	$293,837
Bakery	24,940	22,346
Intercompany bakery sales	(11,438)	(9,464)
Total	$356,583	$306,719

Income from operations:
Restaurants	$42,121	$39,957
Bakery	4,107	3,038
Corporate	(20,785)	(17,299)
Total	$25,443	$25,696

Depreciation and amortization:
Restaurants	$13,703	$11,175
Bakery	676	477
Corporate	1,011	752
Total	$15,390	$12,404

Capital expenditures:
Restaurants	$26,168	$26,686
Bakery	1,641	3,141
Corporate	4,149	1,070
Total	$31,958	$30,897

	April 3, 2007	January 2, 2007
Total assets:
Restaurants	$755,382	$768,191
Bakery	55,021	54,695
Corporate	200,491	216,845
Total	$1,010,894	$1,039,731

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

In connection with the “safe harbor” provisions of the Act, we have identified and filed important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf (see Part I, Item 1A, “Risk Factors” included in our Form 10-K for the fiscal year ended January 2, 2007). These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

General

This discussion and analysis should be read in conjunction with our interim unaudited consolidated financial statements and related notes included in this Form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2007.  The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

As of April 27, 2007, we operated 124 upscale, high-volume, casual dining restaurants under The Cheesecake Factory® mark.  We also operated nine upscale, casual dining restaurants under the Grand Lux Cafe® mark; one self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark inside the DisneyQuest® family entertainment center in Orlando, Florida; and two bakery production facilities.  We also licensed two limited menu bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.

Our revenues consist of sales from our restaurant operations and sales from our bakery operations to other foodservice operators, retailers and distributors (“bakery sales”).  Revenues from restaurant sales are recognized when payment is tendered at the point of sale.  Revenues from bakery sales are recognized upon transfer of title to customers.  We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants or on our website. Revenues from unredeemed gift cards are recognized over three years based on historical and expected redemption trends.  These adjustments are classified as revenues in our consolidated statements of operations.

New restaurants become eligible to enter our comparable sales calculations in their 19th month of operation.  We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31st for financial reporting purposes.   Both fiscal 2007 and 2006 consist of 52 weeks.

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

In evaluating and assessing the performance of our business, we believe the following are key performance indicators that should be taken into consideration:

•                  New Restaurant Openings.  We intend to continue developing The Cheesecake Factory and Grand Lux Cafe restaurants in high profile locations within densely populated areas in both existing and new markets.  Since most of our established restaurants currently operate close to full capacity during the peak demand periods of lunch and dinner, and given our relatively high average sales per productive square foot, we generally do not expect to achieve increases in comparable sales other than our effective menu price increases.  Therefore, we expect that the majority of our year-over-year revenue growth will come from new restaurant openings.  We have opened new restaurants at a compounded annual growth rate of approximately 26% in the 14 years that we have been a public company and at approximately 21% over the past six years.  Based on a review of demographic and other market data, we estimate that there is an opportunity to open as many as 200 Cheesecake Factory restaurants and as many as 150 Grand Lux Cafes in the U.S.  In fiscal 2006, we opened 21 new restaurants, including one Grand Lux Cafe.  In fiscal 2007, we expect to open as many as 21 new restaurants, including as many as five Grand Lux Cafes.  In addition we are currently developing an upscale, full-service, casual dining concept with broad-based Asian cuisine, which we plan to open in late 2007.

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

•                  Income from Operations Expressed as a Percentage of Revenues (“Operating Margins”).  Operating margins are subject to fluctuations in commodity costs, labor, other operating costs, such as restaurant-level occupancy expenses, and preopening expenses.  Our objective is to gradually increase our operating margin to 12% on a sustained basis, before the impact of stock-based compensation expense, by continuing our focus on superior guest service and by capturing economies of scale and fixed cost leverage, as well as maximizing our purchasing power as we continue to grow our business.

Results of Operations

The following table sets forth, for the periods indicated, our consolidated statements of operations expressed as percentages of revenues.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

	Thirteen Weeks Ended April 3, 2007	Thirteen Weeks Ended April 4, 2006
Revenues	100.0%	100.0%

Costs and expenses:
Cost of sales	25.1	25.1
Labor expenses	33.3	32.4
Other operating costs and expenses	23.8	23.5
General and administrative expenses	5.5	5.1
Depreciation and amortization expenses	4.3	4.1
Preopening costs	0.9	1.4
Total costs and expenses	92.9	91.6
Income from operations	7.1	8.4
Interest income, net	0.2	0.5
Other income, net	0.1	0.5
Income before income taxes	7.4	9.4
Income tax provision	2.2	3.1
Net income	5.2%	6.3%

Thirteen Weeks Ended April 3, 2007 Compared to Thirteen Weeks Ended April 4, 2006

Revenues

Revenues increased 16% to $356.6 million for the thirteen weeks ended April 3, 2007 compared to $306.7 million for the thirteen weeks ended April 4, 2006.

Restaurant sales increased 17% to $343.1 million compared to $293.8 million for the same period of the prior year.  The resulting sales increase of $49.3 million consisted of a $0.9 million, or a 0.4% increase, in comparable restaurant sales and $48.4 million increase from restaurants not in the comparable sales base.  Restaurant sales in the first quarter of fiscal 2007 were negatively impacted by approximately $2.8 million due to severe weather in many parts of the country.  Excluding the weather-related impact, we estimate that comparable restaurant sales would have increased approximately 1.2%.

Comparable restaurant sales at The Cheesecake Factory restaurants were basically flat compared to the prior year first quarter.  Excluding the weather-related impact, we estimate comparable sales at The Cheesecake Factory restaurants would have increased approximately 0.8%.  We implemented an approximate 1.5% effective menu price increase during our most recent menu update in January and February 2007.  We did not take a menu price increase during the July and August 2006 menu update.  Since most of our established restaurants currently operate close to full capacity during the peak demand periods of lunch and dinner, we generally expect to achieve increases in comparable restaurant sales over the long-term in the range of our effective menu price increases.  Comparable sales for the first quarter of fiscal 2007 were slightly below our menu price increases due primarily to the severe weather.

Comparable sales at the Grand Lux Cafes increased approximately 7.0%, or an estimated 7.6% excluding the impact of the severe weather.  Grand Lux Cafe benefited in part from an approximate 2% effective menu price increase implemented in October 2006.  Since Grand Lux Cafe is a relatively newer concept and still building its customer base, we expect comparable sales growth to outpace menu price increases for the foreseeable future.

As a result of the openings of new restaurants during the past twelve months, total restaurant operating weeks increased 19% to 1,720 for the thirteen weeks ended April 3, 2007.  Average sales per restaurant operating week decreased 1.5% to $199,500 compared to the same period last year. This decrease in average weekly sales is due principally to the severe winter weather which resulted in an estimated $2.8 million reduction in revenues.

During fiscal 2007, our goal is to open as many as 21 restaurants, including as many as five Grand Lux Cafes.  One new Grand Lux Cafe was opened during the first quarter of fiscal 2007.  Due to the nature of the sites we choose, our opening schedule is consistently weighted toward the second half of the year.  Although it is difficult for us to predict the timing of our new restaurant openings by quarter, due to the nature of our leased restaurant locations and our highly customized layouts, our current plan calls for two Cheesecake Factory restaurant openings in the second quarter and the remaining openings in the second half of the year. Based on this opening schedule, we plan to achieve approximately 20% square footage growth in fiscal 2007.  However, since many of these openings are late in the year, we will not realize their full benefit until fiscal 2008. We currently project our operating week growth in fiscal 2007 compared to fiscal 2006 to be approximately 18%.

We presently update and reprint the menus in our restaurants twice a year. For The Cheesecake Factory restaurants, these updates generally occur during January and February (the “winter menu change”) and during July and August (the “summer menu change”). For our 2007 winter menu change, we implemented an approximate 1.5% effective menu price increase for the purpose of offsetting those operating cost and expense increases that were known or expected as of January 2007. We plan to review our operating cost and expense trends in the spring of 2007 and consider the need for additional menu pricing in connection with our 2007 summer menu change.  All potential menu price increases must be carefully considered in light of their ultimate acceptability by our restaurant guests.  Additionally, other factors outside of our control, such as inclement weather, holidays, general economic and competitive conditions and other factors referenced in the Annual Report on Form 10-K for the year ended January 2, 2007 can impact comparable sales comparisons. Accordingly, there can be no assurance that increases in comparable sales will be achieved.

Bakery sales to other foodservice operators, retailers and distributors (“bakery sales”) increased 5% to $13.5 million for the thirteen weeks ended April 3, 2007 compared to $12.9 million for the comparable period of the prior year. Sales to warehouse clubs comprised approximately 70% of total bakery sales in both the current quarter and the same period of the prior year.

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

Cost of Sales

Cost of sales increased 17% to $89.6 million for the thirteen weeks ended April 3, 2007, compared to $76.9 million for the comparable period last year.  This increase of $12.7 million was primarily attributable to the 16% increase in revenues.  As a percentage of revenues, these costs were 25.1% in both the first quarter of fiscal 2007 and the comparable period of the prior year.

The menus at our restaurants are among the most diversified in the foodservice industry and, accordingly, is not overly dependent on a single commodity.  Changes in costs for one commodity are often, but not always, counterbalanced by cost changes in other commodity categories.  The principal commodity categories for our restaurants include fresh produce, poultry, meat, fish and seafood, cheese, other fresh dairy products, bread and general grocery items.

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

Labor Expenses

Labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, increased 20% to $118.8 million for the thirteen weeks ended April 3, 2007 compared to $99.4 million for the same period of the prior year.  This increase was principally due to the impact of new restaurant openings.  As a percentage of revenues, labor expenses increased to 33.3% versus 32.4% for the comparable period last year.  This increase as a percent of revenues was primarily due to increased minimum wages in several states in which we operate that went into effect in January 2007.  Our intention is to use menu price increases to offset the increased costs of minimum wages whenever possible.  However, our menu price increase in the first quarter of fiscal 2007 did not go into effect at all restaurants until mid-February.  Stock-based compensation included in labor expenses was $1.7 million, or 0.5% of revenues, and $1.6 million, or 0.5% of revenues, for the thirteen weeks ended April 3, 2007 and April 4, 2006, respectively.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses.  Other operating costs and expenses increased 17% to $84.8 million for the thirteen weeks ended April 3, 2007 compared to $72.2 million for the same period of the prior year.  This increase was principally attributable to the 16% increase in revenues.  As a percentage of revenues, other operating costs and expenses increased to 23.8% for the thirteen weeks ended April 3, 2007 versus 23.5% for the same period of fiscal 2006.  This increase as a percent of revenues was due primarily to increased costs for janitorial services at many of our restaurants.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, the restaurant field supervision organization, the bakery administrative organization and the corporate support organization.  G&A expenses increased 24% to $19.5 million for the thirteen weeks ended April 3, 2007 compared to $15.7 million for the same period of fiscal 2006.  As a percentage of revenues, G&A expenses increased to 5.5% for the thirteen weeks ended April 3, 2007 versus 5.1% for the same period of fiscal 2006.  This percentage increase was principally due to a $1.7 million expense, or 0.5% of revenues, to reimburse staff members who were impacted by taxes assessed under Internal Revenue Service Section 409A on the exercise of certain stock options in fiscal 2006.  G&A expenses included $2.1 million, or 0.6% of revenues, and $2.8 million, or 0.9% of revenues, of stock-based compensation expense in the first quarter of fiscal 2007 and fiscal 2006, respectively.

During the remainder of fiscal 2007, we plan to continue to add resources to the corporate support, training and field supervision activities of our operations, commensurate with the planned openings of as many as 21 new restaurants.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased 24% to $15.4 million for the thirteen weeks ended April 3, 2007 compared to $12.4 million for the thirteen weeks ended April 4, 2006.  This increase was principally due to property and equipment associated with new restaurant openings and the second bakery production facility.  As a percentage of revenues, depreciation and amortization increased to 4.3% for the thirteen weeks ended April 3, 2007 compared to 4.1% for the same period of fiscal 2006.

Preopening Costs

Preopening costs decreased 28% to $3.1 million for the thirteen weeks ended April 3, 2007 compared to $4.3 million in the same period of the prior year.  We opened one Grand Lux Cafe restaurant during the thirteen weeks ended April 3, 2007 compared to two Cheesecake Factory restaurant openings and a new bakery production facility in the same quarter last year.  In addition, preopening costs were incurred in both periods for restaurant openings in progress.

Preopening costs include incremental out-of-pocket costs that are directly related to the openings of new restaurants that are not otherwise capitalizable.  As a result of the highly customized and operationally complex nature of our upscale, high-volume concepts, the restaurant preopening process for our new restaurants is more extensive, time consuming and costly relative to that of most chain restaurant operations.  The preopening costs for one of our restaurants usually includes costs to relocate and compensate an average of 12 to 13 restaurant management employees prior to opening; costs to recruit and train an average of 200 to 250 hourly restaurant employees; wages, travel and lodging costs for our opening training team and other support employees; costs for practice services activities, and straight-line base rent expense subsequent to the construction period but prior to restaurant opening.   Preopening costs will vary from location to location depending on a number of factors, including the proximity of our existing restaurants; the size and physical layout of each location; the number of management and hourly employees required to open each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel to and lodging for different metropolitan areas; and the extent of unexpected delays, if any, in construction and/or obtaining final licenses and permits to open the restaurants, which may also be cause by landlord delays.

Our preopening cost for a typical single-story Cheesecake Factory restaurant in an established market averages approximately $1.0 million to $1.2 million.  In addition to the direct costs noted above, there will also be other preopening costs allocated to each restaurant opening, including costs for maintaining a roster of trained managers for pending openings, corporate travel and support activities.  Preopening costs will usually be higher for larger restaurants, our initial entry into new markets and for newer concepts such as Grand Lux Cafe.  During fiscal 2007, we plan to open as many as five Grand Lux Cafe restaurants that could experience preopening costs of approximately $1.2 million to $1.3 million each.  We usually incur the most significant portion of direct preopening costs within the two-month period immediately preceding and the month of a restaurant’s opening.  Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.  We expense preopening costs as incurred.

We expect total fiscal 2007 preopening costs of approximately $24 million to $25 million.  Included in this amount is $1 million to $2 million of preopening costs associated with the opening of our Asian test concept.

Interest Income, Net, Other Income and Income Tax Provision

Interest income, net, decreased to $0.6 million for the thirteen weeks ended April 3, 2007 compared to $1.5 million for the comparable prior year period primarily due to $0.5 million of interest expense related to borrowings in the first quarter of fiscal 2007, as well as reduced interest income related to lower investment balances due to treasury stock purchases during the first quarter of fiscal 2007.  We generally invest our excess cash balances in U.S. Treasury and Agency securities, investment grade corporate debt securities rated “A” or better and money market mutual funds.  In addition, we recorded interest expense of approximately $0.6 million for the thirteen weeks ended April 3, 2007 versus $0.4 million for the comparable prior year period associated with landlord construction allowances deemed to be financing in accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction.”

Other income for the thirteen weeks ended April 3, 2007 was $0.3 million compared to $1.7 million for the comparable prior year period. This decrease was principally due to the fiscal 2006 contribution of land and a building for our North Carolina bakery production facility by the local government in exchange for commitments from us to create jobs and operate a manufacturing plant in the community.

Our effective income tax rate was 30.0% for the thirteen weeks ended April 3, 2007 compared with 33.2% for the comparable prior year period.  We currently estimate our effective tax rate for the remainder of fiscal 2007 to be 30.0% to 31.0%. However, the actual effective tax rate may be different than our current estimate due to actual revenues, pretax income and tax credits achieved during the year.

Liquidity and Capital Resources

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in millions):

	April 3, 2007	January 2, 2007

Cash and marketable securities on hand	$101.9	$134.3
Net working capital	$5.5	$39.7
Adjusted net working capital (1)	$37.8	$72.9
Current ratio	1.0:1	1.2:1
Adjusted current ratio (1)	1.3:1	1.4:1
Long-term debt and deemed landlord financing liability, including current portion	$195.3	$40.4

(1)               Includes all marketable securities classified as either current assets ($39.9 million and $56.3 million at April 3, 2007 and January 2, 2007, respectively) or noncurrent assets ($32.3 million and $33.3 million at April 3, 2007 and January 2, 2007, respectively).

	Thirteen Weeks Ended April 3, 2007	Thirteen Weeks Ended April 4, 2006

Cash provided by operating activities	$40.0	$27.8
Capital expenditures	$32.0	$30.9

During the thirteen weeks ended April 3, 2007, our cash and marketable securities on hand decreased by $32.4 million to $101.9 million from the January 2, 2007 balance.  This decrease was primarily attributable to the purchase of treasury stock and property and equipment, partially offset by borrowings under our credit facility, cash provided by operating activities, landlord construction contributions and proceeds from the exercise of employee stock options.  In the table above, we present adjusted net working capital and current ratio calculations that include all marketable securities classified as either current or noncurrent assets.  We believe these adjusted calculations provide investors with useful information regarding our overall liquidity position because all marketable securities are readily available to meet our liquidity requirements.  We continue to target a weighted average maturity for our marketable securities investment portfolio of between one and two years.  Accordingly, a substantial portion of our investments is classified as noncurrent assets, but remains available for our liquidity requirements.

On April 3, 2007, we entered into a five-year revolving credit facility (“Facility”) with a maximum available borrowing capacity of $200 million.  Borrowings under the Facility bear interest at a floating rate based on the London Interbank Offering Rate (LIBOR) plus a spread ranging from 0.5% to 0.875%, depending on our ratio of debt to trailing 12-month earnings before interest, taxes, depreciation, amortization and noncash stock option expense (“EBITDA”).  In addition, we pay a commitment fee ranging from 0.1% to 0.175%, also depending on our ratio of debt to EBITDA, calculated on the average unused portion of the Facility.

The outstanding borrowings under this Facility were used to support the Accelerated Share Repurchase we entered into on March 12, 2007.  See Note 4 of the Notes to Consolidated Financial Statements in Part I, Item I of this Form 10-Q.  Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of April 3, 2007, we had net availability for borrowings of $31.7 million, based on outstanding debt of $150.0 million and $18.3 million in standby letters of credit.  The Facility provides that we will maintain certain financial covenants, which include a debt to EBITDA ratio below a specified threshold, as well as a minimum EBITDAR (EBITDA plus rental expense) to interest and rental expense ratio.  At April 3, 2007, we were in compliance with these covenants.

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

For fiscal 2007, we currently estimate our cash outlays for capital expenditures to range between $200 million and $210 million, net of agreed-upon, up-front cash landlord construction contributions and excluding $24 million to $25 million of expected noncapitalizable preopening costs for new restaurants.  This amount also excludes approximately $10 million of landlord construction contributions to be applied as reductions to minimum or percentage rent over the lease terms. The amount reflected as additions to property and equipment in the consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each operating lease. This estimate contemplates a net outlay of $176 million to $182 million for as many as 21 new restaurants to be opened during fiscal 2007, as well as the Asian test concept, estimated construction-in-progress disbursements for anticipated fiscal 2008 openings and estimated collections of up-front cash landlord construction contributions.  Expected capital expenditures for fiscal 2007 also include approximately $14 million to $15 million for maintenance and capacity addition expenditures to our existing restaurants and $10 million to $13 million for bakery and corporate infrastructure investments.

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

During the first quarter of fiscal 2007, our Board of Directors increased the share repurchase authorization of our common shares to 16.0 million from 6.0 million.  Under these authorizations, we have cumulatively repurchased a total of 8.3 million shares for a total cost of $207.7 million through April 3, 2007.  Our share repurchase agreement does not require us to repurchase any common stock and may be discontinued at any time.

On March 12, 2007, we entered into an agreement with a third party to repurchase $200 million of our common shares under an Accelerated Share Repurchase (“ASR”) program.  The ASR agreement includes a pricing collar, which establishes the minimum and maximum number of shares that can be repurchased.  The minimum number of shares is set at 6.7 million, of which 4.7 million shares were received on March 15, 2007 and the remaining 2.0 million were received on April 13, 2007.  The maximum number of shares that possibly can be received under the agreement is 8.0 million and will be determined based on the weighted average market price of our common stock from April 10, 2007 through the completion of the contract.  We will receive additional shares, if any, no later than October 10, 2007.

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management.  Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions.  Except for income taxes, there have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2007.  The methodology applied to management’s estimate for income taxes has changed due to the implementation of a new accounting pronouncement as described below.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for us beginning in fiscal 2007.  FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The impact of our reassessment of our tax positions in accordance with FIN 48 did not have a material impact on our results of operations, financial condition or liquidity.

For additional information regarding the adoption of FIN 48, see Note 7 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  The Statement applies whenever other statements require or permit assets or liabilities to be measured at fair value.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact this Statement will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact this Statement will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion of market risks contains forward-looking statements.  Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

We are exposed to market risk from interest rate changes on funded debt.  This exposure relates to the portion of the interest rate on our $200 million revolving credit facility (“Facility”) that is indexed to three-month LIBOR.  On April 3, 2007, we entered into a zero-cost interest rate collar to hedge $100 million of the Facility.  The interest rate collar consists of a combination of a purchased cap option with a three-month LIBOR cap rate of 5.35% and a sold floor option with a three-month LIBOR floor rate of 4.69%.  At April 3, 2007, we had $150 million in debt outstanding under the Facility.  A hypothetical 1% interest rate increase would have a $0.5 million impact on our results of operations.

A change in market prices also exposes us to market risk related to our investments in marketable securities. As of April 3, 2007 and January 2, 2007, we held $72.2 million and $89.5 million in marketable securities, respectively.  A hypothetical 10% decline in the market value of those securities would result in $7.2 million and $9.0 million unrealized losses and a corresponding decline in their fair values at April 3, 2007 and January 2, 2007, respectively.  This hypothetical decline would not affect our cash flows until the securities were disposed of.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 3, 2007.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended April 3, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Following our announcement on July 18, 2006 of the Audit Committee of our Board of Directors’ review of our historical stock option granting practices, a number of purported Company shareholders brought eight separate putative shareholder derivative actions (the “Option Derivative Actions”) against us, our entire Board of Directors (other than David Klock), and certain of our current and former officers alleging that the defendants improperly dated certain historical stock option grants.  The plaintiffs in these cases, filed in Los Angeles County Superior Court and styled as Siebles v. Deitchle et. al. (Case No. BC355872) (subsequently re-filed in federal court), McGee v. Overton et al. (Case No. BC355953); Rigotti v. Overton, et al. (Case No. BC356850), Cullen v. Overton, et al. (Case No. BC356851), Sachs v. Overton et al. (Case No. BC357065), and filed in United States District Court for the Central District and styled as Siebles v. Deitchle et.al. (Case No. CV06 6234), Kuhns v. Deitchle et al. (Case No. SACV06917) and Freed v. Overton et al. (Case No. CV 06 06486) contend, among other things, that the defendants’ conduct violated the California and/or federal securities laws, breached defendants’ fiduciary duties, wasted corporate assets, unjustly enriched the defendants, and caused errors in our financial statements.  The plaintiffs seek, among other things, unspecified damages and disgorgement of profits from the alleged conduct to be paid to us.  The plaintiffs also seek attorneys’ fees for themselves.  On January 4, 2007, our Board of Directors established a Special Litigation Committee to facilitate timely and orderly consideration of the matters raised by and relating to the Option Derivative Actions and to determine how we should respond to the allegations made in the Option Derivative Actions, including whether it is in the best interests of our stockholders to continue pursuing the claims asserted in the Option Derivative Actions. A motion is pending to consolidate the state Option Derivative Actions and to set a schedule for filing a consolidated complaint and briefing for pleading motions.  The federal Option Derivative Actions were consolidated in the Central District of California, under the caption, In re The Cheesecake Factory Derivative Litigation, No. CV-06-06234-ABC(MANx).  On March 9, 2007, we filed a motion to stay the litigation until our Special Litigation Committee completes its review and reports to the Board of Directors, and the other defendants filed a motion to dismiss certain claims.

We are subject to various other administrative and legal proceedings that are discussed in Part I, Item III of our Annual Report on Form 10-K for the fiscal year ended January 2, 2007.

Item 1A.  Risk Factors

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2007.  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information regarding the Company’s purchase during the thirteen weeks ended April 3, 2007 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 3 — February 6, 2007	—	—	—	2,369,033
February 7 — March 6, 2007	—	—	—	2,369,033
March 7 — April 3, 2007	4,708,573	$27.03	4,708,573	7,660,460
Total	4,708,573	$27.03	4,708,573

During the first quarter of fiscal 2007, our Board of Directors increased the share repurchase authorization of our common shares to 16.0 million from 6.0 million.  Under these authorizations, we have cumulatively repurchased a total of 8.3 million shares for a total cost of $207.7 million through April 3, 2007.  The 4.7 million shares reflected in the above table were purchased in conjunction with an Accelerated Share Repurchase (“ASR”) agreement.  See Note 5 of Notes to Consolidated Financial Statements in Part I, Item I of this Form 10-Q.  Our share repurchase agreement does not require us to repurchase any common stock and may be discontinued at any time.

Item 6.  Exhibits

Exhibit 2.1	Form of Reorganization Agreement (1)

Exhibit 3.1	Certificate of Incorporation (2)

Exhibit 3.2	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock, $.01 Par Value (2)

Exhibit 3.3	Certificate of Amendment of Certificate of Incorporation (2)

Exhibit 3.4	Form of Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (3)

Exhibit 3.5	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (4)

Exhibit 3.6	Bylaws

Exhibit 10.0	Master Confirmation dated as of March 12, 2007 between The Cheesecake Factory Incorporated and
Goldman, Sachs & Co.

Exhibit 10.1	Supplemental Confirmation dated as of March 12, 2007 between The Cheesecake Factory Incorporated and Goldman, Sachs & Co.

Exhibit 10.5	Loan Agreement dated as of April 3, 2007 between The Cheesecake Factory Incorporated and
JPMorgan Chase Bank as Administrative Agent, Bank of the West as Syndication Agent, and Bank of
America, Wells Fargo Bank and Rabobank Nederland, as Documentation Agents

Exhibit 10.7	Cap/Floor Collar Transaction dated as of April 3, 2007 between The Cheesecake Factory Incorporated and JPMorgan Chase Bank

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: April 27, 2007	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MICHAEL J. DIXON
Michael J. Dixon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
2.1	Form of Reorganization Agreement (1)

3.1	Certificate of Incorporation (2)

3.2	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock, $.01 Par Value (2)

3.3	Certificate of Amendment of Certificate of Incorporation (2)

3.4	Form of Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (3)

3.5	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (4)

3.6	Bylaws

10.0	Master Confirmation dated as of March 12, 2007 between The Cheesecake Factory Incorporated and Goldman, Sachs & Co.

10.1	Supplemental Confirmation dated as of March 12, 2007 between The Cheesecake Factory Incorporated and Goldman, Sachs & Co.

10.5

Loan Agreement dated as of April 3, 2007 between The Cheesecake Factory Incorporated and JPMorgan Chase Bank as Administrative Agent, Bank of the West as Syndication Agent, and Bank of America, Wells Fargo Bank and Rabobank Nederland, as Documentation Agents

10.7	Cap/Floor Collar Transaction dated as of April 3, 2007 between The Cheesecake Factory Incorporated and JPMorgan Chase Bank

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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