Form 10-Q
period 2007-07-03
CHEESECAKE FACTORY INC
filed 2007-07-26
CIK 887596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2007

or

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

Yes ☐  No ☒

As of July 23, 2007, 72,151,656 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 3, 2007	January 2, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,694	$44,790
Investments and marketable securities	60,616	56,268
Accounts receivable	6,358	11,639
Income tax receivable	—	4,943
Other receivables	27,547	42,801
Inventories	26,730	20,775
Prepaid expenses	21,972	21,261
Deferred income taxes	12,986	—
Total current assets	157,903	202,477
Property and equipment, net	795,955	732,204
Other assets:
Marketable securities	28,592	33,256
Trademarks	3,262	3,120
Prepaid rent	48,550	43,870
Other	30,954	24,804
Total other assets	111,358	105,050
Total assets	$1,065,216	$1,039,731
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,633	$45,570
Income taxes payable	20,372	—
Other accrued expenses	105,184	117,127
Deferred income taxes	—	99
Total current liabilities	168,189	162,796
Deferred income taxes	66,164	68,174
Deferred rent	45,466	43,062
Deemed landlord financing liability	47,170	39,381
Long-term debt	150,000	—
Other noncurrent liabilities	17,552	14,776
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 82,509,505 and 81,886,228 issued at July 3, 2007 and January 2, 2007, respectively	825	819
Additional paid-in capital	317,940	319,943
Retained earnings	512,568	471,798
Accumulated other comprehensive income/(loss)	169	(553)
Treasury stock, 10,358,251 and 3,627,217 shares at cost at July 3, 2007 and January 2, 2007, respectively	(260,827)	(80,465)
Total stockholders’ equity	570,675	711,542
Total liabilities and stockholders’ equity	$1,065,216	$1,039,731

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended July 3, 2007	Thirteen Weeks Ended July 4, 2006	Twenty-Six Weeks Ended July 3, 2007	Twenty-Six Weeks Ended July 4, 2006

Revenues	$373,167	$322,573	$729,750	$629,292

Costs and expenses:
Cost of sales	92,283	80,374	181,843	157,322
Labor expenses	120,696	102,236	239,536	201,663
Other operating costs and expenses	85,199	74,129	169,993	146,339
General and administrative expenses	20,237	16,769	39,709	32,506
Depreciation and amortization expenses	15,633	12,990	31,023	25,394
Preopening costs	3,724	3,250	6,808	7,547
Total costs and expenses	337,772	289,748	668,912	570,771
Income from operations	35,395	32,825	60,838	58,521
Interest (expense)/income, net	(1,660)	977	(1,075)	2,501
Other income, net	272	147	539	1,801
Income before income taxes	34,007	33,949	60,302	62,823
Income tax provision	10,299	10,504	18,188	20,104
Net income	$23,708	$23,445	$42,114	$42,719

Net income per share:
Basic	$0.33	$0.30	$0.57	$0.54
Diluted	$0.33	$0.30	$0.56	$0.53

Weighted average shares outstanding:
Basic	71,786	78,221	74,404	78,570
Diluted	72,818	79,467	75,522	79,994

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total

Balance, January 2, 2007	81,886	$819	$319,943	$471,798	$(553)	$(80,465)	$711,542
Cumulative effect of adoption of FIN 48	—	—	—	(1,344)	—	—	(1,344)
Balance, January 2, 2007, as adjusted	81,886	819	319,943	470,454	(553)	(80,465)	710,198

Comprehensive income:
Net income	—	—	—	42,114	—	—	42,114
Net unrealized gain on available-for-sale securities	—	—	—	—	90	—	90
Net unrealized gain on derivative financial instruments	—	—	—	—	632	—	632
Total comprehensive income							42,836
Issuance of common stock from stock options exercised	458	4	6,503	—	—	—	6,507
Tax benefit related to stock options exercised	—	—	1,656	—	—	—	1,656
Stock-based compensation	—	—	7,619	—	—	—	7,619
Issuance of restricted stock	166	2	1,857				1,859
Purchase of treasury stock	—	—	—	—	—	(180,362)	(180,362)
Payment for future treasury stock purchases under accelerated stock repurchase agreement	—	—	(19,638)	—	—	—	(19,638)
Balance, July 3, 2007	82,510	$825	$317,940	$512,568	$169	$(260,827)	$570,675

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended July 3, 2007	Twenty-Six Weeks Ended July 4, 2006

Cash flows from operating activities:
Net income	$42,114	$42,719
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	31,023	25,394
Contribution of land and building	—	(1,500)
Deferred income taxes	(15,361)	(3,419)
Stock-based compensation	8,677	9,470
Tax benefit related to stock options exercised	1,656	3,098
Excess tax benefit related to stock options exercised	(996)	(1,730)
Other	54	5
Changes in assets and liabilities:
Accounts receivable	5,281	1,991
Other receivables	15,254	5,788
Inventories	(5,956)	(4,530)
Prepaid expenses	(711)	(244)
Other	(10,018)	(7,724)
Accounts payable	(2,937)	(3,502)
Income taxes payable	24,895	5,203
Other accrued expenses	(7,723)	(6,877)
Cash provided by operating activities	85,252	64,142
Cash flows from investing activities:
Additions to property and equipment	(104,813)	(60,379)
Investments in available-for-sale securities	(47,865)	(49,843)
Sales of available-for-sale securities	48,266	66,594
Cash used in investing activities	(104,412)	(43,628)
Cash flows from financing activities:
Deemed landlord financing proceeds	19,033	10,522
Deemed landlord financing payments	(472)	(319)
Proceeds from exercise of employee stock options	6,507	7,094
Excess tax benefit related to stock options exercised	996	1,730
Borrowings on credit facility	150,000	—
Purchase of treasury stock	(180,362)	(49,994)
Payment for future treasury stock purchases under accelerated stock repurchase agreement	(19,638)	—
Cash used in financing activities	(23,936)	(30,967)
Net change in cash and cash equivalents	(43,096)	(10,453)
Cash and cash equivalents at beginning of period	44,790	31,052
Cash and cash equivalents at end of period	$1,694	$20,599

Supplemental disclosures:
Interest paid	$4,105	$835
Income taxes paid	$6,804	$15,313

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

Derivative Financial Instruments

On April 3, 2007, we entered into a five-year, zero-cost interest rate collar to hedge interest rate variability on $100 million of our revolving credit facility.  See Notes 4 and 10 for further discussion of these transactions.  We formally documented the relationship between this hedging instrument and the hedged item, as well as our risk management objective and strategy for undertaking hedge transactions.  The interest rate collar qualifies for hedge accounting as a cash flow hedge.  Accordingly, we will recognize this derivative at fair value as either an asset or a liability on the consolidated balance sheets.  All changes in fair value will be recorded in accumulated other comprehensive income until the underlying transaction is recognized in earnings.  We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We have not yet determined if we will elect to apply any of the provisions of SFAS 159 or what the impact of adoption of this Statement would have, if any, on our consolidated financial statements.

2. Investments and Marketable Securities

Investments and marketable securities, consisted of the following (in thousands):

Classification	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Maturity

At July 3, 2007:
Current assets:
Available-for-sale securities:
Corporate debt securities	$23,176	$2	$(15)	$23,163	August 2007 to June 2008
U.S. government agency obligations	37,536	3	(86)	37,453	August 2007 to May 2008
Total	$60,712	$5	$(101)	$60,616

Other assets:
Available-for-sale securities:
Corporate debt securities	$10,245	$—	$(185)	$10,060	August 2008 to January 2011
U.S. government agency obligations	18,912	—	(380)	18,532	September 2008 to September 2010
Total	$29,157	$—	$(565)	$28,592

At January 2, 2007:
Current assets:
Available-for-sale securities:
Corporate debt securities	$13,561	$—	$(38)	$13,523	January 2007 to November 2007
U.S. government agency obligations	42,911	—	(166)	42,745	January 2007 to December 2007
Total	$56,472	$—	$(204)	$56,268

Other assets:
Available-for-sale securities:
Corporate debt securities	$11,136	$—	$(169)	$10,967	April 2008 to January 2011
U.S. government agency obligations	22,685	—	(396)	22,289	February 2008 to September 2010
Total	$33,821	$—	$(565)	$33,256

3.  Inventories

Inventories consisted of (in thousands):

	July 3, 2007	January 2, 2007

Restaurant food and supplies	$11,303	$10,562
Bakery finished goods	12,258	6,947
Bakery raw materials and supplies	3,169	3,266
Total	$26,730	$20,775

4.        Long-Term Debt

Long-term debt (in thousands):

	July 3, 2007	January 2, 2007

Credit facility	$150,000	—

On April 3, 2007, we entered into a five-year revolving credit facility (“Facility”) with a maximum available borrowing capacity of $200 million.  Borrowings under the Facility bear interest at a floating rate based on the London Interbank Offering Rate (LIBOR) plus a spread ranging from 0.5% to 0.875%, depending on our ratio of debt to trailing 12-month earnings before interest, taxes, depreciation, amortization and noncash stock option expense (“EBITDA”), as defined in the agreement.  In addition, we pay a commitment fee ranging from 0.1% to 0.175%, also depending on our ratio of debt to EBITDA, calculated on the average unused portion of the Facility.

Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of July 3, 2007, we had net availability for borrowings of $31.7 million, based on outstanding debt of $150.0 million and $18.3 million in standby letters of credit.  The Facility provides that we will maintain certain financial covenants, which include a debt to EBITDA ratio below a specified threshold, as well as a minimum EBITDAR (EBITDA plus rental expense) to interest and rental expense ratio.  At July 3, 2007, we were in compliance with these covenants. Since we have both the contractual ability and the intention to maintain the outstanding balance on our Facility, the debt is classified as long-term on our consolidated balance sheets.

5.  Stockholders’ Equity

During the first quarter of fiscal 2007, our Board of Directors increased the share repurchase authorization of our common shares to 16.0 million from 6.0 million.  Under these authorizations, we have cumulatively repurchased a total of 10.4 million shares for a total cost of $260.8 million through July 3, 2007.  Our share repurchase agreement does not require us to repurchase any common stock and may be discontinued at any time.

On March 12, 2007 we entered into an agreement with a third party to repurchase $200 million of our common shares under an accelerated share repurchase (“ASR”) program.  The ASR agreement includes a pricing collar, which establishes the minimum and maximum number of shares that can be repurchased.  The minimum number of shares is set at 6.7 million, of which 4.7 million shares and 2.0 million shares were received on March 15, 2007 and April 13, 2007, respectively.  The maximum number of shares that possibly can be received under the agreement is 8.0 million and will be determined based on the weighted average market price of our common stock from April 10, 2007 through the completion of the contract.  We will receive additional shares, if any, under this agreement no later than October 10, 2007.

6.  Stock-Based Compensation

The following table presents information related to stock-based compensation (in thousands):

	Thirteen Weeks Ended July 3, 2007	Thirteen Weeks Ended July 4, 2006	Twenty-Six Weeks Ended July 3, 2007	Twenty-Six Weeks Ended July 4, 2006

Stock-based compensation expense	$4,827	$4,199	$8,677	$8,798

Income tax benefit	1,462	1,211	2,617	2,815

Capitalized stock-based compensation (1)	519	329	801	673

(1) Capitalized stock-based compensation is included in property and equipment, net, and other assets on the consolidated balance sheets.

Stock Options

The weighted average fair value at the grant date for options issued during the second quarter of fiscal 2007 and 2006 was $10.10 and $10.58 per option, respectively.  The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the second quarter of fiscal 2007 and 2006, respectively: (a) no dividend yield on our stock, (b) expected stock price volatility of 30.9% and 31.4%, (c) a risk-free interest rate of 4.7% and 4.9%, and (d) an expected option term of 5 and 4.75 years.

Stock option activity during the twenty-six weeks ended July 3, 2007 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at January 2, 2007	8,442	$25.55
Granted	1,301	$26.57
Exercised	(458)	$14.22
Cancelled	(477)	$29.57
Outstanding at July 3, 2007	8,808	$26.08	6.9	$17,927

Vested and expected to vest at July 3, 2007	7,835	$25.71	6.8	$17,662

Exercisable at July 3, 2007	3,157	$22.12	5.1	$15,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on July 3, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on July 3, 2007.  This amount changes based on the fair market value of our stock.  Total intrinsic value of options exercised for the thirteen and twenty-six weeks ended July 3, 2007 was $2.6 million and $6.1 million, respectively.  Total intrinsic value of options exercised for the thirteen and twenty-six weeks ended July 4, 2006 was $3.5 million and $8.2 million, respectively.  As of July 3, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was $39.0 million, which we expect to recognize over a weighted average period of approximately 2.8 years.

Restricted Shares

Restricted share activity during the twenty-six weeks ended July 3, 2007 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding at January 2, 2007	340	$26.03
Granted	200	25.29
Vested	—	—
Forfeited	(35)	25.47
Outstanding at July 3, 2007	505	$25.78

Fair value of our restricted shares is based on our closing stock price on the date of grant.  As of July 3, 2007, total unrecognized stock-based compensation expense related to nonvested restricted shares was $9.4 million, which is expected to be recognized over a weighted average period of approximately 2.7 years.

7.  Income Taxes

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109” (“FIN 48”), on January 3, 2007.  As a result of the implementation of FIN 48, we recognized a $1.3 million increase to the liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings.  As of the date of adoption, including the increase in the liability noted above, we had approximately $13.9 million of unrecognized tax benefits.  Included in the balance at January 3, 2007, are $1.3 million of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate.  As of July 3, 2007, we have $15.8 million of unrecognized tax benefits.

We recognize interest related to uncertain tax positions in income tax expense.  Penalties related to uncertain tax positions are part of general and administrative expenses.  During the thirteen and twenty-six weeks ended July 3, 2007, we recognized approximately $0.3 million and $0.4 million, respectively, of accrued interest associated with uncertain tax positions.  As of July 3, 2007, we have approximately $1.9 million of accrued interest related to uncertain tax positions, which is included in the $15.8 million noted above.

We anticipate that our total unrecognized tax benefits will significantly change in the next 12 months upon Internal Revenue Service approval of a pending application for change in accounting method for construction allowances. We estimate the benefit of this change to be approximately $14.9 million, of which $13.1 million will be reflected as offsetting decreases in deferred tax assets and income tax payable and the remaining $1.8 million will be reflected in the consolidated statements of operations as a decrease in the effective tax rate. The earliest tax year still subject examination by a significant taxing jurisdiction is 2002.

8.  Net Income Per Share

In accordance with the provisions of SFAS No. 128, “Earnings Per Share,” basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  At July 3, 2007, 0.5 million shares of restricted stock issued to employees were unvested, and were therefore excluded from the calculation of basic earnings per share for the thirteen and twenty-six weeks ended July 3, 2007.  Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted shares, calculated using the treasury stock method.  Assumed proceeds from the in-the-money options, include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by SFAS No. 123R.

	Thirteen Weeks Ended July 3, 2007	Thirteen Weeks Ended July 4, 2006	Twenty-Six Weeks Ended July 3, 2007	Twenty-Six Weeks Ended July 4, 2006
	(In thousands, except per share data)

Net income	$23,708	$23,445	$42,114	42,719

Basic weighted average shares outstanding	71,786	78,221	74,404	78,570
Dilutive effect of stock options and restricted shares	1,032	1,246	1,118	1,424

Diluted weighted average shares outstanding	72,818	79,467	75,522	79,994

Basic net income per share	$0.33	$0.30	$0.57	$0.54

Diluted net income per share	$0.33	$0.30	$0.56	$0.53

Shares of common stock equivalents of approximately 5.5 million for both the thirteen and twenty-six weeks ended July 3, 2007 and 4.0 million and 3.6 million for the thirteen and twenty-six weeks ended July 4, 2006, respectively, were not included in the diluted calculation due to their anti-dilutive effect.

9.  Comprehensive Income

Comprehensive income consisted of (in thousands):

	Thirteen Weeks Ended July 3, 2007	Thirteen Weeks Ended July 4, 2006	Twenty-Six Weeks Ended July 3, 2007	Twenty-Six Weeks Ended July 4, 2006

Net income	$23,708	$23,445	$42,114	$42,719
Net unrealized (loss)/gain on available-for-sale securities	(110)	72	90	(202)
Unrealized gain on derivative financial instruments	632	—	632	—

Total	$24,230	$23,517	$42,836	$42,517

10.  Derivative Financial Instruments

On April 3, 2007, we entered into a five-year, zero-cost interest rate collar to hedge interest rate variability on $100 million of our revolving credit facility.  See Note 4 for further discussion of our credit facility.  The interest rate collar consists of a combination of a purchased cap option with a three-month LIBOR cap rate of 5.35% and a sold floor option with a three-month LIBOR floor rate of 4.69%.  This derivative qualifies for hedge accounting as a cash flow hedge and, accordingly, is recognized at fair value as either an asset or a liability on the consolidated balance sheets.  All changes in fair value are recorded in accumulated other comprehensive income and subsequently reclassified into earnings when the related interest expense on the underlying borrowing is recognized.

At July 3, 2007, the fair value of the interest rate collar was $0.9 million, increasing from a fair value of zero at April 3, 2007.  We expect to reclassify approximately $0.1 million of this balance to earnings during the next 12 months as the related hedged interest expense is recognized.  Changes in the fair value of the interest rate collar are expected to be perfectly effective in offsetting the variability in interest payments attributable to fluctuations in three-month LIBOR rates above 5.35% and below 4.69%.  If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in the interest rate collar or the underlying credit facility, the fair value of the portion of the derivative determined to be ineffective will be recognized as gain or loss in the consolidated statements of operations.  It is not expected that any gain or loss will be reported in the consolidated statements of operations during fiscal year 2007.

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

Following our announcement on July 18, 2006 of the Audit Committee of our Board of Directors’ review of our historical stock option granting practices, a number of purported Company shareholders brought eight separate putative shareholder derivative actions (the “Option Derivative Actions”) against us, all the then-serving members of our Board of Directors (current directors David Klock and Agnieszka Winkler have not been named), and certain of our current and former officers alleging that the defendants improperly dated certain historical stock option grants.  The plaintiffs in these cases, filed in Los Angeles County Superior Court and styled as Siebles v. Deitchle et. al. (Case No. BC355872) (subsequently re-filed in federal court), McGee v. Overton et al. (Case No. BC355953); Rigotti v. Overton, et al. (Case No. BC356850), Cullen v. Overton, et al. (Case No. BC356851), Sachs v. Overton et al. (Case No. BC357065), and filed in United States District Court for the Central District and styled as Siebles v. Deitchle et.al. (Case No. CV06 6234), Kuhns v. Deitchle et al. (Case No. SACV06917) and Freed v. Overton et al. (Case No. CV 06 06486), contend, among other things, that the defendants’ conduct violated the California and/or federal securities laws, breached defendants’ fiduciary duties, wasted corporate assets, unjustly enriched the defendants, and caused errors in our financial statements.  The plaintiffs seek, among other things, unspecified damages and disgorgement of profits from the alleged conduct, to be paid to the Company.  The plaintiffs also seek attorneys’ fees for themselves.  On January 4, 2007, our Board of Directors established a Special Litigation Committee to facilitate timely and orderly consideration of the matters raised by and relating to the Option Derivative Actions and to determine how we should respond to the allegations made in the Option Derivative Actions, including whether it is in the best interests of our stockholders to continue pursuing the claims asserted in the Option Derivative Actions. The Special Litigation Committee’s review is ongoing.  The federal Option Derivative Actions were consolidated in the Central District of California, under the caption, In re The Cheesecake Factory Derivative Litigation, No. CV-06-06234-ABC(MANx).  On March 9, 2007, we filed a motion to stay the federal litigation until our Special Litigation Committee completes its review and reports to the Board of Directors, and the other defendants filed a motion to dismiss certain claims.   On July 6, 2007 the federal court ordered that the time period for our response and the response of the other defendants’ in the federal action was not due earlier than September 10, 2007. The state Option Derivative Actions were consolidated in the Los Angeles County Superior Court, under the caption, In re The Cheesecake Factory Derivative Litigation, Lead Case No. BC355953, and a consolidated complaint was filed in the state Option Derivative Actions on or about June 25, 2007. On July 13, 2007 the state court ordered that the time period for our response and the response of the other defendants’ in the state action was not due earlier than September 10, 2007.  A status conference in those proceedings was continued by court order until September 14, 2007.

Based on the current status of these matters, no amounts have been reserved on our consolidated balance sheets.  We are subject to various other administrative and legal proceedings that are discussed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2007.

12.  Segment Information

We operate in two business segments.  The restaurant segment consists of The Cheesecake Factory, including our express and bakery cafe locations, and Grand Lux Cafe, which have similar investment criteria and economic and operating characteristics.  The bakery segment produces baked desserts and other products for our restaurants and for other foodservice operators, retailers and distributors.  Bakery sales to the restaurants are recorded at prices similar to third-party national accounts.  Unallocated corporate expenses, which include all stock-based compensation, assets and capital expenditures, are presented below as reconciling items to the amounts presented in the consolidated financial statements.

Segment information is presented below (in thousands):

	Thirteen Weeks Ended July 3, 2007	Thirteen Weeks Ended July 4, 2006	Twenty-Six Weeks Ended July 3, 2007	Twenty-Six Weeks Ended July 4, 2006
Revenue:
Restaurants	$359,281	$308,169	$702,362	$602,006
Bakery	25,500	24,357	50,440	46,703
Intercompany bakery sales	(11,614)	(9,953)	(23,052)	(19,417)
Total	$373,167	$322,573	$729,750	$629,292

Income from operations:
Restaurants	$53,238	$47,108	$95,359	$87,065
Bakery	3,696	3,805	7,803	6,843
Corporate	(21,539)	(18,088)	(42,324)	(35,387)
Total	$35,395	$32,825	$60,838	$58,521

Depreciation and amortization:
Restaurants	$13,797	$11,584	$27,500	$22,759
Bakery	723	495	1,399	972
Corporate	1,113	911	2,124	1,663
Total	$15,633	$12,990	$31,023	$25,394

Capital expenditures:
Restaurants	$70,693	$26,419	$96,861	$53,105
Bakery	1,888	1,967	3,529	5,108
Corporate	274	1,096	4,423	2,166
Total	$72,855	$29,482	$104,813	$60,379

	July 3, 2007	January 2, 2007
Total assets:
Restaurants	$792,966	$768,191
Bakery	57,160	54,695
Corporate	215,090	216,845
Total	$1,065,216	$1,039,731

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

As of July 26, 2007, we operated 126 upscale, high-volume, casual dining restaurants under The Cheesecake Factory® mark.  We also operated nine upscale, casual dining restaurants under the Grand Lux Cafe® mark; one self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark inside the DisneyQuest® family entertainment center in Orlando, Florida; and two bakery production facilities.  We also licensed two limited menu bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.

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

•                  Income from Operations Expressed as a Percentage of Revenues (“Operating Margins”).  Operating margins are subject to fluctuations in commodity costs, labor, other operating costs, such as restaurant-level occupancy expenses, and preopening expenses.  Our objective is to gradually increase our operating margin to 12% by continuing our focus on superior guest service and by capturing economies of scale and fixed cost leverage, as well as maximizing our purchasing power as we continue to grow our business.

Results of Operations

The following table sets forth, for the periods indicated, our consolidated statements of operations expressed as percentages of revenues.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

	Thirteen Weeks Ended July 3, 2007	Thirteen Weeks Ended July 4, 2006	Twenty-Six Weeks Ended July 3, 2007	Twenty-Six Weeks Ended July 4, 2006

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	24.7	24.9	24.9	25.0
Labor expenses	32.3	31.7	32.8	32.0
Other operating costs and expenses	22.9	23.0	23.3	23.3
General and administrative expenses	5.4	5.2	5.5	5.2
Depreciation and amortization expenses	4.2	4.0	4.3	4.0
Preopening costs	1.0	1.0	0.9	1.2
Total costs and expenses	90.5	89.8	91.7	90.7
Income from operations	9.5	10.2	8.3	9.3
Interest (expense)/income, net	(0.5)	0.3	(0.1)	0.4
Other income, net	0.1	0.0	0.1	0.3
Income before income taxes	9.1	10.5	8.3	10.0
Income tax provision	2.7	3.2	2.5	3.2
Net income	6.4%	7.3%	5.8%	6.8%

Thirteen Weeks Ended July 3, 2007 Compared to Thirteen Weeks Ended July 4, 2006

Revenues

Revenues increased 16% to $373.2 million for the thirteen weeks ended July 3, 2007 compared to $322.6 million for the thirteen weeks ended July 4, 2006.

Restaurant sales increased 17% to $359.3 million compared to $308.2 million for the same period of the prior year.  The resulting sales increase of $51.1 million consisted of a $3.1 million, or a 1.1% increase, in comparable restaurant sales and $48.0 million increase from restaurants not in the comparable sales base.  The majority of our restaurant sales increase results from the opening of 20 restaurants since the end of the comparable quarter of the prior year.

Comparable restaurant sales at The Cheesecake Factory restaurants increased approximately 0.8% compared to the prior year second quarter.  We implemented an approximate 1.5% effective menu price increase during our winter menu update in January and February 2007, and we did not take a menu price increase during the July and August 2006 menu update.  Since most of our established restaurants currently operate close to full capacity during the peak demand periods of lunch and dinner, we generally expect to achieve increases in comparable restaurant sales over the long-term in the range of our effective menu price increases.  The increase in comparable sales for the second quarter of fiscal 2007 was just slightly below our menu price increase of 1.5%.

Comparable sales at the Grand Lux Cafes increased approximately 5.7% compared to the prior year second quarter.  Grand Lux Cafe sales benefited in part from an approximate 2% effective menu price increase implemented in October 2006 and an approximate 1% menu price increase implemented in April 2007.  Since Grand Lux Cafe is a relatively newer concept and still building its customer base, we expect comparable sales growth to outpace menu price increases for the foreseeable future.

As a result of the openings of new restaurants during the past twelve months, total restaurant operating weeks increased 18.3% to 1,740 for the thirteen weeks ended July 3, 2007.  Average sales per restaurant operating week decreased 1.4% to $206,500 compared to the same period last year. This decrease in average weekly sales is due principally to three restaurants not yet in the comparable sales base that were opened in slightly smaller markets and that are experiencing weekly sales below the Company average.  Excluding these locations, average sales per operating week were approximately $208,200, or 0.6% lower than the prior year.

During fiscal 2007, our goal is to open as many as 21 restaurants, including as many as five Grand Lux Cafes.  We opened one Grand Lux Cafe during the first quarter of fiscal 2007 and two Cheesecake Factory restaurants during the second quarter of fiscal 2007.  Due to the nature of the sites we choose, our opening schedule is consistently weighted toward the second half of the year.  Although it is difficult for us to predict the timing of our new restaurant openings by quarter, due to the nature of our leased restaurant locations and our highly customized layouts, our current plan calls for six Cheesecake Factory restaurant openings and one Grand Lux Cafe opening in the third quarter, with the remaining openings in the fourth quarter. Based on this opening schedule, we plan to achieve approximately 20% square footage growth in fiscal 2007.  However, since many of these openings are late in the year, we will not realize their full benefit until fiscal 2008. We currently project our operating week growth in fiscal 2007 compared to fiscal 2006 to be approximately 18%.

We presently update and reprint the menus in our restaurants twice a year.  For Cheesecake Factory restaurants, these updates generally occur during January and February (the “winter menu change”) and during July and August (the “summer menu change”). For our 2007 winter menu change, we implemented an approximate 1.5% effective menu price increase for the purpose of offsetting those operating cost and expense increases that were known or expected as of January 2007. We are in the process of implementing a 1.5% effective menu price increase in our summer 2007 menu change.  All potential menu price increases must be carefully considered in light of their ultimate acceptability by our restaurant guests.  Additionally, other factors outside of our control, such as inclement weather, holidays, general economic and competitive conditions and other factors referenced in the Annual Report on Form 10-K for the year ended January 2, 2007 can impact comparable sales comparisons.  Accordingly, there can be no assurance that increases in comparable sales will be achieved.

Bakery sales to other foodservice operators, retailers and distributors (“bakery sales”) decreased 3.5% to $13.9 million for the thirteen weeks ended July 3, 2007 compared to $14.4 million for the comparable period of the prior year. This decrease is due partially to the timing of shipments to our large customers.  Sales to warehouse clubs comprised 60% of total bakery sales in the current quarter compared to 75% for the same period of the prior year.  We currently expect bakery sales to increase approximately 1% to 3% in fiscal 2007 compared to fiscal 2006.

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

Cost of Sales

Cost of sales increased 15% to $92.3 million for the thirteen weeks ended July 3, 2007, compared to $80.4 million for the comparable period last year.  This increase of $11.9 million was primarily attributable to the 16% increase in revenues.  As a percentage of revenues, these costs were 24.7% in the second quarter of fiscal 2007 compared to 24.9% in the same period of the prior year. This decrease as a percent of revenues was primarily attributable to favorable year-over-year pricing for poultry and seafood, and favorable bakery cost of sales due to the mix of products sold.  These benefits were partially offset by cost pressures in dairy commodities.

The menus at our restaurants are among the most diversified in the foodservice industry and, accordingly, are not overly dependent on a single commodity.  Changes in costs for one commodity are often, but not always, counterbalanced by cost changes in other commodity categories.  The principal commodity categories for our restaurants include fresh produce, poultry, meat, fish and seafood, cheese, other fresh dairy products, bread and general grocery items.

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

Labor Expenses

Labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, increased 18% to $120.7 million for the thirteen weeks ended July 3, 2007 compared to $102.2 million for the same period of the prior year.  This increase was principally due to the impact of new restaurant openings.  As a percentage of revenues, labor expenses increased to 32.3% versus 31.7% for the comparable period last year.  This increase as a percent of revenues was primarily due to increased minimum wages in several states in which we operate that went into effect in January 2007, as well as increased health insurance costs for our staff members.  Stock-based compensation included in labor expenses was $1.6 million, or 0.4% of revenues, and $1.5 million, or 0.5% of revenues, for the thirteen weeks ended July 3, 2007 and July 4, 2006, respectively.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses.  Other operating costs and expenses increased 15% to $85.2 million for the thirteen weeks ended July 3, 2007 compared to $74.1 million for the same period of the prior year.  This increase was principally attributable to the 16% increase in revenues.  As a percentage of revenues, other operating costs and expenses decreased to 22.9% for the thirteen weeks ended July 3, 2007 versus 23.0% for the same period of fiscal 2006.  This decrease as a percent of revenues was due primarily to an approximate $1.0 million insurance benefit recognized in the current quarter related to a settlement of disputed coverage under an employment practices claim.  Excluding this item, other operating costs and expenses as a percent of sales would have been 23.1%, or slightly higher than the prior year due to increased costs for janitorial services at many of our restaurants.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, the restaurant field supervision organization, the bakery administrative organization and the corporate support organization.  G&A expenses increased 20% to $20.2 million for the thirteen weeks ended July 3, 2007 compared to $16.8 million for the same period of fiscal 2006.  As a percentage of revenues, G&A expenses increased to 5.4% for the thirteen weeks ended July 3, 2007 versus 5.2% for the same period of fiscal 2006.  The increase as a percent of revenues is primarily due to the deleveraging of the bakery fixed costs over the lower bakery sales.  G&A expenses included $3.1 million, or 0.8% of revenues, and $2.5 million, or 0.8% of revenues, of stock-based compensation expense in the second quarter of fiscal 2007 and fiscal 2006, respectively.

During the remainder of fiscal 2007, we plan to continue to add resources to the corporate support, training and field supervision activities of our operations, commensurate with the planned openings of as many as 21 new restaurants.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased 20% to $15.6 million for the thirteen weeks ended July 3, 2007 compared to $13.0 million for the thirteen weeks ended July 4, 2006.  This increase was principally due to property and equipment associated with new restaurant openings.  As a percentage of revenues, depreciation and amortization increased to 4.2% for the thirteen weeks ended July 3, 2007 compared to 4.0% for the same period of fiscal 2006.

Preopening Costs

Preopening costs increased 12% to $3.7 million for the thirteen weeks ended July 3, 2007 compared to $3.3 million in the same period of the prior year.  We opened two Cheesecake Factory restaurants during each of the thirteen-week periods ended July 3, 2007 and July 4, 2006.  In addition, preopening costs were incurred in both periods for restaurant openings in progress.

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

Interest (Expense)/Income, Net, Other Income and Income Tax Provision

We recorded net interest expense of $1.7 million for the thirteen weeks ended July 3, 2007 compared to net interest income of $1.0 million for the comparable prior year period.  This change was primarily due to $2.3 million of interest expense related to borrowings initiated in the first quarter of fiscal 2007, as well as reduced interest income related to lower investment balances due to treasury stock purchases during the first quarter of fiscal 2007.  We generally invest our excess cash balances in U.S. Treasury and Agency securities, investment grade corporate debt securities rated “A” or better and money market mutual funds.  In addition, we recorded interest expense of approximately $0.7 million for the thirteen weeks ended July 3, 2007 versus $0.4 million for the comparable prior year period associated with landlord construction allowances deemed to be financing in accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction.”

Other income for the thirteen weeks ended July 3, 2007 was $0.3 million compared to $0.1 million for the comparable prior year period.

Our effective income tax rate was 30.3% for the thirteen weeks ended July 3, 2007 compared with 30.9% for the comparable prior year period.  We currently estimate our effective tax rate for the remainder of fiscal 2007 to be 30.0% to 31.0%. However, the actual effective tax rate may be different than our current estimate due to actual revenues, pretax income and tax credits achieved during the year.

Twenty-Six Weeks Ended July 3, 2007 Compared to Twenty-Six Weeks Ended July 4, 2006

Revenues

Revenues increased 16% to $729.8 million for the twenty-six weeks ended July 3, 2007 compared to $629.3 million for the twenty-six weeks ended July 4, 2006.

Restaurant sales increased 17% to $702.4 million compared to $602.0 million for the same period of the prior year.  The resulting sales increase of $100.4 million consisted of a $4.0 million, or a 0.8% increase, in comparable restaurant sales and a $96.4 million increase from restaurants not in the comparable sales base.  Restaurant sales in the first quarter of fiscal 2007 were negatively impacted by approximately $2.8 million due to severe weather in many parts of the country.  Excluding the weather-related impact, we estimate that comparable restaurant sales for the twenty-six weeks ended July 3, 2007 would have increased approximately 1.1%.

Comparable restaurant sales at The Cheesecake Factory restaurants increased approximately 0.4% compared to the first half of fiscal 2006.  Excluding the weather-related impact, we estimate comparable sales at The Cheesecake Factory restaurants would have increased approximately 0.8%.  We implemented an approximate 1.5% effective menu price increase during our winter menu update in January and February 2007 and we did not take a menu price increase during the July and August 2006 menu update.  Comparable sales at the Grand Lux Cafes increased approximately 6.3%, or an estimated 6.6% excluding the impact of the severe weather.  Grand Lux Cafe benefited in part from an approximate 2% effective menu price increase implemented in October 2006 and an approximate 1% menu price increase implemented in April 2007.

Bakery sales to other foodservice operators, retailers and distributors (“bakery sales”) were $27.4 million for the twenty-six weeks ended July 3, 2007 compared to $27.3 million for the comparable period of the prior year.  Sales to warehouse clubs comprised 65% of total bakery sales in the first half of fiscal 2007 compared to 72% for the same period of the prior year.

Cost of Sales

Cost of sales increased 16% to $181.8 million for the twenty-six weeks ended July 3, 2007, compared to $157.3 million for the comparable period last year.  This increase of $24.5 million was primarily attributable to the 16% increase in revenues.  As a percentage of revenues, these costs decreased slightly to 24.9% for the twenty-six weeks ended July 3, 2007 compared to 25.0% in the comparable prior year period.

Labor Expenses

Labor expenses increased 19% to $239.5 million for the twenty-six weeks ended July 3, 2007 compared to $201.7 million for the same period of the prior year.  This increase was principally due to the impact of new restaurant openings.  As a percentage of revenues, labor expenses increased to 32.8% versus 32.0% for the comparable period last year.  This increase as a percent of revenues was primarily due to increased minimum wages in several states in which we operate that went into effect in January 2007, as well as increased health insurance costs for our staff members.  Stock-based compensation included in labor expenses was $3.3 million, or 0.5% of revenues, and $3.1 million, or 0.5% of revenues, for the twenty-six weeks ended July 3, 2007 and July 4, 2006, respectively.

Other Operating Costs and Expenses

Other operating costs and expenses increased 16% to $170.0 million for the twenty-six weeks ended July 3, 2007 compared to $146.3 million for the same period of the prior year.  This increase was principally attributable to the 16% increase in revenues.  As a percentage of revenues, other operating costs and expenses were 23.3% for both the twenty-six weeks ended July 3, 2007 and the same period of fiscal 2006.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased 22% to $39.7 million for the twenty-six weeks ended July 3, 2007 compared to $32.5 million for the same period of fiscal 2006.  As a percentage of revenues, G&A expenses increased to 5.5% for the twenty-six weeks ended July 3, 2007 versus 5.2% for the same period of fiscal 2006.  This percentage increase was principally due to a $1.7 million expense, or 0.2% of revenues, in the first quarter of fiscal 2007 to reimburse staff members who were impacted by taxes assessed under Internal Revenue Service Section 409A on the exercise of certain stock options in 2006.  G&A expenses included $5.2 million, or 0.7% of revenues, and $5.3 million, or 0.8% of revenues, of stock-based compensation expense in the first half of fiscal 2007 and fiscal 2006, respectively.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased 22% to $31.0 million for the twenty-six weeks ended July 3, 2007 compared to $25.4 million for the twenty-six weeks ended July 4, 2006.  This increase was principally due to property and equipment associated with new restaurant openings and the second bakery production facility, which opened late in the first quarter of fiscal 2006.  As a percentage of revenues, depreciation and amortization increased to 4.3% for the twenty-six weeks ended July 3, 2007 compared to 4.0% for the same period of fiscal 2006.

Preopening Costs

Preopening costs decreased 9% to $6.8 million for the twenty-six weeks ended July 3, 2007 compared to $7.5 million in the same period of the prior year.  We incurred preopening costs to open two Cheesecake Factory restaurants and one Grand Lux Cafe during the twenty-six weeks ended July 3, 2007 compared to four Cheesecake Factory restaurants and a new bakery production facility during the twenty-six weeks ended July 4, 2006.  In addition, preopening costs were incurred in both periods for restaurant openings in progress.

Interest (Expense)/Income, Net, Other Income and Income Tax Provision

We recorded net interest expense of $1.1 million for the twenty-six weeks ended July 3, 2007 compared to net interest income of $2.5 million for the comparable prior year period primarily due to $2.8 million of interest expense related to borrowings initiated in the first quarter of fiscal 2007, as well as reduced interest income related to lower investment balances due to treasury stock purchases during the first quarter of fiscal 2007.  In addition, we recorded interest expense of approximately $1.3 million for the twenty-six weeks ended July 3, 2007 versus $0.8 million for the comparable prior year period associated with landlord construction allowances deemed to be financing in accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction.”

Other income for the twenty-six weeks ended July 3, 2007 was $0.5 million compared to $1.8 million for the comparable prior year period.  This decrease was principally due to the contribution of land and a building recorded in the first quarter of fiscal 2006 for our North Carolina bakery production facility by the local government, in exchange for commitments from us to create jobs and operate a manufacturing plant in the community.

Our effective income tax rate was 30.2% for the twenty-six weeks ended July 3, 2007 compared with 32.0% for the comparable prior year period.  We currently estimate our effective tax rate for the remainder of fiscal 2007 to be 30.0% to 31.0%. However, the actual effective tax rate may be different than our current estimate due to actual revenues, pretax income and tax credits achieved during the year.

Liquidity and Capital Resources

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in millions):

	July 3, 2007	January 2, 2007

Cash and marketable securities on hand	$90.9	$134.3
Net working capital	$(10.3)	$39.7
Adjusted net working capital (1)	$18.3	$72.9
Current ratio	0.9:1	1.2:1
Adjusted current ratio (1)	1.1:1	1.4:1
Long-term debt and deemed landlord financing liability, including current portion	$198.2	$40.4

(1)

Includes all marketable securities classified as either current assets ($60.6 million and $56.3 million at July 3, 2007 and January 2, 2007, respectively) or noncurrent assets ($28.6 million and $33.3 million at July 3, 2007 and January 2, 2007, respectively).

	Twenty-Six Weeks Ended July 3, 2007	Twenty-Six Weeks Ended July 4, 2006

Cash provided by operating activities	$85.3	$64.1
Capital expenditures	$104.8	$60.4

During the twenty-six weeks ended July 3, 2007, our cash and marketable securities on hand decreased by $43.4 million to $90.9 million from the January 2, 2007 balance.  This decrease was primarily attributable to the purchase of treasury stock and property and equipment, partially offset by borrowing on our credit facility, cash provided by operating activities, landlord construction contributions and proceeds from the exercise of employee stock options.  In the table above, we present adjusted net working capital and current ratio calculations that include all marketable securities classified as either current or noncurrent assets.  We believe these adjusted calculations provide investors with useful information regarding our overall liquidity position because all marketable securities are readily available to meet our liquidity requirements.  We continue to target a weighted average maturity for our marketable securities investment portfolio of between one and two years.  Accordingly, a substantial portion of our investments is classified as noncurrent assets, but remains available for our liquidity requirements.

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

The outstanding borrowings under this Facility were used to support the accelerated share repurchase we entered into on March 12, 2007.  See Notes 4 and 5 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.  Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of July 3, 2007, we had net availability for borrowings of $31.7 million, based on outstanding debt of $150.0 million and $18.3 million in standby letters of credit.  The Facility provides that we will maintain certain financial covenants, which include a debt to EBITDA ratio below a specified threshold, as well as a minimum EBITDAR (EBITDA plus rental expense) to interest and rental expense ratio.  At July 3, 2007, we were in compliance with these covenants.

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

During the first quarter of fiscal 2007, our Board of Directors increased the share repurchase authorization of our common shares to 16.0 million from 6.0 million.  Under these authorizations, we have cumulatively repurchased a total of 10.4 million shares for a total cost of $260.8 million through July 3, 2007.  Our share repurchase agreement does not require us to repurchase any common stock and may be discontinued at any time.

On March 12, 2007, we entered into an agreement with a third party to repurchase $200 million of our common shares under an accelerated share repurchase (“ASR”) program.  The ASR agreement includes a pricing collar, which establishes the minimum and maximum number of shares that can be repurchased.  The minimum number of shares is set at 6.7 million, of which 4.7 million shares and 2.0 million shares were received on March 15, 2007 and April 13, 2007, respectively.  The maximum number of shares that possibly can be received under the agreement is 8.0 million and will be determined based on the weighted average market price of our common stock from April 10, 2007 through the completion of the contract.  We will receive additional shares, if any, no later than October 10, 2007.

Contractual Obligations

Except for long-term debt, there have been no material changes to the contractual obligations previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2007.

	Payment Due by Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	More than 5 Years
Long-term debt (1)	$150, 000	$—	$—	$150,000	$—

(1)	Represents five-year revolving credit facility entered on April 3, 2007. See Note 4 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for more information.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for us beginning in fiscal 2007.  FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The impact of our reassessment of our tax positions in accordance with FIN 48 did not have a material impact on our results of operations, financial condition or liquidity.  Our estimates may change in the future due to new developments.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We have not yet determined if we will elect to apply any of the provisions of SFAS 159 or what the impact of adoption of this Statement would have, if any, on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion of market risks contains forward-looking statements.  Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

We are exposed to market risk from interest rate changes on funded debt.  This exposure relates to the portion of the interest rate on our $200 million revolving credit facility (“Facility”) that is indexed to three-month LIBOR.  On April 3, 2007, we entered into a five-year, zero-cost interest rate collar to hedge $100 million of the Facility.  The interest rate collar consists of a combination of a purchased cap option with a three-month LIBOR cap rate of 5.35% and a sold floor option with a three-month LIBOR floor rate of 4.69%.  At July 3, 2007, we had $150.0 million in debt outstanding under the Facility.  A hypothetical 1% interest rate increase would have a $0.5 million impact on our results of operations.

A change in market prices also exposes us to market risk related to our investments in marketable securities. As of July 3, 2007 and January 2, 2007, we held $89.2 million and $89.5 million in marketable securities, respectively.  A hypothetical 10% decline in the market value of those securities would result in $8.9 million and $9.0 million unrealized losses and a corresponding decline in their fair values at July 3, 2007 and January 2, 2007, respectively.  This hypothetical decline would not affect our cash flows until the securities were disposed of.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 3, 2007.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended July 3, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Following our announcement on July 18, 2006 of the Audit Committee of our Board of Directors’ review of our historical stock option granting practices, a number of purported Company shareholders brought eight separate putative shareholder derivative actions (the “Option Derivative Actions”) against us, all the then-serving members of our Board of Directors (current directors David Klock and Agnieszka Winkler have not been named), and certain of our current and former officers alleging that the defendants improperly dated certain historical stock option grants.  The plaintiffs in these cases, filed in Los Angeles County Superior Court and styled as Siebles v. Deitchle et. al. (Case No. BC355872) (subsequently re-filed in federal court), McGee v. Overton et al. (Case No. BC355953); Rigotti v. Overton, et al. (Case No. BC356850), Cullen v. Overton, et al. (Case No. BC356851), Sachs v. Overton et al. (Case No. BC357065), and filed in United States District Court for the Central District and styled as Siebles v. Deitchle et.al. (Case No. CV06 6234), Kuhns v. Deitchle et al. (Case No. SACV06917) and Freed v. Overton et al. (Case No. CV 06 06486), contend, among other things, that the defendants’ conduct violated the California and/or federal securities laws, breached defendants’ fiduciary duties, wasted corporate assets, unjustly enriched the defendants, and caused errors in our financial statements.  The plaintiffs seek, among other things, unspecified damages and disgorgement of profits from the alleged conduct, to be paid to the Company.  The plaintiffs also seek attorneys’ fees for themselves.  On January 4, 2007, our Board of Directors established a Special Litigation Committee to facilitate timely and orderly consideration of the matters raised by and relating to the Option Derivative Actions and to determine how we should respond to the allegations made in the Option Derivative Actions, including whether it is in the best interests of our stockholders to continue pursuing the claims asserted in the Option Derivative Actions. The Special Litigation Committee’s review is ongoing.  The federal Option Derivative Actions were consolidated in the Central District of California, under the caption, In re The Cheesecake Factory Derivative Litigation, No. CV-06-06234-ABC(MANx).  On March 9, 2007, we filed a motion to stay the federal litigation until our Special Litigation Committee completes its review and reports to the Board of Directors, and the other defendants filed a motion to dismiss certain claims.   On July 6, 2007 the federal court ordered that the time period for our response and the response of the other defendants’ in the federal action was not due earlier than September 10, 2007. The state Option Derivative Actions were consolidated in the Los Angeles County Superior Court, under the caption, In re The Cheesecake Factory Derivative Litigation, Lead Case No. BC355953, and a consolidated complaint was filed in the state Option Derivative Actions on or about June 25, 2007. On July 13, 2007 the state court ordered that the time period for our response and the response of the other defendants’ in the state action was not due earlier than September 10, 2007.  A status conference in those proceedings was continued by court order until September 14, 2007.

Based on the current status of these matters, no amounts have been reserved on our consolidated balance sheets.  We are subject to various other administrative and legal proceedings that are discussed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2007.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information regarding our purchase during the thirteen weeks ended July 3, 2007 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 4 — May 8, 2007	2,022,461	$26.25	2,022,461	5,637,999
May 9 — June 5, 2007	—	—	—	5,637,999
June 6 — July 3, 2007	—	—	—	5,637,999
Total	2,022,461		2,022,461

On March 7, 2007, we announced that our Board of Directors increased the share repurchase authorization of our common shares to 16.0 million from 6.0 million.  Under these authorizations, we have cumulatively repurchased a total of 10.4 million shares for a total cost of $260.8 million through July 3, 2007.  The 2.0 million shares reflected in the above table were purchased in conjunction with an accelerated share repurchase (“ASR”) agreement.  See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.  Our share repurchase agreement does not require us to repurchase any common stock and may be discontinued at any time.

Item 4.  Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 22, 2007 in Thousand Oaks, California.  A total of 71,303,878 of the Company’s shares were present or represented by proxy at the Annual Meeting, representing 92% of our shares outstanding as of the March 30, 2007 record date.  The matters submitted for a vote and the related election results are as follows:

Election of two nominees to serve as directors of the Company for a three-year term and until respective successors shall be elected and qualified.  The result of the vote taken was as follows:

Name	For	Withheld
Thomas L. Gregory	40,313,038	30,990,840
David R. Klock	70,327,713	976,165

The terms of office of Messrs. Kransdorf, Overton and White, and Ms. Winkler, continue after the meeting.

Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 2, 2008.  The result of the vote taken was as follows:

For	Against	Abstain	Broker Non-Votes
44,011,077	27,244,076	48,725	—

Item 6.  Exhibits

Exhibit 2.1	Form of Reorganization Agreement (1)

Exhibit 3.1	Certificate of Incorporation (2)

Exhibit 3.2	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock, $.01 Par Value (2)

Exhibit 3.3	Certificate of Amendment of Certificate of Incorporation (2)

Exhibit 3.4	Form of Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (3)

Exhibit 3.5	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (4)

Exhibit 3.6	Bylaws (5)

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed and incorporated by reference herein from the Registrant’s Registration Statement on Form S-1 (No. 33-47936).

(2)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended June 28, 2005.

(3)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-A dated August 19, 1998.

(4)	Previously filed and incorporated by reference herein from the Registrant’s post-effective Amendment No. 1 to its Registration Statement on Form 8-A.

(5)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended April 3, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 26, 2007	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MICHAEL J. DIXON
Michael J. Dixon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
2.1	Form of Reorganization Agreement (1)

3.1	Certificate of Incorporation (2)

3.2	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock, $.01 Par Value (2)

3.3	Certificate of Amendment of Certificate of Incorporation (2)

3.4	Form of Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (3)

3.5	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (4)

3.6	Bylaws (5)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed and incorporated by reference herein from the Registrant’s Registration Statement on Form S-1 (No. 33-47936).

(2)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended June 28, 2005.

(3)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-A dated August 19, 1998.

(4)	Previously filed and incorporated by reference herein from the Registrant’s post-effective Amendment No. 1 to its Registration Statement on Form 8-A.

(5)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended April 3, 2007.