Form 10-Q
period 2007-10-02
CHEESECAKE FACTORY INC
filed 2007-10-26
CIK 887596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2007

or

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

Yes ☐  No ☒

As of October 22, 2007, 71,304,281 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	October 2, 2007	January 2, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,417	$44,790
Investments and marketable securities	15,724	56,268
Accounts receivable	8,461	11,639
Income tax receivable	—	4,943
Other receivables	47,082	42,801
Inventories	28,099	20,775
Prepaid expenses	22,618	21,261
Deferred income taxes	13,428	—
Total current assets	157,829	202,477
Property and equipment, net	813,440	732,204
Other assets:
Marketable securities	22,062	33,256
Trademarks	3,388	3,120
Prepaid rent	56,164	43,870
Other	32,930	24,804
Total other assets	114,544	105,050
Total assets	$1,085,813	$1,039,731
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,935	$45,570
Income taxes payable	15,509	—
Other accrued expenses	112,039	117,127
Deferred income taxes	—	99
Total current liabilities	161,483	162,796
Deferred income taxes	64,507	68,174
Deferred rent	47,848	43,062
Deemed landlord financing liability	46,566	39,381
Long-term debt	150,000	—
Other noncurrent liabilities	20,891	14,776
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized; 82,615,797 and 81,886,228 issued at October 2, 2007 and January 2, 2007, respectively	826	819
Additional paid-in capital	348,188	319,943
Retained earnings	531,092	471,798
Accumulated other comprehensive loss	(867)	(553)
Treasury stock, 11,316,707 and 3,627,217 shares at cost at October 2, 2007 and January 2, 2007, respectively	(284,721)	(80,465)
Total stockholders’ equity	594,518	711,542
Total liabilities and stockholders’ equity	$1,085,813	$1,039,731

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended October 2, 2007	Thirteen Weeks Ended October 3, 2006	Thirty-Nine Weeks Ended October 2, 2007	Thirty-Nine Weeks Ended October 3, 2006

Revenues	$375,536	$325,337	$1,105,286	$954,629

Costs and expenses:
Cost of sales	92,849	81,420	274,692	238,742
Labor expenses	120,798	104,931	360,334	306,594
Other operating costs and expenses	89,551	77,072	259,544	223,411
General and administrative expenses	19,993	18,418	59,702	50,924
Depreciation and amortization expenses	15,844	13,465	46,867	38,859
Preopening costs	8,668	5,369	15,476	12,916
Total costs and expenses	347,703	300,675	1,016,615	871,446
Income from operations	27,833	24,662	88,671	83,183
Interest (expense)/income, net	(1,837)	1,044	(2,912)	3,545
Other income, net	277	168	816	1,969
Income before income taxes	26,273	25,874	86,575	88,697
Income tax provision	7,749	7,747	25,937	27,851
Net income	$18,524	$18,127	$60,638	$60,846

Net income per share:
Basic	$0.26	$0.23	$0.83	$0.78
Diluted	$0.26	$0.23	$0.81	$0.76

Weighted average shares outstanding:
Basic	71,395	77,757	73,401	78,299
Diluted	72,336	78,695	74,483	79,576

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total

Balance, January 2, 2007	81,886	$819	$319,943	$471,798	$(553)	$(80,465)	$711,542
Cumulative effect of adoption of FIN 48	—	—	—	(1,344)	—	—	(1,344)
Balance, January 2, 2007, as adjusted	81,886	819	319,943	470,454	(553)	(80,465)	710,198

Comprehensive income:
Net income	—	—	—	60,638	—	—	60,638
Net unrealized gain on available-for-sale securities	—	—	—	—	423	—	423
Net unrealized loss on derivative financial instruments	—	—	—	—	(737)	—	(737)
Total comprehensive income							60,324
Issuance of common stock from stock options exercised	532	5	7,542	—	—	—	7,547
Tax benefit related to stock options exercised	—	—	1,891	—	—	—	1,891
Stock-based compensation	—	—	14,556	—	—	—	14,556
Issuance of restricted stock, net of forfeitures	198	2	—				2
Purchase of treasury stock	—	—	4,256	—	—	(204,256)	(200,000)
Balance, October 2, 2007	82,616	$826	$348,188	$531,092	$(867)	$(284,721)	$594,518

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended October 2, 2007	Thirty-Nine Weeks Ended October 3, 2006

Cash flows from operating activities:
Net income	$60,638	$60,846
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	46,867	38,859
Contribution of land and building	—	(1,500)
Deferred income taxes	(17,036)	(5,070)
Stock-based compensation	13,328	13,107
Tax benefit related to stock options exercised	1,891	3,165
Excess tax benefit related to stock options exercised	(1,121)	(1,744)
Other	29	65
Changes in assets and liabilities:
Accounts receivable	3,178	1,858
Other receivables	(4,282)	(6,805)
Inventories	(7,324)	(7,193)
Prepaid expenses	(1,357)	(734)
Other assets	(20,586)	(9,417)
Accounts payable	(11,635)	8,848
Income taxes payable	20,031	5,132
Other accrued expenses	3,771	(4,032)
Cash provided by operating activities	86,392	95,385
Cash flows from investing activities:
Additions to property and equipment	(143,827)	(125,960)
Investments in available-for-sale securities	(47,865)	(50,336)
Sales of available-for-sale securities	100,209	91,708
Cash used in investing activities	(91,483)	(84,588)
Cash flows from financing activities:
Deemed landlord financing proceeds	24,784	18,847
Deemed landlord financing payments	(734)	(516)
Proceeds from exercise of employee stock options	7,547	7,641
Excess tax benefit related to stock options exercised	1,121	1,744
Borrowings on credit facility	150,000	—
Purchase of treasury stock	(200,000)	(49,994)
Cash used in financing activities	(17,282)	(22,278)
Net change in cash and cash equivalents	(22,373)	(11,481)
Cash and cash equivalents at beginning of period	44,790	31,052
Cash and cash equivalents at end of period	$22,417	$19,571

Supplemental disclosures:
Interest paid	$7,093	$1,333
Income taxes paid	$21,131	$24,596

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

Derivative Financial Instruments

On April 3, 2007, we entered into a five-year, zero-cost interest rate collar to hedge interest rate variability on $100 million of our revolving credit facility.  On October 3, 2007, we entered into another zero-cost interest rate collar to hedge interest rate variability on the remaining $50 million outstanding on our revolving credit facility.  See Notes 4 and 10 for further discussion of these transactions.  In both cases, we formally documented the relationship between the hedging instrument and the hedged item, as well as our risk management objective and strategy for undertaking hedge transactions.  These interest rate collars qualify for hedge accounting as cash flow hedges.  Accordingly, we recognize these derivatives at fair value as either assets or liabilities on the consolidated balance sheets.  All changes in fair value will be recorded in accumulated other comprehensive income until the underlying transaction is recognized in earnings.  We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes.

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

2. Investments and Marketable Securities

Investments and marketable securities, consisted of the following (in thousands):

Classification	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Maturity

At October 2, 2007:
Current assets:
Available-for-sale securities:
Corporate debt securities	$7,067	$—	$(17)	$7,050	October 2007 to August 2008
U.S. government agency obligations	8,719	—	(45)	8,674	October 2007 to September 2008
Total	$15,786	$—	$(62)	$15,724

Other assets:
Available-for-sale securities:
Corporate debt securities	$9,596	$—	$(91)	$9,505	January 2009 to January 2011
U.S. government agency obligations	12,590	14	(47)	12,557	June 2009 to September 2010
Total	$22,186	$14	$(138)	$22,062

At January 2, 2007:
Current assets:
Available-for-sale securities:
Corporate debt securities	$13,561	$—	$(38)	$13,523	January 2007 to November 2007
U.S. government agency obligations	42,911	—	(166)	42,745	January 2007 to December 2007
Total	$56,472	$—	$(204)	$56,268

Other assets:
Available-for-sale securities:
Corporate debt securities	$11,136	$—	$(169)	$10,967	April 2008 to January 2011
U.S. government agency obligations	22,685	—	(396)	22,289	February 2008 to September 2010
Total	$33,821	$—	$(565)	$33,256

3.  Inventories

Inventories consisted of (in thousands):

	October 2, 2007	January 2, 2007

Restaurant food and supplies	$10,917	$10,562
Bakery finished goods	14,393	6,947
Bakery raw materials and supplies	2,789	3,266
Total	$28,099	$20,775

4.        Long-Term Debt

Long-term debt consisted of  (in thousands):

	October 2, 2007	January 2, 2007

Credit facility	$150,000	$—

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

Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of October 2, 2007, we had net availability for borrowings of $34.5 million, based on outstanding debt of $150.0 million and $15.5 million in standby letters of credit.  The Facility provides that we will maintain certain financial covenants, which include a debt to EBITDA ratio below a specified threshold, as well as a minimum EBITDAR (EBITDA plus rental expense) to interest and rental expense ratio.  At October 2, 2007, we were in compliance with these covenants. Since we have both the contractual ability and the intention to maintain the outstanding balance on our Facility, the debt is classified as long-term on our consolidated balance sheets.

5.  Stockholders’ Equity

During the first quarter of fiscal 2007, our Board of Directors increased the share repurchase authorization of our common shares to 16.0 million from 6.0 million.  Under these authorizations, we have cumulatively repurchased a total of 11.3 million shares for a total cost of $284.7 million through October 2, 2007.  Our share repurchase agreement does not require us to repurchase any common stock and may be discontinued at any time.

In March 2007, we entered into an agreement with a third party to repurchase $200 million of our common shares under an accelerated share repurchase (“ASR”) program.  Under this program, we received 4.7 million shares and 2.0 million shares in March 2007 and April 2007, respectively.  The ASR was concluded in September 2007 with the receipt of an additional 1.0 million shares, for a total of 7.7 million shares.

6.  Stock-Based Compensation

The following table presents information related to stock-based compensation (in thousands):

	Thirteen Weeks Ended October 2, 2007	Thirteen Weeks Ended October 3, 2006	Thirty-Nine Weeks Ended October 2, 2007	Thirty-Nine Weeks Ended October 3, 2006

Stock-based compensation expense	$4,651	$4,309	$13,328	$13,107

Income tax benefit	1,372	1,301	3,989	4,116

Capitalized stock-based compensation (1)	429	303	1,230	976

(1) Capitalized stock-based compensation is included in property and equipment, net, and other assets on the consolidated balance sheets.

Stock Options

The weighted average fair value at the grant date for options issued during the third quarter of fiscal 2007 and 2006 was $8.69 and $8.75 per option, respectively.  The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the third quarter of fiscal 2007 and 2006, respectively: (a) no dividend yield on our stock, (b) expected stock price volatility of 29.9% and 32.2%, (c) a risk-free interest rate of 4.5% and 4.9%, and (d) an expected option term of 5 and 4.75 years.

Stock option activity during the thirty-nine weeks ended October 2, 2007 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at January 2, 2007	8,442	$25.55
Granted	1,831	$26.13
Exercised	(532)	$14.18
Cancelled	(624)	$29.84
Outstanding at October 2, 2007	9,117	$26.04	6.9	$15,233

Vested and expected to vest at October 2, 2007	8,050	$25.71	6.7	$15,039

Exercisable at October 2, 2007	3,174	$22.25	4.9	$13,327

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on October 2, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on October 2, 2007.  This amount changes based on the fair market value of our stock.  Total intrinsic value of options exercised for the thirteen and thirty-nine weeks ended October 2, 2007 was $0.9 million and $7.0 million, respectively.  Total intrinsic value of options exercised for the thirteen and thirty-nine weeks ended October 3, 2006 was $0.3 million and $8.5 million, respectively.  As of October 2, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was $37.9 million, which we expect to recognize over a weighted average period of approximately 2.8 years.

Restricted Shares

Restricted share activity during the thirty-nine weeks ended October 2, 2007 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding at January 2, 2007	340	$26.03
Granted	244	25.25
Vested	—	—
Forfeited	(47)	26.11
Outstanding at October 2, 2007	537	$25.71

Fair value of our restricted shares is based on our closing stock price on the date of grant.  As of October 2, 2007, total unrecognized stock-based compensation expense related to nonvested restricted shares was $9.4 million, which is expected to be recognized over a weighted average period of approximately 2.7 years.

7.  Income Taxes

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109” (“FIN 48”), on January 3, 2007.  As a result of the implementation of FIN 48, we recognized a $1.3 million increase to the liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings.  As of the date of adoption, including the increase in the liability noted above, we had approximately $13.9 million of unrecognized tax benefits.  Included in the balance at January 3, 2007, are $1.3 million of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate.  As of October 2, 2007, we have $17.2 million of unrecognized tax benefits.

We recognize interest related to uncertain tax positions in income tax expense.  Penalties related to uncertain tax positions are part of general and administrative expenses.  During the thirteen and thirty-nine weeks ended October 2, 2007, we recognized approximately $0.3 million and $0.7 million, respectively, of accrued interest associated with uncertain tax positions.  As of October 2, 2007, we have approximately $2.1 million of accrued interest related to uncertain tax positions, which is included in the $17.2 million noted above.

We anticipate that our total unrecognized tax benefits will significantly change in the next 12 months upon Internal Revenue Service approval of a pending application for change in accounting method for construction allowances. We estimate the benefit of this change to be approximately $16.1 million, of which $14.1 million will be reflected as offsetting decreases in deferred tax assets and income tax payable, and the remaining $2.0 million will be reflected in the consolidated statements of operations as a decrease in the effective tax rate. The earliest tax year still open to examination by a significant taxing jurisdiction is 2003.

8.  Net Income Per Share

In accordance with the provisions of SFAS No. 128, “Earnings Per Share,” basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  At October 2, 2007, 0.5 million shares of restricted stock issued to employees were unvested, and were therefore excluded from the calculation of basic earnings per share for the thirteen and thirty-nine weeks ended October 2, 2007.  Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted shares, calculated using the treasury stock method.  Assumed proceeds from the in-the-money options, include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by SFAS No. 123R.

	Thirteen Weeks Ended October 2, 2007	Thirteen Weeks Ended October 3, 2006	Thirty-Nine Weeks Ended October 2, 2007	Thirty-Nine Weeks Ended October 3, 2006
	(In thousands, except per share data )

Net income	$18,524	$18,127	$60,638	60,846

Basic weighted average shares outstanding	71,395	77,757	73,401	78,299
Dilutive effect of stock options and restricted shares	941	938	1,082	1,277

Diluted weighted average shares outstanding	72,336	78,695	74,483	79,576

Basic net income per share	$0.26	$0.23	$0.83	$0.78

Diluted net income per share	$0.26	$0.23	$0.81	$0.76

Shares of common stock equivalents of 6.1 million and 5.8 million for the thirteen and thirty-nine weeks ended October 2, 2007, respectively, and 4.6 million and 4.1 million for the thirteen and thirty-nine weeks ended October 3, 2006, respectively, were not included in the diluted calculation due to their anti-dilutive effect.

9.  Comprehensive Income

Comprehensive income consisted of (in thousands):

	Thirteen Weeks Ended October 2, 2007	Thirteen Weeks Ended October 3, 2006	Thirty-Nine Weeks Ended October 2, 2007	Thirty-Nine Weeks Ended October 3, 2006

Net income	$18,524	$18,127	$60,638	$60,846
Net unrealized gain on available-for-sale securities	333	684	423	482
Unrealized loss on derivative financial instruments	(1,369)	—	(737)	—

Total	$17,488	$18,811	$60,324	$61,328

10.  Derivative Financial Instruments

On April 3, 2007, we entered into a five-year, zero-cost interest rate collar to hedge interest rate variability on $100 million of our revolving credit facility.  See Note 4 for further discussion of our credit facility.  The interest rate collar consists of a combination of a purchased cap option with a three-month LIBOR cap rate of 5.35% and a sold floor option with a three-month LIBOR floor rate of 4.69%.  On October 3, 2007, immediately following the end of our fiscal third quarter, we entered into another zero-cost interest rate collar to hedge interest rate variability on the remaining $50 million outstanding on our revolving credit facility.  This interest rate collar consists of a combination of a purchased cap option with a three-month LIBOR cap rate of 5.35% and a sold floor option with a three-month LIBOR floor rate of 4.49%.

These derivatives qualify for hedge accounting as cash flow hedges and, accordingly, are recognized at fair value as either assets or liabilities on the consolidated balance sheets.  All changes in fair value are recorded in accumulated other comprehensive income and subsequently reclassified into earnings when the related interest expense on the underlying borrowing is recognized.

At October 2, 2007, the fair value of the initial interest rate collar was a liability of $1.1 million compared to an asset of $0.9 million at July 3, 2007.  We expect to reclassify approximately $0.1 million of this balance against earnings during the next 12 months as the related hedged interest expense is recognized.

Changes in the fair value of both interest rate collars are expected to be perfectly effective in offsetting the variability in interest payments attributable to fluctuations in three-month LIBOR rates above the cap rates and below the floor rates specified in the respective agreements.  If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in the interest rate collar or the underlying credit facility, the fair value of the portion of the derivative determined to be ineffective will be recognized as a gain or loss in the consolidated statements of operations.  It is not expected that any gain or loss will be reported in the consolidated statements of operations during fiscal year 2007.

11. Commitments and Contingencies

On August 29, 2006, five present and former hourly restaurant employees in the States of Tennessee, Texas and Arizona filed a lawsuit in the U.S. District Court for the Middle District of Tennessee against us alleging violations of the Fair Labor Standards Act with respect to alleged minimum wage violations, improper payroll deductions and requiring work “off the clock,” among others claims (Smith v. The Cheesecake Factory Restaurants, Inc. et al; Case No. 3 06 0829).  The lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. The plaintiffs also seek attorneys’ fees for themselves. The parties engaged in voluntary mediation but did not reach a resolution.  Discovery is currently continuing in this matter.  We intend to vigorously defend against this claim.

On January 9, 2007, two former hourly restaurant employees in the State of California filed a lawsuit in the Los Angeles County Superior Court against us alleging violations of California’s wage and hour laws with respect to alleged failure to pay proper wages, improper payroll deductions, and violations of the California meal and break period laws, among others claims (Guardado v. The Cheesecake Factory Restaurants, Inc. et al; Case No. BC360426).  The lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. The plaintiffs also seek attorneys’ fees for themselves.  Discovery is currently continuing in this matter.  We intend to vigorously defend against this claim.

On November 17, 2006, three former employees filed charges of discrimination with the U.S. Equal Employment Opportunity Commission in Phoenix, Arizona against us alleging discrimination and a hostile work environment (Fitzpatrick v. The Cheesecake Factory Restaurants, Inc. et al; EEOC Case No. 540-2007-00592.)  On September 13, 2007, The EEOC issued a cause determination and invited the parties to participate in the conciliation process.  We accepted the EEOC’s offer to conciliate.  We intend to vigorously defend against this claim if conciliation fails to result in a resolution of this matter.

Following our July 18, 2006 announcement of our Audit Committee’s review of our historical stock option granting practices, a number of purported Company shareholders brought separate putative shareholder derivative actions (the “Option Derivative Actions”) against us, all the then-serving members of our Board of Directors (current directors David Klock and Agnieszka Winkler have not been named), and certain of our current and former officers alleging that the defendants improperly dated certain stock option grants.  The plaintiffs in these cases, filed in Los Angeles County Superior Court and styled as Siebles v. Deitchle et. al. (Case No. BC355872) (subsequently re-filed in federal court), McGee v. Overton et al. (Case No. BC355953); Rigotti v. Overton, et al. (Case No. BC356850), Cullen v. Overton, et al. (Case No. BC356851), Sachs v. Overton et al. (Case No. BC357065), and filed in United States District Court for the Central District and styled as Siebles v. Deitchle et.al. (Case No. CV06 6234), Kuhns v. Deitchle et al. (Case No. SACV06917) and Freed v. Overton et al. (Case No. CV 06 06486), contend, among other things, that the defendants’ conduct violated the California and/or federal securities laws, and breached defendants’ fiduciary duties.  The plaintiffs seek, among other things, unspecified damages, disgorgement of profits from the alleged conduct, and attorneys’ fees for themselves.  On January 4, 2007, our Board of Directors established a Special Litigation Committee (SLC) to facilitate timely and orderly consideration of the matters raised by and relating to the Option Derivative Actions and to determine how we should respond to the allegations made in the Option Derivative Actions, including whether it is in the best interests of our stockholders to continue pursuing the claims asserted in the Option Derivative Actions. The SLC also was provided authority to consider and review the terms of any possible or proposed settlement or other resolution of the Option Derivative Actions and to evaluate and make determinations as to whether any proposed settlement is in the best interests of the Company and its shareholders, and to accept any proposed settlement as to which such determination is made.  The federal Option Derivative Actions were consolidated in the Central District of California, under the caption, In re The Cheesecake Factory Derivative Litigation, No. CV-06-06234-ABC(MANx).  The state Option Derivative Actions were consolidated in the Los Angeles County Superior Court, under the caption, In re The Cheesecake Factory Derivative Litigation, Lead Case No. BC355953, and a consolidated complaint was filed in the state Option Derivative Actions on or about June 25, 2007.

The SLC has informed us that it has entered into a Settlement Proposal (Proposal) with plaintiff’s counsel in the federal Option Derivative Actions.  The Proposal provides that the Company will maintain or effect certain corporate governance changes relating to the board composition; board committee charters; the position of lead independent director; change of control payments to non-employee directors; director education; director attendance at shareholder meetings; compensation practices; insider trading controls; stock option plans; and compliance and internal audit officers.  The Proposal also provides that the Company will use its reasonable best efforts to obtain repayment for previously exercised misdated options from the Company’s former Chief

Financial Officer in the amount of $516,000 and that Company obtain options or cash from the Company’s Chairman of the Board having a value of $394,000 and from the defendant members of the compensation committee having a value of $10,000.   The Proposal provides for a fee and expense award to plaintiff’s counsel in the amount of $2.1 million.  The Proposal provides that any settlement is subject to confirmatory discovery, the execution of appropriate stipulations and other settlement documentation as well as the approval by the courts and our board of directors.  The Proposal provides for a stay of proceedings in the federal court action.  While our board of directors is considering the Proposal, it is not certain that the Proposal will be approved by our board of directors. Further, the terms of settlement under the Proposal are subject to approval by the courts. Stipulations have been filed with the state and federal courts   requesting extension of the time period to respond in each action, respectively.

Based on the current status of these matters, no amounts have been reserved on our consolidated balance sheets.  We are subject to various other administrative and legal proceedings that are discussed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2007.

12.  Segment Information

We operate in two business segments.  The restaurant segment consists of The Cheesecake Factory, including our express and bakery cafe locations, and Grand Lux Cafe, which have similar investment criteria and economic and operating characteristics.  The bakery segment produces baked desserts and other products for our restaurants and for other foodservice operators, retailers and distributors.  Bakery sales to our restaurants are recorded at prices similar to third-party national accounts.  Unallocated corporate expenses, which include all stock-based compensation, assets and capital expenditures, are presented below as reconciling items to the amounts presented in the consolidated financial statements.

Segment information is presented below (in thousands):

	Thirteen Weeks Ended October 2, 2007	Thirteen Weeks Ended October 3, 2006	Thirty-Nine Weeks Ended October 2, 2007	Thirty-Nine Weeks Ended October 3, 2006
Revenue:
Restaurants	$362,435	$311,627	$1,064,797	$913,633
Bakery	26,096	24,495	76,536	71,198
Intercompany bakery sales	(12,995)	(10,785)	(36,047)	(30,202)
Total	$375,536	$325,337	$1,105,286	$954,629

Income from operations:
Restaurants	$45,105	$40,731	$140,464	$127,796
Bakery	3,897	3,936	11,700	10,779
Corporate	(21,169)	(20,005)	(63,493)	(55,392)
Total	$27,833	$24,662	$88,671	$83,183

Depreciation and amortization:
Restaurants	$13,976	$11,922	$41,476	$34,681
Bakery	740	686	2,139	1,658
Corporate	1,128	857	3,252	2,520
Total	$15,844	$13,465	$46,867	$38,859

Capital expenditures:
Restaurants	$37,555	$65,064	$134,416	$118,169
Bakery	432	607	3,961	5,715
Corporate	1,027	583	5,450	2,076
Total	$39,014	$66,254	$143,827	$125,960

	October 2, 2007	January 2, 2007
Total assets:
Restaurants	$857,253	$768,191
Bakery	60,793	54,695
Corporate	167,767	216,845
Total	$1,085,813	$1,039,731

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

As of October 26, 2007, we operated 134 upscale, high-volume, casual dining restaurants under The Cheesecake Factory® mark.  We also operated ten upscale, casual dining restaurants under the Grand Lux Cafe® mark; one self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark inside the DisneyQuest® family entertainment center in Orlando, Florida; and two bakery production facilities.  We also licensed two limited menu bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.

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

The Cheesecake Factory is an upscale, casual dining concept that offers approximately 200 menu items including appetizers, pizza, seafood, steaks, chicken, burgers, pasta, specialty items, salads, sandwiches, omelettes and desserts, including approximately 40 varieties of cheesecake and other baked desserts.  Grand Lux Cafe is also an upscale, casual dining concept offering approximately 150 menu items.  In contrast to many chain restaurant operations, substantially all of our menu items (except desserts manufactured at our bakery production facilities) are prepared on the restaurant premises using high quality, fresh ingredients based on innovative and proprietary recipes.  We believe our restaurants are recognized by consumers for offering exceptional value with generous food portions at moderate prices.  Our restaurants’ distinctive, contemporary design and decor create a high-energy ambiance in a casual setting.  Our restaurants currently range in size from 5,400 to 21,000 interior square feet, provide full liquor service and are generally open seven days a week for lunch and dinner, as well as Sunday brunch.

Overview

In addition to being highly competitive, the restaurant industry is often affected by changes in consumer tastes, nutritional concerns and discretionary spending patterns; changes in general economic conditions; public safety conditions; demographic trends; weather conditions; the cost and availability of raw materials, labor and energy; purchasing power; and governmental regulations.  Accordingly, as part of our strategy we must constantly evolve and refine the critical elements of our restaurant concepts to protect their longer-term competitiveness and to maintain and enhance the strength of our brand.  Our strategy is to continue to provide guests with exceptional value through a broad menu of freshly prepared, high quality and large portion appetizers, entrees and desserts at moderate prices in an upscale, casual setting.  Operationally, we strive to improve productivity and efficiency through the use of technology and a commitment to selecting, training and retaining high quality employees.

In evaluating and assessing the performance of our business, we believe the following are key performance indicators that should be taken into consideration:

•                  New Restaurant Openings.  We intend to continue developing The Cheesecake Factory and Grand Lux Cafe restaurants in high profile locations within densely populated areas in both existing and new markets.  Since most of our established restaurants currently operate close to full capacity during the peak demand periods of lunch and dinner, and given our relatively high average sales per productive square foot, we generally do not expect to achieve increases in comparable sales other than our effective menu price increases.  Therefore, we expect that the majority of our year-over-year revenue growth will come from new restaurant openings.  We have opened new restaurants at a compounded annual growth rate of approximately 26% in the 14 years that we have been a public company and at approximately 21% over the past six years.  Based on a review of demographic and other market data, we estimate that there is an opportunity to open as many as 200 Cheesecake Factory restaurants and as many as 150 Grand Lux Cafes in the U.S.  In fiscal 2006, we opened 21 new restaurants, including one Grand Lux Cafe.  In fiscal 2007, we expect to open as many as 21 new restaurants, including as many as five Grand Lux Cafes.  In addition we are currently developing an upscale, full-service, casual dining concept with broad-based Asian cuisine, under the Rock Sugar Pan Asian KitchenTM mark, which we plan to open in early 2008.

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

•                  Income from Operations Expressed as a Percentage of Revenues (“Operating Margins”).  Operating margins are subject to fluctuations in commodity costs, labor, other operating costs, such as restaurant-level occupancy expenses, and preopening expenses.  Our objective is to gradually increase our operating margin by continuing our focus on superior guest service and by capturing economies of scale and fixed cost leverage, as well as maximizing our purchasing power as we continue to grow our business.

Results of Operations

The following table sets forth, for the periods indicated, our consolidated statements of operations expressed as percentages of revenues.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

	Thirteen Weeks Ended October 2, 2007	Thirteen Weeks Ended October 3, 2006	Thirty-Nine Weeks Ended October 2, 2007	Thirty-Nine Weeks Ended October 3, 2006

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	24.7	25.0	24.9	25.0
Labor expenses	32.2	32.3	32.6	32.1
Other operating costs and expenses	23.9	23.7	23.5	23.4
General and administrative expenses	5.3	5.7	5.4	5.3
Depreciation and amortization expenses	4.2	4.1	4.2	4.1
Preopening costs	2.3	1.6	1.4	1.4
Total costs and expenses	92.6	92.4	92.0	91.3
Income from operations	7.4	7.6	8.0	8.7
Interest (expense)/income, net	(0.5)	0.3	(0.3)	0.4
Other income, net	0.1	0.1	0.1	0.2
Income before income taxes	7.0	8.0	7.8	9.3
Income tax provision	2.1	2.4	2.3	2.9
Net income	4.9%	5.6%	5.5%	6.4%

Thirteen Weeks Ended October 2, 2007 Compared to Thirteen Weeks Ended October 3, 2006

Revenues

Revenues increased 15% to $375.5 million for the thirteen weeks ended October 2, 2007 compared to $325.3 million for the thirteen weeks ended October 3, 2006.

Restaurant sales increased 16% to $362.4 million compared to $311.6 million for the same period of the prior year.  The resulting sales increase of $50.8 million consisted of a $3.4 million, or a 1.2% increase, in comparable restaurant sales and $47.4 million increase from restaurants not in the comparable sales base.  The majority of our restaurant sales increase results from the opening of 23 restaurants since the end of the comparable quarter of the prior year.

Comparable restaurant sales at The Cheesecake Factory restaurants increased approximately 1.0% compared to the prior year third quarter.  We implemented an approximate 1.5% effective menu price increase during our winter menu update in January and February 2007, and an approximate 1.5% effective menu price increase during our summer menu update in July and August 2007.  On a weighted basis, we estimate that we had an approximate 2.2% effective menu price increase during the third quarter of fiscal 2007.  Since most of our established restaurants currently operate close to full capacity during the peak demand periods of lunch and dinner, we generally expect to achieve increases in comparable restaurant sales over the long-term in the range of our effective menu price increases.  The increase in comparable sales for the third quarter of fiscal 2007 was just slightly below our effective menu price increase for the quarter.

Comparable sales at the Grand Lux Cafes increased approximately 4.8% compared to the prior year third quarter.  Grand Lux Cafe sales benefited in part from an approximate 2% effective menu price increase implemented in October 2006 and an approximate 1% menu price increase implemented in April 2007.  Since Grand Lux Cafe is a relatively newer concept and still building its customer base, we expect comparable sales growth to outpace menu price increases for the foreseeable future.

As a result of the openings of new restaurants during the past twelve months, total restaurant operating weeks increased 18.0% to 1,780 for the thirteen weeks ended October 2, 2007.  Average sales per restaurant operating week decreased 1.3% to $203,200 compared to the same period last year. This decrease in average weekly sales is due principally to the increased openings at Grand Lux Cafes, which we expect to open with average sales per week lower than the existing

Grand Lux Cafe base, and four Cheesecake Factory restaurants not yet in the comparable sales base that were opened in slightly smaller markets and that are experiencing weekly sales below the Company average.

During fiscal 2007, our goal is to open as many as 21 restaurants, including as many as five Grand Lux Cafes.  Through the end of the third quarter, we opened eight Cheesecake Factory restaurants and two Grand Lux Cafes.  Due to the nature of the sites we choose, our opening schedule is consistently weighted toward the second half of the year.  Although it is difficult for us to predict the timing of our new restaurant openings by quarter, due to the nature of our leased restaurant locations and our highly customized layouts, our current plan calls for eight Cheesecake Factory restaurant openings and three Grand Lux Cafe openings in the fourth quarter, of which three Cheesecake Factory restaurants have opened as of October 26, 2007.  Based on this opening schedule, we plan to achieve approximately 20% square footage growth in fiscal 2007.  However, since many of these openings are late in the year, we will not realize their full benefit until fiscal 2008. We currently project our operating week growth in fiscal 2007 compared to fiscal 2006 to be approximately 18%.

We presently update and reprint the menus in our restaurants twice a year.  For Cheesecake Factory restaurants, these updates generally occur during January and February (the “winter menu change”) and during July and August (the “summer menu change”). For our 2007 winter menu change, we implemented an approximate 1.5% effective menu price increase for the purpose of offsetting those operating cost and expense increases that were known or expected as of January 2007. We also implemented a 1.5% effective menu price increase in our summer 2007 menu change.  All potential menu price increases must be carefully considered in light of their ultimate acceptability by our restaurant guests.  Additionally, other factors outside of our control, such as inclement weather, holidays, general economic and competitive conditions and other factors referenced in the Annual Report on Form 10-K for the year ended January 2, 2007 can impact comparable sales comparisons.  Accordingly, there can be no assurance that increases in comparable sales will be achieved.

Bakery sales to other foodservice operators, retailers and distributors (“bakery sales”) decreased 4.4% to $13.1 million for the thirteen weeks ended October 2, 2007 compared to $13.7 million for the comparable period of the prior year. This decrease is due primarily to lower sales to the warehouse clubs, which is our largest sales channel for bakery sales.  Sales to warehouse clubs comprised approximately 64% of total bakery sales in the current quarter compared to 71% for the same period of the prior year.

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

Cost of Sales

Cost of sales increased 14% to $92.9 million for the thirteen weeks ended October 2, 2007, compared to $81.4 million for the comparable period last year.  This increase of $11.5 million was primarily attributable to the 15% increase in revenues.  As a percentage of revenues, these costs were 24.7% in the third quarter of fiscal 2007 compared to 25.0% in the same period of the prior year. This decrease as a percent of revenues was primarily attributable to favorable year-over-year pricing for produce, seafood, and general grocery items.  These benefits were partially offset by cost pressures in dairy commodities.

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

Labor Expenses

Labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, increased 15% to $120.8 million for the thirteen weeks ended October 2, 2007 compared to $104.9 million for the same period of the prior year.  This increase was principally due to the impact of new restaurant openings.  As a percentage of revenues, labor expenses decreased to 32.2% versus 32.3% for the comparable period last year.  This slight decrease as a percent of revenues was primarily due to effective labor cost management, offset by increased minimum wages in several states in which we operate that went into effect in January 2007.  Stock-based compensation included in labor expenses was $1.8 million, or 0.5% of revenues, and $1.7 million, or 0.5% of revenues, for the thirteen weeks ended October 2, 2007 and October 3, 2006, respectively.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses.  Other operating costs and expenses increased 16% to $89.6 million for the thirteen weeks ended October 2, 2007 compared to $77.1 million for the same period of the prior year.  This increase was principally attributable to the 15% increase in revenues.  As a percentage of revenues, other operating costs and expenses increased to 23.9% for the thirteen weeks ended October 2, 2007 versus 23.7% for the same period of fiscal 2006.  This slight increase as a percent of revenues was due to increased costs under our self-insurance arrangements, primarily workers’ compensation, and increased costs for janitorial services at many of our restaurants.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, the restaurant field supervision organization, the bakery administrative organization and the corporate support organization.  G&A expenses increased 9% to $20.0 million for the thirteen weeks ended October 2, 2007 compared to $18.4 million for the same period of fiscal 2006.  As a percentage of revenues, G&A expenses decreased to 5.3% for the thirteen weeks ended October 2, 2007 versus 5.7% for the same period of fiscal 2006.  The decrease as a percent of revenues is primarily due to the inclusion of approximately $1.0 million of professional fees, or 0.3% of revenue, included in the prior year quarter associated with a review of stock option grants.  G&A expenses included $2.8 million, or 0.7% of revenues, and $2.5 million, or 0.8% of revenues, of stock-based compensation expense in the third quarter of fiscal 2007 and fiscal 2006, respectively.

During the remainder of fiscal 2007, we plan to continue to add resources to the corporate support, training and field supervision activities of our operations, commensurate with the planned openings of as many as 21 new restaurants.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased 17% to $15.8 million for the thirteen weeks ended October 2, 2007 compared to $13.5 million for the thirteen weeks ended October 3, 2006.  This increase was principally due to property and equipment associated with new restaurant openings.  As a percentage of revenues, depreciation and amortization increased to 4.2% for the thirteen weeks ended October 2, 2007 compared to 4.1% for the same period of fiscal 2006.

Preopening Costs

Preopening costs increased to $8.7 million for the thirteen weeks ended October 2, 2007 compared to $5.4 million in the same period of the prior year.  We opened six Cheesecake Factory restaurants and one Grand Lux Cafe during the third quarter of fiscal 2007 compared to three Cheesecake Factory restaurants and one Grand Lux Cafe for the same quarter last year.  In addition, preopening costs were incurred in both periods for restaurant openings in progress.

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

Interest (Expense)/Income, Net, Other Income and Income Tax Provision

We recorded net interest expense of $1.8 million for the thirteen weeks ended October 2, 2007 compared to net interest income of $1.0 million for the comparable prior year period.  This change was primarily due to $2.3 million of interest expense related to borrowings initiated in the first quarter of fiscal 2007, as well as reduced interest income related to lower investment balances due to treasury stock purchases during the first quarter of fiscal 2007.  We generally invest our excess cash balances in U.S. Treasury and Agency securities, investment grade corporate debt securities rated “A” or better and money market mutual funds.  In addition, we recorded interest expense of approximately $0.6 million for the thirteen weeks ended October 2, 2007 versus $0.8 million for the comparable prior year period associated with landlord construction allowances deemed to be financing in accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction.”

Other income for the thirteen weeks ended October 2, 2007 was $0.3 million compared to $0.2 million for the comparable prior year period.

Our effective income tax rate was 29.5% for the thirteen weeks ended October 2, 2007 compared with 29.9% for the comparable prior year period.  We currently estimate our effective tax rate for the full year of fiscal 2007 to be 30.0% to 31.0%. However, the actual effective tax rate may be different than our current estimate due to actual revenues, pretax income and tax credits achieved during the year.

Thirty-Nine Weeks Ended October 2, 2007 Compared to Thirty-Nine Weeks Ended October 3, 2006

Revenues

Revenues increased 16% to $1,105.3 million for the thirty-nine weeks ended October 2, 2007 compared to $954.6 million for the thirty-nine weeks ended October 3, 2006.

Restaurant sales increased 17% to $1,064.8 million compared to $913.6 million for the same period of the prior year.  The resulting sales increase of $151.2 million consisted of a $7.4 million, or a 0.9% increase, in comparable restaurant sales and a $143.8 million increase from restaurants not in the comparable sales base.  Restaurant sales in the first quarter of fiscal 2007 were negatively impacted by approximately $2.8 million due to severe weather in many parts of the country.  Excluding the weather-related impact, we estimate that comparable restaurant sales for the thirty-nine weeks ended October 2, 2007 would have increased approximately 1.2%.

Comparable restaurant sales at The Cheesecake Factory restaurants increased approximately 0.5% compared to the first three quarters of fiscal 2006.  Excluding the weather-related impact, we estimate comparable sales at The Cheesecake Factory restaurants would have increased approximately 0.8%.  We implemented an approximate 1.5% effective menu price increase during both our winter menu update in January and February 2007 and our summer menu update in July and August 2007.  Comparable sales at the Grand Lux Cafes increased approximately 5.7%, or an estimated 5.9% excluding the impact of the severe weather.  Grand Lux Cafe benefited in part from an approximate 2% effective menu price increase implemented in October 2006 and an approximate 1% menu price increase implemented in April 2007.

Bakery sales to other foodservice operators, retailers and distributors (“bakery sales”) were $40.5 million for the thirty-nine weeks ended October 2, 2007 compared to $41.0 million for the comparable period of the prior year.  Sales to warehouse clubs comprised 65% of total bakery sales in the first three quarters of fiscal 2007 compared to 72% for the same period of the prior year.

Cost of Sales

Cost of sales increased 15% to $274.7 million for the thirty-nine weeks ended October 2, 2007, compared to $238.7 million for the comparable period last year.  This increase of $36.0 million was primarily attributable to the 16% increase in revenues.  As a percentage of revenues, these costs decreased slightly to 24.9% for the thirty-nine weeks ended October 2, 2007 compared to 25.0% in the comparable prior year period.

Labor Expenses

Labor expenses increased 18% to $360.3 million for the thirty-nine weeks ended October 2, 2007 compared to $306.6 million for the same period of the prior year.  This increase was principally due to the impact of new restaurant openings.  As a percentage of revenues, labor expenses increased to 32.6% versus 32.1% for the comparable period last year.  This increase as a percent of revenues was primarily due to increased minimum wages in several states in which we operate that went into effect in January 2007, as well as increased health insurance costs for our staff members.  Stock-based compensation included in labor expenses was $5.1 million, or 0.5% of revenues, and $4.8 million, or 0.5% of revenues, for the thirty-nine weeks ended October 2, 2007 and October 3, 2006, respectively.

Other Operating Costs and Expenses

Other operating costs and expenses increased 16% to $259.5 million for the thirty-nine weeks ended October 2, 2007 compared to $223.4 million for the same period of the prior year.  This increase was principally attributable to the 16% increase in revenues.  As a percentage of revenues, other operating costs and expenses increased slightly to 23.5% for the thirty-nine weeks ended October 2, 2007 compared to 23.4% for the same period of fiscal 2006.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased 17% to $59.7 million for the thirty-nine weeks ended October 2, 2007 compared to $50.9 million for the same period of fiscal 2006.  As a percentage of revenues, G&A expenses increased to 5.4% for the thirty-nine weeks ended October 2, 2007 versus 5.3% for the same period of fiscal 2006.  G&A expenses included $8.0 million, or 0.7% of revenues, and $7.8 million, or 0.8% of revenues, of stock-based compensation expense in the first half of fiscal 2007 and fiscal 2006, respectively.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased 21% to $46.9 million for the thirty-nine weeks ended October 2, 2007 compared to $38.9 million for the thirty-nine weeks ended October 3, 2006.  This increase was principally due to property and equipment associated with new restaurant openings and the second bakery production facility, which opened late in the first quarter of fiscal 2006.  As a percentage of revenues, depreciation and amortization increased to 4.2% for the thirty-nine weeks ended October 2, 2007 compared to 4.1% for the same period of fiscal 2006.

Preopening Costs

Preopening costs increased to $15.5 million for the thirty-nine weeks ended October 2, 2007 compared to $12.9 million in the same period of the prior year.  We incurred preopening costs to open eight Cheesecake Factory restaurants and two Grand Lux Cafes during the thirty-nine weeks ended October 2, 2007 compared to seven Cheesecake Factory restaurants and one Grand Lux Cafe during the thirty-nine weeks ended October 3, 2006.  In addition, preopening costs were incurred in both periods for restaurant openings in progress.

Interest (Expense)/Income, Net, Other Income and Income Tax Provision

We recorded net interest expense of $2.9 million for the thirty-nine weeks ended October 2, 2007 compared to net interest income of $3.5 million for the comparable prior year period primarily due to $5.1 million of interest expense related to borrowings initiated in the first quarter of fiscal 2007, as well as reduced interest income related to lower investment balances due to treasury stock purchases during the first quarter of fiscal 2007.  In addition, we recorded interest expense of approximately $1.9 million for the thirty-nine weeks ended October 2, 2007 versus $1.3 million for the comparable prior year period associated with landlord construction allowances deemed to be financing in accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction.”

Other income for the thirty-nine weeks ended October 2, 2007 was $0.8 million compared to $2.0 million for the comparable prior year period.  This decrease was principally due to the contribution of land and a building recorded in the first quarter of fiscal 2006 for our North Carolina bakery production facility by the local government, in exchange for commitments from us to create jobs and operate a manufacturing plant in the community.

Our effective income tax rate was approximately 30.0% for the thirty-nine weeks ended October 2, 2007 compared with 31.4% for the comparable prior year period.  We currently estimate our effective tax rate for fiscal 2007 to be 30.0% to 31.0%. However, the actual effective tax rate may be different than our current estimate due to actual revenues, pretax income and tax credits achieved during the year.

Liquidity and Capital Resources

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in millions):

	October 2, 2007	January 2, 2007

Cash and marketable securities on hand	$60.2	$134.3
Net working capital	$(3.7)	$39.7
Adjusted net working capital (1)	$18.4	$72.9
Current ratio	1.0:1	1.2:1
Adjusted current ratio (1)	1.1:1	1.4:1
Long-term debt and deemed landlord financing liability, including current portion	$197.7	$40.4

(1)

Includes all marketable securities classified as either current assets ($15.7 million and $56.3 million at October 2, 2007 and January 2, 2007, respectively) or noncurrent assets ($22.1 million and $33.3 million at October 2, 2007 and January 2, 2007, respectively).

	Thirty-Nine Weeks Ended October 2, 2007	Thirty-Nine Weeks Ended October 3, 2006

Cash provided by operating activities	$86.4	$95.4
Capital expenditures	$143.8	$126.0

During the thirty-nine weeks ended October 2, 2007, our cash and marketable securities on hand decreased by $74.1 million to $60.2 million from the January 2, 2007 balance.  This decrease was primarily attributable to the purchase of treasury stock and property and equipment, partially offset by borrowing on our credit facility, cash provided by operating activities, landlord construction contributions and proceeds from the exercise of employee stock options.  In the table above, we present adjusted net working capital and current ratio calculations that include all marketable securities classified as either current or noncurrent assets.  We believe these adjusted calculations provide investors with useful information regarding our overall liquidity position because all marketable securities are readily available to meet our liquidity requirements.  We continue to target a weighted average maturity for our marketable securities investment portfolio of between one and two years.  Accordingly, a substantial portion of our investments is classified as noncurrent assets, but remains available for our liquidity requirements.

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

The outstanding borrowings under this Facility were used to support the accelerated share repurchase we entered into on March 12, 2007.  See Notes 4 and 5 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.  Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of October 2, 2007, we had net availability for borrowings of $34.5 million, based on outstanding debt of $150.0 million and $15.5 million in standby letters of credit.  The Facility provides that we will maintain certain financial covenants, which include a debt to EBITDA ratio below a specified threshold, as well as a minimum EBITDAR (EBITDA plus rental expense) to interest and rental expense ratio.  At October 2, 2007, we were in compliance with these covenants.

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

For fiscal 2007, we currently estimate our cash outlays for capital expenditures to range between $195 million and $205 million, net of agreed-upon, up-front cash landlord construction contributions and excluding approximately $25 million of expected noncapitalizable preopening costs for new restaurants.  This amount also excludes approximately $10 million of landlord construction contributions to be applied as reductions to minimum or percentage rent over the lease terms. The amount reflected as additions to property and equipment in the consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each operating lease. This estimate contemplates a net outlay of $171 million to $177 million for as many as 21 new restaurants to be opened during fiscal 2007, estimated construction-in-progress disbursements for anticipated fiscal 2008 openings and estimated collections of up-front cash landlord construction contributions.  Expected capital expenditures for fiscal 2007 also include approximately $14 million to $15 million for maintenance and capacity addition expenditures to our existing restaurants and $10 million to $13 million for bakery and corporate infrastructure investments.

Based on our current expansion objectives, we believe that our cash and short-term investments on hand, combined with expected cash flow provided by operations, available borrowings under our credit facility and expected landlord construction contributions should be sufficient in the aggregate to finance our planned capital expenditures and other operating activities through fiscal 2007 and the foreseeable future.  We may seek additional funds to finance our growth in the future.  However, there can be no assurance that such funds will be available when needed or be available on terms acceptable to us.

During the first quarter of fiscal 2007, our Board of Directors increased the share repurchase authorization of our common shares to 16.0 million from 6.0 million.  Under these authorizations, we have cumulatively repurchased a total of 11.3 million shares for a total cost of $284.7 million through October 2, 2007.  Our share repurchase agreement does not require us to repurchase any common stock and may be discontinued at any time.

In March 2007, we entered into an agreement with a third party to repurchase $200 million of our common shares under an accelerated share repurchase (“ASR”) program.  Under this program, we received 4.7 million shares and 2.0 million shares in March 2007 and April 2007, respectively.  The ASR was concluded in September 2007 with the receipt of an additional 1.0 million shares, for a total of 7.7 million shares.

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

We are exposed to market risk from interest rate changes on funded debt.  This exposure relates to the portion of the interest rate on our $200 million revolving credit facility (“Facility”) that is indexed to three-month LIBOR.  On April 3, 2007, we entered into a five-year, zero-cost interest rate collar to hedge $100 million of the Facility.  The interest rate collar consists of a combination of a purchased cap option with a three-month LIBOR cap rate of 5.35% and a sold floor option with a three-month LIBOR floor rate of 4.69%.  On October 3, 2007, immediately following the end of our fiscal third quarter, we entered into another zero-cost interest rate collar to hedge interest rate variability on an additional $50 million of our revolving credit facility.  This interest rate collar consists of a combination of a purchased cap option with a three-month LIBOR cap rate of 5.35% and a sold floor option with a three-month LIBOR floor rate of 4.49%.  At October 2, 2007, we had $150.0 million in debt outstanding under the Facility.  Since the current LIBOR rate falls within the collar range, a hypothetical 1% interest rate increase would have a $1.5 million impact on our results of operations.

A change in market prices also exposes us to market risk related to our investments in marketable securities. As of October 2, 2007 and January 2, 2007, we held $37.8 million and $89.5 million in marketable securities, respectively. A hypothetical 10% decline in the market value of those securities would result in $3.8 million and $9.0 million unrealized losses and a corresponding decline in their fair values at October 2, 2007 and January 2, 2007, respectively.  This hypothetical decline would not affect our cash flows until the securities were disposed of.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 2, 2007.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended October 2, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On August 29, 2006, five present and former hourly restaurant employees in the States of Tennessee, Texas and Arizona filed a lawsuit in the U.S. District Court for the Middle District of Tennessee against us alleging violations of the Fair Labor Standards Act with respect to alleged minimum wage violations, improper payroll deductions and requiring work “off the clock,” among others claims (Smith v. The Cheesecake Factory Restaurants, Inc. et al; Case No. 3 06 0829).  The lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. The plaintiffs also seek attorneys’ fees for themselves. The parties engaged in voluntary mediation but did not reach a resolution.  Discovery is currently continuing in this matter.  We intend to vigorously defend against this claim.

On January 9, 2007, two former hourly restaurant employees in the State of California filed a lawsuit in the Los Angeles County Superior Court against us alleging violations of California’s wage and hour laws with respect to alleged failure to pay proper wages, improper payroll deductions, and violations of the California meal and break period laws, among others claims (Guardado v. The Cheesecake Factory Restaurants, Inc. et al; Case No. BC360426).  The lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. The plaintiffs also seek attorneys’ fees for themselves.  Discovery is currently continuing in this matter.  We intend to vigorously defend against this claim.

On November 17, 2006, three former employees filed charges of discrimination with the U.S. Equal Employment Opportunity Commission in Phoenix, Arizona against us alleging discrimination and a hostile work environment (Fitzpatrick v. The Cheesecake Factory Restaurants, Inc. et al; EEOC Case No. 540-2007-00592.)  On September 13, 2007, The EEOC issued a cause determination and invited the parties to participate in the conciliation process.  We accepted the EEOC’s offer to conciliate.  We intend to vigorously defend against this claim if conciliation fails to result in a resolution of this matter.

Following our July 18, 2006 announcement of our Audit Committee’s review of our historical stock option granting practices, a number of purported Company shareholders brought separate putative shareholder derivative actions (the "Option Derivative Actions") against us, all the then-serving members of our Board of Directors (current directors David Klock and Agnieszka Winkler have not been named), and certain of our current and former officers alleging that the defendants improperly dated certain stock option grants.  The plaintiffs in these cases, filed in Los Angeles County Superior Court and styled as Siebles v. Deitchle et. al. (Case No. BC355872) (subsequently re-filed in federal court), McGee v. Overton et al. (Case No. BC355953); Rigotti v. Overton, et al. (Case No. BC356850), Cullen v. Overton, et al. (Case No. BC356851), Sachs v. Overton et al. (Case No. BC357065), and filed in United States District Court for the Central District and styled as Siebles v. Deitchle et.al. (Case No. CV06 6234), Kuhns v. Deitchle et al. (Case No. SACV06917) and Freed v. Overton et al. (Case No. CV 06 06486), contend, among other things, that the defendants’ conduct violated the California and/or federal securities laws, and breached defendants’ fiduciary duties.  The plaintiffs seek, among other things, unspecified damages, disgorgement of profits from the alleged conduct, and attorneys’ fees for themselves.  On January 4, 2007, our Board of Directors established a Special Litigation Committee (SLC) to facilitate timely and orderly consideration of the matters raised by and relating to the Option Derivative Actions and to determine how we should respond to the allegations made in the Option Derivative Actions, including whether it is in the best interests of our stockholders to continue pursuing the claims asserted in the Option Derivative Actions. The SLC also was provided authority to consider and review the terms of any possible or proposed settlement or other resolution of the Option Derivative Actions and to evaluate and make determinations as to whether any proposed settlement is in the best interests of the Company and its shareholders, and to accept any proposed settlement as to which such determination is made.  The federal Option Derivative Actions were consolidated in the Central District of California, under the caption, In re The Cheesecake Factory Derivative Litigation, No. CV-06-06234-ABC(MANx).  The state Option Derivative Actions were consolidated in the Los Angeles County Superior Court, under the caption, In re The Cheesecake Factory Derivative Litigation, Lead Case No. BC355953, and a consolidated complaint was filed in the state Option Derivative Actions on or about June 25, 2007.

The SLC has informed us that it has entered into a Settlement Proposal (Proposal) with plaintiff’s counsel in the federal Option Derivative Actions.  The Proposal provides that the Company will maintain or effect certain corporate governance changes relating to the board composition; board committee charters; the position of lead independent director; change of control payments to non-employee directors; director education; director attendance at shareholder meetings; compensation practices; insider trading controls; stock option plans; and compliance and internal audit officers.  The Proposal also provides that the Company will use its reasonable best efforts to obtain repayment for previously exercised misdated options from the Company’s former Chief Financial Officer in the amount of $516,000 and that Company obtain options or cash from the Company’s Chairman of the Board having a value of $394,000 and from the defendant members of the compensation committee having a value of $10,000.  The Proposal provides for a fee and expense award to plaintiff’s counsel in the amount of $2.1 million.  The Proposal provides that any settlement is subject to confirmatory discovery, the execution of appropriate stipulations and other settlement documentation as well as the approval by the courts and our board of directors.  The Proposal provides for a stay of proceedings in the federal court action.  While our board of directors is considering the Proposal, it is not certain that the Proposal will be approved by our board of directors. Further, the terms of settlement under the Proposal are subject to approval by the courts. Stipulations have been filed with the state and federal courts   requesting extension of the time period to respond in each action, respectively.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information regarding our purchase during the thirteen weeks ended October 2, 2007 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 4 — August 7, 2007	—	$—	—	5,637,999
August 8 — September 4, 2007	—	—	—	5,637,999
September 5 — October 2, 2007	958,456	24.93	958,456	4,679,543
Total	958,456		958,456

On March 7, 2007, we announced that our Board of Directors increased the share repurchase authorization of our common shares to 16.0 million from 6.0 million.  Under these authorizations, we have cumulatively repurchased a total of 11.3 million shares for a total cost of $284.7 million through October 2, 2007.  The 1.0 million shares reflected in the above table were purchased in conjunction with an accelerated share repurchase (“ASR”) agreement.  See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.  Our share repurchase agreement does not require us to repurchase any common stock and may be discontinued at any time.

Item 6.  Exhibits

Exhibit 2.1	Form of Reorganization Agreement (1)

Exhibit 3.1	Certificate of Incorporation (2)

Exhibit 3.2	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock, $.01 Par Value (2)

Exhibit 3.3	Certificate of Amendment of Certificate of Incorporation (2)

Exhibit 3.4	Bylaws (3)

Exhibit 4.1	Form of Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (4)

Exhibit 4.2	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (5)

Exhibit 10.1	Form of Employment Agreement with Russell Bendel*

Exhibit 10.2	Cap/Floor Collar Transaction dated as of October 3, 2007 between The Cheesecake Factory Incorporated and JPMorgan Chase Bank

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit.

(1)	Previously filed and incorporated by reference herein from the Registrant’s Registration Statement on Form S-1 (No. 33-47936).

(2)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended June 28, 2005.

(3)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended April 3, 2007.

(4)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-A dated August 19, 1998.

(5)	Previously filed and incorporated by reference herein from the Registrant’s post-effective Amendment No. 1 to its Registration Statement on Form 8-A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 26, 2007	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MICHAEL J. DIXON
Michael J. Dixon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
2.1	Form of Reorganization Agreement (1)

3.1	Certificate of Incorporation (2)

3.2	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock, $.01 Par Value (2)

3.3	Certificate of Amendment of Certificate of Incorporation (2)

3.4	Bylaws (3)

4.1	Form of Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (4)

4.2	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (5)

10.1	Form of Employment Agreement with Russell Bendel*

10.2	Cap/Floor Collar Transaction dated as of October 3, 2007 between The Cheesecake Factory Incorporated and JPMorgan Chase Bank

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit.

(1)	Previously filed and incorporated by reference herein from the Registrant’s Registration Statement on Form S-1 (No. 33-47936).

(2)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended June 28, 2005.

(3)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended April 3, 2007.

(4)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-A dated August 19, 1998.

(5)	Previously filed and incorporated by reference herein from the Registrant’s post-effective Amendment No. 1 to its Registration Statement on Form 8-A.