Form 10-K
period 2008-01-01
CHEESECAKE FACTORY INC
filed 2008-02-28
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2008

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, July 3, 2007, was $1,694,544,108 (based on the last reported sales on The NASDAQ Stock Market on that date).  As of February 21, 2008, 69,199,956 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2008.

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

In connection with the “safe harbor” provisions of the Act, we have identified and are filing important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf (See Item 1A, “Risk Factors”).  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.  Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements.  Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made.  Except as may be required by law, we do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

ITEM 1:                 BUSINESS

General

As of February 28, 2008, The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we,” “us” and “our”) operated 139 upscale, full-service, casual dining restaurants under The Cheesecake Factory® mark in 34 states and the District of Columbia.  We also operated 13 upscale, full-service, casual dining restaurants under the Grand Lux Cafe® mark in nine states; and a self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark inside the DisneyQuest® family entertainment center in Orlando, Florida.  We also operated bakery production facilities in Calabasas Hills, California and Rocky Mount, North Carolina that produce baked desserts and other products for our restaurants and for other foodservice operators, retailers and distributors.  We also licensed two bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.  When referred to herein, the term “restaurants” includes both The Cheesecake Factory and Grand Lux Cafe full-service restaurant concepts, unless otherwise noted, and excludes the one “express” location, the two licensed bakery cafes and the bakery production facilities, unless otherwise noted.

The Cheesecake Factory is an upscale casual dining concept that offers approximately 200 menu items including appetizers, pizza, seafood, steaks, chicken, burgers, pasta, specialty items, salads, sandwiches, omelets and desserts, including approximately 40 varieties of cheesecake and other baked desserts (See “The Cheesecake Factory Restaurant Concept and Menu”).  Grand Lux Cafe is also an upscale casual dining concept that offers approximately 150 menu items (See “The Grand Lux Cafe Restaurant Concept and Menu”).  In contrast to many chain restaurant operations, substantially all of our menu items (except desserts manufactured at our bakery production facilities) are prepared on the restaurant premises using high quality, fresh ingredients based on innovative and proprietary recipes.  We believe our restaurants are recognized by consumers for offering exceptional value with generous food portions at moderate prices.  Our restaurants’ distinctive, contemporary design and decor create a high-energy ambiance in a casual setting.  Our restaurants currently range in size from 5,400 to 21,000 interior square feet, provide full liquor service and are generally open seven days a week for lunch and dinner, as well as for Sunday brunch.  Restaurant sales represented 95.8%, 95.0% and 94.9% of revenues for fiscal 2007, 2006 and 2005, respectively.

We believe that our ability to select the best locations and operate successful restaurants, coupled with the continuing popularity of our restaurant concepts with consumers, is reflected in our average food and beverage sales per restaurant, which we believe are among the highest of any publicly-held restaurant company.  Average sales per restaurant open for the full year were approximately $10.5 million, $10.8 million and $11.0 million for fiscal 2007, 2006 and 2005, respectively.  Since each of our restaurants has a customized layout and differs in size, we believe an effective method to measure the unit economics of our concepts is by square foot.  Average sales per productive square foot (defined as interior plus seasonally-adjusted patio square feet) for restaurants open for the full year were approximately $920 for fiscal 2007, $935 for fiscal 2006 and $970 for fiscal 2005.  Average sales per operating week for restaurants open for the full year were $202,800, $206,900 and $211,900 for fiscal 2007, 2006 and 2005, respectively.  Our average sales metrics for a given fiscal year can be impacted by a number of factors, including consumer preferences, macro economic conditions and the average size of restaurants open during that year.  The average interior square feet for restaurants opened during fiscal 2007, 2006 and 2005 was 11,000, 10,200, and 10,800, respectively. The total average interior square feet for all restaurants open the full year were 11,100, 11,100, and 11,300 for fiscal 2007, 2006 and 2005, respectively.

We believe that the viability of The Cheesecake Factory concept has been successfully demonstrated in a variety of site layouts, trade areas and markets across the United States.  Accordingly, we intend to continue developing The Cheesecake Factory restaurants in high quality, high profile locations within densely populated areas in both existing and new markets.  In addition to expanding The Cheesecake Factory concept, we plan to selectively pursue other opportunities to leverage the competitive strengths of our restaurant and bakery operations, including Grand Lux Cafe, as well as potential development or acquisition of new restaurant concepts, including Rock Sugar Pan Asian Kitchen, a new concept we intend to open in fiscal 2008 (See “New Concepts”), and new bakery product, lines and distribution channels.

During fiscal 2007, we opened 16 restaurants under The Cheesecake Factory® mark and five restaurants under the Grand Lux Cafe® mark.  We currently plan to open between seven and nine full-service restaurants during fiscal 2008, consisting of between six and eight Cheesecake Factory locations, as well as one Rock Sugar Pan Asian Kitchen.  As in past years, most of our potential restaurant openings for fiscal 2008 will likely occur during the second half of the year.  We currently expect to open two Cheesecake Factory restaurants and the Rock Sugar Pan Asian Kitchen concept during the second quarter, and the remaining new restaurants during the third and fourth quarters of fiscal 2008.  However, it is difficult for us to precisely predict the timing of our new restaurant openings due to many factors that are outside of our control (See “New Restaurant Site Selection and Development”).  We have signed leases or letters of intent for most of our fiscal 2008 potential restaurant openings.

Our business operations originated in 1972 when Oscar and Evelyn Overton founded a small bakery in the Los Angeles area.  Their son, David Overton, led the creation and opening of the first Cheesecake Factory restaurant in Beverly Hills, California in 1978.  Although our restaurant operations have grown substantially during recent years, we remain in the business of creating and marketing branded and private-label bakery products to other foodservice operators, retailers and distributors (“bakery sales”)

in order to leverage our brand identity with consumers and to take advantage of excess bakery production capacity.  Bakery sales represented 4.2%, 5.0% and 5.1% of our revenues for fiscal 2007, 2006 and 2005, respectively.  For segment information, see Note 15 of Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

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

The Company maintains a website at thecheesecakefactory.com.  We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after this material is electronically filed with or furnished to the Securities and Exchange Commission.

Restaurant Competitive Positioning

The restaurant industry is comprised of multiple segments, including casual dining.  The casual dining segment can be further sub-divided into representative casual and upscale casual dining.  The upscale casual dining segment is differentiated by freshly prepared and innovative food, flavorful recipes with creative presentations, unique layouts, eye-catching design elements, and personalized service.  Upscale casual dining is positioned higher than representative casual dining with standards that are much closer to fine dining.  We believe that we are a leader in the upscale casual dining segment given our competitive positioning, the key elements of which are provided below.

Extensive, Creative and Contemporary Menu and Bakery Product Offerings.  Our restaurants offer a wide variety of items, including appetizers, pizza, seafood, steaks, chicken, burgers, pasta, specialty items, salads, sandwiches, omelets and desserts.  Our menus are generally updated twice each year to respond to changing consumer dining preferences and trends, which keeps our concepts relevant with consumers.  Our bakery production facilities produce over 60 varieties of quality cheesecake and other baked desserts, of which approximately 40 varieties are offered at any one time in Cheesecake Factory restaurants.

High Quality Products.  Substantially all menu items (except the desserts manufactured at our bakery production facility) are prepared daily on the restaurant premises using high quality, fresh ingredients based on innovative and proprietary recipes.  We use high quality dairy and other raw ingredients in our bakery products.  Many of the desserts available at Grand Lux Cafe are baked on site.

Exceptional Value.  We believe our restaurants are recognized by consumers for offering exceptional value with generous food portions at moderate prices.  The estimated average check per Cheesecake Factory restaurant guest, including beverages and desserts, was approximately $18.00, $17.50 and $17.00 for fiscal 2007, 2006 and 2005, respectively.  The estimated average check per restaurant guest at our Grand Lux Cafe locations outside of Las Vegas was approximately $19.00, $18.90 and $18.20 for fiscal 2007, 2006 and 2005, respectively.

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

High Quality, High Profile Restaurant Locations and Flexible Site Layouts.  We generally locate our restaurants in high quality, high profile locations within densely populated areas with a balanced mix of residences, businesses, and shopping and entertainment outlets.  In contrast to many theme restaurant operations that rely heavily on tourist traffic, our restaurants principally rely on the visit frequency and loyalty of consumers who work, reside or shop near each of our restaurants.  We have the flexibility to design our restaurants to accommodate a wide variety of urban and suburban site layouts, including multi-level locations.

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

Our menu currently consists of approximately 19 pages and features approximately 200 items including appetizers, pizza, seafood, steaks, chicken, burgers, specialty items, pastas, salads, sandwiches, omelets and desserts, including approximately 40 varieties of cheesecake and other desserts.  Examples of menu offerings include Chicken Madeira, Grilled Chicken & Avocado Club, Cajun Jambalaya Pasta, Hot Spinach & Cheese Dip, and Chopped Salad.  Menu items, except those desserts manufactured at our bakery production facilities, are prepared daily on the restaurant premises with high quality, fresh ingredients using innovative and proprietary recipes.  We consider the extensive selection of items on our menu to be an important factor in the differentiation of our restaurants from our competitors.  In the majority of our Cheesecake Factory restaurants, menu entrees range in price from $6.95 to $29.95.  Appetizers range in price from $3.95 to $11.95 and desserts range in price from $4.50 to $7.95.

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

Our ability to create, promote and attractively display our unique line of baked desserts is also important to the competitive positioning and financial success of our restaurants.  We believe that our brand identity and reputation for offering high quality desserts results in a higher percentage of dessert sales relative to that of most chain restaurant operators.  Dessert sales represented approximately 14%, 15% and 15% of total Cheesecake Factory restaurant sales for fiscal 2007, 2006 and 2005, respectively.

Each restaurant maintains a full-service bar where appetizers or the full menu may be purchased.  The sale of alcoholic beverages represented approximately 13% of total Cheesecake Factory restaurant sales for fiscal 2007, 2006 and 2005.  We believe that most of our alcoholic beverage sales occur with meal purchases.

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

The Grand Lux Cafe Restaurant Concept and Menu

Grand Lux Cafe is an upscale casual dining concept that offers unique American and international cuisine selections in an elegant but relaxed atmosphere.  The menu at Grand Lux Cafe offers approximately 150 items including appetizers, pasta, seafood, steaks, chicken, burgers, salads, specialty items and made-to-order desserts.  Examples of menu offerings include Chop House Burger, Buffalo Chicken Rolls, Santa Barbara Grilled Chicken Sandwich and Crispy Fish & Chips.  Menu entrees currently range in price from $8.95 to $29.95.  Appetizers range in price from $4.95 to $12.95 and desserts range from $6.95 to $7.95.  A full-service bar and bakery are also included in the concept.  Our location in the Venetian Resort-Hotel-Casino in Las Vegas, Nevada is open 24 hours a day and its sister location in the Palazzo Resort-Hotel-Casino is open 20 hours a day, except for Fridays and Saturdays, during which it is open 21 hours a day.  Both locations also serve a breakfast menu with items priced from $2.50 to $17.95.

We continue to refine Grand Lux Cafe’s menu and operations in order to further develop the concept for future growth.  We opened five Grand Lux Cafes in fiscal 2007 and we intend to continue expanding Grand Lux Cafe, although we do not currently plan to open any Grand Lux Cafes during fiscal 2008.  While we are optimistic that Grand Lux Cafe has the opportunity to become a profitable second growth vehicle for our restaurant operations, there are inherent risks in expanding any new restaurant concept that has not yet proven its long-term financial viability.  These risks include, but are not limited to, consumer acceptance, recruiting and training qualified staff members, and achieving an acceptable return on investment.

New Concepts

We continuously evaluate opportunities for new concepts, through both internal development and acquisition. We are currently developing an upscale, full-service, casual dining concept featuring broad-based Southeast Asian cuisine called Rock Sugar Pan Asian Kitchen.  We have signed the lease on the space and we plan to have it open during the first half of fiscal 2008.  This location, which is located in Los Angeles, California is included in the targeted seven to nine locations that we plan to open in fiscal 2008.

Existing Restaurant Locations

As of February 28, 2008, we operated 139 full-service restaurants under The Cheesecake Factory® mark in 34 states and the District of Columbia.  We also operated 13 full-service restaurants under the Grand Lux Cafe® mark in nine states; and a self-service, limited menu “express” operation at DisneyQuest® in Orlando under The Cheesecake Factory Express® mark.  Additionally, we licensed two bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.  The following table sets forth information with respect to our Company-operated, full-service restaurant locations:

Existing Company-Operated Full-Service Restaurant Locations by State

State	The Cheesecake Factory	Grand Lux Cafe	Total
Alabama	1		1
Arizona	5	1	6
California	29	1	30
Colorado	3	1	4
Connecticut	1		1
District of Columbia	1		1
Florida	14	3	17
Georgia	4		4
Hawaii	1		1
Idaho	1		1
Illinois	5	1	6
Indiana	2		2
Iowa	1		1
Kansas	1		1
Kentucky	1		1
Maryland	3		3
Massachusetts	7		7
Minnesota	1		1
Missouri	3		3
Nebraska	1		1
Nevada	3	2	5
New Jersey	5	1	6
New York	8	1	9
North Carolina	3		3
Oklahoma	2		2
Ohio	5		5
Oregon	1		1
Pennsylvania	4		4
Rhode Island	1		1
Tennessee	1		1
Texas	9	2	11
Utah	1		1
Virginia	6		6
Washington	3		3
Wisconsin	2		2
Total	139	13	152

New Restaurant Site Selection and Development

We believe the locations of our restaurants are critical to our long-term success and, accordingly, we devote significant time and resources to analyzing each prospective site.  Since our restaurant concepts can be successfully executed within a variety of site locations (urban or suburban shopping malls, lifestyle centers, retail strip centers, office complexes and entertainment centers – either freestanding or in-line) and layouts (single or multi-level, generally from 7,000 to 16,000 square feet), we can be highly selective and flexible in choosing suitable locations. In general, we focus on opening our restaurants in high quality, high profile sites within larger metropolitan areas with dense populations and above-average household incomes. While our restaurants typically share common interior decor elements, the layout of each restaurant is customized to accommodate different types of buildings and different square feet and layouts of available space.  In addition to carefully analyzing demographic information such as population profiling based on psychographic characteristics and population densities (work and home based) and experienced/anticipated population growth for each prospective site, we consider other factors such as visibility, traffic patterns and general accessibility; the availability of suitable parking; the proximity of shopping areas, office parks and tourist attractions; the degree of competition, proximity of other synergistic retail establishments and our own sister restaurants within the trade area; and the general availability of restaurant-level employees.  In contrast to many theme restaurant operations that rely heavily on tourist traffic, our restaurants principally rely on the visit frequency and loyalty of consumers who work, reside or shop in each of our trade areas.

Our new restaurant development model closely resembles that of a retail business that occupies leased space in shopping malls, office complexes, retail strip centers, entertainment centers and other real estate developments.  We are also developing freestanding restaurant locations using both ground leases and built-to-suit leases, which are commonly used to finance freestanding locations in the restaurant industry.  We generally lease our restaurant locations for primary periods of 15 to 20 years.  Our rent structures vary from lease to lease, but generally provide for the payment of both minimum base rent and contingent (percentage) rent based on restaurant sales.  We are also generally responsible for our proportionate share of common area maintenance (“CAM”), insurance, property tax and other occupancy-related expenses under our leases.  Many of our leases provide for maximum allowable annual percentage or fixed dollar increases in CAM, insurance, and property tax expenses to enable us to better predict and control future variable lease costs.  Our sales volumes generally have been in excess of the threshold for percentage rent payments at substantially all of our restaurant locations that are subject to leases with percentage rent payment provisions.  We expend cash for leasehold improvements and furnishings, fixtures and equipment (“FF&E”) to build out our leased premises.  We may also expend cash for structural additions that we make to leased premises. Generally, all or a portion of leasehold improvement and building costs are reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in our leases.  If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof.  However, there can be no assurance that contributions will be available for every potential location that we seek to develop into a new restaurant.  We own substantially all of the FF&E in our restaurants and currently plan to do so in the future.

We believe the relatively high and consistent sales productivity of our restaurants provides opportunities to obtain suitable leasing terms from landlords.  Due to the uniquely flexible and customized nature of our restaurant operations and the complex design, construction and preopening processes for each new location, our lease negotiation and restaurant development timeframes vary.  The development and opening process generally ranges from six to eighteen months, depending largely on the availability of the leased space we intend to occupy, and can be subject to delays outside of our control.  The number and timing of new restaurants actually opened during any given period, and their associated contribution to operating week growth for the period, will depend on a number of factors including, but not limited to, the identification and availability of suitable locations and leases; the availability of suitable financing to us and our landlords; the timing of the delivery of the leased premises to us from our landlords so that we can perform our build-out construction activities and train our staff; the ability of our landlords and us to timely obtain all necessary governmental licenses and permits to construct and operate our restaurants; any labor shortages or disputes experienced by our landlords or our outside contractors; any unforeseen engineering or environmental problems with the leased premises; weather conditions that interfere with the construction process; our ability to successfully manage the design, construction and preopening processes for each restaurant; the availability of suitable restaurant management and hourly employees; and general economic conditions.  While we attempt to manage those factors within our control, we have experienced unforeseen delays in restaurant openings from time to time in the past and could experience delays in the future.  Most other chain restaurant operations have a greater ability to predict the timing of their new openings as a result of their ability to acquire and control the underlying real estate for their locations and/or they have smaller, more standardized restaurant layouts that are less difficult and time consuming to construct and open as compared to our larger, more upscale and highly customized leased locations.

New Restaurant Sales and Investment Characteristics

Since each of our restaurants has a customized layout and differs in size, we believe an effective method to measure the unit economics of our concepts is by square foot.  Average sales per productive square foot for our restaurants open during the entire period were approximately $920 for fiscal 2007, $935 for fiscal 2006 and $970 for fiscal 2005.  Our average sales per productive square foot for a given fiscal year can be impacted by a number of factors, including general macro economic conditions that can affect guest traffic in our restaurants and the average size of restaurants open during that year.  Generally, our smaller restaurants are slightly more productive than our larger restaurants on a per square foot basis.  The total average interior square feet for all restaurants open the full year were 11,100, 11,100, and 11,300 for fiscal 2007, 2006 and 2005, respectively.

We currently lease space for each of our restaurants and are required to expend cash for leasehold improvements and FF&E to build out the leased premises which is targeted, on average, from $600 to $650 per square foot for The Cheesecake Factory restaurants, excluding preopening costs.  The construction costs to build out our leased spaces vary geographically.  Additionally, our investment cost per square foot will also vary from restaurant to restaurant, depending on the complexity of our build-out of the leased space.  We typically seek to obtain construction contributions from our landlords for structural additions and other leasehold improvements that we make to the leased premises.  If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof.  These contributions vary from lease to lease, depending on the scope of construction activities and other factors.  While we have been generally successful in obtaining landlord construction contributions in the past, there can be no assurance that construction contributions will be available in similar amounts, if at all, for every potential location we seek to develop into a new restaurant.

On average, we target a 1.5 to 1 sales-to-net cash investment ratio and a minimum 25% net cash-on-cash return for Cheesecake Factory restaurant locations when they reach their mature run-rate levels of sales and profitability.  Maturation periods vary from restaurant to restaurant, but generally range from two to five years.  The initial return on investment performance targets for newer concepts such as Grand Lux Cafe will typically be lower than the average for an established, highly productive concept such as The Cheesecake Factory, since the first few locations for new concepts are typically in a refinement stage for a period of time.  However, in fiscal 2007 we achieved our objective to identify changes that would reduce the investment cost on a per square foot basis for Grand Lux Cafe and will implement these design changes in Grand Lux Cafe locations that we build going forward. Our cash-based performance targets for restaurant operations do not consider field supervision and corporate support expenses; exclude non-cash items such as depreciation expense; exclude income taxes; and do not represent a targeted return on an investment in our common stock.  If we select a potential restaurant location for acquisition and development, the actual performance of the location may differ from its originally targeted performance.  There can be no assurance that any new restaurant opened will have similar operating results to those of established restaurants or will achieve our targeted results.

It is common in the restaurant industry for new locations to initially open with sales volumes well in excess of their sustainable run-rate levels.  This initial “honeymoon” effect usually results from grand opening publicity, promotional and other consumer awareness activities that generate abnormally high customer traffic, particularly in new markets, for our concepts.  During the several months following the opening of new restaurants, customer traffic generally settles into its normal pattern, resulting in sales volumes that gradually adjust downward to their expected, sustainable run-rate level. Many Cheesecake Factory restaurant openings in new markets that we enter experience a “honeymoon” sales period where sales may initially be 20% to 40% higher than their expected run-rate level.  Additionally, our new restaurants usually require a 90 to 120 day period after opening to reach their targeted restaurant-level operating margin due to cost of sales and labor inefficiencies commonly associated with new, complex casual dining restaurants.  As a result, a significant number of restaurant openings in any single fiscal quarter, along with their associated preopening costs, could have a significant impact on our consolidated results of operations for that period.  Therefore, our results of operations for any single fiscal quarter are not necessarily indicative of the results to be expected for any other fiscal quarter nor for a full fiscal year.

Preopening Costs for New Restaurants

Preopening costs include incremental out-of-pocket costs that are directly related to the openings of new restaurants and are not otherwise capitalizable.  As a result of the highly customized and operationally complex nature of our upscale, high-volume concepts, the preopening process for our new restaurants is more extensive, time consuming and costly relative to that of most chain restaurant operations.  The preopening cost for one of our restaurants usually includes costs to relocate and compensate an average of 11 to 12 restaurant management employees prior to opening; costs to recruit and train an average of 200 to 250 hourly restaurant employees; wages, travel and lodging costs for our opening training team and other support employees; costs for practice service activities; and straight-line minimum base rent during the in-restaurant training period. Beginning in fiscal 2006, in accordance with Financial Accounting Standards Board Staff position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” preopening costs also include straight-line minimum base rent during the construction period.  Preopening costs will vary from location to location depending on a number of factors, including the proximity of our existing restaurants; the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel and lodging for different metropolitan areas; the timing of the restaurant opening and the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurants, which may also be dependent on our landlords obtaining their licenses and permits, as well as completing their construction activities, for the properties that our leased premises are located within.

Our preopening cost for a typical single-story Cheesecake Factory restaurant in an established market averages approximately $1.2 million to $1.4 million.  Included in the costs above are expenses allocated to each restaurant opening, including costs for maintaining a roster of trained managers for pending openings, corporate travel and support activities.  Preopening costs usually will be higher for larger restaurants, our initial entry into new markets and for newer concepts, which could experience preopening costs of approximately $1.5 million to $1.6 million each.  We usually incur the most significant portion of direct preopening costs within the two-month period immediately preceding and the month of a restaurant’s opening.  Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.  We expense preopening costs as incurred.

Restaurant Expansion Objectives

We believe that the viability of The Cheesecake Factory restaurant concept has been successfully demonstrated in a variety of site layouts, trade areas and markets across the United States.  Accordingly, we intend to continue developing The Cheesecake Factory restaurants in high quality, high profile locations within densely populated areas in both existing and new markets.  In addition to expanding The Cheesecake Factory concept, we plan to selectively pursue other opportunities to leverage the competitive strengths of our restaurant operations, including Grand Lux Cafe, as well as potential development or acquisition of new restaurant concepts.

We currently expect to open between seven and nine new restaurants during fiscal 2008. As in past years, most of our potential restaurant openings for fiscal 2008 will likely occur during the second half of the year.  Based on information currently available, we expect to open two Cheesecake Factory restaurants and the initial location of Rock Sugar Pan Asian Kitchen in the second quarter, and the remaining restaurants in the second half of the year.  However, it is difficult for us to precisely predict the timing of our new restaurant openings due to many factors that are outside of our control (See “New Restaurant Site Selection and Development”).  We have signed leases or letters of intent for most of our fiscal 2008 potential restaurant openings.  The following table sets forth information with respect to future restaurant locations that we expect to open in fiscal 2008 and beyond under development as of February 28, 2008 for which leases have been signed:

Future Restaurants with Signed Leases

Glendale, California	Roseville, California
Columbus, Ohio	Century City, California (Rock Sugar Pan Asian Kitchen)
Allen, Texas	Summerlin, Nevada (Grand Lux Cafe) – 2009 opening

We are currently negotiating additional leases for potential future locations that could open during fiscal 2008 and 2009.  From time to time, we will evaluate opportunities to acquire and convert other restaurant locations to The Cheesecake Factory and Grand Lux Cafe concepts.  However, we currently have no binding commitments (other than the signed leases set forth in the table above) or agreements to acquire or convert any other restaurant locations to our concepts.

We generally select high quality, high profile locations for our upscale, highly customized casual dining restaurants, which draw their guests from a much larger geographical area compared to most casual dining chain restaurants.  The sizes of our restaurant trade areas vary from location to location, depending on a number of factors such as population density, retail traffic generators and geography.  As a result, the opening of a new restaurant could impact the sales of one or more of our nearby restaurants.  Generally, this impact lessens over time although there are no assurances that the sales levels of previously opened restaurants in the same market will return to their prior levels.  It is not our intention to open new restaurants that materially cannibalize the sales of our existing restaurants.  However, as with most growing retail and restaurant chain operations, there can be no assurance that sales cannibalization will not inadvertently occur or become more significant in the future as we gradually increase our presence in existing markets over time to maximize our competitive position and financial performance in each market.

We developed a bakery cafe format during fiscal 1997 to extend The Cheesecake Factory brand and provide a potential additional source of operating leverage for our bakery production facility.  As of January 1, 2008, there were two licensed bakery cafe outlets in operation that feature many of our unique desserts and a limited selection of beverages, sandwiches and salads in a self-service format.  Both bakery cafes are currently operated by HMSHost, formerly known as Host Marriott Services Corporation, under licensing agreements with us.  The Cheesecake Factory Express is currently the exclusive foodservice operator for the DisneyQuest® family entertainment center located in Orlando, Florida.  DisneyQuest® features innovative, interactive technologies together with Disney characters to create an entertainment adventure for families and guests of all ages.  Our Company-operated foodservice operation in DisneyQuest® consists of a limited selection of The Cheesecake Factory’s quality menu items and desserts in a self-service format.  We have no current plans to develop and operate any additional bakery cafe or express operations, as we are currently focused on expanding our full-service restaurant concepts.

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

Our restaurants are open every day of the year except Thanksgiving and Christmas, with the exception of The Cheesecake Factory restaurant in The Forum Shops and the Grand Lux Cafe restaurants in The Venetian Hotel-Resort-Casino and in The Palazzo Hotel-Resort-Casino, all located in Las Vegas, Nevada which are open 365 days a year.  Hours of operation are generally from 11:00 a.m. to 11:00 p.m., except on weekends when most of our restaurants stay open past midnight, and on Sunday when our restaurants open at 10:00 a.m. for brunch.  Our Grand Lux Cafe restaurants located in Las Vegas are open 24 hours a day at The Venetian, and 20 hours a day at The Palazzo, except for Fridays and Saturdays, during which The Palazzo location is open 21 hours a day.  Outdoor patio seating is available (weather permitting) at more than three-fourths of our restaurants.

We believe that the high average sales volumes and popularity of our restaurants allow us to attract and retain higher quality, experienced restaurant-level management and other operational personnel.  We also believe our restaurants have experienced a lower level of employee turnover than the restaurant industry in general.  Each full-service restaurant is typically staffed with one general manager, one executive kitchen manager and from eight to twelve additional kitchen and front-of-the-house management personnel, depending on the size and sales volume of each restaurant.  On average, general managers possess approximately five years of experience with us and typically have at least five additional years of management experience.  All newly recruited restaurant management personnel complete an extensive 12-week training program during which they receive both classroom and on-the-job instruction in food quality and preparation, customer service, alcoholic beverage service, liquor liability avoidance, financial management and cost controls, risk management, employee relations, and our core values and culture of superior guest hospitality.  We also provide our restaurant managers with detailed manuals covering food and beverage standards and the proper operation of our restaurants.  We are committed to operational excellence in every component of our restaurant operations.

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

Our future growth and financial success will be highly dependent on our ability to attract, develop and retain qualified employees who are capable of successfully managing upscale, high-volume casual dining restaurants, and consistently executing our extensive and complex menu.  The availability and retention of qualified restaurant management employees continues to be a significant industry-wide challenge facing restaurant operators.  To enable us to more effectively compete for and retain the highest quality restaurant management personnel available, we maintain an innovative and comprehensive compensation program for our restaurant general managers and executive kitchen managers.  Each participant in the program receives a competitive base salary and has the opportunity to earn an annual cash bonus (calculated and paid quarterly) based on the performance of his or her restaurant.  Participating restaurant general managers also are eligible to utilize a Company-leased vehicle, for which all non-business use thereof is valued and added to the participants’ taxable income pursuant to income tax regulations.  A longer-term, wealth-building program, currently based on Company stock options and restricted stock, is also available to participating restaurant general managers and executive kitchen managers that is dependent on the participants’ extended service with us in their respective positions (generally five years) and their achievement of certain established performance objectives during that five-year period.  Additionally, all other qualified salaried restaurant management employees are eligible to receive annual performance-based Company stock option grants, based on their compensation and tenure with us and our consolidated results of operations.

Our restaurant general managers are responsible for selecting and training the hourly employees for their respective restaurants.  Restaurant general managers report to an area director of operations, who typically supervises the operations of six to seven restaurants depending on geographical and management experience factors.  In turn, each area director of operations currently reports to one of three regional vice presidents of restaurant operations.  Our restaurant field supervision organization also includes an executive vice president for kitchen operations, area kitchen operations managers and performance development (training) professionals who are responsible for managing new restaurant openings and training for all operational employees.  As we open new restaurants, our field supervision and performance development staffs will also expand appropriately.

We prepare a detailed monthly operating budget for each restaurant and compare our actual results to the budget.  We also measure the productivity and efficiency of our restaurant operations using a variety of statistical indicators such as daily table turns, guests served per labor hour worked, operating costs incurred per guest served and other activity measures.

Bakery Operations

Our bakery operations originated in 1972 when Oscar and Evelyn Overton founded a small bakery in the Los Angeles area that produced and distributed high quality cheesecakes and other baked desserts.  As their business grew, the Overtons leased additional space to expand their production capacity.   Currently, we produce approximately 60 varieties of cheesecake in our production facilities based on proprietary recipes.  Some of our popular cheesecakes include the Original Cheesecake, Godiva® Chocolate, Key Lime Cheesecake, Carmel Pecan Turtle, White Chocolate Caramel Macadamia Nut and Fresh Strawberry.  Other popular baked desserts include chocolate fudge cake, carrot cake, blackout cake and lemoncello cream torte.  In the aggregate, our bakery production facilities currently produce approximately 275 product SKUs (stock keeping units).

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

The commissary role of our bakery operations is to produce innovative, high quality cheesecakes and other baked desserts for sale at our restaurants.  Dessert sales represented approximately 14%, 15% and 15% of our restaurant sales for fiscal 2007, 2006 and 2005, respectively, and are important to restaurant-level profitability.  We also market some of our more popular cheesecakes and other baked products on a wholesale basis to other foodservice operators, retailers and distributors.  Approximately two-thirds of the bakery’s production activities are currently devoted to our outside customers, with the remaining one-third devoted to supplying our restaurants.  Cheesecakes and other items produced for outside accounts are marketed under The Cheesecake Factory® mark, The Dream Factory® mark, The Cheesecake Factory Bakery® mark and private labels.  Current large-account customers include the leading national warehouse club operators, institutional foodservice distributors, supermarkets and other restaurant and foodservice operators. Sales to warehouse clubs, which represented approximately 67%, 75% and 70% of our total outside bakery sales for fiscal 2007, 2006 and 2005, respectively, are concentrated with the two largest warehouse club operators in the United States.  Bakery products are shipped to our restaurants and other customers throughout the United States by common carrier.  We also process mail order and Internet-based sales.  Frozen bakery products are also shipped to international customers.

We strive to develop and maintain long-term, growing relationships with our bakery customers, based largely on our 35-year reputation for producing high quality, creative baked desserts.  However, bakery sales volumes will always be less predictable than our restaurant sales.  It is difficult to predict the timing of bakery product shipments and contribution margins on a quarterly basis.  Additionally, the purchasing plans of our large-account customers may fluctuate from quarter to quarter.  Due to the highly competitive nature of the bakery business, we are unable to enter into long-term contracts with our large-account bakery customers, who may discontinue purchasing our products without advance notice at any time for any reason.

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

We currently maintain a full-time staff of seven sales and marketing employees and four product development employees in the Calabasas Hills, California facility.  Additionally, we utilize the services of professional foodservice brokers from time to time for certain bakery products and distribution channels.

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

We began testing a Kitchen Management System (“KMS”) in one of our restaurants in fiscal 2005.  The KMS allows for automated routing and cookline balancing, improves cookline productivity, synchronizes order completion, and provides valuable ticket time and cook time data. We continued rolling out the system in all of our new restaurant openings in fiscal 2007, all of our Grand Lux Cafes and certain of our highest volume Cheesecake Factory restaurants.  As of our fiscal year-end 2007, KMS was installed in 72 restaurants.  We expect to install KMS in all of our restaurants by the end of fiscal 2008.

Advertising and Promotion

Our restaurants compete in the upscale casual dining segment of the restaurant industry.  This segment is generally positioned between easily replicated casual dining operations, also known as representative casual and expensive fine dining or dinner house operations.  We believe our commitment to providing consistent, exceptional value to consumers in an upscale casual dining environment continues to be the most effective approach to attracting and retaining customers.  Accordingly, we have historically relied on our high profile locations, operational excellence, media interest and “word of mouth” to attract and retain restaurant guests instead of using paid advertising or discounting.  We will continue to evaluate other more traditional forms of paid advertising as a result of recent macro-economic factors impacting overall restaurant traffic.  However, during fiscal 2007, our restaurant-level expenditures for paid advertising were less than 1% of restaurant sales.

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

The Cheesecake Factory Oscar and Evelyn Overton Charitable Foundation

During fiscal 2001, the Company sponsored the formation of The Cheesecake Factory Oscar and Evelyn Overton Charitable Foundation, a 501(c)(3) qualified non-profit charitable organization, that, among its other intended activities, provides a vehicle for employee participation in qualified local community service and charitable programs.

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

We attempt to negotiate short-term and long-term agreements for our principal commodity, supply and equipment requirements, depending on market conditions and expected demand.  However, we are currently unable to contract for long periods of time for certain of our fresh commodities such as fish and most dairy items (except for cream cheese used in our bakery operations) and, consequently, these commodities can be subject to unforeseen supply and cost fluctuations.  Dairy costs can also fluctuate due to government regulation.  We believe that all essential food and beverage products are available from several qualified suppliers in all cities in which our operations are located.  Independent foodservice distributors, including the largest foodservice distributor in North America, deliver most food and supply items daily to our restaurants.

Seasonality and Quarterly Results

Our business is subject to seasonal fluctuations. Historically, our highest levels of revenues and net income for our established restaurants have occurred in the second and third quarters of the fiscal year.  More than two-thirds of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales.  Patio seating represents approximately 19% of the total available productive seating for all restaurants open as of January 1, 2008 and can be subject to disruption from inclement weather. Holidays, severe weather, hurricanes, thunderstorms and similar conditions may impact restaurant sales volumes seasonally in some of the markets where we operate.  Our bakery operations are seasonal to the extent that the fourth quarter’s sales are typically higher due to holiday business.  Additionally, bakery sales comparisons may fluctuate significantly from quarter to quarter due to the timing and size of orders from our larger bakery customers.  Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated preopening costs.  As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

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

Food Quality and Safety

Our revenues can be substantially affected by adverse publicity resulting from food quality, illness, or health concerns stemming from incidents occurring at our competitors’ restaurants as well as incidents that may occur at a single restaurant or, with respect to our bakery operations, a single production run of bakery products.  In particular, since we depend heavily on The Cheesecake Factory® mark for a majority of our revenues, unfavorable publicity relating to our bakery operations could have a material adverse effect on our restaurant operations, and vice versa.  To minimize the risk of food borne illness, we have implemented a HACCP system for managing food safety and quality.  Nevertheless, the risk of food borne illness cannot be completely eliminated, and outbreaks at other restaurant chains may affect our restaurants even if our restaurants are not implicated in the food safety concern publicized.  We attempt to manage risks of this nature, but the occurrence of any one of these factors elsewhere within the foodservice industry or in any one of our restaurants or our bakery production facility, could cause our entire company to be adversely affected.

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

During fiscal 2007, approximately 13% of our restaurant sales were attributable to alcoholic beverages.  Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities for licenses and permits to sell alcoholic beverages on the premises.  Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. The failure of a restaurant to obtain or retain its licenses would adversely affect that restaurant’s operations and profitability.  Alcoholic beverage control regulations impact many aspects of the daily operations of our restaurants, including the minimum ages of patrons and employees consuming or serving these beverages, respectively; employee alcoholic beverage training and certification requirements; hours of operation; advertising; wholesale purchasing and inventory control of these beverages; seating of minors and the service of food within our bar areas; and the storage and dispensing of alcoholic beverages.  State and local authorities in many jurisdictions routinely monitor compliance with alcoholic beverage laws.  The failure to receive or retain, or a delay in obtaining, a liquor license for a particular restaurant could adversely affect our ability to obtain liquor licenses elsewhere.

We are subject to dram shop statutes in most of the states in which we have operations, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to that person.  We carry liquor liability coverage as part of our existing comprehensive general liability insurance that we believe is consistent with coverage carried by other entities in the restaurant industry of similar size and scope of operations.  Even though we are covered by general liability insurance, a settlement or judgment against us under a dram shop statute in excess of our liability coverage could have a material adverse effect on our operations.

Various federal and state labor laws govern our operations and our relationships with our employees, including such matters as minimum wages, breaks, overtime, fringe benefits, safety, working conditions and citizenship requirements.  We are also subject to the regulations of the Bureau of Citizenship and Immigration Services (“BCIS”).  In addition, some states in which we operate have adopted immigration employment protection laws.  Even if we operate our restaurants in strict compliance with BCIS and state requirements, some of our employees may not meet federal citizenship or residency requirements, which could lead to a disruption in our work force.  Significant government-imposed increases in minimum wages, paid or unpaid leaves of absence, sick leave, and mandated health benefits, or increased tax reporting, assessment or payment requirements related to our employees who receive gratuities could be detrimental to the profitability of our restaurants and bakery operations.  Various proposals that would require employers to provide health insurance for all of their employees are considered from time to time in Congress and various states and municipalities.   The imposition of any requirement that we provide health insurance benefits to employees that are more extensive than the health insurance benefits we currently provide could have an adverse effect on our results of operations and financial position, as well as the restaurant industry in general.  Our suppliers may also be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us.  While we carry employment practices insurance, a settlement or judgment against us in excess of our coverage limitations could have a material adverse effect on our results of operations, liquidity, financial position or business.

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

We are subject to federal and state environmental regulations, but these laws have not had a material effect on our operations.  Various laws concerning the handling, storage, and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations.  During fiscal 2007, there were no material capital expenditures for environmental control facilities and no such expenditures are anticipated.

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

We have a significant number of hourly restaurant employees that receive income from gratuities.  We have elected to voluntarily participate in a Tip Reporting Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service.  By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only FICA assessments for unreported or underreported tips.

Employees

As of January 1, 2008, we employed approximately 32,300 people, of which approximately 31,200 employees worked in our restaurants, approximately 800 worked in our bakery operations and approximately 300 employees worked in our corporate center and restaurant field supervision organization.  None of our employees are currently covered by collective bargaining agreements, and we have never experienced an organized work stoppage, strike or labor dispute.  We believe our working conditions and compensation packages are generally comparable with those offered by our competitors and consider overall relations with our employees to be favorable.

Trademarks and other Intellectual Property

We have registered, among other marks, “The Cheesecake Factory,” “Grand Lux Cafe,” “The Cheesecake Factory Bakery,” “The Cheesecake Factory Express,” “The Dream Factory,” and “The Cheesecake Factory Bakery Cafe” as trademarks with the United States Patent and Trademark Office.  Additional trademark applications are pending.  We have also registered our ownership of the Internet domain name “thecheesecakefactory.com” and other Internet domain names and have applied for copyright protection of our menus.  We regard our trademarks and other intellectual property as having substantial value and as important factors in the marketing of our restaurants and bakery products.  We have registered, or have pending applications to register, one or more of our trademarks in more than 75 foreign countries, although there can be no assurance that our name and marks are registerable in every country for which registration is being sought.  The duration of trademark registrations varies from country to country.  However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained, and they have not been found to become generic.

Executive Officers

David Overton, age 61, serves as our Chairman of the Board and Chief Executive Officer.  Mr. Overton co-founded our predecessor company in 1972 with his parents.

Russell W. Bendel, age 53, was appointed President and Chief Operating Officer of The Cheesecake Factory Restaurants, Inc. in September 2007.  Prior to joining our Company, Mr. Bendel served as President and Chief Executive Officer of Mimi’s Café.  Previously, he was with OSI Restaurant Partners, Inc. serving first as the head of operations and joint venture partner in the Outback Steakhouse franchise group in California and then as President of Roy’s restaurant.

Max S. Byfuglin, age 62, serves as President of The Cheesecake Factory Bakery Incorporated, our bakery subsidiary.  Mr. Byfuglin joined our bakery operations in 1982 and worked closely with our founders, serving in nearly every capacity in our bakery over the past 23 years.

Debby R. Zurzolo, age 51, was appointed Executive Vice President, Secretary and General Counsel in December 2003.  Ms. Zurzolo joined our Company as Senior Vice President and General Counsel in April 1999.  From 1982 until joining the Company, she practiced law at Greenberg Glusker Fields Claman & Machtinger LLP in Los Angeles, California.  As a partner with that firm, Ms. Zurzolo represented us on various real estate and other business matters.

Michael J. Dixon, age 45, was appointed Senior Vice President, Finance and Chief Financial Officer in December 2003.  Mr. Dixon joined our Company in September 2000 as Vice President, Finance and Controller after several years in finance and business development with The Walt Disney Company and nine years with the public accounting firm of Coopers & Lybrand LLP.

ITEM 1A:      RISK FACTORS

The risk factors presented below may affect our future operating results, financial position and cash flows.  In addition to the risk factors presented below, changes in general economic conditions, consumer tastes and discretionary spending patterns, demographic trends and consumer confidence in the economy, which affect consumer behavior and spending for restaurant dining occasions in general, may have a material impact on us.  Our actual results could vary significantly from any results expressed or implied by forward-looking statements depending on a variety of factors, including, but not limited to, the following risks and uncertainties:

Changes in consumer eating habits as a result of new information regarding diet, nutrition and health could impact demand for our menu and bakery product offerings.

Our success in creating demand for our restaurant menu and bakery product offerings is dependent on our ability to continue to accurately predict consumer dining and taste preferences, and adapt our menu to trends in food consumption.  If consumer eating habits change significantly, and we are unable to respond with appropriate menu and bakery product offerings, it could materially affect demand for our menu and bakery product offerings resulting in a decrease in our customer base and an adverse impact on our results of operations.

Increasing competition in the restaurant industry in general, and specifically within the upscale casual dining segment of the restaurant industry, may adversely affect customer traffic at our restaurants.

The restaurant industry is highly competitive with respect to price, service, location and food quality.  There are a substantial number of restaurant operations that compete directly and indirectly with us, some of which may have significantly greater financial resources, higher revenues, and greater economies of scale than we do.  In addition, increasing competition specifically within the upscale casual dining segment could negatively impact customer traffic at our restaurants, as dining options increase for the consumer segment we target.

Adverse weather conditions could unfavorably affect our restaurant sales.

Adverse weather conditions can impact customer traffic at our restaurants, cause the temporary underutilization of outdoor patio seating, and in more severe cases, cause restaurant closures. Outdoor patio seating is available at most of our restaurants and accounts for approximately 19% of our seating capacity.

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

Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy, insurance (including health, liability and workers compensation), and other supplies and services.  To the extent that price increases cannot be passed along to our restaurant and bakery customers, those increases could impact our financial results.

There can be no assurance that future supplies and costs for the commodities that we purchase will not fluctuate due to weather and other market conditions outside of our control.  In addition, our suppliers may be affected by higher costs to produce and transport commodities used in our restaurants and bakery manufacturing facilities, higher minimum wage and benefit standards, and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us.

Changes in economic, market and other conditions could adversely affect the Company’s operating results.

The restaurant industry can be affected by macro economic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns.  An adverse change in any of these conditions could reduce consumer confidence in the economy and negatively affect consumers’ dining out occasions, which could be harmful to our financial position and results of operations.

Our inability to successfully and sufficiently raise menu prices could result in a decline in margins.

We utilize menu price increases to help offset cost increases, including increased costs for minimum wages, employee benefits, insurance arrangements, construction, fuel and other costs.  If we are unsuccessful at raising prices, our business and financial results could be harmed.

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

Various federal and state labor laws and regulations govern our operations and relationships with employees, including minimum wages, breaks, overtime, fringe benefits, safety, working conditions and citizenship requirements. Changes in, or any failure to comply with, these laws and regulations could subject us to fines or legal actions.  Settlements or judgments that are not insured or in excess of our coverage limitations could have a material adverse affect on our business.  Even if we operate our facilities in strict compliance with Bureau of Citizenship and Immigration Services requirements and the requirements of certain states, some of our employees may not meet federal citizenship or residency requirements.  This could result in a disruption in our work force, sanctions against us and adverse publicity.  Significant government-imposed increases in minimum wages, paid or unpaid leaves of absence and mandated health benefits, or increased tax reporting, assessment or payment requirements related to our employees who receive gratuities could be detrimental to the profitability of our restaurants and bakery operations.

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

Our growth in revenues and diluted earnings per share depend primarily on strategic capital allocation decisions, including those related to new restaurant openings, and the magnitude, timing and form of excess capital returned to shareholders.

Future growth in profits and returns will depend to a substantial extent on our ability to effectively allocate capital.  This in turn will be predicated on the availability of high quality sites that meet our criteria for new restaurant development and our ability to effectively return capital to shareholders.  Our new restaurant development can be subject to unforeseen delays due to the highly customized nature of our restaurant concept and the complex design, construction, and preopening processes for each new location. The lease negotiation and restaurant development timeframes vary from location to location.  The number and timing of new restaurants actually opened during any given period, and their associated contribution to operating week growth for the period, will depend on a number of factors including, but not limited to:

•                  The identification and availability of high quality locations and acceptable lease terms;

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

Our borrowings could have a material adverse effect on our future results and financial condition.

We entered into a revolving credit facility with a maximum available borrowing of $200 million and are in discussions with our lenders to increase our borrowings by approximately $50 million to $100 million.  There can be no assurance that we will be able to obtain an increase in the desired amount or at terms acceptable to us.  The availability and terms of additional financing are subject to a number of factors, some of which are beyond our control, including general economic conditions.  We plan to use available borrowings primarily to fund the repurchase of shares pursuant to our repurchase authorization.  The credit facility requires that we maintain certain financial covenants.  See Note 9 of Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information concerning our credit facility.  Our failure to maintain these covenants or the inability to renew the credit facility at maturity could have a material adverse effect on our future results and financial condition.

Our ability to successfully operate our bakery business will have an impact on our ability to grow bakery sales and profits.

A downturn or limited future growth of bakery sales will have an adverse impact on our business, financial position and results.  Our bakery operations are dependent on a number of factors including, but not limited to:

•                  Our ability to obtain and retain large-account customers for our bakery operations and our ability to enter into long-term contracts with those customers;

•                  Macro economic conditions affecting consumers’ desire and ability to purchase our bakery product offerings: and

•                  Our current reliance on two major warehouse customers for a substantial percentage of our third party bakery sales.

New restaurant openings may negatively impact sales at our existing restaurants.

We generally select high quality, high profile locations for our large, upscale and highly customized restaurants, and believe that we draw guests from a much larger geographical area compared to most casual dining chain restaurants.  The sizes of our restaurant trade areas vary from location to location, depending on a number of factors such as population density, demographics, retail, office, entertainment and other traffic generators and geography.  As a result, the opening of a new restaurant could impact the sales of one or more of our nearby restaurants.  It is not our intention to open new restaurants that materially cannibalize the sales of our existing restaurants.  However, as with most growing retail and restaurant chain operations, there can be no assurance that unpredicted sales cannibalization will not occur or become more significant in the future as we gradually increase our presence in existing markets over time to maximize our competitive position and financial performance in each market.

Litigation could have a material adverse impact on our business.

We are subject to lawsuits, administrative proceedings and claims that arise in the course of our business.  The matters typically involve claims by guests, employees and others regarding such issues as food borne illness, compliance with wage and hour requirements, work-related injuries, discrimination, harassment and other operational issues common to the foodservice industry.  We could be adversely affected by negative publicity resulting from these claims, regardless of their validity.  An adverse judgment or settlement that is not insured or in excess of insurance coverage could have a material adverse effect on our business and financial position and results of operations.  We are self-insured for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, health benefits and other insurable risks.  We accrue liabilities for these programs based on our estimate of the ultimate costs to settle known claims as well as claims that are incurred but not reported.  Significant judgment is required to estimate claims that have been incurred but not reported.  If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be negatively impacted.

We may be unable to scale our infrastructure in a timely manner to support our operations.

Our business plan for fiscal 2008 calls for the opening of seven to nine new restaurants, compared to 21 new restaurant openings in both fiscal 2007 and 2006.  While still growing, our infrastructure will need to be scaled appropriately for this level of growth.  If we are unable to scale or manage the growth of our corporate and field supervision infrastructure to appropriately support our operations, it could have an adverse impact on our operating margins and our ability to open new restaurants at our targeted rate.

Our business and future development could be hurt if we are unable to retain key personnel.

The success of our business will continue to be highly dependent on the services of David Overton, our co-founder and current Chairman of the Board and Chief Executive Officer (“CEO”), and certain other senior executives of the Company.  The loss of the services of the CEO or other senior executives could have a material adverse effect on our business and plans for future development.

Our failure to establish, maintain and apply adequate internal control over our financial reporting could affect our reported results of operations.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002.  These provisions provide for the identification of material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States.  Should we identify a material weakness in internal controls, there can be no assurance that we will be able to remediate any future material weaknesses that may be identified in a timely manner or maintain all of the controls necessary to remain in compliance.  Any failure to maintain an effective system of internal controls over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.

Changes in financial accounting standards or interpretations of existing standards could affect our reported results of operations.

Changes in accounting standards, new accounting pronouncements and interpretations may occur that could adversely affect our previously reported or future financial position, results of operations and/or cash flows.

The Staff of the Securities and Exchange Commission has notified us that it is conducting an informal inquiry concerning our stock option practices and this inquiry could require us to expend significant resources and could result in an unfavorable outcome.

Following the announcement on July 18, 2006 of the Audit Committee of our Board of Directors’ initiation of a review of our historical stock option grant practices, the staff of the Securities and Exchange Commission (SEC) notified us that it is conducting an informal inquiry concerning these practices.  We do not know when this inquiry will be resolved or what, if any, actions the SEC may take as a result of this inquiry.  Response to this inquiry could require the expenditure of significant financial resources.  An unfavorable outcome could require us to pay damages or penalties, or result in other remedies imposed on us, any of which could have a material adverse affect on our business, results of operations, financial position and cash flows.

Pending civil litigation relating to our stock option granting practices could have a material adverse effect on the Company.

We and certain of our directors and current and former officers are defendants in eight shareholder derivative actions relating to our stock option granting practices (“Option Derivative Actions”.) See Part I, Item 3, “Legal Proceedings” for a more detailed description of these proceedings.  On January 4, 2007, our Board of Directors appointed a Special Litigation Committee to conduct an inquiry into our option granting practices and to determine how we should respond to the matters raised in the Option Derivative Actions. These parties have negotiated and are in the process of filing a stipulation of settlement which is subject to judicial approval after notice and hearing.  If the settlement is not approved, these lawsuits could continue to divert management time and attention from day-to-day operations, result in significant uninsured legal expenses, and result in an outcome that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In accordance with our articles of incorporation and bylaws, we have entered into indemnification agreements with each of our present and former directors and officers.  Under these agreements, we are required to indemnify each director and officer against expenses, including attorneys’ fees, judgments, fines and settlements paid by each individual in connection with the Option Derivative Actions (other than liabilities excluded from indemnification under these agreements, our bylaws and Delaware law.) If the stipulation of settlement is not approved, continuing indemnification under these agreements with respect to these lawsuits, as well as continuing fees and costs of the Special Litigation Committee, could result in significant legal expenses that may not be recoverable under our liability insurance coverage.  Further, an unfavorable outcome could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The Internal Revenue Service is currently auditing our tax returns for fiscal years 2003, 2004 and 2005 with respect to the deductibility of certain compensation in excess of $1 million per year paid to certain executive officers resulting from their exercise of stock options later determined to be misdated under the provisions of Internal Revenue Code Section 162(m). Although no final determination has been made, an unfavorable audit could result in additional taxes and penalties owed in fiscal 2008. It is our position that these options were performance based and met the requirements of Section 162(m) for deductibility.

ITEM 1B:      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2:         PROPERTIES

All of our 152 existing Company-operated, full-service restaurants and one “express” location are located on leased properties, and we have no current plans to own the real estate underlying our restaurants.  See Part I, Item 1 “Business – Existing Restaurant Locations” for information regarding the location of our restaurants.  We own substantially all of the equipment, furnishings and trade fixtures in our restaurants.  Existing restaurant leases have expiration dates ranging from December 25, 2010 to January 31, 2030 (excluding unexercised renewal options).  There can be no assurance that we will be able to renew expiring leases after the expiration of all remaining renewal options.  Most of our restaurant leases provide for contingent rent based on a percentage of restaurant sales (to the extent this amount exceeds a minimum base rental) and payment of certain lease-related expenses.  See Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8 of this report for information regarding the aggregate straight-line minimum and contingent rent expense for the last three fiscal years and information regarding our obligation to pay minimum base rentals in future years.

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

ITEM 3:         LEGAL PROCEEDINGS

On August 29, 2006, five present and former hourly restaurant employees in the States of Tennessee, Texas and Arizona filed a lawsuit in the U.S. District Court for the Middle District of Tennessee against us alleging violations of the Fair Labor Standards Act with respect to alleged minimum wage violations, improper payroll deductions and requiring work “off the clock,” among others claims (Smith v. The Cheesecake Factory Restaurants, Inc. et al; Case No. 3 06 0829).  The lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. The plaintiffs also seek attorneys’ fees for themselves.  A motion to compel arbitration is currently pending in front of the court.  We intend to vigorously defend this action.  Based on the current status of this matter, we have not reserved for any potential future payments.

On January 9, 2007, two former hourly restaurant employees in the State of California filed a lawsuit in the Los Angeles County Superior Court against us alleging violations of California’s wage and hour laws with respect to alleged failure to pay proper wages, improper payroll deductions, and violations of the California meal and break period laws, among others claims (Guardado v. The Cheesecake Factory Restaurants, Inc. et al; Case No. BC360426).  The lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. The plaintiffs also seek attorneys’ fees for themselves.  We intend to vigorously defend this action.  Based on the current status of this matter, we have not reserved for any potential future payments.

Following our announcement on July 18, 2006 of the Audit Committee of our Board of Directors’ review of our historical stock option granting practices, a number of purported Company shareholders brought eight separate putative shareholder derivative actions (the “Option Derivative Actions”) against certain current and former Directors and certain of our current and former officers alleging that the defendants improperly dated certain historical stock option grants.  These cases, filed in Los Angeles County Superior Court were styled as Siebles v. Deitchle et. al. (Case No. BC355872) (subsequently re-filed in federal court), McGee v. Overton et al. (Case No. BC355953); Rigotti v. Overton, et al. (Case No. BC356850), Cullen v. Overton, et al. (Case No. BC356851), Sachs v. Overton et al. (Case No. BC357065), and filed in United States District Court for the Central District were styled as Siebles v.

Deitchle et.al. (Case No. CV06 6234), Kuhns v. Deitchle et al. (Case No. SACV06917) and Freed v. Overton et al. (Case No. CV 06 06486).  On January 4, 2007, our Board of Directors established a Special Litigation Committee to facilitate timely and orderly consideration of the matters raised by and relating to the Option Derivative Actions. This committee has completed its inquiry and the parties have negotiated a stipulated settlement of the Option Derivative Actions.  This stipulation is subject to judicial approval after notice and hearing.  In consideration for the full settlement and release of all released claims (as defined in the stipulation), the stipulation provides for certain corporate governance reforms, consisting principally of the following: (i) additional processes for the approval of stock option grants; (ii) adoption of additional standards for director independence; (iii) the addition of one new independent director; (iv) additional insider trading controls; (v) provisions for recovery of performance-based cash bonus payments made to executive officers that were predicated on later-restated financial statements; and (vi) provisions for director education.  In addition, the stipulation includes the agreement of each of David Overton, our Chief Executive Officer, Gerald Deitchle, a former Chief Financial Officer, Thomas Gregory, a director, Wayne White, a director, and Jerome Kransdorf, a director, that an aggregate of $940,000 will be repaid to the Company by them, contingent on final approval of the stipulation.  We had $2.1 million accrued at January 1, 2008 for settlement of this matter.

We are also subject to other private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business.  These claims typically involve claims from guests, employees and others related to operational issues common to the foodservice industry.  A number of these claims may exist at any given time.  We could be affected by adverse publicity resulting from such allegations, regardless of whether these allegations are valid or whether we are determined to be liable.  From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks.  We believe that the final disposition of these lawsuits, proceedings and claims will not have a material adverse effect on our financial position, results of operations or liquidity.  It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

ITEM 4:         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended January 1, 2008.

PART II

ITEM 5:                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Global Select MarketSM tier of The NASDAQ Stock Market® under the symbol CAKE.  The following table sets forth, for the periods indicated, the high and low sales prices as reported on The NASDAQ Stock Market.

	High	Low
Fiscal 2006:
First Quarter	$39.28	$35.09
Second Quarter	36.33	25.21
Third Quarter	27.68	21.65
Fourth Quarter	29.06	24.53

Fiscal 2007:
First Quarter	$28.89	$24.29
Second Quarter	29.78	24.44
Third Quarter	28.24	22.67
Fourth Quarter	25.11	21.22

Since our initial public offering in September 1992, we have not declared or paid any cash dividends on our common stock.  Although we have the financial capacity to consider paying a cash dividend and remain compliant with the covenants of our revolving credit and term loan facility, we have no current plans to do so.  There were approximately 1,052 holders of record of our common stock at February 21, 2008 and we estimate there were approximately 82,500 beneficial stockholders on that date.

The following provides information regarding our purchase of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the fourth quarter of fiscal 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 3 — November 6, 2007	147,900	$22.02	147,900	4,531,643
November 7 — December 4, 2007	2,043,817	22.39	2,043,817	7,487,826
December 5 — January 1, 2008	—	—	—	7,487,826
Total	2,191,717		2,191,717

Our Board of Directors increased the share repurchase authorization of our common shares by 5.0 million shares in the fourth quarter of fiscal 2007 and by 10.0 million shares in February 2008.  This authorization does not have an expiration date and it does not require us to purchase a specific number of shares.  This authorization may be modified, suspended or terminated at any time.  The timing and number of shares repurchased pursuant to the share repurchase authorization will be subject to a number of factors, including current market conditions, legal constraints and available cash or other sources of funding.

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

Comparison of Five-Year Cumulative Total Return on $100 Investment

Among The Cheesecake Factory Incorporated, S&P 400 Midcap Index,

NASDAQ Composite® (US) Index and the Nation’s Restaurant News Stock Index

	12/31/02	12/31/03	12/31/04	12/31/05	12/29/06	12/31/07
The Cheesecake Factory Incorporated	$100	$122	$135	$155	$102	$98
S&P 400 Midcap Index	$100	$134	$154	$172	$187	$200
NASDAQ Composite (US) Index	$100	$150	$163	$166	$183	$198
Nation’s Restaurant News Stock Index	$100	$103	$147	$162	$184	$197

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

	Fiscal Year (1) (2)
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$1,511,577	$1,315,325	$1,182,053	$969,232	$773,835

Costs and expenses:
Cost of sales	380,996	333,528	302,889	257,076	195,370
Labor expenses	491,614	420,957	364,173	298,787	239,824
Other operating costs and expenses	353,547	303,240	268,253	223,682	181,113
General and administrative expenses	83,949	72,751	53,527	41,964	37,761
Depreciation and amortization expenses	64,202	53,064	45,177	35,981	28,262
Preopening costs	26,466	24,944	18,293	14,787	12,174
Total costs and expenses	1,400,774	1,208,484	1,052,312	872,277	694,504

Income from operations	110,803	106,841	129,741	96,955	79,331
Interest expense	(10,852)	(1,878)	(942)	(463)	(5)
Interest income	4,703	6,123	4,860	2,697	3,359
Other income, net	1,009	2,048	557	966	2,944
Income before income taxes	105,663	113,134	134,216	100,155	85,629
Income tax provision	31,699	31,852	46,268	34,819	30,044
Net income	$73,964	$81,282	$87,948	$65,336	$55,585

Net income per share (3):
Basic	$1.02	$1.04	$1.12	$0.84	$0.73

Diluted	$1.01	$1.02	$1.10	$0.82	$0.71

Weighted average shares outstanding (3):
Basic	72,475	78,181	78,354	77,613	75,633
Diluted	73,504	79,460	80,176	79,395	77,772

Balance Sheet Data (at end of period):
Total cash and cash equivalents	$36,867	$44,790	$31,052	$14,041	$15,167
Investments and marketable securities	12,362	89,524	146,922	137,471	121,840
Total assets	1,145,753	1,039,731	926,250	758,994	610,116
Total long-term debt and deemed landlord financing liability, including current portion	226,495	40,419	26,896	17,288	6,862
Total stockholders’ equity	562,926	711,542	646,699	540,823	455,060

(1)                                  Fiscal 2005 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks.

(2)                                  Fiscal 2007, 2006 and 2005 included $18.2 million, $18.2 million and $0.8 million, respectively, of stock-based compensation expense.  The increase in fiscal 2006 relates to our adoption of Financial Accounting Standards Board Statement No. 123(R).

(3)                                  Per share amounts and outstanding share amounts have been adjusted to reflect a three-for-two stock split effected in the form of a 50% stock dividend payable December 8, 2004.

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

As of February 28, 2008, we operated 139 upscale, high-volume, casual dining restaurants under The Cheesecake Factory® mark.  We also operated 13 upscale casual dining restaurants under the Grand Lux Cafe® mark; one self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark inside the DisneyQuest® family entertainment center in Orlando, Florida; and two bakery production facilities.  We also licensed two limited menu bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.

Our revenues consist of sales from our restaurant operations and sales from our bakery operations to other foodservice operators, retailers and distributors (“bakery sales”).  Revenues from restaurant sales are recognized when payment is tendered at the point of sale.  Revenues from bakery sales are recognized on transfer of title to customers.  We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants or on our website. Revenues from unredeemed gift cards are recognized over three years based on historical and expected redemption trends.  These adjustments are classified as revenues in our consolidated statement of operations.

New restaurants become eligible to enter our comparable sales calculations in their 19th month of operation.  We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31st for financial reporting purposes.  Fiscal 2007 consisted of 52 weeks and ended January 1, 2008. Fiscal 2006 consisted of 52 weeks; fiscal 2005 consisted of 53 weeks.

The Cheesecake Factory is an upscale casual dining concept that offers approximately 200 menu items including appetizers, pizza, seafood, steaks, chicken, burgers, pasta, specialty items, salads, sandwiches, omelets and desserts, including approximately 40 varieties of cheesecake and other baked desserts.  Grand Lux Cafe is also an upscale casual dining concept offering approximately 150 menu items.  In contrast to many chain restaurant operations, substantially all of our menu items (except desserts manufactured at our bakery production facilities) are prepared on the restaurant premises using high quality, fresh ingredients based on innovative and proprietary recipes.  We believe our restaurants are recognized by consumers for offering exceptional value with generous food portions at moderate prices.  Our restaurants’ distinctive, contemporary design and decor create a high-energy ambiance in a casual setting.  Our restaurants currently range in size from 5,400 to 21,000 interior square feet, provide full liquor service and are generally open seven days a week for lunch and dinner, as well as Sunday brunch.  Total restaurant sales represented 95.8%, 95.0% and 94.9% of our revenues for fiscal 2007, 2006 and 2005, respectively, with bakery sales accounting for the remainder.

Overview

In addition to being highly competitive, the restaurant industry is often affected by changes in consumer tastes and discretionary spending patterns; changes in general economic conditions; public safety conditions; demographic trends; weather conditions; the cost and availability of raw materials, labor and energy; purchasing power; and government regulations.  Accordingly, as part of our strategy we must constantly evolve and refine the critical elements of our restaurant concepts to protect their longer-term competitiveness and to maintain and enhance the strength of our brand.  Our business strategy is focused on a prudent allocation of capital intended to enhance overall earnings per share growth and increase returns on invested capital.  Operationally, we strive to improve productivity and efficiency through the use of technology and a commitment to selecting, training and retaining high quality employees.  Our overall value proposition is to continue to provide exceptional value through a broad menu of freshly prepared, high quality and large portion appetizers, entrees and desserts at moderate prices in an upscale casual setting.

In evaluating and assessing the performance of our business, we believe the following are key performance indicators that should be taken into consideration:

•                  New Restaurant Openings.  We intend to continue developing The Cheesecake Factory and Grand Lux Cafe restaurants in high quality, high profile locations within densely populated areas in both existing and new markets.  We apply a disciplined approach to site selection, choosing only premier sites that can deliver high margins.  The majority of our revenue growth will continue to come from new restaurant openings.  Comparable sales increases at existing restaurants and increased bakery sales will also contribute to overall revenue growth.

In fiscal 2007, we opened 21 new restaurants, including five Grand Lux Cafes.  In fiscal 2008, we expect to open between six and eight new Cheesecake Factory restaurants and the initial unit of our newest concept, Rock Sugar Pan Asian Kitchen (See “New Concepts” in Part I, Item 1 of this report), which we plan to open in the second quarter of fiscal 2008.

•                  General and Administrative Expenses Expressed as a Percentage of Revenues.   Efficiently scaling our restaurant and bakery support infrastructure will allow us to grow general and administrative expenses at a slower rate than revenue growth over the longer-term.

•                  Income from Operations Expressed as a Percentage of Revenues (“Operating Margins”).  Operating margins are subject to fluctuations in commodity costs, labor, other operating costs and expenses, such as restaurant-level occupancy expenses, and preopening expenses.  Our objective is to gradually increase our operating margin by continuing our focus on superior guest service and by capturing economies of scale and fixed cost leverage, as well as maximizing our purchasing power as our business grows.

•                  Return on Invested Capital (“ROIC”).  Return on invested capital measures our ability to make the best decisions about how we allocate our capital.  ROIC is affected by the cost to build restaurants, the level of revenues that the restaurant can deliver and our ability to maximize the profitability of restaurants through strict cost management.  Our objective is to deploy capital towards new restaurant openings and share repurchases in a manner that will maximize our ROIC.

Results of Operations

The following table sets forth, for the periods indicated, our consolidated statements of operations expressed as percentages of revenues.  Fiscal years 2007, 2006 and 2005 included $18.2 million, $18.2 million and $0.8 million of stock-based compensation expense, representing 1.2%, 1.4% and 0.1% of revenues, respectively.  The increase in fiscal 2006 relates to our adoption of Financial Accounting Standards Board Statement No. 123(R).  Prior to fiscal 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  In fiscal year 2007, stock-based compensation impacted labor expenses and general and administrative expenses by 0.5% and 0.7%, respectively.  In fiscal 2006, stock-based compensation impacted labor expenses and general and administrative expenses by 0.5% and 0.8%, respectively, and impacted other operating costs and expenses and preopening costs by 0.1% on a combined basis.  For fiscal year 2005, the impact of stock-based compensation was 0.1% on labor and general and administrative expenses on a combined basis.

	Fiscal Year
	2007	2006	2005
Revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	25.2	25.4	25.6
Labor expenses	32.5	32.0	30.8
Other operating costs and expenses	23.4	23.1	22.7
General and administrative expenses	5.6	5.5	4.5
Depreciation and amortization expenses	4.2	4.0	3.8
Preopening costs	1.8	1.9	1.6

Total costs and expenses	92.7	91.9	89.0

Income from operations	7.3	8.1	11.0
Interest expense	(0.7)	(0.2)	(0.1)
Interest income	0.3	0.5	0.4
Other income, net	0.1	0.2	0.1

Income before income taxes	7.0	8.6	11.4
Income tax provision	2.1	2.4	4.0

Net income	4.9%	6.2%	7.4%

Fiscal 2007 Compared to Fiscal 2006

Revenues

Revenues increased 15% to $1,511.6 million for fiscal 2007 compared to $1,315.3 million for fiscal 2006.

Restaurant sales increased 16% to $1,448.3 million for fiscal 2007 compared to $1,249.4 million for the prior fiscal year.  The resulting sales increase of $198.9 million consisted of $6.3 million, or a 0.6%, increase in comparable restaurant sales and $192.6 million increase from restaurants not in the comparable sales base.

Comparable restaurant sales at The Cheesecake Factory restaurants increased approximately 0.3% from fiscal 2006.  We implemented an approximate 1.5% effective menu price increase during our winter menu update in January and February 2007, and an approximate 1.5% effective menu price increase during our summer menu update in July and August 2007.  On a weighted basis, we estimate that we had an approximate 2.2% effective menu price increase during fiscal 2007.  The increase in comparable sales for fiscal 2007 was below our effective menu price increase for the year due to reduced traffic at our restaurants, due primarily to the macro economic factors affecting the restaurant industry in general.

Comparable sales at the Grand Lux Cafes increased approximately 4.6% over fiscal year 2006.  Grand Lux Cafe sales benefited in part from an approximate 2% effective menu price increase implemented in October 2006 and an approximate 1% menu price increase implemented in April 2007.  Since Grand Lux Cafe is a relatively newer concept and still building its customer base, we expect comparable sales growth to outpace menu price increases for the foreseeable future.

Total restaurant operating weeks increased 18% to 7,166 compared to 6,055 fiscal 2006.  Average sales per restaurant operating week decreased approximately 1.5% in fiscal 2007 to $203,000 compared to $206,000 for the prior fiscal year. This decrease in average weekly sales is due principally to the increased openings at Grand Lux Cafes, which we expect to open with average sales per week lower than the existing Grand Lux Cafe base, and decreased restaurant traffic in general.

During fiscal 2008, our goal is to open between seven and nine new restaurants, consisting of six to eight Cheesecake Factory restaurants as well as the initial unit of our newest concept, Rock Sugar Pan Asian Kitchen.  As in past years, most of our potential restaurant openings for fiscal 2008 will likely occur during the second half of the year.  Although it is difficult for us to predict the timing of our new restaurant openings by quarter, due to the nature of our leased restaurant locations and our highly customized layouts, our current plan calls for three restaurants opening in the second quarter, with the remaining openings in the second half of the year.

We presently update and reprint the menus in our restaurants twice a year.  For Cheesecake Factory restaurants, these updates generally occur during January and February (the “winter menu change”) and during July and August (the “summer menu change”).  For our 2008 winter menu change, we implemented an approximate 1.5% effective menu price increase for the purpose of offsetting those operating cost and expense increases that were known or expected as of January 2008.  We plan to review our operating cost and expense trends in the spring of 2008 and consider the need for additional menu pricing in connection with our 2008 summer menu change.  All potential menu price increases must be carefully considered in light of their ultimate acceptability by our restaurant guests.

Bakery sales to other foodservice operators, retailers and distributors (“bakery sales”) decreased 4% to $63.3 million in fiscal 2007 compared to $65.9 million in the prior fiscal year.  This decrease was primarily due to lower sales to the warehouse clubs, which accounted for approximately 67% of total bakery sales for fiscal 2007 compared to 75% for fiscal 2006, partially offset by increased sales of The Dream Factory and private label products in other distribution channels.

We strive to develop and maintain long-term, growing relationships with our bakery customers, based largely on our 35-year reputation for producing high quality, creative baked desserts.  However, bakery sales volumes will always be less predictable than our restaurant sales.  It is difficult to predict the timing of bakery product shipments and contribution margins on a quarterly basis, as the purchasing plans of our large-account customers may fluctuate.  Due to the highly competitive nature of the bakery business, we are unable to enter into long-term contracts with our large-account bakery customers, who may discontinue purchasing our products without advance notice at any time for any reason.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses.

Cost of sales increased 14% to $381.0 million in fiscal 2007 compared to $333.5 million in fiscal 2006.  This increase was primarily attributable to the 15% increase in revenues during fiscal 2007.  As a percentage of revenues, these costs decreased to 25.2% during fiscal 2007 compared to 25.4% for the prior fiscal year.  This decrease was primarily attributable to favorable year-over-year pricing for produce, seafood and general grocery items.  These benefits were partially offset by cost pressures in dairy commodities.

The menus at our restaurants are among the most diversified in the foodservice industry and accordingly, are not overly dependent on a single commodity.  Changes in costs for one commodity are often, but not always, counterbalanced by cost changes in other commodity categories.  The principal commodity categories for our restaurants include fresh produce, poultry, meat, fish and seafood, cheese, other fresh dairy products, bread and general grocery items.

We are currently able to contract for the majority of the food commodities used in our operations for periods of up to one year.  With the exception of cream cheese used in our bakery operations, many of the fresh commodities, such as fish, dairy, and certain produce products are not currently contractible for periods longer than 30 days in most cases.  As a result, these fresh commodities can be subject to unforeseen supply and cost fluctuations due principally to weather and other general agricultural conditions.  Cream cheese is the most significant commodity used in our bakery products, with an expected requirement of as much as 12 million to 13 million pounds during fiscal 2008.  We have contracted for a portion of our cream cheese requirements for fiscal 2008. We will also purchase cream cheese on the spot market as necessary to supplement our agreements.

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

Labor Expenses

Labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, increased 17% to $491.6 million for fiscal 2007 compared to $421.0 million for fiscal 2006.  This increase was principally in support of the 15% increase in revenues during fiscal 2007.  As a percentage of revenues, labor expenses increased to 32.5% for fiscal 2007 compared to 32.0% for fiscal 2006.  This increase in fiscal 2007 was primarily due to increased minimum wages in several states in which we operate as well as increased health insurance costs for our staff members.  In addition, while we manage our labor judiciously to adapt to revenue fluctuations, we expect to experience some de-leveraging of labor costs at lower sales levels as we are committed to delivering the level of service our guests expect, while still achieving reasonable labor costs. Stock-based compensation included in labor expenses was $6.9 million, or 0.5% of revenues, and $6.7 million, or 0.5% of revenues for fiscal years 2007 and 2006, respectively.

For new restaurants, labor expenses will typically be higher than normal during the first 90 to 120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the high sales volumes typically experienced by our restaurants.  Labor expenses can be subject to unforeseen increases for reasons beyond our control such as government mandated increases in minimum wages and tip credit levels, paid or unpaid leaves of absence and mandated health benefits, or increased tax reporting, assessment or payment requirements.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, insurance, licenses, taxes, and utilities), other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses.  Other operating costs and expenses increased 17% to $353.5 million for fiscal 2007 compared to $303.2 million for fiscal 2006.  This increase was principally attributable to the 15% increase in revenues during fiscal 2007.  As a percentage of revenues, other operating costs and expenses increased to 23.4% for fiscal 2007 versus 23.1% for fiscal 2006.  Higher janitorial and utility costs and the de-leveraging of fixed cost maintenance contracts due to lower average weekly sales at our restaurants accounted for the majority of this increase.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, the restaurant field supervision organization, the bakery administrative organization and the corporate support organization. G&A expenses increased 15% to $83.9 million for fiscal 2007 compared to $72.8 million for fiscal 2006.  This increase was principally due to the planned growth of our supervision and support organizations commensurate with the growth of our restaurant and bakery operations during fiscal 2007.  As a percentage of revenues, G&A expenses increased to 5.6% for fiscal 2007 versus 5.5% for fiscal 2006.  G&A expenses included stock-based compensation expense of $10.9 million, or 0.7% of revenues, and $10.9 million, or 0.8% of revenues, in fiscal 2007 and 2006, respectively.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased 21% to $64.2 million for fiscal 2007 compared to $53.1 million for fiscal 2006.  This increase was principally due to increases in property and equipment associated with new restaurant openings.  As a percentage of revenues, depreciation and amortization expenses increased to 4.2% for fiscal 2007 compared to 4.0% for fiscal 2006.

Preopening Costs

Preopening costs increased 6% to $26.5 million for fiscal 2007 compared to $24.9 million for the prior fiscal year.  We opened 16 Cheesecake Factory restaurants and 5 Grand Lux Cafe restaurants during fiscal 2007 compared to 20 Cheesecake Factory restaurants and one Grand Lux Cafe restaurants during fiscal 2006.  In addition, preopening costs were incurred in both years for restaurant openings in progress.  We also incurred preopening costs of $1.6 million in fiscal 2006 in conjunction with our second bakery production facility, which opened in the first quarter of 2006.

Preopening costs include incremental out-of-pocket costs that are directly related to the openings of new restaurants that are not otherwise capitalizable.  As a result of the highly customized and operationally complex nature of our upscale, high-volume concepts, the restaurant preopening process for our new restaurants is more extensive, time consuming and costly relative to that of most chain restaurant operations.  The preopening costs for one of our restaurants usually includes costs to relocate and compensate an average of 11 to 12 restaurant management employees prior to opening; costs to recruit and train an average of 200 to 250 hourly restaurant employees; wages, travel and lodging costs for our opening training team and other support employees; costs for practice service activities; and straight-line base rent expense subsequent to the construction period but prior to restaurant opening.  Preopening costs will vary from location to location depending on a number of factors, including the proximity of our existing restaurants; the size and physical layout of each location; the number of management and hourly employees required to open each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel to and lodging for different metropolitan areas; and the extent of unexpected delays, if any, in construction and/or obtaining final licenses and permits to open the restaurants, which also may be caused by landlord delays.

Our preopening cost for a typical single-story Cheesecake Factory restaurant in an established market averages approximately $1.2 million to $1.4 million.  In addition to the direct costs noted above, there are also other preopening costs allocated to each restaurant opening, including costs for maintaining a roster of trained managers for pending openings, corporate travel and support activities.  Preopening costs are usually higher for larger restaurants, our initial entry into new markets and for newer concepts.  We usually incur the most significant portion of direct preopening costs within the two-month period immediately preceding and the month of a restaurant’s opening.  Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.  We expense preopening costs as incurred.

Interest Expense, Interest Income and Other Income

Interest expense increased to $10.9 million for fiscal 2007 compared to $1.9 million for fiscal 2006 due primarily to $7.5 million of interest expense related to borrowings of $175 million on our revolving credit facility initiated in fiscal 2007.  In addition, we recorded interest expense of approximately $3.2 million and $1.7 million in fiscal 2007 and fiscal 2006, respectively, associated with landlord construction allowances deemed to be financing in accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction”.

Interest income decreased to $4.7 million for fiscal 2007 compared to $6.1 million for fiscal 2006 due primarily to lower investment balances driven by significant treasury stock purchases during 2007.

Other income for fiscal 2007 was $1.0 million compared to $2.0 million for fiscal 2006.  This decrease was principally due to the fiscal 2006 contribution of land and a building for our North Carolina bakery production facility by the local government, in exchange for commitments from us to create jobs and operate a manufacturing plant in the community.

Income Tax Provision

Our effective income tax rate was 30.0% for fiscal 2007 compared to 28.2% for fiscal 2006.  The increase from the prior year was primarily attributable to state taxes and changes in our reserve for uncertain tax positions related to the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB No. 109.”

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

Bakery sales to other foodservice operators, retailers and distributors (“bakery sales”) increased 10% to $65.9 million in fiscal 2006 compared to $59.9 million in the prior fiscal year. After adjusting for $1.2 million of bakery sales contributed by the additional operating week in fiscal 2005, bakery sales would have increased 12% to $65.9 million compared to $58.7 million on a 52-week basis. This increase was primarily due to higher sales to our warehouse club customers, which accounted for approximately 75% of total bakery sales for fiscal 2006 compared to 70% for fiscal 2005, as well as increased sales of The Dream Factory and private label products.

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

Labor Expenses

Labor expenses increased 16% to $421.0 million for fiscal 2006 compared to $364.2 million for fiscal 2005.  This increase was principally in support of the 11% increase in revenues during fiscal 2006.  As a percentage of revenues, labor expenses increased to 32.0% for fiscal 2006 compared to 30.8% for fiscal 2005.  Fiscal 2006 included $6.7 million, or 0.5% of revenues, of stock-based compensation expense related to our fiscal 2006 adoption of SFAS 123R.  The remaining increase in labor as a percent of revenues is attributable to the decrease in average sales per week.  While we manage our labor judiciously to adapt to revenue fluctuations, we expect to experience some de-leveraging of labor costs at lower sales levels as we are committed to delivering the level of service our guests expect, while still achieving reasonable labor costs.

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

General and Administrative Expenses

General and administrative (“G&A”) expenses increased 36% to $72.8 million for fiscal 2006 compared to $53.5 million for fiscal 2005.  This increase was principally due to the addition of $10.9 million in stock-based compensation expense related to our fiscal 2006 adoption of SFAS 123R and the planned growth of our supervision and support organizations commensurate with the growth of our restaurant and bakery operations during fiscal 2006.  As a percentage of revenues, G&A expenses increased to 5.5% for fiscal 2006 versus 4.5% for fiscal 2005.  This percentage increase was principally due to the addition of 0.8% of revenues, in stock-based compensation expense, as compared to $0.5 million, or less than 0.1% of revenues, of stock-based compensation expense in fiscal 2005 under APB Opinion No. 25.  In addition, we incurred $1.8 million of professional fees in fiscal 2006 associated with the review of our historical stock option granting practices.

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

Interest Expense, Interest Income and Other Income

Interest expense increased to $1.9 million for fiscal 2006 compared to $0.9 million for fiscal 2005.  We recorded interest expense of approximately $1.7 million and $0.9 million in fiscal 2006 and fiscal 2005, respectively, associated with landlord construction allowances deemed to be financing in accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction.”

Interest income increased to $6.1 million for fiscal 2006 compared to $4.9 million for fiscal 2005 due to an increase in the general level of interest rates, partially offset by lower investment balances due to treasury stock purchases during the second quarter of fiscal 2006.

Other income for fiscal 2006 was $2.0 million compared to $0.6 million for fiscal 2005.  This increase was principally due to the contribution of land and a building for our North Carolina bakery production facility by the local government, in exchange for commitments from us to create jobs and operate a manufacturing plant in the community.

Income Tax Provision

Our effective income tax rate was 28.2% for fiscal 2006 compared to 34.5% for fiscal 2005.  The decrease from the prior year was primarily attributable to the application of a manufacturing deduction, reversal of an accrual previously established for an uncertain tax position, and lower effective state taxes.

Fiscal 2008 Outlook

In fiscal 2008, we plan to open between seven and nine new restaurants, consisting of six to eight Cheesecake Factory restaurants, as well as the initial unit of our newest concept, Rock Sugar Pan Asian Kitchen.  We expect revenue growth in the range of 10% to 12% and diluted earnings per share growth of between 10% and 15%.  The reduced number of openings in fiscal 2008, associated reduction in cash capital expenditures and related lower preopening costs are expected to drive free cash flow of approximately $80 million to $90 million in fiscal 2008.  We plan to utilize this free cash flow, as well as incremental leverage opportunities in the range of $50 million to $100 million, to support additional share repurchases throughout the year.

Liquidity and Capital Resources

Our corporate finance strategy is to maintain a strong, conservative balance sheet in order to support our growth plan with financial flexibility; to provide the financial resources necessary to protect and enhance the competitiveness of our restaurant and bakery operations; and to provide a prudent level of financial capacity to manage the risks and uncertainties of conducting our business operations on a larger scale.  Our ongoing capital requirements are principally related to our restaurant expansion plan, though we also intend to use a portion of our capital to fund the repurchase of shares pursuant to our repurchase authorization. Similar to many restaurant and retail chain store operations, we utilize operating lease arrangements for all of our restaurant locations.  We believe that our operating lease arrangements continue to provide appropriate leverage for our capital structure in a financially efficient manner.  However, we are not limited to the use of lease arrangements as our only method of opening new restaurants.  While most of our operating lease obligations are not required to be reflected as indebtedness on our consolidated balance sheet, the minimum base rents and related fixed obligations under our lease agreements must be satisfied by cash flows from our ongoing operations.  Accordingly, our lease arrangements reduce, to some extent, our capacity to utilize funded indebtedness in our capital structure.

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

The following table presents, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in millions):

	January 1, 2008	January 2, 2007	January 3, 2006

Cash and marketable securities on hand	$49.2	$134.3	$178.0
Net working capital	$(35.9)	$39.7	$39.7
Adjusted net working capital (1)	$(28.5)	$72.9	$123.4
Current ratio	0.8:1	1.2:1	1.3:1
Adjusted current ratio (1)	0.9:1	1.4:1	1.9:1
Long-term debt and deemed landlord financing liability, including current portion	$226.5	$40.4	$26.9

(1)                      Includes all marketable securities classified as either current assets ($5.0 million, $56.3 million and $63.2 million for fiscal 2007, 2006 and 2005, respectively) or noncurrent assets ($7.3 million, $33.3 million and $83.7 million for fiscal 2007, 2006 and 2005, respectively).

	Fiscal Year
	2007	2006	2005

Cash provided by operating activities	$160.1	$152.7	$165.5
Capital expenditures	$211.0	$185.7	$170.2

During fiscal 2007, our total amount of cash and marketable securities on hand decreased by $85.1 million to $49.2 million as of January 1, 2008.  This decrease was principally due to the purchase of treasury stock and property and equipment, partially offset by borrowing on our credit facility, cash provided by operating activities, landlord construction contributions and proceeds from the exercise of employee stock options.  In the table above, we present adjusted net working capital and current ratio calculations that include all marketable securities classified as either current or noncurrent assets.  We believe these adjusted calculations provide investors with useful information regarding our overall liquidity position because all marketable securities are readily available to meet our liquidity requirements.  We continue to target a weighted average maturity for our marketable securities investment portfolio between one and two years.  Accordingly, a substantial portion of our investments is classified as noncurrent assets, but remains available for our liquidity requirements.

On April 3, 2007, we entered into a five-year revolving credit facility (“Facility”) with a maximum available borrowing capacity of $200 million.  Borrowings under the Facility bear interest at a floating rate based on the London Interbank Offering Rate (LIBOR) plus a spread ranging from 0.5% to 0.875%, depending on our ratio of debt to trailing 12-month earnings before interest, taxes, depreciation, amortization and noncash stock option expense (“EBITDA”), as defined in the agreement.  In addition, we pay a commitment fee ranging from 0.1% to 0.175%, also depending on our ratio of debt to EBITDA, calculated on the average unused portion of the Facility.  The outstanding borrowings under this Facility were used to support the accelerated share repurchase we entered into on March 12, 2007, as well as subsequent treasury stock purchases.  Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of January 1, 2008, we had net availability for borrowings of $9.5 million, based on outstanding debt of $175.0 million and $15.5 million in standby letters of credit.  The Facility provides that we will maintain certain financial covenants, which include a debt to EBITDA ratio below a specified threshold, as well as a minimum EBITDAR (EBITDA plus rental expense), as defined in the agreement, to interest and rental expense ratio.  At January 1, 2008, we were in compliance with these covenants.

We are in discussions with our lenders to increase our revolving credit facility by approximately $50 million to $100 million. There can be no assurance that we will be able to obtain an increase in the desired amount or at terms acceptable to us. The availability and terms of additional financing are subject to a number of factors, some of which are beyond our control, including general economic conditions.  We plan to use any increase, together with expected free cash flows from operations, to fund the repurchase of shares pursuant to our repurchase authorization.

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

During fiscal 2007, our capital expenditures were $211 million.  New restaurant openings (including several restaurants under development as of January 1, 2008) accounted for $163 million of this amount.  Approximately $7 million of new restaurant capital expenditures were funded through deemed landlord financing. Of the remaining capital expenditures, $34 million represented maintenance and capacity addition outlays for our existing restaurants, and approximately $14 million was for bakery and corporate infrastructure investments.

For fiscal 2008, we currently estimate our cash outlays for capital expenditures to range between $90 million and $95 million, net of agreed-upon up-front cash landlord construction contributions and excluding $13 million to $15 million of expected noncapitalizable preopening costs for new restaurants.  This amount also excludes approximately $15 million of landlord construction contributions to be applied as reductions to minimum or percentage rent over the lease terms. The amount reflected as additions to property and equipment in the consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each operating lease (See Note 1 of Notes to Consolidated Financial Statements in Part II, Item 8 of this report).  This estimate contemplates a net outlay of $60 million to $63 million for as many as nine restaurants to be opened during fiscal 2008, including our newest concept, Rock Sugar Pan Asian Kitchen, estimated construction-in-progress disbursements for anticipated fiscal 2009 openings and estimated collections of up-front cash landlord construction contributions. Expected capital expenditures for fiscal 2008 also include approximately $17 million to $18 million for maintenance and capacity addition expenditures to our existing restaurants and $14 million to $15 million for bakery and corporate infrastructure investments.

Based on our current expansion objectives, we believe that our cash and short-term investments on hand, combined with expected cash flows provided by operations, available borrowings under our credit facility and expected landlord construction contributions should be sufficient in the aggregate to finance our planned capital expenditures and other operating activities through the foreseeable future.  We are in discussions with our lenders to increase our revolving credit facility by approximately $50 million to $100 million.  We plan to use any increase, together with expected free cash flows from operations, to fund the repurchase of shares pursuant to our repurchase authorization.  We may seek additional funds to finance our growth in the future.  However, there can be no assurance that such funds will be available when needed or on terms acceptable to us.

Our Board of Directors increased the share repurchase authorization of our common shares by 15.0 million shares during fiscal 2007 and by 10.0 million shares in February 2008 for a total authorization of 31.0 million shares.  Under these authorizations, we have cumulatively repurchased 13.5 million shares at a total cost of $333.7 million through January 1, 2008.  During fiscal 2007, we repurchased 9.9 million shares of our common stock at a cost of $253.3 million.

The share repurchase authorization does not have an expiration date and it does not require us to purchase a specific number of shares.   This authorization may be modified, suspended or terminated at any time.  The timing and number of shares repurchased pursuant to the share repurchase authorization will be subject to a number of factors, including current market conditions, legal constraints and available cash or other sources of funding.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us.  Our share repurchase plan will be used to return excess capital to shareholders in years when new restaurant site availability does not meet our criteria, as well as to minimize the dilutive impact of our stock option programs.

As of February 28, 2008, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties.  Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Contractual Obligations and Commercial Commitments

The following schedules summarize our contractual obligations and commercial commitments as of January 1, 2008 (amounts in millions):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Contractual obligations
Operating leases (1)	$1,014.2	$54.8	$113.1	$117.3	$729.0
Long-term debt	175.0	—	—	175.0	—
Purchase obligations (2)	125.7	91.9	32.9	0.9	—
FIN 48 liability (3)	18.5	17.1	1.4	—	—
Total	$1,333.4	$163.8	$147.4	$293.2	$729.0

Other commercial commitments
Standby letters of credit	$15.5	$—	$—	$15.5	$—

(1)          Represents aggregate minimum lease payments for our restaurant operations, automobiles and certain equipment, including amounts characterized as deemed landlord financing payments in accordance with Emerging Issues Task Force (“EITF”) 97-10, “The Effect of Lessee Involvement in Asset Construction.”  See Note 1 in Notes to Consolidated Financial Statements.  Most of our leases also require contingent rent in addition to the minimum base rent based on a percentage of sales ranging from 3% to 10% and require expenses incidental to the use of the property.

(2)            Purchasing obligations represent commitments for the purchase of goods and estimated construction commitments, net of agreed-upon up-front landlord construction contributions.  Amounts exclude agreements that are cancelable without significant penalty.

(3)            Represents liability for uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”).

We expect to fund our contractual obligations primarily with operating cash flows generated in the normal course of business.  As discussed above, we are in discussions with our lenders to increase our revolving credit facility by approximately $50 million to $100 million (See “Liquidity and Capital Resources”).

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial condition and results of operations and also require the greatest amount of subjective or complex judgments by management.  Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions.  We consider the following policies to be the most critical in understanding the judgment that is involved in preparing our consolidated financial statements.

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

Self-Insurance Liability

We retain the financial responsibilty for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employee health benefits and other insurable risks.  The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR claims”) as of the balance sheet date. Our estimated liabilities are not discounted and are based on information provided by our insurance brokers and insurers, combined with our judgment regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices.  We maintain stop-loss coverage with third party insurers to limit our individual claim exposure for each of our programs and for aggregate exposure on our employee health benefits program.  The estimated amounts receivable from our third-party insurers under this coverage are recorded in other receivables.  Significant judgment is required to estimate IBNR amounts as parties have yet to assert such claims.  If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

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

Prior to the January 4, 2006 adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and therefore, recognized expense for certain grants of stock options that were issued at a discount to directors, officers and employees.  As permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation based on grant date fair value was included as a pro forma disclosure in the Notes to the Consolidated Financial Statements.

Effective January 4, 2006, we adopted SFAS 123R using the modified prospective transition method and as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for: 1) expense related to the remaining unvested portion of all stock option awards granted prior to January 4, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) expense related to all stock option awards granted on or subsequent to January 4, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which is then amortized on a straight-line basis over the requisite service period.  (See Note 11 of Notes to Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of stock-based compensation.)

Income Taxes

We provide for income taxes based on our estimate of federal and state tax liabilities.  Our estimates include, but are not limited to, effective state and local income tax rates, allowable tax credits for items such as FICA taxes paid on reported tip income, and estimates related to depreciation expense allowable for tax purposes.  Our estimates are made based on the best available information at the time we prepare our income tax provision.  In making our estimates, we also consider the impact of legislative and judicial developments.  As these developments evolve, we update our estimates, which, in turn, may result in adjustments to our effective tax rate.  We usually file our income tax returns within nine to ten months after our fiscal year-end.  All tax returns are subject to audit by federal and state governments, usually years after the returns are filed, and could be subject to differing interpretations of the tax laws.

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

did not have a material impact on our results of operations, financial condition or liquidity.  Our estimates may change in the future due to new developments.  For additional information regarding the adoption of FIN 48, see Note 8 of Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  The Statement applies whenever other statements require or permit assets or liabilities to be measured at fair value.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, which have been deferred for one year.  We do not expect the impact of this Statement to have a material effect on our consolidated financial statements.

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

Impact of Inflation and Changes in the Costs of Key Operating Resources

Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy and other supplies and services.  Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our restaurant and bakery customers.  While we have taken steps to qualify multiple suppliers and enter into agreements for some of the commodities used in our restaurant and bakery operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control.  We are currently unable to contract for many of our fresh commodities such as fish and dairy items (except for cream cheese used in our bakery operations) for periods longer than 30 days.  Consequently, such commodities can be subject to unforeseen supply and cost fluctuations.  Dairy costs can also fluctuate due to government regulation.  The impact of inflation on food, labor, energy and occupancy costs can significantly affect the profitability of our restaurant and bakery operations.

Many of our restaurant and bakery employees are paid hourly rates related to the federal minimum wage.  In fiscal 2007, Congress enacted an increase in the federal minimum wage implemented in two phases, beginning in fiscal 2007 and concluding in fiscal 2008.  In addition, numerous state and local governments increased the minimum wage within their jurisdictions, with further state minimum wage increases going into effect in fiscal 2008. Additionally, a general shortage in the availability of qualified restaurant management and hourly workers in certain geographical areas in which we operate has caused related increases in the costs of recruiting and compensating such employees.  Certain operating costs, such as taxes, insurance and other outside services continue to increase with the general level of inflation or higher and may also be subject to other cost and supply fluctuations outside of our control.

While we have been able to partially offset inflation and other changes in the costs of key operating resources by gradually increasing prices for our menu items and bakery products, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future.  From time to time, competitive conditions could limit our menu pricing flexibility.  In addition, macro economic conditions could make additional menu price increases imprudent.  There can be no assurance that all future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our restaurant guests without any resulting changes in their visit frequencies or purchasing patterns.  Substantially all of the leases for our restaurants provide for contingent rent obligations based on a percentage of sales.  As a result, rent expense will absorb a proportionate share of any menu price increases in our restaurants.  There can be no assurance that we will continue to generate increases in comparable restaurant and bakery sales in amounts sufficient to offset inflationary or other cost pressures.

Seasonality and Quarterly Results

Our business is subject to seasonal fluctuations. Historically, our highest levels of revenues and net income for our established restaurants have occurred in the second and third quarters of the fiscal year.  Approximately two-thirds of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales.  Patio seating represents approximately 19% of the total available productive seating for all restaurants open as of January 1, 2008 and can be subject to disruption from inclement weather.  Holidays, severe weather, hurricanes, thunderstorms and similar conditions may impact restaurant sales volumes seasonally in some of the markets where we operate.  Our bakery operations are seasonal to the extent that the fourth quarter’s sales are typically higher due to holiday business.  Additionally, bakery sales comparisons may fluctuate significantly from quarter to quarter due to the timing and size of orders from our larger bakery customers.  Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated preopening costs.  As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

ITEM 7A:      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains forward-looking statements.  Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

We are exposed to market risk from interest rate changes on funded debt.  This exposure relates to the portion of the interest rate on our $200 million revolving credit facility (“Facility”) that is indexed to three-month LIBOR.  On April 3, 2007, we entered into a five-year, zero-cost interest rate collar to hedge $100 million of the Facility.  The interest rate collar consists of a combination of a purchased cap option with a three-month LIBOR cap rate of 5.35% and a sold floor option with a three-month LIBOR floor rate of 4.69%.  On October 3, 2007, we entered into another zero-cost interest rate collar to hedge interest rate variability on an additional $50 million of our revolving credit facility.  This interest rate collar consists of a combination of a purchased cap option with a three-month LIBOR cap rate of 5.35% and a sold floor option with a three-month LIBOR floor rate of 4.49%.  At January 1, 2008, we had $175.0 million in debt outstanding under the Facility.  Since a portion of this debt is hedged, a hypothetical 1% interest rate increase would only have a $0.4 million impact on our results of operations.

A change in market prices also exposes us to market risk related to our investments in marketable securities.  As of January 1, 2008 and January 2, 2007, we held $12.4 million and $89.5 million in available-for-sale marketable securities, respectively.  A hypothetical 10% decline in the market value of those securities would result in $1.2 million and $9.0 million of unrealized losses and a corresponding decline in their fair values at January 1, 2008 and January 2, 2007, respectively.  This hypothetical decline would not affect our cash flows unless the securities were disposed of.

We purchase food and other commodities for use in our operations, based on market prices established with our suppliers.  Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control.  To manage this risk in part, we attempt to enter into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements.  However, we are currently unable to contract for many of our fresh commodities such as fish and dairy items (except for cream cheese used in our bakery operations) for periods longer than 30 days.  Dairy costs can also fluctuate due to government regulation.  Substantially all of our food and supplies are available from several sources, which helps to diversify our overall commodity cost risk.  In addition, we have the ability to increase certain menu prices, or vary certain menu items offered, in response to food commodity price increases.  Some of our commodity purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps.  We do not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

ITEM 8:             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required to be filed hereunder are set forth on pages 50 through 74 of this report.

ITEM 9:             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 1, 2008.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 1, 2008 based on the criteria in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 1, 2008.

The effectiveness of our internal control over financial reporting as of January 1, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter ended January 1, 2008 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B:          OTHER INFORMATION

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a code of ethics that applies to, among others, our principal executive officer, principal financial officer, and principal accounting officer, entitled “Code of Ethics for Executive Officers, Senior Financial Officers and Directors,” which we make available on our website at thecheesecakefactory.com.  Information with respect to our executive officers is included in Part I, Item 1 of this report.  Other information required by this item is hereby incorporated by reference from the sections entitled “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2008 (the “Proxy Statement”).

ITEM 11.           EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the sections entitled “Board of Directors and Committee Meetings, Committee Members and Chairpersons, Attendance and Fees,” “Compensation Discussion and Analysis” and “Executive Compensation” in the Proxy Statement.

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

		The Exhibits required to be filed hereunder are listed in the exhibit index included herein at page 75.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Cheesecake Factory Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of The Cheesecake Factory Incorporated and its subsidiaries at January 1, 2008 and January 2, 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 8 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109, on January 3, 2007. As discussed in Note 1 and 11 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

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

PricewaterhouseCoopers LLP

Los Angeles, California

February 28, 2008

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 1, 2008	January 2, 2007
ASSETS
Current assets:
Cash and cash equivalents	$36,867	$44,790
Investments and marketable securities	5,014	56,268
Accounts receivable	11,347	11,639
Income tax receivable	—	4,943
Other receivables	61,045	42,801
Inventories	24,058	20,775
Prepaid expenses	27,879	21,261
Deferred income taxes	15,003	—

Total current assets	181,213	202,477

Property and equipment, net	862,331	732,204

Other assets:
Marketable securities	7,348	33,256
Trademarks	3,490	3,120
Prepaid rent	58,101	43,870
Other	33,270	24,804

Total other assets	102,209	105,050

Total assets	$1,145,753	$1,039,731

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,924	$45,570
Income taxes payable	11,536	—
Other accrued expenses	147,612	117,127
Deferred income taxes	—	99

Total current liabilities	217,072	162,796

Deferred income taxes	66,202	68,174
Deferred rent	50,025	43,062
Deemed landlord financing liability	50,214	39,381
Long-term debt	175,000	—
Other noncurrent liabilities	24,314	14,776

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 82,660,209 and 81,886,228 shares issued at January 1, 2008 and January 2, 2007, respectively	827	819
Additional paid-in capital	354,328	319,943
Retained earnings	544,418	471,798
Accumulated other comprehensive loss	(2,898)	(553)
Treasury stock 13,508,424 and 3,627,217 shares at cost at January 1, 2008 and January 2, 2007, respectively	(333,749)	(80,465)

Total stockholders’ equity	562,926	711,542

Total liabilities and stockholders’ equity	$1,145,753	$1,039,731

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year
	2007	2006	2005
Revenues	$1,511,577	$1,315,325	$1,182,053
Costs and expenses:
Cost of sales	380,996	333,528	302,889
Labor expenses	491,614	420,957	364,173
Other operating costs and expenses	353,547	303,240	268,253
General and administrative expenses	83,949	72,751	53,527
Depreciation and amortization expenses	64,202	53,064	45,177
Preopening costs	26,466	24,944	18,293
Total costs and expenses	1,400,774	1,208,484	1,052,312
Income from operations	110,803	106,841	129,741
Interest expense	(10,852)	(1,878)	(942)
Interest income	4,703	6,123	4,860
Other income, net	1,009	2,048	557
Income before income taxes	105,663	113,134	134,216
Income tax provision	31,699	31,852	46,268
Net income	$73,964	$81,282	$87,948

Net income per share:
Basic	$1.02	$1.04	$1.12
Diluted	$1.01	$1.02	$1.10

Weighted average shares outstanding:
Basic	72,475	78,181	78,354
Diluted	73,504	79,460	80,176

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, December 28, 2004	79,884	$799	$264,839	$302,568	$(897)	$(26,486)	$540,823
Comprehensive income:
Net income	—	—	—	87,948	—	—	87,948
Net unrealized loss on available-for-sale securities	—	—	—	—	(338)	—	(338)
Total comprehensive income							87,610
Issuance of common stock from stock options exercised	1,026	10	12,950	—	—	—	12,960
Tax benefit related to stock options exercised	—	—	8,465	—	—	—	8,465
Stock-based compensation	—	—	826	—	—	—	826
Purchase of treasury stock	—	—	—	—	—	(3,985)	(3,985)
Balance, January 3, 2006	80,910	809	287,080	390,516	(1,235)	(30,471)	646,699
Comprehensive income:
Net income	—	—	—	81,282	—	—	81,282
Net unrealized gain on available-for-sale securities	—	—	—	—	682	—	682
Total comprehensive income							81,964
Issuance of common stock from stock options exercised	636	7	9,526	—	—	—	9,533
Tax benefit related to stock options exercised	—	—	3,771	—	—	—	3,771
Stock-based compensation	—	—	19,566	—	—	—	19,566
Issuance of restricted stock, net of forfeitures	340	3	—	—	—	—	3
Purchase of treasury stock	—	—	—	—	—	(49,994)	(49,994)
Balance, January 2, 2007	81,886	819	319,943	471,798	(553)	(80,465)	711,542
Cumulative effect of adoption of FIN48	—	—	—	(1,344)	—	—	(1,344)
Balance, January 2, 2007, as adjusted	81,886	819	319,943	470,454	(553)	(80,465)	710,198
Comprehensive income:
Net income	—	—	—	73,964	—	—	73,964
Net unrealized gain on available-for-sale securities	—	—	—	—	504	—	504
Net unrealized loss on derivative financial instruments	—	—	—	—	(2,849)	—	(2,849)
Total comprehensive income							71,619
Issuance of common stock from stock options exercised	587	6	8,245	—	—	—	8,251
Tax benefit related to stock options exercised	—	—	2,031	—	—	—	2,031
Stock-based compensation	—	—	19,853	—	—	—	19,853
Issuance of restricted stock, net of forfeitures	187	2	—	—	—	—	2
Purchase of treasury stock	—	—	4,256	—	—	(253,284)	(249,028)
Balance, January 1, 2008	82,660	$827	$354,328	$544,418	$(2,898)	$(333,749)	$562,926

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2007	2006	2005

Cash flows from operating activities:
Net income	$73,964	$81,282	$87,948
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	64,202	53,064	45,177
Contribution of land and building	—	(1,500)	—
Deferred income taxes	(189)	4,803	19,570
Stock-based compensation	18,172	18,225	826
Tax benefit related to stock options exercised	2,031	3,771	8,465
Excess tax benefit related to stock options exercised	(1,577)	(2,213)	—
Other	(15)	66	8
Changes in assets and liabilities:
Accounts receivable	292	(3,531)	384
Other receivables	(18,244)	(21,354)	(3,287)
Inventories	(3,283)	(1,656)	(8,632)
Prepaid expenses	(6,618)	(6,678)	(4,937)
Other assets	(22,936)	(11,889)	(8,134)
Accounts payable	12,354	13,420	109
Income taxes payable	1,152	(6,015)	2,671
Other accrued expenses	40,796	32,860	25,344
Cash provided by operating activities	160,101	152,655	165,512

Cash flows from investing activities:
Additions to property and equipment	(211,025)	(185,738)	(170,162)
Investments in available-for-sale securities	(47,865)	(57,473)	(97,863)
Sales of available-for-sale securities	125,784	115,975	87,715
Cash used in investing activities	(133,106)	(127,236)	(180,310)

Cash flows from financing activities:
Deemed landlord financing proceeds	30,323	27,245	23,177
Deemed landlord financing payments	(1,041)	(678)	(343)
Proceeds from exercise of employee stock options	8,251	9,533	12,960
Excess tax benefit related to stock options exercised	1,577	2,213	—
Borrowings on credit facility	175,000	—	—
Purchase of treasury stock	(249,028)	(49,994)	(3,985)
Cash (used in)/provided by financing activities	(34,918)	(11,681)	31,809

Net change in cash and cash equivalents	(7,923)	13,738	17,011
Cash and cash equivalents at beginning of period	44,790	31,052	14,041
Cash and cash equivalents at end of period	$36,867	$44,790	$31,052

Supplemental disclosures:
Interest paid	$8,438	$1,786	$895
Income taxes paid	$28,649	$34,018	$15,725

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies:

Description of Business

The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we,” “us” and “our”) operates 152 upscale, full-service, casual dining restaurants under The Cheesecake Factory® and Grand Lux Cafe® marks.  We also operate a self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark.  Additionally, we operate two bakery production facilities that produce baked desserts and other products for our restaurants and for other foodservice operators, retailers and distributors.  We also license two bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.  All of our Company-operated and licensed restaurants and our bakery production facilities are located within the United States.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and its wholly owned subsidiaries.  All intercompany accounts and transactions for the periods presented have been eliminated in consolidation.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31st for financial reporting purposes.  Fiscal years 2007 and 2006 each consisted of 52 weeks.  Fiscal 2005 consisted of 53 weeks.

Reclassification

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, investments, receivables, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of long-term debt and deemed landlord financing liabilities are determined using current applicable rates for similar instruments as of the balance sheet date and approximates the carrying value of such obligations.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at date of purchase to be cash equivalents.  Amounts receivable from credit card processors, totaling $7.5 million and $5.2 million at January 1, 2008 and January 2, 2007, respectively, are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.  Checks issued, but not yet presented for payment to our bank, are reflected as a reduction of cash and cash equivalents in our accompanying consolidated balance sheets.

Investments and Marketable Securities

We principally invest our excess cash balances in U.S. Treasury and Agency securities, investment grade corporate debt securities rated “A” or better and money market mutual funds.  We generally classify all of our investments and marketable securities as available-for-sale securities, even though our current liquidity position and requirements provide us with the ability to hold a substantial amount of such securities to maturity.  Debt securities classified as available-for-sale securities are reported at their fair value, with unrealized gains and losses excluded from net income and reported as a separate component of stockholders’ equity (net of the related tax effect) until realized.  Fair value is determined by the most recently traded price of each security at the balance sheet date, plus any accrued interest.  Realized gains or losses are determined on the specific identification cost method.  At January 1, 2008 and January 2, 2007, all of our investments and marketable securities were classified in the available-for-sale category.

Accounts and Other Receivables

Our accounts receivable principally result from credit sales to bakery customers.  Other receivables consist of various amounts due from landlords, insurance providers, our gift card reseller and others in the ordinary course of business, refundable income taxes and accrued interest on investments and marketable securities.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are cash and cash equivalents, investments and marketable securities, and receivables.  We currently maintain a majority of our day-to-day operating cash balances with one major financial institution. At times, cash balances may be in excess of FDIC insurance limits.  We have not experienced any losses in these accounts and believe we are not exposed to any significant risk on cash and cash equivalents.  We place our temporary excess cash with a major financial institution that, in turn, invests in investment-grade commercial paper and other corporate obligations rated “A” or higher, certificates of deposit, government obligations and other investments and marketable securities.  Our investment policy limits the amount of exposure to any one institution or investment.  We consider the concentration of credit risk for accounts receivable to be minimal as a result of our significant number of outside bakery customers, as well as the payment histories and general financial condition of our larger outside bakery customers.  Concentration of credit risk related to other receivables is limited as this balance is comprised primarily of amounts due from our landlords for the reimbursement of tenant improvements.

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

Derivative Financial Instruments

Our derivative financial instruments consist of two zero-cost interest rate collars to hedge interest rate variability on our revolving credit facility.  We formally document the relationship between the hedging instruments and the hedged items, as well as our risk management objective and strategy for undertaking hedge transactions.  These interest rate collars qualify for hedge accounting as cash flow hedges.  Accordingly, we recognize these derivatives at fair value as either assets or liabilities on the consolidated balance sheets.  All changes in fair value are recorded in accumulated other comprehensive income and subsequently reclassified into earnings when the related interest expense on the underlying borrowing is recognized.  We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes.

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

Upon completion of construction for those leases that meet the criteria of EITF 97-10, the lease may qualify for sale-leaseback treatment in accordance with SFAS No. 98.  For these leases, the deemed landlord financing liability and the associated construction-in-progress are removed and the difference is reclassified to prepaid or deferred rent and amortized over the lease term as an increase or decrease to rent expense.  If the lease does not qualify for sale-leaseback treatment in accordance with SFAS No. 98, the deemed landlord financing liability is amortized over the lease term based on the rent payments designated in the lease agreement.

Preopening Costs

We expense costs directly related to the opening of new restaurants, including training, relocation and rent expense subsequent to the construction period but prior to restaurant opening.  We expense preopening costs as incurred.

Self-Insurance Liability

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employee health benefits and other insurable risks.  The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR claims”) as of the balance sheet date.  Our estimated liabilities are not discounted and are based on information provided by our insurance brokers and insurers, combined with our judgment regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices.  We maintain stop-loss coverage with third party insurers to limit our individual claim exposure for each of our programs and for aggregate exposure on our employee health benefits program.  The estimated amounts receivable from our third-party insurers under this coverage are recorded in other receivables and were $5.7 million and $4.6 million at January 1, 2008 and January 2, 2007, respectively.  Significant judgment is required to estimate IBNR amounts as parties have yet to assert such claims.  If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

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

Stock-Based Compensation

We maintain performance incentive plans under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, deferred shares, performance shares and performance units may be granted to employees and consultants.  Non-employee directors may receive non-qualified stock options only.  Our current performance incentive plans permit the issuance of up to 20.0 million shares of our common stock, of which 6.8 million are available for grant.  To date, we have only granted non-qualified stock options and restricted shares under these plans.  Stock options generally vest at 20% per year or cliff vest in five years, expire ten years from the date of grant, and become exercisable provided that we or the grantee meet or exceed certain performance criteria approved by our Board of Directors.  Restricted shares generally vest 100% after three years and are not subject to performance criteria.  Our current practice is to issue new shares, rather than treasury shares, upon stock option exercises and for restricted share grants.

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

Net Income per Share

In accordance with the provisions of SFAS No. 128, “Earnings Per Share,” basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  At January 1, 2008, 0.5 million shares of restricted stock issued to employees were unvested, and were therefore excluded from the calculation of basic earnings per share for the year ended January 1, 2008.  Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted shares, calculated using the treasury stock method.  Assumed proceeds from the in-the-money options for fiscal years 2007 and 2006 include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by SFAS No. 123R.

	Fiscal Year
	2007	2006	2005
	(In thousands, except per share data)

Net income	$73,964	$81,282	$87,948

Basic weighted average shares outstanding	72,475	78,181	78,354
Dilutive effect of stock options and restricted shares	1,029	1,279	1,822

Diluted weighted average shares outstanding	73,504	79,460	80,176

Basic net income per share	$1.02	$1.04	$1.12

Diluted net income per share	$1.01	$1.02	$1.10

Shares of common stock equivalents of 5.9 million, 4.2 million and 0.2 million for fiscal 2007, 2006 and 2005, respectively, were not included in the diluted calculation due to their anti-dilutive effect.

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investment by and distribution to owners.  Comprehensive income reported on our consolidated statements of stockholders’ equity consists of net income, the unrealized portion of changes in the fair value of our cash flow hedges and unrealized gains or losses on available-for-sale securities.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  The Statement applies whenever other statements require or permit assets or liabilities to be measured at fair value.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, which have been deferred for one year.  We do not expect the impact of this Statement to have a material effect on our consolidated financial statements.

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

2.     Investments and Marketable Securities:

We generally invest our excess cash balances in U.S. Treasury and Agency securities, investment grade corporate debt securities rated “A” or better and money market mutual funds.

Investments and marketable securities consisted of (in thousands):

Classification	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Maturity
At January 1, 2008:
Current assets:
Available-for-sale securities:
Corporate debt securities	$1,263	$—	$(8)	$1,255	June 2008 to August 2008
U.S. Treasury securities	3,764	—	(5)	3,759	February 2008 to May 2008
Total	$5,027	$—	$(13)	$5,014
Other assets:
Available-for-sale securities:
Corporate debt securities	$7,413	$3	$(68)	$7,348	January 2009 to May 2010
U.S. Treasury securities	—	—	—	—
Total	$7,413	$3	$(68)	$7,348

At January 2, 2007:
Current assets:
Available-for-sale securities:
Corporate debt securities	$13,561	$—	$(38)	$13,523	January 2007 to November 2007
U.S. Treasury securities	42,911	—	(166)	42,745	January 2007 to December 2007
Total	$56,472	$—	$(204)	$56,268

Other assets:
Available-for-sale securities:
Corporate debt securities	$11,136	$—	$(169)	$10,967	April 2008 to January 2011
U.S. Treasury securities	22,685	—	(396)	22,289	February 2008 to September 2010
Total	$33,821	$—	$(565)	$33,256

The following tables present the length of time available-for-sale securities were in continuous unrealized loss positions, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		Greater Than or Equal to 12 Months
	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value
At January 1, 2008:
Corporate debt securities	$(3)	$716	$(73)	$6,892
U.S. government agency obligations	(5)	3,759	—	—
Total	$(8)	$4,475	$(73)	$6,892
At January 2, 2007:
Corporate debt securities	$(14)	$9,284	$(193)	$14,933
U.S. government agency obligations	(44)	7,460	(518)	51,659
Total	$(58)	$16,744	$(711)	$66,592

Gross unrealized holding losses of $8,000 for less than 12 months and $73,000 for greater than or equal to 12 months as of January 1, 2008, pertain to four and eight fixed income securities, respectively, and were primarily caused by interest rate increases.  Since we have the ability and intent to hold these securities until a recovery of fair value, which may be at maturity, and because the unrealized losses were primarily due to higher interest rates, we do not consider these securities to be other-than-temporarily impaired.  In addition, the U.S. government agency obligations are rated “AAA,” and the contractual terms of these securities do not permit the issuer to settle at a price less than the par value of the investment, which is the equivalent of the amount due at maturity.  Based on the specific requirements of our investment policy, the type of investments we hold are not impacted by current credit market conditions.

There were no significant realized losses recorded for other than temporary impairments during either fiscal 2007 or 2006.

3.     Other Receivables:

Other receivables consisted of (in thousands):

	January 1, 2008	January 2, 2007

Landlord construction allowances	$33,274	$21,591
Receivable from third-party insurers	6,519	5,960
Receivable from third-party gift card reseller	11,331	7,939
Other	9,921	7,311
Total	$61,045	$42,801

4.     Inventories:

Inventories consisted of (in thousands):

	January 1, 2008	January 2, 2007

Restaurant food and supplies	$11,018	$10,562
Bakery finished goods	9,686	6,947
Bakery raw materials and supplies	3,354	3,266
Total	$24,058	$20,775

5.     Property and Equipment:

Property and equipment consisted of (in thousands):

	January 1, 2008	January 2, 2007

Land and related improvements	$13,410	$13,410
Buildings	17,692	17,692
Leasehold improvements	776,279	620,129
Fixtures and equipment	271,214	228,869
Computer software and equipment	46,097	37,189
Restaurant smallware	22,113	18,989
Construction in progress	22,615	44,728

Property and equipment, total	1,169,420	981,006
Less: accumulated depreciation and amortization	(307,089)	(248,802)
Property and equipment, net	$862,331	$732,204

Repair and maintenance expenses for fiscal 2007, 2006 and 2005 were $23.7 million, $19.1 million and $16.2 million, respectively.

6.     Other Accrued Expenses:

Other accrued expenses consisted of (in thousands):

	January 1, 2008	January 2, 2007
Insurance	$26,625	$22,142
Gift cards	56,903	42,609
Salaries and wages	17,611	17,151
Employee benefits	9,914	8,960
Payroll and sales taxes	10,904	10,458
Rent and related expenses	7,731	5,596
Other	17,924	10,211
Total	$147,612	$117,127

7.     Commitments and Contingencies:

We lease all of our restaurant locations under operating leases, with remaining terms ranging from 1 year to 22 years.  The restaurant leases typically include land and building shells, require contingent rent above the minimum base rent payments based on a percentage of sales ranging from 3% to 10%, and require various expenses incidental to the use of the property.  Most leases have renewal options, which we have always exercised in the past.  Many of our leases provide early termination rights permitting us to terminate the lease prior to expiration if we do not achieve specified sales levels in certain years commencing after the fifth lease year.  We also lease automobiles and certain equipment under operating lease agreements.

As of January 1, 2008, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments in accordance with Emerging Issues Task Force (“EITF”) 97-10, “The Effect of Lessee Involvement in Asset Construction,” are as follows (in thousands):

2008	$54,843
2009	56,164
2010	56,977
2011	57,895
2012	59,417
Thereafter	728,948
Total	$1,014,244

Rent expense on all operating leases was as follows (in thousands):

	Fiscal Year
	2007	2006	2005
Straight-lined minimum base rent	$50,274	$43,718	$38,154
Contingent rent	21,294	20,702	19,729
Other charges	20,473	17,155	14,921
Total	$92,041	$81,575	$72,804

With respect to six potential restaurant locations with executed leases as of February 28, 2008 that are currently planned for openings in fiscal 2008, we have estimated construction commitments (leasehold improvements, fixtures and equipment), net of agreed-upon up-front cash landlord construction contributions, totaling approximately $53.9 million.

As credit guarantees to insurers, we have $15.5 million in standby letters of credit related to our self-insurance liabilities.  All standby letters of credit are renewable annually.

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employee health benefits and other insurable risks.  The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR claims”) as of the balance sheet date.  Our estimated liabilities are not discounted and are based on information provided by our insurance brokers and insurers, combined with our judgment regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices.  We maintain stop-loss coverage with third party insurers to limit our individual claim exposure for each of our programs and for aggregate exposure on our employee health benefits program.  The estimated amounts receivable from our third-party insurers under this coverage are recorded in other receivables.  Significant judgment is required to estimate IBNR amounts as parties have yet to assert such claims.  If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

On August 29, 2006, five present and former hourly restaurant employees in the States of Tennessee, Texas and Arizona filed a lawsuit in the U.S. District Court for the Middle District of Tennessee against us alleging violations of the Fair Labor Standards Act with respect to alleged minimum wage violations, improper payroll deductions and requiring work “off the clock,” among others claims (Smith v. The Cheesecake Factory Restaurants, Inc. et al; Case No. 3 06 0829).  The lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. The plaintiffs also seek attorneys’ fees for themselves.  A motion to compel arbitration is currently pending in front of the court.  We intend to vigorously defend this action.  Based on the current status of this matter, we have not reserved for any potential future payments.

On January 9, 2007, two former hourly restaurant employees in the State of California filed a lawsuit in the Los Angeles County Superior Court against us alleging violations of California’s wage and hour laws with respect to alleged failure to pay proper wages, improper payroll deductions, and violations of the California meal and break period laws, among others claims (Guardado v. The Cheesecake Factory Restaurants, Inc. et al; Case No. BC360426).  The lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. The plaintiffs also seek attorneys’ fees for themselves.  We intend to vigorously defend this action.  Based on the current status of this matter, we have not reserved for any potential future payments.

Following our announcement on July 18, 2006 of the Audit Committee of our Board of Directors’ review of our historical stock option granting practices, a number of purported Company shareholders brought eight separate putative shareholder derivative actions (the “Option Derivative Actions”) against certain current and former Directors and certain of our current and former officers alleging that the defendants improperly dated certain historical stock option grants.  These cases, filed in Los Angeles County Superior Court were styled as Siebles v. Deitchle et. al. (Case No. BC355872) (subsequently re-filed in federal court), McGee v. Overton et al. (Case No. BC355953); Rigotti v. Overton, et al. (Case No. BC356850), Cullen v. Overton, et al. (Case No. BC356851), Sachs v. Overton et al. (Case No. BC357065), and filed in United States District Court for the Central District were styled as Siebles v. Deitchle et.al. (Case No. CV06 6234), Kuhns v. Deitchle et al. (Case No. SACV06917) and Freed v. Overton et al. (Case No. CV 06 06486).  On January 4, 2007, our Board of Directors established a Special Litigation Committee to facilitate timely and orderly consideration of the matters raised by and relating to the Option Derivative Actions. This committee has completed its inquiry and the parties have negotiated a stipulated settlement of the Option Derivative Actions.  This stipulation is subject to judicial approval after notice and hearing.  In consideration for the full settlement and release of all released claims (as defined in the stipulation), the stipulation provides for certain corporate governance reforms, consisting principally of the following: (i) additional processes for the approval of stock option grants; (ii) adoption of additional standards for director independence; (iii) the addition of one new independent director; (iv) additional insider trading controls; (v) provisions for recovery of performance-based cash bonus payments made to executive officers that were predicated on later-restated financial statements; and (vi) provisions for director education.  In addition, the stipulation includes the agreement of each of David Overton, our Chief Executive Officer, Gerald Deitchle, a former Chief Financial Officer, Thomas Gregory, a director, Wayne White, a director, and Jerome Kransdorf, a director, that an aggregate of $940,000  will be repaid to the

Company by them, contingent upon final approval of the stipulation.  We had $2.1 million accured at January 1, 2008 for settlement of this matter.

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

The Internal Revenue Service is currently auditing our tax returns for fiscal years 2003, 2004 and 2005 with respect to the deductibility of certain compensation in excess of $1 million per year paid to certain executive officers resulting from their exercise of stock options later determined to be misdated under the provisions of Internal Revenue Code Section 162(m).  Although no final determination has been made, an unfavorable audit could result in additional taxes and penalties owed in fiscal 2008.  It is our position that these options were performance based and met the requirements of Section 162(m) for deductibility.

We have severance and employment agreements with certain of our executive officers that provide for payments to those officers in the event of a termination of their employment as a result of a change in control of the Company or without cause, as defined in those agreements.  Aggregate payments totaling approximately $3.6 million would have been required by those agreements had all such officers terminated their employment for those reasons as of January 1, 2008.  In addition, the employment agreement with our Chief Executive Officer specifies an annual founder’s retirement benefit equal to 20% of his base salary (in effect immediately prior to termination) for the first ten years after termination of his full time employment, increasing to 40% for each year thereafter until his death.  During 2007, we incurred compensation expense of $0.4 million for this retirement benefit, with a projected future obligation of $0.4 million.

8.     Income Taxes:

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year
	2007	2006	2005

Income before income taxes	$105,663	$113,134	$134,216
Income tax provision:
Current:
Federal	$26,943	$22,198	$21,699
State	4,945	4,851	5,343
Total current	31,888	27,049	27,042
Deferred	(189)	4,803	19,226
Total	$31,699	$31,852	$46,268

The following is a reconciliation between the U.S. federal statutory rate and the effective tax rate:

	Fiscal Year
	2007	2006	2005

Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and district income taxes, net of federal income tax benefit	3.0	2.4	3.9
Tax credits and incentives	(6.5)	(5.1)	(4.0)
Change in uncertain tax positions	0.9	(2.2)	—
Deferred compensation, manufacturing deduction and other	(2.4)	(1.9)	(0.4)
Effective tax rate	30.0%	28.2%	34.5%

Following are the temporary differences that created our deferred tax assets and liabilities (in thousands):

	January 1, 2008	January 2, 2007
Current deferred tax assets/(liabilities):
Employee benefits	$5,103	$3,991
Insurance	7,984	5,422
Inventory	(7,911)	(6,385)
Prepaid expenses	(5,328)	(4,520)
Tenant improvements	14,908	—
Other, net	247	1,393
Total	$15,003	$(99)

Noncurrent deferred tax assets/(liabilities):
Accrued rent	$15,520	$14,161
Property and equipment	(110,677)	(100,167)
Employee benefits	6,849	5,602
Stock based compensation	14,492	8,063
Tax credit carryforwards	1,453	1,056
State taxes	2,028	1,329
Derivative asset	2,225	—
Net operating loss carryforwards	309	491
Other, net	1,599	1,291
Total	$(66,202)	$(68,174)

State net operating loss carryforwards begin to expire in 2023.  State tax credits begin to expire in 2011. We have not recorded valuation allowances against these items, as we believe it is more likely than not that future taxable income will be sufficient to fully realize the benefit of these assets.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109” (“FIN 48”), on January 3, 2007.  As a result of the implementation of FIN 48, we recognized a $1.3 million increase to the liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings.  As of the date of adoption, including the increase in the liability noted above, we had approximately $13.0 million of unrecognized tax benefits, excluding $1.4 million of accrued interest and $0.5 million of federal benefit related to state taxes.  Included in the balance at January 3, 2007, are $1.3 million of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate.  As of January 1, 2008, we have $16.1 million of unrecognized tax benefits.

We recognize interest related to uncertain tax positions in income tax expense.  Penalties related to uncertain tax positions are part of general and administrative expenses.  During fiscal 2007, we recognized $1.0 million of accrued interest associated with uncertain tax positions.  As of January 1, 2008, we have approximately $2.4 million of accrued interest related to uncertain tax positions, which is not included in the $16.1 million noted above.

We anticipate that our total unrecognized tax benefits could significantly change in the next 12 months upon Internal Revenue Service approval of a pending application for change in accounting method for construction allowances. We estimate the benefit of this change to be approximately $14.9 million, excluding interest, which will be reflected as offsetting decreases in deferred tax assets and income tax payable. The earliest tax year still subject to examination by a significant taxing jurisdiction is 2003.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 3, 2007	$12,950
Additions based on tax positions taken during a prior period	12
Additions based on tax positions taken during the current period	3,205
Reductions related to lapse of applicable statute of limitations	(25)
Balance at January 1, 2008	$16,142

9.     Long-Term Debt:

Long-term debt consisted of (in thousands):

	January 1, 2008	January 2, 2007

Credit facility	$175,000	$—

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

Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of January 1, 2008, we had net availability for borrowings of $9.5 million, based on outstanding debt of $175.0 million and $15.5 million in standby letters of credit.  The Facility provides that we will maintain certain financial covenants, which include a debt to EBITDA ratio below a specified threshold, as well as a minimum EBITDAR (EBITDA plus rental expense), as defined in the agreement, to interest and rental expense ratio.  At January 1, 2008, we were in compliance with these covenants. Since we have both the contractual ability and the intention to maintain the outstanding balance on our Facility, the debt is classified as long-term on our consolidated balance sheets.

10.  Stockholders’ Equity:

Our Board of Directors increased the share repurchase authorization of our common shares by 15.0 million shares during fiscal 2007 and by 10.0 million shares in February 2008 for a total authorization of 31.0 million shares.  The authorization does not have an expiration date and it does not require us to purchase a specific number of shares.   This authorization may be modified, suspended or terminated at any time.  The timing and number of shares repurchased pursuant to the share repurchase authorization will be subject to a number of factors, including current market conditions, legal constraints and available cash or other sources of funding.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. Our share repurchase plan will be used to return excess capital to shareholders in years when new restaurant site availability does not meet our criteria, as well as to minimize the dilutive impact of our stock option programs.

During fiscal 2007, we repurchased 9.9 million shares of our common stock at a cost of $253.3 million.  We bought back 7.7 million of these shares through an accelerated share repurchase program (“ASR”).  Based on Emerging Issues Task Force 99-7, “Accounting for an Accelerated Share Repurchase Program,” we recorded the market value of the ASR shares at each settlement date in treasury stock, with the difference between the total cash outlay of $200.0 million and the market value of $204.3 million recorded to additional paid-in capital.  We purchased the remaining 2.2 million shares during the fourth quarter of fiscal 2007 at a cost of $49.0 million.  We have cumulatively repurchased 13.5 million shares with a total cost of $333.7 million through January 1, 2008.  Repurchased common stock is reflected as a reduction of stockholders’ equity.

11.  Stock-Based Compensation:

We maintain performance incentive plans under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, deferred shares, performance shares and performance units may be granted to employees and consultants.  Our current performance incentive plans permit the issuance of up to 20.0 million shares of our common stock, of which 6.8 million are available for grant.  To date, we have only granted non-qualified stock options and restricted shares under these plans.  Stock options generally vest at 20% per year or cliff vest in five years, expire ten years from the date of grant, and become exercisable provided that we or the grantee meet or exceed certain performance criteria approved by our Board of Directors.  Restricted shares generally vest 100% after three years and are not subject to performance criteria. Our current practice is to issue new shares, rather than treasury shares, upon stock option exercises and for restricted share grants.  Non-employee directors have received only non-qualified stock options under a non-employee director equity plan, which expired in May 2007.

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

Stock-based compensation totaled $18.2 million, $18.2 million and $0.8 million for fiscal 2007, 2006 and 2005, respectively.  The total income tax benefit recognized in the consolidated statements of operations related to stock-based compensation was $5.5 million, $5.1 million and $0.3 million during fiscal 2007, 2006 and 2005, respectively.  Capitalized stock-based compensation for fiscal years 2007 and 2006 was $1.7 and $1.3 million, respectively and was included in property and equipment, net and other assets on the consolidated balance sheet.  We did not capitalize stock-based compensation prior to fiscal 2006.

The pro forma table below reflects net income and basic and diluted net income per share for fiscal year 2005, had we applied the fair value recognition provisions of SFAS 123 (in thousands, except per share data):

Fiscal Year 2005

Net income, as reported	$87,948
Total stock-based compensation included in net income, as reported	505
Total stock-based compensation expense, net of taxes, under the fair value method	(11,566)
Net income, pro forma	$76,887

Basic net income per share, as reported	$1.12
Basic net income per share, pro forma	$0.98

Diluted net income per share, as reported	$1.10
Diluted net income per share, pro forma	$0.96

Pro forma disclosure for fiscal years 2007 and 2006 is not presented because the amounts are recognized in the consolidated financial statements.

Stock Options

The weighted average fair value at the grant date for options issued during fiscal 2007, 2006 and 2005 was $9.13, $11.20 and $12.80 per option, respectively.  For the first three quarters of fiscal 2005, we employed the binomial lattice option valuation model.  Upon further review of the various valuation techniques and the relevance of our historical exercise patterns, we believe the Black-Scholes option pricing model is currently a better tool for estimating our stock-based compensation cost.  We utilized the Black-Scholes model in the fourth quarter of fiscal 2005 and for fiscal years 2007 and 2006, and we will employ it on a go-forward basis.  The fair value of options at date of grant was estimated using the following weighted average assumptions for fiscal 2007, 2006 and 2005, respectively: (a) no dividend yield on our stock, (b) expected stock price volatility of 31.3%, 32.8% and 35.6%, (c) a risk-free interest rate of 4.5%, 4.5% and 3.9%, and (d) an expected option term of 5.0 years, 4.8 years and 4.7 years under the Black-Scholes model.  Under the binomial lattice model for the first three quarters of fiscal 2005, we used a termination rate of 0.6% and an exercise multiple of 1.35.

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

Stock option activity during fiscal 2007 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at start of year	8,442	$25.55
Granted	2,196	$25.58
Exercised	(587)	$14.06
Cancelled	(712)	$29.48
Outstanding at end of year	9,339	$25.98	6.8	$13,465

Vested and expected to vest at end of year	8,227	$25.69	6.6	$13,239

Exercisable at end of year	3,579	$22.87	4.8	$11,923

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price at fiscal year end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on the fiscal year end date.  This amount changes based on the fair market value of our stock.  Total intrinsic value of options exercised during fiscal years 2007, 2006 and 2005 was $7.6 million, $10.6 million and $22.3 million, respectively.  As of January 1, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was $34.8 million, which we expect to recognize over a weighted average period of approximately 2.9 years.

Restricted Shares

Restricted share activity during fiscal 2007 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding at start of year	340	$26.03
Granted	243	$25.25
Vested	—	—
Forfeited	(56)	$26.09
Outstanding at end of year	527	$25.70

Fair value of our restricted shares is based on our closing stock price on the date of grant.  As of January 1, 2008, total unrecognized stock-based compensation expense related to nonvested restricted shares was $8.5 million, which is expected to be recognized over a weighted average period of approximately 2.4 years.

12.  Employee Benefit Plans:

We have established two defined contribution benefit plans (the “401(k) Plans”), one for our Cheesecake Factory restaurant and corporate support employees, and another for our Grand Lux Cafe restaurant employees, in accordance with section 401(k) of the Internal Revenue Code.  The 401(k) Plans are open to all employees who meet certain compensation and eligibility requirements.  The 401(k) Plans allow participating employees to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options.  We currently match in cash a certain percentage of the employee contributions to the 401(k) Plans and also pay for related administrative expenses, neither of which were significant amounts during fiscal 2007, 2006 and 2005.

We have also established an Executive Savings Plan (the “ESP”).  The ESP is a non-qualified deferred compensation plan for our highly compensated employees as defined in the ESP and who are otherwise ineligible for participation in our 401(k) Plans.  The ESP allows participating employees to defer the receipt of a portion of their base compensation and up to 100% of their eligible bonuses.  Non-employee directors can also participate in the ESP and defer the receipt of their fees.  We match in cash a certain percentage of the base compensation deferred by participating employees and also pay for related administrative expenses, neither of which was a significant amount during fiscal 2007, 2006 and 2005.  Employee deferrals and our match are deposited into a rabbi trust, and the funds are generally invested in individual variable life insurance contracts owned by us that are specifically designed to informally fund savings plans of this nature.  Our consolidated balance sheets reflect our investment in variable life insurance contracts in other assets.  Our obligation to participating employees is reflected in other noncurrent liabilities.  All income and expenses related to the rabbi trust are reflected in our consolidated statements of operations.

We maintain a self-insured medical and dental benefit plan for our employees.  We have purchased individual stop-loss coverage in order to limit our exposure to any significant medical claims.  Self-insured medical benefit plan expenses are accrued based on our estimate of the aggregate liability for uninsured claims incurred using actuarial methods commonly followed in the insurance industry and our historical experience.  The accrued liability for our self-insured medical benefit plan, which is included in other accrued expenses, as of January 1, 2008 and January 2, 2007, was $3.8 million and $3.1 million, respectively.

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

14.       Derivative Financial Instruments

On April 3, 2007, we entered into a five-year, zero-cost interest rate collar to hedge interest rate variability on $100 million of our revolving credit facility.  See Note 9 for further discussion of our credit facility.  The interest rate collar consists of a combination of a purchased cap option with a three-month LIBOR cap rate of 5.35% and a sold floor option with a three-month LIBOR floor rate of 4.69%.  On October 3, 2007, we entered into another zero-cost interest rate collar to hedge interest rate variability on an additional $50 million outstanding on our revolving credit facility.  This interest rate collar consists of a combination of a purchased cap option with a three-month LIBOR cap rate of 5.35% and a sold floor option with a three-month LIBOR floor rate of 4.49%.

These derivatives qualify for hedge accounting as cash flow hedges and, accordingly, are recognized at fair value as either assets or liabilities on the consolidated balance sheets.  All changes in fair value are recorded in accumulated other comprehensive income and subsequently reclassified into earnings when the related interest expense on the underlying borrowing is recognized.

At January 1, 2008, the fair values of the April 2007 and October 2007 interest rate collars were liabilities of $3.2 million and $1.4 million, respectively.  The change in fair value of these derivatives during fiscal 2007 impacted other comprehensive income by $2.8 million, net of tax. We expect to reclassify approximately $0.5 million of these balances against earnings during the next 12 months as the related hedged interest expense is recognized.

Changes in the fair value of both interest rate collars are expected to be perfectly effective in offsetting the variability in interest payments attributable to fluctuations in three-month LIBOR rates above the cap rates and below the floor rates specified in the respective agreements.  If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in the interest rate collar or the underlying credit facility, the fair value of the portion of the derivative determined to be ineffective will be recognized as a gain or loss in the consolidated statements of operations.  No gain or loss was reported in the consolidated statements of operations during fiscal 2007.

15.  Segment Information:

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

Segment information is presented below (in thousands):

	Fiscal Year
	2007	2006	2005
Revenue:
Restaurants	$1,448,315	$1,249,427	$1,122,153
Bakery	112,368	108,051	98,594
Intercompany bakery sales	(49,106)	(42,153)	(38,694)
	$1,511,577	$1,315,325	$1,182,053
Income from operations:
Restaurants	$183,911	$168,061	$164,837
Bakery	16,265	17,390	17,927
Corporate	(89,373)	(78,610)	(53,023)
	$110,803	$106,841	$129,741
Total assets:
Restaurants	$950,606	$768,191	$619,814
Bakery	59,041	54,695	44,305
Corporate	136,106	216,845	262,131
	$1,145,753	$1,039,731	$926,250
Capital expenditures:
Restaurants	$196,875	$176,245	$149,148
Bakery	4,250	6,614	11,974
Corporate	9,900	2,879	9,040
	$211,025	$185,738	$170,162
Depreciation and amortization:
Restaurants	$56,724	$47,313	$40,155
Bakery	2,851	2,333	1,862
Corporate	4,627	3,418	3,160
	$64,202	$53,064	$45,177

16.  Quarterly Financial Data (unaudited):

Summarized unaudited quarterly financial data for fiscal 2007 and 2006, is as follows (in thousands, except per share data):

Quarter Ended:	April 3, 2007	July 3, 2007	October 2, 2007	January 1, 2008
Revenues	$356,583	$373,167	$375,536	$406,291
Income from operations	$25,443	$35,395	$27,833	$22,132
Net income	$18,406	$23,708	$18,524	$13,326
Basic net income per share (1)	$0.24	$0.33	$0.26	$0.19
Diluted net income per share (1)	$0.24	$0.33	$0.26	$0.19

Quarter Ended:	April 4, 2006	July 4, 2006	October 3, 2006	January 2, 2007
Revenues	$306,719	$322,573	$325,337	$360,696
Income from operations	$25,696	$32,825	$24,662	$23,658
Net income	$19,274	$23,445	$18,127	$20,436
Basic net income per share (1)	$0.24	$0.30	$0.23	$0.26
Diluted net income per share (1)	$0.24	$0.30	$0.23	$0.26

(1)	Net income per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.

EXHIBIT INDEX

2.1	Form of Reorganization Agreement (1)
3.1	Certificate of Incorporation (2)
3.2	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock, $.01 Par Value (2)
3.3	Certificate of Amendment of Certificate of Incorporation (2)
3.4	Form of Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (3)
3.5	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (4)
3.6	Amended and Restated Bylaws (5)
10.1	David Overton Employment Agreement (6)*
10.2	First Amendment to David Overton Employment Agreement (7)*
10.3	Form of Second Amendment to David Overton Employment Agreement (5)*
10.4	The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan (1)*
10.5	Amendment to The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan (8)*
10.6	Second Amendment to The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan (9)*
10.7	The Cheesecake Factory Incorporated 1997 Non-Employee Director Stock Option Plan (as amended) (10)*
10.8	Nonqualified Stock Option Agreement under the Company’s 1997 Non-Employee Director Stock Option Plan (11)*
10.9	Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan (10)*
10.10	First Amendment to Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan (9)*
10.11	Second Amendment to Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan (21)*
10.12	Amended and Restated 2001 Omnibus Stock Incentive Plan (10)*
10.13	Form of Notice of Grant of Stock Option and/or Restricted Share Award (25)*
10.14	Amended and Restated Annual Performance Incentive Plan (6)*
10.15	Form of Employment Agreements with Debby R. Zurzolo, Michael J. Dixon, Peter J. D’Amelio and Max S. Byfuglin (12)*
10.16	Form of First Amendment to Employment Agreements with Debby R. Zurzolo, Michael J. Dixon and Max S. Byfuglin (5)*
10.17	Form of Employment Agreement with Russell Bendel (22)*
10.18

Loan Agreement dated as of April 3, 2007 between The Cheesecake Factory Incorporated and JPMorgan Chase Bank as Administrative Agent, Bank of the West as Syndication Agent, and Bank of America, Wells Fargo Bank and Rabobank Nederland, as Documentation Agents (23)

10.19	Cap/Floor Collar Transaction dated as of April 3, 2007 between The Cheesecake Factory Incorporated and JPMorgan Chase Bank (23)
10.20	Cap/Floor Collar Transaction dated as of October 3, 2007 between The Cheesecake Factory Incorporated and JPMorgan Chase Bank (22)
10.21	Master Confirmation dated as of March 12, 2007 between The Cheesecake Factory Incorporated and Goldman, Sachs & Co. (23)
10.22	Supplemental Confirmation dated as of March 12, 2007 between The Cheesecake Factory Incorporated and Goldman, Sachs & Co. (23)
10.23	Executive Savings Plan (15)*
10.24	First Amendment to Executive Savings Plan (15)*
10.25	Second Amendment to Executive Savings Plan (15)*
10.26	Third Amendment to Executive Savings Plan (15)*
10.27	Form of Indemnification Agreement (24)*
10.28	Compensation for Non-Employee Directors

10.29	Real Estate Option Agreement dated April 22, 2005 (16)
10.30	First Amendment to Option Agreement dated as of June 28, 2005 (16)
10.31	Inducement Agreement dated as of July 27, 2005 (16)
10.32	Amended Agreement of Grant of Stock Option (19)*
10.33	Amended Agreement of Grant of Stock Option (19)*
21.0	List of Subsidiaries
23.0	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer

* Management contract or compensatory plan or arrangement required to be filed as an exhibit.

(1)	Previously filed and incorporated by reference herein from the Registrant’s Registration Statement on Form S-1 (No. 33-47936).

(2)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended June 28, 2005.

(3)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-A filed August 18, 1998.

(4)	Previously filed and incorporated by reference herein from the Registrant’s post-effective Amendment No. 1 to its Registration Statement on Form 8-A filed November 13, 2003.

(5)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed December 10, 2007.

(6)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-K for the fiscal year ended December 28, 2004.

(7)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-K for the fiscal year ended January 3, 2006.

(8)	Previously filed and incorporated by reference herein from the Registrant’s Form S-8 filed January 28, 1999.

(9)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended October 3, 2006.

(10)	Previously filed and incorporated by reference herein from the Registrant’s Form S-8 filed September 2, 2004

(11)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended September 28, 2004.

(12)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed March 28, 2006.

(13)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed February 11, 2004.

(14)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed February 9, 2005.

(15)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-K for the fiscal year ended December 30, 2003.

(16)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed August 2, 2005.

(17)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended March 30, 2004.

(18)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed March 25, 2005.

(19)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed

December 18, 2006.

(20)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed March 30, 2004.

(21)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-K for the fiscal year ended January 2, 2007.

(22)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended October 2, 2007.

(23)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended April 3, 2007.

(24)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed December 14, 2007.

(25)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed January 5, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of February, 2008.

THE CHEESECAKE FACTORY INCORPORATED

/s/ DAVID OVERTON
By:	David Overton
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVID OVERTON	Chairman of the Board and	February 28, 2008
David Overton	Chief Executive Officer
(Principal Executive Officer)

/s/ MICHAEL J. DIXON	Senior Vice President and	February 28, 2008
Michael J. Dixon	Chief Financial Officer
(Principal Financial Officer)

/s/ CHERYL M. SLOMANN	Vice President, Controller and	February 28, 2008
Cheryl M. Slomann	Chief Accounting Officer
(Principal Accounting Officer)

/s/ THOMAS L. GREGORY	Coordinating Director	February 28, 2008
Thomas L. Gregory

/s/ WAYNE H. WHITE	Director	February 28, 2008
Wayne H. White

/s/ JEROME I. KRANSDORF	Director	February 28, 2008
Jerome I. Kransdorf

/s/ DAVID R. KLOCK	Director	February 28, 2008
David R. Klock

/s/ AGNIESZKA WINKLER	Director	February 28, 2008
Agnieszka Winkler

/s/ ALLEN J. BERNSTEIN	Director	February 28, 2008
Allen J. Bernstein

/s/ ALEXANDER L. CAPPELLO	Director	February 28, 2008
Alexander L. Cappello