Form 10-Q
period 2008-04-01
CHEESECAKE FACTORY INC
filed 2008-04-24
CIK 887596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of April 21, 2008, 67,066,333 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

PART I.           FINANCIAL INFORMATION

Item 1.             Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 1, 2008	January 1, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$128,786	$36,867
Investments and marketable securities	998	5,014
Accounts receivable	7,791	11,347
Other receivables	24,169	61,045
Inventories	27,220	24,058
Prepaid expenses	27,761	27,879
Deferred income taxes	17,567	15,003
Total current assets	234,292	181,213
Property and equipment, net	861,205	862,331
Other assets:
Marketable securities	35	7,348
Trademarks	3,625	3,490
Prepaid rent	59,313	58,101
Other	32,615	33,270
Total other assets	95,588	102,209
Total assets	$1,191,085	$1,145,753
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,886	$57,924
Income taxes payable	20,901	11,536
Other accrued expenses	128,844	147,612
Total current liabilities	187,631	217,072
Deferred income taxes	64,340	66,202
Deferred rent	51,496	50,025
Deemed landlord financing liability	53,280	50,214
Long-term debt	275,000	175,000
Other noncurrent liabilities	25,045	24,314
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 82,708,202 and 82,660,209 issued at April 1, 2008 and January 1, 2008, respectively	827	827
Additional paid-in capital	360,107	354,328
Retained earnings	558,747	544,418
Accumulated other comprehensive loss	(6,682)	(2,898)
Treasury stock, 15,670,750 and 13,508,424 shares at cost at April 1, 2008 and January 1, 2008, respectively	(378,706)	(333,749)
Total stockholders’ equity	534,293	562,926
Total liabilities and stockholders’ equity	$1,191,085	$1,145,753

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended April 1, 2008	Thirteen Weeks Ended April 3, 2007

Revenues	$393,803	$356,583

Costs and expenses:
Cost of sales	100,739	89,560
Labor expenses	132,523	118,840
Other operating costs and expenses	95,898	84,794
General and administrative expenses	20,343	19,472
Depreciation and amortization expenses	18,093	15,390
Preopening costs	2,486	3,084
Total costs and expenses	370,082	331,140
Income from operations	23,721	25,443
Interest expense	(3,539)	(1,047)
Interest income	522	1,632
Other (expense)/income, net	(175)	267
Income before income taxes	20,529	26,295
Income tax provision	6,200	7,889
Net income	$14,329	$18,406

Net income per share:
Basic	$0.21	$0.24
Diluted	$0.21	$0.24

Weighted average shares outstanding:
Basic	68,110	77,022
Diluted	68,629	78,165

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total

Balance, January 1, 2008	82,660	$827	$354,328	$544,418	$(2,898)	$(333,749)	$562,926
Comprehensive income:
Net income	—	—	—	14,329	—	—	14,329
Net unrealized gain on available-for-sale securities	—	—	—	—	51	—	51
Net unrealized loss on derivative financial instruments	—	—	—	—	(3,835)	—	(3,835)
Total comprehensive income							10,545
Issuance of common stock from stock options exercised	62	—	551	—	—	—	551
Tax benefit related to stock options exercised	—	—	206	—	—	—	206
Stock-based compensation	—	—	5,022	—	—	—	5,022
Issuance of restricted stock, net of forfeitures	(14)	—	—				—
Purchase of treasury stock	—	—	—	—	—	(44,957)	(44,957)
Balance, April 1, 2008	82,708	$827	$360,107	$558,747	$(6,682)	$(378,706)	$534,293

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended April 1, 2008	Thirteen Weeks Ended April 3, 2007

Cash flows from operating activities:
Net income	$14,329	$18,406
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	18,093	15,390
Deferred income taxes	(1,622)	1,593
Stock-based compensation	4,607	3,850
Tax benefit related to stock options exercised	206	1,056
Excess tax benefit related to stock options exercised	(170)	(682)
Other	(45)	43
Changes in assets and liabilities:
Accounts receivable	3,556	4,151
Other receivables	36,876	20,950
Inventories	(3,162)	(2,482)
Prepaid expenses	118	(597)
Other assets	(631)	(2,368)
Accounts payable	(20,038)	(13,197)
Income taxes payable	7,281	5,038
Other accrued expenses	(21,199)	(11,103)
Cash provided by operating activities	38,199	40,048
Cash flows from investing activities:
Additions to property and equipment	(19,776)	(31,958)
Investments in available-for-sale securities	—	(22,274)
Sales of available-for-sale securities	11,439	39,895
Cash used in investing activities	(8,337)	(14,337)
Cash flows from financing activities:
Deemed landlord financing proceeds	6,606	5,252
Deemed landlord financing payments	(313)	(223)
Proceeds from exercise of employee stock options	551	3,558
Excess tax benefit related to stock options exercised	170	682
Borrowings on credit facility	100,000	150,000
Purchase of treasury stock	(44,957)	(127,273)
Payment for future treasury stock purchases under accelerated stock repurchase agreement	—	(72,727)
Cash provided by/(used in) financing activities	62,057	(40,731)
Net change in cash and cash equivalents	91,919	(15,020)
Cash and cash equivalents at beginning of period	36,867	44,790
Cash and cash equivalents at end of period	$128,786	$29,770

Supplemental disclosures:
Interest paid	$3,517	$1,047
Income taxes paid	$228	$147

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we,” “us” and “our”) and its wholly owned subsidiaries prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The financial statements presented herein have not been audited by an independent registered public accounting firm, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the period.  However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year.  The consolidated balance sheet data presented herein for January 1, 2008 was derived from our audited consolidated financial statements for the fiscal year then ended, but does not include all disclosures required by generally accepted accounting principles.  The preparation of financial statements in accordance with generally accepted accounting principles requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements.  These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses.  Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission.  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2008.

Certain reclassifications have been made to prior year amounts to conform to current year presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  The Statement applies whenever other statements require or permit assets or liabilities to be measured at fair value.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year.  We adopted SFAS 157 in the first quarter of fiscal 2008 (See Note 9).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We did not elect to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards.  Therefore, the adoption of this standard had no impact on our consolidated financial statements.

2. Investments and Marketable Securities

Investments and marketable securities consisted of (in thousands):

Classification	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Maturity

At April 1, 2008:
Current assets:
Available-for-sale securities:
Corporate debt securities	$993	$5	$—	$998	February 2009
U.S. government agency obligations	—	—	—	—
Total	$993	$5	$—	$998

Other assets:
Available-for-sale securities:
Corporate debt securities	$35	$—	$—	$35	September 2009
U.S. government agency obligations	—	—	—	—
Total	$35	$—	$—	$35

At January 1, 2008:
Current assets:
Available-for-sale securities:
Corporate debt securities	$1,263	$—	$(8)	$1,255	June 2008 to August 2008
U.S. government agency obligations	3,764	—	(5)	3,759	February 2008 to May 2008
Total	$5,027	$—	$(13)	$5,014

Other assets:
Available-for-sale securities:
Corporate debt securities	$7,413	$3	$(68)	$7,348	January 2009 to May 2010
U.S. government agency obligations	—	—	—	—
Total	$7,413	$3	$(68)	$7,348

3.  Inventories

Inventories consisted of (in thousands):

	April 1, 2008	January 1, 2008

Restaurant food and supplies	$10,717	$11,018
Bakery finished goods	12,848	9,686
Bakery raw materials and supplies	3,655	3,354
Total	$27,220	$24,058

4.        Long-Term Debt

Long-term debt consisted of (in thousands):

	April 1, 2008	January 1, 2008

Credit facility	$275,000	$175,000

During the first quarter of fiscal 2008, we amended our revolving credit facility (“Facility”) to increase the maximum available borrowing capacity to $300 million and then borrowed an additional $100 million under the Facility.  Outstanding debt under the amended Facility bears interest at a floating rate based on the London Interbank Offering Rate (LIBOR) plus a spread ranging from 0.75% to 1.0%, depending on our ratio of debt to trailing 12-month earnings before interest, taxes, depreciation, amortization and noncash stock option expense (“EBITDA”), as defined in the agreement. In addition, we pay a commitment fee ranging from 0.15% to 0.20%, also depending on our ratio of debt to EBITDA, calculated on the average unused portion of the Facility.

Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of April 1, 2008, we had net availability for borrowings of $9.5 million, based on outstanding debt of $275.0 million and $15.5 million in standby letters of credit.  The Facility provides that we will maintain certain financial covenants, which include a debt to EBITDA ratio below a specified threshold, as well as a minimum EBITDAR (EBITDA plus rental expense as defined in the agreement) to interest and rental expense ratio.  At April 1, 2008, we were in compliance with these covenants. Since we have both the contractual ability and the intention to maintain the outstanding balance on our Facility, the debt is classified as long-term on our consolidated balance sheets.

During the first quarter of fiscal 2008, we entered into a four-year, zero-cost interest rate collar to hedge interest rate variability on the additional $100 million of borrowings on our revolving credit facility.  The interest rate collar consists of a combination of a purchased cap option with a three-month LIBOR cap rate of 4.50% and a sold floor option with a three-month LIBOR floor rate of 2.54%.  This derivative qualifies for hedge accounting as a cash flow hedge and, accordingly, is recognized at fair value as either an asset or a liability on the consolidated balance sheet.  All changes in fair value will be recorded in accumulated other comprehensive income and subsequently reclassified into earnings when the related interest expense on the underlying borrowing is recognized.  Changes in the fair value of this interest rate collar are expected to be perfectly effective in offsetting the variability in interest payments attributable to fluctuations in three-month LIBOR rates above the cap rates and below the floor rates specified in the agreement.

5.  Stockholders’ Equity

During the first quarter of fiscal 2008, our Board of Directors increased the share repurchase authorization of our common shares to 31.0 million from 21.0 million.  Under these authorizations, we have cumulatively repurchased a total of 15.7 million shares for a total cost of $378.7 million through April 1, 2008.  The authorization does not have an expiration date and it does not require us to purchase a specific number of shares.   This authorization may be modified, suspended or terminated at any time.  The timing and number of shares repurchased pursuant to the share repurchase authorization will be subject to a number of factors, including current market conditions, legal constraints and available cash or other sources of funding.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. Our share repurchase plan will be used to return excess capital to shareholders in years when new restaurant site availability does not meet our criteria, as well as to minimize the dilutive impact of our stock option programs.

6.  Stock-Based Compensation

The following table presents information related to stock-based compensation (in thousands):

	Thirteen Weeks Ended April 1, 2008	Thirteen Weeks Ended April 3, 2007

Stock-based compensation expense	$4,607	$3,850

Income tax benefit	1,391	1,155

Capitalized stock-based compensation (1)	415	282

(1) Capitalized stock-based compensation is included in property and equipment, net and other assets on the consolidated balance sheets.

Stock Options

The weighted average fair value at the grant date for options issued during the first quarter of fiscal 2008 and 2007 was $7.79 and $9.34 per option, respectively.  The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the first quarter of fiscal 2008 and 2007, respectively: (a) no dividend yield on our stock, (b) expected stock price volatility of 34.7% and 32.2%, (c) a risk-free interest rate of 3.2% and 4.6%, and (d) an expected option term of 5.3 and 5.0 years.

Stock option activity during the thirteen weeks ended April 1, 2008 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at January 1, 2008	9,339	$25.98
Granted	643	$21.09
Exercised	(62)	$8.95
Cancelled	(164)	$26.87
Outstanding at April 1, 2008	9,756	$25.75	6.7	$9,858

Vested and expected to vest at April 1, 2008	8,537	$25.50	6.5	$9,666

Exercisable at April 1, 2008	4,126	$23.70	4.8	$8,867

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on April 1, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on April 1, 2008.  This amount changes based on the fair market value of our stock.  Total intrinsic value of options exercised for the thirteen weeks ended April 1, 2008 and April 3, 2007 was $0.7 million and $3.5 million, respectively.  As of April 1, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was $34.6 million, which we expect to recognize over a weighted average period of approximately 3.0 years.

Restricted Shares

Restricted share activity during the thirteen weeks ended April 1, 2008 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding at January 1, 2008	527	$25.70
Granted	—	—
Vested	—	—
Forfeited	(14)	25.46
Outstanding at April 1, 2008	513	$25.71

Fair value of our restricted shares is based on our closing stock price on the date of grant.  As of April 1, 2008, total unrecognized stock-based compensation expense related to nonvested restricted shares was $7.6 million, which we expect to recognize over a weighted average period of approximately 2.2 years.

7.  Net Income Per Share

At April 1, 2008 and April 3, 2007, 0.5 million shares of restricted stock issued to employees were unvested, and were therefore excluded from the calculation of basic earnings per share for each of the fiscal quarters ended on those dates.  Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted shares, calculated using the treasury stock method.  Assumed proceeds from the in-the-money options include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment.”

	Thirteen Weeks Ended April 1, 2008	Thirteen Weeks Ended April 3, 2007

Net income	$14,329	$18,406

Basic weighted average shares outstanding	68,110	77,022
Dilutive effect of stock options and restricted shares	519	1,143

Diluted weighted average shares outstanding	68,629	78,165

Basic net income per share	$0.21	$0.24

Diluted net income per share	$0.21	$0.24

Shares of common stock equivalents of 8.4 million and 5.5 million for the thirteen weeks ended April 1, 2008 and April 3, 2007, respectively, were not included in the diluted calculation due to their anti-dilutive effect.

8.  Comprehensive Income

Comprehensive income consisted of (in thousands):

	Thirteen Weeks Ended April 1, 2008	Thirteen Weeks Ended April 3, 2007

Net income	$14,329	$18,406
Net unrealized gain on available-for-sale securities	51	200
Unrealized loss on derivative financial instruments	(3,835)	—

Total	$10,545	$18,606

9.  Fair Value Measurement

On January 2, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  The Statement applies whenever other statements require or permit assets or liabilities to be measured at fair value.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year.

SFAS 157 established the following fair value hierarchy that prioritizes the inputs used to measure fair value:

Level 1: Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and U.S. government treasury securities.

Level 2: Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.  Level 2 includes those financial instruments that are valued using models or other valuation methodologies.  These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures.  Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.  Instruments in this category include non-exchange-traded derivatives such as over the counter forwards, options and repurchase agreements.

Level 3: Pricing inputs include significant inputs that are generally less observable from objective sources.  These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.   At each balance sheet date, we perform an analysis of all instruments subject to SFAS No. 157 and include in Level 3 all of those whose fair value is based on significant unobservable inputs.

The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 1, 2008 by level within the fair value hierarchy (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3

Assets	$—	$—	$—

Liabilities:
Derivative financial instruments	$—	$9,191	$—

Our derivative financial instruments are interest rate collars based on LIBOR swap rates, which are observable at commonly quoted intervals for the full term of the derivatives and therefore considered a level 2 input.

10. Commitments and Contingencies

Following our announcement on July 18, 2006 of the Audit Committee of our Board of Directors’ review of our historical stock option granting practices, a number of purported Company shareholders brought eight separate putative shareholder derivative actions (the “Option Derivative Actions”) against certain current and former Directors and certain of our current and former officers alleging that the defendants improperly dated certain historical stock option grants.  These cases, filed in Los Angeles County Superior Court were styled as Siebles v. Deitchle et. al. (Case No. BC355872) (subsequently re-filed in federal court), McGee v. Overton et al. (Case No. BC355953); Rigotti v. Overton, et al. (Case No. BC356850), Cullen v. Overton, et al. (Case No. BC356851), Sachs v. Overton et al. (Case No. BC357065), and filed in United States District Court for the Central District were styled as Siebles v. Deitchle et.al. (Case No. CV06 6234), Kuhns v. Deitchle et al. (Case No. SACV06917) and Freed v. Overton et al. (Case No. CV 06 06486).  On January 4, 2007, our Board of Directors established a Special Litigation Committee to facilitate timely and orderly consideration of the matters raised by and relating to the Option Derivative Actions. This committee completed its inquiry and the parties negotiated a stipulated settlement of the Option Derivative Actions.  The stipulated settlement was approved by the court after notice and hearing on April 14, 2008.  In consideration for the full settlement and release of all released claims (as defined in the stipulation), the stipulation provides for certain corporate governance reforms, consisting principally of the following: (i) additional processes for the approval of stock option grants; (ii) adoption of additional standards for director independence; (iii) the addition of one new independent director; (iv) additional insider trading controls; (v) provisions for recovery of performance-based cash bonus payments made to executive officers that were predicated on later-restated financial statements; and (vi) provisions for director education.  The stipulation also includes the agreement of each of David Overton, our Chief Executive Officer, Gerald Deitchle, a former Chief Financial Officer, Thomas Gregory, a director, Wayne White, a director, and Jerome Kransdorf, a director, that an aggregate of $940,000 in cash or stock options with equivalent value will be repaid to the Company by them, contingent upon the occurrence of the effective date of the stipulation.  In addition, the stipulation requires that the Company shall have an internal auditor to provide continuous auditing and oversight functions.  In addition, the Los Angeles Regional Office of the Securities and Exchange Commission (SEC) advised us that it has completed its inquiry related to options misdating and does not intend to recommend any enforcement action against us. We had $2.1 million accrued at April 1, 2008 for settlement of this matter.

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

We are subject to various other administrative and legal proceedings that are discussed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2008.  Based on the current status of these matters, no amounts other than the $2.1 million settlement related to the Option Derivative Actions have been reserved on our consolidated balance sheets.

11.  Segment Information

We operate in two business segments.  Restaurants consist of The Cheesecake Factory®, including our express and bakery cafe locations, Grand Lux Cafe® and RockSugar Pan Asian KitchenTM, which have similar investment criteria and economic and operating characteristics.  The bakery segment produces baked desserts and other products for our restaurants and for other foodservice operators, retailers and distributors.  Bakery sales to our restaurants are recorded at prices similar to third-party national accounts.  Unallocated corporate expenses, which include all stock-based compensation, assets and capital expenditures, are presented below as reconciling items to the amounts presented in the consolidated financial statements.

Segment information is presented below (in thousands):

	Thirteen Weeks Ended April 1, 2008	Thirteen Weeks Ended April 3, 2007
Revenue:
Restaurants	$378,684	$343,081
Bakery	27,083	24,940
Intercompany bakery sales	(11,964)	(11,438)
Total	$393,803	$356,583

Income from operations:
Restaurants	$42,065	$42,121
Bakery	3,083	4,107
Corporate	(21,427)	(20,785)
Total	$23,721	$25,443

Depreciation and amortization:
Restaurants	$15,833	$13,703
Bakery	730	676
Corporate	1,530	1,011
Total	$18,093	$15,390

Capital expenditures:
Restaurants	$18,896	$26,168
Bakery	545	1,641
Corporate	335	4,149
Total	$19,776	$31,958

	April 1, 2008	January 1, 2008
Total assets:
Restaurants	$920,900	$950,606
Bakery	58,707	59,041
Corporate	211,478	136,106
Total	$1,191,085	$1,145,753

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

In connection with the “safe harbor” provisions of the Act, we have identified and filed important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf (see Part I, Item 1A, “Risk Factors” included in our Form 10-K for the fiscal year ended January 1, 2008). These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. Except as may be required by law, we do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

General

This discussion and analysis should be read in conjunction with our interim unaudited consolidated financial statements and related notes included in this Form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2008.  The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

As of April 24, 2008, we operated 139 upscale, full-service, casual dining restaurants under The Cheesecake Factory® mark.  We also operated 13 upscale, full-service, casual dining restaurants under the Grand Lux Cafe® mark; a self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark inside the DisneyQuest® family entertainment center in Orlando, Florida; and two bakery production facilities.  We also licensed two bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.  The self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark will close in the second quarter of fiscal 2008 upon expiration of our license agreement for that location.  Our newest concept, which we will operate under the RockSugar Pan Asian KitchenTM mark, is scheduled to open in the second quarter of fiscal 2008.

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

New restaurants become eligible to enter our comparable sales calculations in their 19th month of operation.  We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31st for financial reporting purposes.   Both fiscal 2008 and 2007 consist of 52 weeks.

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

Overview

In addition to being highly competitive, the restaurant industry is often affected by changes in consumer tastes, nutritional concerns and discretionary spending patterns; changes in general economic conditions; public safety conditions; demographic trends; weather conditions; the cost and availability of raw materials, labor and energy; purchasing power; and governmental regulations.  Accordingly, as part of our strategy we must constantly evolve and refine the critical elements of our restaurant concepts to protect their longer-term competitiveness and to maintain and enhance the strength of our brand.  Our strategy is focused on a prudent allocation of capital intended to enhance overall earnings per share growth and increase returns on invested capital.  Operationally, we strive to improve productivity and efficiency through the use of technology and a commitment to selecting, training and retaining high quality employees.  Our overall value proposition is to continue to provide exceptional value through a broad menu of freshly prepared, high quality and large portion appetizers, entrees and desserts at moderate prices in an upscale casual setting.

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

In fiscal 2007, we opened 21 new restaurants, including five Grand Lux Cafes.  In fiscal 2008, we expect to open between six and eight new Cheesecake Factory restaurants and the initial unit of our newest concept, RockSugar Pan Asian Kitchen, which we plan to open in the second quarter of 2008.

•                  General and Administrative Expenses Expressed as a Percentage of Revenues.   Efficiently scaling our restaurant and bakery support infrastructure will allow us to grow general and administrative expenses at a slower rate than revenue growth over the longer-term.

•                  Income from Operations Expressed as a Percentage of Revenues (“Operating Margins”).  Operating margins are subject to fluctuations in commodity costs, labor, other operating costs and expenses, such as restaurant-level occupancy expenses, and preopening expenses.  Operating margins are also impacted by restaurant traffic and our ability to leverage fixed costs over a higher revenue base.  Our objective is to gradually increase our operating margin by continuing our focus on superior guest service and by capturing economies of scale and fixed cost leverage, as well as maximizing our purchasing power as our business grows.

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

	Thirteen Weeks Ended April 1, 2008	Thirteen Weeks Ended April 3, 2007

Revenues	100.0%	100.0%

Costs and expenses:
Cost of sales	25.6	25.1
Labor expenses	33.7	33.3
Other operating costs and expenses	24.3	23.8
General and administrative expenses	5.2	5.5
Depreciation and amortization expenses	4.6	4.3
Preopening costs	0.6	0.9
Total costs and expenses	94.0	92.9
Income from operations	6.0	7.1
Interest expense	(0.9)	(0.3)
Interest income	0.1	0.5
Other income, net	0.0	0.1
Income before income taxes	5.2	7.4
Income tax provision	1.6	2.2
Net income	3.6%	5.2%

Thirteen Weeks Ended April 1, 2008 Compared to Thirteen Weeks Ended April 3, 2007

Revenues

Revenues increased 10% to $393.8 million for the thirteen weeks ended April 1, 2008 compared to $356.6 million for the thirteen weeks ended April 3, 2007.

Restaurant sales increased 10% to $378.7 million compared to $343.1 million for the same period of the prior year.  The resulting sales increase of $35.6 million consisted of a $5.0 million, or a 1.8% decrease, in comparable restaurant sales and $40.6 million increase from restaurants not in the comparable sales base.  Restaurant sales in the first quarter of fiscal 2008 and fiscal 2007 were negatively impacted by approximately $5.0 million and $2.8 million, respectively, due to severe weather in many parts of the country.  Excluding the weather-related impact we estimate that comparable restaurant sales would have decreased by 1.2%.  Our restaurant sales increase results from the opening of 20 restaurants since the end of the comparable quarter of the prior year.

Comparable restaurant sales at The Cheesecake Factory restaurants decreased approximately 1.9%, or approximately 1.3% excluding the weather-related impact, from the prior year first quarter.  We implemented an approximate 1.5% effective menu price increase during our winter menu update in January and February 2008, and an approximate 1.5% effective menu price increase during our summer menu update in July and August 2007.  The decrease in comparable sales for the first quarter of fiscal 2008 was below our effective menu price increase for the quarter due to reduced traffic at our restaurants, which we believe was caused primarily by the macro economic factors affecting the restaurant industry in general.

Comparable sales at the Grand Lux Cafes decreased approximately 0.9%, or approximately 0.6% excluding the weather-related impact, compared to the prior year first quarter.  We implemented an approximate 1.0% effective menu price increase at Grand Lux Cafes in both April 2007 and October 2007.  We believe this decrease in comparable sales is also attributable to the macro economic factors impacting the restaurant industry in general.

We presently update and reprint the menus in our restaurants twice a year.  For Cheesecake Factory restaurants, these updates generally occur during January and February (the “winter menu change”) and during July and August (the “summer menu change”). As part of these menu updates, we evaluate the need for menu price increases based on those operating cost and expense increases that we are aware of or can reasonably expect.  While menu price increases can facilitate increased comparable restaurant sales in addition to offsetting margin pressure, all potential menu price increases must be carefully considered in light of their ultimate acceptability by our restaurant guests.  Additionally, other factors outside of our control, such as inclement weather, holidays, general economic and competitive conditions and other factors referenced in the Annual Report on Form 10-K for the year ended January 1, 2008 can impact comparable sales comparisons.  Accordingly, there can be no assurance that increases in comparable sales will be achieved.

Total restaurant operating weeks increased 15.6% to 1,988 for the thirteen weeks ended April 1, 2008.  Average sales per restaurant operating week decreased 4.5% to $190,500 compared to the same period last year. This decrease in average weekly sales is due principally to decreased restaurant traffic in general and the increased openings of Grand Lux Cafes, which we expect to open with average sales per week lower than the existing Grand Lux Cafe base.

During fiscal 2008, our goal is to open between seven and nine new restaurants, consisting of six to eight Cheesecake Factory restaurants as well as the initial unit of our newest concept, RockSugar Pan Asian Kitchen.  Although it is difficult for us to predict the timing of our new restaurant openings by quarter, due to the nature of our leased restaurant locations and our highly customized layouts, our current plan calls for five restaurants opening in the second quarter, with the remaining openings in the fourth quarter.

Bakery sales to other foodservice operators, retailers and distributors (“bakery sales”) increased 12% to $15.1 million for the thirteen weeks ended April 1, 2008 compared to $13.5 million for the comparable period of the prior year. This increase is due primarily to higher sales to the warehouse clubs, which is our largest sales channel for bakery sales.  Sales to warehouse clubs comprised approximately 69% of total bakery sales in the current quarter compared to 70% for the same period of the prior year.

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

Cost of Sales

Cost of sales increased 12% to $100.7 million for the thirteen weeks ended April 1, 2008, compared to $89.6 million for the comparable period last year.  This increase was primarily attributable to the 10% increase in revenues.  As a percentage of revenues, these costs increased to 25.6% in the first quarter of fiscal 2008 compared to 25.1% in the same period of the prior year. This increase was primarily attributable to unfavorable year-over-year pricing for dairy, cheese and poultry items.

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

We are currently able to contract for the majority of the food commodities used in our operations for periods up to one year.  With the exception of cream cheese used in our bakery operations, many of the fresh commodities, such as fish, dairy, and certain produce products are not currently contractible for periods longer than 30 days in most cases.  As a result, these fresh commodities can be subject to unforeseen supply and cost fluctuations due principally to weather and other general agricultural conditions.  Cream cheese is the most significant commodity used in our bakery products, with an expected requirement of as much as 12 million to 13 million pounds during fiscal 2008.  We have contracted for a portion of our cream cheese requirements for fiscal 2008 and will also purchase cream cheese on the spot market as necessary to supplement our agreements.

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

Labor Expenses

Labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, increased 12% to $132.5 million for the thirteen weeks ended April 1, 2008 compared to $118.8 million for the same period of the prior year.  This increase was principally in support of the 10% increase in revenues over the first quarter of fiscal 2007.  As a percentage of revenues, labor expenses increased to 33.7% versus 33.3% for the comparable period last year.  While we manage our labor judiciously to adapt to revenue fluctuations, we expect to experience some de-leveraging of labor costs at lower sales levels as we are committed to delivering the level of service our guests expect, while still achieving reasonable labor costs. In addition, we experienced minimum wage increases in several states in which we operate. Stock-based compensation included in labor expenses was $1.8 million, or 0.5% of revenues, and $1.7 million, or 0.5% of revenues, for the thirteen weeks ended April 1, 2008 and April 3, 2007, respectively.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses.  Other operating costs and expenses increased 13% to $95.9 million for the thirteen weeks ended April 1, 2008 compared to $84.8 million for the comparable period of the prior year.  This increase was principally attributable to the 10% increase in revenues.  As a percentage of revenues, other operating costs and expenses increased to 24.3% for the thirteen weeks ended April 1, 2008 versus 23.8% for the comparable period of fiscal 2007.  Higher utility costs and the de-leveraging of fixed cost maintenance contracts due to lower average weekly sales at our restaurants accounted for the majority of this increase.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, the restaurant field supervision organization, the bakery administrative organization and the corporate support organization.  G&A expenses increased 4% to $20.3 million for the thirteen weeks ended April 1, 2008 compared to $19.5 million for the same period of fiscal 2007.  As a percentage of revenues, G&A expenses decreased to 5.2% for the thirteen weeks ended April 1, 2008 versus 5.5% for the same period of fiscal 2007.  The decrease as a percent of revenues is primarily due to the inclusion of a $1.7 million expense, or 0.5% of revenues, in the prior year quarter to reimburse staff members who were impacted by taxes assessed under Internal Revenue Service Section 409A on the exercise of certain stock options in fiscal 2006.  G&A expenses included $2.7 million, or 0.7% of revenues, and $2.1 million, or 0.6% of revenues, of stock-based compensation expense in the first quarter of fiscal 2008 and fiscal 2007, respectively.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased 18% to $18.1 million for the thirteen weeks ended April 1, 2008 compared to $15.4 million for the thirteen weeks ended April 3, 2007.  This increase was principally due to increases in property and equipment associated with new restaurant openings.  As a percentage of revenues, depreciation and amortization increased to 4.6% for the thirteen weeks ended April 1, 2008 compared to 4.3% for the same period of fiscal 2007.  The increase is primarily attributable to de-leveraging from lower average weekly sales at our restaurants.

Preopening Costs

Preopening costs decreased to $2.5 million for the thirteen weeks ended April 1, 2008 compared to $3.1 million in the same period of the prior year.  We had no restaurant openings during the first quarter of fiscal 2008 compared to one Grand Lux Cafe opening for the same quarter last year.  In addition, preopening costs were incurred in both periods for restaurant openings in progress.

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

Our preopening cost for a typical single-story Cheesecake Factory restaurant in an established market averages approximately $1.2 million to $1.4 million.  In addition to the direct costs noted above, there are also other preopening costs allocated to each restaurant opening, including costs for maintaining a roster of trained managers for pending openings, and corporate travel and support activities.  Preopening costs are usually higher for larger restaurants, our initial entry into new markets and for newer concepts.  We usually incur the most significant portion of direct preopening costs within the two-month period immediately preceding and the month of a restaurant’s opening.  Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.  We expense preopening costs as incurred.

Interest Expense, Interest Income and Other Expense/Income, Net

Interest expense increased to $3.5 million for the thirteen weeks ended April 1, 2008 compared to $1.0 million for the comparable prior year period, due primarily to increased interest expense related to higher borrowings on our revolving credit facility.  Interest expense also included $0.9 million for the thirteen weeks ended April 1, 2008 versus $0.6 million for the comparable prior year period associated with landlord construction allowances deemed to be financing in accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction.”

Interest income decreased to $0.5 million for the first quarter of fiscal 2008 compared to $1.6 million for the same period of the prior year, due primarily to lower investment balances driven by significant share repurchases during fiscal 2007 and the first quarter of fiscal 2008.

We recorded net other expense for the thirteen weeks ended April 1, 2008 of $0.2 million compared to net other income of $0.3 million for the comparable prior year period.  This variance primarily relates to declines in value of our investments in variable life insurance contracts used to informally fund our Executive Savings Plan.

Income Tax Provision

Our effective income tax rate was 30.2% for the thirteen weeks ended April 1, 2008 compared with 30.0% for the comparable prior year period.  The effective tax rate is affected by a number of factors, including pretax income, operating margins and tax credits achieved during the year.

Liquidity and Capital Resources

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in millions):

	April 1, 2008	January 1, 2008

Cash and marketable securities on hand	$129.8	$49.2
Net working capital	$46.7	$(35.9)
Adjusted net working capital (1)	$46.7	$(28.5)
Current ratio	1.2:1	0.8:1
Adjusted current ratio (1)	1.2:1	0.9:1
Long-term debt and deemed landlord financing liability, including current portion	$329.6	$226.5

(1)

Includes all marketable securities classified as either current assets ($1.0 million and $5.0 million at April 1, 2008 and January 1, 2008, respectively) or noncurrent assets ($7.3 million at January 1, 2008.)

	Thirteen Weeks Ended April 1, 2008	Thirteen Weeks Ended April 3, 2007

Cash provided by operating activities	$38.2	$40.0
Capital expenditures	$19.8	$32.0

During the thirteen weeks ended April 1, 2008, our cash and marketable securities on hand increased by $80.6 million to $129.8 million from the January 1, 2008 balance.  This increase was primarily attributable to borrowing on our credit facility, cash provided by operating activities and landlord construction contributions, partially offset by the purchase of treasury stock and property and equipment.  In the table above, we present adjusted net working capital and current ratio calculations that include all marketable securities classified as either current or noncurrent assets.  We believe these adjusted calculations provide investors with useful information regarding our overall liquidity position because all marketable securities are readily available to meet our liquidity requirements.

During the first quarter of fiscal 2008, we amended our revolving credit facility (“Facility”) to increase the maximum available borrowing capacity to $300 million and then borrowed an additional $100 million under the Facility.  Outstanding debt under the amended Facility bears interest at a floating rate based on the London Interbank Offering Rate (LIBOR) plus a spread ranging from 0.75% to 1.0%, depending on our ratio of debt to trailing 12-month earnings before interest, taxes, depreciation, amortization and noncash stock option expense (“EBITDA”), as defined in the agreement.  In addition, we pay a commitment fee ranging from 0.15% to 0.20%, also depending on our ratio of debt to EBITDA, calculated on the average unused portion of the Facility.

Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of April 1, 2008, we had net availability for borrowings of $9.5 million, based on outstanding debt of $275.0 million and $15.5 million in standby letters of credit.  The Facility provides that we will maintain certain financial covenants, which include a debt to EBITDA ratio below a specified threshold, as well as a minimum EBITDAR (EBITDA plus rental expense) to interest and rental expense ratio.  At April 1, 2008, we were in compliance with these covenants.

During the first quarter of fiscal 2008, we entered into a four-year, zero-cost interest rate collar to hedge interest rate variability on the additional $100 million of borrowings on our revolving credit facility.  The interest rate collar consists of a combination of a purchased cap option with a three-month LIBOR cap rate of 4.50% and a sold floor option with a three-month LIBOR floor rate of 2.54%.

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

For fiscal 2008, we currently estimate our cash outlays for capital expenditures to range between $90 million and $95 million, net of agreed-upon, up-front cash landlord construction contributions and excluding $13 million to $15 million of expected noncapitalizable preopening costs for new restaurants.  This amount also excludes approximately $15 million of landlord construction contributions to be applied as reductions to minimum or percentage rent over the lease terms. The amount reflected as additions to property and equipment in the consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each operating lease. This estimate contemplates a net outlay of $60 million to $63 million for as many as nine new restaurants to be opened during fiscal 2008, including our newest concept, RockSugar

Pan Asian Kitchen, estimated construction-in-progress disbursements for anticipated fiscal 2009 openings and estimated collections of up-front cash landlord construction contributions.  Expected capital expenditures for fiscal 2008 also include approximately $17 million to $18 million for maintenance and capacity addition expenditures to our existing restaurants and $14 million to $15 million for bakery and corporate infrastructure investments.

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

During the first quarter of fiscal 2008, our Board of Directors increased the share repurchase authorization of our common shares to 31.0 million from 21.0 million.  Under these authorizations, we have cumulatively repurchased a total of 15.7 million shares for a total cost of $378.7 million through April 1, 2008.  During the first fiscal quarter of 2008, we repurchased 2.2 million shares for a total cost of $45.0 million.  The authorization does not have an expiration date and it does not require us to purchase a specific number of shares.   This authorization may be modified, suspended or terminated at any time.  The timing and number of shares repurchased pursuant to the share repurchase authorization will be subject to a number of factors, including current market conditions, legal constraints and available cash or other sources of funding.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  The Statement applies whenever other statements require or permit assets or liabilities to be measured at fair value.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year.  We adopted SFAS 157 in the first quarter of fiscal 2008 (See Note 9 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We did not elect to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards.  Therefore, the adoption of this standard had no impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion of market risks contains forward-looking statements.  Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

We are exposed to market risk from interest rate changes on funded debt.  This exposure relates to the component of the interest rate on our $300 million revolving credit facility (“Facility”) that is indexed to three-month LIBOR.    At April 1, 2008, we had $275.0 million in debt outstanding under the Facility.  Since the majority of this debt is hedged, a hypothetical 1% interest rate increase would only have a $1.2 million impact on our results of operations.

A change in market prices also exposes us to market risk related to our investments in marketable securities. As of April 1, 2008 and January 1, 2008, we held $1.0 million and $12.4 million in marketable securities, respectively. A hypothetical 10% decline in the market value of those securities would result in $0.1 million and $1.2 million unrealized losses and a corresponding decline in their fair values at April 1, 2008 and January 1, 2008, respectively.  This hypothetical decline would not affect our cash flows until the securities were disposed of.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 1, 2008.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended April 1, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Following our announcement on July 18, 2006 of the Audit Committee of our Board of Directors’ review of our historical stock option granting practices, a number of purported Company shareholders brought eight separate putative shareholder derivative actions (the “Option Derivative Actions”) against certain current and former Directors and certain of our current and former officers alleging that the defendants improperly dated certain historical stock option grants.  These cases, filed in Los Angeles County Superior Court were styled as Siebles v. Deitchle et. al. (Case No. BC355872) (subsequently re-filed in federal court), McGee v. Overton et al. (Case No. BC355953); Rigotti v. Overton, et al. (Case No. BC356850), Cullen v. Overton, et al. (Case No. BC356851), Sachs v. Overton et al. (Case No. BC357065), and filed in United States District Court for the Central District were styled as Siebles v. Deitchle et.al. (Case No. CV06 6234), Kuhns v. Deitchle et al. (Case No. SACV06917) and Freed v. Overton et al. (Case No. CV 06 06486).  On January 4, 2007, our Board of Directors established a Special Litigation Committee to facilitate timely and orderly consideration of the matters raised by and relating to the Option Derivative Actions. This committee completed its inquiry and the parties negotiated a stipulated settlement of the Option Derivative Actions.  The stipulated settlement was approved by the court after notice and hearing on April 14, 2008.  In consideration for the full settlement and release of all released claims (as defined in the stipulation), the stipulation provides for certain corporate governance reforms, consisting principally of the following: (i) additional processes for the approval of stock option grants; (ii) adoption of additional standards for director independence; (iii) the addition of one new independent director; (iv) additional insider trading controls; (v) provisions for recovery of performance-based cash bonus payments made to executive officers that were predicated on later-restated financial statements; and (vi) provisions for director education.  The stipulation also includes the agreement of each of David Overton, our Chief Executive Officer, Gerald Deitchle, a former Chief Financial Officer, Thomas Gregory, a director, Wayne White, a director, and Jerome Kransdorf, a director, that an aggregate of $940,000 in cash or stock options with equivalent value will be repaid to the Company by them, contingent upon the occurrence of the effective date of the stipulation.  In addition, the stipulation requires that the Company shall have an internal auditor to provide continuous auditing and oversight functions.  In addition, the Los Angeles Regional Office of the Securities and Exchange Commission (SEC) advised us that it has completed its inquiry related to options misdating and does not intend to recommend any enforcement action against us. We had $2.1 million accrued at April 1, 2008 for settlement of this matter.

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

We are subject to various other administrative and legal proceedings that are discussed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2008.  Based on the current status of these matters, no amounts other than the $2.1 million settlement related to the Option Derivative Actions have been reserved on our consolidated balance sheets.

Item 1A.  Risk Factors

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2008.  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information regarding our purchase during the thirteen weeks ended April 1, 2008 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2 — February 5, 2008	—	$—	—	7,487,826
February 6 — March 4, 2008	596,653	21.58	596,653	16,891,173
March 5 — April 1, 2008	1,565,673	20.49	1,565,673	15,325,500
Total	2,162,326		2,162,326

During the first quarter of fiscal 2008, our Board of Directors increased the share repurchase authorization of our common shares to 31.0 million from 21.0 million.  Under these authorizations, we have cumulatively repurchased a total of 15.7 million shares for a total cost of $378.7 million through April 1, 2008.  The authorization does not have an expiration date and it does not require us to purchase a specific number of shares.   This authorization may be modified, suspended or terminated at any time.  The timing and number of shares repurchased pursuant to the share repurchase authorization will be subject to a number of factors, including current market conditions, legal constraints and available cash or other sources of funding.

Item 6.  Exhibits

Exhibit 2.1	Form of Reorganization Agreement (1)

Exhibit 3.1	Certificate of Incorporation (2)

Exhibit 3.2	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock, $.01 Par Value (2)

Exhibit 3.3	Certificate of Amendment of Certificate of Incorporation (2)

Exhibit 3.4	Amended and Restated Bylaws (3)

Exhibit 3.5	Bylaw Amendments (4)

Exhibit 4.1	Form of Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (5)

Exhibit 4.2	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (6)

Exhibit 10.1	Amendment No. 1 to Loan Agreement dated as of March 5, 2008 between The Cheesecake Factory Incorporated and JPMorgan Chase Bank as Administrative Agent (7)

Exhibit 10.2	Cap/Floor Collar Transaction dated as of March 5, 2008 between The Cheesecake Factory Incorporated and Bank of the West (8)

Exhibit 10.3	Stipulation of Settlement (9)

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed and incorporated by reference herein from the Registrant’s Registration Statement on Form S-1 (No. 33-47936).

(2)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended June 28, 2005.

(3)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed December 10, 2007.

(4)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed April 21, 2008.

(5)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-A dated August 19, 1998.

(6)	Previously filed and incorporated by reference herein from the Registrant’s post-effective Amendment No. 1 to its Registration Statement on Form 8-A filed November 13, 2003.

(7)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed March 11, 2008.

(8)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed March 17, 2008.

(9)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed February 28, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 24, 2008	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MICHAEL J. DIXON
Michael J. Dixon
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
2.1	Form of Reorganization Agreement (1)

3.1	Certificate of Incorporation (2)

3.2	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock, $.01 Par Value (2)

3.3	Certificate of Amendment of Certificate of Incorporation (2)

3.4	Amended and Restated Bylaws (3)

3.5	Bylaw Amendments (4)

4.1	Form of Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (5)

4.2	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (6)

10.1	Amendment No. 1 to Loan Agreement dated as of March 5, 2008 between The Cheesecake Factory Incorporated and JPMorgan Chase Bank as Administrative Agent (7)

10.2	Cap/Floor Collar Transaction dated as of March 5, 2008 between The Cheesecake Factory Incorporated and Bank of the West (8)

10.3	Stipulation of Settlement (9)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed and incorporated by reference herein from the Registrant’s Registration Statement on Form S-1 (No. 33-47936).

(2)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended June 28, 2005.

(3)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed December 10, 2007.

(4)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed April 21, 2008.

(5)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-A dated August 19, 1998.

(6)	Previously filed and incorporated by reference herein from the Registrant’s post-effective Amendment No. 1 to its Registration Statement on Form 8-A filed November 13, 2003.

(7)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed March 11, 2008.

(8)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed March 17, 2008.

(9)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed February 28, 2008.