Form 10-Q
period 2008-07-01
CHEESECAKE FACTORY INC
filed 2008-07-24
CIK 887596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of July 21, 2008, 64,734,188 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

PART I.          FINANCIAL INFORMATION

Item 1.             Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 1, 2008	January 1, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$93,784	$36,867
Investments and marketable securities	994	5,014
Accounts receivable	6,930	11,347
Other receivables	22,941	61,045
Inventories	29,848	24,058
Prepaid expenses	28,388	27,879
Deferred income taxes	1,062	15,003
Total current assets	183,947	181,213
Property and equipment, net	860,783	862,331
Other assets:
Marketable securities	7	7,348
Trademarks	3,878	3,490
Prepaid rent	59,393	58,101
Other	35,622	33,270
Total other assets	98,900	102,209
Total assets	$1,143,630	$1,145,753
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,426	$57,924
Income taxes payable	5,069	11,536
Other accrued expenses	123,750	147,612
Total current liabilities	165,245	217,072
Deferred income taxes	66,228	66,202
Deferred rent	53,250	50,025
Deemed landlord financing liability	51,383	50,214
Long-term debt	275,000	175,000
Other noncurrent liabilities	22,892	24,314
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 82,788,335 and 82,660,209 issued at July 1, 2008 and January 1, 2008, respectively	828	827
Additional paid-in capital	363,707	354,328
Retained earnings	577,848	544,418
Accumulated other comprehensive loss	(1,872)	(2,898)
Treasury stock, 18,073,847 and 13,508,424 shares at cost at July 1, 2008 and January 1, 2008, respectively	(430,879)	(333,749)
Total stockholders’ equity	509,632	562,926
Total liabilities and stockholders’ equity	$1,143,630	$1,145,753

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended July 1, 2008	Thirteen Weeks Ended July 3, 2007	Twenty-Six Weeks Ended July 1, 2008	Twenty-Six Weeks Ended July 3, 2007

Revenues	$407,134	$373,167	$800,937	$729,750

Costs and expenses:
Cost of sales	104,540	92,283	205,279	181,843
Labor expenses	133,192	120,696	265,715	239,536
Other operating costs and expenses	96,243	85,199	192,141	169,993
General and administrative expenses	20,211	20,237	40,554	39,709
Depreciation and amortization expenses	18,361	15,633	36,454	31,023
Preopening costs	4,619	3,724	7,105	6,808
Total costs and expenses	377,166	337,772	747,248	668,912
Income from operations	29,968	35,395	53,689	60,838
Interest expense	(4,080)	(3,058)	(7,619)	(4,105)
Interest income	596	1,398	1,118	3,030
Other income/(expense), net	61	272	(114)	539
Income before income taxes	26,545	34,007	47,074	60,302
Income tax provision	7,444	10,299	13,644	18,188
Net income	$19,101	$23,708	$33,430	$42,114

Net income per share:
Basic	$0.29	$0.33	$0.50	$0.57
Diluted	$0.29	$0.33	$0.50	$0.56

Weighted average shares outstanding:
Basic	65,474	71,786	66,792	74,404
Diluted	65,916	72,818	67,240	75,522

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total

Balance, January 1, 2008	82,660	$827	$354,328	$544,418	$(2,898)	$(333,749)	$562,926
Comprehensive income:
Net income	—	—	—	33,430	—	—	33,430
Net unrealized gain on available-for-sale securities	—	—	—	—	48	—	48
Net unrealized gain on derivative financial instruments	—	—	—	—	978	—	978
Total comprehensive income							34,456
Issuance of common stock from stock options exercised	185	2	2,172	—	—	—	2,174
Tax benefit related to stock options exercised, net of cancellations	—	—	(797)	—	—	—	(797)
Stock-based compensation	—	—	7,684	—	—	—	7,684
Issuance of restricted stock, net of forfeitures	(57)	(1)	—	—	—	—	(1)
Capital contribution	—	—	320	—	—	—	320
Purchase of treasury stock	—	—	—	—	—	(97,130)	(97,130)
Balance, July 1, 2008	82,788	$828	$363,707	$577,848	$(1,872)	$(430,879)	$509,632

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended July 1, 2008	Twenty-Six Weeks Ended July 3, 2007

Cash flows from operating activities:
Net income	$33,430	$42,114
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	36,454	31,023
Deferred income taxes	(3,750)	451
Stock-based compensation	7,013	8,677
Tax benefit related to stock options exercised, net of cancellations	(993)	1,656
Excess tax benefit related to stock options exercised	(348)	(996)
Other	768	54
Changes in assets and liabilities:
Accounts receivable	4,417	5,281
Other receivables	38,104	15,254
Inventories	(5,790)	(5,956)
Prepaid expenses	(509)	(711)
Other assets	(2,672)	(10,018)
Accounts payable	(21,498)	(2,937)
Income taxes payable	10,676	9,083
Other accrued expenses	(22,661)	(7,723)
Cash provided by operating activities	72,641	85,252
Cash flows from investing activities:
Additions to property and equipment	(39,766)	(104,813)
Investments in available-for-sale securities	—	(47,865)
Sales of available-for-sale securities	11,466	48,266
Cash used in investing activities	(28,300)	(104,412)
Cash flows from financing activities:
Deemed landlord financing proceeds	7,305	19,033
Deemed landlord financing payments	(636)	(472)
Proceeds from exercise of employee stock options	2,173	6,507
Excess tax benefit related to stock options exercised	348	996
Borrowings on credit facility	100,000	150,000
Purchase of treasury stock	(97,130)	(180,362)
Payment for future treasury stock purchases under accelerated stock repurchase agreement	—	(19,638)
Capital contribution	516	—
Cash provided by/(used in) financing activities	12,576	(23,936)
Net change in cash and cash equivalents	56,917	(43,096)
Cash and cash equivalents at beginning of period	36,867	44,790
Cash and cash equivalents at end of period	$93,784	$1,694

Supplemental disclosures:
Interest paid	$8,333	$4,105
Income taxes paid	$7,716	$6,804

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year.  As discussed in Note 10, we adopted SFAS 157 in the first quarter of fiscal 2008.  We are currently evaluating the impact, if any, that adoption of the deferred provisions of this statement will have on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We did not elect to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards.  Therefore, the adoption of this standard had no impact on our consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for us as of the first quarter of fiscal 2009.  The implementation of this statement will not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced related disclosures.  FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008.  We are currently evaluating the impact that FSP 142-3 will have on our consolidated financial statements.

2.  Investments and Marketable Securities

Investments and marketable securities consisted of (in thousands):

Classification	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Maturity

At July 1, 2008:
Current assets:
Available-for-sale securities:
Corporate debt securities	$995	$—	$(1)	$994	February 2009
U.S. government agency obligations	—	—	—	—
Total	$995	$—	$(1)	$994

Other assets:
Available-for-sale securities:
Corporate debt securities	$7	$—	$—	$7	September 2009
U.S. government agency obligations	—	—	—	—
Total	$7	$—	$—	$7

At January 1, 2008:
Current assets:
Available-for-sale securities:
Corporate debt securities	$1,263	$—	$(8)	$1,255	June 2008 to August 2008
U.S. government agency obligations	3,764	—	(5)	3,759	February 2008 to May 2008
Total	$5,027	$—	$(13)	$5,014

Other assets:
Available-for-sale securities:
Corporate debt securities	$7,413	$3	$(68)	$7,348	January 2009 to May 2010
U.S. government agency obligations	—	—	—	—
Total	$7,413	$3	$(68)	$7,348

3.  Inventories

Inventories consisted of (in thousands):

	July 1, 2008	January 1, 2008

Restaurant food and supplies	$11,669	$11,018
Bakery finished goods	14,710	9,686
Bakery raw materials and supplies	3,469	3,354
Total	$29,848	$24,058

4.  Long-Term Debt

Long-term debt consisted of (in thousands):

	July 1, 2008	January 1, 2008

Credit facility	$275,000	$175,000

During the first quarter of fiscal 2008, we amended our revolving credit facility (“Facility”) to increase the maximum available borrowing capacity to $300 million and then borrowed an additional $100 million under the Facility, primarily to fund share repurchases.  Outstanding debt under the amended Facility bears interest at a floating rate based on the London Interbank Offering Rate (LIBOR) plus a spread ranging from 0.75% to 1.0%, depending on our ratio of debt to trailing 12-month earnings before interest, taxes, depreciation, amortization and noncash stock option expense (“EBITDA”), as defined in the agreement.  In addition, we pay a commitment fee ranging from 0.15% to 0.20%, also depending on our ratio of debt to EBITDA, calculated on the average unused portion of the Facility.

Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of July 1, 2008, we had net availability for borrowings of $9.4 million, based on outstanding debt of $275.0 million and $15.6 million in standby letters of credit.  The Facility provides that we will maintain certain financial covenants, which include a debt to EBITDA ratio below a specified threshold, as well as a minimum EBITDAR (EBITDA plus rental expense as defined in the agreement) to interest and rental expense ratio.  At July 1, 2008, we were in compliance with these covenants. Since we have both the contractual ability and the intention to maintain the outstanding balance on our Facility, the debt is classified as long-term on our consolidated balance sheets.

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

5.  Stockholders’ Equity

During the first quarter of fiscal 2008, our Board of Directors increased the share repurchase authorization of our common shares to 31.0 million from 21.0 million.  Under these authorizations, we have cumulatively repurchased a total of 18.1 million shares for a total cost of $430.9 million through July 1, 2008.  The authorization does not have an expiration date and it does not require us to purchase a specific number of shares.   This authorization may be modified, suspended or terminated at any time.  The timing and number of shares repurchased pursuant to the share repurchase authorization will be subject to a number of factors, including current market conditions, legal constraints and available cash or other sources of funding.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. Our share repurchase plan will be used to return excess capital to shareholders in years when new restaurant site availability does not meet our criteria, as well as to minimize the dilutive impact of our stock option programs.

6.  Stock-Based Compensation

The following table presents information related to stock-based compensation (in thousands):

	Thirteen Weeks Ended July 1, 2008	Thirteen Weeks Ended July 3, 2007	Twenty-Six Weeks Ended July 1, 2008	Twenty-Six Weeks Ended July 3, 2007

Stock-based compensation expense	$2,406	$4,827	$7,013	$8,677

Income tax benefit	676	1,462	2,067	2,617

Capitalized stock-based compensation (1)	254	519	671	801

(1)	Capitalized stock-based compensation is included in property and equipment, net and other assets on the consolidated balance sheets.

Stock Options

The weighted average fair value at the grant date for options issued during the second quarter of fiscal 2008 and 2007 was $7.90 and $10.10 per option, respectively.  The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the second quarter of fiscal 2008 and 2007, respectively: (a) no dividend yield on our stock, (b) expected stock price volatility of 36.0% and 30.9%, (c) a risk-free interest rate of 3.1% and 4.7%, and (d) an expected option term of 5.3 and 5.0 years.

During the second quarter of fiscal 2008, we adjusted our estimated forfeitures to reflect an increase in our rate of forfeited stock options, resulting in a $2.2 million reduction in stock-based compensation expense.

Stock option activity during the twenty-six weeks ended July 1, 2008 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at January 1, 2008	9,339	$25.98
Granted	933	$21.04
Exercised	(185)	$11.77
Cancelled	(670)	$29.21
Outstanding at July 1, 2008	9,417	$25.54	6.6	$2,277

Vested and expected to vest at July 1, 2008	7,656	$25.20	6.2	$2,277

Exercisable at July 1, 2008	3,917	$23.69	4.7	$2,277

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on July 1, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on July 1, 2008.  This amount changes based on the fair market value of our stock.  Total intrinsic value of options exercised for the thirteen and twenty-six weeks ended July 1, 2008 was $1.1 million and $1.8 million, respectively.  Total intrinsic value of options exercised for the thirteen and twenty-six weeks ended July 3, 2007 was $2.6 million and $6.1 million, respectively.  As of July 1, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was $26.6 million, which we expect to recognize over a weighted average period of approximately 2.8 years.

Restricted Shares

Restricted share activity during the twenty-six weeks ended July 1, 2008 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding at January 1, 2008	527	$25.70
Granted	—	—
Vested	—	—
Forfeited	(57)	25.20
Outstanding at July 1, 2008	470	$25.77

Fair value of our restricted shares is based on our closing stock price on the date of grant.  As of July 1, 2008, total unrecognized stock-based compensation expense related to nonvested restricted shares was $7.0 million, which we expect to recognize over a weighted average period of approximately 1.8 years.

7.  Income Taxes

Included in the income tax provision for the second quarter of fiscal 2008 are the following two discreet items:

•                  The Internal Revenue Service (“IRS”) is currently auditing our tax returns for fiscal years 2003, 2004 and 2005 with respect to the deductibility, under the provisions of Internal Revenue Code Section 162(m), of certain compensation in excess of $1 million per year paid to certain executive officers resulting from their exercise of stock options later determined to be misdated.  On May 1, 2008, the IRS issued a Notice of Proposed Adjustment to the Company disallowing the deduction of approximately $5.1 million of compensation expense with respect to the exercise of stock options by three current executive officers and one former executive officer.  While it is our position that these options met the requirements of Section 162(m) for deductibility, we established a $2.2 million liability in the second quarter of fiscal 2008 to account for the estimated taxes and interest due through July 1, 2008.

•                  Our application for a change in accounting for construction allowances was approved by the Internal Revenue Service on July 14, 2008.  As a result and in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), in the second quarter of fiscal 2008 we recognized tax benefits of $16.8 million, excluding interest, which were reflected as decreases in both deferred tax assets and income tax payable.  In addition, we relieved $2.4 million of interest related to this uncertain tax position, reflected as a reduction to income tax expense for the second quarter of fiscal 2008.

We recognize interest related to uncertain tax positions in income tax expense.  Penalties related to uncertain tax positions are part of general and administrative expenses.  As of July 1, 2008, we have $1.2 million of unrecognized tax benefits and approximately $0.2 million of accrued interest related to uncertain tax positions.

8.      Net Income Per Share

At July 1, 2008 and July 3, 2007, 0.5 million shares of restricted stock issued to employees were unvested, and were therefore excluded from the calculation of basic earnings per share for each of the fiscal quarters ended on those dates.  Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted shares, calculated using the treasury stock method.  Assumed proceeds from the in-the-money options include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment.”

(In thousands, except per share data)	Thirteen Weeks Ended July 1, 2008	Thirteen Weeks Ended July 3, 2007	Twenty-Six Weeks Ended July 1, 2008	Twenty-Six Weeks Ended July 3, 2007

Net income	$19,101	$23,708	$33,430	$42,114

Basic weighted average shares outstanding	65,474	71,786	66,792	74,404
Dilutive effect of stock options and restricted shares	442	1,032	448	1,118

Diluted weighted average shares outstanding	65,916	72,818	67,240	75,522

Basic net income per share	$0.29	$0.33	$0.50	$0.57

Diluted net income per share	$0.29	$0.33	$0.50	$0.56

Shares of common stock equivalents of 8.4 million and 8.5 million for the thirteen and twenty-six weeks ended July 1, 2008 and 5.5 million for both the thirteen and twenty-six weeks ended July 3, 2007, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

9.  Comprehensive Income

Comprehensive income consisted of (in thousands):

	Thirteen Weeks Ended July 1, 2008	Thirteen Weeks Ended July 3, 2007	Twenty-Six Weeks Ended July 1, 2008	Twenty-Six Weeks Ended July 3, 2007

Net income	$19,101	$23,708	$33,430	$42,114
Net unrealized (loss)/gain on available-for-sale securities	(3)	(110)	48	90
Unrealized gain on derivative financial instruments	4,813	632	978	632

Total	$23,911	$24,230	$34,456	$42,836

10.  Fair Value Measurement

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

The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 1, 2008 by level within the fair value hierarchy (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3

Assets:
Derivative financial instruments	$—	$1,372	$—

Liabilities:
Derivative financial instruments	$—	$5,071	$—

Our derivative financial instruments are interest rate collars based on LIBOR swap rates, which are observable at commonly quoted intervals for the full term of the derivatives and therefore considered a Level 2 input.

11. Commitments and Contingencies

Following our announcement on July 18, 2006 of the Audit Committee of our Board of Directors’ review of our historical stock option granting practices, eight separate putative shareholder derivative actions (the “Option Derivative Actions”) were filed against certain current and former Directors and certain of our current and former officers alleging that the defendants improperly dated certain historical stock option grants.  These cases, filed in Los Angeles County Superior Court were styled as Siebles v. Deitchle et. al. (Case No. BC355872) (subsequently re-filed in federal court), McGee v. Overton et al. (Case No. BC355953); Rigotti v. Overton, et al. (Case No. BC356850), Cullen v. Overton, et al. (Case No. BC356851), Sachs v. Overton et al. (Case No. BC357065), and filed in United States District Court for the Central District were styled as Siebles v. Deitchle et.al. (Case No. CV06 6234), Kuhns v. Deitchle et al. (Case No. SACV06917) and Freed v. Overton et al. (Case No. CV 06 06486).  On January 4, 2007, our Board of Directors established a Special Litigation Committee to facilitate timely and orderly consideration of the matters raised by and relating to the Option Derivative Actions. This committee completed its inquiry and the parties negotiated a stipulated settlement of the Option Derivative Actions.  The stipulated settlement was approved by the federal court and became effective June 4, 2008.  Pursuant to the stipulated settlement, the related state cases were dismissed, with prejudice.  Implementation of the terms of the settlement is in process.  In June, 2008, we were repaid an aggregate of $940,000 in cash or stock options with equivalent value by certain current and former directors and officers.  There are no future payments required by us.  In addition, the Los Angeles Regional Office of the Securities and Exchange Commission (SEC) advised us that it has completed its informal inquiry related to options misdating and does not intend to recommend any enforcement action against us.

The Internal Revenue Service (“IRS”) is currently auditing our tax returns for fiscal years 2003, 2004 and 2005 with respect to the deductibility, under the provisions of Internal Revenue Code Section 162(m), of certain compensation in excess of $1 million per year paid to certain executive officers resulting from their exercise of stock options later determined to be misdated.  On May 1, 2008, the IRS issued a Notice of Proposed Adjustment (“Notice”) to us disallowing the deduction of approximately $5.1 million of compensation expense with respect to the exercise of stock options by three current executive officers and one former executive officer.  The Notice is only an IRS proposal and not a final IRS determination.  Our position is that our stock option compensation qualifies as performance based compensation that is not subject to the limitations on deductibility under Internal Revenue Code Section 162(m).  We plan to continue our discussions with the IRS in an effort to reach a favorable resolution.  We will, if necessary, pursue all available administrative and legal remedies to resolve this matter favorably  While it is our position that these options met the requirements of Internal Revenue Code Section 162(m) for deductibility, we established a $2.2 million liability in the second quarter of fiscal 2008 to account for the estimated taxes and interest due through July 1, 2008.

On July 2, 2008, the Equal Employment Opportunity Commission (EEOC) for the Cleveland District Office issued determination letters in Charge #s 532-2006-01040, -01030, -01042 in favor of three former employees alleging that we engaged in a pattern and practice of sex discrimination, and in the case of one claimant, racial discrimination, in violation of Title VII of the Civil Rights Act of 1964 (Title VII).  The determination alleges that our actions resulted in females as a class being denied entry and progression into upper ranks of management at our restaurants.  We deny these allegations.  The EEOC has invited us to participate in its conciliation process. The EEOC is seeking payment of actual damages incurred by the claimants as well as compensatory and/or punitive monetary costs and remedial actions. We intend to participate in the conciliation process.  Based upon the current status of this matter, we have not reserved for any future payments.

After failing in efforts to reach a conciliated settlement, on June 30, 2008, the EEOC for the Phoenix District Office filed a complaint with the United States District Court for the District of Arizona stylized as Equal Employment Opportunity Commission vs. The Cheesecake Factory, Inc.  The Complaint alleges that since November 2004, we engaged in unlawful employment practices by permitting a class of male employees, including three named former employees, to be sexually harassed by male co-workers creating a hostile work environment in violation of Title VII.  The Complaint also alleges, among other claims, that we knew or should of known of the alleged sexual harassment and failed to act reasonably to prevent or correct such alleged sexual harassment.  The Complaint seeks injunctive relief and monetary compensation, including for emotional pain and suffering, among other damages.  The Complaint has not been served to date.  If served, we intend to vigorously defend against this litigation.  Based upon the current status of this matter, we have not reserved for any future payments.

We are subject to various other administrative and legal proceedings that are discussed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2008.

12.  Segment Information

We operate in two business segments.  Restaurants consist of The Cheesecake Factory®, Grand Lux Cafe® and RockSugar Pan Asian KitchenTM, which have similar investment criteria and economic and operating characteristics.  The bakery segment produces baked desserts and other products for our restaurants and for other foodservice operators, retailers and distributors.  Bakery sales to our restaurants are recorded at prices similar to third-party national accounts.  Unallocated corporate expenses, which include all stock-based compensation, assets and capital expenditures, are presented below as reconciling items to the amounts presented in the consolidated financial statements.

Segment information is presented below (in thousands):

	Thirteen Weeks Ended July 1, 2008	Thirteen Weeks Ended July 3, 2007	Twenty-Six Weeks Ended July 1, 2008	Twenty-Six Weeks Ended July 3, 2007
Revenue:
Restaurants	$392,604	$359,281	$771,288	$702,362
Bakery	26,736	25,500	53,819	50,440
Intercompany bakery sales	(12,206)	(11,614)	(24,170)	(23,052)
Total	$407,134	$373,167	$800,937	$729,750

Income from operations:
Restaurants	$46,510	$53,238	$88,575	$95,359
Bakery	2,963	3,696	6,046	7,803
Corporate	(19,505)	(21,539)	(40,932)	(42,324)
Total	$29,968	$35,395	$53,689	$60,838

Depreciation and amortization:
Restaurants	$16,105	$13,797	$31,938	$27,500
Bakery	744	723	1,474	1,399
Corporate	1,512	1,113	3,042	2,124
Total	$18,361	$15,633	$36,454	$31,023

Capital expenditures:
Restaurants	$18,623	$70,693	$37,519	$96,861
Bakery	301	1,888	846	3,529
Corporate	1,066	274	1,401	4,423
Total	$19,990	$72,855	$39,766	$104,813

	July 1, 2008	January 1, 2008
Total assets:
Restaurants	$917,679	$950,606
Bakery	59,358	59,041
Corporate	166,593	136,106
Total	$1,143,630	$1,145,753

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain information included in this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters.  These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers.  Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify forward-looking statements.  These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the “Act”).

In connection with the “safe harbor” provisions of the Act, we have identified and filed important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf (see Part I, Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2008). These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. Except as may be required by law, we do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

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

As of July 24, 2008, we operated 143 upscale, full-service, casual dining restaurants under The Cheesecake Factory® mark and 13 upscale, full-service, casual dining restaurants under the Grand Lux Cafe® mark.  We also operate one unit of our newest concept, RockSugar Pan Asian KitchenTM and two bakery production facilities.  Additionally, we license two bakery cafe outlets under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.

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

The Cheesecake Factory is an upscale casual dining concept that offers approximately 200 menu items including appetizers, pizza, seafood, steaks, chicken, burgers, pasta, specialty items, salads, sandwiches, omelets and desserts, including approximately 40 varieties of cheesecake and other baked desserts.  Grand Lux Cafe is also an upscale casual dining concept offering approximately 150 menu items.  RockSugar Pan Asian Kitchen is our newest upscale casual dining concept showcasing the cuisines of Thailand, Vietnam, Malaysia, Singapore, Indonesia and India.  In contrast to many chain restaurant operations, substantially all of our menu items (except desserts manufactured at our bakery production facilities) are prepared on the restaurant premises using high quality, fresh ingredients based on innovative and proprietary recipes.  We believe our restaurants are recognized by consumers for offering exceptional value with generous food portions at moderate prices.  Our restaurants’ distinctive, contemporary design and decor create a high-energy ambiance in a casual setting.  Our restaurants currently range in size from 5,400 to 21,000 interior square feet, provide full liquor service and are generally open seven days a week for lunch and dinner, as well as Sunday brunch.

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

In fiscal 2007, we opened 21 new restaurants, including five Grand Lux Cafes.  In fiscal 2008, we expect to open six new Cheesecake Factory restaurants and the initial unit of our newest concept, RockSugar Pan Asian Kitchen, which we opened in the second quarter of 2008.

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

	Thirteen Weeks Ended July 1, 2008	Thirteen Weeks Ended July 3, 2007	Twenty-Six Weeks Ended July 1, 2008	Twenty-Six Weeks Ended July 3, 2007

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	25.7	24.7	25.6	24.9
Labor expenses	32.7	32.3	33.2	32.8
Other operating costs and expenses	23.6	22.9	24.0	23.3
General and administrative expenses	5.0	5.4	5.1	5.5
Depreciation and amortization expenses	4.5	4.2	4.5	4.3
Preopening costs	1.1	1.0	0.9	0.9
Total costs and expenses	92.6	90.5	93.3	91.7
Income from operations	7.4	9.5	6.7	8.3
Interest expense	(1.0)	(0.8)	(0.9)	(0.5)
Interest income	0.1	0.3	0.1	0.4
Other income, net	0.0	0.1	0.0	0.1
Income before income taxes	6.5	9.1	5.9	8.3
Income tax provision	1.8	2.7	1.7	2.5
Net income	4.7%	6.4%	4.2%	5.8%

Thirteen Weeks Ended July 1, 2008 Compared to Thirteen Weeks Ended July 3, 2007

Revenues

Revenues increased 9% to $407.1 million for the thirteen weeks ended July 1, 2008 compared to $373.2 million for the thirteen weeks ended July 3, 2007.

Restaurant sales increased 9% to $392.6 million compared to $359.3 million for the same period of the prior year.  The resulting sales increase of $33.3 million consisted of a $13.3 million, or a 4.1% decrease, in comparable restaurant sales and $46.6 million increase from restaurants not in the comparable sales base.  Our restaurant sales increase results from the opening of 23 restaurants since the end of the comparable quarter of the prior year.

Comparable restaurant sales at The Cheesecake Factory restaurants decreased approximately 4.1% from the prior year second quarter.  We implemented an approximate 1.5% effective menu price increase during our winter menu update in January and February 2008, and an approximate 1.5% effective menu price increase during our summer menu update in July and August 2007.  The decrease in comparable sales for the second quarter of fiscal 2008 was below our effective menu price increase for the quarter due to reduced traffic at our restaurants, which we believe was caused primarily by the macro economic factors affecting the restaurant industry in general.

Comparable sales at the Grand Lux Cafes decreased approximately 4.5% compared to the prior year second quarter.  We implemented an approximate 1.5% effective menu price increase in April 2008 and an approximate 1.0% effective menu price increase in April 2007.  We believe this decrease in comparable sales is also attributable to the macro economic factors impacting the restaurant industry in general.

We presently update and reprint the menus in our restaurants twice a year.  For Cheesecake Factory restaurants, these updates generally occur during January and February (the “winter menu change”) and during July and August (the “summer menu change”). As part of these menu updates, we evaluate the need for menu price increases based on those operating cost and expense increases that we are aware of or can reasonably expect.  While menu price increases can facilitate increased comparable restaurant sales in addition to offsetting margin pressure, all potential menu price increases must be carefully considered in light of their ultimate acceptability by our restaurant guests.  Additionally, other factors outside of our control, such as inclement weather, timing of holidays, general economic and competitive conditions and other factors referenced in the Annual Report on Form 10-K for the year ended January 1, 2008 can impact comparable sales comparisons.  Accordingly, there can be no assurance that increases in comparable sales will be achieved.

Total restaurant operating weeks increased 15.2% to 2,005 for the thirteen weeks ended July 1, 2008.  Average sales per restaurant operating week decreased 5.2% to $195,800 compared to the same period last year.  This decrease in average weekly sales is due principally to decreased restaurant traffic in general and the increased openings of Grand Lux Cafes, which we expect to open with average sales per week lower than the existing Grand Lux Cafe base.

During fiscal 2008, our goal is to open seven new restaurants, consisting of six Cheesecake Factory restaurants as well as the initial unit of our newest concept, RockSugar Pan Asian Kitchen.  We opened four Cheesecake Factory restaurants and RockSugar Pan Asian Kitchen during the second quarter of fiscal 2008.  Although it is difficult for us to predict the timing of our new restaurant openings by quarter, due to the nature of our leased restaurant locations and our highly customized layouts, our current plan calls for the remaining two openings to occur in the fourth quarter.

Bakery sales to other foodservice operators, retailers and distributors (“bakery sales”) increased 4% to $14.5 million for the thirteen weeks ended July 1, 2008 compared to $13.9 million for the comparable period of the prior year. This increase is due primarily to higher sales to the warehouse clubs, which is our largest sales channel for bakery sales.  Sales to warehouse clubs comprised approximately 61% of total bakery sales in the current quarter compared to 60% for the same period of the prior year.

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

Cost of Sales

Cost of sales increased 13% to $104.5 million for the thirteen weeks ended July 1, 2008, compared to $92.3 million for the comparable period last year.  This increase was primarily attributable to the 9% increase in revenues.  As a percentage of revenues, cost of sales increased to 25.7% in the second quarter of fiscal 2008 compared to 24.7% in the same period of the prior year. This increase was primarily attributable to unfavorable year-over-year pricing for cheese, poultry and general grocery items.

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

We are currently able to contract for the majority of the food commodities used in our operations for periods up to one year.  With the exception of cream cheese used in our bakery operations, many of the fresh commodities, such as fish, dairy, and certain produce products are not currently contractible for periods longer than 30 days in most cases.  As a result, these fresh commodities can be subject to unforeseen supply and cost fluctuations due principally to weather and other general agricultural conditions.  Cream cheese is the most significant commodity used in our bakery products, with an expected requirement of as much as 12 million to 13 million pounds during fiscal 2008.  We have contracted for a majority of our cream cheese requirements for fiscal 2008 and will also purchase cream cheese on the spot market as necessary to supplement our agreements.

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

Labor Expenses

Labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, increased 10% to $133.2 million for the thirteen weeks ended July 1, 2008 compared to $120.7 million for the same period of the prior year.  This increase was principally in support of the 9% increase in revenues over the second quarter of fiscal 2007.  As a percentage of revenues, labor expenses increased to 32.7% versus 32.3% for the comparable period last year.  While we manage our labor judiciously to adapt to revenue fluctuations, we expect to experience some de-leveraging of labor costs at lower sales levels as we are committed to delivering the level of service our guests expect, while still achieving reasonable labor costs. In addition, we experienced minimum wage increases in several states in which we operate.  For the thirteen weeks ended July 1, 2008, stock-based compensation included in labor expenses was $0.2 million, net of a $1.5 million reduction in expense related to an increase in our estimated stock option forfeiture rate.  For the thirteen weeks ended July 3, 2007, labor expenses included stock-based compensation expense of $1.6 million, or 0.4% of revenues.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses.  Other operating costs and expenses increased 13% to $96.2 million for the thirteen weeks ended July 1, 2008 compared to $85.2 million for the comparable period of the prior year.  This increase was principally attributable to the 9% increase in revenues.  As a percentage of revenues, other operating costs and expenses increased to 23.6% for the thirteen weeks ended July 1, 2008 versus 22.9% for the comparable period of fiscal 2007.  Higher utility costs and the de-leveraging of fixed cost maintenance contracts due to lower average weekly sales at our restaurants accounted for the majority of this increase.  In addition, the second quarter of fiscal 2007 included a $1.0 million insurance benefit related to settlement of disputed coverage under an employment practices claim.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, the restaurant field supervision organization, the bakery administrative organization and the corporate support organization.  G&A expenses were $20.2 million for the both the thirteen weeks ended July 1, 2008 and for the comparable period of fiscal 2007.  As a percentage of revenues, G&A expenses decreased to 5.0% for the thirteen weeks ended July 1, 2008 versus 5.4% for the same period of fiscal 2007.  For the thirteen weeks ended July 1, 2008, stock-based compensation included in G&A expenses was $2.2 million, or 0.5% of revenues, net of a $0.7 million reduction in expense related to an increase in our estimated stock option forfeiture rate.  G&A expenses for the second quarter of fiscal 2007 included $3.1 million, or 0.8% of revenues, of stock-based compensation expense.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased 18% to $18.4 million for the thirteen weeks ended July 1, 2008 compared to $15.6 million for the thirteen weeks ended July 3, 2007.  This increase was principally due to property and equipment additions associated with new restaurant openings.  As a percentage of revenues, depreciation and amortization increased to 4.5% for the thirteen weeks ended July 1, 2008 compared to 4.2% for the same period of fiscal 2007.  The increase is primarily attributable to de-leveraging from lower average weekly sales at our restaurants.

Preopening Costs

Preopening costs increased to $4.6 million for the thirteen weeks ended July 1, 2008 compared to $3.7 million in the same period of the prior year.  We had five restaurant openings, consisting of four Cheesecake Factory restaurants and RockSugar Pan Asian Kitchen, during the second quarter of fiscal 2008 compared to two Cheesecake Factory restaurant openings for the same quarter last year.  In addition, preopening costs were incurred in both periods for restaurant openings in progress.

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

Interest Expense, Interest Income and Other Income/Expense, Net

Interest expense increased to $4.1 million for the thirteen weeks ended July 1, 2008 compared to $3.1 million for the comparable prior year period, due primarily to higher borrowings on our revolving credit facility.  Interest expense also included $0.9 million for the thirteen weeks ended July 1, 2008 versus $0.7 million for the comparable prior year period associated with landlord construction allowances deemed to be financing in accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction.”

Interest income decreased to $0.6 million for the second quarter of fiscal 2008 compared to $1.4 million for the same period of the prior year, due primarily to lower investment balances driven by significant share repurchases during fiscal 2007 and the first half of fiscal 2008.

We recorded net other income of $0.1 million for the thirteen weeks ended July 1, 2008 compared to $0.3 million for the comparable prior year period.

Income Tax Provision

Our effective income tax rate was 28.0% for the thirteen weeks ended July 1, 2008 compared with 30.3% for the comparable prior year period.  The effective tax rate is affected by a number of factors, including pretax income, operating margins and tax credits achieved during the year.  Income tax expense for the second quarter of fiscal 2008 was impacted by the accrual of $2.2 million in taxes and interest related to the potential disallowance of the deductibility of certain executive compensation under the provisions of Internal Revenue Code Section 162(m).  This increase was offset by a $2.4 million reduction in income tax expense related to Internal Revenue Service approval of our application for a change in accounting for construction allowances.  See Note 7 of Notes to Consolidated Financial Statements for further discussion.

Twenty-Six Weeks Ended July 1, 2008 Compared to Twenty-Six Weeks Ended July 3, 2007

Revenues

Revenues increased 10% to $800.9 million for the twenty-six weeks ended July 1, 2008 compared to $729.8 million for the twenty-six weeks ended July 3, 2007.

Restaurant sales increased 10% to $771.3 million compared to $702.4 million for the same period of the prior year.  The resulting sales increase of $68.9 million consisted of a $18.3 million, or a 3.1% decrease, in comparable restaurant sales and $87.2 million increase from restaurants not in the comparable sales base.  Restaurant sales in the first quarter of fiscal 2008 and fiscal 2007 were negatively impacted by approximately $5.0 million and $2.8 million, respectively, due to severe weather in many parts of the country.  Excluding the weather-related impact we estimate that comparable restaurant sales would have decreased by 2.8%.

Comparable restaurant sales at The Cheesecake Factory restaurants decreased approximately 3.1%, or approximately 2.8% excluding the weather-related impact, compared to the first half of fiscal 2007.  We implemented an approximate 1.5% effective menu price increase during our winter menu update in January and February 2008, and an approximate 1.5% effective menu price increase during our summer menu update in July and August 2007.  The decrease in comparable sales for the first half of fiscal 2008 was below our effective menu price increase due to reduced traffic at our restaurants, which we believe was caused primarily by the macro economic factors affecting the restaurant industry in general.

Comparable sales at the Grand Lux Cafes decreased approximately 3.1%, or approximately 3.0% excluding the weather-related impact, compared to the first half of fiscal 2007.  We implemented an approximate 1.5% effective menu price increase in April 2008 and an approximate 1.0% effective menu price increase in April 2007.  We believe this decrease in comparable sales is also attributable to the macro economic factors impacting the restaurant industry in general.

Bakery sales to other foodservice operators, retailers and distributors (“bakery sales”) increased 8% to $29.6 million for the twenty-six weeks ended July 1, 2008 compared to $27.4 million for the comparable period of the prior year. This increase is due primarily to higher sales to the warehouse clubs, which is our largest sales channel for bakery sales.  Sales to warehouse clubs comprised approximately 65% of total bakery sales in both the twenty-six weeks ended July 1, 2008 and the comparable period of the prior year.

Cost of Sales

Cost of sales increased 13% to $205.3 million for the twenty-six weeks ended July 1, 2008, compared to $181.8 million for the comparable period last year.  This increase was primarily attributable to the 10% increase in revenues.  As a percentage of revenues, these costs increased to 25.6% for the twenty-six weeks ended July 1, 2008 compared to 24.9% in the same period of the prior year. This increase was primarily attributable to unfavorable year-over-year pricing for cheese, poultry and general grocery items.

Labor Expenses

Labor expenses increased 11% to $265.7 million for the twenty-six weeks ended July 1, 2008 compared to $239.5 million for the same period of the prior year.  This increase was principally due to the impact of new restaurant openings.  As a percentage of revenues, labor expenses increased to 33.2% versus 32.8% for the comparable period last year.  While we manage our labor judiciously to adapt to revenue fluctuations, we expect to experience some de-leveraging of labor costs at lower sales levels as we are committed to delivering the level of service our guests expect, while still achieving reasonable labor costs. In addition, we experienced minimum wage increases in several states in which we operate.  For the twenty-six weeks ended July 1, 2008, stock-based compensation included in labor expenses was $2.0 million, or 0.2% of revenues, net of a $1.5 million reduction in expense related to an increase in our estimated stock option forfeiture rate.  For the twenty-six weeks ended July 3, 2007, labor expenses included stock-based compensation expense of $3.3 million, or 0.5% of revenues.

Other Operating Costs and Expenses

Other operating costs and expenses increased 13% to $192.1 million for the twenty-six weeks ended July 1, 2008 compared to $170.0 million for the comparable period of the prior year.  This increase was principally attributable to the 10% increase in revenues.  As a percentage of revenues, other operating costs and expenses increased to 24.0% for the twenty-six weeks ended July 1, 2008 versus 23.3% for the comparable period of fiscal 2007.  Higher utility costs and the de-leveraging of fixed cost maintenance contracts due to lower average weekly sales at our restaurants accounted for the majority of this increase.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased 2% to $40.6 million for the twenty-six weeks ended July 1, 2008 compared to $39.7 million for the same period of fiscal 2007.  As a percentage of revenues, G&A expenses decreased to 5.1% for the twenty-six weeks ended July 1, 2008 versus 5.5% for the same period of fiscal 2007.  The decrease as a percent of revenues is partially due to the inclusion of a $1.7 million expense, or 0.2% of revenues, in the prior year to reimburse staff members who were impacted by taxes assessed under Internal Revenue Service Section 409A on the exercise of certain stock options in fiscal 2006.  For the twenty-six weeks ended July 1, 2008, stock-based compensation included in G&A expenses was $4.9 million, or 0.6% of revenues, net of a $0.7 million reduction in expense related to an increase in our estimated stock option forfeiture rate.  G&A expenses for the twenty-six weeks ended July 3, 2007 included $5.2 million, or 0.7% of revenues, of stock-based compensation expense.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased 18% to $36.5 million for the twenty-six weeks ended July 1, 2008 compared to $31.0 million for the twenty-six weeks ended July 3, 2007.  This increase was principally due to property and equipment additions associated with new restaurant openings.  As a percentage of revenues, depreciation and amortization increased to 4.5% for the twenty-six weeks ended July 1, 2008 compared to 4.3% for the same period of fiscal 2007.  The increase is primarily attributable to de-leveraging from lower average weekly sales at our restaurants.

Preopening Costs

Preopening costs increased to $7.1 million for the twenty-six weeks ended July 1, 2008 compared to $6.8 million in the same period of the prior year.  We incurred preopening costs to open five restaurants, consisting of four Cheesecake Factory restaurants and RockSugar Pan Asian Kitchen, during the first half of fiscal 2008 compared to two Cheesecake Factory restaurants and one Grand Lux Cafe for the same period last year.  In addition, preopening costs were incurred in both periods for restaurant openings in progress.

Interest Expense, Interest Income and Other Income/Expense, Net

Interest expense increased to $7.6 million for the twenty-six weeks ended July 1, 2008 compared to $4.1 million for the comparable prior year period, due primarily to higher borrowings on our revolving credit facility.  Interest expense also included $1.8 million for the twenty-six weeks ended July 1, 2008 versus $1.3 million for the comparable prior year period associated with landlord construction allowances deemed to be financing in accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction.”

Interest income decreased to $1.1 million for the twenty-six weeks ended July 1, 2008 compared to $3.0 million for the same period of the prior year, due primarily to lower investment balances driven by significant share repurchases during fiscal 2007 and the first half of fiscal 2008.

We recorded net other expense for the twenty-six weeks ended July 1, 2008 of $0.1 million compared to net other income of $0.5 million for the comparable prior year period.  This variance primarily relates to declines in value of our investments in variable life insurance contracts used to informally fund our Executive Savings Plan.

Income Tax Provision

Our effective income tax rate was 29.0% for the twenty-six weeks ended July 1, 2008 compared with 30.2% for the comparable prior year period.  The effective tax rate is affected by a number of factors, including pretax income, operating margins and tax credits achieved during the year.  Income tax expense for the second quarter of fiscal 2008 was impacted by the accrual of $2.2 million in taxes and interest related to the potential disallowance of the deductibility of certain executive compensation under the provisions of Internal Revenue Code Section 162(m).  This increase was offset by a $2.4 million reduction in income tax expense related to Internal Revenue Service approval of our application for a change in accounting for construction allowances.  See Note 7 of Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in millions):

	July 1, 2008	January 1, 2008

Cash and marketable securities on hand	$94.8	$49.2
Net working capital	$18.7	$(35.9)
Adjusted net working capital (1)	$18.7	$(28.5)
Current ratio	1.1:1	0.8:1
Adjusted current ratio (1)	1.1:1	0.9:1
Long-term debt and deemed landlord financing liability, including current portion	$327.8	$226.5

(1)

Includes all marketable securities classified as either current assets ($1.0 million and $5.0 million at July 1, 2008 and January 1, 2008, respectively) or noncurrent assets ($7.3 million at January 1, 2008.)

	Twenty-Six Weeks Ended July 1, 2008	Twenty-Six Weeks Ended July 3, 2007

Cash provided by operating activities	$72.6	$85.3
Capital expenditures	$39.8	$104.8

During the twenty-six weeks ended July 1, 2008, our cash and marketable securities on hand increased by $45.6 million to $94.8 million from the January 1, 2008 balance.  This increase was primarily attributable to borrowing on our credit facility, cash provided by operating activities and landlord construction contributions, partially offset by the purchase of treasury stock and property and equipment.  In the table above, we present adjusted net working capital and current ratio calculations that include all marketable securities classified as either current or noncurrent assets.  We believe these adjusted calculations provide investors with useful information regarding our overall liquidity position because all marketable securities are readily available to meet our liquidity requirements.

During the first quarter of fiscal 2008, we amended our revolving credit facility (“Facility”) to increase the maximum available borrowing capacity to $300 million and then borrowed an additional $100 million under the Facility, primarily to fund share repurchases.  Outstanding debt under the amended Facility bears interest at a floating rate based on the London Interbank Offering Rate (LIBOR) plus a spread ranging from 0.75% to 1.0%, depending on our ratio of debt to trailing 12-month earnings before interest, taxes, depreciation, amortization and noncash stock option expense (“EBITDA”), as defined in the agreement.  In addition, we pay a commitment fee ranging from 0.15% to 0.20%, also depending on our ratio of debt to EBITDA, calculated on the average unused portion of the Facility.

Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of July 1, 2008, we had net availability for borrowings of $9.4 million, based on outstanding debt of $275.0 million and $15.6 million in standby letters of credit.  The Facility provides that we will maintain certain financial covenants, which include a debt to EBITDA ratio below a specified threshold, as well as a minimum EBITDAR (EBITDA plus rental expense) to interest and rental expense ratio.  At July 1, 2008, we were in compliance with these covenants.

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

For fiscal 2008, we currently estimate our cash outlays for capital expenditures to range between $75 million and $80 million, net of agreed-upon, up-front cash landlord construction contributions and excluding $12 million to $13 million of expected noncapitalizable preopening costs for new restaurants.  This amount also excludes approximately $3 million of landlord construction contributions to be applied as reductions to minimum or percentage rent over the lease terms. The amount reflected as additions to property and equipment in the consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each operating lease. This estimate contemplates a net outlay of $47 million to $49 million for as many as seven new restaurants to be opened during fiscal 2008, including our newest concept, RockSugar Pan Asian Kitchen, as well as estimated construction-in-progress disbursements for anticipated fiscal 2009 openings and estimated collections of up-front cash landlord construction contributions.  Expected capital expenditures for fiscal 2008 also include approximately $16 million to $18 million for maintenance and capacity addition expenditures to our existing restaurants and $12 million to $13 million for bakery and corporate infrastructure investments.

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

During the first quarter of fiscal 2008, our Board of Directors increased the share repurchase authorization of our common shares to 31.0 million from 21.0 million.  Under these authorizations, we have cumulatively repurchased a total of 18.1 million shares for a total cost of $430.9 million through July 1, 2008.  The authorization does not have an expiration date and it does not require us to purchase a specific number of shares.   This authorization may be modified, suspended or terminated at any time.  The timing and number of shares repurchased pursuant to the share repurchase authorization will be subject to a number of factors, including current market conditions, legal constraints and available cash or other sources of funding.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year.  As discussed in Note 10, we adopted SFAS 157 in the first quarter of fiscal 2008.  We are currently evaluating the impact, if any, that adoption of the deferred provisions of this statement will have on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We did not elect to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards.  Therefore, the adoption of this standard had no impact on our consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for us as of the first quarter of fiscal 2009.  The implementation of this statement will not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced related disclosures.  FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008.  We are currently evaluating the impact that FSP 142-3 will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion of market risks contains forward-looking statements.  Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

We are exposed to market risk from interest rate changes on funded debt.  This exposure relates to the component of the interest rate on our $300 million revolving credit facility (“Facility”) that is indexed to three-month LIBOR.    At July 1, 2008, we had $275.0 million in debt outstanding under the Facility.  Since the majority of this debt is hedged, a hypothetical 1% interest rate increase would only have a $0.3 million impact on our results of operations.

A change in market prices also exposes us to market risk related to our investments in marketable securities. As of July 1, 2008 and January 1, 2008, we held $1.0 million and $12.4 million in marketable securities, respectively. A hypothetical 10% decline in the market value of those securities would result in $0.1 million and $1.2 million of unrealized losses and a corresponding decline in their fair values at July 1, 2008 and January 1, 2008, respectively.  This hypothetical decline would not affect our cash flows until the securities were disposed of.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 1, 2008.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended July 1, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Following our announcement on July 18, 2006 of the Audit Committee of our Board of Directors’ review of our historical stock option granting practices, eight separate putative shareholder derivative actions (the “Option Derivative Actions”) were filed against certain current and former Directors and certain of our current and former officers alleging that the defendants improperly dated certain historical stock option grants.  These cases, filed in Los Angeles County Superior Court were styled as Siebles v. Deitchle et. al. (Case No. BC355872) (subsequently re-filed in federal court), McGee v. Overton et al. (Case No. BC355953); Rigotti v. Overton, et al. (Case No. BC356850), Cullen v. Overton, et al. (Case No. BC356851), Sachs v. Overton et al. (Case No. BC357065), and filed in United States District Court for the Central District were styled as Siebles v. Deitchle et.al. (Case No. CV06 6234), Kuhns v. Deitchle et al. (Case No. SACV06917) and Freed v. Overton et al. (Case No. CV 06 06486).  On January 4, 2007, our Board of Directors established a Special Litigation Committee to facilitate timely and orderly consideration of the matters raised by and relating to the Option Derivative Actions. This committee completed its inquiry and the parties negotiated a stipulated settlement of the Option Derivative Actions.  The stipulated settlement was approved by the federal court and became effective June 4, 2008.  Pursuant to the stipulated settlement, the related state cases were dismissed, with prejudice.  Implementation of the terms of the settlement is in process.  In June, 2008, we were repaid an aggregate of $940,000 in cash or stock options with equivalent value by certain current and former directors and officers.  There are no future payments required by us.  In addition, the Los Angeles Regional Office of the Securities and Exchange Commission (SEC) advised us that it has completed its informal inquiry related to options misdating and does not intend to recommend any enforcement action against us.

The Internal Revenue Service (“IRS”) is currently auditing our tax returns for fiscal years 2003, 2004 and 2005 with respect to the deductibility, under the provisions of Internal Revenue Code Section 162(m), of certain compensation in excess of $1 million per year paid to certain executive officers resulting from their exercise of stock options later determined to be misdated.  On May 1, 2008, the IRS issued a Notice of Proposed Adjustment (“Notice”) to us disallowing the deduction of approximately $5.1 million of compensation expense with respect to the exercise of stock options by three current executive officers and one former executive officer.  The Notice is only an IRS proposal and not a final IRS determination.  Our position is that our stock option compensation qualifies as performance based compensation that is not subject to the limitations on deductibility under Internal Revenue Code Section 162(m).  We plan to continue our discussions with the IRS in an effort to reach a favorable resolution.  We will, if necessary, pursue all available administrative and legal remedies to resolve this matter favorably  While it is our position that these options met the requirements of Internal Revenue Code Section 162(m) for deductibility, we established a $2.2 million liability in the second quarter of fiscal 2008 to account for the estimated taxes and interest due through July 1, 2008.

On July 2, 2008, the Equal Employment Opportunity Commission (EEOC) for the Cleveland District Office issued determination letters in Charge #s 532-2006-01040, -01030, -01042 in favor of the three former employees alleging that the Company engaged in a pattern and practice of sex discrimination, and in the case of one claimant, racial discrimination, in violation of Title VII of the Civil Rights Act of 1964 (Title VII). The determination alleges that the Company’s actions resulted in females as a class being denied entry and progression into upper ranks of management at our restaurants. The Company denies these allegations. The EEOC has invited the Company to participate in its conciliation process. The EEOC is seeking payment of actual damages incurred by the claimants as well as compensatory and/or punitive monetary costs and remedial actions. The Company intends to participate in the conciliation process. Based upon the current status of this matter, we have not reserved for any future payments.

After failing in efforts to reach a conciliated settlement, on June 30, 2008, the EEOC for the Phoenix District Office filed a complaint with the United States District Court for the District of Arizona stylized as Equal Employment Opportunity Commission vs. The Cheesecake Factory, Inc.  The Complaint alleges that since November 2004, we engaged in unlawful employment practices by permitting a class of male employees, including three named former employees, to be sexually harassed by male co-workers creating a hostile work environment in violation of Title VII.  The Complaint also alleges, among other claims, that we knew or should of known of the alleged sexual harassment and failed to act reasonably to prevent or correct such alleged sexual harassment.  The Complaint seeks injunctive relief and monetary compensation, including for emotional pain and suffering, among other damages.  The Complaint has not been served to date.  If served, we intend to vigorously defend against this litigation.  Based upon the current status of this matter, we have not reserved for any future payments.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information regarding our purchase during the thirteen weeks ended July 1, 2008 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2 — May 6, 2008	403,466	$22.34	403,466	14,922,034
May 7 — June 3, 2008	1,999,631	21.58	1,999,631	12,922,403
June 4 — July 1, 2008	—	—	—	12,922,403
Total	2,403,097		2,403,097

During the first quarter of fiscal 2008, our Board of Directors increased the share repurchase authorization of our common shares to 31.0 million from 21.0 million.  Under these authorizations, we have cumulatively repurchased a total of 18.1 million shares for a total cost of $430.9 million through July 1, 2008.  The authorization does not have an expiration date and it does not require us to purchase a specific number of shares.   This authorization may be modified, suspended or terminated at any time.  The timing and number of shares repurchased pursuant to the share repurchase authorization will be subject to a number of factors, including current market conditions, legal constraints and available cash or other sources of funding.

Item 4.  Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 22, 2008 in Thousand Oaks, California.  A total of 59,707,999 of the Company’s shares were present or represented by proxy at the Annual Meeting, representing 89% of our shares outstanding as of the March 31, 2008 record date.  The matters submitted for a vote and the related election results are as follows:

Election of two nominees to serve as directors of the Company for a three-year term and until respective successors shall be elected and qualified.  The result of the vote taken was as follows:

Name	For	Withheld
David Overton	58,958,939	749,060
Agnieszka Winkler	59,252,710	455,288

The terms of office of Messrs. Bernstein, Cappello, Kransdorf, and White and Dr. Klock continue after the meeting.

Approval of an amendment to the Company’s Amended and Restated 2001 Omnibus Stock Incentive Plan.

For	Against	Abstain	Broker Non-Votes
19,169,474	26,132,042	87,044	14,319,439

Approval of amendments to the Company’s Certificate of Incorporation to eliminate the classified Board of Directors and make conforming changes to the Company’s Certificate of Incorporation.

For	Against	Abstain	Broker Non-Votes
59,310,947	317,605	79,446	—

Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 30, 2008.  The result of the vote taken was as follows:

For	Against	Abstain	Broker Non-Votes
59,420,007	243,484	44,506	—

Item 6.  Exhibits

Exhibit 2.1	Form of Reorganization Agreement (1)

Exhibit 3.1	Certificate of Incorporation (2)

Exhibit 3.2	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock, $.01 Par Value (2)

Exhibit 3.3	Certificate of Amendment of Certificate of Incorporation (2)

Exhibit 3.4	Amendments to Certificate of Incorporation (3)

Exhibit 3.5	Amended and Restated Bylaws (4)

Exhibit 3.6	Bylaw Amendments (5)

Exhibit 4.1	Form of Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (6)

Exhibit 4.2	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (7)

Exhibit 10.1	First Amendment to the Trust Agreement under The Cheesecake Factory Incorporated Executive Savings Plan (8)

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed and incorporated by reference herein from the Registrant’s Registration Statement on Form S-1 (No. 33-47936).

(2)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended June 28, 2005.

(3)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed May 28, 2008.

(4)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed December 10, 2007.

(5)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed April 21, 2008.

(6)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-A dated August 19, 1998.

(7)	Previously filed and incorporated by reference herein from the Registrant’s post-effective Amendment No. 1 to its Registration Statement on Form 8-A filed November 13, 2003.

(8)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed July 8, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 24, 2008	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann
Interim Chief Financial Officer and Vice President, Controller
(Principal Financial Officer and Principal Accounting
Officer)