Form 10-Q
period 2008-09-30
CHEESECAKE FACTORY INC
filed 2008-10-23
CIK 887596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Yes ☐  No ☒

As of October 20, 2008, 59,715,353 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2008	January 1, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,011	$36,867
Investments and marketable securities	949	5,014
Accounts receivable	9,491	11,347
Other receivables	19,441	61,045
Inventories	28,871	24,058
Prepaid expenses	22,056	27,879
Deferred income taxes	535	15,003
Total current assets	136,354	181,213
Property and equipment, net	859,570	862,331
Other assets:
Marketable securities	—	7,348
Trademarks	4,121	3,490
Prepaid rent	59,292	58,101
Other	33,539	33,270
Total other assets	96,952	102,209
Total assets	$1,092,876	$1,145,753
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,218	$57,924
Income taxes payable	11,468	11,536
Other accrued expenses	118,620	147,612
Total current liabilities	163,306	217,072
Deferred income taxes	63,713	66,202
Deferred rent	55,059	50,025
Deemed landlord financing liability	52,950	50,214
Long-term debt	275,000	175,000
Other noncurrent liabilities	24,423	24,314
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 82,814,432 and 82,660,209 issued at September 30, 2008 and January 1, 2008, respectively	828	827
Additional paid-in capital	367,859	354,328
Retained earnings	589,631	544,418
Accumulated other comprehensive loss	(2,810)	(2,898)
Treasury stock, 22,350,019 and 13,508,424 shares at cost at September 30, 2008 and January 1, 2008, respectively	(497,083)	(333,749)
Total stockholders’ equity	458,425	562,926
Total liabilities and stockholders’ equity	$1,092,876	$1,145,753

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended September 30, 2008	Thirteen Weeks Ended October 2, 2007	Thirty-Nine Weeks Ended September 30, 2008	Thirty-Nine Weeks Ended October 2, 2007

Revenues	$405,116	$375,536	$1,206,053	$1,105,286

Costs and expenses:
Cost of sales	104,177	92,849	309,456	274,692
Labor expenses	134,724	120,798	400,439	360,334
Other operating costs and expenses	103,664	89,551	295,805	259,544
General and administrative expenses	21,360	19,993	61,914	59,702
Depreciation and amortization expenses	18,055	15,844	54,509	46,867
Preopening costs	2,113	8,668	9,218	15,476
Total costs and expenses	384,093	347,703	1,131,341	1,016,615
Income from operations	21,023	27,833	74,712	88,671
Interest expense	(3,880)	(2,988)	(11,499)	(7,093)
Interest income	410	1,151	1,528	4,181
Other (expense)/income, net	(142)	277	(256)	816
Income before income taxes	17,411	26,273	64,485	86,575
Income tax provision	5,628	7,749	19,272	25,937
Net income	$11,783	$18,524	$45,213	$60,638

Net income per share:
Basic	$0.19	$0.26	$0.69	$0.83
Diluted	$0.19	$0.26	$0.69	$0.81

Weighted average shares outstanding:
Basic	62,339	71,395	65,308	73,401
Diluted	62,490	72,336	65,591	74,483

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total

Balance, January 1, 2008	82,660	$827	$354,328	$544,418	$(2,898)	$(333,749)	$562,926
Comprehensive income:
Net income	—	—	—	45,213	—	—	45,213
Net unrealized gain on available-for-sale securities	—	—	—	—	18	—	18
Net unrealized gain on derivative financial instruments	—	—	—	—	70	—	70
Total comprehensive income							45,301
Issuance of common stock from stock options exercised	212	2	2,317	—	—	—	2,319
Tax impact of stock options exercised, net of cancellations	—	—	(935)	—	—	—	(935)
Stock-based compensation	—	—	11,829	—	—	—	11,829
Net restricted stock forfeitures	(58)	(1)	—	—	—	—	(1)
Capital contribution, net of taxes	—	—	320	—	—	—	320
Purchase of treasury stock	—	—	—	—	—	(163,334)	(163,334)
Balance, September 30, 2008	82,814	$828	$367,859	$589,631	$(2,810)	$(497,083)	$458,425

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended September 30, 2008	Thirty-Nine Weeks Ended October 2, 2007

Cash flows from operating activities:
Net income	$45,213	$60,638
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	54,509	46,867
Deferred income taxes	(2,261)	(1,224)
Stock-based compensation	10,806	13,328
Tax impact of stock options exercised, net of cancellations	(935)	1,891
Excess tax benefit related to stock options exercised	(408)	(1,121)
Other	413	29
Changes in assets and liabilities:
Accounts receivable	1,856	3,178
Other receivables	41,604	(4,282)
Inventories	(4,813)	(7,324)
Prepaid expenses	5,823	(1,357)
Other assets	(1,416)	(20,586)
Accounts payable	(24,705)	(11,635)
Income taxes payable	14,789	4,219
Other accrued expenses	(25,693)	3,771
Cash provided by operating activities	114,782	86,392
Cash flows from investing activities:
Additions to property and equipment	(56,866)	(143,827)
Investments in available-for-sale securities	—	(47,865)
Sales of available-for-sale securities	11,472	100,209
Cash used in investing activities	(45,394)	(91,483)
Cash flows from financing activities:
Deemed landlord financing proceeds	9,761	24,784
Deemed landlord financing payments	(913)	(734)
Proceeds from exercise of employee stock options	2,318	7,547
Excess tax benefit related to stock options exercised	408	1,121
Borrowings on credit facility	100,000	150,000
Purchase of treasury stock	(163,334)	(200,000)
Capital contribution	516	—
Cash used in financing activities	(51,244)	(17,282)
Net change in cash and cash equivalents	18,144	(22,373)
Cash and cash equivalents at beginning of period	36,867	44,790
Cash and cash equivalents at end of period	$55,011	$22,417

Supplemental disclosures:
Interest paid	$11,502	$7,093
Income taxes paid	$8,050	$21,131

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced related disclosures.  FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008.  We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

2.  Investments and Marketable Securities

Investments and marketable securities consisted of (in thousands):

Classification	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Maturity

At September 30, 2008:
Current assets:
Available-for-sale securities:
Corporate debt securities	$997	$—	$(48)	$949	February 2009
U.S. government agency obligations	—	—	—	—
Total	$997	$—	$(48)	$949

At January 1, 2008:
Current assets:
Available-for-sale securities:
Corporate debt securities	$1,263	$—	$(8)	$1,255	June 2008 to August 2008
U.S. government agency obligations	3,764	—	(5)	3,759	February 2008 to May 2008
Total	$5,027	$—	$(13)	$5,014

Other assets:
Available-for-sale securities:
Corporate debt securities	$7,413	$3	$(68)	$7,348	January 2009 to May 2010
U.S. government agency obligations	—	—	—	—
Total	$7,413	$3	$(68)	$7,348

3.  Inventories

Inventories consisted of (in thousands):

	September 30, 2008	January 1, 2008

Restaurant food and supplies	$11,864	$11,018
Bakery finished goods	13,386	9,686
Bakery raw materials and supplies	3,621	3,354
Total	$28,871	$24,058

4.  Long-Term Debt

Long-term debt consisted of (in thousands):

	September 30, 2008	January 1, 2008

Credit facility	$275,000	$175,000

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

Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of September 30, 2008, we had net availability for borrowings of $9.4 million, based on outstanding debt of $275.0 million and $15.6 million in standby letters of credit.  The Facility provides that we will maintain certain financial covenants, which include a debt to EBITDA ratio below a specified threshold, as well as a minimum EBITDAR (EBITDA plus rental expense as defined in the agreement) to interest and rental expense ratio.  At September 30, 2008, we were in compliance with these covenants. Since we have both the contractual ability and the intention to maintain the outstanding balance on our Facility, the debt is classified as long-term on our consolidated balance sheets.

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

5.  Stockholders’ Equity

During the first quarter of fiscal 2008, our Board of Directors increased the share repurchase authorization of our common shares to 31.0 million from 21.0 million.  Under these authorizations, we cumulatively repurchased a total of 22.4 million shares for a total cost of $497.1 million through September 30, 2008.  The authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  The timing and number of shares repurchased pursuant to the share repurchase authorization are subject to a number of factors, including current market conditions, legal constraints and available cash or other sources of funding.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. Our share repurchase plan has been used to return excess capital to shareholders when new restaurant site availability does not meet our criteria, as well as to minimize the dilutive impact of our stock option programs.

Effective October 16, 2008, our share repurchase authorization was temporarily suspended in order to maintain maximum flexibility in our capital decisions in light of the unprecedented crisis in the global financial markets and the indeterminate future impact it could have on the overall economy.  Concurrently with the effective date of such suspension, we terminated our prearranged stock repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934 (“10b5-1 Plan”).

6.  Stock-Based Compensation

The following table presents information related to stock-based compensation (in thousands):

	Thirteen Weeks Ended September 30, 2008	Thirteen Weeks Ended October 2, 2007	Thirty-Nine Weeks Ended September 30, 2008	Thirty-Nine Weeks Ended October 2, 2007

Stock-based compensation expense	$3,793	$4,651	$10,806	$13,328

Income tax benefit	1,067	1,372	3,134	3,989

Capitalized stock-based compensation (1)	352	429	1,023	1,230

(1)	Capitalized stock-based compensation is included in property and equipment, net and other assets on the consolidated balance sheets.

Stock Options

The weighted average fair value at the grant date for options issued during the third quarter of fiscal 2008 and 2007 was $6.32 and $8.69 per option, respectively.  The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the third quarter of fiscal 2008 and 2007, respectively: (a) no dividend yield on our stock, (b) expected stock price volatility of 40.1% and 29.9%, (c) a risk-free interest rate of 3.2% and 4.5%, and (d) an expected option term of 5.3 and 5.0 years.

During the second quarter of fiscal 2008, we adjusted our estimated forfeitures to reflect an increase in our rate of forfeited stock options, resulting in a $2.2 million reduction in stock-based compensation expense.

Stock option activity during the thirty-nine weeks ended September 30, 2008 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at January 1, 2008	9,339	$25.98
Granted	1,298	$19.46
Exercised	(212)	$10.94
Cancelled	(913)	$28.65
Outstanding at September 30, 2008	9,512	$25.17	6.5	$1,615

Vested and expected to vest at September 30, 2008	7,700	$24.93	6.1	$1,615

Exercisable at September 30, 2008	4,064	$23.74	4.4	$1,615

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on September 30, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on September 30, 2008.  This amount changes based on the fair market value of our stock.  Total intrinsic value of options exercised for the thirteen and thirty-nine weeks ended September 30, 2008 was $0.3 million and $2.0 million, respectively.  Total intrinsic value of options exercised for the thirteen and thirty-nine weeks ended October 2, 2007 was $0.9 million and $7.0 million, respectively.  As of September 30, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was $24.3 million, which we expect to recognize over a weighted average period of approximately 2.9 years.

Restricted Shares

Restricted share activity during the thirty-nine weeks ended September 30, 2008 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding at January 1, 2008	527	$25.70
Granted	20	15.35
Vested	—	—
Forfeited	(78)	25.24
Outstanding at September 30, 2008	469	$25.34

Fair value of our restricted shares is based on our closing stock price on the date of grant.  As of September 30, 2008, total unrecognized stock-based compensation expense related to nonvested restricted shares was $6.6 million, which we expect to recognize over a weighted average period of approximately 1.7 years.

7.  Income Taxes

The Internal Revenue Service (“IRS”) is currently auditing our tax returns for fiscal years 2003 through 2006 with respect to the deductibility, under the provisions of Internal Revenue Code Section 162(m), of certain compensation in excess of $1 million per year paid to certain executive officers resulting from their exercise of stock options later determined to be misdated.  On May 1, 2008, the IRS issued us a Notice of Proposed Adjustment disallowing the deduction of approximately $5.1 million of compensation expense with respect to the exercise of stock options by three current executive officers and one former executive officer.  While it is our position that these options met the requirements of Section 162(m) for deductibility, we established a $2.2 million liability in the second quarter of fiscal 2008 to account for the estimated taxes and interest due through July 1, 2008.  We accrued additional interest of $0.1 million in the third quarter of fiscal 2008.

Our application for a change in accounting for construction allowances was approved by the Internal Revenue Service on July 14, 2008.  As a result and in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), in the second quarter of fiscal 2008 we recognized tax benefits of $16.8 million, excluding interest, which were reflected as decreases in both deferred tax assets and income tax payable.  In addition, we relieved $2.2 million of interest related to this uncertain tax position, reflected as a reduction to income tax expense for the second quarter of fiscal 2008.

As of September 30, 2008, we have $3.7 million of unrecognized tax benefits and approximately $0.6 million of accrued interest related to uncertain tax positions.

8.  Net Income Per Share

At September 30, 2008 and October 2, 2007, 0.5 million shares of restricted stock issued to employees were unvested, and were therefore excluded from the calculation of basic earnings per share for each of the fiscal quarters ended on those dates.  Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted shares, calculated using the treasury stock method.  Assumed proceeds from the in-the-money options include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment.”

(In thousands, except per share data)	Thirteen Weeks Ended September 30, 2008	Thirteen Weeks Ended October 2, 2007	Thirty-Nine Weeks Ended September 30, 2008	Thirty-Nine Weeks Ended October 2, 2007

Net income	$11,783	$18,524	$45,213	$60,638

Basic weighted average shares outstanding	62,339	71,395	65,308	73,401
Dilutive effect of stock options and restricted shares	151	941	283	1,082

Diluted weighted average shares outstanding	62,490	72,336	65,591	74,483

Basic net income per share	$0.19	$0.26	$0.69	$0.83

Diluted net income per share	$0.19	$0.26	$0.69	$0.81

Shares of common stock equivalents of 9.2 million and 9.1 million for the thirteen and thirty-nine weeks ended September 30, 2008 and 6.1 million and 5.8 million for the thirteen and thirty-nine weeks ended October 2, 2007, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

9.  Comprehensive Income

Comprehensive income consisted of (in thousands):

	Thirteen Weeks Ended September 30, 2008	Thirteen Weeks Ended October 2, 2007	Thirty-Nine Weeks Ended September 30, 2008	Thirty-Nine Weeks Ended October 2, 2007

Net income	$11,783	$18,524	$45,213	$60,638
Net unrealized (loss)/gain on available-for-sale securities	(30)	333	18	423
Net unrealized (loss)/gain on derivative financial instruments	(908)	(1,369)	70	(737)

Total	$10,845	$17,488	$45,301	$60,324

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

The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008 by level within the fair value hierarchy (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3

Assets:
Derivative financial instruments	$—	$695	$—

Liabilities:
Derivative financial instruments	$—	$5,704	$—

The fair value of our derivative financial instruments is estimated using the net present value of a series of cash flows on both the cap and floor components of the interest rate collars.  These cash flows are based on yield curves which take into account the contractual terms of the derivatives, including the period to maturity and market-based parameters such as interest rates and volatility.  We mitigate derivative credit risk by transacting with highly rated counterparties.  We evaluated the credit and nonperformance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at September 30, 2008.

11. Commitments and Contingencies

Following our announcement on July 18, 2006 of the Audit Committee of our Board of Directors’ review of our historical stock option granting practices, eight separate putative shareholder derivative actions (the “Option Derivative Actions”) were filed against certain current and former Directors and certain of our current and former officers alleging that the defendants improperly dated certain historical stock option grants.  These cases, filed in Los Angeles County Superior Court were styled as Siebles v. Deitchle et. al. (Case No. BC355872) (subsequently re-filed in federal court), McGee v. Overton et al. (Case No. BC355953); Rigotti v. Overton, et al. (Case No. BC356850), Cullen v. Overton, et al. (Case No. BC356851), Sachs v. Overton et al. (Case No. BC357065), and filed in United States District Court for the Central District were styled as Siebles v. Deitchle et.al. (Case No. CV06 6234), Kuhns v. Deitchle et al. (Case No. SACV06917) and Freed v. Overton et al. (Case No. CV 06 06486).  On January 4, 2007, our Board of Directors established a Special Litigation Committee to facilitate timely and orderly consideration of the matters raised by and relating to the Option Derivative Actions. This committee completed its inquiry and the parties negotiated a stipulated settlement of the Option Derivative Actions.  The stipulated settlement was approved by the federal court and became effective June 4, 2008.  Pursuant to the stipulated settlement, the related state cases were dismissed, with prejudice.  Implementation of the terms of the settlement is in process.  In June 2008, we were repaid an aggregate of $940,000 in cash or stock options with equivalent value by certain current and former directors and officers.  There are no future payments required by us.  In addition, the Los Angeles Regional Office of the Securities and Exchange Commission (SEC) advised us that it has completed its informal inquiry related to options misdating and does not intend to recommend any enforcement action against us.

The Internal Revenue Service (“IRS”) is currently auditing our tax returns for fiscal years 2003 through 2006 with respect to the deductibility, under the provisions of Internal Revenue Code Section 162(m), of certain compensation in excess of $1 million per year paid to certain executive officers resulting from their exercise of stock options later determined to be misdated.  On May 1, 2008, the IRS issued us a Notice of Proposed Adjustment disallowing the deduction of approximately $5.1 million of compensation expense with respect to the exercise of stock options by three current executive officers and one former executive officer.  Our position is that our stock option compensation qualifies as performance based compensation that is not subject to the limitations on deductibility under Internal Revenue Code Section 162(m).  We plan to continue our discussions with the IRS in an effort to reach a favorable resolution.  We will, if necessary, pursue all available administrative and legal remedies to resolve this matter favorably.  While it is our position that these options met the requirements of Internal Revenue Code Section 162(m) for deductibility, we have reserved $2.3 million for estimated taxes and interest due through September 30, 2008.

On July 2, 2008, the Equal Employment Opportunity Commission (EEOC) for the Cleveland District Office issued determination letters in Charges 532-2006-01040, -01030, -01042 in favor of three former employees alleging that we engaged in a pattern and practice of sex discrimination, and in the case of one claimant, racial discrimination, in violation of Title VII of the Civil Rights Act of 1964 (Title VII).  The determination alleges that our actions resulted in females as a class being denied entry and progression into upper ranks of management at our restaurants.  We deny these allegations.  The EEOC is seeking payment of actual damages incurred by the claimants as well as compensatory and/or punitive monetary costs and remedial actions.  The parties failed to reach a conciliated settlement and, to date, no further action has been taken by the EEOC with respect to these charges.  On July 30, 2008, the EEOC Cleveland District Office also filed a Commissioner’s Charge 532-2008-01856 alleging we violated Title VII for failing or refusing to select females for management positions because of their sex.  This Charge arises out of the facts alleged in EEOC Charges 532-2006-01040, -01030, -01042.  The EEOC is currently conducting its investigation into this Commissioner’s Charge and has served its initial demand and request for information.  While we are cooperating with the EEOC’s investigation, we deny these allegations and intend to vigorously defend against this charge.  Based upon the current status of these matters, we have not reserved for any future payments.

After failing in efforts to reach a conciliated settlement, on June 30, 2008, the EEOC for the Phoenix District Office filed a complaint with the United States District Court for the District of Arizona stylized as Equal Employment Opportunity Commission vs. The Cheesecake Factory, Inc.  The Complaint (No. CV08-1207-PHX-NVW) alleges that since November 2004, we engaged in unlawful employment practices by permitting a class of male employees, including three named former employees, to be sexually harassed by male co-workers creating a hostile work environment in violation of Title VII.  The Complaint also alleges, among other claims, that we knew or should of known of the alleged sexual harassment and failed to act reasonably to prevent or correct such alleged sexual harassment.  The Complaint seeks injunctive relief and monetary compensation, including for emotional pain and suffering, among other damages.  The Complaint has not been served to date.  If served, we intend to vigorously defend against this litigation.  Based upon the current status of this matter, we have not reserved for any future payments.

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

Segment information is presented below (in thousands):

	Thirteen Weeks Ended September 30, 2008	Thirteen Weeks Ended October 2, 2007	Thirty-Nine Weeks Ended September 30, 2008	Thirty-Nine Weeks Ended October 2, 2007
Revenue:
Restaurants	$390,849	$362,435	$1,162,137	$1,064,797
Bakery	27,457	26,096	81,276	76,536
Intercompany bakery sales	(13,190)	(12,995)	(37,360)	(36,047)
Total	$405,116	$375,536	$1,206,053	$1,105,286

Income from operations:
Restaurants	$40,069	$45,105	$128,644	$140,464
Bakery	2,744	3,897	8,790	11,700
Corporate	(21,790)	(21,169)	(62,722)	(63,493)
Total	$21,023	$27,833	$74,712	$88,671

Depreciation and amortization:
Restaurants	$15,830	$13,976	$47,768	$41,476
Bakery	755	740	2,229	2,139
Corporate	1,470	1,128	4,512	3,252
Total	$18,055	$15,844	$54,509	$46,867

Capital expenditures:
Restaurants	$15,857	$37,555	$53,376	$134,416
Bakery	517	432	1,363	3,961
Corporate	726	1,027	2,127	5,450
Total	$17,100	$39,014	$56,866	$143,827

	September 30, 2008	January 1, 2008
Total assets:
Restaurants	$904,362	$950,606
Bakery	60,766	59,041
Corporate	127,748	136,106
Total	$1,092,876	$1,145,753

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

In connection with the “safe harbor” provisions of the Act, we have identified and filed important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf (see Part I, Item 1A, “Risk Factors”, included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2008 and Part II, Item 1A, “Risk Factors”, in this Quarterly Report on Form 10-Q). These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. Except as may be required by law, we do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

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

As of October 23, 2008, we operated 144 upscale, full-service, casual dining restaurants under The Cheesecake Factory® mark and 13 upscale, full-service, casual dining restaurants under the Grand Lux Cafe® mark.  We also operate one unit of our newest concept, RockSugar Pan Asian KitchenTM and two bakery production facilities.  Additionally, we license two bakery cafe outlets under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.

Our revenues consist of sales from our restaurant operations and sales from our bakery operations to other foodservice operators, retailers and distributors (“bakery sales”).  Revenues from restaurant sales are recognized when payment is tendered at the point of sale.  Revenues from bakery sales are recognized upon transfer of title to customers.  We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed.  Revenues from unredeemed gift cards are recognized over three years based on historical and expected redemption trends.

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

Overview

In addition to being highly competitive, the restaurant industry is often affected by changes in consumer tastes, nutritional concerns and discretionary spending patterns; changes in general economic conditions; public safety conditions; demographic trends; weather conditions; the cost and availability of raw materials, labor and energy; purchasing power; availability of credit; and governmental regulations.  Accordingly, as part of our strategy we must constantly evolve and refine the critical elements of our restaurant concepts to protect their longer-term competitiveness and to maintain and enhance the strength of our brand.  Our strategy is focused on a prudent allocation of capital intended to enhance overall earnings per share growth and increase returns on invested capital.  Operationally, we strive to improve productivity and efficiency through the use of technology and a commitment to selecting, training and retaining high quality employees.  Our overall value proposition is to continue to provide exceptional value through a broad menu of freshly prepared, high quality and large portion appetizers, entrees and desserts at moderate prices in an upscale casual setting.

In evaluating and assessing the performance of our business, we believe the following are key performance indicators that should be taken into consideration:

•                  New Restaurant Openings.  We intend to continue developing The Cheesecake Factory and Grand Lux Cafe restaurants in high quality, high profile locations within densely populated areas in both existing and new markets.  We apply a disciplined approach to site selection, choosing premier sites that can deliver the highest margins, opened at an appropriate rate of growth in consideration of external conditions.  The majority of our revenue growth will continue to come from new restaurant openings.  In a normalized operating environment, we expect comparable sales increases at existing restaurants as well as increased bakery sales to also contribute to overall revenue growth.

In fiscal 2007, we opened 21 new restaurants, including five Grand Lux Cafes.  In fiscal 2008, we opened four new Cheesecake Factory restaurants through the third quarter, one Cheesecake Factory restaurant to date in the fourth quarter and plan to open one additional Cheesecake Factory restaurant by year end.  We also opened the initial unit of our newest concept, RockSugar Pan Asian Kitchen, in the second quarter of 2008.

•                  General and Administrative Expenses Expressed as a Percentage of Revenues.   We have efficiently scaled our restaurant and bakery support infrastructure to a level that is appropriate for our current rate of growth.  In the future, we expect our continuing diligence in cost management to result in general and administrative expenses growing at a slower rate than revenue over the longer-term.

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

•                  Return on Invested Capital (“ROIC”).  Return on invested capital measures our ability to make the best decisions about how we allocate our capital.  ROIC is affected by the cost to build and maintain restaurants, the level of revenues our restaurants can deliver and our ability to maximize their profitability through strict cost management.  Our objective is to deploy capital toward new restaurant openings and share repurchases in a manner that will maximize our ROIC, while maintaining a sufficient degree of liquidity and flexibility.

Results of Operations

The following table sets forth, for the periods indicated, our consolidated statements of operations expressed as percentages of revenues.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

	Thirteen Weeks Ended September 30, 2008	Thirteen Weeks Ended October 2, 2007	Thirty-Nine Weeks Ended September 30, 2008	Thirty-Nine Weeks Ended October 2, 2007

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	25.7	24.7	25.7	24.9
Labor expenses	33.2	32.2	33.2	32.6
Other operating costs and expenses	25.6	23.9	24.5	23.5
General and administrative expenses	5.3	5.3	5.1	5.4
Depreciation and amortization expenses	4.5	4.2	4.5	4.2
Preopening costs	0.5	2.3	0.8	1.4
Total costs and expenses	94.8	92.6	93.8	92.0
Income from operations	5.2	7.4	6.2	8.0
Interest expense	(1.0)	(0.8)	(1.0)	(0.7)
Interest income	0.1	0.3	0.1	0.4
Other (expense)/income, net	0.0	0.1	0.0	0.1
Income before income taxes	4.3	7.0	5.3	7.8
Income tax provision	1.4	2.1	1.6	2.3
Net income	2.9%	4.9%	3.7%	5.5%

Thirteen Weeks Ended September 30, 2008 Compared to Thirteen Weeks Ended October 2, 2007

Revenues

Revenues increased 8% to $405.1 million for the thirteen weeks ended September 30, 2008 compared to $375.5 million for the thirteen weeks ended October 2, 2007.

Restaurant sales increased 8% to $390.8 million compared to $362.4 million for the same period of the prior year.  The resulting sales increase of $28.4 million consisted of a $15.7 million, or a 4.8% decrease, in comparable restaurant sales and $44.1 million increase from restaurants not in the comparable sales base.  Our restaurant sales increase resulted from the opening of 16 restaurants since the end of the comparable quarter of the prior year.

Comparable restaurant sales at The Cheesecake Factory restaurants decreased approximately 4.7% from the prior year third quarter.  We implemented an approximate 1.5% effective menu price increase during our winter menu update in January and February 2008, and an approximate 1.0% effective menu price increase during our summer menu update in July and August 2008.  The decrease in comparable sales for the third quarter of fiscal 2008 was due to reduced traffic at our restaurants, which we believe was caused primarily by the macro economic factors affecting the restaurant industry in general.

Comparable sales at the Grand Lux Cafes decreased approximately 5.1% compared to the prior year third quarter.  We implemented an effective menu price increase of approximately 1.5% in April 2008.  We believe this decrease in comparable sales is also attributable to the macro economic factors impacting the restaurant industry in general.

We presently update and reprint the menus in our restaurants twice a year.  For Cheesecake Factory restaurants, these updates generally occur during January and February (the “winter menu change”) and during July and August (the “summer menu change”). As part of these menu updates, we evaluate the need for menu price increases based on those operating cost and expense increases that we are aware of or can reasonably expect.  While menu price increases can facilitate increased comparable restaurant sales in addition to offsetting margin pressure, all potential menu price increases must be carefully considered in light of their ultimate acceptability by our restaurant guests.  Additionally, other factors outside of our control, such as general economic conditions, inclement weather, timing of holidays, and competitive and other factors referenced in the Annual Report on Form 10-K for the year ended January 1, 2008 can impact comparable sales comparisons.  Accordingly, there can be no assurance that increases in comparable sales will be achieved.

Total restaurant operating weeks increased 15% to 2,041 for the thirteen weeks ended September 30, 2008.  Average sales per restaurant operating week decreased 6% to $191,500 compared to the same period last year.  This decrease in average weekly sales is due principally to decreased restaurant traffic in general and the increased openings of Grand Lux Cafes, which we expect to open with average sales per week lower than the existing Grand Lux Cafe base.

We had no restaurant openings during the third quarter of fiscal 2008 and opened one Cheesecake Factory restaurant on October 23, 2008.  Although it is difficult for us to predict the timing of our new restaurant openings by quarter due to the nature of our leased restaurant locations and our highly customized layouts, we plan to open one additional Cheesecake Factory restaurant in the fourth quarter of 2008.

Bakery sales to other foodservice operators, retailers and distributors (“bakery sales”) increased 9% to $14.3 million for the thirteen weeks ended September 30, 2008 compared to $13.1 million for the comparable period of the prior year. This increase is due primarily to higher sales to the warehouse clubs, which is our largest sales channel for bakery sales.  Sales to warehouse clubs comprised approximately 67% of total bakery sales in the current quarter compared to 64% for the same period of the prior year.

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

Cost of Sales

Cost of sales increased 12% to $104.2 million for the thirteen weeks ended September 30, 2008, compared to $92.8 million for the comparable period last year.  This increase was primarily attributable to the 8% increase in revenues.  As a percentage of revenues, cost of sales increased to 25.7% in the third quarter of fiscal 2008 compared to 24.7% in the same period of the prior year. This increase was primarily attributable to unfavorable year-over-year commodity pricing for produce, cheese and general grocery items.

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

Labor Expenses

Labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, increased 12% to $134.7 million for the thirteen weeks ended September 30, 2008 compared to $120.8 million for the same period of the prior year.  The majority of this increase was in support of the 8% increase in revenues over the third quarter of fiscal 2007.  As a percentage of revenues, labor expenses increased to 33.2% versus 32.2% for the comparable period last year.  While we manage our labor judiciously to adapt to revenue fluctuations, we expect to experience some de-leveraging of labor costs at lower sales levels as we are committed to delivering the level of service our guests expect, while still achieving reasonable labor costs. In addition, we experienced minimum wage increases in several states in which we operate.  For the thirteen weeks ended September 30, 2008, stock-based compensation included in labor expenses was $1.5 million, or 0.4% of revenues.  For the thirteen weeks ended October 2, 2007, labor expenses included stock-based compensation expense of $1.8 million, or 0.5% of revenues.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses.  Other operating costs and expenses increased 16% to $103.7 million for the thirteen weeks ended September 30, 2008 compared to $89.6 million for the comparable period of the prior year.  The majority of this increase was attributable to the 15% increase in restaurant operating weeks due to new restaurant openings.  As a percentage of revenues, other operating costs and expenses increased to 25.6% for the thirteen weeks ended September 30, 2008 versus 23.9% for the comparable period of fiscal 2007.  Higher utility prices and the de-leveraging of fixed cost maintenance contracts due to lower average weekly sales at our restaurants accounted for the majority of this increase.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, the restaurant field supervision organization, the bakery administrative organization and the corporate support organization.  G&A expenses increased 7% to $21.4 million for the thirteen weeks ended September 30, 2008 compared to $20.0 million for the same period of fiscal 2007.  As a percentage of revenues, G&A expenses were 5.3% for both the thirteen weeks ended September 30, 2008 and the same period of fiscal 2007.  For the thirteen weeks ended September 30, 2008, stock-based compensation included in G&A expenses was $2.2 million, or 0.6% of revenues.  G&A expenses for the third quarter of fiscal 2007 included $2.8 million, or 0.7% of revenues, of stock-based compensation expense.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased 15% to $18.1 million for the thirteen weeks ended September 30, 2008 compared to $15.8 million for the thirteen weeks ended October 2, 2007.  This increase was principally due to property and equipment additions associated with new restaurant openings.  As a percentage of revenues, depreciation and amortization increased to 4.5% for the thirteen weeks ended September 30, 2008 compared to 4.2% for the same period of fiscal 2007.  The increase is primarily attributable to de-leveraging from lower average weekly sales at our restaurants.

Preopening Costs

Preopening costs decreased to $2.1 million for the thirteen weeks ended September 30, 2008 compared to $8.7 million in the same period of the prior year.  We had no restaurant openings during the third quarter of fiscal 2008 compared to six Cheesecake Factory restaurant openings and one Grand Lux Cafe opening for the same quarter last year.  In addition, preopening costs were incurred in both periods for restaurant openings in progress.

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

Interest Expense, Interest Income and Other Expense/Income, Net

Interest expense increased to $3.9 million for the thirteen weeks ended September 30, 2008 compared to $3.0 million for the comparable prior year period, due primarily to higher borrowings on our revolving credit facility.  Interest expense also included $0.9 million for the thirteen weeks ended September 30, 2008 versus $0.6 million for the comparable prior year period associated with landlord construction allowances deemed to be financing in accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction.”

Interest income decreased to $0.4 million for the third quarter of fiscal 2008 compared to $1.2 million for the same period of the prior year, due primarily to lower investment balances driven by significant share repurchases during fiscal 2007 and the first three quarters of fiscal 2008.

We recorded net other expense of $0.1 million for the thirteen weeks ended September 30, 2008 compared to net other income of $0.3 million for the comparable prior year period.  This variance primarily relates to declines in value of our investments in variable life insurance contracts used to informally fund our Executive Savings Plan, a non-qualified deferred compensation plan.

Income Tax Provision

Our effective income tax rate was 32.3% for the thirteen weeks ended September 30, 2008 compared with 29.5% for the comparable prior year period.  The effective tax rate is affected by a number of factors, including pretax income, operating margins, tax credits and FIN 48 adjustments.

Thirty-Nine Weeks Ended September 30, 2008 Compared to Thirty-Nine Weeks Ended October 2, 2007

Revenues

Revenues increased 9% to $1,206.1 million for the thirty-nine weeks ended September 30, 2008 compared to $1,105.3 million for the thirty-nine weeks ended October 2, 2007.

Restaurant sales increased 9% to $1,162.1 million compared to $1,064.8 million for the same period of the prior year.  The resulting sales increase of $97.3 million consisted of a $34.3 million, or a 3.7% decrease, in comparable restaurant sales and $131.6 million increase from restaurants not in the comparable sales base.  Restaurant sales in fiscal 2008 and fiscal 2007 were negatively impacted by approximately $5.3 million and $2.8 million, respectively, due to severe weather in many parts of the country.  Excluding the weather-related impact we estimate that comparable restaurant sales would have decreased by 3.5%.

Comparable restaurant sales at The Cheesecake Factory restaurants decreased approximately 3.7%, or approximately 3.4% excluding the weather-related impact, compared to the first three quarters of fiscal 2007.  We implemented an approximate 1.5% effective menu price increase during our winter menu update in January and February 2008, and an approximate 1.0% effective menu price increase during our summer menu update in July and August 2008.  The decrease in comparable sales for the first three quarters of fiscal 2008 was due to reduced traffic at our restaurants, which we believe was caused primarily by the macro economic factors affecting the restaurant industry in general.

Comparable sales at the Grand Lux Cafes decreased approximately 3.8% compared to the first three quarters of fiscal 2007.  We implemented an effective menu price increase of approximately 1.5% in April 2008.  We believe this decrease in comparable sales is also attributable to the macro economic factors impacting the restaurant industry in general.

Bakery sales to other foodservice operators, retailers and distributors (“bakery sales”) increased 8% to $43.9 million for the thirty-nine weeks ended September 30, 2008 compared to $40.5 million for the comparable period of the prior year. This increase is due primarily to higher sales to the warehouse clubs, which is our largest sales channel for bakery sales.  Sales to warehouse clubs comprised approximately 66% of total bakery sales in the thirty-nine weeks ended September 30, 2008 compared to 65% for the same period of the prior year.

Cost of Sales

Cost of sales increased 13% to $309.5 million for the thirty-nine weeks ended September 30, 2008, compared to $274.7 million for the comparable period last year.  This increase was primarily attributable to the 9% increase in revenues.  As a percentage of revenues, these costs increased to 25.7% for the thirty-nine weeks ended September 30, 2008 compared to 24.9% in the same period of the prior year. This increase was primarily attributable to unfavorable year-over-year commodity pricing for cheese, general grocery items and poultry.

Labor Expenses

Labor expenses increased 11% to $400.4 million for the thirty-nine weeks ended September 30, 2008 compared to $360.3 million for the same period of the prior year.  The majority of this increase was due to the impact of new restaurant openings.  As a percentage of revenues, labor expenses increased to 33.2% versus 32.6% for the comparable period last year.  While we manage our labor judiciously to adapt to revenue fluctuations, we expect to experience some de-leveraging of labor costs at lower sales levels as we are committed to delivering the level of service our guests expect, while still achieving reasonable labor costs. In addition, we experienced minimum wage increases in several states in which we operate.  For the thirty-nine weeks ended September 30, 2008, stock-based compensation included in labor expenses was $3.5 million, or 0.3% of revenues, net of a $1.5 million reduction in expense related to an increase in our estimated stock option forfeiture rate during the second quarter of fiscal 2008.  For the thirty-nine weeks ended October 2, 2007, labor expenses included stock-based compensation expense of $5.1 million, or 0.5% of revenues.

Other Operating Costs and Expenses

Other operating costs and expenses increased 14% to $295.8 million for the thirty-nine weeks ended September 30, 2008 compared to $259.5 million for the comparable period of the prior year.  This increase was principally attributable to the 15% increase in restaurant operating weeks due to new restaurant openings.  As a percentage of revenues, other operating costs and expenses increased to 24.5% for the thirty-nine weeks ended September 30, 2008 versus 23.5% for the comparable period of fiscal 2007.  Higher utility costs and the de-leveraging of fixed cost maintenance contracts due to lower average weekly sales at our restaurants accounted for the majority of this increase.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased 4% to $61.9 million for the thirty-nine weeks ended September 30, 2008 compared to $59.7 million for the same period of fiscal 2007.  As a percentage of revenues, G&A expenses decreased to 5.1% for the thirty-nine weeks ended September 30, 2008 versus 5.4% for the same period of fiscal 2007.  The decrease as a percentage of revenues is partially due to the inclusion of a $1.7 million expense, or 0.1% of revenues, in the prior year to reimburse staff members who were impacted by taxes assessed under Internal Revenue Service Section 409A on the exercise of certain stock options in fiscal 2006.  For the thirty-nine weeks ended September 30, 2008, stock-based compensation included in G&A expenses was $7.2 million, or 0.6% of revenues, net of a $0.7 million reduction in expense during the second quarter of fiscal 2008 related to an increase in our estimated stock option forfeiture rate.  G&A expenses for the thirty-nine weeks ended October 2, 2007 included $8.0 million, or 0.7% of revenues, of stock-based compensation expense.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased 16% to $54.5 million for the thirty-nine weeks ended September 30, 2008 compared to $46.9 million for the thirty-nine weeks ended October 2, 2007.  This increase was principally due to property and equipment additions associated with new restaurant openings.  As a percentage of revenues, depreciation and amortization increased to 4.5% for the thirty-nine weeks ended September 30, 2008 compared to 4.2% for the same period of fiscal 2007.  The increase is primarily attributable to de-leveraging from lower average weekly sales at our restaurants.

Preopening Costs

Preopening costs decreased to $9.2 million for the thirty-nine weeks ended September 30, 2008 compared to $15.5 million in the same period of the prior year.  We incurred preopening costs to open five restaurants, consisting of four Cheesecake Factory restaurants and RockSugar Pan Asian Kitchen, during the thirty-nine weeks ended September 30, 2008 compared to eight Cheesecake Factory restaurants and two Grand Lux Cafes for the same period last year.  In addition, preopening costs were incurred in both periods for restaurant openings in progress.

Interest Expense, Interest Income and Other Expense/Income, Net

Interest expense increased to $11.5 million for the thirty-nine weeks ended September 30, 2008 compared to $7.1 million for the comparable prior year period, due primarily to higher borrowings on our revolving credit facility.  Interest expense also included $2.6 million for the thirty-nine weeks ended September 30, 2008 versus $1.9 million for the comparable prior year period associated with landlord construction allowances deemed to be financing in accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction.”

Interest income decreased to $1.5 million for the thirty-nine weeks ended September 30, 2008 compared to $4.2 million for the same period of the prior year, due primarily to lower investment balances driven by significant share repurchases during fiscal 2007 and the first three quarters of fiscal 2008.

We recorded net other expense for the thirty-nine weeks ended September 30, 2008 of $0.3 million compared to net other income of $0.8 million for the comparable prior year period.  This variance primarily relates to declines in value of our investments in variable life insurance contracts used to informally fund our Executive Savings Plan, a non-qualified deferred compensation plan.

Income Tax Provision

Our effective income tax rate was 29.9% for the thirty-nine weeks ended September 30, 2008 compared with 30.0% for the comparable prior year period.  The effective tax rate is affected by a number of factors, including pretax income, operating margins, tax credits and FIN 48 adjustments.  Income tax expense for the thirty-nine weeks ended September 30, 2008 was impacted by the accrual of $2.3 million in taxes and interest related to the potential disallowance of the deductibility of certain executive compensation under the provisions of Internal Revenue Code Section 162(m).  This increase was offset by a $2.2 million reduction in income tax expense related to Internal Revenue Service approval of our application for a change in accounting for construction allowances.  See Note 7 of Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in millions):

	September 30, 2008	January 1, 2008

Cash and marketable securities on hand	$56.0	$49.2
Net working capital	$(27.0)	$(35.9)
Adjusted net working capital (1)	$(27.0)	$(28.5)
Current ratio	0.8:1	0.8:1
Adjusted current ratio (1)	0.8:1	0.9:1
Long-term debt and deemed landlord financing liability, including current portion	$329.3	$226.5

(1)

Includes all marketable securities classified as either current assets ($0.9 million and $5.0 million at September 30, 2008 and January 1, 2008, respectively) or noncurrent assets ($7.3 million at January 1, 2008).

	Thirty-Nine Weeks Ended September 30, 2008	Thirty-Nine Weeks Ended October 2, 2007

Cash provided by operating activities	$114.8	$86.4
Capital expenditures	$56.9	$143.8

During the thirty-nine weeks ended September 30, 2008, our cash and marketable securities on hand increased by $6.8 million to $56.0 million from the January 1, 2008 balance.  This increase was primarily attributable to cash provided by operating activities, borrowing on our credit facility and landlord construction contributions, partially offset by the purchase of treasury stock and property and equipment.  In the table above, we present adjusted net working capital and current ratio calculations that include all marketable securities classified as either current or noncurrent assets.  We believe these adjusted calculations provide investors with useful information regarding our overall liquidity position because all marketable securities are readily available to meet our liquidity requirements.

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

Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of September 30, 2008, we had net availability for borrowings of $9.4 million, based on outstanding debt of $275.0 million and $15.6 million in standby letters of credit.  The Facility provides that we will maintain certain financial covenants, which include a debt to EBITDA ratio below a specified threshold, as well as a minimum EBITDAR (EBITDA plus rental expense) to interest and rental expense ratio.  At September 30, 2008, we were in compliance with these covenants.

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

For fiscal 2008, we currently estimate our cash outlays for capital expenditures to range between $75 million and $80 million, net of agreed-upon, up-front cash landlord construction contributions and excluding $12 million to $13 million of expected noncapitalizable preopening costs for new restaurants.  This amount also excludes approximately $3 million of landlord construction contributions to be applied as reductions to minimum or percentage rent over the lease terms. The amount reflected as additions to property and equipment in the consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each operating lease. This estimate contemplates a net outlay of $47 million to $49 million for the expected seven new restaurant openings during fiscal 2008, including our newest concept, RockSugar Pan Asian Kitchen, estimated construction-in-progress disbursements for anticipated fiscal 2009 openings and estimated collections of up-front cash landlord construction contributions.  Expected capital expenditures for fiscal 2008 also include approximately $16 million to $18 million for maintenance and capacity addition expenditures to our existing restaurants and $12 million to $13 million for bakery and corporate infrastructure investments.

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

During the first quarter of fiscal 2008, our Board of Directors increased the share repurchase authorization of our common shares to 31.0 million from 21.0 million.  Under these authorizations, we cumulatively repurchased a total of 22.4 million shares for a total cost of $497.1 million through September 30, 2008.  The authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  The timing and number of shares repurchased pursuant to the share repurchase authorization are subject to a number of factors, including current market conditions, legal constraints and available cash or other sources of funding.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. Our share repurchase plan has been used to return excess capital to shareholders when new restaurant site availability does not meet our criteria, as well as to minimize the dilutive impact of our stock option programs.

Effective October 16, 2008, our share repurchase authorization was temporarily suspended in order to maintain maximum flexibility in our capital decisions in light of the unprecedented crisis in the global financial markets and the indeterminate future impact it could have on the overall economy.  Concurrently with the effective date of such suspension, we terminated our prearranged stock repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934 (“10b5-1 Plan”).

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced related disclosures.  FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008.  We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion of market risks contains forward-looking statements.  Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

We are exposed to market risk from interest rate changes on funded debt.  This exposure relates to the component of the interest rate on our $300 million revolving credit facility (“Facility”) that is indexed to three-month LIBOR.  At September 30, 2008, we had $275.0 million in debt outstanding under the Facility.  Since the majority of this debt is hedged, a hypothetical 1% interest rate increase would only have a $0.3 million impact on our results of operations.  By using derivative instruments to hedge exposure to changes in interest rates, we expose ourselves to the potential failure of our counterparties to perform under the terms of the agreements.  We minimize this credit risk by contracting only with high-quality counterparties whose credit rating is evaluated on a quarterly basis.

A change in market prices also exposes us to market risk related to our investments in marketable securities. As of September 30, 2008 and January 1, 2008, we held $0.9 million and $12.4 million in marketable securities, respectively. A hypothetical 10% decline in the market value of those securities would result in $0.1 million and $1.2 million of unrealized losses and a corresponding decline in their fair values at September 30, 2008 and January 1, 2008, respectively.  This hypothetical decline would not affect our cash flows until the securities were disposed of.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities

Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2008.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Following our announcement on July 18, 2006 of the Audit Committee of our Board of Directors’ review of our historical stock option granting practices, eight separate putative shareholder derivative actions (the “Option Derivative Actions”) were filed against certain current and former Directors and certain of our current and former officers alleging that the defendants improperly dated certain historical stock option grants.  These cases, filed in Los Angeles County Superior Court were styled as Siebles v. Deitchle et. al. (Case No. BC355872) (subsequently re-filed in federal court), McGee v. Overton et al. (Case No. BC355953); Rigotti v. Overton, et al. (Case No. BC356850), Cullen v. Overton, et al. (Case No. BC356851), Sachs v. Overton et al. (Case No. BC357065), and filed in United States District Court for the Central District were styled as Siebles v. Deitchle et.al. (Case No. CV06 6234), Kuhns v. Deitchle et al. (Case No. SACV06917) and Freed v. Overton et al. (Case No. CV 06 06486).  On January 4, 2007, our Board of Directors established a Special Litigation Committee to facilitate timely and orderly consideration of the matters raised by and relating to the Option Derivative Actions. This committee completed its inquiry and the parties negotiated a stipulated settlement of the Option Derivative Actions.  The stipulated settlement was approved by the federal court and became effective June 4, 2008.  Pursuant to the stipulated settlement, the related state cases were dismissed, with prejudice.  Implementation of the terms of the settlement is in process.  In June 2008, we were repaid an aggregate of $940,000 in cash or stock options with equivalent value by certain current and former directors and officers.  There are no future payments required by us.  In addition, the Los Angeles Regional Office of the Securities and Exchange Commission (SEC) advised us that it has completed its informal inquiry related to options misdating and does not intend to recommend any enforcement action against us.

The Internal Revenue Service (“IRS”) is currently auditing our tax returns for fiscal years 2003 through 2006 with respect to the deductibility, under the provisions of Internal Revenue Code Section 162(m), of certain compensation in excess of $1 million per year paid to certain executive officers resulting from their exercise of stock options later determined to be misdated.  On May 1, 2008, the IRS issued us a Notice of Proposed Adjustment disallowing the deduction of approximately $5.1 million of compensation expense with respect to the exercise of stock options by three current executive officers and one former executive officer.  Our position is that our stock option compensation qualifies as performance based compensation that is not subject to the limitations on deductibility under Internal Revenue Code Section 162(m).  We plan to continue our discussions with the IRS in an effort to reach a favorable resolution.  We will, if necessary, pursue all available administrative and legal remedies to resolve this matter favorably.  While it is our position that these options met the requirements of Internal Revenue Code Section 162(m) for deductibility, we have reserved $2.3 million for estimated taxes and interest due through September 30, 2008.

On July 2, 2008, the Equal Employment Opportunity Commission (EEOC) for the Cleveland District Office issued determination letters in Charges 532-2006-01040, -01030, -01042 in favor of three former employees alleging that we engaged in a pattern and practice of sex discrimination, and in the case of one claimant, racial discrimination, in violation of Title VII of the Civil Rights Act of 1964 (Title VII).  The determination alleges that our actions resulted in females as a class being denied entry and progression into upper ranks of management at our restaurants.  We deny these allegations.  The EEOC is seeking payment of actual damages incurred by the claimants as well as compensatory and/or punitive monetary costs and remedial actions.  The parties failed to reach a conciliated settlement and, to date, no further action has been taken by the EEOC with respect to these charges.  On July 30, 2008, the EEOC Cleveland District Office also filed a Commissioner’s Charge 532-2008-01856 alleging we violated Title VII for failing or refusing to select females for management positions because of their sex.  This Charge arises out of the facts alleged in EEOC Charges 532-2006-01040, -01030, -01042.  The EEOC is currently conducting its investigation into this Commissioner’s Charge and has served its initial demand and request for information.  While we are cooperating with the EEOC’s investigation, we deny these allegations and intend to vigorously defend against this charge.  Based upon the current status of these matters, we have not reserved for any future payments.

After failing in efforts to reach a conciliated settlement, on June 30, 2008, the EEOC for the Phoenix District Office filed a complaint with the United States District Court for the District of Arizona stylized as Equal Employment Opportunity Commission vs. The Cheesecake Factory, Inc.  The Complaint (No. CV08-1207-PHX-NVW) alleges that since November 2004, we engaged in unlawful employment practices by permitting a class of male employees, including three named former employees, to be sexually harassed by male co-workers creating a hostile work environment in violation of Title VII.  The Complaint also alleges, among other claims, that we knew or should of known of the alleged sexual harassment and failed to act reasonably to prevent or correct such alleged sexual harassment.  The Complaint seeks injunctive relief and monetary compensation, including for emotional pain and suffering, among other damages.  The Complaint has not been served to date.  If served, we intend to vigorously defend against this litigation.  Based upon the current status of this matter, we have not reserved for any future payments.

We are subject to various other administrative and legal proceedings that are discussed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2008.

Item 1A.  Risk Factors

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2008.  An additional risk factor is added at the end of the list of risk factors under Item 1A to read in its entirety as stated below.  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

The recent disruptions in the overall economy and the financial markets may adversely impact our business and results of operations.

The restaurant industry can be affected by macro economic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns.  The recent disruptions in the overall economy and financial markets could reduce consumer confidence in the economy and negatively affect consumers’ dining out occasions, which could be harmful to our financial position and results of operations, adversely affect our ability to comply with our covenants under our credit facility and may result in a deceleration of the number and timing of restaurant openings.  There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information regarding our purchase during the thirteen weeks ended September 30, 2008 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2 — August 5, 2008	488,200	$14.35	488,200	12,434,203
August 6 — September 2, 2008	3,199,839	15.70	3,199,839	9,234,364
September 3 — September 30, 2008	588,133	15.24	588,133	8,646,231
Total	4,276,172		4,276,172

During the first quarter of fiscal 2008, our Board of Directors increased the share repurchase authorization of our common shares to 31.0 million from 21.0 million.  Under these authorizations, we cumulatively repurchased a total of 22.4 million shares for a total cost of $497.1 million through September 30, 2008.  The authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  The timing and number of shares repurchased pursuant to the share repurchase authorization are subject to a number of factors, including current market conditions, legal constraints and available cash or other sources of funding.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. Our share repurchase plan has been used to return excess capital to shareholders when new restaurant site availability does not meet our criteria, as well as to minimize the dilutive impact of our stock option programs.

Effective October 16, 2008, our share repurchase authorization was temporarily suspended in order to maintain maximum flexibility in our capital decisions in light of the unprecedented crisis in the global financial markets and the indeterminate future impact it could have on the overall economy.  Concurrently with the effective date of such suspension, we terminated our prearranged stock repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934 (“10b5-1 Plan”).

Item 6.  Exhibits

Exhibit 2.1	Form of Reorganization Agreement (1)

Exhibit 3.1	Certificate of Incorporation (2)

Exhibit 3.2	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock, $.01 Par Value (2)

Exhibit 3.3	Certificate of Amendment of Certificate of Incorporation (2)

Exhibit 3.4	Amendments to Certificate of Incorporation (3)

Exhibit 3.5	Amended and Restated Bylaws (4)

Exhibit 3.6	Bylaw Amendments (5)

Exhibit 4.1	Form of Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (6)

Exhibit 4.2	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (7)

Exhibit 4.3	Amendment No. 2 to Rights Agreement dated as of August 1, 2008 between The Cheesecake Factory Incorporated and Computershare Trust Company (8)

Exhibit 10.1	Third Amendment to Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan (9)

Exhibit 10.2	First Amendment to 2001 Omnibus Stock Incentive Plan (9)

Exhibit 10.3	The Cheesecake Factory Incorporated Amended and Restated Executive Savings Plan (9)

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed and incorporated by reference herein from the Registrant’s Registration Statement on Form S-1 (No. 33-47936).

(2)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended June 28, 2005.

(3)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed May 28, 2008.

(4)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed December 10, 2007.

(5)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed April 21, 2008.

(6)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-A dated August 19, 1998.

(7)	Previously filed and incorporated by reference herein from the Registrant’s post-effective Amendment No. 1 to its Registration Statement on Form 8-A filed November 13, 2003.

(8)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed August 1, 2008.

(9)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed July 25, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 23, 2008	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann
Interim Chief Financial Officer and Vice President, Controller
(Principal Financial Officer and Principal Accounting
Officer)