Form 10-K
period 2008-12-30
CHEESECAKE FACTORY INC
filed 2009-02-27
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2008

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, July 1, 2008, was $966,630,210 (based on the last reported sales on The NASDAQ Stock Market on that date).  As of February 20, 2009, 59,765,340 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2009.

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

In connection with the “safe harbor” provisions of the Act, we have identified and are disclosing important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf (See Item 1A, “Risk Factors”).  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.  Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements.  Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made.  Except as may be required by law, we do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

ITEM 1:                 BUSINESS

General

As of February 27, 2009, The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we,” “us” and “our”) operated 160 upscale, full-service casual dining restaurants, 146 under The Cheesecake Factory® mark in 34 states and the District of Columbia, 13 under the Grand Lux Cafe® mark in nine states; and one unit of our newest concept, RockSugar Pan Asian Kitchen™ in California.  We also operated two bakery production facilities in Calabasas Hills, California and Rocky Mount, North Carolina that produce baked desserts and other products for our restaurants and for other foodservice operators, retailers and distributors.  In addition, we licensed two bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.  We closed our self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark upon expiration of our license agreement during fiscal 2008.  When referred to herein, the term “restaurants” includes The Cheesecake Factory, Grand Lux Cafe and RockSugar Pan Asian Kitchen full-service restaurant concepts, unless otherwise noted, and excludes the two licensed bakery cafes and the two bakery production facilities, unless otherwise noted.

The Cheesecake Factory is an upscale casual dining concept that offers approximately 200 menu items, including approximately 40 varieties of cheesecake and other baked desserts (See “The Cheesecake Factory Restaurant Concept and Menu”).  Grand Lux Cafe and RockSugar Pan Asian Kitchen are also upscale casual dining concepts.  Grand Lux Cafe offers approximately 150 menu items (See “The Grand Lux Cafe Restaurant Concept and Menu”) and RockSugar Pan Asian Kitchen offers approximately 80 menu items (See “RockSugar Pan Asian Kitchen Restaurant Concept and Menu”).  In contrast to many chain restaurant operations, substantially all of our menu items (except desserts manufactured at our bakery production facilities) are prepared on the restaurant premises using high quality, fresh ingredients based on innovative and proprietary recipes.  We believe our restaurants are recognized by consumers for offering value with generous food portions at moderate prices.  Our restaurants’ distinctive, contemporary design and decor create a high-energy ambiance in a casual setting.  Our restaurants currently range in size from 5,400 to 21,000 interior square feet, provide full liquor service and are generally open seven days a week for lunch and dinner, as well as for Sunday brunch.  Restaurant sales represented 96%, 96% and 95% of revenues for fiscal 2008, 2007 and 2006, respectively.

We believe that our ability to select suitable locations and operate successful, high quality restaurants, has resulted in the continuing popularity of our restaurant concepts with consumers.  This popularity is reflected in our average food and beverage sales per restaurant, which are among the highest of any publicly-held restaurant company.  The following discussion of sales and square footage averages include only The Cheesecake Factory and Grand Lux Cafe restaurant concepts.  Average sales per restaurant open for the full year were approximately $9.9 million, $10.5 million and $10.8 million for fiscal 2008, 2007 and 2006, respectively.  Since each of our restaurants has a customized layout and differs in size, an effective method to measure the unit economics of our concepts is by square foot.  Average sales per productive square foot (defined as interior plus seasonally-adjusted patio square feet) for restaurants open for the full year were approximately $860 for fiscal 2008, $920 for fiscal 2007 and $935 for fiscal 2006.  Average sales per operating week for restaurants open for the full year were $190,100, $202,800 and $206,900 for fiscal 2008, 2007 and 2006, respectively.  Our average sales metrics for a given fiscal year can be impacted by a number of factors, including consumer preferences, macro economic conditions and the average size of new restaurants we open during that year.  The average interior square feet for restaurants opened during fiscal 2008, 2007 and 2006 was 9,800, 11,000 and 10,200, respectively. The total average interior square feet for all restaurants open for the full year were 11,100 for fiscal years 2008, 2007 and 2006.

We believe that the viability of The Cheesecake Factory concept has been successfully demonstrated in a variety of site layouts, trade areas and markets across the United States.  Accordingly, we intend to continue developing The Cheesecake Factory restaurants in high quality, high profile locations within densely populated areas in both existing and new markets.  In addition to expanding The Cheesecake Factory concept, we plan to selectively pursue other opportunities to leverage the competitive strengths of our restaurant and bakery operations, including building additional Grand Lux Cafe restaurants, the potential development of RockSugar Pan Asian Kitchen, giving consideration to the acquisition of new restaurant concepts and possible development of new bakery product lines and distribution channels.

During fiscal 2008, we opened six restaurants under The Cheesecake Factory® mark and our first restaurant under the RockSugar Pan Asian Kitchen™ trade name.  In fiscal 2009, we have opened one Cheesecake Factory restaurant to date and may open as many as two additional Cheesecake Factory restaurants during the remainder of the year.  We do not plan to open any Grand Lux Cafe or RockSugar Pan Asian Kitchen restaurants during fiscal 2009.  It is difficult for us to precisely predict the timing of our new restaurant openings due to many factors that are outside of our control (See “New Restaurant Site Selection and Development”).

Our business operations originated in 1972 when Oscar and Evelyn Overton founded a small bakery in the Los Angeles area.  Their son, David Overton, led the creation and opening of the first Cheesecake Factory restaurant in Beverly Hills, California in 1978.  Although our restaurant operations have grown substantially during recent years, we remain in the business of creating and marketing branded and private-label bakery products to other foodservice operators, retailers and distributors (“bakery sales”) in order to leverage our brand identity with consumers and to take advantage of excess bakery production capacity.  Bakery sales represented 4.3%, 4.2% and 5.0% of our revenues for fiscal 2008, 2007 and 2006, respectively.  For segment information, see Note 16 of to Consolidated Financial Statements in Part IV, Item 15 of this report.

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

We maintain a website at thecheesecakefactory.com.  We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after this material is electronically filed with or furnished to the Securities and Exchange Commission.

Restaurant Competitive Positioning

The restaurant industry is comprised of multiple segments, including casual dining.  The casual dining segment can be further sub-divided into core casual and upscale casual dining.  The upscale casual dining segment is differentiated by freshly prepared and innovative food, flavorful recipes with creative presentations, unique layouts, eye-catching design elements, and personalized service.  Upscale casual dining is positioned higher than core casual dining with standards that are closer to fine dining.  We believe that we are a leader in the upscale casual dining segment given our competitive positioning, the key elements of which are provided below.

Extensive, Creative and Contemporary Menu and Bakery Product Offerings.  Our restaurants offer a wide variety of items, including appetizers, pizza, seafood, steaks, chicken, burgers, pasta, specialty items, salads, sandwiches, omelets and desserts.  Our menus are generally updated twice each year to respond to evolving consumer dining preferences and needs, as well as food trends and nutritional awareness, which keeps our concepts relevant with consumers.  Our bakery production facilities produce over 70 varieties of quality cheesecake and other baked desserts, of which approximately 40 varieties are offered at any one time in The Cheesecake Factory restaurants.

High Quality Products.  Substantially all menu items (except the desserts manufactured at our bakery production facility) are prepared daily on the restaurant premises using high quality, fresh ingredients based on innovative and proprietary recipes.  We use high quality dairy and other raw ingredients in our bakery products.  Many of the desserts available at Grand Lux Cafe are baked on site.

Value.  We believe our restaurants are recognized by consumers for offering value with generous food portions at moderate prices.  The estimated average check per Cheesecake Factory restaurant guest, including beverages and desserts, was approximately $18.50, $18.00 and $17.50 for fiscal 2008, 2007 and 2006, respectively.  The estimated average check per restaurant guest at our Grand Lux Cafe locations was approximately $19.00, $19.00 and $18.90 for fiscal 2008, 2007 and 2006, respectively.

Commitment to Excellent Service and Hospitality through the Selection, Training and Retention of High Quality Employees.  Our goal is to consistently exceed the expectations of every guest in all aspects of his or her experience in our restaurants.  Our staff recruitment, selection, training and incentive programs are among the most comprehensive in the restaurant industry and allow us to attract and retain qualified staff members who are motivated to consistently provide excellence in guest hospitality.  By providing extensive training and innovative compensation programs, we believe our staff members develop a sense of personal commitment to our core values and culture of excellence in restauranteuring and guest hospitality.  These programs have resulted in generally lower employee turnover rates relative to the restaurant industry.

Flexible Kitchen Capabilities and Operating Systems.  Our restaurants are strategically designed with sufficient capacity, equipment and operating systems to allow for the successful preparation and delivery of an extensive, contemporary and flexible menu, which requires multiple food preparation and cooking methods executed simultaneously.

Distinctive Restaurant Design and Decor.  Our restaurants’ distinctive contemporary design and decor create a high-energy, non-chain image and upscale ambiance in a casual setting.  Whenever possible, outdoor patio seating also is incorporated in the design of the restaurants, thus allowing for additional restaurant capacity (weather permitting) at a comparatively low occupancy cost per seat.

High Quality, High Profile Restaurant Locations and Flexible Site Layouts.  We generally locate our restaurants in high quality, high profile locations within densely populated areas with a balanced mix of residences, businesses, and shopping and entertainment outlets.  In contrast to many restaurant operations that rely heavily on tourist traffic, our restaurants principally rely on the visit frequency and loyalty of consumers who work, reside or shop near each of our restaurants.  We have the flexibility to design our restaurants to accommodate a wide variety of urban and suburban site layouts, including multi-level locations.

The Cheesecake Factory Restaurant Concept and Menu

The Cheesecake Factory restaurant concept strives to provide a distinctive, high quality dining experience at moderate prices by offering an extensive, creative and evolving menu in an upscale, high-energy casual setting with efficient, attentive and friendly service.  As a result, our Cheesecake Factory restaurants appeal to a diverse customer base.  Our extensive menu enables us to compete for substantially all dining preferences and occasions from the key lunch and dinner dayparts to the mid-afternoon and late-night dayparts, which are traditionally weaker times for most casual dining restaurant operations.  The Cheesecake Factory restaurants are not open for breakfast but do offer Sunday brunch.  All of our restaurants are open seven days a week.  All items on the menu, including approximately 40 varieties of cheesecake and other quality baked desserts, may be purchased for off-premise consumption, which represents approximately 8% of our current restaurant sales.  As of February 27, 2009, most of our restaurants offer curbside “to go” programs, approximately 40% of our restaurants offer home delivery service utilizing third-party delivery partners and all of our restaurants offer a catering menu.

Our menu currently features approximately 200 items, supplemented by new items introduced on separate menu cards, including appetizers, pizza, seafood, steaks, chicken, burgers, specialty items, pastas, salads, sandwiches, omelets and desserts.  Examples of menu offerings include Chicken Madeira, Cajun Jambalaya Pasta, Thai Lettuce Wraps and Crispy Chicken Costoletta.  Menu items, except those desserts manufactured at our bakery production facilities, are prepared daily on the restaurant premises with high quality, fresh ingredients using innovative and proprietary recipes.  We consider the extensive selection of items on our menu to be an important factor in the differentiation of our restaurants from our competitors.  In the majority of our Cheesecake Factory restaurants, menu entrees range in price from $6.95 to $31.95.  Appetizers range in price from $3.95 to $11.95 and desserts range in price from $4.50 to $7.95.

Our menu features all-natural chicken, humanely raised without the use of antibiotics or unnecessary chemicals, premium beef that is Certified Angus, U.S.D.A Kobe or Choice, fresh fish that is either longline or hook and line caught whenever possible, cooking oils that contain zero grams of trans fat per serving, and produce that is sourced direct from premium growers.  In addition, we offer certified organic fair trade shade-grown coffee, and certified organic black and herbal teas.

One of our competitive strengths is the ability to anticipate consumer dining and taste preferences and adapt our menu to the latest trends in food consumption.  We create new menu items to keep pace with changing consumer tastes and preferences, and regularly update our ingredients and cooking methods to improve the quality and consistency of our food offerings.  Generally, we review the appeal and pricing of our entire menu every six months and typically update or replace as many as five to fifteen items with each menu change.  All new menu items are tested and selected based on uniqueness, anticipated sales popularity, preparation technique and profitability.

Our ability to create, promote and attractively display our unique line of baked desserts is also important to the competitive positioning and financial success of our restaurants.  Our brand identity and reputation for offering high quality desserts results in a higher percentage of dessert sales relative to that of most chain restaurant operators.  Dessert sales represented approximately 14%, 14% and 15% of total Cheesecake Factory restaurant sales for fiscal 2008, 2007 and 2006, respectively.

Each restaurant maintains a full-service bar where appetizers or the full menu may be purchased.  The sale of alcoholic beverages represented approximately 13% of total Cheesecake Factory restaurant sales for fiscal 2008, 2007 and 2006.  Most of our alcoholic beverage sales occur with meal purchases.

We place significant emphasis on the unique interior design and decor of our restaurants, which results in a higher investment per square foot of restaurant space than is typical for the restaurant industry.  However, each of our restaurants has historically generated annual sales per square foot that is also typically higher than our competitors.  Our stylish restaurant design and decor package contributes to the distinctive dining experience enjoyed by our guests.  Each restaurant features large, open dining areas and a contemporary kitchen design featuring exhibition cooking. More than 80% of our restaurants offer outdoor patio seating (weather permitting).  Approximately 20% of our total estimated productive seating capacity is located on outdoor patios, which can be subject to underutilization from time to time due to adverse or unseasonable weather conditions.  The table and seating layouts of our restaurants are flexible, permitting tables and seats to be easily rearranged to accommodate large groups or parties, thus permitting more effective utilization of seating capacity.

The Grand Lux Cafe Restaurant Concept and Menu

Grand Lux Cafe is an upscale casual dining concept that offers unique American and international cuisine selections in an elegant but relaxed atmosphere.  The menu at Grand Lux Cafe offers approximately 150 items including appetizers, pasta, seafood, steaks, chicken, burgers, salads, specialty items and desserts.  Examples of menu offerings include Chop House Burger, Buffalo Chicken Rolls, Crispy Caramel Chicken and Santa Barbara Grilled Chicken Sandwich.  Menu entrees currently range in price from $6.95 to $33.95.  Appetizers range in price from $4.95 to $13.50 and desserts range from $6.95 to $8.95.  A full-service bar as well as an onsite bakery, producing made-to-order deserts, are also included in the concept.  Our location in the Venetian Resort-Hotel-Casino in Las Vegas, Nevada is open 24 hours a day and its sister location in the Palazzo Resort-Hotel-Casino is open 20 hours a day, except for Fridays and Saturdays, during which it is open 21 hours a day.  Both locations also serve a breakfast menu with items priced from $2.95 to $19.95.  Approximately half of our Grand Lux Cafe restaurants offer home delivery service utilizing third-party delivery partners.

We continue to refine Grand Lux Cafe’s menu and operations in order to further develop the concept for future growth.  We intend to continue expanding Grand Lux Cafe, although we did not open any new Grand Lux Cafes in fiscal 2008 and do not currently plan to open any during fiscal 2009.  While we believe Grand Lux Cafe has the opportunity to become a profitable second growth vehicle for our restaurant operations, there are inherent risks in expanding any new restaurant concept that has not yet proven its long-term financial viability.  These risks include, but are not limited to, consumer acceptance, recruiting and training qualified staff members, and achieving an acceptable return on investment.

RockSugar Pan Asian Kitchen Concept and Menu

RockSugar Pan Asian Kitchen™ is our newest concept, which debuted in June 2008 in Los Angeles, California.  RockSugar Pan Asian Kitchen is an upscale casual dining concept showcasing the cuisines of Thailand, Vietnam, Malaysia, Singapore, Indonesia and India with dishes served Asian family-style to create an atmosphere that encourages sharing and conversation.  Examples of menu offerings include Shaking Beef, Crispy Chicken Samosas, Lacquered BBQ Ribs and Hanoi Spiced Chilean Sea Bass.  The unique décor of the restaurant features design elements true to the restaurant’s southeast Asian branding.  The restaurant also features a full-service bar with an extensive wine list and exotic cocktails.  Entrees currently range in price from $6.00 to $42.00, appetizers range from $9.50 to $17.00 and desserts are $9.00.  Our onsite bakery allows RockSugar Pan Asian Kitchen to create freshly-made desserts that infuse traditional French flair into nearly a dozen Asian-influenced items.

Existing Restaurant Locations

As of February 27, 2009, we operated 160 upscale,  full-service casual dining restaurants, 146 under The Cheesecake Factory® mark in 34 states and the District of Columbia, 13 under the Grand Lux Cafe® mark in nine states, and one unit of our newest concept, RockSugar Pan Asian Kitchen™ in California.  Additionally, we licensed two bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.  We closed our self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark upon expiration of our license agreement during fiscal 2008.  The following table sets forth information with respect to our Company-operated, full-service restaurant locations:

Existing Company-Operated Full-Service Restaurant Locations by State

State	The Cheesecake Factory	Grand Lux Cafe	RockSugar Pan Asian Kitchen	Total
Alabama	1			1
Arizona	5	1		6
California	32	1	1	34
Colorado	3	1		4
Connecticut	1			1
District of Columbia	1			1
Florida	14	3		17
Georgia	4			4
Hawaii	1			1
Idaho	1			1
Illinois	5	1		6
Indiana	2			2
Iowa	1			1
Kansas	1			1
Kentucky	1			1
Maryland	5			5
Massachusetts	7			7
Minnesota	1			1
Missouri	3			3
Nebraska	1			1
Nevada	3	2		5
New Jersey	5	1		6
New York	8	1		9
North Carolina	3			3
Oklahoma	2			2
Ohio	6			6
Oregon	1			1
Pennsylvania	4			4
Rhode Island	1			1
Tennessee	1			1
Texas	10	2		12
Utah	1			1
Virginia	6			6
Washington	3			3
Wisconsin	2			2
Total	146	13	1	160

New Restaurant Site Selection and Development

We believe the locations of our restaurants are critical to our long-term success and, accordingly, we devote significant time and resources to analyzing each prospective site.  Since our restaurant concepts can be successfully executed within a variety of site locations (urban or suburban shopping malls, lifestyle centers, retail strip centers, office complexes and entertainment centers — either freestanding or in-line) and layouts (single or multi-level, generally from 7,000 to 16,000 square feet), we can be highly selective and flexible in choosing suitable locations. In general, we focus on opening our restaurants in high quality, high profile sites within larger metropolitan areas with dense populations and above-average household incomes. While our restaurants typically share common interior decor elements, the layout of each restaurant is customized to accommodate different types of buildings and different square feet and layouts of available space.  In addition to carefully analyzing demographic information such as population profiling based on psychographic characteristics and population densities (work and home based) and experienced/anticipated population growth for each prospective site, we consider other factors such as visibility, traffic patterns and general accessibility; the availability of suitable parking; the proximity of shopping areas, office parks and tourist attractions; the degree of competition, proximity of other synergistic retail establishments and our own sister restaurants within the trade area; and the general availability of restaurant-level staff members.  In contrast to many restaurant operations that rely heavily on tourist traffic, our restaurants principally rely on the visit frequency and loyalty of consumers who work, reside or shop in each of our trade areas.

Our restaurant development model closely resembles that of a retail business that occupies leased space in shopping malls, office complexes, retail strip centers, entertainment centers and other real estate developments.  We also develop freestanding restaurant locations using both ground leases and built-to-suit leases, which are commonly used to finance freestanding locations in the restaurant industry.  We generally lease our restaurant locations for primary periods of 15 to 20 years.  Our rent structures vary from lease to lease, but generally provide for the payment of both minimum base rent and contingent (percentage) rent based on restaurant sales.  We are also generally responsible for our proportionate share of common area maintenance (“CAM”), insurance, property tax and other occupancy-related expenses under our leases.  Many of our leases provide for maximum allowable annual percentage or fixed dollar increases in CAM, insurance, and property tax expenses to enable us to better predict and control future variable lease costs.  Our sales volumes generally have been in excess of the threshold for percentage rent payments at substantially all of our restaurant locations that are subject to leases with percentage rent payment provisions.  We expend cash for leasehold improvements and furnishings, fixtures and equipment (“FF&E”) to build out our leased premises.  We may also expend cash for structural additions that we make to leased premises. Generally, all or a portion of leasehold improvement and building costs are reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in our leases.  If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof.  However, there can be no assurance that contributions will be available for every potential location that we seek to develop into a new restaurant and recoupment of all or a portion of such contributions may depend upon the financial viability of our landlords.  We own substantially all of FF&E in our restaurants and currently plan to do so in the future.

The relatively high and consistent sales productivity of our restaurants provides opportunities to obtain suitable and competitive leasing terms from landlords.  Due to the uniquely flexible and customized nature of our restaurant operations and the complex design, construction and preopening processes for each new location, our lease negotiation and restaurant development timeframes vary.  The development and opening process generally ranges from six to eighteen months, depending largely on the availability of the leased space we intend to occupy, and can be subject to delays either due to factors outside our control or to our selective timing of restaurant openings.  The number and timing of new restaurants actually opened during any given period, and their associated contribution to operating week growth for the period, will depend on a number of factors including, but not limited to: the identification and availability of suitable locations and leases; the availability of suitable financing to us and our landlords; the timing of the delivery of the leased premises to us from our landlords so that we can perform our build-out construction activities and train our staff; the ability of our landlords and us to timely obtain all necessary governmental licenses and permits to construct and operate our restaurants; the progress and readiness of the developments where our restaurants will be located and the opening dates of co-tenants; labor shortages or disputes experienced by our landlords or our outside contractors; unforeseen engineering or environmental problems with the leased premises; weather conditions that interfere with the construction process; our ability to successfully manage the design, construction and preopening processes for each restaurant; the availability of suitable restaurant management and hourly staff members; and general economic conditions.  While we attempt to manage those factors within our control, we have experienced unforeseen and planned delays in restaurant openings from time to time in the past and could experience delays in the future.

New Restaurant Sales and Investment Characteristics

We believe that our ability to select suitable locations and operate successful, high quality restaurants, has resulted in the continuing popularity of our restaurant concepts with consumers.  This popularity is reflected in our average food and beverage sales per restaurant, which are among the highest of any publicly-held restaurant company.  The following discussion of sales and square footage averages include only The Cheesecake Factory and Grand Lux Cafe restaurant concepts.  Average sales per restaurant open for the full year were approximately $9.9 million, $10.5 million and $10.8 million for fiscal 2008, 2007 and 2006, respectively.  Since each of our restaurants has a customized layout and differs in size, an effective method to measure the unit economics of our concepts is by square foot.  Average sales per productive square foot (defined as interior plus seasonally-adjusted patio square feet) for restaurants open for the full year were approximately $860 for fiscal 2008, $920 for fiscal 2007 and $935 for fiscal 2006.  Average sales per operating week for restaurants open for the full year were $190,100, $202,800 and $206,900 for fiscal 2008, 2007 and 2006, respectively.  Our average sales metrics for a given fiscal year can be impacted by a number of factors, including consumer preferences, macro economic conditions and the average size of new restaurants we open during that year.  The average interior square feet for restaurants opened during fiscal 2008, 2007 and 2006 was 9,800, 11,000 and 10,200, respectively. The total average interior square feet for all restaurants open for the full year were 11,100 for fiscal years 2008, 2007 and 2006.

We currently lease space for each of our restaurants and are required to expend cash for leasehold improvements and FF&E to build out the leased premises, which is targeted, on average, from $600 to $650 per square foot for The Cheesecake Factory restaurants, excluding preopening costs.  The construction costs to build out our leased spaces vary geographically.  Additionally, our investment cost per square foot will also vary from restaurant to restaurant, depending on the complexity of our build-out of the leased space and site conditions.  We typically seek to obtain construction contributions from our landlords for structural additions and other leasehold improvements that we make to the leased premises.  These contributions vary from lease to lease, depending on the scope of construction activities and other factors.

One of our important objectives is to earn an appropriate return on investment.  Return on investment cannot be meaningfully measured until our restaurants reach their mature run-rate levels of sales and profitability.  Maturation periods vary by restaurant, but generally range from two to five years.  The initial return on investment performance targets for newer concepts will typically be lower than the average for an established, highly productive concept such as The Cheesecake Factory, since the first few locations for new concepts are typically in a refinement stage for a period of time.  Our cash-based performance targets for restaurant operations do not consider field supervision and corporate support expenses; exclude non-cash items such as depreciation expense; exclude income taxes; and do not represent a targeted return on an investment in our common stock.  If we select a potential restaurant location for acquisition and development, the actual performance of the location may differ from its originally targeted performance.  There can be no assurance that any new restaurant opened will have similar operating results to those of established restaurants or will achieve our targeted results.

It is common in the restaurant industry for new locations to initially open with sales volumes well in excess of their sustainable run-rate levels.  This initial “honeymoon” effect usually results from grand opening publicity, promotional and other consumer awareness activities that generate abnormally high customer traffic, particularly in new markets, for our concepts.  During the several months following the opening of new restaurants, customer traffic generally settles into its normal pattern, resulting in sales volumes that gradually adjust downward to their expected, sustainable run-rate level. Many Cheesecake Factory restaurant openings in new markets experience a honeymoon sales period where sales may initially be 10% to 15% higher than their expected run-rate level.  Additionally, our new restaurants usually require a 90 to 120 day period after opening to reach their targeted restaurant-level operating margin due to cost of sales and labor inefficiencies commonly associated with new, complex casual dining restaurants.  As a result, a significant number of restaurant openings in any single fiscal quarter, along with their associated preopening costs, could have a significant impact on our consolidated results of operations for that period.  Therefore, our results of operations for any single fiscal quarter are not necessarily indicative of the results to be expected for any other fiscal quarter nor for a full fiscal year.

Preopening Costs for New Restaurants

Preopening costs include incremental out-of-pocket costs that are directly related to the openings of new restaurants and are not otherwise capitalizable.  As a result of the highly customized and operationally complex nature of our upscale, high-volume concepts, the preopening process for our restaurants is more extensive, time consuming and costly relative to that of most chain restaurant operations.  Preopening costs vary by location depending on a number of factors, including the proximity of our existing restaurants; the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel and lodging for different metropolitan areas; the timing of the restaurant opening and the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurants, which may also be dependent on our landlords obtaining their licenses and permits, as well as completing their construction activities, for the properties that our leased premises are located within.

Preopening costs for a typical single-story Cheesecake Factory restaurant in an established market averages approximately $1.2 million to $1.4 million and includes costs to relocate and compensate an average of 11 to 12 restaurant management employees prior to opening; costs to recruit and train an average of 200 hourly restaurant employees; wages, travel and lodging costs for our opening training team and other support employees; costs for practice food service activities; and straight-line minimum base rent during the build-out and in-restaurant training periods.  Also included in preopening costs are expenses allocated to each restaurant opening, including costs for maintaining a roster of trained managers for pending openings, corporate travel and support activities.  Preopening costs are usually higher for larger restaurants, initial entry into a new market or for newer concepts.  In any of these situations, we could experience preopening costs of approximately $1.5 million to $1.6 million per restaurant.  We usually incur the most significant portion of preopening costs within the two-month period immediately preceding and the month of a restaurant’s opening.  Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Restaurant Expansion Objectives

We believe the viability of The Cheesecake Factory restaurant concept has been successfully demonstrated in a variety of site layouts, trade areas and markets across the United States.  Accordingly, we intend to continue developing The Cheesecake Factory restaurants in high quality, high profile locations within densely populated areas in both existing and new markets.  In addition to expanding The Cheesecake Factory concept, we plan to selectively pursue other opportunities to leverage the competitive strengths of our restaurant operations, including Grand Lux Cafe and RockSugar Pan Asian Kitchen, as well as potential development or acquisition of new restaurant concepts.

In fiscal 2009, we have opened one Cheesecake Factory restaurant to date and may open as many as two additional Cheesecake Factory restaurants during the remainder of the year.  We do not plan to open any Grand Lux Cafe or RockSugar Pan Asian Kitchen restaurants during fiscal 2009.  It is difficult for us to precisely predict the timing of our new restaurant openings due to many factors that are outside of our control (See “New Restaurant Site Selection and Development”).  We are currently negotiating leases for potential future locations.  From time to time, we will evaluate opportunities to acquire and convert other restaurant locations to our concepts.  However, we currently have no binding commitments or agreements to acquire or convert any other restaurant locations to our concepts.

We seek to select high quality, high profile locations for our upscale, highly customized casual dining restaurants, which draw guests from a much larger geographical area compared to most casual dining chain restaurants.  The size of our restaurant trade areas varies by location, depending on a number of factors such as population density, retail traffic generators and geography.  As a result, the opening of a new restaurant could impact the sales of one or more of our nearby restaurants.  Generally, this impact lessens over time although there are no assurances that the sales levels of previously opened restaurants in the same market will return to their prior levels.  It is not our intention to open new restaurants that materially cannibalize the sales of our existing restaurants.  However, as with most growing retail and restaurant chain operations, there can be no assurance that sales cannibalization will not occur or become more significant in the future as we gradually increase our presence in existing markets over time to maximize our competitive position and financial performance in each market.

We developed a bakery cafe format during fiscal 1997 to extend The Cheesecake Factory brand and provide a potential additional source of operating leverage for our bakery production facility.  As of December 30, 2008, there were two licensed bakery cafe outlets in operation that feature many of our unique desserts and a limited selection of beverages, sandwiches and salads in a self-service format.  Both bakery cafes are currently operated by HMSHost, formerly known as Host Marriott Services Corporation, under licensing agreements with us.  We have no current plans to develop, operate or license any additional bakery cafe operations.

Restaurant Operations and Management

Our ability to consistently and properly execute a made-from-scratch, complex menu in an upscale, high-volume casual dining environment is critical to our overall success.  Detailed operating procedures, standards, controls, food line management systems, and cooking methods and processes are utilized at our restaurants to accommodate our extensive menu and facilitate our sales productivity.  However, the successful day-to-day operation of our restaurants remains critically dependent on the quality, ability, dedication and enthusiasm of our general managers, executive kitchen managers and all other management and hourly staff members working at our restaurants.

Our restaurants are open every day of the year, with the exception that most of our locations are closed on Thanksgiving and Christmas.  Hours of operation are generally from 11:00 a.m. to 11:00 p.m., except on weekends when most of our restaurants stay open past midnight, and on Sunday when our restaurants open at 10:00 a.m. for brunch.  Outdoor patio seating is available (weather permitting) at more than 80% of our restaurants.

We believe that the high average sales volumes and popularity of our restaurants allow us to attract and retain higher quality, experienced restaurant-level management and other operational personnel, and our restaurants experience a lower level of employee turnover than the restaurant industry in general.  Each full-service restaurant is typically staffed with one general manager, one executive kitchen manager and approximately ten additional kitchen and front-of-the-house managers, depending on the size and sales volume of each restaurant.  Our general managers possess an average of eight years of experience with the Company.  All newly recruited restaurant management personnel complete an extensive 10-week training program during which they receive both classroom and on-the-job instruction in food quality, safety and preparation, guest service, alcoholic beverage service, liquor liability avoidance, financial management and cost controls, risk management, staff relations, and our core values and culture of superior guest hospitality.  We strive to execute our concepts consistently and in accordance with detailed manuals covering food and beverage standards and the proper operation of our restaurants.  We are committed to operational excellence in every component of our restaurant operations.

Efficient, attentive and friendly guest service is integral to our overall concept and brand identity.  Each restaurant is staffed, on average, with approximately 200 hourly staff members.  The actual number of employees working in the restaurant on any given day will depend on guest traffic levels and can be scaled accordingly throughout the day as appropriate.  We require each hourly staff member to participate in a formal training program for his or her respective position in the restaurant, under the supervision of other experienced staff members and restaurant management.  We strive to foster enthusiasm and dedication in our employees through daily meetings and dedicated time for training.  We regularly solicit their suggestions concerning restaurant operations and other aspects of our business.

Our future growth and financial success will be highly dependent on our ability to attract, develop and retain qualified staff members who are capable of successfully managing upscale, high-volume casual dining restaurants, and consistently executing our extensive and complex menu.  The availability and retention of high-level restaurant management continues to be a significant industry-wide challenge.  To enable us to more effectively compete for and retain the highest quality restaurant management personnel, we maintain an innovative and comprehensive compensation program for our restaurant general managers and executive kitchen managers.  Each participant in the program receives a competitive base salary and has the opportunity to earn an annual cash bonus (calculated and paid quarterly) based on the performance of his or her restaurant.  Participating restaurant general managers also are eligible to utilize a Company-leased vehicle, for which all non-business use thereof is valued and added to the participants’ taxable income pursuant to income tax regulations.  A longer-term, wealth-building program, currently based on Company stock options and restricted stock ownership, is also available to participating restaurant general managers and executive kitchen managers that is dependent on the participants’ extended service with us in their respective positions (three to five years) and their achievement of certain established performance objectives during that period.

Our restaurant general managers are responsible for selecting and training hourly staff members for their respective restaurants.  Restaurant general managers report to an area director of operations, who typically supervises the operations of six to seven restaurants depending on geographical and management experience factors.  In turn, each area director of operations currently reports to one of four regional vice presidents of restaurant operations.  Our executive kitchen managers report to their general manager but are also supervised by an area kitchen manager responsible for between 7 and 10 restaurants.  Our restaurant field supervision organization also includes a senior vice president of restaurant operations, a senior vice president for kitchen operations, and performance development professionals who are responsible for managing new restaurant openings and training for all operational employees.  Our field supervision and performance development staffs have been reduced in size to levels appropriate for our rate of new restaurant growth in fiscal 2008 and 2009, but can be expanded appropriately for a resumption of more rapid growth if and when that occurs.

We prepare a detailed monthly operating budget for each restaurant and compare our actual results to the budget.  We also measure the productivity and efficiency of our restaurant operations using a variety of statistical indicators such as daily table turns, guests served per labor hour worked, operating costs incurred per guest served and other metrics.

Bakery Operations

Our bakery operations originated in 1972 when Oscar and Evelyn Overton founded a small bakery in the Los Angeles area that produced and distributed high quality cheesecakes and other baked desserts.  As their business grew, the Overtons leased additional space to expand their production capacity.  Currently, we produce approximately 70 varieties of cheesecake in our two production facilities based on proprietary recipes.  Some of our most popular cheesecakes include the Original Cheesecake, Godiva® Chocolate, Key Lime Cheesecake, Fresh Banana Cream, White Chocolate Caramel Macadamia Nut and Fresh Strawberry.  Other popular baked desserts include Chocolate Tower Truffle CakeTM, Carrot Cake, Black-Out Cake and Lemoncello Cream Torte.  In the aggregate, our bakery production facilities currently produce approximately 300 product SKUs (stock keeping units).

High quality, baked desserts and other products made with superior ingredients are essential to the successful execution of our restaurant and bakery operations.  Our bakery operates under an ongoing comprehensive food safety and quality assurance program.  This program includes, among other things, supplier qualification and plant inspections, inbound raw material testing, microbiological testing of the production environment, safety and sanitation monitoring, and finished goods testing.  Our in-house food safety and quality assurance staff constantly audits and monitors our manufacturing practices during operation and closely monitors our compliance with the industry standard Hazard Analysis Critical Control Points (HACCP) program.  We use both internal and external quality control laboratory resources to test raw ingredients and finished products for safety.

The commissary role of our bakery operations is to produce innovative, high quality cheesecakes and other baked desserts for sale at our restaurants.  Dessert sales represented approximately 14%, 14% and 15% of our restaurant sales for fiscal 2008, 2007 and 2006, respectively, and are important to restaurant-level profitability.  We also market some of our more popular cheesecakes and other baked products on a wholesale basis to other foodservice operators, retailers and distributors.  Approximately 60% of the bakery’s production activities are currently devoted to our outside customers, with the remaining dedicated to supplying our restaurants.  Cheesecakes and other items produced for outside accounts are marketed under The Cheesecake Factory® mark, The Dream Factory® mark, The Cheesecake Factory Bakery® mark and private labels.  Current large-account customers include the leading national warehouse club operators, a retail bookstore cafe, institutional foodservice distributors, supermarkets and other restaurant and foodservice operators. Sales to warehouse clubs, which represented approximately 68%, 67% and 75% of our total outside bakery sales for fiscal 2008, 2007 and 2006, respectively, are concentrated with the two largest warehouse club operators in the United States.  Bakery products are shipped to our restaurants and other customers throughout the United States by common carrier.  We also process telephonic and Internet-based sales.  Frozen bakery products are also shipped to international customers.  Our bakery sells our baked goods internationally under both The Cheesecake Factory and The Dream Factory trademarks in over 10 countries.  We have a limited license arrangement with one operator in Saudi Arabia to sell our baked goods under Desserts by The Cheesecake Factory in their cafe outlets and are selling our desserts at another mideastern coffee cafe.

We strive to develop and maintain long-term, growing relationships with our bakery customers, based largely on our 36-year reputation for producing high quality, creative baked desserts.  However, bakery sales volumes will always be less predictable than our restaurant sales.  It is difficult to predict the timing of bakery product shipments and contribution margins on a quarterly basis.  Additionally, the purchasing plans of our large-account customers may fluctuate from quarter to quarter.  Due to the highly competitive nature of the bakery business, we are unable to enter into long-term contracts with our large-account bakery customers, who may discontinue purchasing our products without advance notice at any time for any reason.

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

We currently maintain a full-time staff of sales and marketing employees and product development employees.  Additionally, we utilize the services of professional foodservice brokers from time to time for certain bakery products and distribution channels.

Information Technology

We maintain financial and accounting controls in our restaurants through the use of a sophisticated point-of-sale (POS) cash register system and computer network in each restaurant that interfaces with the computer network in our corporate offices using a high-speed, secure communication system.  We also utilize an automated front desk management system that enables us to better optimize our seating capacity and increase our speed of operations.  The POS system is also utilized to authorize and transmit credit card sales transactions.  The POS system and personal computer network provide our restaurant management with daily and weekly information regarding sales, cash receipts, inventory, food and beverage costs, labor costs and other controllable operating expenses.  Each restaurant also has an onsite accounting technician who assists in the accumulation and processing of financial and administrative information.  Field supervision employees also use computer systems that interface with the restaurant and corporate computer networks and handheld wireless devices to insure prompt communication.

We began testing a Kitchen Management System (“KMS”) in one of our restaurants in fiscal 2005.  The KMS allows for automated routing and cookline balancing, improves cookline productivity, synchronizes order completion, and provides valuable ticket time and cook time data.  As of February 27, 2009, KMS was installed in all of our restaurants.

Marketing and Advertising

We believe our commitment to providing consistent value to consumers in an upscale casual dining environment continues to be a highly effective approach to attracting and retaining customers.  Accordingly, we have historically relied on our high profile locations, operational excellence, media interest and “word of mouth” to attract and retain restaurant guests instead of using more traditional paid advertising.  For restaurant openings in new markets, we attempt to arrange for local television and radio stations to cover our restaurant openings and thereby provide us with free publicity.  We believe our commitment to deliver value to consumers has enabled our newer restaurants to benefit from the brand recognition and reputation developed by our existing restaurants.  We also attempt to build awareness and relationships with local hotel concierges, neighborhood groups and others in the community.  During fiscal 2008, we hired a Chief Marketing Officer to broaden our market reach and to further develop innovative marketing strategies and initiatives designed to build upon our brand awareness and drive consumer engagement.  In fiscal 2008, we also implemented strategic marketing programs using in-store, direct mail and Internet marketing strategies.  Our fiscal 2008 expenditures for paid advertising were less than 1% of restaurant sales.

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

We attempt to negotiate short-term and long-term agreements for our principal commodity, supply and equipment requirements, depending on market conditions and expected demand.  However, we are currently unable to contract for long periods of time for certain of our commodities such as fish and most dairy items (except for cream cheese used in our bakery operations) and, consequently, these commodities can be subject to unforeseen supply and cost fluctuations.  Dairy costs also can fluctuate due to government regulation.  Our essential food and beverage products are available from several qualified suppliers in virtually all cities in which our operations are located.  Independent foodservice distributors, including the largest foodservice distributor in North America, deliver most food and supply items daily to our restaurants.

Seasonality and Quarterly Results

Our business is subject to seasonal fluctuations. Historically, our highest levels of revenues and net income for our established restaurants have occurred in the second and third quarters of the fiscal year.  Approximately 90% of our restaurants are located in shopping centers and malls that typically experience seasonal fluctuations in sales.  Patio seating represents approximately 20% of the total available productive seating for all restaurants open as of December 30, 2008 and can be subject to disruption from inclement weather. Holidays, severe weather, hurricanes, thunderstorms and similar conditions may impact restaurant sales volumes seasonally in some of the markets where we operate.  Our bakery operations are seasonal to the extent that the fourth quarter’s sales are typically higher due to holiday business.  Additionally, bakery sales comparisons may fluctuate significantly from quarter to quarter due to the timing and size of orders from our larger bakery customers.  Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated preopening costs and operating inefficiencies.  As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

Competition

The restaurant industry is highly competitive.  There are a substantial number of restaurant operations that compete directly and indirectly with us, many of which have significantly greater financial and operational resources, higher revenues and greater economies of scale.  The restaurant business is often affected by changes in consumer tastes and discretionary spending patterns; national and regional economic and public safety conditions; demographic trends; weather conditions; the cost and availability of raw materials, labor and energy; purchasing power; governmental regulations; and local competitive factors.  Any change in these or other related factors could adversely affect our restaurant operations.  If the macro economic downturn in 2008 deepens in 2009, this may intensify consumer trade down to a lower price point for casual dining or decrease the frequency of guest visits.  Accordingly, we must constantly evolve and refine the critical elements of our restaurant concepts over time to protect their longer-term competitiveness.  Additionally, there is competition for highly qualified restaurant management and for attractive locations suitable for upscale, high-volume restaurants.  With regard to our bakery operations, competition within the premium baked dessert market has historically been regional and fragmented.  However, overall competition within that market remains intense.  We believe that our restaurant and bakery operations compete favorably with consumers on the critical attributes of quality, variety, taste, service, consistency and overall value.

Food Quality and Safety

Our revenues can be substantially affected by adverse publicity resulting from food quality, illness, or health concerns stemming from incidents occurring in the food supply chain generally and at our competitors’ restaurants, as well as incidents that may occur at a single restaurant or, with respect to our bakery operations, a single production run of bakery products.  In particular, since we depend heavily on The Cheesecake Factory® mark for a majority of our revenues, unfavorable publicity relating to our bakery operations could have a material adverse effect on our restaurant operations, and vice versa.  To minimize the risk of food borne illness, we have implemented a HACCP system for managing food safety and quality, training staff in food safety and handling and maintaining quality assurance oversight.  We have also enhanced oversight of food safety standards by the addition of an in-house Vice President of Food Safety and Quality Assurance to supplement our existing programs, which include both internal and external food quality monitoring.  Nevertheless, the risk of food borne illness cannot be completely eliminated and outbreaks at other restaurant chains or with respect to a food product on our menu may affect our restaurants even if our restaurants are not implicated in the food safety concern publicized.  We attempt to manage risks of this nature, but the occurrence of any one of these factors elsewhere within the foodservice industry or in any one of our restaurants or our bakery production facility, could cause our Company to be adversely affected.

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

During fiscal 2008, approximately 13% of our restaurant sales were attributable to alcoholic beverages.  Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities for licenses and permits to sell alcoholic beverages on the premises.  Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. The failure of a restaurant to obtain or retain its licenses would adversely affect that restaurant’s operations and profitability.  Alcoholic beverage control regulations impact many aspects of the daily operations of our restaurants, including the minimum ages of patrons and employees consuming or serving these beverages, respectively; employee alcoholic beverage training and certification requirements; hours of operation; advertising; wholesale purchasing and inventory control of these beverages; seating of minors and the service of food within our bar areas; and the storage and dispensing of alcoholic beverages.  State and local authorities in many jurisdictions routinely monitor compliance with alcoholic beverage laws.  The failure to receive or retain, or a delay in obtaining, a liquor license for a particular restaurant could adversely affect our restaurant sales or the ability to obtain liquor licenses elsewhere.

We are subject to dram shop statutes in most of the states in which we have operations, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to that person.  We carry liquor liability coverage as part of our existing comprehensive general liability insurance; however, a settlement or judgment against us under a dram shop statute in excess of our liability coverage could have a material adverse effect on our operations.

Various federal and state labor laws govern our operations and our relationships with our employees, including such matters as minimum wages, breaks, overtime, fringe benefits, safety, working conditions and citizenship requirements.  We are also subject to the regulations of the Bureau of Citizenship and Immigration Services (“BCIS”).  In addition, some states in which we operate have adopted immigration employment protection laws.  Even if we operate our restaurants in strict compliance with BCIS and state requirements, some of our staff members may not meet federal citizenship or residency requirements, which could lead to a disruption in our work force.  Significant government-imposed increases in minimum wages, paid or unpaid leaves of absence, sick leave, and mandated health benefits, or increased tax reporting, assessment or payment requirements related to our staff members who receive gratuities could be detrimental to the profitability of our restaurants and bakery operations.  Various proposals that would require employers to provide health insurance for all of their employees are considered from time to time in Congress and various states and municipalities.   The imposition of any requirement that we provide health insurance benefits to staff members that are more extensive than the health insurance benefits we currently provide could have an adverse effect on our results of operations and financial position.  Our suppliers may also be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us.  While we carry employment practices insurance, a settlement or judgment against us in excess of our coverage limitations could have a material adverse effect on our results of operations, liquidity, financial position or business.

As a manufacturer and distributor of food products, we are subject to a number of food safety regulations, including the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the U.S. Food and Drug Administration.  This comprehensive regulatory framework governs the manufacture (including composition and ingredients), labeling, packaging and safety of food in the United States.  In addition, several states and local jurisdictions have adopted or are considering various food and menu nutritional labeling requirements, many of which are inconsistent or are interpreted differently from one jurisdiction to another.  While we believe we are compliant with all such laws applicable to our restaurants and bakery, the costs associated with such compliance may increase over time, and while our ability to adapt to consumer preferences is a strength of our concepts, the effect of such labeling requirements on consumer choices, if any, is unclear at this time.

We are subject to federal and state environmental regulations, but these laws have not had a material effect on our operations.  Various laws concerning the handling, storage, and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations.  During fiscal 2008, there were no material capital expenditures for environmental control facilities and no such expenditures are anticipated.

Our facilities must comply with the applicable requirements of the Americans With Disabilities Act of 1990 (“ADA”) and related federal and state statutes.  The ADA prohibits discrimination on the basis of disability with respect to public accommodations and employment.  Under the ADA and related state laws, when constructing new restaurants or undertaking significant remodeling of existing restaurants, we must make them readily accessible to disabled persons. We must also make reasonable accommodations for the employment of disabled persons.

We have a significant number of hourly restaurant staff members that receive income from gratuities.  We have elected to voluntarily participate in a Tip Reporting Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service.  By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only FICA assessments for unreported or underreported tips.

Employees

As of December 30, 2008, we employed approximately 31,000 people, of which approximately 30,000 employees worked in our restaurants, approximately 700 worked in our bakery operations and approximately 300 worked in our corporate center and restaurant field supervision organization.  None of our staff members are currently covered by collective bargaining agreements, and we have never experienced an organized work stoppage, strike or labor dispute.  Our working conditions and compensation packages are generally comparable with those offered by our competitors and consider overall relations with our staff members to be favorable.

Trademarks and other Intellectual Property

We have registered, among other marks, “The Cheesecake Factory,” “Grand Lux Cafe,” “RockSugar Pan Asian Kitchen,” “The Cheesecake Factory Bakery,” “The Cheesecake Factory Express,” “The Dream Factory,” and “The Cheesecake Factory Bakery Cafe” as trademarks with the United States Patent and Trademark Office.  Additional trademark applications are pending.  We have also registered our ownership of the Internet domain name “thecheesecakefactory.com” and other Internet domain names and have applied for copyright protection of our restaurant menus.  We regard our trademarks and other intellectual property as having substantial value and as important factors in the marketing of our restaurants and bakery products.  We have registered, or have pending applications to register, one or more of our trademarks in more than 70 foreign countries, although there can be no assurance that our name and marks are registerable in every country for which registration is being sought.  The duration of trademark registrations varies from country to country.  However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained, and they have not been found to become generic.

Charitable Giving

In 2001, the Company sponsored the formation of The Cheesecake Factory Oscar and Evelyn Overton Charitable Foundation (“Foundation”), a 501(c)(3) qualified non-profit charitable organization, that allows us to give something back to the communities of which we are a part and provides a means for employee participation in qualified local community service and charitable programs.  In fiscal 2008, the Foundation hosted its annual Invitational Charity Golf Tournament, raising $275,000 in net proceeds to benefit the City of Hope, a National Cancer Institute-designated Comprehensive Cancer Center.  Since the inception of the event, the Foundation has raised $1.3 million for the City of Hope.  The Foundation also held its annual Thanksgiving Day Feast at a dozen Salvation Army shelters across the country, serving more than 4,500 homeless and low-income individuals and families.

In fiscal 2008, in addition to the efforts of the Foundation, the Company commenced nationwide participation in Harvest Program, a food donation program, whereby we give excess, unused food from all the Cheesecake Factory and Grand Lux Cafe restaurants to qualified local and regional agencies, including food banks, soup kitchens and homeless shelters.  Additionally, we donated approximately $200,000 to Feeding America, the nation’s food bank network, through sales of our 30th Anniversary chocolate cheesecake.

Executive Officers

David Overton, age 62, serves as our Chairman of the Board and Chief Executive Officer.  Mr. Overton co-founded our predecessor company in 1972 with his parents.

Max S. Byfuglin, age 63, serves as President of The Cheesecake Factory Bakery Incorporated, our bakery subsidiary.  Mr. Byfuglin joined our bakery operations in 1982 and worked closely with our founders, serving in nearly every capacity in our bakery over the past 27 years.

W. Douglas Benn, age 54, was appointed Executive Vice President and Chief Financial Officer in January 2009. Mr. Benn is a veteran of the restaurant industry having spent more than 20 years in management roles with restaurant companies. He most recently served as Executive Vice President and Chief Financial Officer of RARE Hospitality International, which owned LongHorn Steakhouse and The Capital Grille prior to the company’s sale to another multi-concept, public restaurant company in October 2007.

Debby R. Zurzolo, age 52, was appointed Executive Vice President, Secretary and General Counsel in December 2003.  Ms. Zurzolo joined our Company as Senior Vice President and General Counsel in April 1999.  From 1982 until joining the Company, she practiced law at Greenberg Glusker Fields Claman & Machtinger LLP in Los Angeles, California.  As a partner with that firm, Ms. Zurzolo represented us on various real estate and other business matters.

Cheryl M. Slomann, age 43, was appointed Interim Chief Financial Officer in July 2008 and served in that capacity until January 2009.  Ms. Slomann has been our Vice President and Controller since April 2004, and was appointed Chief Accounting Officer in February 2005 and currently serves in those capacities.  From 1998 until joining our Company, Ms. Slomann was Vice President, Corporate Finance, and Treasurer at QAD Inc.

ITEM 1A:      RISK FACTORS

The risk factors presented below may have a material adverse effect on our business, operating results, financial position and cash flows.  In addition to the risk factors presented below, changes in general economic conditions, including national, regional and local economic conditions; consumer tastes and discretionary spending patterns; demographic trends; employment levels; and other factors that may affect consumer behavior and spending for restaurant dining occasions in general, may have a material impact on us.  Our actual results could vary significantly from any results expressed or implied by forward-looking statements depending on a variety of factors, including, but not limited to, the following risks and uncertainties.

Other sections of this report may include additional factors that could materially and adversely impact our business, financial condition and results of operations.  We operate in a competitive and dynamic environment. New risk factors may emerge from time to time and it is not possible for us to predict the impact these factors could have on us or the extent to which any one factor, or combination of factors, may adversely affect our results.

The global economic crisis adversely impacted our business and financial results in fiscal 2008 and a prolonged recession could materially affect us in the future.

The restaurant industry is dependent upon consumer discretionary spending.  The global economic crisis has reduced consumer confidence to historic lows impacting the public’s ability and/or desire to spend discretionary dollars as a result of job losses, home foreclosures, significantly reduced home values, investment losses in the financial markets, personal bankruptcies and reduced access to credit, resulting in lower levels of guest traffic in our restaurants.  If this difficult economic situation continues for a prolonged period of time and/or deepens in magnitude, our business, results of operation and ability to comply with the covenants under our credit facility could be materially affected and may result in a further deceleration of the number and timing of new restaurant openings.  Continued deterioration in customer traffic and/or a reduction in the average amount guests spend in our restaurants will negatively impact our revenues.  This will result in sales de-leverage, spreading fixed costs across a lower level of sales, and will, in turn cause downward pressure on our profitability.  This could result in further reductions in staff levels, additional asset impairment charges and potential restaurant closures.  In addition, the adverse fiscal condition of California and other states where we operate a significant number of restaurants could result in these state governments issuing IOUs rather than tax refunds or employee paychecks, which could affect guest spending patterns in these locations.

Future recessionary effects on the Company are unknown at this time and could have a potential material adverse effect on our financial position and results of operations.  There can be no assurance that the government’s plan to stimulate the economy will restore consumer confidence, stabilize the financial markets, increase liquidity and the availability of credit, or result in lower unemployment.

The current economic crisis could have a material adverse impact on our landlords or other tenants in shopping centers in which we are located, which in turn could negatively affect our financial results.

If the recession continues or increases in severity, our landlords may be unable to obtain financing or remain in good standing under their existing financing arrangements, resulting in failures to pay required construction contributions or satisfy other lease covenants to us.  In addition other tenants at shopping centers in which we are located or have executed leases may fail to open or may cease operations.  If our landlords fail to satisfy required co-tenancies, such failures may result in us delaying openings or terminating leases in these locations.  Also, decreases in total tenant occupancy in shopping centers in which we are located may affect guest traffic at our restaurants.  All of these factors could have a material adverse impact on our operations.

Our growth in revenues and earnings per share depend on strategic capital allocation decisions, including those related to new restaurant openings, the magnitude, timing and form of excess capital returned to shareholders, and a reduction in our debt.

Future growth in profits will depend to a substantial extent on our ability to effectively allocate capital.  This in turn is predicated on the availability of high quality sites that meet our criteria for new restaurant development, our ability to effectively return capital to shareholders and our ability to reduce our debt.  Our new restaurant development can be subject to unforeseen delays due to market conditions, the highly customized nature of our restaurant concepts, and the complex design, construction, and preopening processes for each new location.  The lease negotiation and restaurant development timeframes vary by location.  The number and timing of new restaurants actually opened during any given period, and their associated contribution to operating week growth for the period, will depend on a number of factors including, but not limited to the identification and availability of high quality locations and acceptable lease terms; the availability of suitable financing to us and our landlords; the financial viability of our landlords; the timing of the delivery of the leased premises to us from our landlords in order to commence build-out construction activities; the ability of us and our landlords to obtain all necessary governmental licenses and permits on a timely basis to construct and operate our restaurants; our ability to manage the construction and development costs of new restaurants, and the availability and/or cost of raw materials; the rectification of any unforeseen engineering or environmental problems with the leased premises; adverse weather during the construction period; and the hiring and training of qualified operating personnel in the local market.

We may be unable to appropriately scale our infrastructure in a timely manner.

During fiscal 2008, we reduced our infrastructure to adapt to the reduction in comparable restaurant sales and for the reduced number of new restaurant openings planned for the year.  We continue to evaluate on an ongoing basis if our infrastructure is at an appropriate level to support our fiscal 2009 operational and development plans.  If market conditions improve and we are able to identify enough high quality sites to significantly increase the planned number of new restaurants openings in the future, we may be unable to scale or manage the growth of our corporate and field supervision infrastructure in the short term to appropriately support our operations.  Likewise, if sales continue to decline, we may be unable to reduce our infrastructure quickly enough to prevent further sales de-leveraging.

Inflation and other conditions may increase our operating expenses.

Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy and water, insurance (including health, liability and workers compensation), and other supplies and services.  In fiscal 2008, we experienced sharp increases in the costs of certain commodities, such as cooking oil and grain products, that we use in our restaurants and in our bakery products, as well as significant increases in utility costs driven by record high oil prices.  These increases were unexpected and, even if we had anticipated such sudden cost increases, the costs were in excess of what we could pass on to our restaurant and bakery customers through price increases.  As a result, our financial results were adversely affected.

Our profitability and operating margins are dependent in part on our ability to anticipate and react to changes in food costs. Although we are able to contract for the majority of the food commodities used in our restaurants for periods of up to one year, some of the commodities used in our operations can not be locked in for periods of longer than 30 days.  As a result, these commodities can be subject to unforeseen supply and cost fluctuations due to factors such as weather, other agricultural conditions and fuel costs.

There can be no assurance that our commodity costs will not fluctuate due to a change in demand patterns, an increase in the cost of key inputs, weather and other market conditions outside of our control.  Our suppliers may also be affected by higher costs to produce and transport commodities used in our restaurants and bakery manufacturing facilities, higher minimum wage and benefit costs, and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us.  The price of oil has been volatile resulting in fluctuating utility costs.  In addition, weather patterns in recent years have resulted in lower than normal levels of rainfall in certain areas that could produce droughts in key states such as California, impacting the price of water. There is no assurance that we will be able to maintain our utility costs at levels that do not have a material adverse effect on our operations.

Many of our employees are subject to various minimum wage requirements.  The federal minimum wage increased to $5.85 in July 2007 and further increased to $6.55 in July 2008.  Future federal legislation to increase the minimum wage as well as the tip credit wage we pay to certain staff members receiving guest gratuities is probable.  Additionally, many of our employees work in restaurants located in states where the minimum wage is greater than the federal minimum and receive compensation equal to the state’s minimum wage.  There may be similar increases implemented in other jurisdictions in which we operate or seek to operate.  Minimum wage increases may have a material adverse effect on our labor costs.

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employment practices, employee health benefits and other insurable risks through self insurance.  Unfavorable fluctuations in market conditions, availability or in our historical trends could significantly increase our self insurance costs and insurance premiums.

Failure to satisfy financial covenants and/or repayment requirements under our credit facility could have a material adverse effect on our financial condition.

We have a $300 million revolving credit facility expiring in April 2012 that requires us to maintain certain financial covenants.  Our failure to maintain these covenants or have sufficient liquidity to either repay or refinance the outstanding balance at expiration of the credit facility would have a material adverse effect on our financial condition.  See Note 7 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for additional information concerning our credit facility.

Changes in, or any failure to comply with, applicable laws or regulations could adversely affect our business, financial position and results.

Various federal and state labor laws and regulations govern our operations and relationships with employees, including minimum wages, breaks, overtime, fringe benefits, safety, working conditions and citizenship requirements. Changes in, or any failure to comply with, these laws and regulations could subject us to fines or legal actions.  Settlements or judgments that are not insured or in excess of our coverage limitations could have a material adverse affect on our business.  Although we operate our facilities in compliance with BCIS requirements and state requirements, some of our staff members may not meet federal citizenship or residency requirements.  This could result in a disruption in our work force, sanctions against us and adverse publicity.  Significant government-imposed increases in minimum wages, paid or unpaid leaves of absence and mandated health and/or COBRA benefits, or increased tax reporting, assessment or payment requirements related to our employees who receive gratuities could be detrimental to the profitability of our restaurants and bakery operations.

Our business is subject to extensive state and local government regulation in the various jurisdictions in which our restaurants and bakeries are located, including regulations relating to alcoholic beverage control, public health and safety, and food safety.  The failure to obtain and/or retain licenses, permits or other regulatory approvals could delay or prevent the opening and/or continued operation of a restaurant in a particular area.  Alcoholic beverage control regulations require each of our restaurants to obtain licenses and permits to sell alcoholic beverages on the premises.  The failure of a restaurant to obtain or retain its licenses would adversely affect that restaurant’s operations and profitability, and could adversely affect our ability to obtain these licenses elsewhere. We may also be subject to dram shop statutes in certain states, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.  Even though we are covered by general liability insurance, a settlement or judgment against us under a dram shop statute in excess of liability coverage could have a material adverse effect on our operations.  In addition, as a manufacturer and distributor of food products, we are subject to a number of food safety and labeling laws and regulations, including the Federal Food, Drug and Cosmetic Act.  Failure to comply with these and other applicable laws and regulations could adversely affect our business, financial position and results of operations.

Litigation could have a material adverse impact on our business.

We are subject to lawsuits, administrative proceedings and claims that arise in the course of our business.  The matters typically involve claims by guests, staff members and others regarding such issues as food borne illness, food safety, premises liability, compliance with wage and hour requirements, work-related injuries, discrimination, harassment and other operational issues common to the foodservice industry.  We could be adversely affected by negative publicity and litigation costs resulting from these claims, regardless of their validity.  An adverse judgment or settlement that is not insured or is in excess of insurance coverage could have a material adverse effect on our financial position and results of operations.  We are self-insured, or carry insurance programs with high retention levels, for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employer’s liability, health benefits and other insurable risks.  We accrue liabilities for these programs based on our estimate of the ultimate costs to settle known claims as well as claims that are incurred but not reported.  Significant judgment is required to estimate claims that have been incurred but not reported.  If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be negatively impacted.

The Internal Revenue Service is currently auditing our tax returns for fiscal years 2003 through 2006 with respect to the deductibility under the provisions of Internal Revenue Code Section 162(m) of certain compensation in excess of $1 million per year paid to certain executive officers resulting from their exercise of stock options later determined to be misdated. Although no final determination has been made, an unfavorable audit could result in additional taxes and penalties owed. It is our position that these options were performance based and met the requirements of Section 162(m) for deductibility.

Our success depends substantially on the value of our brands and our reputation for offering guests an unparalleled total experience.

We believe we have built a strong reputation for the quality and breadth of our menu items and bakery products, as part of the total experience that guests enjoy in our restaurants.  Our brands have been highly rated in annual consumer studies such as Restaurants & Institutions’ annual Choice in Chains survey for which The Cheesecake Factory won the highest honor in fiscal 2008 in our category.  We believe we must protect and grow the value of our brands to continue to be successful in the future.  Any incident that erodes consumer trust in or affinity for our brands could significantly reduce their value.  If consumers perceive or experience a reduction in food quality, service, ambiance or in any way believes we failed to deliver a consistently positive experience, our brand value could suffer.

Competition in the restaurant industry in general, and specifically within the upscale casual segment of the restaurant industry, may adversely affect guest traffic at our restaurants.

The restaurant industry is highly competitive with respect to price, value and promotions, service, location, and food quality.  There are a substantial number of restaurant operations that compete with us for customer traffic, some of which have significantly greater resources to aggressively market to consumers, which could result in our concepts losing market share.  Consumers are highly focused on value and if other restaurants are able to promote and deliver a higher degree of value, our guest traffic levels may suffer, impacting revenues.  In addition, with improving product offerings at quick-service restaurants and grocery stores, coupled with the present state of the economy, consumers may choose to trade down to these alternatives, which could also negatively affect revenues.

Adverse weather conditions could unfavorably affect our restaurant sales.

Adverse weather conditions can impact guest traffic at our restaurants, cause the temporary underutilization of outdoor patio seating, and in more severe cases, cause temporary restaurant closures, sometimes for prolonged periods. Outdoor patio seating is available at most of our restaurants and accounts for approximately 20% of our seating capacity.

We are investing in marketing, but our marketing programs may not be successful.

A significant increase in our marketing efforts began in the fourth quarter of fiscal 2008 and we expect to continue conducting brand awareness programs and guest initiatives to attract and retain guests.  These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues.  In addition, we may determine in the future that developing and maintaining advertising campaigns may be necessary, which would also increase our operating expenses with no guarantee of the corresponding increase in revenue necessary to offset those higher costs.

New information or attitudes regarding diet and health could result in changes in regulations and consumer eating habits that could adversely affect our revenues.

Regulations and consumer eating habits may change as a result of new information or attitudes regarding diet and health.  These changes may include regulations that impact the ingredients and nutritional content of our menu items and bakery products.  For example, a number of states, counties and cities are enacting menu labeling laws requiring multi-unit restaurant operators to make certain nutritional information available to guests or restrict the sales of certain types of ingredients in restaurants.  The success of our restaurant operations is dependent, in part, upon our ability to effectively respond to changes in consumer health and disclosure regulations and to adapt our menu offerings to trends in eating habits.  If consumer health regulations or consumer eating habits change significantly, we may be required to modify or delete certain menu items.  To the extent we are unable to respond with appropriate changes to our menu offerings, it could materially affect customer demand and have an adverse impact on our revenues.

Adverse public or medical opinions about the health effects of consuming our products as well as negative publicity about us, our restaurants or bakery products, and about others across the food industry supply chain, whether or not accurate, could negatively affect us.

Multi-unit restaurant operators and foodservice operations have received more scrutiny from regulators and health organizations in recent years relating to the health effects of consuming certain products.  Although our menu provides a range of healthy options and portion sizes, an unfavorable report on the products we use in our menu or bakery items, the size of our portions or the consumption of those items could influence the demand for our offerings.  In addition, adverse publicity or news reports, whether or not accurate, of food quality issues, illness, injury, health concerns, or operating issues stemming from a single restaurant, a limited number of restaurants, a single production run of bakery products, restaurants operated by other foodservice providers or generally in the food supply chain could be damaging to the restaurant industry overall and specifically harm our reputation.  A decrease in guest traffic as a result of these types of health concerns or negative publicity could materially harm our results of operations.

Our inability to successfully and sufficiently raise menu prices could result in a decline in profitability.

We utilize menu price increases to help offset cost increases, including increased cost for commodities, minimum wages, employee benefits, insurance arrangements, construction, utilities and other key operating costs.  If our selection and amount of menu price increases are not accepted by consumers and reduce guest traffic, or are insufficient to counter increased costs, our financial results could be harmed.

Our business and future development could be hurt if we are unable to retain key personnel or have difficulties in recruiting qualified personnel.

The success of our business continues to be dependent in critical respects on the contributions of David Overton, our co-founder and current Chairman of the Board and Chief Executive Officer (“CEO”), and certain other senior executives of the Company.  The loss of the services of the CEO or other senior executives could have a material adverse effect on our business and plans for future development.  It is unlikely that we would be able to find a qualified replacement for our CEO quickly, and such replacement would not have the in depth knowledge of our concepts and the criteria needed for their success that our current CEO possesses.  While we adopted a succession planning policy in fiscal 2008 that includes both emergency short term and long term planning elements, there is a risk that we may not be able to implement it successfully or timely.

We must also continue to attract, retain and motivate a sufficient number of qualified management and operating personnel, including regional management, general managers and executive kitchen managers.  Qualified individuals are historically in short supply and an inability to attract them to our restaurant operations may limit our ability to effectively expand in existing markets and penetrate new markets.  Additionally, the ability of these key personnel to maintain consistency in the quality and atmosphere of our restaurants is a critical factor in our success.  Any failure to do so may harm the reputation of our concept and adversely affect our operating results.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to unforeseen risks.  Our operations are dependent upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers.  Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations.  We employ both internal resources and external auditors to conduct extensive auditing and testing for weaknesses in our systems, controls, firewalls and encryption to reduce the likelihood of any security failures or breaches.  Although we, with the help of third-party service providers and auditors, intend to maintain and upgrade our security technology and establish operational procedures to prevent such damage, breaches, or attacks, there can be no assurance that these security measures will be successful.  In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data.  A failure of such security measures could negatively affect our financial results.

New restaurant openings may negatively impact sales at our existing restaurants.

We target high quality, high profile locations for our upscale and highly customized restaurants, and believe that we draw guests from a much larger geographical area compared to most casual dining chain restaurants.  The sizes of our restaurant trade areas vary by location, depending on a number of factors such as population density, demographics, retail, office, entertainment and other traffic generators and geography.  As a result, the opening of a new restaurant could impact the sales of one or more of our existing restaurants nearby.  It is not our intention to open new restaurants that materially cannibalize the sales of our existing restaurants.  However, as with most growing retail and restaurant chain operations, there can be no assurance that sales cannibalization will not occur or become more significant in the future as we gradually increase our presence in existing markets over time to maximize our competitive position and financial performance in each market.

Seasonality of our business and the timing of new restaurant openings could result in fluctuations in our financial performance from quarter-to-quarter within a fiscal year.

Our business is subject to seasonal fluctuations.  Our restaurant sales are typically higher during the second and third quarters of the fiscal year.  Our bakery operation is seasonal to the extent that the fourth quarter’s sales are typically higher due to holiday business and may also significantly vary from quarter-to-quarter due to the timing and/or size of orders from large account bakery customers.  As a result of these factors, results of operations for any single quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.  Quarterly results have been, and in the future could continue to be, significantly impacted by the timing of new restaurant openings and their associated preopening costs and operating inefficiencies.

Our ability to successfully operate our bakery business will have an impact on our ability to grow our third party bakery sales and profits.

Our bakery operations are dependent on a number of factors including, but not limited to our ability to obtain and retain large-account customers for our bakery operations and our ability to enter into long-term contracts with those customers at profitable margins; our ability to pass on increases in the key costs of operating our bakery business to our customers in whole or in part; macro economic conditions affecting consumers’ desire and ability to purchase our bakery product offerings: and our current reliance on two major warehouse customers for a substantial percentage of our third party bakery sales.  A decrease in bakery sales would have an adverse impact on our financial results.

Our failure to establish, maintain and apply adequate internal control over our financial reporting could affect our reported results of operations.  In addition, changes in financial accounting standards or interpretations of existing standards could affect our reported results of operations.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002.  These provisions provide for the identification of material weaknesses in internal control over financial reporting—a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America.  While we have not experienced a material weakness in internal controls, there can be no assurance that we will be able to remediate any future material weaknesses in internal controls in a timely manner or maintain all of the controls necessary to remain in compliance.  Any failure to maintain an effective system of internal controls over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.  Additionally, changes in accounting standards, new accounting pronouncements and interpretations may occur that could adversely affect our previously reported or future financial position, results of operations and/or cash flows.

Failure to meet market expectations for our financial performance will likely have a negative impact on the market price of our common stock.

If we fail to meet the market’s expectations for our financial performance, particularly with respect to comparable restaurant sales, revenues, operating margins and earnings per share, a decline in the market price of The Cheesecake Factory Incorporated common stock will likely occur.

The market price of our common stock may also be affected by stock market conditions, including price and trading fluctuations on the NASDAQ Stock Market, the NYSE or other exchanges.  These conditions may result in (i) volatility in the level of, and fluctuations in, the market prices of stocks generally and, in turn, our common stock and (ii) sales of substantial amounts of our common stock in the market, in each case that could be unrelated or disproportionate to changes in our operating performance.  These broad market fluctuations may adversely affect the market prices of our common stock.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock.

We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities.  Our board of directors is authorized to issue additional shares of common stock and additional classes or series of preferred stock without any action on the part of the stockholders.  The board of directors also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, or winding up of our business and other terms.  If we issue preferred shares in the future that have a preference over our common stock with respect to the payment of dividends or upon liquidation, dissolution or winding up, or if we issue preferred shares with voting rights that dilute the voting power of our common stock, the rights of our common stockholders or the market price of our common stock could be adversely affected.

ITEM 1B:      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2:         PROPERTIES

All of our 160 existing Company-operated, full-service restaurants are located on leased properties, and we have no current plans to own the real estate underlying our restaurants.  See Part I, Item 1 “Business — Existing Restaurant Locations” for information regarding the location of our restaurants.  We own substantially all of the equipment, furnishings and trade fixtures in our restaurants.  Existing restaurant leases have expiration dates ranging from December 25, 2010 to January 31, 2030 (excluding unexercised renewal options).  There can be no assurance that we will be able to renew expiring leases after the expiration of all remaining renewal options.  Most of our restaurant leases provide for contingent rent based on a percentage of restaurant sales (to the extent this amount exceeds a minimum base rental) and payment of certain lease-related expenses.  See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for information regarding the aggregate straight-line minimum and contingent rent expense for the last three fiscal years and information regarding our obligation to pay minimum base rentals in future years.  A majority of our leases also provide for termination rights by us in the event our sales are below a stated level for a period of time.  Additionally, most of our leases also provide for a reduced level of overall rent obligation should specified co-tenancies not be satisfied.

Our corporate support center and one bakery production facility are located in Calabasas Hills, California.  The corporate support center is an 88,000 square-foot facility on an approximate 5-acre parcel of land.  The bakery production facility is a 60,000 square-foot facility on a 3.3-acre parcel of land.  We completed a second bakery production facility in Rocky Mount, North Carolina in March 2006.  The second bakery facility is a 100,000 square-foot facility on a 15.82-acre parcel of land.  We currently own all three properties in fee simple and have an option to purchase additional land adjacent to our North Carolina facility.

ITEM 3:         LEGAL PROCEEDINGS

Following our announcement on July 18, 2006 of the Audit Committee of our Board of Directors’ review of our historical stock option granting practices, eight separate putative shareholder derivative actions (the “Option Derivative Actions”) were filed against certain current and former Directors and certain of our current and former officers alleging that the defendants improperly dated certain historical stock option grants.  These cases, filed in Los Angeles County Superior Court were styled as Siebles v. Deitchle et. al. (Case No. BC355872) (subsequently re-filed in federal court), McGee v. Overton et al. (Case No. BC355953); Rigotti v. Overton, et al. (Case No. BC356850), Cullen v. Overton, et al. (Case No. BC356851), Sachs v. Overton et al. (Case No. BC357065), and filed in United States District Court for the Central District were styled as Siebles v. Deitchle et.al. (Case No. CV06 6234), Kuhns v. Deitchle et al. (Case No. SACV06917) and Freed v. Overton et al. (Case No. CV 06 06486).  In January 2007, our Board of Directors established a Special Litigation Committee to facilitate timely and orderly consideration of the matters raised by and relating to the Option Derivative Actions. This committee completed its inquiry, and the parties negotiated a stipulated settlement of the Option Derivative Actions.  The stipulated settlement was approved by the federal court and became effective June 4, 2008.  Pursuant to the stipulated settlement, the related state cases were dismissed, with prejudice.  Implementation of the terms of the settlement is ongoing.  The Special Litigation Committee was dissolved in July 2008.  In addition, the Los Angeles Regional Office of the SEC advised us that it has completed its informal inquiry related to options misdating and does not intend to recommend any enforcement action against us.  As this matter is closed, we have not reserved for any future payments.

The Internal Revenue Service (“IRS”) is currently auditing our tax returns for fiscal years 2003 through 2006 with respect to the deductibility, under the provisions of Internal Revenue Code Section 162(m), of certain compensation in excess of $1 million per year paid to certain executive officers resulting from their exercise of stock options later determined to be misdated.  On May 1, 2008, the IRS issued us a Notice of Proposed Adjustment disallowing the deduction of approximately $5.1 million of compensation expense with respect to the exercise of stock options by three current executive officers and one former executive officer.  We believe that our stock option compensation qualifies as performance based compensation that is not subject to the limitations on deductibility under Internal Revenue Code Section 162(m).  We plan to continue our discussions with the IRS in an effort to reach a favorable resolution.  We will, if necessary, pursue all available administrative and legal remedies to resolve this matter favorably.  While we believe that these options met the requirements of Internal Revenue Code Section 162(m) for deductibility, we have reserved $2.3 million for estimated taxes and interest due through December 30, 2008.  This reserve does not include penalties.

On July 2, 2008, the Equal Employment Opportunity Commission (EEOC) for the Cleveland District Office issued determination letters in Charges 532-2006-01040, -01030, -01042 in favor of three former employees alleging that we engaged in a pattern and practice of sex discrimination, and in the case of one claimant, racial discrimination, in violation of Title VII of the Civil Rights Act of 1964 (Title VII).  The determination alleges that our actions resulted in females as a class being denied entry and progression into upper ranks of management at our restaurants.  We deny these allegations.  The EEOC is seeking payment of actual damages incurred by the claimants as well as compensatory and/or punitive monetary costs and remedial actions.  The parties failed to reach a conciliated settlement in 2008 and, to date, no further action has been taken by the EEOC with respect to these charges.  On July 30, 2008, the EEOC Cleveland District Office also filed a Commissioner’s Charge 532-2008-01856 alleging we violated Title VII for failing or refusing to select females for management positions because of their sex.  This Charge arises out of the facts alleged in EEOC Charges 532-2006-01040, -01030, -01042.  The EEOC is currently conducting its investigation into this Commissioner’s Charge.  While we are cooperating with the EEOC’s investigation, we deny these allegations and intend to vigorously defend against this charge.  Based upon the current status of these matters, we have not reserved for any future payments.

After failing in efforts to reach a conciliated settlement, on June 30, 2008, the EEOC for the Phoenix District Office filed a complaint with the United States District Court for the District of Arizona stylized as Equal Employment Opportunity Commission vs. The Cheesecake Factory, Inc.  The complaint (No. CV08-1207-PHX-NVW) alleges that since November 2004, we engaged in unlawful employment practices by permitting a class of male employees, including three named former employees, to be sexually harassed by male co-workers creating a hostile work environment in violation of Title VII.  The complaint also alleges, among other claims, that we knew or should of known of the alleged sexual harassment and failed to act reasonably to prevent or correct such alleged sexual harassment.  The complaint seeks injunctive relief and monetary compensation, including for emotional pain and suffering, among other damages.  We filed our answer to the complaint on December 24, 2008.

We deny the allegations and intend to vigorously defend against this litigation.  Based upon the current status of this matter, we have not reserved for any future payments.

We are also subject to other private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business.  These claims typically involve claims from guests, staff members and others related to operational issues common to the foodservice industry.  A number of these claims may exist at any given time and some of the employee claims may be plead as class actions.  We could be affected by adverse publicity and litigation costs resulting from such allegations, regardless of whether these allegations are valid or whether we are determined to be liable.  From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks.  At this time, we believe that the final disposition of these lawsuits, proceedings and claims will not have a material adverse effect on our financial position, results of operations or liquidity.  It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

ITEM 4:         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 30, 2008.

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Global Select MarketSM tier of The NASDAQ Stock Market® under the symbol CAKE.  The following table sets forth, for the periods indicated, the high and low sales prices as reported on The NASDAQ Stock Market:

	High	Low
Fiscal 2008:
First Quarter	$23.25	$17.24
Second Quarter	23.16	15.43
Third Quarter	18.37	13.69
Fourth Quarter	14.83	4.96

Fiscal 2007:
First Quarter	$28.89	$24.29
Second Quarter	29.78	24.44
Third Quarter	28.24	22.67
Fourth Quarter	25.11	21.22

Since our initial public offering in September 1992, we have not declared or paid any cash dividends on our common stock and have no current plans to pay dividends in the near future.  In additional, our amended credit facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a liquidity threshold.  See Note 7 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our credit facility.

There were approximately 1,300 holders of record of our common stock at February 20, 2009 and we estimate there were approximately 29,900 beneficial stockholders on that date.

The following provides information regarding our purchase of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the fourth quarter of fiscal 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 — November 4, 2008	750,060	$12.17	750,060	7,896,171
November 5 — December 2, 2008	—	—	—	7,896,171
December 3 — December 30, 2008	—	—	—	7,896,171
Total	750,060		750,060

Our Board of Directors increased the share repurchase authorization of our common shares by 10 million shares during fiscal 2008 and by 15 million shares in fiscal 2007, for a total authorization of 31 million shares.  Under this authorization, we cumulatively repurchased a total of 23.1 million shares for a total cost of $506.2 million through December 30, 2008.  The authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  The timing and number of shares repurchased pursuant to the share repurchase authorization are subject to a number of factors, including current market conditions, legal constraints terms or, financial covenants under our credit facility, and available cash or other sources of funding.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. Our share repurchase plan has been used to return excess capital to shareholders when new restaurant site availability does not meet our criteria, as well as to minimize the dilutive impact of our stock option programs.

In August 2008, we entered into a 10b5-1 Plan.  In October 2008, we temporarily suspended our share repurchase program in order to maintain maximum flexibility in our capital decisions in light of the unprecedented crisis in the global financial markets and the indeterminate future impact it could have on the overall economy and on our business.  Concurrently with the effective date of such suspension, we terminated our 10b5-1 Plan.

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

Comparison of Five-Year Cumulative Total Return on $100 Investment

Among The Cheesecake Factory Incorporated, S&P 400 Midcap Index,

NASDAQ Composite® (US) Index and the Nation’s Restaurant News Stock Index

	12/31/03	12/31/04	12/30/05	12/29/06	12/31/07	12/31/08
The Cheesecake Factory Incorporated	$100	$111	$127	$84	$81	$34
S&P 400 Midcap Index	$100	$115	$128	$140	$149	$93
NASDAQ Composite® (US) Index	$100	$109	$111	$122	$132	$64
Nation’s Restaurant News Stock Index (1)	$100	$143	$157	$179	$192	$150

(1)   The Nation’s Restaurant News Stock Index (“Index”) is published on Fridays.  The publication date for this Index that most closely approximates the last trading day for 2007 and 2008 are 12/28/07 and 12/26/08, respectively.  For 2004 through 2006, the Index was published on the dates shown in the table above.

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

	Fiscal Year (1) (2)
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$1,606,406	$1,511,577	$1,315,325	$1,182,053	$969,232

Costs and expenses:
Cost of sales	416,801	380,996	333,528	302,889	257,076
Labor expenses	533,080	491,614	420,957	364,173	298,787
Other operating costs and expenses	397,498	353,547	303,240	268,253	223,682
General and administrative expenses	83,731	83,949	72,751	53,527	41,964
Depreciation and amortization expenses	73,290	64,202	53,064	45,177	35,981
Impairment of assets	2,952	—	—	—	—
Preopening costs	11,883	26,466	24,944	18,293	14,787
Total costs and expenses	1,519,235	1,400,774	1,208,484	1,052,312	872,277

Income from operations	87,171	110,803	106,841	129,741	96,955
Interest expense	(14,788)	(10,852)	(1,878)	(942)	(463)
Interest income	1,849	4,703	6,123	4,860	2,697
Other income, net	(977)	1,009	2,048	557	966
Income before income taxes	73,255	105,663	113,134	134,216	100,155
Income tax provision	20,962	31,699	31,852	46,268	34,819
Net income	$52,293	$73,964	$81,282	$87,948	$65,336

Net income per share (3):
Basic	$0.82	$1.02	$1.04	$1.12	$0.84

Diluted	$0.82	$1.01	$1.02	$1.10	$0.82

Weighted average shares outstanding (3):
Basic	63,822	72,475	78,181	78,354	77,613
Diluted	64,009	73,504	79,460	80,176	79,395

Balance Sheet Data (at end of period):
Total cash and cash equivalents	$80,365	$36,867	$44,790	$31,052	$14,041
Investments and marketable securities	996	12,362	89,524	146,922	137,471
Total assets	1,142,630	1,145,753	1,039,731	926,250	758,994
Total long-term debt and deemed landlord financing liability, including current portion	331,273	226,495	40,419	26,896	17,288
Total stockholders’ equity	452,566	562,926	711,542	646,699	540,823

(1)           Fiscal 2005 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks.

(2)           Fiscal 2008, 2007, 2006 and 2005 included $13.1 million, $18.2 million, $18.2 million and $0.8 million, respectively, of stock-based compensation expense.  The increase in fiscal 2006 relates to our adoption of Financial Accounting Standards Board Statement No. 123(R).

(3)           Per share amounts and outstanding share amounts have been adjusted to reflect a three-for-two stock split effected in the form of a 50% stock dividend payable December 8, 2004.

ITEM 7:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes in Part IV, Item 15 of this report, the “Risk Factors’ included in Part I, Item 1A of this report, and the cautionary statements included throughout this report. The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

As of February 27, 2009, we operated 160 upscale, full-service casual dining restaurants, 146 under The Cheesecake Factory® mark, 13 under the Grand Lux Cafe® mark, one unit of our newest concept, RockSugar Pan Asian Kitchen™ and two bakery production facilities.  We also licensed two limited menu bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.  We closed our self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark upon expiration of our license agreement during fiscal 2008.

The Cheesecake Factory is an upscale casual dining concept that offers approximately 200 menu items including appetizers, pizza, seafood, steaks, chicken, burgers, pasta, specialty items, salads, sandwiches, omelets and desserts, including approximately 40 varieties of cheesecake and other baked desserts.  Grand Lux Cafe and RockSugar Pan Asian Kitchen are also upscale casual dining concepts offering approximately 150 menu items and approximately 80 menu items, respectively.  In contrast to many chain restaurant operations, substantially all of our menu items (except desserts manufactured at our bakery production facilities) are prepared on the restaurant premises using high quality, fresh ingredients based on innovative and proprietary recipes.  We believe our restaurants are recognized by consumers for offering value with generous food portions at moderate prices.  Our restaurants’ distinctive, contemporary design and decor create a high-energy ambiance in a casual setting.  Our restaurants currently range in size from 5,400 to 21,000 interior square feet, provide full liquor service and are generally open seven days a week for lunch and dinner, as well as Sunday brunch.  Total restaurant sales represented approximately 96%, 96% and 95% of our revenues for fiscal 2008, 2007 and 2006, respectively, with bakery sales accounting for the remainder.

Overview

In addition to being highly competitive, the restaurant industry is affected by changes in consumer tastes and discretionary spending patterns; changes in general economic conditions; public safety conditions; demographic trends; weather conditions; the cost and availability of raw materials, labor and energy; purchasing power; and government regulations.  Accordingly, as part of our strategy we must constantly evolve and refine the critical elements of our restaurant concepts to protect our competitiveness and to maintain and enhance the strength of our brand.  Our strategy is driven by our commitment to guest satisfaction and focused primarily on operational execution and menu innovation to drive competitively strong and sustainable financial performance.

We strive to improve productivity and efficiency through the selection, training and retention of high-quality, service-oriented employees, as well as through the use of technology.  Our menu is one of the broadest in casual dining, and we believe we provide value through an extensive menu of freshly prepared, high quality and large portion menu items at moderate prices.  Our menu is a strong platform for us to continue to innovate in order to remain relevant to our guests.  Financially, we are focused on a prudent allocation of capital to drive profitability and returns.

In evaluating and assessing the performance of our business, we believe the following are key performance indicators that should be taken into consideration:

•      Comparable Restaurant Sales and Overall Revenue Growth.  Increases in comparable restaurant sales will come from a higher check average (as a result of menu price increases or changes in mix), as well as from gains in guest traffic.  Comparable restaurant sales growth, in addition to revenue from new restaurant openings and increases in third-party bakery sales, will contribute to overall revenue growth at existing restaurants and increased bakery sales.

•      Income from Operations Expressed as a Percentage of Revenues (“Operating Margins”).  Operating margins are subject to fluctuations in commodity costs, labor, restaurant-level occupancy expenses and preopening expenses.  Our objective is to gradually increase our operating margins by capturing economies of scale and fixed cost leverage from same restaurant sales increases, utilizing technology to reduce costs and maximizing our purchasing power as our business grows.

        In addition, by efficiently scaling our restaurant and bakery support infrastructure, we should be able to grow general and administrative expenses at a slower rate than revenue growth over the long-term, which will also contribute to operating margin expansion.

•      Return on Investment.  Return on investment measures our ability to make the best decisions about how we allocate our capital.  Returns are affected by the cost to build restaurants, the level of revenues that each restaurant can deliver and our ability to maximize the profitability of restaurants through strict cost management.  Our objective is to deploy capital in a manner that will maximize our returns.

Although we slowed the pace of new restaurant development in fiscal 2008 to maintain our capital flexibility, we plan to continue developing The Cheesecake Factory and Grand Lux Cafe in high quality, high profile locations within densely populated areas in both existing and new markets.  We apply a disciplined approach to site selection, choosing only premier sites that we believe can deliver the highest margins.

Results of Operations

The following table sets forth, for the periods indicated, our consolidated statements of operations expressed as percentages of revenues:

	Fiscal Year
	2008	2007	2006
Revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	26.0	25.2	25.4
Labor expenses	33.2	32.5	32.0
Other operating costs and expenses	24.7	23.4	23.1
General and administrative expenses	5.2	5.6	5.5
Depreciation and amortization expenses	4.6	4.2	4.0
Impairment of assets	0.2	—	—
Preopening costs	0.7	1.8	1.9

Total costs and expenses	94.6	92.7	91.9

Income from operations	5.4	7.3	8.1
Interest expense	(0.9)	(0.7)	(0.2)
Interest income	0.1	0.3	0.5
Other income, net	(0.0)	0.1	0.2

Income before income taxes	4.6	7.0	8.6
Income tax provision	1.3	2.1	2.4

Net income	3.3%	4.9%	6.2%

Fiscal 2008 Compared to Fiscal 2007

Revenues

Revenues increased 6% to $1,606.4 million for fiscal 2008 compared to $1,511.6 million for fiscal 2007.

Restaurant sales increased 6% to $1,536.5 million for fiscal 2008 compared to $1,448.3 million for the prior fiscal year.  The resulting sales increase of $88.2 million consisted of $58.1 million, or a 4.6% decrease in comparable restaurant sales and a $146.3 million increase from locations that were not in the comparable sales base.  At December 30, 2008, there were 27 restaurants not included in the comparable sales base.  New restaurants become eligible to enter our comparable sales calculations in their 19th month of operation.

Comparable sales at The Cheesecake Factory restaurants decreased approximately 4.5% from fiscal 2007.  We implemented an approximate 1.5% effective menu price increase during our winter menu update in the first quarter of 2008, and an additional approximate 1.0% effective menu price increase during our summer menu update in the third quarter of 2008.  On a weighted basis, we estimate that we had an approximate 2.0% effective menu price increase during fiscal 2008.  The decrease in comparable sales for fiscal 2008 was due to reduced traffic at our restaurants caused primarily by the macro economic factors affecting the restaurant industry in general.

Comparable sales at our Grand Lux Cafes decreased approximately 5.0% from fiscal year 2007.  We implemented an effective menu price increase of approximate 1.5% in April 2008.  We believe this decrease in comparable sales is also attributable to a decrease in guest traffic caused by the macro economic factors impacting the restaurant industry in general.

We generally update and reprint the menus in our restaurants twice a year.  For Cheesecake Factory restaurants, these updates generally occur during the first quarter (the “winter menu change”) and during the third quarter (the “summer menu change”).  As part of these menu updates, we evaluate the need for menu price increases based on those operating cost and expense increases that we are aware of or can reasonably expect.  While menu price increases can facilitate increased comparable restaurant sales in addition to offsetting margin pressure, all potential menu price increases must be carefully considered in light of their ultimate acceptability by our restaurant guests.  Additionally, other factors outside of our control, such as general economic conditions, inclement weather, timing of holidays, and competitive and other factors, including those referenced in Part I, Item 1A of this report can impact comparable sales comparisons.  Accordingly, there can be no assurance that increases in comparable sales will be achieved.  For our 2009 winter menu change, we are implementing a targeted 1.2% effective menu price increase.  We plan to review our operating cost and expense trends in the spring of 2009 and consider the need for additional menu pricing in connection with our 2009 summer menu change.

Total restaurant operating weeks increased 13% to 8,089 compared to 7,166 in fiscal 2007.  Average sales per restaurant operating week decreased 6% in fiscal 2008 to $190,100 compared to the prior fiscal year. This decrease in average weekly sales is due principally to a decline in guest traffic.

In fiscal 2009, we have opened one Cheesecake Factory restaurant to date and may open as many as two additional Cheesecake Factory restaurants during the remainder of the year.  We do not plan to open any Grand Lux Cafe or RockSugar Pan Asian Kitchen restaurants during fiscal 2009.

Bakery sales to other foodservice operators, retailers and distributors (“bakery sales”) increased 10% to $69.9 million in fiscal 2008 compared to $63.3 million in the prior fiscal year.  This increase is primarily due to higher sales to the warehouse clubs, which is our largest sales channel for bakery sales.  Warehouse clubs accounted for approximately 68% of total bakery sales for fiscal 2008 compared to 67% in fiscal 2007.

We strive to develop and maintain long-term, growing relationships with our bakery customers, based largely on our 36-year reputation for producing high quality, creative baked desserts.  However, bakery sales volumes always will be less predictable than our restaurant sales.  It is difficult to predict the timing of bakery product shipments and contribution margins on a quarterly basis, as the purchasing plans of our large-account customers may fluctuate.  Due to the highly competitive nature of the bakery business, we are unable to enter into long-term contracts with our large-account bakery customers, who may discontinue purchasing our products without advance notice at any time for any reason.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses.

Cost of sales increased 9% to $416.8 million in fiscal 2008 compared to $381.0 million in fiscal 2007.  This increase was primarily attributable to the 6% increase in revenues during fiscal 2008.  As a percentage of revenues, these costs increased to 26.0% during fiscal 2008 compared to 25.2% for the prior fiscal year.  This increase was primarily attributable to unfavorable year-over-year pricing for cheese and general grocery items.

The menus at our restaurants are among the most diversified in the foodservice industry and accordingly, are not overly dependent on a single commodity.  Changes in costs for one commodity are often, but not always, counterbalanced by cost changes in other commodity categories.  The principal commodity categories for our restaurants include produce, poultry, meat, fish and seafood, cheese, other fresh dairy products, bread and general grocery items.

We are currently able to contract for the majority of the food commodities used in our operations for periods of up to one year.  With the exception of cream cheese used in our bakery operations, some of our commodities, such as fish, dairy, and certain produce products are not currently contractible for periods longer than 30 days in most cases.  As a result, these commodities can be subject to unforeseen supply and cost fluctuations due principally to weather and other agricultural conditions.  Cream cheese is the most significant commodity used in our bakery products, with an expected requirement of as much as 11 million to 12 million pounds during fiscal 2009.  We have contracted for a majority of our fiscal 2009 cream cheese requirements and will also purchase cream cheese on the spot market as necessary to supplement our agreements.

As has been our past practice, we will carefully consider opportunities to introduce new menu items and implement selected menu price increases to help offset expected cost increases for key commodities and other goods and services utilized by our operations.  While we have been successful in the past in reacting to inflation and other changes in the costs of key operating resources by gradually increasing prices for our menu items, more efficient purchasing practices, improving productivity and leveraging greater economies of scale, there can be no assurance that we will be able to continue to do so in the future.

While we have taken steps to qualify multiple suppliers and enter into agreements for some of the key commodities used in our restaurant and bakery operations, there can be no assurance that future supplies and costs for these commodities will not fluctuate due to weather, fuel costs and other market conditions outside of our control. For new restaurants, cost of sales will typically be higher during the first 90 to 120 days of operations until they normalize as our management team at each new restaurant becomes more accustomed to better predicting, managing and servicing the sales volumes at the new restaurant.

Labor Expenses

Labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, increased 8% to $533.1 million for fiscal 2008 compared to $491.6 million for fiscal 2007.  This increase was principally to support the 6% increase in revenues during fiscal 2008.  As a percentage of revenues, labor expenses increased to 33.2% in fiscal 2008 compared to 32.5% in fiscal 2007.  While we manage our labor judiciously to adapt to revenue fluctuations, we expect to experience de-leveraging of labor costs at lower sales levels as we are committed to delivering the level of service our guests have come to expect, while still achieving reasonable labor costs.  In addition, during fiscal 2008, we experienced minimum wage increases in several states in which we operate and increased health insurance costs. These increases were partially offset by a decrease in stock-based compensation to $4.7 million, or 0.3% of revenues, in fiscal 2008 from $6.9 million, or 0.5% of revenues, in fiscal 2007.

For new restaurants, labor expenses will typically be higher during the first 90 to 120 days of operations until they normalize as our management team at each new restaurant becomes more accustomed to better predicting, managing and servicing the sales volumes at the new restaurant.  Labor expenses can be subject to unforeseen increases for reasons beyond our control such as government mandated increases in minimum wages and tip credit levels, paid or unpaid leaves of absence and mandated health benefits, or increased tax reporting, assessment or payment requirements.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, insurance, licenses, taxes, and utilities), other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses.  Other operating costs and expenses increased 12% to $397.5 million for fiscal 2008 compared to $353.5 million for fiscal 2007.  This increase was principally attributable to the 13% increase in restaurant operating weeks due to new restaurants openings.  As a percentage of revenues, other operating costs and expenses increased to 24.7% for fiscal 2008 versus 23.4% for fiscal 2007.  This increase was primarily due to de-leveraging of fixed costs due to lower average weekly sales at our restaurants and higher utility rates.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, as well as the restaurant field supervision, bakery administrative and corporate support and marketing organizations. G&A expenses decreased slightly to $83.7 million for fiscal 2008 compared to $83.9 million for fiscal 2007.  As a percentage of revenues, G&A expenses decreased to 5.2% for fiscal 2008 versus 5.6% for fiscal 2007.  Tighter management of our support infrastructure and lower stock-based compensation expense were partially offset by our investment in marketing efforts and higher gift card related costs.  In fiscal 2008, G&A expenses included stock-based compensation expense of $8.2 million, or 0.5% of revenues, compared to $10.9 million, or 0.7% of revenues, in fiscal 2007.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased 14% to $73.3 million for fiscal 2008 compared to $64.2 million for fiscal 2007.  This increase was principally due to purchases of property and equipment associated with new restaurant openings in fiscal 2008 and 2007.  As a percentage of revenues, depreciation and amortization expenses increased to 4.6% for fiscal 2008 compared to 4.2% for fiscal 2007.  The increase is primarily due to de-leveraging from lower average weekly sales at our restaurants.

Impairment of Assets

During fiscal 2008, we recorded a $3.0 million impairment charge against the carrying value of three The Cheesecake Factory locations.  We did not incur impairment charges during either fiscal 2007 or fiscal 2006.

Preopening Costs

Preopening costs decreased to $11.9 million for fiscal 2008 compared to $26.5 million for the prior fiscal year.  We incurred preopening costs for six Cheesecake Factory restaurants and our first RockSugar Pan Asian Kitchen restaurant during fiscal 2008 compared to 16 Cheesecake Factory and five Grand Lux Cafe openings in fiscal 2007.  In addition, preopening costs were incurred in both years for restaurant openings in progress.

Preopening costs include incremental out-of-pocket costs that are directly related to the openings of new restaurants and are not otherwise capitalizable.  As a result of the highly customized and operationally complex nature of our upscale, high-volume concepts, the preopening process for our restaurants is more extensive, time consuming and costly relative to that of most chain restaurant operations.  Preopening costs vary by location depending on a number of factors, including the proximity of our existing restaurants; the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel and lodging for different metropolitan areas; and the timing of the restaurant opening. In addition, preopening costs are impacted by the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurants, which may also be dependent on our landlords obtaining their licenses and permits, as well as completing their construction activities, for the properties that our leased premises are located within.

Preopening costs for a typical single-story Cheesecake Factory restaurant in an established market averages approximately $1.2 million to $1.4 million and includes costs to relocate and compensate an average of 11 to 12 restaurant management employees prior to opening; costs to recruit and train an average of 200 hourly restaurant employees; wages, travel and lodging costs for our opening training team and other support employees; costs for practice food service activities; and straight-line minimum base rent during the build-out and in-restaurant training periods.  Also included in preopening costs are expenses allocated to each restaurant opening, which may potentially include costs for maintaining a roster of trained managers for pending openings, as well as corporate travel and support activities.  Preopening costs are usually higher for larger restaurants, initial entry into a new market or for newer concepts.  In any of these situations, we could experience preopening costs of approximately $1.5 million to $1.6 million per restaurant.  We usually incur the most significant portion of preopening costs within the two-month period immediately preceding and the month of a restaurant’s opening.  Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Interest Expense, Interest Income and Other Income

Interest expense increased to $14.8 million for fiscal 2008 compared to $10.9 million for fiscal 2007 due primarily to higher borrowings on our revolving credit facility.  Interest expense also included $3.5 million and $3.2 million in fiscal 2008 and fiscal 2007, respectively, associated with landlord construction allowances deemed to be financing in accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction”.

Interest income decreased to $1.8 million for fiscal 2008 compared to $4.7 million for fiscal 2007 due primarily to lower investment balances driven by significant share repurchases in both years, partially offset by reduced capital spending for restaurant openings.

We recorded net other expense of $1.0 million for fiscal 2008 compared to net other income of $1.0 million for the prior year.  This $2.0 million variance primarily relates to declines in value of our investments in variable life insurance contracts used to support our obligations under The Cheesecake Factory Incorporated Executive Savings Plan (“ESP”), a non-qualified deferred compensation plan.

Income Tax Provision

Our effective income tax rate was 28.6% for fiscal 2008 compared to 30.0% for fiscal 2007.  The decrease from the prior year was primarily attributable to higher tax credits and other employment incentives and a reduction in our reserve for uncertain tax positions related to the approval by the Internal Revenue Service of our change in method of accounting for construction allowances.  The favorable rate impact of these items was partially offset by our reserve for the potential disallowance of certain executive compensation under the provisions of Internal Revenue Code Section 162(m) and by non-deductible losses in our investments in variable life insurance contracts used to support our ESP.

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

By concept, comparable restaurant sales at The Cheesecake Factory restaurants increased approximately 0.3% and comparable sales at the Grand Lux Cafes increased approximately 4.6%. Sales in comparable Cheesecake Factory restaurants benefited from a weighted effective menu price increase of 2.2% during fiscal 2007, partially offset by reduced traffic at our restaurants, due primarily to the macro economic factors affecting the restaurant industry in general. Sales in comparable Grand Lux Cafes benefited from an approximate 2% effective menu price increase implemented in October 2006 and an approximate 1% menu price increase implemented in April 2007.

Total restaurant operating weeks increased 18% to 7,166 compared to 6,055 for fiscal 2006.  Average sales per restaurant operating week decreased approximately 1.5% in fiscal 2007 to $203,000 compared to $206,000 for the prior fiscal year. The decrease in average weekly sales was due principally to increased openings of Grand Lux Cafes, which we had expected to open with average sales per week lower than the existing Grand Lux Cafe base, and decreased restaurant traffic.

Bakery sales decreased 4% to $63.3 million in fiscal 2007 compared to $65.9 million in the prior fiscal year.  This decrease was primarily due to lower sales to our warehouse clubs, which accounted for approximately 67% of total bakery sales for fiscal 2007 compared to 75% for fiscal 2006, partially offset by increased sales of The Dream Factory and private label products in other distribution channels.

Cost of Sales

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

Labor Expenses

Labor expenses increased 17% to $491.6 million for fiscal 2007 compared to $421.0 million for fiscal 2006.  This increase was principally in support of the 15% increase in revenues during fiscal 2007.  As a percentage of revenues, labor expenses increased to 32.5% for fiscal 2007 compared to 32.0% for fiscal 2006.  This increase in fiscal 2007 was primarily due to increased minimum wages in several states which we operate as well as increased health insurance cost for our staff members.  Stock-based compensation included in labor expenses was $6.9 million, or 0.5% of revenues, and $6.7 million, or 0.5% of revenues for fiscal 2007 and 2006, respectively

Other Operating Costs and Expenses

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

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased 21% to $64.2 million for fiscal 2007 compared to $53.1 million for fiscal 2006.  This increase was principally due to increases in property and equipment associated with new restaurant openings.  As a percentage of revenues, depreciation and amortization expenses increased to 4.2% for fiscal 2007 compared to 4.0% for fiscal 2006.  The increase was primarily due to de-leveraging from lower average weekly sales at our restaurants.

Preopening Costs

Preopening costs increased 6% to $26.5 million for fiscal 2007 compared to $24.9 million for the prior fiscal year.  We opened 16 Cheesecake Factory restaurants and five Grand Lux Cafe restaurants during fiscal 2007 compared to 20 Cheesecake Factory restaurants and one Grand Lux Cafe restaurants during fiscal 2006.  In addition, preopening costs were incurred in both years for restaurant openings in progress.  We also incurred preopening costs of $1.6 million in fiscal 2006 in conjunction with our second bakery production facility, which opened in the first quarter of 2006.

Interest Expense, Interest Income and Other Income

Interest expense increased to $10.9 million for fiscal 2007 compared to $1.9 million for fiscal 2006 due primarily to $7.5 million of interest expense related to borrowings on our revolving credit facility initiated in fiscal 2007.  In addition, we recorded interest expense of approximately $3.2 million and $1.7 million in fiscal 2007 and fiscal 2006, respectively, associated with landlord construction allowances deemed to be financing in accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction.”

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

Income Tax Provision

Our effective income tax rate was 30.0% for fiscal 2007 compared to 28.2% for fiscal 2006.  The increase from the prior year was primarily attributable to state taxes and changes in our reserve for uncertain tax positions related to the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB No.109.”

Fiscal 2009 Outlook

This discussion contains forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes in Part IV, Item 15 of this report, the “Risk Factors’ included in Part I, Item 1A of this report, and the cautionary statements included throughout this report. The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

In fiscal 2009, we plan to open as many as three new locations, consisting solely of The Cheesecake Factory restaurants.  We anticipate diluted earnings per share for fiscal 2009 will be between $0.57 and $0.67, assuming, among other things, that comparable restaurant sales are in a range of between (4%) and (6%).  We expect cash capital expenditures in fiscal 2009 to range between $45 million and $50 million, of which approximately $18 million to $20 million will be used to fund as many as three new restaurant openings.  We expect to generate free cash flow of approximately $70 million to $80 million in fiscal 2009 and plan to utilize our free cash flow as well as a portion of our existing cash on hand to reduce approximately $75 million to $100 million of the outstanding balance on our credit facility.

Liquidity and Capital Resources

One of our corporate financial objectives is to maintain a sufficiently strong and conservative balance sheet to support our operating initiatives and unit growth with financial flexibility; to provide the financial resources necessary to protect and enhance the competitiveness of our restaurant and bakery brands; and to provide a prudent level of financial capacity to manage the risks and uncertainties of conducting our business operations in the current economic environment.  Our ongoing capital requirements are principally related to our restaurant expansion plan and ongoing maintenance of our restaurants and bakery facilities, as well as investment in our corporate and information technology infrastructures.  In fiscal 2009, we also intend to utilize capital to pay down a portion of the outstanding balance on our credit facility.

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

Historically, we have obtained capital from our ongoing operations, public stock offerings, debt financing, employee stock option exercises and construction contributions from our landlords.  Our requirement for working capital is not significant, since our restaurant guests pay for their food and beverage purchases in cash or cash equivalents at the time of sale, and we are able to sell many of our food inventory items before payment is due to the suppliers of such items.

The following table presents, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in millions):

	December 30, 2008	January 1, 2008	January 2, 2007

Cash and marketable securities on hand	$81.4	$49.2	$134.3
Net working capital	$4.4	$(35.9)	$39.7
Adjusted net working capital (1)	$4.4	$(28.5)	$72.9
Current ratio	1.0:1	0.8:1	1.2:1
Adjusted current ratio (1)	1.0:1	0.9:1	1.4:1
Long-term debt and deemed landlord financing liability, including current portion (2)	$331.3	$226.5	$40.4

(1)              Adjusted to include marketable securities classified as noncurrent assets ($7.3 million and $33.3 million for fiscal 2007 and 2006, respectively).

(2)              Landlord construction allowances related to restaurant locations for which we are deemed, for accounting purposes only, to have an ownership interest are reflected in our balance sheets as deemed landlord financing.  This liability is amortized over the lease term based on the rent payments designated in the lease agreement.

	Fiscal Year
	2008	2007	2006

Cash provided by operating activities	$169.2	$160.1	$152.7
Capital expenditures	$84.9	$211.0	$185.7
Borrowings on credit facility	$100.0	$175.0	$—
Purchase of treasury stock	$(172.5)	$(249.0)	$(50.0)

In the table above, we present adjusted net working capital and current ratio calculations that include all marketable securities classified as either current or noncurrent assets.  We believe these adjusted calculations provide investors with useful information regarding our overall liquidity position because all marketable securities are readily available to meet our liquidity requirements.

During fiscal 2008, our total amount of cash and marketable securities on hand increased by $32.2 million to $81.4 million at December 30, 2008.  This increase was principally due to cash provided by operating activities, borrowing on our credit facility and landlord construction contributions, partially offset by purchases of treasury stock and property and equipment.  At December 30, 2008, we had $77.5 million of cash invested in a tax-exempt money market fund, of which $50.1 million was insured by the U.S. Treasury Temporary Guarantee Program.  See

Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of cash and cash equivalents.

Our restaurant development model more closely resembles that of a retail business that occupies leased space in shopping malls, lifestyle centers, office complexes, strip centers, entertainment centers and other real estate developments.  We typically seek to lease our restaurant locations for primary periods of 15 to 20 years under operating lease arrangements.  Our rent structures vary by lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on net sales, as well as other expenses related to the leases (for example, our prorata share of common area maintenance, property tax and insurance expenses). We disburse cash for leasehold improvements, furnishings, fixtures and equipment to build out our leased premises.  We may also disburse cash for structural additions that we make to leased premises that generally are reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in the respective leases.  If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof.  We do not have any current plans to encumber our existing leasehold interests with lessee secured financing.  We own substantially all of the FF&E in our restaurants and currently plan to do so in the future.

Capital expenditures were relatively lower in fiscal 2008 compared to fiscal 2007 and 2006 due to the number of restaurants opened in each year (seven, 21 and 21, respectively.)  Capital expenditures for new restaurants, including locations under development as of each fiscal year end were $56 million, $163 million and $163 million for fiscal 2008, 2007 and 2006, respectively.  In fiscal 2008, approximately $6 million of new restaurant capital expenditures were funded through deemed landlord financing. Of the remaining fiscal 2008 capital expenditures, $23 million represented maintenance and capacity addition outlays for our existing restaurants, and approximately $6 million was for bakery and corporate infrastructure investments.

For fiscal 2009, we currently estimate our cash outlays for capital expenditures to range between $45 million and $50 million, net of agreed-upon up-front cash landlord construction contributions and excluding $6 million to $7 million of expected noncapitalizable preopening costs for new restaurants.  This amount also excludes approximately $9 million of landlord construction contributions to be applied as reductions to minimum or percentage rent over the lease terms. The amount reflected as additions to property and equipment in the consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each operating lease (See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report).  This estimate contemplates a net outlay of $18 million to $20 million for as many as three restaurants to be opened during fiscal 2009, estimated construction-in-progress disbursements for anticipated fiscal 2010 openings and estimated collections of up-front cash landlord construction contributions. Expected capital expenditures for fiscal 2009 also include approximately $20 million to $21 million for maintenance and capacity addition expenditures to our existing restaurants and $7 million to $9 million for bakery and corporate infrastructure investments.

On April 3, 2007, we entered into a five-year revolving credit facility (“Facility”) with a maximum available borrowing commitment of $200 million.  On March 5, 2008, we amended the Facility to increase the maximum available borrowing commitment to $300 million and simultaneously borrowed an additional $100 million, primarily to fund share repurchases.  On January 5, 2009, we entered into a second amendment, which reset our minimum financial covenants and pricing, and also limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a liquidity threshold.  Borrowings under the amended Facility bear interest at a floating rate based on the London Interbank Offering Rate (LIBOR) plus a spread ranging from 2.50% to 2.75%, depending on our ratio of debt to trailing 12-month earnings before interest, taxes, depreciation, amortization and noncash stock option expense (“EBITDA”), as defined in the agreement.  In addition, we pay a commitment fee ranging from 0.40% to 0.45%, also depending on our ratio of debt to EBITDA, calculated on the average unused portion of the Facility.  The amended Facility restricts unsecured borrowings to $15 million and includes a pledge of our outstanding equity interests in The Cheesecake Factory Bakery Incorporated and The Cheesecake Factory Assets Co. LLC, which had carrying values of $85.2 million and $65.3 million, respectively, at December 30, 2008.

We are obligated to maintain certain financial covenants, which include a maximum debt to EBITDA ratio of 1.75 to 1.00 as of the fiscal quarter ending March 31, 2009 and 1.50 to 1.00 as of the end of any fiscal quarter thereafter, as well as a minimum EBITDAR (EBITDA plus rental expense), as defined in the Facility, to interest and rental expense ratio of 1.9 to 1.00 as of any of the fiscal quarters ending March 31, 2009 through September 28, 2010 and 2.00 to 1.00 as of the end of any fiscal quarter thereafter.  At December 30, 2008, we were in compliance with the covenants in effect under the Facility at that date.

The outstanding borrowings under this Facility were used to support share repurchases in both fiscal 2008 and 2007.  Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of December 30, 2008, we had net availability for borrowings of $9.0 million, based on outstanding debt of $275.0 million and $16.0 million in standby letters of credit.  Since we have the contractual ability to maintain the outstanding balance on our Facility, the debt is classified as long-term on our consolidated balance sheets.

During fiscal 2008 and 2007, we entered into three zero-cost interest rate collars to hedge interest rate variability on $250 million of outstanding borrowings on our Facility.  See Note 8 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our derivative financial instruments.

Our Board of Directors increased the share repurchase authorization of our common shares by 10 million shares during fiscal 2008 and by 15 million shares in fiscal 2007, for a total authorization of 31 million shares.  Under this authorization, we cumulatively repurchased a total of 23.1 million shares for a total cost of $506.2 million through December 30, 2008.  The authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  The timing and number of shares repurchased pursuant to the share repurchase authorization are subject to a number of factors, including current market conditions, legal constraints, financial covenants under our credit facility, and available cash or other sources of funding.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. Our share repurchase plan has been used to return excess capital to shareholders when new restaurant site availability does not meet our criteria, as well as to minimize the dilutive impact of our stock option programs.

In August 2008, we entered into a 10b5-1 Plan.  In October 2008, we temporarily suspended our share repurchase program in order to maintain maximum flexibility in our capital decisions in light of the unprecedented crisis in the global financial markets and the indeterminate future impact it could have on the overall economy and on our business.  Concurrently with the effective date of such suspension, we terminated our 10b5-1 Plan.

Based on our current expansion objectives, we believe that our cash and short-term investments on hand, combined with expected cash flows provided by operations, available borrowings under our credit facility and expected landlord construction contributions should be sufficient in the aggregate to finance our planned capital expenditures and other operating activities through 2009.  We may seek additional funds to finance our growth in the future.  However, there can be no assurance that such funds will be available when needed or on terms acceptable to us.

As of February 27, 2009, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties.  Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Contractual Obligations and Commercial Commitments

The following schedules summarize our contractual obligations and commercial commitments as of December 30, 2008 (amounts in millions):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Contractual obligations
Operating leases (1)	$1,052.9	$59.6	$124.4	$128.8	$740.1
Long-term debt	275.0	—	—	275.0	—
Purchase obligations (2)	154.7	99.1	55.3	0.3	—
FIN 48 liability (3)	4.4	2.3	2.1	—	—
Total	$1,487.0	$161.0	$181.8	$404.1	$740.1

Other commercial commitments
Standby letters of credit	$16.0	$—	$—	$16.0	$—

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

Impairment of Long-Lived Assets

We assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends.  The recoverability is assessed in most cases by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset.  Restaurants falling below a defined threshold of projected cash flows to carrying value are regularly monitored.  Impairment losses are measured as the amount by which the carrying values of the assets exceed their fair values.  This assessment process requires the use of estimates and assumptions regarding future cash flows and estimated useful lives, which are subject to a significant degree of judgment based on our experience and knowledge.  These estimates can be significantly impacted by changes in the economic environment, real estate market conditions and capital spending decisions.

During fiscal 2008, we recorded a $3.0 million impairment charge against the carrying value of three The Cheesecake Factory locations.  We did not incur impairment charges during either fiscal 2007 or fiscal 2006.  If the current economic situation deepens in magnitude and/or we are unable to implement initiatives to appropriately scale our infrastructure in a timely manner, we may be required to record additional impairment charges in future periods.

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

Minimum base rent for our operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured.  The initial rent term includes the build-out, or rent holiday period, for our leases, where no rent payments are typically due under the terms of the lease.  Contingent rent expense, which is based on a percentage of revenue, is also recorded to the extent it exceeds minimum base rent per the lease agreement.

We disburse cash for leasehold improvements and FF&E to build out and equip our leased premises.  We may also expend cash for structural additions that we make to leased premises that generally are reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in our leases.  Landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof.  Depending on the specifics of the leased space, the lease agreement and in accordance with Emerging Issues Task Force (“EITF”) 97-10, “The Effect of Lessee Involvement in Asset Construction,” the amounts paid for structural components will be recorded during the construction period as either prepaid rent or construction-in-progress and the landlord construction contributions will be recorded as either an offset to prepaid rent or as a deemed landlord financing liability.

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

Self-Insurance Liability

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employment practices, employee health benefits and other insurable risks.  The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR claims”) as of the balance sheet date. Our estimated liabilities are not discounted and are based on information provided by our insurance brokers and insurers, combined with our judgment regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices.  We maintain stop-loss coverage with third party insurers to limit our individual claim exposure for many of our programs and for aggregate exposure on our employee health benefits program.  The estimated amounts receivable from our third-party insurers under this coverage are recorded in other receivables.  Significant judgment is required to estimate IBNR amounts as parties have yet to assert such claims.  If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

Stock-Based Compensation

We apply the Black-Scholes valuation model in determining the fair value of stock option grants, which requires the use of subjective assumptions, including the volatility of our common stock price and the length of time employees will retain their vested stock options prior to exercise.  Additionally, we estimate the expected forfeiture rate related to both stock options and restricted stock in determining the amount of stock-based compensation expense for each period.  Changes in these assumptions can materially affect our results of operations.   See Note 12

of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of stock-based compensation.

Income Taxes

We provide for income taxes based on our estimate of federal and state tax liabilities.  Our estimates include, but are not limited to, effective state and local income tax rates, allowable tax credits for items such as FICA taxes paid on reported tip income, and estimates related to depreciation expense allowable for tax purposes.  Our estimates are made based on the best available information at the time we prepare our income tax provision.  In making our estimates, we also consider the impact of legislative and judicial developments.  As these developments evolve, we update our estimates, which, in turn, may result in adjustments to our effective tax rate.  We generally file our income tax returns within nine to ten months after our fiscal year-end.  All tax returns are subject to audit by federal and state governments, usually years after the returns are filed, and could be subject to differing interpretations of the tax laws.

We account for uncertain tax positions under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), and accordingly review these positions on a quarterly basis.  Assessment of uncertain tax positions requires significant judgments relating to the amounts, timing and likelihood of ultimate resolution.  Our actual results could differ materially from these estimates.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application was deferred for one year.  As discussed in Note 9, we adopted SFAS 157 in the first quarter of fiscal 2008.   Adoption of the deferred provisions in the first quarter of fiscal 2009 will not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for us as of the first quarter of fiscal 2009.  The implementation of this statement will not have an impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced related disclosures.  FSP 142-3 must be applied prospectively to all intangible assets acquired subsequent to fiscal years beginning after December 15, 2008.  Implementation of this staff position in the first quarter of fiscal 2009 will not have a material impact on our consolidated financial statements.

Impact of Inflation and Changes in the Costs of Key Operating Resources

Our profitability is dependent, among other things, on our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy and other supplies and services.  Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our restaurant and bakery customers.  While we have taken steps to qualify multiple suppliers and enter into agreements for some of the commodities used in our restaurant and bakery operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control.  We are currently unable to contract for some of our commodities such as fish and dairy items (except for cream cheese used in our bakery operations) for periods longer than 30 days.  Consequently, such commodities can be subject to unforeseen supply and cost fluctuations.  Dairy costs can also fluctuate due to government regulation.  The impact of inflation on food, labor, energy and occupancy costs can significantly affect the profitability of our restaurant and bakery operations.

Many of our restaurant and bakery staff members are paid hourly rates related to the federal minimum wage.  In fiscal 2007, Congress enacted an increase in the federal minimum wage implemented in two phases, beginning in fiscal 2007 and concluding in fiscal 2008.  In addition, numerous state and local governments increased the minimum wage within their jurisdictions, with further state minimum wage increases going into effect in fiscal 2009. Certain operating costs, such as taxes, insurance and other outside services continue to increase with the general level of inflation or higher and may also be subject to other cost and supply fluctuations outside of our control.

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

Seasonality and Quarterly Results

Our business is subject to seasonal fluctuations. Historically, our highest levels of revenues and net income for our established restaurants have occurred in the second and third quarters of the fiscal year.  Approximately two-thirds of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales.  Patio seating represents approximately 20% of the total available productive seating for all restaurants open as of December 30, 2008 and can be subject to disruption from inclement weather.  Holidays, severe weather, hurricanes, thunderstorms and similar conditions may impact restaurant sales volumes seasonally in some of the markets where we operate.  Our bakery operations are seasonal to the extent that the fourth quarter’s sales are typically higher due to holiday business.  Additionally, bakery sales comparisons may fluctuate significantly from quarter to quarter due to the timing and size of orders from our larger bakery customers.  Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated preopening costs.  As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

ITEM 7A:      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains forward-looking statements.  Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

We are exposed to market risk from interest rate changes on funded debt.  This exposure relates to the component of the interest rate on our $300 million revolving credit facility (“Facility”) that is indexed to three-month LIBOR.  At December 30, 2008, we had $275.0 million in debt outstanding under the Facility.  During fiscal 2007 and 2008, we entered into three zero-cost interest rate collars to hedge interest rate variability on $250 million of outstanding borrowings on our Facility.  Since a majority of our funded debt is hedged, a hypothetical 1% interest rate increase would only have a $0.9 million impact on our pretax results of operations.  By using derivative instruments to hedge exposure to changes in interest rates, we are exposed to the potential failure of our counterparties to perform under the terms of the agreements.  We minimize this credit risk by contracting only with high-quality counterparties whose credit rating is evaluated on a quarterly basis.  See Notes 7 and 8 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt and derivative financial instruments, respectively.

A change in market prices also exposes us to market risk related to our investments in marketable securities.  As of December 30, 2008 and January 1, 2008, we held $1.0 million and $12.4 million in available-for-sale marketable securities, respectively.  A hypothetical 10% decline in the market value of those securities would result in $0.1 million and $1.2 million of unrealized losses and a corresponding decline in their fair values at December 30, 2008 and January 1, 2008, respectively.

We are also subject to market risk related to our investments in variable life insurance contracts used to support our ESP, to the extent these investments are not equivalent to the related liability.  In addition, because changes in these investments are not subject to tax, the full impact of gains or losses affects net income.  Based on balances at December 30, 2008, a hypothetical 10% decline in the market value of our deferred compensation assets and related liabilities would decrease income from operations by $0.4 million and net income by $0.9 million.

We purchase food and other commodities for use in our operations, based on market prices established with our suppliers.  Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control.  To manage this risk in part, we attempt to enter into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements.  However, we are currently unable to contract for some of our commodities such as fish and dairy items (except for cream cheese used in our bakery operations) for periods longer than 30 days.  Dairy costs can also fluctuate due to government regulation.  Substantially all of our food and supplies are available from several sources, which helps to diversify our overall commodity cost risk.  In addition, we have the ability to increase certain menu prices, or vary certain menu items offered, in response to food commodity price increases.  Some of our commodity purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps.  We do not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required to be filed hereunder are set forth in Part IV, Item 15 of this report.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 30, 2008.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2008 based on the criteria in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 30, 2008.

The effectiveness of our internal control over financial reporting as of December 30, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 of this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter ended December 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:                               OTHER INFORMATION

None.

PART III

ITEM 10.                                  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a code of ethics that applies to, among others, our principal executive officer, principal financial officer and principal accounting officer, entitled “Code of Ethics for Executive Officers, Senior Financial Officers and Directors,” which we make available in the “Investors” section of our website at thecheesecakefactory.com.  Information with respect to our executive officers is included in Part I, Item 1 of this report.  Other information required by this item is hereby incorporated by reference from the sections entitled “Proposal 1 — Election of Directors” (in the “Items to Be Voted On” section); “Our Board of Directors,” “Audit Committee Financial Expert,” and “Committees of the Board of Directors and Composition of Committees” (in the “Board of Directors and Corporate Governance” section);  and “Section 16(a) Beneficial Ownership Reporting Compliance” (in the “Other Information” section) in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2009 (the “Proxy Statement”).

ITEM 11.                                  EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the sections entitled “Board of Directors Compensation” (in the “Board of Directors and Corporate Governance” section) and the “Executive Compensation” section in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is hereby incorporated by reference to the sections entitled “Equity Compensation Plan Information” (in the “Executive Compensation” section) and “Beneficial Ownership of Principal Stockholders and Management” (in the “Other Information” section) in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference to the sections entitled “Proposal 1 — Election of Directors” (in the “Items to Be Voted On” section); the Board of Directors and Corporate Governance” section; and the “Executive Compensation” section in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the section entitled “Independent Registered Public Accounting Firm Fees and Services” (in the “Proposal 3 — Ratification of Selection of Independent Registered Public Accounting Firm” section) in the Proxy Statement.

PART IV

ITEM 15.                                  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

(a)	1.	Financial statements:

		The consolidated financial statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 52 of this report.

	2.	Financial statement schedules:

		None.

	3.	Exhibits:

		The Exhibits required to be filed hereunder are listed in the exhibit index included herein at page 76.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Cheesecake Factory Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of The Cheesecake Factory Incorporated and its subsidiaries at December 30, 2008 and January 1, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Los Angeles, California

February 27, 2009

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 30, 2008	January 1, 2008
ASSETS
Current assets:
Cash and cash equivalents	$80,365	$36,867
Investments and marketable securities	996	5,014
Accounts receivable	12,537	11,347
Income tax receivable	12,713	—
Other receivables	32,821	61,045
Inventories	23,132	24,058
Prepaid expenses	24,654	27,879
Deferred income taxes	3,001	15,003

Total current assets	190,219	181,213

Property and equipment, net	860,489	862,331

Other assets:
Marketable securities	—	7,348
Trademarks	4,177	3,490
Prepaid rent	58,323	58,101
Other	29,422	33,270

Total other assets	91,922	102,209

Total assets	$1,142,630	$1,145,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,875	$57,924
Income taxes payable	—	11,536
Other accrued expenses	147,958	147,612

Total current liabilities	185,833	217,072

Deferred income taxes	87,045	66,202
Deferred rent	57,286	50,025
Deemed landlord financing liability	54,887	50,214
Long-term debt	275,000	175,000
Other noncurrent liabilities	30,013	24,314

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 82,846,857 and 82,660,209 shares issued at December 30, 2008 and January 1, 2008, respectively	828	827
Additional paid-in capital	370,919	354,328
Retained earnings	596,711	544,418
Accumulated other comprehensive loss	(9,684)	(2,898)
Treasury stock 23,100,079 and 13,508,424 shares at cost at December 30, 2008 and January 1, 2008, respectively	(506,208)	(333,749)

Total stockholders’ equity	452,566	562,926

Total liabilities and stockholders’ equity	$1,142,630	$1,145,753

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year
	2008	2007	2006
Revenues	$1,606,406	$1,511,577	$1,315,325
Costs and expenses:
Cost of sales	416,801	380,996	333,528
Labor expenses	533,080	491,614	420,957
Other operating costs and expenses	397,498	353,547	303,240
General and administrative expenses	83,731	83,949	72,751
Depreciation and amortization expenses	73,290	64,202	53,064
Impairment of assets	2,952	—	—
Preopening costs	11,883	26,466	24,944
Total costs and expenses	1,519,235	1,400,774	1,208,484
Income from operations	87,171	110,803	106,841
Interest expense	(14,788)	(10,852)	(1,878)
Interest income	1,849	4,703	6,123
Other (expense)/income, net	(977)	1,009	2,048
Income before income taxes	73,255	105,663	113,134
Income tax provision	20,962	31,699	31,852
Net income	$52,293	$73,964	$81,282

Net income per share:
Basic	$0.82	$1.02	$1.04
Diluted	$0.82	$1.01	$1.02

Weighted average shares outstanding:
Basic	63,822	72,475	78,181
Diluted	64,009	73,504	79,460

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, January 3, 2006	80,910	$809	$287,080	$390,516	$(1,235)	$(30,471)	$646,699
Comprehensive income:
Net income	—	—	—	81,282	—	—	81,282
Net unrealized gain on available-for-sale securities	—	—	—	—	682	—	682
Total comprehensive income							81,964
Issuance of common stock from stock options exercised	636	7	9,526	—	—	—	9,533
Tax impact of stock options exercised, net of cancellations	—	—	3,771	—	—	—	3,771
Stock-based compensation	—	—	19,566	—	—	—	19,566
Issuance of restricted stock, net of forfeitures	340	3	—	—	—	—	3
Purchase of treasury stock	—	—	—	—	—	(49,994)	(49,994)
Balance, January 2, 2007	81,886	819	319,943	471,798	(553)	(80,465)	711,542
Cumulative effect of adoption of FIN 48	—	—	—	(1,344)	—	—	(1,344)
Balance, January 2, 2007, as adjusted	81,886	819	319,943	470,454	(553)	(80,465)	710,198
Comprehensive income:
Net income	—	—	—	73,964	—	—	73,964
Net unrealized gain on available-for-sale securities	—	—	—	—	504	—	504
Net unrealized loss on derivative financial instruments	—	—	—	—	(2,849)	—	(2,849)
Total comprehensive income							71,619
Issuance of common stock from stock options exercised	587	6	8,245	—	—	—	8,251
Tax impact of stock options exercised, net of cancellations	—	—	2,031	—	—	—	2,031
Stock-based compensation	—	—	19,853	—	—	—	19,853
Issuance of restricted stock, net of forfeitures	187	2	—	—	—	—	2
Purchase of treasury stock			4,256	—	—	(253,284)	(249,028)
Balance, January 1, 2008	82,660	827	354,328	544,418	(2,898)	(333,749)	562,926
Comprehensive income:
Net income	—	—	—	52,293	—	—	52,293
Net unrealized gain on available-for-sale securities	—	—	—	—	46	—	46
Net unrealized loss on derivative financial instruments	—	—	—	—	(6,832)	—	(6,832)
Total comprehensive income							45,507
Issuance of common stock from stock options exercised	267	2	2,667	—	—	—	2,669
Tax impact of stock options exercised, net of cancellations	—	—	(822)	—	—	—	(822)
Stock-based compensation	—	—	14,426	—	—	—	14,426
Restricted stock forfeitures, net of issuances	(80)	(1)	—	—	—	—	(1)
Capital contributions, net of taxes	—	—	320	—	—	—	320
Purchase of treasury stock	—	—	—	—	—	(172,459)	(172,459)
Balance, December 30, 2008	82,847	$828	$370,919	$596,711	$(9,684)	$(506,208)	$452,566

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2008	2007	2006

Cash flows from operating activities:
Net income	$52,293	$73,964	$81,282
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	73,290	64,202	53,064
Impairment of assets	2,952	—	—
Contribution of land and building	—	—	(1,500)
Deferred income taxes	22,179	(189)	4,803
Stock-based compensation	13,132	18,172	18,225
Tax impact of stock options exercised, net of cancellations	(822)	2,031	3,771
Excess tax benefit related to stock options exercised	(410)	(1,577)	(2,213)
Other	(145)	(15)	66
Changes in assets and liabilities:
Accounts receivable	(1,190)	292	(3,531)
Other receivables	28,224	(18,244)	(21,354)
Inventories	926	(3,283)	(1,656)
Prepaid expenses	3,225	(6,618)	(6,678)
Other assets	2,654	(22,936)	(11,889)
Accounts payable	(20,047)	12,354	13,420
Income taxes payable	(9,281)	1,152	(6,015)
Other accrued expenses	2,205	40,796	32,860
Cash provided by operating activities	169,185	160,101	152,655

Cash flows from investing activities:
Additions to property and equipment	(84,907)	(211,025)	(185,738)
Investments in available-for-sale securities	—	(47,865)	(57,473)
Sales of available-for-sale securities	11,469	125,784	115,975
Cash used in investing activities	(73,438)	(133,106)	(127,236)

Cash flows from financing activities:
Deemed landlord financing proceeds	17,862	30,323	27,245
Deemed landlord financing payments	(1,247)	(1,041)	(678)
Proceeds from exercise of employee stock options	2,669	8,251	9,533
Excess tax benefit related to stock options exercised	410	1,577	2,213
Borrowings on credit facility	100,000	175,000	—
Purchase of treasury stock	(172,459)	(249,028)	(49,994)
Capital contribution	516	—	—
Cash used in financing activities	(52,249)	(34,918)	(11,681)

Net change in cash and cash equivalents	43,498	(7,923)	13,738
Cash and cash equivalents at beginning of period	36,867	44,790	31,052
Cash and cash equivalents at end of period	$80,365	$36,867	$44,790

Supplemental disclosures:
Interest paid	$14,864	$8,438	$1,786
Income taxes paid	$8,612	$28,649	$34,018

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies:

Description of Business

The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we,” “us” and “our”) operates 160 upscale, full-service casual dining restaurants under The Cheesecake Factory®, Grand Lux Cafe® and RockSugar Pan Asian Kitchen™ marks.   Additionally, we operate two bakery production facilities that produce baked desserts and other products for our restaurants and for other foodservice operators, retailers and distributors.  We also license two bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.  We closed our self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark upon expiration of our license agreement during fiscal 2008.  All of our Company-operated and licensed restaurants and our bakery production facilities are located within the United States of America.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and its wholly owned subsidiaries.  All intercompany accounts and transactions for the periods presented have been eliminated in consolidation.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31st for financial reporting purposes.  Fiscal years 2008, 2007 and 2006 each consisted of 52 weeks.

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

Cash and Cash Equivalents

At December 30, 2008, we had $77.5 million of cash invested in a tax-exempt money market fund, of which $50.1 million is insured by the U.S. Treasury Temporary Guarantee Program.  This asset qualifies as a cash equivalent since we have a call option that allows us to redeem daily for cash.   Amounts receivable from credit card processors, totaling $3.5 million and $7.5 million at December 30, 2008 and January 1, 2008, respectively, are considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.  Checks issued, but not yet presented for payment to our bank, totaling $15.2 million and $24.4 million at December 30, 2008 and January 1, 2008, respectively, are reflected as a reduction of cash and cash equivalents.

Investments and Marketable Securities

Our investment policy restricts the investment of our excess cash balances to instruments with minimal volatility, such as U.S. Treasury and Federal agency obligations, investment grade corporate debt securities, and money market mutual funds.  We generally classify all of our investments and marketable securities as available-for-sale securities, even though our current liquidity position and requirements provide us with the ability to hold a substantial amount of such securities to maturity.  Debt securities classified as available-for-sale securities are reported at their fair value, with unrealized gains and losses excluded from net income and reported as a separate component of stockholders’ equity (net of the related tax effect) until realized.  Fair value is determined by the most recently traded price of each security at the balance sheet date, plus any accrued interest.  Realized gains or losses are determined on the specific identification cost method.  At December 30, 2008 and January 1, 2008, all of our investments and marketable securities were classified in the available-for-sale category.

Accounts and Other Receivables

Our accounts receivable principally result from credit sales to bakery customers.  Other receivables consist of various amounts due from landlords, insurance providers, our gift card reseller and others in the ordinary course of business.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are cash and cash equivalents, investments and marketable securities, and receivables.  We currently maintain a majority of our day-to-day operating cash balances with one major financial institution; cash balances may be in excess of FDIC insurance limits.  At December 30, 2008, we had $77.5 million of cash invested in a tax-exempt money market fund, of which $50.1 million was insured by the U.S. Treasury Temporary Guarantee Program in effect through April 30, 2009. We have not experienced any losses in these accounts and believe we are not exposed to significant risk on cash and cash equivalents.  We place our temporary excess cash with a major financial institution that, in turn, invests in instruments with minimal volatility, such as U.S. Treasury and Federal agency obligations, investment grade corporate debt securities, and money market mutual funds.  Our investment policy limits the amount of exposure to any one institution or investment.

We consider the concentration of credit risk for accounts receivable to be minimal as a result of our significant number of outside bakery customers, as well as the payment histories and general financial condition of our larger outside bakery customers.  Concentration of credit risk related to other receivables is limited as this balance is comprised primarily of amounts due from our landlords for the reimbursement of tenant improvements, as well as from our third-party insurers and gift card reseller.

Fair Value of Financial Instruments

For cash and cash equivalents, the carrying amount approximates fair value because of the short maturity of these instruments.  The fair value of our investment and marketable securities equals the quoted market price.  The fair value of our long-term debt and deemed landlord financing liabilities are determined using current applicable rates for similar instruments as of the balance sheet date.  The carrying value of our long-term debt approximates fair value since we amended our credit agreement on January 5, 2009, bringing our interest rate to current market rates.  The fair value of our deemed landlord financing liabilities is $55.4 million versus a carrying value of $56.3 million.

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis and consist of restaurant food and other supplies, bakery raw materials, and bakery finished goods.

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

Impairment of Long-Lived Assets

We assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends.  The recoverability is assessed in most cases by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset.  Impairment losses are measured as the amount by which the carrying values of the assets exceed their fair values.

Self-Insurance Liability

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employment practices, employee health benefits and other insurable risks.  The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR claims”) as of the balance sheet date.  Our estimated liabilities are not discounted and are based on information provided by our insurance brokers and insurers, combined with our judgment regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices.  We maintain stop-loss coverage with third party insurers to limit our individual claim exposure for many of our programs and for aggregate exposure on our employee health benefits program.  The estimated amounts receivable from our third-party insurers under this coverage are recorded in other receivables and were $5.0 million and $5.7 million at December 30, 2008 and January 1, 2008, respectively.  Significant judgment is required to estimate IBNR amounts as parties have yet to assert such claims.  If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

Derivative Financial Instruments

Our derivative financial instruments consist of three zero-cost interest rate collars to hedge interest rate variability on our revolving credit facility.  We formally document the relationship between the hedging instruments and the hedged items, as well as our risk management objective and strategy for undertaking hedge transactions.  These interest rate collars qualify for hedge accounting as cash flow hedges.  Accordingly, we recognize these derivatives at fair value as either assets or liabilities on the consolidated balance sheets.  All changes in fair value are recorded in accumulated other comprehensive income and subsequently reclassified into earnings when the related interest expense on the underlying borrowing is recognized.  We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes.

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

We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants or on our website. Revenues from unredeemed gift cards are recognized proportionally over three years based on historical and expected redemption trends and are classified as revenues in our consolidated statement of operations.  Incremental direct costs related to gift card sales, including commissions and credit card fees, are deferred and recognized in earnings in the same pattern as the related gift card revenue.

Leases

We currently lease all of our restaurant locations.  We account for our leases under the provisions of SFAS No. 13, “Accounting for Leases,” and subsequent amendments which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes.  All of our restaurant leases are classified as operating leases.

Minimum base rent for our operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The initial rent term includes the build-out, or rent holiday period, for our leases, where no rent payments are typically due under the terms of the lease. Contingent rent expense, which is based on a percentage of revenue, is also recorded to the extent it exceeds minimum base rent per the lease agreement.

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

Stock-Based Compensation

We maintain performance incentive plans under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, deferred shares, performance shares and performance units may be granted to employees and consultants.  To date, we have only granted non-qualified stock options and restricted shares of common stock under these plans.  Stock options generally vest at 20% per year or, in the case of restaurant management, cliff vest in five years and expire eight to ten years from the date of grant.  Certain stock options require that either the grantee or the Company satisfy specified performance criteria prior to exercisability of vested stock options.  Restricted shares vest 100% not prior to three years from the date of grant, and require that the staff member remains employed in good standing with the Company as of the vesting date.  Certain executive officer stock options and restricted stock may vest earlier in the event of a change of control, as defined in the plan.

Non-employee directors have received only non-qualified stock options under a non-employee director equity plan, which expired in May 2007.  Currently, we do not have a plan under which non-employee directors may be granted stock options or other equity interests in the Company.

We apply the Black-Scholes valuation model in determining the fair value of stock option grants, which is then amortized on a straight-line basis over the requisite service period.  See Note 12 for discussion of the assumptions utilized in our stock option valuation model.   We reclassify the excess tax benefit resulting from the exercise of stock options out of cash flows from operating activities and into cash flows from financing activities on the consolidated statements of cash flows.

Advertising Costs

We expense advertising production costs at the time the advertising first takes place; all other advertising costs are expensed as incurred.  The majority of our advertising costs are included in general and administrative expenses and were $4.1 million, $1.7 million and $1.2 million in fiscal 2008, 2007 and 2006, respectively.

Preopening Costs

We expense costs directly related to the opening of new restaurants, including training, relocation and rent expense during the build-out and in-restaurant training periods as incurred.

Income Taxes

Deferred income tax assets and liabilities are recognized for the tax consequences of temporary differences based on the difference between the financial statement and tax basis of existing assets and liabilities using the statutory rates expected in the years in which the differences are expected to reverse.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

We account for uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”.  See Note 14 for information regarding changes in our unrecognized tax benefits during fiscal 2008.

Net Income per Share

In accordance with the provisions of SFAS No. 128, “Earnings Per Share,” basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  At December 30, 2008, 0.4 million shares of restricted stock issued to employees were unvested, and were therefore excluded from the calculation of basic earnings per share for the year ended December 30, 2008.  Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted shares, calculated using the treasury stock method.  Assumed proceeds from the in-the-money options include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by SFAS No. 123R.

	Fiscal Year
	2008	2007	2006
	(In thousands, except per share data)

Net income	$52,293	$73,964	$81,282

Basic weighted average shares outstanding	63,822	72,475	78,181
Dilutive effect of stock options and restricted shares	187	1,029	1,279

Diluted weighted average shares outstanding	64,009	73,504	79,460

Basic net income per share	$0.82	$1.02	$1.04

Diluted net income per share	$0.82	$1.01	$1.02

Shares of common stock equivalents of 9.2 million, 5.9 million and 4.2 million for fiscal 2008, 2007 and 2006, respectively, were not included in the diluted calculation due to their anti-dilutive effect.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application was deferred for one year.  As discussed in Note 9, we adopted SFAS 157 in the first quarter of fiscal 2008.   Adoption of the deferred provisions in the first quarter of fiscal 2009 will not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for us as of the first quarter of fiscal 2009.  The implementation of this statement will not have an impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced related disclosures.  FSP 142-3 must be applied prospectively to all intangible assets acquired subsequent to fiscal years beginning after December 15, 2008.  Implementation of this staff position in the first quarter of fiscal 2009 will not have a material impact on our consolidated financial statements.

2.     Investments and Marketable Securities:

We generally invest our excess cash balances in U.S. Treasury and Agency securities, investment grade corporate debt securities rated “A” or better and money market mutual funds.

Investments and marketable securities consisted of (in thousands):

Classification	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Maturity
At December 30, 2008:
Current assets:
Available-for-sale securities:
Corporate debt securities	$999	$—	$(3)	$996	February 2009
U.S. Treasury securities	—	—	—	—
Total	$999	$—	$(3)	$996
Other assets:
Available-for-sale securities:
Corporate debt securities	$—	$—	$—	$—
U.S. Treasury securities	—	—	—	—
Total	$—	$—	$—	$—

At January 1, 2008:
Current assets:
Available-for-sale securities:
Corporate debt securities	$1,263	$—	$(8)	$1,255	June 2008 to August 2008
U.S. Treasury securities	3,764	—	(5)	3,759	February 2008 to May 2008
Total	$5,027	$—	$(13)	$5,014

Other assets:
Available-for-sale securities:
Corporate debt securities	$7,413	$3	$(68)	$7,348	January 2009 to May 2010
U.S. Treasury securities	—	—	—	—
Total	$7,413	$3	$(68)	$7,348

The following tables present the length of time available-for-sale securities were in continuous unrealized loss positions, but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		Greater Than or Equal to 12 Months
	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value
At December 30 2008:
Corporate debt securities	$(3)	$996	$—	$—
U.S. government agency obligations	—	—	—	—
Total	$(3)	$996	$—	$—
At January 1, 2008:
Corporate debt securities	$(3)	$716	$(73)	$6,892
U.S. government agency obligations	(5)	3,759	—	—
Total	$(8)	$4,475	$(73)	$6,892

Gross unrealized holding losses of $3,000 for less than 12 months as of December 30, 2008 pertain to one income security.  Since we have the ability and intent to hold this security until a recovery of fair value, which may be at maturity, we do not consider it to be other-than-temporarily impaired.  There were no significant realized losses recorded for other than temporary impairments during either fiscal 2008 or 2007.

3.     Other Receivables:

Other receivables consisted of (in thousands):

	December 30, 2008	January 1, 2008

Receivable from gift card reseller	$12,018	$11,331
Landlord construction allowances	7,934	33,274
Receivable from insurers	6,062	6,519
Other	6,807	9,921
Total	$32,821	$61,045

4.     Inventories:

Inventories consisted of (in thousands):

	December 30, 2008	January 1, 2008

Restaurant food and supplies	$12,091	$11,018
Bakery finished goods	7,423	9,686
Bakery raw materials and supplies	3,618	3,354
Total	$23,132	$24,058

5.     Property and Equipment:

Property and equipment consisted of (in thousands):

	December 30, 2008	January 1, 2008

Land and related improvements	$13,410	$13,410
Buildings	17,692	17,692
Leasehold improvements	819,115	776,279
Fixtures and equipment	281,355	271,214
Computer software and equipment	45,814	46,097
Restaurant smallware	23,156	22,113
Construction in progress	22,370	22,615

Property and equipment, total	1,222,912	1,169,420
Less: accumulated depreciation and amortization	(362,423)	(307,089)
Property and equipment, net	$860,489	$862,331

Repair and maintenance expenses for fiscal 2008, 2007 and 2006 were $30.1 million, $23.7 million and $19.1 million, respectively.

6.     Other Accrued Expenses:

Other accrued expenses consisted of (in thousands):

	December 30, 2008	January 1, 2008
Gift cards	$58,501	$56,903
Insurance	26,840	26,625
Salaries and wages	17,452	17,611
Employee benefits	11,047	9,914
Payroll and sales taxes	10,120	10,904
Rent and related expenses	7,036	7,731
Other	16,962	17,924
Total	$147,958	$147,612

7.     Long-Term Debt:

Long-term debt consisted of (in thousands):

	December 30, 2008	January 1, 2008

Credit facility	$275,000	$175,000

On April 3, 2007, we entered into a five-year revolving credit facility (“Facility”) with a maximum available borrowing commitment of $200 million.  On March 5, 2008, we amended the Facility to increase the maximum available borrowing commitment to $300 million.  On January 5, 2009, we entered into a second amendment, which reset our minimum financial covenants and pricing, and also limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a liquidity threshold.  Borrowings under the amended Facility bear interest at a floating rate based on the London Interbank Offering Rate (LIBOR) plus a spread ranging from 2.50% to 2.75%, depending on our ratio of debt to trailing 12-month earnings before interest, taxes, depreciation, amortization and noncash stock option expense (“EBITDA”), as defined in the agreement.  In addition, we pay a commitment fee ranging from 0.40% to 0.45%, also depending on our ratio of debt to EBITDA, calculated on the average unused portion of the Facility.  The amended Facility restricts unsecured borrowings to $15 million and includes a pledge of our outstanding equity interests in The Cheesecake Factory Bakery Incorporated and The Cheesecake Factory Assets Co. LLC, which had carrying values of $85.2 million and $65.3 million, respectively, at December 30, 2008.

We are obligated to maintain certain financial covenants, which include a maximum debt to EBITDA ratio of 1.75 to 1.00 as of the fiscal quarter ending March 31, 2009 or 1.50 to 1.00 as of the end of any fiscal quarter thereafter, as well as a minimum EBITDAR (EBITDA plus rental expense), as defined in the Facility, to interest and rental expense ratio of 1.9 to 1.00 as of any of the fiscal quarters ending March 31, 2009 through September 28, 2010 or 2.00 to 1.00 as of the end of any fiscal quarter thereafter.  At December 30, 2008, we were in compliance with the covenants in effect under the Facility at that date.

The outstanding borrowings under this Facility were used to support share repurchases in both fiscal 2008 and 2007.  Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of December 30, 2008, we had net availability for borrowings of $9.0 million, based on outstanding debt of $275.0 million and $16.0 million in standby letters of credit.  Since we have the contractual ability to maintain the outstanding balance on our Facility, the debt is classified as long-term on our consolidated balance sheets.

During fiscal 2008 and 2007, we entered into three zero-cost interest rate collars to hedge interest rate variability on $250 million of outstanding borrowings on our Facility.  See Note 8 for further discussion of our derivative financial instruments.

8.              Derivative Financial Instruments

At December 30, 2008 we held three zero-cost interest rate collars to hedge interest rate variability on $250 million of our revolving credit facility.  These instruments consist of combinations of purchased cap options with three-month LIBOR cap rates ranging from 4.50% to 5.35% and sold floor options with three-month LIBOR floor rates ranging from 2.54% to 4.69%, and have end dates of April 3, 2012.  See Note 7 for further discussion of our credit facility.

These derivatives qualify for hedge accounting as cash flow hedges and, accordingly, are recognized at fair value as either assets or liabilities on the consolidated balance sheets.  All changes in fair value are recorded in accumulated other comprehensive income and subsequently reclassified into earnings when the related interest expense on the underlying borrowing is recognized.

The combined fair values of our interest rate collars were liabilities of $15.4 million and $4.6 million at December 30, 2008 and January 1, 2008, respectively.  The change in fair value of these derivatives during fiscal 2008 and 2007 impacted other comprehensive income by $6.8 and $2.8 million, respectively, net of tax. We expect to reclassify approximately $3.7 million of these balances against earnings during the next 12 months as the related hedged interest expense is recognized.

Changes in the fair value of our interest rate collars are expected to be perfectly effective in offsetting the variability in interest payments attributable to fluctuations in three-month LIBOR rates above the cap rates and below the floor rates specified in the respective agreements.  If, at any time, the swaps are determined to be ineffective, in whole or in part, due to changes in the interest rate collar or the underlying credit facility, the fair value of the portion of the derivative determined to be ineffective will be recognized as a gain or loss in the consolidated statements of operations.  No gain or loss associated with these interest rate collars has been reported in the consolidated statements of operations.

9.     Fair Value Measurement

On January 2, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application was deferred for one year.

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

The following table presents our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 30, 2008 by level within the fair value hierarchy (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs

Assets:
Cash invested in money market fund	$77,453	$—	$—
Investments and marketable securities	996	—	—

Liabilities:
Derivative financial instruments	$—	$15,388	$—

For assets that are measured using quoted prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs.  The fair value of our derivative financial instruments is estimated using the net present value of a series of cash flows on both the cap and floor components of the interest rate collars.  These cash flows are based on yield curves which take into account the contractual terms of the derivatives, including the period to maturity and market-based parameters such as interest rates and volatility.  We incorporated nonperformance risk by adjusting the present value of each liability position utilizing an estimation of our credit risk.

10.     Commitments and Contingencies

We lease all of our restaurant locations under operating leases, with remaining terms ranging from 2 years to 21 years.  The restaurant leases typically include land and building shells, require contingent rent above the minimum base rent payments based on a percentage of sales ranging from 3% to 10%, and require various expenses incidental to the use of the property.  A majority of our leases provide for ongoing co-tenancy requirements which would further lower rental rates, and/or permit lease terminations should required co-tenants cease to operate for specified periods of time.  Most leases have renewal options, which we have always exercised in the past.  Many of our leases provide early termination rights permitting us to terminate the lease prior to expiration if we do not achieve specified sales levels in certain years commencing after the fifth lease year.  We also lease automobiles and certain equipment under operating lease agreements.

As of December 30, 2008, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments in accordance with Emerging Issues Task Force (“EITF”) 97-10, “The Effect of Lessee Involvement in Asset Construction,” are as follows (in thousands):

2009	$59,642
2010	61,720
2011	62,681
2012	64,019
2013	64,802
Thereafter	740,066
Total	$1,052,930

Rent expense on all operating leases was as follows (in thousands):

	Fiscal Year
	2008	2007	2006
Straight-lined minimum base rent	$61,587	$50,274	$43,718
Contingent rent	18,935	21,294	20,702
Other charges	24,337	20,473	17,155
Total	$104,859	$92,041	$81,575

As credit guarantees to insurers, we have $16 million in standby letters of credit related to our self-insurance liabilities.  All standby letters of credit are renewable annually.

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employee health benefits and other insurable risks.  The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR claims”) as of the balance sheet date.  Our estimated liabilities are not discounted and are based on information provided by our insurance brokers and insurers, combined with our judgment regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices.  We maintain stop-loss coverage with third party insurers to limit our individual claim exposure for many of our programs and for aggregate exposure on our employee health benefits program.  The estimated amounts receivable from our third-party insurers under this coverage are recorded in other receivables.  Significant judgment is required to estimate IBNR amounts as parties have yet to assert such claims.  If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

Following our announcement on July 18, 2006 of the Audit Committee of our Board of Directors’ review of our historical stock option granting practices, eight separate putative shareholder derivative actions (the “Option Derivative Actions”) were filed against certain current and former Directors and certain of our current and former officers alleging that the defendants improperly dated certain historical stock option grants.  These cases, filed in Los Angeles County Superior Court were styled as Siebles v. Deitchle et. al. (Case No. BC355872) (subsequently re-filed in federal court), McGee v. Overton et al. (Case No. BC355953); Rigotti v. Overton, et al. (Case No. BC356850), Cullen v. Overton, et al. (Case No. BC356851), Sachs v. Overton et al. (Case No. BC357065), and filed in United States District Court for the Central District were styled as Siebles v. Deitchle et.al. (Case No. CV06 6234), Kuhns v. Deitchle et al. (Case No. SACV06917) and Freed v. Overton et al. (Case No. CV 06 06486).  In January 2007, our Board of Directors established a Special Litigation Committee to facilitate timely and orderly consideration of the matters raised by and relating to the Option Derivative Actions. This committee completed its inquiry, and the parties negotiated a stipulated settlement of the Option Derivative Actions.  The stipulated settlement was approved by the federal court and became effective June 4, 2008.  Pursuant to the stipulated settlement, the related state cases were dismissed, with prejudice.  Implementation of the terms of the settlement is ongoing.  The Special Litigation Committee was dissolved in July 2008.  In addition, the Los Angeles Regional Office of the SEC advised us that it has completed its informal inquiry related to options misdating and does not intend to recommend any enforcement action against us.  As this matter is closed, we have not reserved for any future payments.

The Internal Revenue Service (“IRS”) is currently auditing our tax returns for fiscal years 2003 through 2006 with respect to the deductibility, under the provisions of Internal Revenue Code Section 162(m), of certain compensation in excess of $1 million per year paid to certain executive officers resulting from their exercise of stock options later determined to be misdated.  On May 1, 2008, the IRS issued us a Notice of Proposed Adjustment disallowing the deduction of approximately $5.1 million of compensation expense with respect to the exercise of stock options by three current executive officers and one former executive officer.  We believe that our stock option compensation qualifies as performance based compensation that is not subject to the limitations on deductibility under Internal Revenue Code Section 162(m).  We plan to continue our discussions with the IRS in an effort to reach a favorable resolution.  We will, if necessary, pursue all available administrative and legal remedies to resolve this matter favorably.  While we believe that these options met the requirements of Internal Revenue Code

Section 162(m) for deductibility, we have reserved $2.3 million for estimated taxes and interest due through December 30, 2008.  This reserve does not include penalties.

On July 2, 2008, the Equal Employment Opportunity Commission (EEOC) for the Cleveland District Office issued determination letters in Charges 532-2006-01040, -01030, -01042 in favor of three former employees alleging that we engaged in a pattern and practice of sex discrimination, and in the case of one claimant, racial discrimination, in violation of Title VII of the Civil Rights Act of 1964 (Title VII).  The determination alleges that our actions resulted in females as a class being denied entry and progression into upper ranks of management at our restaurants.  We deny these allegations.  The EEOC is seeking payment of actual damages incurred by the claimants as well as compensatory and/or punitive monetary costs and remedial actions.  The parties failed to reach a conciliated settlement in 2008 and, to date, no further action has been taken by the EEOC with respect to these charges.  On July 30, 2008, the EEOC Cleveland District Office also filed a Commissioner’s Charge 532-2008-01856 alleging we violated Title VII for failing or refusing to select females for management positions because of their sex.  This Charge arises out of the facts alleged in EEOC Charges 532-2006-01040, -01030, -01042.  The EEOC is currently conducting its investigation into this Commissioner’s Charge.  While we are cooperating with the EEOC’s investigation, we deny these allegations and intend to vigorously defend against this charge.  Based upon the current status of these matters, we have not reserved for any future payments.

After failing in efforts to reach a conciliated settlement, on June 30, 2008, the EEOC for the Phoenix District Office filed a complaint with the United States District Court for the District of Arizona stylized as Equal Employment Opportunity Commission vs. The Cheesecake Factory, Inc.  The complaint (No. CV08-1207-PHX-NVW) alleges that since November 2004, we engaged in unlawful employment practices by permitting a class of male employees, including three named former employees, to be sexually harassed by male co-workers creating a hostile work environment in violation of Title VII.  The complaint also alleges, among other claims, that we knew or should of known of the alleged sexual harassment and failed to act reasonably to prevent or correct such alleged sexual harassment.  The complaint seeks injunctive relief and monetary compensation, including for emotional pain and suffering, among other damages.  We filed our answer to the complaint on December 24, 2008.  We deny the allegations and intend to vigorously defend against this litigation.  Based upon the current status of this matter, we have not reserved for any future payments.

We are also subject to other private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business.  These claims typically involve claims from guests, staff members and others related to operational issues common to the foodservice industry.  A number of these claims may exist at any given time and some of the employee claims may be plead as class actions.  We could be affected by adverse publicity and litigation costs resulting from such allegations, regardless of whether these allegations are valid or whether we are determined to be liable.  From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks.  At this time, we believe that the final disposition of these lawsuits, proceedings and claims will not have a material adverse effect on our financial position, results of operations or liquidity.  It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

We have employment agreements with certain of our executive officers that provide for payments to those officers in the event of an actual or constructive termination of their employment, including following a change in control of the Company or otherwise without cause or in the event of death or disability, as defined in those agreements.  Aggregate payments totaling approximately $3.0 million would have been required by those agreements had all such officers terminated their employment for reasons requiring such payments as of December 30, 2008.  In addition, the employment agreement with our Chief Executive Officer, which was extended through the first quarter of fiscal 2009, specifies an annual founder’s retirement benefit equal to 20% of his base salary (in effect immediately prior to termination) for the first ten years after termination of his full time employment, increasing to 40% for each year thereafter until his death.  During 2008, we incurred compensation expense of $0.4 million for this retirement benefit.

11.  Stockholders’ Equity:

Our Board of Directors increased the share repurchase authorization of our common shares by 10 million shares during fiscal 2008 and by 15 million shares in fiscal 2007, for a total authorization of 31 million shares.  Under this authorization, we cumulatively repurchased a total of 23.1 million shares for a total cost of $506.2 million through December 30, 2008.  The authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  The timing and number of shares repurchased pursuant to the share repurchase authorization are subject to a number of factors, including current market conditions, legal constraints, financial covenants under our credit facility, and available cash or other sources of funding.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. Our share repurchase plan has been used to return excess capital to shareholders when new restaurant site availability does not meet our criteria, as well as to minimize the dilutive impact of our stock option programs.

During fiscal 2008 and 2007, we repurchased 9.6 million and 9.9 million shares of our common stock at a cost of $172.5 million and $253.3 million, respectively.  Of the shares purchased in fiscal 2007, 7.7 million were acquired through an accelerated share repurchase program (“ASR”).  Based on Emerging Issues Task Force 99-7, “Accounting for an Accelerated Share Repurchase Program,” we recorded the market value of the ASR shares at each settlement date in treasury stock, with the difference between the total cash outlay of $200.0 million and the market value of $204.3 million recorded to additional paid-in capital.  Repurchased common stock is reflected as a reduction of stockholders’ equity.

In August 2008, we entered into a 10b5-1 Plan.  In October 2008, we temporarily suspended our share repurchase program in order to maintain maximum flexibility in our capital decisions in light of the unprecedented crisis in the global financial markets and the indeterminate future impact it could have on the overall economy and on our business.  Concurrently with the effective date of such suspension, we terminated our 10b5-1 Plan.

12.  Stock-Based Compensation

We maintain performance incentive plans under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, deferred shares, performance shares and performance units may be granted to employees and consultants.  Our current practice is to issue new shares, rather than treasury shares, upon stock option exercises and for restricted share grants.  Our current performance incentive plans cumulatively permit the issuance of up to 20.0 million shares of our common stock, of which 6.4 million are currently available for grant.  To date, we have only granted non-qualified stock options and restricted shares of common stock under these plans.  Stock options generally vest at 20% per year or, in the case of restaurant management, cliff vest in five years and expire eight to ten years from the date of grant.  Certain stock options require that either the grantee or the Company satisfy specified performance criteria prior to exercisability of vested stock options.  Restricted shares vest 100% not prior to three years from the date of grant, and require that the staff member remains employed in good standing with the Company as of the vesting date.  Certain executive officer stock options and restricted stock may vest earlier in the event of a change of control, as defined in the plan.

Non-employee directors have received only non-qualified stock options under a non-employee director equity plan, which expired in May 2007.  Currently, we do not have a plan under which non-employee directors may be granted stock options or other equity interests in the Company.

Stock-based compensation totaled $13.1 million, $18.2 million and $18.2 million for fiscal 2008, 2007 and 2006, respectively.  The total income tax benefit recognized in the consolidated statements of operations related to stock-based compensation was $3.9 million, $5.5 million and $5.1 million during fiscal 2008, 2007 and 2006, respectively.  Capitalized stock-based compensation for fiscal years 2008, 2007 and 2006 was $1.3 million, $1.7 million and $1.3 million, respectively and was included in property and equipment, net and other assets on the consolidated balance sheet.

Stock Options

We apply the Black-Scholes valuation model in determining the fair value of stock option grants, which is then amortized on a straight-line basis over the requisite service period.  The weighted average fair value at the grant date for options issued during fiscal 2008, 2007 and 2006 was $6.78, $9.13 and $11.20 per option, respectively.  The fair value of options at date of grant was estimated using the following weighted average assumptions for fiscal 2008, 2007 and 2006, respectively: (a) no dividend yield on our stock, (b) expected stock price volatility of 39.9%,

31.3% and 32.8%, (c) a risk-free interest rate of 3.0%, 4.5% and 4.5%, and (d) an expected option term of 5.3 years, 5.0 years and 4.8 years.

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

Stock option activity during fiscal 2008 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at start of year	9,339	$25.98
Granted	1,645	$17.30
Exercised	(267)	$9.99
Cancelled	(1,289)	$28.42
Outstanding at end of year	9,428	$24.58	6.3	$677

Vested and expected to vest at end of year	7,592	$24.51	5.9	$503

Exercisable at end of year	4,005	$23.96	4.1	$212

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price at fiscal year end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on the fiscal year end date.  This amount changes based on the fair market value of our stock.  Total intrinsic value of options exercised during fiscal years 2008, 2007 and 2006 was $2.1 million, $7.6 million and $10.6 million, respectively.  As of December 30, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was $21.7 million, which we expect to recognize over a weighted average period of approximately 2.9 years.

Restricted Shares

Restricted share activity during fiscal 2008 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding at start of year	527	$25.70
Granted	20	$15.35
Vested	—	—
Forfeited	(101)	$21.78
Outstanding at end of year	446	$26.13

Fair value of our restricted shares is based on our closing stock price on the date of grant.  As of December 30, 2008, total unrecognized stock-based compensation expense related to nonvested restricted shares was $4.8 million, which is expected to be recognized over a weighted average period of approximately 1.4 years.

13.  Employee Benefit Plans:

We have established two defined contribution benefit plans (the “401(k) Plans”), one for The Cheesecake Factory restaurant, RockSugar Pan Asian Kitchen restaurant, bakery and corporate support employees, and another for our Grand Lux Cafe restaurant employees, in accordance with section 401(k) of the Internal Revenue Code.  These 401(k) Plans were approved for merger by our Board of Directors in February 2009.  The 401(k) Plans are open to all employees who meet certain compensation and eligibility requirements.  The 401(k) Plans allow participating employees to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options.  Our executive officers and other highly compensated employees are not eligible to participate in the 401(k) Plans.  We currently match in cash a certain percentage of the employee contributions to the 401(k) Plans and also pay for related administrative expenses, neither of which were significant amounts during fiscal 2008, 2007 and 2006.

We have also established The Cheesecake Factory Incorporated Executive Savings Plan (“ESP”).  The ESP is a non-qualified deferred compensation plan for our executive officers and other highly compensated employees as defined in the ESP and who are otherwise ineligible for participation in our 401(k) Plans.  The ESP allows participating employees to defer the receipt of a portion of their base compensation and up to 100% of their eligible bonuses.  Non-employee directors may also participate in the ESP and defer the receipt of their earned director fees.  We match in cash a certain percentage of the base compensation and bonus deferred by participating employees and also pay for related administrative expenses, neither of which was a significant amount during fiscal 2008, 2007 and 2006.  Employee deferrals and our match are deposited into a rabbi trust, and the funds are generally invested in individual variable life insurance contracts owned by us that are specifically designed to informally fund savings plans of this nature.  Our consolidated balance sheets reflect our investment in variable life insurance contracts in other assets.  Our obligation to participating employees is reflected in other noncurrent liabilities.  All income and expenses related to the rabbi trust are reflected in our consolidated statements of operations.

We maintain a self-insured medical and dental benefit plan for our employees.  We have purchased individual stop-loss coverage in order to limit our exposure to any significant medical claims.  Medical benefit plan expenses are accrued based on our estimate of the aggregate liability for uninsured claims incurred using actuarial methods commonly followed in the insurance industry and our historical experience.  The accrued liability for our self-insured medical benefit plan, which is included in other accrued expenses, as of December 30, 2008 and January 1, 2008, was $3.6 million and $3.8 million, respectively.

14.     Income Taxes:

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year
	2008	2007	2006

Income before income taxes	$73,255	$105,663	$113,134
Income tax provision:
Current:
Federal	$(2,822)	$26,943	$22,198
State	1,605	4,945	4,851
Total current	(1,217)	31,888	27,049
Deferred	22,179	(189)	4,803
Total	$20,962	$31,699	$31,852

The following is a reconciliation between the U.S. federal statutory rate and the effective tax rate:

	Fiscal Year
	2008	2007	2006

Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and district income taxes, net of federal income tax benefit	3.4	3.0	2.4
Tax credits and incentives	(11.6)	(6.5)	(5.1)
Executive compensation	3.1	—	—
Change in uncertain tax positions	(2.4)	0.9	(2.2)
Deferred compensation, manufacturing deduction and other	1.1	(2.4)	(1.9)
Effective tax rate	28.6%	30.0%	28.2%

Following are the temporary differences that created our deferred tax assets and liabilities (in thousands):

	December 30, 2008	January 1, 2008
Current deferred tax assets/(liabilities):
Employee benefits	$4,688	$5,103
Insurance	9,375	7,984
Inventory	(8,379)	(7,911)
Prepaid expenses	(6,010)	(5,328)
Tenant improvements	—	14,908
Derivative asset	1,450	—
Tax credit carryforwards	609	—
Other, net	1,268	247
Total	$3,001	$15,003

Noncurrent deferred tax assets/(liabilities):
Accrued rent	$18,240	$15,520
Property and equipment	(139,159)	(110,677)
Employee benefits	5,451	6,849
Stock-based compensation	17,846	14,492
Tax credit carryforwards	1,675	1,453
State taxes	2,167	2,028
Derivative asset	4,576	2,225
Net state operating loss carryforwards	178	309
Other, net	1,981	1,599
Total	$(87,045)	$(66,202)

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

At December 30, 2008, we had $3.7 million of unrecognized tax benefits, excluding interest.  We recognize interest related to uncertain tax positions in income tax expense.  Penalties related to uncertain tax positions are part of general and administrative expenses.  During fiscal 2008, we recognized $0.5 million of accrued interest associated with uncertain tax positions and relieved $2.2 million of interest associated with the Internal Revenue Service’s approval of our change in method of accounting for construction allowances.  As of December 30, 2008, we have approximately $0.7 million of accrued interest related to uncertain tax positions.  If recognized, the $3.7 million of unrecognized tax benefits would unfavorably affect the annual effective income tax rate.  We do not anticipate that our total unrecognized tax benefits will significantly change in the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2008	$16,142
Additions based on tax positions taken during a prior period	570
Reductions based on tax positions taken during a prior period	(14,907)
Additions based on tax positions taken during the current period	1,889
Reductions related to settlements with taxing authorities and lapses of statutes of limitations	—
Balance at December 30, 2008	$3,694

15.  Stockholder Rights Plan

We have a stockholder rights plan that provides for the distribution to stockholders of one right to purchase a unit equal to 1/100th of a share of junior participating cumulative preferred stock.  The rights are evidenced by our common stock certificates and automatically trade with our common stock.  The rights are not exercisable unless a person or group acquires (or commences a tender or exchange offer or announces an intention to acquire) 15% or more of our common stock (or 20% or more if such person or group was beneficial owner of 10% or more of our common stock on August 4, 1998 or any time thereafter) without the approval of our Board of Directors.  When declared exercisable, holders of the rights (other than the acquiring person or group) would have the right to purchase units of junior participating cumulative preferred stock having a market value equal to two times the exercise price of each right, which is $110.  Additionally, if we are thereafter merged into another entity, or if more than 50% of our consolidated assets or earnings power is sold or transferred, holders of the rights will be entitled to buy common stock of the acquiring person or group equal to two times the exercise price of each right.  During fiscal 2008, our Board of Directors extended the rights expiration date to August 4, 2018, unless redeemed earlier by us.

16.  Segment Information

We operate in two business segments.  Restaurants consist of The Cheesecake Factory®, Grand Lux Cafe® and RockSugar Pan Asian Kitchen™, which have similar investment criteria and economic and operating characteristics.  The bakery segment produces baked desserts and other products for our restaurants and for other foodservice operators, retailers and distributors.  Bakery sales to the restaurants are recorded at prices similar to third-party national accounts.  Unallocated corporate expenses, which include all stock-based compensation, assets and capital expenditures, are presented below as reconciling items to the amounts presented in the consolidated financial statements.

Segment information is presented below (in thousands):

	Fiscal Year
	2008	2007	2006
Revenue:
Restaurants	$1,536,543	$1,448,315	$1,249,427
Bakery	119,540	112,368	108,051
Intercompany bakery sales	(49,677)	(49,106)	(42,153)
	$1,606,406	$1,511,577	$1,315,325
Income from operations:
Restaurants	$158,803	$183,911	$168,061
Bakery	13,109	16,265	17,390
Corporate	(84,741)	(89,373)	(78,610)
	$87,171	$110,803	$106,841
Total assets:
Restaurants	$926,484	$950,606	$768,191
Bakery	57,680	59,041	54,695
Corporate	158,466	136,106	216,845
	$1,142,630	$1,145,753	$1,039,731
Capital expenditures:
Restaurants	$79,185	$196,875	$176,245
Bakery	2,365	4,250	6,614
Corporate	3,357	9,900	2,879
	$84,907	$211,025	$185,738
Depreciation and amortization:
Restaurants	$64,288	$56,724	$47,313
Bakery	2,990	2,851	2,333
Corporate	6,012	4,627	3,418
	$73,290	$64,202	$53,064

17.  Quarterly Financial Data (unaudited)

Summarized unaudited quarterly financial data for fiscal 2008 and 2007, is as follows (in thousands, except per share data):

Quarter Ended:	April 1, 2008	July 1, 2008	September 30, 2008	December 30, 2008
Revenues	$393,803	$407,134	$405,116	$400,353
Income from operations	$23,721	$29,968	$21,023	$12,459
Net income	$14,329	$19,101	$11,783	$7,080
Basic net income per share (1)	$0.21	$0.29	$0.19	$0.12
Diluted net income per share (1)	$0.21	$0.29	$0.19	$0.12

Quarter Ended:	April 3, 2007	July 3, 2007	October 2, 2007	January 1, 2008
Revenues	$356,583	$373,167	$375,536	$406,291
Income from operations	$25,443	$35,395	$27,833	$22,132
Net income	$18,406	$23,708	$18,524	$13,326
Basic net income per share (1)	$0.24	$0.33	$0.26	$0.19
Diluted net income per share (1)	$0.24	$0.33	$0.26	$0.19

(1)          Net income per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.

EXHIBIT INDEX

2.1	Form of Reorganization Agreement (1)
3.1	Certificate of Incorporation (2)
3.2	Amendments to Certificate of Incorporation (3)
3.3	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock, $.01 Par Value (2)
3.4	Certificate of Amendment of Certificate of Incorporation (2)
3.5	Form of Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (4)
3.6	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (5)
3.7	Amendment No. 2 to Rights Agreement dated as of August 1, 2008 between The Cheesecake Factory Incorporated and Computershare Trust Company (6)
3.8	Amended and Restated Bylaws (7)
3.9	Amendments to Bylaws (8)
10.1	David Overton Employment Agreement (9)*
10.2	First Amendment to David Overton Employment Agreement (10)*
10.3	Form of Second Amendment to David Overton Employment Agreement (7)*
10.4	Form of Third Amendment to David Overton Employment Agreement (11)*
10.5	The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan (1)*
10.6	Amendment to The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan (12)*
10.7	Second Amendment to The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan (13)*
10.8	The Cheesecake Factory Incorporated 1997 Non-Employee Director Stock Option Plan (as amended) (14)*
10.9	Nonqualified Stock Option Agreement under the Company’s 1997 Non-Employee Director Stock Option Plan (15)*
10.10	Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan (14)*
10.11	First Amendment to Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan (13)*
10.12	Second Amendment to Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan (16)*
10.13	Third Amendment to Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan (17)*
10.14	Amended and Restated 2001 Omnibus Stock Incentive Plan (14)*
10.15	First Amendment to Amended and Restated Year 2001 Omnibus Performance Stock Incentive Plan (17)*
10.16	Form of Notice of Grant of Stock Option and/or Restricted Share Award (18)*
10.17	Amended Form of Notice of Grant of Stock Option and/or Restricted Share Award*
10.18	Amended and Restated Annual Performance Incentive Plan (9)*
10.19	Form of Employment Agreements with Debby R. Zurzolo, Michael J. Dixon, Peter J. D’Amelio and Max S. Byfuglin (19)*
10.20	Form of First Amendment to Employment Agreements with Debby R. Zurzolo, Michael J. Dixon and Max S. Byfuglin (7)*
10.21	Form of Second Amendment to Employment Agreements with Debby R. Zurzolo (20)*
10.22	Form of Second Amendment to Employment Agreements with Max S. Byfuglin (20)*
10.23	Form of Employment Agreement with Russell Bendel (21)*
10.24	Form of Employment Agreement with W. Douglas Benn (11)*
10.25

Loan Agreement dated as of April 3, 2007 between The Cheesecake Factory Incorporated and JPMorgan Chase Bank as Administrative Agent, Bank of the West as Syndication Agent, and Bank of America, Wells Fargo Bank and Rabobank Nederland, as Documentation Agents (22)

10.26	Form of Amendment No. 1 to Loan Agreement dated as of March 5, 2008 between The Cheesecake Factory Incorporated and JPMorgan Chase Bank as Administrative Agent (23)
10.27	Form of Amendment No. 2 to Loan Agreement dated as of January 2, 2009 between The

Cheesecake Factory Incorporated and JPMorgan Chase Bank as Administrative Agent (24)
10.28	Cap/Floor Collar Transaction dated as of April 3, 2007 between The Cheesecake Factory Incorporated and JPMorgan Chase Bank (22)
10.29	Cap/Floor Collar Transaction dated as of October 3, 2007 between The Cheesecake Factory Incorporated and JPMorgan Chase Bank (21)
10.30	Cap/Floor Collar Transaction dated as of March 5, 2008 between The Cheesecake Factory Incorporated and Bank of the West (25)
10.31	Master Confirmation dated as of March 12, 2007 between The Cheesecake Factory Incorporated and Goldman, Sachs & Co. (22)
10.32	Supplemental Confirmation dated as of March 12, 2007 between The Cheesecake Factory Incorporated and Goldman, Sachs & Co. (22)
10.33	Amended and Restated Executive Savings Plan (17)*
10.34	First Amendment to Amended and Restated Executive Savings Plan *
10.35	Form of Indemnification Agreement (26)*
10.36	Compensation for Non-Employee Directors
10.37	Real Estate Option Agreement dated April 22, 2005 (27)
10.38	First Amendment to Option Agreement dated as of June 28, 2005 (27)
10.39	Inducement Agreement dated as of July 27, 2005 (27)
10.40	Amended Agreement of Grant of Stock Option to Debby R. Zurzolo (28)*
10.41	Amended Agreement of Grant of Stock Option to Debby R. Zurzolo (28)*
10.42	Stipulation of Settlement (29)
21.0	List of Subsidiaries
23.0	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer

* Management contract or compensatory plan or arrangement required to be filed as an exhibit.

(1)	Previously filed and incorporated by reference herein from the Registrant’s Registration Statement on Form S-1 (No. 33-47936).

(2)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended June 28, 2005.

(3)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed May 28, 2008.

(4)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-A filed August 18, 1998.

(5)	Previously filed and incorporated by reference herein from the Registrant’s post-effective Amendment No. 1 to its Registration Statement on Form 8-A filed November 13, 2003.

(6)	Previously filed and incorporated by reference herein from the Registrant’s post-effective Amendment No. 2 to its Registration Statement on Form 8-A/A filed August 1, 2008.

(7)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed December 10, 2007.

(8)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed April 21, 2008.

(9)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-K for the fiscal year ended December 28, 2004.

(10)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-K for the fiscal year ended January 3, 2006.

(11)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed January 23, 2009.

(12)	Previously filed and incorporated by reference herein from the Registrant’s Form S-8 filed January 28, 1999.

(13)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended October 3, 2006.

(14)	Previously filed and incorporated by reference herein from the Registrant’s Form S-8 filed September 2, 2004

(15)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended September 28, 2004.

(16)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-K for the fiscal year ended January 2, 2007.

(17)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed July 25, 2008.

(18)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed January 5, 2007.

(19)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed March 28, 2006.

(20)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed January 5, 2009.

(21)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended October 2, 2007.

(22)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended April 3, 2007.

(23)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed March 11, 2008.

(24)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed January 6, 2009.

(25)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed March 17, 2008.

(26)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed December 14, 2007.

(27)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed August 2, 2005.

(28)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed December 18, 2006.

(29)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed February 28, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of February 2009.

THE CHEESECAKE FACTORY INCORPORATED

/s/ DAVID OVERTON
By:	David Overton
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVID OVERTON	Chairman of the Board and	February 27, 2009
David Overton	Chief Executive Officer
(Principal Executive Officer)

/s/ W. DOUGLAS BENN	Executive Vice President and	February 27, 2009
W. Douglas Benn	Chief Financial Officer
(Principal Financial Officer)

/s/ CHERYL M. SLOMANN	Vice President, Controller and	February 27, 2009
Cheryl M. Slomann	Chief Accounting Officer
(Principal Accounting Officer)

/s/ ALEXANDER L. CAPPELLO	Director	February 27, 2009
Alexander L. Cappello

/s/ ALLEN J. BERNSTEIN	Director	February 27, 2009
Allen J. Bernstein

/s/ THOMAS L. GREGORY	Director	February 27, 2009
Thomas L. Gregory

/s/ DAVID R. KLOCK	Director	February 27, 2009
David R. Klock

/s/ JEROME I. KRANSDORF	Director	February 27, 2009
Jerome I. Kransdorf

/s/ WAYNE H. WHITE	Director	February 27, 2009
Wayne H. White

/s/ AGNIESZKA WINKLER	Director	February 27, 2009
Agnieszka Winkler