Form 10-Q
period 2009-03-31
CHEESECAKE FACTORY INC
filed 2009-05-08
CIK 887596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*    Yes ☐ No ☐

* The registrant has not yet been phased into the interactive data requirements.

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

Yes ☐  No ☒

As of May 4, 2009, 60,083,903 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2009	December 30, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,650	$80,365
Investments and marketable securities	—	996
Accounts receivable	6,612	12,537
Income tax receivable	8,564	12,713
Other receivables	18,892	32,821
Inventories	26,388	23,132
Prepaid expenses	27,249	24,654
Deferred income taxes	3,535	3,001
Total current assets	179,890	190,219
Property and equipment, net	852,369	860,489
Other assets:
Trademarks	4,218	4,177
Prepaid rent	57,312	58,323
Other	23,674	29,422
Total other assets	85,204	91,922
Total assets	$1,117,463	$1,142,630
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,682	$37,875
Other accrued expenses	138,752	147,958
Total current liabilities	172,434	185,833
Deferred income taxes	86,822	87,045
Deferred rent	58,350	57,286
Deemed landlord financing liability	56,657	54,887
Long-term debt	250,000	275,000
Other noncurrent liabilities	27,718	30,013
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 83,178,169 and 82,846,857 issued at March 31, 2009 and December 30, 2008, respectively	832	828
Additional paid-in capital	374,014	370,919
Retained earnings	606,730	596,711
Accumulated other comprehensive loss	(9,886)	(9,684)
Treasury stock, 23,100,079 shares at cost at March 31, 2009 and December 30, 2008	(506,208)	(506,208)
Total stockholder’s equity	465,482	452,566
Total liabilities and stockholders’ equity	$1,117,463	$1,142,630

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended March 31, 2009	Thirteen Weeks Ended April 1, 2008

Revenues	$392,794	$393,803

Costs and expenses:
Cost of sales	98,086	100,739
Labor expenses	133,240	132,523
Other operating costs and expenses	101,754	95,898
General and administrative expenses	21,410	20,343
Depreciation and amortization expenses	18,603	18,093
Preopening costs	1,720	2,486
Total costs and expenses	374,813	370,082
Income from operations	17,981	23,721
Interest expense	(5,030)	(3,539)
Interest income	208	522
Other expense, net	(175)	(175)
Income before income taxes	12,984	20,529
Income tax provision	2,965	6,200
Net income	$10,019	$14,329

Net income per share:
Basic	$0.17	$0.21
Diluted	$0.17	$0.21

Weighted average shares outstanding:
Basic	59,315	68,110
Diluted	59,520	68,629

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total

Balance, December 30, 2008	82,847	$828	$370,919	$596,711	$(9,684)	$(506,208)	$452,566
Comprehensive income:
Net income	—	—	—	10,019	—	—	10,019
Net unrealized gain on available-for-sale securities	—	—	—	—	1	—	1
Net unrealized loss on derivative financial instruments	—	—	—	—	(203)	—	(203)
Total comprehensive income							9,817
Issuance of common stock from stock options exercised	25	1	172	—	—	—	173
Tax impact of stock options exercised, net of cancellations	—	—	(600)	—	—	—	(600)
Stock-based compensation	—	—	3,523	—	—	—	3,523
Issuance of restricted stock, net of forfeitures	306	3	—	—	—	—	3
Balance, March 31, 2009	83,178	$832	$374,014	$606,730	$(9,886)	$(506,208)	$465,482

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended March 31, 2009	Thirteen Weeks Ended April 1, 2008

Cash flows from operating activities:
Net income	$10,019	$14,329
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	18,603	18,093
Deferred income taxes	(636)	(1,622)
Stock-based compensation	3,347	4,607
Tax impact of stock options exercised, net of cancellations	(600)	206
Excess tax benefit related to stock options exercised	—	(170)
Other	864	(45)
Changes in assets and liabilities:
Accounts receivable	5,925	3,556
Other receivables	13,929	36,876
Inventories	(3,256)	(3,162)
Prepaid expenses	(2,595)	118
Other assets	6,713	(631)
Accounts payable	(4,193)	(20,038)
Income taxes payable	4,149	7,281
Other accrued expenses	(11,703)	(21,199)
Cash provided by operating activities	40,566	38,199
Cash flows from investing activities:
Additions to property and equipment	(10,588)	(19,776)
Sales of available-for-sale securities	1,000	11,439
Cash used in investing activities	(9,588)	(8,337)
Cash flows from financing activities:
Deemed landlord financing proceeds	2,481	6,606
Deemed landlord financing payments	(347)	(313)
Proceeds from exercise of employee stock options	173	551
Excess tax benefit related to stock options exercised	—	170
(Repayment)/borrowing on credit facility	(25,000)	100,000
Purchase of treasury stock	—	(44,957)
Cash provided by/(used in) financing activities	(22,693)	62,057
Net change in cash and cash equivalents	8,285	91,919
Cash and cash equivalents at beginning of period	80,365	36,867
Cash and cash equivalents at end of period	$88,650	$128,786

Supplemental disclosures:
Interest paid	$4,301	$3,517
Income taxes paid	$224	$228

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we,” “us” and “our”) and its wholly owned subsidiaries prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The financial statements presented herein have not been audited by an independent registered public accounting firm, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the period.  However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year.  The preparation of financial statements in conformity with generally accepted accounting principles requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements.  These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses.  Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”).  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2008.

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of Statement No. 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until fiscal years beginning after November 15, 2008.  The adoption of the deferred provisions in the first quarter of fiscal 2009 did not impact our consolidated financial statements.  See Note 6 for further discussion of fair value measurement.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for us as of the first quarter of fiscal 2009.  The implementation of this Statement did not impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced related disclosures.  FSP 142-3 must be applied prospectively to all intangible assets acquired subsequent to fiscal years beginning after December 15, 2008.  Implementation of this Staff Position in the first quarter of fiscal 2009 did not have a material impact on our consolidated financial statements.

2. Investments and Marketable Securities

Investments and marketable securities consisted solely of available-for-sale securities (in thousands):

Corporate Debt Securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Maturity

March 31, 2009	$—	$—	$—	$—	—

December 30, 2008	$999	$—	$(3)	$996	February 2009

3.  Inventories

Inventories consisted of (in thousands):

	March 31, 2009	December 30, 2008

Restaurant food and supplies	$12,038	$12,091
Bakery finished goods	10,470	7,423
Bakery raw materials and supplies	3,880	3,618
Total	$26,388	$23,132

4.  Long-Term Debt

Long-term debt consisted of (in thousands):

	March 31, 2009	December 30, 2008

Credit facility	$250,000	$275,000

On April 3, 2007, we entered into a five-year revolving credit facility (“Facility”) with a maximum available borrowing commitment of $200 million.  On March 5, 2008, we amended the Facility to increase the maximum available borrowing commitment to $300 million.  On January 5, 2009, we entered into a second amendment, which reset our financial covenants and pricing, and also limited cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a liquidity threshold.  Borrowings under the amended Facility bear interest at a floating rate based on the London Interbank Offering Rate (LIBOR) plus a spread ranging from 2.50% to 2.75%, depending on our ratio of debt to trailing 12-month earnings before interest, taxes, depreciation, amortization and noncash stock option expense (“EBITDA”), as defined in the agreement.  In addition, we pay a commitment fee ranging from 0.40% to 0.45%, also depending on our ratio of debt to EBITDA, calculated on the average unused portion of the Facility.  The amended Facility restricts unsecured borrowings to $15 million and includes a pledge of our outstanding equity interests in The Cheesecake Factory Bakery Incorporated and The Cheesecake Factory Assets Co. LLC, which had carrying values of $79.6 million and $65.3 million, respectively, at March 31, 2009.

We are obligated to maintain certain financial covenants, which include a maximum debt to EBITDA ratio of 1.75 to 1.00 as of the fiscal quarter ending March 31, 2009 or 1.50 to 1.00 as of the end of any fiscal quarter thereafter, as well as a minimum EBITDAR (EBITDA plus rental expense), as defined in the Facility, to interest and rental expense ratio of 1.90 to 1.00 as of any of the fiscal quarters ending March 31, 2009 through September 28, 2010 or 2.00 to 1.00 as of the end of any fiscal quarter thereafter.  At March 31, 2009, we were in compliance with the covenants in effect under the Facility at that date.

Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of March 31, 2009, we had net availability for borrowings of $34.4 million, based on outstanding debt of $250.0 million and $15.6 million in standby letters of credit.  Since we have the contractual ability to maintain the outstanding balance on our Facility, the debt is classified as long-term on our consolidated balance sheets.

5.        Derivative Financial Instruments

At March 31, 2009, we held three zero-cost interest rate collars to hedge interest rate variability on $250 million of our Facility.  These instruments consist of combinations of purchased cap options with three-month LIBOR cap rates ranging from 4.50% to 5.35% and sold floor options with three-month LIBOR floor rates ranging from 2.54% to 4.69%, and have end dates of April 3, 2012.

These derivatives qualify for hedge accounting as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Accordingly, they are recognized at fair value as either assets or liabilities on the consolidated balance sheets.  All changes in fair value are recorded in accumulated other comprehensive income (“OCI”) and subsequently reclassified into earnings when the related interest expense on the underlying borrowing is recognized.  We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes.

Changes in the fair value of our interest rate collars are expected to be perfectly effective in offsetting the variability in interest payments attributable to fluctuations in three-month LIBOR rates above the cap rates and below the floor rates specified in the respective agreements.  If, at any time, the interest rate collars are determined to be ineffective, in whole or in part, due to changes in the interest rate collar or the underlying credit facility, the fair value of the portion of the derivative determined to be ineffective will be recognized as a gain or loss in other income/(expense) in the consolidated statements of operations.

The fair values and balance sheet locations of our derivatives are as follows (in thousands):

	Liability Derivatives
	March 31, 2009		December 30, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other accrued expenses	$5,123	Other accrued expenses	$3,702
Interest rate contracts	Other noncurrent liabilities	11,455	Other noncurrent liabilities	11,686
Total		$16,578		$15,388

We had no derivative financial instruments in asset positions as of March 31, 2009 or December 30, 2009.  See Note 6 for discussion of the methods used to determine fair value of our derivative financial instruments.

The effect of derivative instruments on our consolidated statements of operations is as follows (in thousands):

	Gain/(Loss) Recognized in OCI on Derivative		Location of Gain/(Loss) Reclassified from OCI into Income	Gain/(Loss) Reclassified from OCI into Income
	Thirteen Weeks Ended			Thirteen Weeks Ended
	March 31, 2009	April 1, 2008		March 31, 2009	April 1, 2008
Interest rate contracts	$(203)	$(3,835)	Interest Expense	$(1,049)	$18

We expect to reclassify approximately $5.1 million of these balances against earnings during the next 12 months as the related hedged interest expense is recognized.

6.  Fair Value Measurement

The following table presents our financial assets and liabilities that were accounted for at fair value as of March 31, 2009 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3

Assets:
Cash invested in money market fund	$86,249	$—	$—

Liabilities:
Derivative financial instruments	$—	$16,578	$—

For assets that are measured using quoted prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs.  At March 31, 2009, we had $86.2 million of cash invested in a tax-exempt money market fund, of which $50.1 million is insured by the U.S. Treasury Temporary Guarantee Program.

The fair value of our derivative financial instruments is estimated using the net present value of a series of cash flows on both the cap and floor components of the interest rate collars.  These cash flows are based on yield curves which take into account the contractual terms of the derivatives, including the period to maturity and market-based parameters such as interest rates and volatility.  We incorporate nonperformance risk by adjusting the present value of each liability position utilizing an estimation of our credit risk.

7. Commitments and Contingencies

The Internal Revenue Service (“IRS”) has audited our tax returns for fiscal years 2003 through 2006 with respect to the deductibility, under the provisions of Internal Revenue Code Section 162(m), of certain compensation in excess of $1 million per year paid to certain executive officers resulting from the exercise of stock options later determined to be misdated.  On May 1, 2008, the IRS issued us a Notice of Proposed Adjustment disallowing the deduction of approximately $5.1 million of compensation expense with respect to the exercise of stock options by three current executive officers and one former executive officer.  We are currently awaiting a Statutory Notice of Deficiency from the IRS on this issue.  We believe that our stock option compensation qualifies as performance based compensation that is not subject to the limitations on deductibility under Internal Revenue Section 162(m).  We plan to continue our discussions with the IRS in an effort to reach a favorable resolution.  We will, if necessary, pursue all available administrative and legal remedies to resolve this matter favorably.  While we believe that these options met the requirements of Internal Revenue Code 162(m), we have reserved $2.3 million for estimated taxes and interest due through March 31, 2009.  This reserve does not include penalties.

On January 20, 2009, one former hourly restaurant employee in the State of California filed a lawsuit in the San Diego County Superior Court (Giradin v. The Cheesecake Factory, Inc.; Case No. 37-2009-00081696-CU-OE-CTL) against us alleging violations of California’s wage and hour laws with respect to alleged failure to pay proper wages, failure to furnish accurate wage statements and violations of the California reporting time laws, among others claims.  This lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the respective plaintiffs and other purported class members. The plaintiff also seeks attorneys’ fees for themselves.  We intend to vigorously defend this action.  Based on the current status of this matter, we have not reserved for any potential future payments.

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

After failing in efforts to reach a conciliated settlement, on June 30, 2008, the EEOC for the Phoenix District Office filed a complaint with the United States District Court for the District of Arizona stylized as Equal Employment Opportunity Commission vs. The Cheesecake Factory, Inc.  The complaint (No. CV08-1207-PHX-NVW) alleges that since November 2004, we engaged in unlawful employment practices by permitting a class of male employees, including three named former employees, to be sexually harassed by male co-workers creating a hostile work environment in violation of Title VII.  The complaint also alleges, among other claims, that we knew or should have known of the alleged sexual harassment and failed to act reasonably to prevent or correct such alleged sexual harassment.  The complaint seeks injunctive relief and monetary compensation, including for emotional pain and suffering, among other damages.  We filed our answer to the complaint on December 24, 2008.  We deny the allegations and intend to vigorously defend against this litigation.  Based upon the current status of this matter, we have not reserved for any future payments.

On January 9, 2007, two former hourly restaurant employees in the State of California filed a lawsuit in the Los Angles County Superior Court against us alleging violations of California’s wage and hour laws with respect to alleged failure to pay proper wages, improper payroll deductions, and violations of the California meal and break period laws, among others claims (Guardado v. The Cheesecake Factory Restaurants, Inc. et al; Case No. BC360426).  This case was previously stayed by the parties through December 2008, pending the California Supreme Court’s decision to review Brinker Restaurant Corp. v. Superior Court of San Diego County (No. S166350, 2008) and then, with the Brinker case still pending, the parties discussed trying to mediate the case even though no decision in Brinker had yet been rendered.  On and February 23, 2009, an additional lawsuit with similar allegations were filed, in Santa Clara County Superior Court (Benitez v. The Cheesecake Factory Restaurants, Inc., et al; Case No. 109CV135687).  We gave notice to the respective courts in April, 2009, in Case No. 109CV135687 and Case No. BC360426 that such cases may be related matters.  The parties are currently in ongoing mediation efforts in Case No. BC360426.  These lawsuits seek unspecified amounts of penalties and other monetary payments on behalf of the respective plaintiffs and other purported class members.  The plaintiffs also seek attorneys’ fees for themselves.  We intend to vigorously defend these actions.  Based on the current status of these matters, we have not reserved for any potential future payments.

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

We are subject to various other administrative and legal proceedings that are discussed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2008.

8.  Stock-Based Compensation

Stock-based compensation totaled $3.3 million and $4.6 million for the thirteen weeks ended March 31, 2009 and April 1, 2008, respectively.  The total income tax benefit recognized in the consolidated statements of operations related to stock-based compensation was $0.7 million and $1.4 million during the thirteen weeks ended March 31, 2009 and April 1, 2008, respectively.  Capitalized stock-based compensation for the thirteen weeks ended March 31, 2009 and April 1, 2008 was $0.2 million and $0.4 million, respectively and was included in property and equipment, net and other assets on the consolidated balance sheet.

Stock Options

The weighted average fair value at the grant date for options issued during the first quarter of fiscal 2009 and 2008 was $4.71 and $7.79 per option, respectively.  The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the first quarter of fiscal 2009 and 2008, respectively: (a) no dividend yield on our stock, (b) expected stock price volatility of 56.2% and 34.7%, (c) a risk-free interest rate of 1.9% and 3.2%, and (d) an expected option term of 5.4 and 5.3 years.

Stock option activity during the thirteen weeks ended March 31, 2009 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 30, 2008	9,428	$24.58
Granted	1,512	$9.19
Exercised	(25)	$6.80
Cancelled	(340)	$24.98
Outstanding at March 31, 2009	10,575	$22.41	6.4	$4,840

Vested and expected to vest at March 31, 2009	8,356	$22.84	6.0	$3,257

Exercisable at March 31, 2009	4,322	$24.63	4.4	$444

The total intrinsic value of options exercised for the thirteen weeks ended March 31, 2009 and April 1, 2008 was $0.1 million and $0.7 million, respectively.  As of March 31, 2009, the total unrecognized stock-based compensation expense related to nonvested stock options was $23.7 million, which we expect to recognize over a weighted average period of approximately 3.3 years.

Restricted Shares

Restricted share activity during the thirteen weeks ended March 31, 2009 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding at December 30, 2008	446	$26.13
Granted	311	9.17
Vested	—	—
Cancelled	(5)	25.46
Outstanding at March 31, 2009	752	$18.66

Fair value of our restricted shares is based on our closing stock price on the date of grant.  As of March 31, 2009, total unrecognized stock-based compensation expense related to nonvested restricted shares was $6.0 million, which we expect to recognize over a weighted average period of approximately 2.8 years.

9.  Net Income Per Share

At March 31, 2009 and April 1, 2008, 0.8 million and 0.5 million shares, respectively, of restricted stock issued to employees were unvested, and therefore excluded from the calculation of basic earnings per share for each of the fiscal quarters ended on those dates.  Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted shares, calculated using the treasury stock method.  Assumed proceeds from the in-the-money options include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment.”

	Thirteen Weeks Ended March 31, 2009	Thirteen Weeks Ended April 1, 2008
	(In thousands, except per share data)
Net income	$10,019	$14,329

Basic weighted average shares outstanding	59,315	68,110
Dilutive effect of stock options and restricted shares	205	519

Diluted weighted average shares outstanding	59,520	68,629

Basic net income per share	$0.17	$0.21

Diluted net income per share	$0.17	$0.21

Shares of common stock equivalents of 10.1 million and 8.4 million for the thirteen weeks ended March 31, 2009 and April 1, 2008, respectively, were not included in the diluted calculation due to their anti-dilutive effect.

10.  Comprehensive Income

Comprehensive income consisted of (in thousands):

	Thirteen Weeks Ended March 31, 2009	Thirteen Weeks Ended April 1, 2008

Net income	$10,019	$14,329
Net unrealized gain on available-for-sale securities	1	51
Unrealized loss on derivative financial instruments	(203)	(3,835)

Total	$9,817	$10,545

11.  Segment Information

We operate in two business segments.  Restaurants consist of The Cheesecake Factory®, Grand Lux Cafe® and RockSugar Pan Asian Kitchen®, which have similar investment criteria and economic and operating characteristics.  The bakery segment produces baked desserts and other products for our restaurants and for other foodservice operators, retailers and distributors.  Bakery sales to the restaurants are recorded at prices similar to third-party national accounts.  Unallocated corporate expenses, which include all stock-based compensation, assets and capital expenditures, are presented below as reconciling items to the amounts presented in the consolidated financial statements.

Segment information is presented below (in thousands):

	Thirteen Weeks Ended March 31, 2009	Thirteen Weeks Ended April 1, 2008
Revenue:
Restaurants	$379,659	$378,684
Bakery	24,934	27,083
Intercompany bakery sales	(11,799)	(11,964)
Total	$392,794	$393,803

Income from operations:
Restaurants	$37,060	$42,065
Bakery	2,304	3,083
Corporate	(21,383)	(21,427)
Total	$17,981	$23,721

Depreciation and amortization:
Restaurants	$16,238	$15,833
Bakery	757	730
Corporate	1,608	1,530
Total	$18,603	$18,093

Capital expenditures:
Restaurants	$9,775	$18,896
Bakery	172	545
Corporate	641	335
Total	$10,588	$19,776

	March 31, 2009	December 30, 2008
Total assets:
Restaurants	$915,554	$926,484
Bakery	54,841	57,680
Corporate	147,068	158,466
Total	$1,117,463	$1,142,630

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain information included in this Form 10-Q and other materials filed or to be filed by us with the SEC (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters.  These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers.  Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify forward-looking statements.  These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the “Act”).

In connection with the “safe harbor” provisions of the Act, we have identified and are disclosing important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf (see Part II, Item 1A of this report and Part I, Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2008).  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. Except as may be required by law, we do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

General

This discussion and analysis should be read in conjunction with our interim unaudited consolidated financial statements and related notes included in this Form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2008.  The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

As of May 8, 2009, we operated 160 upscale, full-service casual dining restaurants, 146 under The Cheesecake Factory® mark, 13 under the Grand Lux Cafe® mark, one unit of our newest concept, RockSugar Pan Asian Kitchen® and two bakery production facilities.  We also licensed two limited menu bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.

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

Although we slowed the pace of new restaurant development in fiscal 2008 and 2009 to maintain our capital flexibility and as a result of landlord delays in expected opening dates for their retail developments, we plan to continue developing The Cheesecake Factory and Grand Lux Cafe in high quality, high profile locations within densely populated areas in both existing and new markets.  We apply a disciplined approach to site selection, choosing only premier sites that we believe can deliver the highest margins.

Results of Operations

The following table sets forth, for the periods indicated, our consolidated statements of operations expressed as percentages of revenues.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

	Thirteen Weeks Ended March 31, 2009	Thirteen Weeks Ended April 1, 2008

Revenues	100.0%	100.0%

Costs and expenses:
Cost of sales	25.0	25.6
Labor expenses	33.9	33.7
Other operating costs and expenses	25.9	24.3
General and administrative expenses	5.5	5.2
Depreciation and amortization expenses	4.7	4.6
Preopening costs	0.4	0.6
Total costs and expenses	95.4	94.0
Income from operations	4.6	6.0
Interest expense	(1.3)	(0.9)
Interest income	0.0	0.1
Other expense, net	0.0	0.0
Income before income taxes	3.3	5.2
Income tax provision	0.7	1.6
Net income	2.6%	3.6%

Thirteen Weeks Ended March 31, 2009 Compared to Thirteen Weeks Ended April 1, 2008

Revenues

Revenues decreased slightly to $392.8 million for the thirteen weeks ended March 31, 2009 compared to $393.8 million for the thirteen weeks ended April 1, 2008.

Restaurant sales increased slightly to $379.7 million compared to $378.7 million for the prior year first quarter.  The resulting sales increase of $1.0 million consisted of an $11.1 million, or a 3.4% decrease, in comparable restaurant sales and $12.1 million increase from locations that were not in the comparable sales base.  At March 31, 2009, there were 22 restaurants not included in the comparable sales base.  New restaurants become eligible to enter our comparable sales calculations in their 19th month of operation.

Comparable sales at The Cheesecake Factory restaurants decreased approximately 3.2% from the prior year first quarter.  We implemented an approximate 1.2% effective menu price increase during our winter menu update in the first quarter of fiscal 2009, and an approximate 1.0% effective menu price increase during our summer menu update in the third quarter of fiscal 2008.  The decrease in comparable sales for the first quarter of fiscal 2009 was due to reduced guest traffic at our restaurants primarily resulting from the macro economic factors affecting the restaurant industry in general.

Comparable sales at the Grand Lux Cafes decreased approximately 5.0% compared to the prior year first quarter.  We implemented a weighted-average effective menu price increase of approximately 0.3% in April 2009.  The decrease in Grand Lux

Cafe comparable sales is also attributable to a decline in guest traffic caused primarily by the macro economic factors impacting the restaurant industry in general.

We generally update and reprint the menus in our restaurants twice a year.  For The Cheesecake Factory restaurants, these updates generally occur during the first quarter (the “winter menu change”) and during the third quarter (the “summer menu change”).  As part of these menu updates, we evaluate the need for menu price increases based on those operating cost and expense increases that we are aware of or can reasonably expect.  While menu price increases can facilitate increased comparable restaurant sales in addition to offsetting margin pressure, all potential menu price increases are carefully considered in light of their ultimate acceptability by our restaurant guests.  Additionally, other factors outside of our control, such as general economic conditions, inclement weather, timing of holidays, and competitive and other factors, including those referenced in the Annual Report on Form 10-K for the year ended December 30, 2008 can impact comparable sales.  Accordingly, there can be no assurance that increases in comparable sales will be achieved.  We plan to review our operating cost and expense trends in the spring of 2009 and consider the need for and our ability to take additional menu pricing in connection with our 2009 summer menu change.

Total restaurant operating weeks increased 4% to 2,073 for the thirteen weeks ended March 31, 2009 primarily from the opening of eight new restaurants during the trailing 15-month period.  Average sales per restaurant operating week decreased 4% to $183,100 compared to the first quarter of fiscal 2008. This decrease in average weekly sales is due principally to a decline in guest traffic.

In fiscal 2009, we have opened one The Cheesecake Factory restaurant to date and will open at most one additional restaurant during the remainder of the year.  We do not plan to open any Grand Lux Cafe or RockSugar Pan Asian Kitchen restaurants during fiscal 2009.

Bakery sales to other foodservice operators, retailers and distributors (“bakery sales”) decreased 13% to $13.1 million for the thirteen weeks ended March 31, 2009 compared to $15.1 million for the comparable period of last year. This decrease is due primarily to lower sales to the warehouse clubs, which is our largest sales channel for bakery sales.  Warehouse clubs accounted for approximately 67% of total bakery sales in the current quarter compared to 69% for the first quarter of fiscal 2008.

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

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is reflected separately in depreciation and amortization expenses.

Cost of sales decreased 3% to $98.1 million for the thirteen weeks ended March 31, 2009, compared to $100.7 million for the comparable period last year.  As a percentage of revenues, these costs decreased to 25.0% in the first quarter of fiscal 2009 compared to 25.6% in the comparable period of last year. This decrease was primarily attributable to the development of new menu items with lower food costs, favorable year-over-year pricing for produce, cheese and meat, and ongoing supply chain optimization efforts.

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

We are currently able to contract for the majority of the food commodities used in our operations for periods up to one year.  With the exception of cream cheese used in our bakery operations, some of our commodities, such as fish, dairy, and certain produce products are not currently contractible for periods longer than 30 days in most cases.  As a result, these commodities can be subject to unforeseen supply and cost fluctuations due principally to weather and other agricultural conditions.  Cream cheese is the most significant commodity used in our bakery products, with an expected requirement of between 11 million and 12 million pounds during fiscal 2009.  We have contracted for a majority of our fiscal 2009 cream cheese requirements and will also purchase cream cheese on the spot market as necessary to supplement our agreements.

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

While we have taken steps to qualify multiple suppliers and enter into agreements for some of the key commodities used in our restaurant and bakery operations, there can be no assurance that future supplies and costs for these commodities will not fluctuate due to weather, fuel costs and other market conditions outside of our control.  For new restaurants, cost of sales will typically be higher during the first three to four months of operations until they normalize as our management team at each new restaurant becomes more accustomed to better predicting, managing and servicing the sales volumes at the new restaurant.

Labor Expenses

Labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, increased 1% to $133.2 million for the thirteen weeks ended March 31, 2009 compared to $132.5 million for the comparable period last year.  As a percentage of revenues, labor expenses increased to 33.9% versus 33.7% for the comparable period last year due primarily to higher first quarter fiscal 2009 health insurance costs of 1.0%, almost completely offset by favorable direct operating labor costs in the current quarter as compared to the first quarter of fiscal 2008.

While we manage our labor judiciously to adapt to revenue fluctuations, we expect to experience de-leveraging of labor expenses at lower sales levels as we are committed to delivering the level of service our guests expect, while still achieving reasonable labor costs.  However, our direct operating labor costs for the first quarter of fiscal 2009 were favorable to the comparable prior year period due to labor efficiencies from fewer new restaurant openings in the fourth quarter of fiscal 2008 versus the fourth quarter of fiscal 2007, savings from the rollout of our Kitchen Management System and reductions in manager staffing.  Stock-based compensation included in labor also declined to $1.3 million for the thirteen weeks ended March 31, 2009 from $1.8 million for the comparable prior year period.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses reported separately) and bakery production overhead, selling and distribution expenses.  Other operating costs and expenses increased 6% to $101.8 million for the thirteen weeks ended March 31, 2009 compared to $95.9 million for the comparable period of the prior year.  This increase was principally attributable to the 4% increase in restaurant operating weeks.  As a percentage of revenues, other operating costs and expenses increased to 25.9% for the thirteen weeks ended March 31, 2009 versus 24.3% for the comparable period of last year.  This increase was primarily due to favorable adjustments to our self-insurance reserves in the first quarter of fiscal 2008, additional marketing programs in the first quarter of fiscal 2009 and de-leveraging of fixed costs due to lower average weekly sales at our restaurants.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, as well as the restaurant field supervision, bakery administrative, and corporate support and marketing organizations.  G&A expenses increased 5% to $21.4 million for the thirteen weeks ended March 31, 2009 compared to $20.3 million for the comparable period of last year.  As a percentage of revenues, G&A expenses increased to 5.5% for the thirteen weeks ended March 31, 2009 versus 5.2% for the comparable period of fiscal 2008.  Higher gift card related costs and a higher accrual for corporate bonuses in the first quarter of fiscal 2009 were partially offset by lower stock-based compensation expense.  G&A expenses included $1.9 million and $2.7 million of stock-based compensation expense in the first quarter of fiscal 2009 and fiscal 2008, respectively.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased 3% to $18.6 million for the thirteen weeks ended March 31, 2009 compared to $18.1 million for the thirteen weeks ended April 1, 2008.  This increase was principally due to purchases of property and equipment associated with new restaurant openings throughout the last three quarters of fiscal 2008 and the first quarter of fiscal 2009.  As a percentage of revenues, depreciation and amortization increased to 4.7% for the thirteen weeks ended March 31, 2009 compared to 4.6% for the same period of last year.  The increase is primarily attributable to de-leveraging from lower average weekly sales at our restaurants.

Preopening Costs

Preopening costs include incremental out-of-pocket costs that are directly related to the openings of new restaurants and are not otherwise capitalizable, and includes all costs to relocate and compensate restaurant management employees; costs to recruit and train hourly restaurant employees; wages, travel and lodging costs for our opening training team and other support employees; costs for practice food service activities; and straight-line minimum base rent during the build-out and in-restaurant training periods.  Also included in preopening costs are expenses allocated to each restaurant opening, which may potentially include costs for maintaining a roster of trained managers for pending openings, as well as corporate travel and support activities.  Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Preopening costs decreased to $1.7 million for the thirteen weeks ended March 31, 2009 compared to $2.5 million in the comparable period of the prior year.  While we opened one The Cheesecake Factory restaurant during the first quarter of fiscal 2009 compared with no restaurant openings in the first quarter of fiscal 2008, we opened five new restaurants in the second quarter of fiscal 2008, including RockSugar Pan Asian Kitchen, for which we incurred preopening costs in the first quarter of last year.

Interest Expense, Interest Income and Other Expense, Net

Interest expense increased to $5.0 million for the thirteen weeks ended March 31, 2009 compared to $3.5 million for the comparable period last year, due primarily to higher interest rates in conjunction with the January 5, 2009 amendment of our revolving credit facility.  In addition, our average outstanding debt balance was higher during the first quarter of fiscal 2009 compared to the first quarter of last year.  (See Note 4 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report.)  Interest expense also included $0.9 million for both the thirteen weeks ended March 31, 2009 and the comparable prior year period associated with landlord construction allowances deemed to be financing in accordance with Emerging Issues Task Force No. 97-10, “The Effect of Lessee Involvement in Asset Construction.”

Interest income decreased to $0.2 million for the first quarter of fiscal 2009 compared to $0.5 million for the comparable period last year, due primarily to lower investment balances outstanding during the first quarter of fiscal 2009.  We recorded net other expense of $0.2 million for both the thirteen weeks ended March 31, 2009 and the comparable prior year period.

Income Tax Provision

Our effective income tax rate was 22.8% for the thirteen weeks ended March 31, 2009 compared with 30.2% for the comparable prior year period.  The effective tax rate is affected by a number of factors, including pretax income and tax credits achieved during the year.  The tax rate decrease from the prior year was primarily attributable to a higher proportion of employment-related tax credits in relation to pretax income and lower non-deductible losses in our investments in variable life insurance contracts used to support our Executive Savings Plan.

Fiscal 2009 Outlook

We plan to open no more than two new locations in fiscal 2009, consisting solely of The Cheesecake Factory restaurant concept; one location was opened in the first quarter.  We anticipate diluted earnings per share for fiscal 2009 of between $0.67 and $0.75, assuming, among other things, that comparable restaurant sales are in a range of between negative 3% and negative 4.5%.  We expect fiscal 2009 capital expenditures to range between $40 million and $45 million, of which approximately $13 million to $16 million will be used to fund new restaurant development.  We expect to generate free cash flow of approximately $85 million to $95 million in fiscal 2009 and plan to utilize this free cash flow, as well as a portion of our existing cash on hand, to repay a minimum of $100 million of the outstanding balance on our credit facility.  The estimated earnings per share range for fiscal 2009 includes $0.03 per share in expense related to the anticipated unwinding of an interest rate collar in conjunction with the expected debt repayment, which we expect to occur in the second quarter of fiscal 2009.  See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our derivative financial instruments.

On April 16, 2009, General Growth Properties, Inc. and many of its affiliates (collectively “GGP”) filed for protection under Chapter 11 of the United States Bankruptcy Code.  Twenty-two percent of our restaurants are located in GGP owned, managed or controlled locations.  The bankruptcy cases are not expected to have a material adverse effect on our operations or results.

Liquidity and Capital Resources

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in millions):

	March 31, 2009	December 30, 2008

Cash and marketable securities on hand	$88.7	$81.4
Net working capital	$7.4	$4.4
Current ratio	1.0:1	1.0:1
Long-term debt and deemed landlord financing liability, including current portion (1)	$308.1	$331.3

(1)

Landlord construction allowances related to restaurant locations for which we are deemed, for accounting purposes only, to have an ownership interest are reflected in our balance sheets as deemed landlord financing.  This liability is amortized over the lease term based on the rent payments designated in the lease agreement.

	Thirteen Weeks Ended March 31, 2009	Thirteen Weeks Ended April 1, 2008

Cash provided by operating activities	$40.6	$38.2
Capital expenditures	$10.6	$19.8
(Repayment)/borrowing on credit facility	$(25.0)	$100.0
Purchase of treasury stock	$—	$45.0

During the thirteen weeks ended March 31, 2009, our cash and marketable securities on hand increased by $7.3 million to $88.7 million from the period ended December 30, 2008.  This increase was primarily attributable to cash provided by operating activities and landlord construction contributions, partially offset by a repayment on our credit facility and purchases of property and equipment.  At March 31, 2009, we had $86.2 million of cash invested in a tax-exempt money market fund, of which $50.1 million was insured by the U.S. Treasury Temporary Guarantee Program.

For fiscal 2009, we currently estimate our cash outlays for capital expenditures to range between $40 million and $45 million, net of agreed-upon up-front cash landlord construction contributions and excluding $5 million to $6 million of expected noncapitalizable preopening costs for new restaurants.  This amount also excludes approximately $6 million of landlord construction contributions to be applied as reductions to minimum or percentage rent over the lease terms. The amount reflected as additions to property and equipment in the consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each operating lease.  This estimate contemplates a net outlay of $13 million to $16 million for as many as two restaurants to be opened during fiscal 2009, estimated construction-in-progress disbursements for anticipated fiscal 2010 openings and estimated collections of up-front cash landlord construction contributions.  Expected capital expenditures for fiscal 2009 also include approximately $20 million to $21 million for maintenance and capacity addition expenditures to our existing restaurants and $7 million to $8 million for bakery and corporate infrastructure investments.

At March 31, 2009, we had $250 million of borrowings outstanding under our $300 million Facility, having repaid $25 million during the first quarter of fiscal 2009.  Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of March 31, 2009, we had net availability for borrowings of $34.4 million, based on $15.6 million in standby letters of credit and the $250 million of outstanding borrowings.  See Note 4 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.

During fiscal 2008 and 2007, we entered into three zero-cost interest rate collars to hedge interest rate variability on $250 million of outstanding borrowings on our Facility.  See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our derivative financial instruments.

Based on our current expansion objectives, we believe that our cash and cash equivalents, combined with expected cash flows provided by operations, available borrowings under our credit facility and expected landlord construction contributions should be sufficient in the aggregate to finance our planned capital expenditures and other operating activities through fiscal 2009.  We may seek additional funds to finance our growth in the future.  However, there can be no assurance that such funds will be available when needed or on terms acceptable to us.

As of March 31, 2009, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties.  Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  The Statement applies whenever other statements require or permit assets or liabilities to be measured at fair value.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application was deferred for one year.  We adopted the initial provisions of SFAS 157 in the first quarter of fiscal 2008 and the deferred provisions in the first quarter of fiscal 2009.  Adoption did not have a material impact on our consolidated financial statements.  See Note 6 for further discussion of fair value measurement.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for us as of the first quarter of fiscal 2009.  The implementation of this statement did not have an impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced related disclosures.  FSP 142-3 must be applied prospectively to all intangible assets acquired subsequent to fiscal years beginning after December 15, 2008.  Implementation of this staff position in the first quarter of fiscal 2009 did not have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion of market risks contains forward-looking statements.  Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

We are exposed to market risk from interest rate changes on funded debt.  This exposure relates to the component of the interest rate on our $300 million Facility that is indexed to three-month LIBOR.  At March 31, 2009, we had $250 million in debt outstanding under the Facility.  Since all of our funded debt is hedged, a hypothetical 1% interest rate increase would not have an impact on our pretax results of operations.  By using derivative instruments to hedge exposure to changes in interest rates, we are exposed to the potential failure of our counterparties to perform under the terms of the agreements.  We minimize this credit risk by contracting only with high-quality counterparties whose credit rating is evaluated on a quarterly basis.  See Notes 4 and 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt and derivative financial instruments, respectively.

We are also subject to market risk related to our investments in variable life insurance contracts used to support our Executive Savings Plan, to the extent these investments are not equivalent to the related liability.  In addition, because changes in these investments are not subject to tax, the full impact of gains or losses affects net income.  Based on balances at March 31, 2009, a hypothetical 10% decline in the market value of our deferred compensation assets and related liabilities would not impact income from operations; however net income would decrease by $0.4 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 7 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A.  Risk Factors

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2008.  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

Item 6.  Exhibits

Exhibit 2.1	Form of Reorganization Agreement (1)

Exhibit 3.1	Certificate of Incorporation (2)

Exhibit 3.2	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock, $.01 Par Value (2)

Exhibit 3.3	Certificate of Amendment of Certificate of Incorporation (2)

Exhibit 3.4	Amendments to Certificate of Incorporation (3)

Exhibit 3.5	Amended and Restated Bylaws (4)

Exhibit 3.6	Amendments to Bylaws (5)

Exhibit 4.1	Form of Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (6)

Exhibit 4.2	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation (7)

Exhibit 4.3	Amendment No. 2 to Rights Agreement dated as of August 1, 2008 between The Cheesecake Factory Incorporated and Computershare Trust Company (8)

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed and incorporated by reference herein from the Registrant’s Registration Statement on Form S-1 (No. 33-47936).

(2)	Previously filed and incorporated by reference herein from the Registrant’s Form 10-Q for the quarterly period ended June 28, 2005.

(3)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed May 28, 2008.

(4)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed December 10, 2007.

(5)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed April 21, 2008.

(6)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-A dated August 19, 1998.

(7)	Previously filed and incorporated by reference herein from the Registrant’s post-effective Amendment No. 1 to its Registration Statement on Form 8-A filed November 13, 2003.

(8)	Previously filed and incorporated by reference herein from the Registrant’s Form 8-K filed August 1, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2009	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ W. DOUGLAS BENN
W. Douglas Benn
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)