Form 10-Q
period 2009-06-30
CHEESECAKE FACTORY INC
filed 2009-08-06
CIK 887596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of August 3, 2009, 60,155,412 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

PART I.          FINANCIAL INFORMATION

Item 1.             Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2009	December 30, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$95,582	$80,365
Investments and marketable securities	—	996
Accounts receivable	6,289	12,537
Income tax receivable	—	12,713
Other receivables	16,099	32,821
Inventories	28,513	23,132
Prepaid expenses	26,430	24,654
Deferred income taxes	3,823	3,001
Total current assets	176,736	190,219
Property and equipment, net	836,244	860,489
Other assets:
Trademarks	4,254	4,177
Prepaid rent	56,234	58,323
Other	25,859	29,422
Total other assets	86,347	91,922
Total assets	$1,099,327	$1,142,630
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,828	$37,875
Income taxes payable	4,205	—
Other accrued expenses	145,222	147,958
Total current liabilities	181,255	185,833
Deferred income taxes	87,819	87,045
Deferred rent	61,063	57,286
Deemed landlord financing liability	52,579	54,887
Long-term debt	200,000	275,000
Other noncurrent liabilities	27,862	30,013
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 83,250,402 and 82,846,857 issued at June 30, 2009 and December 30, 2008, respectively	832	828
Additional paid-in capital	377,745	370,919
Retained earnings	623,299	596,711
Accumulated other comprehensive loss	(6,919)	(9,684)
Treasury stock, 23,100,079 shares at cost at June 30, 2009 and December 30, 2008	(506,208)	(506,208)
Total stockholders’ equity	488,749	452,566
Total liabilities and stockholders’ equity	$1,099,327	$1,142,630

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended June 30, 2009	Thirteen Weeks Ended July 1, 2008	Twenty-Six Weeks Ended June 30, 2009	Twenty-Six Weeks Ended July 1, 2008

Revenues	$407,944	$407,134	$800,738	$800,937

Costs and expenses:
Cost of sales	99,284	104,540	197,370	205,279
Labor expenses	135,143	133,192	268,383	265,715
Other operating costs and expenses	99,259	96,243	201,013	192,141
General and administrative expenses	26,075	20,211	47,485	40,554
Depreciation and amortization expenses	18,755	18,361	37,358	36,454
Preopening costs	469	4,619	2,189	7,105
Total costs and expenses	378,985	377,166	753,798	747,248
Income from operations	28,959	29,968	46,940	53,689
Interest expense	(7,459)	(4,080)	(12,489)	(7,619)
Interest income	101	596	309	1,118
Other income/(expense), net	630	61	455	(114)
Income before income taxes	22,231	26,545	35,215	47,074
Income tax provision	5,662	7,444	8,627	13,644
Net income	$16,569	$19,101	$26,588	$33,430

Net income per share:
Basic	$0.28	$0.29	$0.45	$0.50
Diluted	$0.28	$0.29	$0.44	$0.50

Weighted average shares outstanding:
Basic	59,337	65,474	59,326	66,792
Diluted	60,069	65,916	59,795	67,240

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total

Balance, December 30, 2008	82,847	$828	$370,919	$596,711	$(9,684)	$(506,208)	$452,566
Comprehensive income:
Net income	—	—	—	26,588	—	—	26,588
Net unrealized gain on available-for-sale securities	—	—	—	—	1	—	1
Net unrealized gain on derivative financial instruments	—	—	—	—	2,764	—	2,764
Total comprehensive income							29,353
Issuance of common stock from stock options exercised	45	1	349	—	—	—	350
Tax impact of stock options exercised, net of cancellations	—	—	(862)	—	—	—	(862)
Stock-based compensation	—	—	7,339	—	—	—	7,339
Issuance of restricted stock, net of forfeitures	358	3	—	—	—	—	3
Balance, June 30, 2009	83,250	$832	$377,745	$623,299	$(6,919)	$(506,208)	$488,749

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended June 30, 2009	Twenty-Six Weeks Ended July 1, 2008

Cash flows from operating activities:
Net income	$26,588	$33,430
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	37,358	36,454
Deferred income taxes	(1,723)	(3,750)
Stock-based compensation	7,066	7,013
Tax impact of stock options exercised, net of cancellations	(862)	(993)
Excess tax benefit related to stock options exercised	(14)	(348)
Other	1,352	768
Changes in assets and liabilities:
Accounts receivable	6,248	4,417
Other receivables	16,722	38,104
Inventories	(5,381)	(5,790)
Prepaid expenses	(1,776)	(509)
Other assets	5,482	(2,672)
Accounts payable	(6,047)	(21,498)
Income taxes payable	16,918	10,676
Other accrued expenses	2,144	(22,661)
Cash provided by operating activities	104,075	72,641
Cash flows from investing activities:
Additions to property and equipment	(17,084)	(39,766)
Sales of available-for-sale securities	1,000	11,466
Cash used in investing activities	(16,084)	(28,300)
Cash flows from financing activities:
Deemed landlord financing proceeds	2,567	7,305
Deemed landlord financing payments	(705)	(636)
Proceeds from exercise of employee stock options	350	2,173
Excess tax benefit related to stock options exercised	14	348
(Repayment)/borrowing on credit facility	(75,000)	100,000
Purchase of treasury stock	—	(97,130)
Capital contribution	—	516
Cash (used in)/provided by financing activities	(72,774)	12,576
Net change in cash and cash equivalents	15,217	56,917
Cash and cash equivalents at beginning of period	80,365	36,867
Cash and cash equivalents at end of period	$95,582	$93,784

Supplemental disclosures:
Interest paid	$12,137	$8,333
Income taxes paid	$4,121	$7,716

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and its wholly owned subsidiaries (referred to herein as the “Company” or in the first person notations “we,” “us” and “our”) prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The financial statements presented herein have not been audited by an independent registered public accounting firm, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the period.  However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year.  The preparation of financial statements in conformity with GAAP  requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements.  These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses.  Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”).  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2008.

Fair Value of Financial Instruments

For cash and cash equivalents, the carrying amount approximates fair value because of the short maturity of these instruments.  The fair value of our investments and marketable securities equals the quoted market price.  The fair value of our long-term debt and deemed landlord financing liabilities are determined using current applicable rates for similar instruments as of the balance sheet date.  We amended our credit agreement in January 2009, bringing our interest rate to current applicable market rates.  As a result, we believe the carrying value of our long-term debt approximates fair value.  The fair value of our deemed landlord financing liabilities is $53.2 million versus a carrying value of $54.1 million.

Impairment of Long-Lived Assets

As discussed in Critical Accounting Policies in Part I, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2008, we regularly review restaurants that fall below a defined threshold of projected cash flows to carrying value in order to determine potential impairment.  We are currently monitoring three Grand Lux Cafe locations, which have a combined carrying value of $29.1 million.  These sites are relatively new and it is difficult in the current economic environment to determine the revenue and profitability levels these restaurants will be able to achieve over time.  There is significant judgment involved in determining whether to impair a long-lived asset.  Until we know the full extent of the impact from the sales and cost initiatives recently implemented throughout the Grand Lux Cafe concept, as well as further actions taken at these specific locations, it is premature to determine that an impairment charge is warranted.

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of Statement No. 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until fiscal years beginning after November 15, 2008.  The adoption of the deferred provisions in the first quarter of fiscal 2009 did not impact our consolidated financial statements.  See Note 6 for further discussion of fair value measurement.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and was effective for us as of the first quarter of fiscal 2009.  The implementation of this Statement did not impact our consolidated financial statements.

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

In April 2009, the FASB issued FASB Staff Position FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about the fair value of financial instruments for interim reporting periods in addition to annual reporting periods.  FSP FAS 107-1 and APB 28-1 is effective for all interim and annual reporting periods ending after June 15, 2009.  Implementation of this Staff Position in the second quarter of fiscal 2009 did not impact our consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued.  SFAS 165 requires disclosure of the date through which a company has evaluated subsequent events and the basis for that date, which for public entities is the date the financial statements are issued.  SFAS 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and will not result in significant changes in the subsequent events reported by us.  SFAS 165 is effective for interim or annual periods ending after June 15, 2009.  We implemented SFAS 165 during the second quarter of fiscal 2009.  We performed a review for subsequent events through August 6, 2009, the date of this report.  No recognized or non-recognized subsequent events were noted.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FAS No. 162” (“Codification”), which will become the single source of authoritative nongovernmental GAAP.  All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, will be superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification does not change GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically-organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009.  Beginning in the third quarter of fiscal 2009, all references to authoritative accounting literature in our financial statements will be referenced in accordance with the Codification.  There will be no changes to the content of our financial statements or disclosures as a result of implementing the Codification.

2.  Investments and Marketable Securities

Investments and marketable securities consisted solely of available-for-sale securities (in thousands):

Corporate Debt Securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Maturity

June 30, 2009	$—	$—	$—	$—	—

December 30, 2008	$999	$—	$(3)	$996	February 2009

3.  Inventories

Inventories consisted of (in thousands):

	June 30, 2009	December 30, 2008

Restaurant food and supplies	$12,391	$12,091
Bakery finished goods	12,441	7,423
Bakery raw materials and supplies	3,681	3,618
Total	$28,513	$23,132

4.  Long-Term Debt

Long-term debt consisted of (in thousands):

	June 30, 2009	December 30, 2008

Credit facility	$200,000	$275,000

On April 3, 2007, we entered into a five-year revolving credit facility (“Facility”) with a maximum available borrowing commitment of $200 million.  On March 5, 2008, we amended the Facility to increase the maximum available borrowing commitment to $300 million.  On January 5, 2009, we entered into a second amendment, which reset our financial covenants and pricing, and also limited cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a liquidity threshold.  Borrowings under the amended Facility bear interest at a floating rate based on the London Interbank Offering Rate (LIBOR) plus a spread ranging from 2.50% to 2.75%, depending on our ratio of debt to trailing 12-month earnings before interest, taxes, depreciation, amortization and noncash stock option expense (“EBITDA”), as defined in the agreement.  In addition, we pay a commitment fee ranging from 0.40% to 0.45%, also depending on our ratio of debt to EBITDA, calculated on the average unused portion of the Facility.  The amended Facility restricts unsecured borrowings to $15 million and includes a pledge of our outstanding equity interests in The Cheesecake Factory Bakery Incorporated and The Cheesecake Factory Assets Co. LLC, which had carrying values of $81.2 million and $65.3 million, respectively, at June 30, 2009.

We are obligated to maintain certain financial covenants, which include a maximum debt to EBITDA ratio of 1.75 to 1.00 as of the fiscal quarter ending March 31, 2009 or 1.50 to 1.00 as of the end of any fiscal quarter thereafter, as well as a minimum EBITDAR (EBITDA plus rental expense), as defined in the Facility, to interest and rental expense ratio of 1.90 to 1.00 as of any of the fiscal quarters ending March 31, 2009 through September 28, 2010 or 2.00 to 1.00 as of the end of any fiscal quarter thereafter.  At June 30, 2009, our EBITDA and EBITDAR ratios were 1.17 and 2.24, respectively.  Therefore, we were in compliance with the covenants in effect under the Facility at that date.

Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of June 30, 2009, we had net availability for borrowings of $85 million, based on outstanding debt of $200 million and $15 million in standby letters of credit at June 30, 2009.  During the first half of fiscal 2009, we repaid $75 million of the outstanding balance on the Facility.  In July 2009, we repaid an additional $25 million to bring our current outstanding balance to $175 million.  Since we have the contractual ability to maintain the outstanding balance on our Facility, the debt is classified as long-term on our consolidated balance sheets.

5.        Derivative Financial Instruments

At the beginning of fiscal 2009, we held three zero-cost interest rate collars to hedge interest rate variability on $250 million of the outstanding balance on our Facility.  During the second quarter of fiscal 2009, we unwound a collar on $100 million of our indebtedness at a cost of $3.3 million.  Our two remaining instruments consist of combinations of purchased cap options with three-month LIBOR cap rates of 5.35% and sold floor options with three-month LIBOR floor rates ranging from 4.49% to 4.69%, and have maturity dates of April 3, 2012.

These derivatives qualify for hedge accounting as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Accordingly, they are recognized at fair value as either assets or liabilities on the consolidated balance sheets.  All changes in fair value are recorded in accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings when the related interest expense on the underlying borrowing is recognized.  We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes.

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

The fair values and balance sheet locations of our derivatives are as follows (in thousands):

	Liability Derivatives
	June 30, 2009		December 30, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other accrued expenses	$4,996	Other accrued expenses	$3,702
Interest rate contracts	Other noncurrent liabilities	7,041	Other noncurrent liabilities	11,686
Total		$12,037		$15,388

We had no derivative financial instruments in asset positions as of June 30, 2009 or December 30, 2008.  See Note 6 for discussion of the methods used to determine fair value of our derivative financial instruments.

The effect of derivative instruments on our consolidated statements of operations is as follows (in thousands):

	Gain/(Loss) Recognized in AOCI on Derivative		Location of Gain/(Loss) Reclassified from AOCI into Income	Gain/(Loss) Reclassified from AOCI into Income
	Thirteen Weeks Ended			Thirteen Weeks Ended
	June 30, 2009	July 1, 2008		June 30, 2009	July 1, 2008
Interest rate contracts	$2,967	$4,813	Interest expense	$(4,453)	$(680)

	Gain/(Loss) Recognized in AOCI on Derivative		Location of Gain/(Loss) Reclassified from AOCI into Income	Gain/(Loss) Reclassified from AOCI into Income
	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	June 30, 2009	July 1, 2008		June 30, 2009	July 1, 2008
Interest rate contracts	$2,764	$978	Interest expense	$(5,502)	$(662)

We expect to reclassify approximately $5.0 million of these balances against earnings during the next 12 months as the related hedged interest expense is recognized.

6.  Fair Value Measurement

The following table presents our financial assets and liabilities that were accounted for at fair value as of June 30, 2009 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3

Assets:
Cash invested in money market fund	$87,186	$—	$—

Liabilities:
Derivative financial instruments	$—	$12,037	$—

For assets that are measured using quoted prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs.  At June 30, 2009, we had $87.2 million of cash invested in a tax-exempt money market fund, of which $50.1 million is insured by the U.S. Treasury Temporary Guarantee Program in effect through September 18, 2009.

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

7. Commitments and Contingencies

The Internal Revenue Service (“IRS”) has audited our tax returns for fiscal years 2003 through 2006 with respect to the deductibility, under the provisions of Internal Revenue Code Section 162(m), of certain compensation in excess of $1 million per year paid to certain executive officers resulting from the exercise of stock options later determined to be misdated.  On May 1, 2008, the IRS issued us a Notice of Proposed Adjustment disallowing the deduction of approximately $5.1 million of compensation expense with respect to the exercise of stock options by three current executive officers and one former executive officer.  We received a Statutory Notice of Deficiency from the IRS for fiscal 2005 only.  We believe that our stock option compensation qualifies as performance-based compensation that is not subject to the limitations on deductibility under Internal Revenue Section 162(m).  We plan to continue our discussions with the IRS in an effort to reach a favorable resolution and intend to pursue all available administrative and legal remedies to resolve this matter favorably.  While we believe that these options met the requirements of Internal Revenue Code 162(m), we have reserved $2.4 million for estimated taxes and interest due through June 30, 2009.  This reserve does not include penalties.

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

After failing in efforts to reach a conciliated settlement, on June 30, 2008, the EEOC for the Phoenix District Office filed a complaint with the United States District Court for the District of Arizona stylized as Equal Employment Opportunity Commission vs. The Cheesecake Factory, Inc.  The complaint (No. CV08-1207-PHX-NVW) alleges that since November 2004, we engaged in unlawful employment practices by permitting a class of male employees, including three named former employees, to be sexually harassed by male co-workers, creating a hostile work environment in violation of Title VII.  The complaint also alleges, among other claims, that we knew or should have known of the alleged sexual harassment and failed to act reasonably to prevent or correct such alleged sexual harassment.  The complaint seeks injunctive relief and monetary compensation, including for emotional pain and suffering, among other damages.  We filed our answer to the complaint on December 24, 2008.  We deny the allegations and intend to vigorously defend against this litigation.  Based upon the current status of this matter, we have not reserved for any future payments.

On January 9, 2007, two former hourly restaurant employees in the State of California filed a lawsuit in the Los Angeles County Superior Court against us alleging violations of California’s wage and hour laws with respect to alleged failure to pay proper wages, improper payroll deductions, and violations of the California meal and break period laws, among others claims (Guardado v. The Cheesecake Factory Restaurants, Inc. et al; Case No. BC360426).  This case was previously stayed by the parties through December 2008, pending the California Supreme Court’s decision to review Brinker Restaurant Corp. v. Superior Court of San Diego County (No. S166350, 2008) and then, with the Brinker case still pending, the parties discussed trying to mediate the case even though no decision in Brinker had yet been rendered.  On February 23, 2009, an additional lawsuit with similar allegations was filed, in Santa Clara County Superior Court (Benitez v. The Cheesecake Factory Restaurants, Inc., et al; Case No. 109CV135687).  We gave notice to the respective courts in April, 2009, in Case No. 109CV135687 and Case No. BC360426 that such cases may be related matters.  The parties are currently in ongoing mediation efforts in Case No. BC360426 and have commenced discovery in Case No. 109CV135687.  These lawsuits seek unspecified amounts of penalties and other monetary payments on behalf of the respective plaintiffs and other purported class members.  The respective plaintiffs also seek attorneys’ fees for themselves.  We intend to vigorously defend these actions.  Based on the current status of these matters, we have not reserved for any potential future payments.

On August 29, 2006, five present and former hourly restaurant employees in the States of Tennessee, Texas and Arizona filed a lawsuit in the U.S. District Court for the Middle District of Tennessee against us alleging violations of the Fair Labor Standards Act with respect to alleged minimum wage violations, improper payroll deductions and requiring work “off the clock,” among other claims (Smith v. The Cheesecake Factory Restaurants, Inc. et al; Case No. 3 06 0829).  The lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. The plaintiffs also seek attorneys’ fees for themselves.  A motion to compel arbitration is currently pending in front of the court.  We intend to vigorously defend this action.  Based on the current status of this matter, we have not reserved for any potential future payments.

We are subject to various other administrative and legal proceedings that are discussed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2008.

8.  Stock-Based Compensation

The following table presents information related to stock-based compensation (in thousands):

	Thirteen Weeks Ended June 30, 2009	Thirteen Weeks Ended July 1, 2008	Twenty-Six Weeks Ended June 30, 2009	Twenty-Six Weeks Ended July 1, 2008

Stock-based compensation expense	$3,719	$2,406	$7,066	$7,013

Income tax benefit	974	676	1,724	2,067

Capitalized stock-based compensation (1)	98	254	276	671

(1)	Capitalized stock-based compensation is included in property and equipment, net and other assets on the consolidated balance sheets.

Stock Options

The weighted average fair value at the grant date for options issued during the second quarter of fiscal 2009 and 2008 was $8.16 and $7.90 per option, respectively.  The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the second quarter of fiscal 2009 and 2008, respectively: (a) no dividend yield on our stock, (b) expected stock price volatility of 55.0% and 36.0%, (c) a risk-free interest rate of 2.1% and 3.1%, and (d) an expected option term of 5.4 and 5.3 years.

Stock option activity during the twenty-six weeks ended June 30, 2009 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 30, 2008	9,428	$24.58
Granted	1,687	$9.91
Exercised	(45)	$7.74
Cancelled	(565)	$23.94
Outstanding at June 30, 2009	10,505	$22.33	6.3	$17,212

Vested and expected to vest at June 30, 2009	8,316	$22.80	5.9	$11,561

Exercisable at June 30, 2009	4,387	$24.83	4.3	$1,515

The total intrinsic value of options exercised for the thirteen and twenty-six weeks ended June 30, 2009 was $0.1 million and $0.2 million, respectively.  Total intrinsic value of options exercised for the thirteen and twenty-six weeks ended July 1, 2008 was $1.1 million and $1.8 million, respectively.  As of June 30, 2009, total unrecognized stock-based compensation expense related to nonvested stock options was $22.0 million, which we expect to recognize over a weighted average period of approximately 3.2 years.

Restricted Shares

Restricted share activity during the twenty-six weeks ended June 30, 2009 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding at December 30, 2008	446	$26.13
Granted	365	10.21
Vested	—	—
Cancelled	(7)	25.67
Outstanding at June 30, 2009	804	$18.46

Fair value of our restricted shares is based on our closing stock price on the date of grant.  As of June 30, 2009, total unrecognized stock-based compensation expense related to nonvested restricted shares was $5.7 million, which we expect to recognize over a weighted average period of approximately 2.6 years.

9.      Net Income Per Share

At June 30, 2009 and July 1, 2008, 0.8 million and 0.5 million shares, respectively, of restricted stock issued to employees were unvested, and therefore excluded from the calculation of basic earnings per share for each of the fiscal quarters ended on those dates.  Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted shares, calculated using the treasury stock method.  Assumed proceeds from the in-the-money options include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by FASB Statement No. 123(R), “Share-Based Payment.”

(In thousands, except per share data)	Thirteen Weeks Ended June 30, 2009	Thirteen Weeks Ended July 1, 2008	Twenty-Six Weeks Ended June 30, 2009	Twenty-Six Weeks Ended July 1, 2008

Net income	$16,569	$19,101	$26,588	$33,430

Basic weighted average shares outstanding	59,337	65,474	59,326	66,792
Dilutive effect of stock options and restricted shares	732	442	469	448

Diluted weighted average shares outstanding	60,069	65,916	59,795	67,240

Basic net income per share	$0.28	$0.29	$0.45	$0.50

Diluted net income per share	$0.28	$0.29	$0.44	$0.50

Shares of common stock equivalents of 8.5 million and 9.9 million for the thirteen and twenty-six weeks ended June 30, 2009 and 8.4 million and 8.5 million for the thirteen and twenty-six weeks ended July 1, 2008, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

10.  Comprehensive Income

Comprehensive income consisted of (in thousands):

	Thirteen Weeks Ended June 30, 2009	Thirteen Weeks Ended July 1, 2008	Twenty-Six Weeks Ended June 30, 2009	Twenty-Six Weeks Ended July 1, 2008

Net income	$16,569	$19,101	$26,588	$33,430
Net unrealized (loss)/gain on available-for-sale securities	—	(3)	1	48
Unrealized gain on derivative financial instruments	2,967	4,813	2,764	978

Total	$19,536	$23,911	$29,353	$34,456

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

Segment information is presented below (in thousands):

	Thirteen Weeks Ended June 30, 2009	Thirteen Weeks Ended July 1, 2008	Twenty-Six Weeks Ended June 30, 2009	Twenty-Six Weeks Ended July 1, 2008
Revenue:
Restaurants	$393,582	$392,604	$773,241	$771,288
Bakery	26,606	26,736	51,540	53,819
Intercompany bakery sales	(12,244)	(12,206)	(24,043)	(24,170)
Total	$407,944	$407,134	$800,738	$800,937

Income from operations:
Restaurants	$51,470	$46,510	$88,530	$88,575
Bakery	3,808	2,963	6,112	6,046
Corporate	(26,319)	(19,505)	(47,702)	(40,932)
Total	$28,959	$29,968	$46,940	$53,689

Depreciation and amortization:
Restaurants	$16,375	$16,105	$32,613	$31,938
Bakery	766	744	1,523	1,474
Corporate	1,614	1,512	3,222	3,042
Total	$18,755	$18,361	$37,358	$36,454

Capital expenditures:
Restaurants	$5,293	$18,623	$15,068	$37,519
Bakery	303	301	475	846
Corporate	900	1,066	1,541	1,401
Total	$6,496	$19,990	$17,084	$39,766

	June 30, 2009	December 30, 2008
Total assets:
Restaurants	$920,425	$926,484
Bakery	55,801	57,680
Corporate	123,101	158,466
Total	$1,099,327	$1,142,630

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain information included in this Form 10-Q and other materials filed or to be filed by us with the SEC (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters.  These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers.  Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements.  These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the “Acts”).

In connection with the “safe harbor” provisions of the Acts, we have identified and are disclosing important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf (see Part II, Item 1A of this report and Part I, Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2008). These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. Except as may be required by law, we do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

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

As of August 6, 2009, we operated 160 upscale, full-service, casual dining restaurants, 146 under The Cheesecake Factory® mark, 13 under the Grand Lux Cafe® mark and one unit of our newest concept, RockSugar Pan Asian Kitchen®.  We also operated two bakery production facilities and licensed two limited menu bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.

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

We strive to improve productivity and efficiency through the selection, training and retention of high-quality, service-oriented employees, as well as through the use of technology.  Our menu is one of the broadest in casual dining, and we believe we provide value through an extensive menu of freshly prepared, high quality menu items with portions designed for sharing at moderate prices.  Our menu is a strong platform for us to continue to innovate in order to remain relevant to our guests.  Financially, we are focused on a prudent allocation of capital to drive profitability and returns.

In evaluating and assessing the performance of our business, we believe the following are key performance indicators that should be taken into consideration:

•                  Comparable Restaurant Sales and Overall Revenue Growth.  Increases in comparable restaurant sales come from a higher check average (as a result of menu price increases or changes in mix), as well as from gains in guest traffic.  Comparable restaurant sales growth, in addition to revenue from new restaurant openings and increases in third-party bakery sales, will contribute to overall revenue growth.

•                  Income from Operations Expressed as a Percentage of Revenues (“Operating Margins”).  Operating margins are subject to fluctuations in commodity costs, labor, restaurant-level occupancy expenses and preopening expenses.  Our objective is to gradually increase our operating margins by capturing economies of scale and fixed cost leverage from comparable restaurant sales increases, utilizing technology to reduce costs and maximizing our purchasing power as our business grows.

In addition, by efficiently scaling our restaurant and bakery support infrastructure, we seek to grow general and administrative expenses at a slower rate than revenue growth over the long-term, which would also contribute to operating margin expansion.

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

Although we slowed the pace of new restaurant development in fiscal 2008 and 2009 to maintain our capital flexibility and as a result of landlord delays in expected opening dates for their retail developments, we plan to continue developing our concepts in high quality, high profile locations within densely populated areas in both existing and new markets.  We apply a disciplined approach to site selection, choosing only premier sites that we believe can deliver the highest margins and returns.

Results of Operations

The following table sets forth, for the periods indicated, our consolidated statements of operations expressed as percentages of revenues.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

	Thirteen Weeks Ended June 30, 2009	Thirteen Weeks Ended July 1, 2008	Twenty-Six Weeks Ended June 30, 2009	Twenty-Six Weeks Ended July 1, 2008

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	24.3	25.7	24.6	25.6
Labor expenses	33.1	32.7	33.5	33.2
Other operating costs and expenses	24.3	23.6	25.1	24.0
General and administrative expenses	6.5	5.0	5.9	5.1
Depreciation and amortization expenses	4.6	4.5	4.7	4.5
Preopening costs	0.1	1.1	0.3	0.9
Total costs and expenses	92.9	92.6	94.1	93.3
Income from operations	7.1	7.4	5.9	6.7
Interest expense	(1.8)	(1.0)	(1.6)	(0.9)
Interest income	—	0.1	—	0.1
Other income/(expense), net	0.1	—	0.1	—
Income before income taxes	5.4	6.5	4.4	5.9
Income tax provision	1.3	1.8	1.1	1.7
Net income	4.1%	4.7%	3.3%	4.2%

Thirteen Weeks Ended June 30, 2009 Compared to Thirteen Weeks Ended July 1, 2008

Revenues

Revenues increased 0.2% to $407.9 for the thirteen weeks ended June 30, 2009 compared to $407.1 for the thirteen weeks ended July 1, 2008.

Restaurant sales increased 0.3% to $393.6 compared to $392.6 for the same period of the prior year.  The resulting sales increase consisted of an $11.6 million, or a 3.2% decrease, in comparable restaurant sales and a $12.6 million increase from newer restaurants not yet in the comparable sales base.  At June 30, 2009, there were 10 restaurants not included in the comparable sales base.  New restaurants become eligible to enter our comparable sales calculations in their 19th month of operation.

Comparable sales at The Cheesecake Factory restaurants decreased 3.0% from the prior year second quarter.  We implemented an effective menu price increase of approximately 1.2% during our winter menu change in the first quarter of fiscal 2009 and an effective menu price increase of approximately 1.0% during our summer menu change in the third quarter of fiscal 2008.  The decrease in comparable sales for the second quarter of fiscal 2009 was due to reduced guest traffic at our restaurants primarily resulting from the macro economic factors affecting the restaurant industry in general.

Comparable sales at the Grand Lux Cafes decreased 5.4% compared to the prior year second quarter.  We implemented an effective menu price increase of approximately 0.3% in April 2009.  The decrease in Grand Lux Cafe comparable sales is also attributable to a decline in guest traffic caused primarily by the macro economic factors impacting the restaurant industry in general.

We generally update and reprint the menus in our restaurants twice a year.  For The Cheesecake Factory restaurants, these updates generally occur during the first quarter (the “winter menu change”) and during the third quarter (the “summer menu change.”)  As part of these menu updates, we evaluate the need for price increases based on those operating cost and expense increases that we are aware of or can reasonably expect.  We are in the process of implementing an additional menu price increase of approximately 1% in connection with our 2009 summer menu change.  While menu price increases can facilitate increased comparable restaurant sales in addition to offsetting margin pressure, all potential price increases are carefully considered in light of their ultimate acceptability by our restaurant guests.

Factors outside of our control, such as general economic conditions, inclement weather, timing of holidays, and competitive and other factors, including those referenced in our Annual Report on Form 10-K for the year ended December 30, 2008 can impact comparable sales.  Accordingly, there can be no assurance that future increases in comparable sales will be achieved.

Total restaurant operating weeks increased 4% to 2,080 for the thirteen weeks ended June 30, 2009 primarily from the opening of eight new restaurants during the trailing 15-month period.  Average sales per restaurant operating week decreased 3% to $189,222 compared to the second quarter of fiscal 2008.  This decrease in average weekly sales is due principally to a decline in guest traffic.

In fiscal 2009, we have opened one The Cheesecake Factory restaurant to date and believe that it is highly unlikely that we will open any additional restaurants during the remainder of the year.

Bakery sales to other foodservice operators, retailers and distributors (“bakery sales”) decreased 1% to $14.3 million for the thirteen weeks ended June 30, 2009 compared to $14.5 million for the comparable period of last year. This decrease is due primarily to lower sales to our national accounts, partially offset by an increase in warehouse club sales.  Warehouse clubs, which is our largest sales channel for bakery sales, accounted for 68% of total bakery sales in the current quarter compared to 61% for the second quarter of fiscal 2008.

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

As a percentage of revenues, cost of sales decreased to 24.3% in the second quarter of fiscal 2009 compared to 25.7% in the comparable period of last year.  This decrease was primarily attributable to the development of new menu items with lower food costs, favorable year-over-year pricing for some of our non-contracted items such as cheese, dairy, grocery and produce, and ongoing efforts to optimize our supply chain.

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

We are currently able to contract for the majority of the food commodities used in our operations for periods up to one year.  With the exception of cream cheese used in our bakery operations, many fresh commodities, such as fish, dairy, and certain produce products are not currently contractible for periods longer than 30 days in most cases.  As a result, these commodities can be subject to unforeseen supply and cost fluctuations due principally to weather and other general agricultural conditions.  Cream cheese is the most significant commodity used in our bakery products, with an expected requirement of between 11 million to 12 million pounds during fiscal 2009.  We have contracted for a majority of our fiscal 2009 cream cheese requirements and will also purchase cream cheese on the spot market as necessary to supplement our contracted amounts.

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

While we have taken steps to qualify multiple suppliers and enter into agreements for some of the key commodities used in our restaurant and bakery operations, there can be no assurance that future supplies and costs for these commodities will not fluctuate due to weather and other market conditions outside of our control.  For new restaurants, cost of sales will typically be higher than normal during the first 90 to 120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the sales volumes at the new restaurant.

Labor Expenses

As a percentage of revenues, labor expenses for the second quarter of fiscal 2009 increased to 33.1% versus 32.7% for the comparable period last year.  This increase was primarily due to higher health insurance costs in the second quarter of fiscal 2009, in addition to favorable health insurance claims activity and a beneficial adjustment to our stock option forfeiture rate, both of which occurred in the second quarter of last year.  These items were partially offset by a reduction in direct operating labor costs as a result of our operational initiatives, which improved our overall productivity.  While we manage our labor judiciously to adapt to revenue fluctuations, we expect to experience de-leveraging of labor expenses at lower sales levels as we are committed to delivering the level of service our guests expect, while still achieving reasonable labor costs.

Stock-based compensation included in labor expenses was $1.5 million in the second quarter of fiscal 2009 as compared to $0.2 million in the second quarter of fiscal 2008.  The expense in the prior year period is net of a $1.5 million reduction related to the adjustment to our stock option forfeiture rate mentioned above.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead, selling and distribution expenses.  As a percentage of revenues, other operating costs and expenses increased to 24.3% for the thirteen weeks ended June 30, 2009 versus 23.6% for the comparable period of fiscal 2008.  This increase was primarily due to lower than normal self-insurance reserves in the second quarter of fiscal 2008 as well as higher marketing expenses in the second quarter of fiscal 2009, partially offset by favorable changes in utility costs.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, as well as the restaurant field supervision, bakery administrative, corporate support and marketing organizations.  As a percentage of revenues, G&A expenses increased to 6.5% for the thirteen weeks ended June 30, 2009 versus 5.0% for the comparable period of fiscal 2008.  The majority of this increase is due to a $2.6 million expense resulting from a change in the amount and structure of the founder’s retirement benefit contained in the employment agreement with our Chief Executive Officer and an accrual for corporate bonuses in the second quarter of fiscal 2009 as compared to a minimal bonus accrual in the comparable prior year period.  Additionally, a favorable adjustment to our stock option forfeiture rate in fiscal 2008 negatively impacted comparisons with the second quarter of fiscal 2009.

In the second quarter of fiscal 2009, G&A expenses included $2.2 million of stock-based compensation expense, flat as compared with the second quarter of fiscal 2008.  The expense in the prior year period is net of a $0.7 million reduction related to an adjustment to our stock option forfeiture rate.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization increased to 4.6% for the second quarter of fiscal 2009 compared to 4.5% for the same period of fiscal 2008.  The increase is primarily attributable to de-leveraging from the lower average weekly sales at our restaurants.

Preopening Costs

Preopening costs include out-of-pocket costs that are directly related to the openings of new restaurants and are not otherwise capitalizable, and include all costs to relocate and compensate restaurant management employees; costs to recruit and train hourly restaurant employees; wages, travel and lodging costs for our opening training team and other support employees; costs for practice food service activities; and straight-line minimum base rent during the build-out and in-restaurant training periods.  Also included in preopening costs are expenses allocated to each restaurant opening, which include costs for maintaining a roster of trained managers for pending openings, as well as corporate travel and support activities.  Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Preopening costs decreased to $0.5 million for the thirteen weeks ended June 30, 2009 compared to $4.6 million in the comparable period of the prior year.  We opened four The Cheesecake Factory restaurants and the initial unit of RockSugar Pan Asian Kitchen during the second quarter of fiscal 2008 compared with no restaurant openings in the second quarter of fiscal 2009.

Interest Expense, Interest Income and Other Income/(Expense), Net

Interest expense increased to $7.5 million for the thirteen weeks ended June 30, 2009 compared to $4.1 million for the comparable prior year period, due primarily to a $3.3 million charge to unwind one of the interest rate collars that we had in place on our revolving credit facility balance.  In addition, we paid a higher interest rate on the outstanding balance of our debt in the second quarter of fiscal 2009 relative to the prior year period as a result of the January 2009 amendment to our revolving credit facility.  (See Note 4 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report.)  The increases in our interest rate were partially offset by a lower average outstanding debt balance during the second quarter of fiscal 2009 compared to the second quarter of last year.

Interest income decreased to $0.1 million for the second quarter of fiscal 2009 compared to $0.6 million for the comparable period last year, due primarily to lower interest rates earned on invested balances during the second quarter of fiscal 2009.

We recorded net other income of $0.6 million for the thirteen weeks ended June 30, 2009 compared to $0.1 million for the comparable prior year period.  The higher fiscal 2009 balance includes the realization of $0.7 million in proceeds from a variable life insurance contract, which we use to support our obligations under The Cheesecake Factory Incorporated Executive Savings Plan, a non-qualified deferred compensation plan (“Executive Savings Plan”).

Income Tax Provision

Our effective income tax rate was 25.5% for the thirteen weeks ended June 30, 2009 compared with 28.0% for the comparable prior year period.  The effective tax rate is affected by a number of factors, including pretax income and tax credits achieved during the year.  The tax rate decrease from the prior year was primarily attributable to a higher proportion of employment-related tax credits in relation to pretax income and non-taxable gains on our investments in variable life insurance contracts used to support our Executive Savings Plan.

Twenty-Six Weeks Ended June 30, 2009 Compared to Twenty-Six Weeks Ended July 1, 2008

Revenues

Revenues were $800.7 million for the twenty-six weeks ended June 30, 2009, nearly flat with the $800.9 million in revenues reported for the twenty-six weeks ended July 1, 2008.

Restaurant sales increased 0.2% to $773.2 million compared to $771.3 million for the same period of the prior year.  The resulting sales increase consisted of a $22.7 million, or a 3.3% decrease in comparable restaurant sales and a $24.6 million increase from newer restaurants not yet in the comparable sales base.

Comparable sales at The Cheesecake Factory restaurants decreased 3.1% in the first half of fiscal 2009 as compared to the first half of fiscal 2008.  We implemented an approximate 1.2% effective menu price increase during our winter menu change in the first quarter of fiscal 2009 and an approximate 1.0% effective menu price increase during our summer menu change in the third quarter of fiscal 2008.  The decrease in comparable sales for the first half of fiscal 2009 was due to reduced guest traffic at our restaurants primarily resulting from the macro economic factors affecting the restaurant industry in general.

Comparable sales at the Grand Lux Cafes decreased 5.2% compared to the first half of fiscal 2008.  We implemented an effective menu price increase of approximately 0.3% in April 2009.  The decrease in Grand Lux Cafe comparable sales is also attributable to a decline in guest traffic caused primarily by the macro economic factors impacting the restaurant industry in general.

Bakery sales decreased 7% to $27.5 million for the twenty-six weeks ended June 30, 2009 compared to $29.6 million for the comparable period of last year. This decrease is due primarily to lower sales to our national accounts and warehouse clubs.  Warehouse clubs, which is our largest sales channel for bakery sales, accounted for 68% of total bakery sales in the twenty-six weeks ended June 30, 2009 compared to 65% for the comparable period of the prior year.

Cost of Sales

As a percentage of revenues, cost of sales decreased to 24.6% for the twenty-six weeks ended June 30, 2009 compared to 25.6% in the comparable period of the prior year. This decrease was primarily attributable to the development of new menu items with lower food costs, favorable year-over-year pricing for some of our non-contracted items such as produce, cheese, dairy and meat, and ongoing supply chain optimization efforts.

Labor Expenses

As a percentage of revenues, labor expenses for the first half of fiscal 2009 increased to 33.5% versus 33.2% for the comparable period last year.  This increase was primarily due to higher health insurance costs in the first half of fiscal 2009, as well as favorable health insurance claims activity, which occurred in the first half of fiscal 2008.  Additionally, a favorable adjustment to our stock option forfeiture rate in fiscal 2008 negatively impacted comparisons with the first half of fiscal 2009.  These items were partially offset by favorable direct operating labor costs in fiscal 2009 as compared to fiscal 2008.

Stock-based compensation included in labor was $2.8 million for the first half of fiscal 2009 as compared to $2.0 million in the first half of fiscal 2008.  The expense in the prior year period is net of a $1.5 million reduction related to the adjustment to our estimated stock option forfeiture rate.

Other Operating Costs and Expenses

As a percentage of revenues, other operating costs and expenses increased to 25.1% for the twenty-six weeks ended June 30, 2009 versus 24.0% for the comparable period of fiscal 2008.  This increase was primarily due to favorable fiscal 2008 adjustments to our self-insurance reserves, higher marketing expenses in fiscal 2009 and de-leveraging of fixed costs due to lower average weekly sales at our restaurants.  These items were partially offset by lower utility costs and benefits from the implementation of operational cost saving initiatives.

General and Administrative Expenses

As a percentage of revenues, G&A expenses increased to 5.9% for the twenty-six weeks ended June 30, 2009 versus 5.1% for the comparable period of fiscal 2008.  The majority of this increase was due to a $2.6 million expense resulting from a change in the amount and structure of the founder’s retirement benefit contained in the employment agreement with our Chief Executive Officer, an accrual for corporate bonuses as compared to a minimal bonus accrual in the comparable prior year period and higher amortized costs associated with the growth in volume of our retail gift card program during the past three years.  Additionally, a favorable adjustment to our stock option forfeiture rate in fiscal 2008 negatively impacted comparisons with the first half of fiscal 2009.

G&A expenses included $4.1 million and $4.9 million of stock-based compensation expense in the first half of fiscal 2009 and fiscal 2008, respectively.  The expense in the prior year period is net of a $0.7 million reduction related to an adjustment to our stock option forfeiture rate.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses increased to 4.7% for the twenty-six weeks ended June 30, 2009 compared to 4.5% for the same period of fiscal 2008.  The increase is primarily attributable to de-leveraging from lower average weekly sales at our restaurants.

Preopening Costs

Preopening costs decreased to $2.2 million for the twenty-six weeks ended June 30, 2009 compared to $7.1 million in the comparable period of the prior year.  We incurred preopening costs to open five restaurants, consisting of four The Cheesecake Factory restaurants and RockSugar Pan Asian Kitchen, during the first half of fiscal 2008 compared to opening one The Cheesecake Factory restaurant during the first half of fiscal 2009.  In addition, preopening costs were incurred in both periods for restaurant openings in progress, as well as for maintaining an adequate bench of trained managers for future openings.

Interest Expense, Interest Income and Other Income/(Expense), Net

Interest expense increased to $12.5 million for the twenty-six weeks ended June 30, 2009 compared to $7.6 million for the comparable prior year period, due primarily to a $3.3 million charge to unwind one of the interest rate collars that we had in place on our revolving credit facility balance.  In addition, we paid a higher interest rate on the outstanding balance of our debt in the first half of fiscal 2009 relative to the prior year period as a result of the January 2009 amendment to our revolving credit facility.  (See Note 4 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report.)  In addition, our average outstanding debt balance was higher during the first half of fiscal 2009 compared to the first half of last year.

Interest income decreased to $0.3 million for the twenty-six weeks ended June 30, 2009 compared to $1.1 million for the comparable period last year due primarily to lower interest rates earned on invested balances during the first half of fiscal 2009.

We recorded net other income for the twenty-six weeks ended June 30, 2009 of $0.5 million compared to net other expense of $0.1 million for the comparable prior year period.  The fiscal 2009 other income balance includes the realization of $0.7 million in proceeds from a variable life insurance contract, which we use to support our obligations under our Executive Savings Plan.

Income Tax Provision

Our effective income tax rate was 24.4% for the twenty-six weeks ended June 30, 2009 compared with 29.0% for the comparable prior year period.  The effective tax rate is affected by a number of factors, including pretax income and tax credits achieved during the year.  The tax rate decrease from the prior year was primarily attributable to a higher proportion of employment-related tax credits in relation to pretax income and non-taxable gains on our investments in variable life insurance contracts used to support our Executive Savings Plan.

Other Matters

On April 16, 2009, General Growth Properties, Inc. and many of its affiliates (collectively “GGP”) filed for protection under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code.”)  In addition, at least one other landlord of ours has filed for protection under the Bankruptcy Code.  Twenty-two percent of our restaurants are in locations that are owned, managed or controlled by these landlords.  As of August 6, 2009, no leases have been rejected in the bankruptcy proceedings and, accordingly, we do not expect any significant changes in the management or operations of the shopping centers that are owned, managed or controlled by these landlords.  In addition, all financial commitments to us under existing agreements continue to be honored. Therefore, these bankruptcy cases are not anticipated to have a material adverse effect on our operations or results.

Fiscal 2009 Outlook

We anticipate diluted earnings per share for fiscal 2009 of between $0.80 and $0.86, assuming, among other things, that comparable restaurant sales are in a range of between negative 3% and negative 4%.  We expect fiscal 2009 capital expenditures to range between $35 million and $40 million, of which approximately $9 million to $11 million will be used to fund new restaurant development.  We expect to generate reported free cash flow from operations, net of capital expenditures, of approximately $115 million to $125 million in fiscal 2009 and plan to utilize this free cash flow, as well as a portion of our existing cash on hand, to repay

$125 million of the outstanding balance on our credit facility, $100 million of which has already been repaid as of the date of this report.

Liquidity and Capital Resources

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in millions):

	June 30, 2009	December 30, 2008

Cash and marketable securities on hand	$95.6	$81.4
Net working capital	$(4.5)	$4.4
Current ratio	1.0:1	1.0:1
Long-term debt and deemed landlord financing liability, including current portion(1)	$254.1	$331.3

(1)

Landlord construction allowances related to restaurant locations for which we are deemed, for accounting purposes only, to have an ownership interest are reflected in our balance sheets as deemed landlord financing.  This liability is amortized over the lease term based on the rent payments designated in the lease agreement.

	Twenty-Six Weeks Ended June 30, 2009	Twenty-Six Weeks Ended July 1, 2008

Cash provided by operating activities	$104.1	$72.6
(Repayment)/borrowing on credit facility	$(75.0)	$100.0
Capital expenditures	$(17.1)	$(39.8)

During the twenty-six weeks ended June 30, 2009, our cash and marketable securities on hand increased by $14.2 million to $95.6 million from the period ended December 30, 2008.  This increase was primarily attributable to cash provided by operating activities, partially offset by repayments on our credit facility and purchases of property and equipment.  At June 30, 2009, we had $87.2 million of cash invested in a tax-exempt money market fund, of which $50.1 million was insured by the U.S. Treasury Temporary Guarantee Program in effect through September 18, 2009.

For fiscal 2009, we currently estimate our cash outlays for capital expenditures to range between $35 million and $40 million, net of agreed-upon up-front cash landlord construction contributions and excluding $4 million to $5 million of expected noncapitalizable preopening costs for new restaurants.  This amount also excludes approximately $6 million of landlord construction contributions to be applied as reductions to minimum or percentage rent over the lease terms. The amount reflected as additions to property and equipment in the consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each operating lease.  This estimate contemplates a net outlay of $9 million to $11 million for restaurants to be opened during fiscal 2009, estimated construction-in-progress disbursements for anticipated fiscal 2010 openings and estimated collections of up-front cash landlord construction contributions.  Expected capital expenditures for fiscal 2009 also include approximately $19 million to $21 million for maintenance and capacity addition expenditures to our existing restaurants and $7 million to $8 million for bakery and corporate infrastructure investments.

At June 30, 2009, we had $200 million of borrowings outstanding under our $300 million Facility, having repaid $75 million during the first half of fiscal 2009.  Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of June 30, 2009, we had net availability for borrowings of $85 million, based on $15 million in standby letters of credit and the $200 million of outstanding borrowings.  In July 2009, we repaid an additional $25 million to bring our current outstanding balance on the Facility to $175 million.  See Note 4 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.

During fiscal 2008 and 2007, we entered into three zero-cost interest rate collars to hedge interest rate variability on $250 million of outstanding borrowings on our Facility.  During the second quarter of fiscal 2009, we unwound a $100 million collar at a cost of $3.3 million.  See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our derivative financial instruments.

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

As of June 30, 2009, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties.  Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Part 1, Item 1 of this report for a summary of new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion of market risks contains forward-looking statements.  Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

We are exposed to market risk from interest rate changes on funded debt.  This exposure relates to the component of the interest rate on our $300 million Facility that is indexed to three-month LIBOR.    At June 30, 2009, we had $200 million in debt outstanding under the Facility.  Since the majority of our funded debt is hedged, a hypothetical 1% interest rate increase would only impact income from operations by $0.5 million.  By using derivative instruments to hedge exposure to changes in interest rates, we are exposed to the potential failure of our counterparties to perform under the terms of the agreements.  We minimize this credit risk by contracting only with high-quality counterparties.  See Notes 4 and 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt and derivative financial instruments, respectively.

We are also subject to market risk related to our investments in variable life insurance contracts used to support our Executive Savings Plan, to the extent these investments are not equivalent to the related liability.  In addition, because changes in these investments are not taxable, the full impact of gains or losses affects net income.  Based on balances at June 30, 2009, a hypothetical 10% decline in the market value of our deferred compensation assets and related liabilities would decrease income from operations and net income by $0.1 million and $0.6 million, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The information required by this Item 4 is incorporated by reference to Item 8.01 of our Current Report on Form 8-K filed with the SEC on May 27, 2009.

Item 6.  Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by reference from Exhibit Number	Filed with SEC
Exhibit 2.1	Form of Reorganization Agreement	Amend. No. 1 to Form S-1	33-47936	2.1	8/17/92

Exhibit 3.1	Certificate of Incorporation	10-Q	000-20574	3.1	7/26/05

Exhibit 3.2	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock, $.01 Par Value	10-Q	000-20574	3.2	7/26/05

Exhibit 3.3	Certificate of Amendment of Certificate of Incorporation	10-Q	000-20574	3.3	7/26/05

Exhibit 3.4	Amendments to Certificate of Incorporation	8-K	000-20574	3.1	5/28/08

Exhibit 3.6	Amended and Restated Bylaws, as of May 20, 2009	8-K	000-20574	3.8	5/27/09

Exhibit 4.1	Form of Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	Form 8-A	000-20574	1	8/19/08

Exhibit 4.2	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	Amend. No. 1 to Form 8-A	000-20574	2	11/13/03

Exhibit 4.3	Amendment No. 2 to Rights Agreement dated as of August 1, 2008 between The Cheesecake Factory Incorporated and Computershare Trust Company	Amend. No. 2 to Form 8-A	000-20574	3	8/1/08

Exhibit 10.1*	Form of Employment Agreement with W. Douglas Benn dated January 19, 2009	8-K	000-20574	99.1	1/23/09

Exhibit 10.2*	Notice and Agreement of Grant of Stock Option and/or Restricted Share Award between the Company and David Overton dated May 7, 2009	8-K	000-20574	99.1	5/8/09

Exhibit 10.3*	Employment Agreement with David Overton dated June 30, 2009	8-K	000-20574	10.1	7/20/09

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer	—	—	—	Filed herewith

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer	—	—	—	Filed herewith

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

* Management contract, plan or arrangement required to be filed as an exhibit

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2009	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ W. DOUGLAS BENN
W. Douglas Benn
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)