Form 10-Q
period 2009-09-29
CHEESECAKE FACTORY INC
filed 2009-11-05
CIK 887596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2009

or

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

Yes ☐  No ☒

As of November 2, 2009, 60,236,593 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

PART I.          FINANCIAL INFORMATION

Item 1.             Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 29, 2009	December 30, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,301	$80,365
Investments and marketable securities	—	996
Accounts receivable	10,426	12,537
Income tax receivable	—	12,713
Other receivables	15,502	32,821
Inventories	28,690	23,132
Prepaid expenses	24,425	24,654
Deferred income taxes	3,933	3,001
Total current assets	165,277	190,219
Property and equipment, net	825,097	860,489
Other assets:
Trademarks	4,293	4,177
Prepaid rent	55,239	58,323
Other	27,555	29,422
Total other assets	87,087	91,922
Total assets	$1,077,461	$1,142,630
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,602	$37,875
Income taxes payable	12,013	—
Other accrued expenses	146,966	147,958
Total current liabilities	186,581	185,833
Deferred income taxes	87,361	87,045
Deferred rent	62,198	57,286
Deemed landlord financing liability	53,485	54,887
Long-term debt	150,000	275,000
Other noncurrent liabilities	28,015	30,013
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 83,280,721 and 82,846,857 issued at September 29, 2009 and December 30, 2008, respectively	833	828
Additional paid-in capital	381,716	370,919
Retained earnings	639,557	596,711
Accumulated other comprehensive loss	(6,077)	(9,684)
Treasury stock, 23,100,079 shares at cost at September 29, 2009 and December 30, 2008	(506,208)	(506,208)
Total stockholders’ equity	509,821	452,566
Total liabilities and stockholders’ equity	$1,077,461	$1,142,630

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended September 29, 2009	Thirteen Weeks Ended September 30, 2008	Thirty-Nine Weeks Ended September 29, 2009	Thirty-Nine Weeks Ended September 30, 2008

Revenues	$400,640	$405,116	$1,201,378	$1,206,053

Costs and expenses:
Cost of sales	95,777	104,177	293,147	309,456
Labor expenses	131,987	134,724	400,370	400,439
Other operating costs and expenses	102,341	103,664	303,354	295,805
General and administrative expenses	23,917	21,360	71,402	61,914
Depreciation and amortization expenses	18,688	18,055	56,046	54,509
Preopening costs	594	2,113	2,783	9,218
Total costs and expenses	373,304	384,093	1,127,102	1,131,341
Income from operations	27,336	21,023	74,276	74,712
Interest expense	(5,594)	(3,880)	(18,083)	(11,499)
Interest income	40	410	349	1,528
Other income/(expense), net	236	(142)	691	(256)
Income before income taxes	22,018	17,411	57,233	64,485
Income tax provision	5,760	5,628	14,387	19,272
Net income	$16,258	$11,783	$42,846	$45,213

Net income per share:
Basic	$0.27	$0.19	$0.72	$0.69
Diluted	$0.27	$0.19	$0.71	$0.69

Weighted average shares outstanding:
Basic	59,359	62,339	59,337	65,308
Diluted	60,328	62,490	60,224	65,591

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total

Balance, December 30, 2008	82,847	$828	$370,919	$596,711	$(9,684)	$(506,208)	$452,566
Comprehensive income:
Net income	—	—	—	42,846	—	—	42,846
Net unrealized gain on available-for-sale securities	—	—	—	—	1	—	1
Net unrealized gain on derivative financial instruments	—	—	—	—	238	—	238
Loss reclassified into income due to cancellation of derivative financial instruments					3,368		3,368
Total comprehensive income							46,453
Issuance of common stock from stock options exercised	86	1	831	—	—	—	832
Tax impact of stock options exercised, net of cancellations	—	—	(872)	—	—	—	(872)
Stock-based compensation	—	—	10,838	—	—	—	10,838
Issuance of restricted stock, net of forfeitures	348	4	—	—	—	—	4
Balance, September 29, 2009	83,281	$833	$381,716	$639,557	$(6,077)	$(506,208)	$509,821

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended September 29, 2009	Thirty-Nine Weeks Ended September 30, 2008

Cash flows from operating activities:
Net income	$42,846	$45,213
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	56,046	54,509
Deferred income taxes	(2,800)	(2,261)
Stock-based compensation	10,483	10,806
Tax impact of stock options exercised, net of cancellations	(872)	(935)
Excess tax benefit related to stock options exercised	(277)	(408)
Other	1,601	413
Changes in assets and liabilities:
Accounts receivable	2,111	1,856
Other receivables	17,319	41,604
Inventories	(5,558)	(4,813)
Prepaid expenses	229	5,823
Other assets	4,646	(1,416)
Accounts payable	(10,273)	(24,705)
Income taxes payable	24,726	14,789
Other accrued expenses	6,256	(25,693)
Cash provided by operating activities	146,483	114,782
Cash flows from investing activities:
Additions to property and equipment	(24,449)	(56,866)
Sales of available-for-sale securities	1,000	11,472
Cash used in investing activities	(23,449)	(45,394)
Cash flows from financing activities:
Deemed landlord financing proceeds	3,860	9,761
Deemed landlord financing payments	(1,067)	(913)
Proceeds from exercise of employee stock options	832	2,318
Excess tax benefit related to stock options exercised	277	408
(Repayment)/borrowing on credit facility	(125,000)	100,000
Purchase of treasury stock	—	(163,334)
Capital contribution	—	516
Cash used in financing activities	(121,098)	(51,244)
Net change in cash and cash equivalents	1,936	18,144
Cash and cash equivalents at beginning of period	80,365	36,867
Cash and cash equivalents at end of period	$82,301	$55,011

Supplemental disclosures:
Interest paid	$16,227	$11,502
Income taxes paid	$5,404	$8,050

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

Fair Value of Financial Instruments

For cash and cash equivalents, the carrying amount approximates fair value because of the short maturity of these instruments.  The fair value of our investments and marketable securities equals the quoted market price.  The fair value of our long-term debt and deemed landlord financing liabilities are determined using current applicable rates for similar instruments as of the balance sheet date.  We amended our credit agreement in January 2009, bringing our interest rate to current applicable market rates.  As a result, we believe the carrying value of our long-term debt approximates fair value.  The fair value of our deemed landlord financing liabilities is $54.1 million versus a carrying value of $55.0 million.

Impairment of Long-Lived Assets

We have determined that our asset group for impairment testing is comprised of the assets and liabilities of each of our individual restaurants, as this is the lowest level of identifiable cash flows.  We have identified leasehold improvements as the primary asset because it is the most significant component of our restaurant assets, is the principal asset from which our restaurants derive their cash flow generating capacity and has the longest remaining useful life.  As discussed in Critical Accounting Policies in Part I, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2008, we regularly review restaurants that fall below a defined threshold of projected cash flows to carrying value in order to determine if impairment testing is warranted.

We are currently monitoring the performance of three Grand Lux Cafe locations, which have a combined carrying value of $28.7 million.  We have forecast increased future cash flow at these locations.  The assumptions used in our forecast include our expectations regarding an improvement in the economy, maturity of the Grand Lux Cafe concept, and a positive impact from proactive sales and cost initiatives recently implemented throughout the concept, as well as further actions taken at these specific locations.  However, these sites are relatively new and it is difficult in the current economic environment to determine the revenue and profitability levels these restaurants will be able to achieve over time.  Significant variances to forecast could indicate that a triggering event for impairment testing has occurred.

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that delayed the effective date of guidance related to the fair value measurement of nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The adoption of the deferred provisions in the first quarter of fiscal 2009 did not impact our consolidated financial statements.  See Note 6 of this report for further discussion of fair value measurement.

In the first quarter of fiscal 2009, we adopted new accounting guidance on disclosures about derivative and hedging activities.  The new guidance impacts disclosures only and requires additional qualitative and quantitative information on the use of derivatives and their impact on an entity’s financial position, results of operations and cash flows.  See Note 5 of this report for additional information regarding our derivative financial instruments.

In April 2008, the FASB issued authoritative guidance amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  This guidance also requires enhanced related disclosures.  Implementation of this guidance in the first quarter of fiscal 2009 did not have a material impact on our consolidated financial statements.

In the second quarter of fiscal 2009, we adopted new accounting guidance requiring disclosures about the fair value of financial instruments for interim reporting periods in addition to annual reporting periods.  Implementation of this guidance did not impact our consolidated financial statements.

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued.  This guidance requires disclosure of the date through which a company has evaluated subsequent events and the basis for that date, which for public entities is the date the financial statements are issued.  This guidance does not apply to subsequent events that are within the scope of other GAAP and does not result in significant changes in the subsequent events reported by us.  We implemented this guidance during the second quarter of fiscal 2009 and performed a review for subsequent events through November 5, 2009, the date of this report.  No recognized or non-recognized subsequent events were noted.

In June 2009, the FASB issued the Accounting Standards Codification (“Codification”), which became the single source of authoritative non-governmental GAAP.  The Codification does not change GAAP, but instead introduces a new structure that combines all authoritative standards into a comprehensive, topically-organized online database.  All references to authoritative accounting literature in our financial statements beginning in the third quarter of fiscal 2009 are referenced in accordance with the Codification.  There were no changes to the content of our financial statements or disclosures as a result of implementing the Codification.

2.  Investments and Marketable Securities

Investments and marketable securities consisted solely of available-for-sale securities (in thousands):

Corporate Debt Securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Maturity

September 29, 2009	$—	$—	$—	$—	—

December 30, 2008	$999	$—	$(3)	$996	February 2009

3.  Inventories

Inventories consisted of (in thousands):

	September 29, 2009	December 30, 2008

Restaurant food and supplies	$12,532	$12,091
Bakery finished goods	11,913	7,423
Bakery raw materials and supplies	4,245	3,618
Total	$28,690	$23,132

4.  Long-Term Debt

Long-term debt consisted of (in thousands):

	September 29, 2009	December 30, 2008

Credit facility	$150,000	$275,000

In April 2007, we entered into a five-year revolving credit facility (“Facility”) with a maximum available borrowing commitment of $200 million.  In March 2008, we amended the Facility to increase the maximum available borrowing commitment to $300 million.  In January 2009, we entered into a second amendment, which reset our financial covenants and pricing, and also limited cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a liquidity threshold.  Borrowings under the amended Facility bear interest at a floating rate based on the London Interbank Offering Rate (LIBOR) plus a spread ranging from 2.50% to 2.75%, depending on our ratio of debt to trailing 12-month earnings before interest, taxes, depreciation, amortization and noncash stock option expense (“EBITDA”), as defined in the agreement.  In addition, we pay a commitment fee ranging from 0.40% to 0.45%, also depending on our ratio of debt to EBITDA, calculated on the average unused portion of the Facility.  The amended Facility restricts unsecured borrowings to $15 million and includes a pledge of our outstanding equity interests in The Cheesecake Factory Bakery Incorporated and The Cheesecake Factory Assets Co. LLC, which had carrying values of $91.8 million and $65.3 million, respectively, at September 29, 2009.

We are obligated to maintain certain financial covenants, which include a maximum debt to EBITDA ratio of 1.75 as of the fiscal quarter ending March 31, 2009 or 1.50 as of the end of any fiscal quarter thereafter, as well as a minimum EBITDAR (EBITDA plus rental expense), as defined in the Facility, to interest and rental expense ratio of 1.90 as of any of the fiscal quarters ending March 31, 2009 through September 28, 2010 or 2.00 as of the end of any fiscal quarter thereafter.  At September 29, 2009, our EBITDA and EBITDAR ratios were 0.84 and 2.26, respectively.  Therefore, we were in compliance with the covenants in effect under the Facility at that date.

Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of September 29, 2009, we had net availability for borrowings of $134 million, based on outstanding debt of $150 million and $16 million in standby letters of credit.  During the first three quarters of fiscal 2009, we repaid $125 million of the outstanding balance on the Facility.  In October 2009, we repaid an additional $25 million to bring our current outstanding balance to $125 million.  Since we have the contractual ability to maintain the outstanding balance on our Facility, the debt is classified as long-term on our consolidated balance sheets.

5.        Derivative Financial Instruments

At the beginning of fiscal 2009, we held zero-cost interest rate collars that hedged interest rate variability on $250 million of the outstanding balance on our Facility.  During the second and third quarters of fiscal 2009, we unwound $100 million and $25 million of these derivatives at a cost of $3.3 million and $2.0 million, respectively.  Our remaining instruments consist of combinations of purchased cap options with three-month LIBOR cap rates of 5.35% and sold floor options with three-month LIBOR floor rates ranging from 4.49% to 4.69%, and have maturity dates of April 3, 2012.

These derivatives qualify for hedge accounting as cash flow hedges and, accordingly, are recognized at fair value as either assets or liabilities on the consolidated balance sheets.  All changes in fair value are recorded in accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings when the related interest expense on the underlying borrowing is recognized.  We do not hold any derivative financial instruments for trading or speculative purposes.

Changes in the fair value of our interest rate collars are expected to be perfectly effective in offsetting the variability in interest payments attributable to fluctuations in three-month LIBOR rates above the cap rates and below the floor rates specified in the respective agreements.  If, at any time, an interest rate collar is determined to be ineffective, in whole or in part, due to modifications in the interest rate collar or the underlying credit facility, prospective changes in fair value of the portion of the derivative determined to be ineffective will be recognized as a gain or loss in interest income or interest expense in the consolidated statements of operations.

The fair values and balance sheet locations of our derivatives are as follows (in thousands):

	Liability Derivatives
	September 29, 2009		December 30, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other accrued expenses	$5,286	Other accrued expenses	$3,702
Interest rate contracts	Other noncurrent liabilities	5,650	Other noncurrent liabilities	11,686
Total		$10,936		$15,388

We had no derivative financial instruments in asset positions as of September 29, 2009 or December 30, 2008.  See Note 6 for discussion of the methods used to determine fair value of our derivative financial instruments.

The effect of derivative instruments on our consolidated statements of operations is as follows (in thousands):

	Gain/(Loss) Recognized in AOCI on Derivatives		Location of Gain/(Loss) Reclassified from AOCI into Income	Gain/(Loss) Reclassified from AOCI into Income (1)
	Thirteen Weeks Ended			Thirteen Weeks Ended
	September 29, 2009	September 30, 2008		September 29, 2009	September 30, 2008
Interest rate contracts	$(395)	$(908)	Interest expense	$(3,500)	$(580)

	Gain/(Loss) Recognized in AOCI on Derivatives		Location of Gain/(Loss) Reclassified from AOCI into Income	Gain/(Loss) Reclassified from AOCI into Income (1)
	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	September 29, 2009	September 30, 2008		September 29, 2009	September 30, 2008
Interest rate contracts	$238	$70	Interest expense	$(9,002)	$(1,241)

(1)   Gain/(loss) reclassified from AOCI into income for the thirteen and thirty-nine weeks ended September 29, 2009 included $2.0 million and $5.3 million, respectively, of expense to unwind $125 million of our interest rate collars.

We expect to reclassify approximately $5.3 million of the AOCI balance at September 29, 2009 against earnings during the next 12 months as the related hedged interest expense is recognized.

6.  Fair Value Measurement

The following table presents our financial assets and liabilities that were accounted for at fair value as of September 29, 2009 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3

Assets:
Cash invested in money market fund	$76,824	$—	$—

Liabilities:
Derivative financial instruments	$—	$10,936	$—

For assets that are measured using quoted prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs.  At September 29, 2009, we had $76.8 million of cash invested in a tax-exempt money market fund.  The fund purchases only first-tier securities, and we have not experienced any losses in these accounts.  Therefore, we believe we are not exposed to significant risk on these investments.

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

7. Commitments and Contingencies

The Internal Revenue Service (“IRS”) audited our tax returns for fiscal years 2003 through 2006 with respect to the deductibility, under the provisions of Internal Revenue Code Section 162(m), of certain compensation in excess of $1 million per year paid to three current executive officers and one former executive officer resulting from their respective exercises of stock options later determined to be misdated.  On May 1, 2008, the IRS issued a Notice of Proposed Adjustment to us disallowing the deduction of approximately $5.1 million of compensation expense with respect to the exercise of stock options by such executive officers.  We believe that such stock option compensation qualifies as performance-based compensation that is not subject to the limitations on deductibility under Internal Revenue Code Section 162(m).  We received a Statutory Notice of Deficiency from the IRS for fiscal 2005 only and have petitioned for redetermination of this notice with the United States Tax Court.  With respect to all other tax years, we intend to continue discussions with the IRS in an effort to reach a favorable resolution and, if such resolution is not reached, to pursue all available administrative and legal remedies.  While we believe that such stock option compensation qualified as performance-based compensation that is not subject to the limitations on deductibility, we have reserved $2.4 million for estimated taxes and interest due through September 29, 2009.  This reserve does not include penalties.

On August 5, 2009, two former hourly restaurant employees in the State of California filed a class action lawsuit in the Los Angeles County Superior Court (Luque v. The Cheesecake Factory Restaurants, Inc.; Case No. BC415640) against us alleging violations of California’s wage and hour laws with respect to alleged failure to pay proper vacation wages at termination, failure to furnish wage statements, and violations of the California Business and Professions Code, among others claims.  This lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the respective plaintiffs and other purported class members. The plaintiffs also seek attorneys’ fees for themselves.  We intend to vigorously defend this action.  Based on the current status of this matter, we have not reserved for any potential future payments.

On January 20, 2009, one former hourly restaurant employee in the State of California filed a lawsuit in the San Diego County Superior Court (Giradin v. The Cheesecake Factory, Inc.; Case No. 37-2009-00081696-CU-OE-CTL) against us alleging violations of California’s wage and hour laws with respect to alleged failure to pay proper wages, failure to furnish accurate wage statements and violations of the California reporting time laws, among others claims.  This lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the respective plaintiff and other purported class members.  The plaintiff also seeks attorneys’ fees.  We intend to vigorously defend this action.  Based on the current status of this matter, we have not reserved for any potential future payments.

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

On June 30, 2008, the EEOC for the Phoenix District Office filed a complaint with the United States District Court for the District of Arizona stylized as Equal Employment Opportunity Commission vs. The Cheesecake Factory, Inc.  The complaint (No. CV08-1207-PHX-NVW) alleges that since November 2004, we engaged in unlawful employment practices by permitting a class of male employees, including three named former employees, to be sexually harassed by male co-workers, creating a hostile work environment in violation of Title VII.  The complaint also alleges, among other claims, that we knew or should have known of the alleged sexual harassment and failed to act reasonably to prevent or correct such alleged sexual harassment.  The complaint in Case No.CV08-1207-PHX-NVW seeks injunctive relief and monetary compensation, including for emotional pain and suffering, among other damages.  We filed our answer to the complaint on December 24, 2008.  Two of the purported class members are subject to binding arbitration with respect to a portion of the claims arising in Case No. CV08-1207-PHX-NVW.  The parties have agreed to a full settlement of all claims of all parties in this matter, which has resulted in a dismissal, with prejudice, of such arbitration proceedings.  The parties are currently executing final documentation of settlement. We have reserved $345,000 for estimated settlement costs in this matter.  We deny the allegations in these matters and, if settlement is not concluded, intend to vigorously defend against these claims.

On January 9, 2007, two former hourly restaurant employees in the State of California filed a lawsuit in the Los Angeles County Superior Court against us alleging violations of California’s wage and hour laws with respect to alleged failure to pay proper wages, improper payroll deductions, and violations of the California meal and break period laws, among others claims (Guardado v. The Cheesecake Factory Restaurants, Inc. et al; Case No. BC360426).  This case was previously stayed by the parties through December 2008, pending the California Supreme Court’s decision to review Brinker Restaurant Corp. v. Superior Court of San Diego County (No. S166350, 2008). Subsequently, the parties entered into mediation proceedings that, to date, have not been successful. On February 23, 2009, an additional lawsuit with similar allegations was filed by another hourly restaurant employee in Santa Clara County Superior Court (Benitez v. The Cheesecake Factory Restaurants, Inc., et al; Case No. 109CV135687).  In April, 2009, we gave notice to the respective courts in Case No. 109CV135687 and Case No. BC360426 that such cases may be related matters.  The parties have resumed discovery and will continue settlement discussions as part of ongoing mediation efforts in Case No. BC360426, and have commenced preliminary settlement discussions in Case No. 109CV135687.  These lawsuits seek unspecified amounts of penalties and other monetary payments on behalf of the respective plaintiffs and other purported class members.  The respective plaintiffs also seek attorneys’ fees for themselves.  We intend to vigorously defend these actions.  Based on the current status of these matters, we have not reserved for any potential future payments.

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

We are also subject to other private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business.  These claims typically involve claims from guests, staff members and others related to operational issues common to the foodservice industry.  A number of these claims may exist at any given time and some of the employee claims may be pled as class actions.  We could be affected by adverse publicity and litigation costs resulting from such allegations, regardless of whether these allegations are valid or whether we are determined to be liable.  From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks.  At this time, we believe that the final disposition of these lawsuits, proceedings and claims will not have a material adverse effect on our financial position, results of operations or liquidity.  It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

8.  Stock-Based Compensation

The following table presents information related to stock-based compensation (in thousands):

	Thirteen Weeks Ended September 29, 2009	Thirteen Weeks Ended September 30, 2008	Thirty-Nine Weeks Ended September, 29, 2009	Thirty-Nine Weeks Ended September 30, 2008

Stock-based compensation expense	$3,417	$3,793	$10,483	$10,806

Income tax benefit	907	1,067	2,631	3,134

Capitalized stock-based compensation (1)	83	352	359	1,023

(1)          It is our policy to capitalize the portion of stock-based compensation costs for our internal development and construction, legal, and facilities departments that relates to capitalizable activities such as the design and construction of new restaurants, remodeling existing locations, lease, intellectual property and liquor license acquisition activities and equipment installation.  Capitalized stock-based compensation is included in property and equipment, net and other assets on the consolidated balance sheets.

Stock Options

The weighted average fair value at the grant date for options issued during the third quarter of fiscal 2009 and 2008 was $8.08 and $6.32 per option, respectively.  The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the third quarter of fiscal 2009 and 2008, respectively: (a) no dividend yield on our stock, (b) expected stock price volatility of 49.4% and 40.1%, (c) a risk-free interest rate of 2.5% and 3.2%, and (d) an expected option term of 5.4 and 5.3 years.

Stock option activity during the thirty-nine weeks ended September 29, 2009 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 30, 2008	9,428	$24.58
Granted	1,772	$10.25
Exercised	(86)	$9.72
Cancelled	(693)	$23.70
Outstanding at September 29, 2009	10,421	$22.33	6.1	$23,284

Exercisable at September 29, 2009	4,531	$25.02	4.2	$2,194

The total intrinsic value of options exercised for the thirteen and thirty-nine weeks ended September 29, 2009 was $0.3 million and $0.5 million, respectively.  Total intrinsic value of options exercised for the thirteen and thirty-nine weeks ended September 30, 2008 was $0.3 million and $2.0 million, respectively.  As of September 29, 2009, total unrecognized stock-based compensation expense related to unvested stock options was $22.0 million, which we expect to recognize over a weighted average period of approximately 3.1 years.

Restricted Shares

Restricted share activity during the thirty-nine weeks ended September 29, 2009 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding at December 30, 2008	446	$26.13
Granted	365	10.21
Vested	—	—
Cancelled	(17)	21.31
Outstanding at September 29, 2009	794	$18.45

Fair value of our restricted shares is based on our closing stock price on the date of grant.  As of September 29, 2009, total unrecognized stock-based compensation expense related to unvested restricted shares was $5.6 million, which we expect to recognize over a weighted average period of approximately 2.4 years.

9.      Net Income Per Share

At September 29, 2009 and September 30, 2008, 0.8 million and 0.5 million shares, respectively, of restricted stock issued to employees were unvested, and therefore excluded from the calculation of basic earnings per share for each of the fiscal quarters ended on those dates.  Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted shares, calculated using the treasury stock method.  Assumed proceeds from the in-the-money options include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by FASB Accounting Standards Codification 718, “Compensation — Stock Option Compensation”.

(In thousands, except per share data)	Thirteen Weeks Ended September 29, 2009	Thirteen Weeks Ended September 30, 2008	Thirty-Nine Weeks Ended September 29, 2009	Thirty-Nine Weeks Ended September 30, 2008

Net income	$16,258	$11,783	$42,846	$45,213

Basic weighted average shares outstanding	59,359	62,339	59,337	65,308
Dilutive effect of stock options and restricted shares	969	151	887	283

Diluted weighted average shares outstanding	60,328	62,490	60,224	65,591

Basic net income per share	$0.27	$0.19	$0.72	$0.69

Diluted net income per share	$0.27	$0.19	$0.71	$0.69

Shares of common stock equivalents of 8.3 million and 9.1 million for the thirteen and thirty-nine weeks ended September 29, 2009 and 9.2 million and 9.1 million for the thirteen and thirty-nine weeks ended September 30, 2008, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

10.  Comprehensive Income

Comprehensive income consisted of (in thousands):

	Thirteen Weeks Ended September 29, 2009	Thirteen Weeks Ended September 30, 2008	Thirty-Nine Weeks Ended September 29, 2009	Thirty-Nine Weeks Ended September 30, 2008

Net income	$16,258	$11,783	$42,846	$45,213
Net unrealized (loss)/gain on available-for-sale securities, net of tax	—	(30)	1	18
Unrealized (loss)/gain on derivative financial instruments, net of tax	(395)	(908)	238	70
Loss reclassified into income due to cancellation of derivative financial instruments, net of tax	1,237	—	3,368	—

Total	$17,100	$10,845	$46,453	$45,301

11.  Segment Information

We operate in two business segments, restaurants and bakery.  Restaurants consist of The Cheesecake Factory®, Grand Lux Cafe® and RockSugar Pan Asian Kitchen®.  The bakery segment produces baked desserts and other products for our restaurants and for other foodservice operators, retailers and distributors.  Bakery sales to our restaurants are recorded at prices similar to third-party national accounts.  Unallocated corporate expenses, which include all stock-based compensation, assets and capital expenditures, are presented below as reconciling items to the amounts presented in the consolidated financial statements.

Segment information is presented below (in thousands):

	Thirteen Weeks Ended September 29, 2009	Thirteen Weeks Ended September 30, 2008	Thirty-Nine Weeks Ended September 29, 2009	Thirty-Nine Weeks Ended September 30, 2008
Revenue:
Restaurants	$386,546	$390,849	$1,159,787	$1,162,137
Bakery	27,877	27,457	79,417	81,276
Intercompany bakery sales	(13,783)	(13,190)	(37,826)	(37,360)
Total	$400,640	$405,116	$1,201,378	$1,206,053

Income from operations:
Restaurants	$47,545	$40,069	$136,075	$128,644
Bakery	3,797	2,744	9,909	8,790
Corporate	(24,006)	(21,790)	(71,708)	(62,722)
Total	$27,336	$21,023	$74,276	$74,712

Depreciation and amortization:
Restaurants	$16,301	$15,830	$48,914	$47,768
Bakery	770	755	2,293	2,229
Corporate	1,617	1,470	4,839	4,512
Total	$18,688	$18,055	$56,046	$54,509

Capital expenditures:
Restaurants	$6,117	$15,857	$21,185	$53,376
Bakery	784	517	1,259	1,363
Corporate	464	726	2,005	2,127
Total	$7,365	$17,100	$24,449	$56,866

			September 29, 2009	December 30, 2008
Total assets:
Restaurants			$894,979	$926,484
Bakery			60,092	57,680
Corporate			122,390	158,466
Total			$1,077,461	$1,142,630

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

As of November 5, 2009, we operated 160 upscale, full-service, casual dining restaurants: 146 under The Cheesecake Factory® mark, 13 under the Grand Lux Cafe® mark and one under the RockSugar Pan Asian Kitchen® mark.  We also operated two bakery production facilities and licensed two limited menu bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.

The Cheesecake Factory is an upscale casual dining concept offering an extensive menu of approximately 200 menu items including appetizers, pizza, seafood, steaks, chicken, burgers, pasta, specialty items, salads, sandwiches, omelets and desserts, including approximately 40 varieties of cheesecake and other baked desserts.  Grand Lux Cafe and RockSugar Pan Asian Kitchen are also upscale casual dining concepts.  Grand Lux Cafe offers a broad menu of approximately 150 menu items, while RockSugar Pan Asian Kitchen offers a Southeast Asian focused menu with approximately 80 items.  In contrast to many chain restaurant operations, substantially all of our menu items (except desserts at The Cheesecake Factory that are manufactured at our bakery production facilities) are prepared on the restaurant premises using high quality, fresh ingredients based on innovative and proprietary recipes.  We believe our restaurants are recognized by consumers for offering value with menu options across a wide range of moderate price points and portions designed for sharing.  Our restaurants’ distinctive, contemporary design and decor create a high-energy ambiance in a casual setting.  Our restaurants currently range in size from 5,400 to 21,000 interior square feet, provide full alcoholic beverage service and are generally open seven days a week for lunch and dinner, as well as Sunday brunch.  Our staff members are focused on guest service and hospitality, and strive to deliver an excellent overall experience to our guests.

Overview

In addition to being highly competitive, the restaurant industry is affected by changes in consumer tastes and discretionary spending patterns; general economic conditions; public safety conditions; demographic trends; weather conditions; the cost and availability of food products, labor and energy; purchasing power; and government regulations.  Accordingly, as part of our strategy we must constantly evolve and refine the critical elements of our restaurant concepts to protect our competitiveness and to maintain and enhance the strength of our brand.

Our strategy is driven by our commitment to guest satisfaction and is focused primarily on menu innovation and operational execution to continue to differentiate ourselves from other restaurant concepts, as well as drive competitively strong performance that is sustainable.  Financially, we are focused on prudently managing expenses at our restaurants, bakery facilities and corporate support center.  We are also committed to allocating capital in a way that will maximize profitability and returns.  Investing in our restaurants is our top capital allocation priority with a focus on continuing to develop our concepts in premier locations within both existing and new markets.  Near-term, we will also continue to focus on reducing our outstanding debt balance.

In evaluating and assessing the performance of our business, we believe the following are key performance indicators that should be taken into consideration:

•                  Comparable Restaurant Sales and Overall Revenue Growth.  Increases in comparable restaurant sales come from gains in guest traffic, as well as a higher check average (as a result of menu price increases and/or changes in menu mix).  Comparable restaurant sales growth, in addition to revenue from new restaurant openings and increases in third-party bakery sales, generally contribute to our overall revenue growth.

•                  Income from Operations Expressed as a Percentage of Revenues (“Operating Margins”).  Operating margins are subject to fluctuations in commodity costs, labor, restaurant-level occupancy expenses, general and administrative expenses, and preopening expenses.  Our objective is to gradually increase our operating margins by capturing fixed cost leverage from comparable restaurant sales increases; maximizing our purchasing power as our business grows; and operating our restaurants as productively as possible by retaining the efficiencies we gained through cost management initiatives that have been implemented.

In addition, by efficiently scaling our restaurant and bakery support infrastructure and improving our internal processes, we strive to grow general and administrative expenses at a slower rate than revenue growth over the long-term, which should also contribute to operating margin expansion.

•                  Return on Investment.  Return on investment measures our ability to make the best decisions regarding our allocation of capital.  Returns are affected by the cost to build restaurants, the level of revenues that each restaurant can deliver and our ability to maximize the profitability of restaurants through operational execution and strict cost management.  Our objective is to deploy capital in a manner that will maximize our return on investment.

Results of Operations

The following table sets forth, for the periods indicated, our consolidated statements of operations expressed as percentages of revenues.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

	Thirteen Weeks Ended September 29, 2009	Thirteen Weeks Ended September 30, 2008	Thirty-Nine Weeks Ended September 29, 2009	Thirty-Nine Weeks Ended September 30, 2008

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	23.9	25.7	24.4	25.7
Labor expenses	32.9	33.2	33.3	33.2
Other operating costs and expenses	25.5	25.6	25.3	24.5
General and administrative expenses	6.0	5.3	5.9	5.1
Depreciation and amortization expenses	4.7	4.5	4.7	4.5
Preopening costs	0.2	0.5	0.2	0.8
Total costs and expenses	93.2	94.8	93.8	93.8
Income from operations	6.8	5.2	6.2	6.2
Interest expense	(1.4)	(1.0)	(1.5)	(1.0)
Interest income	—	0.1	—	0.1
Other income/(expense), net	0.1	—	0.1	—
Income before income taxes	5.5	4.3	4.8	5.3
Income tax provision	1.4	1.4	1.2	1.6
Net income	4.1%	2.9%	3.6%	3.7%

Thirteen Weeks Ended September 29, 2009 Compared to Thirteen Weeks Ended September 30, 2008

Revenues

Revenues decreased 1% to $400.6 for the thirteen weeks ended September 29, 2009 compared to $405.1 for the thirteen weeks ended September 30, 2008.

Restaurant sales decreased 1% to $386.5 compared to $390.8 for the same period of the prior year.  This decline consisted of a $10.4 million, or a 2.8% decrease, in comparable restaurant sales and a $6.1 million increase from newer restaurants not yet in the comparable sales base.  At September 29, 2009, there were nine restaurants not included in the comparable sales base.  New restaurants become eligible to enter our comparable sales calculations in their 19th month of operation.

Comparable sales at The Cheesecake Factory restaurants decreased 2.4% from the prior year third quarter.  We implemented an effective menu price increase of approximately 1.2% during our winter menu change in the first quarter of fiscal 2009 and an effective menu price increase of approximately 0.8% during our summer menu change in the third quarter of fiscal 2009.  The decrease in comparable sales for the third quarter of fiscal 2009 was due to reduced guest traffic at our restaurants, which we believe was primarily driven by the macroeconomic factors affecting the restaurant industry in general.  The decrease in guest traffic was partially offset by a slightly higher average check.

Comparable sales at the Grand Lux Cafe restaurants decreased 6.0% compared to the prior year third quarter.  We implemented an effective menu price increase of approximately 0.3% in April 2009 and expect to implement an approximate effective price increase of 0.6% during the fourth quarter of fiscal 2009.  The decrease in Grand Lux Cafe comparable sales is also attributable to a decline in guest traffic, which we believe was primarily caused by the macroeconomic factors impacting the restaurant industry in general.  The decrease in guest traffic was partially offset by a slightly higher average check.  Factors outside of our control, such as macroeconomic conditions, inclement weather, timing of holidays, and competitive and other factors, including those referenced in our Annual Report on Form 10-K for the year ended December 30, 2008, can impact comparable sales.

We generally update and reprint the menus in our restaurants twice a year.  As part of these menu updates, we evaluate the need for price increases based on those operating cost and expense increases of which we are aware or can reasonably expect.  While menu price increases can facilitate increased comparable restaurant sales in addition to offsetting margin pressure, we carefully consider all potential price increases in light of the extent to which we believe they will be accepted by our restaurant guests.

Total restaurant operating weeks increased 2% to 2,080 for the thirteen weeks ended September 29, 2009 primarily from the opening of three new restaurants during the trailing 15-month period.  Average sales per restaurant operating week decreased 2% to $185,839 compared to the third quarter of fiscal 2008.  This decrease in average weekly sales is due principally to a decline in guest traffic.

In fiscal 2009, we opened one The Cheesecake Factory restaurant in the first quarter and do not plan to open any additional restaurants during the remainder of the year.

Bakery sales to other foodservice operators, retailers and distributors (“bakery sales”) decreased 1% to $14.1 million for the thirteen weeks ended September 29, 2009 compared to $14.3 million for the comparable period of last year.  Warehouse clubs, our largest sales channel for bakery sales, accounted for 69% of total bakery sales in the current quarter compared to 67% for the third quarter of fiscal 2008.

We strive to develop and maintain long-term, growing relationships with our bakery customers, based largely on our 35-year reputation for producing high quality and creative baked desserts.  However, it is difficult to predict the timing of bakery product shipments and contribution margins on a quarterly basis, as the purchasing plans of our large-account customers may fluctuate.  Due to the highly competitive nature of the bakery business, we are unable to enter into long-term contracts with our large-account bakery customers, who may discontinue purchasing our products without advance notice at any time for any reason.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is reflected separately in depreciation and amortization expenses.

As a percentage of revenues, cost of sales decreased to 23.9% in the third quarter of fiscal 2009 compared to 25.7% in the comparable period of last year.  Approximately half of this decrease was attributable to savings associated with our cost of sales initiatives, including the development of new menu items with lower food costs, negotiating more favorable pricing for commodities and optimizing our supply chain.  The majority of the remaining cost of sales favorability stemmed primarily from commodity price spikes that occurred in the summer of 2008.  During this time frame, prices were significantly higher for certain grocery, produce and dairy items.  Additionally, our bakery benefited from a favorable year-over-year contracted price for cream cheese.

Our restaurant menus are among the most diversified in the foodservice industry and, accordingly, are not overly dependent on a few select commodity.  Changes in costs for one commodity are often, but not always, counterbalanced by cost changes in other commodity categories.  The principal commodity categories for our restaurants include produce, poultry, meat, fish and seafood, cheese, other dairy products, bread and general grocery items.

Currently we are able to contract for the majority of the food commodities used in our operations for periods of up to one year.  However, with the exception of cream cheese used in our bakery operations, we are currently not able to contract for many fresh commodities, such as fish, dairy, and produce products for periods longer than 30 days in most cases.  As a result, these commodities may be subject to unforeseen supply and cost fluctuations due principally to weather, fuel costs and other agricultural conditions.  Cream cheese is the most significant commodity used in our bakery products.  We have contracted for a majority of our fiscal 2009 cream cheese requirements and will also purchase cream cheese on the spot market as necessary to supplement our contracted amounts.

As has been our past practice, we will carefully consider opportunities to introduce new menu items and implement selected menu price increases to help offset expected cost increases for key commodities and other goods and services utilized by our operations.  While we have been successful in the past in reacting to inflation and other changes in the costs of key operating resources by gradually increasing prices for our menu items, coupled with more efficient purchasing practices, varying menu mix, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future.

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

Labor Expenses

As a percentage of revenues, labor expenses for the third quarter of fiscal 2009 decreased to 32.9% versus 33.2% for the comparable period last year.  This decrease was driven by a reduction in direct operating labor costs as a result of our operational initiatives, such as increased automation of our expediting process, which improved our overall productivity.  This labor favorability was partially offset by higher health insurance costs in the third quarter of fiscal 2009 as compared to the third quarter of last year.  Stock-based compensation included in labor expenses was $1.4 million in the third quarter of fiscal 2009 as compared to $1.5 million in the third quarter of fiscal 2008.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead, selling and distribution expenses.  As a percentage of revenues, other operating costs and expenses decreased slightly to 25.5% for the thirteen weeks ended September 29, 2009 versus 25.6% for the comparable period of fiscal 2008.  Higher marketing expenses in the third quarter of fiscal 2009 were offset by a decrease in utility costs.  Savings from cost management initiatives slightly more than offset deleverage from lower sales levels.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of our restaurant management recruiting and training program, as well as the restaurant field supervision, bakery administrative and corporate support organizations.  As a percentage of revenues, G&A expenses increased to 6.0% for the thirteen weeks ended September 29, 2009 compared to 5.3% for the comparable period of fiscal 2008.  The majority of this variance is due to an increase in the accrual for corporate performance bonuses in the third quarter of fiscal 2009 as compared to the comparable prior year period.  Stock-based compensation included in G&A expenses was $1.9 million in the third quarter of fiscal 2009 as compared to $2.2 million in the third quarter of fiscal 2008.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization increased to 4.7% for the third quarter of fiscal 2009 compared to 4.5% for the same period of fiscal 2008.  The increase is primarily attributable to de-leveraging from the lower average weekly sales at our restaurants.

Preopening Costs

Preopening costs include all costs to relocate and compensate restaurant management employees during the preopening period; costs to recruit and train hourly restaurant employees; wages, travel and lodging costs for our opening training team and other support employees; and straight-line minimum base rent during the build-out and in-restaurant training periods.  Also included in preopening costs are expenses allocated to each restaurant opening, which include costs for maintaining a roster of trained managers for pending openings; the associated temporary housing and other relocation costs necessary to align with future opening and operating needs; and corporate travel and support activities.  Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Preopening costs decreased to $0.6 million for the thirteen weeks ended September 29, 2009 compared to $2.1 million in the comparable period of the prior year.  We had no restaurant openings in either the third quarter of fiscal 2009 or fiscal 2008.  The primary cause of the decline in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 is that in 2008, costs were incurred in support of the two The Cheesecake Factory restaurants we opened in the fourth quarter of fiscal 2008, while we are not planning to open any restaurants in the fourth quarter of fiscal 2009.

Interest Expense, Interest Income and Other Income/(Expense), Net

Interest expense increased to $5.6 million for the thirteen weeks ended September 29, 2009 compared to $3.9 million for the comparable prior year period due primarily to a $2.0 million charge to unwind a portion of an interest rate collar we had in place on our revolving credit facility balance.  In addition, we paid a higher interest rate on the outstanding balance of our debt in the third quarter of fiscal 2009 relative to the prior year period as a result of the January 2009 amendment to our revolving credit facility.  (See Note 4 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)  The increase in our interest rate was partially offset by a lower average outstanding debt balance during the third quarter of fiscal 2009 as compared to the prior year third quarter.

Interest income decreased to less than $0.1 million for the third quarter of fiscal 2009 compared to $0.4 million for the comparable period last year due primarily to lower interest rates earned on invested balances during the third quarter of fiscal 2009.

We recorded net other income of $0.2 million for the thirteen weeks ended September 29, 2009 compared to net other expense of $0.1 million for the comparable prior year period.  This variance primarily relates to changes in the value of our investments in variable life insurance contracts used to informally fund our Executive Savings Plan, a non-qualified deferred compensation plan.

Income Tax Provision

Our effective income tax rate was 26.2% for the thirteen weeks ended September 29, 2009 compared with 32.3% for the comparable prior year period.  This decline was primarily attributable to non-taxable gains on our investments in variable life insurance contracts used to support our Executive Savings Plan and higher deductions allowed on items that fluctuate with taxable income in the third quarter of fiscal 2009.

Thirty-Nine Weeks Ended September 29, 2009 Compared to Thirty-Nine Weeks Ended September 30, 2008

Revenues

Revenues were $1,201.4 million for the thirty-nine weeks ended September 29, 2009 compared to $1,206.1 million in revenues reported for the thirty-nine weeks ended September 30, 2008.

Restaurant sales decreased 0.2% to $1,159.8 million compared to $1,162.1 million for the same period of the prior year.  This decline consisted of a $33.1 million, or a 3.1%, decrease in comparable restaurant sales and a $30.8 million increase from newer restaurants not yet in the comparable sales base.

Comparable sales at The Cheesecake Factory restaurants decreased 2.9% in the first three quarters of fiscal 2009 as compared to the first three quarters of fiscal 2008.  We implemented an approximate 1.2% effective menu price increase during our winter menu change in the first quarter of fiscal 2009 and an approximate 0.8% effective menu price increase during our summer menu change in the third quarter of fiscal 2009.  The decrease in comparable sales was due to reduced guest traffic at our restaurants, which we believe was primarily driven by the macroeconomic factors affecting the restaurant industry in general.  The decrease in guest traffic was partially offset by a slightly higher average check.

Comparable sales at the Grand Lux Cafes decreased 5.5% in the thirty-nine weeks ended September 29, 2009 compared to the comparable period last year.  We implemented an effective menu price increase of approximately 0.3% in April 2009 and expect to implement an approximate 0.6% increase in the fourth quarter of 2009.  The decrease in Grand Lux Cafe comparable sales is also attributable to a decline in guest traffic, which we believe was primarily caused by the macroeconomic factors impacting the restaurant industry in general.  The decrease in guest traffic was partially offset by a slightly higher average check.

Bakery sales decreased 5% to $41.6 million for the thirty-nine weeks ended September 29, 2009 compared to $43.9 million for the comparable period of last year. This decrease is due primarily to lower sales to our national accounts and warehouse clubs.  Warehouse clubs, our largest sales channel for bakery sales, accounted for 68% of total bakery sales in the thirty-nine weeks ended September 29, 2009 compared to 66% for the comparable period of the prior year.

Cost of Sales

As a percentage of revenues, cost of sales decreased to 24.4% for the thirty-nine weeks ended September 29, 2009 compared to 25.7% in the comparable period of the prior year.  Approximately half of this decrease was attributable to savings associated with our cost of sales initiatives, including the development of new menu items with lower food costs, negotiating more favorable pricing for commodities and optimizing our supply chain.  The remaining decrease primarily relates to the development of new menu items with lower food costs and favorable year-over-year pricing for certain items such as produce, cheese and dairy.

Labor Expenses

As a percentage of revenues, labor expenses for the thirty-nine weeks ended September 29, 2009 increased to 33.3% versus 33.2% for the comparable period last year.  This increase was primarily due to higher health insurance costs in the first three quarters of fiscal 2009 as compared to the comparable period last year.  Additionally, a favorable adjustment to our stock option forfeiture rate in fiscal 2008 negatively impacted comparisons with fiscal 2009.  These unfavorable items were partially offset by favorable direct operating labor costs as a result of our operational initiatives, which improved our overall productivity in fiscal 2009.

Stock-based compensation included in labor was $4.3 million for the thirty-nine weeks ended September 29, 2009 as compared to $3.5 million in the first three quarters of fiscal 2008.  The expense in the prior year period is net of a $1.5 million reduction related to an adjustment to our estimated stock option forfeiture rate.

Other Operating Costs and Expenses

As a percentage of revenues, other operating costs and expenses increased to 25.3% for the thirty-nine weeks ended September 29, 2009 compared to 24.5% for the comparable period of fiscal 2008.  This increase was primarily due to favorable fiscal 2008 adjustments to our self-insurance reserves, higher marketing expenses in fiscal 2009 and de-leveraging of fixed costs due to lower average weekly sales at our restaurants.  These items were partially offset by lower utility costs and benefits from the implementation of operational cost saving initiatives during the first three quarters of fiscal 2009.

General and Administrative Expenses

As a percentage of revenues, G&A expenses increased to 5.9% for the thirty-nine weeks ended September 29, 2009 compared to 5.1% for the comparable period of fiscal 2008.  The majority of this variance was due to an increase in the accrual for corporate performance bonuses in fiscal 2009 as compared to the comparable prior year period, as well as a $2.6 million charge in the second quarter of fiscal 2009 resulting from a change in the amount and structure of the founder’s retirement benefit contained in the employment agreement with our Chief Executive Officer.

G&A expenses included $6.0 million and $7.2 million of stock-based compensation expense in the first three quarters of fiscal 2009 and fiscal 2008, respectively.  The expense in the prior year period is net of a $0.7 million reduction related to an adjustment to our stock option forfeiture rate.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses increased to 4.7% for the thirty-nine weeks ended September 29, 2009 compared to 4.5% for the same period of fiscal 2008.  The increase is primarily attributable to de-leveraging from lower average weekly sales at our restaurants.

Preopening Costs

Preopening costs decreased to $2.8 million for the thirty-nine weeks ended September 29, 2009 compared to $9.2 million in the comparable period of the prior year.  We incurred preopening costs to open five restaurants, consisting of four The Cheesecake Factory restaurants and RockSugar Pan Asian Kitchen, during the thirty-nine weeks ended September 30, 2008 compared to opening one The Cheesecake Factory restaurant for the comparable period in fiscal 2009.  In addition, preopening costs were incurred in both periods for restaurant openings in progress; maintaining a roster of trained managers for pending openings; and the associated temporary housing and other relocation costs necessary to align with future opening and operating needs.

Interest Expense, Interest Income and Other Income/(Expense), Net

Interest expense increased to $18.1 million for the thirty-nine weeks ended September 29, 2009 compared to $11.5 million for the comparable prior year period due primarily to $5.3 million in expense to unwind certain interest rate collars we had in place on our revolving credit facility balance.  In addition, we paid a higher interest rate on the outstanding balance of our debt during fiscal 2009 relative to the prior year as a result of the January 2009 amendment to our revolving credit facility.  (See Note 4 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

Interest income decreased to $0.3 million for the thirty-nine weeks ended September 29, 2009 compared to $1.5 million for the comparable period last year due primarily to lower interest rates earned on invested balances during the first three quarters of fiscal 2009 as compared to interest rates earned during the comparable period of fiscal 2008.

We recorded net other income for the thirty-nine weeks ended September 29, 2009 of $0.7 million compared to net other expense of $0.3 million for the comparable prior year period.  This variance relates primarily to changes in the value of our investments in variable life insurance contracts used to informally fund our Executive Savings Plan, a non-qualified deferred compensation plan, as well as the realization in fiscal 2009 of $0.7 million in proceeds from one of these contracts.

Income Tax Provision

Our effective income tax rate was 25.1% for the thirty-nine weeks ended September 29, 2009 compared with 29.9% for the comparable prior year period.  This decline was primarily attributable to non-taxable gains on our investments in variable life insurance contracts used to support our Executive Savings Plan and higher deductions allowed on items that fluctuate with taxable income during the first three quarters of fiscal 2009.

Other Matters

On April 16, 2009, General Growth Properties, Inc. and many of its affiliates (collectively “GGP”) filed for protection under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code.”)  In addition, at least one other landlord of ours has filed for protection under the Bankruptcy Code and we have received a notice of intended foreclosure from the landlord’s lender on another project.  Eleven percent of our restaurants are in locations that are owned, managed or controlled by landlord entities that have filed for bankruptcy protection.  As of November 5, 2009, no leases have been rejected in the bankruptcy proceedings and we have not received any indications that our occupancy rights will be disturbed by any of these proceedings.  Accordingly, we do not expect any significant changes in the management or operations of the shopping centers that are owned, managed or controlled by these landlords.  In addition, financial commitments to us under these agreements continue to be honored to date. We currently do not anticipate that these matters concerning our landlords will have a material adverse effect on our operations or results.

Fiscal 2009 Outlook

We anticipate diluted earnings per share for fiscal 2009 of between $0.89 and $0.91, assuming, among other things, that comparable restaurant sales are approximately negative 3% for the full year. We expect fiscal 2009 capital expenditures to range between $35 million and $40 million, of which approximately $10 million to $11 million relates to new restaurant development, including planned restaurant openings in fiscal 2010.  We expect to generate free cash flow from operations, net of capital expenditures, of approximately $125 million to $130 million in fiscal 2009.  Through the date of this report, we have utilized free cash flow, as well as a portion of our existing cash on hand, to repay $150 million of the outstanding balance on our credit facility during fiscal 2009.

Liquidity and Capital Resources

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in millions):

	September 29, 2009	December 30, 2008

Cash and marketable securities on hand	$82.3	$81.4
Net working capital	$(21.3)	$4.4
Current ratio	0.9:1	1.0:1
Long-term debt and deemed landlord financing liability, including current portion(1)	$205.0	$331.3

(1)

Landlord construction allowances related to restaurant locations for which we are deemed, for accounting purposes only, to have an ownership interest are reflected in our balance sheets as deemed landlord financing.  This liability is amortized over the lease term based on the rent payments designated in the lease agreement.

	Thirty-Nine Weeks Ended September 29, 2009	Thirty-Nine Weeks Ended September 30, 2008

Cash provided by operating activities	$146.5	$114.8
(Repayment)/borrowing on credit facility	$(125.0)	$100.0
Capital expenditures	$(24.4)	$(56.9)

During the thirty-nine weeks ended September 29, 2009, our cash and marketable securities on hand increased by $0.9 million to $82.3 million from December 30, 2008.  This increase was primarily attributable to cash provided by operating activities, partially offset by repayments on our credit facility and purchases of property and equipment.  At September 29, 2009, we had $76.8 million of cash invested in a tax-exempt money market fund.  The fund purchases only first-tier securities, and we have not experienced any losses in these accounts.  Therefore, we believe we are not exposed to significant risk on these investments.

For fiscal 2009, we currently estimate our cash outlays for capital expenditures to range between $35 million and $40 million, net of agreed-upon up-front cash landlord construction contributions and excluding approximately $4 million of expected noncapitalizable preopening costs for new restaurants.  This amount also excludes approximately $6 million of landlord construction contributions to be applied as reductions to minimum or percentage rent over the lease terms. The amount reflected as additions to property and equipment in the consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each operating lease.  This estimate includes a net outlay of $10 million to $11 million for the following items: The Cheesecake Factory restaurant opened during the first quarter of fiscal 2009; estimated construction-in-progress disbursements for anticipated fiscal 2010 openings; and estimated collections of up-front cash landlord construction contributions.  Expected capital expenditures for fiscal 2009 also include approximately $19 million to $21 million for maintenance and capacity addition expenditures to our existing restaurants and $6 million to $8 million for bakery and corporate infrastructure investments.

At September 29, 2009, we had $150 million of borrowings outstanding under our $300 million Facility, having repaid $125 million during the first three quarters of fiscal 2009.  Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of September 29, 2009, we had net availability for borrowings of $134 million, based on outstanding debt of $150 million and $16 million in standby letters of credit.  In October 2009, we repaid an additional $25 million to bring our current outstanding balance to $125 million.  See Note 4 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.

During fiscal 2008 and 2007, we entered into zero-cost interest rate collars that hedge interest rate variability on $250 million of outstanding borrowings on our Facility.  During the second and third quarters of fiscal 2009, we unwound $100 million and $25 million of these derivatives at a cost of $3.3 million and $2.0 million, respectively.  See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our derivative financial instruments.

Based on our current expansion objectives, we believe that our cash and cash equivalents, combined with expected cash flows provided by operations, available borrowings under our credit facility and expected landlord construction contributions should be sufficient in the aggregate to finance our planned capital expenditures and other operating activities through fiscal 2010.

As of September 29, 2009, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties.  Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Recent Accounting Pronouncements

See “Note 1 of Notes to Consolidated Financial Statements” in Part 1, Item 1 of this report for a summary of new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion of market risks contains forward-looking statements.  Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

We are exposed to market risk from interest rate changes on funded debt.  This exposure relates to the component of the interest rate on our $300 million Facility that is indexed to three-month LIBOR.    As of the date of this report, we had $125 million in debt outstanding under the Facility.  Since all of this debt was hedged, a hypothetical 1% interest rate increase would have no impact on income from operations.  By using derivative instruments to hedge exposure to changes in interest rates, we are exposed to the potential failure of our counterparties to perform under the terms of the agreements.  We minimize this credit risk by contracting only with high-quality counterparties.  See Notes 4 and 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt and derivative financial instruments, respectively.

We are also subject to market risk related to our investments in variable life insurance contracts used to support our Executive Savings Plan, to the extent these investments are not equivalent to the related liability.  In addition, because changes in these investments are not taxable, the full impact of gains or losses affects net income.  A hypothetical 10% decline in the market value of the deferred compensation assets and related liabilities held September 29, 2009 would not impact income from operations.  However, net income would decline by $0.6 million.

We purchase food and other commodities for use in our operations, based on market prices established with our suppliers.  Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control.  To manage this risk in part, we periodically enter into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements.  However, we are currently unable to contract for some of our commodities such as fish, produce and dairy items (except for cream cheese used in our bakery operations) for periods longer than 30 days.  Dairy costs can also fluctuate due to government regulation.  Substantially all of our food and supplies are available from several sources, which helps to diversify our overall commodity cost risk.  In addition, we have the ability to increase menu prices, or vary menu items, in response to food commodity price increases.  Some of our commodity purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps.  We do not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 29, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 29, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 7 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A.  Risk Factors

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2008 (the “Annual Report”), and there have been no material changes thereto since the filing of our Annual Report.  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

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

Date: November 5, 2009	THE CHEESECAKE FACTORY INCORPORATED

By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ W. DOUGLAS BENN
W. Douglas Benn
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)