Form 10-K
period 2009-12-29
CHEESECAKE FACTORY INC
filed 2010-02-26
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20574

THE CHEESECAKE FACTORY INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	51-0340466
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

26901 Malibu Hills Road
Calabasas Hills, California	91301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (818) 871-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
Preferred Stock Purchase Rights	(Currently attached to and trading with the Common Stock)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes ☐  No ☐

* The registrant has not yet been phased into the interactive data requirements.

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, June 30, 2009, was $971,631,456 (based on the last reported sales on The NASDAQ Stock Market on that date).

As of February 17, 2010, 60,382,767 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 2, 2010.

PART I

Forward-Looking Statements

Certain information included in this Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission (“SEC”), as well as information included in oral or written statements made by us or on our behalf, may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters.  These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify forward-looking statements.  These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Acts”).

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

ITEM 1.           BUSINESS

General

As of February 26, 2010, The Cheesecake Factory Incorporated (referred to herein as the “Company” or as “we,” “us” and “our”) operated 161 upscale, casual, full-service dining restaurants: 147 under The Cheesecake Factory® mark; 13 under the Grand Lux Cafe® mark; and one under the RockSugar Pan Asian Kitchen® mark.  We also operated two bakery production facilities and licensed two limited menu bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.  Throughout this report, we use the term “restaurants” to include The Cheesecake Factory, Grand Lux Cafe and RockSugar Pan Asian Kitchen, unless otherwise noted, and exclude the two bakery production facilities and two licensed bakery cafes, unless otherwise noted.

Our business operations originated in 1972 when Oscar and Evelyn Overton founded a small bakery in the Los Angeles area.  Their son, David Overton, our Chairman of the Board and Chief Executive Officer, led the creation and opening of the first The Cheesecake Factory restaurant in Beverly Hills, California in 1978.  In February 1992, our Company was incorporated in Delaware to consolidate the restaurant and bakery businesses of its predecessors operating under The Cheesecake Factory® mark.  Our executive offices are located at 26901 Malibu Hills Road, Calabasas Hills, California 91301, and our telephone number is (818) 871-3000.

Restaurant sales represented 96% of our revenues in fiscal 2009, 2008 and 2007.  Our restaurants currently range in size from 5,400 to 21,000 interior square feet, provide full alcoholic beverage service and are generally open seven days a week for lunch and dinner, as well as Sunday brunch.  Hours of operation are generally from 11:00 a.m. to 11:00 p.m., except on weekends when most of our restaurants stay open past midnight, and on Sunday when our restaurants open at 10:00 a.m. for brunch.

Our bakery operations are in the business of creating and marketing branded bakery products under The Cheesecake Factory®, The Cheesecake Factory Bakery® and The Dream Factory® marks as well as private-label bakery products to other foodservice operators, retailers and distributors (“bakery sales”) in order to leverage our brand identity with consumers and take advantage of excess bakery production capacity.  Bakery sales represented approximately 4% of our revenues for fiscal 2009, 2008 and 2007.  For segment information, see Note 16 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report.

We maintain a website at www.thecheesecakefactory.com.  On our website, we make available at no charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports, and our proxy statements as soon as reasonably practicable after we electronically file this material with or furnish it to the SEC.  Our filings are also available on the SEC’s website at www.sec.gov.  The contents of our website are not incorporated by reference into this Form 10-K.

The Cheesecake Factory Restaurant Concept

The Cheesecake Factory restaurants strive to provide a distinctive, high quality dining experience at moderate prices by offering an extensive, innovative and evolving menu in an upscale, casual, high energy setting with attentive, efficient and friendly service.  As a result, The Cheesecake Factory restaurants appeal to a diverse guest base across a broad demographic range.  Our extensive menu enables us to compete for substantially all dining preferences and occasions from the key lunch and dinner day parts to the mid-afternoon and late-night day parts, which are traditionally weaker times for most casual dining restaurant operations.  The Cheesecake Factory restaurants are not open for breakfast, but do offer Sunday brunch.  All of our restaurants are open seven days a week.  All items on the menu, including approximately 40 varieties of cheesecake and other quality baked desserts, may be purchased for off-premise consumption, which represents approximately 8% of total Cheesecake Factory restaurant sales in fiscal 2009, 2008 and 2007.  Most of our restaurants offer curbside “to go” programs, approximately 40% of our restaurants offer home and business delivery service utilizing third-party delivery partners and all of our restaurants offer a catering menu.

Our menu features approximately 200 items, supplemented by additional items presented on separate menu cards, including appetizers, pizza, seafood, steaks, chicken, burgers, specialty items, pastas, salads, sandwiches, omelets and desserts.  Examples of menu offerings include Chicken Madeira, Cajun Jambalaya Pasta, Thai Lettuce Wraps and Crispy Chicken Costoletta.  Menu items, except those desserts manufactured at our bakery production facilities, are prepared from scratch daily on the restaurant premises with high quality, fresh ingredients using innovative and proprietary recipes.  We consider the extensive selection of items on our menu to be an important factor in the differentiation of our restaurants from our competitors.

Our menu features all-natural chicken with no added hormones, premium beef that is Certified Angus, U.S.D.A. American Style Kobe Wagyu; Prime or Choice, fresh fish that is either longline or hook & line caught whenever possible, cooking oils that contain no trans fat according to United States Food and Drug Administration Food Labeling Guidelines, and produce that is mainly sourced directly from premium growers.  In addition, we offer certified organic, fair trade, shade-grown coffee, and certified organic black and herbal teas.

One of our competitive strengths is the ability to anticipate consumer dining and taste preferences and adapt our menu to the latest trends in food consumption to keep it relevant to consumers.  We create new menu items to keep pace with changing consumer tastes and preferences, and regularly update our ingredients and cooking methods to improve the quality and consistency of our food.  Generally, we review our entire menu every six months, in the winter and in the summer, for guest appeal and pricing.  All new menu items are tested and selected based on uniqueness, anticipated sales popularity, preparation technique and profitability.

Our ability to create, promote and attractively display our unique line of desserts is also important to the competitive positioning and financial success of our restaurants.  Our brand identity and reputation for offering high quality desserts results in a higher percentage of dessert sales relative to that of most chain restaurant operators.  Dessert sales represented approximately 15% for fiscal 2009, and 14% for fiscal 2008 and 2007, of The Cheesecake Factory restaurant sales.

Each of our restaurants offers a full-service bar where our entire menu is served.  The sale of alcoholic beverages represents approximately 13% of The Cheesecake Factory restaurant sales for fiscal 2009, 2008 and 2007.  Most of our alcoholic beverage sales occur with meal purchases.

We place significant emphasis on the unique interior design and decor of our restaurants, which results in a higher investment per square foot of restaurant space than is typical for the casual dining industry.  However, each of our restaurants has historically generated annual sales per square foot that are also typically higher than our competitors.  Our stylish restaurant design and decor contributes to the distinctive dining experience enjoyed by our guests.  Each restaurant features large, open dining areas and a contemporary kitchen design, which, in some cases, features exhibition cooking. More than 85% of our restaurants offer outdoor patio seating as weather permits.  Approximately 20% of our total estimated productive seating capacity is located on outdoor patios, which can be subject to underutilization from time to time due to adverse or unseasonable weather conditions.  The table and seating layouts of our restaurants are flexible, permitting tables and seats to be easily rearranged to accommodate large groups or parties, thus permitting more effective utilization of seating capacity.

Grand Lux Cafe Restaurant Concept

Grand Lux Cafe is an upscale casual dining concept that offers unique American and international menu items in an elegant but relaxed atmosphere.  The menu at Grand Lux Cafe offers approximately 200 items including appetizers, pasta, seafood, steaks, chicken, burgers, salads, specialty items and desserts.  Examples of menu offerings include Chop House Burger, Buffalo Chicken Rolls, Crispy Caramel Chicken and Santa Barbara Grilled Chicken Sandwich.  A full-service bar, as well as an onsite bakery which produces made-to-order deserts, are also elements of this concept.  All of our Grand Lux Cafes are open seven days a week.  Our location in the Venetian Resort-Hotel-Casino in Las Vegas, Nevada is open 24 hours a day and its sister location in the Palazzo Resort-Hotel-Casino is open 20 to 21 hours a day; both locations also serve a breakfast menu.  Approximately 70% of our Grand Lux Cafe locations offered home and business delivery service utilizing third-party delivery partners.

We continue to refine Grand Lux Cafe’s menu and operations in order to position the concept appropriately for potential future growth.  Although we did not open any new Grand Lux Cafes in fiscal 2008 or fiscal 2009 and do not plan to open any new locations in fiscal 2010, we continue to search for premier sites that would be suitable for this concept.  There are inherent risks in expanding any new restaurant concept including, but not limited to, consumer acceptance, recruiting and training qualified staff members and managers, and achieving an acceptable return on investment.  We incurred an impairment charge of $26.5 million in fiscal 2009 related to four Grand Lux Cafe locations.  All of these restaurants remain open.  See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information concerning our accounting policies for impairment of long-lived assets.

RockSugar Pan Asian Kitchen Concept

RockSugar Pan Asian Kitchen is a unique concept featuring a Southeast Asian menu in an upscale casual dining setting.  Its menu showcases the cuisines of Thailand, Vietnam, Malaysia, Singapore, Indonesia and India with dishes served Asian family-style to create an atmosphere that encourages sharing and conversation.  Examples of menu offerings include Shaking Beef, Crispy Chicken Samosas, Lacquered BBQ Ribs and Banana Leaf Chilean Sea Bass.  We currently have one RockSugar Pan Asian Kitchen restaurant in operation located in the Century City Shopping Center in Los Angeles, California.  The unique décor of the restaurant features design elements true to the restaurant’s Southeast Asian branding.  The restaurant also features a full-service bar with an extensive wine list and exotic cocktails, as well as an onsite bakery where we create freshly-made desserts that infuse traditional French flair into nearly a dozen Asian-influenced items.

Competition

The restaurant industry is highly competitive.  There are a substantial number of restaurant operators that compete directly and indirectly with us, many of which have significantly greater financial and operational resources, higher revenues and greater economies of scale than we do.  The restaurant business is affected by many factors, including changes in consumer tastes and discretionary spending patterns; macroeconomic conditions; demographic trends; weather conditions; the cost and availability of raw materials, labor and energy; government regulations; and local competitive factors.  Any change in these or other related factors could adversely affect our restaurant operations.  In addition, with improving product offerings at fast casual restaurants, quick-service restaurants and grocery stores, consumers may choose to trade down to these alternatives, which could also negatively affect our financial results.  The macroeconomic downturn in 2008 and 2009 decreased the frequency of our guests’ visits and, if the economy worsens in 2010, we could be negatively impacted further.  As a result of these competitive factors, we must constantly evolve and refine the critical elements of our restaurant concepts over time to protect their longer-term competitiveness.  (See “Restaurant Competitive Positioning” below.)

With regard to our bakery operations, national competition within the premium baked dessert category has shifted over the past several years to a lesser number of manufacturers, and the market remains highly competitive.

We believe that our restaurant and bakery operations compete favorably for consumers on the critical attributes of quality, variety, taste, service, consistency and overall value.

Restaurant Competitive Positioning

The restaurant industry is comprised of multiple segments, including fine dining, casual dining and quick-service.  Casual dining can be further sub-divided into core casual and upscale casual dining.  Our restaurants operate in the upscale casual dining segment, which we believe is differentiated by freshly prepared and innovative food, flavorful recipes with creative presentations, unique restaurant layouts, eye-catching design elements and more personalized service.  Upscale casual dining is positioned higher than core casual dining with standards that are closer to fine dining.  We believe that we are a leader in upscale casual dining given our high average sales per restaurant and strong competitive positioning, the key elements of which include the following:

High Quality, High Profile Restaurant Locations and Flexible Site Layouts.  We generally locate our restaurants in high quality, high profile locations within densely populated areas with a balanced mix of residences and businesses, including shopping and entertainment outlets.  Our restaurants rely principally on the visit frequency and loyalty of consumers who work, reside or shop near each of our restaurants.  We have the flexibility to design our restaurants to accommodate a wide variety of urban and suburban site layouts, including multi-level locations.  In addition, we have a variety of restaurant sizes, generally from 7,000 to 16,000 square feet, from which we are able to select appropriately for each market and specific site.

Extensive and Innovative Menu with Award-Winning Bar and Bakery Programs.  Our restaurants offer one of the broadest menus in casual dining featuring a wide array of flavors with portions designed for sharing.  Substantially all of our menu items (except the desserts manufactured at our bakery production facilities) are prepared fresh daily on the restaurant premises using high quality ingredients based on innovative and proprietary recipes.  Our menus are generally updated twice each year to respond to evolving consumer dining preferences and needs, as well as food trends and nutritional awareness.  These menu updates keep our concepts relevant with consumers.  Our bakery production facilities produce over 70 varieties of quality cheesecake and other baked desserts using high quality dairy and other raw ingredients available.

Affordability.  We believe our restaurants are recognized by consumers for offering value with menu items across a broad array of price points and generous food portions at moderate prices.  This year, we introduced new menu items and categories at our restaurants, further enhancing the variety and price point offerings to our guests. The estimated average check per The Cheesecake Factory restaurant guest, including beverages and desserts, was approximately $19.00, $18.50 and $18.00 for fiscal 2009, 2008 and 2007, respectively.  The estimated average check per restaurant guest at Grand Lux Cafe was approximately $19.00 for fiscal 2009, 2008 and 2007.

Distinctive Restaurant Design and Decor.  Our restaurants’ distinctive contemporary design and decor create a high energy, non-chain image and upscale ambiance in a casual setting.  Whenever possible, outdoor patio seating is incorporated in the design of our restaurants, allowing for additional restaurant capacity, as weather permits, at a comparatively low occupancy cost per seat.  Outdoor patio seating is available at more than 85% of our restaurants.

Commitment to Excellent Service and Hospitality through the Selection, Training and Retention of High Quality Employees.   Our mission is “to create an environment where absolute guest satisfaction is our highest priority.” We strive to consistently exceed the expectations of guests in all aspects of their experience in our restaurants.  One of the most important aspects of delivering dependable, quality service is experienced staff members who can execute our concepts according to our high standards.  We believe our recruitment, selection, training, and rewards and recognition programs are among the most comprehensive in the restaurant industry and allow us to attract and retain qualified staff members who are motivated to consistently provide excellence in guest hospitality.  By providing extensive training and innovative compensation programs, we seek to have our staff members develop a sense of personal commitment to our core values and culture of excellence in restauranteuring and guest hospitality.  These programs have resulted in generally higher retention rates relative to the restaurant industry.  (See “Restaurant Operations and Management” below.)

Existing Restaurant Locations

As of February 26, 2010, we operated 161 upscale, casual, full-service dining restaurants: 147 under The Cheesecake Factory® mark in 34 states and the District of Columbia; 13 under the Grand Lux Cafe® mark in nine states; and one RockSugar Pan Asian Kitchen® in California.  Additionally, we licensed two bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.  The following table sets forth information with respect to our Company-operated, full-service restaurant locations:

Existing Company-Operated Full-Service Restaurant Locations by State

State	The Cheesecake Factory	Grand Lux Cafe	RockSugar Pan Asian Kitchen	Total
Alabama	1			1
Arizona	6	1		7
California	32	1	1	34
Colorado	3	1		4
Connecticut	1			1
District of Columbia	1			1
Florida	14	3		17
Georgia	4			4
Hawaii	1			1
Idaho	1			1
Illinois	5	1		6
Indiana	2			2
Iowa	1			1
Kansas	1			1
Kentucky	1			1
Maryland	5			5
Massachusetts	7			7
Minnesota	1			1
Missouri	3			3
Nebraska	1			1
Nevada	3	2		5
New Jersey	5	1		6
New York	8	1		9
North Carolina	3			3
Oklahoma	2			2
Ohio	6			6
Oregon	1			1
Pennsylvania	4			4
Rhode Island	1			1
Tennessee	1			1
Texas	10	2		12
Utah	1			1
Virginia	6			6
Washington	3			3
Wisconsin	2			2
Total	147	13	1	161

Restaurant Expansion

We believe the viability of The Cheesecake Factory concept has been successfully demonstrated in a variety of layouts (single or multi-level, generally from 7,000 to 16,000 square feet), site locations (i.e., urban or suburban shopping malls, lifestyle centers, retail strip centers, office complexes and entertainment centers — either freestanding or in-line) and trade areas across the United States.  Accordingly, we intend to continue developing The Cheesecake Factory restaurants in high quality, high profile locations that meet our site standards and demographic requirements within densely populated areas in both existing and new markets.  In addition to expanding The Cheesecake Factory concept, we plan to selectively pursue other opportunities to leverage the competitive strengths of our restaurant operations, including Grand Lux Cafe and RockSugar Pan Asian Kitchen, as well as the potential development or acquisition of new restaurant concepts.

During fiscal 2008 and 2009, many landlords delayed or cancelled new development projects, as well as extensions and renovations of existing projects due to the instability in the credit market and a decline in consumer spending brought on by the economic downturn.  This reduced the number of premier sites available that we would consider for our restaurants.  As a result, we opened seven new restaurants in fiscal 2008 and only one new restaurant in fiscal 2009.  As of the date of this report, we have opened one The Cheesecake Factory restaurant and expect to open as many as two additional The Cheesecake Factory restaurants during the remainder of fiscal 2010.  We do not plan to open any Grand Lux Cafe or RockSugar Pan Asian Kitchen restaurants during fiscal 2010.  It is difficult for us to predict precisely the timing of our new restaurant openings due to many factors that are outside of our control (see “New Restaurant Site Selection and Development” below).  We are currently looking for additional sites that meet our standards and are negotiating leases for potential future locations.  From time to time, we will evaluate opportunities to acquire and convert other restaurant locations into our concepts.  However, we currently have no binding commitments or agreements to acquire or convert any other restaurant locations to our concepts.

Our upscale, highly customized, casual dining restaurants draw guests from a much larger geographical area compared to most casual dining chain restaurants.  The size of our restaurant trade areas varies by location, depending on a number of factors such as population density, retail traffic generators and geography.  As a result, the opening of a new restaurant could impact the sales of one or more of our nearby restaurants.  Generally, this impact lessens over time, although we can provide no assurances that the sales levels of previously opened restaurants in the same market will return to their prior levels.  It is not our intention to open new restaurants that materially cannibalize the sales of our existing restaurants.  However, as with most growing retail and restaurant chain operations, we can provide no assurance that sales cannibalization will not occur or become more significant in the future as we gradually increase our presence in existing markets to maximize our competitive position and financial performance in each market.

New Restaurant Site Selection and Development

We believe the locations of our restaurants are critical to our long-term success and, accordingly, we devote significant time and resources to analyzing each prospective site.  Since our restaurant concepts can be successfully executed within a variety of site locations and layouts, we can be highly selective and flexible in choosing suitable locations. In general, we focus on high quality, high profile sites within larger metropolitan areas with dense populations and above-average household incomes. While our restaurants typically share common interior decor elements, the design of each restaurant is customized to accommodate the specifics of each site, including the building type, square footage and layout of available space.  In addition to carefully analyzing demographic information and both historical and anticipated population growth for each prospective site, we consider many other factors to assess the suitability of a location.  Our restaurants principally rely on the visit frequency and loyalty of consumers who work, reside or shop in each of our trade areas.

Our restaurant development model closely resembles a retail business model that occupies leased space in shopping malls, office complexes, retail strip centers, entertainment centers and other real estate developments.  We also develop freestanding restaurant locations using both ground leases and built-to-suit leases, which are commonly used to finance freestanding locations in the restaurant industry.  However, we do not rely on third party financing to obtain or construct sites.  We generally lease our restaurant locations for primary periods of 15 to 20 years, with an option to renew.  Our rent structures vary from lease to lease, but generally provide for the payment of both minimum base rent and contingent (percentage) rent based on restaurant sales.  We are also generally responsible for our proportionate share of common area maintenance (“CAM”), insurance, property tax and other occupancy-related expenses under our leases.  Many of our leases provide for maximum allowable annual percentage or fixed dollar increases in CAM, insurance, and property tax expenses to enable us to better predict and control future variable lease costs.  Our sales volumes generally have been in excess of the threshold for percentage rent payments at a large percentage of our restaurant locations that are subject to leases with percentage rent payment provisions.

We expend cash for leasehold improvements and furnishings, fixtures and equipment (“FF&E”) to build out our leased premises.  We may also expend cash for structural additions that we make to leased premises. Generally, a portion of the leasehold improvement and building costs are reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in our leases.  If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof.  However, we can provide no assurance that contributions will be available for every potential location that we seek to develop into a new restaurant and recoupment of all or a portion of such contributions may depend upon the financial viability of our landlords and our ability to achieve sales levels sufficient to permit deductions against percentage rent.  We own substantially all of the FF&E in our restaurants and currently plan to do so in the future.

The relatively high sales productivity of our restaurants provides opportunities to obtain suitable and competitive leasing terms from landlords.  Due to the flexible and customized nature of our restaurant operations and the complex design, construction and preopening processes for each new location, our lease negotiation and restaurant development timeframes vary.  The development and opening process generally ranges from six to eighteen months, depending largely on the availability of the leased space we intend to occupy, and can be subject to delays either due to factors outside of our control or to our selective timing of restaurant openings.  The number and timing of new restaurants actually opened during any given period, and their associated contribution to operating week growth for the period, will depend on a number of factors including, but not limited to the identification and availability of high quality locations and acceptable lease terms; the availability of suitable financing for our landlords; the financial viability of our landlords; the timing of the delivery of the leased premises to us from our landlords in order to commence build-out construction activities; the ability of our landlords and us to obtain all necessary governmental licenses and permits on a timely basis to construct and operate our restaurants; our ability to successfully manage the design, construction and preopening processes for each restaurants, and the availability and/or cost of raw materials; any unforeseen engineering or environmental problems with the leased premises; adverse weather during the construction period; the availability of qualified operating personnel in the local market; and general economic conditions.

While we attempt to manage those factors within our control, we have experienced unforeseen and planned delays in restaurant openings from time to time in the past, are currently experiencing delays on certain sites, and could experience delays in the future.

Unit Economics

We believe that our ability to select suitable locations and operate successful, high quality restaurants has resulted in the continuing popularity of our restaurant concepts with consumers.  This popularity is reflected in our average food and beverage sales per restaurant, which are among the highest of any publicly-held restaurant company.  The following discussion of sales and square foot averages include only The Cheesecake Factory and Grand Lux Cafe restaurant concepts.  Average sales per restaurant open for the full year were approximately $9.6 million, $9.9 million and $10.5 million for fiscal 2009, 2008 and 2007, respectively.  Since each of our restaurants has a customized layout and differs in size, an effective method to measure the unit economics of our concepts is by square foot.  Average sales per productive square foot (defined as interior plus seasonally-adjusted patio square feet) for restaurants open for the full year were approximately $830 for fiscal 2009, $860 for fiscal 2008 and $920 for fiscal 2007.  Our average sales metrics for a given fiscal year can be impacted by a number of factors, including consumer preferences, macroeconomic conditions, severe weather conditions and the average size of new restaurants we open during that year.  The interior square footage for the Cheesecake Factory restaurant opened during fiscal 2009 was 11,000.  The average interior square footage for restaurants opened during fiscal 2008 and 2007 was 9,800 and 11,000, respectively.

We currently lease space for each of our restaurants and are required to expend cash for leasehold improvements and FF&E to build out the leased premises, which is targeted, on average, from $600 to $700 per square foot for The Cheesecake Factory restaurants, excluding preopening costs.  The construction costs to build out our leased premises vary geographically.  Additionally, our investment cost per square foot will also vary from restaurant to restaurant, depending on the complexity of our build-out of the leased space, site conditions and labor conditions in the local market.  We typically seek to obtain construction contributions from our landlords for structural additions and other leasehold improvements that we make to the leased premises.  These contributions vary from lease to lease, depending on the scope of construction activities and other factors and are not always achievable at every site.

In selecting sites for our restaurants, an important objective is to earn an appropriate return on investment.  However, this return cannot be meaningfully measured until our restaurants reach their mature run-rate levels of sales and profitability.  The initial return on investment performance targets for newer concepts will typically be lower than the average for an established, highly productive concept such as The Cheesecake Factory, since the first few locations of a new concept are typically in a refinement stage as they build brand recognition for a period of time.  Our cash return on fully capitalized investment target does not consider field supervision and corporate support expenses; excludes non-cash items such as depreciation expense; excludes income taxes; and does not represent a targeted return on investment in our common stock.  If we select a potential restaurant location for acquisition and development, the actual performance of the location may differ from its originally targeted performance.  We can provide no assurance that any new restaurant opened will have similar operating results to those of established restaurants or that we will achieve our targeted results.

Our new restaurants historically open with initial sales volumes well in excess of their sustainable run-rate levels.  This initial “honeymoon” effect usually results from grand opening publicity, promotions and other consumer awareness activities that generate abnormally high customer traffic for our concepts, particularly in new markets.  During the three to six months following the opening of new restaurants, customer traffic generally settles into its normal pattern, resulting in sales volumes that gradually adjust downward to their sustainable run-rate level. .  Additionally, our new restaurants usually require a 90 to 120 day period after opening to reach their targeted restaurant-level margin due to cost of sales and labor inefficiencies commonly associated with new, highly complex casual dining restaurants such as ours.  As a result, a significant number of restaurant openings in any single fiscal quarter, along with their associated preopening costs, could have a significant impact on our consolidated results of operations for that period.  Therefore, our results of operations for any single fiscal quarter are not necessarily indicative of the results for any other fiscal quarter or for a full fiscal year.

Preopening Costs for New Restaurants

As a result of the highly customized and operationally complex nature of our upscale, high volume concepts, as well as the investment we make in properly training our staff to operate our restaurants, the preopening process for our restaurants is more extensive, time consuming and costly relative to that of most chain restaurant operations.  Preopening costs vary by location depending on a number of factors, including the proximity of our existing restaurants; the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel and lodging for different metropolitan areas; the timing of the restaurant opening and the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurants, which may also depend on our landlords obtaining their licenses and permits, as well as completing their construction activities, for the properties where our leased premises are located.

Preopening costs for a typical single-story The Cheesecake Factory restaurant in an established market average approximately $1.2 million to $1.4 million and include all costs to relocate and compensate restaurant management employees during the preopening period; costs to recruit and train hourly restaurant employees; wages, travel and lodging costs for our opening training team and other support employees; and straight-line minimum base rent during the build-out and in-restaurant training periods.  Also included in preopening costs are expenses for maintaining a roster of trained managers for pending openings; the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs; and corporate travel and support activities.  Preopening costs are usually higher for larger restaurants, initial entry into a new market or newer concepts.  We usually incur the most significant portion of preopening costs within the two months immediately preceding and the month of a restaurant’s opening.  Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Restaurant Operations and Management

Our ability to consistently and properly execute a made-from-scratch, complex menu in an upscale, casual, high volume dining environment is critical to our overall success.  We employ detailed operating procedures, standards, controls, food line management systems, and cooking methods and processes to accommodate our extensive menu and to drive sales productivity.  However, the successful day-to-day operation of our restaurants remains critically dependent on the quality, ability, dedication and engagement of our general managers, executive kitchen managers and all other management and hourly staff members working at our restaurants.  The availability and retention of high level restaurant management has been and will likely continue to be a significant industry-wide challenge.

We believe that the high average sales volumes and popularity of our restaurants allow us to attract and retain high quality, experienced restaurant-level management and other operational personnel.  Also we tend to experience a lower level of management and staff member turnover than the restaurant industry in general.  Each full-service restaurant is typically staffed with one general manager, one executive kitchen manager and approximately six to ten additional kitchen and front-of-the-house managers, depending on the size and sales volume of each restaurant.  Our general managers possess an average of eight years of experience with the Company.  All newly recruited restaurant management personnel complete an extensive training program during which they receive both classroom and on-the-job instruction in food quality, safety and preparation, guest service, alcoholic beverage service, liquor liability avoidance, financial management and cost controls, risk management, staff relations, and our core values and culture of guest hospitality.  Managers continue their development by participating in and completing a variety of training and development activities to assess their skills and knowledge necessary for continued upward progression through our management levels.

Restaurant general managers report to an area director of operations who typically supervises the operations of six to eight restaurants, depending on geographic and management experience factors.  In turn, each area director of operations reports to one of four regional vice presidents of restaurant operations.  Our executive kitchen managers report to their general managers, but are also supervised by an area kitchen operations manager responsible for between six and ten restaurants.  Our restaurant field supervision organization also includes a chief operating officer, a senior vice president of kitchen operations, and a performance development team who are collectively responsible for managing new restaurant openings and training for all operational managers and staff.

To enable us to more effectively compete for and retain the highest quality restaurant management personnel, we offer an innovative and comprehensive compensation program for our restaurant general managers and executive kitchen managers.  Each participant in the program receives a competitive base salary and has the opportunity to earn an annual cash bonus (calculated and paid quarterly) based on quantitative restaurant performance metrics.  Participating restaurant general managers are also eligible to use a Company-leased vehicle, for which all non-business use is calculated and added to the participants’ taxable income in accordance with income tax regulations.  A longer-term, wealth-building program, currently based on stock options and restricted stock, is also available to participating restaurant general managers and executive kitchen managers.  Participation in our equity compensation program depends on the participants’ extended service with us in their respective positions and their achievement of certain established performance objectives during that period.

Our restaurant general managers are responsible for selecting and training hourly staff members for their respective restaurants.  Each restaurant is staffed, on average, with approximately 180 hourly staff members.  The actual number of staff members working in the restaurant on any given day will depend on guest traffic levels and can be scaled accordingly throughout the day as appropriate.   We require each hourly staff member to participate in a formal training program for his or her respective position in the restaurant, under the supervision of other experienced staff members and restaurant management.  We strive to foster enthusiasm and dedication in our staff members through daily staff meetings and dedicated time for training.  We regularly solicit their suggestions concerning restaurant operations and other aspects of our business.

In order to equip our restaurant general managers, executive kitchen managers and field supervision management with the necessary tools to effectively operate our restaurants, we prepare a detailed monthly operating budget for each restaurant.  The information we provide includes comparisons of actual results to budgeted results, as well as to actual results for the prior year period.  We also measure the productivity and efficiency of our restaurant operations using a variety of statistical indicators such as daily table turns, guests served per labor hour worked, operating costs incurred per guest served and other metrics, and provide this statistical package to the management of each restaurant to assist them in better managing financial, labor, operational and other metrics.

Bakery Operations

Currently, we have two bakery production facilities: one in Calabasas Hills, California, and a second in Rocky Mount, North Carolina.  Our facility in Calabasas Hills contains approximately 60,000 square feet, of which approximately 40,000 square feet is devoted to production operations and the remainder is utilized for corporate support purposes.  Our facility in Rocky Mount, North Carolina contains approximately 100,000 square feet, of which approximately 70% is devoted to production operations and 20% is being used as a distribution center for our restaurants and customers located in the eastern United States.  We intend to build out the remaining space in stages as additional capacity is needed to produce cheesecakes and other bakery products for our restaurants and other foodservice wholesalers, retailers and distributors.  We have an option to acquire additional land adjacent to our current facility in North Carolina, should additional capacity be needed in the future.

We produce approximately 70 varieties of cheesecake in our two production facilities based on proprietary recipes.  Some of our most popular cheesecakes include the Original Cheesecake, Stefanie’s Ultimate Red Velvet Cake Cheesecake, Godiva® Chocolate, 30th Anniversary Chocolate Cake Cheesecake, Fresh Banana Cream, Adam’s Peanut Butter Cup Fudge Ripple and Fresh Strawberry.  Other popular baked desserts include Chocolate Tower Truffle CakeTM, Carrot Cake, Black-Out Cake and Lemoncello Cream Torte.  In the aggregate, our bakery production facilities currently produce approximately 300 product SKUs (stock keeping units).

High quality baked desserts and other products made with the best available ingredients are essential to the successful execution of our restaurant and bakery operations.  Our bakery facilities operate under an ongoing, comprehensive food safety and quality assurance program.  This program includes, among other things, supplier qualification and plant inspections, inbound raw material testing, microbiological testing of the production environment, safety and sanitation monitoring, and finished goods testing.  Our in-house food safety and quality assurance staff constantly audits and monitors our manufacturing practices during operation and closely monitors our compliance with the industry standard Hazard Analysis Critical Control Points (“HACCP”) program.  We use both internal and external quality control laboratory resources to test raw ingredients and finished products for safety.

The commissary role of our bakery operations is to produce innovative, high quality cheesecakes and other baked desserts for sale at our restaurants.  Dessert sales represented approximately 15% of our restaurant sales in fiscal 2009 and 14% in fiscal 2008 and 2007, and are important to restaurant-level profitability.  We also market cheesecakes and other baked products on a wholesale basis to other foodservice operators, retailers and distributors.  Approximately 60% of the bakery’s production activities are currently devoted to our outside customers, with the remaining dedicated to supplying our restaurants.  Cheesecakes and other items produced for outside accounts are marketed under The Cheesecake Factory® trademark, The Dream Factory® trademark, The Cheesecake Factory Bakery® mark and other private labels.  Current large-account customers include the leading national warehouse club operators, a national retail bookstore cafe, institutional foodservice distributors, supermarkets and other restaurant and foodservice operators. Sales to warehouse clubs, which represent approximately two-thirds of our total outside bakery sales, are concentrated with three large warehouse club operators in the United States.  Bakery products are shipped to our restaurants and other customers throughout the United States by common carrier.  We also fulfill orders received by telephone and through our website.  Bakery products are also shipped to international customers.  Our bakery sells our baked goods internationally under both The Cheesecake Factory® and The Dream Factory® trademarks in over ten countries.  We have a limited exclusive distribution arrangement with one operator in Saudi Arabia to sell our baked goods in their cafe outlets under “The Cheesecake Factory of California” name and are selling our desserts at another Middle East-based coffee cafe under The Dream Factory® trademark.

We strive to develop and maintain long-term, growing relationships with our bakery customers, based largely on our 37-year reputation for producing high quality, creative baked desserts.  However, bakery sales volumes always will be less predictable than our restaurant sales.  It is difficult to predict the timing of bakery product shipments and contribution margins on a quarterly basis.  Additionally, the purchasing plans of our large-account customers may fluctuate from quarter to quarter.  Due to the highly competitive nature of the bakery business, we are unable to enter into long-term contracts with our large-account bakery customers who may discontinue purchasing our products without advance notice at any time for any reason.

We currently maintain a full-time staff of sales and marketing and product development employees dedicated to bakery operations.  Additionally, we utilize the services of professional foodservice brokers for certain bakery products and distribution channels.

Purchasing and Distribution

We strive to obtain quality menu ingredients, raw materials and other supplies and services for our operations from reliable sources at competitive prices.  We continually research and evaluate various ingredients and products in an effort to maintain high quality levels and to be responsive to changing consumer tastes.  Except for cheesecakes and other baked products, our restaurants do not utilize a central food commissary.  Substantially all menu items are prepared on each restaurant’s premises daily from scratch using fresh ingredients.  In order to maximize purchasing efficiencies and to provide the freshest ingredients for our menu items while obtaining the lowest possible prices for the required quality and consistency, each restaurant’s management determines the quantities of food and supplies required and orders the items from local, regional and national suppliers on terms negotiated by our central purchasing staff.  Restaurant-level inventories are maintained at a minimum dollar-value level in relation to sales due to the high concentration and relatively rapid turnover of the perishable produce, poultry, meat, fish and dairy commodities that we use in our operations, coupled with limited storage space at our restaurants.

We attempt to negotiate short-term and long-term agreements for our principal commodity, supply and equipment requirements, depending on market conditions and expected demand.  However, we are currently unable to contract for long periods of time for certain of our commodities such as fish and most dairy items (except for cream cheese used in our bakery operations) and, consequently, these commodities can be subject to unforeseen supply and cost fluctuations.  Commodity costs also can fluctuate due to government regulation, severe weather conditions, and disruptions in the supply chain due to food safety concerns.  However, our essential food and beverage products generally are available from multiple qualified suppliers in virtually all cities in which our operations are located.  Independent foodservice distributors, including the largest foodservice distributor in North America, deliver most food and supply items daily to our restaurants.

Information Technology

We facilitate financial and accounting controls in our restaurants through the use of a sophisticated point-of-sale (POS) cash register system and computer network in each restaurant that interfaces with the computer network in our corporate offices using a high-speed, secure communication system.  The POS system is also used to authorize and transmit credit card sales transactions.  The POS system and computer network provide our restaurant management with daily and weekly information regarding sales, cash receipts, inventory, food and beverage costs, labor costs and other controllable operating expenses.  Field supervision staff members also use computer systems that interface with the restaurant and corporate computer networks and handheld wireless devices to insure prompt communication.

In fiscal 2008, we fully deployed our Kitchen Management System (“KMS”).  KMS is an automated routing and cookline balancing system installed in all of our restaurants which improves cookline productivity, synchronizes order completion, provides valuable ticket time and cook time data, and allows for more efficient levels of labor without sacrificing quality.   In January 2010, we completed the implementation of our new front desk management system, which will further streamline our operations.  We continue to innovate and modernize our technology infrastructure to provide improved efficiency, capability, stability and scalability.

Marketing and Advertising

We believe our commitment to providing a differentiated total guest experience through fresh and innovative menu items, unique restaurant design and decor, and friendly, attentive service where guest satisfaction is our highest priority has created strong brand recognition for our namesake concept.  Our operational excellence continues to be a highly effective approach to attracting and retaining customers.  Accordingly, we have historically relied on our reputation as well as our high profile locations, media interest and positive “word of mouth” to retain and grow market share rather than using traditional paid advertising.

For restaurants opening in new markets, we strive to obtain local television and radio station coverage of the opening in order to benefit from the free publicity.  We also attempt to build awareness and relationships with retailers located in the same developments, mall concierges, local hotel concierges, neighborhood groups and others in the community.

During fiscal 2009, we implemented a strategic marketing plan with the primary objectives of further building our brand awareness and driving guest engagement in a cost effective way that is consistent with the high quality of our brands.  Our fiscal 2009 expenditures for marketing and advertising were approximately 1% of restaurant sales.

Seasonality and Quarterly Results

Our business is subject to seasonal fluctuations. Historically, our highest levels of revenues and net income for our established restaurants have occurred in the second and third quarters of the fiscal year.  Approximately 90% of our restaurants are located in retail centers and malls that typically experience seasonal fluctuations in sales.  Patio seating represents approximately 20% of the total available productive seating in our restaurants and can be subject to disruption from inclement weather.  Holidays and severe weather, such as hurricanes, thunderstorms and similar conditions, may impact restaurant sales volumes seasonally in some of the markets where we operate.  Quarterly results have been and will continue to be significantly impacted by the number and timing of new restaurant openings and their associated preopening costs and operating inefficiencies.

Our bakery operations are seasonal to the extent that the fourth quarter’s sales are typically higher due to holiday business.  Additionally, bakery sales comparisons may fluctuate significantly from quarter to quarter due to the timing and size of orders from our larger bakery customers.

As a result of these specific seasonal factors, among others, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

Food Quality and Safety

Our revenues can be substantially affected by adverse publicity.  This could result from food quality, illness, or health concerns stemming from incidents occurring in the general food supply chain, at our competitors’ restaurants, at one or more of our restaurants or, with respect to our bakery operations, a single production run of bakery products.  In particular, since we depend heavily on The Cheesecake Factory® mark for a majority of our revenues, unfavorable publicity with respect to our bakery operations could have a material adverse effect on our restaurant operations.

To minimize the risk of food borne illness, we have implemented a HACCP system for managing food safety and quality, training staff in food safety and handling and maintaining quality assurance oversight at our bakery and have extended similar systems with respect to food safety at our restaurants.  In addition, our corporate food safety and quality assurance staff supplement our internal operational staff and external food quality monitoring programs, including a monthly review by a third-party provider to audit our food safety and sanitation.  Nevertheless, the risk of contamination or food borne illness cannot be completely eliminated.  Outbreaks at other restaurant chains, or with respect to similar food products on our menu, may affect our restaurants even if our restaurants are not implicated in the food safety concern publicized.  We attempt to manage risks of this nature, but the occurrence of any one of these factors in the foodservice industry, or in any one of our restaurants or our bakery production facilities, could cause our Company to be adversely affected.

Government Regulation

We are subject to numerous federal, state and local laws affecting our business.  Each of our restaurants is subject to licensing and regulation by a number of government authorities, which may include alcoholic beverage control, nutritional information disclosure, health, sanitation, environmental, zoning and public safety agencies in the state or municipality in which the restaurant is located.  Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development and openings of new restaurants, or could disrupt the operations of existing restaurants.

During fiscal 2009, approximately 13% of our restaurant sales were attributable to alcoholic beverages.  Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities, for licenses and permits to sell alcoholic beverages on the premises.  Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. The failure of a restaurant to obtain or retain its licenses would adversely affect that restaurant’s operations and profitability.  Alcoholic beverage control regulations impact many aspects of the daily operations of our restaurants, including the minimum ages of patrons and staff members consuming or serving these beverages, respectively; staff member alcoholic beverage training and certification requirements; hours of operation; advertising; wholesale purchasing and inventory control of these beverages; the seating of minors and the servicing of food within our bar areas; special menus and events, such as happy hours, and the storage and dispensing of alcoholic beverages.  State and local authorities in many jurisdictions routinely monitor compliance with alcoholic beverage laws.  The failure to receive or retain, or a delay in obtaining, a liquor license for a particular restaurant could adversely affect our restaurant sales or the ability to obtain liquor licenses elsewhere.

We are subject to dram shop statutes in most of the states in which we operate, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.  We carry liquor liability coverage as part of our existing comprehensive general liability insurance; however, a settlement or judgment against us under a dram shop statute in excess of our liability coverage could have a material adverse effect on our results of operations.

Various federal and state labor laws govern our operations and our relationships with our staff members, including such matters as minimum wages, breaks, overtime, fringe benefits, safety, working conditions and citizenship or work authorization requirements.  We are also subject to the regulations of the U.S. Citizenship and Immigration Services and U.S. Customs and Immigration Enforcement.  In addition, some states in which we operate have adopted immigration employment laws which impose additional conditions on employers.  Even if we operate our restaurants in strict compliance with the laws, rules and regulations of these federal and state agencies, some of our staff members may not meet federal citizenship or residency requirements or lack appropriate work authorizations, which could lead to a disruption in our work force.  Significant government-imposed increases in minimum wages, paid or unpaid leaves of absence, sick leave, and mandated health benefits, or increased tax reporting, assessment or payment requirements related to our staff members who receive gratuities, could be detrimental to the profitability of our restaurants and bakery operations.  Various proposals that would require employers to provide health insurance for all of their employees are considered from time to time in Congress and various states and municipalities.   The imposition of any requirement that we provide health insurance benefits to staff members that are more extensive than the health insurance benefits we currently provide, or the imposition of additional employer paid employment taxes on income earned by our employees, could have an adverse effect on our results of operations and financial position.  Our suppliers also may be affected by higher minimum wage and benefit standards, which could result in higher costs for goods and services supplied to us.  In addition, while we carry employment practices insurance covering a variety of labor-related liability claims, a settlement or judgment against us that is uninsured or in excess of our coverage limitations could have a material adverse effect on our results of operations, liquidity, financial position or business.

As a manufacturer and distributor of food products, we are subject to a number of food safety regulations, including the Federal Food, Drug and Cosmetic Act and regulations adopted by the U.S. Food and Drug Administration.  This comprehensive regulatory framework governs the manufacture (including composition and ingredients), labeling, packaging and safety of food in the United States.  In addition, several states and local jurisdictions have adopted or are considering various food and menu nutritional labeling requirements, many of which are inconsistent or are interpreted differently from one jurisdiction to another.  The costs associated with such compliance may increase over time, and while our ability to adapt to consumer preferences is a strength of our concepts, the effect of such labeling requirements on consumer choices, if any, is unclear at this time.

We are subject to federal and state environmental regulations, but these laws have not had a material effect on our operations.  Various laws concerning the handling, storage and disposal of hazardous materials, such as cleaning solvents, and the operation of restaurants in environmentally sensitive locations may impact aspects of our operations.  During fiscal 2009, there were no material capital expenditures for environmental control facilities, and no such expenditures are anticipated.

Our facilities must comply with the applicable requirements of the Americans with Disabilities Act of 1990 (“ADA”) and related federal and state statutes.  The ADA prohibits discrimination on the basis of disability with respect to public accommodations and employment.  Under the ADA and related state laws, we must make access to our new or significantly remodeled restaurants readily accessible to disabled persons. We must also make reasonable accommodations for the employment of disabled persons.

We have a significant number of hourly restaurant staff members who receive income from gratuities.  We have elected to voluntarily participate in a Tip Reporting Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service.  By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only FICA tax assessments for unreported or underreported tips.  However, we rely on our staff members to accurately disclose the full amount of their tip income and based our reporting on the disclosures provided to us by such tipped employees.

Trademarks and Other Intellectual Property

We have registered, among other marks, “The Cheesecake Factory,” “Grand Lux Cafe,” “RockSugar Pan Asian Kitchen,” “The Cheesecake Factory Bakery,” “The Cheesecake Factory Express,” “The Dream Factory,” and “The Cheesecake Factory Bakery Cafe” as trademarks with the United States Patent and Trademark Office in both restaurant and bakery goods categories, among others.  Additional trademark applications are pending.  We have also registered our ownership of the Internet domain names “www.thecheesecakefactory.com,” “www.grandluxcafe.com,” “www.rocksugarpanasiankitchen.com” and other Internet domain names and periodically apply for copyright protection of our restaurant menus.  We regard our trademarks and other intellectual property as having substantial value and as important factors in the marketing of our restaurants and bakery products.  We have registered, or have pending applications to register, one or more of our trademarks in more than 70 foreign countries, although we have not been able to register our mark in every country or in every category for which registration has been sought and can provide no assurance that our name and marks will be renewed in the future.  The duration of trademark registrations varies from country to country.  However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained, and they have not been found to become generic.

Charitable Giving

In 2001, the Company sponsored the formation of The Cheesecake Factory Oscar and Evelyn Overton Charitable Foundation (“Foundation”), a 501(c)(3) qualified, non-profit charitable organization.  Three of our Named Executive Officers, David Overton, W. Douglas Benn and Debby Zurzolo, hold positions on the Foundation’s Board of Directors.  Our Foundation allows us to give back to the communities of which we are a part and provides a means for staff member participation in qualified local community service and charitable programs.  In fiscal 2009, the Foundation hosted its annual Invitational Charity Golf Tournament, raising over $200,000 in net proceeds to benefit the City of Hope, a National Cancer Institute-designated Comprehensive Cancer Center.  Since the inception of the event in 2003, the Foundation has raised $1.5 million for the City of Hope.  In addition, the Foundation held its annual Thanksgiving Day Feast at 13 Salvation Army shelters across the country, serving approximately 6,000 low-income individuals and families.  The Foundation also supports the Salvation Army’s South Los Angeles Youth and Community Center, enabling it to provide a safe haven to at risk children and families on Saturdays.  The Foundation also helps sponsor The Cheesecake Factory “Secret Ingredients” teams of our staff members who work directly with qualified charities in their communities to support a variety of local and national causes.

In addition to the efforts of the Foundation, the Company donated $0.5 million in fiscal 2009 to Feeding America®, the nation’s leading domestic hunger-relief charity, through sales of our 30th Anniversary Chocolate Cake Cheesecake and Stefanie’s Ultimate Red Velvet Cake Cheesecake™.  Our staff members and guests also donated over 320,000 cans of soup to local food banks across the country during our month-long Drive Out Hunger Tour™ in September.  In addition, we continued to participate in the Harvest Program, a food donation program whereby we give excess, unused food from The Cheesecake Factory and Grand Lux Cafe restaurants to qualified local and regional agencies, including food banks, soup kitchens and homeless shelters.

Employees

As of December 29, 2009, we employed approximately 30,000 staff members, of which approximately 29,000 worked in our restaurants, approximately 700 worked in our bakery operations and approximately 300 worked in our corporate center and restaurant field supervision organization.  None of our staff members are currently covered by collective bargaining agreements, and we have never experienced an organized work stoppage, strike or labor dispute.  Our working conditions and compensation packages are generally comparable with those offered by our competitors, and we consider overall relations with our staff members to be favorable.

Executive Officers

David Overton, age 63, serves as our Chairman of the Board and Chief Executive Officer.  Mr. Overton co-founded our predecessor company in 1972 with his parents, Oscar and Evelyn Overton.

Michael E. Jannini, age 57, was appointed President of the Company in February 2010.  Prior to joining the Company, Mr. Jannini spent over 20 years in various management roles with Marriott International, Inc.  He most recently served as Executive Vice President and General Manager of Global Brand Strategy and Innovation at Marriott.

W. Douglas Benn, age 55, was appointed Executive Vice President and Chief Financial Officer in January 2009. Mr. Benn is a veteran of the restaurant industry having spent more than 20 years in management roles with restaurant companies. Prior to joining the Company, he served as Executive Vice President and Chief Financial Officer of RARE Hospitality International, owner of the LongHorn Steakhouse and The Capital Grille concepts, prior to that company’s sale to another multi-concept, public restaurant company in October 2007.

Max S. Byfuglin, age 64, serves as President of The Cheesecake Factory Bakery Incorporated, our bakery subsidiary.  Mr. Byfuglin joined our bakery operations in 1982 and worked closely with our founders, serving in nearly every capacity in our bakery over the past 28 years.

Debby R. Zurzolo, age 53, serves as our Executive Vice President, Secretary and General Counsel.  Ms. Zurzolo joined our Company as Senior Vice President and General Counsel in April 1999 and was appointed to her current positions in December 2003.  From 1982 until joining the Company, she practiced law at Greenberg Glusker Fields Claman & Machtinger LLP in Los Angeles, California.  As a partner with that firm, Ms. Zurzolo represented us on various real estate and other business matters.

ITEM 1A.               RISK FACTORS

The risk factors presented below may have a material adverse effect on our business, operating results, financial position and/or cash flows.  In addition to the risk factors presented below, changes in general economic conditions, including national, regional and local economic conditions; consumer tastes and discretionary spending patterns; demographic trends; employment levels; and other factors that may affect consumer behavior and spending for restaurant dining occasions in general, may have a material impact on us.  Our actual results could vary significantly from any results expressed or implied by forward-looking statements depending on a variety of factors, including the risks and uncertainties described below.

Other sections of this report may identify additional factors that could materially and adversely impact our business, operating results, financial position and/or cash flows.  We operate in a competitive and dynamic environment and new risk factors may emerge at any time.  It is not possible for us to predict the impact these factors could have on us or the extent to which any one factor, or combination of factors, may adversely affect our results.

The global economic crisis adversely impacted our business and financial results in fiscal 2008 and 2009.  Continuing effects from the recession could materially affect us in fiscal 2010 and beyond.

The restaurant industry depends upon consumer discretionary spending.  The global economic crisis reduced consumer confidence to historic lows in 2009 and impacted consumers’ ability and/or willingness to spend discretionary dollars.  National unemployment rates exceeding 10% (and higher in certain localities) along with a growing number of home foreclosures, significantly reduced home values, investment losses in the financial markets, personal bankruptcies and reduced access to credit further eroded consumer discretionary spending resulting in lower levels of guest traffic in our restaurants.  Leading economic indicators, such as unemployment and consumer confidence, remain volatile and may not show meaningful improvement in fiscal 2010.  If the weak economy continues for a prolonged period of time or worsens, our business, operating results, financial position and cash flows could be materially affected.  During fiscal 2008 and 2009, many landlords delayed or cancelled new development projects, as well as extensions and renovations of existing projects due to the instability in the credit market and the decline in consumer spending, reducing the number of premier sites available that we would consider for our restaurants.

In addition, the economic environment may result in continued negative comparable restaurant sales driven by a further deterioration in guest traffic and/or a reduction in the average amount guests spend in our restaurants.  If comparable restaurant sales remain negative, it will result in sales de-leverage (i.e., spreading fixed costs across a lower level of sales) which will, in turn, cause downward pressure on our profitability.  Further reductions in staff levels, additional asset impairment charges and potential restaurant closures could result from prolonged negative comparable restaurant sales.

The lack of available credit, along with the macroeconomic factors previously discussed, has had an adverse impact on certain of our landlords and other tenants in retail centers in which we are located.  If these issues continue or worsen, it could further materially impact these parties, which in turn could negatively affect our financial results.

If credit accessibility fails to improve in fiscal 2010 and beyond, our landlords may be unable to obtain financing or remain in good standing under their existing financing arrangements, resulting in their inability to provide construction contributions or failure to satisfy other lease covenants to us.  Several of our landlords have filed for protection under Chapter 11 of the United States Bankruptcy Code, and we have received notices of intended foreclosures from lenders to our landlords on other projects.  Approximately eleven percent of our restaurants are in locations that are owned, managed or controlled by landlords that have filed for bankruptcy protection.  As of the date of filing of this report, no leases have been rejected in the bankruptcy proceedings and we have not received any indications that our occupancy rights will be disturbed by any of these proceedings.   However, if these landlords (and others who have not filed for bankruptcy protection to date) are unable to obtain sufficient credit to continue to properly manage their retail sites, we may experience a drop in the level of quality of such retail centers.  While we currently do not anticipate that these matters concerning our landlords will have a material adverse effect on our operations or results, we can provide no assurance that this will be the case in the future.

In addition, several other tenants at retail centers in which we are located or have executed leases have ceased operations or, in some cases, have failed to open after committing to do so.  If these failures continue, they can result in a reduction of guest traffic at retail centers in which we are located, that in turn, may contribute to a lower number of guest visits at our restaurants. Additionally, if our landlords fail to satisfy required co-tenancies in our leases, such failures may result in us delaying openings or terminating leases in these locations.  All of these factors could have a material adverse impact on our operations.

Future growth in our revenues, profitability and earnings per share depends heavily on improving comparable restaurant sales and selecting high quality sites for new restaurant openings.

Future growth in revenues and profits will depend on our ability to grow comparable restaurant sales and leverage the comparable sales gains by efficiently operating our restaurants.  Comparable restaurant sales changes are composed of guest traffic increases or decreases, menu pricing and menu mix shifts.

Changes in guest traffic levels can be impacted by a variety of factors including macroeconomic conditions, competition from other restaurants (both in the upscale casual dining segment and in other segments of the restaurant industry), consumer perception of our concepts’ offerings in terms of quality, price, value and service, and how guest experiences affect their desire to return to our restaurants.  If we are unable to increase the guest traffic levels in our restaurants, it will likely hinder our ability to grow our comparable restaurant sales.

We utilize menu price increases to help offset inflation of key operating costs.  If the amount of the menu price increases that we implement are not accepted by guests, resulting in reduced guest traffic, or are insufficient to absorb or offset increased costs, it could reduce our growth in comparable restaurant sales.

Menu mix was negatively impacted in fiscal 2008 and 2009 as a result of guests managing their checks and choosing not to order items such as desserts and beverages (both alcoholic and non-alcoholic).  If menu mix continues to be negative, it could serve to offset some of the impact of our menu price increases thereby lowering our potential for comparable restaurant sales growth.

Future revenue and profitability growth also will depend on the availability of high quality sites that meet our criteria for new restaurant development and our ability to select sites that will continue to drive high levels of sales per square feet.  Our new restaurant development can be subject to unforeseen delays due to market conditions, the highly customized nature of our restaurant concepts, and the complex design, construction, and preopening processes for each new location.  The lease negotiation and restaurant development timeframes also vary by location.  Due to continued instability in the credit market and a decline in consumer spending, many landlords have delayed or cancelled new projects or extension and/or renovations of existing projects.  Such actions may limit our choices to consider for growth opportunities.

The number and timing of new restaurants actually opened during any given period, and their associated contribution to operating week growth for the period, will depend on a number of factors including, but not limited to:

•                  the identification and availability of high quality locations and acceptable lease terms;

•                  the availability of suitable financing for our landlords;

•                  the financial viability of our landlords;

•                  the timing of the delivery of the leased premises to us from our landlords in order to commence build-out construction activities;

•                  the ability of our landlords and us to obtain all necessary governmental licenses and permits on a timely basis to construct and operate our restaurants;

•                  our ability to successfully manage the design, construction and preopening processes for each restaurants, and the availability and/or cost of raw materials;

•                  any unforeseen engineering or environmental problems with the leased premises;

•                  adverse weather during the construction period; and

•                  the availability of qualified operating personnel in the local market.

If we are unable to develop new restaurants, our ability to increase our revenues and profitability may be harmed.

Increases in the costs to operate our business may have a material adverse impact on our business and results of operations.

Our profitability and operating margins depend on, among other things, our ability to anticipate and react to changes in the costs of key, operating resources, including food and other raw materials, labor, energy and water, insurance (including health, liability and workers’ compensation), and other supplies and services.  Although we are able to contract for the majority of the food commodities used in our restaurants for periods of up to one year, some of the commodities used in our operations cannot be locked in for periods of longer than 30 days or at all.  As a result, these commodities can be subject to unforeseen supply and cost fluctuations due to factors such as a change in demand patterns, an increase in the cost of key inputs, fuel costs, weather and other market conditions outside of our control.

Our suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants and bakery manufacturing facilities, higher minimum wage and benefit costs, and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us.  In addition, weather patterns in recent years have resulted in lower than normal levels of rainfall in certain areas that could produce droughts in key states such as California, impacting the price of water and the corresponding prices of commodities grown in states facing drought conditions. There is no assurance that we will be able to maintain our utility and commodity costs at levels that do not have a material adverse effect on our operations.

Many of our staff members are subject to various minimum wage requirements.  The federal minimum wage increased from $6.55 in July 2008 to $7.25 in July 2009.  Many of our employees work in restaurants located in states, including California, where the minimum wage is higher than the federal minimum and receive compensation equal to the state’s minimum wage.  There may be minimum wage increases in excess of federal minimum wage implemented in jurisdictions in which we operate or seek to operate.  Minimum wage increases may have a material adverse effect on our labor costs.

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employment practices, employee health benefits and other insurable risks through our self insurance programs.  Unfavorable fluctuations in market conditions, availability of such insurance or changes in state and/or federal regulations could significantly increase our self insurance costs and insurance premiums.  In addition, employment-related litigation continues to increase at both the state and federal levels, particularly with respect to claims styled as class action lawsuits which are more costly to defend.  Also, some employment related claims in the area of wage and hour disputes are not insurable risks.

Despite our efforts to control costs while still providing competitive health care benefits to our staff members, significant increases in health care costs continue to occur, and we can provide no assurance that our cost containment efforts in this area will be effective.  Further, we are unable to predict the impact of pending federal health care legislation on our health care benefit costs, and significant increases in such costs could adversely impact our operating results.  In addition, several localities, including San Francisco, have adopted or are considering adoption of health care related legislation affecting employers. There is no assurance that we will be able to absorb and/or pass through the costs of such legislation in a manner that will not adversely impact our operating results.

Competition in the restaurant industry in general, and specifically within the upscale, casual segment of the restaurant industry, may adversely affect guest traffic at our restaurants.

The restaurant industry is highly competitive with respect to price, value and promotions, service, location, and food quality.  There are a substantial number of restaurant operations that compete with us for customer traffic, some of which have significantly greater resources to aggressively market to consumers, which could result in our concepts losing market share.  Consumers are highly focused on value and if other restaurants are able to promote and deliver a higher degree of value through heavy discounting or other methods, our guest traffic levels may suffer which would adversely impact our revenues and profitability.  In addition, with improving product offerings at fast casual restaurants, quick-service restaurants and grocery stores, consumers may choose to trade down to these alternatives, which could also negatively affect our financial results.  Even as the economy recovers, such patterns of downgrading selection may continue among consumers, which could reduce guest traffic at our restaurants.

Negative publicity about us, our restaurants or bakery products, and about others across the food industry supply chain, whether or not accurate, could harm our business.

Adverse publicity or news reports, whether or not accurate, regarding food quality issues, illness, injury, health concerns, government or industry findings concerning food products served by us, or operating issues stemming from a single restaurant, a limited number of our restaurants, a single production run of our bakery products, restaurants operated by other foodservice providers or generally in the food supply chain, could be damaging to the restaurant industry overall and specifically harm our brand and reputation.  A decrease in guest traffic as a result of these types of health concerns or negative publicity could materially harm our results of operations.

Our success depends substantially on the value of our brands and our reputation for offering guests a unique total experience.

We believe we have built a strong reputation for the quality and breadth of our menu items and bakery products, as part of the total experience that guests enjoy in our restaurants.  We believe we must protect and grow the value of our brands to continue to be successful in the future.  Any incident that erodes consumer trust in or affinity for our brands could significantly reduce their value.  If consumers perceive or experience a reduction in food quality, service or ambiance, or in any way believe we failed to deliver a consistently positive experience, our brand value could suffer.

Our failure to successfully operate our bakery business would have a material adverse impact on our third party bakery sales and profits.

Our bakery operations depend on a number of factors including, but not limited to:

•                  our ability to obtain and retain large-account customers;

•                  our ability to pass on increases in the key costs of operations to our customers, in whole or in part;

•                  macroeconomic conditions affecting consumers’ desire and ability to purchase our bakery product offerings; and

•                  our current reliance on three major warehouse customers for a substantial percentage of our third party bakery sales

A decrease in sales and/or profitability from our bakery operations would have an adverse impact on our financial results.

New restaurant openings may negatively impact sales at our existing restaurants.

We target high quality, high profile locations for our upscale and highly customized restaurants, and believe that we draw guests from a much larger geographical area compared to most casual dining chain restaurants.  The sizes of our restaurant trade areas vary by location, depending on a number of factors such as population density; demographics; retail, business, entertainment and other traffic generators; and geography.  As a result, the opening of a new restaurant could impact the sales of one or more of our existing restaurants nearby.  It is not our intention to open new restaurants that materially cannibalize the sales of our existing restaurants.  However, as with most growing retail and restaurant chain operations, there can be no assurance that sales cannibalization will not occur or become more significant in the future as we gradually increase our presence in existing markets over time to maximize our competitive position and financial performance in each market.

We are investing in marketing, but our marketing programs may not be successful.

A significant increase in our marketing efforts began in the fourth quarter of fiscal 2008 and has continued through fiscal 2009 using a variety of media, including social media venues.  We expect to continue to conduct brand awareness programs and guest initiatives to attract and retain guests.  These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues.  In addition, we may determine in the future that developing and maintaining national and/or regional advertising campaigns may be necessary, which would also increase our operating expenses with no guarantee of the corresponding increase in revenue necessary to offset those higher costs.

Our business and future development could be harmed if we are unable to retain key personnel or have difficulties in recruiting qualified personnel.

The success of our business continues to depend in critical respects on the contributions of David Overton, our co-founder and Chairman of the Board and Chief Executive Officer (“CEO”), and certain other senior executives of the Company.  The loss of the services of our CEO or other senior executives could have a material adverse effect on our business and plans for future development.  It is unlikely that we would be able to find a qualified replacement for our CEO quickly, and such replacement would not have the in-depth knowledge of our concepts and the criteria needed for their success that our current CEO possesses.  While we adopted a succession planning policy in fiscal 2008 that includes both emergency short-term and long-term planning elements, there is a risk that we may not be able to implement such a succession planning policy successfully or in a timely manner.

In addition to our senior executives, we must also continue to attract, retain and motivate a sufficient number of qualified management and operating personnel, including regional management, general managers and executive kitchen managers.  Qualified individuals have historically been in short supply and an inability to attract them to our restaurant operations would limit our ability to effectively expand in existing markets and penetrate new markets.  Additionally, the ability of these key personnel to maintain consistency in the service, hospitality, quality and atmosphere of our restaurants is a critical factor in our success.  Any failure to do so may harm the reputation of our concepts and adversely affect our operating results.

Competition for qualified individuals could also increase our labor costs related to cash and other compensation, including equity awards.  If we continue to make equity grants at similar levels as in the past, our 2001 Equity Incentive Plan only contains authorized shares sufficient to permit granting equity through the first quarter of fiscal 2011.  Our ability to offer equity awards in the future may be limited or nonexistent if our shareholders do not approve a new equity incentive plan at our 2010 Annual Meeting of Stockholders.  Our ability to attract and retain qualified management and operating personnel may be harmed if we are unable to offer competitive cash and other compensation, including equity awards.

We may be unable to appropriately scale our infrastructure in a timely manner.

During fiscal 2008 and 2009, we reduced our infrastructure to adapt to the reduction in comparable restaurant sales and for the reduced number of new restaurant openings planned for those years.  We continue to evaluate the appropriate level of our infrastructure to support our fiscal 2010 operational and development plans.  If market conditions improve and we are able to identify enough high quality sites to significantly increase the planned number of new restaurant openings in the future, we may be unable to scale or manage the growth of our corporate and field supervision infrastructure in the short term to appropriately support our operations.  Likewise, if sales decline, we may be unable to reduce our infrastructure quickly enough to prevent further sales deleveraging which would adversely affect our results of operations.

Changes in, or any failure to comply with, applicable laws or regulations at the federal, state or local level could adversely affect our business, financial position and results.

Various federal and state labor laws and regulations govern our operations and relationships with our staff members, including minimum wages, breaks, overtime, fringe benefits, safety, working conditions and citizenship requirements.  Changes in, or any failure to comply with, these laws and regulations could subject us to fines or legal actions.  Settlements or judgments that are not insured or in excess of our coverage limitations could have a material adverse affect on our business.  Although we operate our facilities in compliance with federal and state requirements, some of our staff members may not meet federal citizenship or residency requirements.  This could result in a disruption in our work force, sanctions against us and adverse publicity.  Significant government-imposed increases in minimum wages, paid or unpaid leaves of absence and mandated health and/or COBRA benefits, or increased tax reporting, assessment or payment requirements related to our employees who receive gratuities, or changes in interpretations of existing law concerning meal and rest period breaks currently under consideration by the Supreme Court in the State of California, could be detrimental to the profitability of our restaurants and bakery operations.

Our business is subject to extensive state and local government regulation in the various jurisdictions in which our restaurants and bakeries are located, including regulations relating to alcoholic beverage control, public health and safety, environmental hazards and food safety.  The failure to obtain and/or retain licenses, permits or other regulatory approvals could delay or prevent the opening and/or continued operation of a restaurant in a particular area.  Alcoholic beverage control regulations require each of our restaurants to obtain licenses and permits to sell alcoholic beverages on the premises.  The failure of a restaurant to obtain or retain its licenses would adversely affect that restaurant’s operations and profitability, and could adversely affect our ability to obtain these licenses elsewhere. We may also be subject to dram shop statutes in certain states, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.  Even though we are covered by general liability insurance, a settlement or judgment against us under a dram shop statute in excess of liability coverage could have a material adverse effect on our operations.

In addition, as a manufacturer and distributor of food products, we are subject to a number of food safety and labeling laws and regulations, including the Federal Food, Drug and Cosmetic Act.  Failure to comply with these and other applicable laws and regulations could adversely affect our business, financial position and results of operations.

Information technology system failures or breaches of our network security could interrupt our operations and subject us to increased operating costs as well as litigation and other liabilities.

We rely heavily on our computer systems and network infrastructure across our operations including, but not limited to, point-of-sale processing at our restaurants, and the systems we use could be vulnerable to unforeseen risks.  Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers.  In addition, our corporate support center is located in California, in an area prone to natural disasters such as earthquakes and wildfires.  Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations.

We employ both internal resources and external consultants to conduct extensive auditing and testing for weaknesses in our systems, controls, firewalls and encryption to reduce the likelihood of any security failures or breaches.  Although we, with the help of third-party service providers and consultants, intend to maintain and upgrade our security technology and establish operational procedures to prevent such damage, breaches, or attacks, there can be no assurance that these security measures will be successful.  In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data.  A failure of such security measures could harm our reputation and financial results, as well as subject us to litigation or actions by regulatory authorities.

Our inability or failure to execute on a comprehensive business continuity plan following a major natural or manmade disaster, including terrorism, at our corporate facility could materially adversely impact our business

Most of our corporate systems and processes and corporate support for our restaurant operations are centralized at one California location with the exception of our construction and design department.  Although we have disaster recovery procedures in place to address most events of a crisis nature, including back up and off site location for recovery of electronic and other forms of data and information, we are currently developing a comprehensive business continuity plan specifically addressing a variety of potential disasters, and attendant recovery procedures on both a corporate-wide and departmental basis. If we are unable to fully develop or implement such plan, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations, and other breakdowns in normal operating procedures that could have a material adverse effect on our financial condition, results of operation, and exposure to administrative and other legal claims.

Litigation could have a material adverse impact on our business.

We are subject to lawsuits, administrative proceedings and claims that arise in the regular course of business.  The matters typically involve claims by guests, staff members and others regarding issues such as food borne illness, food safety, premises liability, compliance with wage and hour requirements, work-related injuries, discrimination, harassment, disability and other operational issues common to the foodservice industry.  We could be adversely affected by negative publicity and litigation costs resulting from these claims, regardless of their validity.  Significant legal fees and costs in complex class action litigation or an adverse judgment or settlement that is not insured or is in excess of insurance coverage could have a material adverse effect on our financial position and results of operations.  We are self-insured, or carry insurance programs with high retention levels, for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employer’s liability, health benefits and other insurable risks.  We accrue liabilities for these programs based on our estimate of the ultimate costs to settle known claims as well as claims that are incurred but not reported.  Significant judgment is required to estimate claims that have been incurred but not reported.  If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be negatively impacted.

New information or attitudes regarding diet and health could result in changes in regulations and consumer eating habits that could adversely affect our revenues.

Regulations and consumer eating habits may change as a result of new information, increases in disclosure requirements or attitudes regarding diet and health.  These changes may include regulations that impact the ingredients and nutritional content of our menu items and bakery products.  In addition, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to make certain nutritional information available to guests or have enacted legislation prohibiting the sales of certain types of ingredients in restaurants.  Efforts have been made to introduce similar legislation at the federal level.  The success of our restaurant operations depends, in part, upon our ability to effectively respond to changes in consumer health and disclosure regulations and to adapt our menu offerings to trends in eating habits.  If consumer health regulations or consumer eating habits change significantly, we may be required to modify or discontinue certain menu items.  To the extent we are unable to respond with appropriate changes to our menu offerings, it could materially affect guest demand for our concepts and have an adverse impact on our revenues.

Seasonality of our business and the timing of new restaurant openings could result in fluctuations in our financial performance from quarter-to-quarter within a fiscal year.

Our business is subject to seasonal fluctuations.  Our restaurant sales are typically higher during the second and third quarters of the fiscal year.  Our bakery operation is seasonal to the extent that the fourth quarter’s sales are typically higher due to holiday business and may also significantly vary from quarter-to-quarter due to the timing and/or size of orders from large account bakery customers.  As a result of these factors, results of operations for any single quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.  Quarterly results have been, and in the future could continue to be, significantly impacted by the timing of new restaurant openings, including associated preopening costs and operating inefficiencies, as well as macroeconomic factors.

Adverse weather conditions could unfavorably affect our restaurant sales.

Adverse weather conditions can impact guest traffic at our restaurants, cause the temporary underutilization of outdoor patio seating, and, in more severe cases, cause temporary restaurant closures, sometimes for prolonged periods. Outdoor patio seating is available at most of our restaurants and accounts for approximately 20% of our seating capacity.  Our inability to fully utilize our restaurants’ seating capacity as planned may negatively impact our revenues and results of operations.

Our failure to establish, maintain and apply adequate internal control over our financial reporting could affect our reported results of operations.  In addition, changes in financial accounting standards or interpretations of existing standards could affect our reported results of operations.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002.  These provisions provide for the identification of material weaknesses in internal control over financial reporting—a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted (“GAAP”) in the United States of America.  While we have not experienced a material weakness in internal controls, there can be no assurance that we will be able to remediate any future material weaknesses in internal controls in a timely manner or maintain all of the controls necessary to remain in compliance.  Any failure to maintain an effective system of internal controls over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.  Additionally, changes in accounting standards or new accounting pronouncements and interpretations may occur that could adversely affect our previously reported or future financial position or results of operations.

Our federal, state and local tax returns may, from time to time, be selected for audit by taxing authorities, which may result in tax assessments or penalties that could have a material adverse impact on our results of operations and financial position.

We are subject to federal, state and local taxes.  Significant judgment is required in determining the provision for income taxes. Although we believe our tax estimates are reasonable, if the IRS or other taxing authority disagrees with the positions we have taken on our tax returns, we could face additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position.

The Internal Revenue Service issued a Notice of Proposed Adjustment  concerning our tax returns filed for fiscal years 2003 through 2006 with respect to the deductibility under the provisions of Internal Revenue Code Section 162(m) of certain compensation in excess of $1 million per year paid to “covered employees” (as defined in such section) resulting from their exercise of stock options later determined to be misdated disallowing the deduction of approximately $5.1 million of compensation expense. It is our position that such compensation qualifies as performance-based compensation that is not subject to the limitations on deductibility under Internal Revenue Code Section 162(m).  We received a Statutory Notice of Deficiency from the IRS for fiscal 2005 only and have petitioned for redetermination of this notice with the United States Tax Court.  With respect to all other tax years in question, we intend to continue discussions with the IRS in an effort to reach a favorable resolution and, if such resolution is not reached, to pursue all available administrative and legal remedies.  We have reserved $2.4 million for estimated taxes and interest due through December 29, 2009.  This reserve does not include penalties.

Failure to satisfy financial covenants and/or repayment requirements under our credit facility could have a material adverse effect on our financial condition.

We have a five-year revolving credit facility (“Facility”) with a maximum available borrowing commitment of $300 million, which expires in April 2012.  The Facility requires us to maintain certain financial covenants.  While we have not experienced a failure to maintain these covenants in the past, any future failure to maintain these covenants or have sufficient liquidity to either repay or refinance the outstanding balance at expiration of the Facility would have a material adverse effect on our financial condition.  See

Note 7 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information concerning our Facility.

Failure to meet market expectations for our financial performance will likely have a negative impact on the market price of our common stock.

If we fail to meet the market’s expectations for our financial performance, particularly with respect to comparable restaurant sales, revenues, operating margins and diluted earnings per share, a decline in the market price of The Cheesecake Factory Incorporated common stock will likely occur.

The market price of our common stock may also be affected by general stock market conditions, including the performance of broad-based stock market indices and exchanges.  These conditions may result in stock market volatility, which in turn would likely impact the price of our common stock, as well as a sell-off in our common stock, both of which could be unrelated or disproportionate to changes in our operating performance.

There may be future sales or other dilution of our equity which may adversely affect the market price of our common stock.

We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities.  Our Board of Directors is authorized to issue additional shares of common stock and additional classes or series of preferred stock without any action on the part of the stockholders.  The Board of Directors also has the discretion, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, or winding up of our business and other terms.  If we issue preferred shares in the future that have a preference over our common stock with respect to the payment of dividends or upon liquidation, dissolution or winding up, or if we issue preferred shares with voting rights that dilute the voting power of our common stock, the rights of our common stockholders or the market price of our common stock could be adversely affected.

We have a shareholder rights plan, or poison pill, which could affect the price of our common stock and make it more difficult for a potential acquirer to purchase a large portion of our securities, to initiate a tender offer or a proxy contest, or to acquire us.

In August 2008, our Board of Directors extended a shareholder rights plan, commonly known as a “poison pill,” for a period to end in August 2018. The poison pill may discourage, delay, or prevent a third party from acquiring a large portion of our securities, initiating a tender offer or proxy contest, or acquiring us through an acquisition, merger, or similar transaction. Such an acquirer could be prevented from consummating one of these transactions even if our shareholders might receive a premium for their shares over then-current market prices.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.       PROPERTIES

All of our 161 existing Company-operated, full-service restaurants are located on leased properties, and we have no current plans to own the real estate underlying our restaurants.  See Part I, Item 1 “Business — Existing Restaurant Locations” for information regarding the location of our restaurants.  We own substantially all of the FF&E in our restaurants.  Existing restaurant leases have expiration dates ranging from December 25, 2010 to January 31, 2031 (excluding unexercised renewal options).  There can be no assurance that we will be able to renew expiring leases after the expiration of all remaining renewal options.  Most of our restaurant leases provide for contingent rent based on a percentage of restaurant sales (to the extent this amount exceeds a minimum base rental) and payment of certain lease-related expenses.  See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for information regarding the aggregate straight-line minimum and contingent rent expense for the last three fiscal years and information regarding our obligation to pay minimum base rentals in future years.  A majority of our leases also provide for termination rights by us in the event our sales are below a stated level for a period of time, generally conditioned upon a repayment of the unamortized allowances contributed by landlords to the build out of the leased premises.  Additionally, most of our leases also provide for a reduced level of overall rent obligation should specified co-tenancies not be satisfied.

Our corporate support center and one bakery production facility are located in Calabasas Hills, California.  The corporate support center is an 88,000 square-foot facility on an approximate 5-acre parcel of land.  The bakery production facility is a 60,000 square-foot facility on a 3.3-acre parcel of land.  We completed a second bakery production facility in Rocky Mount, North Carolina in March 2006.  The second bakery facility is a 100,000 square-foot facility on a 15.82-acre parcel of land.  We currently own all three properties in fee simple and have an option to purchase additional land adjacent to our North Carolina facility, which is subject to our satisfaction of certain staffing levels at our North Carolina facility and improvements to this real estate.

ITEM 3.       LEGAL PROCEEDINGS

See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for a summary of legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 29, 2009.

PART II

ITEM 5.                  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Global Select MarketSM tier of The NASDAQ Stock Market® under the symbol CAKE.  The following table sets forth, for the periods indicated, the high and low sales prices as reported on The NASDAQ Stock Market:

	High	Low
Fiscal 2009
First Quarter	$12.82	$6.84
Second Quarter	18.53	11.14
Third Quarter	21.01	15.69
Fourth Quarter	22.63	17.55

Fiscal 2008
First Quarter	$23.25	$17.24
Second Quarter	23.16	15.43
Third Quarter	18.37	13.69
Fourth Quarter	14.83	4.96

Since our initial public offering in September 1992, we have not declared or paid any cash dividends on our common stock and have no current plans to pay dividends in the near future.  In addition, our amended credit facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a liquidity threshold.  See Note 7 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our credit facility.

There were approximately 1,200 holders of record of our common stock at February 17, 2010 and we estimate there were approximately 27,100 beneficial stockholders on that date.

During the quarterly period ended December 29, 2009, we made no purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Our Board of Directors increased the authorization to repurchase shares of our common shares by 10 million shares during fiscal 2008 and by 15 million shares in fiscal 2007, for a total authorization of 31 million shares.  No increases were authorized during fiscal 2009.  Under this authorization, we cumulatively repurchased a total of 23.1 million shares for a total cost of $506.2 million through December 29, 2009.  The authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.

In August 2008, we entered into a prearranged stock repurchase plan intended to qualify for the safe harbor under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan”).  In October 2008, we suspended our share repurchase program in order to maintain maximum flexibility in our capital decisions in light of the unprecedented crisis in the global financial markets and the indeterminate future impact it could have on the overall economy and on our business.  Concurrently with the effective date of such suspension, we terminated our 10b5-1 Plan.  On February 25, 2010, our Board of Directors reinstated our stock repurchase program and approved the adoption of a new 10b5-1 Plan, which will become effective on March 27, 2010.  In addition, we may also make purchases in the open market in compliance with Rule 10b-18 under the Securities Exchange Act of 1934.

The timing and number of shares repurchased pursuant to the share repurchase authorization are subject to a number of factors, including current market conditions, legal constraints, financial covenants under our credit facility, and available cash or other sources of funding.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us.  We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, a review of our capital structure and cost of capital, and our share price.

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

Comparison of Five-Year Cumulative Total Return on $100 Investment

Among The Cheesecake Factory Incorporated, S&P 400 Midcap Index,

NASDAQ Composite® (US) Index and the Nation’s Restaurant News Stock Index

	12/31/04	12/30/05	12/29/06	12/31/07	12/31/08	12/31/09
The Cheesecake Factory Incorporated	$100	$115	$76	$73	$31	$66
S&P 400 Midcap Index	$100	$111	$121	$129	$81	$110
NASDAQ Composite® (US) Index	$100	$102	$112	$122	$59	$84
Nation’s Restaurant News Stock Index (1)	$100	$110	$125	$134	$105	$133

(1)          The Nation’s Restaurant News Stock Index (“Index”) is published on Fridays.  The publication date for this Index that most closely approximates the last trading day for 2007 and 2008 are 12/28/07 and 12/26/08, respectively.  For 2005, 2006 and 2009, the Index was published on the dates shown in the table above.

ITEM 6.                             SELECTED FINANCIAL DATA

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

	Fiscal Year (1) (2)
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$1,602,020	$1,606,406	$1,511,577	$1,315,325	$1,182,053

Costs and expenses:
Cost of sales	394,409	416,801	380,996	333,528	302,889
Labor expenses	528,578	533,080	491,614	420,957	364,173
Other operating costs and expenses	402,877	397,498	353,547	303,240	268,253
General and administrative expenses	97,432	83,731	83,949	72,751	53,527
Depreciation and amortization expenses	75,184	73,290	64,202	53,064	45,177
Impairment of assets	26,541	2,952	—	—	—
Preopening costs	3,282	11,883	26,466	24,944	18,293
Total costs and expenses	1,528,303	1,519,235	1,400,774	1,208,484	1,052,312

Income from operations	73,717	87,171	110,803	106,841	129,741
Interest expense	(23,433)	(14,788)	(10,852)	(1,878)	(942)
Interest income	372	1,849	4,703	6,123	4,860
Other income/(expense), net	651	(977)	1,009	2,048	557
Income before income taxes	51,307	73,255	105,663	113,134	134,216
Income tax provision	8,474	20,962	31,699	31,852	46,268
Net income	$42,833	$52,293	$73,964	$81,282	$87,948

Net income per share:
Basic	$0.72	$0.82	$1.02	$1.04	$1.12

Diluted	$0.71	$0.82	$1.01	$1.02	$1.10

Weighted average shares outstanding:
Basic	59,362	63,822	72,475	78,181	78,354
Diluted	60,082	64,009	73,504	79,460	80,176

Balance Sheet Data (at end of period):
Total cash and cash equivalents	$73,715	$80,365	$36,867	$44,790	$31,052
Investments and marketable securities	—	996	12,362	89,524	146,922
Total assets	1,046,751	1,142,630	1,145,753	1,039,731	926,250
Total long-term debt and deemed landlord financing liability, including current portion	153,331	331,273	226,495	40,419	26,896
Total stockholders’ equity	516,113	452,566	562,926	711,542	646,699

(1)           Fiscal 2005 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks.

(2)                                  Fiscal 2009, 2008, 2007, 2006 and 2005 included $14.6 million, $13.1 million, $18.2 million, $18.2 million and $0.8 million, respectively, of stock-based compensation expense.  The increase from fiscal 2005 to fiscal 2006 relates to the adoption of revised Financial Accounting Standards Board guidance regarding accounting for stock-based compensation.

Non-GAAP Measures

Adjusted net income and adjusted diluted net income per share are supplemental measures of our performance that are not required by or presented in accordance with GAAP.  These non-GAAP measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

We calculate these non-GAAP measures by eliminating from net income and diluted net income per share the impact of a number of items we do not consider indicative of our ongoing operations.  We believe these adjusted measures provide additional information to facilitate the comparison of our past and present financial results.  We utilize results that both include and exclude the identified items in evaluating business performance.  However, our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items.  In the future, we may incur expenses or generate income similar to the adjusted items.

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures:

	Fiscal Year
	2009	2008
Net income	$42,833	$52,293
After-tax impact from:
Impairment of assets (1)	15,925	1,771
Unwinding of interest rate collars (2)	4,452	—
Chairman and CEO employment agreement (3)	1,530	—
Realization of investment in variable life insurance contract (4)	(668)	—
Adjusted net income	$64,072	$54,064

Diluted net income per share	$0.71	$0.82
After-tax impact from:
Impairment of assets	0.27	0.02
Unwinding of interest rate collars	0.07	—
Chairman and CEO employment agreement	0.03	—
Realization of investment in variable life insurance contract	(0.01)	—
Adjusted diluted net income per share	$1.07	$0.84

(1)          Represents the impairment of the carrying value of four Grand Lux Cafe restaurants in fiscal 2009 and three The Cheesecake Factory restaurants in fiscal 2008.  The pre-tax amounts associated with this item were $26,541 and $2,952 in fiscal 2009 and fiscal 2008, respectively, and were recorded in impairment of assets.

(2)          Represents costs to unwind derivative instruments in conjunction with reducing the outstanding balance on our revolving credit facility.  The pre-tax amount associated with this item is $7,421 and was recorded in interest expense.

(3)          Represents a charge resulting from a change in the amount and structure of the retirement benefit contained in the employment agreement with our Chief Executive Officer.  The pre-tax amount associated with this item is $2,550 and was recorded in general and administrative expenses.

(4)          Represents the realization of proceeds from one of our variable life insurance contracts used to support our Executive Savings Plan, a non-qualified deferred compensation plan.  This item is non-taxable and was recorded in other income/(expense).

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part 1, Item 7 of this report for more information regarding each of the identified items.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes in Part IV, Item 15 of this report, the “Risk Factors’ included in Part I, Item 1A of this report, and the cautionary statements included throughout this report. The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions in connection with our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

As of February 26, 2010, we operated 161 upscale, casual, full-service dining restaurants: 147 under The Cheesecake Factory® mark; 13 under the Grand Lux Cafe® mark; and one under the RockSugar Pan Asian Kitchen® mark.  We also operated two bakery production facilities and licensed two limited menu bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.

The Cheesecake Factory is an upscale casual dining concept that offers approximately 200 menu items including appetizers, pizza, seafood, steaks, chicken, burgers, pasta, specialty items, salads, sandwiches, omelets and desserts, including approximately 40 varieties of cheesecake and other baked desserts.  Grand Lux Cafe and RockSugar Pan Asian Kitchen are also upscale casual dining concepts offering approximately 200 and 80 menu items, respectively.  In contrast to many chain restaurant operations, substantially all of our menu items (except certain desserts manufactured at our bakery production facilities) are prepared on the restaurant premises using high quality, fresh ingredients based on innovative and proprietary recipes.  We believe our restaurants are recognized by consumers for offering value with generous food portions at moderate prices.  Our restaurants’ distinctive, contemporary design and decor create a high-energy ambiance in a casual setting.  Our restaurants currently range in size from 5,400 to 21,000 interior square feet, provide full liquor service and are generally open seven days a week for lunch and dinner, as well as Sunday brunch.  Total restaurant sales represented approximately 96% of our revenues for fiscal 2009, 2008 and 2007 with bakery sales accounting for the remainder.

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

Our strategy is driven by our commitment to guest satisfaction and is focused primarily on menu innovation and operational execution to continue to differentiate ourselves from other restaurant concepts, as well as drive competitively strong performance that is sustainable.  Financially, we are focused on prudently managing expenses at our restaurants, bakery facilities and corporate support center.  We are also committed to allocating capital in a manner that will maximize profitability and returns.  Investing in our restaurants is our top capital allocation priority with a focus on continuing to develop our concepts in premier locations within both existing and new markets.  Near-term, we plan to deploy our excess capital on hand to either reduce the outstanding balance on our credit facility, repurchase some of our outstanding shares, or a combination of both.

In evaluating and assessing the performance of our business, we believe the following are key performance indicators that should be taken into consideration:

•                   Comparable Restaurant Sales and Overall Revenue Growth.  Changes in comparable restaurant sales come from variations in guest traffic, as well as changes in check average (as a result of menu price increases and/or changes in menu mix).  Our strategy is to grow guest traffic by continuing to offer innovative, high-quality menu items that offer guests a wide range of options in terms of flavor, price and value.  In addition, we plan to continue focusing on service and hospitality with the goal of delivering an exceptional guest experience.  Our philosophy with regard to menu pricing is to use price increases to help offset key operating costs in a manner that balances protecting both our margins and guest traffic levels.  Prior to the economic downturn, menu mix had generally been neutral to our average check, allowing us to retain the impact of our menu price increases.  As the economy strengthens, we would expect this pattern to resume as guests focus less on check management.

Comparable restaurant sales growth, in addition to revenue from new restaurant openings and increases in third-party bakery sales, drive our overall revenue growth.

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

Results of Operations

The following table sets forth, for the periods indicated, our consolidated statements of operations expressed as percentages of revenues:

	Fiscal Year
	2009	2008	2007
Revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	24.6	26.0	25.2
Labor expenses	33.0	33.2	32.5
Other operating costs and expenses	25.1	24.7	23.4
General and administrative expenses	6.1	5.2	5.6
Depreciation and amortization expenses	4.7	4.6	4.2
Impairment of assets	1.7	0.2	—
Preopening costs	0.2	0.7	1.8

Total costs and expenses	95.4	94.6	92.7

Income from operations	4.6	5.4	7.3
Interest expense	(1.5)	(0.9)	(0.7)
Interest income	0.0	0.1	0.3
Other income/(expense), net	0.1	0.0	0.1

Income before income taxes	3.2	4.6	7.0
Income tax provision	0.5	1.3	2.1

Net income	2.7%	3.3%	4.9%

Fiscal 2009 Compared to Fiscal 2008

Revenues

Revenues decreased slightly to $1,602.0 million for fiscal 2009 compared to $1,606.4 million for fiscal 2008.

Restaurant sales decreased slightly to $1,534.3 million for fiscal 2009 compared to $1,536.5 million for the prior fiscal year.  The resulting sales decrease of $2.2 million consisted of a $36.5 million decrease in comparable restaurant sales and a $34.3 million increase from newer restaurants not yet in the comparable sales base.  Comparable sales decreased by 2.6% from fiscal 2008 to fiscal 2009.  At December 29, 2009, there were six restaurants not included in the comparable sales base.  New restaurants become eligible to enter our comparable sales calculations in their 19th month of operation.

Comparable sales at The Cheesecake Factory restaurants decreased 2.3% from fiscal 2008.  We realized effective menu price increases of approximately 1.2% and 0.8% in the first and third quarters of 2009, respectively.  The decrease in comparable sales for fiscal 2009 was due to reduced traffic at our restaurants, which we believe was primarily driven by the macroeconomic factors affecting the restaurant industry in general.  This decrease in guest traffic was partially offset by a slightly higher average check.

Comparable sales at our Grand Lux Cafe restaurants decreased 5.1% from fiscal year 2008.  We realized effective menu price increases of approximately 0.3% and 0.6% in the second and fourth quarters of 2009, respectively.  The decrease in Grand Lux Cafe comparable sales is also attributable to a decline in guest traffic, which we believe was primarily caused by the macroeconomic factors impacting the restaurant industry in general.

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

Additionally, other factors outside of our control, such as general economic conditions, inclement weather, timing of holidays, and competitive and other factors, including those referenced in Part I, Item 1A of this report can impact comparable sales.

Inclusive of our summer 2009 and winter 2010 menu change we will have implemented a targeted effective menu price increase of approximately 1.4% for the first half of fiscal 2010.  We plan to review our operating cost and expense trends in the spring of 2010 and consider the need for additional menu pricing in connection with our 2010 summer menu change.

Total restaurant operating weeks increased 3% to 8,313 in fiscal 2009 from the prior year primarily from the opening of three new restaurants during the trailing 15-month period.  Average sales per restaurant operating week decreased approximately 3% in fiscal 2009 to $184,600 compared to the prior fiscal year.  This decrease in average weekly sales was due principally to the decline in guest traffic.

Bakery sales to other foodservice operators, retailers and distributors (“bakery sales”) decreased approximately 3% to $67.7 million in fiscal 2009 compared to $69.9 million in the prior fiscal year.  This decrease is due primarily to lower sales to our warehouse clubs and national accounts.

We strive to develop and maintain long-term, growing relationships with our bakery customers, based largely on our 37-year reputation for producing high quality and creative baked desserts.  However, it is difficult to predict the timing of bakery product shipments and contribution margins on a quarterly basis, as the purchasing plans of our large-account customers may fluctuate.  Due to the highly competitive nature of the bakery business, we are unable to enter into long-term contracts with our large-account bakery customers, who may discontinue purchasing our products without advance notice at any time for any reason.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses.

As a percentage of revenues, cost of sales decreased to 24.6% in fiscal 2009 compared to 26.0% in fiscal 2008.  Approximately one-half of this decrease was attributable to savings associated with our cost of sales initiatives, including the development of new menu items with lower food costs, negotiation of more favorable pricing for commodities and improvements in our supply chain.  The majority of the remaining cost of sales favorability stemmed primarily from commodity price spikes that occurred in 2008 when prices were significantly higher for certain grocery, produce and dairy items as compared to the same periods in fiscal 2009.  Additionally, our bakery benefited from a favorable year-over-year contracted price for cream cheese.

Our restaurant menus are among the most diversified in the foodservice industry and, accordingly, are not overly dependent on a few select commodities.  Changes in costs for one commodity are often, but not always, counterbalanced by cost changes in other commodity categories.  The principal commodity categories for our restaurants include produce, poultry, meat, fish and seafood, cheese, other fresh dairy products, bread and general grocery items.

Currently we are able to contract for the majority of the food commodities used in our operations for periods of up to one year.  However, with the exception of cream cheese used in our bakery operations, we are currently not able to contract for some of our commodities, such as fish, dairy and certain produce products for periods longer than 30 days in most cases.  As a result, these commodities can be subject to unforeseen supply and cost fluctuations due principally to weather, fuel costs and agricultural conditions.  Cream cheese is the most significant commodity used in our bakery products.  We have contracted for a majority of our fiscal 2010 cream cheese requirements and will also purchase cream cheese on the spot market as necessary to supplement our contracted amounts.

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

While we have taken steps to qualify multiple suppliers and enter into agreements for some of the key commodities used in our restaurant and bakery operations, there can be no assurance that future supplies and costs for these commodities will not fluctuate due to weather and other market conditions outside of our control. For new restaurants, cost of sales will typically be higher during the first 90 to 120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the sales volumes at the new restaurant.

Labor Expenses

As a percentage of revenues, labor expenses decreased to 33.0% in fiscal 2009 compared to 33.2% in fiscal 2008.  This decrease was primarily due to direct labor savings as a result of our operational initiatives, partially offset by higher health insurance costs and de-leveraging from lower sales levels in fiscal 2009 as compared to the prior year.  Stock-based compensation included in labor was $5.9 million in fiscal 2009 compared to $4.7 million in fiscal 2008.  The expense in the prior year period is net of a $1.5 million reduction related to an adjustment to our estimated stock option forfeiture rate.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead, selling and distribution expenses.  As a percentage of revenues, other operating costs and expenses increased to 25.1% for fiscal 2009 versus 24.7% for fiscal 2008.  This increase was primarily due to higher self-insurance reserves, increased marketing expenses and de-leveraging of fixed costs due to lower sales levels in fiscal 2009.  These items were partially offset by benefits from operational cost saving initiatives and lower utility costs during fiscal 2009.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, as well as the restaurant field supervision, bakery administrative and corporate support organizations.  As a percentage of revenues, G&A expenses increased to 6.1% for fiscal 2009 versus 5.2% for fiscal 2008.  The majority of this variance was due to an increase in the accrual for corporate performance bonuses in fiscal 2009 as compared to the comparable prior year period, as well as a $2.9 million charge in fiscal 2009 resulting from a change in the amount and structure of the retirement benefit contained in the employment agreement with our Chief Executive Officer.

G&A expenses included $8.4 million and $8.2 million of stock-based compensation expense in fiscal 2009 and fiscal 2008, respectively.  The expense in the prior year period is net of a $0.7 million reduction related to an adjustment to our stock option forfeiture rate.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses increased to 4.7% for fiscal 2009 compared to 4.6% for fiscal 2008.  The increase is primarily attributable to de-leveraging from the lower average weekly sales at our restaurants.

Impairment of Assets

We assess potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends.  We regularly review restaurants that fall below a defined threshold of projected cash flows to carrying value in order to determine if impairment testing is warranted.

Based on the results of this analysis, we recorded a $26.5 million impairment charge against the carrying value of four Grand Lux Cafe restaurants in fiscal 2009.  This charge will reduce depreciation and amortization expense for fiscal 2010 by $2.0 million.  During fiscal 2008, we recorded a $3.0 million impairment charge against the carrying value of three The Cheesecake Factory locations.

Preopening Costs

Preopening costs decreased to $3.3 million for fiscal 2009 compared to $11.9 million for the prior fiscal year.  We incurred preopening costs to open one The Cheesecake Factory restaurant in fiscal 2009 compared to opening six The Cheesecake Factory restaurants and our first RockSugar Pan Asian Kitchen location during fiscal 2008.  In addition, preopening costs were incurred in both years for restaurant openings in progress; maintaining a roster of trained managers for pending openings; and the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs.

Preopening costs include all costs to relocate and compensate restaurant management employees during the preopening period; costs to recruit and train hourly restaurant employees; wages, travel and lodging costs for our opening training team and other support employees; and straight-line minimum base rent during the build-out and in-restaurant training periods.  Also included in preopening costs are expenses for maintaining a roster of trained managers for pending openings; the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs; and corporate travel and support activities.  Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Interest Expense, Interest Income and Other Income

Interest expense increased to $23.4 million for fiscal 2009 compared to $14.8 million for fiscal 2008 due primarily to costs totaling $7.4 million to unwind two of our interest rate collars in conjunction with reducing our revolving credit facility balance.  In addition, we paid a higher interest rate on the outstanding balance of our debt during fiscal 2009 relative to the prior year as a result of an amendment to our revolving credit facility in January 2009.  (See Note 7 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.)  These increases to interest expense were partially offset by a lower average outstanding debt balance during fiscal 2009 as compared to the prior year.  Interest expense also included $3.7 million and $3.5 million in fiscal 2009 and fiscal 2008, respectively, associated with landlord construction allowances deemed to be financing in accordance with accounting guidance.

Interest income decreased to $0.4 million for fiscal 2009 compared to $1.8 million for the prior year due primarily to lower interest rates earned on invested balances during fiscal 2009.

We recorded net other income of $0.7 million for fiscal 2009 compared to net other expense of $1.0 million for fiscal 2008.  This variance primarily relates to changes in the value of our investments in variable life insurance contracts used to support our Executive Savings Plan (“ESP”), a non-qualified deferred compensation plan, as well as the realization in fiscal 2009 of $0.7 million in proceeds from one of these contracts.

Income Tax Provision

Our effective income tax rate was 16.5% for fiscal 2009 compared to 28.6% for fiscal 2008.  This decline was primarily attributable to non-taxable gains in fiscal 2009 compared to non-deductible losses in fiscal 2008 on our investments in variable life insurance contracts used to support our ESP, greater leverage from tax credits and incentives on lower book income in fiscal 2009 and a reserve recorded in fiscal 2008 for the potential disallowance of certain executive compensation under the provisions of Internal Revenue Code Section 162(m).  The favorable rate impact of these items was partially offset by a rate benefit in fiscal 2008 for the Internal Revenue Service’s approval of our change in method of accounting for construction allowances.

Fiscal 2008 Compared to Fiscal 2007

Revenues

Revenues increased approximately 6% to $1,606.4 million for fiscal 2008 compared to $1,511.6 million for fiscal 2007.

Restaurant sales increased approximately 6% to $1,536.5 million for fiscal 2008 compared to $1,448.3 million for the prior fiscal year.  The resulting sales increase of $88.2 million consisted of $58.1 million, or a 4.6% decrease in comparable restaurant sales and a $146.3 million increase from locations that were not in the comparable sales base.  At December 30, 2008, there were 27 restaurants not included in the comparable sales base.

Comparable sales at The Cheesecake Factory restaurants decreased approximately 4.5% from fiscal 2007.  We implemented an approximate 1.5% effective menu price increase during our winter menu update in the first quarter of 2008, and an additional approximate 1.0% effective menu price increase during our summer menu update in the third quarter of 2008.  The decrease in comparable sales for fiscal 2008 was due to reduced traffic at our restaurants, which we believe was primarily driven by the macroeconomic factors affecting the restaurant industry in general.

Comparable sales at our Grand Lux Cafe restaurants decreased approximately 5.0% from fiscal year 2007.  We implemented an effective menu price increase of approximate 1.5% in April 2008.  We believe this decrease in comparable sales is also attributable to a decline in guest traffic, which we believe was primarily driven by the macroeconomic factors affecting the restaurant industry in general.

Total restaurant operating weeks increased 13% to 8,089 compared to 7,166 in fiscal 2007.  Average sales per restaurant operating week decreased 6% in fiscal 2008 to $190,100 compared to the prior fiscal year. This decrease in average weekly sales is due principally to the decline in guest traffic.

Bakery sales increased 10% to $69.9 million in fiscal 2008 compared to $63.3 million in the prior fiscal year.  This increase is primarily due to higher sales to the warehouse clubs.

Cost of Sales

As a percentage of revenues, cost of sales increased to 26.0% during fiscal 2008 compared to 25.2% for the prior fiscal year.  This increase was primarily attributable to unfavorable year-over-year pricing for cheese and general grocery items.

Labor Expenses

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

Other Operating Costs and Expenses

As a percentage of revenues, other operating costs and expenses increased to 24.7% for fiscal 2008 versus 23.4% for fiscal 2007.  This increase was primarily due to de-leveraging of fixed costs due to lower average weekly sales at our restaurants as well as higher utility rates.

General and Administrative Expenses

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

Impairment of Assets

During fiscal 2008, we recorded a $3.0 million impairment charge against the carrying value of three The Cheesecake Factory locations.  We did not incur impairment charges during fiscal 2007.

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

Interest Expense, Interest Income and Other Income

Interest expense increased to $14.8 million for fiscal 2008 compared to $10.9 million for fiscal 2007 due primarily to higher borrowings on our revolving credit facility.  Interest expense also included $3.5 million and $3.2 million in fiscal 2008 and fiscal 2007, respectively, associated with landlord construction allowances deemed to be financing in accordance with accounting guidance.

Interest income decreased to $1.8 million for fiscal 2008 compared to $4.7 million for fiscal 2007 due primarily to lower investment balances driven by significant share repurchases in both years, partially offset by reduced capital spending for restaurant openings.

We recorded net other expense of $1.0 million for fiscal 2008 compared to net other income of $1.0 million for the prior year.  This $2.0 million variance primarily relates to declines in value of our investments in variable life insurance contracts used to support our obligations under our ESP, a non-qualified deferred compensation plan.

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

Fiscal 2010 Outlook

This discussion contains forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes in Part IV, Item 15 of this report, the “Risk Factors’ included in Part I, Item 1A of this report, and the cautionary statements included throughout this report. The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions in connection with our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

In fiscal 2010, we plan to open as many as three new locations, consisting solely of The Cheesecake Factory restaurant concept.  We estimate diluted earnings per share for fiscal 2010 will be between $1.16 and $1.24 based on an assumption that comparable restaurant sales will be in a range of between (1%) and 0%.  We expect cash capital expenditures in fiscal 2010 to range between $50 million and $55 million, of which approximately $20 million to $23 million will be used to fund new restaurant openings.  We expect to generate free cash flow, defined as cash flow provided by operating activities less capital expenditures, of approximately $100 million to $110 million and plan to utilize our free cash flow as well as a portion of our existing cash on hand to either reduce the outstanding balance on our credit facility, repurchase some of our outstanding shares, or a combination of both.

Liquidity and Capital Resources

One of our corporate financial objectives is to maintain a sufficiently strong and conservative balance sheet to support our operating initiatives and unit growth with financial flexibility; to provide the financial resources necessary to protect and enhance the competitiveness of our restaurant and bakery brands; and to provide a prudent level of financial capacity to manage the risks and uncertainties of conducting our business operations in the current economic environment and through future economic and industry cycles.  Our ongoing capital requirements are principally related to our restaurant expansion plan and ongoing maintenance of our restaurants and bakery facilities, as well as investment in our corporate and information technology infrastructures.

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

The following table presents, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in millions):

	December 29, 2009	December 30, 2008	January 1, 2008

Cash and marketable securities on hand	$73.7	$81.4	$49.2
Net working capital	$(28.2)	$4.4	$(35.9)
Current ratio	0.9:1	1.0:1	0.8:1
Long-term debt and deemed landlord financing liability, including current portion (1)	$153.3	$331.3	$226.5

	Fiscal Year
	2009	2008	2007

Cash provided by operating activities	$197.1	$169.2	$160.1
Capital expenditures	$37.2	$84.9	$211.0
(Repayment)/borrowing on credit facility	$(175.0)	$100.0	$175.0
Purchase of treasury stock	$—	$(172.5)	$(249.0)

(1)            Landlord construction allowances related to restaurant locations for which we are deemed, for accounting purposes only, to have an ownership interest are reflected in our balance sheets as deemed landlord financing.  This liability is amortized over the lease term based on the rent payments designated in the lease agreement.

During fiscal 2009, our cash and marketable securities on hand decreased by $7.7 million to $73.7 million at December 29, 2009.  This decrease was primarily attributable to repayments on our credit facility and purchases of property and equipment, partially offset by cash provided by operating activities.  At December 29, 2009, we had $25.2 million of cash invested in a tax-exempt money market fund.  The fund purchases only first-tier securities, and we have not experienced any losses in these accounts.  Therefore, we believe we are not exposed to significant risk on these investments.  See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of cash and cash equivalents.

Our restaurant development model more closely resembles that of a retail business that occupies leased space in shopping malls, lifestyle centers, office complexes, strip centers, entertainment centers and other real estate developments.  We typically seek to lease our restaurant locations for primary periods of 15 to 20 years under operating lease arrangements.  Our rent structures vary by lease, but generally provide for the payment of both minimum and contingent (percentage) rent based on net sales, as well as other expenses related to the leases (for example, our pro rata share of common area maintenance, property tax and insurance expenses). We disburse cash for leasehold improvements and FF&E to build out our leased premises.  We may also disburse cash for structural additions that we make to leased premises that generally are reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in the respective leases.  If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof.  We do not have any current plans to encumber our existing leasehold interests with lessee secured financing.  We own substantially all of the FF&E in our restaurants and currently plan to do so in the future.

Capital expenditures were relatively lower in fiscal 2009 compared to fiscal 2008 and 2007 due to the number of restaurants opened in each year (one, seven and 21, respectively.)  Capital expenditures for new restaurants, including locations under development as of each fiscal year end were $8 million, $56 million and $163 million for fiscal 2009, 2008 and 2007, respectively.  In fiscal 2009, no capital expenditures were funded through deemed landlord financing. Of the remaining fiscal 2009 capital expenditures, $25 million represented maintenance and capacity addition outlays for our existing restaurants, and approximately $4 million was for bakery and corporate infrastructure investments.

For fiscal 2010, we currently estimate our cash outlays for capital expenditures to range between $50 million and $55 million, net of agreed-upon up-front cash landlord construction contributions and excluding $5 million of expected noncapitalizable preopening costs for new restaurants.  The amount reflected as additions to property and equipment in the consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each operating lease (See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report).  Our estimate for capital expenditures for fiscal 2010 contemplates a net outlay of $20 million to $23 million for as many as three The Cheesecake Factory restaurants to be opened during fiscal 2010 and estimated construction-in-progress disbursements for anticipated fiscal 2011 openings.  These amounts are net of estimated collections of up-front cash landlord construction contributions.  Expected capital expenditures for fiscal 2010 also include approximately $21 million to $22 million for maintenance and capacity addition expenditures to our existing restaurants and $9 million to $10 million for bakery and corporate infrastructure investments.

At December 29, 2009, we had $100 million of borrowings outstanding under our $300 million revolving credit facility (“Facility”), having repaid $175 million during fiscal 2009.  Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of December 29, 2009, we had net availability for borrowings of $184 million, based on outstanding debt of $100 million and $16 million in standby letters of credit.  See Note 7 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.

During fiscal 2008 and 2007, we entered into zero-cost interest rate collars that hedged interest rate variability on $250 million of outstanding borrowings on our Facility.  During fiscal 2009, we unwound $150 million of these derivatives at a cost of $7.4 million.  See Note 8 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our derivative financial instruments.

Our Board of Directors increased the authorization to repurchase shares of our common shares by 10 million shares during fiscal 2008 and by 15 million shares in fiscal 2007, for a total authorization of 31 million shares.  No increases were authorized during fiscal 2009.  Under this authorization, we cumulatively repurchased a total of 23.1 million shares for a total cost of $506.2 million through December 29, 2009.  The authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.

In August 2008, we entered into a prearranged stock repurchase plan intended to qualify for the safe harbor under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan”).  In October 2008, we suspended our share repurchase program in order to maintain maximum flexibility in our capital decisions in light of the unprecedented crisis in the global financial markets and the indeterminate future impact it could have on the overall economy and on our business.  Concurrently with the effective date of such suspension, we terminated our 10b5-1 Plan.  On February 25, 2010, our Board of Directors reinstated our stock repurchase program and approved the adoption of a new 10b5-1 Plan, which will become effective on March 27, 2010.  In addition, we may also make purchases in the open market in compliance with Rule 10b-18 under the Securities Exchange Act of 1934.

The timing and number of shares repurchased pursuant to the share repurchase authorization are subject to a number of factors, including current market conditions, legal constraints, financial covenants under our credit facility, and available cash or other sources of funding.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us.  We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, a review of our capital structure and cost of capital, and our share price.

Based on our current expansion objectives, we believe that our cash and cash equivalents, combined with expected cash flows provided by operations, available borrowings under our credit facility and expected landlord construction contributions should be sufficient in the aggregate to finance our planned capital expenditures and other operating activities in fiscal 2010.

As of December 29, 2009, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties.  Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Contractual Obligations and Commercial Commitments

The following schedules summarize our contractual obligations and commercial commitments as of December 29, 2009 (amounts in millions):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Contractual obligations
Leases (1)	$968.6	$59.3	$123.8	$127.5	$658.0
Long-term debt	100.0	—	100.0	—	—
Purchase obligations (2)	104.9	91.9	13.0	—	—
Uncertain tax positions	7.3	5.5	1.8	—	—
Total	$1,180.8	$156.7	$238.6	$127.5	$658.0

Other commercial commitments
Standby letters of credit	$15.5	$—	$15.5	$—	$—

(1)          Represents aggregate minimum lease payments for our restaurant operations, automobiles and certain equipment, including amounts characterized as deemed landlord financing payments in accordance with accounting guidance.  See Note 1 in Notes to Consolidated Financial Statements.  Most of our leases also require contingent rent in addition to the minimum base rent based on a percentage of sales ranging from 3% to 10% and require expenses incidental to the use of the property.

(2)            Purchasing obligations represent commitments for the purchase of goods and estimated construction commitments, net of agreed-upon up-front landlord construction contributions.  Amounts exclude agreements that are cancelable without significant penalty.

(3)            Represents liability for uncertain tax positions.  See Note 14 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of income taxes.

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

Property and Equipment

We record all property and equipment at cost less accumulated depreciation.  Improvements are capitalized while repairs and maintenance costs are expensed as incurred.  Depreciation and amortization are calculated using the straight-line method over the estimated useful life of each asset or the initial term of the respective lease plus any exercised renewal periods, whichever is shorter.  The useful life of property and equipment and the determination as to what constitutes a capitalized cost versus a repair and maintenance expense involves judgment by management, which may produce materially different amounts of depreciation expense than if different assumptions were used.

Impairment of Long-Lived Assets

We assess potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable.  Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends.  We regularly review restaurants that fall below a defined threshold of projected cash flows to carrying value in order to determine if impairment testing is warranted.

We have determined that our asset group for impairment testing is comprised of the assets and liabilities of each of our individual restaurants, as this is the lowest level of identifiable cash flows.  We have identified leasehold improvements as the primary asset because it is the most significant component of our restaurant assets, is the principal asset from which our restaurants derive their cash flow generating capacity and has the longest remaining useful life.  The recoverability is assessed in most cases by comparing the carrying value of the assets to the undiscounted cash flows expected to be generated by these assets.

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

During fiscal 2009, we recorded a $26.5 million impairment charge against the carrying value of four Grand Lux Cafe locations.  During fiscal 2008, we recorded a $3.0 million impairment charge against the carrying value of three The Cheesecake Factory locations.  We did not incur impairment charges during fiscal 2007.  If the current economic situation deepens in magnitude and/or we are unable to implement initiatives to appropriately scale our infrastructure in a timely manner, we may be required to record additional impairment charges in future periods.

Leases

We currently lease all of our restaurant locations.  We evaluate each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes.  All of our restaurant leases are classified as operating leases.

Minimum base rent for our operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the initial lease term the initial term of the respective lease plus any exercised renewal periods.  The initial rent term includes the build-out, or rent holiday period, for our leases, where no rent payments are typically due under the terms of the lease.  Contingent rent expense, which is based on a percentage of revenue, is also recorded to the extent it exceeds minimum base rent per the lease agreement.

We disburse cash for leasehold improvements and FF&E to build out and equip our leased premises.  We may also expend cash for structural additions that we make to leased premises that generally are reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in our leases.  Landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof. Depending on the specifics of the leased space and the lease agreement, amounts paid for structural components are recorded during the construction period as either prepaid rent or construction-in-progress and the landlord construction contributions are recorded as either an offset to prepaid rent or as a deemed landlord financing liability.

Upon completion of construction, we perform an analysis on the leases for which the structural cost was initially recorded to construction-in-progress to determine if they qualify for sale-leaseback treatment.  For those qualifying leases, the deemed landlord financing liability and the associated construction-in-progress are removed and the difference is reclassified to either prepaid or deferred rent and amortized over the lease term as an increase or decrease to rent expense.  If the lease does not qualify for sale-leaseback treatment, the deemed landlord financing liability is amortized over the lease term based on the rent payments designated in the lease agreement.

Self-Insurance Liability

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employment practices, employee health benefits and other insurable risks.  The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR”) as of the balance sheet date. Our estimated liabilities are not discounted and are based on information provided by our insurance brokers and insurers, combined with our judgment regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices.  We maintain stop-loss coverage with third party insurers to limit our individual claim exposure for many of our programs and for aggregate exposure on our employee health benefits program.  The estimated amounts receivable from our third-party insurers under this coverage are recorded in other receivables.  Significant judgment is required to estimate IBNR amounts as parties have yet to assert such claims.  If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

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

We account for uncertain tax positions under Financial Accounting Standards Board guidance, which prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized.  The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.  Assessment of uncertain tax positions requires significant judgments relating to the amounts, timing and likelihood of ultimate resolution.  Our actual results could differ materially from these estimates.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for a summary of new accounting standards.

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

While we have been able to partially offset inflation and other changes in the costs of key operating resources by gradually increasing prices for our menu items and bakery products, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future.  From time to time, competitive conditions could limit our menu pricing flexibility.  In addition, macroeconomic conditions could make additional menu price increases imprudent.  There can be no assurance that all future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our restaurant guests without any resulting changes in their visit frequencies or purchasing patterns.  Substantially all of the leases for our restaurants provide for contingent rent obligations based on a percentage of sales.  As a result, rent expense will absorb a proportionate share of any menu price increases in our restaurants.  There can be no assurance that we will continue to generate increases in comparable restaurant and bakery sales in amounts sufficient to offset inflationary or other cost pressures.

Seasonality and Quarterly Results

Our business is subject to seasonal fluctuations. Historically, our highest levels of revenues and net income for our established restaurants have occurred in the second and third quarters of the fiscal year.  Approximately two-thirds of our restaurants are located in or near shopping centers and malls that typically experience seasonal fluctuations in sales.  Patio seating represents approximately 20% of the total available productive seating for all restaurants open as of December 29, 2009 and can be subject to disruption from inclement weather.  Holidays, severe weather, hurricanes, thunderstorms and similar conditions may impact restaurant sales volumes seasonally in some of the markets where we operate.  Our bakery operations are seasonal to the extent that the fourth quarter’s sales are typically higher due to holiday business.  Additionally, bakery sales comparisons may fluctuate significantly from quarter to quarter due to the timing and size of orders from our larger bakery customers.  Quarterly results have been and will continue to be significantly impacted by the timing of new restaurant openings and their associated preopening costs.  As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains forward-looking statements.  Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

We are exposed to market risk from interest rate changes on funded debt.  This exposure relates to the component of the interest rate on our $300 million revolving credit facility (“Facility”) that is indexed to three-month LIBOR.  As of December 29, 2009, we had $100 million in debt outstanding under the Facility.  Since all of this debt was hedged, a hypothetical 1% interest rate increase would have no impact on income from operations.  At December 30, 2008, we had $275 million in debt outstanding under the

Facility.  Since the majority of this amount was hedged, a hypothetical 1% interest rate increase would have only decreased income from operations by $0.9 million.  See Notes 7 and 8 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt and derivative financial instruments, respectively.

We are also subject to market risk related to our investments in variable life insurance contracts used to support our ESP, to the extent these investments are not equivalent to the related liability.  In addition, because changes in these investments are not taxable, the full impact of gains or losses affects net income.  A hypothetical 10% decline in the market value of our deferred compensation assets and related liabilities held at December 29, 2009 would not impact income from operations.  However, net income would decline by $0.7 million.  Based on balances at December 30, 2008, a hypothetical 10% decline in the market value of our deferred compensation assets and related liabilities would have decreased income from operations by $0.4 million and net income by $0.9 million.

We purchase food and other commodities for use in our operations, based on market prices established with our suppliers.  Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control.  To manage this risk in part, we periodically enter into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements.  However, we are currently unable to contract for some of our commodities such as fish, produce and dairy items (except for cream cheese used in our bakery operations) for periods longer than 30 days.  Dairy costs can also fluctuate due to government regulation.  Substantially all of our food and supplies are available from several sources, which helps to diversify our overall commodity cost risk.  In addition, we may have the ability to increase menu prices, or vary menu items, in response to food commodity price increases.  Some of our commodity purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps.  We do not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required to be filed hereunder are set forth in Part IV, Item 15 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 29, 2009.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2009 based on the criteria in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 29, 2009.

The effectiveness of our internal control over financial reporting as of December 29, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 of this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter ended December 29, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a code of ethics which applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, who are the Company’s principal executive, financial and accounting officers, respectively, and the Company’s other executive officers and members of the Board of Directors, entitled “Code of Ethics for Executive Officers, Senior Financial Officers and Directors.  The Code of Ethics is available on our corporate website at www.thecheesecakefactory.com in the “Corporate Governance” section of our “Investors” page.   We intend to satisfy disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics by posting such information on our website, at the address and location specified above, or as otherwise required by the NASDAQ Global Market.

Information with respect to our executive officers is included in Part I, Item 1 of this report.  Other information required by this item is hereby incorporated by reference from the sections entitled “Election of Directors,” “Board of Directors and Corporate Governance,” “Audit Committee Financial Expert,” “Committees of the Board of Directors and Composition of Committees”,  and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 2, 2010 (the “Proxy Statement”).

ITEM 11.           EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the sections entitled “Board of Directors Compensation” and “Executive Compensation” in the Proxy Statement.

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

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference to the sections entitled “Policies Regarding Review, Approval or Ratification of Transactions with Related Parties” and “Board of Directors and Corporate Governance” in the Proxy Statement.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the section entitled “Independent Registered Public Accounting Firm Fees and Services” (in the proposal entitled “Ratification of Selection of Independent Registered Public Accounting Firm”) in the Proxy Statement.

PART IV

ITEM 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

(a)	1.	Financial statements:

		The consolidated financial statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 43 of this report.

	2.	Financial statement schedules:

		None.

	3.	Exhibits:

		The Exhibits required to be filed hereunder are listed in the exhibit index included herein at page 66.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Cheesecake Factory Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of The Cheesecake Factory Incorporated and its subsidiaries at December 29, 2009 and December 30, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Los Angeles, California

February 26, 2010

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 29, 2009	December 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$73,715	$80,365
Investments and marketable securities	—	996
Accounts receivable	11,352	12,537
Income tax receivable	1,875	12,713
Other receivables	27,475	32,821
Inventories	22,202	23,132
Prepaid expenses	27,871	24,654
Deferred income taxes	7,737	3,001

Total current assets	172,227	190,219

Property and equipment, net	788,402	860,489

Other assets:
Trademarks	4,338	4,177
Prepaid rent	54,243	58,323
Other	27,541	29,422

Total other assets	86,122	91,922

Total assets	$1,046,751	$1,142,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,948	$37,875
Other accrued expenses	166,513	147,958

Total current liabilities	200,461	185,833

Deferred income taxes	87,048	87,045
Deferred rent	64,209	57,286
Deemed landlord financing liability	51,802	54,887
Long-term debt	100,000	275,000
Other noncurrent liabilities	27,118	30,013
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 83,377,092 and 82,846,857 shares issued at December 29, 2009 and December 30, 2008, respectively	834	828
Additional paid-in capital	386,562	370,919
Retained earnings	639,544	596,711
Accumulated other comprehensive loss	(4,619)	(9,684)
Treasury stock 23,100,079 shares at cost at December 29, 2009 and December 30, 2008	(506,208)	(506,208)

Total stockholders’ equity	516,113	452,566

Total liabilities and stockholders’ equity	$1,046,751	$1,142,630

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year
	2009	2008	2007
Revenues	$1,602,020	$1,606,406	$1,511,577
Costs and expenses:
Cost of sales	394,409	416,801	380,996
Labor expenses	528,578	533,080	491,614
Other operating costs and expenses	402,877	397,498	353,547
General and administrative expenses	97,432	83,731	83,949
Depreciation and amortization expenses	75,184	73,290	64,202
Impairment of assets	26,541	2,952	—
Preopening costs	3,282	11,883	26,466
Total costs and expenses	1,528,303	1,519,235	1,400,774
Income from operations	73,717	87,171	110,803
Interest expense	(23,433)	(14,788)	(10,852)
Interest income	372	1,849	4,703
Other income/(expense), net	651	(977)	1,009
Income before income taxes	51,307	73,255	105,663
Income tax provision	8,474	20,962	31,699
Net income	$42,833	$52,293	$73,964

Net income per share:
Basic	$0.72	$0.82	$1.02
Diluted	$0.71	$0.82	$1.01

Weighted average shares outstanding:
Basic	59,362	63,822	72,475
Diluted	60,082	64,009	73,504

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, January 2, 2007	81,886	$819	$319,943	$471,798	$(553)	$(80,465)	$711,542
Cumulative effect of adopting the pronouncement related to uncertain tax positions	—	—	—	(1,344)	—	—	(1,344)
Balance, January 2, 2007, as adjusted	81,886	819	319,943	470,454	(553)	(80,465)	710,198
Comprehensive income:
Net income	—	—	—	73,964	—	—	73,964
Net unrealized gain on available-for-sale securities	—	—	—	—	504	—	504
Net unrealized loss on derivative financial instruments	—	—	—	—	(2,849)	—	(2,849)
Total comprehensive income							71,619
Issuance of common stock from stock options exercised	587	6	8,245	—	—	—	8,251
Tax impact of stock options exercised, net of cancellations	—	—	2,031	—	—	—	2,031
Stock-based compensation	—	—	19,853	—	—	—	19,853
Issuance of restricted stock, net of forfeitures	187	2	—	—	—	—	2
Purchase of treasury stock	—	—	4,256	—	—	(253,284)	(249,028)
Balance, January 1, 2008	82,660	827	354,328	544,418	(2,898)	(333,749)	562,926
Comprehensive income:
Net income	—	—	—	52,293	—	—	52,293
Net unrealized gain on available-for-sale securities	—	—	—	—	46	—	46
Net unrealized loss on derivative financial instruments	—	—	—	—	(6,832)	—	(6,832)
Total comprehensive income							45,507
Issuance of common stock from stock options exercised	267	2	2,667	—	—	—	2,669
Tax impact of stock options exercised, net of cancellations	—	—	(822)	—	—	—	(822)
Stock-based compensation	—	—	14,426	—	—	—	14,426
Issuance of restricted stock, net of forfeitures	(80)	(1)	—	—	—	—	(1)
Capital contributions, net of taxes	—	—	320	—	—	—	320
Purchase of treasury stock	—	—	—	—	—	(172,459)	(172,459)
Balance, December 30, 2008	82,847	828	370,919	596,711	(9,684)	(506,208)	452,566
Comprehensive income:
Net income	—	—	—	42,833	—	—	42,833
Net unrealized gain on available-for-sale securities	—	—	—	—	1	—	1
Net unrealized loss on derivative financial instruments	—	—	—	—	346	—	346
Loss reclassified into income due to cancellation of derivative financial instruments	—	—	—	—	4,718	—	4,718
Total comprehensive income							47,898
Issuance of common stock from stock options exercised	182	2	1,681	—	—	—	1,683
Tax impact of stock options exercised, net of cancellations	—	—	(1,117)	—	—	—	(1,117)
Stock-based compensation	—	—	15,079	—	—	—	15,079
Issuance of restricted stock, net of forfeitures	348	4	—	—	—	—	4
Balance, December 29, 2009	83,377	$834	$386,562	$639,544	$(4,619)	$(506,208)	$516,113

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2009	2008	2007

Cash flows from operating activities:
Net income	$42,833	$52,293	$73,964
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	75,184	73,290	64,202
Impairment of assets	26,541	2,952	—
Realized loss on derivative financial instruments	7,421	—	—
Deferred income taxes	(4,798)	22,179	(189)
Stock-based compensation	14,610	13,132	18,172
Tax impact of stock options exercised, net of cancellations	(1,117)	(822)	2,031
Excess tax benefit related to stock options exercised	(857)	(410)	(1,577)
Other	1,957	(145)	(15)
Changes in assets and liabilities:
Accounts receivable	1,185	(1,190)	292
Other receivables	5,346	28,224	(18,244)
Inventories	930	926	(3,283)
Prepaid expenses	(3,217)	3,225	(6,618)
Other assets	5,013	2,654	(22,936)
Accounts payable	(3,927)	(20,047)	12,354
Income taxes payable	7,865	(9,281)	1,152
Termination of derivative financial instruments	(7,421)	—	—
Other accrued expenses	29,587	2,205	40,796
Cash provided by operating activities	197,135	169,185	160,101

Cash flows from investing activities:
Additions to property and equipment	(37,243)	(84,907)	(211,025)
Investments in available-for-sale securities	—	—	(47,865)
Sales of available-for-sale securities	1,000	11,469	125,784
Cash used in investing activities	(36,243)	(73,438)	(133,106)

Cash flows from financing activities:
Deemed landlord financing proceeds	6,354	17,862	30,323
Deemed landlord financing payments	(1,436)	(1,247)	(1,041)
Proceeds from exercise of employee stock options	1,683	2,669	8,251
Excess tax benefit related to stock options exercised	857	410	1,577
(Repayment) /borrowings on credit facility	(175,000)	100,000	175,000
Purchase of treasury stock	—	(172,459)	(249,028)
Capital contribution	—	516	—
Cash used in financing activities	(167,542)	(52,249)	(34,918)

Net change in cash and cash equivalents	(6,650)	43,498	(7,923)
Cash and cash equivalents at beginning of period	80,365	36,867	44,790
Cash and cash equivalents at end of period	$73,715	$80,365	$36,867

Supplemental disclosures:
Interest paid	$24,486	$14,864	$8,438
Income taxes paid	$18,576	$8,612	$28,649

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies:

Description of Business

The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we,” “us” and “our”) operates 161 upscale, casual, full-service dining restaurants under The Cheesecake Factory®, Grand Lux Cafe® and RockSugar Pan Asian Kitchen® marks.   Additionally, we operate two bakery production facilities that produce baked desserts and other products for our restaurants and for other foodservice operators, retailers and distributors.  We also license two bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.  We closed our self-service, limited menu “express” foodservice operation under The Cheesecake Factory Express® mark upon expiration of our license agreement during fiscal 2008.  All of our Company-operated and licensed restaurants and our bakery production facilities are located within the United States of America.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and its wholly owned subsidiaries.  All intercompany accounts and transactions for the periods presented have been eliminated in consolidation.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31st for financial reporting purposes.  Fiscal years 2009, 2008 and 2007 each consisted of 52 weeks.

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

Cash and Cash Equivalents

At December 29, 2009, we had $25.2 million of cash invested in a tax-exempt money market fund.  This asset qualifies as a cash equivalent since we have a call option that allows us to redeem daily for cash.  Amounts receivable from credit card processors, totaling $7.8 million and $7.3 million at December 29, 2009 and December 30, 2008, respectively, are considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.  Checks issued, but not yet presented for payment to our bank are reflected as a reduction of cash and cash equivalents.

Investments and Marketable Securities

Our investment policy restricts the investment of our excess cash balances to instruments with minimal volatility, such as U.S. Treasury and Federal agency obligations, investment grade corporate debt securities, and money market mutual funds.  We generally classify all of our investments and marketable securities as available-for-sale securities, even though our current liquidity position and requirements provide us with the ability to hold a substantial amount of such securities to maturity.  Debt securities classified as available-for-sale securities are reported at their fair value, with unrealized gains and losses excluded from net income and reported as a separate component of stockholders’ equity (net of the related tax effect) until realized.  Fair value is determined by the most recently traded price of each security at the balance sheet date, plus any accrued interest.  Realized gains or losses are determined on the specific identification cost method.  At December 30, 2008, all of our investments and marketable securities were classified in the available-for-sale category.  We had no investments and marketable securities as of December 29, 2009.

Accounts and Other Receivables

Our accounts receivable principally result from credit sales to bakery customers.  Other receivables consist of various amounts due from landlords, insurance providers, our gift card reseller and others in the ordinary course of business.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are cash and cash equivalents, investments and marketable securities, and receivables.  We currently maintain a majority of our day-to-day operating cash balances with one major financial institution; cash balances may be in excess of FDIC insurance limits.  At December 29, 2009, we had $25.2 million of cash invested in a tax-exempt money market fund.  The fund purchases only first-tier securities, and we have not experienced any losses in these accounts.  Therefore, we believe we are not exposed to significant risk on these investments.  We place our temporary excess cash with a major financial institution that, in turn, invests in instruments with minimal volatility, such as U.S. Treasury and Federal agency obligations, investment grade corporate debt securities, and money market mutual funds.  Our investment policy limits the amount of exposure to any one institution or investment.

We consider the concentration of credit risk for accounts receivable to be minimal due to the payment histories and general financial condition of our larger outside bakery customers.  Concentration of credit risk related to other receivables is limited as this balance is comprised primarily of amounts due from our landlords for the reimbursement of tenant improvements, as well as from our third-party insurers and gift card reseller.

Fair Value of Financial Instruments

For cash and cash equivalents, the carrying amount approximates fair value because of the short maturity of these instruments.  The fair value of our investment and marketable securities equals the quoted market price.  The fair value of our long-term debt and deemed landlord financing liabilities are determined using current applicable rates for similar instruments as of the balance sheet date.  We amended our credit agreement in January 2009, bringing our interest rate to current applicable market rates at that time.  In December 2009, we performed a review of market conditions and the borrowing rates currently available to us for facilities with similar terms and maturities.  Based on this analysis, we believe the carrying value of our long-term debt approximates fair value.  The fair value of our deemed landlord financing liabilities is $52.4 million versus a carrying value of $53.3 million.

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis and consist of restaurant food and other supplies, bakery raw materials, and bakery finished goods.

Property and Equipment

We record all property and equipment at cost less accumulated depreciation.  Improvements are capitalized while repairs and maintenance costs are expensed as incurred.  Depreciation and amortization are calculated using the straight-line method over the estimated useful life of the assets or the initial term of the respective lease plus any exercised renewal periods, whichever is shorter.  Leasehold improvements include the cost of our internal development and construction department.  Depreciation and amortization periods are as follows:

Buildings and land improvements	25 to 30 years
Leasehold improvements	15 to 20 years
Restaurant fixtures and equipment	10 years
Bakery equipment	15 years
Computer software and equipment	3 to 5 years

Impairment of Long-Lived Assets

We assess potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable.  Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends.  We regularly review restaurants that fall below a defined threshold of projected cash flows to carrying value in order to determine if impairment testing is warranted.

We have determined that our asset group for impairment testing is comprised of the assets and liabilities of each of our individual restaurants, as this is the lowest level of identifiable cash flows.  We have identified leasehold improvements as the primary asset because it is the most significant component of our restaurant assets, it is the principal asset from which our restaurants derive their cash flow generating capacity and has the longest remaining useful life.  The recoverability is assessed in most cases by comparing the carrying value of the assets to the undiscounted cash flows expected to be generated by these assets.  Impairment losses are measured as the amount by which the carrying values of the assets exceed their fair values.

During fiscal 2009, we recorded a $26.5 million impairment charge against the carrying value of four Grand Lux Cafe locations. During fiscal 2008, we recorded a $3.0 million impairment charge against the carrying value of three The Cheesecake Factory locations. We did not incur impairment charges during fiscal 2007.

Self-Insurance Liability

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employment practices, employee health benefits and other insurable risks.  The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR”) as of the balance sheet date.  Our estimated liabilities are not discounted and are based on information provided by our insurance brokers and insurers, combined with our judgment regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices.  We maintain stop-loss coverage with third party insurers to limit our individual claim exposure for many of our programs and for aggregate exposure on our employee health benefits program.  The estimated amounts receivable from our third-party insurers under this coverage are recorded in other receivables.  Significant judgment is required to estimate IBNR amounts as parties have yet to assert such claims.  If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

Derivative Financial Instruments

Our derivative financial instruments consist of zero-cost interest rate collars to hedge interest rate variability on our revolving credit facility.  We formally document the relationship between the hedging instruments and the hedged items, as well as our risk management objective and strategy for undertaking hedge transactions.  These interest rate collars qualify for hedge accounting as cash flow hedges.  Accordingly, we recognize these derivatives at fair value as either assets or liabilities on the consolidated balance sheets.  All changes in fair value are recorded in accumulated other comprehensive income and subsequently reclassified into earnings when the related interest expense on the underlying borrowing is recognized.  We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes.

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

Certain of our promotional programs are multiple element arrangements that include both delivered and undelivered components.  We allocate revenue to each undelivered element based on vendor-specific objective evidence of fair value, which is the price charged when that element is sold separately.  These revenues are deferred and subsequently recognized when these elements are delivered.  Any residual revenue is allocated to the delivered component and recognized at the time of the original transaction.

Leases

We currently lease all of our restaurant locations.  We evaluate each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes.  All of our restaurant leases are classified as operating leases.

Minimum base rent for our operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the initial term of the respective lease plus any exercised renewal periods.  The initial rent term includes the build-out, or rent holiday period, for our leases, where no rent payments are typically due under the terms of the lease. Contingent rent expense, which is based on a percentage of revenue, is also recorded to the extent it exceeds minimum base rent per the lease agreement.

We disburse cash for leasehold improvements and FF&E to build out and equip our leased premises.  We may also expend cash for structural additions that we make to leased premises that generally are reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in our leases.  Landlord construction contributions usually take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us, or a combination thereof.  Depending on the specifics of the leased space and the lease agreement, amounts paid for structural components are recorded during the construction period as either prepaid rent or construction-in-progress and the landlord construction contributions are recorded as either an offset to prepaid rent or as a deemed landlord financing liability.

Upon completion of construction, we perform an analysis on the leases for which the structural cost was initially recorded to construction-in-progress to determine if they qualify for sale-leaseback treatment.  For those qualifying leases, the deemed landlord financing liability and the associated construction-in-progress are removed and the difference is reclassified to either prepaid or deferred rent and amortized over the lease term as an increase or decrease to rent expense.  If the lease does not qualify for sale-leaseback treatment, the deemed landlord financing liability is amortized over the lease term based on the rent payments designated in the lease agreement.

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

Advertising Costs

We expense advertising production costs at the time the advertising first takes place; all other advertising costs are expensed as incurred.  The majority of our advertising costs are included in other operating costs and expenses and were $7.7 million, $1.4 million and $0.9 million in fiscal 2009, 2008 and 2007, respectively.

Preopening Costs

Preopening costs include all costs to relocate and compensate restaurant management employees during the preopening period; costs to recruit and train hourly restaurant employees; wages, travel and lodging costs for our opening training team and other support employees; and straight-line minimum base rent during the build-out and in-restaurant training periods.  Also included in preopening costs are expenses for maintaining a roster of trained managers for pending openings; the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs; and corporate travel and support activities.  We expense preopening costs as incurred.

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

We account for uncertain tax positions under Financial Accounting Standards Board guidance, which prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized.  The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.  See Note 14 for information regarding changes in our unrecognized tax benefits during fiscal 2009.

Net Income per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  At December 29, 2009, December 30, 2008 and January 1, 2008, 0.6 million, 0.4 million and 0.5 million shares, respectively, of restricted stock issued to employees were unvested, and therefore excluded from the calculation of basic earnings per share for each of the fiscal years ended on those dates.  Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted shares, calculated using the treasury stock method.  Assumed proceeds from the in-the-money options include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by FASB Accounting Standards Codification 718, “Compensation — Stock Option Compensation.”

	Fiscal Year
	2009	2008	2007
	(In thousands, except per share data)

Net income	$42,833	$52,293	$73,964

Basic weighted average shares outstanding	59,362	63,822	72,475
Dilutive effect of stock options and restricted shares	720	187	1,029

Diluted weighted average shares outstanding	60,082	64,009	73,504

Basic net income per share	$0.72	$0.82	$1.02

Diluted net income per share	$0.71	$0.82	$1.01

Shares of common stock equivalents of 9.3 million, 9.2 million and 5.9 million for fiscal 2009, 2008 and 2007, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

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

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that delayed the effective date of guidance related to the fair value measurement of nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The adoption of the deferred provisions in the first quarter of fiscal 2009 did not impact our consolidated financial statements.  See Note 9 of this report for further discussion of fair value measurement.

In the first quarter of fiscal 2009, we adopted new accounting guidance on disclosures about derivative and hedging activities.  The new guidance impacts disclosures only and requires additional qualitative and quantitative information on the use of derivatives and their impact on an entity’s financial position, results of operations and cash flows.  See Note 8 of this report for additional information regarding our derivative financial instruments.

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

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued.  This guidance requires disclosure of the date through which a company has evaluated subsequent events and the basis for that date, which for public entities is the date the financial statements are issued.  This guidance does not apply to subsequent events that are within the scope of other GAAP and does not result in significant changes in the subsequent events reported by us.  We performed a review for subsequent events through February 26, 2010.  No recognized or non-recognized subsequent events were noted.

In October 2009, the FASB issued guidance on revenue arrangements with multiple deliverables effective for us in fiscal 2011, although early adoption is permitted.  The guidance revises the criteria for measuring and allocating consideration to each component of a multiple element arrangement.  The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the company does not have either a history of selling the deliverable on a stand alone basis or third-party evidence of selling price.  For our company, this guidance will only impact the pattern of revenue recognition for our marketing programs that include multiple elements.  As the timing and content of future promotions is not determinable at this time, we are unable to estimate the impact of this guidance on our financial statements.

2.     Investments and Marketable Securities:

We generally invest our excess cash balances in U.S. Treasury and Agency securities, investment grade corporate debt securities rated “A” or better and money market mutual funds.

Investments and marketable securities consisted solely of available-for-sale securities (in thousands):

Corporate Debt Securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Maturity

December 29, 2009	$—	$—	$—	$—	—

December 30, 2008	$999	$—	$(3)	$996	February 2009

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

Gross unrealized holding losses of $3,000 for less than 12 months as of December 30, 2008 pertain to one income security.  There were no significant realized losses recorded for other than temporary impairments during either fiscal 2009 or 2008.

3.     Other Receivables:

Other receivables consisted of (in thousands):

	December 29, 2009	December 30, 2008

Receivable from gift card reseller	$13,252	$12,018
Landlord construction allowances	3,281	7,934
Receivable from insurers	4,304	6,062
Other	6,638	6,807
Total	$27,475	$32,821

4.     Inventories:

Inventories consisted of (in thousands):

	December 29, 2009	December 30, 2008

Restaurant food and supplies	$12,619	$12,091
Bakery finished goods	5,530	7,423
Bakery raw materials and supplies	4,053	3,618
Total	$22,202	$23,132

5.     Property and Equipment:

Property and equipment consisted of (in thousands):

	December 29, 2009	December 30, 2008

Land and related improvements	$13,410	$13,410
Buildings	17,692	17,692
Leasehold improvements	811,125	819,115
Fixtures and equipment	281,672	281,355
Computer software and equipment	44,004	45,814
Restaurant smallware	23,447	23,156
Construction in progress	18,612	22,370

Property and equipment, total	1,209,962	1,222,912
Less: accumulated depreciation and amortization	(421,560)	(362,423)
Property and equipment, net	$788,402	$860,489

Repair and maintenance expenses for fiscal 2009, 2008 and 2007 were $31.9 million, $30.1 million and $23.7 million, respectively.

6.     Other Accrued Expenses:

Other accrued expenses consisted of (in thousands):

	December 29, 2009	December 30, 2008
Gift cards	$62,601	$58,501
Insurance	30,916	26,840
Salaries and wages	25,500	17,452
Employee benefits	11,669	11,047
Payroll and sales taxes	10,919	10,120
Rent and related expenses	6,764	7,036
Other	18,144	16,962
Total	$166,513	$147,958

7.     Long-Term Debt:

Long-term debt consisted of (in thousands):

	December 29, 2009	December 30, 2008

Credit facility	$100,000	$275,000

In April 2007, we entered into a five-year revolving credit facility (“Facility”) with a maximum available borrowing commitment of $200 million.  In March 2008, we amended the Facility to increase the maximum available borrowing commitment to $300 million.  In January 2009, we entered into a second amendment, which reset our financial covenants and pricing, and also limited cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a liquidity threshold.  Borrowings under the amended Facility bear interest at a floating rate based on the London Interbank Offering Rate (LIBOR) plus a spread ranging from 2.50% to 2.75%, depending on our ratio of debt to trailing 12-month earnings before interest, taxes, depreciation, amortization and noncash stock option expense (“EBITDA”), as defined in the agreement.  In addition, we pay a commitment fee ranging from 0.40% to 0.45%, also depending on our ratio of debt to EBITDA, calculated on the average unused portion of the Facility.  The amended Facility restricts unsecured borrowings to $15 million and includes a pledge of our outstanding equity interests in The Cheesecake Factory Bakery Incorporated and The Cheesecake Factory Assets Co. LLC, which had carrying values of $93.1 million and $65.3 million, respectively, at December 29, 2009.

We are obligated to maintain certain financial covenants, which include a maximum debt to EBITDA ratio of 1.75 as of the fiscal quarter ending March 31, 2009 or 1.50 as of the end of any fiscal quarter thereafter, as well as a minimum EBITDAR (EBITDA plus rental expense), as defined in the Facility, to interest and rental expense ratio of 1.90 as of any of the fiscal quarters ending

March 31, 2009 through September 28, 2010 or 2.00 as of the end of any fiscal quarter thereafter.  At December 29, 2009, our EBITDA and EBITDAR ratios were 0.52 and 2.29, respectively.  Therefore, we were in compliance with the financial covenants in effect under the Facility at that date.

Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of December 29, 2009, we had net availability for borrowings of $184 million, based on outstanding debt of $100 million and $16 million in standby letters of credit.  During fiscal 2009, we repaid $175 million of the outstanding balance on the Facility, bringing our current outstanding balance to $100 million.  Since we have the contractual ability to maintain the outstanding balance on our Facility, the debt is classified as long-term on our consolidated balance sheets.

8.              Derivative Financial Instruments

At December 30, 2008, we held three zero-cost interest rate collars that hedged interest rate variability on $250 million of the outstanding balance on our Facility.  During fiscal 2009, we paid down $175 million of the outstanding balance on our Facility and correspondingly unwound two of our derivatives, representing $150 million of hedged interest rate variability, at a cost of $7.4 million.  Our remaining instrument consists of a combination of a purchased cap option with a three-month LIBOR cap rate of 5.35% and a sold floor option with a three-month LIBOR floor rate of 4.69%, and has a maturity date of April 3, 2012.  See Note 7 for further discussion of our credit facility.

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

The fair values and balance sheet locations of our derivatives are as follows (in thousands):

	Liability Derivatives
	December 29, 2009		December 30, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other accrued expenses	$4,299	Other accrued expenses	$3,702
Interest rate contracts	Other noncurrent liabilities	3,945	Other noncurrent liabilities	11,686
Total		$8,244		$15,388

We had no derivative financial instruments in asset positions as of December 29, 2009 or December 30, 2008.  See Note 9 for discussion of the methods used to determine fair value of our derivative financial instruments.

The effect of derivative instruments on our consolidated statements of operations is as follows (in thousands):

	Gain/(Loss) Recognized in AOCI on Derivatives		Location of Gain/(Loss)	Loss Reclassified from AOCI into Income (1)
	Fiscal Year		Reclassified from AOCI	Fiscal Year
	2009	2008	into Income	2009	2008
Interest rate contracts	$346	$(6,832)	Interest expense	$(12,494)	$(1,266)

(1)          Loss reclassified from AOCI into income during fiscal 2009 included $7.4 million of expense to unwind $150 million of our interest rate collars.

We expect to reclassify approximately $4.3 million of the AOCI balance at December 29, 2009 against earnings during the next 12 months as the related hedged interest expense is recognized.

9.     Fair Value Measurement

We utilize the following fair value hierarchy that prioritizes the inputs used to measure fair value:

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

Level 3:

Pricing inputs include significant inputs that are generally less observable from objective sources.  These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.   At each balance sheet date, we perform an analysis of all instruments subject to fair value measurement and include in Level 3 all of those whose fair value is based on significant unobservable inputs.

The following table presents our financial assets and liabilities that were accounted for at fair value as of December 29, 2009 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs

Assets:
Cash invested in money market fund	$25,197	$—	$—

Liabilities:
Derivative financial instruments	$—	$8,244	$—

For assets that are measured using quoted prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs.  At December 29, 2009, we had $25.2 million of cash invested in a tax-exempt money market fund.  The fund purchases only first-tier securities, and we have not experienced any losses in these accounts.  Therefore, we believe we are not exposed to significant risk on these investments.

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

10.     Commitments and Contingencies

We lease all of our restaurant locations under operating leases, with remaining terms ranging from 1 year to 20 years.  The restaurant leases typically include land and building shells, require contingent rent above the minimum base rent payments based on a percentage of sales ranging from 3% to 10%, and require various expenses incidental to the use of the property.  A majority of our leases provide for ongoing co-tenancy requirements which would further lower rental rates, and/or permit lease terminations should required co-tenants cease to operate for specified periods of time.  Most leases have renewal options, which we have always exercised in the past.  Many of our leases provide early termination rights permitting us to terminate the lease prior to expiration if we do not achieve specified sales levels in certain years commencing after the fifth lease year.  We also lease automobiles and certain equipment under operating lease agreements.

As of December 29, 2009, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows (in thousands):

2010	$59,308
2011	61,022
2012	62,807
2013	63,527
2014	63,940
Thereafter	658,030
Total	$968,634

Rent expense on all operating leases was as follows (in thousands):

	Fiscal Year
	2009	2008	2007
Straight-lined minimum base rent	$62,979	$61,587	$50,274
Contingent rent	17,567	18,935	21,294
Other charges	25,780	24,337	20,473
Total	$106,326	$104,859	$92,041

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

After failing in efforts to reach a conciliated settlement, on June 30, 2008, the EEOC for the Phoenix District Office filed a complaint with the United States District Court for the District of Arizona stylized as Equal Employment Opportunity Commission vs. The Cheesecake Factory, Inc.  The complaint (No. CV08-1207-PHX-NVW) alleges that since November 2004, we engaged in unlawful employment practices by permitting a class of male employees, including three named former employees, to be sexually harassed by male co-workers creating a hostile work environment in violation of Title VII.  The complaint also alleges, among other claims, that we knew or should of known of the alleged sexual harassment and failed to act reasonably to prevent or correct such alleged sexual harassment.  The complaint seeks injunctive relief and monetary compensation, including for emotional pain and suffering, among other damages.  We filed our answer to the complaint on December 24, 2008. The parties thereafter engaged in settlement discussions which resulted in settlement of all matters raised in such cases as provided in a consent decree approved by the United States District Court for the District of Arizona on November 6, 2009. Pursuant to the terms of the settlement, we paid the claimants an aggregate total of $345,000 and agreed to provide additional training for hourly staff and managers for a period of two years. We did not admit to liability in this matter and settled in order to avoid future costs of litigation and risks at trial.

The Internal Revenue Service (“IRS”) audited our tax returns for fiscal years 2003 through 2006 with respect to the deductibility, under the provisions of Internal Revenue Code Section 162(m), of certain compensation in excess of $1 million per year paid to three current executive officers and one former executive officer resulting from their respective exercises of stock options later determined to be misdated.  On May 1, 2008, the IRS issued a Notice of Proposed Adjustment to us disallowing the deduction of approximately $5.1 million of compensation expense with respect to the exercise of stock options by such executive officers.  We believe that such stock option compensation qualifies as performance-based compensation that is not subject to the limitations on deductibility under Internal Revenue Code Section 162(m).  We received a Statutory Notice of Deficiency from the IRS for fiscal 2005 only and have petitioned for redetermination of this notice with the United States Tax Court.  With respect to all other tax years, we intend to continue discussions with the IRS in an effort to reach a favorable resolution and, if such resolution is not reached, to pursue all available administrative and legal remedies.  While we believe that such stock option compensation qualified as performance-based compensation that is not subject to the limitations on deductibility, we have reserved $2.4 million for estimated taxes and interest due through December 29, 2009.  This reserve does not include penalties.

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

On January 20, 2009, one former hourly restaurant employee in the State of California filed a lawsuit in the San Diego County Superior Court (Giradin v. The Cheesecake Factory, Inc.; Case No. 37-2009-00081696-CU-OE-CTL) against us alleging violations of California’s wage and hour laws with respect to alleged failure to pay proper wages, failure to furnish accurate wage statements and violations of the California reporting time laws, among others claims.  This lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the respective plaintiff and other purported class members.  The plaintiff also seeks attorneys’ fees.  On January 8, 2010, the Plaintiff filed a First Amended Complaint naming a new class representative and asserting additional claims under the California Labor Code Private Attorneys General Act of 2004.  We intend to vigorously defend this action.  Based on the current status of this matter, we have not reserved for any potential future payments.

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

On January 9, 2007, two former hourly restaurant employees in the State of California filed a lawsuit in the Los Angeles County Superior Court against us alleging violations of California’s wage and hour laws with respect to alleged failure to pay proper wages, improper payroll deductions, and violations of the California meal and break period laws, among others claims (Guardado v. The Cheesecake Factory Restaurants, Inc. et al; Case No. BC360426).  This case was previously stayed by the parties through December 2008, pending the California Supreme Court’s decision to review Brinker Restaurant Corp. v. Superior Court of San Diego County (No. S166350, 2008). Subsequently, the parties entered into mediation proceedings that, to date, have not been successful. On February 23, 2009, an additional lawsuit with similar allegations was filed by another hourly restaurant employee in Santa Clara County Superior Court (Benitez v. The Cheesecake Factory Restaurants, Inc., et al; Case No. 109CV135687).  In April, 2009, we gave notice to the respective courts in Case No. 109CV135687 and Case No. BC360426 that such cases may be related matters.  The parties have resumed discovery and will continue settlement discussions as part of ongoing mediation efforts in Case No. BC360426, and are engaged in ongoing settlement discussions in Case No. 109CV135687.  These lawsuits seek unspecified amounts of penalties and other monetary payments on behalf of the respective plaintiffs and other purported class members.  The respective plaintiffs also seek attorneys’ fees for themselves.  We intend to vigorously defend these actions.  Based on the current status of these matters, we have not reserved for any potential future payments.

On August 29, 2006, five present and former hourly restaurant employees in the States of Tennessee, Texas and Arizona filed a lawsuit in the U.S. District Court for the Middle District of Tennessee against us alleging violations of the Fair Labor Standards Act with respect to alleged minimum wage violations, improper payroll deductions and requiring work “off the clock,” among other claims (Smith v. The Cheesecake Factory Restaurants, Inc. et al; Case No. 3 06 0829).  The lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. The plaintiffs also seek attorneys’ fees for themselves.  On February 4, 2010, the Court granted the Company’s motion to compel arbitration and issued an order dismissing all individual defendants in the case. We intend to vigorously defend this action.  Based on the current status of this matter, we have not reserved for any potential future payments.

On November 18, 2009, one former hourly restaurant employee in the State of Illinois filed a lawsuit in the U.S. District Court for the Northern District of Illinois (Morales v. The Cheesecake Factory, Inc.; Case No. 09 CV 7005) against us alleging violations of the Fair Labor Standards Act and Illinois Minimum Wage Law for alleged failure to pay overtime, and minimum wage among other claims.  This lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the respective plaintiff and other purported class members.  The plaintiff also seeks attorneys’ fees.  The Company filed its answer on January 15, 2010.  We intend to vigorously defend this action.  Based on the current status of this matter, we have not reserved for any potential future payments.

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

We have employment agreements with certain of our executive officers that provide for payments to those officers in the event of an actual or constructive termination of their employment, including following a change in control of the Company or otherwise without cause or in the event of death or disability, as defined in those agreements.  Aggregate payments totaling approximately $3.1 million would have been required by those agreements had all such officers terminated their employment for reasons requiring such payments as of December 29, 2009.  In addition, the employment agreement with our Chief Executive Officer, which is in effect through May 7, 2012, specifies an annual founder’s retirement benefit of $650,000 for ten years after termination of his full time employment.  During fiscal 2009, we incurred compensation expense of $2.9 million for this retirement benefit.

11.  Stockholders’ Equity:

Our Board of Directors increased the authorization to repurchase shares of our common stock by 10 million shares during fiscal 2008 and by 15 million shares in fiscal 2007, for a total authorization of 31 million shares.  No increases were authorized during fiscal 2009.  Under this authorization, we cumulatively repurchased a total of 23.1 million shares for a total cost of $506.2 million through December 29, 2009.  The authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.

In August 2008, we entered into a prearranged stock repurchase plan intended to qualify for the safe harbor under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“10b5-1 Plan”).  In October 2008, we suspended our share repurchase program in order to maintain maximum flexibility in our capital decisions in light of the unprecedented crisis in the global financial markets and the indeterminate future impact it could have on the overall economy and on our business.  Concurrently with the effective date of such suspension, we terminated our 10b5-1 Plan.  On February 25, 2010, our Board of Directors reinstated our stock repurchase program and approved the adoption of a new 10b5-1 Plan, which will become effective on March 27, 2010.  In addition, we may also make purchases in the open market in compliance with Rule 10b-18 under the Securities Exchange Act of 1934.

The timing and number of shares repurchased pursuant to the share repurchase authorization are subject to a number of factors, including current market conditions, legal constraints, financial covenants under our credit facility, and available cash or other sources of funding.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us.  We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, a review of our capital structure and cost of capital, and our share price.

During fiscal 2008 and 2007, we repurchased 9.6 million and 9.9 million shares of our common stock at a cost of $172.5 million and $253.3 million, respectively.  We did not repurchase any shares during fiscal 2009.  Of the shares purchased in fiscal 2007, 7.7 million were acquired through an accelerated share repurchase program (“ASR”).  We recorded the market value of the ASR shares at each settlement date in treasury stock, with the difference between the total cash outlay of $200.0 million and the market value of $204.3 million recorded to additional paid-in capital.  Repurchased common stock is reflected as a reduction of stockholders’ equity.

12.  Stock-Based Compensation

We maintain performance incentive plans under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, deferred shares, performance shares and performance units may be granted to employees and consultants.  Our current practice is to issue new shares, rather than treasury shares, upon stock option exercises and for restricted share grants.  Our current performance incentive plan permits the issuance of up to 3.8 million shares of our common stock, of which 1.9 million are currently available for grant.  To date, we have only granted non-qualified stock options and restricted shares of common stock under these plans.  Stock options generally vest at 20% per year or, in the case of restaurant management, cliff vest in five years and expire eight to ten years from the date of grant.  Certain stock options require that either the grantee or the Company satisfy specified performance criteria prior to exercisability of vested stock options.  Restricted shares vest 100% not prior to three years from the date of grant, and require that the staff member remains employed in good standing with the Company as of the vesting date.  Certain executive officer stock options and restricted stock may vest earlier in the event of a change of control, as defined in the plan.

Non-employee directors have received only non-qualified stock options under a non-employee director equity plan, which expired in May 2007.  Currently, we do not have a plan under which non-employee directors may be granted stock options or other equity interests in the Company.

The following table presents information related to stock-based compensation (in thousands):

	Fiscal Year
	2009	2008	2007

Stock-based compensation expense	$14,610	$13,134	$18,171

Income tax benefit	5,537	3,901	5,451

Capitalized stock-based compensation (1)	473	1,292	1,684

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

Stock Options

The weighted average fair value at the grant date for options issued during fiscal 2009, 2008 and 2007 was $5.29, $6.78 and $9.13 per option, respectively.  The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for fiscal 2008, 2007 and 2006, respectively: (a) no dividend yield on our stock, (b) expected stock price volatility of 55.5%, 39.9% and 31.3%, (c) a risk-free interest rate of 2.0%, 3.0% and 4.5%, and (d) an expected option term of 5.4 years, 5.3 years and 5.0 years.  The fair value of options is then amortized on a straight-line basis over the requisite service period.

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

Stock option activity during fiscal 2009 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at start of year	9,428	$24.58
Granted	1,817	$10.45
Exercised	(182)	$9.25
Cancelled	(809)	$23.97
Outstanding at end of year	10,254	$22.40	5.9	$32,450

Exercisable at end of year	4,549	$25.45	4.1	$3,801

The total intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price at fiscal year end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on the fiscal year end date.  This amount fluctuates based on the fair market value of our stock.  Total intrinsic value of options exercised during fiscal years 2009, 2008 and 2007 was $1.5 million, $2.1 million and $7.6 million, respectively.  As of December 29, 2009, total unrecognized stock-based compensation expense related to nonvested stock options was $20.5 million, which we expect to recognize over a weighted average period of approximately 3.0 years.

Restricted Shares

Restricted share activity during fiscal 2009 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding at start of year	446	$26.13
Granted	369	$10.29
Vested	(171)	26.03
Forfeited	(21)	$22.18
Outstanding at end of year	623	$16.32

Fair value of our restricted shares is based on our closing stock price on the date of grant.  The weighted average fair value at the grant date for restricted shares issued during fiscal 2009, 2008 and 2007 was $10.29, $17.28 and $25.55 per option, respectively.  As of December 29, 2009, total unrecognized stock-based compensation expense related to nonvested restricted shares was $4.0 million, which is expected to be recognized over a weighted average period of approximately 2.8 years.  The fair value of shares that vested during fiscal 2009 totaled $3.1 million.  No restricted shares vested in either fiscal 2008 or fiscal 2007.

13.  Employee Benefit Plans:

We have a defined contribution benefit plan in accordance with section 401(k) of the Internal Revenue Code (“401(k) Plan”) that is open to staff members from our three restaurant concepts, as well as our bakery production facilities and corporate office, who meet certain compensation and eligibility requirements.  The 401(k) Plan allows participating staff members to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options.  Our executive officers and other highly compensated staff members are not eligible to participate in the 401(k) Plan.  We have historically matched in cash a certain percentage of the employee contributions to the 401(k) Plans; however, we suspended this benefit in May 2009.  We pay for the 401(k) Plan administrative expenses.  Neither the cost of matching contributions nor administrative expenses were significant amounts during fiscal 2009, 2008 and 2007.

We have also established The Cheesecake Factory Incorporated Executive Savings Plan (“ESP”).  The ESP is a non-qualified deferred compensation plan for our executive officers and other highly compensated staff members as defined in the ESP and who are otherwise ineligible for participation in our 401(k) Plans.  The ESP allows participating staff members to defer the receipt of a portion of their base compensation and up to 100% of their eligible bonuses.  Non-employee directors may also participate in the ESP and defer the receipt of their earned director fees.  We have historically matched in cash a certain percentage of the base compensation and bonus deferred by participating staff members; however we suspended this benefit in May 2009. We pay for the ESP administrative expenses.  Neither the cost of matching contributions nor administrative expenses were significant amounts during fiscal 2009, 2008 and 2007.  Employee deferrals and any matching funds are deposited into a rabbi trust, and are generally invested in individual variable life insurance contracts owned by us that are specifically designed to informally fund savings plans of this nature.  Our consolidated balance sheets reflect our investment in variable life insurance contracts in other assets.  Our obligation to participating staff members is reflected in other noncurrent liabilities.  All income and expenses related to the rabbi trust are reflected in our consolidated statements of operations.

We maintain a self-insured medical and dental benefit plan for our staff members.  We have purchased individual stop-loss coverage in order to limit our exposure to any significant medical claims.  Medical benefit plan expenses are accrued based on our estimate of the aggregate liability for uninsured claims incurred using actuarial methods commonly followed in the insurance industry and our historical experience.  The accrued liability for our self-insured medical benefit plan, which is included in other accrued expenses, as of December 29, 2009 and December 30, 2008, was $5.1 million and $3.6 million, respectively.

14.     Income Taxes:

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year
	2009	2008	2007

Income before income taxes	$51,307	$73,255	$105,663
Income tax provision:
Current:
Federal	$9,927	$(2,822)	$26,943
State	3,345	1,605	4,945
Total current	13,272	(1,217)	31,888
Deferred:
Federal	(4,318)	20,397	(1,205)
State	(480)	1,782	1,016
Total deferred	(4,798)	22,179	(189)
Total provision	$8,474	$20,962	$31,699

The following is a reconciliation between the U.S. federal statutory rate and the effective tax rate:

	Fiscal Year
	2009	2008	2007

Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and district income taxes, net of federal income tax benefit	3.7	3.4	3.0
Tax credits and incentives	(17.0)	(11.6)	(6.5)
Executive compensation	—	3.1	—
Change in uncertain tax positions	(0.2)	(2.4)	0.9
Manufacturing deductions	(2.6)	(1.5)	(1.6)
Deferred compensation	(2.0)	3.5	(0.4)
Other	(0.4)	(0.9)	(0.4)
Effective tax rate	16.5%	28.6%	30.0%

Following are the temporary differences that created our deferred tax assets and liabilities (in thousands):

	December 29, 2009	December 30, 2008
Current deferred tax assets/(liabilities):
Employee benefits	$6,212	$4,688
Insurance	11,527	9,375
Inventory	(8,469)	(8,379)
Prepaid expenses	(6,861)	(6,010)
Accrued bonuses	3,085	—
Derivative asset	1,292	1,450
Tax credit carryforwards	—	609
Other, net	951	1,268
Total	$7,737	$3,001

Noncurrent deferred tax assets/(liabilities):
Property and equipment	$(144,416)	$(139,159)
Accrued rent	20,384	18,240
Stock-based compensation	21,088	17,846
Employee benefits	6,394	5,451
Tax credit carryforwards	2,278	1,675
State taxes	2,260	2,167
Derivative asset	1,558	4,576
Net state operating loss carryforwards	270	178
Other, net	3,136	1,981
Total	$(87,048)	$(87,045)

At December 29, 2009 and December 30, 2008, we had $6.0 million and $4.3 million, respectively, of state net operating loss carryforwards.  These losses begin to expire in 2023.  We had $2.3 million of state tax credit carryforwards at both December 29, 2009 and December 30, 2008.  These credits begin to expire in 2011. We have not recorded valuation allowances against these items, as we believe it is more likely than not that future taxable income will be sufficient to fully realize the benefit of these assets.  The earliest tax year still subject to examination by a significant taxing jurisdiction is 2003.

At December 29, 2009, we had $6.5 million of unrecognized tax benefits.  If recognized, $3.4 million of this total would unfavorably affect the annual effective income tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year
	2009	2008	2007

Balance at beginning of year	$3,694	$16,142	$12,950
Additions based on tax positions taken during a prior period	139	570	12
Reductions based on tax positions taken during a prior period	—	(14,907)	—
Additions based on tax positions taken during the current period	3,334	1,889	3,205
Reductions related to settlements with taxing authorities and lapses of statutes of limitations	(707)	—	(25)
Balance at end of year	$6,460	$3,694	$16,142

We recognize interest related to uncertain tax positions in income tax expense.  Penalties related to uncertain tax positions are part of general and administrative expenses.  During fiscal 2009, 2008 and 2007, we recognized $0.2 million, $0.5 million and $1.0 million, respectively, of accrued interest associated with uncertain tax positions.  During fiscal 2009, 2008 and 2007, we relieved $0.1 million, $2.2 million and $0, respectively, of interest associated with settlements of disputes with taxing authorities and lapses of statutes of limitations.  At December 29, 2009 and December 30, 2008, we had approximately $0.8 million and $0.7 million, respectively, of accrued interest related to uncertain tax positions.

Included in the balance of unrecognized tax benefits at December 29, 2009 is $3.5 million related to tax positions for which it is reasonably possible that the total amount could decrease during the next twelve months based on the lapses of statutes of limitations for certain jurisdictions or due to other resolutions of uncertainties surrounding accrued expenses.

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

16.  Segment Information

We operate in two business segments, restaurants and bakery.  Restaurants consist of The Cheesecake Factory®, Grand Lux Cafe® and RockSugar Pan Asian Kitchen®.  The bakery segment produces baked desserts and other products for our restaurants and for other foodservice operators, retailers and distributors.  Bakery sales to our restaurants are recorded at prices similar to third-party national accounts.  Unallocated corporate expenses, which include all stock-based compensation, assets and capital expenditures, as well as impairment of assets, are presented below as reconciling items to the amounts presented in the consolidated financial statements.

Segment information is presented below (in thousands):

	Fiscal Year
	2009	2008	2007
Revenue:
Restaurants	$1,534,311	$1,536,543	$1,448,315
Bakery	118,447	119,540	112,368
Intercompany bakery sales	(50,738)	(49,677)	(49,106)
	$1,602,020	$1,606,406	$1,511,577
Income from operations:
Restaurants	$184,291	$161,755	$183,911
Bakery	14,406	13,109	16,265
Impairment of assets	(26,541)	(2,952)	—
Corporate	(98,439)	(84,741)	(89,373)
	$73,717	$87,171	$110,803
Total assets:
Restaurants	$881,545	$926,484	$950,606
Bakery	53,607	57,680	59,041
Corporate	111,599	158,466	136,106
	$1,046,751	$1,142,630	$1,145,753
Capital expenditures:
Restaurants	$32,893	$79,185	$196,875
Bakery	1,544	2,365	4,250
Corporate	2,806	3,357	9,900
	$37,243	$84,907	$211,025
Depreciation and amortization:
Restaurants	$65,702	$64,288	$56,724
Bakery	3,109	2,990	2,851
Corporate	6,373	6,012	4,627
	$75,184	$73,290	$64,202

17.  Quarterly Financial Data (unaudited)

Summarized unaudited quarterly financial data for fiscal 2009 and 2008, is as follows (in thousands, except per share data):

Quarter Ended:	March 31, 2009	June 30, 2009	September 29, 2009	December 29, 2009
Revenues	$392,794	$407,944	$400,640	$400,642
Income/(loss) from operations (1)	$17,981	$28,959	$27,336	$(559)
Net income/(loss)	$10,019	$16,569	$16,258	$(13)
Basic net income per share (2)	$0.17	$0.28	$0.27	$0.00
Diluted net income per share (2)	$0.17	$0.28	$0.27	$0.00

Quarter Ended:	April 1, 2008	July 1, 2008	September 30, 2008	December 30, 2008
Revenues	$393,803	$407,134	$405,116	$400,353
Income from operations (1)	$23,721	$29,968	$21,023	$12,459
Net income	$14,329	$19,101	$11,783	$7,080
Basic net income per share (2)	$0.21	$0.29	$0.19	$0.12
Diluted net income per share (2)	$0.21	$0.29	$0.19	$0.12

(1)          Income from operations includes impairment of assets of $26.5 million and $3.0 million in the fourth quarter of fiscal 2009 and 2008, respectively.

(2)          Net income per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.

EXHIBIT INDEX

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1	Form of Reorganization Agreement	Amend. No. 1 to Form S-1	33-479336	2.1	8/17/92
3.1	Certificate of Incorporation	10-Q	000-20574	3.1	7/26/05
3.2	Amendments to Certificate of Incorporation	8-K	000-20574	3.1	5/28/08
3.3	Certificate of Amendment of Certificate of Incorporation	10-Q	000-20574	3.3	7/26/05
3.4	Amended and Restated Bylaws as of May 20, 2009	8-K	000-20574	3.8	5/27/09
3.5	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock, $.01 Par Value	10-Q	000-20574	3.2	7/26/05
3.6	Form of Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	8-A	000-20574	1	8/18/98
3.7	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	Amend. No. 1 to Form 8-A	000-20574	2	11/13/03
3.8	Amendment No. 2 to Rights Agreement dated as of August 1, 2008 between The Cheesecake Factory Incorporated and Computershare Trust Company	Amend. No 2 to Form 8-A	000-25074	3	8/1/08
10.1	David Overton Employment Agreement effective June 30, 2009*	8-K	000-20574	10.1	7/20/09
10.2	The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan *	S-1	33-479336	10.3	5/15/92
10.3	Amendment to The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan*	S-8	033-88414	99.1	1/28/99
10.4	Second Amendment to The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan*	10-Q	000-25074	10.1	12/8/06
10.5	The Cheesecake Factory Incorporated 1997 Non-Employee Director Stock Option Plan (as amended)*	S-8	333-118757	99.3	9/2/04
10.6	Nonqualified Stock Option Agreement under the Company’s 1997 Non-Employee Director Stock Option Plan*	10-Q	000-25074	99.1	10/26/04
10.7	Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan*	S-8	333-118757	99.1	9/2/04
10.8	First Amendment to Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan*	10-Q	000-25074	10.2	12/8/06
10.9	Second Amendment to Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan*	10-K	000-25074	10.10	2/22/07
10.10	Third Amendment to Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan*	8-K	000-25074	99.1	7/25/08
10.11	Amended and Restated 2001 Omnibus Stock Incentive Plan*	S-8	333-118757	99.2	9/2/04
10.12	First Amendment to Amended and Restated Year 2001 Omnibus Performance Stock Incentive Plan*	8-K	000-25074	99.2	7/25/08
10.13	Form of Notice of Grant of Stock Option and/or Restricted Share Award *	8-K	000-25074	99.1	1/5/07
10.14	Amended Form of Notice of Grant of Stock Option and/or Restricted Share Award*	10-K	000-25074	10.17	2/27/09
10.15	Amended and Restated Annual Performance Incentive Plan*	10-K	000-25074	10.3	4/4/05
10.16	Form of Employment Agreements with Debby R. Zurzolo and Max S. Byfuglin*	8-K	000-25074	99.1	3/28/06
10.17	Form of First Amendment to Employment Agreements	8-K	000-25074	99.2	12/10/07

	with Debby R. Zurzolo and Max S. Byfuglin*
10.18	Form of Second Amendment to Employment Agreements with Debby R. Zurzolo*	8-K	000-25074	99.3	1/5/09
10.19	Form of Second Amendment to Employment Agreements with Max S. Byfuglin*	8-K	000-25074	99.2	1/5/09
10.20	Loan Agreement dated as of April 3, 2007 between The Cheesecake Factory Incorporated and JPMorgan Chase Bank as Administrative Agent, Bank of the West as Syndication Agent, and Bank of America, Wells Fargo Bank and Rabobank Nederland, as Documentation Agents	10-Q	000-25074	10.5	4/27/07
10.21	Form of Amendment No. 1 to Loan Agreement dated as of March 5, 2008 between The Cheesecake Factory Incorporated and JPMorgan Chase Bank as Administrative Agent	8-K	000-25074	99.1	3/11/08
10.22	Form of Amendment No. 2 to Loan Agreement dated as of January 2, 2009 between The Cheesecake Factory Incorporated and JPMorgan Chase Bank as Administrative Agent	8-K	000-25074	99.1	1/6/09
10.23	Cap/Floor Collar Transaction dated as of April 3, 2007 between The Cheesecake Factory Incorporated and JPMorgan Chase Bank (22)	10-Q	000-25074	10.7	4/27/07
10.24	Cap/Floor Collar Transaction dated as of October 3, 2007 between The Cheesecake Factory Incorporated and JPMorgan Chase Bank	10-Q	000-25074	10.2	10/26/07
10.25	Cap/Floor Collar Transaction dated as of March 5, 2008 between The Cheesecake Factory Incorporated and Bank of the West	8-K	000-25074	99.1	3/17/08
10.26	Master Confirmation dated as of March 12, 2007 between The Cheesecake Factory Incorporated and Goldman, Sachs & Co.	10-Q	000-25074	10.0	4/27/07
10.27	Supplemental Confirmation dated as of March 12, 2007 between The Cheesecake Factory Incorporated and Goldman, Sachs & Co.	10-Q	000-25074	10.1	4/27/07
10.28	Amended and Restated Executive Savings Plan*	8-K	000-25074	99.3	7/25/08
10.29	First Amendment to Amended and Restated Executive Savings Plan *	10-K	000-25074	10.34	2/27/09
10.30	Employment Agreement between the Company and Michael E. Jannini dated February 11, 2010*	8-K	000-25074	10.1	2/17/10
10.31	Form of Indemnification Agreement*	8-K	000-25074	99.1	12/14/07
10.32	Real Estate Option Agreement dated April 22, 2005	8-K	000-25074	99.1	8/2/05
10.33	First Amendment to Option Agreement dated as of June 28, 2005	8-K	000-25074	99.2	8/2/05
10.34	Inducement Agreement dated as of July 27, 2005	8-K	000-25074	99.3	8/2/05
10.35	Amended Agreement of Grant of Stock Option to Debby R. Zurzolo*	8-K	000-25074	99.2	12/18/06
10.36	Amended Agreement of Grant of Stock Option to Debby R. Zurzolo*	8-K	000-25074	99.3	12/18/06
10.37	Stipulation of Settlement	8-K	000-25074	10.1	2/28/08
10.38	Form of Employment Agreement with W. Douglas Benn dated January 19, 2009*	8-K	000-25074	99.1	1/23/09
10.39	Notice and Agreement of Grant of Stock Option and/or Restricted Share Award between the Company and David Overton dated May 7, 2009*	8-K	000-20574	99.1	5/9/09
21	List of Subsidiaries	—	—	—	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	—	—	—	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal	—	—	—	Filed herewith

Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer	—	—	—	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	—	—	—	Filed herewith

* Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of February 2010.

THE CHEESECAKE FACTORY INCORPORATED

/s/ DAVID OVERTON
By:	David Overton
Chairman of the Board and Chief Executive Officer (principal executive officer)

/s/ W. DOUGLAS BENN
By:	W. Douglas Benn
Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ CHERYL M. SLOMANN
By:	Cheryl M. Slomann
Vice President, Controller and Chief Accounting Officer (principal accounting officer)

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Overton and W. Douglas Benn, and each of them, as his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVID OVERTON	Chairman of the Board and	February 26, 2010
David Overton	Chief Executive Officer
(Principal Executive Officer)

/s/ W. DOUGLAS BENN	Executive Vice President and	February 26, 2010
W. Douglas Benn	Chief Financial Officer
(Principal Financial Officer)

/s/ CHERYL M. SLOMANN	Vice President, Controller and	February 26, 2010
Cheryl M. Slomann	Chief Accounting Officer
(Principal Accounting Officer)

/s/ ALEXANDER L. CAPPELLO	Director	February 26, 2010
Alexander L. Cappello

/s/ ALLEN J. BERNSTEIN	Director	February 26, 2010
Allen J. Bernstein

/s/ THOMAS L. GREGORY	Director	February 26, 2010
Thomas L. Gregory

/s/ DAVID R. KLOCK	Director	February 26, 2010
David R. Klock

/s/ JEROME I. KRANSDORF	Director	February 26, 2010
Jerome I. Kransdorf

/s/ DAVID B. PITTAWAY	Director	February 26, 2010
David B. Pittaway

/s/ AGNIESZKA WINKLER	Director	February 26, 2010
Agnieszka Winkler