Form 10-Q
period 2010-03-30
CHEESECAKE FACTORY INC
filed 2010-05-06
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2010

or

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

Yes ☐  No ☒

As of April 30, 2010, 60,405,916 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 30, 2010	December 29, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$106,736	$73,715
Accounts receivable	6,995	11,352
Income tax receivable	1,241	1,875
Other receivables	14,156	27,475
Inventories	24,399	22,202
Prepaid expenses	27,121	27,871
Deferred income taxes	9,118	7,737
Total current assets	189,766	172,227
Property and equipment, net	777,286	788,402
Other assets:
Trademarks	4,386	4,338
Prepaid rent	53,251	54,243
Other	28,983	27,541
Total other assets	86,620	86,122
Total assets	$1,053,672	$1,046,751
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,068	$33,948
Other accrued expenses	156,219	166,513
Total current liabilities	188,287	200,461
Deferred income taxes	88,871	87,048
Deferred rent	64,869	64,209
Deemed landlord financing liability	51,405	51,802
Long-term debt	100,000	100,000
Other noncurrent liabilities	28,332	27,118
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 83,796,057 and 83,377,092 issued at March 30, 2010 and December 29, 2009, respectively	838	834
Additional paid-in capital	396,085	386,562
Retained earnings	658,210	639,544
Accumulated other comprehensive loss	(4,515)	(4,619)
Treasury stock, 23,587,147 and 23,100,079 shares at cost at March 30, 2010 and December 29, 2009, respectively	(518,710)	(506,208)
Total stockholders’ equity	531,908	516,113
Total liabilities and stockholders’ equity	$1,053,672	$1,046,751

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended March 30, 2010	Thirteen Weeks Ended March 31, 2009

Revenues	$405,433	$392,794

Costs and expenses:
Cost of sales	98,603	98,086
Labor expenses	135,169	133,240
Other operating costs and expenses	99,311	101,754
General and administrative expenses	23,424	21,410
Depreciation and amortization expenses	18,155	18,603
Preopening costs	2,094	1,720
Total costs and expenses	376,756	374,813
Income from operations	28,677	17,981
Interest expense	(3,009)	(5,030)
Interest income	151	208
Other income/(expense), net	346	(175)
Income before income taxes	26,165	12,984
Income tax provision	7,499	2,965
Net income	$18,666	$10,019

Net income per share:
Basic	$0.31	$0.17
Diluted	$0.31	$0.17

Weighted average shares outstanding:
Basic	59,506	59,315
Diluted	60,811	59,520

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total

Balance, December 29, 2009	83,377	$834	$386,562	$639,544	$(4,619)	$(506,208)	$516,113
Comprehensive income:
Net income	—	—	—	18,666	—	—	18,666
Net unrealized income on derivative financial instruments	—	—	—	—	104	—	104
Total comprehensive income							18,770
Issuance of common stock from stock options exercised	315	3	5,627	—	—	—	5,630
Tax impact of stock options exercised, net of cancellations	—	—	201	—	—	—	201
Stock-based compensation	—	—	3,695	—	—	—	3,695
Issuance of restricted stock, net of forfeitures	104	1	—	—	—	—	1
Purchase of treasury stock	—	—	—	—	—	(12,502)	(12,502)
Balance, March 30, 2010	83,796	$838	$396,085	$658,210	$(4,515)	$(518,710)	$531,908

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended March 30, 2010	Thirteen Weeks Ended March 31, 2009

Cash flows from operating activities:
Net income	$18,666	$10,019
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	18,155	18,603
Deferred income taxes	378	(636)
Stock-based compensation	3,643	3,347
Tax impact of stock options exercised, net of cancellations	201	(600)
Excess tax benefit related to stock options exercised	(729)	—
Other	45	864
Changes in assets and liabilities:
Accounts receivable	4,357	5,925
Other receivables	13,319	13,929
Inventories	(2,197)	(3,256)
Prepaid expenses	750	(2,595)
Other assets	(588)	6,713
Accounts payable	(1,880)	(4,193)
Income taxes payable	634	4,149
Other accrued expenses	(8,304)	(11,703)
Cash provided by operating activities	46,450	40,566
Cash flows from investing activities:
Additions to property and equipment	(6,912)	(10,588)
Sales of available-for-sale securities	—	1,000
Cash used in investing activities	(6,912)	(9,588)
Cash flows from financing activities:
Deemed landlord financing proceeds	—	2,481
Deemed landlord financing payments	(374)	(347)
Proceeds from exercise of employee stock options	5,630	173
Excess tax benefit related to stock options exercised	729	—
Repayment on credit facility	—	(25,000)
Purchase of treasury stock	(12,502)	—
Cash used in financing activities	(6,517)	(22,693)
Net change in cash and cash equivalents	33,021	8,285
Cash and cash equivalents at beginning of period	73,715	80,365
Cash and cash equivalents at end of period	$106,736	$88,650

Supplemental disclosures:
Interest paid	$2,771	$4,301
Income taxes paid	$752	$224

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we,” “us” and “our”) and its wholly owned subsidiaries prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The financial statements presented herein have not been audited by an independent registered public accounting firm, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for fair statement of the financial condition, results of operations and cash flows for the period.  However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year.  The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements.  These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent liabilities.  Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”).  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2009 filed with the SEC on February 26, 2010.

Subsequent Event Review

We performed a review for subsequent events that occurred after March 30, 2010, the fiscal 2010 first quarter balance sheet date, through May 6, 2010, the date of this Quarterly Report on Form 10-Q.  No recognized or non-recognized subsequent events were noted.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued guidance on revenue arrangements with multiple deliverables effective for us in fiscal 2011, although early adoption is permitted.  The guidance revises the criteria for measuring and allocating consideration to each component of a multiple element arrangement.  The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the company does not have either a history of selling the deliverable on a stand alone basis or third-party evidence of selling price.  For our company, this guidance will only impact the pattern of revenue recognition for our marketing programs that include multiple elements.  As the timing and content of future promotions is not determinable at this time, we are unable to estimate the impact of this guidance on our financial statements.

2.  Inventories

Inventories consisted of (in thousands):

	March 30, 2010	December 29, 2009

Restaurant food and supplies	$12,494	$12,619
Bakery finished goods	7,328	5,530
Bakery raw materials and supplies	4,577	4,053
Total	$24,399	$22,202

3.  Long-Term Debt

Long-term debt consisted of (in thousands):

	March 30, 2010	December 29, 2009

Credit facility	$100,000	$100,000

In April 2007, we entered into a five-year revolving credit facility (“Facility”) with a maximum available borrowing commitment of $200 million.  In March 2008, we amended the Facility to increase the maximum available borrowing commitment to

$300 million.  In January 2009, we entered into a second amendment, which reset our financial covenants and pricing, and also limited cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a liquidity threshold.  Borrowings under the amended Facility bear interest at a floating rate based on the London Interbank Offering Rate (LIBOR) plus a spread ranging from 2.50% to 2.75%, depending on our ratio of debt to trailing 12-month earnings before interest, taxes, depreciation, amortization and noncash stock option expense (“EBITDA”), as defined in the agreement.  In addition, we pay a commitment fee ranging from 0.40% to 0.45%, also depending on our ratio of debt to EBITDA, calculated on the average unused portion of the Facility.  The amended Facility restricts unsecured borrowings to $15 million and includes a pledge of our outstanding equity interests in The Cheesecake Factory Bakery Incorporated and The Cheesecake Factory Assets Co. LLC, which had carrying values of $85.6 million and $65.3 million, respectively, at March 30, 2010.

We are obligated to maintain certain financial covenants, which include a maximum debt to EBITDA ratio of 1.75 as of the fiscal quarter ending March 31, 2009 or 1.50 as of the end of any fiscal quarter thereafter, as well as a minimum EBITDAR (EBITDA plus rental expense), as defined in the Facility, to interest and rental expense ratio of 1.90 as of any of the fiscal quarters ending March 31, 2009 through September 28, 2010 or 2.00 as of the end of any fiscal quarter thereafter.  At March 30, 2010, our EBITDA and EBITDAR ratios were 0.49 and 2.41, respectively.  Therefore, we were in compliance with the financial covenants in effect under the Facility at that date.

Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of March 30, 2010, we had net availability for borrowings of $184 million, based on outstanding debt of $100 million and $16 million in standby letters of credit.  Since we have the contractual ability to maintain the outstanding balance on our Facility, the debt is classified as long-term on our consolidated balance sheets.

4.        Derivative Financial Instruments

At March 30, 2010, we held one zero-cost interest rate collar that hedged interest rate variability on the outstanding balance on our Facility.  This instrument consists of a combination of a purchased cap option with a three-month LIBOR cap rate of 5.35% and a sold floor option with a three-month LIBOR floor rate of 4.69%, and has a maturity date of April 3, 2012.  See Note 3 for further discussion of our credit facility.

This derivative qualifies for hedge accounting as a cash flow hedge and, accordingly, is recognized at fair value as either an asset or liability on the consolidated balance sheets.  Changes in fair value are recorded in accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings when the related interest expense on the underlying borrowing is recognized.  We do not hold any derivative financial instruments for trading or speculative purposes.

Changes in the fair value of our interest rate collar are expected to be perfectly effective in offsetting the variability in interest payments attributable to fluctuations in three-month LIBOR rates above the cap rate and below the floor rate specified in the derivative agreement.  If, at any time, our interest rate collar is determined to be ineffective, in whole or in part, due to modifications in the derivative instrument or the underlying credit facility, prospective changes in fair value of the portion of the derivative determined to be ineffective will be recognized as a gain or loss in the consolidated statements of operations.

The fair value and balance sheet locations of our derivative are as follows (in thousands):

		Fair Value of Liability Derivatives
	Balance Sheet Location	March 30, 2010	December 29, 2009
Interest rate contracts	Other accrued expenses	$4,298	$4,299
Interest rate contracts	Other noncurrent liabilities	3,804	3,945
Total		$8,102	$8,244

We had no derivative financial instruments in asset positions as of March 30, 2010 or December 29, 2009.  See Note 5 for discussion of the methods used to determine fair value of our derivative financial instruments.

The effects of derivative instruments on our consolidated statements of operations are as follows (in thousands):

	Gain/(Loss) Recognized in AOCI on Derivative		Location of Gain/(Loss) Reclassified from AOCI into Income	Gain/(Loss) Reclassified from AOCI into Income
	Thirteen Weeks Ended			Thirteen Weeks Ended
	March 30, 2010	March 31, 2009		March 30, 2010	March 31, 2009
Interest rate contracts	$104	$(203)	Interest expense	$(1,140)	$(1,049)

We expect to reclassify approximately $4.3 million of these balances against earnings during the next 12 months as the related hedged interest expense is recognized.

5.  Fair Value Measurement

The following table presents our financial assets and liabilities that were accounted for at fair value as of March 30, 2010 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs

Assets:
Cash invested in money market fund	$61,195	$—	$—

Liabilities:
Derivative financial instruments	$—	$8,102	$—

For assets that are measured using quoted prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs.  At March 30, 2010, we had $61.2 million of cash invested in a tax-exempt money market fund.  The fund purchases only first-tier securities, and we have not experienced any losses in these accounts.  Therefore, we believe we are not exposed to significant risk on these investments.

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

6. Commitments and Contingencies

The Internal Revenue Service (“IRS”) audited our tax returns for fiscal years 2003 through 2006 with respect to the deductibility, under the provisions of Internal Revenue Code Section 162(m), of certain compensation in excess of $1 million per year paid to three current executive officers and one former executive officer resulting from their respective exercises of stock options later determined to be misdated.  On May 1, 2008, the IRS issued a Notice of Proposed Adjustment to us disallowing the deduction of approximately $5.1 million of compensation expense with respect to the exercise of stock options by such executive officers.  We believe that such stock option compensation qualifies as performance-based compensation that is not subject to the limitations on deductibility under Internal Revenue Code Section 162(m).  We received a Statutory Notice of Deficiency from the IRS for fiscal 2005 only and have petitioned for redetermination of this notice with the United States Tax Court.  With respect to all other tax years, we intend to continue discussions with the IRS in an effort to reach a favorable resolution and, if such resolution is not reached, to pursue all available administrative and legal remedies.  While we believe that such stock option compensation qualified as performance-based compensation that is not subject to the limitations on deductibility, we have reserved $2.4 million for estimated taxes and interest due through March 30, 2010.  This reserve does not include penalties.

On November 18, 2009, one former hourly restaurant employee in the State of Illinois filed a lawsuit in the U.S. District Court for the Northern District of Illinois (Morales v. The Cheesecake Factory, Inc.; Case No. 09 CV 7005) against us alleging violations of the Fair Labor Standards Act and Illinois Minimum Wage Law for alleged failure to pay overtime and minimum wages, among other claims.  This lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the respective plaintiff and other purported class members.  The plaintiff also seeks attorneys’ fees.  We intend to vigorously defend this action.  Based on the current status of this matter, we have not reserved for any potential future payments.

On August 5, 2009, two former hourly restaurant employees in the State of California filed a class action lawsuit in the Los Angeles County Superior Court (Luque v. The Cheesecake Factory Restaurants, Inc.; Case No. BC415640) against us alleging violations of California’s wage and hour laws with respect to alleged failure to pay proper vacation wages at termination, failure to furnish wage statements, and violations of the California Business and Professions Code, among others claim. This lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the respective plaintiffs and other purported class members. The plaintiffs also seek attorneys’ fees.  We intend to vigorously defend this action.  Based on the current status of this matter, we have not reserved for any potential future payments.

On January 20, 2009, one former hourly restaurant employee in the State of California filed a lawsuit in the San Diego County Superior Court (Giradin v. The Cheesecake Factory, Inc.; Case No. 37-2009-00081696-CU-OE-CTL) against us alleging violations of California’s wage and hour laws with respect to alleged failure to pay proper wages, failure to furnish accurate wage statements and violations of the California reporting time laws, among other claims.  This lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the respective plaintiff and other purported class members.  The plaintiff also seeks attorneys’ fees.  On January 8, 2010, the plaintiff filed a First Amended Complaint naming a new class representative and asserting additional claims under the California Labor Code Private Attorneys General Act of 2004.  We intend to vigorously defend this action.  Based on the current status of this matter, we have not reserved for any potential future payments.

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

On January 9, 2007, two former hourly restaurant employees in the State of California filed a lawsuit in the Los Angeles County Superior Court against us alleging violations of California’s wage and hour laws with respect to alleged failure to pay proper wages, improper payroll deductions, and violations of the California meal and break period laws, among other claims (Guardado v. The Cheesecake Factory Restaurants, Inc. et al; Case No. BC360426).  This case was previously stayed by the parties through December 2008, pending the California Supreme Court’s decision to review Brinker Restaurant Corp. v. Superior Court of San Diego County (No. S166350, 2008). Subsequently, the parties entered into mediation proceedings that, to date, have not been successful. On February 23, 2009, an additional lawsuit with similar allegations was filed by another hourly restaurant employee in Santa Clara County Superior Court (Benitez v. The Cheesecake Factory Restaurants, Inc., et al; Case No. 109CV135687). In April, 2009, we gave notice to the respective courts in Case No. 109CV135687 and Case No. BC360426 that such cases may be related matters.  In March, 2010, we settled Case No. 109CV135687 for a nominal amount. On March 30, 2010, the Court set a trial date in Case No. BC360426.  The parties have resumed discovery and will continue settlement discussions as part of ongoing mediation efforts in Case No. BC360426 before the scheduled trial date.   The remaining lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members.  The plaintiffs also seek attorneys’ fees.  We intend to vigorously defend against this action.  Based on the current status of this matter, we have not reserved for any potential future payments.

On August 29, 2006, five present and former hourly restaurant employees in the States of Tennessee, Texas and Arizona filed a lawsuit in the U.S. District Court for the Middle District of Tennessee against us alleging violations of the Fair Labor Standards Act with respect to alleged minimum wage violations, improper payroll deductions and requiring work “off the clock,” among other claims (Smith v. The Cheesecake Factory Restaurants, Inc. et al; Case No. 3 06 0829).  The lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. The plaintiffs also seek attorneys’ fees.  On February 4, 2010, the Court granted our motion to compel arbitration and issued an order dismissing all individual defendants in the case.  The plaintiffs filed their demand for arbitration on April 19, 2010.  We intend to vigorously defend this action.  Based on the current status of this matter, we have not reserved for any potential future payments.

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

7. Stockholders’ Equity

We have an outstanding authorization from our Board of Directors to repurchase 31 million shares of our common stock.  Under this authorization, we have cumulatively repurchased a total of 23.6 million shares at a total cost of $518.7 million through

March 30, 2010; we repurchased 0.5 million of these shares at a total cost of $12.5 million during the first quarter of fiscal 2010.  The authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.

In October 2008, we suspended our share repurchase program in order to maintain maximum flexibility in our capital decisions in light of the unprecedented crisis in the global financial markets and the indeterminate future impact it could have on the overall economy and on our business.  On February 25, 2010, our Board of Directors reinstated our stock repurchase program and approved the adoption of a trading plan under Rule 10b5-1 (“10b5-1Plan”) under the Securities Exchange Act of 1934, as amended from time to time (“Act”), which became effective on March 27, 2010.  In addition, we may also make purchases in the open market in compliance with Rule 10b-18 under the Act.

The timing and number of shares repurchased pursuant to the share repurchase authorization are subject to a number of factors, including current market conditions, legal constraints, available cash or other sources of funding and financial covenants under our credit facility that limit share repurchases based on a liquidity threshold.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us.  We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, a review of our capital structure and cost of capital, and our share price.

8.  Stock-Based Compensation

The following table presents information related to stock-based compensation (in thousands):

	Thirteen Weeks Ended March 30, 2010	Thirteen Weeks Ended March 31, 2009

Stock-based compensation expense	$3,643	$3,347

Income tax benefit	1,382	749

Capitalized stock-based compensation (1)	53	179

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

Stock Options

The weighted average fair value at the grant date for options issued during the first quarter of fiscal 2010 and 2009 was $9.42 and $4.71 per option, respectively.  The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the first quarter of fiscal 2010 and 2009, respectively: (a) no dividend yield on our stock, (b) expected stock price volatility of 41.0% and 56.2%, (c) a risk-free interest rate of 2.5% and 1.9%, and (d) an expected option term of 5.8 and 5.4 years.

Stock option activity during the thirteen weeks ended March 30, 2010 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 29, 2009	10,254	$22.40
Granted	493	$22.23
Exercised	(315)	$17.86
Cancelled	(140)	$21.30
Outstanding at March 30, 2010	10,292	$22.54	5.8	$61,304

Exercisable at March 30, 2010	4,838	$25.94	4.2	$14,840

The total intrinsic value of options exercised for the thirteen weeks ended March 30, 2010 and March 31, 2009 was $2.1 million and $0.1 million, respectively.  As of March 30, 2010, the total unrecognized stock-based compensation expense related to nonvested stock options was $22.2 million, which we expect to recognize over a weighted average period of approximately 3.1 years.

Restricted Shares

Restricted share activity during the thirteen weeks ended March 30, 2010 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)	(Per share)

Outstanding at December 29, 2009	623	$16.32
Granted	107	22.94
Vested	(136)	25.21
Forfeited	(4)	9.20
Outstanding at March 30, 2010	590	$15.53

Fair value of our restricted shares is based on our closing stock price on the date of grant.  The weighted average fair value at the grant date for restricted shares issued during the first quarter of fiscal 2010 and 2009 was $22.94 and $9.17, respectively.  As of March 30, 2010, total unrecognized stock-based compensation expense related to nonvested restricted shares was $5.9 million, which we expect to recognize over a weighted average period of approximately 3.6 years.  The fair value of shares that vested during the first quarter of fiscal 2010 totaled $3.4 million.  No restricted shares vested during the first quarter of fiscal 2009.

9.  Net Income Per Share

At March 30, 2010 and March 31, 2009, 0.6 million and 0.8 million shares, respectively, of restricted stock issued to employees were unvested, and therefore excluded from the calculation of basic earnings per share for each of the fiscal quarters ended on those dates.  Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted shares, calculated using the treasury stock method.  Assumed proceeds from in-the-money options include windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by Financial Accounting Standards Codification 718, “Compensation — Stock Option Compensation.”

	Thirteen Weeks Ended March 30, 2010	Thirteen Weeks Ended March 31, 2009
	(In thousands, except per share data)

Net income	$18,666	$10,019

Basic weighted average shares outstanding	59,506	59,315
Dilutive effect of stock options and restricted shares	1,305	205

Diluted weighted average shares outstanding	60,811	59,520

Basic net income per share	$0.31	$0.17

Diluted net income per share	$0.31	$0.17

Shares of common stock equivalents of 5.9 million and 10.1 million for the thirteen weeks ended March 30, 2010 and March 31, 2009, respectively, were not included in the diluted calculation due to their anti-dilutive effect.

10.  Comprehensive Income

Comprehensive income consisted of (in thousands):

	Thirteen Weeks Ended March 30, 2010	Thirteen Weeks Ended March 31, 2009

Net income	$18,666	$10,019
Net unrealized gain on available-for-sale securities	—	1
Unrealized gain/(loss) on derivative financial instruments	104	(203)

Total	$18,770	$9,817

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

Segment information is presented below (in thousands):

	Thirteen Weeks Ended March 30, 2010	Thirteen Weeks Ended March 31, 2009
Revenue:
Restaurants	$393,672	$379,659
Bakery	25,348	24,934
Intercompany bakery sales	(13,587)	(11,799)
Total	$405,433	$392,794

Income from operations:
Restaurants	$49,340	$37,060
Bakery	2,515	2,304
Corporate	(23,178)	(21,383)
Total	$28,677	$17,981

Depreciation and amortization:
Restaurants	$16,031	$16,238
Bakery	767	757
Corporate	1,357	1,608
Total	$18,155	$18,603

Capital expenditures:
Restaurants	$6,274	$9,775
Bakery	125	172
Corporate	513	641
Total	$6,912	$10,588

	March 30, 2010	December 29, 2009
Total assets:
Restaurants	$888,756	$881,545
Bakery	51,056	53,607
Corporate	113,860	111,599
Total	$1,053,672	$1,046,751

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain information included in this Form 10-Q and other materials filed or to be filed by us with the SEC, as well as information included in oral or written statements made by us or on our behalf, may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters.  These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers.  Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify forward-looking statements.  These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Act.

In connection with the “safe harbor” provisions of the Act, we have identified and are disclosing important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf (see Part II, Item 1A of this report and Part I, Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2009).  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements.  Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made.  Except as may be required by law, we do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

General

This discussion and analysis should be read in conjunction with our interim unaudited consolidated financial statements and related notes included in this Form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2009.  The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

As of May 6, 2010, we operated 162 upscale, casual, full-service dining restaurants: 148 under The Cheesecake Factory® mark, 13 under the Grand Lux Cafe® mark and one under the RockSugar Pan Asian Kitchen® mark.  We also operated two bakery production facilities and licensed two limited menu bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.

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

In evaluating and assessing the performance of our business, we believe the following are key performance indicators that should be taken into consideration:

•                  Comparable Restaurant Sales and Overall Revenue Growth.  Changes in comparable restaurant sales come from variations in guest traffic, as well as changes in check average (as a result of menu price increases and/or changes in menu mix).  Our strategy is to grow guest traffic by continuing to offer innovative, high-quality menu items that offer guests a wide range of options in terms of flavor, price and value.  In addition, we plan to continue focusing on service and hospitality with the goal of delivering an exceptional guest experience.  Our philosophy with regard to menu pricing is to use price increases to help offset key operating costs in a manner that balances protecting both our margins and guest traffic levels.  Prior to the economic downturn, menu mix generally had a neutral effect on our average check, allowing us to retain the impact of our menu price increases.  As the economy strengthens, we would expect this pattern to resume as guests focus less on check management.

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

	Thirteen Weeks Ended March 30, 2010	Thirteen Weeks Ended March 31, 2009

Revenues	100.0%	100.0%

Costs and expenses:
Cost of sales	24.3	25.0
Labor expenses	33.3	33.9
Other operating costs and expenses	24.5	25.9
General and administrative expenses	5.8	5.5
Depreciation and amortization expenses	4.5	4.7
Preopening costs	0.5	0.4
Total costs and expenses	92.9	95.4
Income from operations	7.1	4.6
Interest expense	(0.7)	(1.3)
Interest income	0.0	0.0
Other income/(expense), net	0.0	0.0
Income before income taxes	6.4	3.3
Income tax provision	1.8	0.7
Net income	4.6%	2.6%

Thirteen Weeks Ended March 30, 2010 Compared to Thirteen Weeks Ended March 31, 2009

Revenues

Revenues increased 3.2% to $405.4 million for the thirteen weeks ended March 30, 2010 compared to $392.8 million for the thirteen weeks ended March 31, 2009.

Restaurant sales increased 3.7% to $393.7 million compared to $379.7 million in the prior year first quarter.  The resulting sales increase of $14.0 million consisted of a $10.3 million increase in The Cheesecake Factory and Grand Lux Cafe comparable restaurant sales and a $3.7 million increase from restaurants not in the comparable sales base, including RockSugar Pan Asian Kitchen.  Comparable sales at The Cheesecake Factory and Grand Lux Cafe restaurants increased by 2.8% from the first quarter of fiscal 2009 to the first quarter of fiscal 2010, marking the fifth consecutive quarter of comparable sales improvement.  At March 30, 2010, there were five The Cheesecake Factory and Grand Lux Cafe restaurants not included in the comparable sales base.  The Cheesecake Factory and Grand Lux Cafe restaurants become eligible to enter our comparable sales calculations in their 19th month of operation.

Comparable sales at The Cheesecake Factory restaurants increased 2.7% from the prior year first quarter driven by improved guest traffic.  We realized an effective menu price increase of approximately 0.6% during the first quarter of fiscal 2010, and an approximate 0.8% effective menu price increase during the third quarter of fiscal 2009, giving us 1.4% of pricing in The Cheesecake Factory menu as of March 30, 2010.

Comparable sales at our Grand Lux Cafe restaurants increased 4.0% from the prior year first quarter, also driven by improved guest traffic.  We realized effective menu price increases of approximately 0.3% and 0.6% in the second and fourth quarters of 2009, respectively, giving us 0.9% of pricing in the Grand Lux Cafe menu as of March 30, 2010.

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

Additionally, other factors outside of our control, such as general economic conditions, inclement weather, timing of holidays, and competitive and other factors, including those referenced in the Annual Report on Form 10-K for the year ended December 29, 2009, can impact comparable sales.

Total restaurant operating weeks increased 1% to 2,090 for the thirteen weeks ended March 30, 2010 due to the opening of three new restaurants during the trailing 15-month period.  In addition, average sales per restaurant operating week increased 2.9% to $188,400 compared to the first quarter of fiscal 2009 due principally to the improvement in guest traffic.

Bakery sales to other foodservice operators, retailers and distributors decreased 11% to $11.7 million for the thirteen weeks ended March 30, 2010 compared to $13.1 million for the comparable period of last year. This decrease is due primarily to lower sales to the warehouse clubs.

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

As a percentage of revenues, cost of sales decreased to 24.3% in the first quarter of fiscal 2010 compared to 25.0% in the comparable period of last year.  Approximately one-half of this decrease was attributable to savings associated with our cost of sales initiatives, including the development of new menu items with lower food costs, negotiation of more favorable pricing for commodities and improvements in our supply chain.  The majority of the remaining decrease stemmed primarily from menu pricing leverage on commodity costs.

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

Currently we are able to contract for the majority of the food commodities used in our operations for periods of up to one year.  However, with the exception of cream cheese used in our bakery operations, we are currently not able to contract for some commodities, such as fish, dairy and certain produce products for periods longer than 30 days in most cases.  As a result, these commodities can be subject to unforeseen supply and cost fluctuations due principally to weather, fuel costs and agricultural conditions.  Cream cheese is the most significant commodity used in our bakery products.  We have contracted for a majority of our fiscal 2010 cream cheese requirements and will also purchase cream cheese on the spot market as necessary to supplement our contracted amounts.

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

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, decreased to 33.3% in the first quarter of fiscal 2010 compared to 33.9% in the comparable period of last year.  This decrease was primarily due to direct labor savings as a result of our operational initiatives and leverage from positive comparable sales.  Stock-based compensation included in labor was $1.5 million in the first quarter of fiscal 2010 compared to $1.3 million in the first quarter of fiscal 2009.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead, selling and distribution expenses.  As a percentage of revenues, other operating costs and expenses decreased to 24.5% for the thirteen weeks ended March 30, 2010 from 25.9% for the comparable period of last year.  This decrease was primarily due to lower self-insurance expense for workers’ compensation and general liability claims, savings from our cost management initiatives, favorability from timing in marketing expenses and leverage of fixed costs due to positive comparable sales.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, as well as the restaurant field supervision, bakery administrative, and corporate support organizations.  As a percentage of revenues, G&A expenses increased to 5.8% for the thirteen weeks ended March 30, 2010 versus 5.5% for the comparable period of fiscal 2009.  This increase was primarily due to a higher accrual for corporate bonuses in the first quarter of fiscal 2010 than was required in the comparable prior year period.  G&A expenses included $2.1 million and $1.9 million of stock-based compensation expense in the first quarter of fiscal 2010 and fiscal 2009, respectively.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization decreased to 4.5% for the thirteen weeks ended March 30, 2010 compared to 4.7% for the same period of last year.  The decrease is primarily attributable to lower depreciation expense resulting from the impairment charge we recorded in the fourth quarter of fiscal 2009, as well as leverage from positive comparable sales.

Preopening Costs

Preopening costs increased to $2.1 million for the thirteen weeks ended March 30, 2010 compared to $1.7 million in the comparable period of the prior year.  We incurred preopening costs to open two The Cheesecake Factory restaurants in the first quarter of fiscal 2010 compared to opening one The Cheesecake Factory restaurant during the first quarter of fiscal 2009.  In addition, preopening costs were incurred in both years for restaurant openings in progress, maintaining a roster of trained managers for pending openings, and the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs.

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

Interest Expense, Interest Income and Other Income/(Expense), Net

Interest expense decreased to $3.0 million for the first quarter of fiscal 2010 compared to $5.0 million for the comparable period last year, due primarily to a lower average outstanding debt balance during the first quarter of fiscal 2010 as compared to the prior year.  Interest expense also included $0.9 million for both fiscal 2010 and fiscal 2009 associated with landlord construction allowances deemed to be financing in accordance with accounting guidance.

Interest income was $0.2 million for both the first quarter of fiscal 2010 and fiscal 2009.

We recorded net other income of $0.3 million for the thirteen weeks ended March 30, 2010 compared to net expense of $0.2 million for the comparable prior year period.  This variance primarily relates to changes in the value of our investments in variable life insurance contracts used to support our Executive Savings Plan (“ESP”), a non-qualified deferred compensation plan.

Income Tax Provision

Our effective income tax rate was 28.7% for the first quarter of fiscal 2010 compared to 22.8% for the comparable prior year period.  This increase was primarily attributable to a lower proportion of employment-related tax credits in relation to pretax income, partially offset by non-taxable gains in the first quarter of fiscal 2010 compared to non-deductible losses in the comparable prior year period on our investments in variable life insurance contracts used to support our ESP.

Fiscal 2010 Outlook

In fiscal 2010, we plan to open as many as three new The Cheesecake Factory restaurants, two of which opened in the first quarter.  We estimate diluted earnings per share for fiscal 2010 will be between $1.28 and $1.34 based on an assumption that comparable restaurant sales will be in a range of between flat and 1%.  We expect cash capital expenditures in fiscal 2010 to range between $45 million and $50 million, of which approximately $18 million to $20 million will be used to fund new restaurant openings, approximately $20 million to $22 million will be used for maintenance and capacity addition expenditures to our existing restaurants and $7 million to $8 million for bakery and corporate infrastructure investments.  We expect to generate free cash flow, defined as cash flow provided by operating activities less capital expenditures, of approximately $115 million to $125 million and plan to utilize a portion of our free cash flow to reduce the outstanding balance on our credit facility, repurchase outstanding shares of our common stock, or a combination of both.

Liquidity and Capital Resources

The following tables present, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in millions):

	March 30, 2010	December 29, 2009

Cash on hand	$106.7	$73.7
Net working capital	$1.4	$(28.2)
Current ratio	1.0:1	0.9:1
Long-term debt and deemed landlord financing liability, including current portion (1)	$153.0	$153.3

	Thirteen Weeks Ended March 30, 2010	Thirteen Weeks Ended March 31, 2009

Cash provided by operating activities	$46.5	$40.6
Capital expenditures	$(6.9)	$(10.6)
Repayment on credit facility	$—	$(25.0)
Purchase of treasury stock	$(12.5)	$—

(1)

Landlord construction allowances related to restaurant locations for which we are deemed, for accounting purposes only, to have an ownership interest are reflected in our balance sheets as deemed landlord financing.  This liability is amortized over the lease term based on the rent payments designated in the lease agreement.

During the thirteen weeks ended March 30, 2010, our cash on hand increased by $33.0 million to $106.7 million from the period ended December 29, 2009.  This increase was primarily attributable to cash provided by operating activities and proceeds from exercise of employee stock options, partially offset by purchases of treasury stock and capital expenditures.  At March 30, 2010, we had $61.2 million of cash invested in a tax-exempt money market fund.  The fund purchases only first-tier securities, and we have not experienced any losses in these accounts.  Therefore, we believe we are not exposed to significant risk on these investments.

For fiscal 2010, we currently estimate our cash outlays for capital expenditures to range between $45 million and $50 million, net of agreed-upon up-front cash landlord construction contributions and excluding $5 million of expected noncapitalizable preopening costs for new restaurants.  Our estimate for capital expenditures for fiscal 2010 contemplates a net outlay of $18 million to $20 million for as many as three The Cheesecake Factory restaurants to be opened during fiscal 2010 and estimated construction-in-progress disbursements for anticipated fiscal 2011 openings.  These amounts are net of estimated collections of up-front cash landlord construction contributions.  Two locations were opened during the first quarter of fiscal 2010.  Expected capital expenditures for fiscal 2010 also include approximately $20 million to $22 million for maintenance and capacity addition expenditures to our existing restaurants and $7 million to $8 million for bakery and corporate infrastructure investments.

At March 30, 2010, we had $100 million of borrowings outstanding under our $300 million Facility.  Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of March 30, 2010, we had net availability for borrowings of $184 million, based on outstanding debt of $100 million and $16 million in standby letters of credit.  See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.

At March 30, 2010, we held one zero-cost interest rate collar that hedged interest rate variability on the outstanding balance on our Facility.  This instrument consists of a combination of a purchased cap option with a three-month LIBOR cap rate of 5.35% and a sold floor option with a three-month LIBOR floor rate of 4.69%, and has a maturity date of April 3, 2012.  See Note 4 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our derivative financial instruments.

We have an outstanding authorization from our Board of Directors to repurchase 31 million shares of our common stock.  Under this authorization, we have cumulatively repurchased a total of 23.6 million shares at a total cost of $518.7 million through March 30, 2010; we repurchased 0.5 million of these shares at a total cost of $12.5 million during the first quarter of fiscal 2010.  The authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  See Note 7 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our share repurchases.

Based on our current expansion objectives, we believe that our cash and cash equivalents, combined with expected cash flows provided by operations, available borrowings under our credit facility and expected landlord construction contributions should be sufficient in the aggregate to finance our planned capital expenditures and other operating activities during fiscal 2010.

As of March 30, 2010, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties.  Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for a summary of new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion of market risks contains forward-looking statements.  Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

We are exposed to market risk from interest rate changes on funded debt.  This exposure relates to the component of the interest rate on our $300 million Facility that is indexed to three-month LIBOR.  At March 30, 2010, we had $100 million in debt outstanding under the Facility.  Since all of this debt is hedged, a hypothetical 1% interest rate increase would have no impact on income from operations.  See Notes 3 and 4 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt and derivative financial instruments, respectively.

We are also subject to market risk related to our investments in variable life insurance contracts used to support our ESP, to the extent these investments are not equivalent to the related liability.  In addition, because changes in these investments are not taxable, the full impact of gains or losses affects net income.  Based on balances at March 30, 2010, a hypothetical 10% decline in the market value of our deferred compensation assets and related liabilities would not impact income from operations; however net income would decrease by $0.7 million.

We purchase food and other commodities for use in our operations based on market prices established with our suppliers.  Many of the commodities we purchase can be subject to volatility due to market supply and demand factors outside of our control.  To manage this risk in part, we attempt to enter into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements.  However, we are currently unable to contract for some commodities such as many fish, produce and dairy items (except for cream cheese used in our bakery operations) for periods longer than 30 days.  Dairy costs can also fluctuate due to government regulation.  Substantially all of our food and supplies are available from several sources, which helps to diversify our overall commodity cost risk.  In addition, we may have the ability to increase menu prices, or vary menu items, in response to food commodity price increases.  Some of our commodity purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps.  We do not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 30, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 6 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A.  Risk Factors

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2009 (the “Annual Report”), and there have been no material changes thereto since the filing of our Annual Report.  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information regarding our purchase during the thirteen weeks ended March 30, 2010 of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 30, 2009 — February 2, 2010	—	$—	—	7,896,171
February 3 — March 2, 2010	—	—	—	7,896,171
March 3 — March 30, 2010	487,068	25.67	487,068	7,409,103
Total	487,068		487,068

We have an outstanding authorization from our Board of Directors to repurchase 31 million shares of our common stock.  Under this authorization, we have cumulatively repurchased a total of 23.6 million shares at a total cost of $518.7 million through March 30, 2010; we repurchased 0.5 million of these shares at a total cost of $12.5 million during the first quarter of fiscal 2010.  The authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  See Note 7 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our share repurchases.

Item 6.  Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
Exhibit 2.1	Form of Reorganization Agreement	Amend. No. 1 to Form S-1	33-47936	2.1	8/17/92

Exhibit 3.1	Certificate of Incorporation	10-Q	000-20574	3.1	7/26/05

Exhibit 3.2	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock, $.01 Par Value	10-Q	000-20574	3.2	7/26/05

Exhibit 3.3	Certificate of Amendment of Certificate of Incorporation	10-Q	000-20574	3.3	7/26/05

Exhibit 3.4	Amendments to Certificate of Incorporation	8-K	000-20574	3.1	5/28/08

Exhibit 3.5	Amended and Restated Bylaws, as of May 20, 2009	8-K	000-20574	3.8	5/27/09

Exhibit 4.1	Form of Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	Form 8-A	000-20574	1	8/19/08

Exhibit 4.2	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	Amend. No. 1 to Form 8-A	000-20574	2	11/13/03

Exhibit 4.3	Amendment No. 2 to Rights Agreement dated as of August 1, 2008 between The Cheesecake Factory Incorporated and Computershare Trust Company	Amend. No. 2 to Form 8-A	000-20574	3	8/1/08

Exhibit 10.1	Employment Agreement between the Company and Michael E. Jannini dated February 11, 2010*	8-K	000-20574	10.1	2/17/10

Exhibit 10.2	Second Amendment to Amended and Restated Executive Savings Plan*	—	—	—	Filed herewith

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer	—	—	—	Filed herewith

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer	—	—	—	Filed herewith

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

* Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2010	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ W. DOUGLAS BENN
W. Douglas Benn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)