Form 10-Q
period 2010-06-29
CHEESECAKE FACTORY INC
filed 2010-08-05
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-20574

THE CHEESECAKE FACTORY INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	51-0340466
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

26901 Malibu Hills Road
Calabasas Hills, California	91301
(Address of principal executive offices)	(Zip Code)

(818) 871-3000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of July 30, 2010, 59,492,511 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

PART I.         FINANCIAL INFORMATION

Item 1.           Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 29, 2010	December 29, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,293	$73,715
Accounts receivable	6,269	11,352
Income tax receivable	10,825	1,875
Other receivables	15,008	27,475
Inventories	26,788	22,202
Prepaid expenses	25,857	27,871
Deferred income taxes	7,160	7,737
Total current assets	178,200	172,227
Property and equipment, net	770,254	788,402
Other assets:
Trademarks	4,417	4,338
Prepaid rent	52,256	54,243
Other	28,329	27,541
Total other assets	85,002	86,122
Total assets	$1,033,456	$1,046,751
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,650	$33,948
Other accrued expenses	150,147	166,513
Total current liabilities	181,797	200,461
Deferred income taxes	92,730	87,048
Deferred rent	65,570	64,209
Deemed landlord financing liability	52,639	51,802
Long-term debt	70,000	100,000
Other noncurrent liabilities	23,791	27,118
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 84,067,900 and 83,377,092 issued at June 29, 2010 and December 29, 2009, respectively	841	834
Additional paid-in capital	404,803	386,562
Retained earnings	677,439	639,544
Accumulated other comprehensive loss	—	(4,619)
Treasury stock, 24,257,237 and 23,100,079 shares at cost at June 29, 2010 and December 29, 2009, respectively	(536,154)	(506,208)
Total stockholders’ equity	546,929	516,113
Total liabilities and stockholders’ equity	$1,033,456	$1,046,751

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended June 29, 2010	Thirteen Weeks Ended June 30, 2009	Twenty-Six Weeks Ended June 29, 2010	Twenty-Six Weeks Ended June 30, 2009

Revenues	$418,909	$407,944	$824,342	$800,738

Costs and expenses:
Cost of sales	102,752	99,284	201,355	197,370
Labor expenses	136,038	135,143	271,207	268,383
Other operating costs and expenses	100,391	99,259	199,702	201,013
General and administrative expenses	23,766	26,075	47,190	47,485
Depreciation and amortization expenses	18,026	18,755	36,181	37,358
Preopening costs	641	469	2,735	2,189
Total costs and expenses	381,614	378,985	758,370	753,798
Income from operations	37,295	28,959	65,972	46,940
Interest expense	(10,547)	(7,459)	(13,556)	(12,489)
Interest income	17	101	168	309
Other income, net	191	630	537	455
Income before income taxes	26,956	22,231	53,121	35,215
Income tax provision	7,727	5,662	15,226	8,627
Net income	$19,229	$16,569	$37,895	$26,588

Net income per share:
Basic	$0.32	$0.28	$0.64	$0.45
Diluted	$0.32	$0.28	$0.62	$0.44

Weighted average shares outstanding:
Basic	59,238	59,337	59,261	59,326
Diluted	60,863	60,069	60,706	59,795

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total

Balance, December 29, 2009	83,377	$834	$386,562	$639,544	$(4,619)	$(506,208)	$516,113
Comprehensive income:
Net income	—	—	—	37,895	—	—	37,895
Net unrealized loss on derivative financial instrument	—	—	—	—	41	—	41
Loss reclassified into income due to cancellation of derivative financial instrument	—	—	—	—	4,578	—	4,578
Total comprehensive income							42,514
Issuance of common stock from stock options exercised	587	6	11,581	—	—	—	11,587
Tax impact of stock options exercised, net of cancellations	—	—	(53)	—	—	—	(53)
Stock-based compensation	—	—	6,713	—	—	—	6,713
Issuance of restricted stock, net of forfeitures	104	1	—	—	—	—	1
Purchase of treasury stock	—	—	—	—	—	(29,946)	(29,946)
Balance, June 29, 2010	84,068	$841	$404,803	$677,439	$—	$(536,154)	$546,929

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended June 29, 2010	Twenty-Six Weeks Ended June 30, 2009

Cash flows from operating activities:
Net income	$37,895	$26,588
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	36,181	37,358
Realized loss on derivative financial instrument	7,376	3,250
Deferred income taxes	351	(1,723)
Stock-based compensation	6,582	7,066
Tax impact of stock options exercised, net of cancellations	(53)	(862)
Excess tax benefit related to stock options exercised	(1,772)	(14)
Other	(656)	1,352
Changes in assets and liabilities:
Accounts receivable	5,083	6,248
Other receivables	12,467	16,722
Inventories	(4,586)	(5,381)
Prepaid expenses	2,014	(1,776)
Other assets	940	5,482
Accounts payable	(2,298)	(6,047)
Income taxes payable	(8,950)	16,918
Termination of derivative financial instrument	(7,376)	(3,250)
Other accrued expenses	(7,051)	2,144
Cash provided by operating activities	76,147	104,075
Cash flows from investing activities:
Additions to property and equipment	(17,865)	(17,084)
Sales of available-for-sale securities	—	1,000
Cash used in investing activities	(17,865)	(16,084)
Cash flows from financing activities:
Deemed landlord financing proceeds	1,635	2,567
Deemed landlord financing payments	(752)	(705)
Proceeds from exercise of employee stock options	11,587	350
Excess tax benefit related to stock options exercised	1,772	14
Repayment on credit facility	(30,000)	(75,000)
Purchase of treasury stock	(29,946)	—
Cash used in financing activities	(45,704)	(72,774)
Net change in cash and cash equivalents	12,578	15,217
Cash and cash equivalents at beginning of period	73,715	80,365
Cash and cash equivalents at end of period	$86,293	$95,582

Supplemental disclosures:
Interest paid	$14,281	$12,137
Income taxes paid	$18,318	$4,121

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated (referred to herein as the “Company,” “we,” “us” and “our”) and its wholly owned subsidiaries prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The financial statements presented herein have not been audited by an independent registered public accounting firm, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the financial condition, results of operations and cash flows for the period.  However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year.  The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions for the reporting periods covered by the financial statements.  These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent liabilities.  Actual amounts could differ from these estimates.

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

Fair Value of Financial Instruments

For cash and cash equivalents, the carrying amount approximates fair value because of the short maturity of these instruments.  The fair value of our long-term debt and deemed landlord financing liabilities are determined using current applicable rates for similar instruments as of the balance sheet date.  During the second quarter of fiscal 2010, we performed a review of market conditions and the borrowing rates currently available to us for facilities with similar terms and maturities.  Based on this analysis, we believe the carrying value of our long-term debt approximates fair value.  The fair value of our deemed landlord financing liabilities is $51.0 million versus a carrying value of $52.6 million.

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

2.  Inventories

Inventories consisted of (in thousands):

	June 29, 2010	December 29, 2009

Restaurant food and supplies	$12,194	$12,619
Bakery finished goods	10,123	5,530
Bakery raw materials and supplies	4,471	4,053
Total	$26,788	$22,202

3.  Long-Term Debt

Long-term debt consisted of (in thousands):

	June 29, 2010	December 29, 2009

Credit facility	$70,000	$100,000

In April 2007, we entered into a five-year revolving credit facility (“Facility”) with a maximum available borrowing commitment of $200 million.  In March 2008, we amended the Facility to increase the maximum available borrowing commitment to $300 million.  In January 2009, we entered into a second amendment, which reset our financial covenants and pricing, and also limited cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a liquidity threshold.  Borrowings under the amended Facility bear interest at a floating rate based on the London Interbank Offering Rate (LIBOR) plus a spread ranging from 2.50% to 2.75%, depending on our ratio of debt to trailing 12-month earnings before interest, taxes, depreciation, amortization and noncash stock option expense (“EBITDA”), as defined in the agreement.  In addition, we pay a commitment fee ranging from 0.40% to 0.45%, also depending on our ratio of debt to EBITDA, calculated on the average unused portion of the Facility.  The Facility restricts unsecured borrowings to $15 million and includes a pledge of our outstanding equity interests in The Cheesecake Factory Bakery Incorporated and The Cheesecake Factory Assets Co. LLC, which had carrying values of $85.8 million and $65.3 million, respectively, at June 29, 2010.

We are obligated to maintain certain financial covenants, which include a maximum debt to EBITDA ratio of 1.75 as of the fiscal quarter ending March 31, 2009 or 1.50 as of the end of any fiscal quarter thereafter, as well as a minimum EBITDAR (EBITDA plus rental expense), as defined in the Facility, to interest and rental expense ratio of 1.90 as of any of the fiscal quarters ending March 31, 2009 through September 28, 2010 or 2.00 as of the end of any fiscal quarter thereafter.  At June 29, 2010, our EBITDA and EBITDAR ratios were 0.34 and 2.41, respectively.  Therefore, we were in compliance with the financial covenants in effect under the Facility at that date.

Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of June 29, 2010, we had net availability for borrowings of $214 million, based on outstanding debt of $70 million and $16 million in standby letters of credit.  Since we have the contractual ability to maintain the outstanding balance on our Facility, the debt is classified as long-term on our consolidated balance sheets.

4.        Derivative Financial Instruments

At December 29, 2009, we held one zero-cost interest rate collar that hedged interest rate variability on the $100 million outstanding balance on our Facility as of that date.  This instrument consisted of a combination of a purchased cap option with a three-month LIBOR cap rate of 5.35% and a sold floor option with a three-month LIBOR floor rate of 4.69%, and had a maturity date of April 3, 2012.  During the second quarter of fiscal 2010, we unwound this collar at a cost of $7.4 million.  See Note 3 for further discussion of our credit facility.

This derivative qualified for hedge accounting as a cash flow hedge and, accordingly, was recognized at fair value as either an asset or liability on the consolidated balance sheets.  Changes in fair value were recorded in accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings when the related interest expense on the underlying borrowing was recognized.  We do not hold any derivative financial instruments for trading or speculative purposes.

The fair value and balance sheet locations of our derivative are as follows (in thousands):

		Fair Value of Liability Derivatives
	Balance Sheet Location	June 29, 2010	December 29, 2009
Interest rate contracts	Other accrued expenses	$—	$4,299
Interest rate contracts	Other noncurrent liabilities	—	3,945
Total		$—	$8,244

We had no derivative financial instruments in asset positions as of June 29, 2010 or December 29, 2009.  The fair value of our derivative financial instruments is estimated using the net present value of a series of cash flows on both the cap and floor components of the interest rate collars.  These cash flows are based on yield curves which take into account the contractual terms of the derivatives, including the period to maturity and market-based parameters such as interest rates and volatility.  We incorporated nonperformance risk by adjusting the present value of each liability position utilizing an estimation of our credit risk.

The effects of derivative instruments on our consolidated statements of operations are as follows (in thousands):

	Gain/(Loss) Recognized in AOCI on Derivative		Location of Gain/(Loss) Reclassified from AOCI into Income	Gain/(Loss) Reclassified from AOCI into Income
	Thirteen Weeks Ended			Thirteen Weeks Ended
	June 29, 2010	June 30, 2009		June 29, 2010	June 30, 2009
Interest rate contracts	$(63)	$2,967	Interest expense	$(8,498)	$(4,453)

	Gain/(Loss) Recognized in AOCI on Derivative		Location of Gain/(Loss) Reclassified from AOCI into Income	Gain/(Loss) Reclassified from AOCI into Income
	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	June 29, 2010	June 30, 2009		June 29, 2010	June 30, 2009
Interest rate contracts	$41	$2,764	Interest expense	$(9,638)	$(5,502)

5.  Fair Value Measurement

The following table presents our financial assets and liabilities that were accounted for at fair value as of June 29, 2010 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:

Cash invested in money market fund	$34,200	$—	$—

For assets that are measured using quoted prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs.  At June 29, 2010, we had $34.2 million of cash invested in tax-exempt money market funds.  These funds purchase only first-tier securities, and we have not experienced any losses in these accounts.  Therefore, we believe we are not exposed to significant risk on these investments.

6. Commitments and Contingencies

The Internal Revenue Service (“IRS”) audited our tax returns for fiscal years 2003 through 2006 with respect to the deductibility, under the provisions of Internal Revenue Code Section 162(m), of certain compensation in excess of $1 million per year paid to three current executive officers and one former executive officer resulting from their respective exercises of stock options later determined to be misdated (the “162(m) Dispute”).  On May 1, 2008, the IRS issued a Notice of Proposed Adjustment to us disallowing the deduction of approximately $5.1 million of compensation expense with respect to the exercise of stock options by such executive officers.  We believe that such stock option compensation qualifies as performance-based compensation that is not subject to the limitations on deductibility under Internal Revenue Code Section 162(m).  We received a Statutory Notice of Deficiency from the IRS for fiscal 2005 only and petitioned for redetermination of this notice with the United States Tax Court.  On May 11, 2010, we conducted a settlement conference with the IRS Office of Appeals resulting in a tentative agreement to resolve the 162(m) Dispute as to tax year 2005 only, which agreement is currently pending approval by the United States Tax Court.  With respect to tax years 2003, 2004 and 2006, we intend to continue discussions with the IRS in an effort to reach a favorable resolution and, if such resolution is not reached, to pursue all available administrative and legal remedies.  While we believe that all stock option compensation in the 162(m) Dispute qualifies as performance-based compensation under Internal Revenue Code Section 162(m) and is not subject to the limitations on deductibility, we have reserved $2.5 million for estimated taxes and interest due through June 29, 2010.  This reserve does not include penalties, nor does it include any adjustment for the potential settlement of the 2005 tax year.

On November 18, 2009, one former hourly restaurant employee in the State of Illinois filed a lawsuit in the U.S. District Court for the Northern District of Illinois (Morales v. The Cheesecake Factory, Inc.; Case No. 09 CV 7005) against us alleging violations of the Fair Labor Standards Act and Illinois Minimum Wage Law for alleged failure to pay overtime and minimum wages, among other claims.  This lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the respective plaintiff and other purported class members.  The plaintiff also seeks attorneys’ fees.  On June 11, 2010, the Plaintiff filed a motion for conditional class certification.  We filed our response to the motion on July 12, 2010.  No hearing date has been set by the Court.  We intend to vigorously defend this action.  Based on the current status of this matter, we have not reserved for any potential future payments.

On August 5, 2009, two former hourly restaurant employees in the State of California filed a class action lawsuit in the Los Angeles County Superior Court (Luque v. The Cheesecake Factory Restaurants, Inc.; Case No. BC415640) against us alleging violations of California’s wage and hour laws with respect to alleged failure to pay proper vacation wages at termination, failure to furnish wage statements, and violations of the California Business and Professions Code, among other claims. This lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the respective plaintiffs and other purported class members. The plaintiffs also seek attorneys’ fees.  The plaintiffs’ deadline for filing their motion for class certification was June 11, 2010, which they failed to timely file.  We intend to vigorously defend this action.  Based on the current status of this matter, we have not reserved for any potential future payments.

On January 20, 2009, one former hourly restaurant employee in the State of California filed a lawsuit in the San Diego County Superior Court (Giradin v. The Cheesecake Factory, Inc.; Case No. 37-2009-00081696-CU-OE-CTL) against us alleging violations of California’s wage and hour laws with respect to alleged failure to pay proper wages, failure to furnish accurate wage statements and violations of the California reporting time laws, among other claims.  This lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the respective plaintiff and other purported class members.  The plaintiff also seeks attorneys’ fees.  On January 8, 2010, the plaintiff filed a First Amended Complaint naming a new class representative and asserting additional claims under the California Labor Code Private Attorneys General Act of 2004.  We filed a demurer to the First Amended Complaint on February 22, 2010.  On April 23, 2010, the Court granted our motion and dismissed the plaintiff’s complaint.  If an appeal is filed, or the case is not otherwise fully dismissed, we intend to vigorously defend this action.  Based on the current status of this matter, we have not reserved for any potential future payments.

On July 2, 2008, the Equal Employment Opportunity Commission (EEOC) for the Cleveland District Office issued determination letters in Charges 532-2006-01040, -01030, -01042 in favor of three former employees alleging that we engaged in a pattern and practice of sex discrimination, and in the case of one claimant, racial discrimination, in violation of Title VII of the Civil Rights Act of 1964 (Title VII).  The determination alleges that our actions resulted in females as a class being denied entry and progression into upper ranks of management at our restaurants.  We deny these allegations.  The EEOC is seeking payment of alleged actual damages incurred by the claimants as well as compensatory and/or punitive monetary costs and remedial actions.  The parties failed to reach a conciliated settlement in 2008 and, to date, no further action has been taken by the EEOC with respect to these charges.  On July 30, 2008, the EEOC Cleveland District Office also filed a Commissioner’s Charge 532-2008-01856 alleging we violated Title VII for failing or refusing to select females for management positions in our restaurants because of their sex.  This Charge arises out of the facts alleged in EEOC Charges 532-2006-01040, -01030, -01042.  The EEOC is currently conducting its investigation into this Commissioner’s Charge.  While we are cooperating with the EEOC’s investigation, we deny these allegations and intend to vigorously defend against these charges.  Based upon the current status of these matters, we have not reserved for any potential future payments.

On January 9, 2007, two former hourly restaurant employees in the State of California filed a lawsuit in the Los Angeles County Superior Court against us alleging violations of California’s wage and hour laws with respect to alleged failure to pay proper wages, improper payroll deductions, and violations of the California meal and break period laws, among other claims (Guardado v. The Cheesecake Factory Restaurants, Inc. et al; Case No. BC360426).  This case was previously stayed by the parties through December 2008, pending the California Supreme Court’s decision to review Brinker Restaurant Corp. v. Superior Court of San Diego County (No. S166350, 2008). Subsequently, the parties entered into mediation proceedings that, to date, have not been successful. On February 23, 2009, an additional lawsuit with similar allegations was filed by another hourly restaurant employee in Santa Clara County Superior Court (Benitez v. The Cheesecake Factory Restaurants, Inc., et al; Case No. 109CV135687). In April, 2009, we gave notice to the respective courts in Case No. 109CV135687 and Case No. BC360426 that such cases may be related matters.  In March, 2010, we settled Case No. 109CV135687 for a nominal amount. On March 30, 2010, the Court set a trial date in Case No. BC360426.  The parties have resumed discovery and engaged in settlement discussions as part of ongoing mediation efforts in Case No. BC360426 before the scheduled trial date.  The plaintiffs in Case No. BC360426 seek unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members.  The plaintiffs also seek attorneys’ fees.  On June 1, 2010, the plaintiffs in Case No. BC360426 filed their motion for class certification, and on July 6, 2010, the Court denied such motion.  A notice of appeal was subsequently filed by the plaintiffs on August 3, 2010.  We intend to vigorously defend against this action.  On July 28, 2010, a lawsuit was filed against us in the Santa Clara County Superior Court (Rusteen v. The Cheesecake Factory Restaurants, Inc. et al; Case No. 1-10-CV-178233) claiming similar and additional allegations to those asserted in Case No. BC360426 including, among other things, violations of California’s wage and hour laws with respect to alleged failure to pay the plaintiff overtime, reporting time pay and minimum wages, allow proper meal breaks or rest periods, and provide adequate pay statements.  The plaintiff in Case No. 1-10-CV-178233 seeks unspecified amounts of penalties and other monetary payments on behalf of himself and other purported class members.  The plaintiffs also seek attorneys’ fees.  Based on the current status of this matter, we have not reserved for any potential future payments.

On August 29, 2006, five present and former hourly restaurant employees in the States of Tennessee, Texas and Arizona filed a lawsuit in the U.S. District Court for the Middle District of Tennessee against us alleging violations of the Fair Labor Standards Act with respect to alleged minimum wage violations, improper payroll deductions and requiring work “off the clock,” among other claims (Smith v. The Cheesecake Factory Restaurants, Inc. et al; Case No. 3 06 0829).  The lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. The plaintiffs also seek attorneys’ fees.  On February 4, 2010, the Court granted our motion to compel arbitration and issued an order dismissing all individual defendants in the case.  The plaintiffs filed their demand for arbitration on April 19, 2010.  On July 16, 2010, we filed a Motion to Appoint Arbitrators for the individual plaintiffs with the U.S. District Court.  We intend to vigorously defend this action.  Based on the current status of this matter, we have not reserved for any potential future payments.

On May 10, 2010, three present hourly restaurant employees in the State of California filed a class action lawsuit in the California Superior Court, Placer County, against us alleging violations of the California Labor Code by requiring employees to purchase uniforms and other work tools to perform their jobs, among other claims (Reed v. The Cheesecake Factory Restaurants, Inc. et al; Case No. S CV 27073).  The lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the respective plaintiffs and other purported class members. The plaintiffs also seek attorneys’ fees.  We intend to vigorously defend this action.  Based on the current status of this matter, we have not reserved for any potential future payments.

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

7. Stockholders’ Equity

We have an outstanding authorization from our Board of Directors to repurchase up to 31 million shares of our common stock.  Under this authorization, we have cumulatively repurchased a total of 24.3 million shares at a total cost of $536.2 million through June 29, 2010; we repurchased 1.2 million of these shares at a total cost of $29.9 million during the first half of fiscal 2010. The authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.

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

8.  Stock-Based Compensation

The following table presents information related to stock-based compensation (in thousands):

	Thirteen Weeks Ended June 29, 2010	Thirteen Weeks Ended June 30, 2009	Twenty-Six Weeks Ended June 29, 2010	Twenty-Six Weeks Ended June 30, 2009

Stock-based compensation expense	$2,939	$3,719	$6,582	$7,066

Income tax benefit	1,115	974	2,497	1,724

Capitalized stock-based compensation (1)	78	98	132	276

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

Stock Options

The weighted average fair value at the grant date for options issued during the second quarter of fiscal 2010 and 2009 was $11.14 and $8.16 per option, respectively.  The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the second quarter of fiscal 2010 and 2009, respectively: (a) no dividend yield on our stock, (b) expected stock price volatility of 40.0% and 55.0%, (c) a risk-free interest rate of 2.5% and 2.1%, and (d) an expected option term of 5.8 and 5.4 years.

Stock option activity during the twenty-six weeks ended June 29, 2010 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 29, 2009	10,254	$22.40
Granted	579	$22.90
Exercised	(587)	$19.74
Cancelled	(267)	$24.63
Outstanding at June 29, 2010	9,979	$22.53	5.6	$29,263

Exercisable at June 29, 2010	4,638	$26.13	4.0	$3,369

The total intrinsic value of options exercised for the thirteen and twenty-six weeks ended June 29, 2010 was $1.8 million and $3.9 million, respectively.  The total intrinsic value of options exercised for the thirteen and twenty-six weeks ended June 30, 2009 was $0.1 million and $0.2 million, respectively.  As of June 29, 2010, the total unrecognized stock-based compensation expense related to nonvested stock options was $21.3 million, which we expect to recognize over a weighted average period of approximately 2.9 years.

Restricted Shares

Restricted share activity during the twenty-six weeks ended June 29, 2010 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)	(Per share)

Outstanding at December 29, 2009	623	$16.32
Granted	107	22.94
Vested	(147)	25.28
Forfeited	(4)	9.20
Outstanding at June 29, 2010	579	$15.33

Fair value of our restricted shares is based on our closing stock price on the date of grant.  The weighted average fair value at the grant date for restricted shares issued during the second quarter of fiscal 2010 and 2009 was $22.94 and $16.11, respectively.  The fair value of shares that vested during the thirteen weeks and twenty-six weeks ended June 29, 2010 was $0.3 million and $3.7 million, respectively.  No restricted shares vested during the first half of fiscal 2009.  As of June 29, 2010, total unrecognized stock-based compensation expense related to nonvested restricted shares was $5.5 million, which we expect to recognize over a weighted average period of approximately 3.4 years.

9.  Net Income Per Share

At June 29, 2010 and June 30, 2009, 0.6 million and 0.8 million shares, respectively, of restricted stock issued to employees were unvested, and therefore excluded from the calculation of basic earnings per share for each of the fiscal quarters ended on those dates.  Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted shares, calculated using the treasury stock method.  Assumed proceeds from in-the-money options include windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by Financial Accounting Standards Codification 718, “Compensation — Stock Option Compensation.”

	Thirteen Weeks Ended June 29, 2010	Thirteen Weeks Ended June 30, 2009	Twenty-Six Weeks Ended June 29, 2010	Twenty-Six Weeks Ended June 30, 2009
	(In thousands, except per share data)
Net income	$19,229	$16,569	$37,895	$26,588

Basic weighted average shares outstanding	59,238	59,337	59,261	59,326
Dilutive effect of stock options and restricted shares	1,625	732	1,445	469

Diluted weighted average shares outstanding	60,863	60,069	60,706	59,795

Basic net income per share	$0.32	$0.28	$0.64	$0.45

Diluted net income per share	$0.32	$0.28	$0.62	$0.44

Shares of common stock equivalents of 3.8 million and 5.2 million for the thirteen and twenty-six weeks ended June 29, 2010 and 8.5 million and 9.9 million for the thirteen and twenty-six weeks ended June 30, 2009, respectively, were not included in the diluted calculation due to their anti-dilutive effect.

10.  Comprehensive Income

Comprehensive income consisted of (in thousands):

	Thirteen Weeks Ended June 29, 2010	Thirteen Weeks Ended June 30, 2009	Twenty-Six Weeks Ended June 29, 2010	Twenty-Six Weeks Ended June 30, 2009

Net income	$19,229	$16,569	$37,895	$26,588
Net unrealized gain on available-for-sale securities	—	—	—	1
Unrealized (loss)/gain on derivative financial instruments	(63)	942	41	739
Loss reclassified into income due to cancellation of financial instrument	4,578	2,025	4,578	2,025

Total	$23,744	$19,536	$42,514	$29,353

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

Segment information is presented below (in thousands):

	Thirteen Weeks Ended June 29, 2010	Thirteen Weeks Ended June 30, 2009	Twenty-Six Weeks Ended June 29, 2010	Twenty-Six Weeks Ended June 30, 2009
Revenue:
Restaurants	$404,797	$393,582	$798,469	$773,241
Bakery	27,182	26,606	52,530	51,540
Intercompany bakery sales	(13,070)	(12,244)	(26,657)	(24,043)
Total	$418,909	$407,944	$824,342	$800,738

Income from operations:
Restaurants	$58,387	$51,470	$107,727	$88,530
Bakery	2,219	3,808	4,734	6,112
Corporate	(23,311)	(26,319)	(46,489)	(47,702)
Total	$37,295	$28,959	$65,972	$46,940

Depreciation and amortization:
Restaurants	$15,971	$16,375	$32,002	$32,613
Bakery	772	766	1,539	1,523
Corporate	1,283	1,614	2,640	3,222
Total	$18,026	$18,755	$36,181	$37,358

Capital expenditures:
Restaurants	$10,113	$5,293	$16,387	$15,068
Bakery	230	303	355	475
Corporate	610	900	1,123	1,541
Total	$10,953	$6,496	$17,865	$17,084

	June 29, 2010	December 29, 2009
Total assets:
Restaurants	$860,425	$881,545
Bakery	52,238	53,607
Corporate	120,793	111,599
Total	$1,033,456	$1,046,751

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

In connection with the “safe harbor” provisions of the Act, we have identified and are disclosing important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf (see Part II, Item 1A of this report, “Risk Factors,” and Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2009).  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements.  Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made.  Except as may be required by law, we do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

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

As of August 5, 2010, we operated 162 upscale, casual, full-service dining restaurants: 148 under The Cheesecake Factory® mark, 13 under the Grand Lux Cafe® mark and one under the RockSugar Pan Asian Kitchen® mark.  We also operated two bakery production facilities and licensed two limited menu bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.

The Cheesecake Factory is an upscale casual dining concept that offers more than 200 menu items including appetizers, pizza, seafood, steaks, chicken, burgers, pasta, specialty items, salads, sandwiches, omelets and desserts, including approximately 40 varieties of cheesecake and other baked desserts.  Grand Lux Cafe and RockSugar Pan Asian Kitchen are also upscale casual dining concepts offering approximately 200 and 80 menu items, respectively.  In contrast to many chain restaurant operations, substantially all of our menu items (except certain desserts manufactured at our bakery production facilities) are prepared on the restaurant premises using high quality, fresh ingredients based on innovative and proprietary recipes.  We believe our restaurants are recognized by consumers for offering value with generous food portions at moderate prices.  Our restaurants’ distinctive, contemporary design and decor create a high-energy ambiance in a casual setting.  Our restaurants currently range in size from 5,400 to 21,000 interior square feet, provide full liquor service and are generally open seven days a week for lunch and dinner, as well as Sunday brunch.

Overview

In addition to being highly competitive, the restaurant industry is affected by changes in consumer tastes and discretionary spending patterns; changes in general economic conditions; public safety conditions; demographic trends; weather conditions; the cost and availability of food products, labor and energy; purchasing power; and government regulations.  Accordingly, as part of our strategy we must constantly evolve and refine the critical elements of our restaurant concepts to protect our competitiveness and to maintain and enhance the strength of our brands.

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

	Thirteen Weeks Ended June 29, 2010	Thirteen Weeks Ended June 30, 2009	Twenty-Six Weeks Ended June 29, 2010	Twenty-Six Weeks Ended June 30, 2009

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	24.5	24.3	24.5	24.6
Labor expenses	32.5	33.1	32.9	33.5
Other operating costs and expenses	24.0	24.3	24.2	25.1
General and administrative expenses	5.7	6.5	5.7	5.9
Depreciation and amortization expenses	4.3	4.6	4.4	4.7
Preopening costs	0.1	0.1	0.3	0.3
Total costs and expenses	91.1	92.9	92.0	94.1
Income from operations	8.9	7.1	8.0	5.9
Interest expense	(2.5)	(1.8)	(1.7)	(1.6)
Interest income	—	—	—	—
Other income, net	—	0.1	0.1	0.1
Income before income taxes	6.4	5.4	6.4	4.4
Income tax provision	1.8	1.3	1.8	1.1
Net income	4.6%	4.1%	4.6%	3.3%

Thirteen Weeks Ended June 29, 2010 Compared to Thirteen Weeks Ended June 30, 2009

Revenues

Revenues increased 2.7% to $418.9 million for the thirteen weeks ended June 29, 2010 compared to $407.9 million for the thirteen weeks ended June 30, 2009.

Restaurant sales increased 2.8% to $404.8 million compared to $393.6 million in the prior year second quarter.  The resulting sales increase of $11.2 million consisted of a $6.1 million increase in The Cheesecake Factory and Grand Lux Cafe comparable restaurant sales and a $5.1 million increase from restaurants not in the comparable sales base.  Comparable sales at The Cheesecake Factory and Grand Lux Cafe restaurants increased by 1.6% from the second quarter of fiscal 2009 to the second quarter of fiscal 2010.  At June 29, 2010, there were three The Cheesecake Factory restaurants not included in the comparable sales base.  The Cheesecake Factory and Grand Lux Cafe restaurants become eligible to enter our comparable sales calculations in their 19th month of operation.

Comparable sales at The Cheesecake Factory restaurants increased 1.6% from the prior year second quarter driven primarily by improved guest traffic.  We implemented effective menu price increases of approximately 0.6% and 0.8% during the first quarter of fiscal 2010 and the third quarter of fiscal 2009, respectively.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, The Cheesecake Factory menu includes a 1.4% increase in pricing for the thirteen weeks ended June 29, 2010.  This increased traffic and menu pricing was partially offset by unfavorable menu mix shifts due to ongoing check management by guests, particularly with regard to the purchase of non-alcoholic beverages.

Comparable sales at our Grand Lux Cafe restaurants increased 0.9% from the prior year second quarter, also driven by improved guest traffic.  We implemented effective menu price increases of approximately 0.3% and 0.6% in the second and fourth quarters of 2009, respectively.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, the Grand Lux Cafe menu includes a 0.9% increase in pricing for the thirteen weeks ended June 29, 2010.  This increased traffic and menu pricing was partially offset by unfavorable menu mix shifts due to ongoing check management by guests, particularly with regard to the purchase of non-alcoholic beverages.

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

Total restaurant operating weeks increased 1.3% to 2,106 for the thirteen weeks ended June 29, 2010 due to the opening of two new restaurants during the trailing 15-month period.  In addition, average sales per restaurant operating week increased 1.6% to $192,200 compared to the second quarter of fiscal 2009 due principally to the improvement in guest traffic.

Bakery sales to other foodservice operators, retailers and distributors decreased 1.4% to $14.1 million for the thirteen weeks ended June 29, 2010 compared to $14.3 million for the comparable period of last year.

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

As a percentage of revenues, cost of sales increased slightly to 24.5% in the second quarter of fiscal 2010 compared to 24.3% in the comparable period of last year.  This increase was due primarily to pressure from dairy and cheese costs, partially offset by pricing leverage on commodity costs and savings associated with our cost of sales initiatives, including the development of new menu items with lower food costs, negotiation of more favorable pricing for commodities and improvements in our supply chain.

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

We have taken steps to qualify multiple suppliers and enter into agreements for some of the key commodities used in our restaurant and bakery operations.  However, there can be no assurance that future supplies and costs for these commodities will not fluctuate due to weather and other market conditions outside of our control.  For new restaurants, cost of sales will typically be higher during the first 90 to 120 days of operations until our management team at each new restaurant becomes more accustomed to optimally predicting, managing and servicing the sales volumes at the new restaurant.

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, decreased to 32.5% in the second quarter of fiscal 2010 compared to 33.1% in the comparable period of last year.  This decrease was primarily due to overall productivity gains as a result of our operational initiatives and leverage from positive comparable sales.  Stock-based compensation included in labor was $1.2 million in the second quarter of fiscal 2010 compared to $1.5 million in the second quarter of fiscal 2009.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead, selling and distribution expenses.  As a percentage of revenues, other operating costs and expenses decreased to 24.0% for the thirteen weeks ended June 29, 2010 from 24.3% for the comparable period of last year.  This decrease was primarily due to savings from our cost management initiatives, to comparable sales leverage and to lower self-insurance expense for workers’ compensation and general liability claims, partially offset by the timing of higher marketing expenses.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, as well as the restaurant field supervision, bakery administrative, and corporate support organizations.  As a percentage of revenues, G&A expenses decreased to 5.7% for the thirteen weeks ended June 29, 2010 versus 6.5% for the comparable period of fiscal 2009.  The majority of this decline is due to a $2.6 million charge in the second quarter of fiscal 2009 resulting from a change in the amount and structure of the founder’s retirement benefit contained in the employment agreement with our Chief Executive Officer.  In addition, the amount of stock-based compensation included in G&A expenses declined to $1.7 million in the second quarter of fiscal 2010 from $2.2 million in the comparable period of fiscal 2009.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization decreased to 4.3% for the thirteen weeks ended June 29, 2010 compared to 4.6% for the same period of last year.  The decrease is primarily attributable to lower depreciation expense resulting from the impairment charge we recorded in the fourth quarter of fiscal 2009, as well as leverage from positive comparable sales.

Preopening Costs

Preopening costs were $0.6 million for the thirteen weeks ended June 29, 2010 compared to $0.5 million in the comparable period of the prior year.  Although we did not open any restaurants during the second quarter of fiscal 2010 or fiscal 2009, preopening costs were incurred in both years for restaurant openings in progress, maintaining a roster of trained managers for pending openings, and the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs.

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

Interest Expense, Interest Income and Other Income/(Expense), Net

Interest expense increased to $10.5 million for the second quarter of fiscal 2010 compared to $7.5 million for the comparable period last year, due primarily to $7.4 million incurred in the second quarter of fiscal 2010 to unwind the remaining interest rate collar as compared to $3.3 million incurred to unwind an interest rate collar in the second quarter of fiscal 2009.  This increase was partially offset by lower interest expense in the second quarter of fiscal 2010 due to lower average outstanding debt balances during this period as compared to the prior year.  Interest expense also included $1.1 million and $0.9 for the second quarter of fiscal 2010 and fiscal 2009, respectively, associated with landlord construction allowances deemed to be financing in accordance with accounting guidance.

We had less than $0.1 million interest income in the second quarter of fiscal 2010 compared to $0.1 million in the second quarter of fiscal 2009.

We recorded net other income of $0.2 million for the thirteen weeks ended June 29, 2010 compared to $0.6 million for the comparable prior year period.  This variance primarily relates to changes in the value of our investments in variable life insurance contracts used to support our Executive Savings Plan (“ESP”), a non-qualified deferred compensation plan.

Income Tax Provision

Our effective income tax rate was 28.7% for the second quarter of fiscal 2010 compared to 25.5% for the comparable prior year period.  This increase was primarily attributable to a lower proportion of employment-related tax credits in relation to pretax income, as well as lower non-taxable gains on our investments in variable life insurance contracts used to support our ESP in the second quarter of fiscal 2010 compared to the comparable prior year period.

Twenty-Six Weeks Ended June 29, 2010 Compared to Twenty-Six Weeks Ended June 30, 2009

Revenues

Revenues increased 2.9% to $824.3 million for the twenty-six weeks ended June 29, 2010 compared to $800.7 million in revenues reported for the twenty-six weeks ended June 30, 2009.

Restaurant sales increased 3.3% to $798.4 million compared to $773.2 million for the same period of the prior year.  The increase consisted of a $16.4 million increase in The Cheesecake Factory and Grand Lux Cafe comparable restaurant sales and a $8.8 million increase from restaurants not in the comparable sales base.

Comparable sales at The Cheesecake Factory restaurants increased 2.1% from the first half of fiscal 2009 primarily driven by improved guest traffic.  We implemented effective menu price increases of approximately 0.6% and 0.8% during the first quarter of fiscal 2010 and the third quarter of fiscal 2009, respectively.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, The Cheesecake Factory menu includes a 1.4% increase in pricing for the thirteen weeks ended June 29, 2010.  This increased menu pricing was partially offset by unfavorable menu mix shifts due to ongoing check management by guests, particularly with regard to the purchase of non-alcoholic beverages.

Comparable sales at our Grand Lux Cafe restaurants increased 2.5% in the first half of fiscal 2010 as compared to the prior year, also driven by improved guest traffic.  We implemented effective menu price increases of approximately 0.3% and 0.6% in the second and fourth quarters of 2009, respectively.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, the Grand Lux Cafe menu includes a 0.9% increase in pricing for the thirteen weeks ended June 29, 2010.  This increased traffic and menu pricing was partially offset by unfavorable menu mix shifts due to ongoing check management by guests, particularly with regard to the purchase of non-alcoholic beverages.

Bakery sales decreased 5.8% to $25.9 million for the twenty-six weeks ended June 29, 2010 compared to $27.5 million for the comparable period of last year. This decrease is due primarily to lower sales to the warehouse clubs.

Cost of Sales

As a percentage of revenues, cost of sales decreased slightly to 24.5% for the twenty-six weeks ended June 29, 2010 compared to 24.6% in the comparable period of last year.  This decrease was attributable to savings associated with our cost of sales initiatives, including the development of new menu items with lower food costs, negotiation of more favorable pricing for commodities and improvements in our supply chain, as well as to pricing leverage on commodity costs.  These declines were partially offset by pressure from dairy and cheese costs.

Labor Expenses

As a percentage of revenues, labor expenses for the twenty-six weeks ended June 29, 2010 decreased to 32.9% compared to 33.5% in the comparable period of last year.  This decrease was primarily due to overall productivity gains as a result of our operational initiatives and leverage from positive comparable sales.  Stock-based compensation included in labor was $2.7 million for the first half of fiscal 2010 compared to $2.8 million in the first half of fiscal 2009.

Other Operating Costs and Expenses

As a percentage of revenues, other operating costs and expenses decreased to 24.2% for the twenty-six weeks ended June 29, 2010 from 25.1% for the comparable period of last year.  This decrease was primarily due to lower self-insurance expense for workers’ compensation and general liability claims, savings from our cost management initiatives and leverage of fixed costs due to positive comparable sales.

General and Administrative Expenses

As a percentage of revenues, G&A expenses decreased to 5.7% for the twenty-six weeks ended June 29, 2010 versus 5.9% for the comparable period of fiscal 2009.  This decrease was primarily due to a charge in the second quarter of fiscal 2009 resulting from a change in the amount and structure of the founder’s retirement benefit contained in the employment agreement with our Chief Executive Officer, partially offset by a higher accrual for corporate bonuses in the first half of fiscal 2010 than was required in the comparable prior year period.  G&A expenses included $3.8 million and $4.1 million of stock-based compensation expense in the first half of fiscal 2010 and fiscal 2009, respectively.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization decreased to 4.4% for the twenty-six weeks ended June 29, 2010 compared to 4.7% for the same period of last year.  The decrease is primarily attributable to lower depreciation expense resulting from the impairment charge we recorded in the fourth quarter of fiscal 2009, as well as leverage from positive comparable sales.

Preopening Costs

Preopening costs increased to $2.7 million for the twenty-six weeks ended June 29, 2010 compared to $2.2 million in the comparable period of the prior year.  We incurred preopening costs to open two The Cheesecake Factory restaurants in the first half of fiscal 2010 compared to opening one The Cheesecake Factory restaurant during the first half of fiscal 2009.  In addition, preopening costs were incurred in the first half of fiscal 2010 for restaurant openings in progress and in both years for maintaining a roster of trained managers for pending openings, and the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs.

Interest Expense, Interest Income and Other Income/(Expense), Net

Interest expense increased to $13.6 million for the first half of fiscal 2010 compared to $12.5 million for the comparable period last year, due to $7.4 million incurred in the second quarter of fiscal 2010 to unwind the remaining interest rate collar compared to $3.3 million incurred to unwind an interest rate collar in the second quarter of fiscal 2009.  This increase was partially offset by lower interest expense in the first half of fiscal 2010 due to lower average outstanding debt balances during this period as compared to the prior year.  Interest expense also included $2.0 million and $1.8 for the first half of fiscal 2010 and fiscal 2009, respectively, associated with landlord construction allowances deemed to be financing in accordance with accounting guidance.

Interest income was $0.2 million for the twenty-six weeks ended June 29, 2010 compared to $0.3 million for the comparable period last year.

We recorded net other income of $0.5 million for both the twenty-six weeks ended June 29, 2010 and June 30, 2009.

Income Tax Provision

Our effective income tax rate was 28.7% for the first half of fiscal 2010 compared to 24.4% for the comparable prior year period.  This increase was primarily attributable to a lower proportion of employment-related tax credits in relation to pretax income, as well as lower non-taxable gains on our investments in variable life insurance contracts used to support our ESP.

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

We calculate these non-GAAP measures by eliminating from net income and diluted net income per share the impact of items we do not consider indicative of our ongoing operations.  We believe these adjusted measures provide additional information to facilitate the comparison of our past and present financial results.  We utilize results that both include and exclude the identified items in evaluating business performance.  However, our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items.  In the future, we may incur expenses or generate income similar to the adjusted items.

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen Weeks Ended June 29, 2010	Thirteen Weeks Ended June 30, 2009	Twenty-Six Weeks Ended June 29, 2010	Twenty-Six Weeks Ended June 30, 2009

Net income	$19,229	$16,569	$37,895	$26,588
After-tax impact from:
Unwinding of interest rate collars (1)	4,426	1,950	4,426	1,950
Chairman and CEO employment agreement (2)	—	1,530	—	1,530
Realization of investment in variable life insurance contract (3)	—	(668)	—	(668)
Adjusted net income	$23,655	$19,381	$42,321	$29,400

Diluted net income per share	$0.32	$0.28	$0.62	$0.44
After-tax impact from:
Unwinding of interest rate collars (1) (4)	0.07	0.03	0.08	0.03
Chairman and CEO employment agreement (2)	—	0.02	—	0.02
Realization of investment in variable life insurance contract (3)	—	(0.01)	—	(0.01)
Adjusted net income per share	$0.39	$0.32	$0.70	$0.48

(1)          Represents costs to unwind derivative instruments in conjunction with reducing the outstanding balance on our revolving credit facility.  The pre-tax amounts associated with this item are $7,376 and $3,250 in the second quarter of fiscal 2010 and 2009, respectively.  These charges were recorded in interest expense.

(2)          Represents a charge resulting from a change in the amount and structure of the retirement benefit contained in the employment agreement with our Chief Executive Officer.  The pre-tax amount associated with this item was $2,550 and was recorded in general and administrative expenses.

(3)          Represents the realization of proceeds from one of our variable life insurance contracts used to support our Executive Savings Plan, a non-qualified deferred compensation plan.  This item is non-taxable and was recorded in other income, net.

(4)   The diluted net income per share impact differs between the thirteen weeks and twenty-six weeks ended June 29, 2010 due to a variance in the number of diluted shares outstanding for these two periods.

Fiscal 2010 Outlook

In fiscal 2010, we plan to open three new The Cheesecake Factory restaurants, two of which opened in the first quarter.  We estimate adjusted diluted earnings per share for fiscal 2010 will be between $1.32 and $1.38 based on an assumption that comparable restaurant sales will be in a range of between 1.0% and 1.5%.  Adjusted diluted earnings per share excludes the $0.08 per share charge incurred in the second quarter of fiscal 2010 to unwind a derivative instrument.  See the preceding Non-GAAP Measures section for the reconciliation of diluted earnings per share to adjusted diluted earnings per share.  We expect cash capital expenditures in fiscal 2010 to range between $45 million and $50 million, of which approximately $18 million to $20 million will be used to fund new restaurant openings for the current and upcoming fiscal years, approximately $20 million to $22 million will be used for maintenance and capacity addition expenditures to our existing restaurants and $7 million to $8 million for bakery and corporate infrastructure investments.  We expect to generate free cash flow, defined as cash flow provided by operating activities less capital expenditures, of approximately $115 million to $125 million and plan to utilize a majority of our free cash flow to reduce the outstanding balance on our credit facility, repurchase outstanding shares of our common stock, or a combination of both.

Liquidity and Capital Resources

The following tables present, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in millions):

	June 29, 2010	December 29, 2009

Cash on hand	$86.3	$73.7
Net working capital	$(3.6)	$(28.2)
Current ratio	1.0:1	0.9:1
Long-term debt and deemed landlord financing liability, including current portion (1)	$124.2	$153.3

	Twenty-Six Weeks Ended June 29, 2010	Twenty-Six Weeks Ended June 30, 2009

Cash provided by operating activities	$76.1	$104.1
Capital expenditures	$(17.9)	$(17.1)
Repayment on credit facility	$(30.0)	$(75.0)
Purchase of treasury stock	$(29.9)	$—

(1)                    Landlord construction allowances related to restaurant locations for which we are deemed, for accounting purposes only, to have an ownership interest are reflected in our balance sheets as deemed landlord financing.  This liability is amortized over the lease term based on the rent payments designated in the lease agreement.

During the twenty-six weeks ended June 29, 2010, our cash on hand increased by $12.6 million to $86.3 million from the period ended December 29, 2009.  This increase was primarily attributable to cash provided by operating activities and proceeds from the exercise of employee stock options, partially offset by a repayment on our credit facility, treasury stock purchases and capital expenditures.  At June 29, 2010, we had $34.2 million of cash invested in tax-exempt money market funds.  These funds purchase only first-tier securities, and we have not experienced any losses in these accounts.  Therefore, we believe we are not exposed to significant risk on these investments.

For fiscal 2010, we currently estimate our cash outlays for capital expenditures to range between $45 million and $50 million, net of agreed-upon up-front cash landlord construction contributions and excluding $5 million of expected noncapitalizable preopening costs for new restaurants.  Our estimate for capital expenditures for fiscal 2010 contemplates a net outlay of $18 million to $20 million for three The Cheesecake Factory restaurants to be opened during fiscal 2010 and estimated construction-in-progress disbursements for anticipated fiscal 2011 openings.  Two locations were opened during the first quarter of fiscal 2010.  Expected capital expenditures for fiscal 2010 also include approximately $20 million to $22 million for maintenance and capacity addition expenditures to our existing restaurants and $7 million to $8 million for bakery and corporate infrastructure investments.

At June 29, 2010, we had $70 million of borrowings outstanding under our $300 million Facility.  Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of June 29, 2010, we had net availability for borrowings of $214 million, based on outstanding debt of $70 million and $16 million in standby letters of credit.  See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.

At December 29, 2009, we held one zero-cost interest rate collar that hedged interest rate variability on the $100 million outstanding balance on our Facility.  This instrument consisted of a combination of a purchased cap option with a three-month LIBOR cap rate of 5.35% and a sold floor option with a three-month LIBOR floor rate of 4.69%, and had a maturity date of April 3, 2012.  During the second quarter of fiscal 2010, we unwound this collar at a cost of $7.4 million.  See Notes 3 and 4 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our credit facility and derivative financial instruments, respectively.

We have an outstanding authorization from our Board of Directors to repurchase up to 31 million shares of our common stock.  Under this authorization, we have cumulatively repurchased a total of 24.3 million shares at a total cost of $536.2 million through June 29, 2010; we repurchased 1.2 million of these shares at a total cost of $29.9 million during the first half of fiscal 2010. The authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  See Note 7 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our share repurchases.

Based on our current expansion objectives, we believe that our cash and cash equivalents, combined with expected cash flows provided by operations, available borrowings under our credit facility and expected landlord construction contributions should be sufficient in the aggregate to finance our planned capital expenditures and other operating activities during the upcoming twelve months.

As of June 29, 2010, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties.  Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We are exposed to market risk from interest rate changes on our funded debt.  This exposure relates to the component of the interest rate on our $300 million Facility that is indexed to three-month LIBOR.  At June 29, 2010, we had $70 million in debt outstanding under the Facility.  A hypothetical 1% interest rate change would have a $0.7 million impact on annual interest expense. See Note 4 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.

We are also subject to market risk related to our investments in variable life insurance contracts used to support our ESP, to the extent these investments are not equivalent to the related liability.  In addition, because changes in these investments are not taxable, the full impact of gains or losses affects net income.  Based on balances at June 29, 2010, a hypothetical 10% decline in the market value of our deferred compensation assets and related liabilities would not impact income before income taxes; however, net income would decrease by $0.7 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 29, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 29, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information regarding our purchase during the thirteen weeks ended June 29, 2010 of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 31 — May 4, 2010	2,700	$26.96	2,700	7,406,403
May 5 — June 1, 2010	493,782	26.55	493,782	6,912,621
June 2 — June 29, 2010	173,608	24.55	173,608	6,739,013
Total	670,090		670,090

We have an outstanding authorization from our Board of Directors to repurchase up to 31 million shares of our common stock.  Under this authorization, we have cumulatively repurchased a total of 24.3 million shares at a total cost of $536.2 million through June 29, 2010; we repurchased 1.2 million of these shares at a total cost of $29.9 million during the first half of fiscal 2010. The authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  See Note 7 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our share repurchases.

Our Facility limits our cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a liquidity threshold.  See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our credit facility.

Item 6.  Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by reference from Exhibit Number	Filed with SEC
Exhibit 2.1	Form of Reorganization Agreement	Amend. No. 1 to Form S-1	333-47936	2.1	8/17/92

Exhibit 3.1	Certificate of Incorporation	10-Q	000-20574	3.1	7/26/05

Exhibit 3.2	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock, $.01 Par Value	10-Q	000-20574	3.2	7/26/05

Exhibit 3.3	Certificate of Amendment of Certificate of Incorporation	10-Q	000-20574	3.3	7/26/05

Exhibit 3.4	Amendments to Certificate of Incorporation	8-K	000-20574	3.1	5/28/08

Exhibit 3.6	Amended and Restated Bylaws, as of May 20, 2009	8-K	000-20574	3.8	5/27/09

Exhibit 4.1	Form of Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	Form 8-A	000-20574	1	8/19/08

Exhibit 4.2	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	Amend. No. 1 to Form 8-A	000-20574	2	11/13/03

Exhibit 4.3	Amendment No. 2 to Rights Agreement dated as of August 1, 2008 between The Cheesecake Factory Incorporated and Computershare Trust Company	Amend. No. 2 to Form 8-A	000-20574	3	8/1/08

Exhibit 10.1	2010 Stock Incentive Plan*	S-8	333-167298	99.1	6/3/10

Exhibit 10.2	2010 Amended and Restated Annual Performance Incentive Plan, as amended and restated June 2, 2010*	DEF 14A	000-20574	Appendix B	4/23/10

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer	—	—	—	Filed herewith

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer	—	—	—	Filed herewith

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

Exhibit 101	XBRL (Extensible Business Reporting Language) The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2010, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of stockholders’ equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.	—	—	—	Filed herewith

*Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2010	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ W. DOUGLAS BENN
W. Douglas Benn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)