Form 10-Q
period 2010-09-28
CHEESECAKE FACTORY INC
filed 2010-11-04
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2010

or

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

Yes ☐   No ☒

As of October 29, 2010, 59,259,358 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

PART I.         FINANCIAL INFORMATION

Item 1.            Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 28, 2010	December 29, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,794	$73,715
Accounts receivable	9,744	11,352
Income tax receivable	5,874	1,875
Other receivables	16,371	27,475
Inventories	29,924	22,202
Prepaid expenses	23,232	27,871
Deferred income taxes	8,257	7,737
Total current assets	153,196	172,227
Property and equipment, net	761,422	788,402
Other assets:
Trademarks	4,451	4,338
Prepaid rent	51,387	54,243
Other	30,256	27,541
Total other assets	86,094	86,122
Total assets	$1,000,712	$1,046,751
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,450	$33,948
Other accrued expenses	143,612	166,513
Total current liabilities	173,062	200,461
Deferred income taxes	93,045	87,048
Deferred rent	66,418	64,209
Deemed landlord financing liability	50,879	51,802
Long-term debt	40,000	100,000
Other noncurrent liabilities	25,433	27,118
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 84,126,026 and 83,377,092 issued at September 28, 2010 and December 29, 2009, respectively	841	834
Additional paid-in capital	409,004	386,562
Retained earnings	699,392	639,544
Accumulated other comprehensive loss	—	(4,619)
Treasury stock, 25,168,961 and 23,100,079 shares at cost at September 28, 2010 and December 29, 2009, respectively	(557,362)	(506,208)
Total stockholders’ equity	551,875	516,113
Total liabilities and stockholders’ equity	$1,000,712	$1,046,751

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended September 28, 2010	Thirteen Weeks Ended September 29, 2009	Thirty-Nine Weeks Ended September 28, 2010	Thirty-Nine Weeks Ended September 29, 2009

Revenues	$418,352	$400,640	$1,242,694	$1,201,378

Costs and expenses:
Cost of sales	102,073	95,777	303,428	293,147
Labor expenses	137,268	131,987	408,475	400,370
Other operating costs and expenses	104,208	102,341	303,910	303,354
General and administrative expenses	23,957	23,917	71,147	71,402
Depreciation and amortization expenses	17,902	18,688	54,083	56,046
Preopening costs	1,535	594	4,270	2,783
Total costs and expenses	386,943	373,304	1,145,313	1,127,102
Income from operations	31,409	27,336	97,381	74,276
Interest expense	(1,748)	(5,594)	(15,304)	(18,083)
Interest income	20	40	188	349
Other (expense)/income, net	(391)	236	146	691
Income before income taxes	29,290	22,018	82,411	57,233
Income tax provision	7,337	5,760	22,563	14,387
Net income	$21,953	$16,258	$59,848	$42,846

Net income per share:
Basic	$0.38	$0.27	$1.01	$0.72
Diluted	$0.37	$0.27	$0.99	$0.71

Weighted average shares outstanding:
Basic	58,427	59,359	59,057	59,337
Diluted	59,743	60,328	60,453	60,224

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total

Balance, December 29, 2009	83,377	$834	$386,562	$639,544	$(4,619)	$(506,208)	$516,113
Comprehensive income:
Net income	—	—	—	59,848	—	—	59,848
Net unrealized loss on derivative financial instrument	—	—	—	—	41	—	41
Loss reclassified into income due to cancellation of derivative financial instrument	—	—	—	—	4,578	—	4,578
Total comprehensive income							64,467
Issuance of common stock from stock options exercised	652	6	12,843	—	—	—	12,849
Tax impact of stock options exercised, net of cancellations	—	—	(24)	—	—	—	(24)
Stock-based compensation	—	—	9,623	—	—	—	9,623
Issuance of restricted stock, net of forfeitures	97	1	—	—	—	—	1
Purchase of treasury stock	—	—	—	—	—	(51,154)	(51,154)
Balance, September 28, 2010	84,126	$841	$409,004	$699,392	$—	$(557,362)	$551,875

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended September 28, 2010	Thirty-Nine Weeks Ended September 29, 2009

Cash flows from operating activities:
Net income	$59,848	$42,846
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	54,083	56,046
Realized loss on derivative financial instrument	7,376	5,264
Deferred income taxes	(430)	(2,800)
Stock-based compensation	9,473	10,483
Tax impact of stock options exercised, net of cancellations	(24)	(872)
Excess tax benefit related to stock options exercised	(1,934)	(277)
Other	(467)	1,601
Changes in assets and liabilities:
Accounts receivable	1,608	2,111
Other receivables	11,104	17,319
Inventories	(7,722)	(5,558)
Prepaid expenses	4,639	229
Other assets	(266)	4,646
Accounts payable	(4,498)	(10,273)
Income taxes payable	(3,999)	24,726
Termination of derivative financial instrument	(7,376)	(5,264)
Other accrued expenses	(11,119)	6,256
Cash provided by operating activities	110,296	146,483
Cash flows from investing activities:
Additions to property and equipment	(29,415)	(24,449)
Sales of available-for-sale securities	—	1,000
Cash used in investing activities	(29,415)	(23,449)
Cash flows from financing activities:
Deemed landlord financing proceeds	2,707	3,860
Deemed landlord financing payments	(1,138)	(1,067)
Proceeds from exercise of employee stock options	12,849	832
Excess tax benefit related to stock options exercised	1,934	277
Repayment on credit facility	(60,000)	(125,000)
Purchase of treasury stock	(51,154)	—
Cash used in financing activities	(94,802)	(121,098)
Net change in cash and cash equivalents	(13,921)	1,936
Cash and cash equivalents at beginning of period	73,715	80,365
Cash and cash equivalents at end of period	$59,794	$82,301

Supplemental disclosures:
Interest paid	$15,981	$16,227
Income taxes paid	$22,935	$5,404

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

Fair Value of Financial Instruments

For cash and cash equivalents, the carrying amount approximates fair value because of the short maturity of these instruments.  The fair value of our long-term debt and deemed landlord financing liabilities are determined using current applicable rates for similar instruments as of the balance sheet date.  During the second quarter of fiscal 2010, we performed a review of market conditions and the borrowing rates currently available to us for facilities with similar terms and maturities.  Based on this analysis, we believe the carrying value of our long-term debt approximates fair value.  The fair value of our deemed landlord financing liabilities at September 28, 2010 is $50.7 million versus a carrying value of $52.5 million.

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

2.  Inventories

Inventories consisted of (in thousands):

	September 28, 2010	December 29, 2009

Restaurant food and supplies	$12,342	$12,619
Bakery finished goods	12,641	5,530
Bakery raw materials and supplies	4,941	4,053
Total	$29,924	$22,202

3.  Long-Term Debt

Long-term debt consisted of (in thousands):

	September 28, 2010	December 29, 2009

Credit facility	$40,000	$100,000

In April 2007, we entered into a five-year revolving credit facility (“Facility”) with a maximum available borrowing commitment of $200 million.  In March 2008, we amended the Facility to increase the maximum available borrowing commitment to $300 million.  In January 2009, we entered into a second amendment, which reset our financial covenants and pricing, and also limited cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a liquidity threshold.  Borrowings under the amended Facility bear interest at a floating rate based on the London Interbank Offering Rate (LIBOR) plus a spread ranging from 2.50% to 2.75%, depending on our ratio of debt to trailing 12-month earnings before interest, taxes, depreciation, amortization and noncash stock option expense (“EBITDA”), as defined in the agreement.  In addition, we pay a commitment fee ranging from 0.40% to 0.45%, also depending on our ratio of debt to EBITDA, calculated on the average unused portion of the Facility.  The Facility restricts unsecured borrowings to $15 million and includes a pledge of our outstanding equity interests in The Cheesecake Factory Bakery Incorporated and The Cheesecake Factory Assets Co. LLC, which had carrying values of $86.5 million and $69.6 million, respectively, at September 28, 2010.

We are obligated to maintain certain financial covenants, which include a maximum debt to EBITDA ratio of 1.75 as of the fiscal quarter ending March 31, 2009 or 1.50 as of the end of any fiscal quarter thereafter, as well as a minimum EBITDAR (EBITDA plus rental expense), as defined in the Facility, to interest and rental expense ratio of 1.90 as of any of the fiscal quarters ending March 31, 2009 through September 28, 2010 or 2.00 as of the end of any fiscal quarter thereafter.  At September 28, 2010, our EBITDA and EBITDAR ratios were 0.19 and 2.49, respectively.  Therefore, we were in compliance with the financial covenants in effect under the Facility at that date.

Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of September 28, 2010, we had net availability for borrowings of $244 million, based on outstanding debt of $40 million and $16 million in standby letters of credit.  Since we have the contractual ability to maintain the outstanding balance on our Facility, the debt is classified as long-term on our consolidated balance sheets.

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

The fair value and balance sheet locations of our derivative are as follows (in thousands):

		Fair Value of Liability Derivatives
	Balance Sheet Location	September 28, 2010	December 29, 2009
Interest rate contracts	Other accrued expenses	$—	$4,299
Interest rate contracts	Other noncurrent liabilities	—	3,945
Total		$—	$8,244

We had no derivative financial instruments in asset positions as of September 28, 2010 or December 29, 2009.  The fair value of our derivative financial instruments is estimated using the net present value of a series of cash flows on both the cap and floor components of the interest rate collars.  These cash flows are based on yield curves which take into account the contractual terms of the derivatives, including the period to maturity and market-based parameters such as interest rates and volatility.  We incorporated nonperformance risk by adjusting the present value of each liability position utilizing an estimation of our credit risk.

The effects of derivative instruments on our consolidated statements of operations are as follows (in thousands):

	Gain/(Loss) Recognized in AOCI on Derivative		Location of Gain/(Loss) Reclassified from AOCI into Income	Gain/(Loss) Reclassified from AOCI into Income
	Thirteen Weeks Ended			Thirteen Weeks Ended
	September 28, 2010	September 29, 2009		September 28, 2010	September 29, 2009
Interest rate contracts	$—	$(395)	Interest expense	$—	$(3,500)

	Gain/(Loss) Recognized in AOCI on Derivative		Location of Gain/(Loss) Reclassified from AOCI into Income	Gain/(Loss) Reclassified from AOCI into Income
	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	September 28, 2010	September 29, 2009		September 28, 2010	September 29, 2009
Interest rate contracts	$41	$238	Interest expense	$(9,638)	$(9,002)

5.  Fair Value Measurement

The following table presents our financial assets and liabilities that were accounted for at fair value as of September 28, 2010 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:

Cash invested in money market funds	$16	$—	$—

For assets that are measured using quoted prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs.  At September 28, 2010, we had less than $0.1 million of cash invested in tax-exempt money market funds compared to $25.2 million as of December 29, 2009.  These funds purchase only first-tier securities, and we have not experienced any losses in these accounts.  Therefore, we believe we are not exposed to significant risk on these investments.

6. Commitments and Contingencies

The Internal Revenue Service (“IRS”) audited our tax returns for fiscal years 2003 through 2006 with respect to the deductibility, under the provisions of Internal Revenue Code Section 162(m), of certain compensation in excess of $1 million per year paid to three current executive officers and one former executive officer resulting from their respective exercises of stock options later determined to be misdated (the “162(m) Dispute”).  In May 2008, the IRS issued a Notice of Proposed Adjustment to us disallowing the deduction of approximately $5.1 million of compensation expense with respect to the exercise of stock options by such executive officers.  We believe that such stock option compensation qualifies as performance-based compensation that is not subject to the limitations on deductibility under Internal Revenue Code Section 162(m).  We received a Statutory Notice of Deficiency from the IRS for fiscal 2005 only and petitioned for redetermination of this notice with the United States Tax Court.  In May 2010, we conducted a settlement conference with the IRS Office of Appeals resulting in an agreement to resolve the 162(m) Dispute as to tax year 2005 only.  That agreement was approved by the United States Tax Court in August 2010 (Docket No. 23591-09).  This court order resolved the 162(m) Dispute as to tax year 2005, and because the 162(m) Dispute as to tax year 2006 consisted solely of a reduction to tax credits carried over from tax year 2005 resulting from the IRS Notice of Deficiency, such court order also resolved the 162(m) Dispute as to tax year 2006.  In October 2010, we filed a complaint with the United States District Court for the refund of income taxes with respect to tax years 2003 and 2004, including interest and penalties.  While we believe that all stock option compensation in the as yet unresolved years of the 162(m) Dispute qualifies as performance-based compensation under Internal Revenue Code Section 162(m) and is not subject to the limitations on deductibility, we have reserved $1.3 million for estimated taxes, interest and penalties due through September 28, 2010.

On August 10, 2010, the Equal Employment Opportunity Commission (EEOC) for the Cleveland Field Office issued a determination letter in EEOC Charge 532-2009-1050 in favor of the Charging Party and a class of 15 unidentified employees, alleging that we subjected them to a hostile work environment based on national origin and/or race in violation of Title VII of the Civil Rights Act of 1964 (Title VII).  The EEOC is seeking payment of alleged actual damages incurred by the claimants as well as compensatory and/or punitive monetary costs and remedial actions.  The parties failed to reach a conciliated settlement in September 2010 and, to date, no further action has been taken by the EEOC with respect to Charge No. 532-2009-1050.   We intend to vigorously defend against this Charge.  Based upon the current status of this matter, we have not reserved for any potential future payments.

On May 10, 2010, three current hourly restaurant employees in the State of California filed a class action lawsuit in the California Superior Court, Placer County, against us alleging violations of the California Labor Code by requiring employees to purchase uniforms and other work tools to perform their jobs, among other claims (Reed v. The Cheesecake Factory Restaurants, Inc. et al; Case No. S CV 27073).  In October 2010, we gave notice to the respective courts in Case No. S CV 27073 and Case No. BC360426 that such cases may be related.  The lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the respective plaintiffs and other purported class members. The plaintiffs also seek attorneys’ fees.  We intend to vigorously defend this action.  Based on the current status of this matter, we have not reserved for any potential future payments.

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

On August 5, 2009, two former hourly restaurant employees in the State of California filed a class action lawsuit in the Los Angeles County Superior Court (Luque v. The Cheesecake Factory Restaurants, Inc.; Case No. BC415640) against us alleging violations of California’s wage and hour laws with respect to alleged failure to pay proper vacation wages at termination, failure to furnish wage statements, and violations of the California Business and Professions Code, among other claims. This lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the respective plaintiffs and other purported class members. The plaintiffs also seek attorneys’ fees.  The plaintiffs’ deadline for filing their motion for class certification was June 11, 2010, and they failed to timely file.  On October 12, 2010, the parties conditionally settled Case No. BC415640 for a nominal amount.  The final settlement agreement is subject to court approval.  Based on the current status of this matter, we have not reserved for any potential future payments.

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

On July 2, 2008, the Equal Employment Opportunity Commission (EEOC) for the Cleveland Field Office issued determination letters in Charges 532-2006-01040, -01030, -01042 in favor of three former employees alleging that we engaged in a pattern and practice of sex discrimination, and in the case of one claimant, racial discrimination, in violation of Title VII of the Civil Rights Act of 1964 (Title VII).  The determination alleges that our actions resulted in females as a class being denied entry and progression into upper ranks of management at our restaurants.  We deny these allegations.  The EEOC is seeking payment of alleged actual damages incurred by the claimants as well as compensatory and/or punitive monetary costs and remedial actions.  The parties failed to reach a conciliated settlement in 2008 and, to date, no further action has been taken by the EEOC with respect to these charges.  On July 30, 2008, the EEOC Cleveland District Office also filed a Commissioner’s Charge 532-2008-01856 alleging we violated Title VII for failing or refusing to select females for management positions in our restaurants because of their sex.  This Charge arises out of the facts alleged in EEOC Charges 532-2006-01040, -01030, -01042.  The EEOC is currently conducting its investigation into this Commissioner’s Charge.  While we are cooperating with the EEOC’s investigation, we deny these allegations and intend to vigorously defend against these charges.  Based upon the current status of these matters, we have not reserved for any potential future payments.

On January 9, 2007, two former hourly restaurant employees in the State of California filed a lawsuit in the Los Angeles County Superior Court against us alleging violations of California’s wage and hour laws with respect to alleged failure to pay proper wages, improper payroll deductions, and violations of the California meal and break period laws, among other claims (Guardado v. The Cheesecake Factory Restaurants, Inc. et al; Case No. BC360426).  This case was previously stayed by the parties through December 2008, pending the California Supreme Court’s decision to review Brinker Restaurant Corp. v. Superior Court of San Diego County (No. S166350, 2008). Subsequently, the parties entered into mediation proceedings that, to date, have not been successful. On February 23, 2009, an additional lawsuit with similar allegations was filed by another hourly restaurant employee in Santa Clara County Superior Court (Benitez v. The Cheesecake Factory Restaurants, Inc., et al; Case No. 109CV135687). In April, 2009, we gave notice to the respective courts in Case No. 109CV135687 and Case No. BC360426 that such cases may be related matters.  In March, 2010, we settled Case No. 109CV135687 for a nominal amount. On March 30, 2010, the Court set a trial date in Case No. BC360426.   On June 1, 2010, the plaintiffs in Case No. BC360426 filed their motion for class certification, and on July 6, 2010, the Court denied such motion.  A notice of appeal was subsequently filed by the plaintiffs in Case No. BC360426 on August 3, 2010.

We intend to vigorously defend against this action.  On July 28, 2010, a lawsuit was filed against us in the Santa Clara County Superior Court (Rusteen v. The Cheesecake Factory Restaurants, Inc. et al; Case No. 1-10-CV-178233) claiming similar and additional allegations to those asserted in Case No. BC360426 including, among other things, violations of California’s wage and hour laws with respect to alleged failure to pay the plaintiff overtime, reporting time pay and minimum wages, allow proper meal breaks or rest periods, and provide adequate pay statements.  In October 2010, we gave notice to the respective courts in Case No. 1-10-CV-178233 and Case No. BC360426 that such cases may be related.  The plaintiff in Case No. 1-10-CV-178233 seeks unspecified amounts of penalties and other monetary payments on behalf of himself and other purported class members.  The plaintiffs also seek attorneys’ fees.  Based on the current status of this matter, we have not reserved for any potential future payments.

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

7. Stockholders’ Equity

We have an outstanding authorization from our Board of Directors to repurchase up to 31 million shares of our common stock.  Under this authorization, we have cumulatively repurchased a total of 25.2 million shares at a total cost of $557.4 million through September 28, 2010; we repurchased 2.1 million of these shares at a total cost of $51.2 million during the first three quarters of fiscal 2010. The authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.

In October 2008, we suspended our share repurchase program in order to maintain maximum flexibility in our capital decisions in light of the unprecedented crisis in the global financial markets and the indeterminate future impact it could have on the overall economy and on our business.  In February 2010, our Board of Directors reinstated our stock repurchase program and approved the adoption of a trading plan under Rule 10b5-1 (“10b5-1Plan”) under the Securities Exchange Act of 1934, as amended from time to time (“Act”), which became effective in March 2010.  In addition, we may also make purchases in the open market in compliance with Rule 10b-18 under the Act.

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

8.  Stock-Based Compensation

The following table presents information related to stock-based compensation (in thousands):

	Thirteen Weeks Ended September 28, 2010	Thirteen Weeks Ended September 29, 2009	Thirty-Nine Weeks Ended September 28, 2010	Thirty-Nine Weeks Ended September 29, 2009

Stock-based compensation expense	$2,891	$3,417	$9,473	$10,483

Income tax benefit	1,096	907	3,593	2,631

Capitalized stock-based compensation (1)	19	83	151	359

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

Stock Options

The weighted average fair value at the grant date for options issued during the third quarter of fiscal 2010 and 2009 was $9.93 and $8.08 per option, respectively.  The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the third quarter of fiscal 2010 and 2009, respectively: (a) no dividend yield on our stock, (b) expected stock price volatility of 43.8% and 49.4%, (c) a risk-free interest rate of 1.7% and 2.5%, and (d) an expected option term of 5.8 and 5.4 years.

Stock option activity during the thirty-nine weeks ended September 28, 2010 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 29, 2009	10,254	$22.40
Granted	624	$22.90
Exercised	(652)	$19.71
Cancelled	(341)	$23.68
Outstanding at September 28, 2010	9,885	$22.56	5.4	$53,555

Exercisable at September 28, 2010	4,769	$26.37	3.9	$11,541

The total intrinsic value of options exercised for the thirteen and thirty-nine weeks ended September 28, 2010 was $0.4 million and $4.3 million, respectively.  The total intrinsic value of options exercised for the thirteen and thirty-nine weeks ended September 29, 2009 was $0.3 million and $0.5 million, respectively.  As of September 28, 2010, the total unrecognized stock-based compensation expense related to nonvested stock options was $19.7 million, which we expect to recognize over a weighted average period of approximately 2.8 years.

Restricted Shares

Restricted share activity during the thirty-nine weeks ended September 28, 2010 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)	(Per share)

Outstanding at December 29, 2009	623	$16.32
Granted	107	22.94
Vested	(171)	25.35
Forfeited	(11)	10.36
Outstanding at September 28, 2010	548	$14.91

Fair value of our restricted shares is based on our closing stock price on the date of grant.  There were no restricted shares granted in either the third quarter of fiscal 2010 or 2009.  The fair value of shares that vested during the thirteen weeks and thirty-nine weeks ended September 28, 2010 was $0.6 million and $4.4 million, respectively.  No restricted shares vested during the first three quarters of fiscal 2009.  As of September 28, 2010, total unrecognized stock-based compensation expense related to nonvested restricted shares was $4.9 million, which we expect to recognize over a weighted average period of approximately 3.3 years.

9.  Net Income Per Share

At September 28, 2010 and September 29, 2009, 0.5 million and 0.8 million shares, respectively, of restricted stock issued to employees were unvested, and therefore excluded from the calculation of basic earnings per share for the fiscal quarters ended on those dates.  Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted shares, calculated using the treasury stock method.  Assumed proceeds from in-the-money options include windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by Financial Accounting Standards Codification 718, “Compensation — Stock Option Compensation.”

	Thirteen Weeks Ended September 28, 2010	Thirteen Weeks Ended September 29, 2009	Thirty-Nine Weeks Ended September 28, 2010	Thirty-Nine Weeks Ended September 29, 2009
	(In thousands, except per share data)
Net income	$21,953	$16,258	$59,848	$42,846

Basic weighted average shares outstanding	58,427	59,359	59,057	59,337
Dilutive effect of stock options and restricted shares	1,316	969	1,396	887

Diluted weighted average shares outstanding	59,743	60,328	60,453	60,224

Basic net income per share	$0.38	$0.27	$1.01	$0.72

Diluted net income per share	$0.37	$0.27	$0.99	$0.71

Shares of common stock equivalents of 5.4 million and 5.8 million for the thirteen and thirty-nine weeks ended September 28, 2010 and 8.3 million and 9.1 million for the thirteen and thirty-nine weeks ended September 29, 2009, respectively, were not included in the diluted calculation due to their anti-dilutive effect.

10.  Comprehensive Income

Comprehensive income consisted of (in thousands):

	Thirteen Weeks Ended September 28, 2010	Thirteen Weeks Ended September 29, 2009	Thirty-Nine Weeks Ended September 28, 2010	Thirty-Nine Weeks Ended September 29, 2009

Net income	$21,953	$16,258	$59,848	$42,846
Net unrealized gain on available-for-sale securities	—	—	—	1
Unrealized (loss)/gain on derivative financial instruments	—	(395)	41	238
Loss reclassified into income due to cancellation of financial instrument	—	1,237	4,578	3,368

Total	$21,953	$17,100	$64,467	$46,453

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

Segment information is presented below (in thousands):

	Thirteen Weeks Ended September 28, 2010	Thirteen Weeks Ended September 29, 2009	Thirty-Nine Weeks Ended September 28, 2010	Thirty-Nine Weeks Ended September 29, 2009
Revenue:
Restaurants	$403,025	$386,546	$1,201,494	$1,159,787
Bakery	30,306	27,877	82,836	79,417
Intercompany bakery sales	(14,979)	(13,783)	(41,636)	(37,826)
Total	$418,352	$400,640	$1,242,694	$1,201,378

Income from operations:
Restaurants	$52,349	$47,545	$160,076	$136,075
Bakery	2,437	3,797	7,171	9,909
Corporate	(23,377)	(24,006)	(69,866)	(71,708)
Total	$31,409	$27,336	$97,381	$74,276

Depreciation and amortization:
Restaurants	$15,837	$16,301	$47,839	$48,914
Bakery	776	770	2,315	2,293
Corporate	1,289	1,617	3,929	4,839
Total	$17,902	$18,688	$54,083	$56,046

Capital expenditures:
Restaurants	$10,439	$6,117	$26,826	$21,185
Bakery	244	784	599	1,259
Corporate	867	464	1,990	2,005
Total	$11,550	$7,365	$29,415	$24,449

	September 28, 2010	December 29, 2009
Total assets:
Restaurants	$851,730	$881,545
Bakery	58,354	53,607
Corporate	90,628	111,599
Total	$1,000,712	$1,046,751

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

As of November 4, 2010, we operated 163 upscale, casual, full-service dining restaurants: 149 under The Cheesecake Factory® mark, 13 under the Grand Lux Cafe® mark and one under the RockSugar Pan Asian Kitchen® mark.  We also operated two bakery production facilities and licensed two limited menu bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.

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

Overview

In addition to being highly competitive, the restaurant industry is affected by changes in consumer tastes and discretionary spending patterns; changes in general economic conditions; public safety conditions; demographic trends; weather conditions; the cost and availability of food products, labor and energy; purchasing power; and government regulations.  Accordingly, as part of our strategy, we must constantly evolve and refine the critical elements of our restaurant concepts to protect our competitiveness and to maintain and enhance the strength of our brands.

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

	Thirteen Weeks Ended September 28, 2010	Thirteen Weeks Ended September 29, 2009	Thirty-Nine Weeks Ended September 28, 2010	Thirty-Nine Weeks Ended September 29, 2009

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	24.4	23.9	24.4	24.4
Labor expenses	32.8	32.9	32.9	33.3
Other operating costs and expenses	24.9	25.5	24.5	25.3
General and administrative expenses	5.7	6.0	5.7	5.9
Depreciation and amortization expenses	4.3	4.7	4.4	4.7
Preopening costs	0.4	0.2	0.3	0.2
Total costs and expenses	92.5	93.2	92.2	93.8
Income from operations	7.5	6.8	7.8	6.2
Interest expense	(0.4)	(1.4)	(1.2)	(1.5)
Interest income	—	—	—	—
Other (expense)/income, net	(0.1)	0.1	—	0.1
Income before income taxes	7.0	5.5	6.6	4.8
Income tax provision	1.8	1.4	1.8	1.2
Net income	5.2%	4.1%	4.8%	3.6%

Thirteen Weeks Ended September 28, 2010 Compared to Thirteen Weeks Ended September 29, 2009

Revenues

Revenues increased 4.4% to $418.4 million for the thirteen weeks ended September 28, 2010 compared to $400.6 million for the thirteen weeks ended September 29, 2009.

Restaurant sales increased 4.3% to $403.0 million compared to $386.5 million in the prior year third quarter.  This increase consisted of a $10.6 million increase in The Cheesecake Factory and Grand Lux Cafe comparable restaurant sales and a $5.9 million increase from restaurants not in the comparable sales base.  Comparable sales at The Cheesecake Factory and Grand Lux Cafe restaurants increased by 2.8% from the third quarter of fiscal 2009 to the third quarter of fiscal 2010.  At September 28, 2010, there were three The Cheesecake Factory restaurants not included in the comparable sales base.  The Cheesecake Factory and Grand Lux Cafe restaurants become eligible to enter our comparable sales calculations in their 19th month of operation.

Comparable sales at The Cheesecake Factory restaurants increased 2.9% from the prior year third quarter driven entirely by improved guest traffic.  We implemented effective menu price increases of approximately 0.6% and 0.7% during the first and third quarter of fiscal 2010, respectively.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, The Cheesecake Factory menu included a 1.3% increase in pricing for the thirteen weeks ended September 28, 2010.  This increase in menu pricing was offset by menu mix shifts due to ongoing check management by guests, particularly with regard to their purchase of non-alcoholic beverages.

Comparable sales at our Grand Lux Cafe restaurants increased 1.4% from the prior year third quarter, also driven by improved guest traffic.  We implemented an effective menu price increase of approximately 0.6% in the fourth quarter of 2009; we did not implement any price increases during the first three quarters of fiscal 2010.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, the Grand Lux Cafe menu included a 0.6% increase in pricing for the thirteen weeks ended September 28, 2010.  This menu pricing was offset by menu mix shifts due to ongoing check management by guests, particularly with regard to their purchase of non-alcoholic beverages.

We generally update and reprint the menus in our restaurants twice a year.  As part of these menu updates, we evaluate the need for price increases based on those operating cost and expense increases of which we are aware or that we can reasonably expect.  While menu price increases can facilitate increased comparable restaurant sales in addition to offsetting margin pressure, we carefully consider all potential price increases in light of the extent to which we believe they will be accepted by our restaurant guests.

Additionally, other factors outside of our control, such as general economic conditions, inclement weather, timing of holidays, and competitive and other factors, including those referenced in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 29, 2009, can impact comparable sales.

Total restaurant operating weeks increased 1.5% to 2,111 for the thirteen weeks ended September 28, 2010 due to the opening of three new restaurants during the trailing 15-month period.  In addition, average sales per restaurant operating week increased 2.7% to $190,900 compared to the third quarter of fiscal 2009 due principally to the improvement in guest traffic.

Bakery sales to other foodservice operators, retailers and distributors increased 8.5% to $15.3 million for the thirteen weeks ended September 28, 2010 compared to $14.1 million for the comparable period of last year due primarily to increases in warehouse club and national account sales.

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

As a percentage of revenues, cost of sales increased to 24.4% in the third quarter of fiscal 2010 compared to 23.9% in the comparable period of last year.  This increase was due primarily to increased dairy and cheese costs, partially mitigated by pricing leverage on other commodity costs and savings from our cost of sales initiatives.

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

Currently we are able to contract for the majority of the food commodities used in our operations for periods of up to one year.  We are currently not able to contract for some commodities, such as fish, dairy and certain produce products, for periods longer than 30 days in most cases.  As a result, these commodities can be subject to unforeseen supply and cost fluctuations due principally to weather, fuel costs and agricultural conditions.  Cream cheese is the most significant commodity used in our bakery products.  We have contracted for a majority of our fiscal 2010 cream cheese requirements and also purchase cream cheese on the spot market as necessary to supplement our contracted amounts.

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

We have taken steps to qualify multiple suppliers and enter into agreements for some of the key commodities used in our restaurant and bakery operations.  However, there can be no assurance that future supplies and costs for these commodities will not fluctuate due to weather or other market conditions outside of our control.  For new restaurants, cost of sales will typically be higher during the first 90 to 120 days of operations until our management team becomes more accustomed to optimally predicting, managing and servicing the sales volumes at the new restaurant.

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, decreased to 32.8% in the third quarter of fiscal 2010 compared to 32.9% in the comparable period of last year.  This improvement was primarily due to overall productivity gains as a result of our operational initiatives and leverage from positive comparable sales, partially offset by additional labor incurred in our bakery operations to ramp up production to meet increased demand.  Stock-based compensation included in labor was $1.2 million in the third quarter of fiscal 2010 compared to $1.4 million in the third quarter of fiscal 2009.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead, selling and distribution expenses.  As a percentage of revenues, other operating costs and expenses decreased to 24.9% for the thirteen weeks ended September 28, 2010 from 25.5% for the comparable period of last year.  This decrease was primarily due to savings from our cost management initiatives, leverage of fixed costs due to positive comparable sales and favorable experience related to our self-insured workers’ compensation and general liability plans.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, as well as the restaurant field supervision, bakery administrative, and corporate support organizations.  As a percentage of revenues, G&A expenses decreased to 5.7% for the thirteen weeks ended September 28, 2010 versus 6.0% for the comparable period of fiscal 2009.  The majority of this decline was due to leverage from our positive comparable sales.  The amount of stock-based compensation included in G&A expenses declined to $1.7 million in the third quarter of fiscal 2010 from $1.9 million in the comparable period of fiscal 2009.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization decreased to 4.3% for the thirteen weeks ended September 28, 2010 compared to 4.7% for the same period of last year.  The decrease is primarily attributable to leverage from positive comparable sales, as well as lower depreciation expense resulting from the impairment charge we recorded in the fourth quarter of fiscal 2009.

Preopening Costs

Preopening costs were $1.5 million for the thirteen weeks ended September 28, 2010 compared to $0.6 million in the comparable period of the prior year.  We incurred preopening costs to open one The Cheesecake Factory restaurant in the third quarter of fiscal 2010 compared to no restaurant openings during the third quarter of fiscal 2009.

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

Interest Expense, Interest Income and Other (Expense)/Income, Net

Interest expense decreased to $1.7 million for the third quarter of fiscal 2010 compared to $5.6 million for the comparable period last year, due primarily to $2.0 million incurred to unwind an interest rate collar in the third quarter of fiscal 2009, as well as to lower interest expense in the third quarter of fiscal 2010 due to lower average outstanding debt balances during this period as compared to the prior year.  Interest expense also included $0.7 million and $1.0 million for the third quarter of fiscal 2010 and fiscal 2009, respectively, associated with landlord construction allowances deemed to be financing in accordance with accounting guidance.

We had less than $0.1 million interest income in both the third quarter of fiscal 2010 and fiscal 2009.

We recorded net other expense of $0.4 million for the thirteen weeks ended September 28, 2010 compared to net other income of $0.2 million for the comparable prior year period.  This variance primarily relates to losses on disposals of fixed assets recorded in the third quarter of fiscal 2010, changes in the value of our investments in variable life insurance contracts used to support our Executive Savings Plan (“ESP”), a non-qualified deferred compensation plan, and reductions of other miscellaneous income items compared to the third quarter of fiscal 2009.

Income Tax Provision

Our effective income tax rate was 25.0% for the third quarter of fiscal 2010 compared to 26.2% for the comparable prior year period.  This decrease was attributable to the favorable resolution, in the third quarter of fiscal 2010, of our 162(m) Dispute as to tax year 2005, which benefited tax expense by $0.7 million.  See Note 6 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of this matter.  The impact of the settlement was partially offset by a lower proportion of employment-related tax credits in relation to pretax income, as well as lower non-taxable gains on our investments in variable life insurance contracts used to support our ESP in the third quarter of fiscal 2010 compared to the comparable prior year period.

Thirty-Nine Weeks Ended September 28, 2010 Compared to Thirty-Nine Weeks Ended September 29, 2009

Revenues

Revenues increased 3.4% to $1,242.7 million for the thirty-nine weeks ended September 28, 2010 compared to $1,201.4 million in revenues reported for the thirty-nine weeks ended September 29, 2009.

Restaurant sales increased 3.6% to $1,201.5 million compared to $1,159.8 million for the same period of the prior year.  This increase consisted of a $27.0 million increase in The Cheesecake Factory and Grand Lux Cafe comparable restaurant sales and a $14.7 million increase from restaurants not in the comparable sales base.  Comparable sales at The Cheesecake Factory and Grand Lux Cafe restaurants increased by 2.4% from the first three quarters of fiscal 2009.

Comparable sales at The Cheesecake Factory restaurants increased 2.4% from the first three quarters of fiscal 2009, primarily driven by improved guest traffic.  We implemented effective menu price increases of approximately 0.6% and 0.7% during the first and third quarter of fiscal 2010, respectively.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, The Cheesecake Factory menu included a 1.4% increase in pricing for the thirty-nine weeks ended September 28, 2010.  The increased traffic and menu pricing was partially offset by menu mix shifts due to ongoing check management by guests, particularly with regard to their purchase of non-alcoholic beverages.

Comparable sales at our Grand Lux Cafe restaurants increased 2.1% in the first three quarters of fiscal 2010 as compared to the prior year, also driven by improved guest traffic.  We implemented an effective menu price increase of approximately 0.6% in the fourth quarter of 2009; we did not implement any price increases during the first three quarters of fiscal 2010.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, the Grand Lux Cafe menu included a 0.7% increase in pricing for the thirty-nine weeks ended September 28, 2010.  This increased traffic and menu pricing was partially offset by menu mix shifts due to ongoing check management by guests, particularly with regard to their purchase of non-alcoholic beverages.

Total restaurant operating weeks increased 1.2% to 6,307 for the thirty-nine weeks ended September 28, 2010 due to the opening of three new restaurants during the trailing 15-month period.  In addition, average sales per restaurant operating week increased 2.4% to $190,500 compared to the first three quarters of fiscal 2009 due principally to the improvement in guest traffic.

Bakery sales decreased 0.9% to $41.2 million for the thirty-nine weeks ended September 28, 2010 compared to $41.6 million for the comparable period of last year.  This decrease is due primarily to lower sales to warehouse clubs, partially offset by higher national account sales.

Cost of Sales

As a percentage of revenues, cost of sales was 24.4% for both the thirty-nine weeks ended September 28, 2010 and September 29, 2009.  Pricing leverage on commodity costs and savings associated with our cost of sales initiatives, including the development of new menu items with lower food costs, negotiation of more favorable pricing for commodities and improvements in our supply chain, were offset by cost pressures from certain commodities, primarily dairy and cheese.

Labor Expenses

As a percentage of revenues, labor expenses for the thirty-nine weeks ended September 28, 2010 decreased to 32.9% compared to 33.3% in the comparable period of last year.  This improvement was primarily due to overall productivity gains as a result of our operational initiatives and leverage from positive comparable sales.   Stock-based compensation included in labor was $3.8 million for the first three quarters of fiscal 2010 compared to $4.3 million in the first three quarters of fiscal 2009.

Other Operating Costs and Expenses

As a percentage of revenues, other operating costs and expenses decreased to 24.5% for thirty-nine weeks ended September 28, 2010 from 25.3% for the comparable period of last year.  This decrease was primarily due to savings from our cost management initiatives, leverage of fixed costs due to positive comparable sales and favorable experience related to our self-insured workers’ compensation and general liability plans.

General and Administrative Expenses

As a percentage of revenues, G&A expenses decreased to 5.7% for the thirty-nine weeks ended September 28, 2010 versus 5.9% for the comparable period of fiscal 2009.  This decrease was primarily due to a charge in the second quarter of fiscal 2009 resulting from a change in the amount and structure of the founder’s retirement benefit contained in the employment agreement with our Chief Executive Officer.  G&A expenses included $5.5 million and $6.0 million of stock-based compensation expense in the first three quarters of fiscal 2010 and fiscal 2009, respectively.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization decreased to 4.4% for the thirty-nine weeks ended September 28, 2010 compared to 4.7% for the same period of last year.  The decrease is primarily attributable to lower depreciation expense resulting from the impairment charge we recorded in the fourth quarter of fiscal 2009, as well as leverage from positive comparable sales.

Preopening Costs

Preopening costs increased to $4.3 million for the thirty-nine weeks ended September 28, 2010 compared to $2.8 million in the comparable period of the prior year.  We incurred preopening costs to open three The Cheesecake Factory restaurants in the first three quarters of fiscal 2010 compared to opening one The Cheesecake Factory restaurant during the first three quarters of fiscal 2009.  In addition, preopening costs were incurred in both years for restaurant openings in progress and for maintaining a roster of trained managers for pending openings, and the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs.

Interest Expense, Interest Income and Other (Expense)/Income, Net

Interest expense decreased to $15.3 million for the first three quarters of fiscal 2010 compared to $18.1 million for the comparable period last year, due to lesser interest expense based on lower average outstanding debt balances during the first three quarters of fiscal 2010 as compared to the prior year.  This decline was partially offset by $7.4 million incurred to unwind an interest rate collar during the first three quarters of fiscal 2010 compared to $5.3 million for the comparable prior year period.  Interest expense also included $2.7 million and $2.8 million for the first three quarters of fiscal 2010 and fiscal 2009, respectively, associated with landlord construction allowances deemed to be financing in accordance with accounting guidance.

Interest income was $0.2 million for the thirty-nine weeks ended September 28, 2010 compared to $0.3 million for the comparable period last year.

We recorded net other income of $0.1 million for the thirty-nine weeks ended September 28, 2010 compared to $0.7 million for the thirty-nine weeks ended September 29, 2009.  This decrease was primarily attributable to changes in the value of our investments in variable life insurance contracts used to support our ESP for the first three quarters of fiscal 2010 compared to the comparable prior year period.

Income Tax Provision

Our effective income tax rate was 27.4% for the first three quarters of fiscal 2010 compared to 25.1% for the comparable prior year period.  This increase was attributable to a lower proportion of employment-related tax credits in relation to pretax income, as well as lower non-taxable gains on our investments in variable life insurance contracts used to support our ESP, partially offset by the favorable resolution, in the third quarter of fiscal 2010, of our 162(m) Dispute as to tax year 2005, as described in Note 6 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen Weeks Ended September 28, 2010	Thirteen Weeks Ended September 29, 2009	Thirty-Nine Weeks Ended September 28, 2010	Thirty-Nine Weeks Ended September 29, 2009

Net income	$21,953	$16,258	$59,848	$42,846
After-tax impact from:
Unwinding of interest rate collars (1)	—	1,208	4,426	3,158
Chairman and CEO employment agreement (2)	—	—	—	1,530
Realization of investment in variable life insurance contract (3)	—	—	—	(668)
Adjusted net income	$21,953	$17,466	$64,274	$46,866

Diluted net income per share (4)	$0.37	$0.27	$0.99	$0.71
After-tax impact from:
Unwinding of interest rate collars	—	0.02	0.07	0.05
Chairman and CEO employment agreement	—	—	—	0.03
Realization of investment in variable life insurance contract	—	—	—	(0.01)
Adjusted net income per share	$0.37	$0.29	$1.06	$0.78

(1)         Represents costs to unwind derivative instruments in conjunction with reducing the outstanding balance on our revolving credit facility.  The pre-tax amounts associated with this item are $7,376 in the thirty-nine weeks ended September 28, 2010, and $2,014 and $5,264 in the thirteen and thirty-nine weeks ended September 29, 2009, respectively.  These charges were recorded in interest expense.

(2)         Represents a charge resulting from a change in the amount and structure of the retirement benefit contained in the employment agreement with our Chief Executive Officer.  The pre-tax amount associated with this item was $2,550 and was recorded in general and administrative expenses.

(3)         Represents the realization of proceeds from one of our variable life insurance contracts used to support our ESP.  This item is non-taxable and was recorded in other income, net.

(4)         Diluted net income per share amounts may vary slightly from quarter to quarter due to rounding.

Fiscal 2010 Outlook

In fiscal 2010, we plan to open three new The Cheesecake Factory restaurants.  Two of the new locations opened in the first quarter and the final one opened in the third quarter.  We estimate adjusted diluted earnings per share for fiscal 2010 will be between $1.39 and $1.42 based on the assumption that comparable restaurant sales will be in a range of between 2.0% and 2.5%.  Adjusted diluted earnings per share excludes the $0.07 per share charge incurred in the second quarter of fiscal 2010 to unwind a derivative instrument.  See the preceding Non-GAAP Measures section for the reconciliation of diluted earnings per share to adjusted diluted earnings per share.

We expect cash capital expenditures in fiscal 2010 to range between $40 million and $45 million, of which approximately $15 million to $17 million will be used to fund new restaurant openings for the current and upcoming fiscal years, approximately $21 million to $23 million will be used for maintenance and capacity addition expenditures to our existing restaurants and $4 million to $5 million for bakery and corporate infrastructure investments.  We expect to generate free cash flow, defined as cash flow provided by operating activities less capital expenditures, of approximately $125 million to $130 million and plan to utilize a majority of our free cash flow to reduce the outstanding balance on our credit facility, repurchase outstanding shares of our common stock, or a combination of both.

Fiscal 2011 Outlook

In fiscal 2011, we plan to open as many as six to nine new restaurants, including one Grand Lux Cafe.  We estimate adjusted diluted earnings per share for fiscal 2011 will be between $1.55 and $1.70 based on the assumption that comparable restaurant sales will be in a range of between 1.0% and 3.0%.  We expect cash capital expenditures in fiscal 2011 to range between $70 million and $90 million.  We also plan to continue paying down our debt balance and repurchasing outstanding shares of our common stock.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31st for financial reporting purposes.  Fiscal year 2010 consists of 52 weeks.  Fiscal 2011 will be a 53-week year; the impact from the additional week is incorporated into these estimates.

Liquidity and Capital Resources

The following tables present, for the periods indicated, a summary of our key liquidity measurements (dollar amounts in millions):

	September 28, 2010	December 29, 2009

Cash on hand	$59.8	$73.7
Net working capital	$(19.9)	$(28.2)
Current ratio	0.9:1	0.9:1
Long-term debt and deemed landlord financing liability, including current portion (1)	$92.5	$153.3

	Thirty-Nine Weeks Ended September 28, 2010	Thirty-Nine Weeks Ended September 29, 2009

Cash provided by operating activities	$110.3	$146.5
Capital expenditures	$(29.4)	$(24.4)
Repayment on credit facility	$(60.0)	$(125.0)
Purchase of treasury stock	$(51.2)	$—

(1)     Landlord construction allowances related to restaurant locations for which we are deemed, for accounting purposes only, to have an ownership interest are reflected in our balance sheets as deemed landlord financing.  This liability is amortized over the lease term based on the rent payments designated in the lease agreement.

During the thirty-nine weeks ended September 28, 2010, our cash on hand decreased by $13.9 million to $59.8 million from the period ended December 29, 2009.  This decrease was primarily attributable to repayments on our credit facility, treasury stock purchases and capital expenditures, partially offset by cash provided by operating activities and proceeds from the exercise of employee stock options.

For fiscal 2010, we currently estimate our cash outlays for capital expenditures to range between $40 million and $45 million, net of agreed-upon up-front cash landlord construction contributions and excluding $5 million of expected noncapitalizable preopening costs for new restaurants.  Our estimate for capital expenditures for fiscal 2010 contemplates a net outlay of $15 million to

$17 million for three The Cheesecake Factory restaurants to be opened during fiscal 2010 and estimated construction-in-progress disbursements for anticipated fiscal 2011 openings.  We opened two of these locations during the first quarter of fiscal 2010 and one in the third quarter of fiscal 2010.  Expected capital expenditures for fiscal 2010 also include approximately $21 million to $23 million for maintenance and capacity addition expenditures to our existing restaurants and $4 million to $5 million for bakery and corporate infrastructure investments.

At September 28, 2010, we had $40 million of borrowings outstanding under our $300 million Facility.  Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of September 28, 2010, we had net availability for borrowings of $244 million, based on outstanding debt of $40 million and $16 million in standby letters of credit.  See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.

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

We have an outstanding authorization from our Board of Directors to repurchase up to 31 million shares of our common stock.  Under this authorization, we have cumulatively repurchased a total of 25.2 million shares at a total cost of $557.4 million through September 28, 2010; we repurchased 2.1 million of these shares at a total cost of $51.2 million during the first three quarters of fiscal 2010. The authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  See Note 7 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our share repurchases.

Based on our current expansion objectives, we believe that our cash and cash equivalents, combined with expected cash flows provided by operations, available borrowings under our credit facility and expected landlord construction contributions should be sufficient in the aggregate to finance our planned capital expenditures and other operating activities during the upcoming twelve months.

As of September 28, 2010, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties.  Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We are exposed to market risk from interest rate changes on our funded debt.  This exposure relates to the component of the interest rate on our $300 million Facility that is indexed to three-month LIBOR.  At September 28, 2010, we had $40 million in debt outstanding under the Facility.  A hypothetical 1% interest rate change would have a $0.4 million impact on annual interest expense. See Note 4 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.

We are also subject to market risk related to our investments in variable life insurance contracts used to support our ESP, to the extent these investments are not equivalent to the related liability.  In addition, because changes in these investments are not taxable, the full impact of gains or losses affects net income.  Based on balances at September 28, 2010, a hypothetical 10% decline in the market value of our deferred compensation assets and related liabilities would not impact income before income taxes; however, net income would decrease by $0.8 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 28, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information regarding our purchase during the thirteen weeks ended September 28, 2010 of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 30 — August 3, 2010	355,542	$23.40	355,542	6,383,471
August 4 — August 31, 2010	410,790	22.84	410,790	5,972,681
September 1 — September 28, 2010	145,392	24.09	145,392	5,827,289
Total	911,724		911,724

We have an outstanding authorization from our Board of Directors to repurchase up to 31 million shares of our common stock.  Under this authorization, we have cumulatively repurchased a total of 25.2 million shares at a total cost of $557.4 million through September 28, 2010; we repurchased 2.1 million of these shares at a total cost of $51.2 million during the first three quarters of fiscal 2010. The authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  See Note 7 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our share repurchases.

Our Facility limits our cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a liquidity threshold.  See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our credit facility.

Item 5.  Other Information

On June 2, 2010, the shareholders of the Company approved the Company’s 2010 Stock Incentive Plan (“2010 Stock Plan”) and 2010 Amended and Restated Annual Performance Incentive Plan (“2010 PIP), copies of which are attached as Exhibits 10.1 and 10.2, respectively, to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2010, as filed with the SEC on August 5, 2010.  The 2010 Stock Plan permits the discretionary award of incentive stock options, nonstatutory stock options, restricted stock, stock units and stock appreciation rights.  The 2010 PIP permits the discretionary award of cash incentive compensation to employees who are “covered employees” under Section 162(m) of the Internal Revenue Code, based on achievement of specified goals and objectives.

On September 2, 2010, the Compensation Committee of the Board of Directors approved the Company’s Annual Management Performance Incentive Plan (“Annual MPIP”), a copy of which is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q for the quarter ended September 28, 2010.  The Annual MPIP permits the discretionary award of cash incentive compensation to those employees who are not “covered employees” under Section 162(m) of the Internal Revenue Code.  Mr. Benn, the Company’s Chief Financial Officer and a Named Executive Officer, is eligible to participate in the Annual MPIP.

Item 6.  Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by reference from Exhibit Number	Filed with SEC
Exhibit 2.1	Form of Reorganization Agreement	Amend. No. 1 to Form S-1	333-47936	2.1	8/17/92

Exhibit 3.1	Certificate of Incorporation	10-Q	000-20574	3.1	7/26/05

Exhibit 3.2	Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock, $.01 Par Value	10-Q	000-20574	3.2	7/26/05

Exhibit 3.3	Certificate of Amendment of Certificate of Incorporation	10-Q	000-20574	3.3	7/26/05

Exhibit 3.4	Amendments to Certificate of Incorporation	8-K	000-20574	3.1	5/28/08

Exhibit 3.6	Amended and Restated Bylaws, as of May 20, 2009	8-K	000-20574	3.8	5/27/09

Exhibit 4.1	Form of Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	Form 8-A	000-20574	1	8/19/08

Exhibit 4.2	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	Amend. No. 1 to Form 8-A	000-20574	2	11/13/03

Exhibit 4.3	Amendment No. 2 to Rights Agreement dated as of August 1, 2008 between The Cheesecake Factory Incorporated and Computershare Trust Company	Amend. No. 2 to Form 8-A	000-20574	3	8/1/08

Exhibit 10.1	Form of Grant Agreement for Executive Officers under 2010 Stock Incentive Plan*	—	—	—	Filed herewith

Exhibit 10.2	Annual Management Performance Incentive Plan effective December 31, 2010*	—	—	—	Filed herewith

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer	—	—	—	Filed herewith

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer	—	—	—	Filed herewith

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

Exhibit 101	XBRL (Extensible Business Reporting Language) The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2010, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of stockholders’ equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.	—	—	—	Filed herewith

*Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2010	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ W. DOUGLAS BENN
W. Douglas Benn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)