Form 10-K
period 2010-12-28
CHEESECAKE FACTORY INC
filed 2011-02-23
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, June 29, 2010, was $1,242,201,311 (based on the last reported sales on The NASDAQ Stock Market on that date).

As of February 16, 2011, 59,929,728 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 1, 2011.

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

ITEM 1.  BUSINESS

General

As of February 23, 2011, The Cheesecake Factory Incorporated (referred to herein as the “Company” or as “we,” “us” and “our”) operated 164 upscale, casual, full-service dining restaurants: 150 under The Cheesecake Factory® mark; 13 under the Grand Lux Cafe® mark; and one under the RockSugar Pan Asian Kitchen® mark.  We also operated two bakery production facilities and licensed two limited menu bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.  Throughout this report, we use the term “restaurants” to include The Cheesecake Factory, Grand Lux Cafe and RockSugar Pan Asian Kitchen, unless otherwise noted, and exclude the two bakery production facilities and two licensed bakery cafes, unless otherwise noted.

Our business operations originated in 1972 when Oscar and Evelyn Overton founded a small bakery in the Los Angeles area.  Their son, David Overton, our Chairman of the Board and Chief Executive Officer, led the creation and opening in 1978 of the first The Cheesecake Factory restaurant in Beverly Hills, California.  In February 1992, our Company was incorporated in Delaware to consolidate the restaurant and bakery businesses of its predecessors operating under The Cheesecake Factory® mark.  Our executive offices are located at 26901 Malibu Hills Road, Calabasas Hills, California 91301, and our telephone number is (818) 871-3000.

Restaurant sales represented 96% of our revenues in fiscal 2010, 2009 and 2008.  Our restaurants generally range in size from 7,000 to 15,000 interior square feet, provide full alcoholic beverage service and are generally open seven days a week for lunch and dinner, as well as Sunday brunch.  Hours of operation are generally from 11:00 a.m. to 11:00 p.m., except on weekends when most of our restaurants stay open past midnight, and on Sunday when most of our restaurants open at 10:00 a.m. for brunch.

Our bakery operations create and market branded bakery products under The Cheesecake Factory®, The Cheesecake Factory Bakery® and The Dream Factory® marks as well as private-label bakery products to other foodservice operators, retailers and distributors (“bakery sales”) in order to leverage our brand identity with consumers and to profitably utilize our bakery production capacity.  Bakery sales represented approximately 4% of our revenues for fiscal 2010, 2009 and 2008.  For segment information, see Note 16 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report.

In January 2011, we announced our initial expansion plans outside of the United States.   See the section entitled “International Expansion” in this Item 1 in this Form 10-K for further discussion of our international licensing agreement.

We maintain a website at www.thecheesecakefactory.com.  On our website, we make available at no charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports, and our proxy statements, as soon as reasonably practicable after we electronically file this material with or furnish it to the SEC.  Our filings are also available on the SEC’s website at www.sec.gov.  The contents of our website are not incorporated by reference into this Form 10-K.

The Cheesecake Factory Restaurant Concept

The Cheesecake Factory restaurants strive to provide a distinctive, high quality dining experience at moderate prices by offering an extensive, innovative and evolving menu in an upscale casual, high energy setting with attentive, efficient and friendly service.  As a result, The Cheesecake Factory restaurants appeal to a diverse guest base across a broad demographic range.  Our extensive menu enables us to compete for substantially all dining preferences and occasions from the key lunch and dinner day parts to the mid-afternoon and late-night day parts, which are traditionally weaker times for most casual dining restaurant operations.  The Cheesecake Factory restaurants are not open for breakfast, but do offer Sunday brunch.  All of our restaurants are open seven days a week.  All items (excluding alcoholic beverages) on the menu, including approximately 40 varieties of cheesecake and other quality baked desserts, may be purchased for off-premise consumption, which represented approximately 9%, 8% and 8% of total Cheesecake Factory restaurant sales in fiscal 2010, 2009 and 2008, respectively.

The Cheesecake Factory menu features over 200 items, in addition to items presented on supplemental menu cards, including appetizers, pizza, seafood, steaks, chicken, burgers, specialty items, pastas, salads, sandwiches, omelets and desserts.  Examples of menu offerings include Chicken Madeira, Cajun Jambalaya Pasta, Thai Lettuce Wraps and Crispy Chicken Costoletta.  Menu items, except those desserts manufactured at our bakery production facilities, are prepared from scratch daily on the restaurant premises with high quality, fresh ingredients using innovative and proprietary recipes.  We consider the extensive selection of items on our menu to be an important factor in the differentiation of our restaurants from our competitors.

The Cheesecake Factory menu features all-natural chicken with no added hormones, premium beef that is Certified Angus, U.S.D.A. American Style Kobe Wagyu, Prime or Choice, fresh fish that is either longline or hook and line caught whenever possible, cooking oils that contain no trans fat according to United States Food and Drug Administration Food Labeling Guidelines, and produce that is mainly sourced directly from premium growers.  In addition, we offer certified organic, fair trade, shade-grown coffee, and certified organic black and herbal teas.

One of our competitive strengths is our ability to anticipate consumer dining and taste preferences and adapt our menu to the latest trends in food consumption. We regularly update our ingredients and cooking methods, as well as create new menu items, to improve the quality and consistency of our food and keep our menu relevant to consumers.  Generally, we review our entire menu every six months, in the winter and in the summer, for guest appeal and pricing.  All new menu items are tested and selected based on uniqueness, anticipated sales popularity, preparation technique and profitability.

Our ability to create, promote and attractively display our unique line of desserts is also important to the competitive positioning and financial success of our restaurants.  Our brand identity and reputation for offering high quality desserts results in a higher percentage of dessert sales compared to most chain restaurant operators.  Dessert sales represented approximately 15% for fiscal 2010, 15% for fiscal 2009, and 14% for fiscal 2008 of The Cheesecake Factory restaurant sales.

Each of our restaurants offers a full-service bar where our entire menu is served.  Our alcoholic beverage sales represent approximately 13% of The Cheesecake Factory restaurant sales for fiscal 2010, 2009 and 2008.  Most of our alcoholic beverage sales occur with meal purchases.

We place significant emphasis on the unique interior design and decor of our restaurants, which results in a higher investment per square foot of restaurant space than is typical for the casual dining industry.  However, each of our restaurants has historically generated annual sales per square foot that are also typically higher than our competitors.  Our stylish restaurant design and decor contributes to the distinctive dining experience enjoyed by our guests.  Each restaurant features large, open dining areas and a contemporary kitchen design. More than 85% of our restaurants offer outdoor patio seating as weather permits.  Approximately 20% of our total estimated productive seating capacity is located on outdoor patios, which can be subject to underutilization from time to time due to adverse or unseasonable weather conditions.  The table and seating layouts of our restaurants are flexible, permitting tables and seats to be easily rearranged to accommodate large groups or parties, thus permitting more effective utilization of seating capacity.

Grand Lux Cafe Restaurant Concept

Grand Lux Cafe is an upscale casual dining concept that offers unique American and international menu items in an elegant but relaxed atmosphere.  The menu at Grand Lux Cafe offers approximately 200 items, including appetizers, pasta, seafood, steaks, chicken, burgers, salads, specialty items and desserts.  Examples of menu offerings include our Chop House Burger, Buffalo Chicken Rolls, Crispy Caramel Chicken and Santa Barbara Grilled Chicken Sandwich.  A full-service bar, as well as an onsite bakery which produces made-to-order desserts, are also elements of this concept.  All of our Grand Lux Cafes are open seven days a week.  Our location in the Venetian Resort-Hotel-Casino in Las Vegas, Nevada is open 24 hours a day and its sister location in the Palazzo Resort-Hotel-Casino is open 20 to 21 hours a day.  Both locations also serve a breakfast menu.

We will further refine Grand Lux Cafe’s architectural design and layout, as well as its menu, in order to position the concept appropriately for potential future growth.  Although we did not open any new Grand Lux Cafes in fiscal 2009 or fiscal 2010, we gained valuable insight into the concept during this time, including the types of markets in which it performs well, how guests perceive the concept based on its design and decor, how guests use the restaurant, and the appropriate size of future units.  We continue to search for premier locations that would be suitable for this concept and intend to incorporate the knowledge we gained over the past few years into future sites.

RockSugar Pan Asian Kitchen Concept

RockSugar Pan Asian Kitchen is a unique concept featuring a Southeast Asian menu in an upscale casual dining setting.  It showcases the cuisines of Thailand, Vietnam, Malaysia, Singapore, Indonesia and India with approximately 80 dishes served Asian family-style to create an atmosphere that encourages sharing and conversation.  Examples of menu offerings include Shaking Beef, Crispy Chicken Samosas, Lacquered BBQ Ribs and Banana Leaf Chilean Sea Bass.  We currently have one RockSugar Pan Asian Kitchen restaurant in operation in the Century City Shopping Center in Los Angeles, California.  The unique décor of the restaurant features design elements true to the restaurant’s Southeast Asian branding.  RockSugar Pan Asian Kitchen also features a full-service bar with an extensive wine list and exotic cocktails, as well as an onsite bakery where we create freshly-made desserts that infuse traditional French flair into nearly a dozen Asian-influenced items.

Competition

The restaurant industry is highly competitive.  There are a substantial number of restaurant operators that compete directly and indirectly with us, many of which have significantly greater financial and operational resources, higher revenues and greater economies of scale than we do.  The restaurant business is affected by many factors, including changes in consumer tastes and discretionary spending patterns; macroeconomic conditions; demographic trends; weather conditions; the cost and availability of raw materials, labor and energy; government regulations; and local competitive factors.  Any change in these or other related factors could adversely affect our restaurant operations.  In addition, with improving product offerings at fast casual restaurants, quick-service restaurants and grocery stores, consumers may choose to trade down to these alternatives.  As a result of these competitive factors, we must constantly evolve and refine the critical elements of our restaurant concepts over time to protect their longer-term competitiveness.

Other factors pertaining to our competitive positioning in the industry are addressed in the sections entitled “Restaurant Competitive Positioning,” “New Restaurant Site Selection and Development,” “Purchasing and Distribution,” “Marketing and Advertising” and “Information Technology” in this Item 1 and in our “Risk Factors” in Item 1A of this Form 10-K.

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

Restaurant Competitive Positioning

The restaurant industry is comprised of multiple segments, including fine dining, casual dining and quick-service.  Casual dining can be sub-divided further into fast casual, casual and upscale casual dining.  Our restaurants operate in the upscale casual dining segment, which we believe is differentiated by freshly prepared and innovative food, flavorful recipes with creative presentations, unique restaurant layouts, eye-catching design elements and more personalized service.  Upscale casual dining is positioned higher than core casual dining, with standards that are closer to fine dining.  We believe that we are a leader in upscale casual dining given our high average sales per restaurant and strong competitive positioning, the key elements of which include the following:

High Quality, High Profile Restaurant Locations and Flexible Site Layouts.  We generally locate our restaurants in high quality, high profile locations within densely populated areas with a balanced mix of residences and businesses, including shopping and entertainment outlets.  Our restaurants rely principally on the visit frequency and loyalty of our guests who work, reside or shop near each of our restaurants.  We have the flexibility to design our restaurants to accommodate a wide variety of urban and suburban site layouts, including multi-level locations.  While we have a variety of restaurant design sizes generally ranging from 7,000 to 15,000 interior square feet, we expect the majority of our new restaurants will vary from 7,000 to 10,000 square feet, from which we are able to select appropriately for each market and specific site.

Extensive and Innovative Menu with Award-Winning Bar and Bakery Programs.  Our restaurants offer one of the broadest menus in casual dining and feature a wide array of flavors with portions designed for sharing.  Substantially all of our menu items, except the desserts manufactured at our bakery production facilities, are prepared fresh daily on the restaurant premises using high quality ingredients based on innovative and proprietary recipes.  Our menus are generally updated twice each year to respond to evolving consumer dining preferences and needs, as well as food trends, food-related legislation and changes in consumers eating habits.  These menu updates keep our concepts relevant to consumers.  Our bakery production facilities produce over 70 varieties of quality cheesecake and other baked desserts using high quality dairy and other ingredients. We periodically introduce new and innovative cheesecakes and other baked desserts as part of our menu enhancements and for our third party customers.

Affordability.  We believe our restaurants are recognized by consumers for offering value with menu items across a broad array of price points and generous food portions at moderate prices.  Over the past several years, we introduced new menu items and categories at our restaurants, such as Small Plates and Snacks, further enhancing the variety and price point offerings to our guests. The estimated average check for each The Cheesecake Factory restaurant guest, including beverages and desserts, was approximately $19.00, $19.00 and $18.50 for fiscal 2010, 2009 and 2008, respectively.  The estimated average check per restaurant guest at Grand Lux Cafe was approximately $19.00 for fiscal 2010, 2009 and 2008.

Distinctive Restaurant Design and Decor and Outdoor Seating.  Our restaurants’ distinctive contemporary design and decor create a high energy, non-chain image and upscale ambiance in a casual setting.  Whenever possible, outdoor patio seating is incorporated in the design of our restaurants, allowing for additional restaurant capacity, as weather permits, at a comparatively low occupancy cost per seat.  Outdoor patio seating is available at more than 85% of our restaurants.

Commitment to Excellent Service and Hospitality through the Selection, Training and Retention of High Quality Employees.   Our mission is to create an environment where absolute guest satisfaction is our highest priority.  We strive to consistently exceed the expectations of our guests in all aspects of their experience in our restaurants.  One of the most important aspects of delivering dependable, quality service is experienced staff members who can execute our concepts according to our high standards.  We believe our recruitment, selection, training, and rewards and recognition programs are among the most comprehensive in the restaurant industry and allow us to attract and retain qualified staff members who are motivated to consistently provide excellence in guest hospitality.  By providing extensive training and innovative compensation programs, our goal is to encourage our staff members to develop a sense of personal commitment to our core values and culture of excellence in restauranteuring and guest hospitality.  These programs have resulted in generally higher retention rates relative to the restaurant industry.  (See “Restaurant Operations and Management” below.)

Existing Restaurant Locations

As of February 23, 2011, we operated 164 upscale, casual, full-service dining restaurants: 150 under The Cheesecake Factory® mark in 35 states and the District of Columbia; 13 under the Grand Lux Cafe® mark in nine states; and one RockSugar Pan Asian Kitchen® in California.  Additionally, we licensed two bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.  The following table sets forth information with respect to our Company-operated, full-service restaurant locations:

Existing Company-Operated Full-Service Restaurant Locations by State

State	The Cheesecake Factory	Grand Lux Cafe	RockSugar Pan Asian Kitchen	Total
Alabama	1			1
Arizona	6	1		7
California	32	1	1	34
Colorado	3	1		4
Connecticut	1			1
Delaware	1			1
District of Columbia	1			1
Florida	14	3		17
Georgia	4			4
Hawaii	1			1
Idaho	1			1
Illinois	5	1		6
Indiana	2			2
Iowa	1			1
Kansas	1			1
Kentucky	1			1
Maryland	5			5
Massachusetts	7			7
Minnesota	1			1
Missouri	3			3
Nebraska	1			1
Nevada	3	2		5
New Jersey	6	1		7
New York	8	1		9
North Carolina	3			3
Oklahoma	2			2
Ohio	6			6
Oregon	1			1
Pennsylvania	4			4
Rhode Island	1			1
Tennessee	1			1
Texas	11	2		13
Utah	1			1
Virginia	6			6
Washington	3			3
Wisconsin	2			2
Total	150	13	1	164

Restaurant Expansion

We believe the viability of The Cheesecake Factory concept has been successfully demonstrated in a variety of layouts (single or multi-level, generally from 7,000 to 15,000 interior square feet), site locations (i.e., urban or suburban shopping malls, lifestyle centers, retail strip centers, office complexes and entertainment centers — either freestanding or in-line) and trade areas across the United States.  Accordingly, we intend to continue developing The Cheesecake Factory restaurants in high quality, high profile locations that meet our site standards and demographic requirements within densely populated areas in both existing and new markets.  We also continue to refine a smaller footprint restaurant which should help us to penetrate lower density markets that would not have otherwise been available to us.  In addition to expanding The Cheesecake Factory concept, we plan to selectively pursue other opportunities to leverage the competitive strengths of our restaurant operations, including the expansion of the Grand Lux Cafe and RockSugar Pan Asian Kitchen concepts, as well as the potential development or acquisition of new restaurant concepts.  We also intend to seek opportunities to expand both our restaurant and bakery operations internationally (see “International Expansion” below).

During the past three years, many landlords delayed or cancelled new development projects, as well as extensions and renovations of existing projects, due to the instability in the credit market and a decline in consumer spending brought on by the economic downturn commencing in 2008.  This kept the number of premier sites available that we would consider for our restaurants below historical levels.  As a result, we only opened three new restaurants in fiscal 2010 and one new restaurant in fiscal 2009.  We believe the environment is improving, and in fiscal 2011, we expect to open as many as six to nine new restaurants, including one The Cheesecake Factory restaurant that opened in early February 2011.  It is difficult for us to precisely predict the timing of our new restaurant openings due to many factors that are outside of our control (see “New Restaurant Site Selection and Development” below).  We are currently looking for additional sites that meet our standards and are negotiating leases for potential future locations.  From time to time, we will evaluate opportunities to acquire and convert other restaurant locations into our concepts.

Our upscale, highly customized, casual dining restaurants draw guests from a much larger geographical area compared to most casual dining chain restaurants.  The size of our restaurant trade areas varies by location, depending on a number of factors such as population density, retail traffic generators and geography.  (See Item 1A- Risk Factors — “New Restaurant openings may negatively impact sales at our existing restaurants.”)

International Expansion

In January 2011, we announced our initial expansion plans outside of the United States.  We entered into an exclusive licensing agreement with a Kuwait-based company to build and operate The Cheesecake Factory restaurants in the Middle East.  The agreement provides for the development of 22 restaurants over the next five years in the United Arab Emirates, Kuwait, Bahrain, Qatar and the Kingdom of Saudi Arabia, with the opportunity to expand the agreement to include other markets in the Middle East and North Africa, Central and Eastern Europe, Russia and Turkey.  This licensing agreement includes an initial development fee, site and design fees and ongoing royalties on our licensee’s restaurant sales.  The transaction also includes an agreement to supply bakery products branded under The Cheesecake Factory trademark to such restaurants.  We do not expect this agreement to have a meaningful impact on our financial results in the near term.

We are evaluating other international markets, being extremely selective about our partners and focusing on well-capitalized companies with established business infrastructures, expertise in multiple countries and experience in operating upscale casual dining restaurants.  We look to partner with companies who will protect our brands and operate our concept in a high-quality, consistent way.

New Restaurant Site Selection and Development

We believe the locations of our restaurants are critical to our long-term success and, accordingly, we devote significant time and resources to analyzing each prospective site.  Since our restaurant concepts can be successfully executed within a variety of site locations and layouts, we can be highly selective and flexible in choosing suitable locations. In general, we focus on high quality, high profile sites within larger metropolitan areas with dense populations and above-average household incomes.  We also continue to refine a smaller footprint restaurant which should help us to penetrate lower density markets that would not have otherwise been available to us.  While our restaurants typically share common interior decor elements, the design of each restaurant is customized to accommodate the specifics of each site, including the building type, square footage and layout of available space.  In addition to carefully analyzing demographic information and both historical and anticipated population growth for each prospective site, we consider many other factors to assess the suitability of a location.  Our restaurants principally rely on the visit frequency and loyalty of consumers who work, reside or shop in each of our trade areas.

Our restaurant development model closely resembles a retail business model that occupies leased space in shopping malls, office complexes, retail strip centers, entertainment centers and other real estate developments.  We also develop freestanding restaurant locations using both ground leases and built-to-suit leases, which are commonly used to finance freestanding locations in the restaurant industry.  However, we do not rely on third party financing to obtain or construct sites although we generally receive tenant improvement allowances from our landlords as discussed below.  We generally lease our restaurant locations for primary periods of 15 to 20 years, with an option to renew.  Our rent structures vary from lease to lease, but typically provide for the payment of both minimum base rent and contingent (percentage) rent based on restaurant sales.  We are also generally responsible for our proportionate share of common area maintenance (“CAM”), insurance, property tax and other occupancy-related expenses under our leases.  Many of our leases provide for maximum allowable annual percentage or fixed dollar increases in CAM, insurance, and property tax expenses to enable us to better predict and control future variable lease costs.  Our sales volumes generally have been in excess of the threshold for percentage rent payments at a large percentage of our restaurant locations that are subject to leases with percentage rent payment provisions.

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

The relatively high sales productivity of our restaurants provides opportunities to obtain suitable and competitive leasing terms from landlords.  Due to the flexible and customized nature of our restaurant operations and the complex design, construction and preopening processes for each new location, our lease negotiation and restaurant development time frames vary.  The development and opening process generally ranges from six to eighteen months, depending largely on the availability of the leased space we intend to occupy, and can be subject to delays either due to factors outside of our control or to our selective timing of restaurant openings.  The number and timing of new restaurants actually opened during any given period, and their associated contribution to operating week growth for the period, depend on a number of factors.  (See Item 1A — Risk Factors — “Selecting high quality restaurant sites for new restaurant opening is essential to our ability to grow revenues, profitability and earnings per share.”)  While we attempt to manage those factors within our control, we have experienced unforeseen and planned delays in restaurant openings from time to time in the past and could experience delays in the opening of future sites.

Unit Economics

We believe that our ability to select suitable locations and operate successful, high quality restaurants results in the continuing popularity of our restaurant concepts with consumers.  This popularity is reflected in our average sales per restaurant, which is among the highest of any publicly-held restaurant company.  The following discussion of sales and square foot averages include only The Cheesecake Factory and Grand Lux Cafe restaurant concepts.

Average sales per restaurant open for the full year were approximately $9.8 million, $9.6 million and $9.9 million for fiscal 2010, 2009 and 2008, respectively.  Since each of our restaurants has a customized layout and differs in size, an effective method to measure the unit economics of our concepts is by square foot.  Average sales per productive square foot (defined as interior plus seasonally-adjusted patio square footage) for restaurants open for the full year were approximately $850, $830 and $860 for fiscal years 2010, 2009 and 2008.  Our average sales metrics for a given fiscal year can be impacted by a number of factors, including consumer preferences, macroeconomic conditions, severe weather conditions and the average size of new restaurants we open during that year.  (See Item 1A — Risk Factors — for a discussion of the risks related to the foregoing factors.)  The average interior square footage for restaurants opened during fiscal 2010, 2009 and 2008 was 9,300, 11,000 and 9,800, respectively.

We currently lease space for all of our restaurants and are required to expend cash for leasehold improvements and FF&E to build out the leased premises, which is targeted at an average of $650 to $750 per square foot for The Cheesecake Factory restaurants, excluding preopening costs.  The construction costs to build out our leased premises vary geographically.  Additionally, our investment cost per square foot also varies from restaurant to restaurant, depending on the complexity of our build-out of the leased space, site conditions and labor conditions in the local market.  We typically seek to obtain construction contributions from our landlords for structural additions and other leasehold improvements that we make to the leased premises.  These contributions vary from lease to lease, depending on the scope of construction activities and other factors, and are not achievable at every site.

In selecting sites for our restaurants, an important objective is to earn an appropriate return on investment.  However, this return cannot be meaningfully measured until our restaurants reach their mature run-rate levels of sales and profitability.  The initial return on investment performance targets for newer concepts will typically be lower than the average for an established, highly productive concept such as The Cheesecake Factory, since the first few locations of a new concept are typically in a refinement stage as they build brand recognition for a period of time.  Our return targets do not consider field supervision and corporate support expenses; exclude non-cash items such as depreciation expense; exclude income taxes; and do not represent a targeted return on investment in our common stock.

Our new restaurants historically open with initial sales volumes well in excess of their sustainable run-rate levels.  This initial “honeymoon” effect usually results from grand opening publicity, promotions and other consumer awareness activities that generate abnormally high customer traffic for our concepts, particularly in new markets.  During the three to six months following the opening of new restaurants, customer traffic generally settles into its normal pattern, resulting in sales volumes that gradually adjust downward to their sustainable run-rate level. Additionally, our new restaurants usually require a 90- to 120-day period after opening to reach their targeted restaurant-level margin due to cost of sales and labor inefficiencies commonly associated with new, highly complex casual dining restaurants such as ours.  (See Item 1A — Risk Factors — “Selecting high quality sites for new restaurant openings is essential to our ability to grow revenues, profitability and earnings per share” and “New restaurant openings may negatively impact sales at our existing restaurants.”)

Preopening Costs for New Restaurants

As a result of the highly customized and operationally complex nature of our upscale, high volume concepts, as well as the investment we make in properly training our staff to operate our restaurants, the preopening process for our restaurants is more extensive, time consuming and costly relative to that of most chain restaurant operations.  Preopening costs vary by location depending on a number of factors, including the proximity of our existing restaurants; the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the relative difficulty of the restaurant staffing process; the cost of travel and lodging for different metropolitan areas; the timing of the restaurant opening and the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurants, which may also depend on our landlords obtaining their licenses and permits, as well as completing their construction activities.

Preopening costs for a typical single-story The Cheesecake Factory restaurant in an established market average approximately $1.2 million to $1.4 million and include all costs to relocate and compensate restaurant management employees during the preopening period; costs to recruit and train hourly restaurant employees; wages, travel and lodging costs for our opening training team and other support employees; and straight-line minimum base rent during the build-out and in-restaurant training periods.  Also included in preopening costs are expenses for maintaining a roster of trained managers for pending openings; the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs; and corporate travel and support activities.  Preopening costs are usually higher for larger restaurants, initial entry into a new market and newer concepts.  We usually incur the most significant portion of preopening costs within the two months immediately preceding and the month of a restaurant’s opening.  Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Restaurant Operations and Management

Our ability to consistently and properly execute a made-from-scratch, complex menu in an upscale casual, high volume dining environment is critical to our overall success.  We employ detailed operating procedures, standards, controls, food line management systems, and cooking methods and processes to accommodate our extensive menu and to drive sales productivity.  However, the successful day-to-day operation of our restaurants remains critically dependent on the quality, ability, dedication and engagement of our general managers, executive kitchen managers and all other management and hourly staff members working at our restaurants.  The availability and retention of high-level restaurant management has been and continues to be a significant industry-wide challenge.  (See Item 1A — Risk Factors — “Our business and future development could be harmed if we are unable to retain key personnel or have difficulties in recruiting qualified personnel.”)

We believe that the high average sales volumes and popularity of our restaurants allow us to attract and retain high quality, experienced restaurant-level management and other operational personnel.  In addition, we tend to experience a higher level of management and staff member retention than the restaurant industry in general.  Each full-service restaurant is typically staffed with one general manager, one executive kitchen manager and approximately six to ten additional kitchen and front-of-the-house managers, depending on the size and sales volume of each restaurant.  Our general managers possess an average of nine years of experience with the Company.  All newly recruited restaurant management personnel complete an extensive training program during which they receive both classroom and on-the-job instruction in food quality, safety and preparation, guest service, alcoholic beverage service, liquor liability avoidance, financial management and cost controls, risk management, staff relations, and our core values and culture of guest hospitality.  Managers continue their development by participating in and completing a variety of training and development activities to assess their skills and knowledge necessary for continued upward progression through our management levels.

Restaurant general managers report to an area director of operations who typically supervises the operations of six to eight restaurants, depending on geographic and management experience factors.  In turn, each area director of operations reports to one of four regional vice presidents of restaurant operations.  Our executive kitchen managers report to their general managers, but are also supervised by an area kitchen operations manager responsible for between six and ten restaurants.  Our restaurant field supervision organization also includes a chief operating officer, a chief culinary officer, an operations services team and a performance development department who are collectively responsible for managing new restaurant openings and training for all operational managers and staff.

To enable us to more effectively compete for and retain the highest quality restaurant management personnel, we offer an innovative and comprehensive compensation program for our restaurant general managers and executive kitchen managers.  Each participant receives a competitive base salary and has the opportunity to earn an annual cash bonus (calculated and paid quarterly) based on quantitative restaurant performance metrics.  Participating restaurant general managers are also eligible to use a Company-leased vehicle, for which all non-business use is calculated and added to the participants’ taxable income in accordance with income tax regulations.  A longer-term, equity incentive program, currently based on stock options and restricted stock, is also available to participating restaurant general managers and executive kitchen managers.  Participation in our equity compensation program depends on the participants’ extended service with us in their respective positions and their achievement of certain established performance objectives during that period.

Our restaurant general managers are responsible for selecting and training hourly staff members for their respective restaurants.  Each restaurant is staffed, on average, with approximately 180 hourly staff members.  The actual number of staff members working in a restaurant on any given day will depend on guest traffic levels and can be scaled accordingly throughout the day as appropriate.   We require each hourly staff member to participate in a formal training program for his or her respective position in the restaurant, under the supervision of other experienced staff members and restaurant management.  We strive to foster enthusiasm and dedication in our staff members through daily staff meetings and dedicated time for training.  We regularly solicit their suggestions concerning restaurant operations and other aspects of our business.

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

Bakery Operations

Currently, we have two bakery production facilities: one in Calabasas Hills, California, and a second in Rocky Mount, North Carolina.  Our facility in Calabasas Hills contains approximately 60,000 square feet, of which approximately 40,000 square feet is devoted to production operations and the remainder is utilized for corporate support purposes.  Our facility in Rocky Mount contains approximately 100,000 square feet, of which approximately 70% is devoted to production operations and 20% is being used as a distribution center for our restaurants and customers located in the eastern United States.  We intend to build out the remaining space in stages as additional capacity is needed to produce cheesecakes and other bakery products for our restaurants and other foodservice wholesalers, retailers and distributors.  We have an option to acquire additional land adjacent to our current facility in North Carolina, should additional capacity be needed in the future.

We produce approximately 70 varieties of cheesecake in our two production facilities based on proprietary recipes.  Some of our most popular cheesecakes include the Original Cheesecake, Ultimate Red Velvet Cake CheesecakeTM , Reese’s® Peanut Butter Cup Chocolate Cake CheesecakeTM, Godiva® Chocolate, 30th Anniversary Chocolate Cake Cheesecake, Fresh Banana Cream and Fresh Strawberry.  Other popular baked desserts include Chocolate Tower Truffle CakeTM, Carrot Cake, Black-Out Cake and Lemoncello Cream Torte.  In the aggregate, our bakery production facilities currently produce approximately 300 product SKUs (stock keeping units).

High quality baked desserts and other products made with the best available ingredients are essential to the successful execution of our restaurant and bakery operations.  Our bakery facilities operate under an ongoing, comprehensive food safety and quality assurance program.  This program includes, among other things, supplier qualification and plant inspections, inbound raw material testing, microbiological testing of the production environment, safety and sanitation monitoring, and finished goods testing.  Our in-house food safety and quality assurance staff audits and monitors our manufacturing practices during operation and closely monitors our compliance with the industry standard Hazard Analysis Critical Control Points (“HACCP”) program.  We use both internal and external quality control laboratory resources to test raw ingredients and finished products for safety.

The primary role of our bakery operations is to produce innovative, high quality cheesecakes and other baked desserts for sale at our restaurants.  Dessert sales represented approximately 15% of our restaurant sales in fiscal 2010, 15% in fiscal 2009 and 14% in fiscal 2008, and are important to restaurant-level profitability.  We also sell cheesecakes and other baked products on a wholesale basis to other foodservice operators, retailers and distributors.  Approximately 60% of the bakery’s production activities are currently devoted to our outside customers, with the remaining dedicated to supplying our restaurants.  Cheesecakes and other items produced for outside accounts are marketed under The Cheesecake Factory® trademark, The Dream Factory® trademark, The Cheesecake Factory Bakery® mark and other private labels.  Current large-account customers include the leading national warehouse club operators, a national retail bookstore cafe, institutional foodservice distributors, supermarkets and other restaurant and foodservice operators.  Sales to warehouse clubs, which represent approximately two-thirds of our total outside bakery sales, are concentrated with three large warehouse club operators in the United States.  Bakery products are shipped to our restaurants and other customers throughout the United States by common carrier.  We also fulfill orders received by telephone and through our website.

Our bakery sells our baked goods internationally under both The Cheesecake Factory® and The Dream Factory® trademarks in over ten countries.  We have a limited distribution arrangement with one operator in Saudi Arabia to sell our baked goods in their cafe outlets under “The Cheesecake Factory of California” name and are selling our desserts at another Middle East-based coffee cafe under The Dream Factory® trademark.  Our bakery will supply The Cheesecake Factory® branded products offered in our restaurants to any licensed The Cheesecake Factory® restaurants opened in the Middle East under our exclusive licensing agreement.

We strive to develop and maintain long-term, growing relationships with our bakery customers, based largely on our 38-year reputation for producing high quality, creative baked desserts.  However, bakery sales volumes always will be less predictable than our restaurant sales.  (See Item 1A — Risk Factors — “Our failure to successfully operate our bakery business would have a material adverse impact on our third party bakery sales and profits.”)

We currently maintain a full-time staff of sales and marketing and product development employees dedicated to bakery operations.  Additionally, we utilize the services of professional foodservice brokers for certain bakery products and distribution channels.

Purchasing and Distribution

We strive to obtain quality menu ingredients, bakery raw materials and other supplies and services for our operations from reliable sources at competitive prices.  We continually research and evaluate various ingredients and products in an effort to maintain high quality levels and to be responsive to changing consumer tastes.  Except for cheesecakes and other baked products, which we produce at our bakery facilities, our restaurants do not utilize a central food commissary.  Substantially all menu items are prepared daily on each restaurant’s premises from scratch using fresh ingredients.  In order to maximize purchasing efficiencies and to provide the freshest ingredients for our menu items while obtaining the lowest possible prices for the required quality and consistency, each restaurant’s management determines the quantities of food and supplies required and orders the items from local, regional and national suppliers on terms negotiated by our central purchasing staff.  Restaurant-level inventories are maintained at a minimum dollar-value level in relation to sales due to the high concentration and relatively rapid turnover of the perishable produce, poultry, meat, fish and dairy commodities that we use in our operations, coupled with limited storage space at our restaurants.

We attempt to negotiate short-term and long-term agreements for our principal commodity, supply and equipment requirements, depending on market conditions and expected demand.  However, we are currently unable to contract for long periods of time for certain of our commodities such as fish and most dairy items (except for cream cheese used in our bakery operations).  Consequently, these commodities can be subject to unforeseen supply and cost fluctuations.  In addition, commodity costs also can fluctuate due to other factors as discussed in Item 1A — Risk Factors — including “Increases in food costs, raw materials and other supplies and services may have a material adverse impact on our business a results of operations.”  Substantially all of our food and supplies are available from multiple qualified suppliers in virtually all cities in which our operations are located.  Independent foodservice distributors, including the largest foodservice distributor in North America, deliver most food and supply items daily to our restaurants.

Information Technology

We facilitate financial and accounting controls in our restaurants through the use of a sophisticated point-of-sale (“POS”) cash register system and computer network in each restaurant that interfaces with the computer network in our corporate offices using a high-speed, secure communication system.  The POS system is also used to authorize and transmit credit card sales transactions.  The POS system and computer network provide our restaurant management with daily information regarding sales, cash receipts, inventory, food and beverage costs, labor costs and other controllable operating expenses.  Our Kitchen Management System (“KMS”) provides automated routing and cookline balancing and is installed in all of our restaurants.  KMS has improved productivity and continues to provide synchronization in order completion, ticket time and cook time data and more efficient levels of labor without sacrificing quality.  Field supervision staff members also use computer systems that interface with the restaurant and corporate computer networks and handheld wireless devices to insure prompt communication.

We continue to innovate and modernize our technology infrastructure to provide improved efficiency, capability, stability and scalability.  In fiscal 2010, we implemented and leveraged a robust business intelligence solution and data warehouse architecture to empower corporate, field and restaurant management with information and insights into key operational metrics and performance indicators.  This framework provides enterprise reporting, dashboards and analytics allowing relevant and targeted access and correlations to data sources such as front desk metrics like quote accuracy and wait times, management and staff retention trends, and restaurant quality and service analysis.  We are in the process of implementing an improved back office system at our restaurants to further improve supply chain management, prep and production planning, forecasting and ordering.  We also completed the implementation of our new front desk management system, which has further streamlined our operations by improving our quote accuracy.

Marketing and Advertising

We believe our commitment to providing a differentiated total guest experience through fresh and innovative menu items, unique restaurant design and decor, and friendly, attentive service where guest satisfaction is our highest priority has created strong brand recognition for our namesake concept.  Our operational excellence continues to be a highly effective approach to attracting and retaining guests.  Accordingly, we historically relied on our reputation, as well as our high profile locations, media interest and positive “word of mouth” to retain and grow market share rather than using traditional paid advertising through television and print.  For restaurants opening in new markets, we strive to obtain local television and radio station coverage of the opening in order to benefit from the free publicity.  We also attempt to build awareness and relationships with retailers located in the same developments, mall concierges, local hotel concierges, neighborhood groups and others in the community.

During fiscal 2009, we implemented a strategic marketing plan with the primary objectives of further building our brand awareness through high profile national/local publicity, deepening guest engagement through social media and driving sales in a cost effective way that is consistent with the high quality of our brands.  We continued to evolve this strategic platform in fiscal 2010 by building on our brand positioning, which is founded on the concept of sharing.  Most notably, this included the continuation of our relationship with Feeding America® — the nation’s leading domestic hunger-relief charity — along with an integrated promotional partnership with the American Idol® Live Tour and the addition of a new e-gift card sales channel.  We are actively using social media, such as email, Facebook® and Twitter® to engage our guests by providing an interactive forum for them to relate with us (and each other), as well as learn about what is new and exciting in our restaurants.  In fiscal years 2010, 2009 and 2008, expenditures for marketing and advertising were approximately 1% of restaurant sales.

Seasonality and Quarterly Results

Our business is subject to seasonal fluctuations. Historically, our highest levels of revenues for our established restaurants occur in the second and third quarters of the fiscal year.  Approximately 90% of our restaurants are located in or near retail centers and malls that typically experience seasonal fluctuations in sales.  Patio seating represents approximately 20% of the total available productive seating in our restaurants and can be subject to disruption from inclement weather.  Quarterly results have been and will continue to be significantly impacted by the number and timing of new restaurant openings and their associated preopening costs and operating inefficiencies.  Our bakery operations are seasonal to the extent that the fourth quarter’s sales are typically higher due to holiday business.  Additionally, bakery sales comparisons may fluctuate significantly from quarter to quarter due to the timing and size of orders from our larger bakery customers.  (See Item 1A — Risk Factors — “Seasonality of our business and the timing of new restaurant openings could result in fluctuations in our financial performance from quarter to quarter within a fiscal year” and “Adverse weather conditions could unfavorably affect our restaurant sales.”)

Food Quality and Safety

To minimize the risk of food borne illness, we monitor compliance with industry best practice standards, including extensive training of staff in food safety, rigorous management of internal processes and conditions as validated by third party audit and certifications for Safe Quality Food standards and American Institute of Baking food safety.  We have similar procedures with respect to food safety at our restaurants.  In addition, our corporate food safety and quality assurance staff supplement our internal operational staff and external food quality monitoring programs, including a monthly review by a third-party provider to audit our food safety and sanitation.  (See Item 1A — Risk Factors — “Negative publicity about us, our restaurants or bakery products, and about others across the food industry supply chain, whether or not accurate, could harm our business”‘ and “Litigation could have a material adverse impact on our business.”)

Government Regulation

We are subject to numerous federal, state and local laws affecting our business.  Each of our restaurants is subject to licensing and regulation by a number of government authorities, which may include alcoholic beverage control, nutritional information disclosure, health, sanitation, environmental, zoning and public safety agencies in the state or municipality in which the restaurant is located.  (For a discussion of these factors, see Item 1A — Risk Factors —  including “Changes in, or any failure to comply with, applicable laws or regulations at the federal, state or local level, including mandated changes to minimum wage levels, could adversely affect our business, financial position and results.”)

During fiscal 2010, alcoholic beverages represented approximately 13% of our restaurant sales.  Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities, for licenses and permits to sell alcoholic beverages on the premises.  Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. Alcoholic beverage control regulations impact many aspects of the daily operations of our restaurants, including the minimum ages of patrons consuming and staff members serving these beverages; staff member alcoholic beverage training and certification requirements; hours of operation; advertising; wholesale purchasing and inventory control of these beverages; the seating of minors and the servicing of food within our bar areas; special menus and events, such as happy hours, and the storage and dispensing of alcoholic beverages.  State and local authorities in many jurisdictions routinely monitor compliance with alcoholic beverage laws.

In addition, we are subject to dram shop statutes in most of the states in which we operate, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.  We carry liquor liability coverage as part of our existing comprehensive general liability insurance.  (For a discussion of the potential impact of a settlement or judgment in excess of our liability insurance coverage, see Item 1A — Risk Factors

— “Litigation could have a material adverse effect on our business” and “Increases in the cost of managing our risk profile, including employee health benefits, may have a material adverse effect on our business and results of operations.”)

Various federal and state labor laws govern our operations and our relationships with our staff members, including such matters as minimum wages, breaks, overtime, fringe benefits, safety, working conditions and citizenship or work authorization requirements.  Various proposals that would require employers to provide health insurance for all of their employees are considered from time to time in Congress and various states and municipalities, including the recently enacted federal health care legislation. We are also subject to the regulations of the Office of Homeland Security, the U.S. Citizenship and Immigration Services and U.S. Customs and Immigration Enforcement.  In addition, some states in which we operate have adopted immigration employment laws which impose additional conditions on employers.

As a manufacturer and distributor of food products, we are subject to a number of food safety regulations, including the Federal Food, Drug and Cosmetic Act and the newly enacted Federal Food Safety Modernization Act.  This comprehensive regulatory framework governs the manufacture (including composition and ingredients), labeling, packaging and safety of food in the United States.  In addition, several states and local jurisdictions have adopted or are considering various food and menu nutritional labeling requirements, many of which are inconsistent or are interpreted differently from one jurisdiction to another.

We are subject to federal and state environmental regulations.  However, these laws have not had a material effect on our operations.  During fiscal 2010, there were no material capital expenditures for environmental control facilities, and no such expenditures are anticipated.

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

We have a significant number of hourly restaurant staff members who receive income from gratuities.  We have elected to voluntarily participate in a Tip Reporting Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service.  By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only FICA tax assessments for unreported or underreported tips.  However, we rely on our staff members to accurately disclose the full amount of their tip income and base our reporting on the disclosures provided to us by such tipped employees.

Trademarks and Other Intellectual Property

We have registered, among other marks, “The Cheesecake Factory,” “Grand Lux Cafe,” “RockSugar Pan Asian Kitchen,” “The Cheesecake Factory Bakery,” “The Dream Factory,” and “The Cheesecake Factory Bakery Cafe” as trademarks with the United States Patent and Trademark Office in both restaurant and bakery goods categories, among others.  Additional trademark applications are pending.  We have also registered our ownership of the Internet domain names “www.thecheesecakefactory.com,” “www.grandluxcafe.com,” “www.rocksugarpanasiankitchen.com” and other Internet domain names, and we periodically apply for copyright protection of our restaurant menus.  We regard our trademarks and other intellectual property as having substantial value and as important factors in the marketing of our restaurants and bakery products.  We have registered, or have pending applications to register, one or more of our trademarks in more than 70 foreign countries, although we have not been able to register our marks in every country or in every category for which registration has been sought and can provide no assurance that our name and marks will be renewed in the future.  (See Item 1A — Risk Factors — “Failure to maximize or to successfully assert our intellectual property rights could impact our competitiveness.”)

Charitable Giving

In 2001, we sponsored the formation of The Cheesecake Factory Oscar and Evelyn Overton Charitable Foundation (“Foundation”), a 501(c)(3) qualified, non-profit charitable organization.  Two of our Executive Officers, David Overton and Debby Zurzolo, hold positions on the Foundation’s Board of Directors.  Our Foundation allows us to give back to our communities and provides a means for staff member participation in qualified local community service and charitable programs.  In fiscal 2010, the Foundation hosted its annual Invitational Charity Golf Tournament, raising over $200,000 in net proceeds to benefit the City of Hope, a National Cancer Institute-designated Comprehensive Cancer Center.   Since the inception of the event in 2003, the Foundation has raised $1.7 million for the City of Hope.  In addition, in fiscal 2010, the Foundation held its annual Thanksgiving Day Feast at 13 Salvation Army shelters across the country, serving approximately 6,000 low-income individuals and families.  The Foundation also supports the Salvation Army’s South Los Angeles Youth and Community Center, enabling it to provide a safe haven to at risk children and families on Saturdays.  Additionally, the Foundation helps sponsor The Cheesecake Factory Secret IngredientsTM teams of our staff members who work directly with qualified charities in their communities to support a variety of local and national causes.

In addition to the efforts of the Foundation, in fiscal 2010 we donated $1.3 million to Feeding America® as a lead sponsor of Hunger Action Month, a campaign to fight domestic hunger.  Our staff members also donated over 65 tons of peanut butter to local food banks across the country as part of a company-wide initiative to support Hunger Action Month.  In addition, we continued to participate in the Harvest Program by donating excess, unused food from The Cheesecake Factory and Grand Lux Cafe restaurants to qualified local and regional agencies, including food banks, soup kitchens and homeless shelters.

Employees

As of December 28, 2010, we employed approximately 31,500 staff members, of which approximately 30,300 worked in our restaurants, approximately 800 worked in our bakery operations and approximately 400 worked in our corporate center and restaurant field supervision organization.  None of our staff members are currently covered by collective bargaining agreements, and we have never experienced an organized work stoppage, strike or labor dispute.  Our working conditions and compensation packages are generally comparable with those offered by our competitors, and we consider overall relations with our staff members to be favorable.

Executive Officers

David Overton, age 64, serves as our Chairman of the Board and Chief Executive Officer.  Mr. Overton co-founded our predecessor company in 1972 with his parents, Oscar and Evelyn Overton.

Michael E. Jannini, age 58, was appointed President of the Company in February 2010.  Prior to joining the Company, Mr. Jannini spent over 20 years in various management roles with Marriott International, Inc.  He most recently served as Executive Vice President and General Manager of Global Brand Strategy and Innovation at Marriott.

W. Douglas Benn, age 56, was appointed Executive Vice President and Chief Financial Officer in January 2009.  Mr. Benn is a veteran of the restaurant industry having spent more than 20 years in management roles with restaurant companies.  Prior to joining the Company, he served as Executive Vice President and Chief Financial Officer of RARE Hospitality International, owner of the LongHorn Steakhouse and The Capital Grille concepts, prior to that company’s sale to another multi-concept, public restaurant company in October 2007.

Max S. Byfuglin, age 65, serves as President of The Cheesecake Factory Bakery Incorporated, our bakery subsidiary.  Mr. Byfuglin joined our bakery operations in 1982 and worked closely with our founders, serving in nearly every capacity in our bakery over the past 28 years.

Debby R. Zurzolo, age 54, serves as our Executive Vice President, Secretary and General Counsel.  Ms. Zurzolo joined our Company as Senior Vice President and General Counsel in April 1999 and was appointed to her current positions in December 2003.  From 1982 until joining the Company, she practiced law at Greenberg Glusker Fields Claman & Machtinger LLP in Los Angeles, California.  As a partner with that firm, Ms. Zurzolo represented us on various real estate and other business matters.

ITEM 1A.               RISK FACTORS

Our business, operating results, financial position and/or cash flows are subject to a number of risks and uncertainties.  Our actual results could vary materially from any results expressed or implied by forward-looking statements contained in this report (and in any of our other filings with the SEC and other communications by us, both written and oral) depending on a variety of factors, including the risks and uncertainties described below.  It is not possible for us to predict the impact these factors could have on us or the extent to which any one factor, or combination of factors, may adversely affect our results.

Continuing effects from the global economic crisis and recession, including a decline in consumer discretionary spending, materially affected us in fiscal 2010, 2009 and 2008, and could adversely affect us in fiscal 2011 and beyond.

Dining in casual, upscale restaurants generally is a discretionary expense.  Factors that affect consumer behavior and spending for restaurant dining in general, such as changes in general economic conditions (including national, regional and local economic conditions), consumer tastes, discretionary spending patterns, demographic trends and employment levels, may have a material adverse effect on our business, operating results, financial position or cash flows.  Leading economic indicators, such as unemployment and consumer confidence, remain volatile and may not show meaningful improvement in fiscal 2011.  If economic conditions worsen, our business, operating results, financial position and cash flows could be adversely affected.

Future growth in our revenues, profitability and earnings per share depends heavily on improving comparable restaurant sales.

Future growth in revenues and profits is highly dependent on our ability to grow comparable restaurant sales and leverage comparable sales gains by operating our restaurants efficiently.  Comparable restaurant sales changes generally occur as a result of guest traffic increases or decreases, menu pricing and menu mix shifts.  Decreases in comparable restaurant sales generally result in spreading fixed costs across a lower level of sales, which may, in turn, cause downward pressure on our profitability.  If we are unable to increase the guest traffic levels in our restaurants, it will likely hinder our ability to grow our comparable restaurant sales.

Changes in guest traffic levels can be impacted by a variety of factors, including macroeconomic conditions and changes in customer discretionary spending (as discussed above), competition from other restaurants (both in the upscale casual dining segment and in other segments of the restaurant industry), consumer perception of our concepts’ offerings in terms of quality, price, value and service, changes in consumer eating habits, such as trends toward eating less calories, salt and fats, and how guest experiences affect their desire to return to our restaurants.

We utilize menu price increases to help offset inflation of key operating costs.  If our menu price increases are not accepted by guests, resulting in reduced guest traffic, it could reduce our growth in comparable restaurant sales and negatively affect our profitability.  If our menu price increases are insufficient to absorb or offset increased costs, it could negatively affect our profitability.

Menu mix can be negatively impacted as a result of guests managing their checks.  If menu mix is unfavorable, it could offset some of the impact of our menu price increases, thereby lowering our potential for comparable restaurant sales growth.

Selecting high quality sites for new restaurant openings is essential to our ability to grow revenues, profitability and earnings per share.

Our future revenue and profitability growth also depends on the availability of high quality sites that meet our criteria for new restaurant development and our ability to select sites that will continue to drive high levels of sales per square foot.  Our new restaurant development can be subject to unforeseen delays due to market conditions, the highly customized nature of our restaurant concepts, and the complex design, construction, and preopening processes for each new location.  The lease negotiation and restaurant development timeframes also vary by location.  Due to continued instability in the credit market and continuing conservative consumer spending in fiscal 2010, many landlords continued to delay new projects or extensions and/or renovations of existing projects.  Also, few retail developers launched new projects for openings in future years.  Such actions may limit our choices to consider for growth opportunities.

The number and timing of new restaurants opened during any given period, and their associated contribution to operating week growth for the period, will depend on a number of factors including, but not limited to:

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

•                  our ability to successfully manage the design, construction and preopening processes for each restaurant, and the availability and/or cost of raw materials;

•                  any unforeseen engineering or environmental problems with the leased premises;

•                  adverse weather during the construction period; and

•                  the availability of qualified operating personnel in the local market.

If we are unable to develop new restaurants, our ability to increase our revenues and profitability may be harmed.

Restrictive credit conditions, along with macroeconomic factors, had an adverse impact on certain of our landlords and other tenants in retail centers in which we are located.  If these conditions continue or worsen, it could further materially impact these parties, which in turn could negatively affect our financial results.

The credit and lending industry continue to be restrictive.  If credit accessibility fails to improve in fiscal 2011 and beyond, our landlords may be unable to obtain financing or remain in good standing under their existing financing arrangements, resulting in their inability to provide construction contributions or failure to satisfy other lease covenants to us.  In addition, lenders are taking a more active role in reviewing tenant leases and prospective tenancies and have been more restrictive in approving tenancies and financing.  This may affect our ability to lease sites at as favorable terms as we have received in the past.

Several of our landlords filed for protection under Chapter 11 of the United States Bankruptcy Code, and we received notices of intended foreclosures from lenders to our landlords on other projects.  While several of our landlords have filed for bankruptcy protection, many of them have now emerged from such protection and continue to own and operate the shopping centers in which we are located.  While as of the date of filing of this report, no leases have been rejected in the bankruptcy proceedings, and we have not received any indications that our occupancy rights will be disturbed by any of these proceedings, we can not be certain that such proceedings will not impact us in the future.  In addition, if these landlords (and others who have not filed for bankruptcy protection to date) are unable to obtain sufficient credit to continue to properly manage their retail sites, we may experience a drop in the level of quality of such retail centers.

In addition, several other tenants at retail centers in which we are located or have executed leases have ceased operations or, in some cases, have failed to open after committing to do so.  While the number of tenant closures subsided by the end of fiscal 2010, if these failures continue, they could result in a reduction of guest traffic at retail centers in which we are located.  In turn, this may contribute to a lower number of guest visits at our restaurants.  Additionally, if our landlords fail to satisfy required co-tenancies in our leases, such failures may result in us delaying openings or terminating leases in these locations.  All of these factors could have a material adverse impact on our operations.

Our inability to renew our restaurant leases on similar terms and conditions, or at all, could harm our business and results of operations.

We currently lease all of the premises in which our restaurants are located and plan to continue to do so in the future.  Should we be unable to renew these leases on similar terms and conditions, or at all, we would be required to incur additional costs to operate our restaurants, including increased rent and other costs related to our occupancy of the leased premises, and costs for the relocation and development of a restaurant with respect to which a lease was not renewed.   Additional costs related to the leasing and development of our restaurants could negatively affect our business and results of operations.

Our success depends substantially on the value of our brands and our reputation for offering guests a unique total experience.

We believe we have built a strong reputation for the quality and breadth of our menu items and bakery products, as part of the total experience that guests enjoy in our restaurants.  We believe we must protect and grow the value of our brands to continue to be successful in the future.  Any incident that erodes consumer trust in or affinity for our brands could significantly reduce their value.  If consumers perceive or experience a reduction in food quality, service or ambiance, or in any way believe we failed to deliver a consistently positive experience, including in any future restaurants operated by licensees, our brand value could suffer.

Negative publicity about us, our restaurants or bakery products and about other businesses across the food industry supply chain, whether or not accurate, could harm our business.

Adverse publicity or news reports, whether or not accurate, regarding food quality or safety issues, illness, injury, health concerns, government or industry findings concerning food products served by us, or operating issues stemming from a single restaurant, a limited number of our restaurants, a single production run of our bakery products, restaurants operated by other foodservice providers or generally in the food supply chain, could be damaging to the restaurant industry overall and specifically harm our brand and reputation.  A decrease in guest traffic as a result of these types of health concerns or negative publicity could adversely impact our results of operations.

Our growth strategy includes plans to improve upon and expand our Grand Lux Cafe and RockSugar Pan Asian Kitchen brands.  A failure by us to successfully expand and operate these brands may negatively affect our business and results of operations.

As of February 23, 2011, The Cheesecake Factory Incorporated operated 164 upscale, casual, full-service dining restaurants: 150 under The Cheesecake Factory® mark; 13 under the Grand Lux Cafe® mark; and one under the RockSugar Pan Asian Kitchen® mark.  Each of our restaurant concepts, as well as each of our individual restaurants, is subject to the risks and uncertainties described in this filing. However, there is an enhanced level of risk and uncertainty related to the operation and expansion of our less-established brands, Grand Lux Cafe and RockSugar Pan Asian Kitchen. While we have made substantial investments in the development of these concepts, additional investments are required in order for us to refine and expand each of these concepts.  We can provide no assurance that these investments will be successful or that additional new unit growth will be accepted in the markets targeted for expansion of these concepts.

Our international expansion and global brand development efforts could negatively affect our brand, require additional infrastructure to support, and cause us to be exposed to additionally liabilities under foreign laws.

In January 2011, we entered into an exclusive licensing agreement with a Kuwait-based company to build and operate 22 The Cheesecake Factory restaurants over the next five years in the United Arab Emirates, Kuwait, Bahrain, Qatar and the Kingdom of Saudi Arabia, with the opportunity to expand the agreement to include other markets in the Middle East and North Africa, Central and Eastern Europe, Russia and Turkey. We currently have no restaurants in locations other than the United States and have not licensed our brand, trained licensees to execute our The Cheesecake Factory concept or supported a third party arrangement of this type.

Our licensee is authorized to operate The Cheesecake Factory restaurant concept using our trademarks, trade dress, logos and systems and to provide our branded food and bakery products directly to consumers in The Cheesecake Factory restaurants to be opened in the licensed areas.  The products and services our licensee delivers in our branded restaurants may be negatively affected by factors outside of our control, including, but not limited to:

•                  difficulties in achieving the consistency of product quality and service as compared to restaurants we operate in the United States;

•                  changes to our recipes required due to cultural differences;

•                  inability to obtain adequate and reliable supplies of ingredients and products necessary to execute our diverse menu; and

•                  differences, changes or uncertainties in economic, regulatory, legal, social and political conditions.

If these difficulties are attributed to us by guests in restaurants operated by our licensee, our reputation and brand value could be diminished.

In order to support our international expansion, we entered into an agreement with our Middle East restaurant licensee whereby our bakery will supply certain of our branded bakery products to restaurants to be developed and operating by our licensee in the Middle East.  In order to supply product to the countries in the Middle East in which we will license restaurant operations, our bakery must adapt certain recipes to eliminate prohibited ingredients, comply with labeling requirements that differ from the United States, and maintain certifications required to export to such countries.  In addition, unexpected events outside of our control, such as trade restrictions, embargos, and disruptions in shipping, may affect our ability to transport adequate levels of bakery products to our licensee, for whom we are a sole source of supply for our branded desserts.  A failure to adequately supply our licensee’s restaurants could affect the guest experience at their restaurants, result in decreased sales and, depending upon the reason for the failure, trigger contractual defaults on our part.

As we expand our brand internationally, we will need to comply with regulations and legal requirements, including those related to the protection of our trademarks, trade secrets and other intellectual property.  (See “Failure to maximize or to successfully assert our intellectual property rights could negatively impact our competitiveness” below.)  We will have additional exposure to foreign tax laws and regulations which currently do not affect us.  Additionally, we will need to comply with both domestic laws affecting United States businesses that operate internationally and foreign laws in the countries in which we expand our restaurants, such as the Foreign Corrupt Practices Act, under which we do not currently have exposure.  Also, we may become subject to lawsuits or other legal actions resulting from the acts or omissions of our licensee and, even though we may have taken reasonable steps to protect against such liabilities, including by obtaining contractual indemnifications and insurance coverage, there is no assurance that we will not incur costs and expenses as a result of our licensee’s conduct even when we are not legally liable.

We may be unable to appropriately scale our infrastructure in a timely manner.

During fiscal 2009 and 2008, we reduced our infrastructure to adapt to the reduction in comparable restaurant sales and for the reduced number of new restaurant openings planned for those years.  In fiscal 2010, we opened three new restaurants without substantially adding to our infrastructure.  However, we continue to evaluate the appropriate level of our infrastructure necessary to support our fiscal 2011 and beyond operational and development plans, including our international expansion.

We currently do not have corporate personnel or staffing dedicated to international development and will need to utilize the talents of existing management, some of who have prior experience with international operations, as we develop our international licensing and operations infrastructure.  The inability to find and retain management personnel to support our international expansion and the diversion of key members of our current management team towards the development of an international operations infrastructure may detract from their ability to manage our domestic operations.  Because we intend to remain highly engaged in the initial training of our licensee’s restaurants operated under our brand, we will need to temporarily assign our staff members to our licensee’s newly opened restaurants to insure that our brand is executed as it is in the United States.  This entails sending trainers for each of our restaurant staff positions to countries in which many of such staff members will not previously have had any exposure. Although we intend to train our staff to become familiar with local customs and laws, there is a risk that such unfamiliarity may result in unintended encounters with local traditions.

With respect to our domestic operations, if market conditions continue to improve and we are able to identify enough high quality sites to significantly increase the planned number of new restaurant openings in the future, we may be unable to scale or manage the growth of our corporate and field supervision infrastructure in the short term to appropriately support our operations. Likewise, if sales decline, we may be unable to reduce our infrastructure quickly enough to prevent further sales deleveraging which would adversely affect our results of operations.

With respect to our planned international expansion, our initial license agreement requires us to provide training and support to our licensee for its development and operation of The Cheesecake Factory restaurants in the Middle East.  One of the most important aspects of our restaurant operations in our ability to deliver dependable, quality service by experienced staff members who can execute our concepts according to our high standards.  This will initially require training our licensee’s management in United States and also will require training our licensee’s staff in the licensed territories. This will also require providing support in the selection and development of restaurant sites, product sourcing logistics, technological systems, and menu renovation. If we are unable to provide the appropriate level of infrastructure support to our licensee, our contractual relationship with our licensee and our future international expansion opportunities may be harmed.

Increases in food costs, raw materials and other supplies and services may have a material adverse impact on our business and results of operations.

Our operating margins depend on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, energy and water, and other supplies and services.  We attempt to negotiate short-term and long-term agreements for our principal commodity, supply and equipment requirements, depending on market conditions and expected demand.  However, we are currently unable to contract for long periods of time for certain of our commodities.  Consequently, these commodities can be subject to unforeseen supply and cost fluctuations due to factors such as changes in demand patterns, increases in the cost of key inputs, fuel costs, weather and other market conditions outside of our control.  Dairy costs can also fluctuate due to government regulation.  In addition, raw materials that we may purchase on the international market are subject to fluctuations in both the value of the U.S. dollar and increases in local demand, which may increase our costs and negatively impact our profitability.

Our suppliers also may be affected by higher costs to produce and transport commodities used in our restaurants and bakery manufacturing facilities, higher minimum wage and benefit costs, and other expenses that they pass through to their customers, which could result in higher costs for goods and services supplied to us.  There is no assurance that we will be able to maintain these costs at levels that do not have a material adverse effect on our operations.

Increases in the cost of managing our risk profile, including employee health benefits, may have a material adverse effect on our business and results of operations.

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employment practices, employee health benefits and other insurable risks through our self insurance programs.  Unfavorable fluctuations in market conditions or availability of such insurance or changes in local, state and/or federal regulations could significantly increase our self insurance costs and insurance premiums.

In addition, despite our efforts to control costs while still providing competitive health care benefits to our staff members, significant increases in health care costs continue to occur, and we can provide no assurance that our cost containment efforts in this area will be effective.  Further, we are unable to accurately predict the impact of recent federal health care legislation on our health care benefit costs due to continued uncertainty with respect to implementation of such legislation, and significant increases in such costs could adversely impact our operating results.  In addition, several localities, including San Francisco, California, have adopted or are considering adoption of health care related legislation affecting employers.   There is no assurance that we will be able to absorb and/or pass through the costs of such legislation in a manner that will not adversely impact our operating results.

Employment-related litigation continues to increase at both the state and federal levels, particularly with respect to claims styled as class action lawsuits, which are costly to defend.  Also, some employment related claims in the area of wage and hour disputes are not insurable risks.  If our costs related to these claims continue to increase, our results of operations may be harmed.

Changes in, or any failure to comply with, applicable laws or regulations at the federal, state or local level, including mandated changes to minimum wage levels, could adversely affect our business, financial position and results.

Various federal, state and local labor laws and regulations govern our operations and relationships with our staff members, including minimum wages, breaks, overtime, fringe benefits (including health care benefits), safety, working conditions and citizenship and legal residency requirements.  Changes in, or any failure to comply with, these laws and regulations could subject us to fines or legal actions.  Settlements or judgments that are not insured or are in excess of our coverage limitations could have a material adverse affect on our business.  Despite our efforts to maintain compliance with legal requirements, some of our staff members may not meet federal citizenship or residency requirements.  This could result in a disruption in our work force, sanctions against us and adverse publicity.  Significant government-imposed increases in minimum wages, paid or unpaid leaves of absence and mandated health and/or COBRA benefits, or increased tax reporting, assessment or payment requirements related to our employees who receive gratuities, or changes in interpretations of existing law concerning meal and rest period breaks currently under consideration by the Supreme Court in the State of California, could be detrimental to the profitability of our restaurants and bakery operations.

Our staff members are subject to various minimum wage requirements.  We operate in many states, including California, where the minimum wage is higher than the federal minimum and in such states our staff members receive compensation equal to the state’s minimum wage.  There have been and may be additional minimum wage increases in excess of federal minimum wage implemented in various jurisdictions in which we operate or seek to operate.  Minimum wage increases may have a material adverse effect on our labor costs.

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

In addition, as a manufacturer and distributor of food products, we are subject to a number of food safety and labeling laws and regulations, including the Federal Food, Drug and Cosmetic Act and the newly enacted Federal Food Safety Modernization Act.  Failure to comply with these and other applicable laws and regulations could adversely affect our business, financial position and results of operations.

A reduction in bakery sales at our restaurants or to third parties could adversely affect our profits.

While one of the primary functions of our bakery still remains to provide quality, innovative dessert products to our branded restaurants, the profitability of our bakery operations depends on a number of factors including, but not limited to our:

•                  ability to obtain and retain large-account customers;

•                  ability to pass on increases in the key costs of operations to our customers, in whole or in part;

•                  macroeconomic conditions affecting consumers’ desire and ability to purchase our bakery product offerings;

•                  ability to appropriately adjust our bakery infrastructure and staffing to accommodate fluctuations in production, including increases which will be required to support our international expansion; and

•                  current reliance on three major warehouse customers for a substantial percentage of our third party bakery sales.

A decrease in sales and/or profitability from our bakery operations would have an adverse impact on our financial results.

If we are unable to respond appropriately to changes in consumer health regulations and consumer eating habits, our revenues and results of operations could be adversely impacted.

The Federal government, as well as a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to make certain nutritional information available to guests.  Some states and local governments have also enacted legislation prohibiting the sales of certain types of ingredients in restaurants.  The success of our restaurant operations depends, in part, upon our ability to effectively respond to changes in consumer health and disclosure regulations and to adapt our menu offerings to trends in eating habits.  If consumer health regulations or consumer eating habits change significantly, we may be required to modify or discontinue certain menu items.  In addition, dietary restrictions in some international locations in which our international licensee plans to operate may require us to modify or discontinue serving certain menu items.  To the extent we are unable to respond with appropriate changes to our menu offerings, this could materially affect guest demand for our concepts and have an adverse impact on our revenues and results of operations.

Competition in the restaurant industry in general, and specifically within the upscale casual segment of the restaurant industry, may adversely affect guest traffic at our restaurants.

The restaurant industry is highly competitive with respect to price, value and promotions, service, location, and food quality.  There are a number of other restaurant operations that compete with us for guest traffic, some of which have significantly greater resources to aggressively market to consumers, which could result in our concepts losing market share.  We believe that many consumers remain focused on value, and if other restaurant operators are able to promote and deliver a higher degree of value through heavy discounting or other methods, our guest traffic levels may decline, which would adversely impact our revenues and profitability.  In addition, with more varied product offerings at fast casual restaurants, quick-service restaurants and grocery stores, consumers may choose to trade down to these alternatives, which could also negatively affect our financial results.  Even as the economy recovers, such patterns of downgrading selection may continue among consumers, which could reduce guest traffic at our restaurants.

Our business and future development could be harmed if we are unable to retain key personnel or have difficulties in recruiting qualified personnel.

The success of our business continues to depend in critical respects on the contributions of David Overton, our co-founder, Chairman of the Board and Chief Executive Officer (“CEO”), and other senior executives of the Company.  The loss of the services of Mr. Overton or other senior executives could have a material adverse effect on our business and plans for future development.  We have adopted a succession planning policy that includes both emergency short-term and long-term planning elements to allow us to successfully continue operations should any of our senior management team become unavailable to us.  However, there is a risk that we may not be able to implement the succession planning policy successfully or in a timely manner for all situations.

In addition to our senior executives, we also must continue to attract, retain and motivate a sufficient number of qualified management and operating personnel, including regional management, general managers and executive kitchen managers.  Qualified individuals historically have been in short supply and an inability to attract them to our restaurant operations would limit our ability to effectively expand our concepts.  The ability of these key personnel to maintain consistency in the service, hospitality, quality and atmosphere of our restaurants is a critical factor in our success.  In addition, we will require the services of our senior management and operating personnel to support our international expansion efforts.  Any failure by us to retain or recruit key personnel may harm the reputation of our brand and adversely affect our operating results.

If we are unable to offer our management personnel equity compensation, including options and restricted stock, as part of their total compensation package, we may have difficulty retaining such personnel, which would adversely affect our operations.

We have historically granted equity awards, including non-qualified options and restricted stock awards, to key staff members, including our executives and our General Managers and Executive Kitchen Managers who run our restaurants, as part of a competitive compensation package.  Our ability to grant equity compensation awards is vital to attracting and retaining a talented management team, and other talented and experienced individuals, in a competitive marketplace.  Equity awards are an important part of our total compensation package and we believe that such compensation helps us have one of the highest retention rates in the industry for these positions.  If we are limited in our ability to grant equity compensation awards, we would be at a competitive disadvantage.  In addition, we would need to resort to providing increased short-term incentives including direct immediate compensation, such as cash payments or other compensation arrangements, to prevent a loss of executives and other staff members, and to continue to attract high caliber employees for our future needs.  Should this happen, we would face higher compensation costs, which could adversely affect our financial results.

Information technology system failures or breaches of our network security could interrupt our operations and subject us to increased operating costs as well as litigation and other liabilities.

We rely heavily on our computer systems and network infrastructure across our operations including, but not limited to, point-of-sale processing at our restaurants, and the systems we use could be vulnerable to unforeseen risks.  Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers.  In addition, our corporate support center is located in California, in an area prone to natural disasters such as earthquakes and wildfires.  Any damage or failure of our computer systems or network infrastructure to operate effectively, problems with transitioning to upgraded or replacement systems, or breaches in the security of these systems could cause delays in customer service and reduce efficiency in our operations, and significant capital investments could be required to remediate the issue.

We employ both internal resources and external consultants to conduct extensive auditing and testing for weaknesses in our systems, controls, firewalls and encryption to reduce the likelihood of any security failures or breaches.  However, we can provide no assurance that these security measures will be successful.  Advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data.  In addition, our ability to accept credit cards as payment in our restaurants and on-line store depends on us remaining in compliance with PCI standards.  These standards require certain levels of system security and procedures to protect our customers’ credit card and other personal information.  A failure of our security measures could harm our reputation and financial results, as well as subject us to litigation or actions by regulatory authorities.

Our inability or failure to execute on a comprehensive business continuity plan following a major natural or manmade disaster, including terrorism, at our corporate facility could materially adversely impact our business.

Most of our corporate systems and processes and corporate support for our restaurant operations are centralized at one California location with the exception of our construction and design department and our east coast bakery production and fulfillment facility.  We have disaster recovery procedures and a comprehensive business continuity plan in place to address most events of a crisis nature, including back up and off-site locations for recovery of electronic and other forms of data and information.  However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal operating procedures that could have a material adverse effect on our financial condition, results of operation and exposure to administrative and other legal claims.

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

Our business is subject to seasonal fluctuations.  Our restaurant sales are typically higher during the second and third quarters of the fiscal year.  Our bakery operation is seasonal to the extent that the fourth quarter’s sales are typically higher due to holiday business and also may significantly vary from quarter-to-quarter due to the timing and/or size of orders from large account bakery customers.  As a result of these factors, results of operations for any single quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.  Quarterly results have been, and in the future could continue to be, significantly impacted by the timing of new restaurant openings, including associated preopening costs and operating inefficiencies, as well as macroeconomic factors.

New restaurant openings may negatively impact sales at our existing restaurants.

We target high quality, high profile locations for our upscale and highly customized restaurants, and we believe that we draw guests from a much larger geographical area compared to most casual dining chain restaurants.  The sizes of our restaurant trade areas vary by location, depending on a number of factors such as population density, demographics, retail, business, entertainment and other traffic generators and geography.  As a result, the opening of a new restaurant could impact the sales of one or more of our existing restaurants nearby.  It is not our intention to open new restaurants that materially cannibalize the sales of our existing restaurants.  However, as with most growing retail and restaurant chain operations, there can be no assurance that such sales impact will not occur or become more significant in the future as we gradually increase our presence in existing markets to maximize our competitive position and financial performance in each market.

Adverse weather conditions could unfavorably affect our restaurant sales.

Adverse weather conditions can impact guest traffic at our restaurants, cause the temporary underutilization of outdoor patio seating, and, in more severe cases, cause temporary closures, sometimes for prolonged periods. Outdoor patio seating is available at most of our restaurants and accounts for approximately 20% of our seating capacity.  Our inability to fully utilize our restaurants’ seating capacity as planned may negatively impact our revenues and results of operations.

We invest resources in marketing, but our marketing programs may not be successful.

A significant increase in our marketing efforts began in the fourth quarter of fiscal 2008 and continued in fiscal 2009 using a variety of media, including social media avenues.  While we have not significantly increased our marketing expenditures during 2010, we expect to continue to conduct brand awareness programs and guest initiatives to attract and retain guests.  These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues.  In addition, we may determine in the future that developing and maintaining national and/or regional advertising campaigns may be necessary, which would increase our operating expenses with no guarantee of a corresponding increase in revenue necessary to offset those higher costs.

Failure to maximize or to successfully assert our intellectual property rights could impact our competitiveness.

We rely on trademark, trade secret and copyright laws to protect our intellectual property rights. We cannot be sure that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that we will not be able to obtain and perfect our own, or, where appropriate, license intellectual property rights necessary to support new product introductions or other expansion, including to international markets.  We cannot be sure that these rights, if obtained, will not be invalidated, circumvented or challenged in the future.  In addition, even if such rights are obtained in the United States, the laws of some of the other countries in which our products are or may be sold or in which restaurants licensed under our brand names may operate in the future do not protect our intellectual property rights to the same extent as the laws of the United States.  Our failure to perfect or successfully assert our intellectual property rights could make us less competitive and could have an adverse effect on our business, operating results and financial condition.

Our failure to establish, maintain and apply adequate internal control over our financial reporting could affect our reported results of operations.  In addition, changes in financial accounting standards or interpretations of existing standards could affect our reported results of operations.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002.  These provisions provide for the identification of material weaknesses in internal control over financial reporting — a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted (“GAAP”) in the United States of America.  If we experience a material weakness in internal controls, there can be no assurance that we will be able to remediate that material weakness in a timely manner or maintain all of the controls necessary to remain in compliance.  Any failure to maintain an effective system of internal controls over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.  Additionally, changes in accounting standards or new accounting pronouncements and interpretations may occur that could adversely affect our previously reported or future financial position or results of operations.

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

We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities.  Our Board of Directors is authorized to issue additional shares of common stock and additional classes or series of preferred stock without any action on the part of the stockholders.  The Board of Directors also has the discretion, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, or winding up of our business and other terms.  If we issue preferred shares that have a preference over our common stock with respect to the payment of dividends or upon liquidation, dissolution or winding up, or if we issue preferred shares with voting rights that dilute the voting power of our common stock, the rights of our common stockholders or the market price of our common stock could be adversely affected.

Failure to satisfy financial covenants and/or repayment requirements under our credit facility could have a material adverse effect on our financial condition.

We have a five-year revolving credit facility (“Facility”) with a maximum available borrowing commitment of $200 million, which expires in December 2015.  The Facility requires us to maintain certain financial covenants.  At December 28, 2010, we had no outstanding debt balance under such Facility. However, any failure to maintain these covenants or have sufficient liquidity to either repay or refinance the then outstanding balance at expiration of the Facility would have a material adverse effect on our financial condition.  (See Note 7 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for additional information concerning our long-term debt.)

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

ITEM 1B.                                  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                             PROPERTIES

All of our 164 existing restaurants are located on leased properties, and we have no current plans to own the real estate underlying our restaurants.  See Part I, Item 1 “Business — Existing Restaurant Locations” for information regarding the location of our restaurants.  We own substantially all of the FF&E in our restaurants.  Existing restaurant leases have expiration dates ranging from October 4, 2012 to January 31, 2032 (excluding unexercised renewal options).  Most of our restaurant leases provide for contingent rent based on a percentage of restaurant sales (to the extent this amount exceeds a minimum base rental) and payment of certain lease-related expenses.  (See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for information regarding the aggregate straight-line minimum and contingent rent expense for the last three fiscal years and information regarding our obligation to pay minimum base rentals in future years.)  A majority of our leases also provide for termination rights by us in the event our sales are below a stated level for a period of time, generally conditioned upon a repayment of the unamortized allowances contributed by landlords to the build out of the leased premises.  Additionally, most of our leases also provide for a reduced level of overall rent obligation should specified co-tenancies not be satisfied.

Our corporate support center and one bakery production facility are located in Calabasas Hills, California.  The corporate support center is an 88,000 square-foot facility on an approximate five acre parcel of land.  The bakery production facility is a 60,000 square foot facility on an approximate three acre parcel of land.  Our second bakery facility located in Rocky Mount, North Carolina is a 100,000 square foot facility on an approximate 16 acre parcel of land.  We currently own all three properties in fee simple and have an option to purchase additional land adjacent to our North Carolina facility, which is subject to our satisfaction of certain staffing levels at that facility and improvements to this real estate.  We also lease office space in Irvine, California for our development and design department.

ITEM 3.                                                     LEGAL PROCEEDINGS

See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for a summary of legal proceedings.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                                                 MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Global Select Market tier of The NASDAQ Stock Market® under the symbol CAKE.  The following table sets forth, for the periods indicated, the high and low sales prices as reported on The NASDAQ Stock Market:

	High	Low
Fiscal 2010
First Quarter	$27.95	$20.75
Second Quarter	30.75	22.16
Third Quarter	26.98	21.56
Fourth Quarter	34.00	26.04

Fiscal 2009
First Quarter	$12.82	$6.84
Second Quarter	18.53	11.14
Third Quarter	21.01	15.69
Fourth Quarter	22.63	17.55

Since our initial public offering in September 1992, we have not declared or paid any cash dividends on our common stock and have no current plans to pay dividends in the near future.  In addition, our amended credit facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined leverage ratio.  (See Note 7 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.)

There were approximately 1,200 holders of record of our common stock at February 16, 2011, and we estimate there were approximately 34,200 beneficial stockholders on that date.

The following provides information regarding our purchase of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the fourth quarter of fiscal 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 29 — November 2, 2010	35,143	$26.58	35,143	5,792,146
November 3 — November 30, 2010	—	—	—	5,792,146
December 1 — December 28, 2010	—	—	—	5,792,146
Total	35,143		35,143

We have an outstanding authorization from our Board of Directors to repurchase up to 31 million shares of our common stock.  Under this authorization, we have cumulatively repurchased a total of 25.2 million shares at a total cost of $558.3 million through December 28, 2010.  The authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.

In October 2008, we suspended our share repurchase program in order to maintain maximum flexibility in our capital decisions in light of the unprecedented crisis in the global financial markets and the indeterminate future impact it could have on the overall economy and on our business.  In February 2010, our Board of Directors reinstated our stock repurchase program and approved the adoption of a trading plan under Rule 10b5-1 (“10b5-1Plan”) under the Securities Exchange Act of 1934, as amended from time to time (“Act”), which was effective from March 2010 through December 2010.  In February 2011, our Board of Directors approved a new 10b5-1 Plan, which will be effective from March 16, 2011 through February 29, 2012.  In addition, the Board of Directors approved the terms of a share repurchase plan pursuant to which we are authorized to repurchase shares of our common stock in open market transactions in accordance with Rule 10b-18 of the Exchange Act of 1934, such plan to be effective from February 24, 2011 through May 13, 2011.

The timing and number of shares repurchased pursuant to the share repurchase authorization are subject to a number of factors, including current market conditions, legal constraints, available cash or other sources of funding and financial covenants under our credit facility that limit share repurchases based on a defined leverage ratio.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us.  We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, a review of our capital structure and cost of capital, and our share price, although once effective, we do not intervene in the operations of our 10b5-1 Plan.

During fiscal 2010 and 2008, we repurchased 2.1 million and 9.6 million shares of our common stock at a cost of $52.1 million and $172.5 million, respectively.  We did not repurchase any shares during fiscal 2009.  Repurchased common stock is reflected as a reduction of stockholders’ equity.

Price Performance Graph

Set forth below is a graph comparing the total return on an indexed basis of a $100 investment in the Company’s common stock, the S&P 400 Midcap Index, the NASDAQ Composite® (US) Index and the Nation’s Restaurant News Index. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of the respective fiscal year of the Company. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

	12/30/05	12/29/06	12/31/07	12/31/08	12/31/09	12/31/10
The Cheesecake Factory Incorporated	$100	$66	$63	$27	$58	$82
S&P 400 Midcap Index	$100	$109	$116	$73	$98	$123
NASDAQ Composite® (US) Index	$100	$110	$119	$57	$83	$98
Nation’s Restaurant News Stock Index	$100	$114	$121	$97	$121	$159

ITEM 6.                                                     SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto, and with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year (1) (2)
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$1,659,404	$1,602,020	$1,606,406	$1,511,577	$1,315,325

Costs and expenses:
Cost of sales	412,855	394,409	416,801	380,996	333,528
Labor expenses	536,954	528,578	533,080	491,614	420,957
Other operating costs and expenses	408,362	402,877	397,498	353,547	303,240
General and administrative expenses	95,729	97,432	83,731	83,949	72,751
Depreciation and amortization expenses	72,140	75,184	73,290	64,202	53,064
Impairment of assets	—	26,541	2,952	—	—
Preopening costs	5,153	3,282	11,883	26,466	24,944
Total costs and expenses	1,531,193	1,528,303	1,519,235	1,400,774	1,208,484

Income from operations	128,211	73,717	87,171	110,803	106,841
Interest expense	(16,808)	(23,433)	(14,788)	(10,852)	(1,878)
Interest income	192	372	1,849	4,703	6,123
Other (expense)/income, net	(506)	651	(977)	1,009	2,048
Income before income taxes	111,089	51,307	73,255	105,663	113,134
Income tax provision	29,376	8,474	20,962	31,699	31,852
Net income	$81,713	$42,833	$52,293	$73,964	$81,282

Net income per share:
Basic	$1.39	$0.72	$0.82	$1.02	$1.04

Diluted	$1.35	$0.71	$0.82	$1.01	$1.02

Weighted average shares outstanding:
Basic	58,905	59,362	63,822	72,475	78,181
Diluted	60,446	60,082	64,009	73,504	79,460

Balance Sheet Data (at end of period):
Total cash and cash equivalents	$81,619	$73,715	$80,365	$36,867	$44,790
Investments and marketable securities	—	—	996	12,362	89,524
Total assets	1,028,397	1,046,751	1,142,630	1,145,753	1,039,731
Total long-term debt and deemed landlord financing liability, including current portion	53,577	153,331	331,273	226,495	40,419
Total stockholders’ equity	592,337	516,113	452,566	562,926	711,542

(1)          All fiscal years presented consisted of 52 weeks.

(2)          Fiscal 2010, 2009, 2008, 2007 and 2006 included $10.9 million, $14.6 million, $13.1 million, $18.2 million and $18.2 million, respectively, of stock-based compensation expense.

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Fiscal Year
	2010	2009
Net income	$81,713	$42,833
After-tax impact from:
Impairment of assets (1)	—	15,925
Unwinding of interest rate collars (2)	4,425	4,452
Chairman and CEO employment agreement (3)	—	1,530
Realization of investment in variable life insurance contract (4)	—	(668)
Adjusted net income	$86,138	$64,072

Diluted net income per share	$1.35	$0.71
After-tax impact from:
Impairment of assets	—	0.27
Unwinding of interest rate collars	0.07	0.07
Chairman and CEO employment agreement	—	0.03
Realization of investment in variable life insurance contract	—	(0.01)
Adjusted diluted net income per share	$1.42	$1.07

(1)          Represents the impairment of the carrying value of four Grand Lux Cafe restaurants in fiscal 2009.  The pre-tax amount associated with this item was $26,541 and was recorded in impairment of assets.

(2)          Represents costs to unwind derivative instruments in conjunction with reducing the outstanding balance on our revolving credit facility.  The pre-tax amounts associated with this item are $7,376 and $7,421 in fiscal years 2010 and 2009, respectively, and were recorded in interest expense.

(3)          Represents a charge resulting from a change in the amount and structure of the retirement benefit contained in the employment agreement with our Chief Executive Officer.  The pre-tax amount associated with this item was $2,550 and was recorded in general and administrative expenses.

(4)          Represents the realization of proceeds from one of our variable life insurance contracts used to support our Executive Savings Plan, a non-qualified deferred compensation plan.  This item is non-taxable and was recorded in other (expense)/income.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part 1, Item 7 of this report for more information regarding each of the identified items.

ITEM 7.                                                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes in Part IV, Item 15 of this report, the “Risk Factors” included in Part I, Item 1A of this report, and the cautionary statements included throughout this report.  The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions in connection with our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

As of February 23, 2011, we operated 164 upscale, casual, full-service dining restaurants: 150 under The Cheesecake Factory® mark; 13 under the Grand Lux Cafe® mark; and one under the RockSugar Pan Asian Kitchen® mark.  We also operated two bakery production facilities and licensed two limited menu bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.

The Cheesecake Factory is an upscale, casual dining concept that offers more than 200 menu items including appetizers, pizza, seafood, steaks, chicken, burgers, pasta, specialty items, salads, sandwiches, omelettes and desserts, including approximately 40 varieties of cheesecake and other baked desserts.  Grand Lux Cafe and RockSugar Pan Asian Kitchen are also upscale, casual dining concepts offering approximately 200 and 80 menu items, respectively.  In contrast to many chain restaurant operations, substantially all of our menu items (except certain desserts manufactured at our bakery production facilities) are prepared on the restaurant premises using high quality, fresh ingredients based on innovative and proprietary recipes.  We believe our restaurants are recognized by consumers for offering value with generous food portions at moderate prices.  Our restaurants’ distinctive, contemporary design and decor create a high-energy ambiance in a casual setting.  Our restaurants typically range in size from 7,000 to 15,000 interior square feet, provide full liquor service and are generally open seven days a week for lunch and dinner, as well as Sunday brunch.

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

Our strategy is driven by our commitment to guest satisfaction and is focused primarily on menu innovation and operational execution to continue to differentiate ourselves from other restaurant concepts, as well as drive competitively strong performance that is sustainable.  Financially, we are focused on prudently managing expenses at our restaurants, bakery facilities and corporate support center.  We are also committed to allocating capital in a manner that will maximize profitability and returns.  Investing in new restaurant development that meets our return on investment criteria is our top capital allocation priority with a focus on opening our restaurant concepts in premier locations within both existing and new markets.  During fiscal 2011, we target repurchasing at least $100 million of our common stock, depending on Company performance and market conditions.

In evaluating and assessing the performance of our business, we believe the following are key performance indicators that should be taken into consideration:

•                   Comparable Restaurant Sales and Overall Revenue Growth.  Changes in comparable restaurant sales come from variations in guest traffic, as well as changes in check average (as a result of menu price increases and/or changes in menu mix).  Our strategy is to grow guest traffic by continuing to offer innovative, high quality menu items that offer guests a wide range of options in terms of flavor, price and value.  In addition, we plan to continue focusing on service and hospitality with the goal of delivering an exceptional guest experience.  Our philosophy with regard to menu pricing is to use price increases to help offset key operating costs in a manner that balances protecting both our margins and guest traffic levels.  Prior to the economic downturn, menu mix generally had a neutral effect on our average check, allowing us to retain the full impact of our menu price increases.  As the economy strengthens, we would expect this pattern to resume as guests focus less on check management.

Comparable restaurant sales growth, in addition to revenue from new restaurant openings and increases in third-party bakery sales, drive our overall revenue growth.

•                  Income from Operations Expressed as a Percentage of Revenues (“Operating Margins”).  Operating margins are subject to fluctuations in commodity costs, labor, restaurant-level occupancy expenses, general and administrative expenses, and preopening expenses.  Our objective is to gradually increase our operating margins by capturing fixed cost leverage from comparable restaurant sales increases; maximizing our purchasing power as our business grows; and operating our restaurants as productively as possible by retaining the efficiencies we gained through the implementation of cost management initiatives in fiscal 2010 and 2009.

These initiatives, which improved our operational efficiency and reduced our restaurant-level expenses, included developing menu items with favorable food costs; managing our commodity needs more efficiently; leveraging technology, such as our Kitchen Management System; and aligning the staffing in our restaurants with current sales volumes.

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

Results of Operations

The following table sets forth, for the periods indicated, our consolidated statements of operations expressed as percentages of revenues:

	Fiscal Year
	2010	2009	2008
Revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	24.9	24.6	26.0
Labor expenses	32.4	33.0	33.2
Other operating costs and expenses	24.6	25.1	24.7
General and administrative expenses	5.8	6.1	5.2
Depreciation and amortization expenses	4.3	4.7	4.6
Impairment of assets	—	1.7	0.2
Preopening costs	0.3	0.2	0.7

Total costs and expenses	92.3	95.4	94.6

Income from operations	7.7	4.6	5.4
Interest expense	(1.0)	(1.5)	(0.9)
Interest income	0.0	0.0	0.1
Other (expense)/income, net	0.0	0.1	0.0

Income before income taxes	6.7	3.2	4.6
Income tax provision	1.8	0.5	1.3

Net income	4.9%	2.7%	3.3%

Fiscal 2010 Compared to Fiscal 2009

Revenues

Revenues increased 3.6% to $1,659.4 million for fiscal 2010 compared to $1,602.0 million for fiscal 2009.

Restaurant sales increased 3.4% to $1,586.3 million for fiscal 2010 compared to $1,534.3 million for the prior fiscal year.  The resulting sales increase of $52.0 million consisted of a $30.0 million increase in The Cheesecake Factory and Grand Lux Cafe comparable restaurant sales and a $22.0 million increase from restaurants not in the comparable sales base.  Comparable sales at The Cheesecake Factory and Grand Lux Cafe restaurants increased by 2.0% from fiscal 2009 to fiscal 2010.  At December 28, 2010, there were three The Cheesecake Factory restaurants not included in the comparable sales base.  The Cheesecake Factory and Grand Lux Cafe restaurants become eligible to enter our comparable sales calculations in their 19th month of operation.

Comparable sales at The Cheesecake Factory restaurants increased 2.0% from fiscal 2009 driven primarily by improved guest traffic.  We implemented effective menu price increases of approximately 0.6% and 0.7% during the first and third quarter of fiscal 2010, respectively.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, The Cheesecake Factory menu included a 1.4% increase in pricing for fiscal year ended December 28, 2010.  This increase in menu pricing was partially offset by menu mix shifts due to ongoing check management by guests, particularly with regard to their purchase of non-alcoholic beverages.  Inclusive of our summer 2010 and winter 2011 menu changes, we will have implemented a targeted effective price increase of approximately 1.4% for the first half of fiscal 2011.  We plan to review our operating cost and expense trends in the spring of 2011 and consider the need for additional menu pricing in connection with our 2011 summer menu change.

Comparable sales at our Grand Lux Cafe restaurants increased 1.5% from fiscal year 2009, driven by improved guest traffic.  We did not implement any price increases in fiscal 2010.  However, menu price increases made in fiscal 2009 had a year over year impact in fiscal 2010.  On a weighted average basis, the Grand Lux menu included a 0.7% increase in pricing for fiscal year ended December 28, 2010.  This increase in menu pricing was offset by menu mix shifts due to ongoing check management by guests, particularly with regard to their purchase of non-alcoholic beverages.

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

Additionally, other factors outside of our control, such as general economic conditions, inclement weather, timing of holidays, and competitive and other factors, including those referenced in Part I, Item 1A, “Risk Factors,” of this report can impact comparable sales.

Total restaurant operating weeks increased 1.4% to 8,426 in fiscal 2010 from the prior year due to the opening of three new restaurants during the trailing 15-month period.  In addition, average sales per restaurant operating week increased approximately 1.8% to $188,000 in fiscal 2010 compared to the prior fiscal year due principally to the improvement in guest traffic.

Bakery sales to other foodservice operators, retailers and distributors (“bakery sales”) increased 8.0% to $73.1 million in fiscal 2010 compared to $67.7 million in the prior fiscal year due primarily to increases in warehouse club and national account sales.

We strive to develop and maintain long-term, growing relationships with our bakery customers, based largely on our 38-year reputation for producing high quality and creative baked desserts.  However, it is difficult to predict the timing of bakery product shipments and contribution margins on a quarterly basis, as the purchasing plans of our large-account customers may fluctuate.  Due to the highly competitive nature of the bakery business, we are unable to enter into long-term contracts with our large-account bakery customers, who may discontinue purchasing our products without advance notice at any time for any reason.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses.

As a percentage of revenues, cost of sales increased to 24.9% in fiscal 2010 compared to 24.6% in fiscal 2009.  This increase was due to cost pressures from certain commodities, primarily dairy and cheese, partially offset by pricing leverage and savings from our cost of sales initiatives, including the development of new menu items with lower food costs, negotiation of more favorable pricing for certain commodities and improvements in our supply chain.

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

We attempt to negotiate short-term and long-term agreements for our principal commodity, supply and equipment requirements, depending on market conditions and expected demand.  However, we are currently unable to contract for long periods of time for certain of our commodities such as fish and most dairy items (except for cream cheese used in our bakery operations).  Consequently, these commodities can be subject to unforeseen supply and cost fluctuations.  Cream cheese is the most significant commodity used in our bakery products.  We contracted for a substantial portion of our fiscal 2010 cream cheese requirements and also purchased cream cheese on the spot market as necessary to supplement our contracted amounts.

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

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, decreased to 32.4% in fiscal 2010 compared to 33.0% in fiscal 2009.  This improvement was primarily due to overall productivity gains as a result of our operational initiatives, which included aligning the staffing in our restaurants with current sales volumes, leverage from positive comparable sales and lower stock-based compensation.  The amount of stock-based compensation included in labor was $3.2 million in fiscal 2010 compared to $5.9 million in fiscal 2009.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead, selling and distribution expenses.  As a percentage of revenues, other operating costs and expenses decreased to 24.6% for fiscal 2010 versus 25.1% for fiscal 2009.  This decrease was primarily due to savings from our cost management initiatives, leverage of fixed costs due to positive comparable sales and favorable experience related to our self-insured workers’ compensation and general liability plans.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, as well as the restaurant field supervision, bakery administrative and corporate support organizations.  As a percentage of revenues, G&A expenses decreased to 5.8% for fiscal 2010 versus 6.1% for fiscal 2009.  This variance was primarily due to a $2.9 million charge in fiscal 2009 resulting from a change in the amount and structure of the retirement benefit contained in the employment agreement with our Chief Executive Officer, as well as to lower stock-based compensation expense.  The amount of stock-based compensation included in G&A expense declined to $7.5 million in fiscal 2010 from $8.4 million in fiscal 2009.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses decreased to 4.3% for fiscal 2010 compared to 4.7% for fiscal 2009.  The decrease is primarily attributable to leveraging from positive comparable sales, as well as to lower depreciation expense resulting from the impairment charge we recorded in fiscal 2009 discussed below in Impairment of Assets.

Impairment of Assets

We assess potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Factors considered include, but are not limited to, significant underperformance relative to historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends.  We regularly review restaurants that are cash flow negative for the previous four quarters to determine if impairment testing is warranted.  At any given time, we may be monitoring a small number of locations, and impairment charges could be triggered in the future if individual restaurant performance does not improve.

Based on the results of this analysis, we recorded a $26.5 million impairment charge against the carrying value of four Grand Lux Cafe restaurants in fiscal 2009.  No impairment charges were recorded in fiscal 2010.

Preopening Costs

Preopening costs increased to $5.2 million for fiscal 2010 compared to $3.3 million for the prior fiscal year.  We incurred preopening costs to open three The Cheesecake Factory restaurants in fiscal 2010 compared to opening one The Cheesecake Factory restaurant during fiscal 2009.

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

Interest Expense, Interest Income and Other Income

Interest expense decreased to $16.8 million for fiscal 2010 compared to $23.4 million for fiscal 2009 due primarily to lesser interest expense based on lower average outstanding debt balances during fiscal 2010 as compared to the prior year.  Interest expense included $7.4 million in both fiscal 2010 and 2009 to unwind interest rate collars in conjunction with reducing our revolving credit facility balance.  (See Notes 7 and 8 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt and derivative financial instruments, respectively.)  Interest expense also included $3.6 million and $3.7 million in fiscal 2010 and fiscal 2009, respectively, associated with landlord construction allowances deemed to be financing in accordance with accounting guidance.

Interest income decreased to $0.2 million for fiscal 2010 compared to $0.4 million for the prior year due primarily to lower invested balances and lower interest rates on those invested balances during fiscal 2010.

We recorded net other expense of $0.5 million for fiscal 2010 compared to net other income of $0.7 million for fiscal 2009.  This variance primarily relates to changes in the value of our investments in variable life insurance contracts used to support our Executive Savings Plan (“ESP”), a non-qualified deferred compensation plan, and the realization in fiscal 2009 of $0.7 million in proceeds from one of these contracts, as well as reductions in other miscellaneous income items.

Income Tax Provision

Our effective income tax rate was 26.4% for fiscal 2010 compared to 16.5% for fiscal 2009.  This increase was primarily attributable to deleverage from employment-related tax credits on higher pretax income, as well as lower non-taxable gains on our investments in variable life insurance contracts used to support our ESP, partially offset by the favorable resolution of our 162(m) Dispute as to tax years 2005 and 2006, as described in Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report.

Fiscal 2009 Compared to Fiscal 2008

Revenues

Revenues decreased slightly to $1,602.0 million for fiscal 2009 compared to $1,606.4 million for fiscal 2008.

Restaurant sales decreased slightly to $1,534.3 million for fiscal 2009 compared to $1,536.5 million for the prior fiscal year.  The resulting sales decrease of $2.2 million consisted of $36.5 million decrease in comparable restaurant sales and a $34.3 million increase from newer locations not in the comparable sales base.  Comparable sales decreased by 2.6% from fiscal 2008 to fiscal 2009.

Comparable sales at The Cheesecake Factory restaurants decreased 2.3% from fiscal 2008.  This decline was due to reduced traffic at our restaurants, which we believe was primarily driven by the macroeconomic factors affecting the restaurant industry in general, and was partially offset by a slightly higher check average.  We realized effective menu price increases of approximately 1.2% and 0.8% in the first and third quarters of 2009, respectively.

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

Bakery sales decreased 3% to $67.7 million in fiscal 2009 compared to $69.9 million in the prior fiscal year.  This decrease is primarily due to lower sales to our warehouse clubs and national accounts.

Cost of Sales

As a percentage of revenues, cost of sales decreased to 24.6% during fiscal 2009 compared to 26.0% for the prior fiscal year.  Approximately one-half of this decrease was attributable to savings associated with our cost of sales initiatives, including the development of new menu items with lower food costs, negotiation of more favorable pricing for commodities and improvements in our supply chain.  The majority of the remaining cost of sales favorability stemmed from commodity price spikes that occurred in 2008 when prices were significantly higher for certain grocery, produce and dairy items as compared to the same periods in fiscal 2009.  Additionally, our bakery benefited from a favorable year-over-year contracted price for cream cheese.

Labor Expenses

As a percentage of revenues, labor expenses decreased to 33.0% in fiscal 2009 compared to 33.2% in fiscal 2008.  This decrease was primarily due to direct labor savings as a result of our operational initiatives, partially offset by higher health insurance costs and deleveraging from lower sales levels in fiscal 2009 as compared to the prior year.  Stock-based compensation included in labor was $5.9 million in fiscal 2009 compared to $4.7 million in fiscal 2008.  The expense in the prior year period is net of a $1.5 million reduction related to an adjustment to our estimated stock option forfeiture rate.

Other Operating Costs and Expenses

As a percentage of revenues, other operating costs and expenses increased to 25.1% for fiscal 2009 versus 24.7% for fiscal 2008.  This increase was primarily due to higher self-insurance reserves, increased marketing expenses and deleveraging of fixed costs due to lower sales levels in fiscal 2009.  These items were partially offset by benefits from operational cost saving initiatives and lower utility costs during fiscal 2009.

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

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses increased to 4.7% for fiscal 2009 compared to 4.6% for fiscal 2008.  The increase is primarily due to deleveraging from lower average weekly sales at our restaurants.

Impairment of Assets

We assess potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Factors considered include, but are not limited to, significant underperformance relative to historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends.  We regularly review restaurants that are cash flow negative for the previous four quarters to determine if impairment testing is warranted.  At any given time, we may be monitoring a small number of locations, and impairment charges could be triggered in the future if individual restaurant performance does not improve.

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

Interest Expense, Interest Income and Other Income

Interest expense increased to $23.4 million for fiscal 2009 compared to $14.8 million for fiscal 2008 due primarily to costs totaling $7.4 million to unwind two of our interest rate collars in conjunction with reducing our revolving credit facility balance.  In addition, we paid a higher interest rate on the outstanding balance of our debt during fiscal 2009 relative to the prior year as a result of an amendment to our revolving credit facility in January 2009.  (See Notes 7 and 8 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt and derivative financial instruments, respectively.)  These increases to interest expense were partially offset by a lower average outstanding debt balance during fiscal 2009 as compared to the prior year.  Interest expense also included $3.7 million and $3.5 million in fiscal 2009 and fiscal 2008, respectively, associated with landlord construction allowances deemed to be financing in accordance with accounting guidance.

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

Income Tax Provision

Our effective income tax rate was 16.5% for fiscal 2009 compared to 28.6% for fiscal 2008.  This decline was primarily attributable to non-taxable gains in fiscal 2009 compared to non-deductible losses in fiscal 2008 on our investments in variable life insurance contracts used to support our ESP, greater leverage from tax credits and incentives on lower book income in fiscal 2009 and a reserve recorded in fiscal 2008 for the potential disallowance of certain executive compensation under the provisions of Internal

Revenue Code Section 162(m).  The favorable rate impact of these items was partially offset by a rate benefit in fiscal 2008 for the IRS’ approval of our change in method of accounting for construction allowances.

Fiscal Outlook

This discussion contains forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes in Part IV, Item 15 of this report, the “Risk Factors” included in Part I, Item 1A of this report, and the cautionary statements included throughout this report. The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions in connection with our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

In fiscal 2011, we plan to open as many as six to nine new restaurants.  We estimate diluted earnings per share for fiscal 2011 will be between $1.55 and $1.70 based on the assumption that comparable restaurant sales will increase in a range of between 1.0% and 3.0%.  We expect cash capital expenditures in fiscal 2011 to range between $70 million and $90 million.  We also target repurchasing at least $100 million of our common stock, depending on Company performance and market conditions.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31st for financial reporting purposes.  Fiscal years 2010, 2009 and 2008 consisted of 52 weeks.  Fiscal 2011 will be a 53-week year, with an additional week in our fourth quarter.  The impact from the extra week is incorporated into our estimates.

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

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (dollar amounts in millions):

	Fiscal Year
	2010	2009	2008

Cash provided by operating activities	$165.2	$197.1	$169.2
Capital expenditures	$(41.8)	$(37.2)	$(84.9)
Proceeds from exercise of employee stock options	$30.6	$1.7	$2.7
(Repayment)/borrowing on credit facility	$(100.0)	$(175.0)	$100.0
Purchase of treasury stock	$(52.1)	$—	$(172.5)

During fiscal 2010, our cash and marketable securities on hand increased by $7.9 million to $81.6 million at December 28, 2010.  This increase was primarily attributable to cash provided by operating activities and proceeds from stock option exercises, partially offset by repayments on our credit facility and purchases of treasury stock and property and equipment.  See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of cash and cash equivalents.

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

Capital expenditures were lower in fiscal 2010 and 2009 compared to fiscal 2008 due to the number of restaurants opened in each year (three, one and seven, respectively.)  Capital expenditures for new restaurants, including locations under development as of each fiscal year end were $15 million, $8 million and $56 million for fiscal 2010, 2009 and 2008, respectively.  In fiscal 2010, no capital expenditures were funded through deemed landlord financing.  Fiscal 2010 capital expenditures also included $23 million for maintenance and capacity addition outlays in our existing restaurants, and approximately $4 million for bakery and corporate infrastructure investments.

For fiscal 2011, we currently estimate our cash outlays for capital expenditures to range between $70 million and $90 million, net of agreed-upon up-front cash landlord construction contributions and excluding $9 million of expected noncapitalizable preopening costs for new restaurants.  The amount reflected as additions to property and equipment in the consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each operating lease (See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report).  Our estimate for capital expenditures for fiscal 2011 contemplates a net outlay of $40 million to $57 million for as many as six to nine restaurants to be opened during fiscal 2011 and estimated construction-in-progress disbursements for anticipated fiscal 2012 openings.  These amounts are net of estimated collections of up-front cash landlord construction contributions.  Expected capital expenditures for fiscal 2011 also include $24 million to $26 million for maintenance and capacity additions on our existing restaurants and $6 million to $7 million for bakery and corporate infrastructure investments.

At December 28, 2010, we had no borrowings outstanding under our $200 million revolving credit facility (“Facility”).  Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of December 28, 2010, we had net availability for borrowings of $184 million, based on $16 million in standby letters of credit.  See Note 7 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.

During fiscal 2008 and 2007, we entered into several zero-cost interest rate collars that hedged interest rate variability on a portion of outstanding borrowings on our Facility.  During fiscal 2010 and 2009, in conjunction with repayments on our Facility, we unwound our derivatives at a cost of $7.4 million in each year.  We had no derivative instruments outstanding at December 28, 2010.  See Note 8 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our derivative financial instruments.

We have an outstanding authorization from our Board of Directors to repurchase up to 31 million shares of our common stock.  Under this authorization, we have cumulatively repurchased a total of 25.2 million shares at a total cost of $558.3 million through December 28, 2010.  The authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.

In October 2008, we suspended our share repurchase program in order to maintain maximum flexibility in our capital decisions in light of the unprecedented crisis in the global financial markets and the indeterminate future impact it could have on the overall economy and on our business.  In February 2010, our Board of Directors reinstated our stock repurchase program and approved the adoption of a trading plan under Rule 10b5-1 (“10b5-1Plan”) under the Securities Exchange Act of 1934, as amended from time to time (“Act”), which was effective from March 2010 through December 2010.  In February 2011, our Board of Directors approved a new 10b5-1 Plan, which will be effective from March 16, 2011 through February 29, 2012.  In addition, the Board of Directors approved the terms of a share repurchase plan pursuant to which we are authorized to repurchase shares of our common stock in open market transactions in accordance with Rule 10b-18 of the Exchange Act of 1934, such plan to be effective from February 24, 2011 through May 13, 2011. We target repurchasing at least $100 million of our common stock, depending on Company performance and market conditions.

The timing and number of shares repurchased pursuant to the share repurchase authorization are subject to a number of factors, including current market conditions, legal constraints, available cash or other sources of funding and financial covenants under our credit facility that limit share repurchases based on a defined leverage ratio.  (See Note 7 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.)  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us.  We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, a review of our capital structure and cost of capital, and our share price.

Based on our current expansion objectives, we believe that our cash and cash equivalents, combined with expected cash flows provided by operations, available borrowings under our credit facility and expected landlord construction contributions should be sufficient in the aggregate to finance our planned capital expenditures and other operating activities in fiscal 2011.

As of December 28, 2010, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties.  Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Contractual Obligations and Commercial Commitments

The following schedules summarize our contractual obligations and commercial commitments as of December 28, 2010 (amounts in millions):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Contractual obligations
Leases (1)	$895.9	$60.6	$125.6	$127.0	$582.7
Long-term debt	—	—	—	—	—
Purchase obligations (2)	106.8	89.5	14.1	2.6	0.6
Uncertain tax positions (3)	3.0	1.4	1.6	—	—
Total	$1,005.7	$151.5	$141.3	$129.6	$583.3

Other commercial commitments
Standby letters of credit	$16.0	$—	$—	$16.0	$—

(1)          Represents aggregate minimum lease payments for our restaurant operations, automobiles and certain equipment, including amounts characterized as deemed landlord financing payments in accordance with accounting guidance.  See Note 1 in Notes to Consolidated Financial Statements in Part IV, Item 15 of this report.  Most of our leases also require contingent rent in addition to the minimum base rent based on a percentage of sales ranging from 3% to 10% and require expenses incidental to the use of the property.

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

Property and Equipment

We record all property and equipment at cost less accumulated depreciation.  Improvements are capitalized while repairs and maintenance costs are expensed as incurred.  Depreciation and amortization are calculated using the straight-line method over the estimated useful life of each asset or lease term, whichever is shorter.  The useful life of property and equipment and the determination as to what constitutes a capitalized cost versus a repair and maintenance expense involves judgment by management, which may produce materially different amounts of depreciation expense than if different assumptions were used.

Impairment of Long-Lived Assets

We assess potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable.  Factors considered include, but are not limited to, significant underperformance relative to historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends.  We regularly review restaurants that are cash flow negative for the previous four quarters to determine if impairment testing is warranted.  At any given time, we may be monitoring a small number of locations, and impairment charges could be triggered in the future if individual restaurant performance does not improve.

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

During fiscal 2009, we recorded a $26.5 million impairment charge against the carrying value of four Grand Lux Cafe locations.  During fiscal 2008, we recorded a $3.0 million impairment charge against the carrying value of three The Cheesecake Factory locations.  No impairment charges were recorded in fiscal 2010.  If the current economic situation deepens in magnitude and/or we are unable to implement initiatives to appropriately scale our infrastructure in a timely manner, we may be required to record additional impairment charges in future periods.

Leases

We currently lease all of our restaurant locations.  We evaluate each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes.  All of our restaurant leases are classified as operating leases.

Minimum base rent for our operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term.  The initial lease term includes the build-out, or rent holiday period, for our leases, where no rent payments are typically due under the terms of the lease.  Contingent rent expense, which is based on a percentage of revenue, is recorded as incurred to the extent it exceeds minimum base rent per the lease agreement.

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

Gift Card Revenue Recognition

We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants or on our website.  Based on our historical gift card redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.”  Breakage is recognized in proportion to historical redemption trends and is classified as revenues in our consolidated statement of operations.  Utilizing this method, we estimate both the amount of breakage and the time period of redemption.  If actual redemption patterns vary from our estimates, actual gift card breakage income may differ from the amounts recorded.

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

Stock-Based Compensation

We apply the Black-Scholes valuation model in determining the fair value of stock option grants, which requires the use of subjective assumptions, including the volatility of our common stock price and the length of time employees will retain their vested stock options prior to exercise.  Additionally, we estimate the expected forfeiture rate related to both stock options and restricted stock in determining the amount of stock-based compensation expense for each period.  Changes in these assumptions can materially affect our results of operations.   (See Note 12 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of stock-based compensation.)

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

We account for uncertain tax positions under Financial Accounting Standards Board guidance, which prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized.  The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement.  Assessment of uncertain tax positions requires significant judgments relating to the amounts, timing and likelihood of resolution.  Our actual results could differ materially from these estimates.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for a summary of new accounting standards.

Impact of Inflation and Changes in the Costs of Key Operating Resources

Our operating margins depend on, among other things, on our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy and other supplies and services.  Substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be passed along to our restaurant and bakery customers.  While we have taken steps to qualify multiple suppliers and enter into agreements for some of the commodities used in our restaurant and bakery operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control.  We are currently unable to contract for long periods of time for certain of our commodities such as fish and dairy items (except for cream cheese used in our bakery operations).  Consequently, these commodities can be subject to unforeseen supply and cost fluctuations.

Our staff members are subject to various minimum wage requirements.  We operate in many states, including California, where the minimum wage is higher than the federal minimum and in such states our staff members receive compensation equal to the state’s minimum wage.  There have been and may be additional minimum wage increases in excess of federal minimum wage implemented in various jurisdictions in which we operate or seek to operate.  Minimum wage increases may have a material adverse effect on our labor costs.  Certain operating costs, such as taxes, insurance and other outside services continue to increase with the general level of inflation or higher and may also be subject to other cost and supply fluctuations outside of our control.

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

Seasonality and Quarterly Results

Our business is subject to seasonal fluctuations. Historically, our highest levels of revenues for our established restaurants occur in the second and third quarters of the fiscal year.  Approximately 90% of our restaurants are located in or near retail centers and malls that typically experience seasonal fluctuations in sales.  Patio seating represents approximately 20% of the total available productive seating in our restaurants and can be subject to disruption from inclement weather.  Quarterly results have been and will continue to be significantly impacted by the number and timing of new restaurant openings and their associated preopening costs and operating inefficiencies.   Our bakery operations are seasonal to the extent that the fourth quarter’s sales are typically higher due to holiday business.  Additionally, bakery sales comparisons may fluctuate significantly from quarter to quarter due to the timing and size of orders from our larger bakery customers.  (See Item 1A — Risk Factors — “Seasonality of our business and the timing of new restaurant openings could result in fluctuations in our financial performance from quarter to quarter within a fiscal year” and “Adverse weather conditions could unfavorably affect our restaurant sales.”)  As a result of these and other factors, our financial results for any given quarter may not be indicative of the results that may be achieved for a full fiscal year.

ITEM 7A.                                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains forward-looking statements.  Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

We are exposed to market risk from interest rate changes on our funded debt.  This exposure relates to the component of the interest rate on our $200 million revolving credit facility (“Facility”) that is indexed to three-month LIBOR.  As of December 28, 2010, we had no debt outstanding under the Facility.  Therefore, we had no exposure to interest rate fluctuations on our funded debt at year end fiscal 2010.  See Note 7 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.

We are also subject to market risk related to our investments in variable life insurance contracts used to support our ESP, to the extent these investments are not equivalent to the related liability.  In addition, because changes in these investments are not taxable, the full impact of gains or losses affects net income.  Based on balances at December 28, 2010 and December 29, 2009, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not impact income before income taxes.  However, net income would decline by $0.9 million and $0.7 million, respectively.

We purchase food and other commodities for use in our operations, based on market prices established with our suppliers.  Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control.  To manage this risk in part, we periodically enter into fixed price purchase commitments, with terms typically up to one year, for many of our commodity requirements.  However, we are currently unable to contract for long period of time for certain of our commodities such as fish and most dairy items (except for cream cheese used in our bakery operations).  Dairy costs can also fluctuate due to government regulation.  Substantially all of our food and supplies are available from multiple qualified suppliers, which helps to diversify our overall commodity cost risk.  In addition, we may have the ability to increase menu prices, or vary menu items, in response to food commodity price increases.  Some of our commodity purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps.  We do not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required to be filed hereunder are set forth in Part IV, Item 15 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 28, 2010.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2010 based on the criteria in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 28, 2010.

The effectiveness of our internal control over financial reporting as of December 28, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 of this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter ended December 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                                         OTHER INFORMATION

None.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a code of ethics which applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, who are the Company’s principal executive, financial and accounting officers, respectively, and the Company’s other executive officers and members of the Board of Directors, entitled “Code of Ethics for Executive Officers, Senior Financial Officers and Directors.”  The Code of Ethics is available on our corporate website at www.thecheesecakefactory.com in the “Corporate Governance” section of our “Investors” page.   We intend to satisfy disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics by posting such information on our website, at the address and location specified above, or as otherwise required by the NASDAQ Global Market.

Information with respect to our executive officers is included in Part I, Item 1 of this report.  Other information required by this item is hereby incorporated by reference from the sections entitled “Election of Directors,” “Board of Directors and Corporate Governance,” “Audit Committee Financial Expert,” “Committees of the Board of Directors and Composition of Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 1, 2011 (the “Proxy Statement”).

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

		The consolidated financial statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 45 of this report.

	2.	Financial statement schedules:

		None.

	3.	Exhibits:

		The Exhibits required to be filed hereunder are listed in the exhibit index included herein at page 67.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders’ of The Cheesecake Factory Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash follows present fairly, in all material respects, the financial position of The Cheesecake Factory Incorporated and its subsidiaries at December 28, 2010 and December 29, 2009, and the results of their operations and their cash flows for each of the three years ended December 28, 2010, December 29, 2009, and December 30, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Los Angeles, California
February 23, 2011

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 28, 2010	December 29, 2009
ASSETS
Current assets:
Cash and cash equivalents	$81,619	$73,715
Accounts receivable	16,184	11,352
Income tax receivable	3,840	1,875
Other receivables	27,296	27,475
Inventories	23,036	22,202
Prepaid expenses	28,345	27,871
Deferred income taxes	5,732	7,737

Total current assets	186,052	172,227

Property and equipment, net	755,468	788,402

Other assets:
Trademarks	4,498	4,338
Prepaid rent	50,391	54,243
Other	31,988	27,541

Total other assets	86,877	86,122

Total assets	$1,028,397	$1,046,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,651	$33,948
Other accrued expenses	170,054	166,513

Total current liabilities	202,705	200,461

Deferred income taxes	86,918	87,048
Deferred rent	67,258	64,209
Deemed landlord financing liability	51,954	51,802
Long-term debt	—	100,000
Other noncurrent liabilities	27,225	27,118
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 84,912,101 and 83,377,092 shares issued at December 28, 2010 and December 29, 2009, respectively	849	834
Additional paid-in capital	428,527	386,562
Retained earnings	721,257	639,544
Accumulated other comprehensive loss	—	(4,619)
Treasury stock 25,204,104 and 23,100,079 shares at cost at December 28, 2010 and December 29, 2009, respectively	(558,296)	(506,208)

Total stockholders’ equity	592,337	516,113

Total liabilities and stockholders’ equity	$1,028,397	$1,046,751

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year
	2010	2009	2008
Revenues	$1,659,404	$1,602,020	$1,606,406
Costs and expenses:
Cost of sales	412,855	394,409	416,801
Labor expenses	536,954	528,578	533,080
Other operating costs and expenses	408,362	402,877	397,498
General and administrative expenses	95,729	97,432	83,731
Depreciation and amortization expenses	72,140	75,184	73,290
Impairment of assets	—	26,541	2,952
Preopening costs	5,153	3,282	11,883
Total costs and expenses	1,531,193	1,528,303	1,519,235
Income from operations	128,211	73,717	87,171
Interest expense	(16,808)	(23,433)	(14,788)
Interest income	192	372	1,849
Other (expense)/income, net	(506)	651	(977)
Income before income taxes	111,089	51,307	73,255
Income tax provision	29,376	8,474	20,962
Net income	$81,713	$42,833	$52,293

Net income per share:
Basic	$1.39	$0.72	$0.82
Diluted	$1.35	$0.71	$0.82

Weighted average shares outstanding:
Basic	58,905	59,362	63,822
Diluted	60,446	60,082	64,009

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, January 1, 2008	82,660	$827	$354,328	$544,418	$(2,898)	$(333,749)	$562,926
Comprehensive income:
Net income	—	—	—	52,293	—	—	52,293
Net unrealized gain on available-for-sale securities	—	—	—	—	46	—	46
Net unrealized loss on derivative financial instruments	—	—	—	—	(6,832)	—	(6,832)
Total comprehensive income							45,507
Issuance of common stock from stock options exercised	267	2	2,667	—	—	—	2,669
Tax impact of stock options exercised, net of cancellations	—	—	(822)	—	—	—	(822)
Stock-based compensation	—	—	14,426	—	—	—	14,426
Issuance of restricted stock, net of forfeitures	(80)	(1)	—	—	—	—	(1)
Capital contributions, net of taxes	—	—	320	—	—	—	320
Purchase of treasury stock	—	—	—	—	—	(172,459)	(172,459)
Balance, December 30, 2008	82,847	828	370,919	596,711	(9,684)	(506,208)	452,566
Comprehensive income:
Net income	—	—	—	42,833	—	—	42,833
Net unrealized gain on available-for-sale securities	—	—	—	—	1	—	1
Net unrealized loss on derivative financial instruments	—	—	—	—	346	—	346
Loss reclassified into income due to cancellation of derivative financial instruments	—	—	—	—	4,718	—	4,718
Total comprehensive income							47,898
Issuance of common stock from stock options exercised	182	2	1,681	—	—	—	1,683
Tax impact of stock options exercised, net of cancellations	—	—	(1,117)	—	—	—	(1,117)
Stock-based compensation	—	—	15,079	—	—	—	15,079
Issuance of restricted stock, net of forfeitures	348	4	—	—	—	—	4
Balance, December 29, 2009	83,377	834	386,562	639,544	(4,619)	(506,208)	516,113
Comprehensive income:
Net income	—	—	—	81,713	—	—	81,713
Net unrealized loss on derivative financial instruments	—	—	—	—	41	—	41
Loss reclassified into income due to cancellation of derivative financial instrument	—	—	—	—	4,578	—	4,578
Total comprehensive income							86,332
Issuance of common stock from stock options exercised	1,437	14	30,563	—	—	—	30,577
Tax impact of stock options exercised, net of cancellations	—	—	233	—	—	—	233
Stock-based compensation	—	—	11,169	—	—	—	11,169
Issuance of restricted stock, net of forfeitures	98	1	—	—	—	—	1
Purchase of treasury stock	—	—	—	—	—	(52,088)	(52,088)
Balance, December 28, 2010	84,912	$849	$428,527	$721,257	$—	$(558,296)	$592,337

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2010	2009	2008

Cash flows from operating activities:
Net income	$81,713	$42,833	$52,293
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	72,140	75,184	73,290
Impairment of assets	—	26,541	2,952
Realized loss on derivative financial instruments	7,376	7,421	—
Deferred income taxes	(4,087)	(4,798)	22,179
Stock-based compensation	10,913	14,610	13,132
Tax impact of stock options exercised, net of cancellations	233	(1,117)	(822)
Excess tax benefit related to stock options exercised	(3,357)	(857)	(410)
Other	178	1,957	(145)
Changes in assets and liabilities:
Accounts receivable	(4,832)	1,185	(1,190)
Other receivables	179	5,346	28,224
Inventories	(834)	930	926
Prepaid expenses	(474)	(3,217)	3,225
Other assets	(1,259)	5,013	2,654
Accounts payable	(1,297)	(3,927)	(20,047)
Income taxes payable	(1,964)	7,865	(9,281)
Termination of derivative financial instruments	(7,376)	(7,421)	—
Other accrued expenses	17,984	29,587	2,205
Cash provided by operating activities	165,236	197,135	169,185

Cash flows from investing activities:
Additions to property and equipment	(41,847)	(37,243)	(84,907)
Sales of available-for-sale securities	—	1,000	11,469
Cash used in investing activities	(41,847)	(36,243)	(73,438)

Cash flows from financing activities:
Deemed landlord financing proceeds	4,198	6,354	17,862
Deemed landlord financing payments	(1,529)	(1,436)	(1,247)
Proceeds from exercise of employee stock options	30,577	1,683	2,669
Excess tax benefit related to stock options exercised	3,357	857	410
(Repayment) /borrowings on credit facility	(100,000)	(175,000)	100,000
Purchase of treasury stock	(52,088)	—	(172,459)
Capital contribution	—	—	516
Cash used in financing activities	(115,485)	(167,542)	(52,249)

Net change in cash and cash equivalents	7,904	(6,650)	43,498
Cash and cash equivalents at beginning of period	73,715	80,365	36,867
Cash and cash equivalents at end of period	$81,619	$73,715	$80,365

Supplemental disclosures:
Interest paid	$17,492	$24,486	$14,864
Income taxes paid	$31,038	$18,576	$8,612

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies:

Description of Business

The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we,” “us” and “our”) operates 164 upscale, casual, full-service dining restaurants under The Cheesecake Factory®, Grand Lux Cafe® and RockSugar Pan Asian Kitchen® marks.  Additionally, we operate two bakery production facilities that produce baked desserts and other products for our restaurants and for other foodservice operators, retailers and distributors.  We also license two bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.  All of our Company-operated and licensed restaurants and our bakery production facilities are located within the United States of America.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and its wholly owned subsidiaries.  All intercompany accounts and transactions for the periods presented have been eliminated in consolidation.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31st for financial reporting purposes.  Fiscal years 2010, 2009 and 2008 each consisted of 52 weeks.  Fiscal year 2011 will consist of 53 weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions for the reporting period and as of the financial statement date.  These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities.  Actual results could differ from those estimates.

Cash and Cash Equivalents

At December 28, 2010 and December 29, 2009, we had $2,000 and $25.2 million, respectively, of cash invested in a tax-exempt money market fund.  This asset qualifies as a cash equivalent since we have a call option that allows us to redeem daily for cash.  Amounts receivable from credit card processors, totaling $7.4 million and $7.8 million at December 28, 2010 and December 29, 2009, respectively, are considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.  Checks issued, but not yet presented for payment to our bank, are reflected as a reduction of cash and cash equivalents.

Accounts and Other Receivables

Our accounts receivable principally result from credit sales to bakery customers.  Other receivables consist of various amounts due from landlords, insurance providers, our gift card reseller and others in the ordinary course of business.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are cash and cash equivalents and receivables.  We maintain a majority of our day-to-day operating cash balances with one major financial institution; cash balances may be in excess of FDIC insurance limits.  We invest our temporary excess cash in tax-exempt money market funds that purchase only first-tier securities and have not experienced any losses in these accounts.  Therefore, we believe we are not exposed to significant risk on these investments.

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

Fair Value of Financial Instruments

For cash and cash equivalents, the carrying amount approximates fair value because of the short maturity of these instruments.  The fair value of our long-term debt and deemed landlord financing liabilities are determined using current applicable rates for similar instruments as of the balance sheet date.  We amended our credit agreement in December 2010, lowering our interest rate to current applicable market rates at that time.  However, we had no outstanding debt at December 28, 2010.  The fair value of our deemed landlord financing liabilities is $52.7 million versus a carrying value of $53.6 million.

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis and consist of restaurant food and other supplies, bakery raw materials, and bakery finished goods.

Property and Equipment

We record all property and equipment at cost less accumulated depreciation.  Improvements are capitalized while repairs and maintenance costs are expensed as incurred.  Depreciation and amortization are calculated using the straight-line method over the estimated useful life of the assets or the lease term, whichever is shorter.  Leasehold improvements include the cost of our internal development and construction department.  Depreciation and amortization periods are as follows:

Buildings and land improvements	25 to 30 years
Leasehold improvements	15 to 20 years
Restaurant fixtures and equipment	10 years
Bakery equipment	15 years
Computer software and equipment	3 to 5 years

Impairment of Long-Lived Assets

We assess potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable.  Factors considered include, but are not limited to, significant underperformance relative to historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends.  We regularly review restaurants that are cash flow negative for the previous four quarters to determine if impairment testing is warranted.  At any given time, we may be monitoring a small number of locations, and impairment charges could be triggered in the future if individual restaurant performance does not improve.

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

During fiscal 2009, we recorded a $26.5 million impairment charge against the carrying value of four Grand Lux Cafe locations. During fiscal 2008, we recorded a $3.0 million impairment charge against the carrying value of three The Cheesecake Factory locations. No impairment charges were recorded in fiscal 2010.

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

Derivative Financial Instruments

Our derivative financial instruments have consisted of zero-cost interest rate collars to hedge interest rate variability on our revolving credit facility.  We formally document the relationship between the hedging instruments and the hedged items, as well as our risk management objective and strategy for undertaking hedge transactions.  These interest rate collars qualified for hedge accounting as cash flow hedges.  Accordingly, we recognized these derivatives at fair value as either assets or liabilities on the consolidated balance sheets.  All changes in fair value were recorded in accumulated other comprehensive income and subsequently reclassified into earnings when the related interest expense on the underlying borrowing was recognized.  We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes.  We had no derivative instruments outstanding as of December 28, 2010.

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

We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants or on our website.  Based on our historical gift card redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.”  Breakage is recognized in proportion to historical redemption trends and is classified as revenues in our consolidated statement of operations.   We recognized $2.7 million, $3.1 million and $3.1 million of gift card breakage in fiscal years 2010, 2009 and 2008, respectively.  Incremental direct costs related to gift card sales, including commissions and credit card fees, are deferred and recognized in earnings in the same pattern as the related gift card revenue.

Certain of our promotional programs are multiple element arrangements that include both delivered and undelivered components.  Through fiscal 2010, we have allocated revenue to each undelivered element based on vendor-specific objective evidence of fair value, which is the price charged when that element is sold separately.  These revenues were deferred and subsequently recognized when these elements were delivered.  Any residual revenue was allocated to the delivered component and recognized at the time of the original transaction.  See Recent Accounting Pronouncements in this Note for discussion of new guidance for revenue recognition of arrangements with multiple deliverables, which will go into effect for us in fiscal 2011.

Leases

We currently lease all of our restaurant locations.  We evaluate each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes.  All of our restaurant leases are classified as operating leases.

Minimum base rent for our operating leases, which generally have escalating rentals over the term of the lease, is recorded on a straight-line basis over the lease term.  The initial rent term includes the build-out, or rent holiday period, for our leases, where no rent payments are typically due under the terms of the lease. Contingent rent expense, which is based on a percentage of revenue, is also recorded to the extent it exceeds minimum base rent per the lease agreement.

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

Advertising Costs

We expense advertising production costs at the time the advertising first takes place; all other advertising costs are expensed as incurred.  Most of our advertising costs are included in other operating costs and expenses and were $7.3 million, $7.7 million and $1.4 million in fiscal 2010, 2009 and 2008, respectively.

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

We account for uncertain tax positions under Financial Accounting Standards Board guidance, which prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized.  The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement.  See Note 14 for information regarding changes in our unrecognized tax benefits during fiscal 2010.

Net Income per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  At December 28, 2010, December 29, 2009 and December 30, 2008, 0.5 million, 0.6 million and 0.4 million shares, respectively, of restricted stock issued to employees were unvested, and therefore excluded from the calculation of basic earnings per share for each of the fiscal years ended on those dates.  Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted shares, calculated using the treasury stock method.  Assumed proceeds from the in-the-money options include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by FASB Accounting Standards Codification 718, “Compensation — Stock Option Compensation.”

	Fiscal Year
	2010	2009	2008
	(In thousands, except per share data)

Net income	$81,713	$42,833	$52,293

Basic weighted average shares outstanding	58,905	59,362	63,822
Dilutive effect of stock options and restricted shares	1,541	720	187

Diluted weighted average shares outstanding	60,446	60,082	64,009

Basic net income per share	$1.39	$0.72	$0.82

Diluted net income per share	$1.35	$0.71	$0.82

Shares of common stock equivalents of 4.4 million, 9.3 million and 9.2 million for fiscal 2010, 2009 and 2008, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investment by and distribution to owners.  Comprehensive income reported on our consolidated statements of stockholders’ equity consists of net income, the unrealized portion of changes in the fair value of our cash flow hedges, the losses reclassified into income due to cancellations of our cash flow hedges and unrealized gains or losses on available-for-sale securities.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued guidance on revenue arrangements with multiple deliverables effective for us in fiscal 2011, although early adoption is permitted.  The guidance revises the criteria for measuring and allocating consideration to each component of a multiple element arrangement.  The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the company does not have either a history of selling the deliverable on a stand alone basis or third-party evidence of selling price.  For us, this guidance will only impact the pattern of revenue recognition for our marketing programs that include multiple elements.  As the timing and content of future promotions is not determinable at this time, we are unable to estimate the impact of this guidance on our financial statements.

2.     Other Receivables:

Other receivables consisted of (in thousands):

	December 28, 2010	December 29, 2009

Receivable from gift card reseller	$14,209	$13,252
Landlord construction allowances	2,018	3,281
Receivable from insurers	4,679	4,304
Other	6,390	6,638
Total	$27,296	$27,475

3.     Inventories:

Inventories consisted of (in thousands):

	December 28, 2010	December 29, 2009

Restaurant food and supplies	$13,051	$12,619
Bakery finished goods	4,709	5,530
Bakery raw materials and supplies	5,276	4,053
Total	$23,036	$22,202

4.     Prepaid Expenses:

Prepaid expenses consisted of (in thousands):

	December 28, 2010	December 29, 2009

Gift card costs	$10,947	$10,894
Rent	5,528	5,260
Other	11,870	11,717
Total	$28,345	$27,871

5.     Property and Equipment:

Property and equipment consisted of (in thousands):

	December 28, 2010	December 29, 2009

Land and related improvements	$13,410	$13,410
Buildings	17,692	17,692
Leasehold improvements	832,144	811,125
Fixtures and equipment	292,566	281,672
Computer software and equipment	43,416	44,004
Restaurant smallware	24,010	23,447
Construction in progress	14,086	18,612

Property and equipment, total	1,237,324	1,209,962
Less: accumulated depreciation and amortization	(481,856)	(421,560)
Property and equipment, net	$755,468	$788,402

Repair and maintenance expenses for fiscal 2010, 2009 and 2008 were $34.0 million, $31.9 million and $30.1 million, respectively.

6.     Other Accrued Expenses:

Other accrued expenses consisted of (in thousands):

	December 28, 2010	December 29, 2009
Gift cards	$65,446	$62,601
Insurance	32,397	30,916
Salaries and wages	26,369	25,500
Employee benefits	13,297	11,669
Payroll and sales taxes	7,970	10,919
Rent and related expenses	6,927	6,764
Other	17,648	18,144
Total	$170,054	$166,513

7.     Long-Term Debt:

Long-term debt consisted of (in thousands):

	December 28, 2010	December 29, 2009

Credit facility	$—	$100,000

In December 2010, we entered into a five-year credit agreement, (“Facility”) that provides us with revolving loan commitments that total $200 million, including letter of credit subfacility commitments that total $35 million.  The Facility contains a commitment increase feature that could provide for an additional $50 million in available credit upon our request and the satisfaction of certain conditions.

Borrowings under the Facility bear interest at a floating rate based on LIBOR, plus a spread ranging from 1.75% to 2.25%, depending on our ratio of debt plus eight times rent (“Adjusted Debt”) to trailing 12-month earnings before interest, taxes, depreciation, amortization, rent  and noncash stock option expense (“EBITDAR”), as defined in the agreement.  In addition, we pay a commitment fee ranging from 0.3% to 0.4%, also depending on our ratio of Adjusted Debt to EBITDAR, calculated on the average unused portion of the Facility.

We are obligated to maintain certain financial covenants, which include a maximum Adjusted Debt to trailing 12-month EBITDAR ratio (“Adjusted Debt Ratio”) of 4.0, as well as a trailing 12-month minimum EBITDAR to interest and rental expense ratio (“EBITDAR Ratio”) of 1.9.  At December 28, 2010, our Adjusted Debt and EBITDAR Ratios were 2.7 and 2.6, respectively.  Therefore we were in compliance with the financial covenants in effect under the Facility at that date.

Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of December 28, 2010, we had net availability for borrowings of $184 million, based upon outstanding debt of $0 million and $16 million in standby letters of credit.  Since we have the contractual ability to maintain the outstanding balance on our Facility, the debt is classified as long-term on our consolidated balance sheets in 2009.

In conjunction with the entry into the new Facility, the Company terminated its prior credit facility dated April 2007, as amended March 2008 and January 2009.

8.              Derivative Financial Instruments

During fiscal 2008 and 2007, we entered into several zero-cost interest rate collars that hedged interest rate variability on a portion of outstanding borrowings on our Facility.  During fiscal 2010 and 2009, in conjunction with repayments on our Facility, we unwound our derivatives at a cost of $7.4 million in each year.  We had no derivative instruments outstanding at December 28, 2010.  See Note 7 for further discussion of our long-term debt.

These derivatives qualified for hedge accounting as cash flow hedges and, accordingly, were recognized at fair value as either assets or liabilities on the consolidated balance sheets.  Changes in fair value were recorded in accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings when the related interest expense on the underlying borrowing was recognized.  We do not hold any derivative financial instruments for trading or speculative purposes.

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

The fair values and balance sheet locations of our derivatives were as follows (in thousands):

	Liability Derivatives
	December 28, 2010		December 29, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other accrued expenses	$—	Other accrued expenses	$4,299
Interest rate contracts	Other noncurrent liabilities	—	Other noncurrent liabilities	3,945
Total		$—		$8,244

We had no derivative financial instruments in asset positions at December 28, 2010 or December 29, 2009.  See Note 9 for discussion of the methods used to determine fair value of our derivative financial instruments.

The effect of derivative instruments on our consolidated statements of operations was as follows (in thousands):

	Gain/(Loss) Recognized in AOCI on Derivatives		Location of Gain/(Loss)	Loss Reclassified from AOCI into Income (1)
	Fiscal Year		Reclassified from AOCI	Fiscal Year
	2010	2009	into Income	2010	2009
Interest rate contracts	$41	$346	Interest expense	$(9,638)	$(12,494)

(1)	Loss reclassified from AOCI into income during fiscal 2010 and 2009 included $7.4 million of expense in each year to unwind our interest rate collars.

9.     Fair Value Measurement

The following table presents our financial assets and liabilities that were accounted for at fair value (in thousands):

Fair Value Measurements Using
December 28, 2010	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash invested in money market fund	$2	$—	$—

Liabilities:
Derivative financial instruments	$—	$—	$—

	Fair Value Measurements Using
December 29, 2009	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash invested in money market fund	$25,197	$—	$—

Liabilities:
Derivative financial instruments	$—	$8,244	$—

For assets that are measured using quoted prices in active markets, fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs.  The tax-exempt money market funds in which we invest cash purchase only first-tier securities, and we have not experienced any losses in these accounts.  Therefore, we believe we are not exposed to significant risk on these investments.

The fair value of our derivative financial instruments was estimated using the net present value of a series of cash flows on both the cap and floor components of the interest rate collars.  These cash flows were based on yield curves which take into account the contractual terms of the derivatives, including the period to maturity and market-based parameters such as interest rates and volatility.  We incorporated nonperformance risk by adjusting the present value of each liability position utilizing an estimation of our credit risk.

10.     Commitments and Contingencies

We lease all of our restaurant locations under operating leases, with remaining terms ranging from 1 year to 20 years.  The restaurant leases typically include land and building shells, require contingent rent above the minimum base rent payments based on a percentage of sales ranging from 3% to 10%, have escalating minimum rent requirements over the term of the lease and require various expenses incidental to the use of the property.  A majority of our leases provide for ongoing co-tenancy requirements which would further lower rental rates, and/or permit lease terminations should required co-tenants cease to operate for specified periods of time.  Most leases have renewal options, which we have always exercised in the past.  Many of our leases provide early termination rights permitting us to terminate the lease prior to expiration if we do not achieve specified sales levels in certain years commencing after the fifth lease year.  We also lease automobiles and certain equipment under operating lease agreements.

As of December 28, 2010, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows (in thousands):

2011	$60,585
2012	62,451
2013	63,146
2014	63,486
2015	63,584
Thereafter	582,687
Total	$895,939

Rent expense on all operating leases was as follows (in thousands):

	Fiscal Year
	2010	2009	2008
Straight-lined minimum base rent	$62,981	$62,979	$61,587
Contingent rent	18,696	17,567	18,935
Other charges	25,335	25,780	24,337
Total	$107,012	$106,326	$104,859

As credit guarantees to insurers, we have $16.0 million in standby letters of credit related to our self-insurance liabilities.  All standby letters of credit are renewable annually.

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

The Internal Revenue Service (“IRS”) audited our tax returns for fiscal years 2003 through 2006 with respect to the deductibility, under the provisions of Internal Revenue Code Section 162(m), of certain compensation in excess of $1 million per year paid to three current executive officers and one former executive officer resulting from their respective exercises of stock options later determined to be misdated (the “162(m) Dispute”).  In May 2008, the IRS issued a Notice of Proposed Adjustment to us disallowing the deduction of approximately $5.1 million of compensation expense with respect to the exercise of stock options by such executive officers.  We believe that such stock option compensation qualifies as performance-based compensation that is not subject to the limitations on deductibility under Internal Revenue Code Section 162(m).  We received a Statutory Notice of Deficiency from the IRS for fiscal 2005 only and petitioned for redetermination of this notice with the United States Tax Court.  In May 2010, we conducted a settlement conference with the IRS Office of Appeals resulting in an agreement to resolve the 162(m) Dispute as to tax year 2005 only.  That agreement was approved by the United States Tax Court in August 2010 (Docket No. 23591-09).  This court order resolved the 162(m) Dispute as to tax year 2005, and, because the 162(m) Dispute as to tax year 2006 consisted solely of a reduction to tax credits carried over from tax year 2005 resulting from the IRS Notice of Deficiency, such court order also resolved the 162(m) Dispute as to tax year 2006.  In October 2010, we filed a complaint (The Cheesecake Factory v. United States of America, Case No. CV108157), in  the United States District Court for the refund of income taxes with respect to tax years 2003 and 2004, including interest and penalties.  While we believe that all stock option compensation in the as yet unresolved years of the 162(m) Dispute qualifies as performance-based compensation under Internal Revenue Code Section 162(m) and is not subject to the limitations on deductibility, we have reserved $1.4 million for estimated taxes, interest and penalties due through December 28, 2010.

On August 10, 2010, the Equal Employment Opportunity Commission (EEOC) for the Cleveland Field Office issued a determination letter in EEOC Charge 532-2009-1050 in favor of the Charging Party and a class of 15 unidentified employees, alleging that we subjected them to a hostile work environment based on national origin and/or race in violation of Title VII of the Civil Rights Act of 1964 (Title VII).  The EEOC is seeking payment of alleged actual damages incurred by the claimants as well as compensatory and/or punitive monetary costs and remedial actions.  The parties failed to reach a conciliated settlement in September 2010.  On  January 18, 2011, the EEOC issued a Notice of Intent to Rescind Determination and refer Charge No. 532-2009-1050 for further investigation.  We are cooperating with the EEOC in connection with this investigation.  Based upon the current status of this matter, we have not reserved for any potential future payments.

On May 10, 2010, three current hourly restaurant employees in the State of California filed a class action lawsuit in the California Superior Court, Placer County, against us alleging violations of the California Labor Code by requiring employees to purchase uniforms and other work tools to perform their jobs, among other claims (Reed v. The Cheesecake Factory Restaurants, Inc. et al; Case No. S CV 27073).  In October 2010, we gave notice to the respective courts in Case No. S CV 27073 and Case No. BC360426 (see below) that such cases may be related.  The lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the respective plaintiffs and other purported class members. The plaintiffs also seek attorneys’ fees.  We intend to vigorously defend this action.  Based on the current status of this matter, we have not reserved for any potential future payments.

On November 18, 2009, one former hourly restaurant employee in the State of Illinois filed a lawsuit in the U.S. District Court for the Northern District of Illinois (Morales v. The Cheesecake Factory, Inc.; Case No. 09 CV 7005) against us alleging violations of the Fair Labor Standards Act and Illinois Minimum Wage Law for alleged failure to pay overtime and minimum wages, among other claims.  This lawsuit sought unspecified amounts of penalties and other monetary payments on behalf of the respective plaintiff and other purported class members.  The plaintiff also sought attorneys’ fees.   On December 17, 2010, the parties

conditionally settled Case No. 09 CV 7005 for a nominal amount.  The final settlement agreement was approved by the Court on January 3, 2011.

On August 5, 2009, two former hourly restaurant employees in the State of California filed a class action lawsuit in the Los Angeles County Superior Court (Luque v. The Cheesecake Factory Restaurants, Inc.; Case No. BC415640) against us alleging violations of California’s wage and hour laws with respect to alleged failure to pay proper vacation wages at termination, failure to furnish wage statements, and violations of the California Business and Professions Code, among other claims. This lawsuit sought unspecified amounts of penalties and other monetary payments on behalf of the respective plaintiffs and other purported class members. The plaintiffs also sought attorneys’ fees.  The plaintiffs’ deadline for filing their motion for class certification was June 11, 2010, and they failed to timely file.  On October 12, 2010, the parties conditionally settled Case No. BC415640 for a nominal amount.  The final settlement agreement was approved by the court on October 21, 2010.

On January 20, 2009, one former hourly restaurant employee in the State of California filed a lawsuit in the San Diego County Superior Court (Giradin v. The Cheesecake Factory, Inc.; Case No. 37-2009-00081696-CU-OE-CTL) against us alleging violations of California’s wage and hour laws with respect to alleged failure to pay proper wages, failure to furnish accurate wage statements and violations of the California reporting time laws, among other claims.  This lawsuit sought unspecified amounts of penalties and other monetary payments on behalf of the respective plaintiff and other purported class members.  The plaintiff also sought attorneys’ fees.  On January 8, 2010, the plaintiff filed a First Amended Complaint naming a new class representative and asserting additional claims under the California Labor Code Private Attorneys General Act of 2004.  We filed a demurer to the First Amended Complaint on February 22, 2010.  On April 23, 2010, the Court granted our motion and dismissed the plaintiff’s complaint.  An appeal was not timely filed and further litigation in this matter by plaintiffs is now precluded.

On July 2, 2008, the Equal Employment Opportunity Commission (EEOC) for the Cleveland Field Office issued determination letters in Charges 532-2006-01040, -01030, -01042 in favor of three former employees alleging that we engaged in a pattern and practice of sex discrimination, and in the case of one claimant, racial discrimination, in violation of Title VII of the Civil Rights Act of 1964 (Title VII).  The determination alleges that our actions resulted in females as a class being denied entry and progression into upper ranks of management at our restaurants.  We deny these allegations.  The EEOC is seeking payment of alleged actual damages incurred by the claimants as well as compensatory and/or punitive monetary costs and remedial actions.  The parties failed to reach a conciliated settlement in 2008 and, to date, no further action has been taken by the EEOC with respect to these charges.  On July 30, 2008, the EEOC Cleveland District Office also filed a Commissioner’s Charge 532-2008-01856 alleging we violated Title VII for failing or refusing to select females for management positions in our restaurants because of their sex.  This Charge arises out of the facts alleged in EEOC Charges 532-2006-01040, -01030, -01042.  On February 3, 2011, the EEOC completed its investigation and administratively closed Charge No. 532-2008-01856 without further action.  Based upon the current status of Charges 532-2006-0140, -01030 and -01042, we have not reserved for any potential future payments.

On January 9, 2007, two former hourly restaurant employees in the State of California filed a lawsuit in the Los Angeles County Superior Court against us alleging violations of California’s wage and hour laws with respect to alleged failure to pay proper wages, improper payroll deductions, and violations of the California meal and break period laws, among other claims (Guardado v. The Cheesecake Factory Restaurants, Inc. et al; Case No. BC360426).  This case was previously stayed by the parties through December 2008, pending the California Supreme Court’s decision to review Brinker Restaurant Corp. v. Superior Court of San Diego County (No. S166350, 2008).  On February 23, 2009, an additional lawsuit with similar allegations was filed by another hourly restaurant employee in Santa Clara County Superior Court (Benitez v. The Cheesecake Factory Restaurants, Inc., et al; Case No. 109CV135687). In April, 2009, we gave notice to the respective courts in Case No. 109CV135687 and Case No. BC360426 that such cases may be related matters.  In March, 2010, we settled Case No. 109CV135687 for a nominal amount.   On July 6, 2010, the Court denied the plaintiffs in Case No. BC360426 motion for class certification .  A notice of appeal was subsequently filed by the plaintiffs in Case No. BC360426 on August 3, 2010 and the parties are currently in settlement negotiations.   We intend to vigorously defend against this action.  On July 28, 2010, a lawsuit was filed against us in the Santa Clara County Superior Court (Rusteen v. The Cheesecake Factory Restaurants, Inc. et al; Case No. 1-10-CV-178233) claiming similar and additional allegations to those asserted in Case No. BC360426 including, among other things, violations of California’s wage and hour laws with respect to alleged failure to pay the plaintiff overtime, reporting time pay and minimum wages, allow proper meal breaks or rest periods, and provide adequate pay statements.  In October 2010, we gave notice to the respective courts in Case No. 1-10-CV-178233 and Case No. BC360426 that such cases may be related.  The plaintiff in Case No. 1-10-CV-178233 seeks unspecified amounts of penalties and other monetary payments on behalf of himself and other purported class members.  The plaintiffs also seek attorneys’ fees.  Based on the current status of this matter, we have not reserved for any potential future payments.

On August 29, 2006, five present and former hourly restaurant employees in the States of Tennessee, Texas and Arizona filed a lawsuit in the U.S. District Court for the Middle District of Tennessee against us alleging violations of the Fair Labor Standards Act with respect to alleged minimum wage violations, improper payroll deductions and requiring work “off the clock,” among other claims (Smith v. The Cheesecake Factory Restaurants, Inc. et al; Case No. 3 06 0829).  The lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. The plaintiffs also seek attorneys’ fees.  On February 4, 2010, the Court granted our motion to compel arbitration and issued an order dismissing all individual defendants in the case.  The plaintiffs filed their demand for arbitration on April 19, 2010.  On July 16, 2010, we filed a Motion to Appoint Arbitrators for the individual plaintiffs with the U.S. District Court.  On November 16, 2010 the U.S. District Court granted the Company’s motion to compel separate arbitrations for the individual plaintiffs in the respective jurisdictions where they worked.  We intend to vigorously defend these actions.  Based on the current status of this matter, we have not reserved for any potential future payments.

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

We have employment agreements with certain of our executive officers that provide for payments to those officers in the event of an actual or constructive termination of their employment, including following a change in control of the Company or otherwise without cause or in the event of death or disability, as defined in those agreements.  Aggregate payments totaling approximately $2.9 million would have been required by those agreements had all such officers terminated their employment for reasons requiring such payments as of December 28, 2010.  In addition, the employment agreement with our Chief Executive Officer, which is in effect through May 7, 2012, specifies an annual founder’s retirement benefit of $650,000 for ten years after termination of his full time employment.  During fiscal 2009, we incurred compensation expense of $2.9 million resulting from a change in the amount and structure of this retirement benefit.  No retirement benefit expense was recorded in fiscal 2010.

11.  Stockholders’ Equity:

We have an outstanding authorization from our Board of Directors to repurchase up to 31 million shares of our common stock.  Under this authorization, we have cumulatively repurchased a total of 25.2 million shares at a total cost of $558.3 million through December 28, 2010.  The authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.

In October 2008, we suspended our share repurchase program in order to maintain maximum flexibility in our capital decisions in light of the unprecedented crisis in the global financial markets and the indeterminate future impact it could have on the overall economy and on our business.  In February 2010, our Board of Directors reinstated our stock repurchase program and approved the adoption of a trading plan under Rule 10b5-1 (“10b5-1Plan”) under the Securities Exchange Act of 1934, as amended from time to time (“Act”), which was effective from March 2010 through December 2010.  In February 2011, our Board of Directors approved a new 10b5-1 Plan, which will be effective from March 16, 2011 through February 29, 2012.  In addition, the Board of Directors approved the terms of a share repurchase plan pursuant to which we are authorized to repurchase shares of our common stock in open market transactions in accordance with Rule 10b-18 of the Exchange Act of 1934, such plan to be effective from February 24, 2011 through May 13, 2011.

The timing and number of shares repurchased pursuant to the share repurchase authorization are subject to a number of factors, including current market conditions, legal constraints, available cash or other sources of funding and financial covenants under our credit facility that limit share repurchases based on a defined leverage ratio.  (See Note 7 for further discussion of our long-term debt.)  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us.  We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, a review of our capital structure and cost of capital, and our share price.

During fiscal 2010 and 2008, we repurchased 2.1 million and 9.6 million shares of our common stock at a cost of $52.1 million and $172.5 million, respectively.  We did not repurchase any shares during fiscal 2009.  Repurchased common stock is reflected as a reduction of stockholders’ equity.

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

Stock options generally vest at 20% per year or, in the case of restaurant management, cliff vest in five years and expire eight to ten years from the date of grant.  Certain stock options require that either the grantee or the Company satisfy specified performance criteria prior to exercisability of vested stock options.  Restricted shares generally cliff vest at three to five years from the date of grant and require that the staff member remains employed in good standing with the Company as of the vesting date.  Certain executive officer stock options and restricted stock may vest earlier in the event of a change of control, as defined in the plan.  Our current performance incentive plan permits the issuance of up to 3.8 million shares of our common stock, of which 3.6 million are currently available for grant.

Non-employee directors have received only non-qualified stock options under a non-employee director equity plan, which expired in May 2007.  Currently, we do not have a plan under which non-employee directors may be granted stock options or other equity interests in the Company.

The following table presents information related to stock-based compensation (in thousands):

	Fiscal Year
	2010	2009	2008

Stock-based compensation expense	$10,913	$14,610	$13,134

Income tax benefit	4,139	5,537	3,901

Capitalized stock-based compensation (1)	257	473	1,292

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

Stock Options

The weighted average fair value at the grant date for options issued during fiscal 2010, 2009 and 2008 was $10.03, $5.29 and $6.78 per option, respectively.  The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for fiscal 2010, 2009 and 2008, respectively: (a) no dividend yield on our stock, (b) expected stock price volatility of 41.1%, 55.5% and 39.9%, (c) a risk-free interest rate of 2.3%, 2.0% and 3.0%, and (d) an expected option term of 5.8 years, 5.4 years and 5.3 years.  The fair value of options is amortized on a straight-line basis over the requisite service period.

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

Stock option activity during fiscal 2010 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)		(In years)	(In thousands)
Outstanding at start of year	10,254	$22.40	5.9	$32,450
Granted	729	$23.86
Exercised	(1,437)	$21.29
Cancelled	(387)	$23.82
Outstanding at end of year	9,159	$22.63	5.4	$79,835

Exercisable at end of year	4,097	$27.10	3.8	$18,749

(1)                      Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal year end and the exercise price, multiplied by the number of in-the-money options and represents the pretax amount that would have been received by the option holders, had they all exercised their options on the fiscal year end date.

The total intrinsic value of options exercised during fiscal years 2010, 2009 and 2008 was $10.3 million, $1.5 million and $2.1 million, respectively.  As of December 28, 2010, total unrecognized stock-based compensation expense related to nonvested stock options was $18.3 million, which we expect to recognize over a weighted average period of approximately 2.6 years.

Restricted Shares

Restricted share activity during fiscal 2010 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding at start of year	623	$16.32
Granted	110	$23.16
Vested	(184)	$25.40
Forfeited	(12)	$11.53
Outstanding at end of year	537	$14.72

Fair value of our restricted shares is based on our closing stock price on the date of grant.  The fair value of shares that vested during fiscal years 2010 and 2009 was $4.7 million and $4.5 million, respectively.  No restricted shares vested in fiscal 2008.  The weighted average fair value at the grant date for restricted shares issued during fiscal 2010, 2009 and 2008 was $23.16, $10.29 and $15.35, respectively.  As of December 28, 2010, total unrecognized stock-based compensation expense related to nonvested restricted shares was $4.6 million, which is expected to be recognized over a weighted average period of approximately 3.2 years.

13.  Employee Benefit Plans:

We have a defined contribution benefit plan in accordance with section 401(k) of the Internal Revenue Code (“401(k) Plan”) that is open to staff members from our three restaurant concepts, as well as our bakery production facilities and corporate office, who meet certain compensation and eligibility requirements.  The 401(k) Plan allows participating staff members to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options.  Our executive officers and other highly compensated staff members are not eligible to participate in the 401(k) Plan.  We have historically matched in cash a certain percentage of the employee contributions to the 401(k) Plans; however, we suspended this benefit in May 2009.  We pay for the 401(k) Plan administrative expenses.  Neither the cost of matching contributions nor administrative expenses were significant amounts during fiscal 2010, 2009 and 2008.

We have also established The Cheesecake Factory Incorporated Executive Savings Plan (“ESP”).  The ESP is a non-qualified deferred compensation plan for our executive officers and other highly compensated staff members as defined in the ESP and who are otherwise ineligible for participation in our 401(k) Plans.  The ESP allows participating staff members to defer the receipt of a portion of their base compensation and up to 100% of their eligible bonuses.  Non-employee directors may also participate in the ESP and defer the receipt of their earned director fees.  We have historically matched in cash a certain percentage of the base compensation and bonus deferred by participating staff members; however we suspended this benefit in May 2009. We pay for the ESP administrative expenses.  Neither the cost of matching contributions nor administrative expenses were significant amounts during fiscal 2010, 2009 and 2008.  Employee deferrals and any matching funds are deposited into a rabbi trust, and are generally invested in individual variable life insurance contracts owned by us that are specifically designed to informally fund savings plans of this nature.  Our consolidated balance sheets reflect our investment in variable life insurance contracts in other assets.  Our obligation to participating staff members is reflected in other noncurrent liabilities.  All income and expenses related to the rabbi trust are reflected in our consolidated statements of operations.

We maintain a self-insured medical and dental benefit plan for our staff members.  We have purchased individual stop-loss coverage in order to limit our exposure to any significant medical claims.  Medical benefit plan expenses are accrued based on our estimate of the aggregate liability for uninsured claims incurred using actuarial methods commonly followed in the insurance industry and our historical experience.  The accrued liability for our self-insured medical benefit plan, which is included in other accrued expenses, as of December 28, 2010 and December 29, 2009, was $4.6 million and $5.1 million, respectively.

14.     Income Taxes:

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year
	2010	2009	2008

Income before income taxes	$111,089	$51,307	$73,255
Income tax provision:
Current:
Federal	$26,580	$9,927	$(2,822)
State	6,883	3,345	1,605
Total current	33,463	13,272	(1,217)
Deferred:
Federal	(4,024)	(4,318)	20,397
State	(63)	(480)	1,782
Total deferred	(4,087)	(4,798)	22,179
Total provision	$29,376	$8,474	$20,962

The following is a reconciliation between the U.S. federal statutory rate and the effective tax rate:

	Fiscal Year
	2010	2009	2008

Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and district income taxes, net of federal income tax benefit	4.1	3.7	3.4
Tax credits and incentives	(8.2)	(17.0)	(11.6)
Executive compensation	—	—	3.1
Change in uncertain tax positions	(0.7)	(0.2)	(2.4)
Manufacturing deduction	(3.1)	(2.6)	(1.5)
Deferred compensation	(0.6)	(2.0)	3.5
Other	(0.1)	(0.4)	(0.9)
Effective tax rate	26.4%	16.5%	28.6%

Following are the temporary differences that created our deferred tax assets and liabilities (in thousands):

	December 28, 2010	December 29, 2009
Current deferred tax assets/(liabilities):
Employee benefits	$8,025	$6,212
Insurance	13,088	11,527
Inventory	(8,910)	(8,469)
Prepaid expenses	(7,060)	(6,861)
Accrued bonuses	—	3,085
Derivative asset	—	1,292
Other, net	589	951
Total	$5,732	$7,737

Noncurrent deferred tax assets/(liabilities):
Property and equipment	$(148,927)	$(144,416)
Accrued rent	22,269	20,384
Stock-based compensation	20,109	21,088
Employee benefits	8,174	6,394
Tax credit carryforwards	3,100	2,278
State taxes	2,330	2,260
Derivative asset	—	1,558
Net state operating loss carryforwards	—	270
Other, net	6,027	3,136
Total	$(86,918)	$(87,048)

We have no state net operating loss carryforwards at December 28, 2010.  We had $6.0 million of state net operating loss carryforwards at December 29, 2009 which were fully utilized to reduce state taxes for fiscal 2010.  Had the losses not been utilized, they would begin to expire in 2023.  We had $3.1 million of state tax credit carryforwards at December 28, 2010 and $2.3 million of state tax credit carryforwards at December 29, 2009.  These credits begin to expire in 2013.  We have not recorded valuation allowances against these items, as we believe it is more likely than not that future taxable income will be sufficient to fully realize the benefit of these credits.  The earliest tax year still subject to examination by a significant taxing jurisdiction is 2003.

At December 28, 2010, we had $2.1 million of unrecognized tax benefits.  If recognized, this amount would unfavorably affect the annual effective income tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year
	2010	2009	2008

Balance at beginning of year	$6,460	$3,694	$16,142
Additions based on tax positions taken during a prior period	—	139	570
Reductions based on tax positions taken during a prior period	(3,085)	—	(14,907)
Additions based on tax positions taken during the current period	163	3,334	1,889
Reductions related to settlements with taxing authorities and lapses of statutes of limitations	(1,403)	(707)	—
Balance at end of year	$2,135	$6,460	$3,694

We recognize interest related to uncertain tax positions in income tax expense.  Penalties related to uncertain tax positions are part of general and administrative expenses.  During fiscal 2010, 2009 and 2008, we recognized $0.1 million, $0.2 million and $0.5 million, respectively, of accrued interest associated with uncertain tax positions.  During fiscal 2010, we recognized $0.2 million of accrued penalties associated with uncertain tax positions.  We did not accrue any penalties in fiscal 2009 or 2008.  During fiscal 2010, 2009 and 2008, we relieved $0.3 million, $0.1 million and $2.2 million, respectively, of interest associated with settlements of disputes with taxing authorities and lapses of statutes of limitations.  At both December 28, 2010 and December 29, 2009, we had approximately $0.8 million of accrued interest related to uncertain tax positions.

Included in the balance of unrecognized tax benefits at December 28, 2010 is $0.5 million related to tax positions for which it is reasonably possible that the total amount could decrease during the next twelve months based on the lapses of statutes of limitations for certain jurisdictions.

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

Segment information is presented below (in thousands):

	Fiscal Year
	2010	2009	2008
Revenue:
Restaurants	$1,586,274	$1,534,311	$1,536,543
Bakery	128,527	118,447	119,540
Intercompany bakery sales	(55,397)	(50,738)	(49,677)
	$1,659,404	$1,602,020	$1,606,406
Income from operations:
Restaurants	$208,117	$184,291	$161,755
Bakery	12,122	14,406	13,109
Impairment of assets	—	(26,541)	(2,952)
Corporate	(92,028)	(98,439)	(84,741)
	$128,211	$73,717	$87,171
Total assets:
Restaurants	$882,208	$881,545	$926,484
Bakery	56,796	53,607	57,680
Corporate	89,393	111,599	158,466
	$1,028,397	$1,046,751	$1,142,630
Capital expenditures:
Restaurants	$37,590	$32,893	$79,185
Bakery	1,238	1,544	2,365
Corporate	3,019	2,806	3,357
	$41,847	$37,243	$84,907
Depreciation and amortization:
Restaurants	$63,977	$65,702	$64,288
Bakery	3,094	3,109	2,990
Corporate	5,069	6,373	6,012
	$72,140	$75,184	$73,290

17.  Quarterly Financial Data (unaudited)

Summarized unaudited quarterly financial data for fiscal 2010 and 2009, is as follows (in thousands, except per share data):

Quarter Ended:	March 30, 2010	June 29, 2010	September 28, 2010	December 28, 2010
Revenues	$405,433	$418,909	$418,352	$416,710
Income from operations	$28,677	$37,295	$31,409	$30,830
Net income	$18,666	$19,229	$21,953	$21,865
Basic net income per share (2)	$0.31	$0.32	$0.38	$0.37
Diluted net income per share (2)	$0.31	$0.32	$0.37	$0.36

Quarter Ended:	March 31, 2009	June 30, 2009	September 29, 2009	December 29, 2009
Revenues	$392,794	$407,944	$400,640	$400,642
Income/(loss) from operations (1)	$17,981	$28,959	$27,336	$(559)
Net income/(loss)	$10,019	$16,569	$16,258	$(13)
Basic net income per share (2)	$0.17	$0.28	$0.27	$0.00
Diluted net income per share (2)	$0.17	$0.28	$0.27	$0.00

(1)   Income from operations includes impairment of assets of $26.5 million in the fourth quarter of fiscal 2009.

(2)   Net income per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.

18.  Subsequent Event

In January 2011, we announced our initial expansion plans outside of the United States.  We entered into an exclusive licensing agreement with a Kuwait-based company to build and operate The Cheesecake Factory restaurants in the Middle East.  The agreement provides for the development of 22 restaurants over the next five years in the United Arab Emirates, Kuwait, Bahrain, Qatar and the Kingdom of Saudi Arabia, with the opportunity to expand the agreement to include other markets in the Middle East and North Africa, Central and Eastern Europe, Russia and Turkey.  This licensing agreement includes an initial development fee, site and design fees and ongoing royalties on our licensee’s restaurant sales.  The transaction also includes an agreement to supply bakery products branded under The Cheesecake Factory trademark to such restaurants.  We do not expect this agreement to have a meaningful impact on our financial results in the near term.

EXHIBIT INDEX

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1	Form of Reorganization Agreement	Amend. No. 1 to Form S-1	33-479336	2.1	8/17/92
3.1	Restated Certificate of Incorporation including Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock	—	—	—	Filed herewith
3.2	Amended and Restated Bylaws as of May 20, 2009	8-K	000-20574	3.8	5/27/09
3.3	Form of Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	8-A	000-20574	1	8/18/98
3.4	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	Amend. No. 1 to Form 8-A	000-20574	2	11/13/03
3.5	Amendment No. 2 to Rights Agreement dated as of August 1, 2008 between The Cheesecake Factory Incorporated and Computershare Trust Company	Amend. No 2 to Form 8-A	000-25074	3	8/1/08
10.1	David Overton Employment Agreement effective June 30, 2009*	8-K	000-20574	10.1	7/20/09
10.2	The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan *	S-1	33-479336	10.3	5/15/92
10.3	Amendment to The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan*	S-8	033-88414	99.1	1/28/99
10.4	Second Amendment to The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan*	10-Q	000-25074	10.1	12/8/06
10.5	The Cheesecake Factory Incorporated 1997 Non-Employee Director Stock Option Plan (as amended)*	S-8	333-118757	99.3	9/2/04
10.6	Nonqualified Stock Option Agreement under the Company’s 1997 Non-Employee Director Stock Option Plan*	10-Q	000-25074	99.1	10/26/04
10.7	Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan*	S-8	333-118757	99.1	9/2/04
10.8	First Amendment to Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan*	10-Q	000-25074	10.2	12/8/06
10.9	Second Amendment to Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan*	10-K	000-25074	10.10	2/22/07
10.10	Third Amendment to Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan*	8-K	000-25074	99.1	7/25/08
10.11	Amended and Restated 2001 Omnibus Stock Incentive Plan*	S-8	333-118757	99.2	9/2/04
10.12	First Amendment to Amended and Restated Year 2001 Omnibus Performance Stock Incentive Plan*	8-K	000-25074	99.2	7/25/08
10.13	Form of Notice of Grant of Stock Option and/or Restricted Share Award *	8-K	000-25074	99.1	1/5/07
10.14	Amended Form of Notice of Grant of Stock Option and/or Restricted Share Award*	10-K	000-25074	10.17	2/27/09
10.15	Amended and Restated Annual Performance Incentive Plan*	10-K	000-25074	10.3	4/4/05
10.16	Form of Employment Agreements with Debby R. Zurzolo and Max S. Byfuglin*	8-K	000-25074	99.1	3/28/06
10.17	Form of First Amendment to Employment Agreements with Debby R. Zurzolo and Max S. Byfuglin*	8-K	000-25074	99.2	12/10/07
10.18	Form of Second Amendment to Employment Agreement with Debby R. Zurzolo*	8-K	000-25074	99.3	1/5/09
10.19	Form of Second Amendment to Employment Agreement with Max S. Byfuglin*	8-K	000-25074	99.2	1/5/09
10.20	Loan Agreement dated as of April 3, 2007 between The Cheesecake Factory Incorporated and JPMorgan Chase Bank as Administrative Agent, Bank of the West as Syndication Agent, and Bank of America, Wells Fargo Bank and Rabobank Nederland, as Documentation Agents	10-Q	000-25074	10.5	4/27/07

10.21	Form of Amendment No. 1 to Loan Agreement dated as of March 5, 2008 between The Cheesecake Factory Incorporated and JPMorgan Chase Bank as Administrative Agent	8-K	000-25074	99.1	3/11/08
10.22	Form of Amendment No. 2 to Loan Agreement dated as of January 2, 2009 between The Cheesecake Factory Incorporated and JPMorgan Chase Bank as Administrative Agent	8-K	000-25074	99.1	1/6/09
10.23	Cap/Floor Collar Transaction dated as of April 3, 2007 between The Cheesecake Factory Incorporated and JPMorgan Chase Bank (22)	10-Q	000-25074	10.7	4/27/07
10.24	Cap/Floor Collar Transaction dated as of October 3, 2007 between The Cheesecake Factory Incorporated and JPMorgan Chase Bank	10-Q	000-25074	10.2	10/26/07
10.25	Cap/Floor Collar Transaction dated as of March 5, 2008 between The Cheesecake Factory Incorporated and Bank of the West	8-K	000-25074	99.1	3/17/08
10.26	Master Confirmation dated as of March 12, 2007 between The Cheesecake Factory Incorporated and Goldman, Sachs & Co.	10-Q	000-25074	10.0	4/27/07
10.27	Supplemental Confirmation dated as of March 12, 2007 between The Cheesecake Factory Incorporated and Goldman, Sachs & Co.	10-Q	000-25074	10.1	4/27/07
10.28	Amended and Restated Executive Savings Plan*	8-K	000-25074	99.3	7/25/08
10.29	First Amendment to Amended and Restated Executive Savings Plan *	10-K	000-25074	10.34	2/27/09
10.30	Second Amendment to Amended and Restated Executive Savings Plan*	10-Q	000-25074	10.2	5/6/10
10.31	Employment Agreement between the Company and Michael E. Jannini dated February 11, 2010*	8-K	000-25074	10.1	2/17/10
10.32	Form of Indemnification Agreement*	8-K	000-25074	99.1	12/14/07
10.33	Real Estate Option Agreement dated April 22, 2005	8-K	000-25074	99.1	8/2/05
10.34	First Amendment to Option Agreement dated as of June 28, 2005	8-K	000-25074	99.2	8/2/05
10.35	Inducement Agreement dated as of July 27, 2005	8-K	000-25074	99.3	8/2/05
10.36	First Amendment to Inducement Agreement dated as of March 1, 2010	—	—	—	Filed herewith
10.37	Amended Agreement of Grant of Stock Option to Debby R. Zurzolo*	8-K	000-25074	99.2	12/18/06
10.38	Amended Agreement of Grant of Stock Option to Debby R. Zurzolo*	8-K	000-25074	99.3	12/18/06
10.38	Stipulation of Settlement	8-K	000-25074	10.1	2/28/08
10.40	Form of Employment Agreement with W. Douglas Benn dated January 19, 2009*	8-K	000-25074	99.1	1/23/09
10.41	Notice and Agreement of Grant of Stock Option and/or Restricted Share Award between the Company and David Overton dated May 7, 2009*	8-K	000-20574	99.1	5/9/09
10.42	2010 Stock Incentive Plan*	S-8	333-167298	99.1	6/3/10
10.43	2010 Amended and Restated Annual Performance Incentive Plan, as amended and restated on June 2, 2010*	DEF 14A	000-20574	Appendix B	4/23/10
10.44	Form of Grant Agreement for Executive Officers under 2010 Stock Incentive Plan*	10-Q	000-20574	10.1	11/4/10
10.45	Annual Management Performance Incentive Plan effective December 31, 2010*	10-Q	000-20574	10.2	11/4/2010
10.46	Loan Agreement dated as of December 3, 2010 between The Cheesecake Factory Incorporated and JPMorgan Chase Bank NA as Administrative Agent, Bank of the West as Syndication Agent, and Bank of America NA, Wells Fargo Bank and Rabobank Nederland, as Documentation Agents	—	—	—	Filed herewith
21	List of Subsidiaries	—	—	—	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	—	—	—	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as	—	—	—	Filed herewith

Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	—	—	—	Filed herewith
Exhibit 101	XBRL (Extensible Business Reporting Language) The following materials from The Cheesecake Factory Incorporated’s Annual Report on Form 10-K for the years ended December 28, 2010, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of stockholders’ equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.	—	—	—	Filed herewith

* Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of February 2011.

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

Name	Title	Date

/s/ DAVID OVERTON	Chairman of the Board and	February 23, 2011
David Overton	Chief Executive Officer
(Principal Executive Officer)

/s/ W. DOUGLAS BENN	Executive Vice President and	February 23, 2011
W. Douglas Benn	Chief Financial Officer
(Principal Financial Officer)

/s/ CHERYL M. SLOMANN	Vice President, Controller and	February 23, 2011
Cheryl M. Slomann	Chief Accounting Officer
(Principal Accounting Officer)

/s/ ALEXANDER L. CAPPELLO	Director	February 23, 2011
Alexander L. Cappello

/s/ ALLEN J. BERNSTEIN	Director	February 23, 2011
Allen J. Bernstein

/s/ THOMAS L. GREGORY	Director	February 23, 2011
Thomas L. Gregory

/s/ JEROME I. KRANSDORF	Director	February 23, 2011
Jerome I. Kransdorf

/s/ DAVID B. PITTAWAY	Director	February 23, 2011
David B. Pittaway

/s/ AGNIESZKA WINKLER	Director	February 23, 2011
Agnieszka Winkler