Form 10-Q
period 2011-03-29
CHEESECAKE FACTORY INC
filed 2011-05-06
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2011

or

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

As of April 29, 2011, 57,750,386 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

PART I.         FINANCIAL INFORMATION

Item 1.            Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 29, 2011	December 28, 2010

ASSETS
Current assets:
Cash and cash equivalents	$76,234	$81,619
Accounts receivable	6,677	16,184
Income tax receivable	—	3,840
Other receivables	17,679	27,296
Inventories	26,998	23,036
Prepaid expenses	27,481	28,345
Deferred income taxes	13,501	14,642
Total current assets	168,570	194,962
Property and equipment, net	748,518	755,468
Other assets:
Trademarks	4,566	4,498
Prepaid rent	49,681	50,391
Other	33,461	31,988
Total other assets	87,708	86,877
Total assets	$1,004,796	$1,037,307
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,513	$32,651
Income tax payable	1,665	—
Other accrued expenses	153,361	170,054
Total current liabilities	191,539	202,705
Deferred income taxes	96,237	95,828
Deferred rent	67,710	67,258
Deemed landlord financing liability	52,103	51,954
Other noncurrent liabilities	29,008	27,225
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 85,234,796 and 84,912,101 issued at March 29, 2011 and December 28, 2010, respectively	852	849
Additional paid-in capital	434,542	428,527
Retained earnings	741,713	721,257
Treasury stock, 26,953,224 and 25,204,104 shares at cost at March 29, 2011 and December 28, 2010, respectively	(608,908)	(558,296)
Total stockholders’ equity	568,199	592,337
Total liabilities and stockholders’ equity	$1,004,796	$1,037,307

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended March 29, 2011	Thirteen Weeks Ended March 30, 2010

Revenues	$418,765	$405,433

Costs and expenses:
Cost of sales	104,664	98,603
Labor expenses	137,498	135,169
Other operating costs and expenses	103,274	99,311
General and administrative expenses	24,265	23,424
Depreciation and amortization expenses	17,453	18,155
Preopening costs	1,760	2,094
Total costs and expenses	388,914	376,756
Income from operations	29,851	28,677
Interest expense	(1,357)	(3,009)
Interest income	39	151
Other (expense)/income, net	(84)	346
Income before income taxes	28,449	26,165
Income tax provision	7,993	7,499
Net income	$20,456	$18,666

Net income per share:
Basic	$0.35	$0.31
Diluted	$0.34	$0.31

Weighted average shares outstanding:
Basic	58,480	59,506
Diluted	60,499	60,811

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance, December 28, 2010	84,912	$849	$428,527	$721,257	$(558,296)	$592,337
Comprehensive income:
Net income	—	—	—	20,456	—	20,456
Total comprehensive income						20,456
Issuance of common stock from stock options exercised	139	1	2,739	—	—	2,740
Tax impact of stock options exercised, net of cancellations	—	—	225	—	—	225
Stock-based compensation	—	—	3,051	—	—	3,051
Issuance of restricted stock, net of forfeitures	184	2	—	—	—	2
Purchase of treasury stock	—	—	—	—	(50,612)	(50,612)
Balance, March 29, 2011	85,235	$852	$434,542	$741,713	$(608,908)	$568,199

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended March 29, 2011	Thirteen Weeks Ended March 30, 2010

Cash flows from operating activities:
Net income	$20,456	$18,666
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	17,453	18,155
Deferred income taxes	1,549	378
Stock-based compensation	2,981	3,643
Tax impact of stock options exercised, net of cancellations	225	201
Excess tax benefit related to stock options exercised	(241)	(729)
Other	173	45
Changes in assets and liabilities:
Accounts receivable	9,507	4,357
Other receivables	9,617	13,319
Inventories	(3,962)	(2,197)
Prepaid expenses	864	750
Other assets	(930)	(588)
Accounts payable	3,862	(1,880)
Income taxes payable	5,505	634
Other accrued expenses	(14,532)	(8,304)
Cash provided by operating activities	52,527	46,450
Cash flows from investing activities:
Additions to property and equipment	(10,505)	(6,912)
Cash used in investing activities	(10,505)	(6,912)
Cash flows from financing activities:
Deemed landlord financing proceeds	629	—
Deemed landlord financing payments	(405)	(374)
Proceeds from exercise of employee stock options	2,740	5,630
Excess tax benefit related to stock options exercised	241	729
Purchase of treasury stock	(50,612)	(12,502)
Cash used in financing activities	(47,407)	(6,517)
Net change in cash and cash equivalents	(5,385)	33,021
Cash and cash equivalents at beginning of period	81,619	73,715
Cash and cash equivalents at end of period	$76,234	$106,736

Supplemental disclosures:
Interest paid	$1,170	$2,771
Income taxes paid	$686	$752

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated (referred to herein as the “Company,” “we,” “us” and “our”) and its wholly owned subsidiaries prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The financial statements presented herein have not been audited by an independent registered public accounting firm, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the financial condition, results of operations and cash flows for the period.  However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year.  The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions for the reporting periods covered by the financial statements.  These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities.  Actual results could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”).  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2010 filed with the SEC on February 23, 2011.

Certain reclassifications have been made to prior year amounts to conform to current year presentation.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued guidance on revenue arrangements with multiple deliverables effective for us in fiscal 2011, although early adoption was permitted.  The guidance revises the criteria for measuring and allocating consideration to each component of a multiple element arrangement.  The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the company does not have either a history of selling the deliverable on a stand alone basis or third-party evidence of selling price.  For us, this guidance only impacts the pattern of revenue recognition for our marketing programs that include multiple elements.  This accounting change did not impact our financial statements in the first quarter of fiscal 2011.  As the timing and content of upcoming promotions is not determinable at this time, we are unable to estimate the impact of this guidance on our future financial statements.

2.  Inventories

Inventories consisted of (in thousands):

	March 29, 2011	December 28, 2010

Restaurant food and supplies	$12,062	$13,051
Bakery finished goods	9,315	4,709
Bakery raw materials and supplies	5,621	5,276
Total	$26,998	$23,036

3.  Long-Term Debt

In December 2010, we entered into a five-year credit agreement (“Facility”) that provides us with revolving loan commitments that total $200 million, including letter of credit subfacility commitments that total $35 million.  The Facility contains a commitment increase feature that could provide for an additional $50 million in available credit upon our request and the satisfaction of certain conditions.  We had no outstanding borrowings under the Facility at March 29, 2011 or December 28, 2010.

Borrowings under the Facility bear interest at a floating rate based on LIBOR, plus a spread ranging from 1.75% to 2.25%, depending on our ratio of debt plus eight times rent expense (“Adjusted Debt”) to trailing 12-month earnings before interest, taxes, depreciation, amortization, rent and noncash stock option expense (“EBITDAR”), as defined in the agreement.  In addition, we pay a commitment fee ranging from 0.3% to 0.4%, also depending on our ratio of Adjusted Debt to EBITDAR, calculated on the average unused portion of the Facility.

We are obligated to maintain certain financial covenants, which include a maximum Adjusted Debt to trailing 12-month EBITDAR ratio (“Adjusted Debt Ratio”) of 4.0, as well as a trailing 12-month minimum EBITDAR to interest and rental expense ratio (“EBITDAR Ratio”) of 1.9.  At March 29, 2011, our Adjusted Debt and EBITDAR Ratios were 2.7 and 2.6, respectively.  Therefore, we were in compliance with the financial covenants in effect under the Facility at that date.

Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  At March 29, 2011, we had net availability for borrowings of $184 million, based upon a zero outstanding debt balance and $16 million in standby letters of credit.  In addition, our Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined leverage ratio.

4.  Fair Value Measurement

We had no financial assets and liabilities that were accounted for at fair value as of March 29, 2011.

5. Commitments and Contingencies

The Internal Revenue Service (“IRS”) audited our tax returns for fiscal years 2003 through 2006 with respect to the deductibility, under the provisions of Internal Revenue Code Section 162(m), of certain compensation in excess of $1 million per year paid to three current executive officers and one former executive officer resulting from their respective exercises of stock options later determined to be misdated (the “162(m) Dispute”).  In May 2008, the IRS issued a Notice of Proposed Adjustment to us disallowing the deduction of approximately $5.1 million of compensation expense with respect to the exercise of stock options by such executive officers.  We believe that such stock option compensation qualifies as performance-based compensation that is not subject to the limitations on deductibility under Internal Revenue Code Section 162(m).  We received a Statutory Notice of Deficiency from the IRS for fiscal 2005 only and petitioned for redetermination of this notice with the United States Tax Court.  In May 2010, we conducted a settlement conference with the IRS Office of Appeals resulting in an agreement to resolve the 162(m) Dispute as to tax year 2005 only.  That agreement was approved by the United States Tax Court in August 2010 (Docket No. 23591-09).  This court order resolved the 162(m) Dispute as to tax year 2005, and, because the 162(m) Dispute as to tax year 2006 consisted solely of a reduction to tax credits carried over from tax year 2005 resulting from the IRS Notice of Deficiency, such court order also resolved the 162(m) Dispute as to tax year 2006.  In October 2010, we filed a complaint (The Cheesecake Factory v. United States of America, Case No. CV108157), in the United States District Court for the refund of income taxes with respect to tax years 2003 and 2004, including interest and penalties.  In March 2011, the Court ordered that Case No. CV108157 be dismissed, without prejudice, and extended the statute of limitations for filing our claim for refund with respect to the remaining 162(m) Dispute to December 31, 2011. While we believe that all stock option compensation in the as yet unresolved years of the 162(m) Dispute qualifies as performance-based compensation under Internal Revenue Code Section 162(m) and is not subject to the limitations on deductibility, we have reserved $1.4 million for estimated taxes, interest and penalties due through March 29, 2011.

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

On May 10, 2010, three current hourly restaurant employees in the State of California filed a class action lawsuit in the California Superior Court, Placer County, against us alleging violations of the California Labor Code by requiring employees to purchase uniforms and other work tools to perform their jobs, among other claims (Reed v. The Cheesecake Factory Restaurants, Inc. et al; Case No. S CV 27073).  In October 2010, we gave notice to the respective courts in Case No. S CV 27073 and Case No. BC360426 (see below) that such cases may be related.  On April 6, 2011, a Class Action Complaint in Intervention was filed by a former staff member from our Irvine, California restaurant seeking to join in Case No. S CV 27073.  These lawsuits seek unspecified amounts of penalties and other monetary payments on behalf of the respective plaintiffs and other purported class members. The plaintiffs also seek attorneys’ fees.  We intend to vigorously defend this action.  Based on the current status of this matter, we have not reserved for any potential future payments.

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

On January 9, 2007, two former hourly restaurant employees in the State of California filed a lawsuit in the Los Angeles County Superior Court against us alleging violations of California’s wage and hour laws with respect to alleged failure to pay proper wages, improper payroll deductions, and violations of the California meal and break period laws, among other claims (Guardado v. The Cheesecake Factory Restaurants, Inc. et al; Case No. BC360426).  This case was previously stayed by the parties through December 2008, pending the California Supreme Court’s decision to review Brinker Restaurant Corp. v. Superior Court of San Diego County (No. S166350, 2008).    On July 6, 2010, the Court denied the plaintiffs motion for class certification.  A notice of appeal was subsequently filed by the plaintiffs on August 3, 2010 and the parties are currently in settlement negotiations.   On July 28, 2010, a lawsuit was filed against us in the Santa Clara County Superior Court (Rusteen v. The Cheesecake Factory Restaurants, Inc. et al; Case No. 1-10-CV-178233) claiming similar and additional allegations to those asserted in Case No. BC360426 including, among other things, violations of California’s wage and hour laws with respect to alleged failure to pay the plaintiff overtime, reporting time pay and minimum wages, allow proper meal breaks or rest periods, and provide adequate pay statements.  In October 2010, we gave notice to the respective courts in Case No. 1-10-CV-178233 and Case No. BC360426 that such cases may be related.  The plaintiff in Case No. 1-10-CV-178233 seeks unspecified amounts of penalties and other monetary payments on behalf of himself and other purported class members.  The plaintiffs also seek attorneys’ fees.  We intend to vigorously defend against these actions.  Based on the current status of this matter, we have not reserved for any potential future payments.

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

6.  Stock-Based Compensation

The following table presents information related to stock-based compensation (in thousands):

	Thirteen Weeks Ended March 29, 2011	Thirteen Weeks Ended March 30, 2010

Stock-based compensation expense	$2,981	$3,643
Income tax benefit	1,140	1,382
Capitalized stock-based compensation (1)	72	53

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

Stock Options

The weighted average fair value at the grant date for options issued during the first quarter of fiscal 2011 and 2010 was $12.91 and $9.42 per option, respectively.  The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the first quarter of fiscal 2011 and 2010, respectively: (a) no dividend yield on our stock, (b) expected stock price volatility of 40.1% and 41.0%, (c) a risk-free interest rate of 2.1% and 2.5%, and (d) an expected option term of 6.0 and 5.8 years.

Stock option activity during the thirteen weeks ended March 29, 2011 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 28, 2010	9,159	$22.63	5.4	$79,835
Granted	540	$31.02
Exercised	(139)	$19.79
Cancelled	(93)	$22.51
Outstanding at March 29, 2011	9,467	$23.15	5.3	$65,614

Exercisable at March 29, 2011	4,509	$26.69	3.9	$17,858

The total intrinsic value of options exercised during the thirteen weeks ended March 29, 2011 and March 30, 2010 was $1.4 million and $2.1 million, respectively.  As of March 29, 2011, the total unrecognized stock-based compensation expense related to nonvested stock options was $22.4 million, which we expect to recognize over a weighted average period of approximately 2.7 years.

Restricted Shares

Restricted share activity during the thirteen weeks ended March 29, 2011 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)	(Per share)

Outstanding at December 28, 2010	537	$14.72
Granted	186	30.99
Vested	(6)	26.03
Forfeited	(2)	9.20
Outstanding at March 29, 2011	715	$18.87

Fair value of our restricted shares is based on our closing stock price on the date of grant.  The weighted average fair value at the grant date for restricted shares issued during the thirteen weeks ended March 29, 2011 and March 30, 2010 was $30.99 and $22.94, respectively.  The fair value of shares that vested during the thirteen weeks ended March 29, 2011 and March 30, 2010 was $0.2 million and $3.4 million, respectively.  As of March 29, 2011, total unrecognized stock-based compensation expense related to nonvested restricted shares was $9.7 million, which we expect to recognize over a weighted average period of approximately 3.4 years.

7.  Net Income Per Share

At March 29, 2011 and March 30, 2010, 0.7 million and 0.6 million shares, respectively, of restricted stock issued to employees were unvested, and therefore excluded from the calculation of basic earnings per share for the fiscal quarters ended on those dates. Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted shares, calculated using the treasury stock method.  Assumed proceeds from in-the-money options include windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by Financial Accounting Standards Codification 718, “Compensation — Stock Option Compensation.”

	Thirteen Weeks Ended March 29, 2011	Thirteen Weeks Ended March 30, 2010
	(In thousands, except per share data)

Net income	$20,456	$18,666

Basic weighted average shares outstanding	58,480	59,506
Dilutive effect of stock options and restricted shares	2,019	1,305

Diluted weighted average shares outstanding	60,499	60,811

Basic net income per share	$0.35	$0.31

Diluted net income per share	$0.34	$0.31

Shares of common stock equivalents of 2.5 million and 5.9 million for the thirteen weeks ended March 29, 2011 and March 30, 2010, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

8.  Comprehensive Income

Comprehensive income consisted of (in thousands):

	Thirteen Weeks Ended March 29, 2011	Thirteen Weeks Ended March 30, 2010

Net income	$20,456	$18,666
Unrealized gain on derivative financial instruments	—	104

Total	$20,456	$18,770

9.  Segment Information

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

Segment information is presented below (in thousands):

	Thirteen Weeks Ended March 29, 2011	Thirteen Weeks Ended March 30, 2010
Revenue:
Restaurants	$406,903	$393,672
Bakery	25,837	25,348
Intercompany bakery sales	(13,975)	(13,587)
Total	$418,765	$405,433

Income from operations:
Restaurants	$51,897	$49,340
Bakery	1,000	2,515
Corporate	(23,046)	(23,178)
Total	$29,851	$28,677

Depreciation and amortization:
Restaurants	$15,778	$16,031
Bakery	651	767
Corporate	1,024	1,357
Total	$17,453	$18,155

Capital expenditures:
Restaurants	$8,424	$6,274
Bakery	121	125
Corporate	1,960	513
Total	$10,505	$6,912

	March 29, 2011	December 28, 2010
Total assets:
Restaurants	$828,627	$882,208
Bakery	51,677	56,796
Corporate	124,492	98,303
Total	$1,004,796	$1,037,307

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

In connection with the “safe harbor” provisions of the Acts, we have identified and are disclosing important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf (see Part II, Item 1A of this report, “Risk Factors,” and Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2010).  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.  Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements.  Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made.  Except as may be required by law, we do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

General

This discussion and analysis should be read in conjunction with our interim unaudited consolidated financial statements and related notes included in this Form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2010.  The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

As of May 6, 2011, we operated 164 upscale, casual, full-service dining restaurants: 150 under The Cheesecake Factory® mark, 13 under the Grand Lux Cafe® mark and one under the RockSugar Pan Asian Kitchen® mark.  We also operated two bakery production facilities and licensed two limited menu bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.

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

Comparable restaurant sales growth, in addition to revenue from new restaurant openings and increases in third-party bakery sales, drive our overall revenue growth.  In the future, we expect revenue from international locations to also contribute to our revenue growth.

•                  Income from Operations Expressed as a Percentage of Revenues (“Operating Margins”).  Operating margins are subject to fluctuations in commodity costs, labor, restaurant-level occupancy expenses, general and administrative expenses, and preopening expenses.  Our objective is to gradually increase our operating margins by capturing fixed cost leverage from comparable restaurant sales increases; maximizing our purchasing power as our business grows; and operating our restaurants as productively as possible by retaining the efficiencies we gained through the implementation of cost management initiatives in fiscal 2009.  These initiatives, which improved our operational efficiency and reduced our restaurant-level expenses, included developing menu items with favorable food costs; managing our commodity needs more efficiently; leveraging technology, such as our Kitchen Management System; and aligning the staffing in our restaurants with current sales volumes.

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

	Thirteen Weeks Ended March 29, 2011	Thirteen Weeks Ended March 30, 2010

Revenues	100.0%	100.0%

Costs and expenses:
Cost of sales	25.0	24.3
Labor expenses	32.8	33.3
Other operating costs and expenses	24.7	24.5
General and administrative expenses	5.8	5.8
Depreciation and amortization expenses	4.2	4.5
Preopening costs	0.4	0.5
Total costs and expenses	92.9	92.9
Income from operations	7.1	7.1
Interest expense	(0.3)	(0.7)
Interest income	0.0	0.0
Other (expense)/income, net	0.0	0.0
Income before income taxes	6.8	6.4
Income tax provision	1.9	1.8
Net income	4.9%	4.6%

Thirteen Weeks Ended March 29, 2011 Compared to Thirteen Weeks Ended March 30, 2010

Revenues

Revenues increased 3.3% to $418.8 million for the thirteen weeks ended March 29, 2011 compared to $405.4 million for the thirteen weeks ended March 30, 2010.

Restaurant sales increased 3.4% to $406.9 million compared to $393.7 million in the prior year first quarter.  Comparable sales at The Cheesecake Factory and Grand Lux Cafe restaurants increased by 1.6%, or $6.2 million, from the first quarter of fiscal 2010.  The Cheesecake Factory and Grand Lux Cafe restaurants become eligible to enter our comparable sales calculations in their 19th month of operation.  At March 29, 2011, there were four The Cheesecake Factory restaurants not included in the comparable sales base.

Comparable sales at The Cheesecake Factory restaurants increased 2.1% from the prior year first quarter driven both by improved guest traffic and average check.  We implemented effective menu price increases of approximately 0.7% during both the first quarter of fiscal 2011 and third quarter of fiscal 2010.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, The Cheesecake Factory menu included a 1.3% increase in pricing for the thirteen weeks ended March 29, 2011.  This increase in menu pricing was partially offset by menu mix shifts due to check management by our guests.  However, we experienced menu mix improvement in both the fourth quarter of fiscal 2010 and the first quarter of fiscal 2011, particularly related to beverage purchases.

Comparable sales at our Grand Lux Cafe restaurants decreased 3.8% from the prior year first quarter, primarily driven by a decline in guest traffic.  We did not implement any menu price increases at Grand Lux Cafe in fiscal 2010 or during the first quarter of fiscal 2011.

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

Additionally, other factors outside of our control, such as general economic conditions, inclement weather, timing of holidays, and competitive and other factors, including those referenced in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 28, 2010, can impact comparable sales.

Total restaurant operating weeks increased 1.7% to 2,126 for the thirteen weeks ended March 29, 2011 due to the opening of four new restaurants during the trailing 15-month period.  In addition, average sales per restaurant operating week increased 1.3% to $190,800 compared to the first quarter of fiscal 2010.

Bakery sales to other foodservice operators, retailers and distributors increased 1.7% to $11.9 million for the thirteen weeks ended March 29, 2011 compared to $11.7 million for the comparable period of last year.  This increase resulted from higher sales to distributors, partially offset by a decline in warehouse club sales, both due primarily to the timing of large orders.

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

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses.  As a percentage of revenues, cost of sales increased to 25.0% in the first quarter of fiscal 2011 compared to 24.3% in the comparable period of last year.  This increase was due to cost pressures from certain commodities, primarily dairy, fish, seafood and some general grocery items.

Our restaurant menus are among the most diversified in the foodservice industry and, accordingly, are not overly dependent on a few select commodities.  Changes in costs for one commodity can often, but not always, be counterbalanced by cost changes in other commodity categories.  The principal commodity categories for our restaurants include produce, poultry, meat, fish and seafood, cheese, other dairy products, bread and general grocery items.

We attempt to negotiate short-term and long-term agreements for our principal commodity, supply and equipment requirements, depending on market conditions and expected demand.  However, we are currently unable to contract for long periods of time for certain of our commodities such as fish and most dairy items (except for cream cheese used in our bakery operations).  Consequently, these commodities can be subject to unforeseen supply and cost fluctuations.  Cream cheese is the most significant commodity used in our bakery products.  We have contracted for a substantial portion of our fiscal 2011 cream cheese requirements and plan to purchase cream cheese on the spot market as necessary to supplement our contracted amounts.

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

We have taken steps to qualify multiple suppliers and enter into agreements for some of the key commodities used in our restaurant and bakery operations.  However, there can be no assurance that future supplies and costs for these commodities will not fluctuate due to weather and other market conditions outside of our control.  For new restaurants, cost of sales will typically be higher during the first three to four months of operations until our management team becomes more accustomed to optimally predicting, managing and servicing the sales volumes at the new restaurant.

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, decreased to 32.8% in the first quarter of fiscal 2011 compared to 33.3% in the comparable period of last year.  This improvement resulted primarily from overall productivity gains, lower group medical insurance costs due to the comparative number of staff members enrolled in our group medical plans and lower stock-based compensation.  Stock-based compensation included in labor was $1.0 million in the first quarter of fiscal 2011 compared to $1.5 million in the first quarter of fiscal 2010.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead, selling and distribution expenses.  As a percentage of revenues, other operating costs and expenses increased to 24.7% for the thirteen weeks ended March 29, 2011 from 24.5% for the comparable period of last year.  This increase was primarily due to higher year-over-year expense related to our self-insured workers’ compensation and general liability plans.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, as well as the restaurant field supervision, bakery administrative, and corporate support organizations.  As a percentage of revenues, G&A expense for the both thirteen weeks ended March 29, 2011 and March 28, 2010 was 5.8%.  The amount of stock-based compensation included in G&A expenses declined to $2.0 million in the first quarter of fiscal 2011 from $2.1 million in the comparable period of fiscal 2010.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization decreased to 4.2% for the thirteen weeks ended March 29, 2011 compared to 4.5% for the same period of last year.  The decrease is primarily attributable to lower capital investments in the past few years.  As well as proportionately higher investment during those years in information systems, which have shorter useful lives than most restaurant capital expenditures.

Preopening Costs

Preopening costs were $1.8 million for the thirteen weeks ended March 29, 2011 compared to $2.1 million in the comparable period of the prior year.  We incurred preopening costs to open one and two The Cheesecake Factory restaurants in the first quarters of fiscal 2011 and 2010, respectively.

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

Interest Expense, Interest Income and Other (Expense)/Income, Net

Interest expense decreased to $1.4 million for the first quarter of fiscal 2011 compared to $3.0 million for the comparable period last year, due to no outstanding borrowings under our Facility during the first quarter of fiscal 2011 as compared to a $100 million debt balance in the same prior year period.  Interest expense also included $0.9 million for both the first quarter of fiscal 2011 and fiscal 2010, associated with landlord construction allowances deemed to be financing in accordance with accounting guidance.

Interest income was less than $0.1 million and $0.2 million in the first quarter of fiscal 2011 and fiscal 2010, respectively.

We recorded net other expense of $0.1 million for the thirteen weeks ended March 29, 2011 compared to net other income of $0.3 million for the comparable prior year period.  This variance primarily relates to losses on disposals of fixed assets recorded in the first quarter of fiscal 2011 and reductions of other miscellaneous income items compared to the first quarter of fiscal 2010.

Income Tax Provision

Our effective income tax rate was 28.1% for the first quarter of fiscal 2011 compared to 28.7% for the comparable prior year period.  This decrease was primarily attributable to a higher manufacturing deduction and the projected Hiring Incentives to Restore Employment (HIRE) Act retention credit for fiscal 2011.

Fiscal 2011 Outlook

We estimate diluted earnings per share for fiscal 2011 will be between $1.58 and $1.70 based on the assumption that comparable restaurant sales will increase in a range between 1.5% and 3.0%, reflecting both guest traffic and average check growth.  Our estimate for diluted earnings per share includes the anticipated impact of approximately $0.11 from higher cost of sales relative to our initial projection, which we provided in October 2010.  We plan to absorb this cost of sales pressure by actively managing our cost structure, including ongoing improvements in labor productivity and close monitoring of our G&A expenses.  We will also implement a higher level of menu price increases for our upcoming summer menu changes if cost of sales pressures do not mitigate.

In fiscal 2011, we plan to open as many as six to nine restaurants, one of which opened during the first quarter of fiscal 2011.  We expect cash capital expenditures in fiscal 2011 to range between $70 million and $90 million.  We also target repurchasing at least $100 million of our common stock, depending on Company performance and market conditions, $50.6 million of which was acquired during the first quarter of fiscal 2011.

For the second quarter of fiscal 2011, we estimate diluted earnings per share will be between $0.39 and $0.41 based on the assumption that comparable restaurant sales will increase in a range between 1.5% and 3.0%.  We expect year-over-year cost of sales pressures to be significantly heavier in the first half of the year and then to moderate on a comparative basis by the fourth quarter, as we experienced very high dairy costs in the fourth quarter of fiscal 2010.  Our estimate for diluted earnings per share for the second quarter of fiscal 2011 reflects approximately $0.05 in year-over-year pressure from cost of sales.

We expect our tax rate to be between 28% and 29% for both the second quarter of fiscal 2011 and the full year.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31st for financial reporting purposes.  Fiscal 2011 will be a 53-week year, with an additional week in our fourth quarter.  The impact from the extra week is incorporated into our estimates.  Fiscal year 2010 consisted of 52 weeks.

Liquidity and Capital Resources

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Thirteen Weeks Ended March 29, 2011	Thirteen Weeks Ended March 30, 2010

Cash provided by operating activities	$52.5	$46.5
Capital expenditures	$(10.5)	$(6.9)
Proceeds from exercise of employee stock options	$2.7	$5.6
Purchase of treasury stock	$(50.6)	$(12.5)

During the thirteen weeks ended March 29, 2011, our cash on hand decreased by $5.4 million to $76.2 million.  This decrease was primarily attributable to treasury stock purchases and capital expenditures, partially offset by cash provided by operating activities and proceeds from the exercise of employee stock options.

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

At March 29, 2011, we had no borrowings outstanding under our $200 million revolving credit facility (“Facility”).  Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of March 29, 2011, we had net availability for borrowings of $184 million, based on $16 million in standby letters of credit.  See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.

We have an outstanding authorization from our Board of Directors to repurchase up to 31.0 million shares of our common stock.  Under this authorization, we have cumulatively repurchased a total of 27.0 million shares at a total cost of $608.9 million through March 29, 2011.  The authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.

In February 2010, our Board of Directors approved the adoption of a trading plan under Rule 10b5-1 (“10b5-1Plan”) under the Securities Exchange Act of 1934, as amended (“Act”), which was effective from March 2010 through December 2010.  In February 2011, our Board of Directors approved a new 10b5-1 Plan, which will be effective from March 16, 2011 through February 29, 2012.  In addition, the Board of Directors approved the terms of a share repurchase plan (“10b-18 Plan”) under which we are authorized to repurchase shares of our common stock in open market transactions in accordance with Rule 10b-18 of the Act, such plan to be effective from February 24, 2011 through May 13, 2011.   This 10b-18 Plan was terminated on April 19, 2011, in accordance with its terms upon the repurchase of all of the shares contemplated to be repurchased under the plan.  We repurchased 1.7 million of our common shares at a total cost of $50.6 million during the first quarter of fiscal 2011.  We target repurchasing at least $100 million of our common stock during fiscal 2011, depending on Company performance and market conditions.

The timing and number of shares repurchased pursuant to the share repurchase authorization are subject to a number of factors, including current market conditions, legal constraints, available cash or other sources of funding and financial covenants under our credit facility that limit share repurchases based on a defined leverage ratio.  (See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us.  We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, a review of our capital structure and cost of capital, and our share price.

Based on our current expansion objectives, we believe that during the upcoming twelve months our cash and cash equivalents, combined with expected cash flows provided by operations, available borrowings under our credit facility and expected landlord construction contributions should be sufficient in the aggregate to finance our capital allocation strategy, including capital expenditures, share repurchases and the potential for the initiation of a dividend.

As of March 29, 2011, we are not a party to any off balance sheet arrangements.

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

We are exposed to market risk from interest rate changes on our funded debt.  This exposure relates to the component of the interest rate on our $200 million revolving credit facility (“Facility”) that is indexed to three-month LIBOR.  As of March 29, 2011, we had no debt outstanding under the Facility.  Therefore, we had no exposure to interest rate fluctuations on our funded debt at that date.  See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.

We are also subject to market risk related to our investments in variable life insurance contracts used to support our Executive Savings Plan, a non-qualified deferred compensation plan, to the extent these investments are not equivalent to the related liability.  In addition, because changes in these investments are not taxable, the full impact of gains or losses affects net income.  Based on balances at March 29, 2011 and December 28, 2010, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not impact income before income taxes.  However, net income would decline by $0.9 million and $0.7 million, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 29, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 29, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A.  Risk Factors

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2010 (the “Annual Report”), and there have been no material changes thereto since the filing of our Annual Report.  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information regarding our purchase during the thirteen weeks ended March 29, 2011 of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 29, 2010 — February 1, 2011	—	$—	—	5,792,146
February 2 — March 1, 2011	195,200	28.14	195,200	5,596,946
March 2 — March 29, 2011	1,553,920	29.04	1,553,920	4,043,026
Total	1,749,120		1,749,120

We have an outstanding authorization from our Board of Directors to repurchase up to 31.0 million shares of our common stock.  Under this authorization, we have cumulatively repurchased a total of 27.0 million shares at a total cost of $608.9 million through March 29, 2011; we repurchased 1.7 million of these shares at a total cost of $50.6 million during the first quarter of fiscal 2011.  The authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  See “Liquidity and Capital Resources” in Part I, Item 2 of this report for further discussion of our share repurchases.

Our Facility limits our cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a liquidity threshold.  See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.

Item 6.  Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1	Form of Reorganization Agreement	Amend. No. 1 to Form S-1	33-479336	2.1	8/17/92
3.1	Restated Certificate of Incorporation including Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock	10-K	999-20574	3.1	2/23/11
3.2	Amended and Restated Bylaws as of May 20, 2009	8-K	000-20574	3.8	5/27/09
3.3	Form of Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	8-A	000-20574	1	8/18/98
3.4	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	Amend. No. 1 to Form 8-A	000-20574	2	11/13/03
3.5	Amendment No. 2 to Rights Agreement dated as of August 1, 2008 between The Cheesecake Factory Incorporated and Computershare Trust Company	Amend. No 2 to Form 8-A	000-25074	3	8/1/08
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer	—	—	—	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	—	—	—	Filed herewith
Exhibit 101	XBRL (Extensible Business Reporting Language) The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2011, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of stockholders’ equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.	—	—	—	Filed herewith

* Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2011	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ W. DOUGLAS BENN
W. Douglas Benn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)