Form 10-Q
period 2011-06-28
CHEESECAKE FACTORY INC
filed 2011-08-05
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2011

or

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

As of July 29, 2011, 56,728,881 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

PART I.         FINANCIAL INFORMATION

Item 1.           Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 28, 2011	December 28, 2010

ASSETS
Current assets:
Cash and cash equivalents	$58,933	$81,619
Accounts receivable	5,801	16,184
Income tax receivable	1,748	3,840
Other receivables	19,973	27,296
Inventories	32,248	23,036
Prepaid expenses	25,224	28,345
Deferred income taxes	12,371	14,642
Total current assets	156,298	194,962
Property and equipment, net	750,634	755,468
Other assets:
Trademarks	4,650	4,498
Prepaid rent	50,074	50,391
Other	34,066	31,988
Total other assets	88,790	86,877
Total assets	$995,722	$1,037,307
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,702	$32,651
Other accrued expenses	152,989	170,054
Total current liabilities	191,691	202,705
Deferred income taxes	96,873	95,828
Deferred rent	68,215	67,258
Deemed landlord financing liability	52,645	51,954
Other noncurrent liabilities	29,636	27,225
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 85,453,475 and 84,912,101 issued at June 28, 2011 and December 28, 2010, respectively	855	849
Additional paid-in capital	442,672	428,527
Retained earnings	766,461	721,257
Treasury stock, 28,435,567 and 25,204,104 shares at cost at June 28, 2011 and December 28, 2010, respectively	(653,326)	(558,296)
Total stockholders’ equity	556,662	592,337
Total liabilities and stockholders’ equity	$995,722	$1,037,307

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended June 28, 2011	Thirteen Weeks Ended June 29, 2010	Twenty-Six Weeks Ended June 28, 2011	Twenty-Six Weeks Ended June 29, 2010

Revenues	$430,746	$418,909	$849,511	$824,342

Costs and expenses:
Cost of sales	109,924	102,752	214,588	201,355
Labor expenses	139,469	136,038	276,967	271,207
Other operating costs and expenses	103,392	100,391	206,666	199,702
General and administrative expenses	24,208	23,766	48,473	47,190
Depreciation and amortization expenses	17,483	18,026	34,936	36,181
Preopening costs	1,108	641	2,868	2,735
Total costs and expenses	395,584	381,614	784,498	758,370
Income from operations	35,162	37,295	65,013	65,972
Interest expense	(1,128)	(10,547)	(2,485)	(13,556)
Interest income	40	17	79	168
Other (expense)/income, net	(6)	191	(90)	537
Income before income taxes	34,068	26,956	62,517	53,121
Income tax provision	9,320	7,727	17,313	15,226
Net income	$24,748	$19,229	$45,204	$37,895

Net income per share:
Basic	$0.44	$0.32	$0.79	$0.64
Diluted	$0.42	$0.32	$0.76	$0.62

Weighted average shares outstanding:
Basic	56,554	59,238	57,517	59,261
Diluted	58,595	60,863	59,543	60,706

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance, December 28, 2010	84,912	$849	$428,527	$721,257	$(558,296)	$592,337
Net income	—	—	—	45,204	—	45,204
Issuance of common stock from stock options exercised	365	4	7,471	—	—	7,475
Tax impact of stock options exercised, net of cancellations	—	—	600	—	—	600
Stock-based compensation	—	—	6,074	—	—	6,074
Issuance of restricted stock, net of forfeitures	176	2	—	—	—	2
Purchase of treasury stock	—	—	—	—	(95,030)	(95,030)
Balance, June 28, 2011	85,453	$855	$442,672	$766,461	$(653,326)	$556,662

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended June 28, 2011	Twenty-Six Weeks Ended June 29, 2010

Cash flows from operating activities:
Net income	$45,204	$37,895
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	34,936	36,181
Realized loss on derivative financial instruments	—	7,376
Deferred income taxes	3,316	351
Stock-based compensation	5,946	6,582
Tax impact of stock options exercised, net of cancellations	600	(53)
Excess tax benefit related to stock options exercised	(497)	(1,772)
Other	412	(656)
Changes in assets and liabilities:
Accounts receivable	10,383	5,083
Other receivables	7,323	12,467
Inventories	(9,212)	(4,586)
Prepaid expenses	3,121	2,014
Other assets	(2,122)	940
Accounts payable	6,051	(2,298)
Income taxes payable	2,091	(8,950)
Termination of derivative financial instruments	—	(7,376)
Other accrued expenses	(13,796)	(7,051)
Cash provided by operating activities	93,756	76,147
Cash flows from investing activities:
Additions to property and equipment	(30,176)	(17,865)
Cash used in investing activities	(30,176)	(17,865)
Cash flows from financing activities:
Deemed landlord financing proceeds	1,612	1,635
Deemed landlord financing payments	(820)	(752)
Proceeds from exercise of employee stock options	7,475	11,587
Excess tax benefit related to stock options exercised	497	1,772
Repayment of credit facility	—	(30,000)
Purchase of treasury stock	(95,030)	(29,946)
Cash used in financing activities	(86,266)	(45,704)
Net change in cash and cash equivalents	(22,686)	12,578
Cash and cash equivalents at beginning of period	81,619	73,715
Cash and cash equivalents at end of period	$58,933	$86,293

Supplemental disclosures:
Interest paid	$2,065	$14,281
Income taxes paid	$11,248	$18,318

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

Impairment of Long-Lived Assets

We assess potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable.  Factors considered include, but are not limited to, significant underperformance relative to historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends.  We regularly review restaurants that are cash flow negative for the previous four quarters to determine if impairment testing is warranted.  We are currently monitoring a small number of locations, and impairment charges could be triggered in the future if individual restaurant performance does not improve.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income, which eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  Companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements.  There are no changes to the accounting for items within comprehensive income.  This standard impacts presentation only and is effective for fiscal years beginning after December 15, 2011.

In October 2009, the FASB issued guidance on revenue arrangements with multiple deliverables effective for us in fiscal 2011, although early adoption was permitted.  The guidance revises the criteria for measuring and allocating consideration to each component of a multiple element arrangement.  The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the company does not have either a history of selling the deliverable on a stand alone basis or third-party evidence of selling price.  For us, this guidance only impacts the pattern of revenue recognition for our marketing programs that include multiple elements.  This accounting change did not impact our financial statements in the second quarter of fiscal 2011.  As the timing and content of upcoming promotions is not determinable at this time, we are unable to estimate the impact of this guidance on our future financial statements.

2.  Inventories

Inventories consisted of (in thousands):

	June 28, 2011	December 28, 2010

Restaurant food and supplies	$11,775	$13,051
Bakery finished goods and work in progress	15,939	4,923
Bakery raw materials and supplies	4,534	5,062
Total	$32,248	$23,036

3.  Long-Term Debt

In December 2010, we entered into a five-year credit agreement (“Facility”) that provides us with revolving loan commitments that total $200 million, including letter of credit subfacility commitments that total $35 million.  The Facility contains a commitment increase feature that could provide for an additional $50 million in available credit upon our request and the satisfaction of certain conditions.  We had no outstanding borrowings under the Facility at June 28, 2011 or December 28, 2010.

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

We are obligated to maintain certain financial covenants, which include a maximum Adjusted Debt to trailing 12-month EBITDAR ratio (“Adjusted Debt Ratio”) of 4.0, as well as a trailing 12-month minimum EBITDAR to interest and rental expense ratio (“EBITDAR Ratio”) of 1.9.  At June 28, 2011, our Adjusted Debt and EBITDAR Ratios were both 2.8.  Therefore we were in compliance with the financial covenants in effect under the Facility at that date.

Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  At June 28, 2011, we had net availability for borrowings of $181 million, based upon a zero outstanding debt balance and $19 million in standby letters of credit. In addition, our Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined leverage ratio.

4. Commitments and Contingencies

The Internal Revenue Service (“IRS”) audited our tax returns for fiscal years 2003 through 2006 with respect to the deductibility, under the provisions of Internal Revenue Code Section 162(m), of certain compensation in excess of $1 million per year paid to three current executive officers and one former executive officer resulting from their respective exercises of stock options later determined to be misdated (the “162(m) Dispute”).  In May 2008, the IRS issued a Notice of Proposed Adjustment to us disallowing the deduction of approximately $5.1 million of compensation expense with respect to the exercise of stock options by such executive officers.  We believe that such stock option compensation qualifies as performance-based compensation that is not subject to the limitations on deductibility under Internal Revenue Code Section 162(m).  We received a Statutory Notice of Deficiency from the IRS for fiscal 2005 only and petitioned for redetermination of this notice with the United States Tax Court.  In May 2010, we conducted a settlement conference with the IRS Office of Appeals resulting in an agreement to resolve the 162(m) Dispute as to tax year 2005 only.  That agreement was approved by the United States Tax Court in August 2010 (Docket No. 23591-09).  This court order resolved the 162(m) Dispute as to tax year 2005, and, because the 162(m) Dispute as to tax year 2006 consisted solely of a reduction to tax credits carried over from tax year 2005 resulting from the IRS Notice of Deficiency, such court order also resolved the 162(m) Dispute as to tax year 2006.  In October 2010, we filed a complaint (The Cheesecake Factory v. United States of America, Case No. CV108157), in  the United States District Court for the refund of income taxes with respect to tax years 2003 and 2004, including interest and penalties.  In March 2011, the Court ordered that Case No. CV108157 be dismissed, without prejudice and extended the statute of limitations for filing our claim for refund with respect to the remaining 162(m) Dispute to December 31, 2011. While we believe that all stock option compensation in the as yet unresolved years of the 162(m) Dispute qualifies as performance-based compensation under Internal Revenue Code Section 162(m) and is not subject to the limitations on deductibility, we have reserved $1.4 million for estimated taxes, interest and penalties due through June 28, 2011.

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

On July 2, 2008, the Equal Employment Opportunity Commission (EEOC) for the Cleveland Field Office issued determination letters in Charges 532-2006-01040, -01030, -01042 in favor of three former employees alleging that we engaged in a pattern and practice of sex discrimination, and in the case of one claimant, racial discrimination, in violation of Title VII of the Civil Rights Act of 1964 (Title VII).  The determination alleges that our actions resulted in females as a class being denied entry and progression into upper ranks of management at our restaurants.  We deny these allegations.  The EEOC sought payment of alleged actual damages incurred by the claimants as well as compensatory and/or punitive monetary costs and remedial actions.  The parties failed to reach a conciliated settlement in 2008.  On July 30, 2008, the EEOC Cleveland District Office also filed a Commissioner’s Charge 532-2008-01856 alleging we violated Title VII for failing or refusing to select females for management positions in our restaurants because of their sex.  This Charge arose out of the facts alleged in EEOC Charges 532-2006-01040, -01030, -01042.  On February 3, 2011, the EEOC completed its investigation and administratively closed Charge No. 532-2008-01856 without further action.  On July 12, 2011, the EEOC issued a Notice of Right to Sue letter on Charges 532-2006-0140, -01030 and -01042, after failing to reach a resolution during conciliation.  Based upon the current status of Charges 532-2006-0140, -01030 and -01042, we have not reserved for any potential future payments.

On January 9, 2007, two former hourly restaurant employees in the State of California filed a lawsuit in the Los Angeles County Superior Court against us alleging violations of California’s wage and hour laws with respect to alleged failure to pay proper wages, improper payroll deductions, and violations of the California meal and break period laws, among other claims (Guardado v. The Cheesecake Factory Restaurants, Inc. et al; Case No. BC360426).  This case was previously stayed by the parties through December 2008, pending the California Supreme Court’s decision to review Brinker Restaurant Corp. v. Superior Court of San Diego County (No. S166350, 2008).  On July 6, 2010, the Court denied the plaintiffs motion for class certification.  A notice of appeal was subsequently filed by the plaintiffs on August 3, 2010.  On June 20, 2011, the parties reached a negotiated settlement agreement in Case No. BC360426.  The settlement in Case No. BC360426 is subject to preliminary and final approval by the Court.   Based on the current status of Case No. BC360426, we have reserved an immaterial amount for potential future payments.

On May 10, 2010, three hourly restaurant employees in the State of California filed a class action lawsuit in the California Superior Court, Placer County, against us alleging violations of the California Labor Code by requiring employees to purchase uniforms and other work tools to perform their jobs, among other claims (Reed v. The Cheesecake Factory Restaurants, Inc. et al; Case No. S CV 27073).  In October 2010, we gave notice to the respective courts in Case No. S CV 27073 and Case No. BC360426 (see below) that such cases may be related.  On July 28, 2010, a lawsuit was filed against us in the Santa Clara County Superior Court (Rusteen v. The Cheesecake Factory Restaurants, Inc. et al; Case No. 1-10-CV-178233) claiming similar and additional allegations to those asserted in Case No. BC360426 including, among other things, violations of California’s wage and hour laws with respect to alleged failure to pay the plaintiff overtime, reporting time pay and minimum wages, allow proper meal breaks or rest periods, and provide adequate pay statements.  In October 2010, we gave notice to the respective courts in Case No. 1-10-CV-178233 and Case No. BC360426 that such cases may be related.  The plaintiff in Case No. 1-10-CV-178233 seeks unspecified amounts of penalties and other monetary payments on behalf of himself and other purported class members.  On April 6, 2011, a Class Action Complaint in Intervention was filed by a former staff member from our Irvine, California restaurant seeking to join Case No. S CV 27073.  The plaintiffs also seek attorneys’ fees.  We intend to vigorously defend against these actions.  Based on the current status of this matter, we have not reserved for potential future payments.

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

5.  Stock-Based Compensation

The following table presents information related to stock-based compensation (in thousands):

	Thirteen Weeks Ended June 28, 2011	Thirteen Weeks Ended June 29, 2010	Twenty-Six Weeks Ended June 28, 2011	Twenty-Six Weeks Ended June 29, 2010

Stock-based compensation expense	$2,965	$2,939	$5,946	$6,582

Income tax benefit	1,134	1,115	2,274	2,497

Capitalized stock-based compensation (1)	57	78	130	132

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

In April 2011, our Board of Directors approved an amendment to our 2010 Stock Incentive Plan to increase the number of shares of common stock authorized for issuance under the plan to 4,800,000 shares from 3,800,000 shares.  This amendment was approved by our shareholders at our Annual Meeting held on June 1, 2011.

Stock Options

The weighted average fair value at the grant date for options issued during the second quarter of fiscal 2011 and 2010 was $12.11 and $11.14 per option, respectively.  The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the second quarter of fiscal 2011 and 2010, respectively: (a) no dividend yield on our stock, (b) expected stock price volatility of 39.0% and 40.0%, (c) a risk-free interest rate of 2.0% and 2.5%, and (d) an expected option term of 6.0 and 5.8 years.

Stock option activity during the twenty-six weeks ended June 28, 2011 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 28, 2010	9,159	$22.63	5.4	$79,835
Granted	660	$30.81
Exercised	(365)	$20.44
Cancelled	(211)	$19.73
Outstanding at June 28, 2011	9,243	$23.35	5.1	$80,979

Exercisable at June 28, 2011	4,527	$27.01	3.8	$24,592

The total intrinsic value of options exercised during the thirteen and twenty-six weeks ended June 28, 2011 was $2.3 million and $3.7 million, respectively.  The total intrinsic value of options exercised during the thirteen and twenty-six weeks ended June 29, 2010 was $1.8 million and $3.9 million, respectively.  As of June 28, 2011, the total unrecognized stock-based compensation expense related to nonvested stock options was $18.6 million, which we expect to recognize over a weighted average period of approximately 2.6 years.

Restricted Shares

Restricted share activity during the twenty-six weeks ended June 28, 2011 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)	(Per share)

Outstanding at December 28, 2010	537	$14.72
Granted	192	30.96
Vested	(36)	26.03
Forfeited	(16)	13.58
Outstanding at June 28, 2011	677	$18.73

Fair value of our restricted shares is based on our closing stock price on the date of grant.  The weighted average fair value at the grant date for restricted shares issued during the second quarter of fiscal 2011 and 2010 was $29.86 and $22.94, respectively.  The fair value of shares that vested during the thirteen weeks and twenty-six weeks ended June 28, 2011 was $0.8 million and $0.9 million, respectively.  The fair value of shares that vested during the thirteen weeks and twenty-six weeks ended June 29, 2010 was $0.3 million and $3.7 million, respectively.  As of June 28, 2011, total unrecognized stock-based compensation expense related to nonvested restricted shares was $7.9 million, which we expect to recognize over a weighted average period of approximately 3.3 years.

6.  Net Income Per Share

At June 28, 2011 and June 29, 2010, 0.7 million and 0.6 million shares, respectively, of restricted stock issued to employees were unvested, and therefore excluded from the calculation of basic earnings per share for the fiscal quarters ended on those dates.  Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted shares, calculated using the treasury stock method.  Assumed proceeds from in-the-money options include windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by Financial Accounting Standards Codification 718, “Compensation — Stock Option Compensation.”

	Thirteen Weeks Ended June 28, 2011	Thirteen Weeks Ended June 29, 2010	Twenty-Six Weeks Ended June 28, 2011	Twenty-Six Weeks Ended June 29, 2010
	(In thousands, except per share data)
Net income	$24,748	$19,229	$45,204	$37,895

Basic weighted average shares outstanding	56,554	59,238	57,517	59,261
Dilutive effect of stock options and restricted shares	2,041	1,625	2,026	1,445

Diluted weighted average shares outstanding	58,595	60,863	59,543	60,706

Basic net income per share	$0.44	$0.32	$0.79	$0.64

Diluted net income per share	$0.42	$0.32	$0.76	$0.62

Shares of common stock equivalents of 2.4 million and 2.6 million for the thirteen and twenty-six weeks ended June 28, 2011 and 3.8 million and 5.2 million for the thirteen and twenty-six weeks ended June 29, 2010, respectively, were not included in the diluted calculation due to their anti-dilutive effect.

7.  Comprehensive Income

Comprehensive income consisted of (in thousands):

	Thirteen Weeks Ended June 28, 2011	Thirteen Weeks Ended June 29, 2010	Twenty-Six Weeks Ended June 28, 2011	Twenty-Six Weeks Ended June 29, 2010

Net income	$24,748	$19,229	$45,204	$37,895
Unrealized (gain)/loss on derivative financial instruments	—	(63)	—	41
Loss reclassified into income due to cancellation of financial instrument	—	4,578	—	4,578

Total	$24,748	$23,744	$45,204	$42,514

8.  Segment Information

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

Segment information is presented below (in thousands):

	Thirteen Weeks Ended June 28, 2011	Thirteen Weeks Ended June 29, 2010	Twenty-Six Weeks Ended June 28, 2011	Twenty-Six Weeks Ended June 29, 2010
Revenue:
Restaurants	$416,549	$404,797	$823,452	$798,469
Bakery	28,110	27,182	53,947	52,530
Intercompany bakery sales	(13,913)	(13,070)	(27,888)	(26,657)
Total	$430,746	$418,909	$849,511	$824,342

Income from operations:
Restaurants	$56,621	$58,387	$108,518	$107,727
Bakery	1,885	2,219	2,885	4,734
Corporate	(23,344)	(23,311)	(46,390)	(46,489)
Total	$35,162	$37,295	$65,013	$65,972

Depreciation and amortization:
Restaurants	$15,819	$15,971	$31,597	$32,002
Bakery	640	772	1,291	1,539
Corporate	1,024	1,283	2,048	2,640
Total	$17,483	$18,026	$34,936	$36,181

Capital expenditures:
Restaurants	$18,523	$10,113	$26,947	$16,387
Bakery	512	230	633	355
Corporate	636	610	2,596	1,123
Total	$19,671	$10,953	$30,176	$17,865

	June 28, 2011	December 28, 2010
Total assets:
Restaurants	$817,814	$882,208
Bakery	56,414	56,796
Corporate	121,494	98,303
Total	$995,722	$1,037,307

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

As of August 5, 2011, we operated 165 upscale, casual, full-service dining restaurants: 151 under The Cheesecake Factory® mark, 13 under the Grand Lux Cafe® mark and one under the RockSugar Pan Asian Kitchen® mark.  We also operated two bakery production facilities and licensed two limited menu bakery cafes under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.

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

In January 2011, we announced our initial expansion plans outside of the United States. We entered into an exclusive licensing agreement with a Kuwait-based company to build and operate The Cheesecake Factory restaurants in the Middle East. The agreement provides for the development of 22 restaurants over five years in the United Arab Emirates, Kuwait, Bahrain, Qatar and the Kingdom of Saudi Arabia, with the opportunity to expand the agreement to include other markets in the Middle East and North Africa, Central and Eastern Europe, Russia and Turkey. This licensing agreement includes an initial development fee, site and design fees and ongoing royalties on our licensee’s restaurant sales. The transaction also includes an agreement to supply bakery products branded under The Cheesecake Factory trademark to such restaurants.  We do not expect this agreement to have a meaningful impact on our financial results in the near-term.

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

In evaluating and assessing the performance of our business, we believe the following are key performance indicators that should be taken into consideration:

•                   Comparable Restaurant Sales and Overall Revenue Growth.  Changes in comparable restaurant sales come from variations in guest traffic, as well as changes in check average (as a result of menu price increases and/or changes in menu mix).  Our strategy is to grow guest traffic by continuing to offer innovative, high quality menu items that offer guests a wide range of options in terms of flavor, price and value.  In addition, we plan to continue focusing on service and hospitality with the goal of delivering an exceptional guest experience.  Our philosophy with regard to menu pricing is to use price increases to help offset key operating costs in a manner that balances protecting both our margins and guest traffic levels.  Prior to the economic downturn, menu mix generally had a neutral effect on our average check, allowing us to retain the full impact of our menu price increases.  As the economy strengthens, we are trending back toward this pattern as guests focus less on check management.

Comparable restaurant sales growth, in addition to revenue from new restaurant openings and increases in third-party bakery sales, drive our overall revenue growth.  In the future, we expect revenue from international locations to also contribute to our revenue growth.

•                  Income from Operations Expressed as a Percentage of Revenues (“Operating Margins”).  Operating margins are subject to fluctuations in commodity costs, labor, restaurant-level occupancy expenses, general and administrative expenses, and preopening expenses.  Our objective is to gradually increase our operating margins by capturing fixed cost leverage from comparable restaurant sales increases; maximizing our purchasing power as our business grows; and operating our restaurants as productively as possible by retaining the efficiencies we gained through the implementation of cost management initiatives.

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

Results of Operations

The following table sets forth, for the periods indicated, our consolidated statements of operations expressed as percentages of revenues.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

	Thirteen Weeks Ended June 28, 2011	Thirteen Weeks Ended June 29, 2010	Twenty-Six Weeks Ended June 28, 2011	Twenty-Six Weeks Ended June 29, 2010

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	25.5	24.5	25.3	24.5
Labor expenses	32.4	32.5	32.6	32.9
Other operating costs and expenses	24.0	24.0	24.3	24.2
General and administrative expenses	5.6	5.7	5.7	5.7
Depreciation and amortization expenses	4.1	4.3	4.1	4.4
Preopening costs	0.2	0.1	0.3	0.3
Total costs and expenses	91.8	91.1	92.3	92.0
Income from operations	8.2	8.9	7.7	8.0
Interest expense	(0.3)	(2.5)	(0.3)	(1.7)
Interest income	—	—	—	—
Other income, net	—	—	—	0.1
Income before income taxes	7.9	6.4	7.4	6.4
Income tax provision	2.2	1.8	2.1	1.8
Net income	5.7%	4.6%	5.3%	4.6%

Thirteen Weeks Ended June 28, 2011 Compared to Thirteen Weeks Ended June 29, 2010

Revenues

Revenues increased 2.8% to $430.7 million for the thirteen weeks ended June 28, 2011 compared to $418.9 million for the thirteen weeks ended June 29, 2010.

Restaurant sales increased 2.9% to $416.5 million compared to $404.8 million in the prior year second quarter. Comparable sales at The Cheesecake Factory and Grand Lux Cafe restaurants increased by 2.1%, or $8.3 million, from the second quarter of fiscal 2010.  The Cheesecake Factory and Grand Lux Cafe restaurants become eligible to enter our comparable sales calculations in their 19th month of operation. At June 28, 2011, there were four The Cheesecake Factory restaurants not included in the comparable sales base.

Comparable sales at The Cheesecake Factory restaurants increased 2.3% from the prior year second quarter driven both by improved guest traffic and average check.  We implemented effective menu price increases of approximately 0.7% during both the first quarter of fiscal 2011 and third quarter of fiscal 2010.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, The Cheesecake Factory menu included a 1.4% increase in pricing for the thirteen weeks ended June 28, 2011.  This increase in menu pricing was partially offset by a slight menu mix shift due to check management by our guests. However, menu mix improved in each of the first two quarters of fiscal 2011, particularly related to beverage purchases.

Comparable sales at our Grand Lux Cafe restaurants were flat from the prior year second quarter due to a decline in guest traffic offset by an increase in average check. We implemented an effective menu price increase of approximately 1.4% during the second quarter of fiscal 2011.  We did not implement any menu price increases at Grand Lux Cafe in fiscal 2010.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, the Grand Lux Cafe menu included a 0.9% increase in pricing for the thirteen weeks ended June 28, 2011.

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

Additionally, other factors outside of our control, such as general economic conditions, inclement weather, timing of holidays, and competitive and other factors, including those referenced in Part I, Item lA, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 28, 2010, can impact comparable sales.

Total restaurant operating weeks increased 1.2% to 2,132 for the thirteen weeks ended June 28, 2011 due to the opening of two new restaurants during the trailing 15-month period.  In addition, average sales per restaurant operating week increased 1.7% to $195,400 compared to the second quarter of fiscal 2010.

Bakery sales to other foodservice operators, retailers and distributors increased 0.7% to $14.2 million for the thirteen weeks ended June 28, 2011 compared to $14.1 million for the comparable period of last year. This increase resulted from higher sales to distributors and retail, partially offset by a decline in warehouse club sales.

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

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses. As a percentage of revenues, cost of sales increased to 25.5% in the second quarter of fiscal 2011 compared to 24.5% in the comparable period of last year.  This increase was due to continuing cost pressures from certain commodities, primarily dairy, fish, shrimp and some general grocery items.

Our restaurant menus are among the most diversified in the foodservice industry and, accordingly, are not overly dependent on a few select commodities.  Changes in costs for one commodity can sometimes be counterbalanced by cost changes in other commodity categories.  The principal commodity categories for our restaurants include produce, poultry, meat, fish and seafood, cheese, other dairy products, bread and general grocery items.

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

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, decreased to 32.4% in the second quarter of fiscal 2011 compared to 32.5% in the comparable period of last year.  This improvement resulted primarily from overall productivity gains.  Stock-based compensation included in labor was $1.1 million in the second quarter of fiscal 2011 compared to $1.2 million in the second quarter of fiscal 2010.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead, selling and distribution expenses.  As a percentage of revenues, other operating costs and expenses were 24.0% for both the thirteen weeks ended June 28, 2011 and June 29, 2010.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, as well as the restaurant field supervision, bakery administrative, and corporate support organizations.  As a percentage of revenues, G&A expenses decreased to 5.6% for the thirteen weeks ended June 28, 2011 versus 5.7% for the comparable period of fiscal 2010 primarily due to leverage from our positive comparable sales.  Stock-based compensation included in G&A was $1.8 million in the second quarter of fiscal 2011 compared to $1.7 million in the second quarter of fiscal 2010.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization decreased to 4.1% for the thirteen weeks ended June 28, 2011 compared to 4.3% for the same period of last year.  The decrease is primarily attributable to lower capital investments in the past few years, as well as proportionately higher investment during those years in information systems, which have shorter useful lives than most restaurant capital expenditures.

Preopening Costs

Preopening costs were $1.1 million for the thirteen weeks ended June 28, 2011 compared to $0.6 million in the comparable period of the prior year.  Although we did not open any restaurants in the second quarter of either fiscal 2011 or 2010, we incurred higher costs in the second quarter of fiscal 2011 for future openings.  We opened one The Cheesecake Factory restaurant in the second half of fiscal 2010 compared to the planned opening of six The Cheesecake Factory restaurants in the second half of fiscal 2011.

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

Interest Expense, Interest Income and Other (Expense)/Income, Net

Interest expense decreased to $1.1 million for the second quarter of fiscal 2011 compared to $10.5 million for the comparable period last year. This decrease was due primarily to $7.4 million incurred in the second quarter of fiscal 2010 to unwind an interest rate collar on our facility.  In addition, we had no outstanding borrowings under our Facility during the second quarter of fiscal 2011 as compared to a $92.5 million average debt balance in the same prior year period.  Interest expense also included $0.9 million and $1.1 million for the second quarter of fiscal 2011 and fiscal 2010, respectively, associated with landlord construction allowances deemed to be financing in accordance with accounting guidance.

Interest income was less than $0.1 million in both the second quarter of fiscal 2011 and fiscal 2010.

We recorded net other expense of less than $0.1 million for the thirteen weeks ended June 28, 2011 compared to net other income of $0.2 million for the comparable prior year period.  This variance primarily relates to losses on disposals of fixed assets recorded in the second quarter of fiscal 2011 and changes in the value of our investments in variable life insurance contracts used to support our Executive Savings Plan (“ESP”), a non-qualified deferred compensation plan.

Income Tax Provision

Our effective income tax rate was 27.4% for the second quarter of fiscal 2011 compared to 28.7% for the comparable prior year period.  This decrease was primarily attributable to our projected Hiring Incentives to Restore Employment (HIRE) Act retention credit for fiscal 2011, a higher manufacturing deduction and a lower proportion of state taxes in relation to pretax income.  These reductions were partially offset by a lower proportion of FICA tip credit in relation to pretax income.

Twenty-Six Weeks Ended June 28, 2011 Compared to Twenty-Six Weeks Ended June 29, 2010

Revenues

Revenues increased 3.1% to $849.5 million for the twenty-six weeks ended June 28, 2011 compared to $824.3 million for the twenty-six weeks ended June 29, 2010.

Restaurant sales increased 3.1% to $823.5 million compared to $798.4 million for the same period of the prior year.  Comparable sales at The Cheesecake Factory and Grand Lux Cafe increased by 1.8%, or $14.5 million, from the first half of fiscal 2011.

Comparable sales at The Cheesecake Factory restaurants increased 2.2% from the first half of fiscal 2010 driven both by improved guest traffic and average check.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, The Cheesecake Factory menu included a 1.3% increase in pricing for the twenty-six weeks ended June 28, 2011.  This increased menu pricing was partially offset by unfavorable menu mix shifts due to check management by our guests.

Comparable sales at our Grand Lux Cafe restaurants decreased 1.9% in the first half of fiscal 2011 as compared to the prior year, primarily driven by a decline in guest traffic partially offset by an increase in average check.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, the Grand Lux Cafe menu included a 0.5% increase in pricing for the twenty-six weeks ended June 28, 2011.

Total restaurant operating weeks increased 1.5% to 4,258 for the twenty-six weeks ended June 28, 2011 due to the opening of two new restaurants during the trailing 15-month period. In addition, average sales per restaurant operating week increased 1.6% to $193,400 compared to the same period of fiscal 2010.

Bakery sales increased 0.8% to $26.1 million for the twenty-six weeks ended June 28, 2011 compared to $25.9 million for the comparable period of last year. This increase resulted from higher sales to distributors and retail, partially offset by a decline in warehouse club sales.

Cost of Sales

As a percentage of revenues, cost of sales increased to 25.3% for the twenty-six weeks ended June 28, 2011 compared to 24.5% in the comparable period of last year.  This increase was due to cost pressures from certain commodities, primarily dairy, fish, seafood and some general grocery items.

Labor Expenses

As a percentage of revenues, labor expenses for the twenty-six weeks ended June 28, 2011 decreased to 32.6% compared to 32.9% in the comparable period of last year.  This decrease was primarily from overall productivity gains and lower stock-based compensation.  Stock-based compensation included in labor declined to $2.1 million for the first half of fiscal 2011 compared to $2.7 million in the first half of fiscal 2010.

Other Operating Costs and Expenses

As a percentage of revenues, other operating costs and expenses increased to 24.3% for the twenty-six weeks ended June 28, 2011 from 24.2% for the comparable period of last year.  This increase was primarily due to higher year-over-year expense related to our self-insured workers’ compensation and general liability plans.

General and Administrative Expenses

As a percentage of revenues, G&A expenses were 5.7% for both the twenty-six weeks ended June 28, 2011 and the comparable period of fiscal 2010.  Stock-based compensation included in G&A was $3.8 million in both the first half of fiscal 2011 and fiscal 2010.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization decreased to 4.1% for the twenty-six weeks ended June 28, 2011 compared to 4.4% for the same period of last year.  The decrease is primarily attributable to lower capital investments in the past few years, as well as proportionately higher investment during those years in information systems, which have shorter useful lives than most restaurant capital expenditures.

Preopening Costs

Preopening costs increased to $2.9 million for the twenty-six weeks ended June 28, 2011 compared to $2.7 million in the comparable period of the prior year.  We incurred preopening costs to open one The Cheesecake Factory restaurant in the first half of fiscal 2011 compared to opening two The Cheesecake Factory restaurants during the first half of fiscal 2010.  In addition, we incurred higher costs for future openings in the first half of fiscal 2011 than in the comparable prior year period.  We opened one The Cheesecake Factory restaurant in the second half of fiscal 2010 compared to the planned opening of six The Cheesecake Factory restaurants in the second half of fiscal 2011.

Interest Expense, Interest Income and Other(Expense)/Income, Net

Interest expense decreased to $2.5 million for the first half of fiscal 2011 compared to $13.6 million for the comparable period last year, due primarily to $7.4 million incurred in the second quarter of fiscal 2010 to unwind an interest rate collar.  In addition, we had no outstanding borrowings under our Facility during the first half of fiscal 2011 as compared to a $95.7 million average debt balance in the same prior year period.  Interest expense also included $1.9 million and $2.0 million for the first half of fiscal 2011 and fiscal 2010, respectively, associated with landlord construction allowances deemed to be financing in accordance with accounting guidance.

Interest income was less than $0.1 million for the twenty-six weeks ended June 28, 2011 compared to $0.2 million for the comparable period last year.

We recorded net other expense of $0.1 million for the twenty-six weeks ended June 28, 2011 compared to other income of $0.5 million for the comparable period last year.  This variance primarily relates to losses on disposals of fixed assets recorded in the first half of fiscal 2011 and reductions of other miscellaneous income items compared to the first half of fiscal 2010.

Income Tax Provision

Our effective income tax rate was 27.7% for the first half of fiscal 2011 compared to 28.7% for the comparable prior year period.  This decrease was primarily attributable to our projected HIRE Act retention credit for fiscal 2011, a higher manufacturing deduction and a lower proportion of state taxes in relation to pretax income.  These reductions were partially offset by a lower proportion of FICA tip credit in relation to pretax income.

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen Weeks Ended June 28, 2011	Thirteen Weeks Ended June 29, 2010	Twenty-Six Weeks Ended June 28, 2011	Twenty-Six Weeks Ended June 29, 2010

Net income	$24,748	$19,229	$45,204	$37,895
After-tax impact from:
Unwinding of interest rate collar (1)	—	4,426	—	4,426
Adjusted net income	$24,748	$23,655	$45,204	$42,321

Diluted net income per share	$0.42	$0.32	$0.76	$0.62
After-tax impact from:
Unwinding of interest rate collar (1) (2)	—	0.07	—	0.08
Adjusted net income per share	$0.42	$0.39	$0.76	$0.70

(1)         Represents costs to unwind a derivative instrument in conjunction with reducing the outstanding balance on our revolving credit facility.  The pre-tax amount associated with this item is $7,376 and was recorded in interest expense.

(2)         The diluted net income per share impact differs between the thirteen weeks and twenty-six weeks ended June 28, 2011 due to a variance in the number of diluted shares outstanding for these two periods.

Fiscal 2011 Outlook

For the third quarter of fiscal 2011, we estimate comparable restaurant sales will increase in a range between 1.5% and 3.0%, consistent with our trends during the first six months of the year. Based on this assumption, our estimate for diluted earnings per share in the third quarter of fiscal 2011 is $0.36 to $0.39. Our diluted earnings per share estimate is influenced by our expectation of opening four new restaurants during the quarter, impacting preopening expense, as well as pressure from a continued increase in food costs. We expect higher food costs to contribute to total cost of sales being between 70 to 90 basis points higher than the third quarter of 2010.

We estimate diluted earnings per share for full year fiscal 2011 will be between $1.62 and $1.70 based on the assumption that comparable restaurant sales will increase in a range between 1.5% and 2.5%, reflecting both guest traffic and average check growth. Our estimate for diluted earnings per share includes the anticipated impact of approximately $0.11 from higher cost of sales relative to fiscal 2010.  We are absorbing this cost of sales pressure by actively managing our cost structure, including ongoing improvements in labor productivity, and increasing our efficiencies through $3 million to $5 million in planned cost savings.  In addition, we are implementing a 1.25% menu price increase with our upcoming summer menu change.

In fiscal 2011, we plan to open seven restaurants, two of which were opened as of August 5, 2011.  We expect fiscal 2011 cash capital expenditures to range between $75 million and $85 million. We also increased our target for repurchases of our common stock to between $125 million and $150 million, depending on Company performance and market conditions of this target.  Of this target, $95.0 million was purchased during the first half of fiscal 2011.

We expect our tax rate to be between 27% and 28% for both the third quarter and full year fiscal 2011.

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

Liquidity and Capital Resources

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Twenty-Six Weeks Ended June 28, 2011	Twenty-Six Weeks Ended June 29, 2010

Cash provided by operating activities	$93.8	$76.1
Capital expenditures	$(30.2)	$(17.9)
Proceeds from exercise of employee stock options	$7.5	$11.6
Purchase of treasury stock	$(95.0)	$(29.9)

During the twenty-six weeks ended June 28, 2011, our cash on hand decreased by $22.7 million to $58.9 million.  This decrease was primarily attributable to treasury stock purchases and capital expenditures, partially offset by cash provided by operating activities and proceeds from the exercise of employee stock options.

For fiscal 2011, we currently estimate our cash outlays for capital expenditures to range between $75 million and $85 million, net of agreed-upon up-front cash landlord construction contributions and excluding $9 million of expected noncapitalizable preopening costs for new restaurants.  Our estimate for capital expenditures for fiscal 2011 contemplates a net outlay of $44 million to $50 million for seven restaurants to be opened during fiscal 2011 and estimated construction-in-progress disbursements for anticipated fiscal 2012 openings.  These amounts are net of estimated collections of up-front cash landlord construction contributions.  Expected capital expenditures for fiscal 2011 also include $22 million to $24 million for maintenance and capacity additions on our existing restaurants and $9 million to $11 million for bakery and corporate infrastructure investments.

At June 28, 2011, we had no borrowings outstanding under our $200 million revolving credit facility (“Facility”).  Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of June 28, 2011, we had net availability for borrowings of $181 million, based upon a zero outstanding debt balance and  $19 million in standby letters of credit.  In addition, our Facility limits our cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined leverage ratio.  See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.

We have an outstanding authorization from our Board of Directors to repurchase up to 31.0 million shares of our common stock.  Under this authorization, we have cumulatively repurchased a total of 28.4 million shares at a total cost of $653.3 million through June 28, 2011.  The authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.

In February 2010, our Board of Directors approved the adoption of a trading plan under Rule 10b5-1 (“10b5-1Plan”) under the Securities Exchange Act of 1934, as amended (“Act”), which was effective from March 2010 through December 2010.  In February 2011, our Board of Directors approved a new 10b5-1 Plan, effective from March 16, 2011 through February 29, 2012.  In addition, the Board of Directors approved the terms of a share repurchase plan (“10b-18 Plan”) under which we were authorized to repurchase shares of our common stock in open market transactions in accordance with Rule 10b-18 of the Act, effective from February 24, 2011 through May 13, 2011.  This 10b-18 Plan was terminated on April 19, 2011, in accordance with its terms upon the repurchase of all of the shares contemplated to be repurchased under the plan. We repurchased 3.2 million of our common shares at a total cost of $95.0 million during the first half of fiscal 2011.  We target repurchasing between $125 million and $150 million of our common stock during fiscal 2011, depending on Company performance and market conditions.

The timing and number of shares repurchased pursuant to the share repurchase authorization are subject to a number of factors, including current market conditions, legal constraints, available cash or other sources of funding and financial covenants under our credit facility that limit share repurchases based on a defined leverage ratio.  (See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us.  We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, a review of our capital structure and cost of capital, and our share price.  One of our objectives with regard to share repurchases is to offset the dilution to our shares outstanding that results from employee stock option exercises.

Based on our current expansion objectives, we believe that during the upcoming twelve months our cash and cash equivalents, combined with expected cash flows provided by operations, available borrowings under our credit facility and expected landlord construction contributions should be sufficient in the aggregate to finance our capital allocation strategy, including capital expenditures, share repurchases and the potential initiation of a dividend.

As of June 28, 2011, we are not a party to any off-balance sheet arrangements.

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

We are exposed to market risk from interest rate changes on our funded debt.  This exposure relates to the component of the interest rate on our $200 million revolving credit facility (“Facility”) that is indexed to three-month LIBOR.  As of June 28, 2011, we had no debt outstanding under the Facility.  Therefore, we had no exposure to interest rate fluctuations on our funded debt at that date.  See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.

We are also subject to market risk related to our investments in variable life insurance contracts used to support our Executive Savings Plan, a non-qualified deferred compensation plan, to the extent these investments are not equivalent to the related liability.  In addition, because changes in these investments are not taxable, the full impact of gains or losses affects net income.  Based on balances at June 28, 2011 and December 28, 2010, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not impact income before income taxes.  However, net income would decline by $0.9 million and $0.7 million, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 28, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 4 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A.  Risk Factors

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2010 (“Annual Report”), and there have been no material changes thereto since the filing of our Annual Report.  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information regarding our purchases of our common stock during the thirteen weeks ended June 28, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 30 — May 3, 2011	625,176	$29.44	625,176	3,417,850
May 4 — May 31, 2011	408,650	30.36	408,650	3,009,200
June 1 — June 28, 2011	448,517	30.34	448,517	2,560,683
Total	1,482,343		1,482,343

We have an outstanding authorization from our Board of Directors to repurchase up to 31.0 million shares of our common stock.  Under this authorization, we have cumulatively repurchased a total of 28.4 million shares at a total cost of $653.3 million through June 28, 2011; we repurchased 3.2 million of these shares at a total cost of $95.0 million during the first half of fiscal 2011. The authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  See “Liquidity and Capital Resources” in Part I, Item 2 of this report for further discussion of our share repurchases.

Our Facility limits our cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined leverage ratio.  See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.

Item 6.  Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1	Form of Reorganization Agreement	Amend. No. 1 to Form S-1	33-479336	2.1	8/17/92
3.1	Restated Certificate of Incorporation including Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock	10-K	000-20574	3.1	2/23/11
3.2	Amended and Restated Bylaws as of May 20, 2009	8-K	000-20574	3.8	5/27/09
3.3	Form of Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	8-A	000-20574	1	8/18/98
3.4	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	Amend. No. 1 to Form 8-A	000-20574	2	11/13/03
3.5	Amendment No. 2 to Rights Agreement dated as of August 1, 2008 between The Cheesecake Factory Incorporated and Computershare Trust Company	Amend. No 2 to Form 8-A	000-20574	3	8/1/08
10.1*	2010 Stock Incentive Plan, as amended April 7, 2011*	DEF14A	000-20574	Exhibit A	4/21/11
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer	—	—	—	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	—	—	—	Filed herewith
Exhibit 101	XBRL (Extensible Business Reporting Language) The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2011, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of stockholders’ equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.	—	—	—	Filed herewith

*      Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2011	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ W. DOUGLAS BENN
W. Douglas Benn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)