Form 10-Q
period 2011-09-27
CHEESECAKE FACTORY INC
filed 2011-11-04
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2011

or

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

As of October 26, 2011, 55,358,366 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

PART I.         FINANCIAL INFORMATION

Item 1.            Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 27, 2011	December 28, 2010

ASSETS
Current assets:
Cash and cash equivalents	$19,718	$81,619
Accounts receivable	13,024	16,184
Income tax receivable	4,632	3,840
Other receivables	19,960	27,296
Inventories	33,993	23,036
Prepaid expenses	25,878	28,345
Deferred income taxes	11,276	14,642
Total current assets	128,481	194,962
Property and equipment, net	752,886	755,468
Other assets:
Trademarks	4,720	4,498
Prepaid rent	50,106	50,391
Other	32,230	31,988
Total other assets	87,056	86,877
Total assets	$968,423	$1,037,307
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,678	$32,651
Other accrued expenses	152,746	170,054
Total current liabilities	188,424	202,705
Deferred income taxes	97,718	95,828
Deferred rent	68,998	67,258
Deemed landlord financing liability	53,878	51,954
Other noncurrent liabilities	27,427	27,225
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 85,550,409 and 84,912,101 issued at September 27, 2011 and December 28, 2010, respectively	856	849
Additional paid-in capital	447,443	428,527
Retained earnings	787,035	721,257
Treasury stock, 30,222,885 and 25,204,104 shares at cost at September 27, 2011 and December 28, 2010, respectively	(703,356)	(558,296)
Total stockholders’ equity	531,978	592,337
Total liabilities and stockholders’ equity	$968,423	$1,037,307

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended September 27, 2011	Thirteen Weeks Ended September 28, 2010	Thirty-Nine Weeks Ended September 27, 2011	Thirty-Nine Weeks Ended September 28, 2010

Revenues	$430,417	$418,352	$1,279,928	$1,242,694

Costs and expenses:
Cost of sales	109,274	102,073	323,862	303,428
Labor expenses	139,085	137,268	416,052	408,475
Other operating costs and expenses	106,510	104,208	313,176	303,910
General and administrative expenses	23,442	23,957	71,915	71,147
Depreciation and amortization expenses	17,588	17,902	52,524	54,083
Preopening costs	4,264	1,535	7,132	4,270
Total costs and expenses	400,163	386,943	1,184,661	1,145,313
Income from operations	30,254	31,409	95,267	97,381
Interest expense	(1,168)	(1,748)	(3,653)	(15,304)
Interest income	33	20	112	188
Other (expense)/income, net	(66)	(391)	(156)	146
Income before income taxes	29,053	29,290	91,570	82,411
Income tax provision	8,479	7,337	25,792	22,563
Net income	$20,574	$21,953	$65,778	$59,848

Net income per share:
Basic	$0.37	$0.38	$1.15	$1.01
Diluted	$0.36	$0.37	$1.11	$0.99

Weighted average shares outstanding:
Basic	55,661	58,427	57,136	59,057
Diluted	57,439	59,743	59,108	60,453

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance, December 28, 2010	84,912	$849	$428,527	$721,257	$(558,296)	$592,337
Net income	—	—	—	65,778	—	65,778
Issuance of common stock from stock options exercised	457	5	9,287	—	—	9,292
Tax impact of stock options exercised, net of cancellations	—	—	628	—	—	628
Stock-based compensation	—	—	9,001	—	—	9,001
Issuance of restricted stock, net of forfeitures	181	2	—	—	—	2
Purchase of treasury stock	—	—	—	—	(145,060)	(145,060)
Balance, September 27, 2011	85,550	$856	$447,443	$787,035	$(703,356)	$531,978

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended September 27, 2011	Thirty-Nine Weeks Ended September 28, 2010

Cash flows from operating activities:
Net income	$65,778	$59,848
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	52,524	54,083
Realized loss on derivative financial instruments	—	7,376
Deferred income taxes	5,255	(430)
Stock-based compensation	8,797	9,473
Tax impact of stock options exercised, net of cancellations	628	(24)
Excess tax benefit related to stock options exercised	(779)	(1,934)
Other	807	(467)
Changes in assets and liabilities:
Accounts receivable	3,160	1,608
Other receivables	7,336	11,104
Inventories	(10,957)	(7,722)
Prepaid expenses	2,467	4,639
Other assets	(502)	(266)
Accounts payable	3,027	(4,498)
Income taxes payable	(792)	(3,999)
Termination of derivative financial instruments	—	(7,376)
Other accrued expenses	(15,491)	(11,119)
Cash provided by operating activities	121,258	110,296
Cash flows from investing activities:
Additions to property and equipment	(50,220)	(29,415)
Cash used in investing activities	(50,220)	(29,415)
Cash flows from financing activities:
Deemed landlord financing proceeds	3,292	2,707
Deemed landlord financing payments	(1,242)	(1,138)
Proceeds from exercise of employee stock options	9,292	12,849
Excess tax benefit related to stock options exercised	779	1,934
Repayment of credit facility	—	(60,000)
Purchase of treasury stock	(145,060)	(51,154)
Cash used in financing activities	(132,939)	(94,802)
Net change in cash and cash equivalents	(61,901)	(13,921)
Cash and cash equivalents at beginning of period	81,619	73,715
Cash and cash equivalents at end of period	$19,718	$59,794

Supplemental disclosures:
Interest paid	$3,112	$15,981
Income taxes paid	$21,010	$22,935

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

In October 2009, the FASB issued guidance on revenue arrangements with multiple deliverables effective for us in fiscal 2011, although early adoption was permitted.  The guidance revises the criteria for measuring and allocating consideration to each component of a multiple element arrangement.  The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the company does not have either a history of selling the deliverable on a stand alone basis or third-party evidence of selling price.  For us, this guidance only impacts the pattern of revenue recognition for our marketing programs that include multiple elements.  This accounting change did not impact our financial statements in the first three quarters of fiscal 2011.  As the timing and content of upcoming promotions is not determinable at this time, we are unable to estimate the impact of this guidance on our future financial statements.

2.  Inventories

Inventories consisted of (in thousands):

	September 27, 2011	December 28, 2010

Restaurant food and supplies	$12,211	$13,051
Bakery finished goods and work in progress	16,662	4,923
Bakery raw materials and supplies	5,120	5,062
Total	$33,993	$23,036

3.  Long-Term Debt

In December 2010, we entered into a five-year credit agreement (“Facility”) that provides us with revolving loan commitments that total $200 million, including letter of credit subfacility commitments that total $35 million.  The Facility contains a commitment increase feature that could provide for an additional $50 million in available credit upon our request and the satisfaction of certain conditions.  We had no outstanding borrowings under the Facility at September 27, 2011 or December 28, 2010.

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

We are obligated to maintain certain financial covenants, which include a maximum Adjusted Debt to trailing 12-month EBITDAR ratio (“Adjusted Debt Ratio”) of 4.0, as well as a trailing 12-month minimum EBITDAR to interest and rental expense ratio (“EBITDAR Ratio”) of 1.9.  As of September 27, 2011, our Adjusted Debt and EBITDAR Ratios were both 2.8.  Therefore we were in compliance with the financial covenants in effect under the Facility at that date.

Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  At September 27, 2011, we had net availability for borrowings of $182 million, based upon a zero outstanding debt balance and $18 million in standby letters of credit. In addition, our Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined leverage ratio.

4. Commitments and Contingencies

The Internal Revenue Service (“IRS”) audited our tax returns for fiscal years 2003 through 2006 with respect to the deductibility, under the provisions of Internal Revenue Code Section 162(m), of certain compensation in excess of $1 million per year paid to three current executive officers and one former executive officer resulting from their respective exercises of stock options later determined to be misdated (the “162(m) Dispute”).  In May 2008, the IRS issued a Notice of Proposed Adjustment to us disallowing the deduction of approximately $5.1 million of compensation expense with respect to the exercise of stock options by such executive officers.  We believe that such stock option compensation qualifies as performance-based compensation that is not subject to the limitations on deductibility under Internal Revenue Code Section 162(m).  We received a Statutory Notice of Deficiency from the IRS for fiscal 2005 only and petitioned for redetermination of this notice with the United States Tax Court.  In May 2010, we conducted a settlement conference with the IRS Office of Appeals resulting in an agreement to resolve the 162(m) Dispute as to tax year 2005 only.  That agreement was approved by the United States Tax Court in August 2010 (Docket No. 23591-09).  This court order resolved the 162(m) Dispute as to tax year 2005, and, because the 162(m) Dispute as to tax year 2006 consisted solely of a reduction to tax credits carried over from tax year 2005 resulting from the IRS Notice of Deficiency, such court order also resolved the 162(m) Dispute as to tax year 2006.  In October 2010, we filed a complaint (The Cheesecake Factory v. United States of America, Case No. CV108157), in the United States District Court for the refund of income taxes paid with respect to tax years 2003 and 2004,   together with what we believe to be an erroneous late payment penalty and interest for 2005 arising from the IRS’s failure to properly and timely apply overpayments from previous years to the balance due for tax year 2005 (“District Court Claims”).  In March 2011, the Court ordered that Case No. CV108157 be dismissed, without prejudice and extended the statute of limitations for filing the District Court claims  to December 31, 2011 and the IRS agreed to a further extension to July 2, 2012.  After the close of our fiscal third quarter, we reached an agreement in principal to settle the District Court Claims relating to tax years 2003 and 2004 on the same basis by which we settled similar claims for tax year 2005.  We will continue to seek resolution of the District Court Claims as to the tax year 2005 late payment penalty and interest.    We have reserved $1.4 million for estimated taxes, interest and penalties due through September 27, 2011.

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

On January 9, 2007, two former hourly restaurant employees in the State of California filed a lawsuit in the Los Angeles County Superior Court against us alleging violations of California’s wage and hour laws with respect to alleged failure to pay proper wages, improper payroll deductions, and violations of the California meal and break period laws, among other claims (Guardado v. The Cheesecake Factory Restaurants, Inc. et al; Case No. BC360426).  This case was previously stayed by the parties through December 2008, pending the California Supreme Court’s decision to review Brinker Restaurant Corp. v. Superior Court of San Diego County (No. S166350, 2008).  On July 6, 2010, the Court denied the plaintiff’s motion for class certification.  A notice of appeal was subsequently filed by the plaintiffs on August 3, 2010.  On June 20, 2011, the parties reached a negotiated settlement agreement in Case No. BC360426 for a maximum settlement amount of $1.275 million (combination of cash and gift cards).  On October 5, 2011, the Court issued its Order of Preliminary Approval of Class Settlement and Preliminary Injunction.  The Court scheduled the final approval hearing for January 11, 2012. Based on the current status of Case No. BC360426, we have reserved an immaterial amount for potential future payments.

On May 10, 2010, three hourly restaurant employees in the State of California filed a class action lawsuit in the California Superior Court, Placer County, against us alleging violations of the California Labor Code by requiring employees to purchase uniforms and other work tools to perform their jobs, among other claims (Reed v. The Cheesecake Factory Restaurants, Inc. et al; Case No. S CV 27073).  In October 2010, we gave notice to the respective courts in Case No. S CV 27073 and Case No. BC360426 (see below) that such cases may be related.  On July 28, 2010, a lawsuit was filed against us in the Santa Clara County Superior Court (Rusteen v. The Cheesecake Factory Restaurants, Inc. et al; Case No. 1-10-CV-178233) claiming similar and additional allegations to those asserted in Case No. BC360426 including, among other things, violations of California’s wage and hour laws with respect to alleged failure to pay the plaintiff overtime, reporting time pay and minimum wages, allow proper meal breaks or rest periods, and provide adequate pay statements.  In October 2010, we gave notice to the respective courts in Case No. 1-10-CV-178233 and Case No. BC360426 that such cases may be related.  The plaintiff in Case No. 1-10-CV-178233 seeks unspecified amounts of penalties and other monetary payments on behalf of himself and other purported class members.  On April 6, 2011, a Class Action Complaint in Intervention was filed by a former staff member from our Irvine, California restaurant seeking to join Case No. S CV 27073.  The plaintiffs also seek attorneys’ fees.  We intend to vigorously defend against these actions.  On October 5, 2011, the Court in Case No. BC360426 issued its Order of Preliminary Approval of Class Settlement and Preliminary Injunction.  The Court’s Order in Case No. BC360426 stays all similar claims asserted against the Company in related cases including Case No. S CV 27073 and Case No. 1-10-CV-178233.  The Court scheduled the final approval hearing on Case No. BC360426 for January 12, 2012. Based on the current status of this matter, we have not reserved for potential future payments.

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

5.  Stock-Based Compensation

The following table presents information related to stock-based compensation (in thousands):

	Thirteen Weeks Ended September 27, 2011	Thirteen Weeks Ended September 28, 2010	Thirty-Nine Weeks Ended September 27, 2011	Thirty-Nine Weeks Ended September 28, 2010

Stock-based compensation expense	$2,851	$2,891	$8,797	$9,473

Income tax benefit	1,091	1,096	3,365	3,593

Capitalized stock-based compensation (1)	76	19	206	151

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

Stock Options

The weighted average fair value at the grant date for options issued during the third quarter of fiscal 2011 and 2010 was $11.88 and $9.93 per option, respectively.  The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the third quarter of fiscal 2011 and 2010, respectively: (a) no dividend yield on our stock, (b) expected stock price volatility of 38.5% and 43.8%, (c) a risk-free interest rate of 1.4% and 1.7%, and (d) an expected option term of 6.0 and 5.8 years.

Stock option activity during the thirty-nine weeks ended September 27, 2011 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 28, 2010	9,159	$22.63	5.4	$79,835
Granted	767	$30.77
Exercised	(457)	$20.34
Cancelled	(286)	$21.90
Outstanding at September 27, 2011	9,183	$23.42	4.9	$49,407

Exercisable at September 27, 2011	4,575	$26.92	3.6	$12,177

The total intrinsic value of options exercised during the thirteen and thirty-nine weeks ended September 27, 2011 was $0.9 million and $4.6 million, respectively.  The total intrinsic value of options exercised during the thirteen and thirty-nine weeks ended September 28, 2010 was $0.4 million and $4.3 million, respectively.  As of September 27, 2011, the total unrecognized stock-based compensation expense related to nonvested stock options was $18.7 million, which we expect to recognize over a weighted average period of approximately 2.5 years.

Restricted Shares

Restricted share activity during the thirty-nine weeks ended September 27, 2011 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)	(Per share)

Outstanding at December 28, 2010	537	$14.72
Granted	267	29.84
Vested	(51)	23.67
Forfeited	(18)	14.55
Outstanding at September 27, 2011	735	$19.57

Fair value of our restricted shares is based on our closing stock price on the date of grant.  The weighted average fair value at the grant date for restricted shares issued during the third quarter of fiscal 2011 was $26.98, and there were no restricted shares granted in the third quarter of fiscal 2010.  The fair value of shares that vested during the thirteen weeks and thirty-nine weeks ended September 27, 2011 was $0.3 million and $1.2 million, respectively.  The fair value of shares that vested during the thirteen weeks and thirty-nine weeks ended September 28, 2010 was $0.6 million and $4.4 million, respectively.  As of September 27, 2011, total unrecognized stock-based compensation expense related to nonvested restricted shares was $9.0 million, which we expect to recognize over a weighted average period of approximately 3.2 years.

6.  Net Income Per Share

At September 27, 2011 and September 28, 2010, 0.7 million and 0.5 million shares, respectively, of restricted stock issued to employees were unvested, and therefore excluded from the calculation of basic earnings per share for the fiscal quarters ended on those dates. Diluted net income per share includes the dilutive effect of both outstanding stock options and restricted shares, calculated using the treasury stock method.  Assumed proceeds from in-the-money options include windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by Financial Accounting Standards Codification 718, “Compensation — Stock Option Compensation.”

	Thirteen Weeks Ended September 27, 2011	Thirteen Weeks Ended September 28, 2010	Thirty-Nine Weeks Ended September 27, 2011	Thirty-Nine Weeks Ended September 28, 2010
	(In thousands, except per share data)
Net income	$20,574	$21,953	$65,778	$59,848

Basic weighted average shares outstanding	55,661	58,427	57,136	59,057
Dilutive effect of stock options and restricted shares	1,778	1,316	1,972	1,396

Diluted weighted average shares outstanding	57,439	59,743	59,108	60,453

Basic net income per share	$0.37	$0.38	$1.15	$1.01

Diluted net income per share	$0.36	$0.37	$1.11	$0.99

Shares of common stock equivalents of 3.3 million and 2.7 million for the thirteen and thirty-nine weeks ended September 27, 2011 and 5.4 million and 5.8 million for the thirteen and thirty-nine weeks ended September 28, 2010, respectively, were not included in the diluted calculation due to their anti-dilutive effect.

7.  Comprehensive Income

Comprehensive income consisted of (in thousands):

	Thirteen Weeks Ended September 27, 2011	Thirteen Weeks Ended September 28, 2010	Thirty-Nine Weeks Ended September 27, 2011	Thirty-Nine Weeks Ended September 28, 2010

Net income	$20,574	$21,953	$65,778	$59,848
Unrealized loss on derivative financial instruments	—	—	—	41
Loss reclassified into income due to cancellation of financial instrument	—	—	—	4,578

Total	$20,574	$21,953	$65,778	$64,467

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

Segment information is presented below (in thousands):

	Thirteen Weeks Ended September 27, 2011	Thirteen Weeks Ended September 28, 2010	Thirty-Nine Weeks Ended September 27, 2011	Thirty-Nine Weeks Ended September 28, 2010
Revenue:
Restaurants	$413,315	$403,025	$1,236,767	$1,201,494
Bakery	33,016	30,306	86,963	82,836
Intercompany bakery sales	(15,914)	(14,979)	(43,802)	(41,636)
Total	$430,417	$418,352	$1,279,928	$1,242,694

Income from operations:
Restaurants	$50,719	$52,349	$159,237	$160,076
Bakery	2,289	2,437	5,174	7,171
Corporate	(22,754)	(23,377)	(69,144)	(69,866)
Total	$30,254	$31,409	$95,267	$97,381

Depreciation and amortization:
Restaurants	$15,918	$15,837	$47,515	$47,839
Bakery	644	776	1,935	2,315
Corporate	1,026	1,289	3,074	3,929
Total	$17,588	$17,902	$52,524	$54,083

Capital expenditures:
Restaurants	$16,402	$10,439	$43,349	$26,826
Bakery	3,016	244	3,649	599
Corporate	626	867	3,222	1,990
Total	$20,044	$11,550	$50,220	$29,415

			September 27, 2011	December 28, 2010
Total assets:
Restaurants			$806,265	$882,208
Bakery			66,755	56,796
Corporate			95,403	98,303
Total			$968,423	$1,037,307

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

As of November 4, 2011, we operated 169 upscale, casual, full-service dining restaurants: 155 under The Cheesecake Factory® mark, 13 under the Grand Lux Cafe® mark and one under the RockSugar Pan Asian Kitchen® mark.  We also operated two bakery production facilities and licensed one limited menu bakery cafe under The Cheesecake Factory Bakery Cafe® mark to another foodservice operator.

In January 2011, we announced our initial expansion plans outside of the United States. We entered into an exclusive licensing agreement with a Kuwait-based company to build and operate The Cheesecake Factory restaurants in the Middle East. The agreement provides for the development of 22 restaurants over five years in the United Arab Emirates, Kuwait, Bahrain, Qatar and the Kingdom of Saudi Arabia, with the opportunity to expand the agreement to include other markets in the Middle East and North Africa, Central and Eastern Europe, Russia and Turkey. This licensing agreement includes an initial development fee, site and design fees and ongoing royalties on our licensee’s restaurant sales. The transaction also includes an agreement to supply bakery products branded under The Cheesecake Factory trademark to such restaurants.  We do not expect this agreement to have a meaningful impact on our financial results in the near-term.  We currently expect three licensed restaurants to open in Dubai and Kuwait in fiscal 2012.

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

Overview

In addition to being highly competitive, the restaurant industry is affected by changes in consumer tastes and discretionary spending; changes in general economic conditions; public safety conditions; demographic trends; weather conditions; the cost and availability of food products, labor and energy; and government regulations.  Accordingly, as part of our strategy we must constantly evolve and refine the critical elements of our restaurant concepts to protect our competitiveness and to maintain and enhance the strength of our brands.

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

In evaluating and assessing the performance of our business, we believe the following are key performance indicators that should be taken into consideration:

•                   Comparable Restaurant Sales and Overall Revenue Growth.  Changes in comparable restaurant sales come from variations in guest traffic, as well as in check average (as a result of menu price increases and/or changes in menu mix).  Our strategy is to grow guest traffic by continuing to offer innovative, high quality menu items that offer guests a wide range of options in terms of flavor, price and value.  In addition, we plan to continue focusing on service and hospitality with the goal of delivering an exceptional guest experience.

Our philosophy with regard to menu pricing is to use price increases to help offset key operating costs in a manner that balances protecting both our margins and guest traffic levels.  Historically, menu mix generally had a neutral effect on our average check, allowing us to retain the full impact of our menu price increases.  However, as a result of the economic downturn, menu mix became slightly negative due to check management by our guests.  We expect to return to the previous pattern as the economy strengthens.

Comparable restaurant sales growth, in addition to revenue from new restaurant openings and increases in third-party bakery sales, drive our overall revenue growth.  In the future, we expect revenue from international locations also to contribute to our revenue growth.

•                  Income from Operations Expressed as a Percentage of Revenues (“Operating Margins”).  Operating margins are subject to fluctuations in commodity costs, labor, restaurant-level occupancy expenses, general and administrative expenses (“G&A”), and preopening expenses.  Our objective is to gradually increase our operating margins by capturing fixed cost leverage from comparable restaurant sales increases; maximizing our purchasing power as our business grows; and operating our restaurants as productively as possible by retaining the efficiencies we gained through the implementation of cost management initiatives.

By efficiently scaling our restaurant and bakery support infrastructure and improving our internal processes, we strive to grow G&A expenses at a slower rate than revenue growth over the long-term, which should also contribute to operating margin expansion.

•                  Return on Investment.  Return on investment measures our ability to make the best decisions regarding our allocation of capital.  Returns are affected by the cost to build restaurants, the level of revenues that each restaurant can deliver and our ability to maximize the profitability of restaurants through operational execution and disciplined cost management.  Our objective is to deploy capital in a manner that will maximize our return on investment.

Results of Operations

The following table sets forth, for the periods indicated, our consolidated statements of operations expressed as percentages of revenues.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

	Thirteen Weeks Ended September 27, 2011	Thirteen Weeks Ended September 28, 2010	Thirty-Nine Weeks Ended September 27, 2011	Thirty-Nine Weeks Ended September 28, 2010

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	25.4	24.4	25.3	24.4
Labor expenses	32.3	32.8	32.5	32.9
Other operating costs and expenses	24.7	24.9	24.5	24.5
General and administrative expenses	5.5	5.7	5.6	5.7
Depreciation and amortization expenses	4.1	4.3	4.1	4.4
Preopening costs	1.0	0.4	0.6	0.3
Total costs and expenses	93.0	92.5	92.6	92.2
Income from operations	7.0	7.5	7.4	7.8
Interest expense	(0.3)	(0.4)	(0.2)	(1.2)
Interest income	—	—	—	—
Other income, net	—	(0.1)	—	—
Income before income taxes	6.7	7.0	7.2	6.6
Income tax provision	1.9	1.8	2.1	1.8
Net income	4.8%	5.2%	5.1%	4.8%

Thirteen Weeks Ended September 27, 2011 Compared to Thirteen Weeks Ended September 28, 2010

Revenues

Revenues increased 2.9% to $430.4 million for the thirteen weeks ended September 27, 2011 compared to $418.4 million for the thirteen weeks ended September 28, 2010.

Restaurant sales increased 2.6% to $413.3 million compared to $403.0 million in the prior year third quarter. Comparable sales at The Cheesecake Factory and Grand Lux Cafe restaurants increased by 0.8%, or $3.2 million, from the third quarter of fiscal 2010.  Hurricane Irene negatively impacted comparable sales by approximately 0.4%.  The Cheesecake Factory and Grand Lux Cafe restaurants become eligible to enter our comparable sales calculations in their 19th month of operation.  At September 27, 2011, there were six The Cheesecake Factory restaurants not included in the comparable sales base.

Comparable sales at The Cheesecake Factory restaurants increased 0.8% from the prior year third quarter, driven by improved average check.  We implemented effective menu price increases of approximately 0.7 % and 1.3% during the first and third quarters of fiscal 2011.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, The Cheesecake Factory menu included a 1.6% increase in pricing for the thirteen weeks ended September 27, 2011.  This increase in menu pricing was partially offset by a menu mix shift due to check management by our guests, particularly related to non-alcoholic beverage purchases.

Comparable sales at our Grand Lux Cafe restaurants increased 0.9% from the prior year third quarter due to an increase in both guest traffic and average check.  During the second quarter of fiscal 2011, we implemented an effective menu price increase of approximately 1.4%.  Since this was the only price increase we made during the preceding four quarters, the Grand Lux Cafe menu included a 1.4% increase in pricing for the thirteen weeks ended September 27, 2011.

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

Total restaurant operating weeks increased 1.9% to 2,152 for the thirteen weeks ended September 27, 2011 due to the opening of six new restaurants during the trailing 15-month period.  Average sales per restaurant operating week increased 0.6% to $192,000 compared to the third quarter of fiscal 2010.

Bakery sales to other foodservice operators, retailers and distributors increased 11.8% to $17.1 million for the thirteen weeks ended September 27, 2011 compared to $15.3 million for the comparable period of last year. This increase resulted from higher sales to distributors and retailers, partially offset by a decline in warehouse club sales.

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

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses. As a percentage of revenues, cost of sales increased to 25.4% in the third quarter of fiscal 2011 compared to 24.4% in the comparable period of last year.  This increase was due to continuing cost pressures from certain commodities, primarily dairy, produce and some general grocery items.

Our restaurant menus are among the most diversified in the foodservice industry and, accordingly, are not overly dependent on a few select commodities.  Changes in costs for one commodity can sometimes be counterbalanced by cost changes in other commodity categories.  The principal commodity categories for our restaurants include produce, poultry, meat, fish and seafood, dairy, bread and general grocery items.

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

As has been our past practice, we will carefully consider opportunities to introduce new menu items and implement selected menu price increases to help offset any expected cost increases for key commodities and other goods and services utilized by our operations.

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

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, decreased to 32.3% in the third quarter of fiscal 2011 compared to 32.8% in the comparable period of last year.  This decrease resulted primarily from lower group medical insurance costs.  Stock-based compensation included in labor was $1.0 million in the third quarter of fiscal 2011 compared to $1.2 million in the third quarter of fiscal 2010.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead, selling and distribution expenses.  As a percentage of revenues, other operating costs and expenses decreased to 24.7% for the thirteen weeks ended September 27, 2011 from 24.9% for the thirteen weeks ended September 28, 2010. This decline resulted primarily from the timing of marketing expenses.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, as well as the restaurant field supervision, bakery administrative, and corporate support organizations.  As a percentage of revenues, G&A expenses decreased to 5.5% for the thirteen weeks ended September 27, 2011 versus 5.7% for the comparable period of fiscal 2010 primarily due to a lower accrual for corporate performance bonuses in the third quarter of fiscal 2011 as compared to the comparable prior year period, as well as leverage from increased sales.  Stock-based compensation included in G&A was $1.8 million in the third quarter of fiscal 2011 compared to $1.7 million in the third quarter of fiscal 2010.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization decreased to 4.1% for the thirteen weeks ended September 27, 2011 compared to 4.3% for the same period of last year.  The decrease is primarily attributable to lower capital investments in the past few years, as well as proportionately higher investment during those years in information systems, which have shorter useful lives than most restaurant capital expenditures.

Preopening Costs

Preopening costs were $4.3 million for the thirteen weeks ended September 27, 2011 compared to $1.5 million in the comparable period of the prior year.  We opened four restaurants in the third quarter of fiscal 2011 compared to one in the third quarter of fiscal 2010.  We did not open any restaurants in the fourth quarter of fiscal 2010 compared to the planned opening of two restaurants in the fourth quarter of fiscal 2011.

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

Interest Expense, Interest Income and Other (Expense)/Income, Net

Interest expense decreased to $1.2 million for the third quarter of fiscal 2011 compared to $1.7 million for the comparable period last year. This decrease was due primarily to no outstanding borrowings under our Facility during the third quarter of fiscal 2011 as compared to a $55.0 million average debt balance in the same prior year period.  Interest expense also included $0.9 million and $0.7 million for the third quarter of fiscal 2011 and fiscal 2010, respectively, associated with landlord construction allowances deemed to be financing in accordance with accounting guidance.

Interest income was less than $0.1 million in both the third quarter of fiscal 2011 and fiscal 2010.

We recorded net other expense of less than $0.1 million for the thirteen weeks ended September 27, 2011 compared to $0.4 million for the comparable prior year period.  This variance primarily relates to changes in the value of our investments in variable life insurance contracts used to support our Executive Savings Plan (“ESP”), a non-qualified deferred compensation plan.

Income Tax Provision

Our effective income tax rate was 29.2% for the third quarter of fiscal 2011 compared to 25.0% for the comparable prior year period.  This increase was primarily attributable to non-deductible losses in the third quarter of fiscal 2011 as compared to nontaxable gains in the comparable prior period on our investments in variable life insurance contracts used to support our ESP, a lower proportion in the third quarter of fiscal 2011 of FICA tip credit in relation to pretax income than in the third quarter of fiscal 2010 and the resolution in the third quarter of fiscal 2010 of our 162(m) Dispute as to tax year 2005.  See Note 4 of Notes to Consolidated Financial Statements in Part1, Item 1 of this report for further discussion on this matter.  This increase was partially offset by the Hiring Incentives to Restore Employment (HIRE) Act retention credit for fiscal 2011

Thirty-Nine Weeks Ended September 27, 2011 Compared to Thirty-Nine Weeks Ended September 28, 2010

Revenues

Revenues increased 3.0% to $1,279.9 million for the thirty-nine weeks ended September 27, 2011 compared to $1,242.7 million for the thirty-nine weeks ended September 28, 2010.

Restaurant sales increased 2.9% to $1,236.8 million compared to $1,201.5 million for the same period of the prior year.  Comparable sales at The Cheesecake Factory and Grand Lux Cafe increased by 1.5%, or $17.7 million, from the first three quarters of fiscal 2011.

Comparable sales at The Cheesecake Factory restaurants increased 1.7% from the first three quarters of fiscal 2010 driven both by improved guest traffic and average check.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, The Cheesecake Factory menu included a 1.4% increase in pricing for the thirty-nine weeks ended September 27, 2011.  This increased menu pricing was partially offset by unfavorable menu mix shifts due to check management by our guests.

Comparable sales at our Grand Lux Cafe restaurants decreased 1.0% in the first three quarters of fiscal 2011 as compared to the prior year, primarily driven by a decline in guest traffic partially offset by an increase in average check.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, the Grand Lux Cafe menu included a 0.6% increase in pricing for the thirty-nine weeks ended September 27, 2011.

Total restaurant operating weeks increased 1.6% to 6,410 for the thirty-nine weeks ended September 27, 2011.  Average sales per restaurant operating week increased 1.3% to $192,950 compared to the same period of fiscal 2010.

Bakery sales increased 4.9% to $43.2 million for the thirty-nine weeks ended September 27, 2011 compared to $41.2 million for the comparable period of last year. This increase resulted from higher sales to distributors and retailers, partially offset by a decline in warehouse club sales.

Cost of Sales

As a percentage of revenues, cost of sales increased to 25.3% for the thirty-nine weeks ended September 27, 2011 compared to 24.4% in the comparable period of last year.  This increase was due to cost pressures from certain commodities, primarily dairy, produce and some general grocery items.

Labor Expenses

As a percentage of revenues, labor expenses for the thirty-nine weeks ended September 27, 2011 decreased to 32.5% compared to 32.9% in the comparable period of last year.  This decrease resulted primarily from overall productivity gains, favorable group medical insurance costs and lower stock-based compensation.  Stock-based compensation included in labor declined to $3.1 million for the first three quarters of fiscal 2011 compared to $3.8 million in the first three quarters of fiscal 2010.

Other Operating Costs and Expenses

As a percentage of revenues, other operating costs and expenses were 24.5% for both the thirty-nine weeks ended September 27, 2011 and for the comparable period of last year.  This was primarily due to higher year-over-year expense related to our self-insured workers’ compensation and general liability plans, offset by timing of marketing expenses.

General and Administrative Expenses

As a percentage of revenues, G&A expenses decreased to 5.6% for the thirty-nine weeks ended September 27, 2011 compared to 5.7% in the comparable period of fiscal 2010, due primarily to a lower accrual for corporate performance bonuses in the third quarter of fiscal 2011 as compared to the comparable prior year period, as well as leverage from increased sales.  Stock-based compensation included in G&A was $5.6 million and $5.5 million in the first three quarters of fiscal 2011 and fiscal 2010, respectively.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization decreased to 4.1% for the thirty-nine weeks ended September 27, 2011 compared to 4.4% for the same period of last year.  The decrease is primarily attributable to lower capital investments in the past few years, as well as proportionately higher investment during those years in information systems, which have shorter useful lives than most restaurant capital expenditures.

Preopening Costs

Preopening costs increased to $7.1 million for the thirty-nine weeks ended September 27, 2011 compared to $4.3 million in the comparable period of the prior year.  We incurred preopening costs to open five The Cheesecake Factory restaurants in the first three quarters of fiscal 2011 compared to opening three The Cheesecake Factory restaurants during the first three quarters of fiscal 2010.  In addition, we incurred higher costs for future openings in the first three quarters of fiscal 2011 than in the comparable prior year period.  We did not open any The Cheesecake Factory restaurants in the last quarter of fiscal 2010 compared to the planned opening of two The Cheesecake Factory restaurants in the last quarter of fiscal 2011.

Interest Expense, Interest Income and Other(Expense)/Income, Net

Interest expense decreased to $3.7 million for the first three quarters of fiscal 2011 compared to $15.3 million for the comparable period last year, due primarily to $7.4 million incurred in the second quarter of fiscal 2010 to unwind an interest rate collar.  In addition, we had no outstanding borrowings under our Facility during the first three quarters of fiscal 2011 as compared to a $82.0 million average debt balance in the same prior year period.  Interest expense also included $2.8 million and $2.7 million for the first three quarters of fiscal 2011 and fiscal 2010, respectively, associated with landlord construction allowances deemed to be financing in accordance with accounting guidance.

Interest income was $0.1 million for the thirty-nine weeks ended September 27, 2011 compared to $0.2 million for the comparable period last year.

We recorded net other expense of $0.2 million for the thirty-nine weeks ended September 27, 2011 compared to other income of $0.1 million for the comparable period last year.  This variance primarily relates to losses on disposals of fixed assets recorded in the first three quarters of fiscal 2011, changes in the value of our investments in variable life insurance contracts used to support our ESP, and reductions of other miscellaneous income items compared to the first three quarters of fiscal 2010.

Income Tax Provision

Our effective income tax rate was 28.2% for the first three quarters of fiscal 2011 compared to 27.4% for the comparable prior year period.  This increase was primarily attributable to a lower proportion in the first three quarters of fiscal 2011 of FICA tip credit in relation to pretax income than in the first three quarters of fiscal 2010 and the resolution in the third quarter of fiscal 2010 of our 162(m) Dispute as to tax year 2005.  See Note 4 of Notes to Consolidated Financial Statements in Part1, Item 1 of this report for further discussion on this matter.  This increase was partially offset by the Hiring Incentives to Restore Employment (HIRE) Act retention credit for fiscal 2011

Non-GAAP Measures

Adjusted net income and adjusted diluted net income per share are supplemental measures of our performance that are not required by or presented in accordance with GAAP.  These non-GAAP measures may not be comparable to similarly-titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen Weeks Ended September 27, 2011	Thirteen Weeks Ended September 28, 2010	Thirty-Nine Weeks Ended September 27, 2011	Thirty-Nine Weeks Ended September 28, 2010

Net income	$20,574	$21,953	$65,778	$59,848
After-tax impact from:
Unwinding of interest rate collar (1)	—	—	—	4,426
Adjusted net income	$20,574	$21,953	$65,778	$64,274

Diluted net income per share	$0.36	$0.37	$1.11	$0.99
After-tax impact from:
Unwinding of interest rate collar (1)	—	—	—	0.07
Adjusted net income per share	$0.36	$0.37	$1.11	$1.06

(1)          Represents costs to unwind a derivative instrument in conjunction with reducing the outstanding balance on our revolving credit facility.  The pre-tax amount associated with this item is $7,376 and was recorded in interest expense.

Fiscal 2011 Outlook

For the fourth quarter of fiscal 2011, we estimate comparable restaurant sales will increase in a range between 1.5% and 2.5%.  Based on this assumption, our estimate for diluted earnings per share in the fourth quarter of fiscal 2011 is $0.51 to $0.53.

For the full fiscal year 2011, we expect to open seven The Cheesecake Factory restaurants, six of which were opened as of November 4, 2011.  We expect fiscal 2011 cash capital expenditures for new restaurant openings, maintenance and additions on our existing restaurants, and bakery and corporate infrastructure investments to range between $75 million and $80 million. We also increased our target for repurchases of our common stock to between $145 million and $170 million, depending on Company performance and market conditions.  We repurchased $145.0 million of our common stock during the first three quarters of fiscal 2011.

We expect our tax rate to be between 27% and 28% for both the fourth quarter and full year fiscal 2011.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31st for financial reporting purposes.  Fiscal 2011 is a 53-week year, with an additional week in the fourth quarter.  The impact from the extra week is incorporated into our estimates.  Fiscal year 2010 consisted of 52 weeks.  Fiscal year 2012 will also consist of 52 weeks.

Fiscal 2012 Outlook

In fiscal 2012, we plan to open as many as seven to ten new restaurants, including one Grand Lux Cafe.  In addition to these domestic openings, our licensee plans to open three locations in the Middle East.  We estimate diluted earnings per share for fiscal 2012 will be between $1.80 and $1.90 based on an assumed comparable sales range of between 1.0% and 2.0%.  We expect cash capital expenditures in fiscal 2012 to range between $105 million and $125 million.  We also plan to continue repurchasing shares of our common stock.

Liquidity and Capital Resources

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Thirty-Nine Weeks Ended September 27, 2011	Thirty-Nine Weeks Ended September 28, 2010

Cash provided by operating activities	$121.3	$110.3
Capital expenditures	$(50.2)	$(29.4)
Proceeds from exercise of employee stock options	$9.3	$12.8
Repayment on credit facility	$—	$(60.0)
Purchase of treasury stock	$(145.1)	$(51.2)

During the thirty-nine weeks ended September 27, 2011, our cash on hand decreased by $61.9 million to $19.7 million.  This decrease was primarily attributable to treasury stock purchases and capital expenditures, partially offset by cash provided by operating activities and proceeds from the exercise of employee stock options.

For fiscal 2011, we currently estimate our cash outlays for capital expenditures to range between $75 million and $80 million, net of agreed-upon up-front cash landlord construction contributions and excluding $9 million of expected noncapitalizable preopening costs for new restaurants.  Our estimate for capital expenditures for fiscal 2011 contemplates a net outlay of $46 million to $48 million for seven restaurants to be opened during fiscal 2011 and estimated construction-in-progress disbursements for anticipated fiscal 2012 openings.  These amounts are net of estimated collections of up-front cash landlord construction contributions.  Expected capital expenditures for fiscal 2011 also include $20 million to $22 million for maintenance and capacity additions on our existing restaurants and $9 million to $10 million for bakery and corporate infrastructure investments.

At September 27, 2011, we had no borrowings outstanding under our $200 million revolving credit facility (“Facility”).  Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of September 27, 2011, we had net availability for borrowings of $182 million, based upon a zero outstanding debt balance and $18 million in standby letters of credit.  In addition, our Facility limits our cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined leverage ratio.  See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.

On October 17, 2011, our Board of Directors increased the authorization to repurchase our common stock by 10.0 million shares to 41.0 million shares.  Under this authorization, we have cumulatively repurchased a total of 30.2 million shares at a total cost of $703.4 million through September 27, 2011, including 5.0 million shares at a total cost of $145.1 million during the first three quarters of fiscal 2011.  We target repurchasing between $145 million and $170 million of our common stock during fiscal 2011, depending on Company performance and market conditions.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.

In February 2011, our Board of Directors approved the adoption of a trading plan under Rule 10b5-1 (“10b5-1Plan”) under the Securities Exchange Act of 1934, as amended (“Act”), which was effective from March 16, 2011 through February 29, 2012.  This 10b5-1 Plan was terminated during the third quarter of fiscal 2011, in accordance with its terms, upon the repurchase of all of the shares contemplated to be repurchased under the plan.  Also in February 2011, the Board of Directors approved the terms of a share repurchase plan (“10b-18 Plan”) under which we were authorized to repurchase shares of our common stock in open market transactions in accordance with Rule 10b-18 of the Act, effective from February 24, 2011 through May 13, 2011.  This 10b-18 Plan terminated on April 19, 2011, in accordance with its terms upon the repurchase of all of the shares contemplated to be repurchased under the plan.

On October 17, 2011, the Board of Directors approved the terms of a new 10b-18 Plan, under which we are authorized to repurchase shares of our common stock in open market transactions in accordance with Rule 10b-18 of the Act, effective from October 24, 2011 through November 11, 2011.  In addition, on November 1, 2011, our Board of Directors approved the adoption of a new 10b5-1 Plan, which will be effective from December 5, 2011 through July 3, 2012.  Purchases under the 10b5-1 Plan may be made in the open market or through privately negotiated transactions in support of the Company’s stock repurchase plan.  Purchases in the open market will be made in compliance with Rule 10b-18 under the Act.

The timing and number of shares repurchased pursuant to the share repurchase authorization are subject to a number of factors, including legal constraints and financial covenants under our credit facility that limit share repurchases based on a defined leverage ratio.  (See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us.  We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, a review of our capital structure and cost of capital, our share price and current market conditions.  One of our objectives with regard to share repurchases is to offset the dilution to our shares outstanding that results from employee stock option exercises.

Based on our current expansion objectives, we believe that during the upcoming 12 months our cash and cash equivalents, combined with expected cash flows provided by operations, available borrowings under our credit facility and expected landlord construction contributions should be sufficient in the aggregate to finance our capital allocation strategy, including capital expenditures and share repurchases and allow us to consider additional possible capital allocation strategies, such as the initiation of a dividend, acquisitions or other growth vehicles.

As of September 27, 2011, we were not a party to any off-balance sheet arrangements.

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

We are exposed to market risk from interest rate changes on our funded debt.  This exposure relates to the component of the interest rate on our $200 million revolving credit facility (“Facility”) that is indexed to three-month LIBOR.  As of September 27, 2011, we had no debt outstanding under the Facility.  Therefore, we had no exposure to interest rate fluctuations on our funded debt at that date.  See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.

We are also subject to market risk related to our investments in variable life insurance contracts used to support our ESP to the extent these investments are not equivalent to the related liability.  In addition, because changes in these investments are not taxable, the full impact of gains or losses affects net income.  Based on balances at September 27, 2011 and December 28, 2010, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not impact income before income taxes.  However, net income would decline by $0.9 million and $0.7 million, respectively.

We purchase food and other commodities for use in our operations based on market prices established with our suppliers.  Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control.  To manage this risk in part, we periodically enter into fixed-price purchase commitments, with terms typically up to one year, for many of our commodity requirements.  However, we are currently unable to contract for long periods of time for certain of our commodities such as fish and most dairy items (except for cream cheese used in our bakery operations).  Dairy costs can also fluctuate due to government regulation.  Substantially all of our food and supplies are available from multiple qualified suppliers, which helps to diversify our overall commodity cost risk.  In addition, we may have the ability to increase menu prices, or vary menu items, in response to food commodity price increases.  Some of our commodity purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps.  We do not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 27, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 27, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information regarding our purchases of our common stock during the thirteen weeks ended September 27, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 29 — August 2, 2011	391,550	$31.76	391,550	2,169,133
August 3 — August 30, 2011	721,409	27.02	721,409	1,447,724
August 31 — September 27, 2011	674,359	26.84	674,359	773,365
Total	1,787,318		1,787,318

On October 17, 2011, our Board of Directors increased the authorization to repurchase our common stock by 10.0 million shares to a total of 41.0 million shares.  Under this and previous authorizations, we have cumulatively repurchased a total of 30.2 million shares at a total cost of $703.4 million through September 27, 2011, including 5.0 million shares at a total cost of $145.1 million during the first three quarters of fiscal 2011.  We target repurchasing between $145 million and $170 million of our common stock during fiscal 2011, depending on Company performance and market conditions.  Our current stock purchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.

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

Item 6.  Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1	Form of Reorganization Agreement	Amend. No. 1 to Form S-1	33-479336	2.1	8/17/92
3.1	Restated Certificate of Incorporation including Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock	10-K	000-20574	3.1	2/23/11
3.2	Amended and Restated Bylaws as of May 20, 2009	8-K	000-20574	3.8	5/27/09
3.3	Form of Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	8-A	000-20574	1	8/18/98
3.4	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	Amend. No. 1 to Form 8-A	000-20574	2	11/13/03
3.5	Amendment No. 2 to Rights Agreement dated as of August 1, 2008 between The Cheesecake Factory Incorporated and Computershare Trust Company	Amend. No 2 to Form 8-A	000-20574	3	8/1/08
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer	—	—	—	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	—	—	—	Filed herewith
Exhibit 101	XBRL (Extensible Business Reporting Language) The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2011, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of stockholders’ equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2011	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ W. DOUGLAS BENN
W. Douglas Benn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)