Form 10-K
period 2012-01-03
CHEESECAKE FACTORY INC
filed 2012-02-29
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, June 28, 2011, was $1,687,955,925 (based on the last reported sales on The NASDAQ Stock Market on that date).

As of February 10, 2012, 54,635,658 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the registrant’s proxy statement for the annual meeting of stockholders to be held on May 31, 2012.

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

In connection with the “safe harbor” provisions of the Acts, we have identified and are disclosing important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf (see Item 1A —  Risk Factors).  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.  Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements.  Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made.  Except as may be required by law, we do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

ITEM 1.  BUSINESS

General

As of February 23, 2012, The Cheesecake Factory Incorporated (referred to herein as the “Company” or as “we,” “us” and “our”) operated 170 upscale, casual, full-service dining restaurants: 156 under The Cheesecake Factory® mark, 13 under the Grand Lux Cafe® mark and one under the RockSugar Pan Asian Kitchen® mark.  We also operated two bakery production facilities.  Throughout this report, we use the term “restaurants” to include The Cheesecake Factory, Grand Lux Cafe and RockSugar Pan Asian Kitchen, unless otherwise noted.

In January 2011, we announced our initial expansion plans outside of the United States.  See the section entitled “International Expansion” in Item 1 for further discussion of our international licensing agreement.

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

Restaurant sales represented 96% of our revenues in fiscal 2011, 2010 and 2009.  Our restaurants provide full alcoholic beverage service and are open seven days a week for lunch and dinner, as well as Sunday brunch.  Our restaurants are closed on Thanksgiving and Christmas.  Hours of operation are generally from 11:00 a.m. to 11:00 p.m., except on weekends when most of our restaurants stay open past midnight, and on Sunday when most of our restaurants open at 10:00 a.m. for brunch.

Our bakery operations create and market branded bakery products under The Cheesecake Factory®, The Cheesecake Factory Bakery® and The Dream Factory® marks as well as private-label bakery products to other foodservice operators, retailers and distributors (“bakery sales”).  Our bakery’s primary role is to provide cheesecakes and other baked goods to our restaurants.  In addition, we leverage our brand identity with consumers and profitably utilize our bakery production capacity through sales to external customers.  Bakery sales represented approximately 4% of our revenues for fiscal 2011, 2010 and 2009.  For segment information, see Note 15 of Notes to Consolidated Financial Statements in Part IV, Item 15.

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

The Cheesecake Factory Restaurant Concept

The Cheesecake Factory restaurants provide a distinctive, high quality dining experience at moderate prices by offering an extensive, innovative and evolving menu in an upscale casual, high energy setting with attentive, efficient and friendly service.  As a result, The Cheesecake Factory restaurants appeal to a diverse guest base across a broad demographic range.  Our extensive menu enables us to compete for substantially all dining preferences and occasions from the key lunch and dinner day parts to the mid-afternoon and late-night day parts, which are traditionally weaker times for most casual dining restaurants.  The Cheesecake Factory restaurants are not open for breakfast, but do offer Sunday brunch.  All items (excluding alcoholic beverages) on the menu, including approximately 40 varieties of cheesecake and other quality baked desserts, may be purchased for off-premise consumption, which represented approximately 9%, 9% and 8% of total Cheesecake Factory restaurant sales in fiscal 2011, 2010 and 2009, respectively.

The Cheesecake Factory menu features over 200 items in addition to items presented on supplemental menus, such as our SkinnyliciousTM menu, which offers over 50 innovative items at 590 calories or less.  Menu offerings include appetizers, pizza, seafood, steaks, chicken, burgers, specialty items, pastas, salads, sandwiches, omelets and desserts.  Examples of menu offerings include Chicken Madeira, Cajun Jambalaya Pasta, Thai Lettuce Wraps and Chicken Bellagio.  Menu items, except those desserts manufactured at our bakery production facilities, are prepared from scratch daily at our restaurants with high quality, fresh ingredients using innovative and proprietary recipes.  We consider the extensive selection of items on our menu to be an important factor in the differentiation of our restaurants from our competitors.

The Cheesecake Factory menu features all-natural chicken with no added hormones, Certified Angus Beef, American Style Kobe or U.S.D.A. Prime or Choice, fresh fish that is either longline or hook and line caught whenever possible, cooking oils that contain no trans fat according to United States Food and Drug Administration Food Labeling Guidelines, and produce that is mainly sourced directly from premium growers.  In addition, we offer sustainably grown coffee certified by Rainforest Alliance and certified organic black and herbal teas.

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

Our ability to create, promote and attractively display our unique line of desserts is also important to the competitive positioning and financial success of our restaurants.  Our brand identity and reputation for offering high quality desserts results in a higher percentage of dessert sales compared to most chain restaurant operators.  Dessert sales represented approximately 15% for fiscal 2011, 2010 and 2009 of The Cheesecake Factory restaurant sales.

Each of our restaurants offers a full-service bar where our entire menu is served.  Our alcoholic beverage sales represented approximately 13% of The Cheesecake Factory restaurant sales for fiscal 2011, 2010 and 2009.  Most of our alcoholic beverage sales occur with meal purchases.

We place significant emphasis on the unique interior design and decor of our restaurants, which results in a higher investment per square foot of restaurant space than is typical for the casual dining industry.  However, each of our restaurants has historically generated annual sales per square foot that are also typically higher than our competitors.  Our stylish restaurant design and decor contribute to the distinctive dining experience enjoyed by our guests.  Each restaurant features large, open dining areas and a contemporary kitchen design. Approximately 90% of our restaurants offer outdoor patio seating as weather permits.  Approximately 20% of our total estimated productive seating capacity is located on outdoor patios, which can be subject to underutilization from time to time due to unfavorable weather conditions.  The table and seating layouts of our restaurants are flexible, permitting tables and seats to be easily rearranged to accommodate large groups or parties, thus permitting more effective utilization of seating capacity.

Grand Lux Cafe Restaurant Concept

Grand Lux Cafe is an upscale casual dining concept that offers unique American and international menu items in a sophisticated but relaxed atmosphere.  The menu at Grand Lux Cafe offers approximately 200 items, including appetizers, pasta, seafood, steaks, chicken, burgers, salads, specialty items and desserts.  Examples of menu offerings include our Crispy Caramel Chicken, Buffalo Chicken Rolls, Cedar Planked BBQ Salmon and Shrimp Scampi.  A full-service bar, as well as an onsite bakery which produces made-to-order desserts, are also elements of this concept.  Our location in the Venetian Resort-Hotel-Casino in Las Vegas, Nevada is open 24 hours a day and its sister location in the Palazzo Resort-Hotel-Casino is open up to 21 hours a day.  Both locations also offer a breakfast menu.  All Grand Lux Cafe locations offer a weekend brunch.

During the past few years, we gained valuable insight into the Grand Lux Cafe concept, including the types of markets in which it performs well, how guests perceive the concept based on its design and decor, how guests use the restaurant and the appropriate size of future units. We have refined Grand Lux Cafe’s architectural design and layout to incorporate this knowledge and to position the concept as we believe appropriate for potential future growth.  In fiscal 2012, we expect to open one newly designed Grand Lux Cafe, will evaluate its performance and will continue to search for additional premier locations that would be suitable for this concept.

RockSugar Pan Asian Kitchen Concept

RockSugar Pan Asian Kitchen is a unique concept featuring a Southeast Asian menu in an upscale casual dining setting.  The unique décor of the restaurant features design elements true to the restaurant’s Southeast Asian branding.  RockSugar Pan Asian Kitchen showcases the cuisines of Thailand, Vietnam, Malaysia, Singapore, Indonesia and India with approximately 80 dishes served Asian family-style to create an atmosphere that encourages sharing and conversation.  Examples of menu offerings include Shaking Beef, Thai Basil Cashew Chicken, Roasted Thai Chilean Sea Bass and Crispy Samosas.  RockSugar Pan Asian Kitchen also features a full-service bar with an extensive wine list and exotic cocktails, as well as an onsite bakery where we create freshly-made desserts that infuse traditional French flair into nearly a dozen Asian-influenced items.  We currently operate one RockSugar Pan Asian Kitchen restaurant in Los Angeles, California and continue to evaluate the concept’s potential for future growth.

Competitive Positioning

The restaurant industry is highly competitive with respect to price, value and promotions, service, location, and food quality.  We compete directly and indirectly with national and regional restaurant chains as well as locally-owned restaurants and many of our competitors have significantly greater financial and operational resources, higher system-wide revenues and greater economies of scale than we do.  Some of our competitors have greater resources to market aggressively to consumers, which could make it more difficult for us to maintain or increase our market share.  We also compete with other restaurants and retail establishments for quality site locations and qualified personnel to operate our restaurants.  In addition, we face growing competition from fast casual restaurants, quick-service restaurants and grocery stores that have increased the variety of their product offerings in response to consumer demand.  (See Item 1A — Risk Factors for a discussion of additional factors that may impact our competitiveness.)

The restaurant industry is comprised of multiple segments, including fine dining, casual dining and quick-service.  Casual dining can be sub-divided further into upscale casual, core casual and fast casual dining.  Our restaurants operate in the upscale casual dining segment, which is differentiated by freshly prepared and innovative food, flavorful recipes with creative presentations, unique restaurant layouts, eye-catching design elements and more personalized service.  Upscale casual dining is positioned higher than core casual dining, with standards that are closer to fine dining.  We believe that we are a leader in upscale casual dining given our high average sales per square foot and per restaurant.  The key elements that drive our exceptional total guest experience include the following:

Extensive and Innovative Menu with Award-Winning Bar and Bakery Programs.  Our restaurants offer one of the broadest menus in casual dining and feature a wide array of flavors with portions designed for sharing.  Substantially all of our menu items, except the desserts manufactured at our bakery production facilities, are prepared fresh daily at each restaurant using high quality ingredients based on innovative and proprietary recipes.  We generally update our menus twice each year to respond to evolving consumer dining preferences and needs, as well as food trends, food-related legislation and changes in consumers eating habits.  These menu updates keep our concepts relevant to consumers.  Our bakery production facilities produce over 70 varieties of quality cheesecake and other baked desserts using high quality dairy and other ingredients. We periodically introduce new and innovative cheesecakes and other baked desserts as part of our menu enhancements and for our external customers.

Commitment to Excellent Service and Hospitality through the Selection, Training and Retention of High Quality Employees.  Our mission is to create an environment where absolute guest satisfaction is our highest priority.  We strive to consistently exceed the expectations of our guests in all aspects of their experience in our restaurants.  One of the most important aspects of delivering dependable, quality service is experienced staff members who can execute our concepts according to our high standards.  Our recruitment, selection, training and retention programs are among the most comprehensive in the restaurant industry, enabling us to attract and retain qualified staff members who are motivated to consistently provide excellence in guest hospitality.  By providing extensive training, our goal is to encourage our staff members to develop a sense of personal commitment to our core values and culture of excellence in restauranteuring and guest hospitality.  These programs result in generally higher retention rates relative to the restaurant industry.  (See “Restaurant Operations and Management” below.)

High Quality, High Profile Restaurant Locations and Flexible Site Layouts.  We target restaurant sites in high quality, high profile locations with a balanced mix of residences and businesses, including shopping and entertainment outlets.  Our restaurants rely principally on the visit frequency and loyalty of our guests who work, reside or shop near each of our restaurants.  We have the flexibility to design our restaurants to accommodate a wide variety of urban and suburban site layouts, including multi-level locations.  We have a variety of restaurant design sizes ranging from 7,000 to 15,000 interior square feet.  The size of our restaurants is a differentiating feature and contributes to their high-energy atmosphere.  In the future, we expect the majority of our new restaurants to vary from 7,000 to 10,000 interior square feet, selected appropriately for each market and specific site, and to deliver at or above our required return on investment.  The addition of the smaller restaurant size expands our market opportunity, allowing us to enter smaller markets, fill in existing markets more effectively and strategically reduce our investment costs in larger markets.

Distinctive Restaurant Design and Decor and Outdoor Seating.  Our restaurants’ distinctive contemporary design and decor create a high energy, non-chain image and upscale ambiance in a casual setting.  Our restaurant design has evolved over time to keep our restaurants fresh, with a ‘look and feel’ that appeals to guests.  Whenever possible, outdoor patio seating is incorporated in the design of our restaurants, allowing for additional restaurant capacity, as weather permits, at a comparatively low occupancy cost per seat.  Outdoor patio seating is available at approximately 90% of our restaurants.

Affordability.  We believe our restaurants are recognized by consumers for offering value with menu items across a broad array of price points and generous food portions at moderate prices.  Over the past several years, we introduced new menu items and categories at our restaurants, such as SkinnyliciousTM and Small Plates and Snacks, further enhancing the variety and price point offerings to our guests. The estimated average check for each The Cheesecake Factory restaurant guest, including beverages and desserts, was approximately $19.10, $18.90 and $18.80 for fiscal 2011, 2010 and 2009, respectively.  The estimated average check per restaurant guest at Grand Lux Cafe was approximately $19.30 for fiscal 2011 and $19.10 for fiscal 2010 and 2009.

With regard to our bakery operations, competition within the premium baked dessert category remains high.  The desserts offered through our retail and foodservice channels are strongly positioned in this market based on brand recognition, creativity and quality.

Existing Restaurant Locations

As of February 23, 2012, we operated 170 upscale, casual, full-service dining restaurants: 156 under The Cheesecake Factory® mark in 35 states and the District of Columbia; 13 under the Grand Lux Cafe® mark in nine states; and one RockSugar Pan Asian Kitchen® in California.  During fiscal 2011, we terminated licenses for two bakery cafes operated under The Cheesecake Factory Bakery Cafe® mark by another food service provider.

Existing Company-Operated Full-Service Restaurant Locations by State

State	The Cheesecake Factory	Grand Lux Cafe	RockSugar Pan Asian Kitchen	Total
Alabama	1			1
Arizona	6	1		7
California	33	1	1	35
Colorado	3	1		4
Connecticut	2			2
Delaware	1			1
District of Columbia	1			1
Florida	15	3		18
Georgia	4			4
Hawaii	1			1
Idaho	1			1
Illinois	5	1		6
Indiana	2			2
Iowa	1			1
Kansas	1			1
Kentucky	1			1
Maryland	5			5
Massachusetts	7			7
Minnesota	1			1
Missouri	3			3
Nebraska	1			1
Nevada	3	2		5
New Jersey	7	1		8
New York	9	1		10
North Carolina	3			3
Oklahoma	2			2
Ohio	6			6
Oregon	1			1
Pennsylvania	4			4
Rhode Island	1			1
Tennessee	1			1
Texas	12	2		14
Utah	1			1
Virginia	6			6
Washington	3			3
Wisconsin	2			2
Total	156	13	1	170

Domestic Expansion

We believe the viability of The Cheesecake Factory concept has been successfully demonstrated in a variety of layouts (single or multi-level, from 7,000 to 15,000 interior square feet), site locations (i.e., urban or suburban shopping malls, lifestyle centers, retail strip centers, office complexes and entertainment centers — either freestanding or in-line) and trade areas across the United States.  Accordingly, we intend to continue developing The Cheesecake Factory restaurants in high quality, high profile locations that meet our site standards.  We have the flexibility in our restaurant designs to penetrate a wide variety of markets across varying population densities in both existing and new markets.

In addition to expanding The Cheesecake Factory concept, we plan to selectively pursue other opportunities to leverage the competitive strengths of our restaurant operations, including the expansion of the Grand Lux Cafe concept, as well as the potential to expand RockSugar Pan Asian Kitchen and develop or acquire new restaurant concepts.  We also intend to seek opportunities to expand both our restaurant and bakery operations internationally (see “International Expansion” below).

We opened seven new restaurants in fiscal 2011, three new restaurants in fiscal 2010 and one new restaurant in fiscal 2009.  The average interior square footage for restaurants opened during fiscal 2011, 2010 and 2009 was 8,400, 9,300 and 11,000, respectively.

From the beginning of the recession in 2008 until 2011, the number of sites we would consider appropriate for our restaurants was below historical levels due to a variety of factors, including a lack of new development by landlords.  We are beginning to see a greater number of potential sites, primarily in existing mall renovations or expansions, that meet our criteria.  As a result, we expect to open as many as seven to eight new restaurants in fiscal 2012, including one Grand Lux Cafe.  It is difficult for us to precisely predict the timing of our new restaurant openings due to many factors that are outside of our control (see “New Restaurant Site Selection and Development” below).  We continually look for additional sites that meet our standards and are negotiating leases for potential future locations.  From time to time, we will also evaluate opportunities to acquire and convert other restaurant locations into our concepts.

Our upscale, highly customized, casual dining restaurants draw guests from a much larger geographical area compared to most casual dining chain restaurants.  The size of our restaurant trade areas varies by location, depending on a number of factors such as population density, demographics, retail, business, entertainment and other traffic generators and geography.  (See Item 1A — Risk Factors — “New Restaurant openings may negatively impact sales at our existing restaurants.”)

International Expansion

In January 2011, we announced our initial expansion plans outside of the United States.  We entered into an exclusive licensing agreement with a Kuwait-based company to build and operate The Cheesecake Factory restaurants in the Middle East.  The agreement provides for the development of 22 restaurants over five years in the United Arab Emirates, Kuwait, Bahrain, Qatar and the Kingdom of Saudi Arabia, with the opportunity to expand the agreement to include other markets in the Middle East, North Africa, Central and Eastern Europe, Russia and Turkey.  This licensing agreement includes an initial development fee, site and design fees and ongoing royalties on our licensee’s restaurant sales.  The transaction also includes an agreement to supply bakery products branded under The Cheesecake Factory trademark to such restaurants.  We expect to open as many as three locations in the Middle East in fiscal 2012, but do not expect these openings to have a material impact on our financial results in fiscal 2012.

As we evaluate other international markets, we will consider opportunities to operate certain international locations ourselves and/or enter into joint ventures.  We are extremely selective in our assessment of potential partners, whether for licensing or joint venture agreements, focusing on well-capitalized companies that have established business infrastructures, expertise in multiple countries and experience in operating upscale casual dining restaurants.  We look to partner with companies who will protect our brands and operate our concept in a high quality, consistent way.

New Restaurant Site Selection and Development

We believe the locations of our restaurants are critical to our long-term success, and we devote significant time and resources to analyzing each prospective site.  We consider many factors in assessing the suitability of a site, including demographics such as average household income, and historical and anticipated population growth.  Since our restaurant concepts can be successfully executed within a variety of site locations and layouts, we are highly selective and flexible in choosing suitable locations.

We focus on high quality, high profile sites and fit the appropriate restaurant size to each location.  While our restaurants within each concept share common interior decor elements, the designs are customized for the specifics of each site, including the building type, square footage and layout of available space.

Our restaurant development model closely resembles a retail business model that occupies leased space in shopping malls, office complexes, retail strip centers, entertainment centers and other real estate developments.  We also develop freestanding restaurant locations using both ground leases and built-to-suit leases, which are commonly used to finance freestanding locations in the restaurant industry.  We do not rely on third-party financing to obtain or construct sites, although we generally receive tenant improvement allowances from our landlords as discussed below.  We generally lease our restaurant locations for primary periods of 15 to 20 years, with an option to renew.  Our rent structures vary by lease, but typically provide for the payment of both minimum rent and contingent (percentage) rent based on restaurant sales.  Our sales volumes generally exceed the minimum base rent threshold and, as a result, we pay percentage rent at a majority of our restaurant locations.  We are also typically responsible for our proportionate share of common area maintenance (“CAM”), insurance, property tax and other occupancy-related expenses under our leases.  Many of our leases provide for maximum allowable annual percentage or fixed dollar increases in CAM, insurance, and property tax expenses to enable us to better predict and control future variable lease costs.

We expend cash for leasehold improvements and furnishings, fixtures and equipment (“FF&E”) to build out and equip our leased premises.  We may also expend cash for structural additions that we make to leased premises.  Generally, a portion of the leasehold improvement and building costs are reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in our leases.  If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against our future minimum or percentage rents, or a combination thereof.  These contributions vary depending on the scope of construction activities and other factors, and may not be achievable at every site.  We own substantially all of the FF&E in our restaurants and plan to do so in the future.

The relatively high sales productivity of our restaurants provides opportunities to obtain suitable and competitive leasing terms from landlords.  Due to the flexible and customized nature of our restaurant operations and the complex design, construction and preopening processes for each new location, our lease negotiation and restaurant development time frames vary.  The development and opening process usually ranges from six to eighteen months, depending largely on the availability of the leased space we intend to occupy, and can be subject to delays either due to factors outside of our control or to our selective timing of restaurant openings.  The number and timing of new restaurants actually opened during any given period, and their associated contribution to operating week growth for the period, depend on a number of factors.  (See Item 1A — Risk Factors — “Our ability to secure an adequate number of high quality sites for new restaurant openings in the future could affect our ability to achieve our revenue and earnings per share growth targets.”)  While we attempt to manage those factors within our control, we have experienced unforeseen as well as planned delays in restaurant openings from time to time in the past and could experience delays in the opening of future sites.

Unit Economics

We believe that our ability to select suitable locations and operate successful, high quality restaurants results in the continuing popularity of our restaurant concepts with consumers.  This popularity is reflected in our average sales per square foot and sales per restaurant, which are among the highest of any publicly-held restaurant company.  The following discussion of sales and square foot averages includes only The Cheesecake Factory and Grand Lux Cafe restaurant concepts.

Average sales per restaurant open for the full year were approximately $10.2 million ($9.9 million on a 52 week basis), $9.8 million and $9.6 million for fiscal 2011, 2010 and 2009, respectively.  Since each of our restaurants has a customized layout and differs in size, an effective method to measure the unit economics of our concepts is by square foot.  Average sales per productive square foot (defined as interior plus seasonally-adjusted patio square footage) for restaurants open for the full year were approximately $885 ($864 on a 52 week basis), $850 and $830 for fiscal 2011, 2010 and 2009, respectively.

These results are not necessarily indicative of our future results in either our existing restaurants or in those restaurants we may open in the future.  Our average sales for any given fiscal year may be impacted, either positively or negatively, by a number of factors, including national, regional and local economic conditions, changes in consumer discretionary spending, changes in our menu pricing, shifts in our menu mix, changes in consumer eating habits, weather patterns in areas in which our restaurants are located and competition from other restaurants.  See Item 1A — Risk Factors for an additional discussion of the risks that can impact our average sales metrics for a given fiscal year.

We lease all of our restaurants and expend cash for leasehold improvements and FF&E to build out our restaurant premises, which is targeted at an average of $650 to $750 per interior square foot for The Cheesecake Factory restaurants, excluding preopening costs.  The construction costs to build out our restaurant premises vary geographically.  Additionally, our investment cost per square foot also varies from restaurant to restaurant, depending on the complexity of our build-out, site conditions, and labor conditions in the local market and the amount, if any, of construction contributions obtained from our landlords for structural additions and other leasehold improvements.

In selecting sites for our restaurants, an important objective is to earn an appropriate return on investment.  However, this return cannot be meaningfully measured until our restaurants reach their mature run-rate levels of sales and profitability.  The initial return on investment performance targets for newer concepts will typically be lower than the average for an established, highly productive concept such as The Cheesecake Factory, since the first few locations of a new concept are in a refinement stage as they build brand recognition over a period of time.  Our return targets do not consider field supervision and corporate support expenses; exclude non-cash items such as depreciation expense; exclude income taxes; and do not represent a targeted return on investment in our common stock.

Our new restaurants typically open with initial sales volumes well in excess of their sustainable run-rate levels.  This initial “honeymoon” effect usually results from grand opening publicity, promotions and other consumer awareness activities that generate abnormally high customer traffic for our concepts, particularly in new markets.  During the three to six months following the opening of new restaurants, customer traffic generally settles into its normal pattern, resulting in sales volumes that gradually adjust downward to their sustainable run-rate level. Additionally, our new restaurants usually require a three to four month period after opening to reach their targeted restaurant-level margin due to cost of sales and labor inefficiencies commonly associated with new, highly complex casual dining restaurants such as ours.  (See Item 1A — Risk Factors — “Our ability to secure an adequate number of high quality sites for new restaurant openings in the future could affect our ability to achieve our revenue and earnings per share growth targets” and “New restaurant openings may negatively impact sales at our existing restaurants.”)

Preopening Costs for New Restaurants

As a result of the highly customized and operationally complex nature of our upscale, high volume concepts, as well as the investment we make in properly training our staff to operate our restaurants, the preopening process for our restaurants is more extensive, time consuming and costly than that of most chain restaurant operations.  Preopening costs vary by location depending on a number of factors, including the proximity of our existing restaurants; the size and physical layout of each location; the number of management and hourly employees required to operate each restaurant; the availability of qualified restaurant staff members; the cost of travel and lodging for different metropolitan areas in which our restaurants are scheduled to open; the timing of the restaurant opening; and the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurants, which may also depend on our landlords obtaining their licenses and permits and completing their construction activities.

Preopening costs for a typical The Cheesecake Factory restaurant in an established market average approximately $1.2 million to $1.4 million and include all costs to relocate and compensate restaurant management employees during the preopening period; costs to recruit and train hourly restaurant employees; wages, travel and lodging costs for our opening training team and other support staff members; and straight-line minimum base rent during the build-out and in-restaurant training periods.  Also included in preopening costs are expenses for maintaining a roster of trained managers for pending openings; the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs; and corporate travel and support activities.  Preopening costs are usually higher for larger restaurants and initial entry into new markets.  We usually incur the most significant portion of preopening costs within the two months immediately preceding and the month of a restaurant’s opening.  Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Restaurant Operations and Management

Our ability to consistently and properly execute a complex menu made fresh daily in an upscale casual, high volume dining environment is critical to our overall success.  We employ detailed operating procedures, standards, controls, food line management systems, and cooking methods and processes to accommodate our extensive menu and to drive sales productivity.  However, the successful day-to-day operation of our restaurants remains critically dependent on the ability, dedication and engagement of our general managers, executive kitchen managers and all other management and hourly staff members working at our restaurants.  The availability and retention of high-level restaurant management has been and continues to be a significant industry-wide challenge.  (See Item 1A — Risk Factors “Our business and future development could be harmed if we are unable to retain, or effectively respond to a loss of, key personnel” and “If we are unable to successfully recruit and retain qualified restaurant management and operating personnel in an increasingly competitive market, our ability to effectively grow our business could be harmed.”)

We believe that the high average sales volumes and popularity of our restaurants allow us to attract and retain high quality, experienced restaurant-level management and other operational personnel.  In addition, we experience a higher level of management and staff member retention than the restaurant industry in general.  Each full-service restaurant is staffed with one general manager, one executive kitchen manager and average six to ten additional kitchen and front-of-the-house managers, depending on the size and sales volume of each restaurant.  Our general managers possess an average of almost 10 years of experience with the Company.  All newly recruited restaurant management personnel complete an extensive training program during which they receive both classroom and on-the-job instruction in food quality, safety and preparation, guest service, alcoholic beverage service, liquor liability avoidance, financial management and cost controls, risk management, staff relations, and our core values and culture of guest hospitality.  Managers continue their development by participating in and completing a variety of training and development activities to assess their skills and knowledge necessary for continued upward progression through our management levels.

Restaurant general managers report to an area director of operations who supervises the operations of six to eight restaurants, depending on geographic and management experience factors.  In turn, each area director of operations reports to one of four regional vice presidents of restaurant operations.  Our executive kitchen managers report to their general managers, but are also supervised by an area kitchen operations manager responsible for between six and ten restaurants.  Our restaurant field supervision organization also includes a chief operating officer, a chief culinary officer, an operations services team and a performance development department who are collectively responsible for managing new restaurant openings and training for all operational managers and staff.

To enable us to more effectively compete for and retain the highest quality restaurant management personnel, we offer an innovative and comprehensive compensation program for our restaurant general managers and executive kitchen managers.  Each participant receives a competitive base salary and has the opportunity to earn an annual cash bonus (calculated and paid quarterly) based on quantitative restaurant performance metrics.  Participating restaurant general managers are also eligible to use a Company-leased vehicle, for which all non-business use is calculated and added to the participants’ taxable income in accordance with income tax regulations.  A longer-term, equity incentive program is also available to participating restaurant general managers and executive kitchen managers.  Participation in our equity compensation program depends on the participants’ extended service with us in their respective positions and their achievement of certain established performance objectives during that period.

Our restaurant general managers are responsible for selecting and training hourly staff members for their respective restaurants.  Each restaurant is staffed, on average, with approximately 170 hourly staff members.  The actual number of staff members working in a restaurant on any given day will depend on guest traffic levels and can be scaled accordingly throughout the day as appropriate.  We require each hourly staff member to participate in a formal training program for his or her respective position in the restaurant, under the supervision of other experienced staff members and restaurant management.  We strive to foster enthusiasm and dedication in our staff members through daily staff meetings and dedicated time for training.  We regularly solicit their suggestions concerning restaurant operations and other aspects of our business.

In order to equip our restaurant general managers, executive kitchen managers and field supervision management with the necessary tools to operate our restaurants effectively, we prepare a detailed monthly operating budget for each restaurant.  The information we provide includes comparisons of actual results to budgeted results, as well as to actual results for the prior year period.  We also measure the productivity and efficiency of our restaurant operations using a variety of statistical indicators such as daily table turns, guests served per labor hour worked, operating costs incurred per guest served and other metrics, and review these statistical results with the management of each restaurant to assist them in better managing financial, labor, operational and other metrics.

Bakery Operations

We own and operate two bakery production facilities in Calabasas Hills, California and in Rocky Mount, North Carolina.  Our facility in Calabasas Hills contains approximately 60,000 square feet, of which approximately 40,000 square feet is devoted to production operations and the remainder is utilized for corporate support purposes.  Our facility in Rocky Mount contains approximately 100,000 square feet, of which approximately 70% is devoted to production operations and 20% is being used as a distribution center for our restaurants and customers located in the eastern United States.  The build out of the remaining space at the Rocky Mount facility, along with the installation of additional bakery equipment, is planned for 2012.  This project, when completed, will add capacity to support the demands of our restaurants and external customers.  We have additional space that will accommodate expansion of the current building, as well as an option to acquire additional land adjacent to our current facility, should additional capacity be needed in the future.

We produce approximately 70 varieties of cheesecake in our two production facilities based on proprietary recipes.  Some of our most popular cheesecakes include the Original Cheesecake, Ultimate Red Velvet Cake CheesecakeTM , Reese’s® Peanut Butter Cup Chocolate Cake CheesecakeTM, Godiva® Chocolate, Fresh Banana Cream and Fresh Strawberry.  Other popular baked desserts include Chocolate Tower Truffle CakeTM, Carrot Cake, Black-Out Cake and Lemoncello Cream Torte.  In the aggregate, our bakery production facilities produce approximately 300 product SKUs (stock keeping units).

High quality baked desserts and other products made with the best available ingredients are essential to the success of our restaurant and bakery operations.  Our bakery facilities operate under an ongoing, comprehensive food safety and quality assurance program.  This program includes, among other things, supplier qualification and plant inspections, inbound raw material testing, microbiological testing of the production environment, safety and sanitation monitoring, and finished goods testing.  Our in-house food safety and quality assurance staff audits and monitors our manufacturing practices during operation and closely monitors our compliance with the industry standard Hazard Analysis Critical Control Points (“HACCP”) program.  We use both internal and external quality control laboratory resources to test raw ingredients and finished products for safety.

The primary role of our bakery operations is to produce innovative, high quality cheesecakes and other baked desserts for sale at our restaurants.  Dessert sales represented approximately 15% of our restaurant sales in fiscal 2011, 2010 and 2009, respectively, and are important to restaurant-level profitability.  We also sell cheesecakes and other baked products on a wholesale basis to other foodservice operators, retailers and distributors.  Approximately 55% of the bakery’s production activities are devoted to our outside customers, with the remaining dedicated to supplying our restaurants.  Cheesecakes and other items produced for outside accounts are marketed under The Cheesecake Factory® trademark, The Dream Factory® trademark, The Cheesecake Factory Bakery® mark and other private labels.  Current large-account customers include the leading national warehouse club operators, a national retail bookstore cafe, institutional foodservice distributors, supermarkets and other restaurant and foodservice operators.  Sales to warehouse clubs, which represent approximately two-thirds of our total outside bakery sales, are concentrated with three large warehouse club operators in the United States.  Bakery products are shipped to our restaurants and other customers throughout the United States by common carrier.  We also fulfill orders received by telephone and online.

Our bakery sells our baked goods internationally under both The Cheesecake Factory® and The Dream Factory® trademarks in over fifteen countries.  We have a limited distribution arrangement with one operator in Saudi Arabia ending in 2012 to sell our baked goods in their cafe outlets under “The Cheesecake Factory of California” name and are selling our desserts at another coffee cafe under The Dream Factory® trademark in the Middle East and Europe.  Our bakery will supply The Cheesecake Factory® branded products offered in our restaurants to all licensed The Cheesecake Factory® restaurants opened in the Middle East.

We strive to develop and maintain long-term, growing relationships with our bakery customers, based largely on our 39-year reputation for producing high quality, creative baked desserts.  However, bakery sales volumes always will be less predictable than our restaurant sales due to the varying order patterns of our external customers.  Due to the highly competitive nature of the bakery business, we are unable to enter into long-term contracts with our large-account bakery customers, who may discontinue purchasing our products without advance notice at any time for any reason.  (See Item 1A — Risk Factors — “A reduction in bakery sales to third parties could adversely affect our financial performance.”)

We have a full-time staff of sales and marketing and product development employees dedicated to bakery operations.  Additionally, we utilize the services of professional foodservice brokers for certain bakery products and distribution channels.

Purchasing and Distribution

We strive to obtain quality menu ingredients, bakery raw materials and other supplies and services for our operations from reliable sources at competitive prices.  Our commitment to quality goes beyond the quality of the food and service in our restaurants; it also encompasses our commitment to quality in sourcing products and services, including food, beverage, bakery and other restaurant supplies, construction materials and services used to build our facilities.  We believe that we should strive to purchase products that are produced, grown, manufactured and/or transported in a manner that addresses the risk of slavery and human trafficking in our supply chain.  One of the initial steps we are taking is to formulate processes to evaluate and address the potential presence of this risk in our direct product supply chain, including processes for determining where we are most susceptible to such risks. We are in the formative stages of developing such processes.

We continually research and evaluate various ingredients and products in an effort to maintain high quality levels, to be responsive to changing consumer tastes and manage our costs.  Except for cheesecakes and other baked products, which we produce at our bakery facilities, our restaurants do not utilize a central food commissary.  We prepare our food fresh each day on each restaurant’s premises using the highest quality ingredients available.  In order to maximize purchasing efficiencies and to provide the freshest ingredients for our menu items while obtaining the lowest possible prices for the required quality and consistency, each restaurant’s management determines the quantities of food and supplies required and orders the items from local, regional and national suppliers on terms negotiated by our central purchasing staff.  We strive to maintain restaurant-level inventories at a minimum dollar-value level in relation to sales due to the high concentration and relatively rapid turnover of the perishable produce, poultry, meat, fish and dairy commodities that we use in our operations, coupled with limited storage space at our restaurants.

We attempt to negotiate short-term and long-term agreements for our principal commodity, supply and equipment requirements, depending on market conditions and expected demand.  However, we are currently unable to contract for extended periods of time for certain of our commodities such as fish and many dairy items (excluding cream cheese used in our bakery operations).  Consequently, these commodities can be subject to unforeseen supply and cost fluctuations.  In addition, commodity costs also can fluctuate due to other factors as discussed in Item 1A — Risk Factors — including “Increases in food costs, raw materials and other supplies and services may have a material adverse impact on our financial performance.”  Substantially all of our food and supplies are available from multiple qualified suppliers.  Independent foodservice distributors, including the largest foodservice distributor in North America, deliver most food and supply items multiple times per week to our restaurants.

Information Technology

Our information technology infrastructure is designed to leverage technology effectively in an effort to provide our management team with timely information and metrics to help them improve our operations.  Our in-restaurant computer systems and enterprise-wide computer network provide our restaurant management with daily information regarding sales, cash receipts, inventory, food and beverage costs, labor costs and other controllable operating expenses.  Our Kitchen Management System provides automated routing and cookline balancing and synchronizes order completion, ticket time and cook time data, which promotes more efficient levels of labor and productivity without sacrificing quality.  We facilitate financial and accounting controls in our restaurants through the use of a sophisticated point-of-sale (“POS”) cash register system and computer network in each restaurant that interfaces with the computer network in our corporate offices using a high-speed, secure communication system.  The POS system is also used to authorize and securely transmit credit card sales transactions.

We continue to innovate and modernize our technology infrastructure to provide improved efficiency, capability, stability and scalability.  In fiscal 2010, we implemented and leveraged a robust business intelligence solution and data warehouse architecture to empower corporate, field and restaurant management with information and improved insights into key operational metrics and performance indicators.  This framework provides enterprise reporting, dashboards and analytics and allows relevant and targeted access to metrics such as quote and wait time accuracy, management and staff retention trends, and restaurant quality and service analyses.  We also implemented our new front desk management system, which further streamlined our operations by improving our quote and wait time accuracy.  In fiscal 2011, we developed and tested a restaurant back office system to further improve supply chain management, preparation and production planning, forecasting and ordering.  As of the date of this report, we have deployed this system to most of our restaurants and plan to complete the roll out by mid-year fiscal 2012.

Marketing and Advertising

Historically we relied on our reputation, as well as our high profile locations, media interest and positive “word of mouth” to retain and grow market share rather than using traditional paid advertising through television and print.

While we rely on our restaurant servers to communicate our marketing programs directly to our guests, we also utilize a social media and digital marketing strategy that allows us to regularly interact with our guests outside of our restaurants, including followings on Facebook®, Twitter® and other social media sites, as well as direct email to guests.  Public relations is also an important element in our marketing approach, and we frequently appear on local and national television for cooking demonstrations and brand-building exposure.  In addition, for restaurants opening in new markets, we strive to obtain local television, radio station and newspaper coverage in order to benefit from publicity, at low or no cost.  We also attempt to build awareness and relationships with retailers located in the same developments, mall concierges, local hotel concierges, neighborhood groups and others in the community.

In fiscal 2011, 2010 and 2009, expenditures for marketing and advertising were approximately 1% of restaurant sales, which is considerably lower than most casual dining restaurants.  Through selective approaches to marketing that leverage our strong brand positioning, we are able to spend relatively less than industry averages on marketing.

Seasonality and Quarterly Results

Our business is subject to seasonal fluctuations. As a result, the appropriate comparison of our financial results is on a year-over-year basis, not sequentially.  Historically, our highest levels of revenues for our established restaurants occur in the second and third quarters of the fiscal year, and in the fourth quarter, restaurant revenues are concentrated in the last two weeks.  Approximately 90% of our restaurants are located in or near retail centers and malls that typically experience seasonal fluctuations in sales.  Patio seating represents approximately 20% of the total available productive seating in our restaurants and can be subject to disruption from inclement weather.  Quarterly results are and will continue to be significantly impacted by the number and timing of new restaurant openings and their associated preopening costs and operating inefficiencies.  Our bakery operations are seasonal to the extent that the fourth quarter’s sales are typically higher due to holiday business.  Additionally, bakery sales comparisons may fluctuate significantly from quarter to quarter due to the timing and size of orders from our larger bakery customers.  (See Item 1A — Risk Factors — “Our business is somewhat seasonal, which could result in fluctuations in our financial performance from quarter-to-quarter and year-to-year.”)

Food Safety and Quality Assurance

Our quality and food safety group oversees food safety, nutrition and regulatory compliance and helps ensure that our restaurants and bakeries provide safe, high quality food in a clean and safe environment.

Our food safety systems include comprehensive standards and training of all staff and are focused on contamination and illness prevention, as well as adherence to government regulations in both day-to-day operations and in restaurant construction and renovation.  Our restaurants are audited monthly against our strict internal standards and the most current health department standards by both a third-party company and our internal quality and food safety staff.  Our bakery facilities conduct daily food safety and good manufacturing practices audits following our strict internal standards and are audited by federal, state and county regulatory agencies annually.  In addition, they obtain annual certifications from two third-party food safety and quality systems auditors.

We select, assess and reward our suppliers and distributors through an audit process that defines and monitors the standards for all of our restaurants and bakeries.  In selecting suppliers, we look for key performance indicators relating to pest control, sanitation, operations and facility management, good manufacturing practices and/or good agricultural practices, product protection, recovery and food security.  In addition to measuring and testing food safety and security practices, we require a high level of quality control, not just of our product formulations, but also in our suppliers’ management processes.  All suppliers are required to have yearly food safety and quality system audits conducted by an independent third party, with higher frequency based on risk and performance levels.  Our restaurants and bakery facilities also follow regulatory guidelines required for conducting and managing product recalls.  (See Item 1A — Risk Factors — “Negative publicity about us, our restaurants or bakery products, and about others across the food industry supply chain, whether or not accurate, could harm our business” and “Litigation could have a material adverse impact on our business.”)

Government Regulation

We are subject to numerous federal, state and local laws affecting our business.  Each of our restaurants is subject to licensing and regulation by a number of government authorities, which may include alcoholic beverage control, health, sanitation, environmental, zoning and public safety agencies in the state or municipality in which the restaurant is located.  We are also subject to federal and state environmental regulations; however, these laws have not had a material effect on our operations.  In addition to domestic regulations, our planned international expansion will expose us to additional regulations, including antitrust and tax requirements, anti-boycott legislation, import/export and customs regulations and other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act.  For a discussion of the potential impact on our business of a failure by us to comply with applicable laws and regulations, see Item 1A — Risk Factors — “Changes in, or any failure to comply with, applicable laws or regulations could adversely affect our business and financial performance.”

As a manufacturer and distributor of food products, we are subject to a number of food safety regulations, including the Federal Food, Drug and Cosmetic Act and the Federal Food Safety Modernization Act.  This comprehensive regulatory framework governs the manufacture (including composition and ingredients), labeling, packaging and safety of food in the United States.  In addition, several states and local jurisdictions have adopted or are considering various food and menu nutritional labeling requirements, many of which are inconsistent or are interpreted differently from one jurisdiction to another.  Recently enacted federal health care reform laws include new uniform federal nutrition labeling requirements.  However, these requirements have not yet taken effect, and we currently are subject to a variety of state and local nutrition labeling requirements.

During fiscal 2011, alcoholic beverages represented approximately 13% of our restaurant sales.  Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities, for licenses and permits to sell alcoholic beverages on the premises.  Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. Alcoholic beverage control regulations impact many aspects of the daily operations of our restaurants, including the minimum ages of our patrons who consume and our staff members who serve these beverages; staff member alcoholic beverage training and certification requirements; hours of operation; advertising; wholesale purchasing and inventory control of these beverages; the seating of minors and the servicing of food within our bar areas; special menus and events, such as happy hours; and the storage and dispensing of alcoholic beverages.  State and local authorities in many jurisdictions routinely monitor compliance with alcoholic beverage laws.

In addition, we are subject to dram shop statutes in most of the states in which we operate, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.  We carry liquor liability coverage as part of our existing comprehensive general liability insurance.  For a discussion of the potential impact of a settlement or judgment in excess of our liability insurance coverage, see Item 1A — Risk Factors — “Litigation could have a material adverse impact on our business” and “Increases in the cost of managing our business risks may have a material adverse effect on our business and financial performance.”

Various federal and state labor laws govern our operations and our relationships with our staff members, including such matters as minimum wages, breaks, overtime, fringe benefits, safety, working conditions and citizenship or work authorization requirements.  Various proposals that would require employers to provide health insurance for all of their employees are considered from time to time in Congress and various states and municipalities, including recently enacted federal health care legislation. We are also subject to the regulations of the Office of Homeland Security, the U.S. Citizenship and Immigration Services and U.S. Customs and Immigration Enforcement.  In addition, some states in which we operate have adopted immigration employment laws which impose additional conditions on employers.

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

A significant number of our hourly restaurant staff members receive income from gratuities.  We elected to voluntarily participate in a Tip Reporting Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service.  By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only FICA tax assessments for unreported or underreported tips.  However, we rely on our staff members to accurately disclose the full amount of their tip income and base our reporting on the disclosures provided to us by such tipped employees.

Tradenames, Trademarks and Other Intellectual Property

We regard our tradenames, trademarks and other intellectual property as having substantial value and as important factors in the marketing of our restaurants and bakery products and vigorously enforce our rights against any infringers.  We hold current registrations for, among other tradenames and marks, “The Cheesecake Factory,” “Grand Lux Cafe,” “RockSugar Pan Asian Kitchen,” “The Cheesecake Factory Bakery,” and “The Dream Factory,” with the United States Patent and Trademark Office in both restaurant and bakery goods categories, among others.  Additional applications are pending.  We also registered our ownership of many Internet domain names, including without limitation “www.thecheesecakefactory.com,” “www.grandluxcafe.com,” “www.rocksugarpanasiankitchen.com,” and “www.thecheesecakefactorybakery.com”, and we periodically apply for copyright protection of our restaurant menus.  We registered, or have pending applications to register, one or more of our tradenames and marks in more than 80 foreign countries, although we are unable to register our tradenames and marks in every country or in every category for which registration is sought.  In addition, we provide no assurances that our tradenames and marks will be renewed in the future, or that we will be able to operate under all of the same tradenames and marks in other countries that we are able to operate under in the United States.  (See Item 1A — Risk Factors — “Failure to maximize or to successfully assert our intellectual property rights could impact our competitiveness.”)

Charitable Giving

In 2001, we sponsored the formation of The Cheesecake Factory Oscar and Evelyn Overton Charitable Foundation (“Foundation”), a 501(c)(3) qualified, non-profit charitable organization.  Two of our executive officers, David Overton and Debby Zurzolo, hold positions on the Foundation’s Board of Directors.

Our Foundation allows us to give back to our communities and provides a means for staff members to participate in qualified local community service and charitable programs.  Two of the Foundation’s biggest events are its annual Invitational Charity Golf Tournament and annual Thanksgiving Day Feast.  Since the inception of the annual Invitational Charity Golf Tournament, the Foundation has raised $1.9 million benefitting the City of Hope, a National Cancer Institute-designated Comprehensive Cancer Center, including $200,000 raised in fiscal 2011.  In fiscal 2011, the Foundation’s annual Thanksgiving Day Feast served more than 6,000 low-income individuals and families in 13 Salvation Army centers across the country.

The Foundation also supports the Salvation Army’s South Los Angeles Youth and Community Center, enabling it to provide a safe haven to at risk children and families on Saturdays.  Additionally, the Foundation helps sponsor The Cheesecake Factory Secret IngredientsTM teams comprised of our staff members and their friends and family who work directly with qualified charities in their communities to support a variety of local and national causes.

In addition to the efforts of the Foundation, several years ago we began our partnership with Feeding America® — the nation’s leading domestic hunger-relief charity.  We recently achieved Mission Partner status by donating $2 million in less than five years — the only restaurant company to do this — demonstrating our commitment to this cause.  Our staff members also donated over 150,000 pounds of peanut butter to local food banks across the country as part of a company-wide initiative to support Hunger Action Month.  In addition, we continued to participate in Food Donation Connection’s Harvest Program by donating excess, unused food from The Cheesecake Factory and Grand Lux Cafe restaurants to qualified local and regional agencies, including food banks, soup kitchens and homeless shelters.

Employees

As of January 3, 2012, we employed approximately 32,200 staff members, of which approximately 31,000 worked in our restaurants, approximately 800 worked in our bakery operations and approximately 400 worked in our corporate center and restaurant field supervision organization.  Our staff members are not covered by collective bargaining agreements, and we have not experienced an organized work stoppage, strike or labor dispute.  Our working conditions are comparable with those offered by our competitors, and we consider overall relations with our staff members to be favorable.

Executive Officers of the Registrant

David Overton, age 65, serves as our Chairman of the Board and Chief Executive Officer.  Mr. Overton co-founded our predecessor company in 1972 with his parents, Oscar and Evelyn Overton.

Michael E. Jannini, age 59, was appointed President of the Company in February 2010.  Prior to joining the Company, Mr. Jannini spent over 20 years in various management roles with Marriott International, Inc.  He most recently served as Executive Vice President and General Manager of Global Brand Strategy and Innovation at Marriott.

W. Douglas Benn, age 57, was appointed Executive Vice President and Chief Financial Officer in January 2009.  Mr. Benn is a veteran of the restaurant industry having spent more than 20 years in management roles with restaurant companies.  Prior to joining the Company, he served as Executive Vice President and Chief Financial Officer of RARE Hospitality International, owner of the LongHorn Steakhouse and The Capital Grille concepts, prior to that company’s sale to another multi-concept, public restaurant company in October 2007.

Max S. Byfuglin, age 66, serves as President of The Cheesecake Factory Bakery Incorporated, our bakery subsidiary.  Mr. Byfuglin joined our bakery operations in 1982 and worked closely with our founders, serving in nearly every capacity in our bakery over the past 29 years.

Debby R. Zurzolo, age 55, serves as our Executive Vice President, Secretary and General Counsel.  Ms. Zurzolo joined our Company as Senior Vice President and General Counsel in April 1999 and was appointed to her current positions in December 2003.  From 1982 until joining the Company, she practiced law at Greenberg Glusker Fields Claman & Machtinger LLP in Los Angeles, California.  As a partner with that firm, Ms. Zurzolo represented us on various real estate and other business matters.

ITEM 1A.             RISK FACTORS

An investment in our common stock involves certain risks and uncertainties.  In addition to the information contained elsewhere in this Annual Report on Form 10-K and other filings that we make with the SEC, you should carefully read and consider the risks described below before making an investment decision.  The occurrence of any of the following risks could materially harm our business, operating results, financial position or cash flows (“financial performance”).  In addition, our actual results could vary materially from any results expressed or implied by forward-looking statements contained in this report and in any of our other filings with the SEC and other communications by us, both written and oral, depending on a variety of factors, including the risks and uncertainties described below.  It is not possible for us to predict the impact these factors could have on us or the extent to which any one factor, or combination of factors, may adversely affect our results.

Risks Related to Our Business and Operations

Continued high unemployment, instability in the housing market, high energy and food costs and general economic uncertainty could result in a decline in consumer discretionary spending that would materially affect our financial performance.

Dining out is a discretionary expense.  Factors that affect consumer behavior and spending for restaurant dining, such as changes in general economic conditions (including national, regional and local economic conditions), discretionary spending patterns, employment levels, instability in the housing market, and high energy and food costs may have a material adverse effect on us.  Leading economic indicators, such as unemployment and consumer confidence, remain volatile and may not show meaningful improvement in fiscal 2012.  If economic conditions worsen, our financial performance could be adversely affected.

Future growth in our revenues, profitability and earnings per share (EPS) depends heavily on improving our comparable restaurant sales.

Future growth in our revenues, profits and EPS is highly dependent on our ability to grow comparable restaurant sales and leverage those sales gains by operating our business efficiently.  Comparable restaurant sales changes occur as a result of (i) guest traffic increases or decreases, (ii) menu pricing and (iii) menu mix shifts.  Decreases in comparable restaurant sales spread fixed costs across a lower level of sales, which may, in turn, cause downward pressure on our profitability.  If we are unable to increase the guest traffic levels in our restaurants, it will likely hinder our ability to grow our comparable restaurant sales.

Changes in guest traffic levels can be impacted by a variety of factors, including macroeconomic conditions and changes in customer discretionary spending (as discussed above), competition from other restaurants (both in the upscale casual dining segment and in other segments of the restaurant industry), consumer perception of our concepts’ offerings in terms of quality, price, value and service, changes in consumer eating habits, such as trends toward eating fewer calories and less salt and fats, and how guest experiences affect their desire to return to our restaurants.

We utilize menu price increases to help offset inflation of key operating costs.  If our menu price increases are not accepted by guests, resulting in reduced guest traffic, it could reduce our growth in comparable restaurant sales and negatively affect our profitability.  If our menu price increases are insufficient to absorb or offset increased costs, it could negatively affect our financial performance.

Menu mix can be negatively impacted as a result of guests managing their checks.  If menu mix is unfavorable, it could offset some of the impact of our menu price increases, thereby reducing our comparable restaurant sales growth.

Increases in food costs, raw materials and other supplies and services may have a material adverse impact on our financial performance.

Our operating margins depend on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including food, beverage and bakery costs, utilities and other supplies and services.  We attempt to negotiate short-term and long-term agreements for our principal commodity, supply and equipment requirements, depending on market conditions and expected demand.  However, we are currently unable to contract for extended periods of time for certain of our commodities.  Consequently, these commodities can be subject to unforeseen supply and cost fluctuations due to factors such as changes in demand patterns, increases in the cost of key inputs, fuel costs, weather and other market conditions outside of our control.

Dairy costs can also fluctuate due to government regulation.  In addition, raw materials that we may purchase on the international market are subject to fluctuations in both the value of the U.S. dollar and increases in local demand, which may increase our costs and negatively impact our financial performance.

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

The restaurant industry is highly competitive with respect to price, value and promotions, service, location, and food quality.  There are a number of other restaurant operators that compete with us for guest traffic, some of which have significantly greater resources to market aggressively to consumers, which could result in our concepts losing market share.  We believe that many consumers remain focused on value, and if other restaurant operators are able to promote and deliver a higher degree of perceived value through heavy discounting or other methods, our guest traffic levels may decline, which would adversely impact our revenues and financial performance.  In addition, with the increased variety of product offerings at fast casual restaurants, quick-service restaurants and grocery stores, consumers may choose to trade down to these alternatives, which could also negatively affect our financial performance.

Our ability to secure an adequate number of high quality sites for new restaurant openings in the future could affect our ability to achieve our revenue and earnings per share growth targets.

Our future revenue and EPS growth depend on the availability and selection of high quality sites that meet our criteria for new restaurant development.  Our new restaurant development can be subject to unforeseen delays due to market conditions, the highly customized nature of our restaurant concepts, and the complex design, construction, and preopening processes for each new location.  The lease negotiation and restaurant development timeframes also vary by location.  Due to a slow economic recovery, many landlords continue to delay new projects or extensions and/or renovations of existing projects.  Also, few retail developers are currently developing new projects for future years, which limits our choices to consider for growth of our restaurants.

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

Certain of our landlords and other tenants in retail centers in which we are located have been negatively impacted by the current weak economic recovery.  If these conditions continue or worsen, it could further materially impact these parties, which in turn could negatively affect our financial performance.

If the weak economic recovery continues, our landlords may be unable to obtain financing or remain in good standing under their existing financing arrangements, resulting in their inability to provide construction contributions or failure to satisfy other lease covenants to us.  In addition, lenders are taking a more active role in reviewing tenant leases and prospective tenancies and have been more restrictive in approving tenancies and financing.  This may affect our ability to lease sites on as favorable terms as we have received in the past.

In addition, several tenants at retail centers in which we are located or have executed leases have ceased operations or, in some cases, have failed to open after committing to do so.  If these failures continue, they could result in a reduction of guest traffic at retail centers in which we are located.  In turn, this may contribute to a lower number of guest visits at our restaurants.  Additionally, if our landlords fail to satisfy required co-tenancies in our leases, such failures may result in us delaying openings or terminating leases in these locations.  All of these factors could have a material adverse impact on our financial performance.

Our business and future development could be harmed if we are unable to retain, or effectively respond to a loss of, key personnel.

The success of our business continues to depend in critical respects on the contributions of David Overton, our co-founder, Chairman of the Board and Chief Executive Officer, and other senior executives of the Company.  The loss of the services of Mr. Overton or other senior executives could have a material adverse effect on our business and plans for future development.  We have adopted a succession plan that includes both emergency short-term and long-term planning elements to allow us to successfully continue operations should any of our senior management team become unavailable to us.  However, there is a risk that we may not be able to implement the succession planning policy successfully or in a timely manner in all situations.

If we are unable to successfully recruit and retain qualified restaurant management and operating personnel in an increasingly competitive market, our ability to effectively grow our business could be harmed.

In addition to our senior executives, we must continue to attract, retain and motivate a sufficient number of qualified management and operating personnel, including regional management, general managers and executive kitchen managers.  Qualified individuals historically have been in short supply and an inability to attract them to our restaurant operations would limit our ability to expand our concepts effectively.  The ability of these key personnel to maintain consistency in the service, hospitality, quality and atmosphere of our restaurants is a critical factor in our success.  In addition, we will require the services of our senior management and operating personnel to support our international expansion efforts.  Any failure by us to retain or recruit key personnel may harm the reputation of our brand and adversely affect our financial performance.

If we are unable to offer our management personnel long term incentive compensation, including options and restricted stock, as part of their total compensation package, we may have difficulty retaining such personnel, which would adversely affect our operations and financial performance.

We have historically granted equity awards, including non-qualified options and restricted stock awards and units, to key staff members, including our executives and our general managers and executive kitchen managers who run our restaurants, as part of a competitive compensation package.  Our ability to grant equity compensation awards has been vital to attracting and retaining a talented management team and other talented and experienced individuals in an increasingly competitive marketplace.  Equity awards have been an important part of our total compensation package and we believe that such compensation helps us have one of the highest retention rates in the industry for these positions.

In the future, we may be required to ask our shareholders to approve additional issuances of long-term equity awards in order for our compensation packages to remain competitive in the industry.  In connection with such requests, shareholder advisory groups have implemented guidelines and issued voting recommendations related to how much equity companies should be able to grant to employees.  These advisory groups have been able to influence shareholder votes regarding approval of a company’s request for an increase in the number of shares it can issue as part of its equity plan.  The factors used to formulate these guidelines and voting recommendations include the volatility of a company’s share price and are influenced by broader macro-economic conditions that can change year to year.  Changes in the variables used by shareholder advisory groups to formulate equity plan recommendations may limit our ability to obtain approval to issue additional equity awards or adopt a new equity plan.  If we are limited in our ability to grant equity compensation awards, we would need to offer equally compelling alternatives to supplement our compensation, including long-term cash compensation plans or significantly increased short-term cash compensation, in order to continue to attract and retain executives and other staff members.  If we were required to use these alternatives to long-term equity awards, our compensation costs could increase and our financial performance could be adversely affected.

Our success depends substantially on the value of our brands and our reputation for offering guests a unique total experience.

We believe we have built a strong reputation for the quality and breadth of our menu items and bakery products, as part of the total experience that guests enjoy in our restaurants.  We believe we must protect and grow the value of our brands to continue to be successful in the future.  Any incident that erodes consumer trust in or affinity for our brands could be harmful to us.  If consumers perceive or experience a reduction in food quality, service or ambiance, or in any way believe we failed to deliver a consistently positive experience, including in any future restaurants operated by licensees, our brand value could suffer.

Negative publicity about us, our restaurants or bakery products and about other businesses across the food industry supply chain, whether or not accurate, could harm our business and financial performance.

We dedicate substantial resources to ensuring the safety and quality of the food we serve to our guests.  Nevertheless, we face food safety risks, including the risk of food-borne illness, that are common both in the restaurant industry and the food supply chain and that cannot be completely eliminated.  Adverse publicity or news reports, whether or not accurate, regarding food quality or safety issues, illness, injury, health concerns, government or industry findings concerning food products served by us, or issues stemming from the operation of our restaurants or bakery, restaurants operated by other foodservice providers or generally in the food supply chain, could be damaging to the restaurant industry overall and specifically harm our brand and reputation.  The speed with which negative publicity (whether or not accurate) can be disseminated has increased dramatically with the advent of social media.  If we are unable to quickly and effectively respond to such reports, we may suffer a decrease in guest traffic which could adversely impact our financial performance.

Our growth strategy includes plans to expand our Grand Lux Cafe and potentially RockSugar Pan Asian Kitchen brands.  Our inability to successfully expand and operate these brands in accordance with our strategic plan may negatively affect our long-term revenue and earnings per share targets.

All of our restaurants are subject to the risks and uncertainties described in this filing.  However, there is an enhanced level of risk and uncertainty related to the expansion of our less-established brands, Grand Lux Cafe and RockSugar Pan Asian Kitchen.  We have made substantial investments in the development of these concepts and additional investments will be required in order for us to refine and expand each of these concepts.  We can provide no assurance that these investments will be successful or that additional new unit growth will be accepted in the markets targeted for expansion of these concepts.

Our international expansion and global brand development efforts could negatively affect our brand, require additional infrastructure to support, and expose us to additional liabilities under foreign laws.

In January 2011, we entered into an exclusive licensing agreement with a Kuwait-based company to build and operate 22 The Cheesecake Factory restaurants over the next five years in the United Arab Emirates, Kuwait, Bahrain, Qatar and the Kingdom of Saudi Arabia, with the opportunity to expand the agreement to include other markets in the Middle East and North Africa, Central and Eastern Europe, Russia and Turkey. As of the date of this filing, we have no restaurants in locations other than the United States and have not previously licensed our brand, trained licensees to execute our The Cheesecake Factory concept or supported a third-party arrangement of this type.

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

•                  changes to our recipes required by cultural norms;

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

In order to support our international expansion, we entered into an agreement with our Middle East restaurant licensee whereby our bakery will supply certain of our branded bakery products to restaurants to be developed and operated by our licensee in the Middle East.  In order to supply bakery products to our restaurants operating in the Middle East, our bakery must adapt certain recipes to eliminate prohibited ingredients, comply with labeling requirements that differ from the United States, and maintain certifications required to export to such countries.  In addition, unexpected events outside of our control, such as trade restrictions, embargos, and disruptions in shipping, may affect our ability to transport adequate levels of bakery products to our licensee, for whom we are a sole source of supply for our branded desserts.  A failure to adequately supply our licensee’s restaurants could affect the guest experience at their restaurants, result in decreased sales and, depending upon the reason for the failure, trigger contractual defaults on our part.

As we expand our brand internationally, we will need to comply with regulations and legal requirements, including those related to the protection of our tradenames, trademarks and other intellectual property.  (See “Failure to maximize or to successfully assert our intellectual property rights could impact our competitiveness” below.)  We will have additional exposure to foreign tax laws and regulations which currently do not affect us.  Additionally, we will need to comply with both domestic laws affecting United States businesses that operate internationally and foreign laws in the countries in which we expand our restaurants. (See also, “Changes in, or any failure to comply with, applicable laws or regulations could adversely affect our business and financial performance.”)  Also, we may become subject to lawsuits or other legal actions resulting from the acts or omissions of our licensee and, even though we may have taken reasonable steps to protect against such liabilities, including by obtaining contractual indemnifications and insurance coverage, there is no assurance that we will not incur costs and expenses as a result of our licensee’s conduct, even when we are not legally liable.

If we are unable to appropriately scale our infrastructure in a timely manner to respond to domestic or international opportunities for growth, our ability to successfully expand our business and increase our results of operations may be harmed.

We continually evaluate the appropriate level of infrastructure necessary to support our operational and development plans, including our international expansion. However, with respect to our domestic operations, if market conditions improve and we are able to identify enough high quality sites to significantly increase the planned number of new restaurant openings in the future, we may be unable to scale or manage the growth of our corporate and field supervision infrastructure in the short term to appropriately support our operations. Likewise, if sales decline, we may be unable to reduce our infrastructure quickly enough to prevent further sales deleveraging which would adversely affect our financial performance.

With respect to our planned international expansion, our initial license agreement requires us to provide training and support to our licensee for its development and operation of The Cheesecake Factory restaurants in the Middle East.  We currently do not have corporate personnel or staffing dedicated to international development and will need to utilize talents of existing management, some but not all of whom have prior experience in international operations, as we develop our international licensing and operations infrastructure.  In addition, one of the most important aspects of our restaurant operations is our ability to deliver dependable, quality service by experienced staff members who can execute our concepts according to our high standards.  This will initially require training our licensee’s management in the United States and our licensee’s staff in the licensed territories, as well as providing support in the selection and development of restaurant sites, product sourcing logistics, technological systems, and menu renovation. If we are unable to provide the appropriate level of infrastructure support to our licensee, our contractual relationship with our licensee and our future international expansion opportunities may be harmed.

Our inability to renew our restaurant leases on similar terms and conditions, or at all, could harm our business and financial performance.

We lease all of the premises in which our restaurants are located and plan to continue to do so in the future.  Should we be unable to renew these leases on similar terms and conditions, or at all, we would be required to incur additional costs to operate our restaurants, including increased rent and other costs related to our occupancy of the leased premises, and costs for the relocation and development of a restaurant with respect to which a lease was not renewed.  Additional costs related to the leasing and development of our restaurants could negatively affect our business and financial performance.

Changes in, or any failure to comply with, applicable laws or regulations could adversely affect our business and financial performance.

Various federal, state and local labor laws and regulations govern our operations and relationships with our staff members, including minimum wages, breaks, overtime, certain benefits (including health care benefits), safety, working conditions and citizenship and legal residency requirements.  Changes in, or any failure to comply with, these laws and regulations could subject us to fines or legal actions.  Settlements or judgments in connection therewith that are not insured or are in excess of our coverage limitations could have a material adverse effect on our business and financial performance.  Despite our efforts to maintain compliance with legal requirements, some of our staff members may not meet federal citizenship or residency requirements.  This could result in a disruption in our work force, sanctions against us and adverse publicity.  In addition, immigration-related employment regulations, on both the state and federal level, may make it more difficult for us to identify and hire qualified staff members.  Significant government-imposed increases in minimum wages, paid or unpaid leaves of absence and mandated health and/or COBRA benefits, or increased tax reporting, assessment or payment requirements related to our employees who receive gratuities, or changes in interpretations of existing law concerning meal and rest period breaks, could be detrimental to the profitability of our restaurants and bakery operations.

Our staff members are subject to various minimum wage requirements.  We operate in many states, including California, where the minimum wage is higher than the federal minimum and, in these states, our staff members receive compensation equal to the state’s minimum wage.  There have been and may be additional minimum wage increases in excess of federal minimum wage implemented in various jurisdictions in which we operate or seek to operate.  Minimum wage increases may have a material adverse effect on our labor costs.

Our business is subject to extensive state and local government regulation in the various jurisdictions in which our restaurants and bakeries are located, including regulations relating to alcoholic beverage control, public health and safety, environmental hazards and food safety.  The failure to obtain and/or retain licenses, permits or other regulatory approvals could delay or prevent the opening and/or continued operation of a restaurant in a particular area.  Alcoholic beverage control regulations require each of our restaurants to obtain licenses and permits to sell alcoholic beverages on the premises.  The failure of a restaurant to obtain or retain its licenses would adversely affect that restaurant’s operations and profitability, and could adversely affect our ability to obtain these licenses elsewhere. We may also be subject to dram shop statutes in certain states, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.  A settlement or judgment against us under a dram shop statute in excess of our general liability insurance coverage could have a material adverse effect on our financial performance.

In addition, as a manufacturer and distributor of food products, we are subject to a number of food safety and labeling laws and regulations including, but not limited to, the federal Food, Drug and Cosmetic Act and the federal Food Safety Modernization Act.  Failure to comply with these and other applicable laws and regulations could adversely affect our business and financial performance.

In addition to domestic regulations, our planned international expansion will expose us to additional regulations, including antitrust and tax requirements, anti-boycott legislation, import/export and customs regulations and other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act.  A failure by us to comply with any such legal requirements could subject us to monetary fines and other sanctions which could harm our business and financial performance.

Recent changes in regulations related to labor organizing could adversely affect our operations and harm our competitive position in the restaurant industry.

While we believe we have good relations with our staff members and provide them with competitive pay and benefits, changes to certain rules and regulations regarding labor organizing efforts could prompt efforts by some of our staff members and others to attempt to unionize our workforce, which could increase our labor costs, limit our ability to manage our workforce effectively and cause disruptions to our operations.  A loss of our ability to effectively manage our workforce and the compensation benefits we offer to our staff members could harm our business and financial performance.

A reduction in bakery sales to third parties could adversely affect our financial performance.

While one of the primary functions of our bakery is to provide quality, innovative dessert products to our branded restaurants, the profitability of our bakery operations depends on a number of factors including, but not limited to:

•                  our ability to obtain and retain large-account customers;

•                  our ability to pass on increases in the key costs of operations to our customers, in whole or in part;

•                  macroeconomic conditions affecting consumers’ desire and ability to purchase our bakery product offerings;

•                  our ability to appropriately adjust our bakery infrastructure and staffing to accommodate fluctuations in production, including increases which will be required to support our international expansion; and

•                  our current reliance on three major warehouse customers for a substantial percentage of our external bakery sales.

A decrease in sales and/or profitability from our bakery operations would have an adverse impact on our financial results.

If we are unable to respond appropriately to changes in consumer health regulations and eating habits, our revenues could be adversely impacted.

The federal government, as well as a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to make certain nutritional information available to guests.  Some states and local governments have also enacted legislation prohibiting the sales of certain types of ingredients in restaurants.  The success of our restaurant operations depends, in part, upon our ability to respond effectively to changes in consumer health and disclosure regulations and to adapt our menu offerings to trends in eating habits.  If consumer health regulations or consumer eating habits change significantly, we may be required to modify or discontinue certain menu items.  In addition, dietary restrictions in some international locations in which our international licensee plans to operate may require us to modify or discontinue serving certain menu items.  To the extent we are unable to respond with appropriate changes to our menu offerings, this could materially affect guest demand for our concepts and have an adverse impact on our revenues and financial performance.

Increases in the cost of managing our business risks may have a material adverse effect on our business and financial performance.

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employment practices, employee health benefits and other insurable risks through our self-insurance programs.  Unfavorable fluctuations in market conditions or availability of such insurance or changes in local, state and/or federal regulations could significantly increase our self-insurance costs and insurance premiums.

In addition, despite our efforts to control costs while still providing competitive health care benefits to our staff members, significant increases in health care costs continue to occur, and we can provide no assurance that our cost containment efforts in this area will be effective.  In March 2010, the federal Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 became law.  We are unable to accurately predict the impact of this federal health care legislation on our health care benefit costs due to continued uncertainty with respect to implementation of such legislation.  Significant increases in such costs could adversely impact our operating results.  In addition, several localities have adopted or are considering adoption of health care related legislation affecting employers.  There is no assurance that we will be able to absorb and/or pass through the costs of such legislation in a manner that will not adversely impact our operating results.

Employment-related litigation continues to increase at both the state and federal levels, particularly with respect to claims styled as class action lawsuits, which are costly to defend.  Also, some employment-related claims in the area of wage and hour disputes are not insurable risks.  If our costs related to these claims continue to increase, our financial performance may be harmed.

We recorded impairment charges in fiscal 2011 and fiscal 2009.  If general economic conditions deteriorate or, in some areas, fail to improve and/we are unable to appropriately scale our in-restaurant infrastructure to respond to weaknesses in the performance of certain of our locations, we may be required to record additional impairment charges in future periods that could affect our financial performance.

We assess potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable.  Factors considered include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends.  We regularly review any restaurants that are cash flow negative for each of the previous four quarters to determine if impairment testing is warranted. At any given time, we may be monitoring a small number of locations, and future impairment charges could be required if individual restaurant performance does not improve.  (See “Impairment of Long-Lived Assets” in Note 1 to our Consolidated Financial Statements for additional information on our impairment assessments.)

In fiscal 2011, we recorded expense of $1.5 million, representing reductions to the carrying values of three previously impaired locations, consisting of one Grand Lux Cafe and two The Cheesecake Factory restaurants.  During fiscal 2009, we recorded a $26.5 million impairment charge against four Grand Lux Cafe locations.  No impairment charges were recorded in fiscal 2010.  If the economic situation remains weak and/or we are unable to implement initiatives to appropriately scale our infrastructure in a timely manner, we may be required to record additional impairment charges in future periods that could negatively impact our financial performance.

We rely heavily on our computer networks and infrastructure in the operation of our business.  Information technology system failures or breaches of our network security could interrupt our operations and subject us to increased operating costs, as well as to litigation and other liabilities.

We rely heavily on our computer systems and network infrastructure across our operations including, but not limited to, point-of-sale processing at our restaurants, and the systems we use could be vulnerable to unforeseen risks.  Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers.  We employ both internal resources and external consultants to conduct auditing and testing for weaknesses in our systems, controls, firewalls and encryption to reduce the likelihood of any security failures or breaches.  However, we can provide no assurance that these security measures will be successful.

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

A data security breach involving a guest or staff member’s personal data could negatively affect our business.

We receive and maintain certain personal information about our guests and staff members. For example, we transmit confidential credit card information in connection with credit card transactions, and we are required to collect and maintain certain personal information in connection with our employment practices.  The collection and use of this information by us is regulated at the federal and state levels, and the regulatory environment related to information security and privacy is increasingly demanding.  If our security and information systems are compromised or our staff members or authorized third parties fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation and could result in litigation against us or the imposition of penalties, which could adversely affect our financial performance.

In addition, our ability to accept credit cards as payment in our restaurants and on-line store depends on us remaining compliant with standards set by the PCI Security Standards Council. These standards require certain levels of system security and procedures to protect our customers’ credit card and other personal information.  We employ both internal resources and external consultants to conduct auditing and testing to reduce the likelihood of any security failures or breaches.  However, we can provide no assurance that these security measures will be successful.  Negative publicity resulting from a data security breach could significantly harm our reputation.

We utilize third-party vendors to assist us with essential business processes, which may subject us to certain risks, including potential disruptions in business and increased costs.

In order to leverage our internal resources and information technology infrastructure, and to support our business continuity planning efforts in the event of a physical loss or damage to our corporate facilities, we utilize third-party vendors to assist us with some of our essential business processes that depend on technology.  In some instances, these processes are outsourced to the vendor in their entirety and in other instances we utilize these vendors’ externally-hosted business applications.  Some of the processes for which we utilize third parties include, but are not limited to, gift card tracking and authorization, labor scheduling, and email hosting.  While we work to ensure that all providers of outsourced services observe proper data security practices and internal control practices, such as redundant processing facilities, we cannot guarantee that failures will not occur.  The failure of third-party vendors to provide adequate services, including protection of sensitive data, could have an adverse effect on our financial performance.

Our inability or failure to execute on a comprehensive business continuity plan following a major natural or manmade disaster, including terrorism, at our corporate facility could materially adversely impact our business and our financial performance.

Most of our corporate systems and processes and corporate support for our restaurant operations are centralized at one California location, with the exception of our construction and design department and our East Coast bakery production and fulfillment facility.  We have disaster recovery procedures and a comprehensive business continuity plan in place to address most critical events, including back up and off-site locations for storage and recovery of electronic and other forms of data and information.  However, if we are unable to fully execute our disaster recovery procedures, we may experience delays in recovery and losses of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal operating procedures that could have a material adverse effect on our financial performance and exposure to administrative and other legal claims.

Litigation could have a material adverse impact on our business and our financial performance.

We are subject to lawsuits, administrative proceedings and claims that arise in the regular course of business.  These matters typically involve claims by guests, staff members and others regarding issues such as food borne illness, food safety, premises liability, compliance with wage and hour requirements, work-related injuries, discrimination, harassment, disability and other operational issues common to the foodservice industry.  We could be adversely affected by negative publicity and litigation costs resulting from these claims, regardless of their validity.  Significant legal fees and costs in complex class action litigation or an adverse judgment or settlement that is not insured or is in excess of insurance coverage could have a material adverse effect on our financial position and results of operations.  We are self-insured, or carry insurance programs with high retention levels, for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employer’s liability, health benefits and other insurable risks.  We accrue liabilities for these programs based on our estimate of the ultimate costs to settle known claims as well as claims that are incurred but not reported.  Significant judgment is required to estimate claims that have been incurred but not reported.  If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial performance could be negatively impacted.

Our business is somewhat seasonal, which could result in fluctuations in our financial performance from quarter-to-quarter and year-to-year.

Our business is subject to seasonal fluctuations in that our restaurant sales are typically higher during the second and third quarters of the fiscal year, as well as during the Christmas holiday season.  Our bakery revenue is seasonal to the extent that the fourth quarter’s sales are typically higher due to holiday-related orders and also may vary significantly from quarter-to-quarter and year-to-year due to the timing and/or size of orders from large account bakery customers.  As a result of these factors, our financial results for any single quarter or for periods of less than a year are not necessarily indicative of the results that may be achieved for a full fiscal year.

Adverse weather conditions and natural disasters could unfavorably impact our restaurant sales.

Adverse weather conditions can impact guest traffic at our restaurants, cause the temporary underutilization of outdoor patio seating, and, in more severe cases, such as hurricanes or other natural disasters, cause temporary closure of our affected restaurants, sometimes for prolonged periods, which would negatively affect our restaurant sales.  In addition, outdoor patio seating is available at most of our restaurants and accounts for approximately 20% of our seating capacity.  Our inability to fully utilize our restaurants’ seating capacity as planned may negatively impact our revenues and financial performance.

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

We rely on trademark, trade secret and copyright laws to protect our intellectual property rights, both in the United States and internationally. We cannot be sure that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that we will not be able to obtain and perfect our own, or, where appropriate, license intellectual property rights necessary to support new product introductions or other expansion, including to international markets.  We cannot be sure that these rights, if obtained, will not be invalidated, circumvented or challenged in the future.  In addition, even if such rights are obtained in the United States, the laws of some of the other countries in which our products are or may be sold or in which restaurants licensed under our brand names may operate in the future do not protect our intellectual property rights to the same extent as the laws of the United States.  Our failure to perfect or successfully assert our intellectual property rights could have an adverse effect on our business and financial performance.

Our failure to establish, maintain and apply adequate internal control over our financial reporting could affect our reported financial results.  In addition, changes in financial accounting standards or interpretations of existing standards could affect our reported financial results.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002.  These provisions provide for the identification of material weaknesses in internal control over financial reporting — a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America.  If we experience a material weakness in internal controls, there can be no assurance that we will be able to remediate that material weakness in a timely manner or maintain all of the controls necessary to remain in compliance.  Any failure to maintain an effective system of internal controls over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.  Additionally, changes in accounting standards or new accounting pronouncements and interpretations may occur that could adversely affect our previously reported or future financial results.

Our federal, state and local tax returns may, from time to time, be selected for audit by taxing authorities, which may result in tax assessments or penalties that could have a material adverse impact on our financial performance.

We are subject to federal, state and local taxes.  Significant judgment is required in determining the provision for income taxes. Although we believe our tax estimates are reasonable, if the IRS or other taxing authority disagrees with the positions we have taken on our tax returns, we could face additional tax liability, including interest and penalties.  Payment of such additional amounts upon final adjudication of any disputes could have a material impact on our financial performance.

Failure to satisfy financial covenants and/or repayment requirements under our credit facility could have a material adverse effect on our financial condition.

We have a five-year revolving credit facility (“Facility”) with a maximum available borrowing commitment of $200 million, which expires in December 2015.  The Facility requires us to maintain certain financial covenants.  At January 3, 2012, the last day of our 2011 fiscal year, we had no outstanding debt balance under such Facility. However, any failure to maintain these debt covenants or have sufficient liquidity to either repay or refinance the then outstanding balance at expiration of the Facility, or upon violation of the covenants, would have a material adverse effect on our financial condition.  (See Note 7 of Notes to Consolidated Financial Statements in Part IV, Item 15 for additional information concerning our long-term debt.)

Risks Related to Owning Our Stock

The market price of our common stock is subject to volatility.

During fiscal 2011, the price of our common stock fluctuated between $23.65 and $34.07 per share.  The market price of our common stock may be significantly affected by a number of factors, including, but not limited to, changes in financial estimates by research analysts with respect to us or others in the restaurant industry, actual or anticipated variations in our operating results or those of our competitors, and announcements of significant transactions (including mergers or acquisitions, divestitures, joint ventures or other strategic initiatives) by us or others in the restaurant industry.  In addition, the stock markets as a whole have experienced extreme price and volume fluctuations that have affected the stock price of many companies in ways that may have been unrelated to an individual company’s operating performance.  The price of our common stock is likely to continue to be volatile, based on factors specific to our company and industry, as well as factors related to the operation of the stock markets as a whole.

There may be future sales or other dilution of our equity that may adversely affect the market price of our common stock.

We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities.  Our Board of Directors is authorized to issue additional shares of common stock and additional classes or series of preferred stock without any action on the part of the stockholders.  The Board of Directors also has the discretion, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation or winding up of our business and other terms.  If we issue preferred shares that have a preference over our common stock with respect to the payment of dividends or upon liquidation, dissolution or winding up, or if we issue preferred shares with voting rights that dilute the voting power of our common stock, the rights of our common stockholders or the market price of our common stock could be adversely affected.

We have a shareholder rights plan, or poison pill, which could affect the price of our common stock and make it more difficult for a potential acquirer to purchase a large portion of our securities, to initiate a tender offer or a proxy contest, or to acquire us.

In August 2008, our Board of Directors extended a shareholder rights plan, commonly known as a “poison pill,” until August 2018.  The poison pill may discourage, delay, or prevent a third party from acquiring a large portion of our securities, initiating a tender offer or proxy contest, or acquiring the Company through an acquisition, merger or similar transaction, which may prevent a third party from consummating one of these transactions, even if our shareholders might receive a premium for their shares over then-current market prices.

ITEM 1B.           UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.          PROPERTIES

All of our 170 existing restaurants are located on leased properties, and we have no current plans to own the real estate underlying our restaurants.  See Part I, Item 1 “Business — Existing Restaurant Locations” for information regarding the location of our restaurants.  We own substantially all of the FF&E in our restaurants.  Existing restaurant leases have expiration dates ranging from October 2012 to January 2032 (excluding unexercised renewal options).  Most of our restaurant leases provide for contingent rent based on a percentage of restaurant sales (to the extent this amount exceeds a minimum base rental) and payment of certain lease-related expenses.  (See Note 9 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for information regarding the aggregate straight-line minimum and contingent rent expense for the last three fiscal years and information regarding our obligation to pay minimum base rentals in future years.)  A majority of our leases also provide for termination rights by us in the event our sales are below a stated level for a period of time, generally conditioned upon a repayment of the unamortized allowances contributed by landlords to the build out of the leased premises.  Additionally, most of our leases also provide for a reduced level of overall rent obligation should specified co-tenancies not be satisfied.

Our corporate support center and one of our bakery production facilities are located in Calabasas Hills, California.  The corporate support center is an 88,000 square-foot facility on an approximately five-acre parcel of land.  The bakery production facility is a 60,000 square foot facility on an approximately three-acre parcel of land.  Our second bakery facility located in Rocky Mount, North Carolina is a 100,000 square foot facility on an approximately 16-acre parcel of land.  We currently own all three properties in fee simple and have an option to purchase additional land adjacent to our North Carolina facility, which is subject to our satisfaction of certain staffing levels at that facility and improvements to this real estate.  We also lease office space in Irvine, California for our development and design department.

ITEM 3.                  LEGAL PROCEEDINGS

See Note 9 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for a summary of legal proceedings.

ITEM 4.                  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                                                 MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Global Select Market tier of The NASDAQ Stock Market® under the symbol CAKE.  The following table sets forth, for the periods indicated, the high and low closing sales prices as reported on The NASDAQ Stock Market:

	High	Low
Fiscal 2011
First Quarter	$32.25	$27.11
Second Quarter	32.30	28.31
Third Quarter	34.07	24.30
Fourth Quarter	29.99	23.65

Fiscal 2010
First Quarter	$27.95	$20.75
Second Quarter	30.75	22.16
Third Quarter	26.98	21.56
Fourth Quarter	34.00	26.04

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

There were approximately 1,200 holders of record of our common stock at February 10, 2012, and we estimate there were approximately 19,900 beneficial stockholders on that date.

The following provides information regarding our purchase of our common stock during the fourteen weeks ended January 3, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 28 — November 1, 2011	212,696	$28.08	212,696	10,560,669
November 2 — November 29, 2011	508,826	27.45	508,826	10,051,843
November 30 — January 3, 2012	251,721	28.30	251,721	9,800,122
Total	973,243		973,243

On October 17, 2011, our Board of Directors increased the authorization to repurchase our common stock by 10.0 million shares to 41.0 million shares.  Under this authorization, we have cumulatively repurchased a total of 31.2 million shares at a total cost of $730.4 million through January 3, 2012.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.

In February 2011, our Board of Directors approved the adoption of a trading plan under Rule 10b5-1 (“10b5-1Plan”) under the Securities Exchange Act of 1934, as amended (“Act”), which was scheduled to be effective from March 16, 2011 through February 29, 2012.  This 10b5-1 Plan was terminated during the third quarter of fiscal 2011, in accordance with its terms, upon the repurchase of all of the shares contemplated to be repurchased under the plan.  Also in February 2011, the Board of Directors approved the terms of a share repurchase plan (“10b-18 Plan”) under which we were authorized to repurchase shares of our common stock in open market transactions in accordance with Rule 10b-18 of the Act, effective from February 24, 2011 through May 13, 2011.  This 10b-18 Plan terminated on April 19, 2011, in accordance with its terms upon the repurchase of all of the shares contemplated to be repurchased under the plan.

On October 17, 2011, the Board of Directors approved the terms of a new 10b-18 Plan, under which we are authorized to repurchase shares of our common stock in open market transactions in accordance with Rule 10b-18 of the Act, effective from October 24, 2011 through November 11, 2011.  In addition, on November 1, 2011, our Board of Directors approved the adoption of a new 10b5-1 Plan, which is effective from December 5, 2011 through July 3, 2012.  Purchases under the 10b5-1 Plan may be made in the open market or through privately negotiated transactions in support of the Company’s stock repurchase plan.  Purchases in the open market will be made in compliance with Rule 10b-18 under the Act.

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

Price Performance Graph

The following graph compares the cumulative five-year total return provided shareholders on the Company’s common stock relative to the S&P 400 Midcap Index, the NASDAQ Composite® (US) Index and the Nation’s Restaurant News Index.  The graph assumes a $100 initial investment and the reinvestment of dividends in each of the indices.  The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of the respective fiscal year of the Company. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

	12/29/06	12/31/07	12/31/08	12/31/09	12/31/10	12/30/11
The Cheesecake Factory Incorporated	$100	$96	$41	$88	$125	$119
S&P 400 Midcap Index	$100	$107	$67	$90	$113	$109
NASDAQ Composite® (US) Index	$100	$108	$66	$95	$113	$114
Nation’s Restaurant News Index (1)	$100	$106	$85	$106	$140	$177

(1)  The Nation’s Restaurant News Index (“Index”) is a comprehensive restaurant industry index.  In addition to fine and casual dining, the Index includes such fast growing segments as fast casual dining and quick-serve.

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto, and with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year (1) (2)
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$1,757,624	$1,659,404	$1,602,020	$1,606,406	$1,511,577

Costs and expenses:
Cost of sales	448,468	412,855	394,409	416,801	380,996
Labor expenses	567,358	536,954	528,578	533,080	491,614
Other operating costs and expenses	428,442	408,362	402,877	397,498	353,547
General and administrative expenses	96,263	95,729	97,432	83,731	83,949
Depreciation and amortization expenses	71,958	72,140	75,184	73,290	64,202
Impairment of assets	1,547	—	26,541	2,952	—
Preopening costs	10,138	5,153	3,282	11,883	26,466
Total costs and expenses	1,624,174	1,531,193	1,528,303	1,519,235	1,400,774

Income from operations	133,450	128,211	73,717	87,171	110,803
Interest expense	(4,918)	(16,808)	(23,433)	(14,788)	(10,852)
Interest income	842	192	372	1,849	4,703
Other (expense)/income, net	(231)	(506)	651	(977)	1,009
Income before income taxes	129,143	111,089	51,307	73,255	105,663
Income tax provision	33,423	29,376	8,474	20,962	31,699
Net income	$95,720	$81,713	$42,833	$52,293	$73,964

Net income per share:
Basic	$1.70	$1.39	$0.72	$0.82	$1.02

Diluted	$1.64	$1.35	$0.71	$0.82	$1.01

Weighted average shares outstanding:
Basic	56,378	58,905	59,362	63,822	72,475
Diluted	58,190	60,446	60,082	64,009	73,504

Balance Sheet Data (at end of period):
Total cash and cash equivalents	$48,211	$81,619	$73,715	$80,365	$36,867
Investments and marketable securities	—	—	—	996	12,362
Total assets	1,022,570	1,037,307	1,054,882	1,150,698	1,153,371
Total long-term debt and deemed landlord financing liability, including current portion	56,961	53,577	153,331	331,273	226,495
Total stockholders’ equity	542,753	592,337	516,113	452,566	562,926

Restaurant Data
Percentage change in comparable sales	1.8%	2.0%	(2.6)%	(4.6)%	0.6%
Restaurants open at year end	170	163	160	159	152

(1)          Fiscal 2011 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks.

(2)          Fiscal 2011, 2010, 2009, 2008 and 2007 included $9.6 million, $10.9 million, $14.6 million, $13.1 million and $18.2 million, respectively, of stock-based compensation expense.

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Fiscal Year
	2011	2010	2009
Net income	$95,720	$81,713	$42,833
After-tax impact from:
Impairment of assets (1)	928	—	15,925
Partial IRS settlement (2)	(1,506)	—	—
Unwinding of interest rate collars (3)	—	4,425	4,452
Chairman and CEO employment agreement (4)	—	—	1,530
Realization of investment in variable life insurance contract (5)	—	—	(668)
Adjusted net income	$95,142	$86,138	$64,072

Diluted net income per share	$1.64	$1.35	$0.71
After-tax impact from:
Impairment of assets	0.02	—	0.27
Partial IRS settlement	(0.03)	—	—
Unwinding of interest rate collars	—	0.07	0.07
Chairman and CEO employment agreement	—	—	0.03
Realization of investment in variable life insurance contract	—	—	(0.01)
Adjusted diluted net income per share (6)	$1.64	$1.42	$1.07

(1)          Represents the impairment of the carrying value of two The Cheesecake Factory restaurants and one Grand Lux Cafe in fiscal 2011 and four Grand Lux Cafe restaurants in fiscal 2009.  The pre-tax amounts associated with these items were $1,547 and $26,541 in fiscal years 2011 and 2009, respectively, and were recorded in impairment of assets.

(2)          Represents the partial settlement with the IRS, as described in Note 9 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report.  The pre-tax amount associated with this item was $719 and was recorded in interest income.  The non-taxable amount associated with this item was $1,075 and was recorded in income tax provision.

(3)          Represents costs to unwind derivative instruments in conjunction with reducing the outstanding balance on our revolving credit facility.  The pre-tax amounts associated with this item were $7,376 and $7,421 in fiscal years 2010 and 2009, respectively, and were recorded in interest expense.

(4)         Represents a charge resulting from a change in the amount and structure of the retirement benefit contained in the employment agreement with our Chief Executive Officer.  The pre-tax amount associated with this item was $2,550 and was recorded in general and administrative expenses.

(5)          Represents the realization of proceeds from one of our variable life insurance contracts used to support our Executive Savings Plan, a non-qualified deferred compensation plan.  This item is non-taxable and was recorded in other (expense)/income.

(6)          Diluted net income per share may not add due to rounding.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report for more information regarding each of the identified items.

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

As of February 23, 2012, we operated 170 upscale, casual, full-service dining restaurants: 156 under The Cheesecake Factory® mark, 13 under the Grand Lux Cafe® mark and one under the RockSugar Pan Asian Kitchen® mark.  We also operated two bakery production facilities.

The Cheesecake Factory is an upscale, casual dining concept that offers more than 200 menu items including appetizers, pizza, seafood, steaks, chicken, burgers, pasta, specialty items, salads, sandwiches, omelettes and desserts, including approximately 40 varieties of cheesecake and other baked desserts.  Grand Lux Cafe and RockSugar Pan Asian Kitchen are also upscale, casual dining concepts offering approximately 200 and 80 menu items, respectively.  In contrast to many chain restaurant operations, substantially all of our menu items (except certain desserts manufactured at our bakery production facilities) are prepared on site at our restaurants using high quality, fresh ingredients based on innovative and proprietary recipes.  We believe our restaurants are recognized by consumers for offering value with generous food portions at moderate prices.  Our restaurants’ distinctive, contemporary design and decor create a high-energy ambiance in a casual setting.  Our restaurants typically range in size from 7,000 to 15,000 interior square feet, provide full liquor service and are generally open seven days a week for lunch and dinner, as well as Sunday brunch.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31st for financial reporting purposes.  Fiscal years 2010 and 2009 each consisted of 52 weeks, while fiscal 2011 consisted of 53 weeks.  The estimated impact of the 53rd week in fiscal 2011 in comparison to fiscal 2010 was an increase in revenue of approximately $43 million.  While certain expenses increased in direct relationship to additional revenue from the 53rd week, some expenses are incurred on a calendar month basis.

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

Our philosophy with regard to menu pricing is to use price increases to help offset key operating costs in a manner that balances protecting both our margins and guest traffic levels.  Historically, menu mix generally had a neutral effect on our average check, allowing us to retain the full impact of our menu price increases.  However, as a result of the economic downturn, menu mix became slightly negative due to check management by our guests.  We expect to return more toward the previous (neutral) pattern as the economy strengthens.

Comparable restaurant sales growth, in addition to revenue from new restaurant openings and increases in third-party bakery sales, drive our overall revenue growth.  In the future, we expect international locations to also contribute to our revenue growth.

•                  Income from Operations Expressed as a Percentage of Revenues (“Operating Margins”).  Operating margins are subject to fluctuations in commodity costs, labor, restaurant-level occupancy expenses, general and administrative expenses (“G&A”) and preopening expenses.  Our objective is to gradually increase our operating margins by capturing fixed cost leverage from comparable restaurant sales increases; maximizing our purchasing power as our business grows; and operating our restaurants as productively as possible by retaining the efficiencies we gained through the implementation of cost management initiatives.

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

Results of Operations

The following table sets forth, for the periods indicated, our consolidated statements of operations expressed as percentages of revenues:

	Fiscal Year
	2011	2010	2009
Revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	25.5	24.9	24.6
Labor expenses	32.3	32.4	33.0
Other operating costs and expenses	24.3	24.6	25.1
General and administrative expenses	5.5	5.8	6.1
Depreciation and amortization expenses	4.1	4.3	4.7
Impairment of assets	0.1	—	1.7
Preopening costs	0.6	0.3	0.2

Total costs and expenses	92.4	92.3	95.4

Income from operations	7.6	7.7	4.6
Interest expense	(0.3)	(1.0)	(1.5)
Interest income	0.0	0.0	0.0
Other (expense)/income, net	0.0	0.0	0.1

Income before income taxes	7.3	6.7	3.2
Income tax provision	1.9	1.8	0.5

Net income	5.4%	4.9%	2.7%

Fiscal 2011 Compared to Fiscal 2010

Revenues

Revenues increased 5.9% to $1,757.6 million for fiscal 2011, including approximately $43 million contributed by the 53rd week, compared to $1,659.4 million for fiscal 2010.

Restaurant revenues increased 6.2% to $1,685.0 million for fiscal 2011 compared to $1,586.3 million for the prior fiscal year.  The 53rd week contributed approximately $41 million in restaurant revenues in fiscal 2011.  Comparable sales at The Cheesecake Factory and Grand Lux Cafe restaurants increased by 1.8%, or $28.9 million, from fiscal 2010 to fiscal 2011.  The Cheesecake Factory and Grand Lux Cafe restaurants become eligible to enter our comparable sales calculations in their 19th month of operation.  At January 3, 2012, there were eight The Cheesecake Factory restaurants not included in the comparable sales base.

Comparable sales at The Cheesecake Factory restaurants increased 2.0% from fiscal 2010 on a 53 week basis driven by both improved guest traffic and average check.  We implemented effective menu price increases of approximately 0.7% and 1.3% during the first and third quarters of fiscal 2011, respectively.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, The Cheesecake Factory menu included a 1.6% increase in pricing for fiscal year 2011.  This increase in menu pricing was partially offset by a menu mix shift due to check management by guests, particularly related to non-alcoholic beverage purchases.  Inclusive of our summer 2011 and winter 2012 menu changes, we are targeting an effective price increase of approximately 2.2% for the first half of fiscal 2012.  We plan to review our operating cost and expense trends in the spring of 2012 and consider the need for additional menu pricing in connection with our 2012 summer menu change.

Comparable sales at our Grand Lux Cafe restaurants decreased 0.3% from fiscal year 2010 on a 53 week basis driven by a decline in guest traffic, partially offset by an increase in average check.  During the second quarter of fiscal 2011, we implemented an effective menu price increase of approximately 1.4%.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, the Grand Lux Cafe menu included a 0.9% increase in pricing for fiscal year 2011.  This increase in menu pricing was offset by menu mix shifts due to ongoing check management by guests, particularly with regard to their purchase of non-alcoholic beverages.

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

Total restaurant operating weeks increased 4.2% to 8,777 in fiscal 2011 from the prior year due to the opening of seven new restaurants during the trailing 15-month period.  Excluding the impact of the 53rd week in fiscal 2011, total operating weeks increased 2.1% to 8,607.  Average sales per restaurant operating week increased approximately 2.1% to $192,000 in fiscal 2011 compared to fiscal 2010 due to an improvement in both guest traffic and average check.

Bakery sales to other foodservice operators, retailers and distributors (“bakery sales”) decreased 0.7% to $72.6 million in fiscal 2011 compared to $73.1 million in the prior fiscal year due primarily to decreases in warehouse club and national account sales.

We strive to develop and maintain long-term, growing relationships with our bakery customers, based largely on our 39-year reputation for producing high quality and creative baked desserts.  However, it is difficult to predict the timing of bakery product shipments and contribution margins on a quarterly basis, as the purchasing plans of our large-account customers may fluctuate.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses.

As a percentage of revenues, cost of sales increased to 25.5% in fiscal 2011 compared to 24.9% in fiscal 2010.  This increase was due to continuing cost pressures from certain commodities, primarily dairy and some general grocery items.

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

We attempt to negotiate short-term and long-term agreements for our principal commodity, supply and equipment requirements, depending on market conditions and expected demand.  However, we are currently unable to contract for extended periods of time for certain of our commodities such as fish and many dairy items (excluding cream cheese used in our bakery operations).  Consequently, these commodities can be subject to unforeseen supply and cost fluctuations.  Cream cheese is the most significant commodity used in our bakery products.  We contracted for a substantial portion of our fiscal 2011 cream cheese requirements and also purchased cream cheese on the spot market as necessary to supplement our contracted amounts.

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

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, decreased to 32.3% in fiscal 2011 compared to 32.4% in fiscal 2010.  This improvement was primarily due to leverage from increased comparable sales and favorable group medical insurance costs, partially offset by higher payroll taxes due to a benefit in fiscal 2010 from the federal Hiring Incentives to Restore Employment (“HIRE”) Act, which resulted in lower employer FICA costs in that year.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead, selling and distribution expenses.  As a percentage of revenues, other operating costs and expenses decreased to 24.3% for fiscal 2011 versus 24.6% for fiscal 2010.  This decrease was primarily due to leverage from increased comparable sales and lower marketing expenses, partially offset by higher year-over-year expense related to our self-insured workers’ compensation and general liability plans.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, as well as the restaurant field supervision, bakery administrative and corporate support organizations.  As a percentage of revenues, G&A expenses decreased to 5.5% for fiscal 2011 versus 5.8% for fiscal 2010 due primarily to a lower fiscal 2011 accrual for incentive compensation and leverage from increased sales.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses decreased to 4.1% for fiscal 2011 compared to 4.3% for fiscal 2010.  The decrease is primarily attributable to lower capital investments due to fewer restaurant openings in the past few years, as well as proportionately higher investment during those years in information systems, which have shorter useful lives than most restaurant capital expenditures.

Impairment of Assets

In fiscal 2011, we recorded expense of $1.5 million, representing reductions to the carrying values of three previously impaired locations, consisting of one Grand Lux Cafe and two The Cheesecake Factory restaurants.  No impairment charges were recorded in fiscal 2010.  If the economic recovery remains slow and/or we are unable to implement initiatives to appropriately scale our infrastructure in a timely manner, we may be required to record additional impairment charges in future periods.  (See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our accounting policies regarding Impairment of Long-Lived Assets.)

Preopening Costs

Preopening costs increased to $10.1 million for fiscal 2011 compared to $5.2 million for the prior fiscal year.  We incurred preopening costs to open seven The Cheesecake Factory restaurants in fiscal 2011 compared to opening three The Cheesecake Factory restaurant during fiscal 2010.

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

Interest Expense, Interest Income and Other (Expense)/Income, Net

Interest expense decreased to $4.9 million for fiscal 2011 compared to $16.8 million for fiscal 2010 due primarily to $7.4 million recorded in fiscal 2010 to unwind an interest rate collar.  In addition, we had no outstanding borrowings under our Facility during fiscal 2011 as compared to a $66.2 million average debt balance in the prior year.  (See Notes 7 and 8 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt and derivative financial instruments, respectively.)  Interest expense also included $3.8 million and $3.6 million in fiscal 2011 and fiscal 2010, respectively, associated with landlord construction allowances deemed to be financing in accordance with accounting guidance.

Interest income increased to $0.8 million for fiscal 2011 compared to $0.2 million for the prior year due primarily to $0.7 million of interest income in fiscal 2011 related to the favorable resolution of litigation we filed against the IRS relating to disallowed employee compensation expense as to tax years 2003 and 2004, as described in Note 9 of Notes to Consolidated Financials Statements in Part IV, Item 15 of this report.

We recorded net other expense of $0.2 million in fiscal 2011 compared to $0.5 million for fiscal 2010.  This variance primarily relates to changes in the value of our investments in variable life insurance contracts used to support our Executive Savings Plan (“ESP”), a non-qualified deferred compensation plan.

Income Tax Provision

Our effective income tax rate was 25.9% for fiscal 2011 compared to 26.4% for fiscal 2010.  This decrease was primarily attributable to the HIRE Act retention credit in fiscal 2011 and the favorable resolution of litigation we filed against the IRS relating to disallowed employee compensation expense as to tax years 2003 and 2004, as described in Note 9 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report.  These decreases were partially offset by non-deductible losses in fiscal 2011 as compared non-taxable gains in fiscal 2010 on our investments in variable life insurance use to support our ESP.

Fiscal 2010 Compared to Fiscal 2009

Revenues

Revenues increased 3.6% to $1,659.4 million for fiscal 2010 compared to $1,602.0 million for fiscal 2009.

Restaurant revenues increased 3.4% to $1,586.3 million for fiscal 2010 compared to $1,534.3 million for the prior fiscal year.  Comparable sales at The Cheesecake Factory and Grand Lux Cafe restaurants increased by 2.0%, or $30.0 million, from fiscal 2009 to fiscal 2010.  At December 28, 2010, there were three The Cheesecake Factory restaurants not included in the comparable sales base.

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

Comparable sales at our Grand Lux Cafe restaurants increased 1.5% from fiscal year 2009, driven by improved guest traffic.  We did not implement any price increases in fiscal 2010.  However, menu price increases made in fiscal 2009 had a year-over-year impact in fiscal 2010.  On a weighted average basis, the Grand Lux menu included a 0.7% increase in pricing for fiscal year ended December 28, 2010.  This increase in menu pricing was offset by menu mix shifts due to ongoing check management by guests, particularly with regard to their purchase of non-alcoholic beverages.

Total restaurant operating weeks increased 1.4% to 8,426 in fiscal 2010 from the prior year due to the opening of three new restaurants during the trailing 15-month period.  In addition, average sales per restaurant operating week increased approximately 1.8% to $188,000 in fiscal 2010 compared to the prior fiscal year due principally to the improvement in guest traffic.

Bakery sales increased 8.0% to $73.1 million in fiscal 2010 compared to $67.7 million in the prior fiscal year due primarily to increases in warehouse club and national account sales.

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

Labor Expenses

As a percentage of revenues, labor expenses decreased to 32.4% in fiscal 2010 compared to 33.0% in fiscal 2009.  This improvement was primarily due to overall productivity gains as a result of our operational initiatives, which included aligning the staffing in our restaurants with current sales volumes, leverage from positive comparable sales and lower stock-based compensation.

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

Interest Expense, Interest Income and Other (Expense)/Income, Net

Interest expense decreased to $16.8 million for fiscal 2010 compared to $23.4 million for fiscal 2009 due primarily to lower average outstanding debt balances during fiscal 2010 as compared to the prior year.  Interest expense included $7.4 million in both fiscal 2010 and 2009 to unwind interest rate collars in conjunction with reducing our revolving credit facility balance.  (See Notes 7 and 8 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt and derivative financial instruments, respectively.)  Interest expense also included $3.6 million and $3.7 million in fiscal 2010 and fiscal 2009, respectively, associated with landlord construction allowances deemed to be financing in accordance with accounting guidance.

Interest income decreased to $0.2 million for fiscal 2010 compared to $0.4 million for the prior year due primarily to lower invested balances and lower interest rates on those invested balances during fiscal 2010.

We recorded net other expense of $0.5 million for fiscal 2010 compared to net other income of $0.7 million for fiscal 2009.  This variance primarily relates to changes in the value of our investments in variable life insurance contracts used to support our ESP, and the realization in fiscal 2009 of $0.7 million in proceeds from one of these contracts, as well as reductions in other miscellaneous income items.

Income Tax Provision

Our effective income tax rate was 26.4% for fiscal 2010 compared to 16.5% for fiscal 2009.  This increase was primarily attributable to deleverage from employment-related tax credits on higher pretax income, as well as lower non-taxable gains on our investments in variable life insurance contracts used to support our ESP, partially offset by the favorable resolution of our litigation we filed against the IRS relating to disallowed employee compensation expense as to tax years 2005 and 2006, as described in Note 9 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report.

Fiscal 2012 Outlook

This discussion contains forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes in Part IV, Item 15 of this report, the “Risk Factors” included in Part I, Item 1A of this report, and the cautionary statements included throughout this report.

In fiscal 2012, we plan to open as many as seven to eight new restaurants, including one Grand Lux Cafe.  We estimate diluted earnings per share for fiscal 2012 will be between $1.80 and $1.90 based on the assumption that comparable restaurant sales will increase in a range of between 1.5% and 2.5%.  We expect cash capital expenditures in fiscal 2012 to range between $100 million and $110 million.  We also plan to continue to use the majority of our free cash flow to repurchase shares of our common stock.

Liquidity and Capital Resources

Our corporate financial objectives are to maintain a sufficiently strong and conservative balance sheet to support our operating initiatives and unit growth with financial flexibility; to provide the financial resources necessary to protect and enhance the competitiveness of our restaurant and bakery brands; and to provide a prudent level of financial capacity to manage the risks and uncertainties of conducting our business operations in the current economic environment and through future economic and industry cycles.  Our ongoing capital requirements are principally related to our restaurant expansion plan and ongoing maintenance of our restaurants and bakery facilities, as well as investment in our corporate and information technology infrastructures.

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

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (dollar amounts in millions):

	Fiscal Year
	2011	2010	2009

Cash provided by operating activities	$196.1	$167.1	$198.8
Capital expenditures	$(76.7)	$(41.8)	$(37.2)
Proceeds from exercise of employee stock options	$16.1	$30.6	$1.7
Repayment on credit facility	$—	$(100.0)	$(175.0)
Purchase of treasury stock	$(172.1)	$(52.1)	$—

During fiscal 2011, our cash and cash equivalents decreased by $33.4 million to $48.2 million at January 3, 2012.  This decrease was primarily attributable to treasury stock purchases and capital expenditures, partially offset by cash provided by operating activities and proceeds from exercises of employee stock options.  See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of cash and cash equivalents.

Capital expenditures were higher in fiscal 2011 compared to fiscal 2010 and 2009 due to the number of restaurants opened in each year (seven, three and one, respectively.)  Capital expenditures for new restaurants, including locations under development as of each fiscal year end were $46.9 million, $15 million and $8 million for fiscal 2011, 2010 and 2009, respectively.  Fiscal 2011 capital expenditures also included $20.0 million for our existing restaurants, and approximately $9.8 million for bakery and corporate infrastructure investments.

For fiscal 2012, we currently estimate our cash outlays for capital expenditures to range between $100 million and $110 million, net of agreed-upon up-front cash landlord construction contributions and excluding $11 million of expected noncapitalizable preopening costs for new restaurants.  The amount reflected as additions to property and equipment in the consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each lease (See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report).  Our estimate for capital expenditures for fiscal 2012 contemplates a net outlay of $51 million to $56 million for as many as seven to eight restaurants expected to be opened during fiscal 2012 and estimated construction-in-progress disbursements for anticipated fiscal 2013 openings.  These amounts are net of estimated collections of up-front cash landlord construction contributions.  Expected capital expenditures for fiscal 2012 also include $32 million to $33 million for maintenance and capacity additions on our existing restaurants and $17 million to $21 million for bakery and corporate infrastructure investments.

At January 3, 2012, we had no borrowings outstanding under our $200 million revolving credit facility (“Facility”).  Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of January 3, 2012, we had net availability for borrowings of $182 million, based upon a zero outstanding debt balance and $18 million in standby letters of credit.  In addition, our Facility limits our cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined leverage ratio. See Note 7 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.

During fiscal 2008 and 2007, we entered into several zero-cost interest rate collars that hedged interest rate variability on a portion of outstanding borrowings on our Facility.  During fiscal 2010 and 2009, in conjunction with repayments on our Facility, we unwound our derivatives at a cost of $7.4 million in each year.  We had no derivative instruments outstanding at January 3, 2012.  See Note 8 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our derivative financial instruments.

On October 17, 2011, our Board of Directors increased the authorization to repurchase our common stock by 10.0 million shares to 41.0 million shares.  Under this authorization, we have cumulatively repurchased a total of 31.2 million shares at a total cost of $730.4 million through January 3, 2012.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our repurchase authorization and methods.

Based on our current expansion objectives, we believe that during the upcoming 12 months our cash and cash equivalents, combined with expected cash flows provided by operations, available borrowings under our credit facility and expected landlord construction contributions should be sufficient in the aggregate to finance our capital allocation strategy, including capital expenditures and share repurchases and allow us to consider additional possible capital allocation strategies, such as the initiation of a dividend or the acquisition of other growth vehicles.

As of January 3, 2012, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties.  Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Contractual Obligations and Commercial Commitments

The following schedules summarize our contractual obligations and commercial commitments as of January 3, 2012 (amounts in millions):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Contractual obligations
Leases (1)	$947.9	$67.0	$137.6	$137.6	$605.7
Long-term debt	—	—	—	—	—
Purchase obligations (2)	107.8	97.4	9.4	0.9	0.1
Uncertain tax positions (3)	0.7	—	0.7	—	—
Total	$1,056.4	$164.4	$147.7	$138.5	$605.8

Other commercial commitments
Standby letters of credit	$18.0	$—	$—	$18.0	$—

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

(3)           Represents liability for uncertain tax positions.  See Note 13 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of income taxes.

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

Property and Equipment

We record property and equipment at cost less accumulated depreciation.  Improvements are capitalized while repairs and maintenance costs are expensed as incurred.  Depreciation and amortization are calculated using the straight-line method over the estimated useful life of each asset or lease term, whichever is shorter.  The useful life of property and equipment and the determination as to what constitutes a capitalized cost versus a repair and maintenance expense involves judgment by management, which may produce materially different amounts of depreciation expense than if different assumptions were used.

Impairment of Long-Lived Assets

We assess potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable.  Factors considered include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends.  We regularly review any restaurants that are cash flow negative for the previous four quarters to determine if impairment testing is warranted.  At any given time, we may be monitoring a small number of locations, and future impairment charges could be required if individual restaurant performance does not improve.

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

In fiscal 2011, we recorded expense of $1.5 million, representing additional reductions to the carrying values of three previously impaired locations, consisting of one Grand Lux Cafe and two The Cheesecake Factory restaurants.  During fiscal 2009, we recorded a $26.5 million impairment charge against four Grand Lux Cafe locations.  No impairment charges were recorded in fiscal 2010.  If the economic recovery remains slow and/or we are unable to implement initiatives to appropriately scale our infrastructure in a timely manner, we may be required to record additional impairment charges in future periods.

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

We expend cash for leasehold improvements and FF&E to build out and equip our leased premises.  We may also expend cash for structural additions that we make to leased premises.  Generally a portion of the leasehold improvements and building costs are reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in our leases.  If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against our future minimum or percentage rents otherwise payable by us, or a combination thereof.  Depending on the specifics of the leased space and the lease agreement, amounts paid for structural components are recorded during the construction period as either prepaid rent or construction-in-progress and the landlord construction contributions are recorded as either an offset to prepaid rent or as a deemed landlord financing liability.

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

Self-Insurance Liability

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employment practices, employee health benefits and other insurable risks.  The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR”) as of the balance sheet date.  Our estimated liabilities are not discounted and are based on information provided by our insurance brokers and insurers, combined with our judgment regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices.  We maintain stop-loss coverage with third-party insurers to limit our individual claim exposure for many of our programs and for aggregate exposure on our employee health benefits program.  The estimated amounts receivable from our third-party insurers under this coverage are recorded in other receivables.  Significant judgment is required to estimate IBNR amounts as parties have yet to assert such claims.  If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

Stock-Based Compensation

We apply the Black-Scholes valuation model in determining the fair value of stock option grants, which requires the use of subjective assumptions, including the volatility of our common stock price and the length of time employees will retain their vested stock options prior to exercise.  Additionally, we estimate the expected forfeiture rate related to stock options, restricted shares and restricted share units in determining the amount of stock-based compensation expense for each period.  Changes in these assumptions can materially affect our results of operations.  (See Note 11 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of stock-based compensation.)

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

Impact of Inflation and Changes in the Costs of Key Operating Resources

Our operating margins depend on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, energy and other supplies and services.  Substantial increases in costs could impact our operating results to the extent that such increases cannot be passed along to our restaurant and bakery customers.  While we have taken steps to qualify multiple suppliers and enter into agreements for some of the commodities used in our restaurant and bakery operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control.  We are currently unable to contract for extended periods of time for certain of our commodities such as fish and many dairy items (excluding cream cheese used in our bakery operations).  Consequently, these commodities can be subject to unforeseen supply and cost fluctuations.

Our staff members are subject to various minimum wage requirements.  We operate in many states, including California, where the minimum wage is higher than the federal minimum and in such states our staff members receive minimum compensation equal to the state’s minimum wage.  There have been and may be additional minimum wage increases in excess of federal minimum wage implemented in various jurisdictions in which we operate or seek to operate.  Minimum wage increases may have a material adverse effect on our labor costs.  Certain operating costs, such as taxes, insurance and other outside services continue to increase with the general level of inflation or higher and may also be subject to other cost and supply fluctuations outside of our control.

While we have been able to partially offset inflation and other changes in the costs of key operating resources by gradually increasing prices for our menu items and bakery products, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future.  From time to time, competitive conditions could limit our menu pricing flexibility.  In addition, macroeconomic conditions could make additional menu price increases imprudent.  There can be no assurance that future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our restaurant guests without any resulting changes in their visit frequencies or purchasing patterns.  Substantially all of the leases for our restaurants provide for contingent rent obligations based on a percentage of sales.  As a result, rent expense will absorb a proportionate share of any menu price increases in our restaurants.  There can be no assurance that we will generate increases in comparable restaurant and bakery sales in amounts sufficient to offset inflationary or other cost pressures.

Seasonality and Quarterly Results

Our business is subject to seasonal fluctuations in that our restaurant sales are typically higher during the second and third quarters of the fiscal year, as well as during the Christmas holiday season.  Historically, our highest levels of revenues for our established restaurants occur in the second and third quarters of the fiscal year.  Approximately 90% of our restaurants are located in or near retail centers and malls that typically experience seasonal fluctuations in sales.  Patio seating represents approximately 20% of the total available productive seating in our restaurants and can be subject to disruption from inclement weather.  Quarterly results have been and will continue to be significantly impacted by the number and timing of new restaurant openings and their associated preopening costs and operating inefficiencies.  Our bakery revenue is seasonal to the extent that the fourth quarter’s sales are typically higher due to holiday-related orders and also may vary significantly due to the timing and/or size of orders from our larger bakery customers.  (See Item 1A — Risk Factors — “Our business is somewhat seasonal, which could result in fluctuations in our financial performance from quarter to quarter and year-to-year” and “Adverse weather conditions and natural disasters could unfavorably impact our restaurant sales.”)  As a result of these factors, our financial results for any single quarter or for periods of less than a year are not necessarily indicative of the results that may be achieved on an annual basis.

ITEM 7A.                                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains forward-looking statements.  Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

We are exposed to market risk from interest rate changes on our funded debt.  This exposure relates to the component of the interest rate on our $200 million revolving credit facility (“Facility”) that is indexed to three-month LIBOR.  As of January 3, 2012 we had no debt outstanding under the Facility.  Therefore, we had no exposure to interest rate fluctuations on our funded debt at year end fiscal 2011.  See Note 7 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.

We are also subject to market risk related to our investments in variable life insurance contracts used to support our ESP, to the extent these investments are not equivalent to the related liability.  In addition, because changes in these investments are not taxable, the full impact of gains or losses affects net income.  Based on balances at January 3, 2012 and December 28, 2010, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes.  However, net income would have declined by $0.9 million at both dates.

We purchase food and other commodities for use in our operations, based on market prices established with our suppliers.  Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control.  We attempt to negotiate short-term and long-term agreements for our principal commodity, supply and equipment requirements, depending on market conditions and expected demand.  However, we are currently unable to contract for extended periods of time for certain of our commodities such as fish and many dairy items (excluding cream cheese used in our bakery operations).  Consequently, these commodities can be subject to unforeseen supply and cost fluctuations.  Substantially all of our food and supplies are available from multiple qualified suppliers, which helps to diversify our overall commodity cost risk.  In addition, we may have the ability to increase menu prices, or vary menu items, in response to food commodity price increases.  We do not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required to be filed hereunder are set forth in Part IV, Item 15 of this report.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 3, 2012.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 3, 2012 on the criteria in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 3, 2012.

The effectiveness of our internal control over financial reporting as of January 3, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 of this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter ended January 3, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information with respect to our executive officers is included in Part I, Item 1 of this report.  Other information required by this item is hereby incorporated by reference from the sections entitled “Election of Directors,” “Board of Directors and Corporate Governance,” “Designation of Audit Committee Financial Experts,” “Committees of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2012 (the “Proxy Statement”).

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

ITEM 13.                                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference to the sections entitled “Policies Regarding Review, Approval or Ratification of Transactions with Related Persons” and “Board of Directors and Corporate Governance” in the Proxy Statement.

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

		The Exhibits required to be filed hereunder are listed in the exhibit index included herein at page 63.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders’ of The Cheesecake Factory Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of The Cheesecake Factory Incorporated and its subsidiaries at January 3, 2012 and December 28, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 29, 2012

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 3, 2012	December 28, 2010
ASSETS
Current assets:
Cash and cash equivalents	$48,211	$81,619
Accounts receivable	11,334	16,184
Income tax receivable	5,472	3,840
Other receivables	32,096	27,296
Inventories	28,210	23,036
Prepaid expenses	36,498	28,345
Deferred income taxes	14,574	14,642

Total current assets	176,395	194,962

Property and equipment, net	758,503	755,468

Other assets:
Intangible assets, net	14,674	14,482
Prepaid rent	49,490	50,391
Other	23,508	22,004

Total other assets	87,672	86,877

Total assets	$1,022,570	$1,037,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,159	$32,651
Other accrued expenses	187,081	170,054

Total current liabilities	223,240	202,705

Deferred income taxes	103,927	95,828
Deferred rent	69,742	67,258
Deemed landlord financing liability	55,086	51,954
Other noncurrent liabilities	27,822	27,225
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 85,863,313 and 84,912,101 shares issued at January 3, 2012 and December 28, 2010, respectively	859	849
Additional paid-in capital	455,339	428,527
Retained earnings	816,977	721,257
Treasury stock 31,196,128 and 25,204,104 shares at cost at January 3, 2012 and December 28, 2010, respectively	(730,422)	(558,296)

Total stockholders’ equity	542,753	592,337

Total liabilities and stockholders’ equity	$1,022,570	$1,037,307

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year
	2011	2010	2009
Revenues	$1,757,624	$1,659,404	$1,602,020
Costs and expenses:
Cost of sales	448,468	412,855	394,409
Labor expenses	567,358	536,954	528,578
Other operating costs and expenses	428,442	408,362	402,877
General and administrative expenses	96,263	95,729	97,432
Depreciation and amortization expenses	71,958	72,140	75,184
Impairment of assets	1,547	—	26,541
Preopening costs	10,138	5,153	3,282
Total costs and expenses	1,624,174	1,531,193	1,528,303
Income from operations	133,450	128,211	73,717
Interest expense	(4,918)	(16,808)	(23,433)
Interest income	842	192	372
Other (expense)/income, net	(231)	(506)	651
Income before income taxes	129,143	111,089	51,307
Income tax provision	33,423	29,376	8,474
Net income	$95,720	$81,713	$42,833

Net income per share:
Basic	$1.70	$1.39	$0.72
Diluted	$1.64	$1.35	$0.71

Weighted average shares outstanding:
Basic	56,378	58,905	59,362
Diluted	58,190	60,446	60,082

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, December 30, 2008	82,847	$828	$370,919	$596,711	$(9,684)	$(506,208)	$452,566
Comprehensive income:
Net income	—	—	—	42,833	—	—	42,833
Net unrealized gain on available-for-sale securities	—	—	—	—	1	—	1
Net unrealized loss on derivative financial instruments	—	—	—	—	346	—	346
Loss reclassified into income due to cancellation of derivative financial instruments	—	—	—	—	4,718	—	4,718
Total comprehensive income							47,898
Issuance of common stock from stock options exercised	182	2	1,681	—	—	—	1,683
Tax impact of stock options exercised, net of cancellations	—	—	(1,117)	—	—	—	(1,117)
Stock-based compensation	—	—	15,079	—	—	—	15,079
Issuance of restricted stock, net of forfeitures	348	4	—	—	—	—	4
Balance, December 29, 2009	83,377	834	386,562	639,544	(4,619)	(506,208)	516,113
Comprehensive income:
Net income	—	—	—	81,713	—	—	81,713
Net unrealized loss on derivative financial instruments	—	—	—	—	41	—	41
Loss reclassified into income due to cancellation of derivative financial instruments	—	—	—	—	4,578	—	4,578
Total comprehensive income							86,332
Issuance of common stock from stock options exercised	1,437	14	30,563	—	—	—	30,577
Tax impact of stock options exercised, net of cancellations	—	—	233	—	—	—	233
Stock-based compensation	—	—	11,169	—	—	—	11,169
Issuance of restricted stock, net of forfeitures	98	1	—	—	—	—	1
Purchase of treasury stock	—	—	—	—	—	(52,088)	(52,088)
Balance, December 28, 2010	84,912	849	428,527	721,257	—	(558,296)	592,337
Net income	—	—	—	95,720	—	—	95,720
Issuance of common stock from stock options exercised	767	8	16,138	—	—	—	16,146
Tax impact of stock options exercised, net of cancellations	—	—	844	—	—	—	844
Stock-based compensation	—	—	9,830	—	—	—	9,830
Issuance of restricted stock, net of forfeitures	184	2	—	—	—	—	2
Purchase of treasury stock	—	—	—	—	—	(172,126)	(172,126)
Balance, January 3, 2012	85,863	$859	$455,339	$816,977	$—	$(730,422)	$542,753

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2011	2010	2009

Cash flows from operating activities:
Net income	$95,720	$81,713	$42,833
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	71,958	72,140	75,184
Impairment of assets	1,547	—	26,541
Realized loss on derivative financial instruments	—	7,376	7,421
Deferred income taxes	7,907	(4,087)	(4,798)
Stock-based compensation	9,635	10,913	14,610
Tax impact of stock options exercised, net of cancellations	844	233	(1,117)
Excess tax benefit related to stock options exercised	(741)	(3,357)	(857)
Other	1,023	178	1,957
Changes in assets and liabilities:
Accounts receivable	4,850	(4,832)	1,185
Other receivables	(4,800)	179	5,346
Inventories	(5,174)	(834)	930
Prepaid expenses	(8,153)	(474)	(3,217)
Other assets	(545)	562	6,725
Accounts payable	3,508	(1,297)	(3,927)
Income taxes receivable	(1,632)	(1,964)	7,865
Termination of derivative financial instruments	—	(7,376)	(7,421)
Other accrued expenses	20,117	17,984	29,587
Cash provided by operating activities	196,064	167,057	198,847

Cash flows from investing activities:
Additions to property and equipment	(76,746)	(41,847)	(37,243)
Additions to intangible assets	(870)	(1,821)	(1,712)
Sales of available-for-sale securities	—	—	1,000
Cash used in investing activities	(77,616)	(43,668)	(37,955)

Cash flows from financing activities:
Deemed landlord financing proceeds	5,070	4,198	6,354
Deemed landlord financing payments	(1,687)	(1,529)	(1,436)
Proceeds from exercise of employee stock options	16,146	30,577	1,683
Excess tax benefit related to stock options exercised	741	3,357	857
Repayment on credit facility	—	(100,000)	(175,000)
Purchase of treasury stock	(172,126)	(52,088)	—
Cash used in financing activities	(151,856)	(115,485)	(167,542)

Net change in cash and cash equivalents	(33,408)	7,904	(6,650)
Cash and cash equivalents at beginning of period	81,619	73,715	80,365
Cash and cash equivalents at end of period	$48,211	$81,619	$73,715

Supplemental disclosures:
Interest paid	$4,250	$17,492	$24,486
Income taxes paid	$27,246	$31,038	$18,576

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies:

Description of Business

The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we,” “us” and “our”) operates 170 upscale, casual, full-service dining restaurants under The Cheesecake Factory®, Grand Lux Cafe® and RockSugar Pan Asian Kitchen® marks.  Additionally, we operate two bakery production facilities that produce baked desserts and other products for our restaurants and for other foodservice operators, retailers and distributors.  All of our Company-operated and licensed restaurants and our bakery production facilities are located within the United States of America.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and its wholly owned subsidiaries.  All intercompany accounts and transactions for the periods presented have been eliminated in consolidation.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31st for financial reporting purposes.  Fiscal years 2010 and 2009 each consisted of 52 weeks, while fiscal 2011 consisted of 53 weeks.  Fiscal year 2012 will consist of 52 weeks.

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

Cash and Cash Equivalents

Amounts receivable from credit card processors, totaling $6.4 million and $7.4 million at January 3, 2012 and December 28, 2010, respectively, are considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.  Checks issued, but not yet presented for payment to our bank, are reflected as a reduction of cash and cash equivalents.

Accounts and Other Receivables

Our accounts receivable principally result from credit sales to bakery customers.  Other receivables consist of various amounts due from landlords, insurance providers, our gift card reseller and others in the ordinary course of business.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are cash and cash equivalents and receivables.  We maintain our day-to-day operating cash balances in non-interest-bearing transaction accounts, which are insured in full by the Federal Deposit Insurance Corporation (“FDIC”).  We invest our excess cash in a money market deposit account, which is insured by the FDIC up to $250,000.  Although we maintain a balance that exceeds the federally insured limit, we have not experienced any losses related to this balance, and we believe credit risk to be minimal.

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

Fair Value of Financial Instruments

For cash and cash equivalents, the carrying amount approximates fair value because of the short maturity of these instruments.  The fair value of deemed landlord financing liabilities is determined using current applicable rates for similar instruments as of the balance sheet date.  At January 3, 2012, the fair value of our deemed landlord financing liabilities is $55.7 million versus a carrying value of $57.0 million.

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis and consist of restaurant food and other supplies, bakery raw materials, and bakery finished goods.

Property and Equipment

We record property and equipment at cost less accumulated depreciation.  Improvements are capitalized while repairs and maintenance costs are expensed as incurred.  Depreciation and amortization are calculated using the straight-line method over the estimated useful life of the assets or the lease term, whichever is shorter.  Leasehold improvements include the cost of our internal development and construction department.  Depreciation and amortization periods are as follows:

Buildings and land improvements	25 to 30 years
Leasehold improvements	15 to 30 years
Restaurant fixtures and equipment	3 to 15 years
Bakery equipment	15 years
Computer software and equipment	3 to 5 years

Impairment of Long-Lived Assets

We assess potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable.  Factors considered include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends.  We regularly review any restaurants that are cash flow negative for the previous four quarters to determine if impairment testing is warranted. At any given time, we may be monitoring a small number of locations, and future impairment charges could be required if individual restaurant performance does not improve.

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

In fiscal 2011, we recorded expense of $1.5 million, representing reductions to the carrying values of three previously impaired locations, consisting of one Grand Lux Cafe and two The Cheesecake Factory restaurants.  During fiscal 2009, we recorded a $26.5 million impairment charge against four Grand Lux Cafe locations.  No impairment charges were recorded in fiscal 2010.  If the economic situation remains weak and/or we are unable to implement initiatives to appropriately scale our infrastructure in a timely manner, we may be required to record additional impairment charges in future periods.

Self-Insurance Liability

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employment practices, employee health benefits and other insurable risks.  The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR”) as of the balance sheet date.  Our estimated liabilities are not discounted and are based on information provided by our insurance brokers and insurers, combined with our judgment regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices.  We maintain stop-loss coverage with third-party insurers to limit our individual claim exposure for many of our programs and for aggregate exposure on our employee health benefits program.  The estimated amounts receivable from our third-party insurers under this coverage are recorded in other receivables.

Derivative Financial Instruments

Our derivative financial instruments have consisted of zero-cost interest rate collars to hedge interest rate variability on our revolving credit facility.  We formally document the relationship between the hedging instruments and the hedged items, as well as our risk management objective and strategy for undertaking hedge transactions.  These interest rate collars qualified for hedge accounting as cash flow hedges.  Accordingly, we recognized these derivatives at fair value as either assets or liabilities on the consolidated balance sheets.  All changes in fair value were recorded in accumulated other comprehensive income and subsequently reclassified into earnings when the related interest expense on the underlying borrowing was recognized.  We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes.  We had no derivative instruments outstanding as of January 3, 2012 or December 28, 2010.

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

We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants or on our website.  Based on our historical gift card redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.”  Breakage is recognized in proportion to historical redemption trends and is classified as revenues in our consolidated statement of operations.  We recognized $2.4 million, $2.7 million and $3.1 million of gift card breakage in fiscal years 2011, 2010 and 2009, respectively.  Incremental direct costs related to gift card sales, including commissions and credit card fees, are deferred and recognized in earnings in the same pattern as the related gift card revenue.

Certain of our promotional programs have included multiple element arrangements that incorporate both delivered and undelivered components.  Through fiscal 2010, we have allocated revenue to each undelivered element based on vendor-specific objective evidence of fair value, which is the price charged when that element is sold separately.  These revenues were deferred and subsequently recognized when these elements were delivered.  Any residual revenue was allocated to the delivered component and recognized at the time of the original transaction.  See Recent Accounting Pronouncements in this Note for discussion of the new guidance for revenue recognition of arrangements with multiple deliverables, which went into effect for us in fiscal 2011.

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

We expend cash for leasehold improvements and FF&E to build out and equip our leased premises.  We may also expend cash for structural additions that we make to leased premises.  Generally a portion of the leasehold improvements and building costs are reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in our leases.  If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against our future minimum or percentage rents otherwise payable by us, or a combination thereof.  Depending on the specifics of the leased space and the lease agreement, amounts paid for structural components are recorded during the construction period as either prepaid rent or construction-in-progress and the landlord construction contributions are recorded as either an offset to prepaid rent or as a deemed landlord financing liability.

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

Stock-Based Compensation

We maintain performance incentive plans under which equity awards may be granted to employees and consultants. Currently, we do not have a plan under which non-employee directors may be granted equity interests in the Company.  We account for the awards based on fair value measurement guidance and amortize to expense over the vesting period.  We reclassify the excess tax benefit resulting from the exercise of stock options out of cash flows from operating activities and into cash flows from financing activities on the consolidated statements of cash flows.  See Note 11 for further discussion of specific accounting for stock-based compensation.

Advertising Costs

We expense advertising production costs at the time the advertising first takes place; all other advertising costs are expensed as incurred. Most of our advertising costs are included in other operating costs and expenses and were $6.2 million, $7.3 million and $7.7 million in fiscal 2011, 2010 and 2009, respectively.

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

We account for uncertain tax positions under Financial Accounting Standards Board guidance, which prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized.  The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement.  See Note 13 for information regarding changes in our unrecognized tax benefits during fiscal 2011.

Net Income per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  At January 3, 2012, December 28, 2010 and December 29, 2009, 0.8 million, 0.5 million and 0.6 million shares, respectively, of restricted stock issued to employees were unvested, and therefore excluded from the calculation of basic earnings per share for each of the fiscal years ended on those dates.  Diluted net income per share includes the dilutive effect of outstanding equity awards, calculated using the treasury stock method.  Assumed proceeds from the in-the-money options include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by FASB Accounting Standards Codification 718, “Compensation — Stock Option Compensation.”

	Fiscal Year
	2011	2010	2009
	(In thousands, except per share data)

Net income	$95,720	$81,713	$42,833

Basic weighted average shares outstanding	56,378	58,905	59,362
Dilutive effect of equity awards	1,812	1,541	720

Diluted weighted average shares outstanding	58,190	60,446	60,082

Basic net income per share	$1.70	$1.39	$0.72

Diluted net income per share	$1.64	$1.35	$0.71

Shares of common stock equivalents of 3.4 million, 4.4 million and 9.3 million for fiscal 2011, 2010 and 2009, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investment by and distribution to owners.  Comprehensive income reported on our consolidated statements of stockholders’ equity consists of net income, the unrealized portion of changes in the fair value of our cash flow hedges, the losses reclassified into income due to cancellations of our cash flow hedges and unrealized gains on available-for-sale securities.  For fiscal year 2011, our comprehensive income consisted solely of net income.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  Companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements.  There are no changes to the accounting for items within comprehensive income.  This standard impacts presentation only and is effective for us in the first quarter of fiscal 2012.

In October 2009, the FASB issued guidance on revenue arrangements with multiple deliverables effective for us in fiscal 2011, although early adoption was permitted.  The guidance revises the criteria for measuring and allocating consideration to each component of a multiple element arrangement.  The standard requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the company does not have either a history of selling the deliverable on a stand alone basis or third-party evidence of selling price.  For us, this guidance only impacts the pattern of revenue recognition for our marketing programs that include multiple elements.  This accounting change did not impact our fiscal 2011 financial statements, as we had no programs with both delivered and undelivered components during this year.  As the timing and content of upcoming promotions is not determinable at this time, we are unable to estimate the impact of this guidance on our future financial statements.

2.     Other Receivables:

Other receivables consisted of (in thousands):

	January 3, 2012	December 28, 2010

Receivable from gift card reseller	$15,028	$14,209
Receivable from insurers	5,267	4,679
Landlord construction allowances	3,430	2,018
Other	8,371	6,390
Total	$32,096	$27,296

3.     Inventories:

Inventories consisted of (in thousands):

	January 3, 2012	December 28, 2010

Restaurant food and supplies	$12,717	$13,051
Bakery finished goods	9,861	4,709
Bakery raw materials and supplies	5,632	5,276
Total	$28,210	$23,036

4.     Prepaid Expenses:

Prepaid expenses consisted of (in thousands):

	January 3, 2012	December 28, 2010

Gift card costs	$11,600	$10,947
Rent	12,671	5,528
Other	12,227	11,870
Total	$36,498	$28,345

5.     Property and Equipment:

Property and equipment consisted of (in thousands):

	January 3, 2012	December 28, 2010

Land and related improvements	$13,410	$13,410
Buildings	17,692	17,692
Leasehold improvements	889,049	832,144
Fixtures and equipment	310,850	292,566
Computer software and equipment	48,289	43,416
Restaurant smallware	24,834	24,010
Construction in progress	19,606	14,086

Property and equipment, total	1,323,730	1,237,324
Less: accumulated depreciation	(565,227)	(481,856)
Property and equipment, net	$758,503	$755,468

Depreciation expenses related to property and equipment for fiscal 2011, 2010 and 2009 were $71.4 million, $71.5 million and $74.3 million, respectively.  Repair and maintenance expenses for fiscal 2011, 2010 and 2009 were $38.1 million, $34.0 million and $31.9 million, respectively.

6.     Other Accrued Expenses:

Other accrued expenses consisted of (in thousands):

	January 3, 2012	December 28, 2010

Gift cards	$68,768	$65,446
Insurance	38,154	32,397
Salaries and wages	23,543	26,369
Employee benefits	13,807	13,297
Payroll and sales taxes	15,520	7,970
Rent and related expenses	8,811	6,927
Other	18,478	17,648
Total	$187,081	$170,054

7.     Long-Term Debt:

In December 2010, we entered into a five-year credit agreement (“Facility”) that provides us with revolving loan commitments that total $200 million, including letter of credit subfacility commitments that total $35 million.  The Facility contains a commitment increase feature that could provide for an additional $50 million in available credit upon our request and the satisfaction of certain conditions.  In conjunction with the entry into the new Facility, we terminated our prior credit facility dated April 2007, as amended March 2008 and January 2009.  We had no outstanding borrowings under the Facility at January 3, 2012 or December 28, 2010.

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

We are obligated to maintain certain financial covenants, which include a maximum Adjusted Debt to trailing 12-month EBITDAR ratio (“Adjusted Debt Ratio”) of 4.0, as well as a trailing 12-month minimum EBITDAR to interest and rental expense ratio (“EBITDAR Ratio”) of 1.9.  At January 3, 2012, our Adjusted Debt and EBITDAR Ratios were 2.7 and 2.8, respectively.  Therefore we were in compliance with the financial covenants in effect under the Facility at that date.

Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of January 3, 2012, we had net availability for borrowings of $182 million, based upon a zero outstanding debt balance and $18 million in standby letters of credit.  In addition, our Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined leverage ratio.

8.     Derivative Financial Instruments:

During fiscal 2008 and 2007, we entered into several zero-cost interest rate collars that hedged interest rate variability on a portion of outstanding borrowings on our Facility.  During fiscal 2010 and 2009, in conjunction with repayments on our Facility, we unwound our derivatives at a cost of $7.4 million in each year.  We had no derivative instruments outstanding at January 3, 2012 or December 28, 2010.  See Note 7 for further discussion of our long-term debt.

These derivatives qualified for hedge accounting as cash flow hedges and, accordingly, were recognized at fair value as either assets or liabilities on the consolidated balance sheets.  Changes in fair value were recorded in accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings when the related interest expense on the underlying borrowing was recognized.

Changes in the fair value of our interest rate collars were expected to be perfectly effective in offsetting the variability in interest payments attributable to fluctuations in three-month LIBOR rates above the cap rates and below the floor rates specified in the respective agreements.  If, at any time, we determined an interest rate collar to be ineffective, in whole or in part, due to modifications in the interest rate collar or the underlying credit facility, prospective changes in fair value of the portion of the derivative determined to be ineffective would have been recognized as a gain or loss in the consolidated statements of operations.

The effect of derivative instruments on our consolidated statements of operations was as follows (in thousands):

	Gain Recognized in AOCI on Derivatives		Location of Loss	Loss Reclassified from AOCI into Income (1)
	Fiscal Year		Reclassified from AOCI	Fiscal Year
	2011	2010	into Income	2011	2010
Interest rate contracts	$—	$41	Interest expense	$—	$(9,638)

(1)	Loss reclassified from AOCI into income during fiscal 2010 included $7.4 million of expense to unwind our interest rate collars.

9.     Commitments and Contingencies:

We lease all of our restaurant locations under operating leases, with remaining terms ranging from less than one year to 20 years.  The restaurant leases typically include land and building shells, require contingent rent above the minimum base rent payments based on a percentage of sales ranging from 3% to 10%, have escalating minimum rent requirements over the term of the lease and require various expenses incidental to the use of the property.  A majority of our leases provide for ongoing co-tenancy requirements which would further lower rental rates and/or permit lease terminations should required co-tenants cease to operate for specified periods of time.  Most leases have renewal options, which we have always exercised in the past.  Many of our leases provide early termination rights permitting us to terminate the lease prior to expiration if we do not achieve specified sales levels in certain years commencing after the fifth lease year.  We also lease automobiles and certain equipment under operating lease agreements.

As of January 3, 2012, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows (in thousands):

2012	$66,962
2013	68,605
2014	68,988
2015	69,158
2016	68,415
Thereafter	605,725
Total	$947,853

Rent expense on all operating leases was as follows (in thousands):

	Fiscal Year
	2011	2010	2009
Straight-lined minimum base rent	$65,920	$62,981	$62,979
Contingent rent	19,909	18,696	17,567
Other charges	25,960	25,335	25,780
Total	$111,789	$107,012	$106,326

We enter into various obligations for the purchase of goods and for the construction of restaurants.  At January 3, 2012, our purchase obligations approximated $107.8 million, $97.4 of which is due in fiscal 2012.  (See Contractual Obligations and Commercial Commitments in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on our purchase obligations.)

As credit guarantees to insurers, we have $18.0 million in standby letters of credit related to our self-insurance liabilities.  All standby letters of credit are renewable annually.

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employee health benefits and other insurable risks.  The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR”) as of the balance sheet date.  Our estimated liabilities are not discounted and are based on information provided by our insurance brokers and insurers, combined with our judgment regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices.  We maintain stop-loss coverage with third-party insurers to limit our individual claim exposure for many of our programs and for aggregate exposure on our employee health benefits program.  Significant judgment is required to estimate IBNR amounts as parties have yet to assert such claims.  If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.  At January 3, 2012, the accrued liability for our self-insured medical benefit plan was $5.3 million.

The Internal Revenue Service (“IRS”) audited our tax returns for fiscal years 2003 through 2006 with respect to the deductibility, under the provisions of Internal Revenue Code Section 162(m), of certain compensation in excess of $1 million per year paid to three current executive officers and one former executive officer resulting from their respective exercises of stock options later determined to be misdated (the “162(m) Dispute”).  In May 2008, the IRS issued a Notice of Proposed Adjustment to us disallowing the deduction of approximately $5.1 million of compensation expense with respect to the exercise of stock options by such executive officers.  We believe that such stock option compensation qualifies as performance-based compensation that is not subject to the limitations on deductibility under Internal Revenue Code Section 162(m).  In May 2010, we agreed to a resolution of the 162(m)

Dispute as to tax years 2005 and 2006 through the IRS Office of Appeals and that agreement was approved by the United States Tax Court in August 2010 (Docket No. 23591-09).  In October 2011, we agreed to a resolution of the 162(m) Dispute as to tax years 2003 and 2004 through the IRS Office of Appeals.  As a result, we have recorded a receivable of $1.9 million for the taxes to be refunded by the IRS, including interest through January 3, 2012.  An immaterial amount of penalties and interest remains unresolved.

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

On January 9, 2007, two former hourly restaurant employees in the State of California filed a lawsuit in the Los Angeles County Superior Court against us alleging violations of California’s wage and hour laws with respect to alleged failure to pay proper wages, improper payroll deductions, and violations of the California meal and break period laws, among other claims (Guardado v. The Cheesecake Factory Restaurants, Inc. et al; Case No. BC360426).  This case was previously stayed by the parties through December 2008, pending the California Supreme Court’s decision to review Brinker Restaurant Corp. v. Superior Court of San Diego County (No. S166350, 2008).  On July 6, 2010, the Court denied the plaintiffs motion for class certification.  A notice of appeal was subsequently filed by the plaintiffs on August 3, 2010.  On June 20, 2011, the parties reached a negotiated settlement agreement in Case No. BC360426.  The settlement in Case No. BC360426 is subject to final approval by the Court.  The final approval hearing is scheduled for March 9, 2012.  Based on the current status of Case No. BC360426, we have reserved an immaterial amount for potential future payments.

On May 10, 2010, three hourly restaurant employees in the State of California filed a class action lawsuit in the California Superior Court, Placer County, against us alleging violations of the California Labor Code by requiring employees to purchase uniforms and other work tools to perform their jobs, among other claims (Reed v. The Cheesecake Factory Restaurants, Inc. et al; Case No. S CV 27073).  In October 2010, we gave notice to the respective courts in Case No. S CV 27073 and Case No. BC360426 (see below) that such cases may be related.  On July 28, 2010, a lawsuit was filed against us in the Santa Clara County Superior Court (Rusteen v. The Cheesecake Factory Restaurants, Inc. et al; Case No. 1-10-CV-178233) claiming similar and additional allegations to those asserted in Case No. BC360426 including, among other things, violations of California’s wage and hour laws with respect to alleged failure to pay the plaintiff overtime, reporting time pay and minimum wages, allow proper meal breaks or rest periods, and provide adequate pay statements.  In October 2010, we gave notice to the respective courts in Case No. 1-10-CV-178233 and Case No. BC360426 that such cases may be related.  The plaintiff in Case No. 1-10-CV-178233 seeks unspecified amounts of penalties and other monetary payments on behalf of himself and other purported class members.  On April 6, 2011, a Class Action Complaint in Intervention was filed by a former staff member from our Irvine, California restaurant seeking to join Case No. S CV 27073.  On October 5, 2011, the Court in Case No. BC360426 granted the parties motion for Preliminary Approval of Class Action Settlement and for Preliminary Injunction.  The Court’s Order preliminary enjoins the parties in Case Nos. S CV 27073 and 1-10-CV-178233 from prosecuting any claims covered by the settlement in Case No BC360426.  The final approval hearing in Case BC360426 is scheduled for March 9, 2012.  The plaintiffs also seek attorneys’ fees.  We intend to vigorously defend against these actions.  Based on the current status of this matter, we have not reserved for potential future payments.

We are also subject to other private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business.  These claims typically involve claims from guests, staff members and others related to operational issues common to the foodservice industry.  A number of these claims may exist at any given time and some of the employee claims may be plead as class actions.  We could be affected by adverse publicity and litigation costs resulting from such allegations, regardless of whether these allegations are valid or whether we are determined to be liable.  From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks.  At this time, we believe that the final disposition of these lawsuits, proceedings and claims will not have a material adverse effect individually and in the aggregate on our financial position, results of operations or liquidity.  It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

We have employment agreements with certain of our executive officers that provide for payments to those officers in the event of an actual or constructive termination of their employment, including following a change in control of the Company or otherwise without cause or in the event of death or disability, as defined in those agreements.  Aggregate payments totaling approximately $3.5 million would have been required by those agreements had all such officers terminated their employment for reasons requiring such payments as of January 3, 2012.  In addition, the employment agreement with our Chief Executive Officer, which is in effect through May 7, 2012, specifies an annual founder’s retirement benefit of $650,000 for ten years after termination of his full time employment.  During fiscal 2009, we incurred compensation expense of $2.9 million resulting from a change in the amount and structure of this retirement benefit.  No retirement benefit expense was recorded in fiscal 2011 or 2010.

10.  Stockholders’ Equity:

On October 17, 2011, our Board of Directors increased the authorization to repurchase our common stock by 10.0 million shares to 41.0 million shares.  Under this authorization, we have cumulatively repurchased a total of 31.2 million shares at a total cost of $730.4 million through January 3, 2012.  During fiscal 2011 and 2010, we repurchased 6.0 million and 2.1 million shares of our common stock at a cost of $172.1 million and $52.1 million, respectively.  We did not repurchase any shares during fiscal 2009.  Repurchased common stock is reflected as a reduction of stockholders’ equity.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.

In February 2011, our Board of Directors approved the adoption of a trading plan under Rule 10b5-1 (“10b5-1Plan”) under the Securities Exchange Act of 1934, as amended (“Act”), which was scheduled to be effective from March 16, 2011 through February 29, 2012.  This 10b5-1 Plan was terminated during the third quarter of fiscal 2011, in accordance with its terms, upon the repurchase of all of the shares contemplated to be repurchased under the plan.  Also in February 2011, the Board of Directors approved the terms of a share repurchase plan (“10b-18 Plan”) under which we were authorized to repurchase shares of our common stock in open market transactions in accordance with Rule 10b-18 of the Act, effective from February 24, 2011 through May 13, 2011.  This 10b-18 Plan terminated on April 19, 2011, in accordance with its terms upon the repurchase of all of the shares contemplated to be repurchased under the plan.

On October 17, 2011, the Board of Directors approved the terms of a new 10b-18 Plan, under which we are authorized to repurchase shares of our common stock in open market transactions in accordance with Rule 10b-18 of the Act, effective from October 24, 2011 through November 11, 2011.  In addition, on November 1, 2011, our Board of Directors approved the adoption of a new 10b5-1 Plan, which is effective from December 5, 2011 through July 3, 2012.  Purchases under the 10b5-1 Plan may be made in the open market or through privately negotiated transactions in support of the Company’s stock repurchase plan.  Purchases in the open market will be made in compliance with Rule 10b-18 under the Act.

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

11.  Stock-Based Compensation

We maintain performance incentive plans under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares, restricted share units, deferred shares, performance shares and performance units may be granted to employees and consultants.  Our current practice is to issue new shares, rather than treasury shares, upon stock option exercises and for restricted share grants.  To date, we have only granted non-qualified stock options, restricted shares and restricted share units of common stock under these plans.  Non-employee directors have received only non-qualified stock options under a non-employee director equity plan, which expired in May 2007.  Currently, we do not have a plan under which non-employee directors may be granted stock options or other equity interests in the Company.

In April 2011, our Board of Directors approved an amendment to our 2010 Stock Incentive Plan to increase the number of shares of common stock authorized for issuance under the plan to 4.8 million shares from 3.8 million shares.  This amendment was approved by our shareholders at our Annual Meeting held on June 1, 2011.  This is our only active performance incentive plan, and 3.2 million of these shares are currently available for grant.

Stock options generally vest at 20% per year or, in the case of restaurant management, cliff vest in five years and expire eight to ten years from the date of grant.  Restricted shares and restricted share units generally vest between three to five years from the date of grant and require that the staff member remains employed in good standing with the Company as of the vesting date.  Equity awards for certain executive officers may vest earlier in the event of a change of control, as defined in the plan.

The following table presents information related to stock-based compensation (in thousands):

	Fiscal Year
	2011	2010	2009

Labor expenses	$3,186	$3,205	$5,938
Other operating costs and expenses	138	165	246
General and administrative expenses	6,311	7,543	8,426
Stock-based compensation expense	9,635	10,913	14,610
Income tax benefit	3,685	4,139	5,537
Total stock-based compensation expense, net of tax	$5,950	$6,774	$9,073

Capitalized stock-based compensation (1)	$197	$257	$473

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

Stock Options

The weighted average fair value at the grant date for options issued during fiscal 2011, 2010 and 2009 was $12.62, $10.03 and $5.29 per option, respectively.  The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for fiscal 2011, 2010 and 2009, respectively: (a) an expected option term of 6.0 years, 5.8 years and 5.4 years, (b) expected stock price volatility of 39.7%, 41.1% and 55.5%, (c) a risk-free interest rate of 2.0%, 2.3% and 2.0%, and (d) no dividend yield on our stock.

The expected option term represents the estimated period of time until exercise and is based on historical experience of similar options, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.  Expected stock price volatility is based on a combination of the historical volatility of our stock and the implied volatility of actively traded options on our common stock.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. We have not paid dividends in the past and do not have definitive plans to pay dividends in the near future.  Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations.

Stock option activity during fiscal 2011 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)		(In years)	(In thousands)
Outstanding at start of year	9,159	$22.63	5.4	$79,835
Granted	775	$30.74
Exercised	(767)	$21.08
Forfeited or cancelled	(340)	$21.10
Outstanding at end of year	8,827	$23.51	4.8	$58,857

Exercisable at end of year	4,562	$27.00	3.6	$16,753

(1)                     Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal year end and the exercise price, multiplied by the number of in-the-money options and represents the pretax amount that would have been received by the option holders, had they all exercised their options on the fiscal year end date.

The total intrinsic value of options exercised during fiscal years 2011, 2010 and 2009 was $6.4 million, $10.3 million and $1.5 million, respectively.  As of January 3, 2012, total unrecognized stock-based compensation expense related to nonvested stock options was $17.1 million, which we expect to recognize over a weighted average period of approximately 2.4 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during fiscal 2011 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)
Outstanding at start of year	537	$14.72
Granted	363	$29.12
Vested	(51)	$23.67
Forfeited	(23)	$17.10
Outstanding at end of year	826	$20.40

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant.  The fair value of shares that vested during fiscal years 2011, 2010 and 2009 was $1.2 million, $4.7 million and $4.5 million, respectively.  The weighted average fair value at the grant date for restricted shares and restricted share units issued during fiscal 2011, 2010 and 2009 was $29.12, $23.16 and $10.29, respectively.  As of January 3, 2012, total unrecognized stock-based compensation expense related to nonvested restricted shares and restricted share units was $10.2 million, which is expected to be recognized over a weighted average period of approximately 3.2 years.

12.  Employee Benefit Plans:

We have a defined contribution benefit plan in accordance with section 401(k) of the Internal Revenue Code (“401(k) Plan”) that is open to our staff members who meet certain compensation and eligibility requirements.  Participation in the 401(k) Plan is currently open to staff members from our three restaurant concepts, our bakery production facilities and our corporate office.  The 401(k) Plan allows participating staff members to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options.  Our executive officers and a select group of management and/or highly compensated staff members are not eligible to participate in the 401(k) Plan.  We currently match in cash a certain percentage of the employee contributions to the 401(k) Plan and also pay the 401(k) Plan administrative expenses, neither of which were material amounts during fiscal 2011, 2010 and 2009.

We have also established The Cheesecake Factory Incorporated Executive Savings Plan (“ESP”).  The ESP is a non-qualified deferred compensation plan for our executive officers and a select group of management and/or highly compensated staff members as defined in the ESP.  The ESP allows participating staff members to defer the receipt of a portion of their base compensation and up to 100% of their eligible bonuses.  Non-employee directors may also participate in the ESP and defer the receipt of their earned director fees.  We currently match in cash a certain percentage of the base compensation and bonus deferred by participating staff members and also pay for the ESP administrative expenses, neither of which were material amounts during fiscal 2011, 2010 and 2009.

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

We maintain a self-insured medical and dental benefit plan for our staff members.  We maintain stop-loss coverage in order to limit our financial exposure from any individual medical claim.  Medical benefit plan expenses are accrued based on our estimate of the aggregate liability for uninsured claims incurred using actuarial methods commonly followed in the insurance industry and our historical experience.  The accrued liability for our self-insured medical benefit plan, which is included in other accrued expenses, as of January 3, 2012 and December 28, 2010, was $5.3 million and $4.6 million, respectively.

13.     Income Taxes:

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year
	2011	2010	2009

Income before income taxes	$129,143	$111,089	$51,307
Income tax provision:
Current:
Federal	$17,093	$26,580	$9,927
State	8,423	6,883	3,345
Total current	25,516	33,463	13,272
Deferred:
Federal	9,284	(4,024)	(4,318)
State	(1,377)	(63)	(480)
Total deferred	7,907	(4,087)	(4,798)
Total provision	$33,423	$29,376	$8,474

The following is a reconciliation between the U.S. federal statutory rate and the effective tax rate:

	Fiscal Year
	2011	2010	2009

Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and district income taxes, net of federal income tax benefit	3.6	4.1	3.7
Tax credits and incentives	(9.1)	(8.2)	(17.0)
Change in uncertain tax positions	(1.3)	(0.7)	(0.2)
Manufacturing deduction	(2.7)	(3.1)	(2.6)
Deferred compensation	0.2	(0.6)	(2.0)
Other	0.2	(0.1)	(0.4)
Effective tax rate	25.9%	26.4%	16.5%

Following are the temporary differences that created our deferred tax assets and liabilities (in thousands):

	January 3 , 2012	December 28, 2010
Current deferred tax assets/(liabilities):
Employee benefits	$7,638	$8,025
Insurance	13,099	13,088
Prepaid expenses	(7,314)	(7,060)
Other, net	1,151	589
Total	$14,574	$14,642

Noncurrent deferred tax assets/(liabilities):
Property and equipment	$(162,146)	$(150,710)
Accrued rent	21,257	20,469
Stock-based compensation	20,800	19,230
Employee benefits	8,289	7,817
Tax credit carryforwards	1,918	2,015
Deferred income	5,690	5,762
Other, net	265	(411)
Total	$(103,927)	$(95,828)

We had $3.0 million and $3.1 million of state tax credit carryforwards at January 3, 2012 and December 28, 2010, respectively.  These credits begin to expire in 2013.  We have not recorded valuation allowances against these items, as we believe it is more likely than not that future taxable income will be sufficient to fully realize the benefit of these credits.  We had no state net operating loss carryforwards at January 3, 2012 or December 28, 2010.  The earliest tax year still subject to examination by a significant taxing jurisdiction is 2003.

At January 3, 2012, we had $0.6 million of unrecognized tax benefits.  If recognized, this amount would unfavorably affect the annual effective income tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year
	2011	2010	2009

Balance at beginning of year	$2,135	$6,460	$3,694
Additions based on tax positions taken during a prior period	—	—	139
Reductions based on tax positions taken during a prior period	—	(3,085)	—
Additions based on tax positions taken during the current period	199	163	3,334
Reductions related to settlements with taxing authorities and lapses of statutes of limitations	(1,744)	(1,403)	(707)
Balance at end of year	$590	$2,135	$6,460

We recognize interest related to uncertain tax positions in income tax expense.  Penalties related to uncertain tax positions are part of general and administrative expenses.  During fiscal 2011, 2010 and 2009, we recognized $0.1 million, $0.1 million and $0.2 million, respectively, of accrued interest associated with uncertain tax positions.  During fiscal 2010, we recognized $0.2 million of accrued penalties associated with uncertain tax positions.  We did not accrue any such penalties in fiscal 2011 or 2009.  During fiscal 2011, 2010 and 2009, we relieved $0.9 million, $0.3 million and $0.1 million, respectively, of interest associated with settlements of disputes with taxing authorities and lapses of statutes of limitations.  At January 3, 2012 and December 28, 2010, we had approximately $0.1 million and $0.8 million, respectively, of accrued interest related to uncertain tax positions.

Included in the balance of unrecognized tax benefits at January 3, 2012 is $0.1 million related to tax positions for which it is reasonably possible that the total amount could decrease during the next twelve months based on the lapses of statutes of limitations for certain jurisdictions.

14.  Stockholder Rights Plan

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

15.  Segment Information

Our management reviews discrete financial information for The Cheesecake Factory, Grand Lux Cafe, RockSugar Pan Asian Kitchen and the bakery for decision-making purposes.  However, based on quantitative thresholds set forth in ASC 280, Segment Reporting, The Cheesecake Factory is our only business that meets the criteria of a reportable operating segment.  Although not required, we present segment information for the bakery separately from our restaurant concepts because the bakery is a distinctively different business, and we believe information regarding this segment is useful to readers.  The bakery segment produces baked desserts and other products for our restaurants and for other foodservice operators, retailers and distributors.  Bakery sales to our restaurants are recorded at prices similar to third-party national accounts.  Unallocated corporate expenses, which include all stock-based compensation, assets and capital expenditures, as well as impairment of assets, are presented below as reconciling items to the amounts presented in the consolidated financial statements.

Segment information is presented below (in thousands):

	Fiscal Year
	2011	2010	2009
Revenue:
Restaurants	$1,685,037	$1,586,274	$1,534,311
Bakery	131,264	128,527	118,447
Intercompany bakery sales	(58,677)	(55,397)	(50,738)
	$1,757,624	$1,659,404	$1,602,020
Income from operations:
Restaurants	$217,350	$208,117	$184,291
Bakery	8,670	12,122	14,406
Impairment of assets (1)	(1,547)	—	(26,541)
Corporate	(91,023)	(92,028)	(98,439)
	$133,450	$128,211	$73,717
Total assets:
Restaurants	$835,393	$882,208	$881,545
Bakery	61,382	56,796	53,607
Corporate	125,795	98,303	111,599
	$1,022,570	$1,037,307	$1,046,751
Capital expenditures:
Restaurants	$66,932	$37,590	$32,893
Bakery	7,199	1,238	1,544
Corporate	2,615	3,019	2,806
	$76,746	$41,847	$37,243
Depreciation and amortization:
Restaurants	$65,141	$63,977	$65,702
Bakery	2,640	3,094	3,109
Corporate	4,177	5,069	6,373
	$71,958	$72,140	$75,184

(1) See Note 1 for further discussion of impairment of assets.

16.  Quarterly Financial Data (unaudited)

Summarized unaudited quarterly financial data for fiscal 2011 and 2010, is as follows (in thousands, except per share data):

Quarter Ended:	March 29, 2011	June 28, 2011	September 27, 2011	January 3, 2012(2)
Revenues	$418,765	$430,746	$430,417	$477,696
Income from operations	$29,851	$35,162	$30,254	$38,183
Net income	$20,456	$24,748	$20,574	$29,942
Basic net income per share (1)	$0.35	$0.44	$0.37	$0.55
Diluted net income per share (1)	$0.34	$0.42	$0.36	$0.54

Quarter Ended:	March 30, 2010	June 29, 2010	September 28, 2010	December 28, 2010
Revenues	$405,433	$418,909	$418,352	$416,710
Income/(loss) from operations	$28,677	$37,295	$31,409	$30,830
Net income/(loss)	$18,666	$19,229	$21,953	$21,865
Basic net income per share (1)	$0.31	$0.32	$0.38	$0.37
Diluted net income per share (1)	$0.31	$0.32	$0.37	$0.36

(1)      Net income per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.

(2)      The quarter ended January 3, 2012 consisted of 14 weeks, while all other quarters presented consisted of 13 weeks.

EXHIBIT INDEX

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1	Form of Reorganization Agreement	Amend. No. 1 to Form S-1	33-479336	2.1	8/17/92
3.1	Restated Certificate of Incorporation including Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock	10-K	000-20574	3.1	2/23/11
3.2	Amended and Restated Bylaws as of May 20, 2009	8-K	000-20574	3.8	5/27/09
3.3	Form of Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	8-A	000-20574	1	8/18/98
3.4	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	Amend. No. 1 to Form 8-A	000-20574	2	11/13/03
3.5	Amendment No. 2 to Rights Agreement dated as of August 1, 2008 between The Cheesecake Factory Incorporated and Computershare Trust Company	Amend. No 2 to Form 8-A	000-25074	3	8/1/08
10.1	David Overton Employment Agreement effective June 30, 2009*	8-K	000-20574	10.1	7/20/09
10.2	The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan *	S-1	33-479336	10.3	5/15/92
10.3	Amendment to The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan*	S-8	033-88414	99.1	1/28/99
10.4	Second Amendment to The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan*	10-Q	000-25074	10.1	12/8/06
10.5	The Cheesecake Factory Incorporated 1997 Non-Employee Director Stock Option Plan (as amended)*	S-8	333-118757	99.3	9/2/04
10.6	Nonqualified Stock Option Agreement under the Company’s 1997 Non-Employee Director Stock Option Plan*	10-Q	000-25074	99.1	10/26/04
10.7	Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan*	S-8	333-118757	99.1	9/2/04
10.8	First Amendment to Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan*	10-Q	000-25074	10.2	12/8/06
10.9	Second Amendment to Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan*	10-K	000-25074	10.10	2/22/07
10.10	Third Amendment to Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan*	8-K	000-25074	99.1	7/25/08
10.11	Amended and Restated 2001 Omnibus Stock Incentive Plan*	S-8	333-118757	99.2	9/2/04
10.12	First Amendment to Amended and Restated Year 2001 Omnibus Performance Stock Incentive Plan*	8-K	000-25074	99.2	7/25/08
10.13	Form of Notice of Grant of Stock Option and/or Restricted Share Award *	8-K	000-25074	99.1	1/5/07
10.14	Amended Form of Notice of Grant of Stock Option and/or Restricted Share Award*	10-K	000-25074	10.17	2/27/09

10.15	Amended and Restated Annual Performance Incentive Plan*	10-K	000-25074	10.3	4/4/05
10.16	Form of Employment Agreements with Debby R. Zurzolo and Max S. Byfuglin*	8-K	000-25074	99.1	3/28/06
10.17	Form of First Amendment to Employment Agreements with Debby R. Zurzolo and Max S. Byfuglin*	8-K	000-25074	99.2	12/10/07
10.18	Form of Second Amendment to Employment Agreement with Debby R. Zurzolo*	8-K	000-25074	99.3	1/5/09
10.19	Form of Second Amendment to Employment Agreement with Max S. Byfuglin*	8-K	000-25074	99.2	1/5/09
10.20	Amended and Restated Executive Savings Plan*	8-K	000-25074	99.3	7/25/08
10.21	First Amendment to Amended and Restated Executive Savings Plan*	10-K	000-25074	10.34	2/27/09
10.22	Second Amendment to Amended and Restated Executive Savings Plan*	10-Q	000-25074	10.2	5/6/10
10.23	Employment Agreement between the Company and Michael E. Jannini dated February 11, 2010*	8-K	000-25074	10.1	2/17/10
10.24	Form of Indemnification Agreement*	8-K	000-25074	99.1	12/14/07
10.25	Real Estate Option Agreement dated April 22, 2005	8-K	000-25074	99.1	8/2/05
10.26	First Amendment to Option Agreement dated as of June 28, 2005	8-K	000-25074	99.2	8/2/05
10.27	Inducement Agreement dated as of July 27, 2005	8-K	000-25074	99.3	8/2/05
10.28	First Amendment to Inducement Agreement dated as of March 1, 2010	10-K	000-25074	10.36	2/23/11
10.29	Amended Agreement of Grant of Stock Option to Debby R. Zurzolo*	8-K	000-25074	99.2	12/18/06
10.30	Amended Agreement of Grant of Stock Option to Debby R. Zurzolo*	8-K	000-25074	99.3	12/18/06
10.31	Stipulation of Settlement	8-K	000-25074	10.1	2/28/08
10.32	Form of Employment Agreement with W. Douglas Benn dated January 19, 2009*	8-K	000-25074	99.1	1/23/09
10.33	Notice and Agreement of Grant of Stock Option and/or Restricted Share Award between the Company and David Overton dated May 7, 2009*	8-K	000-20574	99.1	5/9/09
10.34	2010 Stock Incentive Plan as amended April 7, 2011*	DEF 14A	000-20574	Appendix A	4/21/11
10.35	2010 Amended and Restated Annual Performance Incentive Plan, as amended and restated on June 2, 2010*	DEF 14A	000-20574	Appendix B	4/23/10
10.36	Form of Grant Agreement for Executive Officers under 2010 Stock Incentive Plan*	10-Q	000-20574	10.1	11/4/10
10.37	Annual Management Performance Incentive Plan effective December 31, 2010*	10-Q	000-20574	10.2	11/4/2010
10.38	Loan Agreement dated as of December 3, 2010 between The Cheesecake Factory Incorporated and JPMorgan Chase Bank NA as Administrative Agent, Bank of the West as Syndication Agent, and Bank of America NA, Wells Fargo Bank and Rabobank Nederland, as Documentation Agents	10-K	000-20574	10.46	2/23/2011
21	List of Subsidiaries	—	—	—	Filed herewith

23	Consent of Independent Registered Public Accounting Firm	—	—	—	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer	—	—	—	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	—	—	—	Filed herewith
Exhibit 101	XBRL (Extensible Business Reporting Language) The following materials from The Cheesecake Factory Incorporated’s Annual Report on Form 10-K for the years ended January 3, 2012, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of stockholders’ equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.	—	—	—	Filed herewith

* Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of February 2012.

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
Vice President, Controller and Chief Accounting Officer (principal accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Overton and W. Douglas Benn, and each of them, as his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVID OVERTON	Chairman of the Board and	February 29, 2012
David Overton	Chief Executive Officer
(Principal Executive Officer)

/s/ W. DOUGLAS BENN	Executive Vice President and	February 29, 2012
W. Douglas Benn	Chief Financial Officer
(Principal Financial Officer)

/s/ CHERYL M. SLOMANN	Vice President, Controller and	February 29, 2012
Cheryl M. Slomann	Chief Accounting Officer
(Principal Accounting Officer)

/s/ ALEXANDER L. CAPPELLO	Director	February 29, 2012
Alexander L. Cappello

/s/ THOMAS L. GREGORY	Director	February 29, 2012
Thomas L. Gregory

/s/ JEROME I. KRANSDORF	Director	February 29, 2012
Jerome I. Kransdorf

/s/ DAVID B. PITTAWAY	Director	February 29, 2012
David B. Pittaway

/s/ HERBERT SIMON	Director	February 29, 2012
Herbert Simon