Form 10-Q
period 2012-04-03
CHEESECAKE FACTORY INC
filed 2012-05-11
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2012

or

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

As of May 3, 2012, 54,010,378 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

PART I.         FINANCIAL INFORMATION

Item 1.           Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	April 3, 2012	January 3, 2012

ASSETS
Current assets:
Cash and cash equivalents	$41,300	$48,211
Accounts receivable	8,880	11,334
Income tax receivable	2,542	5,472
Other receivables	18,792	32,096
Inventories	33,252	28,210
Prepaid expenses	36,372	36,498
Deferred income taxes	11,450	14,574
Total current assets	152,588	176,395
Property and equipment, net	756,533	758,503
Other assets:
Intangible assets, net	15,789	14,674
Prepaid rent	49,571	49,490
Other	25,866	23,508
Total other assets	91,226	87,672
Total assets	$1,000,347	$1,022,570
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,765	$36,159
Other accrued expenses	166,195	187,081
Total current liabilities	202,960	223,240
Deferred income taxes	103,725	103,927
Deferred rent	70,887	69,742
Deemed landlord financing liability	54,676	55,086
Other noncurrent liabilities	31,216	27,822
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 86,568,139 and 85,863,313 issued at April 3, 2012 and January 3, 2012, respectively	866	859
Additional paid-in capital	469,590	455,339
Retained earnings	837,699	816,977
Treasury stock, 32,552,275 and 31,196,128 shares at cost at April 3, 2012 and January 3, 2012, respectively	(771,272)	(730,422)
Total stockholders’ equity	536,883	542,753
Total liabilities and stockholders’ equity	$1,000,347	$1,022,570

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended April 3, 2012	Thirteen Weeks Ended March 29, 2011

Revenues	$435,754	$418,765

Costs and expenses:
Cost of sales	107,598	104,664
Labor expenses	142,980	137,498
Other operating costs and expenses	105,888	103,274
General and administrative expenses	28,665	24,265
Depreciation and amortization expenses	18,298	17,453
Preopening costs	2,106	1,760
Total costs and expenses	405,535	388,914
Income from operations	30,219	29,851
Interest and other income/(expense), net	(1,148)	(1,402)
Income before income taxes	29,071	28,449
Income tax provision	8,349	7,993
Net income	20,722	20,456
Other comprehensive income, net	—	—
Comprehensive income	$20,722	$20,456

Net income per share:
Basic	$0.39	$0.35
Diluted	$0.37	$0.34

Weighted average shares outstanding:
Basic	53,680	58,480
Diluted	55,699	60,499

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance, January 3, 2012	85,863	$859	$455,339	$816,977	$(730,422)	$542,753
Net income	—	—	—	20,722	—	20,722
Issuance of common stock from stock options exercised	452	5	9,309	—	—	9,314
Tax impact of stock options exercised, net of cancellations	—	—	1,492	—	—	1,492
Stock-based compensation	—	—	3,450	—	—	3,450
Issuance of restricted stock, net of forfeitures	253	2	—	—	—	2
Purchase of treasury stock	—	—	—	—	(40,850)	(40,850)
Balance, April 3, 2012	86,568	$866	$469,590	$837,699	$(771,272)	$536,883

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended April 3, 2012	Thirteen Weeks Ended March 29, 2011

Cash flows from operating activities:
Net income	$20,722	$20,456
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	18,298	17,453
Deferred income taxes	2,923	1,549
Stock-based compensation	3,364	2,981
Tax impact of stock options exercised, net of cancellations	1,492	225
Excess tax benefit related to stock options exercised	(1,210)	(241)
Other	200	173
Changes in assets and liabilities:
Accounts receivable	2,454	9,507
Other receivables	13,304	9,617
Inventories	(5,042)	(3,962)
Prepaid expenses	126	864
Other assets	(2,412)	(706)
Accounts payable	606	3,862
Income taxes receivable/payable	2,929	5,505
Other accrued expenses	(16,378)	(14,532)
Cash provided by operating activities	41,376	52,751
Cash flows from investing activities:
Additions to property and equipment	(16,349)	(10,505)
Additions to intangible assets	(1,235)	(224)
Cash used in investing activities	(17,584)	(10,729)
Cash flows from financing activities:
Deemed landlord financing proceeds	82	629
Deemed landlord financing payments	(459)	(405)
Proceeds from exercise of employee stock options	9,314	2,740
Excess tax benefit related to stock options exercised	1,210	241
Purchase of treasury stock	(40,850)	(50,612)
Cash used in financing activities	(30,703)	(47,407)
Net change in cash and cash equivalents	(6,911)	(5,385)
Cash and cash equivalents at beginning of period	48,211	81,619
Cash and cash equivalents at end of period	$41,300	$76,234

Supplemental disclosures:
Interest paid	$1,118	$1,170
Income taxes paid	$1,044	$686

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated (referred to herein as the “Company,” “we,” “us” and “our”) and its wholly owned subsidiaries prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The financial statements presented herein have not been audited by an independent registered public accounting firm, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the financial condition, results of operations and cash flows for the period.  However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year.  Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”).  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2012 filed with the SEC on February 29, 2012.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions for the reporting periods covered by the financial statements.  These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities.  Actual results could differ from these estimates.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31st for financial reporting purposes.  Fiscal 2012 consists of 52 weeks and will end on January 1, 2013.  Fiscal 2011, which ended on January 3, 2012, was a 53-week year, with an additional week in the fourth quarter.

Certain reclassifications have been made to prior year amounts to conform to current year presentation.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  Companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements.  There are no changes to the accounting for items within comprehensive income.  This standard impacts presentation only and became effective for us in the first quarter of fiscal 2012.

2.  Inventories

Inventories consisted of (in thousands):

	April 3, 2012	January 3, 2012

Restaurant food and supplies	$12,520	$12,717
Bakery finished goods and work in progress	15,520	9,991
Bakery raw materials and supplies	5,212	5,502
Total	$33,252	$28,210

3.  Long-Term Debt

In December 2010, we entered into a five-year credit agreement (“Facility”) that provides us with revolving loan commitments totaling $200 million, including letter of credit subfacility commitments that total $35 million.  The Facility contains a commitment increase feature that could provide for an additional $50 million in available credit upon our request and the satisfaction of certain conditions.  In conjunction with the entry into the new Facility, we terminated our prior credit facility dated April 2007, as amended March 2008 and January 2009.  We had no outstanding borrowings under the Facility at April 3, 2012 or January 3, 2012.

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

We are obligated to maintain certain financial covenants, which include a maximum Adjusted Debt to trailing 12-month EBITDAR ratio (“Adjusted Debt Ratio”) of 4.0, as well as a trailing 12-month minimum EBITDAR to interest and rental expense ratio (“EBITDAR Ratio”) of 1.9.  At April 3, 2012, our Adjusted Debt and EBITDAR Ratios were 2.7 and 2.8, respectively.  Therefore, we were in compliance with the financial covenants in effect under the Facility at that date.

Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of April 3, 2012, we had net availability for borrowings of $182 million, based upon a zero outstanding debt balance and $18 million in standby letters of credit.  In addition, our Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined leverage ratio.

4. Commitments and Contingencies

Within the ordinary course of our business, we are subject to private lawsuits, administrative proceedings and claims.  These matters typically involve claims from guests, staff members and others related to operational issues common to the foodservice industry.  A number of these claims may exist at any given time and some of the claims may be pled as class actions.  From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks.  We could be affected by adverse publicity and litigation costs resulting from such allegations, regardless of whether these allegations are valid or whether we are legally determined to be liable. At this time, we believe that the final disposition of these lawsuits, proceedings and claims will not have a material adverse effect individually or in the aggregate on our financial position, results of operations or liquidity.  It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, proceedings or claims.

5.  Stock-Based Compensation

The following table presents information related to stock-based compensation (in thousands):

	Thirteen Weeks Ended April 3, 2012	Thirteen Weeks Ended March 29, 2011

Labor expenses	$893	$968
Other operating costs and expenses	47	47
General and administrative expenses	2,424	1,966
Stock-based compensation	3,364	2,981
Income tax benefit	1,287	1,140
Total stock-based compensation, net of taxes	$2,077	$1,841

Capitalized stock-based compensation (1)	88	72

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

Stock Options

The weighted average fair value at the grant date for options issued during the first quarter of fiscal 2012 and 2011 was $12.02 and $12.91 per option, respectively.  The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the first quarter of fiscal 2012 and 2011, respectively: (a) an expected option term of 6.1 and 6.0 years, (b) expected stock price volatility of 40.6% and 40.1%, (c) a risk-free interest rate of 1.4% and 2.1%, and (d) no dividend yield on our stock.

Stock option activity during the thirteen weeks ended April 3, 2012 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at January 3, 2012	8,827	$23.51	4.8	$58,857
Granted	480	$29.29
Exercised	(452)	$20.62
Forfeited or cancelled	(82)	$21.16
Outstanding at April 3, 2012	8,773	$24.00	4.8	$56,121

Exercisable at April 3, 2012	4,523	$27.00	3.7	$17,670

The total intrinsic value of options exercised during the thirteen weeks ended April 3, 2012 and March 29, 2011 was $4.5 million and $1.4 million, respectively.  As of April 3, 2012, the total unrecognized stock-based compensation expense related to unvested stock options was $20.9 million, which we expect to recognize over a weighted average period of approximately 2.5 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the thirteen weeks ended April 3, 2012 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)	(Per share)

Outstanding at January 3, 2012	826	$20.40
Granted	299	28.98
Vested	(111)	11.41
Forfeited	(7)	19.59
Outstanding at April 3, 2012	1,007	$23.94

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant.  The weighted average fair value at the grant date for restricted shares and restricted units issued during the first quarter of fiscal 2012 and fiscal 2011 was $28.98 and $30.99, respectively.  The fair value of shares that vested during the thirteen weeks ended April 3, 2012 and March 29, 2011 was $1.3 million and $0.2 million, respectively.  As of April 3, 2012, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $18.0 million, which we expect to recognize over a weighted average period of approximately 3.6 years.

6.  Net Income Per Share

At April 3, 2012 and March 29, 2011, 1.0 million and 0.7 million shares, respectively, of restricted stock issued to employees were unvested, and therefore excluded from the calculation of basic earnings per share for the fiscal quarters ended on those dates. Diluted net income per share includes the dilutive effect of outstanding equity awards, calculated using the treasury stock method.  Assumed proceeds from in-the-money options include windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by FASB Accounting Standards Codification 718, “Compensation — Stock Option Compensation.”

	Thirteen Weeks Ended April 3, 2012	Thirteen Weeks Ended March 29, 2011
	(In thousands, except per share data)
Net income	$20,722	$20,456

Basic weighted average shares outstanding	53,680	58,480
Dilutive effect of equity awards	2,019	2,019

Diluted weighted average shares outstanding	55,699	60,499

Basic net income per share	$0.39	$0.35

Diluted net income per share	$0.37	$0.34

Shares of common stock equivalents of 2.8 million and 2.5 million for the thirteen weeks ended April 3, 2012 and March 29, 2011, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

7.  Segment Information

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

Segment information is presented below (in thousands):

	Thirteen Weeks Ended April 3, 2012	Thirteen Weeks Ended March 29, 2011
Revenue:
Restaurants	$425,002	$406,903
Bakery	26,173	25,837
Intercompany bakery sales	(15,421)	(13,975)
Total	$435,754	$418,765

Income from operations:
Restaurants	$55,524	$51,897
Bakery	1,810	1,000
Corporate	(27,115)	(23,046)
Total	$30,219	$29,851

Depreciation and amortization:
Restaurants	$16,608	$15,778
Bakery	645	651
Corporate	1,045	1,024
Total	$18,298	$17,453

Capital expenditures:
Restaurants	$11,590	$8,424
Bakery	3,108	121
Corporate	1,651	1,960
Total	$16,349	$10,505

	April 3, 2012	January 3, 2012
Total assets:
Restaurants	$803,075	$835,393
Bakery	66,647	61,382
Corporate	130,625	125,795
Total	$1,000,347	$1,022,570

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

In connection with the “safe harbor” provisions of the Acts, we have identified and are disclosing important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf (see Part II, Item 1A of this report, “Risk Factors,” and Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2012).  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.  Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements.  Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate.  Forward-looking statements speak only as of the date on which they are made.  Except as may be required by law, we do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

General

This discussion and analysis should be read in conjunction with our interim unaudited consolidated financial statements and related notes included in this Form 10-Q in Part I, Item 1, and with the following items included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2012: the audited consolidated financial statements and related notes in Part IV, Item 15, the “Risk Factors” included in Part I, Item 1A and the cautionary statements included throughout the report.  The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

As of May 3, 2012, we operated 171 upscale, casual, full-service dining restaurants: 157 under The Cheesecake Factory® mark, 13 under the Grand Lux Cafe® mark and one under the RockSugar Pan Asian Kitchen® mark.  We also operated two bakery production facilities.

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

In evaluating and assessing the performance of our business, we believe the following are key performance indicators that should be taken into consideration:

•                   Comparable Restaurant Sales and Overall Revenue Growth.  Changes in comparable restaurant sales come from variations in guest traffic, as well as in check average (as a result of menu price increases and/or changes in menu mix).  Our strategy is to grow guest traffic by continuing to offer innovative, high quality menu items that offer guests a wide range of options in terms of flavor, price and value.  In addition, we focus on service and hospitality with the goal of delivering an exceptional guest experience.

Our philosophy with regard to menu pricing is to use price increases to help offset key operating costs in a manner that balances protecting both our margins and guest traffic levels.  With regard to our menu mix, it has been influenced by a couple of factors, including a slight reduction in the number of guests ordering non-alcoholic beverages.  Additionally, with our menu continually evolving, we experience some shifting of menu preferences as our guests try new items.  This shifting can also have an impact on menu mix, and, therefore, on our check average.  Over time, and as the economy strengthens, we expect menu mix to stabilize, allowing us to capture more of the menu price increases we implement.

Comparable restaurant sales growth, in addition to revenue from new restaurant openings and increases in third-party bakery sales, drive our overall revenue growth.  In the future, we expect royalties from international locations also to contribute to our revenue growth.

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

By efficiently scaling our restaurant and bakery support infrastructure and improving our internal processes, we work toward growing G&A expenses at a slower rate than revenue growth over the long-term, which should also contribute to operating margin expansion.

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

Results of Operations

The following table sets forth, for the periods indicated, information from our consolidated statements of comprehensive income expressed as percentages of revenues.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

	Thirteen Weeks Ended April 3, 2012	Thirteen Weeks Ended March 29, 2011

Revenues	100.0%	100.0%

Costs and expenses:
Cost of sales	24.7	25.0
Labor expenses	32.8	32.8
Other operating costs and expenses	24.3	24.7
General and administrative expenses	6.6	5.8
Depreciation and amortization expenses	4.2	4.2
Preopening costs	0.5	0.4
Total costs and expenses	93.1	92.9
Income from operations	6.9	7.1
Interest and other income/(expense), net	(0.2)	(0.3)
Income before income taxes	6.7	6.8
Income tax provision	1.9	1.9
Net income	4.8%	4.9%

Thirteen Weeks Ended April 3, 2012 Compared to Thirteen Weeks Ended March 29, 2011

Revenues

Revenues increased 4.1% to $435.8 million for the thirteen weeks ended April 3, 2012 compared to $418.8 million for the thirteen weeks ended March 29, 2011.

Restaurant sales increased 4.4% to $425.0 million compared to $406.9 million in the prior year first quarter.  Comparable sales at The Cheesecake Factory and Grand Lux Cafe restaurants increased by 2.4%, or $9.4 million, from the first quarter of fiscal 2011, driven significantly by an increase in guest traffic of 1.9%.  The Cheesecake Factory and Grand Lux Cafe restaurants become eligible to enter our comparable sales calculations in their 19th month of operation.  At April 3, 2012, there were eight The Cheesecake Factory restaurants excluded from our comparable sales base.

Comparable sales at The Cheesecake Factory restaurants increased 2.6% from the prior year first quarter driven primarily by improved guest traffic, as well as average check growth.  We implemented effective menu price increases of approximately 1.0% and 1.3% during the first quarter of fiscal 2012 and third quarter of fiscal 2011, respectively.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, The Cheesecake Factory menu included a 1.8% increase in pricing for the thirteen weeks ended April 3, 2012.  This increase in menu pricing was partially offset by changes in menu mix due to check management by our guests, as well as some shifting of menu preferences as our guests try newer items.  Inclusive of our summer 2011 and winter 2012 menu changes, we are targeting an effective price increase of approximately 2.0% for the first half of fiscal 2012.

Comparable sales at our Grand Lux Cafe restaurants increased 0.3% from the prior year first quarter driven by improved guest traffic, partially offset by a decrease in average check.  During the second quarter of fiscal 2011, we implemented an effective menu price increase of approximately 1.4%.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, the Grand Lux Cafe menu included a 1.4% increase in pricing for the thirteen weeks ended April 3, 2012. This increase in menu pricing was offset by changes in menu mix due to check management by our guests, as well as some shifting of menu preferences as our guests try newer items.  We currently anticipate taking a menu price increase of between 0.8% and 1.0% in our spring Grand Lux Cafe menu change.

We generally update and reprint our menus twice a year.  As part of these menu updates, we evaluate the need for price increases based on those operating cost and expense increases of which we are aware or that we can reasonably expect.  While menu price increases can facilitate increased comparable restaurant sales in addition to offsetting margin pressure, we carefully consider all potential price increases in light of the extent to which we believe they will be accepted by our restaurant guests.

Additionally, other factors outside of our control, such as general economic conditions, inclement weather, timing of holidays, and competitive and other factors, including those referenced in Part I, Item lA, “Risk Factors,” of our Annual Report on Form 10-K for the year ended January 3, 2012, can impact comparable sales.

Total restaurant operating weeks increased 4.0% to 2,212 for the thirteen weeks ended April 3, 2012 due to the opening of eight new restaurants during the trailing 15-month period.  Average sales per restaurant operating week increased approximately 0.7% to $192,100 in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.  A busy holiday week that usually falls in the first fiscal quarter was captured as the 53rd week of fiscal 2011, thereby shifting a high-volume sales week out of the first quarter of fiscal 2012 and replacing it with an average sales week.  This negatively impacted our average weekly sales in the first quarter of fiscal 2012 by approximately 1.9% and was partially offset by strong performance at our newer restaurants not yet in our comparable sales base.

Bakery sales to other foodservice operators, retailers and distributors decreased 9.2% to $10.8 million for the thirteen weeks ended April 3, 2012 compared to $11.9 million for the comparable period of last year due primarily to a decline in sales to our warehouse club accounts.  We strive to develop and maintain long-term, growing relationships with our bakery customers, based largely on our 39-year reputation for producing high quality and creative baked desserts.  However, it is difficult to predict the timing of bakery product shipments and contribution margins on a quarterly basis, as the purchasing plans of our large-account customers, who constitute a majority of our bakery sales, may fluctuate.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses.

As a percentage of revenues, cost of sales decreased to 24.7% in the first quarter of fiscal 2012 compared to 25.0% in the comparable period of last year.  This improvement was primarily due to lower dairy and produce costs.

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

We attempt to negotiate short-term and long-term agreements for our principal commodity, supply and equipment requirements, depending on market conditions and expected demand.  However, we are currently unable to contract for extended periods of time for some of our commodities such as many dairy and certain fish and grocery items (excluding cream cheese used in our bakery operations).  Consequently, these commodities can be subject to unforeseen supply and cost fluctuations.  Cream cheese is the most significant commodity used in our bakery products.  We have contracted for a substantial portion of our fiscal 2012 cream cheese requirements and plan to purchase cream cheese on the spot market as necessary to supplement our contracted amounts.

As has been our past practice, we will carefully consider opportunities to introduce new menu items and implement selected menu price increases to help offset any expected cost increases for key commodities and other goods and services utilized by our operations.

We have taken steps to qualify multiple suppliers and enter into agreements for some of the key commodities used in our restaurant and bakery operations.  However, there can be no assurance that future supplies and costs for these commodities will not fluctuate due to weather and other market conditions outside of our control.  For new restaurants, cost of sales will typically be higher during the first three to four months of operations until our management team becomes accustomed to optimally predicting, managing and servicing the sales volumes at the new restaurant.

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 32.8% in both the first quarter of fiscal 2012 and the first quarter of fiscal 2011.  Lower group medical insurance costs were offset by deleveraging from the high-volume sales week shift to fiscal 2011 discussed in the Revenues section above.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead, selling and distribution expenses.  As a percentage of revenues, other operating costs and expenses decreased to 24.3% for the thirteen weeks ended April 3, 2012 from 24.7% for the thirteen weeks ended March 29, 2011. This decrease was primarily due to lower comparative debit card transaction fees, utilities and general liability costs, partially offset by higher incentive compensation expense.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, as well as the restaurant field supervision, bakery administrative, and corporate support organizations.  As a percentage of revenues, G&A expenses increased to 6.6% for the thirteen weeks ended April 3, 2012 versus 5.8% for the comparable period of fiscal 2011 due primarily to an increase in our Chief Executive Officer’s retirement benefit in connection with the extension of his employment agreement, a higher fiscal 2012 accrual for corporate performance bonuses, increased stock-based compensation expense and deleveraging from the high-volume sales week shift to fiscal 2011 discussed in the Revenues section above.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 4.2% for both the thirteen weeks ended April 3, 2012 and the comparable period of last year.

Preopening Costs

Preopening costs were $2.1 million for the thirteen weeks ended April 3, 2012 compared to $1.8 million in the comparable period of the prior year.  We incurred preopening costs to open one The Cheesecake Factory restaurant in both the first quarter of fiscal 2012 and the first quarter of fiscal 2011.

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

Interest and Other Income/(Expense), Net

Interest and other expense, net decreased slightly to $1.1 million for the first quarter of fiscal 2012 compared to $1.4 million for the comparable period last year.  Interest expense included $0.9 million for both the first quarter of fiscal 2012 and fiscal 2011 associated with landlord construction allowances deemed to be financing in accordance with accounting guidance.

Income Tax Provision

Our effective income tax rate was 28.7% for the first quarter of fiscal 2012 compared to 28.1% for the comparable prior year period.  This increase was attributable to a lower proportion of employment credits in relation to pretax income primarily due to the expiration of the Hiring Incentives to Restore Employment (HIRE) Act retention credit at the end of fiscal 2011, partially offset by changes in the value of our investments in variable life insurance contracts used to support our Executive Savings Plan (“ESP”), a non-qualified deferred compensation plan.

Fiscal 2012 Outlook

In fiscal 2012, we plan to open as many as seven to eight new restaurants, including one Grand Lux Cafe.  In addition to these domestic locations, our licensee plans to open as many as three The Cheesecake Factory restaurants in the Middle East.  We estimate diluted earnings per share for fiscal 2012 will be between $1.83 and $1.91 based on the assumption that comparable restaurant sales will increase in a range of between 1.5% and 2.5%.  We currently expect food cost inflation of between 2.0% and 2.5% and a corporate tax rate of between 28.5% and 29.5%.  We expect cash capital expenditures in fiscal 2012 to range between $100 million and $110 million.  We also plan to repurchase up to $100 million of our common stock, depending on Company performance and market conditions.

For the second quarter of fiscal 2012, we estimate diluted earnings per share will be between $0.47 and $0.49 based on the assumption that comparable restaurant sales will increase in a range between 1.5% and 2.5%.

Liquidity and Capital Resources

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Thirteen Weeks Ended April 3, 2012	Thirteen Weeks Ended March 29, 2011

Cash provided by operating activities	$41.4	$52.8
Capital expenditures	$(16.3)	$(10.5)
Proceeds from exercise of employee stock options	$9.3	$2.7
Purchase of treasury stock	$(40.9)	$(50.6)

During the thirteen weeks ended April 3, 2012, our cash and cash equivalents decreased by $6.9 million to $41.3 million.  This decrease was primarily attributable to treasury stock purchases and capital expenditures, partially offset by cash provided by operating activities and proceeds from exercises of employee stock options.

For fiscal 2012, we currently estimate our cash outlays for capital expenditures to range between $100 million and $110 million, net of agreed-upon up-front cash landlord construction contributions and excluding $11 million of expected noncapitalizable preopening costs for new restaurants.  The amount reflected as additions to property and equipment in the consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each lease.  Our estimate for capital expenditures for fiscal 2012 contemplates a net outlay of $52 million to $57 million for as many as seven to eight restaurants expected to be opened during fiscal 2012 and estimated construction-in-progress disbursements for anticipated fiscal 2013 openings.  These amounts are net of estimated collections of up-front cash landlord construction contributions.  Expected capital expenditures for fiscal 2012 also include $31 million to $32 million for maintenance and capacity additions to our existing restaurants and $17 million to $21 million for bakery and corporate capacity and infrastructure investments.

At April 3, 2012, we had no borrowings outstanding under our $200 million revolving credit facility (“Facility”).  Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of April 3, 2012, we had net availability for borrowings of $182 million, based upon a zero outstanding debt balance and $18 million in standby letters of credit.  In addition, our Facility limits our cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined leverage ratio.  (See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

On October 17, 2011, our Board of Directors increased the authorization to repurchase our common stock by 10.0 million shares to 41.0 million shares.  Under this and previous authorizations, we have cumulatively repurchased a total of 32.6 million shares at a total cost of $771.3 million through April 3, 2012, including 1.4 million shares of our common stock at a cost for $40.9 million during the first quarter of 2012.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  Repurchased common stock is reflected as a reduction of stockholder’s equity.

On November 1, 2011, our Board of Directors approved the adoption of a 10b5-1 trading plan under Rule 10b5-1 of the Securities Exchange Act (the “Act”), which is effective from December 5, 2011 through July 3, 2012.  Purchases under the 10b5-1 plan may be made in the open market or through privately negotiated transactions in support of the Company’s stock repurchase plan.  Purchases in the open market will be made in compliance with Rule 10b-18 under the Act.  On March 1, 2012, our Board of Directors approved the terms of a share repurchase plan (“10b-18 Plan”) under which we were authorized to repurchase shares of our common stock in open market transactions in accordance with Rule 10b-18 of the Act, effective from March 6, 2012 through March 9, 2012. This 10b-18 Plan terminated on March 9, 2012, in accordance with its terms.

The timing and number of shares repurchased pursuant to the share repurchase authorization are subject to a number of factors, including legal constraints and financial covenants under our Facility that limit share repurchases based on a defined leverage ratio.  (See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us.  We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, a review of our capital structure and cost of capital, our share price and current market conditions.  Our objectives with regard to share repurchases are to offset the dilution to our shares outstanding that results from equity compensation and to supplement our earnings per share growth.

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

As of April 3, 2012, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties.  Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We are exposed to market risk from interest rate changes on our funded debt.  This exposure relates to the component of the interest rate on our $200 million Facility that is indexed to three-month LIBOR.  As of April 3, 2012, we had no debt outstanding under the Facility.  Therefore, we had no exposure to interest rate fluctuations on funded debt at that date.  (See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our ESP to the extent these investments are not equivalent to the related liability.  In addition, because changes in these investments are not taxable, the full impact of gains or losses affects net income.  Based on balances at April 3, 2012 and January 3, 2012, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes.  However, net income would have declined by $1.0 million and $0.9 million, respectively.

We purchase food and other commodities for use in our operations, based on market prices established with our suppliers.  Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control.  We attempt to negotiate short-term and long-term agreements for our principal commodity, supply and equipment requirements, depending on market conditions and expected demand.  However, we are currently unable to contract for extended periods of time for some of our commodities such as many dairy and certain fish and grocery items (excluding cream cheese used in our bakery operations).  Consequently, these commodities can be subject to unforeseen supply and cost fluctuations.  Substantially all of our food and supplies are available from multiple qualified suppliers, which helps to diversify our overall commodity cost risk.  In addition, we may have the ability to increase menu prices, or vary menu items, in response to food commodity price increases.  We do not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 3, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended April 3, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 4 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A.  Risk Factors

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2012 (“Annual Report”), and there have been no material changes thereto since the filing of our Annual Report.  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information regarding our purchases of our common stock during the thirteen weeks ended April 3, 2012 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 4 — February 7, 2012	348	$29.66	310	9,452
February 8 — March 6, 2012	178	30.25	173	9,274
March 7 — April 3, 2012	830	30.29	830	8,444
Total	1,356		1,313

(1)         The total number of shares purchased includes shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

(2)         On October 17, 2011, our Board of Directors increased the authorization to repurchase our common stock by 10.0 million shares to a total of 41.0 million shares.  Under this and previous authorizations, we have cumulatively repurchased a total of 32.6 million shares at a total cost of $771.3 million through April 3, 2012, including 1.4 million shares at a total cost of $40.9 million during the first quarter of fiscal 2012.  Our current stock purchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.

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

Item 6.  Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1	Form of Reorganization Agreement	Amend. No. 1 to Form S-1	33-479336	2.1	8/17/92
3.1	Restated Certificate of Incorporation including Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock	10-K	000-20574	3.1	2/23/11
3.2	Amended and Restated Bylaws as of May 20, 2009	8-K	000-20574	3.8	5/27/09
3.3	Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	8-A	000-20574	1	8/18/98
3.4	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	Amend. No. 1 to Form 8-A	000-20574	2	11/13/03
3.5	Amendment No. 2 to Rights Agreement dated as of August 1, 2008 between The Cheesecake Factory Incorporated and Computershare Trust Company	Amend. No 2 to Form 8-A	000-20574	3	8/1/08
10.1	Form of First Amendment to Employment Agreement between The Cheesecake Factory Incorporated and David M. Overton, dated February 29, 2012	8-K	000-20574	10.1	3/6/12
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer	—	—	—	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	—	—	—	Filed herewith
Exhibit 101	XBRL (Extensible Business Reporting Language) The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2012, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statement of stockholders’ equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2012	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ W. DOUGLAS BENN
W. Douglas Benn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)