Form 10-Q
period 2012-07-03
CHEESECAKE FACTORY INC
filed 2012-08-10
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2012

or

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

As of July 25, 2012, 53,687,108 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

PART I.         FINANCIAL INFORMATION

Item 1.            Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	July 3, 2012	January 3, 2012

ASSETS
Current assets:
Cash and cash equivalents	$48,416	$48,211
Accounts receivable	10,248	11,334
Income tax receivable	3,943	5,472
Other receivables	25,221	32,096
Inventories	31,476	28,210
Prepaid expenses	35,580	36,498
Deferred income taxes	10,312	14,574
Total current assets	165,196	176,395
Property and equipment, net	756,065	758,503
Other assets:
Intangible assets, net	15,721	14,674
Prepaid rent	49,682	49,490
Other	26,088	23,508
Total other assets	91,491	87,672
Total assets	$1,012,752	$1,022,570
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,137	$36,159
Other accrued expenses	163,853	187,081
Total current liabilities	185,990	223,240
Deferred income taxes	105,301	103,927
Deferred rent	74,988	69,742
Deemed landlord financing liability	54,301	55,086
Other noncurrent liabilities	31,413	27,822
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 86,949,039 and 85,863,313 issued at July 3, 2012 and January 3, 2012, respectively	869	859
Additional paid-in capital	481,755	455,339
Retained earnings	866,098	816,977
Treasury stock, 33,095,777 and 31,196,128 shares at cost at July 3, 2012 and January 3, 2012, respectively	(787,963)	(730,422)
Total stockholders’ equity	560,759	542,753
Total liabilities and stockholders’ equity	$1,012,752	$1,022,570

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended July 3, 2012	Thirteen Weeks Ended June 28, 2011	Twenty-Six Weeks Ended July 3, 2012	Twenty-Six Weeks Ended June 28, 2011

Revenues	$454,749	$430,746	$890,503	$849,511

Costs and expenses:
Cost of sales	111,019	109,924	218,617	214,588
Labor expenses	146,086	139,469	289,066	276,967
Other operating costs and expenses	108,870	103,392	214,758	206,666
General and administrative expenses	26,278	24,208	54,943	48,473
Depreciation and amortization expenses	18,509	17,483	36,807	34,936
Preopening costs	3,017	1,108	5,123	2,868
Total costs and expenses	413,779	395,584	819,314	784,498
Income from operations	40,970	35,162	71,189	65,013
Interest and other (expense)/income, net	(838)	(1,094)	(1,986)	(2,496)
Income before income taxes	40,132	34,068	69,203	62,517
Income tax provision	11,733	9,320	20,082	17,313
Net income	28,399	24,748	49,121	45,204
Other comprehensive income, net	—	—	—	—
Comprehensive income	$28,399	$24,748	$49,121	$45,204

Net income per share:
Basic	$0.53	$0.44	$0.92	$0.79
Diluted	$0.52	$0.42	$0.89	$0.76

Weighted average shares outstanding:
Basic	53,155	56,554	53,417	57,517
Diluted	55,091	58,595	55,376	59,543

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance, January 3, 2012	85,863	$859	$455,339	$816,977	$(730,422)	$542,753
Net income	—	—	—	49,121	—	49,121
Issuance of common stock from stock options exercised	833	8	17,899	—	—	17,907
Tax impact of stock options exercised, net of cancellations	—	—	2,095	—	—	2,095
Stock-based compensation	—	—	6,422	—	—	6,422
Issuance of restricted stock, net of forfeitures	253	2	—	—	—	2
Purchase of treasury stock	—	—	—	—	(57,541)	(57,541)
Balance, July 3, 2012	86,949	$869	$481,755	$866,098	$(787,963)	$560,759

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended July 3, 2012	Twenty-Six Weeks Ended June 28, 2011

Cash flows from operating activities:
Net income	$49,121	$45,204
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	36,807	34,936
Deferred income taxes	5,637	3,316
Stock-based compensation	6,274	5,946
Tax impact of stock options exercised, net of cancellations	2,095	600
Excess tax benefit related to stock options exercised	(2,008)	(497)
Other	391	412
Changes in assets and liabilities:
Accounts receivable	1,086	10,383
Other receivables	6,875	7,323
Inventories	(3,266)	(9,212)
Prepaid expenses	918	3,121
Other assets	(2,727)	(1,764)
Accounts payable	(14,022)	6,051
Income taxes receivable/payable	1,528	2,091
Other accrued expenses	(14,450)	(13,796)
Cash provided by operating activities	74,259	94,114
Cash flows from investing activities:
Additions to property and equipment	(34,419)	(30,176)
Additions to intangible assets	(1,285)	(358)
Cash used in investing activities	(35,704)	(30,534)
Cash flows from financing activities:
Deemed landlord financing proceeds	201	1,612
Deemed landlord financing payments	(925)	(820)
Proceeds from exercise of stock options	17,907	7,475
Excess tax benefit related to stock options exercised	2,008	497
Purchase of treasury stock	(57,541)	(95,030)
Cash used in financing activities	(38,350)	(86,266)
Net change in cash and cash equivalents	205	(22,686)
Cash and cash equivalents at beginning of period	48,211	81,619
Cash and cash equivalents at end of period	$48,416	$58,933

Supplemental disclosures:
Interest paid	$2,245	$2,065
Income taxes paid	$12,669	$11,248

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated (referred to herein as the “Company,” “we,” “us” and “our”) and its wholly owned subsidiaries prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The financial statements presented herein have not been audited by an independent registered public accounting firm, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the financial condition, results of operations and cash flows for the period.  However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”).  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2012 filed with the SEC on February 29, 2012.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that eliminated the previous option to report other comprehensive income and its components in the statement of changes in equity.  Companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements.  There are no changes to the accounting for items within comprehensive income.  This standard impacts presentation only and became effective for us in the first quarter of fiscal 2012.

2.  Inventories

Inventories consisted of (in thousands):

	July 3, 2012	January 3, 2012

Restaurant food and supplies	$12,870	$12,717
Bakery finished goods and work in progress	13,546	9,991
Bakery raw materials and supplies	5,060	5,502
Total	$31,476	$28,210

3.  Long-Term Debt

In December 2010, we entered into a five-year credit agreement (“Facility”) that provides us with revolving loan commitments totaling $200 million, including letter of credit subfacility commitments that total $35 million.  The Facility contains a commitment increase feature that could provide for an additional $50 million in available credit upon our request and the satisfaction of certain conditions.  In conjunction with our entry into the Facility, we terminated our prior credit facility dated April 2007, as amended March 2008 and January 2009.  We had no outstanding borrowings under the Facility at July 3, 2012 or January 3, 2012.

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

We are obligated to maintain certain financial covenants, which include a maximum Adjusted Debt to trailing 12-month EBITDAR ratio (“Adjusted Debt Ratio”) of 4.0, as well as a trailing 12-month minimum EBITDAR to interest and rental expense ratio (“EBITDAR Ratio”) of 1.9.  At July 3, 2012, our Adjusted Debt and EBITDAR Ratios were 2.7 and 2.9, respectively.  Therefore, we were in compliance with the financial covenants in effect under the Facility at that date.

Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of July 3, 2012, we had net availability for borrowings of $176 million, based upon a zero outstanding debt balance and $24 million in standby letters of credit.  Our Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined leverage ratio.

4. Commitments and Contingencies

Within the ordinary course of our business, we are subject to private lawsuits, government audits, administrative proceedings and other claims.  These matters typically involve claims from guests, staff members and others related to operational issues common to the foodservice industry.  A number of these claims may exist at any given time, and some of the claims may be pled as class actions.  From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks.  We could be affected by adverse publicity and litigation costs resulting from such allegations, regardless of whether these allegations are valid or whether we are legally determined to be liable. At this time, we believe that the final disposition of any pending lawsuits, audits, proceedings and claims will not have a material adverse effect individually or in the aggregate on our financial position, results of operations or liquidity.  It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, audits, proceedings or claims.

5.  Stock-Based Compensation

The following table presents information related to stock-based compensation (in thousands):

	Thirteen Weeks Ended July 3, 2012	Thirteen Weeks Ended June 28, 2011	Twenty-Six Weeks Ended July 3, 2012	Twenty-Six Weeks Ended June 28, 2011

Labor expenses	$940	$1,111	$1,833	$2,079
Other operating costs and expenses	48	44	95	91
General and administrative expenses	1,922	1,810	4,346	3,776
Total stock-based compensation	2,910	2,965	6,274	5,946
Income tax benefit	1,113	1,134	2,400	2,274
Total stock-based compensation, net of taxes	$1,797	$1,831	$3,874	$3,672

Capitalized stock-based compensation (1)	62	57	150	130

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

Stock Options

The weighted average fair value at the grant date for options issued during the second quarter of fiscal 2012 and 2011 was $12.34 and $12.11 per option, respectively.  The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the second quarter of fiscal 2012 and 2011, respectively: (a) an expected option term of 6.1 and 6.0 years, (b) expected stock price volatility of 39.8% and 39.0%, (c) a risk-free interest rate of 1.1% and 2.0%, and (d) no dividend yield on our stock.

Stock option activity during the twenty-six weeks ended July 3, 2012 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at January 3, 2012	8,827	$23.51	4.8	$58,857
Granted	482	$29.30
Exercised	(833)	$21.51
Forfeited or cancelled	(109)	$23.22
Outstanding at July 3, 2012	8,367	$24.05	4.6	$70,559

Exercisable at July 3, 2012	4,430	$27.30	3.6	$24,010

The total intrinsic value of options exercised during the thirteen and twenty-six weeks ended July 3, 2012 was $3.7 million and $8.1 million, respectively.  The total intrinsic value of options exercised during the thirteen and twenty-six weeks ended June 28, 2011 was $2.3 million and $3.7 million, respectively.  As of July 3, 2012, the total unrecognized stock-based compensation expense related to unvested stock options was $18.8 million, which we expect to recognize over a weighted average period of approximately 2.4 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the twenty-six weeks ended July 3, 2012 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)	(Per share)

Outstanding at January 3, 2012	826	$20.40
Granted	420	29.88
Vested	(175)	13.98
Forfeited	(7)	19.59
Outstanding at July 3, 2012	1,064	$25.20

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant.  The weighted average fair value at the grant date for restricted shares and restricted share units issued during the second quarter of fiscal 2012 and fiscal 2011 was $31.08 and $29.86, respectively.  The fair value of shares that vested during the thirteen and twenty-six weeks ended July 3, 2012 was $1.2 million and $2.4 million, respectively.  The fair value of shares that vested during the thirteen and twenty-six weeks ended June 28, 2011 was $0.8 million and $0.9 million, respectively.  As of July 3, 2012, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $19.9 million, which we expect to recognize over a weighted average period of approximately 3.8 years.

6.  Net Income Per Share

At July 3, 2012 and June 28, 2011, 1.1 million and 0.7 million shares, respectively, of restricted stock issued to employees were unvested, and therefore excluded from the calculation of basic earnings per share for the fiscal quarters ended on those dates. Diluted net income per share includes the dilutive effect of outstanding equity awards, calculated using the treasury stock method.  Assumed proceeds from in-the-money options include windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by FASB Accounting Standards Codification (“ASC”) 718, “Compensation — Stock Option Compensation.”

	Thirteen Weeks Ended July 3, 2012	Thirteen Weeks Ended June 28, 2011	Twenty-Six Weeks Ended July 3, 2012	Twenty-Six Weeks Ended June 28, 2011
	(In thousands, except per share data)
Net income	$28,399	$24,748	$49,121	$45,204

Basic weighted average shares outstanding	53,155	56,554	53,417	57,517
Dilutive effect of equity awards	1,936	2,041	1,959	2,026

Diluted weighted average shares outstanding	55,091	58,595	55,376	59,543

Basic net income per share	$0.53	$0.44	$0.92	$0.79

Diluted net income per share	$0.52	$0.42	$0.89	$0.76

Shares of common stock equivalents of 2.7 million and 2.9 million for the thirteen and twenty-six weeks ended July 3, 2012 and 2.4 million and 2.6 million for the thirteen and twenty-six weeks ended June 28, 2011, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

7.  Segment Information

Our management reviews discrete financial information for The Cheesecake Factory, Grand Lux Cafe, RockSugar Pan Asian Kitchen and the bakery for decision-making purposes.  However, based on quantitative thresholds set forth in ASC 280, “Segment Reporting”, The Cheesecake Factory is our only business that meets the criteria of a reportable operating segment.  Although not required, we present segment information for the bakery separately from our restaurant concepts because the bakery is a distinctively different business, and we believe information regarding this segment is useful to readers.  The bakery segment produces baked desserts and other products for our restaurants and for other foodservice operators, retailers and distributors.  Bakery sales to our restaurants are recorded at prices similar to third-party national accounts.  Unallocated corporate expenses, assets and capital expenditures are presented below as reconciling items to the amounts presented in the consolidated financial statements.

Segment information is presented below (in thousands):

	Thirteen Weeks Ended July 3, 2012	Thirteen Weeks Ended June 28, 2011	Twenty-Six Weeks Ended July 3, 2012	Twenty-Six Weeks Ended June 28, 2011
Revenue:
Restaurants	$442,919	$416,549	$867,921	$823,452
Bakery	30,154	28,110	56,327	53,947
Intercompany bakery sales	(18,324)	(13,913)	(33,745)	(27,888)
Total	$454,749	$430,746	$890,503	$849,511

Income from operations:
Restaurants	$64,396	$56,621	$119,920	$108,518
Bakery	1,986	1,885	3,796	2,885
Corporate	(25,412)	(23,344)	(52,527)	(46,390)
Total	$40,970	$35,162	$71,189	$65,013

Depreciation and amortization:
Restaurants	$16,819	$15,819	$33,427	$31,597
Bakery	629	640	1,274	1,291
Corporate	1,061	1,024	2,106	2,048
Total	$18,509	$17,483	$36,807	$34,936

Capital expenditures:
Restaurants	$14,435	$18,523	$26,025	$26,947
Bakery	1,784	512	4,892	633
Corporate	1,851	636	3,502	2,596
Total	$18,070	$19,671	$34,419	$30,176

	July 3, 2012	January 3, 2012
Total assets:
Restaurants	$814,946	$835,393
Bakery	66,818	61,382
Corporate	130,988	125,795
Total	$1,012,752	$1,022,570

8.  Subsequent Events

Cash Dividends

On July 23, 2012, our Board of Directors approved the initiation of a cash dividend to our stockholders.  A quarterly dividend of $0.12 per share will be paid on August 21, 2012 to the stockholders of record on August 8, 2012 of each share of our common stock.  Future dividends will be subject to Board approval.  Based on shares outstanding at July 25, 2012, the total dividend payment will be approximately $6.4 million.

Other

Our lease for The Cheesecake Factory restaurant located in Brentwood, California expires on October 4, 2012, in accordance with its terms, and we elected not to renew it.  Costs related to this expiration are expected to be minimal, and we do not expect it to impact our comparable sales and earnings per share assumptions for fiscal 2012 or future years.

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

In connection with the “safe harbor” provisions of the Acts, we have identified and are disclosing important factors, risks and uncertainties that could cause our actual results to differ materially from those contained in forward-looking statements made by us, or on our behalf (see Part II, Item 1A of this report, “Risk Factors,” and Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2012).  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.  Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements.  Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate.  Forward-looking statements speak only as of the date on which they are made.  Except as may be required by law, we do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

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

As of August 10, 2012, we operated 173 upscale, casual, full-service dining restaurants: 158 under The Cheesecake Factory® mark, 14 under the Grand Lux Cafe® mark and one under the RockSugar Pan Asian Kitchen® mark.  We also operated two bakery production facilities.

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

•                  Income from Operations Expressed as a Percentage of Revenues (“Operating Margins”).  Operating margins are subject to fluctuations in commodity costs, labor, restaurant-level occupancy expenses, general and administrative expenses (“G&A”), and preopening expenses.  Our objective is to gradually increase our operating margins by capturing fixed cost leverage from comparable restaurant sales increases, maximizing our purchasing power as our business grows, and operating our restaurants as productively as possible by retaining the efficiencies we gained through the implementation of cost management initiatives.

By efficiently scaling our restaurant and bakery support infrastructure and improving our internal processes, we work toward growing G&A expenses at a slower rate than revenue growth over the long-term, which should also contribute to operating margin expansion.  However, G&A as a percentage of revenues may vary from quarter to quarter.

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

	Thirteen Weeks Ended July 3, 2012	Thirteen Weeks Ended June 28, 2011	Twenty-Six Weeks Ended July 3, 2012	Twenty-Six Weeks Ended June 28, 2011

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	24.4	25.5	24.5	25.3
Labor expenses	32.1	32.4	32.5	32.6
Other operating costs and expenses	23.9	24.0	24.1	24.3
General and administrative expenses	5.8	5.6	6.2	5.7
Depreciation and amortization expenses	4.1	4.1	4.1	4.1
Preopening costs	0.7	0.2	0.6	0.3
Total costs and expenses	91.0	91.8	92.0	92.3
Income from operations	9.0	8.2	8.0	7.7
Interest and other (expense)/income, net	(0.2)	(0.3)	(0.2)	(0.3)
Income before income taxes	8.8	7.9	7.8	7.4
Income tax provision	2.6	2.2	2.3	2.1
Net income	6.2%	5.7%	5.5%	5.3%

Thirteen Weeks Ended July 3, 2012 Compared to Thirteen Weeks Ended June 28, 2011

Revenues

Revenues increased 5.6% to $454.7 million for the thirteen weeks ended July 3, 2012 compared to $430.7 million for the thirteen weeks ended June 28, 2011.

Restaurant sales increased 6.3% to $442.9 million compared to $416.5 million in the prior year second quarter.  Comparable sales at The Cheesecake Factory and Grand Lux Cafe restaurants increased by 1.7%, or $7.0 million, from the second quarter of fiscal 2011, driven primarily by average check growth, as well as an increase in guest traffic of 0.5%. The Cheesecake Factory and Grand Lux Cafe restaurants become eligible to enter our comparable sales calculations in their 19th month of operation.  At July 3, 2012, there were eight The Cheesecake Factory restaurants not yet in our comparable sales base.

Comparable sales at The Cheesecake Factory restaurants increased 2.1% from the prior year second quarter driven primarily by an increase in average check, as well as improved guest traffic.  We implemented effective menu price increases of approximately 1.0% and 1.3% during the first quarter of fiscal 2012 and third quarter of fiscal 2011, respectively.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, The Cheesecake Factory menu included a 2.3% increase in pricing for the thirteen weeks ended July 3, 2012.  This increase in menu pricing was partially offset by changes in menu mix due to check management by our guests, as well as some shifting of menu preferences as our guests try new items.

Comparable sales at our Grand Lux Cafe restaurants decreased 2.9% from the prior year second quarter driven by lower guest traffic, partially offset by an increase in average check.  During the second quarter of fiscal 2012, we implemented an effective menu price increase of approximately 1.2%.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, the Grand Lux Cafe menu included a 1.2% increase in pricing for the thirteen weeks ended July 3, 2012.  This increase in menu pricing was offset by changes in menu mix due to check management by our guests, as well as some shifting of menu preferences as our guests try new items.

We generally update and reprint our menus twice a year.  As part of these menu updates, we evaluate the need for price increases based on those operating cost and expense increases of which we are aware or that we can reasonably expect.  While menu price increases can contribute to higher comparable restaurant sales in addition to offsetting margin pressure, we carefully consider all potential price increases in light of the extent to which we believe they will be accepted by our restaurant guests.

Additionally, other factors outside of our control, such as general economic conditions, inclement weather, timing of holidays, and competitive and other factors, including those referenced in Part I, Item lA, “Risk Factors,” of our Annual Report on Form 10-K for the year ended January 3, 2012, can impact comparable sales.

Total restaurant operating weeks increased 4.4% to 2,225 for the thirteen weeks ended July 3, 2012 due to the opening of eight new restaurants during the trailing 15-month period.  Average sales per restaurant operating week increased approximately 1.9% to $199,100 in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011.

Bakery sales to other foodservice operators, retailers and distributors (“Bakery sales”) decreased 16.9% to $11.8 million for the thirteen weeks ended July 3, 2012 compared to $14.2 million for the comparable period of last year due primarily to a decline in sales to our warehouse club accounts.  We strive to develop and maintain long-term, growing relationships with our bakery customers, based largely on our 39-year reputation for producing high quality and creative baked desserts.  However, it is difficult to predict the timing of bakery product shipments and contribution margins on a quarterly basis, as the purchasing plans of our large-account customers, who constitute a majority of our bakery sales, may fluctuate.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses.

As a percentage of revenues, cost of sales decreased to 24.4% in the second quarter of fiscal 2012 compared to 25.5% in the comparable period of last year.  This improvement was primarily due to lower costs for dairy, produce and fish.

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

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, decreased to 32.1% in the second quarter of fiscal 2012 compared to 32.4% in the second quarter of fiscal 2011.  Lower group medical insurance costs were partially offset by higher payroll taxes and other labor-related costs.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead, selling and distribution expenses.  As a percentage of revenues, other operating costs and expenses decreased to 23.9% for the thirteen weeks ended July 3, 2012 from 24.0% for the thirteen weeks ended June 28, 2011. This reduction was primarily due to lower debit card transaction fees.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, as well as the restaurant field supervision, bakery administrative, and corporate support organizations.  As a percentage of revenues, G&A expenses increased to 5.8% for the thirteen weeks ended July 3, 2012 versus 5.6% for the comparable period of fiscal 2011 due primarily to a higher fiscal 2012 accrual for corporate performance bonuses.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 4.1% for both the thirteen weeks ended July 3, 2012 and the comparable period of last year.

Preopening Costs

Preopening costs were $3.0 million for the thirteen weeks ended July 3, 2012 compared to $1.1 million in the comparable period of the prior year.  We incurred preopening costs to open one The Cheesecake Factory restaurant in the second quarter of fiscal 2012.  No restaurants were opened in the second quarter of fiscal 2011.

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

Interest and Other (Expense)/Income, Net

Interest and other expense, net decreased to $0.8 million for the second quarter of fiscal 2012 compared to $1.1 million for the comparable period last year.  This decrease was primarily due to $0.4 million in proceeds we received from a variable life insurance contract used to support our Executive Savings Plan (“ESP”), a non-qualified deferred compensation plan.  Interest expense included $0.8 million in the second quarter of fiscal 2012 compared to $0.9 million for the second quarter of fiscal 2011 associated with landlord construction allowances deemed to be financing in accordance with accounting guidance.

Income Tax Provision

Our effective income tax rate was 29.2% for the second quarter of fiscal 2012 compared to 27.4% for the comparable prior year period.  This increase was attributable to a lower proportion of employment credits in relation to pretax income primarily due to the expiration of the Hiring Incentives to Restore Employment (“HIRE”) Act retention credit at the end of fiscal 2011 and increased state taxes in relation to pretax income.

Twenty-Six Weeks Ended July 3, 2012 Compared to Twenty-Six Weeks Ended June 28, 2011

Revenues

Revenues increased 4.8% to $890.5 million for the twenty-six weeks ended July 3, 2012 compared to $849.5 million for the twenty-six weeks ended June 28, 2011.

Restaurant sales increased 5.4% to $867.9 million compared to $823.5 million for the same period of the prior year.  Comparable sales at The Cheesecake Factory and Grand Lux Cafe restaurants increased by 2.0%, or $16.4 million, from the first half of fiscal 2011, driven primarily by an increase in guest traffic of 1.2%.

Comparable sales at The Cheesecake Factory restaurants increased 2.3% from the first half of fiscal 2011 driven primarily by improved guest traffic, as well as average check growth.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, The Cheesecake Factory menu included a 2.0% increase in pricing for the twenty-six weeks ended July 3, 2012.  This increase in menu pricing was partially offset by changes in menu mix due to check management by our guests, as well as some shifting of menu preferences as our guests try newer items.

Comparable sales at our Grand Lux Cafe restaurants decreased 1.3% from the first half of fiscal 2011 driven by lower guest traffic, partially offset by an increase in average check.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, the Grand Lux Cafe menu included a 1.3% increase in pricing for the twenty-six weeks ended July 3, 2012. This increase in menu pricing was partially offset by changes in menu mix due to check management by our guests, as well as some shifting of menu preferences as our guests try newer items.

Total restaurant operating weeks increased 4.2% to 4,437 for the twenty-six weeks ended July 3, 2012.  Average sales per restaurant operating week increased approximately 1.2% to $195,600 compared to the same period of fiscal 2011.  A busy holiday week that usually falls in the first fiscal quarter was captured as the 53rd week of fiscal 2011, thereby shifting a high-volume sales week out of the first quarter of fiscal 2012 and replacing it with an average sales week.  This negatively impacted our average weekly sales in the first half of fiscal 2012 by approximately 0.9% and was partially offset by strong performance at our newer restaurants not yet in our comparable sales base.

Bakery sales decreased 13.4% to $22.6 million for the twenty-six weeks ended July 3, 2012 compared to $26.1 million for the comparable period of last year due primarily to a decline in sales to our warehouse club accounts.

Cost of Sales

As a percentage of revenues, cost of sales decreased to 24.5% in the twenty-six weeks ended July 3, 2012 compared to 25.3% in the comparable period of last year.  This improvement was primarily due to lower costs for dairy, produce and fish.

Labor Expenses

As a percentage of revenues, labor expenses for the twenty-six weeks ended July 3, 2012 decreased to 32.5% compared to 32.6% in the comparable period of last year.  Lower group medical insurance costs were partially offset by higher payroll taxes and deleveraging from the high-volume sales week shift to fiscal 2011 discussed in the Revenues section above.

Other Operating Costs and Expenses

As a percentage of revenues, other operating costs and expenses decreased to 24.1% for the twenty-six weeks ended July 3, 2012 from 24.3% for the twenty-six weeks ended June 28, 2011. This decrease was primarily due to lower comparative debit card transaction fees.

General and Administrative Expenses

As a percentage of revenues, G&A expenses increased to 6.2% for the twenty-six weeks ended July 3, 2012 versus 5.7% for the comparable period of fiscal 2011 due primarily to a higher fiscal 2012 accrual for corporate performance bonuses and an increase in the valuation of our Chief Executive Officer’s retirement benefit in connection with the extension of his employment agreement.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 4.1% for both the twenty-six weeks ended July 3, 2012 and the comparable period of last year.

Preopening Costs

Preopening costs were $5.1 million for the twenty-six weeks ended July 3, 2012 compared to $2.9 million in the comparable period of the prior year.  We incurred preopening costs to open two The Cheesecake Factory restaurants in the first half of fiscal 2012 compared to one The Cheesecake Factory restaurant in the first half of fiscal 2011.

Interest and Other (Expense)/Income, Net

Interest and other expense, net decreased to $2.0 million for the first half of fiscal 2012 compared to $2.5 million for the comparable period last year.  This decrease was primarily due to $0.4 million in proceeds we received from a variable life insurance contract used to support our ESP.  Interest expense included $1.7 million for the first half of 2012 compared to $1.9 million for the first half of fiscal 2011 associated with landlord construction allowances deemed to be financing in accordance with accounting guidance.

Income Tax Provision

Our effective income tax rate was 29.0% for the first half of fiscal 2012 compared to 27.7% for the comparable prior year period.  This increase was attributable to a lower proportion of employment credits in relation to pretax income primarily due to the expiration of the HIRE Act retention credit at the end of fiscal 2011 and increased state taxes in relation to pretax income.

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen Weeks Ended July 3, 2012	Thirteen Weeks Ended June 28, 2011	Twenty-Six Weeks Ended July 3, 2012	Thirty-Nine Weeks Ended June 28, 2011

Net income	$28,399	$24,748	$49,121	$45,204
After-tax impact from:
Proceeds from variable life insurance contract (1)	(419)	—	(419)	—
Adjusted net income	$27,980	$24,748	$48,702	$45,204

Diluted net income per share	$0.52	$0.42	$0.89	$0.76
After-tax impact from:
Proceeds from variable life insurance contract (1)	(0.01)	—	(0.01)	—
Adjusted net income per share	$0.51	$0.42	$0.88	$0.76

(1)          Represents the realization of proceeds from one of our variable life insurance contracts used to support our ESP.  This item is non-taxable and was recorded in interest and other (expense)/income.

Fiscal 2012 Outlook

In fiscal 2012, we plan to open as many as seven to eight new restaurants.  On a year-to-date basis as of August 10, 2012, we have opened two The Cheesecake Factory locations and one Grand Lux Cafe.  In addition to these domestic locations, our licensee plans to open as many as three The Cheesecake Factory restaurants in the Middle East during the second half of this year.  We estimate diluted earnings per share for fiscal 2012 will be between $1.87 and $1.93 based on the assumption that comparable restaurant sales will increase in a range of between 1.5% and 2.5%.  We currently expect food cost inflation of between flat and 1.0% and a corporate tax rate of between 28.5% and 29.5%.

We expect cash capital expenditures in fiscal 2012 to range between $95 million and $105 million.  We also plan to repurchase up to $100 million of our common stock, depending on Company performance and market conditions.  On July 23, 2012, our Board of Directors approved the initiation of a cash dividend to our stockholders.  A quarterly cash dividend of $0.12 per share will be paid on August 21, 2012 to the stockholders of record on August 8, 2012 of each share of our common stock.  Future dividends will be subject to Board approval.  On an annualized basis, this dividend payment equates to a payout of approximately 25% of our estimated full year net income.  Based on shares outstanding at July 25, 2012, the quarterly dividend payment will be approximately $6.4 million.

For the third quarter of fiscal 2012, we estimate diluted earnings per share will be between $0.47 and $0.49 based on the assumption that comparable restaurant sales will increase in a range between 1.5% and 2.5%.

Liquidity and Capital Resources

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Twenty-Six Weeks Ended July 3, 2012	Twenty-Six Weeks Ended June 28, 2011
Cash provided by operating activities	$74.3	$94.1
Capital expenditures	$(34.4)	$(30.2)
Proceeds from exercise of stock options	$17.9	$7.5
Purchase of treasury stock	$(57.5)	$(95.0)

During the twenty-six weeks ended July 3, 2012, our cash and cash equivalents increased by $0.2 million to $48.4 million.  This increase was primarily attributable to cash provided by operating activities and proceeds from exercises of stock options, partially offset by treasury stock purchases and capital expenditures.

For fiscal 2012, we currently estimate our cash outlays for capital expenditures to range between $95 million and $105 million, net of agreed-upon up-front cash landlord construction contributions and excluding $11 million of expected noncapitalizable preopening costs for new restaurants.  The amount reflected as additions to property and equipment in the consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each lease.  Our estimate for capital expenditures for fiscal 2012 contemplates a net outlay of $52 million to $58 million for as many as seven to eight restaurants expected to be opened during fiscal 2012 and estimated construction-in-progress disbursements for anticipated fiscal 2013 openings.  These amounts are net of estimated collections of up-front cash landlord construction contributions.  Expected capital expenditures for fiscal 2012 also include $25 million to $26 million for maintenance and capacity additions to our existing restaurants and $18 million to $21 million for bakery and corporate capacity and infrastructure investments.

At July 3, 2012, we had no borrowings outstanding under our $200 million revolving credit facility (“Facility”).  Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of July 3, 2012, we had net availability for borrowings of $176 million, based upon a zero outstanding debt balance and $24 million in standby letters of credit.  In addition, our Facility limits our cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined leverage ratio.  (See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

On October 17, 2011, our Board of Directors increased the authorization to repurchase our common stock by 10.0 million shares to 41.0 million shares.  Under this and previous authorizations, we have cumulatively repurchased a total of 33.1 million shares at a total cost of $788.0 million through July 3, 2012, including 0.5 million shares of our common stock at a cost of $16.7 million during the second quarter of 2012.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  Repurchased common stock is reflected as a reduction of stockholder’s equity.

On November 1, 2011, our Board of Directors approved the adoption of a trading plan under Rule 10b5-1 (“10b5-1 Plan”) of the Securities Exchange Act of 1934 (the “Act”), which was effective from December 5, 2011 through July 3, 2012.  This 10b5-1 Plan terminated on July 3, 2012, in accordance with its terms.  On May 30, 2012, our Board of Directors approved the adoption of a new 10b5-1 Plan effective from July 5, 2012 through December 31, 2012.

On March 1, 2012, our Board of Directors approved the terms of a share repurchase plan (“10b-18 Plan”) under which we were authorized to repurchase shares of our common stock in open market transactions in accordance with Rule 10b-18 of the Act, effective from March 6, 2012 through March 9, 2012. This 10b-18 Plan terminated on March 9, 2012, in accordance with its terms.

The timing and number of shares repurchased pursuant to the share repurchase authorization are subject to a number of factors, including legal constraints and financial covenants under our Facility that limit share repurchases based on a defined leverage ratio.  (See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us.  Purchases in the open market are made in compliance with Rule 10b-18 of the Act.  We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, including dividend payments, a review of our capital structure and cost of capital, our share price and current market conditions.  Our objectives with regard to share repurchases are to offset the dilution to our shares outstanding that results from equity compensation and to supplement our earnings per share growth.

On July 23, 2012, our Board of Directors approved the initiation of a cash dividend to our stockholders.  A quarterly dividend of $0.12 per share will be paid on August 21, 2012 to all stockholders of record on August 8, 2012 of each of our common stock.  Future dividends will be subject to Board approval.  Based on shares outstanding at July 25, 2012, the total dividend payment will be approximately $6.4 million.

Based on our current expansion objectives, we believe that during the upcoming 12 months our cash and cash equivalents, combined with expected cash flows provided by operations, available borrowings under our credit facility and expected landlord construction contributions should be sufficient in the aggregate to finance our capital allocation strategy, including capital expenditures, share repurchases and cash dividends, and allow us to consider additional possible capital allocation strategies, such as the acquisition of other growth vehicles.

As of July 3, 2012, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties.  Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We are exposed to market risk from interest rate changes on our funded debt.  This exposure relates to the component of the interest rate on our $200 million Facility that is indexed to three-month LIBOR.  As of July 3, 2012, we had no debt outstanding under the Facility.  Therefore, we had no exposure to interest rate fluctuations on funded debt at that date.  (See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our ESP to the extent these investments are not equivalent to the related liability.  In addition, because changes in these investments are not taxable, the full impact of gains or losses affects net income.  Based on balances at July 3, 2012 and January 3, 2012, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes.  However, net income would have declined by $1.0 million and $0.9 million, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 3, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended July 3, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information regarding our purchases of our common stock during the thirteen weeks ended July 3, 2012 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 4 — May 8, 2012	285	$30.11	262	8,159
May 9 — June 5, 2012	123	31.89	119	8,036
June 6 — July 3, 2012	136	30.90	135	7,900
Total	544		516

(1)   The total number of shares purchased includes shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

(2)   On October 17, 2011, our Board of Directors increased the authorization to repurchase our common stock by 10.0 million shares to a total of 41.0 million shares.  Under this and previous authorizations, we have cumulatively repurchased a total of 33.1 million shares at a total cost of $788.0 million through July 3, 2012, including 0.5 million shares at a total cost of $16.7 million during the second quarter of fiscal 2012.  Our current stock purchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.

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

Item 6.  Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1	Form of Reorganization Agreement	Amend. No. 1 to Form S-1	33-479336	2.1	8/17/92
3.1	Restated Certificate of Incorporation including Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock	10-K	000-20574	3.1	2/23/11
3.2	Amended and Restated Bylaws as of May 20, 2009	8-K	000-20574	3.8	5/27/09
3.3	Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	8-A	000-20574	1	8/18/98
3.4	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	Amend. No. 1 to Form 8-A	000-20574	2	11/13/03
3.5	Amendment No. 2 to Rights Agreement dated as of August 1, 2008 between The Cheesecake Factory Incorporated and Computershare Trust Company	Amend. No 2 to Form 8-A	000-20574	3	8/1/08
10.1*	Form of Grant Agreement for Execitive Officers under the 2010 Stock Incentive Plan, for equity grants made after August 2, 2012*	—	—	—	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer	—	—	—	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	—	—	—	Filed herewith
Exhibit 101	XBRL (Extensible Business Reporting Language) The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2012, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statement of stockholders’ equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.	—	—	—	Filed herewith

*Management contract of compensatory plan of arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2012	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ W. DOUGLAS BENN
W. Douglas Benn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)