Form 10-Q
period 2012-10-02
CHEESECAKE FACTORY INC
filed 2012-11-09
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2012

or

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

As of October 24, 2012, 53,672,626 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

PART I.         FINANCIAL INFORMATION

Item 1.            Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 2, 2012	January 3, 2012

ASSETS
Current assets:
Cash and cash equivalents	$56,431	$48,211
Accounts receivable	12,194	11,334
Income tax receivable	5,811	5,472
Other receivables	29,937	32,096
Inventories	30,953	28,210
Prepaid expenses	34,307	36,498
Deferred income taxes	16,070	14,574
Total current assets	185,703	176,395
Property and equipment, net	767,227	758,503
Other assets:
Intangible assets, net	18,010	14,674
Prepaid rent	50,340	49,490
Other	27,843	23,508
Total other assets	96,193	87,672
Total assets	$1,049,123	$1,022,570
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,704	$36,159
Other accrued expenses	166,470	187,081
Total current liabilities	200,174	223,240
Deferred income taxes	106,514	103,927
Deferred rent	75,362	69,742
Deemed landlord financing liability	56,194	55,086
Other noncurrent liabilities	35,136	27,822
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 87,325,714 and 85,863,313 issued at October 2, 2012 and January 3, 2012, respectively	873	859
Additional paid-in capital	493,429	455,339
Retained earnings	886,826	816,977
Treasury stock, 33,626,227 and 31,196,128 shares at cost at October 2, 2012 and January 3, 2012, respectively	(805,385)	(730,422)
Total stockholders’ equity	575,743	542,753
Total liabilities and stockholders’ equity	$1,049,123	$1,022,570

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended October 2, 2012	Thirteen Weeks Ended September 27, 2011	Thirty-Nine Weeks Ended October 2, 2012	Thirty-Nine Weeks Ended September 27, 2011

Revenues	$453,819	$430,417	$1,344,322	$1,279,928

Costs and expenses:
Cost of sales	111,620	109,274	330,237	323,862
Labor expenses	145,630	139,085	434,696	416,052
Other operating costs and expenses	113,700	106,510	328,458	313,176
General and administrative expenses	22,450	23,442	77,393	71,915
Depreciation and amortization expenses	18,733	17,588	55,540	52,524
Preopening costs	2,362	4,264	7,485	7,132
Total costs and expenses	414,495	400,163	1,233,809	1,184,661
Income from operations	39,324	30,254	110,513	95,267
Interest and other (expense)/income, net	(1,710)	(1,201)	(3,696)	(3,697)
Income before income taxes	37,614	29,053	106,817	91,570
Income tax provision	10,451	8,479	30,533	25,792
Net income	27,163	20,574	76,284	65,778
Other comprehensive income, net	—	—	—	—
Comprehensive income	$27,163	$20,574	$76,284	$65,778

Net income per share:
Basic	$0.51	$0.37	$1.43	$1.15
Diluted	$0.49	$0.36	$1.38	$1.11

Weighted average shares outstanding:
Basic	52,958	55,661	53,264	57,136
Diluted	55,126	57,439	55,271	59,108

Cash dividends declared per common share	$0.12	$—	$0.12	$—

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance, January 3, 2012	85,863	$859	$455,339	$816,977	$(730,422)	$542,753
Net income	—	—	—	76,284	—	76,284
Cash dividends declared	—	—	—	(6,435)	—	(6,435)
Issuance of common stock from stock options exercised	1,210	12	27,271	—	—	27,283
Tax impact of stock options exercised, net of cancellations	—	—	2,188	—	—	2,188
Stock-based compensation	—	—	8,631	—	—	8,631
Issuance of restricted stock, net of forfeitures	253	2	—	—	—	2
Purchase of treasury stock	—	—	—	—	(74,963)	(74,963)
Balance, October 2, 2012	87,326	$873	$493,429	$886,826	$(805,385)	$575,743

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended October 2, 2012	Thirty-Nine Weeks Ended September 27, 2011

Cash flows from operating activities:
Net income	$76,284	$65,778
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	55,540	52,524
Deferred income taxes	1,091	5,255
Stock-based compensation	8,427	8,797
Tax impact of stock options exercised, net of cancellations	2,188	628
Excess tax benefit related to stock options exercised	(2,317)	(779)
Other	825	807
Changes in assets and liabilities:
Accounts receivable	(860)	3,160
Other receivables	2,159	7,336
Inventories	(2,743)	(10,957)
Prepaid expenses	2,191	2,467
Other assets	(5,070)	119
Accounts payable	(2,455)	3,027
Income taxes receivable/payable	(339)	(792)
Other accrued expenses	(9,816)	(15,491)
Cash provided by operating activities	125,105	121,879
Cash flows from investing activities:
Additions to property and equipment	(64,611)	(50,220)
Additions to intangible assets	(1,726)	(621)
Cash used in investing activities	(66,337)	(50,841)
Cash flows from financing activities:
Deemed landlord financing proceeds	2,596	3,292
Deemed landlord financing payments	(1,399)	(1,242)
Proceeds from exercise of stock options	27,283	9,292
Excess tax benefit related to stock options exercised	2,317	779
Cash dividends paid	(6,382)	—
Treasury stock purchases	(74,963)	(145,060)
Cash used in financing activities	(50,548)	(132,939)
Net change in cash and cash equivalents	8,220	(61,901)
Cash and cash equivalents at beginning of period	48,211	81,619
Cash and cash equivalents at end of period	$56,431	$19,718

Supplemental disclosures:
Interest paid	$3,338	$3,112
Income taxes paid	$29,356	$21,010

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued guidance that provides entities with an option to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary.  If an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required.  However, if an entity concludes otherwise, quantitative testing is not required.  This standard is effective for annual and interim periods beginning after September 15, 2012, with early adoption permitted.  We do not expect that the adoption of this standard will have a material impact on our financial statements.

In June 2011, the FASB issued guidance that eliminated the previous option to report other comprehensive income and its components in the statement of changes in equity.  Companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements.  There are no changes to the accounting for items within comprehensive income.  This standard impacts presentation only and became effective for us in the first quarter of fiscal 2012.

2.  Inventories

Inventories consisted of (in thousands):

	October 2, 2012	January 3, 2012

Restaurant food and supplies	$12,555	$12,717
Bakery finished goods and work in progress	12,874	9,991
Bakery raw materials and supplies	5,524	5,502
Total	$30,953	$28,210

3.  Long-Term Debt

In December 2010, we entered into a five-year credit agreement (“Facility”) that provides us with revolving loan commitments totaling $200 million, including letter of credit subfacility commitments that total $35 million.  The Facility contains a commitment increase feature that could provide for an additional $50 million in available credit upon our request and the satisfaction of certain conditions.  In conjunction with our entry into the Facility, we terminated our prior credit facility dated April 2007, as amended March 2008 and January 2009.  We had no outstanding borrowings under the Facility at October 2, 2012 or January 3, 2012.

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

We are obligated to maintain certain financial covenants, which include a maximum Adjusted Debt to trailing 12-month EBITDAR ratio (“Adjusted Debt Ratio”) of 4.0, as well as a trailing 12-month minimum EBITDAR to interest and rental expense ratio (“EBITDAR Ratio”) of 1.9.  At October 2, 2012, our Adjusted Debt and EBITDAR ratios were 2.7 and 2.9, respectively.  Therefore, we were in compliance with the financial covenants in effect under the Facility at that date.  The Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on these ratios.

Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of October 2, 2012, we had net availability for borrowings of $178 million, based on a zero outstanding debt balance and $22 million in standby letters of credit.

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

5. Stockholders’ Equity

On July 23, 2012, our Board of Directors (the “Board”) approved the initiation of a cash dividend to our stockholders.  A cash dividend of $0.12 per common share totaling $6.4 million was declared and paid during the third quarter of fiscal 2012.  On October 22, 2012, our Board of Directors approved a quarterly cash dividend of $0.12 per share to be paid on November 20, 2012 to the stockholders of record on November 7, 2012.  Based on shares outstanding as of the date of this report, the third quarter dividend payment will be approximately $6.4 million.  Future dividends will be subject to Board approval.

6.  Stock-Based Compensation

The following table presents information related to stock-based compensation (in thousands):

	Thirteen Weeks Ended October 2, 2012	Thirteen Weeks Ended September 27, 2011	Thirty-Nine Weeks Ended October 2, 2012	Thirty-Nine Weeks Ended September 27, 2011

Labor expenses	$932	$993	$2,765	$3,072
Other operating costs and expenses	47	44	142	135
General and administrative expenses	1,174	1,814	5,520	5,590
Total stock-based compensation	2,153	2,851	8,427	8,797
Income tax benefit	823	1,091	3,223	3,365
Total stock-based compensation, net of taxes	$1,330	$1,760	$5,204	$5,432

Capitalized stock-based compensation (1)	56	76	206	206

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

Stock Options

The weighted average fair value at the grant date for options issued during the third quarter of fiscal 2012 and 2011 was $10.27 and $11.88 per option, respectively.  The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the third quarter of fiscal 2012 and 2011, respectively: (a) an expected option term of 6.1 and 6.0 years, (b) expected stock price volatility of 37.3% and 38.5%, (c) a risk-free interest rate of 1.1% and 1.4%, and (d) a dividend yield on our stock of 1.4% and 0.0%.

Stock option activity during the thirty-nine weeks ended October 2, 2012 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at January 3, 2012	8,827	$23.51	4.8	$58,857
Granted	485	$29.32
Exercised	(1,210)	$22.56
Forfeited or cancelled	(165)	$22.73
Outstanding at October 2, 2012	7,937	$24.03	4.4	$91,308

Exercisable at October 2, 2012	4,281	$27.35	3.4	$35,214

The total intrinsic value of options exercised during the thirteen and thirty-nine weeks ended October 2, 2012 was $3.4 million and $11.6 million, respectively.  The total intrinsic value of options exercised during the thirteen and thirty-nine weeks ended September 27, 2011 was $0.9 million and $4.6 million, respectively.  As of October 2, 2012, the total unrecognized stock-based compensation expense related to unvested stock options was $16.8 million, which we expect to recognize over a weighted average period of approximately 2.3 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the thirty-nine weeks ended October 2, 2012 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)	(Per share)

Outstanding at January 3, 2012	826	$20.40
Granted	523	30.68
Vested	(175)	13.98
Forfeited	(13)	23.43
Outstanding at October 2, 2012	1,161	$25.97

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant.  The weighted average fair value at the grant date for restricted shares and restricted share units issued during the third quarter of fiscal 2012 and fiscal 2011 was $34.00 and $26.98, respectively.  The fair value of shares that vested during thirty-nine weeks ended October 2, 2012 was $2.4 million.  No shares vested during the thirteen weeks ended October 2, 2012.  The fair value of shares that vested during the thirteen and thirty-nine weeks ended September 27, 2011 was $0.3 million and $1.2 million, respectively.  As of October 2, 2012, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $21.4 million, which we expect to recognize over a weighted average period of approximately 3.7 years.

7.  Net Income Per Share

At October 2, 2012 and September 27, 2011, 1.2 million and 0.7 million shares, respectively, of restricted stock issued to employees were unvested, and therefore excluded from the calculation of basic earnings per share for the fiscal quarters ended on those dates. Diluted net income per share includes the dilutive effect of outstanding equity awards, calculated using the treasury stock method.  Assumed proceeds from in-the-money options include windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by FASB Accounting Standards Codification (“ASC”) 718, “Compensation — Stock Option Compensation.”

	Thirteen Weeks Ended October 2, 2012	Thirteen Weeks Ended September 27, 2011	Thirty-Nine Weeks Ended October 2, 2012	Thirty-Nine Weeks Ended September 27, 2011
	(In thousands, except per share data)
Net income	$27,163	$20,574	$76,284	$65,778

Basic weighted average shares outstanding	52,958	55,661	53,264	57,136
Dilutive effect of equity awards	2,168	1,778	2,007	1,972

Diluted weighted average shares outstanding	55,126	57,439	55,271	59,108

Basic net income per share	$0.51	$0.37	$1.43	$1.15

Diluted net income per share	$0.49	$0.36	$1.38	$1.11

Shares of common stock equivalents of 1.9 million and 2.8 million for the thirteen and thirty-nine weeks ended October 2, 2012 and 3.3 million and 2.7 million for the thirteen and thirty-nine weeks ended September 27, 2011, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

We began paying a cash dividend to our shareholders during the third quarter of fiscal 2012.  Certain of our restricted stock awards are considered participating securities as these awards include non-forfeitable rights to dividends with respect to unvested shares.  As such, they must be included in the computation of earnings per share pursuant to the two-class method.  Under the two-class method, a portion of net income is allocated to participating securities, and therefore is excluded from the calculation of earnings per share allocated to common shares.  For both the thirteen and thirty-nine weeks ended October 2, 2012 the calculation of basic and diluted earnings per share pursuant to the two-class method resulted in an immaterial difference from the amounts displayed in the consolidated statements of comprehensive income.

8.  Segment Information

Our management reviews discrete financial information for The Cheesecake Factory, Grand Lux Cafe and RockSugar Pan Asian Kitchen restaurants and our bakery division for decision-making purposes.  However, based on quantitative thresholds set forth in ASC 280, “Segment Reporting,” The Cheesecake Factory is our only business that meets the criteria of a reportable operating segment.  Although not required, we present segment information for the bakery separately from our restaurant concepts because the bakery is a distinctively different business, and we believe information regarding this segment is useful to readers.  Bakery sales to our Company-owned restaurants are recorded at prices similar to third-party national accounts.  Unallocated corporate expenses, assets and capital expenditures are presented below as reconciling items to the amounts presented in the consolidated financial statements.

Segment information is presented below (in thousands):

	Thirteen Weeks Ended October 2, 2012	Thirteen Weeks Ended September 27, 2011	Thirty-Nine Weeks Ended October 2, 2012	Thirty-Nine Weeks Ended September 27, 2011
Revenue:
Restaurants	$437,887	$413,315	$1,305,808	$1,236,767
Bakery	31,384	33,016	87,711	86,963
Intercompany bakery sales	(15,452)	(15,914)	(49,197)	(43,802)
Total	$453,819	$430,417	$1,344,322	$1,279,928

Income from operations:
Restaurants	$57,985	$50,719	$177,905	$159,237
Bakery	2,191	2,289	5,987	5,174
Corporate	(20,852)	(22,754)	(73,379)	(69,144)
Total	$39,324	$30,254	$110,513	$95,267

Depreciation and amortization:
Restaurants	$16,915	$15,918	$50,342	$47,515
Bakery	766	644	2,040	1,935
Corporate	1,052	1,026	3,158	3,074
Total	$18,733	$17,588	$55,540	$52,524

Capital expenditures:
Restaurants	$21,924	$16,402	$47,949	$43,349
Bakery	1,875	3,016	6,767	3,649
Corporate	6,393	626	9,895	3,222
Total	$30,192	$20,044	$64,611	$50,220

	October 2, 2012	January 3, 2012
Total assets:
Restaurants	$810,771	$835,393
Bakery	70,215	61,382
Corporate	168,137	125,795
Total	$1,049,123	$1,022,570

9.  Subsequent Events

Hurricane Sandy, which severely affected the Mid-Atlantic and Northeast United States in late October, caused closures and other business interruption issues at a number of our restaurants.  As of the date of this filing, all of the impacted locations are reopened.  We had no significant physical damage to any of our restaurants and are evaluating the impact of the storm on our fourth quarter results including our ability to recoup any losses through insurance coverage.

On November 6, 2012, our Board of Directors approved the adoption of 10b5-1 Plan which will be effective from December 6, 2012 through July 3, 2013.  See “Liquidity and Capital Resources” in Part I, Item 2 of this report for further discussion of our share repurchases.

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

As of November 9, 2012, we operated 173 Company-owned upscale, casual, full-service dining restaurants: 158 under The Cheesecake Factory® mark, 14 under the Grand Lux Cafe® mark and one under the RockSugar Pan Asian Kitchen® mark.  We also operated two bakery production facilities.

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

In 2011, we announced our initial expansion plans outside of the United States. We entered into an exclusive licensing agreement with a Kuwait-based company to build and operate The Cheesecake Factory restaurants in the Middle East. The agreement provides for the development of 22 restaurants in the United Arab Emirates, Kuwait, Bahrain, Qatar and the Kingdom of Saudi Arabia, with the opportunity to expand the agreement to include other markets in the Middle East and North Africa, Central and Eastern Europe, Russia and Turkey. This licensing agreement includes an initial development fee, site and design fees and ongoing royalties on our licensee’s restaurant sales. The transaction also includes an agreement to supply bakery products branded under The Cheesecake Factory trademark to such restaurants.  Our licensee opened its first restaurant in August 2012 in Dubai, a second location in Kuwait in November 2012 and expects to open an additional restaurant in Dubai in December 2012.  We do not expect these openings to have a material impact on our financial results in fiscal 2012.  We continue to review opportunities to expand in markets outside of the United States.

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

Our strategy is driven by our commitment to guest satisfaction and is focused primarily on menu innovation and operational execution to continue to differentiate ourselves from other restaurant concepts, as well as drive competitively strong performance that is sustainable.  Financially, we are focused on prudently managing expenses at our restaurants, bakery facilities and corporate support center.  We are also committed to allocating capital in a manner that will maximize profitability and returns.  Investing in new restaurant development that meets our return on investment criteria is our top capital allocation priority with a focus on opening our restaurant concepts in premier locations within both new and existing markets in the United States and new markets internationally.

In evaluating and assessing the performance of our business, we believe the following are key performance indicators that should be taken into consideration:

•                   Comparable Restaurant Sales and Overall Revenue Growth.  Changes in comparable restaurant sales come from variations in guest traffic, as well as in check average.  Our strategy is to grow guest traffic by continuing to offer innovative, high quality menu items that offer guests a wide range of options in terms of flavor, price and value.  In addition, we focus on service and hospitality with the goal of delivering an exceptional guest experience.

Check average is impacted by menu price increases and/or changes in menu mix.  Our philosophy with regard to menu pricing is to use price increases to help offset key operating costs in a manner that balances protecting both our margins and guest traffic levels.  With regard to our menu mix, it has been influenced in fiscal 2012 by a couple of factors.  These include check management by our guests and shifting of menu preferences as we evolve our menu and our guests try new items.  Over time, and as the economy strengthens, we expect menu mix to stabilize, allowing us to capture more of the menu price increases we implement.

Our overall revenue growth is driven by comparable restaurant sales increases, revenue from new restaurant openings, increases in third-party bakery sales and royalties from additional licensed international locations.

•                  Income from Operations Expressed as a Percentage of Revenues (“Operating Margins”).  Operating margins are subject to fluctuations in commodity costs, labor, restaurant-level occupancy expenses, general and administrative expenses (“G&A”), and preopening expenses.  Our objective is to gradually increase our operating margins by capturing fixed cost leverage from comparable restaurant sales increases, maximizing our purchasing power as our business grows, and operating our restaurants as productively as possible.

By efficiently scaling our restaurant and bakery support infrastructure and improving our internal processes, we work toward growing G&A expenses at a slower rate than revenue growth over the long-term, which also should contribute to operating margin expansion.  However, G&A as a percentage of revenues may vary from quarter to quarter.

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

	Thirteen Weeks Ended October 2, 2012	Thirteen Weeks Ended September 27, 2011	Thirty-Nine Weeks Ended October 2, 2012	Thirty-Nine Weeks Ended September 27, 2011

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	24.6	25.4	24.6	25.3
Labor expenses	32.1	32.3	32.3	32.5
Other operating costs and expenses	25.1	24.7	24.4	24.5
General and administrative expenses	4.9	5.5	5.8	5.6
Depreciation and amortization expenses	4.1	4.1	4.1	4.1
Preopening costs	0.5	1.0	0.6	0.6
Total costs and expenses	91.3	93.0	91.8	92.6
Income from operations	8.7	7.0	8.2	7.4
Interest and other (expense)/income, net	(0.4)	(0.3)	(0.3)	(0.2)
Income before income taxes	8.3	6.7	7.9	7.2
Income tax provision	2.3	1.9	2.2	2.1
Net income	6.0%	4.8%	5.7%	5.1%

Thirteen Weeks Ended October 2, 2012 Compared to Thirteen Weeks Ended September 27, 2011

Revenues

Revenues increased 5.4% to $453.8 million for the thirteen weeks ended October 2, 2012 compared to $430.4 million for the thirteen weeks ended September 27, 2011.

Restaurant sales increased 6.0% to $437.9 million compared to $413.3 million in the prior year third quarter.  Comparable sales at The Cheesecake Factory and Grand Lux Cafe restaurants increased by 2.5%, or $9.9 million, from the third quarter of fiscal 2011, driven by an increase in guest traffic of 1.5% and average check growth of 1.0%.  Increases in menu pricing were partially offset by changes in menu mix due to check management by our guests, as well as some shifting of menu preferences as our guests tried newer items.  In the prior year third quarter, there was an approximate 0.4% negative impact from Hurricane Irene.  The Cheesecake Factory and Grand Lux Cafe restaurants become eligible to enter our comparable sales base in their 19th month of operation.  At October 2, 2012, there were nine The Cheesecake Factory restaurants and one Grand Lux Cafe not yet in our comparable sales base.

Comparable sales at The Cheesecake Factory restaurants increased 2.9% from the prior year third quarter driven by an increase in guest traffic, as well as average check growth.  We implemented effective menu price increases of approximately 1.0% and 0.8% during the first and third quarters of fiscal 2012, respectively.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, The Cheesecake Factory menu included a 2.0% increase in pricing for the thirteen weeks ended October 2, 2012.  This increase in menu pricing was partially offset by changes in menu mix due to check management by our guests, including a reduction in the number of guests ordering non-alcoholic beverages, as well as some shifting of menu preferences as our guests tried newer items.

Comparable sales at our Grand Lux Cafe restaurants decreased 2.0% from the prior year third quarter driven by lower guest traffic, partially offset by an increase in average check.  With fewer restaurants in operation than The Cheesecake Factory and a number of locations that are proportionately larger in size, Grand Lux Cafe can experience greater variability in its comparable sales from quarter to quarter.  During the second quarter of fiscal 2012, we implemented an effective menu price increase of approximately 1.0%.  Since this was the only price increase we made during the preceding 12 months, the Grand Lux Cafe menu included a 1.0% increase in pricing for the thirteen weeks ended October 2, 2012.

We generally update and reprint our menus twice a year.  As part of these menu updates, we evaluate the need for price increases based on those operating cost and expense increases of which we are aware or that we can reasonably expect.  While menu price increases can contribute to higher comparable restaurant sales in addition to offsetting margin pressure, we carefully consider all potential price increases in light of the extent to which we believe they will impact guest traffic.

Additionally, other factors outside of our control, such as general economic conditions, inclement weather, timing of holidays, and competitive and other factors, including those referenced in Part I, Item lA, “Risk Factors,” of our Annual Report on Form 10-K for the year ended January 3, 2012, can impact comparable sales.

Total restaurant operating weeks increased 4.5% to 2,249 for the thirteen weeks ended October 2, 2012 due to the opening of ten new restaurants during the trailing 15-month period.  Average sales per restaurant operating week increased approximately 1.4% to $194,700 in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011.

Bakery sales to other foodservice operators, retailers and distributors (“bakery sales”) decreased 7.0% to $15.9 million for the thirteen weeks ended October 2, 2012 compared to $17.1 million for the comparable period of last year primarily due to a decline in sales to our warehouse club accounts, partially offset by higher international sales related to our licensee’s first restaurant opening in the Middle East.  We strive to develop and maintain long-term, growing relationships with our bakery customers, based largely on our 39-year reputation for producing high quality and creative baked desserts.  However, it is difficult to predict the timing of bakery product shipments and contribution margins on a quarterly basis, as the purchasing plans of our large-account customers, who constitute a majority of our bakery sales, may fluctuate.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses.  As a percentage of revenues, cost of sales decreased to 24.6% in the third quarter of fiscal 2012 compared to 25.4% in the comparable period of last year.  This improvement was primarily due to lower costs for dairy, produce and fish, as well as a benefit from a higher mix of restaurant sales as compared to bakery sales.

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

We attempt to negotiate short-term and long-term agreements for our principal commodity, supply and equipment requirements, depending on market conditions and expected demand.  However, we are currently unable to contract for extended periods of time for some of our commodities such as many dairy and certain fish and grocery items (excluding cream cheese used in our bakery operations).  Consequently, these commodities can be subject to unforeseen supply and cost fluctuations.  Cream cheese is the most significant commodity used in our bakery products.  We contracted for a substantial portion of our fiscal 2012 cream cheese requirements and purchase cream cheese on the spot market as necessary to supplement our contracted amounts.

We have taken steps to qualify multiple suppliers and enter into agreements for some of the key commodities used in our restaurant and bakery operations.  However, there can be no assurance that future supplies and costs for these commodities will not fluctuate due to inclement weather, energy cost and availability and other market conditions outside of our control.  For new restaurants, cost of sales are typically higher during the first three to four months of operations until our management team becomes accustomed to optimally predicting, managing and servicing the sales volumes at the new restaurant.

As has been our past practice, we will carefully consider opportunities to introduce new menu items and implement selected menu price increases to help offset any expected cost increases for key commodities and other goods and services utilized by our operations.

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, decreased to 32.1% in the third quarter of fiscal 2012 compared to 32.3% in the third quarter of fiscal 2011.  Lower group medical insurance and bakery labor costs were partially offset by higher payroll taxes.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead, selling and distribution expenses.  As a percentage of revenues, other operating costs and expenses increased to 25.1% for the thirteen weeks ended October 2, 2012 from 24.7% for the thirteen weeks ended September 27, 2011. This increase was primarily due to higher workers’ compensation, repair and maintenance, and marketing expenses, partially offset by lower debit card transaction fees.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, as well as the restaurant field supervision, bakery administrative, and corporate support organizations.  As a percentage of revenues, G&A expenses decreased to 4.9% for the thirteen weeks ended October 2, 2012 versus 5.5% for the comparable period of fiscal 2011 due primarily to the recoupment of legal expenses via an insurance settlement and lower stock-based compensation expense, partially offset by a higher fiscal 2012 accrual for corporate performance bonuses.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 4.1% for both the thirteen weeks ended October 2, 2012 and the comparable period of last year.

Preopening Costs

Preopening costs were $2.4 million for the thirteen weeks ended October 2, 2012 compared to $4.3 million in the comparable period of the prior year.  We incurred preopening costs to open one The Cheesecake Factory restaurant and one Grand Lux Cafe in the third quarter of fiscal 2012 compared to four The Cheesecake Factory restaurants in the third quarter of fiscal 2011.

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

Interest and Other (Expense)/Income, Net

Interest and other expense, net increased to $1.7 million for the third quarter of fiscal 2012 compared to $1.2 million for the comparable period last year.  This increase was primarily due to changes in the value of our investments in variable life insurance contracts used to support our Executive Savings Plan (“ESP”), a non-qualified deferred compensation plan, and to higher asset retirements.  Interest expense included $0.9 million in both the third quarter of fiscal 2012 and the third quarter of fiscal 2011 associated with landlord construction allowances deemed to be financing in accordance with accounting guidance.

Income Tax Provision

Our effective income tax rate was 27.8% for the third quarter of fiscal 2012 compared to 29.2% for the comparable prior year period.  This decrease was attributable to changes in the value of our investments in variable life insurance contracts used to support our ESP.  This was partially offset by a lower proportion of employment credits in relation to pretax income primarily due to the expiration of the Hiring Incentives to Restore Employment (“HIRE”) Act retention credit at the end of fiscal 2011, as well as to increased state taxes in relation to pretax income.

Thirty-Nine Weeks Ended October 2, 2012 Compared to Thirty-Nine Weeks Ended September 27, 2011

Revenues

Revenues increased 5.0% to $1,344.3 million for the thirty-nine weeks ended October 2, 2012 compared to $1,279.9 million for the thirty-nine weeks ended September 27, 2011.

Restaurant sales increased 5.6% to $1,305.8 million compared to $1,236.8 million for the same period of the prior year.  Comparable sales at The Cheesecake Factory and Grand Lux Cafe restaurants increased by 2.2%, or $26.4 million, from the first three quarters of fiscal 2011, driven primarily by an increase in guest traffic of 1.3% and average check growth of 0.9%.  Increases in menu pricing were partially offset by changes in menu mix due to check management by our guests, as well as some shifting of menu preferences as our guests tried newer items.

Comparable sales at The Cheesecake Factory restaurants increased 2.5% from the first three quarters of fiscal 2011 driven primarily by improved guest traffic, as well as average check growth.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, The Cheesecake Factory menu included a 2.0% increase in pricing for the thirty-nine weeks ended October 2, 2012.  This increase in menu pricing was partially offset by changes in menu mix due to check management by our guests, as well as some shifting of menu preferences as our guests tried newer items.

Comparable sales at our Grand Lux Cafe restaurants decreased 1.5% from the first three quarters of fiscal 2011 driven by lower guest traffic, partially offset by an increase in average check.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, the Grand Lux Cafe menu included a 1.2% increase in pricing for the thirty-nine weeks ended October 2, 2012.  This increase in menu pricing was partially offset by changes in menu mix due to check management by our guests, as well as some shifting of menu preferences as our guests tried newer items.

Total restaurant operating weeks increased 4.3% to 6,686 for the thirty-nine weeks ended October 2, 2012.  Average sales per restaurant operating week increased approximately 1.2% to $195,300 compared to the same period of fiscal 2011.  A busy holiday week that usually falls in the first fiscal quarter was captured as the 53rd week of fiscal 2011, thereby shifting a high-volume sales week out of the first quarter of fiscal 2012 and replacing it with an average sales week.  This negatively impacted our average weekly sales increase in the first three quarters of fiscal 2012 by approximately 0.6%.

Bakery sales decreased 10.9% to $38.5 million for the thirty-nine weeks ended October 2, 2012 compared to $43.2 million for the comparable period of last year due primarily to a decline in sales to our warehouse club accounts, partially offset by higher international sales related to our licensee’s first restaurant opening in the Middle East.

Cost of Sales

As a percentage of revenues, cost of sales decreased to 24.6% in the thirty-nine weeks ended October 2, 2012 compared to 25.3% in the comparable period of last year.  This improvement was primarily due to lower costs for dairy, produce and fish, as well as a benefit from the higher mix of restaurant sales as compared to bakery sales.

Labor Expenses

As a percentage of revenues, labor expenses for the thirty-nine weeks ended October 2, 2012 decreased to 32.3% compared to 32.5% in the comparable period of last year.  Lower group medical insurance costs were partially offset by higher payroll taxes and other labor-related costs.

Other Operating Costs and Expenses

As a percentage of revenues, other operating costs and expenses decreased to 24.4% for the thirty-nine weeks ended October 2, 2012 from 24.5% for the thirty-nine weeks ended September 27, 2011.  This decrease was primarily due to lower comparative debit card transaction fees.

General and Administrative Expenses

As a percentage of revenues, G&A expenses increased to 5.8% for the thirty-nine weeks ended October 2, 2012 versus 5.6% for the comparable period of fiscal 2011 due primarily to a higher fiscal 2012 accrual for corporate performance bonuses, partially offset by the recoupment of legal expenses via an insurance settlement.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 4.1% for both the thirty-nine weeks ended October 2, 2012 and the comparable period of last year.

Preopening Costs

Preopening costs were $7.5 million for the thirty-nine weeks ended October 2, 2012 compared to $7.1 million in the comparable period of the prior year.  We incurred preopening costs to open three The Cheesecake Factory restaurants and one Grand Lux Cafe in the first three quarters of fiscal 2012 compared to five The Cheesecake Factory restaurants in the first three quarters of fiscal 2011.  Although we opened fewer restaurants on a year-to-date basis in fiscal year 2012 compared with the prior year, factors such as the timing of those openings and other expenses that are not tied to specific openings resulted in higher fiscal 2012 costs.

Interest and Other (Expense)/Income, Net

Interest and other expense, net was $3.7 million for both the thirty-nine weeks ended October 2, 2012 and September 27, 2011.  Interest expense included $2.7 million for the first three quarters of 2012 compared to $2.8 million for the first three quarters of fiscal 2011 associated with landlord construction allowances deemed to be financing in accordance with accounting guidance.

Income Tax Provision

Our effective income tax rate was 28.6% for the first three quarters of fiscal 2012 compared to 28.2% for the comparable prior year period.  This increase was attributable to a lower proportion of employment credits in relation to pretax income primarily due to the expiration of the Hiring Incentives to Restore Employment (“HIRE”) Act retention credit at the end of fiscal 2011, as well as to increased state taxes in relation to pretax income.  This was partially offset by changes in the value of our investments in variable life insurance contracts used to support our ESP.

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen Weeks Ended October 2, 2012	Thirteen Weeks Ended September 27, 2011	Thirty-Nine Weeks Ended October 2, 2012	Thirty-Nine Weeks Ended September 27, 2011

Net income	$27,163	$20,574	$76,284	$65,778
After-tax impact from:
Proceeds from variable life insurance contract (1)	—	—	(419)	—
Adjusted net income	$27,163	$20,574	$75,865	$65,778

Diluted net income per share	$0.49	$0.36	$1.38	$1.11
After-tax impact from:
Proceeds from variable life insurance contract (1)	—	—	(0.01)	—
Adjusted net income per share	$0.49	$0.36	$1.37	$1.11

(1)         Represents the realization of proceeds from one of our variable life insurance contracts used to support our ESP.  This item is non-taxable and was recorded in interest and other (expense)/income.

Fiscal 2012 Outlook

For the fourth quarter of fiscal 2012, we estimate diluted earnings per share will be between $0.50 and $0.53 based on an assumed comparable restaurant sales increase in a range between 1.0% and 2.0%.  We estimate diluted earnings per share for fiscal 2012 will be between $1.87 and $1.90 based on an estimated comparable restaurant sales increase of approximately 2%.  We currently expect food cost inflation of between flat and 1.0% and a corporate tax rate of between 28.5% and 29.5% for the full year.

During fiscal year 2012, we plan to open eight new restaurants.  On a year-to-date basis as of November 9, 2012, we opened three The Cheesecake Factory locations and one Grand Lux Cafe.  In addition to these Company-owned locations, our licensee opened its first restaurant in Dubai, a second location in Kuwait and expects to open an additional restaurant in Dubai during this fiscal year.

Our lease for The Cheesecake Factory restaurant located in Brentwood, California expired on October 4, 2012, in accordance with its terms, and we elected not to renew it.  Costs related to this expiration were minimal, and we do not expect it to impact our comparable sales and earnings per share assumptions for fiscal 2012 or future years.

We expect fiscal 2012 cash capital expenditures to range between $85 million and $95 million.  We also plan to repurchase between $90 million to $100 million of our common stock, depending on Company performance and market conditions, $75.0 million of which we repurchased during the first three quarters of fiscal 2012.  In addition, we expect to pay total cash dividends in fiscal 2012 of approximately $12.8 million.

Fiscal 2013 Outlook

We estimate diluted earnings per share for fiscal 2013 will be between $2.10 and $2.18 based on an assumed comparable restaurant sales increase in a range between 1.5% and 2.5%.  We currently expect food cost inflation of between 3% and 5% and a corporate tax rate of between 29% and 30%.

In fiscal 2013, we plan to open as many as eight to ten new restaurants.  This includes the relocation of two or three restaurants as we take the opportunity to optimize the location of our restaurants in certain trade areas.  In addition to these Company-owned locations, we expect as many as four licensed The Cheesecake Factory restaurants to open internationally in fiscal 2013.

We expect cash capital expenditures in fiscal 2013 to range between $115 million and $125 million.  We anticipate the majority of our free cash flow after capital expenditures to be utilized for dividends and share repurchases.

Liquidity and Capital Resources

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Thirty-Nine Weeks Ended October 2, 2012	Thirty-Nine Weeks Ended September 27, 2011
Cash provided by operating activities	$125.1	$121.9
Capital expenditures	$(64.6)	$(50.2)
Proceeds from exercise of stock options	$27.3	$9.3
Purchase of treasury stock	$(75.0)	$(145.1)

During the thirty-nine weeks ended October 2, 2012, our cash and cash equivalents increased by $8.2 million to $56.4 million.  This increase was primarily attributable to cash provided by operating activities and proceeds from exercises of stock options, partially offset by treasury stock purchases and capital expenditures.

For fiscal 2012, we currently estimate our cash outlays for capital expenditures to range between $85 million and $95 million, net of agreed-upon up-front cash landlord construction contributions and excluding $11 million of expected noncapitalizable preopening costs for new restaurants.  The amount reflected as additions to property and equipment in the consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each lease.  Our estimate for capital expenditures for fiscal 2012 contemplates a net outlay of $46 million to $51 million for eight restaurants expected to be opened during fiscal 2012 and estimated construction-in-progress disbursements for anticipated early fiscal 2013 openings.  Expected fiscal 2012 capital expenditures also include $21 million to $23 million for maintenance and capacity additions to our existing restaurants and $18 million to $21 million for bakery and corporate capacity and infrastructure investments.

At October 2, 2012, we had no borrowings outstanding under our $200 million revolving credit facility (“Facility”).  Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of October 2, 2012, we had net availability for borrowings of $178 million, based on a zero outstanding debt balance and $22 million in standby letters of credit.  In addition, our Facility limits our cash distributions with respect to our equity interests, such as cash dividends and share repurchases.  (See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

On October 17, 2011, our Board of Directors increased the authorization to repurchase our common stock by 10.0 million shares to 41.0 million shares.  Under this and previous authorizations, we have cumulatively repurchased a total of 33.6 million shares at a total cost of $805.4 million through October 2, 2012, including 0.5 million shares of our common stock at a cost of $17.4 million during the third quarter of fiscal 2012.  Our current share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  Repurchased common stock is reflected as a reduction of stockholder’s equity.

On November 1, 2011, our Board of Directors approved the adoption of a trading plan under Rule 10b5-1 (“10b5-1 Plan”) of the Securities Exchange Act of 1934 (the “Act”), which was effective from December 5, 2011 through July 3, 2012.  This 10b5-1 Plan terminated on July 3, 2012, in accordance with its terms.  On May 30, 2012, our Board of Directors approved the adoption of a new 10b5-1 Plan effective from July 5, 2012 through December 31, 2012.  On November 6, 2012, our Board of Directors approved the adoption of an additional 10b5-1 Plan which will be effective from December 6, 2012 through July 3, 2013.

On March 1, 2012, our Board of Directors approved the terms of a share repurchase plan (“10b-18 Plan”) under which we were authorized to repurchase shares of our common stock in open market transactions in accordance with Rule 10b-18 of the Act, effective from March 6, 2012 through March 9, 2012. This 10b-18 Plan terminated on March 9, 2012, in accordance with its terms.

The timing and number of shares repurchased pursuant to the share repurchase authorization are subject to a number of factors, including legal constraints and financial covenants under our Facility that limit share repurchases based on a defined leverage ratio.  (See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us.  Purchases in the open market are made in compliance with Rule 10b-18 of the Act.  We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, including dividend payments, a review of our capital structure and cost of capital, our share price and current market conditions.  Our objectives with regard to share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.

On July 23, 2012, our Board of Directors (the “Board”) approved the initiation of a cash dividend to our stockholders.  A cash dividend of $0.12 per common share totaling $6.4 million was declared and paid during the third quarter of fiscal 2012.  On October 22, 2012, our Board of Directors approved a quarterly cash dividend of $0.12 per share to be paid on November 20, 2012 to the stockholders of record on November 7, 2012.  Based on shares outstanding as of the date of this report, the third quarter dividend payment will be approximately $6.4 million.  On an annualized basis, this dividend payment equals approximately 25% of our estimated full year 2012 net income.  Future dividends will be subject to Board approval.

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

As of October 2, 2012, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties.  Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We are exposed to market risk from interest rate changes on our funded debt.  This exposure relates to the component of the interest rate on our $200 million Facility that is indexed to three-month LIBOR.  As of October 2, 2012, we had no debt outstanding under the Facility.  Therefore, we had no exposure to interest rate fluctuations on funded debt at that date.  (See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our ESP to the extent these investments are not equivalent to the related liability.  In addition, because changes in these investments are not taxable, the full impact of gains or losses affects net income.  Based on balances at October 2, 2012 and January 3, 2012, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes.  However, net income would have declined by $1.1 million and $0.9 million, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 2, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended October 2, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information regarding our purchases of our common stock during the thirteen weeks ended October 2, 2012 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 4 — August 7, 2012	278,442	$31.93	278,442	7,622,031
August 8 — September 4, 2012	143,945	33.27	143,945	7,478,086
September 5 — October 2, 2012	108,063	34.63	108,063	7,370,023
Total	530,450		530,450

 On October 17, 2011, our Board of Directors increased the authorization to repurchase our common stock by 10.0 million shares to a total of 41.0 million shares.  Under this and previous authorizations, we have cumulatively repurchased a total of 33.6 million shares at a total cost of $805.4 million through October 2, 2012, including 0.5 million shares at a total cost of $17.4 million during the third quarter of fiscal 2012.  Our current stock purchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.

See “Liquidity and Capital Resources” in Part I, Item 2 of this report for further discussion of our share repurchases.

Our Facility limits our cash distributions with respect to our equity interests, such as cash dividends and share repurchases.  See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.

Item 6.  Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1	Form of Reorganization Agreement	Amend. No. 1 to Form S-1	33-479336	2.1	8/17/92
3.1	Restated Certificate of Incorporation including Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock	10-K	000-20574	3.1	2/23/11
3.2	Amended and Restated Bylaws as of May 20, 2009	8-K	000-20574	3.8	5/27/09
3.3	Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	8-A	000-20574	1	8/18/98
3.4	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	Amend. No. 1 to Form 8-A	000-20574	2	11/13/03
3.5	Amendment No. 2 to Rights Agreement dated as of August 1, 2008 between The Cheesecake Factory Incorporated and Computershare Trust Company	Amend. No 2 to Form 8-A	000-20574	3	8/1/08

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer	—	—	—	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	—	—	—	Filed herewith
Exhibit 101	XBRL (Extensible Business Reporting Language) The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2012, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statement of stockholders’ equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2012	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ W. DOUGLAS BENN
W. Douglas Benn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)