Form 10-K
period 2013-01-01
CHEESECAKE FACTORY INC
filed 2013-02-28
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, July 3, 2012, was $1,606,358,417 (based on the last reported sales on The NASDAQ Stock Market on that date).

As of February 13, 2013, 52,663,795 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the registrant’s proxy statement for the annual meeting of stockholders to be held on May 30, 2013.

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

ITEM 1.                                                BUSINESS

General

Our business operations originated in 1972 when Oscar and Evelyn Overton founded a small bakery in the Los Angeles area.  Their son, David Overton, our Chairman of the Board and Chief Executive Officer, led the creation and opening in 1978 of the first The Cheesecake Factory restaurant in Beverly Hills, California.  In 1992, the company was incorporated in Delaware as The Cheesecake Factory Incorporated (referred to herein as the “Company” or as “we,” “us” and “our”) to consolidate the restaurant and bakery businesses of its predecessors operating under The Cheesecake Factory® mark.  Our executive offices are located at 26901 Malibu Hills Road, Calabasas Hills, California 91301, and our telephone number is (818) 871-3000.

As of February 28, 2013, we operated 177 company-owned upscale, casual dining, full-service restaurants: 162 under The Cheesecake Factory® mark, 14 under the Grand Lux Cafe® mark and one under the RockSugar Pan Asian Kitchen® mark.  In fiscal 2011, we announced our initial expansion plans outside of the United States, entering into an exclusive licensing agreement to build and operate The Cheesecake Factory restaurants in the Middle East.  Our licensee opened its first three locations during fiscal 2012.  In February 2013, we entered into an exclusive licensing agreement to build and operate The Cheesecake Factory restaurants in Latin America.

We also operate two bakery production facilities whose primary role is to provide cheesecakes and other baked goods to our company-owned and licensed restaurants.  In addition, we leverage our brand identity with consumers and profitably utilize our bakery production capacity through sales to external customers.  Restaurant sales represented 96% of our revenues in fiscal 2012, 2011 and 2010.

We maintain a website at www.thecheesecakefactory.com.  On our website, we make available at no charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports, and our proxy statements, as soon as reasonably practicable after these materials are filed with or furnished to the SEC.  Our filings are also available on the SEC’s website at www.sec.gov.  The contents of our website are not incorporated by reference into this Form 10-K.

Throughout this report, we use the term “restaurants” to include The Cheesecake Factory, Grand Lux Cafe and RockSugar Pan Asian Kitchen, unless otherwise noted.  For segment information, see Note 15 of Notes to Consolidated Financial Statements in Part IV, Item 15.

The Cheesecake Factory Restaurant Concept

The Cheesecake Factory restaurants provide a distinctive, high quality dining experience at moderate prices by offering an extensive, innovative and evolving menu in an upscale casual, high energy setting with attentive, efficient and friendly service.  As a result, The Cheesecake Factory restaurants appeal to a diverse guest base across a broad demographic range.  Our extensive menu enables us to compete for substantially all dining preferences and occasions, from the key lunch and dinner day parts to the mid-afternoon and late-night day parts, which are traditionally weaker times for most casual dining restaurants.  The Cheesecake Factory restaurants are open seven days a week for lunch and dinner, as well as Sunday brunch.  Most of our restaurants offer a full-service bar where our entire menu is served.  Our alcoholic beverage sales represented approximately 13% of The Cheesecake Factory restaurant sales for fiscal 2012, 2011 and 2010.

The Cheesecake Factory menu features over 200 items in addition to items presented on supplemental menus, such as our SkinnyliciousTM menu, which offers over 50 innovative items at 590 calories or less.  Menu offerings include appetizers, pizza, seafood, steaks, chicken, burgers, specialty items, pastas, salads, sandwiches, omelettes and desserts, including approximately 50 varieties of cheesecake and other quality baked desserts.  Examples of menu offerings include Chicken Madeira, Cajun Jambalaya Pasta, Thai Lettuce Wraps, Avocado Eggrolls and Bang-Bang Chicken and Shrimp.  In contrast to many chain restaurant operations, substantially all of our menu items, except those desserts manufactured at our bakery production facilities, are prepared from scratch daily at our restaurants with high quality, fresh ingredients using innovative and proprietary recipes.  We consider the extensive selection of items on our menu to be an important factor in the differentiation of our restaurants from our competitors.

One of our competitive strengths is our ability to anticipate consumer dining and taste preferences and adapt our menu to the latest trends in food consumption. We regularly update our ingredients and cooking methods, as well as create new menu items, to improve the quality and consistency of our food and keep our menu relevant to consumers.  We review our entire menu twice a year for guest appeal and pricing.  All new menu items are tested and selected based on uniqueness, anticipated sales popularity, preparation technique and profitability.

Our ability to create, promote and attractively display our unique line of desserts is also important to the competitive positioning and financial success of our restaurants.  Our brand identity and reputation for offering high quality desserts results in a significant level of dessert sales, approximately 15% for fiscal 2012, 2011 and 2010 of The Cheesecake Factory restaurant sales.

We place significant emphasis on the unique, contemporary interior design and decor of our restaurants, which creates a high-energy ambiance in a casual setting.  Our concept requires a higher investment per square foot of restaurant space than is typical for the casual dining industry.  However, each of our restaurants has historically generated annual sales per square foot that are also typically higher than our competitors.  Our stylish restaurant design and decor contribute to the distinctive dining experience enjoyed by our guests.  Each restaurant features large, open dining areas and a contemporary kitchen design. The table and seating layouts of our restaurants are flexible, permitting tables and seats to be easily rearranged to accommodate large groups or parties, thus permitting more effective utilization of seating capacity.  Outdoor patio seating, available at approximately 90% of our restaurants, allows for additional guest capacity, as weather permits, at a comparatively low occupancy cost per seat.

Grand Lux Cafe Concept

Grand Lux Cafe is an upscale casual dining concept that offers globally-inspired, artisan cuisine with an ambiance of modern sophistication.  Using fresh ingredients prepared with world class cooking techniques, the menu at Grand Lux Cafe offers classic American dishes and international favorites, including appetizers, pasta, seafood, steaks, chicken, burgers, salads, specialty items and desserts.  Examples of menu offerings include our Crispy Caramel Chicken, Cedar Planked BBQ Salmon and Shrimp Scampi.  A full-service bar, as well as an onsite bakery which produces a signature selection of made-to-order desserts, are also elements of this concept.  Our Grand Lux Cafe restaurants are open seven days a week for lunch and dinner.  Our location in the Venetian Resort-Hotel-Casino in Las Vegas, Nevada is open 24 hours a day and its sister location in the Palazzo Resort-Hotel-Casino is open 20 hours a day.  Both locations also offer a breakfast menu.  All Grand Lux Cafe locations offer a weekend brunch.  Each of our restaurants offers a full-service bar where our entire menu is served.  Our alcoholic beverage sales represented approximately 17% of Grand Lux Cafe sales for fiscal 2012, 2011 and 2010.  We review our entire menu twice a year for guest appeal and pricing.  All new menu items are tested and selected based on uniqueness, anticipated sales popularity, preparation technique and profitability.

During the past few years, we gained valuable insight into the Grand Lux Cafe concept, including the types of markets in which it performs well, how guests perceive the concept based on its design and décor, and the appropriate size of future units. We refined Grand Lux Cafe’s architectural design and layout to incorporate this knowledge and to position the concept as we believe appropriate for potential future growth.  In fiscal 2012, we opened a newly designed Grand Lux Cafe in Cherry Hill, New Jersey and are currently in discussions with landlords for potential sites.  Based on these discussions, we would expect at least one new Grand Lux Cafe to open in fiscal 2014.

Also in fiscal 2012, we made the business decision to discontinue operations in three of our Grand Lux Cafe restaurants, each of which was previously fully impaired, because they were not delivering the necessary sales volumes to drive our required returns.  (See Item 1A — Risk Factors — “If we are unable to successfully expand and operate our Grand Lux Cafe and RockSugar Pan Asian Kitchen brands in accordance with our strategic plan, our long-term revenue and earnings per share targets may be negatively impacted.”)

RockSugar Pan Asian Kitchen Concept

RockSugar Pan Asian Kitchen is a unique concept featuring a Southeast Asian menu in an upscale casual dining setting.  The unique décor of the restaurant features design elements true to the restaurant’s Southeast Asian branding.  RockSugar Pan Asian Kitchen showcases the cuisines of Thailand, Vietnam, Malaysia, Singapore, Indonesia and India with approximately 80 dishes served Asian family-style to create an atmosphere that encourages sharing and conversation.  Examples of menu offerings include Shaking Beef, Thai Basil Cashew Chicken, Roasted Thai Chilean Sea Bass and Crispy Samosas.  RockSugar Pan Asian Kitchen also features a full-service bar with an extensive wine list and exotic cocktails, as well as an onsite bakery where we create freshly-made desserts that infuse traditional French flair into nearly a dozen Asian-influenced items.  We currently operate one RockSugar Pan Asian Kitchen restaurant in Los Angeles, California and continue to evaluate the concept’s potential for future growth.  (See Item 1A — Risk Factors — “If we are unable to successfully expand and operate our Grand Lux Cafe and RockSugar Pan Asian Kitchen brands in accordance with our strategic plan, our long-term revenue and earnings per share targets may be negatively impacted.”)

Competitive Positioning

The restaurant industry is highly competitive with respect to menu and food quality, service, location, décor and value.  We compete directly and indirectly with national and regional restaurant casual dining chains, as well as locally-owned restaurants, for guest traffic.  We also compete with other restaurants and retail establishments for quality site locations and qualified personnel to operate our restaurants.  In addition, we face competition from quick-service restaurants and grocery stores that have increased the quality and variety of their product offerings in response to consumer demand.  Many of our competitors have significantly greater financial and operational resources and larger economies of scale than we do.  (See Item 1A — Risk Factors — “Competition in the restaurant industry in general, and specifically within the upscale casual segment of the restaurant industry, may adversely affect guest traffic at our restaurants.”)

The restaurant industry is comprised of multiple segments, including fine dining, casual dining and quick-service.  Casual dining can be sub-divided further into upscale casual, core casual and fast casual dining.  Our restaurants operate in the upscale casual dining segment, which is differentiated by freshly prepared and innovative food, flavorful recipes with creative presentations, unique restaurant layouts, eye-catching design elements and more personalized service.  Upscale casual dining is positioned above core casual dining, with standards that are closer to fine dining.  We believe that we are a leader in upscale casual dining, given our high average sales per square foot and per restaurant.

The key elements that drive our total guest experience and position us favorably from a competitive standpoint include the following:

Award-Winning, Extensive and Innovative Menu, Bar and Bakery Programs.  Our restaurants offer one of the broadest menus in casual dining and feature a wide array of flavors with portions designed for sharing.  Substantially all of our menu items, except the desserts manufactured at our bakery production facilities, are prepared fresh daily at each restaurant using high quality ingredients based on innovative and proprietary recipes.  We generally update our menus twice each year to respond to evolving consumer dining preferences and needs, as well as food trends and changes in consumers eating habits.  These menu updates keep our concepts relevant to consumers.  Our bakery production facilities produce over 70 varieties of cheesecake and other baked desserts for our restaurants and third-party bakery customers using high quality dairy and other ingredients. We periodically introduce new and innovative cheesecakes and other baked desserts as part of our menu enhancements and for our external customers.

Commitment to Excellent Service and Hospitality through the Selection, Training and Retention of High Quality Staff Members.  Our mission is to create an environment where absolute guest satisfaction is our highest priority.  We strive to consistently exceed the expectations of our guests in all aspects of their experience in our restaurants.  One of the most important aspects of delivering dependable, quality service is experienced staff members who can execute our concepts according to our high standards.  Our recruitment, selection, training and retention programs are among the most comprehensive in the restaurant industry, enabling us to attract and retain qualified staff members who are motivated to consistently provide excellence in guest hospitality.  By providing extensive training, our goal is to encourage our staff members to develop a sense of personal commitment to our core values and culture of excellence in restauranteuring and guest hospitality.  (See “Restaurant Operations and Management” below.)

High Quality, High Profile Restaurant Locations and Flexible Site Layouts.  We target restaurant sites in high quality, high profile locations with a balanced mix of residences and businesses, including shopping and entertainment outlets.  We have the flexibility to design our restaurants to accommodate a wide array of urban and suburban site layouts, including multi-level locations.  We utilize a variety of restaurant design sizes ranging from 7,000 to 17,000 interior square feet.  In the future, we expect the majority of our new restaurants to vary from 8,000 to 10,000 interior square feet, selected appropriately for each market and specific site, and to deliver at or above our required return on investment.

Distinctive Restaurant Design and Decor and Outdoor Seating.  Our restaurants’ distinctive contemporary design and decor create a high energy, non-chain image and upscale ambiance in a casual setting.  Our restaurant design has evolved over time to remain current while retaining a similar look and feel to our existing restaurants.  We apply high standards to the maintenance of our restaurants to keep them in “like new” condition.

Value Proposition.  We believe our The Cheesecake Factory and Grand Lux Cafe restaurants are recognized by consumers for offering value with freshly prepared menu items across a broad array of price points and generous food portions at moderate prices.  Over the past several years, we introduced new menu items and categories at our restaurants, such as SkinnyliciousTM, further enhancing the variety and price point offerings to our guests. The average check for each The Cheesecake Factory restaurant guest, including beverages and desserts, was approximately $19.30, $19.10 and $18.90 for fiscal 2012, 2011 and 2010, respectively.  The average check per restaurant guest at Grand Lux Cafe was approximately $19.60, $19.30 and $19.10 for fiscal 2012, 2011 and 2010, respectively.

The primary role of our bakery operations is to produce innovative, high quality cheesecakes and other baked desserts for sale at our restaurants and those of our international licensees, which is important to our competitive positioning.  Vertical integration of this vital part of our brand gives us control over the creativity and quality of our desserts and is also more profitable than buying from a third party.  The desserts we sell through our retail and foodservice channels are strongly positioned based on brand recognition, creativity and quality.  However, due to the premium nature of our products, we do not compete solely on price.

Domestic Expansion

We believe the viability of The Cheesecake Factory concept has been successfully demonstrated in a variety of layouts (single or multi-level, from 7,000 to 17,000 interior square feet), site locations (i.e., urban or suburban shopping malls, lifestyle centers, retail strip centers, office complexes and entertainment centers — either freestanding or in-line) and trade areas across the United States.  Accordingly, we intend to continue developing The Cheesecake Factory restaurants in high quality, high profile locations that meet our rigorous site standards.  We currently expect that we could grow the concept to 300 restaurants over time.  We have the flexibility in our restaurant designs to penetrate a wide variety of markets across varying population densities in both existing and new markets.  (See “New Restaurant Site Selection and Development” below.)

In addition to expanding The Cheesecake Factory concept, we plan to selectively pursue other opportunities to leverage the competitive strengths of our restaurant operations, including the expansion of the Grand Lux Cafe concept based on the newly designed format discussed in the “Grand Lux Cafe Concept” section above, as well as the potential to expand RockSugar Pan Asian Kitchen and develop or acquire new restaurant concepts.

We opened eight, seven and three new restaurants in fiscal 2012, 2011 and 2010, respectively, including one Grand Lux Cafe in 2012.  The average interior square footage for these restaurants was 9,000, 8,400 and 9,300, respectively.  During fiscal 2012, we discontinued operations upon lease expiration in one The Cheesecake Factory restaurant.  As some of our earlier leases begin to expire, we may use that as an opportunity to improve the unit economics of our restaurants in certain trade areas.  (See Item 1A — Risk Factors — “If we are unable to renew our restaurant leases on similar terms and conditions, or at all, or to optimize the locations of our restaurants in certain trade areas, our business and financial performance could be harmed.”)  In addition, in fiscal 2012, we made the business decision to discontinue operations in three of our Grand Lux Cafe restaurants as of the end of March 2013 because they were not delivering the necessary sales volumes to drive our required returns.

From the beginning of the recession in 2008 through 2012, the number of sites we would consider appropriate for our restaurants was below historical levels due to a variety of factors, principally the lack of new development by landlords.  We are now seeing a greater number of potential sites that meet our criteria, primarily in existing mall renovations or expansions. We expect to open as many as eight to ten The Cheesecake Factory restaurants in fiscal 2013.  This includes the relocation of two or three existing restaurants, as we take the opportunity to optimize where our restaurants are located in certain trade areas.  It is difficult for us to precisely predict the timing of our new restaurant openings due to many factors that are outside of our control (see “New Restaurant Site Selection and Development” below).  We continually look for additional sites that meet our standards and are negotiating leases for potential future locations.  (See Item 1A — Risk Factors — “Our ability to secure an adequate number of high quality sites for new restaurants openings in the future could affect our ability to achieve our revenue and earnings per share growth targets which could negatively affect our stock price.”)

International Expansion

In 2011, we announced our initial expansion plans outside of the United States.  We entered into an exclusive licensing agreement with a Kuwait-based company to build and operate The Cheesecake Factory restaurants in the Middle East.  The agreement provides for the development of up to 22 restaurants in the United Arab Emirates, Kuwait, Bahrain, Qatar and the Kingdom of Saudi Arabia, with the opportunity to expand the agreement to include other markets in the Middle East, North Africa, Central and Eastern Europe, Russia and Turkey.  This licensing agreement includes an initial development fee, site and design fees and ongoing royalties on our licensee’s restaurant sales, as well as an agreement to supply bakery products branded under The Cheesecake Factory trademark to such restaurants.  Our licensee opened its first three locations in fiscal 2012 and expects to open as many as three restaurants in fiscal 2013.

In February 2013, we entered into an exclusive licensing agreement with a restaurant operator in Latin America to build and operate The Cheesecake Factory restaurants.  The agreement provides for the development of a minimum of 12 restaurants over an eight-year period throughout Mexico and Chile with the potential to expand the agreement to four other countries—Argentina, Brazil, Colombia and Peru.  This licensing agreement includes an initial development fee, site and design fees and ongoing royalties on our licensee’s restaurant sales, as well as an agreement to supply bakery products branded under The Cheesecake Factory trademark to such restaurants.  The first restaurant is expected to open in Mexico City by early fiscal 2014.

As we evaluate other international markets, we will consider opportunities to operate certain international locations ourselves and/or enter into licensing, joint venture or partnership arrangements with other established companies over time covering other international areas.  We are extremely selective in our assessment of potential partners and licensees, focusing on well-capitalized companies that have established business infrastructures, expertise in multiple countries and experience in operating upscale casual dining restaurants.  We look to associate with companies who will protect our brands and operate our concept in a high quality, consistent way.

For a discussion of certain risks related to our international expansion efforts, please see Item 1A — Risk Factors — “We face a variety of risks related to our international expansion and global brand development efforts that could negatively affect our brand, require additional infrastructure to support, and expose us to additional liabilities under foreign laws.”

New Restaurant Site Selection and Development

We believe the locations of our restaurants are critical to our long-term success, and we devote significant time and resources to analyzing each prospective site.  We consider many factors when assessing the suitability of a site, including demographics such as average household income, and historical and anticipated population growth.  Since our restaurant concepts can be successfully executed within a variety of site locations and layouts, we are highly selective and flexible in choosing suitable locations.  We focus on high quality, high profile sites and fit the appropriate restaurant size to each location.  While our restaurants within each concept share common interior decor elements, the designs are customized for the specifics of each site, including the building type, square footage and layout of available space.

The relatively high sales productivity of our restaurants provides opportunities to obtain suitable and competitive leasing terms from landlords.  Due to the flexible and customized nature of our restaurant operations and the complex design, construction and preopening processes for each new location, our lease negotiation and restaurant development time frames vary.  The development and opening process usually ranges from six to eighteen months, depending largely on the availability of the leased space we intend to occupy, and can be subject to delays either due to factors outside of our control or to our selective timing of restaurant openings.  (See Item 1A — Risk Factors — “Our ability to secure an adequate number of high quality sites for new restaurants openings in the future could affect our ability to achieve our revenue and earnings per share growth targets.”)

Unit Economics

We believe that our ability to select suitable locations and operate successful, high quality restaurants results in the continuing popularity of our restaurant concepts with consumers.  This popularity is reflected in our average sales per restaurant and per square foot, which are among the highest of any publicly-held restaurant company.

Average sales per restaurant open for the full year were approximately $10.1 million, $10.2 million ($9.9 million on a 52 week basis) and $9.8 million for fiscal 2012, 2011 and 2010, respectively.  Since each of our restaurants has a customized layout and differs in size, an effective method to measure the unit economics of our concepts is by square foot.  Average sales per productive square foot (defined as interior plus seasonally-adjusted patio square footage) for restaurants open for the full year were approximately $887, $885 ($864 on a 52 week basis) and $850 for fiscal 2012, 2011 and 2010, respectively.

We lease all of our restaurants and expend cash for leasehold improvements and furnishings, fixtures and equipment (“FF&E”) to build out our restaurant premises, which is targeted at an average of $700 to $800 per interior square foot for The Cheesecake Factory restaurants, excluding preopening costs.  The construction costs to build out our restaurant premises vary geographically.  Additionally, our investment cost per square foot also varies from restaurant to restaurant, depending on the complexity of our build-out, site conditions and labor conditions in the local market and the amount, if any, of construction contributions obtained from our landlords for structural additions and other leasehold improvements.

In selecting sites for our restaurants, an important objective is to earn an appropriate return on investment.  We measure returns using a fully-capitalized cash return on investment calculation by dividing restaurant-level cash flow (earnings before interest, taxes, depreciation and amortization, and rent expense) by our cash investment plus capitalized rent.  We target an average return of between 18% and 20% for restaurants in our comparable sales base.

Our new restaurants typically open with initial sales volumes well in excess of their sustainable run-rate levels.  This initial “honeymoon” effect usually results from grand opening publicity and other consumer awareness activities that generate higher than usual customer traffic for our concepts, particularly in new markets.  During the three to six months following the opening of new restaurants, customer traffic generally settles into its normal pattern, resulting in sales volumes that gradually adjust downward to their sustainable run-rate level. Additionally, our new restaurants usually require a three to four month period after opening to reach their targeted restaurant-level margin due to cost of sales and labor inefficiencies commonly associated with new, highly complex casual dining restaurants such as ours.

Restaurant Operations and Management

Our ability to consistently and properly execute a complex menu made fresh daily in an upscale casual, high-volume dining environment is critical to our overall success.  We employ detailed operating procedures, standards, controls, food line management systems, and cooking methods and processes to accommodate our extensive menu and to drive sales productivity.  However, the successful day-to-day operation of our restaurants remains critically dependent on the ability, dedication and engagement of our general managers (“GM”), executive kitchen managers (“EKM”) and all other management and hourly staff members working at our restaurants.  Competition among restaurant companies for qualified personnel remains high.  (See Item 1A — Risk Factors — “Our ability to effectively grow our business and revenues, including executing on our plans for international expansion, depends on our ability to successfully recruit and retain qualified restaurant management and operating personnel in an increasingly competitive market.”)

We believe that the high average sales volumes and popularity of our restaurants allow us to attract and retain high quality, experienced restaurant-level management and other operational personnel.  Each full-service restaurant is staffed with one GM, one EKM and average of six to ten additional kitchen and front-of-the-house managers, depending on the size and sales volume of each restaurant.  Our GMs possess an average of over 10 years of experience with the Company.  All newly-recruited restaurant management personnel complete an extensive training program during which they receive both classroom and on-the-job instruction in food quality, safety and preparation, guest service, alcoholic beverage service, liquor liability avoidance, financial management and cost controls, risk management, staff relations, and our core values and culture of guest hospitality.  Managers continue their development by participating in and completing a variety of training and development activities to assess their skills and knowledge necessary for continued upward progression through our management levels.

Restaurant GMs report to an area director of operations who supervises the operations of seven to eight restaurants.  In turn, each area director of operations reports to one of four regional vice presidents of restaurant operations.  Our EKMs report to their GMs, but are also supervised by an area kitchen operations manager responsible for between seven and ten restaurants.  Our restaurant field supervision organization also includes our chief operating officer, chief culinary officer, an operations services team and a performance development department who are collectively responsible for managing new restaurant openings and training for all operational managers and staff.

To enable us to more effectively compete for and retain the highest quality restaurant management personnel, we offer an innovative and comprehensive compensation program for our restaurant GMs and EKMs.  Each participant receives a competitive base salary and has the opportunity to earn a cash bonus based on quantitative restaurant performance metrics.  GMs are also eligible to use a Company-leased vehicle.  We also provide a longer-term, equity incentive program to our GMs and EKMs based on their extended service with us in their respective positions and their achievement of certain established performance objectives during that period.  We believe that these awards encourage our GMs and EKMs to think and act as business owners, assist in long-term retention of restaurant management, and align our managers’ interests with those of our stockholders.  (See Item 1A — Risk Factors — “If we are unable to offer our management personnel long-term equity incentive compensation as part of their total compensation package, we may have difficulty retaining such personnel, which would adversely affect our operations and financial performance.”)

Our restaurant GMs are responsible for selecting and training hourly staff members for their respective restaurants.  Each restaurant is staffed, on average, with approximately 170 hourly staff members.  We require each hourly staff member to participate in a formal training program for his or her respective position in the restaurant, under the supervision of other experienced staff members and restaurant management.  We strive to foster enthusiasm and commitment in our staff members through daily staff meetings and dedicated time for training.  We solicit their suggestions concerning restaurant operations and other aspects of our business through an annual engagement survey, general manager and workgroup meetings and other means.

Preopening Costs for New Restaurants

Due to the highly customized and operationally complex nature of our upscale, high volume concepts and the investment we make in properly training our staff to operate our restaurants, our preopening process is more extensive, time consuming and costly than that of most chain restaurant operations.  Preopening costs for a typical The Cheesecake Factory restaurant in an established market average approximately $1.2 million to $1.4 million and include all costs to relocate and compensate restaurant management employees during the preopening period; costs to recruit and train hourly restaurant employees; and wages, travel and lodging costs for our opening training team and other support staff members.  Also included in preopening costs are expenses for maintaining a roster of trained managers for pending openings; the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs; and corporate travel and support activities.  Preopening costs are generally higher for larger restaurants and initial entry into new markets.  We usually incur the most significant portion of preopening costs within the two months immediately preceding and the month of a restaurant’s opening.  Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

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

Bakery Operations

We own and operate two bakery production facilities, one in Calabasas Hills, California, and one in Rocky Mount, North Carolina.  Our facility in Calabasas Hills accommodates both production operations and corporate support personnel, while our facility in Rocky Mount houses production operations and a distribution center for our restaurants and customers located in the eastern United States.  During fiscal 2012, we built out the remaining space in the Rocky Mount facility and installed additional bakery equipment, which added capacity to support the needs of our restaurants, our international licensees and our external customers.  For future needs, we have additional space on our existing property that will accommodate expansion and, in December 2012, we exercised an option to acquire additional land adjacent to our current facility.  This transaction is scheduled to close in the first quarter of 2013.

We produce approximately 70 varieties of cheesecake and other baked desserts based on proprietary recipes.  Some of our most popular cheesecakes include the Original Cheesecake, Ultimate Red Velvet Cake CheesecakeTM, Reese’s® Peanut Butter Cup Chocolate Cake CheesecakeTM, Hershey’s® Chocolate Bar Cheesecake, Oreo® Dream Extreme Cheesecake, Fresh Banana Cream and Fresh Strawberry.  Other popular baked desserts include Chocolate Tower Truffle CakeTM, Carrot Cake, Black-Out Cake and Lemoncello Cream Torte.

The primary role of our bakery operations is to produce innovative, high quality cheesecakes and other baked desserts for sale at our restaurants and those of our international licensees.  Dessert sales represented approximately 15% of our restaurant sales in fiscal 2012, 2011 and 2010 and are important to restaurant-level profitability.  Vertical integration of this vital part of our brand gives us control over the creativity and quality of our desserts and is also more profitable than buying from a third party.

We also leverage our brand identity and profitably utilize our bakery production capacity by selling cheesecakes and other baked products to other foodservice operators, retailers and distributors.  Items produced for outside accounts are marketed under The Cheesecake Factory® trademark, The Dream Factory® trademark, The Cheesecake Factory Bakery® mark and other private labels.  Current large-account customers include the leading national warehouse club operators, a national retail bookstore cafe, institutional foodservice distributors, supermarkets and other restaurant and foodservice operators.  We sell baked goods internationally under both The Cheesecake Factory® and The Dream Factory® trademarks in twenty countries, including to all licensed The Cheesecake Factory® restaurants opened in the Middle East.

Purchasing and Distribution

We strive to obtain quality menu ingredients, bakery raw materials and other supplies and services for our operations from reliable sources at competitive prices.  We continually research and evaluate various ingredients and products in an effort to maintain high quality levels, to be responsive to changing consumer tastes and to manage our costs.  In order to maximize purchasing efficiencies and to provide the freshest ingredients for our menu items while obtaining the lowest possible prices for the required quality and consistency, each restaurant’s management determines the quantities of food and supplies required and orders the items from local, regional and national suppliers on terms negotiated by our central purchasing staff.  We strive to maintain restaurant-level inventories at a minimum dollar-value level in relation to sales due to the high concentration and relatively rapid turnover of the perishable produce, poultry, meat, fish and dairy commodities that we use in our operations, coupled with limited storage space at our restaurants.

Substantially all of our food and supplies are available from multiple qualified suppliers.  Independent foodservice distributors, including the largest foodservice distributor in North America, deliver most items multiple times per week to our restaurants.  We attempt to negotiate short-term and long-term agreements for our principal commodity, supply and equipment requirements, depending on market conditions and expected demand.  However, we are currently unable to contract for extended periods of time for certain of our commodities such as fish and many dairy items (excluding cream cheese used in our bakery operations).  Consequently, these commodities can be subject to unforeseen supply and cost fluctuations.  (See Item 1A — Risk Factors — “Increases in food costs, labor, and other supplies and services may have a material adverse impact on our financial performance.”)

While we are committed to providing quality products and services to our guests, we also believe that we should strive to purchase products that are produced, grown, manufactured and/or transported in a manner that addresses the risk of slavery and human trafficking in our supply chain.  One of the initial steps we are taking to address this issue is to formulate processes to evaluate and address the potential presence of this risk in our direct product supply chain, including processes for determining where we are most susceptible to such risks.  Once completed, we intend to review our internal compliance on a periodic basis.  To learn more about our supply chain practices, please visit the “Supply Chain” page on our website at www.thecheesecakefactory.com.

Information Technology

Our technology-enabled business solutions are designed to provide effective financial controls, cost management, improved effectiveness and enhanced guest service.  Our business intelligence solution and data warehouse architecture provides corporate and restaurant management with information and insights into key operational metrics and performance indicators.  This framework delivers enterprise reporting, dashboards and analytics and allows access to metrics such as quote and wait time accuracy, employee retention trends, and restaurant quality and service analyses.  Our restaurant point of sale and back office systems provide information regarding daily sales, cash receipts, inventory, food and beverage costs, labor costs and other controllable operating expenses.  Our comprehensive kitchen management system provides automated routing and cook line balancing and synchronizes order completion, ticket time and cook time data, promoting more efficient levels of labor and productivity without sacrificing quality.  We leverage our recipe viewer system to ensure timely and accurate recipe updates and to provide instructional media content and detailed procedures enabling our staff to prepare our highly complex, diverse menu consistently across all locations.  We continue to advance the capabilities in our front desk management system to improve our seating efficiency, enhance the accuracy of our wait time quotes and enrich our interaction with our guests.

Restaurant hardware and software support for all of our concepts is provided by both our internal support services team in Calabasas as well as a third-party vendor for remote and on-site restaurant support.  Each restaurant has a secure T1 integrated with our high-speed wide area network to send and receive critical business data as well as to access web-based applications.  To mitigate business interruptions, we maintain an internal data center which houses a majority of our infrastructure and computing assets but also leverage an external data center and infrastructure for many of our core and critical applications.  We back up all of our systems on a nightly basis and store the backup tapes off-site with an external vaulting service.

We continue to innovate and modernize our technology infrastructure to provide improved efficiency, capability, control and scalability.  In fiscal 2012, we completed the deployment of our new restaurant back office system, which enhanced our supply chain management, preparation and production planning, forecasting and ordering capabilities.  We believe our technology strategy positions us well to support our current needs and future growth.

For a discussion of the risks related to our use of computer networks and technology in the operation of our business, please see Item 1A — Risk Factors — “Information technology system failures or breaches of our network security could interrupt our operations and subject us to increased operating costs, as well as to litigation and other liabilities” and additional risk factors related thereto.

Marketing and Advertising

We rely on our reputation, as well as our high profile locations, media interest and positive “word of mouth”, to retain and grow market share rather than using traditional paid advertising through television, radio or print, or using significant discounting to attract consumers.  We utilize a social media and digital marketing strategy that allows us to interact regularly with our guests outside of our restaurants, including communication on Facebook® and Twitter®, as well as direct email to guests.  Public relations is another important aspect of our marketing approach, and we frequently appear on local and national television for cooking demonstrations and other brand-building exposure such as National Cheesecake Day.  We partner with several premiere third-party gift card retailers, contributing to our brand awareness and building gift card sales.  We also attempt to build awareness and relationships with retailers located in the same developments, mall and local hotel concierges, neighborhood groups and others in the community.  In addition, for restaurants opening in new markets, we strive to obtain local television, radio station and newspaper coverage in order to benefit from publicity at low or no cost.  At times we also engage in marketing and advertising opportunities in local markets.  Our international licensees are committed to opening each new restaurant with marketing that can comprise a mix of elements including print, billboards, digital and radio.  Our licensee’s initial openings in Dubai and Kuwait generated extensive media coverage throughout the Middle East.

Seasonality and Quarterly Results

While seasonal fluctuations do not generally have a material impact on our quarterly results, quarterly results can be significantly impacted by the number and timing of new restaurant openings and their associated preopening costs and operating inefficiencies.  As a result of these factors, our financial results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Food Safety and Quality Assurance

Our quality and food safety team oversees food safety, nutritional and regulatory compliance and helps ensure that our restaurants and bakeries provide safe, high quality food in a clean and safe environment.  Our food safety systems are focused on preventing contamination and illness.  Our systems adhere to government regulations and include comprehensive standards and training of our staff, as well as monthly audits.  Our bakery facilities conduct daily food safety and good manufacturing practice audits and annual regulatory agency audits and food safety and quality systems’ certifications.

In selecting suppliers, we look for key performance indicators relating to sanitation, operations and facility management, good manufacturing and agricultural practices, product protection, recovery and food security.  In addition to measuring and testing food safety and security practices, we require all suppliers to have annual food safety and quality system audits, with higher frequency based on risk and performance levels.  Our restaurants and bakery facilities also follow regulatory guidelines required for conducting and managing product recalls.

Government Regulation

As a restaurant company, we are subject to numerous federal, state and local laws affecting our business.  Each of our restaurants is subject to licensing and regulation by a number of government authorities, which may include alcoholic beverage control, health, sanitation, environmental, zoning and public safety agencies in the state or municipality in which the restaurant is located.  We are also subject to federal and state environmental regulations; however, these laws have not had a material effect on our operations.  In addition to domestic regulations, our international expansion exposes us to additional regulations, including antitrust and tax requirements, anti-boycott legislation, import/export and customs regulations and other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act.  For a discussion of the potential impact on our business of a failure by us to comply with applicable laws and regulations, see Item 1A — Risk Factors — “Changes in, or any failure to comply with, applicable laws or regulations could adversely affect our business and financial performance.”

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

In order to serve alcoholic beverages in our restaurants, we must comply with alcoholic beverage control regulations which require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities, for licenses and permits to sell alcoholic beverages on the premises.  Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. Alcoholic beverage control regulations impact many aspects of the daily operations of our restaurants, including the minimum ages of our patrons who consume and our staff members who serve these beverages; staff member alcoholic beverage training and certification requirements; hours of operation; advertising; wholesale purchasing and inventory control of these beverages; the seating of minors and the serving of food within our bar areas; special menus and events, such as happy hours; and the storage and dispensing of alcoholic beverages.  State and local authorities in many jurisdictions routinely monitor compliance with alcoholic beverage laws.

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

Various federal and state labor laws govern our operations and our relationships with our staff members, including such matters as minimum wages, breaks, overtime, fringe benefits, safety, working conditions, provision of health insurance and citizenship or work authorization requirements.  We are also subject to the regulations of the Office of Homeland Security, the U.S. Citizenship and Immigration Services and U.S. Customs and Immigration Enforcement.  In addition, some states in which we operate have adopted immigration employment laws which impose additional conditions on employers.

Our facilities must comply with the applicable requirements of the Americans with Disabilities Act of 1990 (“ADA”) and related federal and state statutes which prohibit discrimination on the basis of disability with respect to public accommodations and employment.  Under the ADA and related state laws, we must make access to our new or significantly remodeled restaurants readily accessible to disabled persons. We must also make reasonable accommodations for the employment of disabled persons.

A significant number of our hourly restaurant staff members receive income from gratuities.  We participate voluntarily in a Tip Reporting Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service.  By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only FICA tax assessments for unreported or underreported tips.  However, we rely on our staff members to accurately disclose the full amount of their tip income and base our reporting on the disclosures provided to us by such tipped staff members.

Tradenames, Trademarks and Other Intellectual Property

We own and have applied to register numerous tradenames and marks in the United States and in additional countries throughout the world in restaurant and bakery goods categories, among others.  We regard our tradenames, marks and other intellectual property, including “The Cheesecake Factory,” “Grand Lux Cafe,” “RockSugar Pan Asian Kitchen,” “The Cheesecake Factory Bakery,” and “The Dream Factory”, as having substantial value.  The duration of trademark registrations varies from country to country.  However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.  We have also registered various Internet domain names, including “www.thecheesecakefactory.com,” “www.grandluxcafe.com,” “www.rocksugarpanasiankitchen.com,” and “www.thecheesecakefactorybakery.com,” and we periodically apply for copyright protection of our restaurant menus.

Sustainability

Fundamental to our Company is a set of guiding principles based on excellence and quality in everything we do.  We are committed to doing what is right, conducting ourselves with integrity and ensuring that our actions follow the highest ethical and professional standards.  We embrace sustainability with these values in mind.  For us, the term “sustainability” informs how we operate in relation to the environment as well as our relationship with the food we serve, the people we employ and the communities of which we are a part.  We recognize that sustainability is an evolutionary process of learning and doing.  We are investing resources to address sustainability challenges and create value for our business.  More information about our sustainability initiatives and our progress to date is available on our website at www.thecheesecakefactory.com.

Charitable Giving

In 2001, we sponsored the formation of The Cheesecake Factory Oscar and Evelyn Overton Charitable Foundation (“Foundation”), a 501(c)(3) qualified, non-profit charitable organization.  Two of our executive officers, David Overton and Debby Zurzolo, hold positions on the Foundation’s Board of Directors.

Our Foundation was created not only as a means to raise funds for worthy causes, but also as a way to unite our staff members in charitable causes and disaster relief efforts.  Two of the Foundation’s biggest events are its annual Invitational Charity Golf Tournament and annual Thanksgiving Day Feast.  Since the inception of the annual Invitational Charity Golf Tournament, the Foundation has raised $2.1 million benefitting the City of Hope Comprehensive Cancer Center, including $210,000 raised in fiscal 2012.  In fiscal 2012, the Foundation’s annual Thanksgiving Day Feast served approximately 6,000 disadvantaged individuals and families in 13 Salvation Army centers across the country.  Additionally, the Foundation sponsors The Cheesecake Factory Secret IngredientsTM teams comprised of our staff members who work directly with non-profit organizations in their communities to support a variety of local and national causes.

In addition to the efforts of the Foundation, the Company participates in the Harvest Food Donation Program by donating surplus food from our restaurants to qualified local and regional agencies, including food banks, soup kitchens and homeless shelters.  We also donated $0.4 million in fiscal 2012 to Feeding America®, the nation’s leading domestic hunger-relief charity, through sales of our Oreo® Dream Extreme Cheesecake and Hershey’s® Chocolate Bar Cheesecake.

Employees

As of January 1, 2013, we employed approximately 33,900 people, of which approximately 32,600 worked in our restaurants, approximately 900 worked in our bakery operations and approximately 400 worked in our corporate center and restaurant field supervision organization.  Our staff members are not covered by collective bargaining agreements.  We consider our relations with our staff members to be favorable.

Executive Officers of the Registrant

David Overton, age 66, serves as our Chairman of the Board and Chief Executive Officer.  Mr. Overton co-founded our predecessor company in 1972 with his parents, Oscar and Evelyn Overton.

David M. Gordon, age 48, was appointed President of the Company effective February 18, 2013.  Mr. Gordon has been employed by the Company in various capacities since 1993, most recently as Senior Vice President of Operations from 2008 through 2010 and Chief Operating Officer of The Cheesecake Factory and Grand Lux Cafe restaurants from 2010 until his appointment as President.

W. Douglas Benn, age 58, was appointed Executive Vice President and Chief Financial Officer in January 2009.  Mr. Benn is a veteran of the restaurant industry having spent more than 20 years in management roles with restaurant companies.  Prior to joining the Company, he served as Executive Vice President and Chief Financial Officer of RARE Hospitality International, owner of the LongHorn Steakhouse and The Capital Grille concepts, prior to that company’s sale to another multi-concept, public restaurant company in October 2007.

Max S. Byfuglin, age 67, serves as President of The Cheesecake Factory Bakery Incorporated, our bakery subsidiary.  Mr. Byfuglin joined our bakery operations in 1982 and worked closely with our founders, serving in nearly every capacity in our bakery over the past 30 years.

Debby R. Zurzolo, age 56, serves as our Executive Vice President, Secretary and General Counsel.  Ms. Zurzolo joined our Company as Senior Vice President and General Counsel in April 1999 and was appointed to her current positions in December 2003.  From 1982 until joining the Company, she practiced law at Greenberg Glusker Fields Claman & Machtinger LLP in Los Angeles, California.  As a partner with that firm, Ms. Zurzolo represented us on various real estate and other business matters.

ITEM 1A.                                       RISK FACTORS

An investment in our common stock involves risks and uncertainties.  In addition to the information contained elsewhere in this Annual Report on Form 10-K and other filings that we make with the SEC, you should carefully read and consider the risks described below before making an investment decision.  The occurrence of any of the following risks could materially harm our business, operating results, financial position or cash flows (“financial performance”).  In addition, our actual results could vary materially from any results expressed or implied by forward-looking statements contained in this report and in any of our other filings with the SEC and other communications by us, both written and oral, depending on a variety of factors, including the risks and uncertainties described below.  It is not possible for us to predict the impact these factors could have on us or the extent to which any one factor, or combination of factors, may adversely affect our results.

Risks Related to Our Business and Operations

The global economic crisis continues to negatively impact consumer discretionary spending.  A prolonged economic recovery or continued uncertainty with respect to governmental responses to domestic and international fiscal concerns could result in additional declines in consumer discretionary spending which could materially affect our future financial performance.

Dining out is a discretionary expense.  Consumer confidence continues to suffer after experiencing historic lows, which impacted consumers’ ability and/or desire to spend discretionary dollars as a result of job losses, home foreclosures, significantly reduced home values, volatility of investments in the financial markets, personal bankruptcies and reduced access to credit. Leading economic indicators such as employment and consumer confidence remain challenged and may not show meaningful improvement in fiscal 2013.  In addition, current domestic and international fiscal concerns threaten to further weaken the U.S. economic recovery.  If the current pace of the economic recovery continues for a prolonged period of time or returns to the negative trends of prior years, our business and results of operations could be materially affected.

Future growth in our revenues, profitability and earnings per share (EPS) depends heavily on improving our comparable restaurant sales and leveraging those sales gains through effective business operations.

Future growth in our revenues, profits and EPS is highly dependent on our ability to grow comparable restaurant sales and leverage those sales gains by operating our business efficiently.  Changes in comparable restaurant sales occur as a result of (i) guest traffic increases or decreases, (ii) menu price increases, and (iii) menu mix shifts.  Decreases in comparable restaurant sales spread fixed costs across a lower level of sales, which may, in turn, cause downward pressure on our profitability.  If we are unable to increase guest traffic in our restaurants, our ability to grow our comparable restaurant sales will be hindered.

Changes in guest traffic can be impacted by a variety of factors, including macroeconomic conditions and changes in customer discretionary spending, competition from other restaurants (both in the upscale casual dining segment and in other segments of the restaurant industry), consumer perception of our concepts’ offerings in terms of quality, price, value and service, changes in consumer eating habits (such as trends toward eating fewer calories and less salt and fats), weather patterns, and how guest experiences affect their desire to return to our restaurants. We can provide no assurance that we will be successful in achieving increases in guest traffic.

We utilize menu price increases to help offset inflation of key operating costs.  If our menu price increases are not accepted by guests, resulting in reduced guest traffic, it could reduce our growth in comparable restaurant sales and negatively affect our profitability.  If our menu price increases are insufficient to absorb or offset increased costs, it could negatively affect our financial performance.  In addition, menu mix can be negatively impacted as a result of guests managing their checks.  If menu mix is unfavorable, it could offset some of the impact of our menu price increases, thereby reducing our comparable restaurant sales growth.

Our success depends substantially on the value of our brands and our reputation for offering guests a unique total experience.

We believe we have built a strong reputation for the quality and breadth of our menu items and bakery products, as part of the total experience that guests enjoy in our restaurants.  We believe we must protect and grow the global value of our brands to continue to be successful in the future.  Any incident that erodes consumer trust in or affinity for our brands could be harmful to us.  If consumers perceive or experience a reduction in food quality, service or ambiance, or in any way believe we failed to deliver a consistently positive experience, including in restaurants operated by our international licensees, our brand value could suffer.

Increases in food costs, labor, and other supplies and services may have a material adverse impact on our financial performance.

Our operating margins depend on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including food, labor, utilities and other supplies and services.  We attempt to negotiate short-term and long-term agreements for our principal commodity, supply and equipment requirements, depending on market conditions and expected demand.  However, we are currently unable to contract for extended periods of time for certain of our commodities.  Consequently, these commodities may be subject to unforeseen supply and cost fluctuations due to factors such as changes in demand patterns, increases in the cost of key inputs, fuel costs, weather (such as recent severe drought conditions) and other market conditions outside of our control.  Dairy costs can also fluctuate significantly due to government regulation.  Raw materials that we may purchase on the international market are subject to fluctuations in both the value of the U.S. dollar and increases in global demand.  Our suppliers also may incur higher costs to produce and transport commodities used in our restaurants and bakery manufacturing facilities, higher minimum wage and benefit costs, and other expenses that they pass through to us, which could result in higher costs for goods and services supplied to us.

Increases in minimum wage, health care and other benefits may have a material adverse effect on our labor costs.  We operate in many states, including California, where the minimum wage is higher than the federal minimum, and in such states our staff members receive minimum compensation equal to the state’s minimum wage.  While we have been able to partially offset increases in the costs of key operating resources by gradually raising prices for our menu items and bakery products, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future.  If we are unable to anticipate and respond to increases in these costs, our financial results may be materially impacted.

Competition in the restaurant industry in general, and specifically within the upscale casual segment of the restaurant industry, may adversely affect guest traffic at our restaurants.

The restaurant industry is highly competitive with respect to menu and food quality, service, access to qualified operations personnel, location, décor and value.  There are a number of other restaurant operators that compete with us for guest traffic, some of which have significantly greater resources to market aggressively to consumers, which could result in our concepts losing market share.  We believe that many consumers remain focused on value, and if other restaurant operators are able to promote and deliver a higher degree of perceived value through heavy discounting or other methods, our guest traffic levels may decline, which would adversely impact our revenues and financial performance.  In addition, with the increased variety of product offerings at fast casual restaurants, quick-service restaurants and grocery stores, consumers may choose to trade down to these alternatives, which could also negatively affect our financial performance.

Our ability to secure an adequate number of high quality sites for future restaurant openings could affect our ability to achieve our revenue and EPS growth targets.

Our future revenue and EPS growth depend on the availability and selection of high quality sites that meet our criteria for new restaurants operated by us.  Our new restaurant development may be subject to unforeseen delays due to market conditions, the highly customized nature of our restaurant concepts, and the complex design, construction, and preopening processes for each new location.  The lease negotiation and restaurant development timeframes also vary by location.  Due to a slow economic recovery, many landlords continue to delay new projects or extensions and/or renovations of existing projects.  In addition, competition for available premier restaurant locations continues to increase.

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

•                  our ability to successfully manage the design, construction and preopening processes for each restaurant, and the availability and/or cost of raw materials and labor;

•                  any unforeseen engineering or environmental problems with the leased premises;

•                  adverse weather during the construction period; and

•                  the availability of qualified operating personnel in the local market.

Our stock price will be negatively affected if we are unable to open an adequate number of restaurants to support our financial growth and execute on our strategic plan.

If we are unable to renew our restaurant leases on similar terms and conditions, or at all, or optimize the locations of our restaurants in certain trade areas, our business and financial performance could be harmed.

We lease all of our restaurant premises and plan to continue to do so in the future.  We are entering into a period in which many of our initial lease terms are expiring.  While many of our earlier leases have five to ten year renewal options, several do not.  We would incur additional costs to operate our restaurants, including increased rent and other costs related to our occupancy of the leased premises, and costs for the relocation and development of a replacement restaurant if we were not able to renew a lease on favorable terms in a desirable location.  In addition, we may elect to terminate certain leases prior to their expiration dates in order to optimize our performance in certain trade areas.  However, we may be unable to negotiate favorable terms for such early terminations.  Additional costs related to the leasing and development of our restaurants could negatively affect our business and financial performance.

Our business and future development could be harmed if we are unable to retain, or effectively respond to a loss of, key executives.

The success of our business continues to depend in critical respects on the contributions of David Overton, our co-founder, Chairman of the Board and Chief Executive Officer, and other senior executives of the Company.  The loss of the services of Mr. Overton or other senior executives could have a material adverse effect on our business and plans for future development.  We adopted a succession plan that includes both emergency short-term and long-term planning elements to allow us to successfully continue operations should any of our senior management team become unavailable to us.  However, there is a risk that we may not be able to implement the succession plan successfully or in a timely manner in all situations.

Our ability to effectively grow our business and revenues, including executing on our plans for international expansion, depends on our ability to successfully recruit and retain qualified restaurant management and operating personnel in an increasingly competitive market.

In addition to our senior executives, we must continue to attract, retain and motivate a sufficient number of qualified management and operating personnel to support both our domestic and international operations.  Qualified individuals historically have been in short supply and an inability to attract them to our restaurant operations would limit our ability to expand our concepts effectively.  The ability of these key personnel to maintain consistency in the service, hospitality, quality and atmosphere of our restaurants is a critical factor in our success.  In addition, we continue to require the services of our senior management and operating personnel to support our international expansion efforts.  If we are unable to recruit and train managers who are willing and able to work overseas while adequately maintaining sufficient numbers of managers for our company-operated locations, the quality of our operations may suffer and the reputation of our brand may be harmed.  This may also hinder our ability to effectively grow our business, including our international expansion, which may adversely affect our financial performance.

If we are unable to offer our management personnel long-term equity incentive compensation as part of their total compensation package, we may have difficulty retaining such personnel, which would adversely affect our operations and financial performance.

As part of a competitive compensation package, we historically granted equity awards to key staff members, including our executives, our general managers and the executive kitchen managers who run our restaurants.  From time to time, we asked our shareholders to approve additional shares in our equity compensation plan to allow us to continue to grant equity awards as part of our compensation packages.  Shareholder advisory groups utilize guidelines to issue voting recommendations intended to influence shareholder votes regarding approval of proxy proposals.  If we are unable to meet the formulae required to obtain favorable recommendations or unable to get shareholder support for our share increase proposals, our ability to obtain an increase in shares in our equity compensation plan or adopt a new equity plan may be adversely affected.  If we are unable to grant equity compensation awards at a competitive level, we would need to offer equally compelling alternatives to supplement our compensation, including long-term cash compensation plans, or to significantly increase short-term cash compensation, in order to continue to attract and retain key personnel.  If we were required to use these alternatives to long-term equity awards, our compensation costs could increase, which would adversely affect our financial performance.

If we are unable to effectively grow sales or reduce costs over time at certain of our locations, we may be required to record additional impairment charges and/or decide to discontinue operations of these restaurants, which could negatively affect our financial performance.

We assess the potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable.  Factors considered include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends.  We regularly review any restaurants that are cash flow negative for the previous four quarters to determine if impairment testing is warranted.  (See “Impairment of Long-Lived Assets” in Note 1 to our Consolidated Financial Statements for additional information on our impairment assessments.)  At any given time, we may be monitoring a small number of locations, and future impairment charges and/or closures may occur if individual restaurant performance does not improve, which could negatively impact our financial performance.

Negative publicity about us, our restaurants or bakery products and about other businesses across the food industry supply chain, including third parties we may use to procure materials used in our business, whether or not accurate, could harm our business and financial performance.

We dedicate substantial resources to ensuring the safety and quality of the food we serve to our guests.  Nevertheless, we face food safety risks, including the risk of food-borne illness, that are common both in the restaurant industry and the food supply chain and that cannot be completely eliminated.  Adverse publicity or news reports, whether or not accurate, regarding food quality or safety issues, illness, injury, health concerns, government or industry findings concerning food products served by us, or issues stemming from the operation of our restaurants or bakery, restaurants operated by other foodservice providers, third parties we may use to procure materials used in our business, or generally in the food supply chain, could be damaging to the restaurant industry overall and specifically harm our brand and reputation.  The speed with which negative publicity (whether or not accurate) can be disseminated has increased dramatically with the advent of social media.  If we are unable to quickly and effectively respond to such reports, we may suffer a decrease in guest traffic which could adversely impact our financial performance.

We face a variety of risks related to our international expansion and global brand development efforts that could negatively affect our brand, require additional infrastructure to support, and expose us to additional liabilities under foreign laws.

Our licensees are authorized to operate The Cheesecake Factory restaurant concept using our trademarks, trade dress, logos and systems and to provide our branded food and bakery products directly to consumers in The Cheesecake Factory restaurants to be opened in the licensed areas.  We provide extensive and detailed training to our licensees so their personnel are able to effectively execute on our operating processes and procedures.  Should we enter into additional international agreements, we intend to provide similar training.  However, since we do not operate these restaurants directly, we can provide no assurance that our licensees and other partners will adhere to our operating standards in the same manner we would if the restaurants were operated directly by us.  The products and services our licensees and other partners deliver in our branded restaurants may be negatively affected by factors outside of our control, including, but not limited to:

•                  difficulties in achieving the consistency of product quality and service as compared to restaurants we operate in the United States;

•                  changes to our recipes required by cultural norms;

•                  inability to obtain adequate and reliable supplies of ingredients and products necessary to execute our diverse menu;

•                  the availability of experienced management to operate their restaurants according to our standards;

•                  differences, changes or uncertainties in economic, regulatory, legal, social and political conditions, including the possibility of instability and unrest which could hamper our ability to adequately train our licensees in the operation of their restaurants.

If our branded restaurants operated by licensees and other partners under international agreements have difficulty operating effectively, and these difficulties are attributed to us, our reputation and brand value could be harmed.

In order to support our international expansion, we entered into supply agreements with our licensees and intend to enter into similar supply agreements with other partners whereby our bakery will supply certain of our branded bakery products to our branded international restaurants.  In order to supply bakery products to our branded restaurants operated by our international partners, we must adapt certain recipes to eliminate prohibited ingredients, comply with labeling requirements that differ from the United States, and maintain certifications required to export to such countries.  In addition, unexpected events outside of our control, such as trade restrictions, embargos, and disruptions in shipping, may affect our ability to transport adequate levels of bakery products to our licensees, for whom we are a sole source of supply for our branded desserts.  A failure to adequately supply bakery products to our internationally branded restaurants could affect the guest experience at those restaurants, resulting in decreased sales, and could, depending upon the reason for the failure, trigger contractual defaults on our part.

As we continue the international expansion of our brand, we will need to comply with regulations and legal requirements, including those related to the protection of our tradenames, trademarks and other intellectual property.  Additionally, we will need to comply with both domestic laws affecting United States businesses that operate internationally and foreign laws in the countries in which we expand our restaurants. (See also, “Changes in, or any failure to comply with, applicable laws or regulations could adversely affect our business and financial performance.”)  Also, we may become subject to lawsuits or other legal actions resulting from the acts or omissions of our licensees and other partners under international agreements and, even though we may have taken reasonable steps to protect against such liabilities, including by obtaining contractual indemnifications and insurance coverage, there is no assurance that we will not incur costs and expenses as a result of our licensees’ and other partners’ conduct, even when we are not legally liable.

If we are unable to appropriately scale our infrastructure in a timely manner to respond to and support domestic or international opportunities for growth, our ability to successfully expand our business and increase our results of operations may be harmed.

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

Our international license agreements require us to provide training and support to our licensees for their development and operation of The Cheesecake Factory restaurants.  We are in the process of designating additional corporate personnel dedicated to international development and continue to utilize talents of existing management, some but not all of who have prior experience in international operations, as we develop our international licensing and operations infrastructure.  In addition, one of the most important aspects of our restaurant operations is our ability to deliver dependable, quality service by experienced staff members who can execute our concepts according to our high standards.  This requires training our licensees’ management in the United States and our licensees’ staff in the licensed territories, as well as providing support in the selection and development of restaurant sites, product sourcing logistics, technological systems, and menu renovation. If we are unable to provide the appropriate level of infrastructure support to our international licensees and other partners, our contractual relationships and future international expansion opportunities may be harmed.

If we are unable to successfully expand and operate our Grand Lux Cafe and RockSugar Pan Asian Kitchen brands in accordance with our strategic plan, our long-term revenue and EPS targets may be negatively impacted.

All of our restaurants are subject to the risks and uncertainties described in this filing.  However, there is an enhanced level of risk and uncertainty related to the expansion of our less-established brands, Grand Lux Cafe and RockSugar Pan Asian Kitchen.  During the past few years, we gained valuable insight into the Grand Lux Cafe concept, including the types of markets in which it performs well, how guests perceive the concept based on its design and décor, and the appropriate size of future units. We refined Grand Lux Cafe’s architectural design and layout to incorporate this knowledge and to position the concept as we believe appropriate for potential future growth.  We are currently in discussions with landlords for potential sites and expect at least one new Grand Lux Cafe to open in fiscal 2014.  However, we can provide no assurance that new units will be accepted in the markets targeted for the expansion of this concept.  While we currently have no plans to open additional RockSugar Pan Asian Kitchen restaurants, we continue to evaluate the concept’s potential for growth but can provide no assurance that expansion of this brand would be successful.

Changes in, or any failure to comply with, applicable laws or regulations could adversely affect our business and financial performance.

Our business is subject to extensive state and local government regulation in the various jurisdictions in which our restaurants and bakeries are located, including, but not limited to, regulations relating to alcoholic beverage control, public health and safety, environmental hazards, and food safety and labeling laws.  The failure to obtain and/or retain licenses, permits or other regulatory approvals required to operate our business could delay or prevent the opening and/or continued operation of a restaurant, adversely affecting that restaurant’s operations and profitability, and could adversely affect our ability to obtain these licenses elsewhere. In addition, the failure to comply with governmental regulations could subject us to penalties and interruptions in operations.  We also may be subject to dram shop statutes in certain states, and a settlement or judgment against us under a dram shop statute in excess of our general liability insurance coverage could have a material adverse effect on our financial performance.  Significant government-imposed increases in minimum wages, paid or unpaid leaves of absence and mandated health and/or COBRA benefits, or increased tax reporting, assessment or payment requirements related to our staff members who receive gratuities, or changes in interpretations of existing law concerning meal and rest period breaks, could be detrimental to the profitability of our restaurants and bakery operations.

In addition, various federal, state and local labor laws and regulations govern our operations and relationships with our staff members, including, but not limited to, minimum wages, breaks, overtime, deductions, certain benefits (including health care benefits), safety, working conditions and citizenship and legal residency requirements.  Changes in, or any failure to comply with, these laws and regulations could subject us to fines or other legal actions.  Settlements or judgments in connection therewith that are not insured or are in excess of our coverage limitations could have a material adverse effect on our business and financial performance.  Despite our efforts to maintain compliance with legal requirements, some of our staff members may not meet federal citizenship or residency requirements.  This could result in a disruption in our work force, sanctions against us and adverse publicity. In addition, immigration-related employment regulations, on both the state and federal level, may make it more difficult for us to identify and hire qualified staff members.

See also, “We face a variety of risks related to our international expansion and global brand development efforts that could negatively affect our brand, require additional infrastructure to support, and expose us to additional liabilities under foreign laws” for a discussion of regulatory risks related to our international expansion.

Labor organizing could adversely affect our operations and harm our competitive position in the restaurant industry.

While we believe we have favorable relations with our staff members and provide them with competitive pay and benefits, our staff members and others may attempt to unionize our workforce, which could increase our labor costs, limit our ability to manage our workforce effectively and cause disruptions to our operations.  A loss of our ability to effectively manage our workforce and the compensation and benefits we offer to our staff members could harm our business and financial performance.

If we are unable to respond appropriately to changes in consumer health and disclosure regulations and eating habits, our revenues could be adversely impacted.

The federal government, as well as a number of states, counties and cities, have enacted menu labeling laws requiring multi-unit restaurant operators to make certain nutritional information available to guests.  Some states and local governments also have enacted legislation prohibiting the sales of certain types and/or levels of ingredients, such as transfats, in restaurants.  The success of our restaurant and bakery operations depends, in part, upon our ability to respond effectively to changes in consumer health and disclosure regulations and to adapt our menu offerings and bakery selections to trends in eating habits and governmental requirements.  If consumer health regulations or consumer eating habits change significantly, we may be required to modify or discontinue certain menu items.  In addition, dietary restrictions in some international locations in which our international licensees plan to operate may require us to modify or discontinue serving certain menu items in those locations.  To the extent we are unable to respond with appropriate changes to our menu offerings, this could materially affect guest demand for our concepts and have an adverse impact on our revenues and financial performance.

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

Rising health care costs and continuing uncertainties concerning the effect of implementation of the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 and similar laws may have a material adverse effect on our business and financial performance.

Despite our efforts to control costs while still providing competitive health care benefits to our staff members, significant increases in health care costs continue to occur, and we can provide no assurance that our cost containment efforts in this area will be effective.  In March 2010, the federal Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Affordability Reconciliation Act of 2010 became law.  While we have performed an initial analysis regarding the anticipated impact of these laws on our cost structure, we may be unable to accurately predict the impact of this federal health care legislation on our health care benefit costs due to continued uncertainty with respect to implementation of such legislation.  Significant increases in costs due either to the PPACA or general health care cost increases could adversely impact our operating results, as there is no assurance that we would be able to absorb and/or pass through the costs of such legislation.

Information technology system failures or breaches of our network security could interrupt our operations and subject us to increased operating costs, as well as to litigation and other liabilities.

We rely heavily on our in-restaurant and enterprise-wide computer systems and network infrastructure across our operations, and the systems we use could be vulnerable to unforeseen risks.  The efficient management of our operations depends upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers.  We employ both internal resources and external consultants to conduct auditing and testing for weaknesses in our systems, controls, firewalls and encryption to reduce the likelihood of any security failures or breaches.  However, we can provide no assurance that these security measures will be successful.

In addition, our corporate support center is located in California, in an area prone to natural disasters such as earthquakes and wildfires.  We have business continuity and disaster recovery plans in place to address many events of this nature, and back-up and off-site locations for recovery of electronic and other kinds of information. (See “Our inability or failure to execute on a comprehensive business continuity plan following a major natural or manmade disaster, including terrorism, at our corporate facility could materially adversely impact our business and our financial performance”.)  However, any damage to or failure of our computer systems or network infrastructure to operate effectively, problems with transitioning to upgraded or replacement systems, or breaches in the security of these systems could cause significant delays in customer service and reduce efficiency in our operations.  Significant capital investments could be required to remediate these issues.

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

A data security breach involving a guest’s or staff member’s personal data could negatively affect our business.

We receive and maintain certain personal information about our guests and staff members. For example, we transmit confidential credit card information in connection with credit card transactions, and we are required to collect and maintain certain personal information in connection with our employment practices, including the administration of our benefit plans.  The collection and use of this information by us is regulated at the federal and state levels, and the regulatory environment related to information security and privacy is increasingly demanding.  If our security and information systems are compromised or our staff members or authorized third parties fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation and could result in litigation against us or the imposition of penalties, which could adversely affect our financial performance.

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

In order to leverage our internal resources and information technology infrastructure, and to support our business continuity and disaster recovery planning efforts in the event of a physical loss or damage to our corporate facilities, we utilize third-party vendors to assist us with some of our essential business processes that depend on technology.  In some instances, these processes are outsourced to the vendor in their entirety and in other instances we utilize these vendors’ externally-hosted business applications.  Some of the processes for which we utilize third parties include, but are not limited to, gift card tracking and authorization, labor scheduling and email hosting.  While we work to ensure that all providers of outsourced services observe proper data security practices and internal control practices, such as redundant processing facilities, we cannot guarantee that failures will not occur.  The failure of third-party vendors to provide adequate services, including protection of sensitive data, could have an adverse effect on our financial performance.

Our inability or failure to execute on comprehensive business continuity and disaster recovery plans following a major natural or manmade disaster, including terrorism, at our corporate facility could materially adversely impact our business and our financial performance.

Most of our corporate systems and processes and corporate support for our restaurant operations are centralized at one California location, with the exception of our construction and design department and our East Coast bakery production and fulfillment facility.  We have disaster recovery procedures and a comprehensive business continuity plan in place to address many critical events, including back up and off-site locations for storage and recovery of electronic and other forms of data and information.  However, if we are unable to fully execute our disaster recovery procedures, we may experience delays in recovery and losses of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal operating procedures that could have a material adverse effect on our financial performance and exposure to administrative and other legal claims.

Litigation could have a material adverse impact on our business and our financial performance.

We are subject to lawsuits, administrative proceedings and claims that arise in the regular course of business.  These matters typically involve claims by guests, staff members and others regarding issues such as food borne illness, food safety, premises liability, compliance with wage and hour requirements, work-related injuries, discrimination, harassment, disability and other operational issues common to the foodservice industry.  We could be adversely affected by negative publicity and litigation costs resulting from these claims, regardless of their validity.  Significant legal fees and costs in complex class action litigation or an adverse judgment or settlement that is not insured or is in excess of insurance coverage could have a material adverse effect on our financial position and results of operations.  We are self-insured, or carry insurance programs with high retention levels, for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employment practices, employee health benefits and other insurable risks.  We accrue liabilities for these programs based on our estimate of the ultimate costs to settle known claims as well as claims that are incurred but not yet reported to us (“IBNR”).  Significant judgment is required to estimate IBNR amounts as parties have yet to assert such claims.  If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial performance could be negatively impacted.

Adverse weather conditions and natural disasters could unfavorably impact our restaurant sales.

Adverse weather conditions can impact guest traffic at our restaurants, cause the temporary underutilization of outdoor patio seating, and, in more severe cases, such as hurricanes or other natural disasters, cause temporary inability to obtain supplies and closures of our affected restaurants, sometimes for prolonged periods, which would negatively affect our restaurant sales.

New restaurant openings may negatively impact sales at our existing restaurants.

We target high quality, high profile locations for our upscale and highly customized restaurants.  The size of our restaurant trade areas varies by location, depending on a number of factors such as population density, demographics, retail, business, entertainment and other traffic generators and geography.  As a result, the opening of a new restaurant could impact the sales of one or more of our existing restaurants nearby.  It is not our intention to open new restaurants that materially cannibalize the sales of our existing restaurants.  However, as with most growing retail and restaurant chain operations, there can be no assurance that such sales impact will not occur or become more significant in the future as we gradually increase our presence in existing markets to maximize our competitive position and financial performance in each market.

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

We have a five-year revolving credit facility (“Facility”) with a maximum available borrowing commitment of $200 million, which expires in December 2015.  The Facility requires us to maintain certain financial covenants.  At January 1, 2013, the last day of our 2012 fiscal year, we had no outstanding debt balance under the Facility. However, any failure to maintain these debt covenants or have sufficient liquidity to either repay or refinance the then outstanding balance at expiration of the Facility, or upon violation of the covenants, would have a material adverse effect on our financial condition.  (See Note 7 of Notes to Consolidated Financial Statements in Part IV, Item 15 for additional information concerning our long-term debt.)

Risks Related to Owning Our Stock

The market price of our common stock is subject to volatility.

During fiscal 2012, the price of our common stock fluctuated between $28.58 and $36.24 per share.  The market price of our common stock may be significantly affected by a number of factors, including, but not limited to, changes in financial estimates by research analysts with respect to us or others in the restaurant industry, actual or anticipated variations in our operating results or those of our competitors as compared to analyst expectations, and announcements of significant transactions (including mergers or acquisitions, divestitures, joint ventures or other strategic initiatives) by us or others in the restaurant industry.  In addition, the equity markets have experienced price and volume fluctuations that have affected the stock price of many companies in ways that may have been unrelated to an individual company’s operating performance.  The price of our common stock may continue to be volatile, based on factors specific to our company and industry, as well as factors related to the equity markets overall.

If we are unable to continue to pay dividends or repurchase our stock as expected by the market, our EPS and stock price may be harmed.

In fiscal 2012, we repurchased approximately 3.2 million shares of our common stock. (See Note 10 to our Consolidated Financial Statements for additional information on our stockholders’ equity.)  In addition, in July 2012, our Board of Directors authorized the initial payment of a quarterly cash dividend of $0.12 per common share.  The dividend and stock repurchase program require the use of a significant portion of our cash flow. Our ability to pay dividends and repurchase stock will depend on our ability to generate sufficient cash flows from operations in the future, which may be subject to economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends or repurchase stock after we have announced our intention to do so may negatively impact investor confidence in us, thereby negatively impacting our EPS and stock price.

We have a shareholder rights plan, or poison pill, which could affect the price of our common stock and make it more difficult for a potential acquirer to purchase a large portion of our securities, to initiate a tender offer or a proxy contest, or to acquire us.

In August 2008, our Board of Directors extended our shareholder rights plan, commonly known as a “poison pill,” until August 2018.  The poison pill may discourage, delay, or prevent a third party from acquiring a large portion of our securities, initiating a tender offer or proxy contest, or acquiring us through an acquisition, merger or similar transaction even if our stockholders might receive a premium for their shares over then-current market prices.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                        PROPERTIES

Our corporate support center and one of our bakery production facilities are located in Calabasas Hills, California.  The corporate support center is an 88,000 square-foot facility on an approximately five-acre parcel of land.  The bakery production facility is a 60,000 square foot facility on an approximately three-acre parcel of land.  Our second bakery facility located in Rocky Mount, North Carolina is a 100,000 square foot facility on an approximately 16-acre parcel of land.  In December 2012, we exercised an option to acquire additional land adjacent to our current Rocky Mount facility.  This transaction is scheduled to close in the first quarter of 2013.  In July 2012, we purchased a 29,000 square-foot facility on an approximately 1.4-acre parcel of land in Irvine, California for use by our development and design department.

As of February 28, 2013, we operated 177 upscale, casual, full-service dining restaurants: 162 under The Cheesecake Factory® mark in 35 states and the District of Columbia; 14 under the Grand Lux Cafe® mark in nine states; and one RockSugar Pan Asian Kitchen® in California.  During fiscal 2012, we discontinued operations upon lease expiration in one The Cheesecake Factory location.  We also plan to discontinue operations in three Grand Lux Cafe locations as of the end of March 2013.  All of our company-owned restaurants are located on leased properties, and we have no current plans to own the real estate underlying our restaurants.

Company-Owned Restaurant Locations by State

State	The Cheesecake Factory	Grand Lux Cafe	RockSugar Pan Asian Kitchen	Total
Alabama	1			1
Arizona	6	1		7
California	32	1	1	34
Colorado	3	1		4
Connecticut	2			2
Delaware	1			1
District of Columbia	1			1
Florida	16	3		19
Georgia	4			4
Hawaii	1			1
Idaho	1			1
Illinois	6	1		7
Indiana	2			2
Iowa	1			1
Kansas	1			1
Kentucky	1			1
Maryland	6			6
Massachusetts	7			7
Minnesota	1			1
Missouri	3			3
Nebraska	1			1
Nevada	3	2		5
New Jersey	8	2		10
New York	9	1		10
North Carolina	3			3
Oklahoma	2			2
Ohio	6			6
Oregon	1			1
Pennsylvania	4			4
Rhode Island	1			1
Tennessee	1			1
Texas	13	2		15
Utah	2			2
Virginia	7			7
Washington	3			3
Wisconsin	2			2
Total	162	14	1	177

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

PART II

ITEM 5.                        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol CAKE.  The following table sets forth, for the periods indicated, the range of prices and cash dividends declared per share for each quarter during fiscal 2012 and 2011:

	High	Low	Cash Dividends Declared
Fiscal 2012
Fourth Quarter	$35.97	$32.11	$0.12
Third Quarter	36.24	30.11	0.12
Second Quarter	33.30	28.58	—
First Quarter	32.47	28.65	—

Fiscal 2011
Fourth Quarter	$29.99	$23.65	$—
Third Quarter	34.07	24.30	—
Second Quarter	32.30	28.31	—
First Quarter	32.25	27.11	—

Prior to fiscal 2012, we had not declared or paid any cash dividends.  On July 23, 2012, our Board of Directors (our “Board”) approved the initiation of a cash dividend to our stockholders which is subject to quarterly Board approval.  (See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our stockholders’ equity.)  Our amended credit facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined leverage ratio.  (See Note 7 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.)

There were approximately 1,200 holders of record of our common stock at February 13, 2013, and we estimate there were approximately 22,250 beneficial stockholders on that date.

The following provides information regarding our purchase of our common stock during the thirteen weeks ended January 1, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 3 — November 6, 2012	147,872	$34.22	147,872	7,222,151
November 7 — December 4, 2012	142,271	33.89	141,500	7,079,880
December 5 — January 1, 2013	497,852	33.24	497,780	6,582,028
Total	787,995		787,152

On October 17, 2011, our Board increased the authorization to repurchase our common stock by 10.0 million shares to 41.0 million shares.  Under this and previous authorizations, we have cumulatively repurchased 34.4 million shares at a total cost of $831.8 million through January 1, 2013.  Our current share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.

On November 1, 2011, our Board approved the adoption of a trading plan under Rule 10b5-1 (“10b5-1 Plan”) of the Securities Exchange Act of 1934 (the “Act”), which was effective from December 5, 2011 through July 3, 2012.  This 10b5-1 Plan terminated on July 3, 2012, in accordance with its terms.  On May 30, 2012, our Board approved the adoption of a new 10b5-1 Plan effective from July 5, 2012 through December 31, 2012.  On November 6, 2012, our Board approved the adoption of an additional 10b5-1 Plan effective from December 6, 2012 through July 3, 2013.

On March 1, 2012, our Board approved the terms of a share repurchase plan (“10b-18 Plan”) under which we were authorized to repurchase shares of our common stock in open market transactions in accordance with Rule 10b-18 of the Act, effective from March 6, 2012 through March 9, 2012. This 10b-18 Plan terminated on March 9, 2012, in accordance with its terms.

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

	12/31/07	12/31/08	12/31/09	12/31/10	12/30/11	12/31/12
The Cheesecake Factory Incorporated	$100	$43	$91	$129	$124	$138
S&P 400 Midcap Index	$100	$63	$85	$106	$102	$119
NASDAQ Composite® (US) Index	$100	$61	$88	$104	$105	$124
Nation’s Restaurant News Index (1)	$100	$81	$100	$132	$167	$168

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

	Fiscal Year (1) (2)
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Statement of Comprehensive Income Data:
Revenues	$1,809,017	$1,757,624	$1,659,404	$1,602,020	$1,606,406

Costs and expenses:
Cost of sales	450,153	448,468	412,855	394,409	416,801
Labor expenses	580,192	567,358	536,954	528,578	533,080
Other operating costs and expenses	439,559	428,442	408,362	402,877	397,498
General and administrative expenses	104,156	96,263	95,729	97,432	83,731
Depreciation and amortization expenses	74,433	71,958	72,140	75,184	73,290
Impairment of assets and lease terminations	9,536	1,547	—	26,541	2,952
Preopening costs	12,289	10,138	5,153	3,282	11,883
Total costs and expenses	1,670,318	1,624,174	1,531,193	1,528,303	1,519,235

Income from operations	138,699	133,450	128,211	73,717	87,171
Interest and other (expense)/income, net	(4,725)	(4,307)	(17,122)	(22,410)	(13,916)
Income before income taxes	133,974	129,143	111,089	51,307	73,255
Income tax provision	35,551	33,423	29,376	8,474	20,962
Net income	$98,423	$95,720	$81,713	$42,833	$52,293

Net income per share:
Basic	$1.85	$1.70	$1.39	$0.72	$0.82
Diluted	$1.78	$1.64	$1.35	$0.71	$0.82

Weighted average shares outstanding:
Basic	53,185	56,378	58,905	59,362	63,822
Diluted	55,211	58,190	60,446	60,082	64,009

Cash dividends declared per common share	$0.24	$—	$—	$—	$—

Balance Sheet Data (at end of period):
Total cash and cash equivalents	$83,569	$48,211	$81,619	$73,715	$80,365
Investments and marketable securities	—	—	—	—	996
Total assets	1,092,167	1,022,570	1,037,307	1,054,882	1,150,698
Total long-term debt and deemed landlord financing liability, including current portion	57,172	56,961	53,577	153,331	331,273
Total stockholders’ equity	579,726	542,753	592,337	516,113	452,566

Restaurant Data
Percentage change in comparable sales	1.9%	1.8%	2.0%	(2.6)%	(4.6)%
Restaurants open at year end	177	170	163	160	159

(1)	Fiscal 2011 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks.
(2)	Fiscal 2012, 2011, 2010, 2009 and 2008 included $10.8 million, $9.6 million, $10.9 million, $14.6 million and $13.1 million, respectively, of stock-based compensation expense.

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Fiscal Year
	2012	2011	2010
Net income	$98,423	$95,720	$81,713
After-tax impact from:
Impairment of assets and lease terminations (1)	5,722	928	—
Partial IRS settlement (2)	—	(1,506)	—
Unwinding of interest rate collars (3)	—	—	4,425
Proceeds from variable life insurance contract (4)	(419)	—	—
Adjusted net income	$103,726	$95,142	$86,138

Diluted net income per share	$1.78	$1.64	$1.35
After-tax impact from:
Impairment of assets and lease terminations	0.11	0.02	—
Partial IRS settlement	—	(0.03)	—
Unwinding of interest rate collars	—	—	0.07
Realization of investment in variable life insurance contract	(0.01)	—	—
Adjusted diluted net income per share (5)	$1.88	$1.64	$1.42

(1)

Represents impairment of the carrying value of one The Cheesecake Factory restaurant in the fourth quarter of fiscal 2012 and two The Cheesecake Factory restaurants and one Grand Lux Cafe in the fourth quarter of fiscal 2011. The pre-tax amounts associated with these items were $5,469 and $1,547, respectively, and were recorded in impairment of assets and lease terminations. Also represents partial reimbursement to landlords of tenant improvement allowances and broker fees on three Grand Lux Cafe locations where we are discontinuing operations as of the end of March 2013. The pre-tax amount associated with this item was $4,067 and was recorded in impairment of assets and lease terminations in the fourth quarter of fiscal 2012. (See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report.)

(2)

Represents the partial settlement with the IRS recorded in the fourth quarter of fiscal 2011, as described in Note 13 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report. The pre-tax amount associated with this item was $719 and was recorded in interest income. The non-taxable amount associated with this item was $1,075 and was recorded in income tax provision.

(3)

Represents costs to unwind derivative instruments in conjunction with reducing the outstanding balance on our revolving credit facility. The pre-tax amount associated with this item was $7,376 and was recorded in interest expense.

(4)

Represents the proceeds realized in the second quarter of 2012 from a variable life insurance contract used to support our Executive Savings Plan, a non-qualified deferred compensation plan. This item is non-taxable and was recorded in other (expense)/income.

(5)	Diluted net income per share may not add due to rounding.

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

As of February 28, 2013, we operated 177 upscale, casual, full-service dining restaurants: 162 under The Cheesecake Factory® mark, 14 under the Grand Lux Cafe® mark and one under the RockSugar Pan Asian Kitchen® mark.  We also operated two bakery production facilities.

The Cheesecake Factory is an upscale, casual dining concept that offers more than 200 menu items including appetizers, pizza, seafood, steaks, chicken, burgers, pasta, specialty items, salads, sandwiches, omelettes and desserts, including approximately 50 varieties of cheesecake and other baked desserts.  Grand Lux Cafe and RockSugar Pan Asian Kitchen are also upscale, casual dining concepts offering approximately 200 and 80 menu items, respectively.  In contrast to many chain restaurant operations, substantially all of our menu items, except those desserts manufactured at our bakery production facilities, are prepared from scratch daily at our restaurants with high quality, fresh ingredients based on innovative and proprietary recipes.  We believe our restaurants are recognized by consumers for offering value with generous food portions at moderate prices.  Our restaurants’ distinctive, contemporary design and decor create a high-energy ambiance in a casual setting.  Our restaurants typically range in size from 7,000 to 17,000 interior square feet, provide full liquor service and are generally open seven days a week for lunch and dinner, as well as Sunday brunch.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31st for financial reporting purposes.  Fiscal years 2012 and 2010 each consisted of 52 weeks, while fiscal 2011 consisted of 53 weeks.  The estimated impact of the 53rd week in fiscal 2011 was an increase in revenue of approximately $43 million.  While certain expenses increased in direct relationship to additional revenue from the 53rd week, some expenses are incurred on a calendar month basis.

In 2011, we announced our initial expansion plans outside of the United States.  We entered into an exclusive licensing agreement with a Kuwait-based company to build and operate The Cheesecake Factory restaurants in the Middle East.  The agreement provides for the development of up to 22 restaurants in the United Arab Emirates, Kuwait, Bahrain, Qatar and the Kingdom of Saudi Arabia, with the opportunity to expand the agreement to include other markets in the Middle East, North Africa, Central and Eastern Europe, Russia and Turkey.  This licensing agreement includes an initial development fee, site and design fees and ongoing royalties on our licensee’s restaurant sales.  In addition, we will supply bakery products branded under The Cheesecake Factory trademark to our licensee’s restaurants.  Our licensee opened its first three locations in fiscal 2012 and expects to open as many as three restaurants in fiscal 2013.

In February 2013, we entered into an exclusive licensing agreement with a restaurant operator in Latin America to build and operate The Cheesecake Factory restaurants.  The agreement provides for the development of a minimum of 12 restaurants over an eight-year period throughout Mexico and Chile with the potential to expand the agreement to four other countries—Argentina, Brazil, Colombia and Peru.  This licensing agreement includes an initial development fee, site and design fees and ongoing royalties on our licensee’s restaurant sales, as well as an agreement to supply bakery products branded under The Cheesecake Factory trademark to such restaurants.  The first restaurant is expected to open in Mexico City by early fiscal 2014.  We continue to review additional opportunities to expand in markets outside of the United States.

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

In evaluating and assessing the performance of our business, we believe the following are the key performance indicators that should be taken into consideration:

•                  Comparable Restaurant Sales and Overall Revenue Growth.  Our overall revenue growth is primarily driven by comparable restaurant sales increases, revenue from new restaurant openings and royalties from additional licensed international locations.

Changes in comparable restaurant sales come from variations in guest traffic, as well as in check average.  Our strategy is to grow guest traffic by continuing to offer innovative, high quality menu items that offer guests a wide range of options in terms of flavor, price and value.  In addition, we focus on service and hospitality with the goal of delivering an exceptional guest experience.  Check average is impacted by menu price increases and/or changes in menu mix.  Our philosophy with regard to menu pricing is to use price increases to help offset key operating costs in a manner that balances protecting both our margins and guest traffic levels.  In fiscal 2012, our menu mix was influenced by check management by our guests and a shifting of menu preferences as we evolve our menu and our guests try new items.  Over time, and as the economy strengthens, we expect menu mix to stabilize, allowing us to capture more of the menu price increases we implement.

•                  Income from Operations Expressed as a Percentage of Revenues (“Operating Margins”).  Operating margins are subject to fluctuations in commodity costs, labor, restaurant-level occupancy expenses, general and administrative expenses (“G&A”), and preopening expenses.  Our objective is to gradually increase our operating margins to return to peak levels by capturing fixed cost leverage from comparable restaurant sales increases, growth in international royalties, maximizing our purchasing power as our business grows, and operating our restaurants as productively as possible.

By efficiently scaling our restaurant and bakery support infrastructure and improving our internal processes, we work toward growing G&A expenses at a slower rate than revenue growth over the long-term, which also should contribute to operating margin expansion.  However, G&A as a percentage of revenues may vary from quarter to quarter and may increase on a year over year comparative basis in the near term as we ramp up our infrastructure to support our international growth.

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

	Fiscal Year
	2012	2011	2010
Revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	24.9	25.5	24.9
Labor expenses	32.1	32.3	32.4
Other operating costs and expenses	24.3	24.3	24.6
General and administrative expenses	5.7	5.5	5.8
Depreciation and amortization expenses	4.1	4.1	4.3
Impairment of assets	0.5	0.1	—
Preopening costs	0.7	0.6	0.3

Total costs and expenses	92.3	92.4	92.3

Income from operations	7.7	7.6	7.7
Interest and other (expense)/income, net	(0.3)	(0.3)	(1.0)
Income before income taxes	7.4	7.3	6.7
Income tax provision	2.0	1.9	1.8
Net income	5.4%	5.4%	4.9%

Fiscal 2012 Compared to Fiscal 2011

Revenues

Revenues increased 2.9% to $1,809.0 million for fiscal 2012 compared to $1,757.6 million for fiscal 2011.  Excluding the impact of the 53rd week in fiscal 2011, revenues increased 5.5%.

Restaurant revenues increased 3.5% to $1,743.8 million for fiscal 2012 compared to $1,685.0 million for the prior fiscal year.  Comparable sales at The Cheesecake Factory and Grand Lux Cafe restaurants increased by 1.9%, or $30.0 million, from fiscal 2011 to fiscal 2012 driven by an increase in guest traffic of 0.7% and average check growth of 1.2%.  Increases in menu pricing were partially offset by changes in menu mix due to check management by our guests, as well as some shifting of menu preferences as our guests tried newer items.  The Cheesecake Factory and Grand Lux Cafe restaurants become eligible to enter our comparable sales base in their 19th month of operation.  At January 1, 2013, there were 13 The Cheesecake Factory restaurants and one Grand Lux Cafe not included in the comparable sales base.

Comparable sales at The Cheesecake Factory restaurants increased 2.2% in fiscal 2012 driven primarily by average check growth, as well as improved guest traffic.  We implemented effective menu price increases of approximately 1.0% and 0.8% during the first and third quarters of fiscal 2012, respectively.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, The Cheesecake Factory menu included a 1.9% increase in pricing for fiscal year 2012.  This increase in menu pricing was partially offset by changes in menu mix due to check management by our guests, as well as some shifting of menu preferences as our guests tried newer items.  Inclusive of our summer 2012 and winter 2013 menu changes, we are targeting an effective price increase of approximately 1.8% for the first half of fiscal 2013.  We plan to review our operating cost and expense trends in the spring of 2013 and consider the need for additional menu pricing in connection with our 2013 summer menu change.

Comparable sales at our Grand Lux Cafe restaurants decreased 2.0% from fiscal year 2011 driven by lower guest traffic, partially offset by an increase in average check.  With fewer restaurants in operation than The Cheesecake Factory and a number of locations that are proportionately larger in size, Grand Lux Cafe can experience greater variability in its comparable sales.  We implemented effective menu price increases of approximately 1.0% and 0.8% during the second and fourth quarters of fiscal 2012, respectively.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, the Grand Lux Cafe menu included a 1.5% increase in pricing for fiscal year 2012.  This increase in menu pricing was partially offset by changes in menu mix due to check management by our guests, as well as some shifting of menu preferences as our guests tried newer items.  Inclusive of our spring and fall 2012 menu changes, we are targeting an effective price increase of approximately 1.8% for the first half of fiscal 2013.  We are reviewing our operating cost and expense trends and are considering the need for additional menu pricing in connection with our 2013 spring menu change.

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

Total restaurant operating weeks increased 2.1% to 8,957 in fiscal 2012 from the prior year due to the opening of ten new restaurants during the trailing 15-month period.  Excluding the impact of the 53rd week in fiscal 2011, total operating weeks increased 4.1%.  Average sales per restaurant operating week increased approximately 1.4% to $194,700 in fiscal 2012 compared to fiscal 2011 due to an improvement in both guest traffic and average check.

Bakery sales to other foodservice operators, retailers and distributors (“bakery sales”) decreased 10.2% to $65.2 million in fiscal 2012 compared to $72.6 million in the prior fiscal year due primarily to a decline in sales to our warehouse club accounts.  We strive to develop and maintain long-term, growing relationships with our bakery customers, based largely on our 40-year reputation for producing high quality and creative baked desserts.  However, it is difficult to predict the timing of bakery product shipments and contribution margins on a quarterly basis, as the purchasing plans of our large-account customers may fluctuate.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses.  As a percentage of revenues, cost of sales decreased to 24.9% in fiscal 2012 compared to 25.5% in fiscal 2011.  This improvement was primarily due to lower costs for dairy, produce and fish (40 basis point decrease), as well as a 20 basis point benefit from a higher mix of restaurant sales as compared to bakery sales.

Our restaurant menus are among the most diversified in the foodservice industry and, accordingly, are not overly dependent on a few select commodities.  Changes in costs for one commodity can sometimes be offset by cost changes in other commodity categories.  The principal commodity categories for our restaurants include produce, poultry, meat, fish and seafood, dairy, bread and general grocery items.

We attempt to negotiate short-term and long-term agreements for our principal commodity, supply and equipment requirements, depending on market conditions and expected demand.  However, we are currently unable to contract for extended periods of time for certain of our commodities such as fish and many dairy items (excluding cream cheese used in our bakery operations).  Consequently, these commodities can be subject to unforeseen supply and cost fluctuations.  Cream cheese is the most significant commodity used in our bakery products.  We contracted for a substantial portion of our fiscal 2012 cream cheese requirements and purchased cream cheese on the spot market as necessary to supplement our contracted amounts.

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

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, decreased to 32.1% in fiscal 2012 compared to 32.3% in fiscal 2011.  This variance is primarily due to lower group medical insurance costs stemming from lower claims experience.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead, selling and distribution expenses.  As a percentage of revenues, other operating costs and expenses were 24.3% for both fiscal 2012 and fiscal 2011.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, as well as the restaurant field supervision, bakery administrative and corporate support organizations.  As a percentage of revenues, G&A expenses increased to 5.7% for fiscal 2012 versus 5.5% for fiscal 2011 due primarily to achievement of a higher corporate bonus target in fiscal 2012 than in the prior year.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 4.1% for both fiscal 2012 and fiscal 2011.

Impairment of Assets and Lease Terminations

In fiscal 2012, we recorded expense of $5.5 million, representing a reduction in the carrying value of one The Cheesecake Factory restaurant.  In fiscal 2011, we recorded expense of $1.5 million, representing reductions to the carrying values of three previously impaired locations, consisting of one Grand Lux Cafe and two The Cheesecake Factory restaurants.  No impairment charges were recorded in fiscal 2010.  If the economic recovery remains slow and/or we are unable to implement initiatives to reduce costs over time at certain of our locations, we may be required to record additional impairment charges in future periods.

Also in fiscal 2012, we made the business decision to discontinue operations in three of our Grand Lux Cafe restaurants, each of which was previously fully impaired, because they were not delivering the necessary sales volumes to drive our required returns.  We incurred $4.0 million in the fourth quarter of fiscal 2012 for partial reimbursement to the landlords of tenant improvement allowances and broker fees on these leases.  We expect to incur approximately $1.0 million in the first quarter of fiscal 2013 for future rent and other closing costs on these locations.

Preopening Costs

Preopening costs were $12.3 million for fiscal 2012 compared to $10.1 million for the prior fiscal year.  We incurred preopening costs to open seven The Cheesecake Factory restaurants and one Grand Lux Cafe in fiscal 2012 compared to opening seven The Cheesecake Factory restaurants during fiscal 2011.

Preopening costs include all costs to relocate and compensate restaurant management employees during the preopening period; costs to recruit and train hourly restaurant employees; and wages, travel and lodging costs for our opening training team and other support staff members.  Also included in preopening costs are expenses for maintaining a roster of trained managers for pending openings; the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs; and corporate travel and support activities.  Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Interest and Other (Expense)/Income, Net

Interest and other (expense)/income, net increased to $4.7 million of expense for fiscal 2012 compared to $4.3 million of expense for fiscal 2011.  This increase was primarily due to $0.7 million of interest income recorded in fiscal 2011 in conjunction with a partial IRS settlement as described in Note 13 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report. This was partially offset by lower interest expense associated with landlord construction allowances deemed to be financing in accordance with accounting guidance ($3.2 million in fiscal 2012 compared to $3.8 million in fiscal 2011).

Income Tax Provision

Our effective income tax rate was 26.5% for fiscal 2012 compared to 25.9% for fiscal 2011.  This increase was primarily attributable to the expiration of the Hiring Incentives to Restore Employment (“HIRE”) Act retention credit at the end of fiscal 2011 and the favorable resolution in fiscal 2011 of litigation we filed against the IRS.  These increases were partially offset by non-taxable gains in fiscal 2012 as compared to non-deductible losses in the prior year on our investments in variable life insurance used to support our Executive Savings Plan, a non-qualified deferred compensation plan.  The increases were further offset by a higher FICA tip credit in fiscal 2012 as compared to the prior year driven by higher restaurant sales and state minimum wage increases.  See Note 13 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further information on our income tax provision.

Fiscal 2011 Compared to Fiscal 2010

Revenues

Revenues increased 5.9% to $1,757.6 million for fiscal 2011, including approximately $43 million contributed by the 53rd week, compared to $1,659.4 million for fiscal 2010, a 52 week year.

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

Bakery sales to other foodservice operators, retailers and distributors decreased 0.7% to $72.6 million in fiscal 2011 compared to $73.1 million in the prior fiscal year due primarily to decreases in warehouse club and national account sales.

Cost of Sales

As a percentage of revenues, cost of sales increased to 25.5% in fiscal 2011 compared to 24.9% in fiscal 2010.  This increase was due to continuing cost pressures from certain commodities, primarily dairy and some general grocery items.

Labor Expenses

As a percentage of revenues, labor expenses decreased to 32.3% in fiscal 2011 compared to 32.4% in fiscal 2010.  This improvement was primarily due to leverage from increased comparable sales and favorable group medical insurance costs, partially offset by higher payroll taxes due to a benefit in fiscal 2010 from the federal Hiring Incentives to Restore Employment (“HIRE”) Act, which resulted in lower employer FICA costs in that year.

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

General and Administrative Expenses

As a percentage of revenues, G&A expenses decreased to 5.5% for fiscal 2011 versus 5.8% for fiscal 2010 due primarily to a lower fiscal 2011 accrual for corporate bonuses than in the prior year.

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

Impairment of Assets and Lease Terminations

In fiscal 2011, we recorded expense of $1.5 million, representing reductions to the carrying values of three previously impaired locations, consisting of one Grand Lux Cafe and two The Cheesecake Factory restaurants.  No impairment charges were recorded in fiscal 2010.

Preopening Costs

Preopening costs increased to $10.1 million for fiscal 2011 compared to $5.2 million for the prior fiscal year.  We incurred preopening costs to open seven The Cheesecake Factory restaurants in fiscal 2011 compared to opening three The Cheesecake Factory restaurants during fiscal 2010.

Interest and Other (Expense)/Income, Net

Interest and other (expense)/income, net decreased to $4.3 million of expense for fiscal 2011 compared to $17.1 million of expense for fiscal 2010, due primarily to $7.4 million recorded in fiscal 2010 to unwind an interest rate collar.  In addition, we had no outstanding borrowings under our Facility during fiscal 2011 as compared to a $66.2 million average debt balance in the prior year.  (See Notes 1 and 7 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our derivative financial instruments and long-term debt, respectively.)  Interest expense also included $3.8 million and $3.6 million in fiscal 2011 and fiscal 2010, respectively, associated with landlord construction allowances deemed to be financing in accordance with accounting guidance.

Income Tax Provision

Our effective income tax rate was 25.9% for fiscal 2011 compared to 26.4% for fiscal 2010.  This decrease was primarily attributable to the HIRE Act retention credit in fiscal 2011 and the favorable resolution of litigation we filed against the IRS.  These decreases were partially offset by non-deductible losses in fiscal 2011 as compared non-taxable gains in fiscal 2010 on our investments in variable life insurance use to support our ESP, as well as deleverage from our FICA tip credit on higher pretax income.  See Note 13 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our income tax provision.

Fiscal 2013 Outlook

This discussion contains forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes in Part IV, Item 15 of this report, the “Risk Factors” included in Part I, Item 1A of this report, and the cautionary statements included throughout this report.

We estimate diluted earnings per share for fiscal 2013 will be between $2.10 and $2.18, or 12% to 15% growth over fiscal year 2012, which is in line with our longer term objective to deliver an average mid-teens earnings per share growth rate.  This estimate is based on an assumed comparable restaurant sales increase in a range between 1.5% and 2.5% and does not include approximately $1.0 million in expenses we expect to record in the first quarter of fiscal 2013 for future rent and other closing costs related to the three Grand Lux Cafe restaurants whose operations we are discontinuing as of the end of March 2013.

We expect to increase our operating margin by approximately 30 to 40 basis points in fiscal 2013, a step closer to our goal of returning to peak operating margin levels.  This improvement will be driven primarily by our international growth, as we gain a full year of royalties from the initial three Middle East locations opened in fiscal 2012, with as many as three more locations expected to open in fiscal 2013.  In addition, we should see some benefits to cost of sales from efficiency gains and a higher mix of restaurant sales as compared to bakery sales.  We currently expect food cost inflation of approximately 3% and a corporate tax rate of between 29% and 30%.

In fiscal 2013, we plan to open as many as eight to ten new restaurants.  This includes the relocation of two or three restaurants as we take the opportunity to optimize where our restaurants are located in certain trade areas.  In addition to these Company-owned locations, we currently expect as many as three licensed The Cheesecake Factory restaurants to open internationally in fiscal 2013.

We expect cash capital expenditures in fiscal 2013 to range between $100 million and $120 million.  We expect to generate free cash flow (defined as cash flow from operations less capital expenditures) of $85 million to $110 million and plan to return the majority of this amount to shareholders in the form of dividends and share repurchases.

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

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (dollar amounts in millions):

	Fiscal Year
	2012	2011	2010

Cash provided by operating activities	$195.5	$196.1	$167.1
Capital expenditures	$(86.4)	$(76.7)	$(41.8)
Proceeds from exercise of stock options	$39.3	$16.1	$30.6
Repayment on credit facility	$—	$—	$(100.0)
Cash dividends paid	$(12.8)	$—	$—
Purchase of treasury stock	$(101.4)	$(172.1)	$(52.1)

During fiscal 2012, our cash and cash equivalents increased by $35.4 million to $83.6 million at January 1, 2013.  This increase was primarily attributable to cash provided by operating activities and proceeds from exercises of employee stock options, partially offset by treasury stock purchases, capital expenditures and dividend payments.  See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of cash and cash equivalents.

Capital expenditures were higher in fiscal 2012 compared to fiscal 2011 and 2010 due primarily to the number of restaurants opened in each year (eight, seven and three, respectively.)  Capital expenditures for new restaurants, including locations under development as of each fiscal year end were $50.3 million, $46.9 million and $15.0 million for fiscal 2012, 2011 and 2010, respectively.  Fiscal 2012 capital expenditures also included $18.1 million for our existing restaurants and approximately $18.0 million for bakery and corporate capacity and infrastructure investments.

For fiscal 2013, we currently estimate our cash outlays for capital expenditures to range between $100 million and $120 million, net of agreed-upon up-front cash landlord construction contributions and excluding $11.5 million of expected noncapitalizable preopening costs for new restaurants.  The amount reflected as additions to property and equipment in the consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each lease (See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report).  Our estimate for capital expenditures for fiscal 2013 contemplates a net outlay of $64 million to $75 million for as many as eight to ten restaurants expected to be opened during fiscal 2013 and estimated construction-in-progress disbursements for anticipated early fiscal 2014 openings.  Expected fiscal 2013 capital expenditures also include $28 million to $32 million for maintenance, enhancements and capacity additions to our existing restaurants and $8 million to $13 million for bakery and corporate infrastructure investments.

At January 1, 2013, we had no borrowings outstanding under our $200 million revolving credit facility (“Facility”) nor did we withdraw or repay any amounts under this Facility during fiscal years 2012 and 2011.  Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of January 1, 2013, we had net availability for borrowings of $178 million, based upon a zero outstanding debt balance and $22 million in standby letters of credit.  In addition, our Facility limits our cash distributions with respect to our equity interests, such as cash dividends and share repurchases.  We were in compliance with the financial covenants in effect under the Facility at January 1, 2013.  (See Note 7 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.)

During fiscal 2008 and 2007, we entered into several zero-cost interest rate collars that hedged interest rate variability on a portion of outstanding borrowings on our Facility.  During fiscal 2010 and 2009, in conjunction with repayments on our Facility, we unwound our derivatives at a cost of $7.4 million in each year.  We had no derivative instruments outstanding at either January 1, 2013 or January 3, 2012.  (See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our derivative financial instruments.)

Prior to fiscal 2012, we had not declared any cash dividends.  On July 23, 2012, our Board approved the initiation of a cash dividend to our stockholders which is subject to quarterly Board approval.  A cash dividend of $0.12 per common share was declared during both the third and fourth quarters of fiscal 2012 totaling $12.9 million.  On an annualized basis, the quarterly dividend payment equals approximately 25% of our adjusted full year 2012 net income.  See Non-GAAP Measures in Part II, Item 6 — Selected Financial Data for the reconciliation of GAAP net income to non-GAAP adjusted net income.

On October 17, 2011, our Board increased the authorization to repurchase our common stock by 10.0 million shares to 41.0 million shares.  Under this and previous authorizations, we have cumulatively repurchased 34.4 million shares at a total cost of $831.8 million through January 1, 2013.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  (See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our repurchase authorization and methods.)

Based on our current expansion objectives, we believe that during the upcoming 12 months our cash and cash equivalents, combined with expected cash flows provided by operations, available borrowings under our Facility and expected landlord construction contributions should be sufficient in the aggregate to finance our capital allocation strategy, including capital expenditures, share repurchases and cash dividends, and allow us to consider additional possible capital allocation strategies, such as the acquisition of other growth vehicles.  We continue to plan to return the majority of our free cash flow after capital expenditures to shareholders in the form of dividends and share repurchases.

As of January 1, 2013, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties.  Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of January 1, 2013 (amounts in millions):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Contractual obligations
Leases (1)	$916.0	$69.8	$139.4	$137.3	$569.5
Long-term debt	—	—	—	—	—
Purchase obligations (2)	97.9	88.7	8.3	0.9	0.0
Uncertain tax positions (3)	0.8	—	0.8	—	—
Total	$1,014.7	$158.5	$148.5	$138.2	$569.5

Other commercial commitments
Standby letters of credit	$22.0	$—	$—	$22.0	$—

(1)         Represents aggregate minimum lease payments for our restaurant operations, automobiles and certain equipment, including amounts characterized as deemed landlord financing payments in accordance with accounting guidance.  (See Note 1 in Notes to Consolidated Financial Statements in Part IV, Item 15 of this report.)  Most of our leases also require contingent rent in addition to the minimum base rent based on a percentage of sales ranging from 3% to 10% and require payment of expenses incidental to the use of the property.

(2)         Purchasing obligations represent commitments for the purchase of goods and estimated construction commitments, net of agreed-upon up-front landlord construction contributions.  Amounts exclude agreements that are cancelable without significant penalty.

(3)         Represents liability for uncertain tax positions.  (See Note 13 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of income taxes.)

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

Property and Equipment

We record property and equipment at cost less accumulated depreciation.  Improvements are capitalized while repairs and maintenance costs are expensed as incurred.  Depreciation and amortization are calculated using the straight-line method over the estimated useful life of each asset or lease term, whichever is shorter.  The useful life of property and equipment and the determination as to what constitutes a capitalized cost versus a repair and maintenance expense involves judgment by management, which may produce materially different amounts of repairs and maintenance or depreciation expense than if different assumptions were used.

Impairment of Long-Lived Assets

We assess the potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable.  Factors considered include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends.  We regularly review any restaurants that are cash flow negative for the previous four quarters to determine if impairment testing is warranted.  At any given time, we may be monitoring a small number of locations, and future impairment charges could be required if individual restaurant performance does not improve.

We have determined that our asset group for impairment testing is comprised of the assets and liabilities of each of our individual restaurants, as this is the lowest level of identifiable cash flows.  We have identified leasehold improvements as the primary asset because it is the most significant component of our restaurant assets, it is the principal asset from which our restaurants derive their cash flow generating capacity and it has the longest remaining useful life.  The recoverability is assessed in most cases by comparing the carrying value of the assets to the undiscounted cash flows expected to be generated by these assets.

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

In fiscal 2012, we recorded expense of $5.5 million, representing a reduction in the carrying value of one The Cheesecake Factory restaurant.  In fiscal 2011, we recorded expense of $1.5 million, representing additional reductions to the carrying values of three previously impaired locations, consisting of one Grand Lux Cafe and two The Cheesecake Factory restaurants.  No impairment charges were recorded in fiscal 2010.  If the economic recovery remains slow and/or we are unable to implement initiatives to reduce costs over time at certain of our locations, we may be required to record additional impairment charges in future periods.

Leases

We currently lease all of our restaurant locations.  We evaluate each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes.  All of our restaurant leases are classified as operating leases.  Minimum base rent, which generally escalates over the term of the lease, is recorded on a straight-line basis over the lease term.  The initial lease term includes the build-out, or rent holiday period, for our leases, where no rent payments are typically due under the terms of the lease.  Contingent rent expense, which is based on a percentage of revenue, is recorded as incurred to the extent it exceeds minimum base rent per the lease agreement.

We expend cash for leasehold improvements and FF&E to build out and equip our leased premises.  We may also expend cash for structural additions that we make to leased premises.  Generally a portion of the leasehold improvements and building costs are reimbursed to us by our landlords as construction contributions.  If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against our future minimum or percentage rents or a combination thereof.  Depending on the specifics of the leased space and the lease agreement, amounts paid for structural components are recorded during the construction period as either prepaid rent or construction-in-progress, and the landlord construction contributions are recorded as either an offset to prepaid rent or as a deemed landlord financing liability.

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

Gift Card Revenue Recognition

We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants or on our website.  Based on our historical gift card redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.”  Breakage is recognized in proportion to historical redemption trends and is classified as revenues in our consolidated statement of comprehensive income.  Utilizing this method, we estimate both the amount of breakage and the time period of redemption.  If actual redemption patterns vary from our estimates, actual gift card breakage income may differ from the amounts recorded.

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

Stock-Based Compensation

We apply the Black-Scholes valuation model in determining the fair value of stock option grants, which requires the use of assumptions, including the volatility of our common stock price and the length of time staff members will retain their vested stock options prior to exercise.  Additionally, we estimate the expected forfeiture rate related to stock options, restricted shares and restricted share units in determining the amount of stock-based compensation expense for each period.  Changes in these assumptions can materially affect our results of operations.  (See Note 11 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of stock-based compensation.)

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

Impact of Inflation

The impact of inflation on food costs, labor, and other supplies and services could adversely impact our financial results.  While we have been able to partially offset increases in the costs of key operating resources by gradually raising prices for our menu items and bakery products, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future.

ITEM 7A.                                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains forward-looking statements.  Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

We are exposed to market risk from interest rate changes on our funded debt.  This exposure relates to the component of the interest rate on our $200 million revolving credit facility (“Facility”) that is indexed to three-month LIBOR.  As of both January 1, 2013 and January 3, 2012, we had no debt outstanding under the Facility.  Therefore, we had no exposure to interest rate fluctuations on funded debt at those dates.  (See Note 7 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our ESP, to the extent these investments are not equivalent to the related liability.  In addition, because changes in these investments are not taxable, the full impact of gains or losses affects net income.  Based on balances at January 1, 2013 and January 3, 2012, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes.  However, net income would have declined by $1.1 million at January 1, 2013 and $0.9 million at January 3, 2012.

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

ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 1, 2013.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 1, 2013 on the criteria in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 1, 2013.

The effectiveness of our internal control over financial reporting as of January 1, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 of this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter ended January 1, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information with respect to our executive officers is included in Part I, Item 1 of this report.  Other information required by this item is hereby incorporated by reference from the sections entitled “Election of Directors,” “Board of Directors and Corporate Governance,” “Designation of Audit Committee Financial Experts,” “Committees of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 30, 2013 (the “Proxy Statement”).

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders’ of The Cheesecake Factory Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of The Cheesecake Factory Incorporated and its subsidiaries at January 1, 2013 and January 3, 2012, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 28, 2013

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 1, 2013	January 3, 2012
ASSETS
Current assets:
Cash and cash equivalents	$83,569	$48,211
Accounts receivable	14,558	11,334
Income tax receivable	—	5,472
Other receivables	48,100	32,096
Inventories	28,836	28,210
Prepaid expenses	39,887	36,498
Deferred income taxes	15,257	14,574

Total current assets	230,207	176,395

Property and equipment, net	764,418	758,503

Other assets:
Intangible assets, net	17,829	14,674
Prepaid rent	50,793	49,490
Other	28,920	23,508

Total other assets	97,542	87,672

Total assets	$1,092,167	$1,022,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,998	$36,159
Income tax payable	1,213	—
Other accrued expenses	204,823	187,081

Total current liabilities	253,034	223,240

Deferred income taxes	91,852	103,927
Deferred rent	76,144	69,742
Deemed landlord financing liability	55,123	55,086
Other noncurrent liabilities	36,288	27,822
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 87,812,022 and 85,863,313 shares issued at January 1, 2013 and January 3, 2012, respectively	878	859
Additional paid-in capital	508,130	455,339
Retained earnings	902,532	816,977
Treasury stock 34,414,222 and 31,196,128 shares at cost at January 1, 2013 and January 3, 2012, respectively	(831,814)	(730,422)

Total stockholders’ equity	579,726	542,753

Total liabilities and stockholders’ equity	$1,092,167	$1,022,570

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Fiscal Year
	2012	2011	2010
Revenues	$1,809,017	$1,757,624	$1,659,404
Costs and expenses:
Cost of sales	450,153	448,468	412,855
Labor expenses	580,192	567,358	536,954
Other operating costs and expenses	439,559	428,442	408,362
General and administrative expenses	104,156	96,263	95,729
Depreciation and amortization expenses	74,433	71,958	72,140
Impairment of assets and lease terminations	9,536	1,547	—
Preopening costs	12,289	10,138	5,153
Total costs and expenses	1,670,318	1,624,174	1,531,193
Income from operations	138,699	133,450	128,211
Interest and other (expense)/income, net	(4,725)	(4,307)	(17,122)
Income before income taxes	133,974	129,143	111,089
Income tax provision	35,551	33,423	29,376
Net income	$98,423	$95,720	$81,713
Other comprehensive income, net	—	—	—
Comprehensive income	$98,423	$95,720	$81,713

Net income per share:
Basic	$1.85	$1.70	$1.39
Diluted	$1.78	$1.64	$1.35

Weighted average shares outstanding:
Basic	53,185	56,378	58,905
Diluted	55,211	58,190	60,446

Cash dividends declared per common share	$0.24	$—	$—

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total
Balance, December 29, 2009	83,377	$834	$386,562	$639,544	$(4,619)	$(506,208)	$516,113
Comprehensive income:
Net income	—	—	—	81,713	—	—	81,713
Net unrealized loss on derivative financial instruments	—	—	—	—	41	—	41
Loss reclassified into income due to cancellation of derivative financial instruments	—	—	—	—	4,578	—	4,578
Total comprehensive income							86,332
Issuance of common stock from stock options exercised	1,437	14	30,563	—	—	—	30,577
Tax impact of stock options exercised, net of cancellations	—	—	233	—	—	—	233
Stock-based compensation	—	—	11,169	—	—	—	11,169
Issuance of restricted stock, net of forfeitures	98	1	—	—	—	—	1
Purchase of treasury stock	—	—	—	—	—	(52,088)	(52,088)
Balance, December 28, 2010	84,912	849	428,527	721,257	—	(558,296)	592,337
Net income	—	—	—	95,720	—	—	95,720
Issuance of common stock from stock options exercised	767	8	16,138	—	—	—	16,146
Tax impact of stock options exercised, net of cancellations	—	—	844	—	—	—	844
Stock-based compensation	—	—	9,830	—	—	—	9,830
Issuance of restricted stock, net of forfeitures	184	2	—	—	—	—	2
Purchase of treasury stock	—	—	—	—	—	(172,126)	(172,126)
Balance, January 3, 2012	85,863	859	455,339	816,977	—	(730,422)	542,753
Net income	—	—	—	98,423	—	—	98,423
Cash dividends declared	—	—	—	(12,868)	—	—	(12,868)
Issuance of common stock from stock options exercised	1,696	17	39,266	—	—	—	39,283
Tax impact of stock options exercised, net of cancellations	—	—	2,435	—	—	—	2,435
Stock-based compensation	—	—	11,090	—	—	—	11,090
Issuance of restricted stock, net of forfeitures	253	2	—	—	—	—	2
Purchase of treasury stock	—	—	—	—	—	(101,392)	(101,392)
Balance, January 1, 2013	87,812	$878	$508,130	$902,532	$—	$(831,814)	$579,726

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2012	2011	2010

Cash flows from operating activities:
Net income	$98,423	$95,720	$81,713
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	74,433	71,958	72,140
Deferred income taxes	(12,758)	7,907	(4,087)
Impairment of assets	5,469	1,547	—
Realized loss on derivative financial instruments	—	—	7,376
Stock-based compensation	10,838	9,635	10,913
Tax impact of stock options exercised, net of cancellations	2,435	844	233
Excess tax benefit related to stock options exercised	(2,801)	(741)	(3,357)
Other	1,259	1,023	178
Changes in assets and liabilities:
Accounts receivable	(3,224)	4,850	(4,832)
Other receivables	(16,004)	(4,800)	179
Inventories	(626)	(5,174)	(834)
Prepaid expenses	(3,389)	(8,153)	(474)
Other assets	(6,533)	(545)	562
Accounts payable	10,839	3,508	(1,297)
Income taxes receivable/payable	6,685	(1,632)	(1,964)
Termination of derivative financial instruments	—	—	(7,376)
Other accrued expenses	30,325	20,117	17,984
Cash provided by operating activities	195,371	196,064	167,057

Cash flows from investing activities:
Additions to property and equipment	(86,442)	(76,746)	(41,847)
Additions to intangible assets	(1,712)	(870)	(1,821)
Cash used in investing activities	(88,154)	(77,616)	(43,668)

Cash flows from financing activities:
Deemed landlord financing proceeds	2,098	5,070	4,198
Deemed landlord financing payments	(1,887)	(1,687)	(1,529)
Proceeds from exercise of employee stock options	39,283	16,146	30,577
Excess tax benefit related to stock options exercised	2,801	741	3,357
Cash dividends paid	(12,762)	—	—
Repayment on credit facility	—	—	(100,000)
Purchase of treasury stock	(101,392)	(172,126)	(52,088)
Cash used in financing activities	(71,859)	(151,856)	(115,485)

Net change in cash and cash equivalents	35,358	(33,408)	7,904
Cash and cash equivalents at beginning of period	48,211	81,619	73,715
Cash and cash equivalents at end of period	$83,569	$48,211	$81,619

Supplemental disclosures:
Interest paid	$4,434	$4,250	$17,492
Income taxes paid	$40,954	$27,246	$31,038

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies:

Description of Business

The Cheesecake Factory Incorporated (referred to herein as the “Company” or in the first person notations “we,” “us” and “our”) operates 177 company-owned upscale, casual, full-service dining restaurants under The Cheesecake Factory®, Grand Lux Cafe® and RockSugar Pan Asian Kitchen® marks.  Additionally, we operate two bakery production facilities that produce baked desserts and other products for our company-owned and licensed restaurants, as well as for other foodservice operators, retailers and distributors.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and its wholly owned subsidiaries.  All intercompany accounts and transactions for the periods presented have been eliminated in consolidation.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31st for financial reporting purposes.  Fiscal years 2012 and 2010 each consisted of 52 weeks, while fiscal 2011 consisted of 53 weeks.  Fiscal year 2013 will consist of 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions for the reporting periods covered by the financial statements.  These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Amounts receivable from credit card processors, totaling $9.8 million and $6.4 million at January 1, 2013 and January 3, 2012, respectively, are considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.  Checks issued, but not yet presented for payment to our bank, are reflected as a reduction of cash and cash equivalents.

Accounts and Other Receivables

Our accounts receivable principally result from credit sales to bakery customers.  Other receivables consist of various amounts due from our gift card resellers, insurance providers, landlords and others in the ordinary course of business.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are cash and cash equivalents and receivables.  We maintain our day-to-day operating cash balances in non-interest-bearing transaction accounts, which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  We invest our excess cash in a money market deposit account, which is insured by the FDIC up to $250,000.  Although we maintain balances that exceed the federally insured limit, we have not experienced any losses related to this balance, and we believe credit risk to be minimal.

We consider the concentration of credit risk for accounts receivable to be minimal due to the payment histories and general financial condition of our larger outside bakery customers.  Concentration of credit risk related to other receivables is limited as this balance is comprised primarily of amounts due from our gift card resellers, as well as from our landlords for the reimbursement of tenant improvements and third-party insurers.

Fair Value of Financial Instruments

For cash and cash equivalents, the carrying amount approximates fair value because of the short maturity of these instruments.  The fair value of deemed landlord financing liabilities is determined using current applicable rates for similar instruments as of the balance sheet date (fair value hierarchy Level 2 per ASC 820, “Fair Value Measurement”).  At January 1, 2013, the fair value of our deemed landlord financing liabilities is $55.7 million versus a carrying value of $57.2 million.

Inventories

Inventories consist of restaurant food and other supplies, bakery raw materials, and bakery finished goods and are stated at the lower of cost or market on an average cost basis at the restaurants and on a first-in, first-out basis at the bakeries.

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

Impairment of Long-Lived Assets

We assess the potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable.  Factors considered include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends.  We regularly review any restaurants that are cash flow negative for the previous four quarters to determine if impairment testing is warranted.  At any given time, we may be monitoring a small number of locations, and future impairment charges could be required if individual restaurant performance does not improve.

We have determined that our asset group for impairment testing is comprised of the assets and liabilities of each of our individual restaurants, as this is the lowest level of identifiable cash flows.  We have identified leasehold improvements as the primary asset because it is the most significant component of our restaurant assets, it is the principal asset from which our restaurants derive their cash flow generating capacity and it has the longest remaining useful life.  The recoverability is assessed in most cases by comparing the carrying value of the assets to the undiscounted cash flows expected to be generated by these assets.  Impairment losses are measured as the amount by which the carrying values of the assets exceed their fair values.

In fiscal 2012, we recorded expense of $5.5 million, representing a reduction in the carrying value of one The Cheesecake Factory restaurant.  In fiscal 2011, we recorded expense of $1.5 million, representing additional reductions to the carrying values of three previously impaired locations, consisting of one Grand Lux Cafe and two The Cheesecake Factory restaurants.  These expenses were recorded in impairment of assets and lease terminations.  No impairment charges were recorded in fiscal 2010.  If the economic recovery remains slow and/or we are unable to implement initiatives to reduce costs over time at certain of our locations, we may be required to record additional impairment charges in future periods.

Indefinite-Lived Assets

Our trademarks and transferable alcoholic beverage licenses have indefinite lives and, therefore, are not subject to amortization.  At January 1, 2013, the amounts included in intangibles, net for these items were $5.2 million and $5.6 million, respectively.  We test these assets for impairment at least annually by comparing the fair value of each asset with its carrying amount.

Lease Terminations

In fiscal 2012, we made the business decision to discontinue operations in three of our Grand Lux Cafe restaurants, each of which was previously fully impaired, because they were not delivering the necessary sales volumes to drive our required returns.  We incurred $4.0 million in the fourth quarter of fiscal 2012 for partial reimbursement to the landlords of tenant improvement allowances and broker fees on these leases.  These expenses were recorded in impairment of assets and lease terminations.  We expect to incur approximately $1.0 million in the first quarter of fiscal 2013 for future rent and other closing costs on these locations.

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

Derivative Financial Instruments

During fiscal 2008 and 2007, we entered into several zero-cost interest rate collars that hedged interest rate variability on a portion of outstanding borrowings on our Facility.  During fiscal 2010 and 2009, in conjunction with repayments on our Facility, we unwound our derivatives at a cost of $7.4 million in each year.  We had no derivative instruments outstanding at January 1, 2013 or January 3, 2012.

We formally documented the relationship between the hedging instruments and the hedged items, as well as our risk management objective and strategy for undertaking hedge transactions.  These interest rate collars qualified for hedge accounting as cash flow hedges.  Accordingly, we recognized these derivatives at fair value as either assets or liabilities on the consolidated balance sheets.  All changes in fair value were recorded in accumulated other comprehensive income and subsequently reclassified into earnings when the related interest expense on the underlying borrowing was recognized.  Changes in the fair value of our interest rate collars were expected to be perfectly effective in offsetting the variability in interest payments attributable to fluctuations in three-month LIBOR rates above the cap rates and below the floor rates specified in the respective agreements.  If, at any time, we determined an interest rate collar to be ineffective, in whole or in part, due to modifications in the interest rate collar or the underlying credit facility, prospective changes in fair value of the portion of the derivative determined to be ineffective would have been recognized as a gain or loss in the consolidated statements of operations.  We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes.

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

We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants or on our website.  Based on our historical gift card redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.”  Breakage is recognized in proportion to historical redemption trends and is classified as revenues in our consolidated statement of comprehensive income.  We recognized $5.7 million, $2.4 million and $2.7 million of gift card breakage in fiscal years 2012, 2011 and 2010, respectively.  Incremental direct costs related to gift card sales, including commissions and credit card fees, are deferred and recognized in earnings in the same pattern as the related gift card revenue.

Certain of our promotional programs have included multiple element arrangements that incorporate both delivered and undelivered components.  Through fiscal 2010, we allocated revenue to each undelivered element based on vendor-specific objective evidence of fair value, which is the price charged when that element is sold separately.  These revenues were deferred and subsequently recognized when these elements were delivered.  Any residual revenue was allocated to the delivered component and recognized at the time of the original transaction.  New guidance for revenue recognition of arrangements with multiple deliverables went into effect for us in fiscal 2011.  We now allocate revenue using the relative selling price of each deliverable and recognize it upon delivery of each component.

Leases

We currently lease all of our restaurant locations.  We evaluate each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes.  All of our restaurant leases are classified as operating leases.  Minimum base rent, which generally escalates over the term of the lease, is recorded on a straight-line basis over the lease term.  The initial rent term includes the build-out, or rent holiday period, for our leases, where no rent payments are typically due under the terms of the lease. Contingent rent expense, which is based on a percentage of revenue, is recorded to the extent it exceeds minimum base rent per the lease agreement.

We expend cash for leasehold improvements and FF&E to build out and equip our leased premises.  We may also expend cash for structural additions that we make to leased premises.  Generally a portion of the leasehold improvements and building costs are reimbursed to us by our landlords as construction contributions.  If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against our future minimum or percentage rents, or a combination thereof.  Depending on the specifics of the leased space and the lease agreement, amounts paid for structural components are recorded during the construction period as either prepaid rent or construction-in-progress and the landlord construction contributions are recorded as either an offset to prepaid rent or as a deemed landlord financing liability.

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

Advertising Costs

We expense advertising production costs at the time the advertising first takes place; all other advertising costs are expensed as incurred. Most of our advertising costs are included in other operating costs and expenses and were $5.8 million, $6.2 million and $7.3 million in fiscal 2012, 2011 and 2010, respectively.

Preopening Costs

Preopening costs include all costs to relocate and compensate restaurant management employees during the preopening period; costs to recruit and train hourly restaurant employees; and wages, travel and lodging costs for our opening training team and other support staff members.  Also included in preopening costs are expenses for maintaining a roster of trained managers for pending openings; the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs; and corporate travel and support activities.  We expense preopening costs as incurred.

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

We account for uncertain tax positions under Financial Accounting Standards Board guidance, which prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized.  The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement.  See Note 13 for information regarding changes in our unrecognized tax benefits during fiscal 2012.

Net Income per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  At January 1, 2013, January 3, 2012 and December 28, 2010, 1.3 million, 0.8 million and 0.5 million shares, respectively, of restricted stock issued to employees were unvested, and therefore excluded from the calculation of basic earnings per share for each of the fiscal years ended on those dates.  Diluted net income per share includes the dilutive effect of outstanding equity awards, calculated using the treasury stock method.  Assumed proceeds from the in-the-money options include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by FASB Accounting Standards Codification 718, “Compensation — Stock Option Compensation.”

	Fiscal Year
	2012	2011	2010
	(In thousands, except per share data)

Net income	$98,423	$95,720	$81,713

Basic weighted average shares outstanding	53,185	56,378	58,905
Dilutive effect of equity awards	2,026	1,812	1,541

Diluted weighted average shares outstanding	55,211	58,190	60,446

Basic net income per share	$1.85	$1.70	$1.39

Diluted net income per share	$1.78	$1.64	$1.35

Shares of common stock equivalents of 2.9 million, 3.4 million and 4.4 million for fiscal 2012, 2011 and 2010, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

We began paying a cash dividend to our shareholders during the third quarter of fiscal 2012.  Certain of our restricted stock awards are considered participating securities as these awards include non-forfeitable rights to dividends with respect to unvested shares.  As such, they must be included in the computation of earnings per share pursuant to the two-class method.  Under the two-class method, a portion of net income is allocated to participating securities, and therefore is excluded from the calculation of earnings per share allocated to common shares.  The calculation of basic and diluted earnings per share pursuant to the two-class method results in an immaterial difference from the amounts displayed in the consolidated statements of comprehensive income.

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investment by and distribution to owners.  Comprehensive income reported on our consolidated statements of stockholders’ equity consists of net income, the unrealized portion of changes in the fair value of our cash flow hedges and the losses reclassified into income due to cancellations of our cash flow hedges.  For fiscal year 2012 and 2011, our comprehensive income consisted solely of net income.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued guidance that provides entities with an option to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary.  If an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required.  However, if an entity concludes otherwise, quantitative testing is not required.  This standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  We do not expect that the adoption of this standard will have a material impact on our financial statements.

In June 2011, the FASB issued guidance that eliminated the previous option to report other comprehensive income and its components in the statement of changes in equity.  Companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements.  There are no changes to the accounting for items within comprehensive income.  This standard impacts presentation only and became effective for us in the first quarter of fiscal 2012.  In February 2013, the FASB issued additional guidance that requires companies to present information about reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements.  This standard impacts presentation only and becomes effective for us in the first quarter of fiscal 2013.

2.     Other Receivables:

Other receivables consisted of (in thousands):

	January 1, 2013	January 3, 2012

Receivable from gift card resellers	$21,470	$15,028
Other	26,630	17,068
Total	$48,100	$32,096

3.     Inventories:

Inventories consisted of (in thousands):

	January 1, 2013	January 3, 2012

Restaurant food and supplies	$13,243	$12,717
Bakery finished goods and work in progress	10,070	9,991
Bakery raw materials and supplies	5,523	5,502
Total	$28,836	$28,210

4.     Prepaid Expenses:

Prepaid expenses consisted of (in thousands):

	January 1, 2013	January 3, 2012

Gift card costs	$13,159	$11,600
Rent	13,572	12,671
Other	13,156	12,227
Total	$39,887	$36,498

5.     Property and Equipment:

Property and equipment consisted of (in thousands):

	January 1, 2013	January 3, 2012

Land and related improvements	$15,632	$13,410
Buildings	20,143	17,692
Leasehold improvements	934,493	889,049
Fixtures and equipment	336,273	310,850
Computer software and equipment	49,174	48,289
Restaurant smallware	25,961	24,834
Construction in progress	10,727	19,606

Property and equipment, total	1,392,403	1,323,730
Less: accumulated depreciation	(627,985)	(565,227)
Property and equipment, net	$764,418	$758,503

Depreciation expenses related to property and equipment for fiscal 2012, 2011 and 2010 were $74.0 million, $71.4 million and $71.5 million, respectively.  Repair and maintenance expenses for fiscal 2012, 2011 and 2010 were $40.8 million, $38.1 million and $34.0 million, respectively.

6.     Other Accrued Expenses:

Other accrued expenses consisted of (in thousands):

	January 1, 2013	January 3, 2012

Gift cards	$78,266	$68,768
Insurance	42,026	38,154
Salaries and wages	28,506	23,543
Employee benefits	14,591	13,807
Payroll and sales taxes	12,501	15,520
Other	28,933	27,289
Total	$204,823	$187,081

7.     Long-Term Debt:

In December 2010, we entered into a five-year credit agreement (“Facility”) that provides us with revolving loan commitments that total $200 million, including letter of credit subfacility commitments that total $35 million.  The Facility contains a commitment increase feature that could provide for an additional $50 million in available credit upon our request and the satisfaction of certain conditions.  In conjunction with the entry into the new Facility, we terminated our prior credit facility dated April 2007, as amended March 2008 and January 2009.  We had no outstanding borrowings under the Facility at January 1, 2013 or January 3, 2012 nor did we withdraw or repay any amounts under this Facility during fiscal years 2012 and 2011.

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

We are obligated to maintain certain financial covenants, which include a maximum Adjusted Debt to trailing 12-month EBITDAR ratio (“Adjusted Debt Ratio”) of 4.0, as well as a trailing 12-month minimum EBITDAR to interest and rental expense ratio (“EBITDAR Ratio”) of 1.9.  At January 1, 2013, our Adjusted Debt and EBITDAR Ratios were 2.7 and 2.9, respectively.  Therefore we were in compliance with the financial covenants in effect under the Facility at that date.  The Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on these ratios.

Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of January 1, 2013, we had net availability for borrowings of $178 million, based on a zero outstanding debt balance and $22 million in standby letters of credit.

8.     Other Noncurrent Liabilities:

Other noncurrent liabilities consisted of (in thousands):

	January 1, 2013	January 3, 2012

Executive savings plan	$27,249	$21,670
Other	9,039	6,152
Total	$36,288	$27,822

See Note 12 for further discussion of executive savings plan.

9.     Commitments and Contingencies:

We lease all of our restaurant locations under operating leases, with remaining terms ranging from less than one year to 20 years, excluding unexercised renewal options.  The restaurant leases typically include land and building shells, require contingent rent above the minimum base rent payments based on a percentage of sales ranging from 3% to 10%, have escalating minimum rent requirements over the term of the lease and require various expenses incidental to the use of the property.  A majority of our leases provide for a reduced level of overall rent obligation should specified co-tenancy requirements not be satisfied.  Most leases have renewal options.  Many of our leases also provide early termination rights permitting us to terminate the lease prior to expiration in the event our sales are below a stated level for a period of time, generally conditioned upon repayment of the unamortized allowances contributed by landlords to the build out of the leased premises.  We also lease automobiles and certain equipment under operating lease agreements.

As of January 1, 2013, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows (in thousands):

2013	$69,812
2014	69,638
2015	69,808
2016	69,066
2017	68,181
Thereafter	569,545
Total	$916,050

Rent expense on all operating leases was as follows (in thousands):

	Fiscal Year
	2012	2011	2010
Straight-lined minimum base rent	$68,524	$65,920	$62,981
Contingent rent	20,104	19,909	18,696
Other charges	28,039	25,960	25,335
Total	$116,667	$111,789	$107,012

We enter into various obligations for the purchase of goods and for the construction of restaurants.  At January 1, 2013, our purchase obligations approximated $97.9 million, $88.7 of which is due in fiscal 2013.  (See Contractual Obligations and Commercial Commitments in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on our purchase obligations.)

As credit guarantees to insurers, we have $22.0 million in standby letters of credit related to our self-insurance liabilities.  All standby letters of credit are renewable annually.

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employee health benefits and other insurable risks.  The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR”) as of the balance sheet date.  Our estimated liabilities are not discounted and are based on information provided by our insurance brokers and insurers, combined with our judgment regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices.  We maintain stop-loss coverage with third-party insurers to limit our individual claim exposure for many of our programs and for aggregate exposure on our employee health benefits program.  Significant judgment is required to estimate IBNR amounts as parties have yet to assert such claims.  If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.  At January 1, 2013, the accrued liability for our self-insured medical benefit plan was $4.9 million.

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

We have employment agreements with certain of our executive officers that provide for payments to those officers in the event of an actual or constructive termination of their employment, including following a change in control of the Company or otherwise without cause or in the event of death or disability, as defined in those agreements.  Aggregate payments totaling approximately $2.3 million would have been required by those agreements had all such officers terminated their employment for reasons requiring such payments as of January 1, 2013.  In addition, the employment agreement with our Chief Executive Officer (“CEO”), which is in effect through December 31, 2013, specifies an annual founder’s retirement benefit of $650,000 for ten years after termination of his full time employment.  During fiscal 2012, we incurred compensation expense of $0.8 million resulting from an extension of our CEO’s employment agreement.  No retirement benefit expense was recorded in fiscal 2011 or 2010.

10.  Stockholders’ Equity:

On October 17, 2011, our Board of Directors (our “Board”) increased the authorization to repurchase our common stock by 10.0 million shares to 41.0 million shares.  Under this authorization, we have cumulatively repurchased a total of 34.4 million shares at a total cost of $831.8 million through January 1, 2013.  During fiscal 2012, 2011 and 2010, we repurchased 3.2 million, 6.0 million and 2.1 million shares of our common stock at a cost of $101.4 million, $172.1 million and $52.1 million, respectively.  Repurchased common stock is reflected as a reduction of stockholders’ equity.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.

On November 1, 2011, our Board approved the adoption of a trading plan under Rule 10b5-1 (“10b5-1 Plan”) of the Securities Exchange Act of 1934 (the “Act”), which was effective from December 5, 2011 through July 3, 2012.  This 10b5-1 Plan terminated on July 3, 2012, in accordance with its terms.  On May 30, 2012, our Board approved the adoption of a new 10b5-1 Plan effective from July 5, 2012 through December 31, 2012.  On November 6, 2012, our Board approved the adoption of an additional 10b5-1 Plan effective from December 6, 2012 through July 3, 2013.

On March 1, 2012, our Board approved the terms of a share repurchase plan (“10b-18 Plan”) under which we were authorized to repurchase shares of our common stock in open market transactions in accordance with Rule 10b-18 of the Act, effective from March 6, 2012 through March 9, 2012. This 10b-18 Plan terminated on March 9, 2012, in accordance with its terms.

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

Prior to fiscal 2012, we had not declared any cash dividends.  On July 23, 2012, our Board approved the initiation of a cash dividend to our stockholders which is subject to quarterly Board approval.  A cash dividend of $0.12 per common share was declared during both the third and fourth quarters of fiscal 2012 totaling $12.9 million.

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

In April 2011, our Board approved an amendment to our 2010 Stock Incentive Plan to increase the number of shares of common stock authorized for issuance under the plan to 4.8 million shares from 3.8 million shares.  This amendment was approved by our shareholders at our Annual Meeting held on June 1, 2011.  This is our only active performance incentive plan, and 1.4 million of these shares are currently available for grant.

Stock options generally vest at 20% per year and expire eight to ten years from the date of grant.  Restricted shares and restricted share units generally vest between three to five years from the date of grant and require that the staff member remains employed in good standing with the Company as of the vesting date.  Since restricted stock provides strong retention power through economic value to our staff members even when our stock price remains flat or declines, and it also reduces our total share usage, we have increased the proportion of restricted stock versus stock option grants over the past several years, except for awards to those executives named in our proxy statement.  Equity awards for certain executive officers may vest earlier in the event of a change of control, as defined in the plan.

The following table presents information related to stock-based compensation (in thousands):

	Fiscal Year
	2012	2011	2010

Labor expenses	$3,445	$3,186	$3,205
Other operating costs and expenses	187	138	165
General and administrative expenses	7,206	6,311	7,543
Total stock-based compensation	10,838	9,635	10,913
Income tax benefit	4,146	3,685	4,139
Total stock-based compensation, net of taxes	$6,692	$5,950	$6,774

Capitalized stock-based compensation (1)	$255	$197	$257

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

Stock Options

The weighted average fair value at the grant date for options issued during fiscal 2012, 2011 and 2010 was $12.00, $12.62 and $10.03 per option, respectively.  The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for fiscal 2012, 2011 and 2010, respectively: (a) an expected option term of 6.1 years, 6.0 years and 5.8 years, (b) expected stock price volatility of 40.5%, 39.7% and 41.1%, (c) a risk-free interest rate of 1.4%, 2.0% and 2.3%, and (d) a dividend yield on our stock of 0.2%, 0.0% and 0.0%.  Prior to fiscal 2012, we had not declared or paid any cash dividends.  On July 23, 2012, our Board approved the initiation of a cash dividend to our stockholders which is subject to quarterly Board approval.  A cash dividend of $0.12 per common share was declared during both the third and fourth quarters of fiscal 2012.  However, since most of the stock options granted in fiscal 2012 occurred in the first quarter, the weighted average dividend yield for the full year was minimal.

The expected option term represents the estimated period of time until exercise and is based on historical experience of similar options, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.  Expected stock price volatility is based on a combination of the historical volatility of our stock and the implied volatility of actively traded options on our common stock.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. In the third quarter of fiscal 2012, our Board approved the initiation of a cash dividend to our stockholders which is subject to quarterly Board approval.  Prior to this, we had not declared or paid any cash dividends.   The dividend yield is based on anticipated cash dividend payouts.  Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations.

Stock option activity during fiscal 2012 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at beginning of year	8,827	$23.51	4.8	$58,857
Granted	485	$29.35
Exercised	(1,696)	$23.12
Forfeited or cancelled	(202)	$23.70
Outstanding at end of year	7,414	$23.98	4.2	$66,682

Exercisable at end of year	4,057	$27.29	3.3	$23,896

(1)                     Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal year end and the exercise price, multiplied by the number of in-the-money options and represents the pretax amount that would have been received by the option holders, had they all exercised their options on the fiscal year end date.

The total intrinsic value of options exercised during fiscal years 2012, 2011 and 2010 was $16.3 million, $6.4 million and $10.3 million, respectively.  As of January 1, 2013, total unrecognized stock-based compensation expense related to nonvested stock options was $15.0 million, which we expect to recognize over a weighted average period of approximately 2.2 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during fiscal 2012 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)	(Per share)
Outstanding at beginning of year	826	$20.40
Granted	684	$31.38
Vested	(178)	$14.03
Forfeited	(16)	$24.89
Outstanding at end of year	1,316	$26.91

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted average fair value at the grant date for restricted shares and restricted share units issued during fiscal 2012, 2011 and 2010 was $31.38, $29.12 and $23.16, respectively.  The fair value of shares that vested during fiscal years 2012, 2011 and 2010 was $2.5 million, $1.2 million and $4.7 million, respectively.  As of January 1, 2013, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $25.3 million, which we expect to recognize over a weighted average period of approximately 3.6 years.

12.  Employee Benefit Plans:

We have a defined contribution benefit plan in accordance with section 401(k) of the Internal Revenue Code (“401(k) Plan”) that is open to our staff members who meet certain compensation and eligibility requirements.  Participation in the 401(k) Plan is currently open to staff members from our three restaurant concepts, our bakery production facilities and our corporate office.  The 401(k) Plan allows participating staff members to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options.  Our executive officers and a select group of management and/or highly compensated staff members are not eligible to participate in the 401(k) Plan.  We currently match in cash a certain percentage of the employee contributions to the 401(k) Plan and also pay the 401(k) Plan administrative expenses, neither of which were material amounts during fiscal 2012, 2011 and 2010.

We have also established The Cheesecake Factory Incorporated Executive Savings Plan (“ESP”).  The ESP is a non-qualified deferred compensation plan for our executive officers and a select group of management and/or highly compensated staff members as defined in the ESP.  The ESP allows participating staff members to defer the receipt of a portion of their base compensation and up to 100% of their eligible bonuses.  Non-employee directors may also participate in the ESP and defer the receipt of their earned director fees.  We currently match in cash a certain percentage of the base compensation and bonus deferred by participating staff members and also pay for the ESP administrative expenses, neither of which were material amounts during fiscal 2012, 2011 and 2010.

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

We maintain a self-insured medical and dental benefit plan for our staff members.  We maintain stop-loss coverage in order to limit our financial exposure from any individual medical claim.  Medical benefit plan expenses are accrued based on our estimate of the aggregate liability for uninsured claims incurred using actuarial methods commonly followed in the insurance industry and our historical experience.  The accrued liability for our self-insured medical benefit plan, which is included in other accrued expenses, as of January 1, 2013 and January 3, 2012, was $4.9 million and $5.3 million, respectively.

13.     Income Taxes:

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year
	2012	2011	2010

Income before income taxes	$133,974	$129,143	$111,089
Income tax provision:
Current:
Federal	$39,792	$17,093	$26,580
State	8,517	8,423	6,883
Total current	48,309	25,516	33,463
Deferred:
Federal	(11,055)	9,284	(4,024)
State	(1,703)	(1,377)	(63)
Total deferred	(12,758)	7,907	(4,087)
Total provision	$35,551	$33,423	$29,376

The following is a reconciliation between the U.S. federal statutory rate and the effective tax rate:

	Fiscal Year
	2012	2011	2010

Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and district income taxes, net of federal income tax benefit	3.3	3.6	4.1
FICA tip credit	(7.7)	(6.9)	(7.6)
HIRE Act retention tax credit	—	(1.4)	—
Other credits and incentives	(0.6)	(0.8)	(0.6)
Change in uncertain tax positions	—	(1.3)	(0.7)
Manufacturing deduction	(2.8)	(2.7)	(3.1)
Deferred compensation	(0.7)	0.2	(0.6)
Other	—	0.2	(0.1)
Effective tax rate	26.5%	25.9%	26.4%

Following are the temporary differences that created our deferred tax assets and liabilities (in thousands):

	January 1, 2013	January 3, 2012
Deferred tax assets:
Employee benefits	$20,135	$15,927
Insurance reserves	15,284	13,099
Accrued rent	23,945	21,257
Stock-based compensation	18,908	20,800
Deferred income	7,060	5,690
Tax credit carryforwards	1,751	1,918
Other	853	1,416
Subtotal	87,936	80,107
Less: Valuation allowance	(258)	—
Total	$87,678	$80,107

Deferred tax liabilities:
Property and equipment	$(146,763)	$(153,299)
Inventory	(9,160)	(8,847)
Prepaid expenses	(8,350)	(7,314)
Total	$(164,273)	$(169,460)

Net deferred tax liability	$(76,595)	$(89,353)

Reported in consolidated balance sheets as:
Deferred income taxes — current asset	$15,257	$14,574
Deferred income taxes — noncurrent liability	(91,852)	(103,927)
Total	$(76,595)	$(89,353)

We had $2.7 million and $3.0 million of state tax credit carryforwards at January 1, 2013 and January 3, 2012, respectively.  These credits begin to expire in 2013.  Management assesses the available evidence to estimate if sufficient future taxable income will be generated to use these carryforwards.  Based on this evaluation, we recorded a valuation allowance of $0.3 million as of January 1, 2013 to reflect the amount that more likely than not will not be realized.  The valuation allowance relates to hiring and investment tax credits in North Carolina.  We believe it is more likely than not that all other state tax credit carryforwards will be realized.  However, this assessment could change if estimates of future taxable income during the carryforward period are revised.  The earliest tax year still subject to examination by a significant taxing jurisdiction is 2003.

At January 1, 2013, we had $0.7 million of unrecognized tax benefits.  If recognized, this amount would affect our effective income tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year
	2012	2011	2010

Balance at beginning of year	$590	$2,135	$6,460
Additions based on tax positions taken during a prior period	—	—	—
Reductions based on tax positions taken during a prior period	—	—	(3,085)
Additions based on tax positions taken during the current period	230	199	163
Reductions related to settlements with taxing authorities and lapses of statutes of limitations	(125)	(1,744)	(1,403)
Balance at end of year	$695	$590	$2,135

We recognize interest related to uncertain tax positions in income tax expense.  Penalties related to uncertain tax positions are part of general and administrative expenses.  At both January 1, 2013 and January 3, 2012, we had approximately $0.1 million of accrued interest and penalties related to uncertain tax positions.  Included in the balance of unrecognized tax benefits at January 1, 2013 is $0.1 million related to tax positions for which it is reasonably possible that the total amount could decrease during the next twelve months based on the lapses of statutes of limitations for certain jurisdictions.

In 2008, the IRS issued a Notice of Proposed Adjustment to us disallowing the deduction of approximately $5.1 million of compensation expense with respect to the exercise of stock options by certain current and former executive officers during 2003 through 2006.  In 2008, we reserved for the estimated taxes and interest resulting from the proposed disallowance while pursuing administrative and judicial appeals of the matter.  We believe that such stock option compensation qualifies as performance-based compensation that is not subject to the limitations on deductibility under Internal Revenue Code Section 162(m).  In 2010, we agreed to a resolution of this dispute as to tax years 2005 and 2006, and in 2011, we agreed to a resolution as to tax years 2003 and 2004.  An immaterial amount of penalties and interest remains unresolved.

14.  Stockholder Rights Plan

We have a stockholder rights plan that provides for the distribution to stockholders of one right to purchase a unit equal to 1/100th of a share of junior participating cumulative preferred stock.  The rights are evidenced by our common stock certificates and automatically trade with our common stock.  The rights are not exercisable unless a person or group acquires (or commences a tender or exchange offer or announces an intention to acquire) 15% or more of our common stock (or 20% or more if such person or group was beneficial owner of 10% or more of our common stock on August 4, 1998 or any time thereafter) without the approval of our Board.  When declared exercisable, holders of the rights (other than the acquiring person or group) would have the right to purchase units of junior participating cumulative preferred stock having a market value equal to two times the exercise price of each right, which is $110.  Additionally, if we are thereafter merged into another entity, or if more than 50% of our consolidated assets or earnings power is sold or transferred, holders of the rights will be entitled to buy common stock of the acquiring person or group equal to two times the exercise price of each right.  During fiscal 2008, our Board extended the rights expiration date to August 4, 2018, unless redeemed earlier by us.

15.  Segment Information

Our management reviews discrete financial information for The Cheesecake Factory, Grand Lux Cafe and RockSugar Pan Asian Kitchen restaurants and our bakery division for decision-making purposes.  However, based on quantitative thresholds set forth in ASC 280, “Segment Reporting,” The Cheesecake Factory is our only business that meets the criteria of a reportable operating segment.  Although not required, we present segment information for the bakery separately from our restaurant concepts because we believe information regarding this segment is useful to readers.  Bakery sales to our Company-owned restaurants are recorded at prices similar to third-party national accounts.  Unallocated corporate expenses, assets and capital expenditures are presented below as reconciling items to the amounts presented in the consolidated financial statements.

Segment information is presented below (in thousands):

	Fiscal Year
	2012	2011	2010
Revenue:
Restaurants	$1,743,806	$1,685,037	$1,586,274
Bakery	129,122	131,264	128,527
Intercompany bakery sales	(63,911)	(58,677)	(55,397)
	$1,809,017	$1,757,624	$1,659,404
Income from operations:
Restaurants (1)	$225,993	$215,803	$208,117
Bakery	10,784	8,670	12,122
Corporate	(98,078)	(91,023)	(92,028)
	$138,699	$133,450	$128,211
Total assets:
Restaurants	$859,357	$835,393	$882,208
Bakery	70,125	61,382	56,796
Corporate	162,685	125,795	98,303
	$1,092,167	$1,022,570	$1,037,307
Capital expenditures:
Restaurants	$68,371	$66,932	$37,590
Bakery	7,292	7,199	1,238
Corporate	10,779	2,615	3,019
	$86,442	$76,746	$41,847
Depreciation and amortization:
Restaurants	$67,319	$65,141	$63,977
Bakery	2,850	2,640	3,094
Corporate	4,264	4,177	5,069
	$74,433	$71,958	$72,140

(1)         Includes impairment of the carrying value of one The Cheesecake Factory restaurant in the fourth quarter fiscal 2012 and two The Cheesecake Factory restaurants and one Grand Lux Cafe in the fourth quarter of fiscal 2011.  The pre-tax amounts associated with these items were $5,469 and $1,547, respectively and were recorded in impairment of assets and lease terminations.  Also includes partial reimbursement to landlords of tenant improvement allowances and broker fees on three Grand Lux Cafe locations where we are discontinuing operations as of the end of March 2013.  The pre-tax amount associated with this item was $4,067 and was recorded in impairment of assets and lease terminations in the fourth quarter of fiscal 2012.  (See Note 1 for further discussion of impairment of assets and lease terminations.)

16.  Quarterly Financial Data (unaudited)

Summarized unaudited quarterly financial data for fiscal 2012 and 2011, is as follows (in thousands, except per share data):

Quarter Ended:	April 3, 2012	July 3, 2012(2)	October 2, 2012	January 1, 2013(3)
Revenues	$435,754	$454,749	$453,819	$464,695
Income from operations	$30,219	$40,970	$39,324	$28,186
Net income	$20,722	$11,733	$27,163	$22,139
Basic net income per share (1)	$0.39	$0.53	$0.51	$0.42
Diluted net income per share (1)	$0.37	$0.52	$0.49	$0.40
Cash dividends declared per common share	$—	$—	$0.12	$0.12

Quarter Ended:	March 29, 2011	June 28, 2011	September 27, 2011	January 3, 2012(4)
Revenues	$418,765	$430,746	$430,417	$477,696
Income from operations	$29,851	$35,162	$30,254	$38,183
Net income	$20,456	$24,748	$20,574	$29,942
Basic net income per share (1)	$0.35	$0.44	$0.37	$0.55
Diluted net income per share (1)	$0.34	$0.42	$0.36	$0.54
Cash dividends declared per common share	$—	$—	$—	$—

(1)         Net income per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.

(2)         Net income included $419 in proceeds from a variable life insurance contract used to support our ESP.

(3)         Net income included $3,281 in expense for the impairment of the carrying value of one The Cheesecake Factory restaurant.  The pre-tax amount associated with this item was $5,469.  Net income also included $2,440 in expense for partial reimbursement to landlords of tenant improvement allowances and broker fees on three Grand Lux Cafe locations where we are discontinuing operations as of the end of March 2013.  The pre-tax amount associated with this item was $4,067.  (See Note 1 for further discussion of impairment of assets and lease terminations.)

(4)         The quarter ended January 3, 2012 consisted of 14 weeks, while all other quarters presented consisted of 13 weeks.  Net income included $928 in expense for the impairment of the carrying value of two The Cheesecake Factory restaurants and one Grand Lux Cafe.  The pre-tax amount associated with this item was $1,547. (See Note 1 for further discussion of impairment of assets.)  Net income also included $1,506 in income for a partial settlement with the IRS recorded in the fourth quarter of fiscal 2011 as described in Note 13.  The pre-tax amount associated with this item was $719.

While seasonal fluctuations do not generally have a material impact on our quarterly results, quarterly results can be significantly impacted by the number and timing of new restaurant openings and their associated preopening costs and operating inefficiencies.  As a result of these factors, our financial results for any quarter are not necessarily indicative of the results that many be achieved for the full fiscal year.

EXHIBIT INDEX

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1	Form of Reorganization Agreement	Amend. No. 1 to Form S-1	33-479336	2.1	8/17/92
3.1	Restated Certificate of Incorporation including Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock	10-K	000-20574	3.1	2/23/11
3.2	Amended and Restated Bylaws as of May 20, 2009	8-K	000-20574	3.8	5/27/09
3.3	Form of Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	8-A	000-20574	1	8/18/98
3.4	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	Amend. No. 1 to Form 8-A	000-20574	2	11/13/03
3.5	Amendment No. 2 to Rights Agreement dated as of August 1, 2008 between The Cheesecake Factory Incorporated and Computershare Trust Company	Amend. No 2 to Form 8-A	000-25074	3	8/1/08
10.1	David Overton Employment Agreement effective June 30, 2009*	8-K	000-20574	10.1	7/20/09
10.2	The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan *	S-1	33-479336	10.3	5/15/92
10.3	Amendment to The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan*	S-8	033-88414	99.1	1/28/99
10.4	Second Amendment to The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan*	10-Q	000-25074	10.1	12/8/06
10.5	The Cheesecake Factory Incorporated 1997 Non-Employee Director Stock Option Plan (as amended)*	S-8	333-118757	99.3	9/2/04
10.6	Nonqualified Stock Option Agreement under the Company’s 1997 Non-Employee Director Stock Option Plan*	10-Q	000-25074	99.1	10/26/04
10.7	Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan*	S-8	333-118757	99.1	9/2/04
10.8	First Amendment to Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan*	10-Q	000-25074	10.2	12/8/06

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
10.9	Second Amendment to Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan*	10-K	000-25074	10.10	2/22/07
10.10	Third Amendment to Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan*	8-K	000-25074	99.1	7/25/08
10.11	Amended and Restated 2001 Omnibus Stock Incentive Plan*	S-8	333-118757	99.2	9/2/04
10.12	First Amendment to Amended and Restated Year 2001 Omnibus Performance Stock Incentive Plan*	8-K	000-25074	99.2	7/25/08
10.13	Form of Notice of Grant of Stock Option and/or Restricted Share Award *	8-K	000-25074	99.1	1/5/07
10.14	Amended Form of Notice of Grant of Stock Option and/or Restricted Share Award*	10-K	000-25074	10.17	2/27/09
10.15	Amended and Restated Annual Performance Incentive Plan*	10-K	000-25074	10.3	4/4/05
10.16	Form of Employment Agreements with Debby R. Zurzolo and Max S. Byfuglin*	8-K	000-25074	99.1	3/28/06
10.17	Form of First Amendment to Employment Agreements with Debby R. Zurzolo and Max S. Byfuglin*	8-K	000-25074	99.2	12/10/07
10.18	Form of Second Amendment to Employment Agreement with Debby R. Zurzolo*	8-K	000-25074	99.3	1/5/09
10.19	Form of Second Amendment to Employment Agreement with Max S. Byfuglin*	8-K	000-25074	99.2	1/5/09
10.20	Amended and Restated Executive Savings Plan*	8-K	000-25074	99.3	7/25/08
10.21	First Amendment to Amended and Restated Executive Savings Plan*	10-K	000-25074	10.34	2/27/09
10.22	Second Amendment to Amended and Restated Executive Savings Plan*	10-Q	000-25074	10.2	5/6/10
10.23	Employment Agreement between the Company and Michael E. Jannini dated February 11, 2010*	8-K	000-25074	10.1	2/17/10
10.24	Form of Indemnification Agreement*	8-K	000-25074	99.1	12/14/07
10.25	Real Estate Option Agreement dated April 22, 2005	8-K	000-25074	99.1	8/2/05
10.26	First Amendment to Option Agreement dated as of June 28, 2005	8-K	000-25074	99.2	8/2/05
10.27	Inducement Agreement dated as of July 27, 2005	8-K	000-25074	99.3	8/2/05
10.28	First Amendment to Inducement Agreement dated as of March 1, 2010	10-K	000-25074	10.36	2/23/11

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
10.29	Amended Agreement of Grant of Stock Option to Debby R. Zurzolo*	8-K	000-25074	99.2	12/18/06
10.30	Amended Agreement of Grant of Stock Option to Debby R. Zurzolo*	8-K	000-25074	99.3	12/18/06
10.31	Stipulation of Settlement	8-K	000-25074	10.1	2/28/08
10.32	Form of Employment Agreement with W. Douglas Benn dated January 19, 2009*	8-K	000-25074	99.1	1/23/09
10.33	Notice and Agreement of Grant of Stock Option and/or Restricted Share Award between the Company and David Overton dated May 7, 2009*	8-K	000-20574	99.1	5/9/09
10.34	2010 Stock Incentive Plan as amended April 7, 2011*	DEF 14A	000-20574	Appendix A	4/21/11
10.35	2010 Amended and Restated Annual Performance Incentive Plan, as amended and restated on June 2, 2010*	DEF 14A	000-20574	Appendix B	4/23/10
10.36	Form of Grant Agreement for Executive Officers under 2010 Stock Incentive Plan*	10-Q	000-20574	10.1	11/4/10
10.37	Annual Management Performance Incentive Plan effective December 31, 2010*	10-Q	000-20574	10.2	11/4/2010
10.38	Loan Agreement dated as of December 3, 2010 between The Cheesecake Factory Incorporated and JPMorgan Chase Bank NA as Administrative Agent, Bank of the West as Syndication Agent, and Bank of America NA, Wells Fargo Bank and Rabobank Nederland, as Documentation Agents	10-K	000-20574	10.46	2/23/2011
10.39	First Amendment to Employment Agreement between the Company and David M. Overton effective February 29, 2012*	8-K	000-20574	10.1	3/6/2012
21	List of Subsidiaries	—	—	—	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	—	—	—	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer	—	—	—	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	—	—	—	Filed herewith

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
Exhibit 101	XBRL (Extensible Business Reporting Language) The following materials from The Cheesecake Factory Incorporated’s Annual Report on Form 10-K for the years ended January 1, 2013, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of stockholders’ equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.	—	—	—	Filed herewith

* Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of February 2013.

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

Name	Title	Date

/s/ DAVID OVERTON	Chairman of the Board and	February 28, 2013
David Overton	Chief Executive Officer
(Principal Executive Officer)

/s/ W. DOUGLAS BENN	Executive Vice President and	February 28, 2013
W. Douglas Benn	Chief Financial Officer
(Principal Financial Officer)

/s/ CHERYL M. SLOMANN	Vice President, Controller and	February 28, 2013
Cheryl M. Slomann	Chief Accounting Officer
(Principal Accounting Officer)

/s/ ALEXANDER L. CAPPELLO	Director	February 28, 2013
Alexander L. Cappello

/s/ JEROME I. KRANSDORF	Director	February 28, 2013
Jerome I. Kransdorf

/s/ LAURENCE B. MINDEL	Director	February 28, 2013
Laurence B. Mindel

/s/ DAVID B. PITTAWAY	Director	February 28, 2013
David B. Pittaway

/s/ DOUGLAS L. SCHMICK	Director	February 28, 2013
Douglas L. Schmick

/s/ HERBERT SIMON	Director	February 28, 2013
Herbert Simon