Form 10-Q
period 2013-04-02
CHEESECAKE FACTORY INC
filed 2013-05-10
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2013

or

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

As of May1, 2013, 53,323,681 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

PART I.         FINANCIAL INFORMATION

Item 1.           Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	April 2, 2013	January 1, 2013

ASSETS
Current assets:
Cash and cash equivalents	$87,140	$83,569
Accounts receivable	8,787	14,558
Other receivables	26,015	48,100
Inventories	33,837	28,836
Prepaid expenses	38,756	39,887
Deferred income taxes	16,577	15,257
Total current assets	211,112	230,207
Property and equipment, net	762,884	764,418
Other assets:
Intangible assets, net	18,186	17,829
Prepaid rent	47,515	50,793
Other	31,411	28,920
Total other assets	97,112	97,542
Total assets	$1,071,108	$1,092,167
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,370	$46,998
Income tax payable	4,613	1,213
Other accrued expenses	183,764	204,823
Total current liabilities	223,747	253,034
Deferred income taxes	95,450	91,852
Deferred rent	74,879	76,144
Deemed landlord financing liability	56,446	55,123
Other noncurrent liabilities	38,744	36,288
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued; inclusive of Series A junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 88,641,619 and 87,812,022 issued and outstanding at April 2, 2013 and January 1, 2013, respectively	886	878
Additional paid-in capital	533,246	508,130
Retained earnings	921,518	902,532
Treasury stock, 35,655,600 and 34,414,222 shares at cost at April 2, 2013 and January 1, 2013, respectively	(873,808)	(831,814)
Total stockholders’ equity	581,842	579,726
Total liabilities and stockholders’ equity	$1,071,108	$1,092,167

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended April 2, 2013	Thirteen Weeks Ended April 3, 2012

Revenues	$463,018	$435,754

Costs and expenses:
Cost of sales	114,293	107,598
Labor expenses	150,983	142,980
Other operating costs and expenses	110,978	105,888
General and administrative expenses	28,789	28,665
Depreciation and amortization expenses	19,230	18,298
Impairment of assets and lease terminations	644	—
Preopening costs	1,314	2,106
Total costs and expenses	426,231	405,535
Income from operations	36,787	30,219
Interest and other (expense)/income, net	(1,310)	(1,148)
Income before income taxes	35,477	29,071
Income tax provision	10,185	8,349
Net income	25,292	20,722
Other comprehensive income, net	—	—
Comprehensive income	$25,292	$20,722

Net income per share:
Basic	$0.48	$0.39
Diluted	$0.47	$0.37

Weighted average shares outstanding:
Basic	52,255	53,680
Diluted	54,305	55,699

Cash dividends declared per common share	$0.12	$—

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance, January 1, 2013	87,812	$878	$508,130	$902,532	$(831,814)	$579,726
Net income	—	—	—	25,292	—	25,292
Cash dividends declared	—	—	—	(6,306)	—	(6,306)
Issuance of common stock from stock options exercised	794	8	20,020	—	—	20,028
Tax impact of stock options exercised, net of cancellations	—	—	1,644	—	—	1,644
Stock-based compensation	—	—	3,452	—	—	3,452
Issuance of restricted stock, net of forfeitures	36	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	(41,994)	(41,994)
Balance, April 2, 2013	88,642	$886	$533,246	$921,518	$(873,808)	$581,842

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended April 2, 2013	Thirteen Weeks Ended April 3, 2012

Cash flows from operating activities:
Net income	$25,292	$20,722
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	19,230	18,298
Deferred income taxes	2,278	2,923
Stock-based compensation	3,405	3,364
Tax impact of stock options exercised, net of cancellations	1,644	1,492
Excess tax benefit related to stock options exercised	(2,181)	(1,210)
Other	(1,133)	200
Changes in assets and liabilities:
Accounts receivable	5,771	2,454
Other receivables	22,085	13,304
Inventories	(5,001)	(5,042)
Prepaid expenses	1,131	126
Other assets	786	(2,412)
Accounts payable	(11,628)	606
Income taxes payable	3,400	2,929
Other accrued expenses	(19,947)	(16,378)
Cash provided by operating activities	45,132	41,376
Cash flows from investing activities:
Additions to property and equipment	(14,581)	(16,349)
Additions to intangible assets	(439)	(1,235)
Cash used in investing activities	(15,020)	(17,584)
Cash flows from financing activities:
Deemed landlord financing proceeds	—	82
Deemed landlord financing payments	(501)	(459)
Proceeds from exercise of stock options	20,028	9,314
Excess tax benefit related to stock options exercised	2,181	1,210
Cash dividends paid	(6,255)	—
Treasury stock purchases	(41,994)	(40,850)
Cash used in financing activities	(26,541)	(30,703)
Net change in cash and cash equivalents	3,571	(6,911)
Cash and cash equivalents at beginning of period	83,569	48,211
Cash and cash equivalents at end of period	$87,140	$41,300

Supplemental disclosures:
Interest paid	$1,118	$1,118
Income taxes paid	$2,861	$1,044

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and its wholly owned subsidiaries (referred to herein collectively as the “Company,” “we,” “us” and “our”) prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The financial statements presented herein have not been audited by an independent registered public accounting firm, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the financial condition, results of operations and cash flows for the period.  However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”).  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2013 filed with the SEC on February 28, 2013.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions for the reporting periods covered by the financial statements.  These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities.  Actual results could differ from these estimates.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31st for financial reporting purposes.  Fiscal 2013 consists of 52 weeks and will end on December 31, 2013.  Fiscal 2012, which ended on January 1, 2013, was a 52-week year.

We evaluate whether our restaurants that are no longer in operation meet the requirements to be reported as discontinued operations.  If a company discontinues cash flows and no longer has any significant continuing involvement with respect to operations, the reporting provisions for discontinued operations must be utilized.  We consider guest transfer (an increase in guests at another location as a result of the closure of a location) as continuing cash flows and evaluate the significance of expected guest transfer when evaluating a restaurant for discontinued operations reporting.  Based on these criteria, we determined that the three Grand Lux Cafe locations closed in March 2013 do not meet the requirements for discontinued operations reporting.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued guidance that provides entities with an option to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary.  If an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required.  However, if an entity concludes otherwise, quantitative testing is not required.  This standard became effective for us in the first quarter of fiscal 2013.  The adoption of this standard did not have a material impact on our financial statements.

In June 2011, the FASB issued guidance that eliminated the previous option to report other comprehensive income and its components in the statement of changes in equity.  Companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements.  There are no changes to the accounting for items within comprehensive income.  This standard impacts presentation only and became effective for us in the first quarter of fiscal 2012.  In February 2013, the FASB issued additional guidance that requires companies to present information about reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements.  This standard impacts presentation only and became effective for us in the first quarter of fiscal 2013.

2.  Inventories

Inventories consisted of (in thousands):

	April 2, 2013	January 1, 2013

Restaurant food and supplies	$13,061	$13,243
Bakery finished goods and work in progress	14,775	10,070
Bakery raw materials and supplies	6,001	5,523
Total	$33,837	$28,836

3.  Long-Term Debt

In December 2010, we entered into a five-year credit agreement (“Facility”) that provides us with revolving loan commitments totaling $200 million, including letter of credit subfacility commitments that total $35 million.  The Facility contains a commitment increase feature that could provide for an additional $50 million in available credit upon our request and the satisfaction of certain conditions.  We had no outstanding borrowings under the Facility at April 2, 2013 or January 1, 2013 and we did not withdraw or repay any amounts under this Facility during the first quarter of fiscal 2013 or 2012.

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

We are obligated to maintain certain financial covenants, which include a maximum Adjusted Debt to trailing 12-month EBITDAR ratio (“Adjusted Debt Ratio”) of 4.0, as well as a trailing 12-month minimum EBITDAR to interest and rental expense ratio (“EBITDAR Ratio”) of 1.9.  At April 2, 2013, our Adjusted Debt and EBITDAR Ratios were 2.7 and 2.9, respectively.  Therefore, we were in compliance with the financial covenants in effect under the Facility at that date.  The Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on these ratios.

Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of April 2, 2013, we had net availability for borrowings of $179 million, based on a zero outstanding debt balance and $21 million in standby letters of credit.

4. Commitments and Contingencies

On April 11, 2013, a current restaurant hourly employee filed a class action lawsuit in the California Superior Court, Placer County, alleging that the Company violated the California Labor Code and California Business and Professions Code, by requiring employees to purchase uniforms for work.  (Sikora v. The Cheesecake Factory Restaurants, Inc., et al; Case No SCV0032820).  A similar lawsuit covering a different period of time is also pending in Placer County. (Reed v. The Cheesecake Factory Restaurants, Inc. et al; Case No. S CV 27073).  We are also arbitrating similar uniform and related issues under federal law in separate collective actions in Alabama, Colorado, Ohio, Tennessee, and Texas.  (Smith v. The Cheesecake Factory Restaurants, Inc. et al; Case No. 3 06 0829).   These lawsuits and arbitrations seek unspecified amounts of penalties and other monetary payments on behalf of the respective plaintiffs and other purported class members. The plaintiffs also seek attorneys’ fees.  We intend to vigorously defend these actions.  Based on the current status of these matters, we have not reserved for any potential future payments.

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

5. Stockholders’ Equity

On July 23, 2012, our Board approved the initiation of a cash dividend to our stockholders which is subject to quarterly Board approval.  A cash dividend of $0.12 per common share was declared during the third quarter of fiscal 2012 and in each fiscal quarter since then.  There can be no assurance that such dividends will be declared in the future.

On October 17, 2011, our Board of Directors (“Board”) increased the authorization to repurchase our common stock by 10.0 million shares to 41.0 million shares.  Under this and previous authorizations, we have cumulatively repurchased 35.7 million shares at a total cost of $873.8 million through April 2, 2013, including 1.2 million shares of our common stock at a cost of $42.0 million during the first quarter of fiscal 2013.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.

On November 6, 2012, our Board approved the adoption of a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Act”), which is effective from December 6, 2012 through July 3, 2013.

The timing and number of shares repurchased pursuant to the share repurchase authorization are subject to a number of factors, including legal constraints and financial covenants under our Facility that limit share repurchases based on defined ratios.  See Note 3 for further discussion of our long-term debt.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us.  Purchases in the open market are made in compliance with Rule 10b-18 of the Act.  We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, including dividend payments, a review of our capital structure and cost of capital, our share price and current market conditions.  Our objectives with regard to share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.

6.  Stock-Based Compensation

The following table presents information related to stock-based compensation (in thousands):

	Thirteen Weeks Ended April 2, 2013	Thirteen Weeks Ended April 3, 2012

Labor expenses	$1,044	$893
Other operating costs and expenses	46	47
General and administrative expenses	2,315	2,424
Total stock-based compensation	3,405	3,364
Income tax benefit	1,302	1,287
Total stock-based compensation, net of taxes	$2,103	$2,077

Capitalized stock-based compensation (1)	$47	$88

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

Stock Options

The weighted average fair value at the grant date for options issued during the first quarter of fiscal 2013 and 2012 was $10.83 and $12.02 per option, respectively.  The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the first quarter of fiscal 2013 and 2012, respectively: (a) an expected option term of 6.4 and 6.1 years, (b) expected stock price volatility of 33.5% and 40.6%, (c) a risk-free interest rate of 1.4% and 1.4%, and (d) a dividend yield on our stock of 1.3% and 0.0%.

Stock option activity during the thirteen weeks ended April 2, 2013 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at January 1, 2013	7,414	$23.98	4.2	$66,682
Granted	386	35.62
Exercised	(794)	25.22
Forfeited or cancelled	(90)	25.84
Outstanding at April 2, 2013	6,916	$24.47	4.3	$92,563

Exercisable at April 2, 2013	3,802	$26.86	3.3	$41,809

The total intrinsic value of options exercised during the thirteen weeks ended April 2, 2013 and April 3, 2012 was $8.1 million and $4.5 million, respectively.  As of April 2, 2013, the total unrecognized stock-based compensation expense related to unvested stock options was $16.5 million, which we expect to recognize over a weighted average period of approximately 2.3 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the thirteen weeks ended April 2, 2013 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)	(Per share)

Outstanding at January 1, 2013	1,316	$26.91
Granted	342	35.57
Vested	(167)	14.48
Forfeited	(45)	27.59
Outstanding at April 2, 2013	1,446	$30.37

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant.  The weighted average fair value at the grant date for restricted shares and restricted share units issued during the first quarter of fiscal 2013 and fiscal 2012 was $35.57 and $28.98, respectively.  The fair value of shares that vested during thirteen weeks ended April 2, 2013 and April 3, 2012 was $2.4 million and $1.3 million, respectively.  As of April 2, 2013, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $33.0 million, which we expect to recognize over a weighted average period of approximately 3.9 years.

7.  Net Income Per Share

At April 2, 2013 and April 3, 2012, 1.4 million and 1.0 million shares, respectively, of restricted stock issued to employees were unvested, and therefore excluded from the calculation of basic earnings per share for the fiscal quarters ended on those dates. Diluted net income per share includes the dilutive effect of outstanding equity awards, calculated using the treasury stock method.  Assumed proceeds from in-the-money options include windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by FASB Accounting Standards Codification (“ASC”) 718, “Compensation — Stock Option Compensation.”

	Thirteen Weeks Ended April 2, 2013	Thirteen Weeks Ended April 3, 2012
	(In thousands, except per share data)
Net income	$25,292	$20,722

Basic weighted average shares outstanding	52,255	53,680
Dilutive effect of equity awards	2,050	2,019

Diluted weighted average shares outstanding	54,305	55,699

Basic net income per share	$0.48	$0.39

Diluted net income per share	$0.47	$0.37

Shares of common stock equivalents of 2.4 million and 2.8 million for the thirteen weeks ended April 2, 2013 and April 3, 2012, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

Certain of our restricted stock awards are considered participating securities as these awards include non-forfeitable rights to dividends with respect to unvested shares.  As such, they must be included in the computation of earnings per share pursuant to the two-class method.  Under the two-class method, a portion of net income is allocated to participating securities, and therefore is excluded from the calculation of earnings per share allocated to common shares.  For the thirteen weeks ended April 2, 2013, the calculation of basic and diluted earnings per share pursuant to the two-class method resulted in an immaterial difference from the amounts displayed in the consolidated statements of comprehensive income.

8.  Segment Information

For decision-making purposes, our management reviews discrete financial information for The Cheesecake Factory, Grand Lux Cafe and RockSugar Pan Asian Kitchen restaurants, our bakery division and our international licensing operations.  Based on quantitative thresholds set forth in ASC 280, “Segment Reporting,” The Cheesecake Factory is our only business that meets the criteria of a reportable operating segment.  We formerly disclosed segment information for our bakery operations.  However, as we expanded our domestic restaurants and international licensing arrangements, our bakery segment became a smaller proportion of our operations and now falls below the thresholds of a reportable segment.  Therefore, we are no longer reporting this component separately. Grand Lux Cafe, RockSugar Pan Asian Kitchen and international licensing were previously combined with The Cheesecake Factory in a segment named Restaurants. These components are now combined with our bakery operations in Other. Unallocated corporate expenses, assets and capital expenditures are presented below as reconciling items to the amounts presented in the consolidated financial statements.

Segment information is presented below (in thousands):

	Thirteen Weeks Ended April 2, 2013	Thirteen Weeks Ended April 3, 2012
Revenue:
The Cheesecake Factory restaurants	$412,551	$390,747
Other	50,467	45,007
Total	$463,018	$435,754

Income from operations:
The Cheesecake Factory restaurants	$59,237	$53,811
Other(1)	4,500	3,511
Corporate	(26,950)	(27,103)
Total	$36,787	$30,219

Depreciation and amortization:
The Cheesecake Factory restaurants	$15,515	$14,926
Other	2,620	2,327
Corporate	1,095	1,045
Total	$19,230	$18,298

Capital expenditures:
The Cheesecake Factory restaurants	$13,274	$9,311
Other	178	5,387
Corporate	1,129	1,651
Total	$14,581	$16,349

	April 2, 2013	January 1, 2013
Total assets:
The Cheesecake Factory restaurants	$728,235	$764,208
Other	157,979	165,274
Corporate	184,894	162,685
Total	$1,071,108	$1,092,167

(1)         Includes future rent and other closing costs for three Grand Lux Cafe locations where we discontinued operations in March 2013.  The pre-tax amount associated with this item was $644 and was recorded in lease terminations.

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

In connection with the “safe harbor” provisions of the Acts, we have identified and are disclosing important factors, risks and uncertainties that could cause our actual results to differ materially from those contained in forward-looking statements made by us, or on our behalf (see Part II, Item 1A of this report, “Risk Factors,” and Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2013).  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.  Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements.  Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate.  Forward-looking statements speak only as of the date on which they are made.  Except as may be required by law, we do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

General

This discussion and analysis should be read in conjunction with our interim unaudited consolidated financial statements and related notes included in this Form 10-Q in Part I, Item 1, and with the following items included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2013: the audited consolidated financial statements and related notes in Part IV, Item 15; the “Risk Factors” included in Part I, Item 1A; and the cautionary statements included throughout the report.  The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

As of May 10, 2013, we operated 174 upscale, casual, full-service dining restaurants: 162 under The Cheesecake Factory® mark; 11 under the Grand Lux Cafe® mark; and one under the RockSugar Pan Asian Kitchen® mark.  We also operated two bakery production facilities.

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

In 2011, we announced our initial expansion plans outside of the United States.  We entered into an exclusive licensing agreement with a restaurant and retail operator to build and operate The Cheesecake Factory restaurants in the Middle East.  The agreement provides for the development of 22 restaurants in the United Arab Emirates, Kuwait, Bahrain, Qatar and the Kingdom of Saudi Arabia, with the opportunity to expand the agreement to include other markets in the Middle East, North Africa, Central and Eastern Europe, Russia and Turkey.  This licensee opened its first three locations in fiscal 2012 and expects to open as many as three restaurants in fiscal 2013.

In February 2013, we entered into an exclusive licensing agreement with a restaurant operator in Latin America to build and operate The Cheesecake Factory restaurants.  The agreement provides for the development of  12 restaurants in Mexico and Chile with the potential to expand the agreement to four other countries — Argentina, Brazil, Colombia and Peru.  The first restaurant is expected to open in Mexico City by early fiscal 2014.

These licensing agreements include initial development fees, site and design fees and ongoing royalties on our licensee’s restaurant sales.  In addition, our licensees will purchase bakery products branded under The Cheesecake Factory trademark from us.  We continue to review additional opportunities to expand in markets outside of the United States.

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

In evaluating and assessing the performance of our business, we believe the following are the key performance indicators that should be taken into consideration:

•                  Comparable Restaurant Sales and Overall Revenue Growth.  Our overall revenue growth is primarily driven by increases in comparable restaurant sales, revenue from new restaurant openings and royalties from additional licensed international locations.

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

•                  Income from Operations Expressed as a Percentage of Revenues (“Operating Margins”).  Operating margins are subject to fluctuations in commodity costs, labor, restaurant-level occupancy expenses, general and administrative expenses (“G&A”), and preopening expenses.  Our objective is to gradually increase our operating margins to return to peak levels by capturing fixed cost leverage from increases in comparable restaurant sales, growth in international royalties, maximizing our purchasing power as our business grows, and operating our restaurants as productively as possible.

By efficiently scaling our restaurant and bakery support infrastructure and improving our internal processes, we work toward growing G&A expenses at a slower rate than revenue growth over the long-term, which also should contribute to operating margin expansion.  However, G&A as a percentage of revenues may vary from quarter to quarter and may increase on a year-over-year comparative basis in the near term as we ramp up our infrastructure to support our international growth.

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

	Thirteen Weeks Ended April 2, 2013	Thirteen Weeks Ended April 3, 2012

Revenues	100.0%	100.0%

Costs and expenses:
Cost of sales	24.7	24.7
Labor expenses	32.6	32.8
Other operating costs and expenses	24.0	24.3
General and administrative expenses	6.2	6.6
Depreciation and amortization expenses	4.2	4.2
Impairment of assets and lease terminations	0.1	—
Preopening costs	0.3	0.5
Total costs and expenses	92.1	93.1
Income from operations	7.9	6.9
Interest and other (expense)/income, net	(0.2)	(0.2)
Income before income taxes	7.7	6.7
Income tax provision	2.2	1.9
Net income	5.5%	4.8%

Thirteen Weeks Ended April 2, 2013 Compared to Thirteen Weeks Ended April 3, 2012

Revenues

Revenues increased 6.2% to $463.0 million for the thirteen weeks ended April 2, 2013 compared to $435.8 million for the thirteen weeks ended April 3, 2012.

Comparable sales at The Cheesecake Factory and Grand Lux Cafe restaurants increased by 1.4%, or $5.7 million, from the first quarter of fiscal 2012, driven by menu pricing of 1.8%, partially offset by a decrease in guest traffic of 0.4%.  Storms in the Northeast negatively impacted comparable sales by approximately 0.6%.  Comparable sales benefitted from a timing shift in the first quarter of fiscal 2013 due to spring break and Easter holidays taking place earlier than in the prior year first quarter.  Approximately $2 million in sales moved forward into our first quarter from the second quarter of fiscal 2013 on a year-over-year basis.

Comparable sales at The Cheesecake Factory restaurants increased by 1.6% from the prior year first quarter driven by an increase in average check growth, partially offset by a decrease in guest traffic.  We implemented effective menu price increases of approximately 1.0% and 0.8% during the first quarter of fiscal 2013 and third quarter of fiscal 2012, respectively.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, The Cheesecake Factory menu included a 1.8% increase in pricing for the thirteen weeks ended April 2, 2013.

Comparable sales at our Grand Lux Cafe restaurants decreased by 0.9% from the prior year first quarter driven by lower guest traffic, partially offset by an increase in average check.  With fewer restaurants in operation than The Cheesecake Factory and a number of locations that are proportionately larger in size, Grand Lux Cafe can experience greater variability in its comparable sales from quarter to quarter.  We implemented effective menu price increases of approximately 1.0% and 0.8% during the second and fourth quarters of fiscal 2012, respectively.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, Grand Lux Cafe menu included a 1.8% increase in pricing for the thirteen weeks ended April 2, 2013.  We currently anticipate taking a menu price increase of approximately 0.8% in our spring Grand Lux Cafe menu change.

Restaurants become eligible to enter our comparable sales base in their 19th month of operation. At April 2, 2013, there were nine The Cheesecake Factory restaurants and one Grand Lux Cafe not yet in our comparable sales base. International licensed locations and restaurants that are no longer in operation are excluded from our comparable sales calculations. In the first quarter of fiscal 2013, our The Cheesecake Factory location in Hawaii was closed for approximately four weeks for repairs due to fire damage. This restaurant was also excluded from our comparable sales calculations for the time period it was closed.

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

Other factors outside of our control, such as general economic conditions, inclement weather, timing of holidays, and competitive and other factors, including those referenced in Part I, Item lA, “Risk Factors,” of our Annual Report on Form 10-K for the year ended January 1, 2013, can impact comparable sales.

Total restaurant operating weeks increased 3.6% to 2,291 for the thirteen weeks ended April 2, 2013 due to the opening of eight new restaurants during the trailing 15-month period.  Average sales per restaurant operating week increased approximately 1.7% to $195,900 in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 due to an improvement in average check.

Our external bakery sales increased to $14.2 million for the thirteen weeks ended April 2, 2013 compared to $10.8 million for the comparable period of last year due primarily to the timing of sales to our Middle Eastern licensee and to distributor accounts.  It is difficult to predict the timing of bakery product shipments on a quarterly basis, as the purchasing plans of our large-account customers, who constitute a majority of our bakery sales, may fluctuate.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses.  As a percentage of revenues, cost of sales was 24.7% for the first quarter of both fiscal 2013 and fiscal 2012.  Lower seafood and fish costs were offset by mix shifts, with bakery sales to external customers representing a higher percentage of total sales, as well as an increase in higher-cost desserts sold in our restaurants.

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

We attempt to negotiate short-term and long-term agreements for our principal commodity, supply and equipment requirements, depending on market conditions and expected demand.  However, we are currently unable to contract for extended periods of time for certain of our commodities such as some fish and many dairy items (excluding cream cheese used in our bakery operations).  Consequently, these commodities can be subject to unforeseen supply and cost fluctuations.

As has been our past practice, we will carefully consider opportunities to introduce new menu items and implement selected menu price increases to help offset any expected cost increases for key commodities and other goods and services utilized by our operations.  For new restaurants, cost of sales will typically be higher during the first three to four months of operations until our management team becomes more accustomed to predicting, managing and servicing the sales volumes at the new restaurants.

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, decreased to 32.6% in the first quarter of fiscal 2013 compared to 32.8% in the first quarter of fiscal 2012, primarily due to labor cost management.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead, selling and distribution expenses.  As a percentage of revenues, other operating costs and expenses decreased to 24.0% for the thirteen weeks ended April 2, 2013 from 24.3% for the thirteen weeks ended April 3, 2012. This decrease was primarily due to the timing of marketing costs and a higher prior year accrual for restaurant management bonuses.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, as well as the restaurant field supervision, corporate support and bakery administrative organizations.  As a percentage of revenues, G&A expenses decreased to 6.2% for the thirteen weeks ended April 2, 2013 versus 6.6% for the comparable period of fiscal 2012 due primarily to a higher prior year accrual for corporate performance bonuses and a $0.8 million charge in the prior year, reflecting an increase in the value of our Chief Executive Officer’s retirement benefit in connection with the extension of his employment agreement.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 4.2% for both the thirteen weeks ended April 2, 2013 and the comparable period of last year.

Impairment of Assets and Lease Terminations

In fiscal 2012, we made the business decision to discontinue operations in three of our Grand Lux Cafe restaurants, each of which was previously fully impaired, because they were not delivering the necessary sales volumes to drive our required returns.  We incurred $4.0 million in the fourth quarter of fiscal 2012 for partial reimbursement to the landlords of tenant improvement allowances and broker fees on these leases.  We incurred an additional $0.6 million in the first quarter of fiscal 2013 for future rent and other closing costs on these locations.  We do not expect to incur further charges in connection with these locations.

Preopening Costs

Preopening costs were $1.3 million for the thirteen weeks ended April 2, 2013 compared to $2.1 million in the comparable period of the prior year.  We opened one The Cheesecake Factory restaurant in the first quarter of fiscal 2012.  There were no openings in the first quarter of fiscal 2013.

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

Interest and Other (Expense)/Income, Net

Interest and other (expense)/income, net increased slightly to $1.3 million of expense for the first quarter of fiscal 2013 compared to $1.1 million of expense for the comparable period last year.  Interest expense included $0.9 million in both the first quarter of fiscal 2013 and the first quarter of fiscal 2012 associated with landlord construction allowances deemed to be financing in accordance with accounting guidance.

Income Tax Provision

Our effective income tax rate was 28.7% for both the first quarter of fiscal 2013 and the comparable prior year period.  Higher employment credits primarily due to the reinstatement of the Work Opportunity Tax Credit program were offset by our bakery manufacturing deduction, which was comparable year-over-year, becoming a smaller proportion of increased pretax income.

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen Weeks Ended April 2, 2013	Thirteen Weeks Ended April 3, 2012

Net income	$25,292	$20,722
After-tax impact from:
Lease terminations(1)	386	—
Adjusted net income	$25,678	$20,722

Diluted net income per share	$0.47	$0.37
After-tax impact from:
Lease terminations (1)	0.01	—
Adjusted net income per share (2)	$0.47	$0.37

(1)         Represents future rent and other closing costs for three Grand Lux Cafe locations where we discontinued operations in March 2013.  The pre-tax amount associated with this item was $644 and was recorded in lease terminations.

(2)         Diluted net income per share may not add due to rounding.

Fiscal 2013 Outlook

We estimate diluted earnings per share for fiscal 2013 will be between $2.12 and $2.18 based on an assumed comparable restaurant sales increase in a range between 1.5% and 2.5%.  This estimate does not include $0.6 million in expenses we recorded in the first quarter of fiscal 2013 for future rent and other closing costs related to the three Grand Lux Cafe restaurants where we discontinued operations.  This earnings per share range represents 13% to 16% growth over fiscal year 2012, which is in line with our longer-term objective to deliver average mid-teens earnings per share growth.

We expect to increase our operating margin by approximately 50 basis points in fiscal 2013.  We expect this improvement to be driven primarily by international growth, as we gain a full year of royalties from the initial three Middle East locations opened in fiscal 2012, with as many as three more locations expected to open in fiscal 2013.  In addition, we should see some benefits to cost of sales from efficiency gains and a more profitable mix of bakery sales to external customers.  We currently expect food cost inflation of approximately 2.5% and a corporate tax rate of approximately 29%.

In fiscal 2013, we plan to open as many as eight to ten new restaurants.  This includes the relocation of two or three restaurants as we take the opportunity to optimize the location of our restaurants in certain trade areas.  In addition to these Company-owned locations, we expect as many as three licensed The Cheesecake Factory restaurants to open internationally in fiscal 2013.

We expect cash capital expenditures in fiscal 2013 to range between $100 million and $120 million.  We expect to generate free cash flow (defined as cash flow from operations less capital expenditures) of $85 million to $110 million and plan to return the majority of this amount to shareholders in the form of dividends and share repurchases.

For the second quarter of fiscal 2013, we estimate diluted earnings per share will be between $0.55 and $0.57, based on an assumed comparable restaurant sales increase in a range between 1.0% and 2.0%.

Liquidity and Capital Resources

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Thirteen Weeks Ended April 2, 2013	Thirteen Weeks Ended April 3, 2012
Cash provided by operating activities	$45.1	$41.4
Capital expenditures	$(14.6)	$(16.3)
Proceeds from exercise of stock options	$20.0	$9.3
Cash dividends paid	$(6.3)	$—
Purchase of treasury stock	$(42.0)	$(40.9)

During the thirteen weeks ended April 2, 2013, our cash and cash equivalents increased by $3.6 million to $87.1 million.  This increase was primarily attributable to cash provided by operating activities and proceeds from exercises of stock options, partially offset by treasury stock purchases, capital expenditures and dividend payments.

For fiscal 2013, we currently estimate our cash outlays for capital expenditures to range between $100 million and $120 million, net of agreed-upon, up-front cash landlord construction contributions and excluding $11.5 million of expected noncapitalizable preopening costs for new restaurants.  The amount reflected as additions to property and equipment in the consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each lease.  Our estimate for capital expenditures for fiscal 2013 contemplates a net outlay of $64 million to $75 million for eight to ten restaurants expected to be opened during fiscal 2013 and estimated construction-in-progress disbursements for anticipated early fiscal 2014 openings.  Expected fiscal 2013 capital expenditures also include $28 million to $32 million for maintenance, enhancements and capacity additions to our existing restaurants and $8 million to $13 million for bakery and corporate infrastructure investments.

At April 2, 2013, we had no borrowings outstanding under our $200 million revolving credit facility (“Facility”) and we did not withdraw or repay any amounts under this Facility during the first quarter of fiscal 2013 or 2012.  Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of April 2, 2013, we had net availability for borrowings of $179 million, based on a zero outstanding debt balance and $21 million in standby letters of credit.  In addition, the Facility limits our cash distributions with respect to our equity interests, such as cash dividends and share repurchases.  We were in compliance with the financial covenants in effect under the Facility at April 2, 2013.  See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.

On July 23, 2012, our Board approved the initiation of a cash dividend to our stockholders, which is subject to quarterly Board approval.  A cash dividend of $0.12 per common share was declared during the third quarter of fiscal 2012 and in each fiscal quarter since then.  There can be no assurance that such dividends will be declared in the future.

On October 17, 2011, our Board increased the authorization to repurchase our common stock by 10.0 million shares to 41.0 million shares.  Under this and previous authorizations, we have cumulatively repurchased 35.7 million shares at a total cost of $873.8 million through April 2, 2013, including 1.2 million shares of our common stock at a cost of $42.0 million during the first quarter of fiscal 2013.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  (See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.)

Based on our current expansion objectives, we believe that during the upcoming 12 months our cash and cash equivalents, combined with expected cash flows provided by operations, available borrowings under our Facility and expected landlord construction contributions, should be sufficient in the aggregate to finance our capital allocation strategy, including capital expenditures, share repurchases and cash dividends, and allow us to consider additional possible capital allocation strategies, such as the acquisition of other growth vehicles.  We continue to plan to return the majority of our free cash flow after capital expenditures to shareholders in the form of dividends and share repurchases.

As of April 2, 2013, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties.  Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We are exposed to market risk from interest rate changes on our funded debt.  This exposure relates to the component of the interest rate on our $200 million Facility that is indexed to three-month LIBOR.  We had no debt outstanding under the Facility at April 2, 2013 or April 3, 2012.  Therefore, we had no exposure to interest rate fluctuations on funded debt at those dates.  (See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our Executive Savings Plan, a non-qualified deferred compensation plan, to the extent these investments are not equivalent to the related liability.  In addition, because changes in these investments are not taxable, the full impact of gains or losses affects net income.  Based on balances at April 2, 2013 and January 1, 2013, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes.  However, net income would have declined by $1.2 million and $1.1 million, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 2, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended April 2, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 4 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A.  Risk Factors

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2013 (“Annual Report”), and there have been no material changes thereto since the filing of our Annual Report.  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information regarding our purchases of our common stock during the thirteen weeks ended April 2, 2013 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 2 — February 5, 2013	672	$33.27	617	5,910
February 6 — March 5, 2013	387	33.89	375	5,523
March 6 — April 2, 2013	182	35.73	182	5,341
Total	1,241		1,174

(1)         The total number of shares purchased includes shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

(2)         On October 17, 2011, our Board increased the authorization to repurchase our common stock by 10.0 million shares to 41.0 million shares.  Under this and previous authorizations, we have cumulatively repurchased 35.7 million shares at a total cost of $873.8 million through April 2, 2013, including 1.2 million shares of our common stock at a cost of $42.0 million during the first quarter of fiscal 2013.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  (See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.)

Our Facility limits our cash distributions with respect to our equity interests, such as cash dividends and share repurchases.  (See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

Item 6.  Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1	Form of Reorganization Agreement	Amend. No. 1 to Form S-1	33-479336	2.1	8/17/92
3.1	Restated Certificate of Incorporation including Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock	10-K	000-20574	3.1	2/23/11
3.2	Amended and Restated Bylaws as of May 20, 2009	8-K	000-20574	3.8	5/27/09
3.3	Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	8-A	000-20574	1	8/18/98
3.4	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	Amend. No. 1 to Form 8-A	000-20574	2	11/13/03
3.5	Amendment No. 2 to Rights Agreement dated as of August 1, 2008 between The Cheesecake Factory Incorporated and Computershare Trust Company	Amend. No 2 to Form 8-A	000-20574	3	8/1/08
10.1*	Employment Agreement between the Company and David M. Gordon executed April 18, 2013*	8-K	000-20574	10.1	4/19/13
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer	—	—	—	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	—	—	—	Filed herewith
Exhibit 101	XBRL (Extensible Business Reporting Language) The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2012, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statement of stockholders’ equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.	—	—	—	Filed herewith

* Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2013	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ W. DOUGLAS BENN
W. Douglas Benn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)