Form 10-Q
period 2013-07-02
CHEESECAKE FACTORY INC
filed 2013-08-09
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2013

or

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

As of July 31, 2013, 53,838,117 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

PART I.         FINANCIAL INFORMATION

Item 1.           Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	July 2, 2013	January 1, 2013

ASSETS
Current assets:
Cash and cash equivalents	$130,623	$83,569
Accounts receivable	10,944	14,558
Income tax receivable	1,897	—
Other receivables	27,849	48,100
Inventories	35,690	28,836
Prepaid expenses	38,122	39,887
Deferred income taxes	16,577	15,257
Total current assets	261,702	230,207
Property and equipment, net	765,620	764,418
Other assets:
Intangible assets, net	18,429	17,829
Prepaid rent	46,933	50,793
Other	32,203	28,920
Total other assets	97,565	97,542
Total assets	$1,124,887	$1,092,167
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,635	$46,998
Income tax payable	—	1,213
Other accrued expenses	182,723	204,823
Total current liabilities	218,358	253,034
Deferred income taxes	97,890	91,852
Deferred rent	75,130	76,144
Deemed landlord financing liability	59,594	55,123
Other noncurrent liabilities	39,619	36,288
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued; inclusive of Series A junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 89,659,216 and 87,812,022 issued and outstanding at July 2, 2013 and January 1, 2013, respectively	897	878
Additional paid-in capital	566,805	508,130
Retained earnings	943,691	902,532
Treasury stock, 35,742,652 and 34,414,222 shares at cost at July 2, 2013 and January 1, 2013, respectively	(877,097)	(831,814)
Total stockholders’ equity	634,296	579,726
Total liabilities and stockholders’ equity	$1,124,887	$1,092,167

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended July 2, 2013	Thirteen Weeks Ended July 3, 2012	Twenty-Six Weeks Ended July 2, 2013	Twenty-Six Weeks Ended July 3, 2012

Revenues	$470,118	$454,749	$933,136	$890,503

Costs and expenses:
Cost of sales	112,947	111,019	227,240	218,617
Labor expenses	151,162	146,086	302,145	289,066
Other operating costs and expenses	113,805	108,870	224,783	214,758
General and administrative expenses	27,811	26,278	56,600	54,943
Depreciation and amortization expenses	19,215	18,509	38,445	36,807
Impairment of assets and lease terminations	1,505	—	2,149	—
Preopening costs	2,503	3,017	3,817	5,123
Total costs and expenses	428,948	413,779	855,179	819,314
Income from operations	41,170	40,970	77,957	71,189
Interest and other expense, net	(1,271)	(838)	(2,581)	(1,986)
Income before income taxes	39,899	40,132	75,376	69,203
Income tax provision	11,316	11,733	21,501	20,082
Net income	$28,583	$28,399	$53,875	$49,121

Net income per share:
Basic	$0.54	$0.53	$1.02	$0.92
Diluted	$0.52	$0.52	$0.99	$0.89

Weighted average shares outstanding:
Basic	52,892	53,155	52,574	53,417
Diluted	55,073	55,091	54,692	55,376

Cash dividends declared per common share	$0.12	$—	$0.24	$—

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance, January 1, 2013	87,812	$878	$508,130	$902,532	$(831,814)	$579,726
Net income	—	—	—	53,875	—	53,875
Cash dividends declared	—	—	—	(12,716)	—	(12,716)
Issuance of common stock from stock options exercised	1,819	19	49,402	—	—	49,421
Tax impact of stock options exercised, net of cancellations	—	—	2,372	—	—	2,372
Stock-based compensation	—	—	6,901	—	—	6,901
Issuance of restricted stock, net of forfeitures	28	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	(45,283)	(45,283)
Balance, July 2, 2013	89,659	$897	$566,805	$943,691	$(877,097)	$634,296

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended July 2, 2013	Twenty-Six Weeks Ended July 3, 2012

Cash flows from operating activities:
Net income	$53,875	$49,121
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	38,445	36,807
Impairment of assets	1,505	—
Deferred income taxes	4,718	5,637
Stock-based compensation	6,813	6,274
Tax impact of stock options exercised, net of cancellations	2,372	2,095
Excess tax benefit related to stock options exercised	(3,265)	(2,008)
Other	(713)	391
Changes in assets and liabilities:
Accounts receivable	3,614	1,086
Other receivables	20,251	6,875
Inventories	(6,854)	(3,266)
Prepaid expenses	1,765	918
Other assets	614	(2,727)
Accounts payable	(11,363)	(14,022)
Income taxes (payable)/receivable	(3,110)	1,528
Other accrued expenses	(20,021)	(14,450)
Cash provided by operating activities	88,646	74,259
Cash flows from investing activities:
Additions to property and equipment	(37,517)	(34,419)
Additions to intangible assets	(811)	(1,285)
Cash used in investing activities	(38,328)	(35,704)
Cash flows from financing activities:
Deemed landlord financing proceeds	2,947	201
Deemed landlord financing payments	(1,009)	(925)
Proceeds from exercise of stock options	49,421	17,907
Excess tax benefit related to stock options exercised	3,265	2,008
Cash dividends paid	(12,605)	—
Treasury stock purchases	(45,283)	(57,541)
Cash used in financing activities	(3,264)	(38,350)
Net change in cash and cash equivalents	47,054	205
Cash and cash equivalents at beginning of period	83,569	48,211
Cash and cash equivalents at end of period	$130,623	$48,416

Supplemental disclosures:
Interest paid	$2,253	$2,245
Income taxes paid	$17,515	$12,669

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

We determined that the three Grand Lux Cafe locations that we closed in March 2013 do not meet the requirements for discontinued operations reporting.  Although we discontinued cash flows at these restaurants, we have significant continuing involvement with respect to operations, based on our expectation of guest transfer (an increase in guests at another location as a result of the closure of a location).

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

In June 2011, the FASB issued guidance that eliminated the previous option to report other comprehensive income and its components in the statement of changes in equity.  Companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements.  There are no changes to the accounting for items within comprehensive income.  This standard impacts presentation only and became effective for us in the first quarter of fiscal 2012.  In February 2013, the FASB issued additional guidance that requires companies to present information about reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements.  This standard also impacts presentation only and became effective for us in the first quarter of fiscal 2013.

2.  Inventories

Inventories consisted of (in thousands):

	July 2, 2013	January 1, 2013

Restaurant food and supplies	$12,801	$13,243
Bakery finished goods and work in progress	17,580	10,070
Bakery raw materials and supplies	5,309	5,523
Total	$35,690	$28,836

3.  Long-Term Debt

In December 2010, we entered into a five-year credit agreement (“Facility”) that provides us with revolving loan commitments totaling $200 million, including letter of credit subfacility commitments that total $35 million.  The Facility contains a commitment increase feature that could provide for an additional $50 million in available credit upon our request and the satisfaction of certain conditions.  We had no outstanding borrowings under the Facility at July 2, 2013 or January 1, 2013, and we did not withdraw or repay any amounts under this Facility during the first half of fiscal 2013 or 2012.

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

We are obligated to maintain certain financial covenants, which include a maximum Adjusted Debt to trailing 12-month EBITDAR ratio (“Adjusted Debt Ratio”) of 4.0, as well as a trailing 12-month minimum EBITDAR to interest and rental expense ratio (“EBITDAR Ratio”) of 1.9.  At July 2, 2013, our Adjusted Debt and EBITDAR Ratios were 2.7 and 2.9, respectively.  Therefore, we were in compliance with the financial covenants in effect under the Facility at that date.  The Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on these ratios.

Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of July 2, 2013, we had net availability for borrowings of $179 million, based on a zero outstanding debt balance and $21 million in standby letters of credit.

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

5. Stockholders’ Equity

On July 23, 2012, our Board of Directors (“Board”) approved the initiation of a cash dividend to our stockholders which is subject to quarterly Board approval.  A cash dividend of $0.12 per common share was declared during the third quarter of fiscal 2012 and in each fiscal quarter since then through the second quarter of 2013.  On July 22, 2013, our Board increased the dividend to $0.14 per common share for the third quarter of fiscal 2013, equating to a 17% increase.  There can be no assurance that dividends will be declared in the future or that the Board will approve further increases in dividend levels.

On July 22, 2013, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 48.5 million shares.  Under this and previous authorizations, we cumulatively repurchased 35.7 million shares at a total cost of $877.1 million through July 2, 2013, including 0.1 million shares of our common stock at a cost of $3.3 million during the second quarter of fiscal 2013.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.

On November 6, 2012, our Board approved the adoption of a trading plan under Rule 10b5-1 (“10b5-1 Plan”) of the Securities Exchange Act of 1934 (the “Act”), which was effective from December 6, 2012 through July 3, 2013.  This 10b5-1 Plan terminated on July 3, 2013, in accordance with its terms.  On May 29, 2013, our Board approved the adoption of a new 10b5-1 Plan, which is effective from July 5, 2013 through December 31, 2013.

On July 22, 2013, our Board approved the terms of a share repurchase plan (“10b-18 Plan”) under which we are authorized to repurchase shares of our common stock in open market transactions in accordance with Rule 10b-18 of the Act, effective from July 29, 2013 through August 15, 2013.

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

6.  Stock-Based Compensation

The following table presents information related to stock-based compensation (in thousands):

	Thirteen Weeks Ended July 2, 2013	Thirteen Weeks Ended July 3, 2012	Twenty-Six Weeks Ended July 2, 2013	Twenty-Six Weeks Ended July 3, 2012

Labor expenses	$1,049	$940	$2,093	$1,833
Other operating costs and expenses	52	48	98	95
General and administrative expenses	2,307	1,922	4,622	4,346
Total stock-based compensation	3,408	2,910	6,813	6,274
Income tax benefit	1,304	1,113	2,606	2,400
Total stock-based compensation, net of taxes	$2,104	$1,797	$4,207	$3,874

Capitalized stock-based compensation (1)	$41	$62	$88	$150

(1)         It is our policy to capitalize the portion of stock-based compensation costs for our internal development, construction, and legal departments that relates to activities such as the design and construction of new restaurants, remodeling existing locations, lease, intellectual property and liquor license acquisition activities and equipment installation.  Capitalized stock-based compensation is included in property and equipment, net and other assets on the consolidated balance sheets.

Stock Options

We did not issue any stock options during the second quarter of fiscal 2013.  The weighted average fair value at the grant date for options issued during the second quarter of fiscal 2012 was $12.34 per option and was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions: (a) an expected option term of 6.1 years, (b) expected stock price volatility of 39.8%, (c) a risk-free interest rate of 1.1%, and (d) a dividend yield on our stock of 0.0%.

Stock option activity during the twenty-six weeks ended July 2, 2013 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at January 1, 2013	7,414	$23.98	4.2	$66,682
Granted	386	35.62
Exercised	(1,819)	27.17
Forfeited or cancelled	(154)	23.56
Outstanding at July 2, 2013	5,827	$23.77	4.4	$108,392

Exercisable at July 2, 2013	2,935	$25.80	3.5	$48,630

The total intrinsic value of options exercised during the thirteen and twenty-six weeks ended July 2, 2013 was $11.7 million and $19.8 million, respectively.  The total intrinsic value of options exercised during the thirteen and twenty-six weeks ended July 3, 2012 was $3.7 million and $8.1 million, respectively.  As of July 2, 2013, the total unrecognized stock-based compensation expense related to unvested stock options was $14.8 million, which we expect to recognize over a weighted average period of approximately 2.2 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the twenty-six weeks ended July 2, 2013 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)	(Per share)

Outstanding at January 1, 2013	1,316	$26.91
Granted	406	36.23
Vested	(168)	14.46
Forfeited	(76)	29.00
Outstanding at July 2, 2013	1,478	$30.77

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant.  The weighted average fair value at the grant date for restricted shares and restricted share units issued during the second quarter of fiscal 2013 and fiscal 2012 was $39.75 and $31.08, respectively.  The fair value of shares that vested during the thirteen and twenty-six weeks ended July 2, 2013 was $6 thousand and $2.4 million, respectively.  The fair value of shares that vested during the thirteen and twenty-six weeks ended July 3, 2012 was $1.2 million and $2.4 million, respectively.  As of July 2, 2013, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $28.1 million, which we expect to recognize over a weighted average period of approximately 3.7 years.

7.  Net Income Per Share

At July 2, 2013 and July 3, 2012, 1.5 million and 1.1 million shares, respectively, of restricted stock issued to employees were unvested, and therefore excluded from the calculation of basic earnings per share for the fiscal quarters ended on those dates.  Diluted net income per share includes the dilutive effect of outstanding equity awards, calculated using the treasury stock method.  Assumed proceeds from in-the-money options include windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by FASB Accounting Standards Codification (“ASC”) 718, “Compensation — Stock Option Compensation.”

	Thirteen Weeks Ended July 2, 2013	Thirteen Weeks Ended July 3, 2012	Twenty-Six Weeks Ended July 2, 2013	Twenty-Six Weeks Ended July 3, 2012
	(In thousands, except per share data)
Net income	$28,583	$28,399	$53,875	$49,121

Basic weighted average shares outstanding	52,892	53,155	52,574	53,417
Dilutive effect of equity awards	2,181	1,936	2,118	1,959

Diluted weighted average shares outstanding	55,073	55,091	54,692	55,376

Basic net income per share	$0.54	$0.53	$1.02	$0.92

Diluted net income per share	$0.52	$0.52	$0.99	$0.89

Shares of common stock equivalents of 0.5 million and 1.1 million for the thirteen and twenty-six weeks ended July 2, 2013, respectively, and 2.7 million and 2.9 million for the thirteen and twenty-six weeks ended July 3, 2012, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

Certain of our restricted stock awards are considered participating securities as these awards include non-forfeitable rights to dividends with respect to unvested shares.  As such, they must be included in the computation of earnings per share pursuant to the two-class method.  Under the two-class method, a portion of net income is allocated to participating securities, and therefore is excluded from the calculation of earnings per share allocated to common shares.  For the thirteen and twenty-six weeks ended July 2, 2013, the calculation of basic and diluted earnings per share pursuant to the two-class method resulted in an immaterial difference from the amounts displayed in the consolidated statements of comprehensive income.

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

Segment information is presented below (in thousands):

	Thirteen Weeks Ended July 2, 2013	Thirteen Weeks Ended July 3, 2012	Twenty-Six Weeks Ended July 2, 2013	Twenty-Six Weeks Ended July 3, 2012
Revenues:
The Cheesecake Factory restaurants	$424,845	$408,933	$837,396	$799,680
Other	45,273	45,816	95,740	90,823
Total	$470,118	$454,749	$933,136	$890,503

Income from operations:
The Cheesecake Factory restaurants (1)	$62,718	$64,820	$121,955	$118,631
Other (2)	5,106	3,218	9,606	6,729
Corporate	(26,654)	(27,068)	(53,604)	(54,171)
Total	$41,170	$40,970	$77,957	$71,189

Depreciation and amortization:
The Cheesecake Factory restaurants	$15,551	$15,119	$31,066	$30,045
Other	2,605	2,329	5,225	4,656
Corporate	1,059	1,061	2,154	2,106
Total	$19,215	$18,509	$38,445	$36,807

Capital expenditures:
The Cheesecake Factory restaurants	$20,721	$11,489	$33,995	$20,800
Other	1,305	4,730	1,483	10,117
Corporate	910	1,851	2,039	3,502
Total	$22,936	$18,070	$37,517	$34,419

			July 2, 2013	January 1, 2013
Total assets:
The Cheesecake Factory restaurants			$763,313	$764,208
Other			161,590	165,274
Corporate			199,984	162,685
Total			$1,124,887	$1,092,167

(1)         Includes $1.5 million of pre-tax impairment expense in the second quarter of fiscal 2013 related to the planned relocation of two of our restaurants.  This item was recorded in impairment of assets and lease terminations.

(2)         Includes $0.6 million in future rent and other closing costs in the first quarter of fiscal 2013 for three Grand Lux Cafe locations where we discontinued operations in March 2013.  This item was recorded in impairment of assets and lease terminations.

9.  Subsequent Events

On August 8, 2013, we executed an agreement waiving our right to exercise lease renewal options at one of our The Cheesecake Factory locations.  In consideration, the landlord has agreed to pay us $4,875,000.

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

In connection with the “safe harbor” provisions of the Acts, we have identified and are disclosing important factors, risks and uncertainties that could cause our actual results to differ materially from those contained in forward-looking statements made by us or on our behalf (see Part II, Item 1A of this report, “Risk Factors,” and Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2013).  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.  Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements.  Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate.  Forward-looking statements speak only as of the date on which they are made.  Except as may be required by law, we do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

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

As of August 9, 2013, we operated 175 upscale, casual, full-service dining restaurants: 163 under The Cheesecake Factory® mark; 11 under the Grand Lux Cafe® mark; and one under the RockSugar Pan Asian Kitchen® mark.  We also operated two bakery production facilities.

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

In 2011, we announced our initial expansion plans outside of the United States.  We entered into an exclusive licensing agreement to build and operate The Cheesecake Factory restaurants in the Middle East.  In the second quarter of fiscal 2013, we expanded this arrangement to include the country of Lebanon.  This licensee opened its first three locations in fiscal 2012.  In February 2013, we entered into an exclusive licensing agreement to build and operate The Cheesecake Factory restaurants in Latin America.

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

In evaluating and assessing the performance of our business, we believe the following are the key performance indicators that should be taken into consideration:

•                  Comparable Restaurant Sales and Overall Revenue Growth.  Our overall revenue growth is primarily driven by increases in comparable restaurant sales, revenue from new restaurant openings, and royalties and bakery sales related to additional licensed international locations.

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

	Thirteen Weeks Ended July 2, 2013	Thirteen Weeks Ended July 3, 2012	Twenty-Six Weeks Ended July 2, 2013	Twenty-Six Weeks Ended July 3, 2012

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	24.0	24.4	24.3	24.5
Labor expenses	32.2	32.1	32.4	32.5
Other operating costs and expenses	24.2	23.9	24.1	24.1
General and administrative expenses	5.9	5.8	6.1	6.2
Depreciation and amortization expenses	4.1	4.1	4.1	4.1
Impairment of assets and lease terminations	0.3	—	0.2	—
Preopening costs	0.5	0.7	0.4	0.6
Total costs and expenses	91.2	91.0	91.6	92.0
Income from operations	8.8	9.0	8.4	8.0
Interest and other expense, net	(0.3)	(0.2)	(0.3)	(0.2)
Income before income taxes	8.5	8.8	8.1	7.8
Income tax provision	2.4	2.6	2.3	2.3
Net income	6.1%	6.2%	5.8%	5.5%

Thirteen Weeks Ended July 2, 2013 Compared to Thirteen Weeks Ended July 3, 2012

Revenues

Revenues increased 3.4% to $470.1 million for the thirteen weeks ended July 2, 2013 compared to $454.7 million for the thirteen weeks ended July 3, 2012.

Comparable sales at The Cheesecake Factory and Grand Lux Cafe restaurants increased by 0.8%, or $3.5 million, from the second quarter of fiscal 2012, driven by an increase in average check of 1.7% and menu mix of 0.1%, partially offset by a decrease in guest traffic of 1.0%.  Comparable sales in the first quarter of fiscal 2013 benefitted from a timing shift due to spring break and Easter holidays taking place earlier than in the prior year, moving approximately $2 million in sales forward into our first quarter from the second quarter of fiscal 2013 on a year-over-year basis.

Comparable sales at The Cheesecake Factory restaurants increased by 0.9% from the prior year second quarter driven by an increase in average check growth, partially offset by a decrease in guest traffic.  We implemented effective menu price increases of approximately 1.0% and 0.8% during the first quarter of fiscal 2013 and third quarter of fiscal 2012, respectively.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, The Cheesecake Factory menu included a 1.8% increase in pricing for the thirteen weeks ended July 2, 2013.  We currently anticipate taking a menu price increase of approximately 1.0% in our summer The Cheesecake Factory menu change.

Comparable sales at our Grand Lux Cafe restaurants increased by 0.1% from the prior year second quarter driven by an increase in average check growth, partially offset by a decrease in guest traffic.  With fewer restaurants in operation than The Cheesecake Factory and a number of locations that are proportionately larger in size, Grand Lux Cafe can experience greater variability in its comparable sales from quarter to quarter.  We implemented effective menu price increases of approximately 0.7% and 0.8% during the second quarter of fiscal 2013 and fourth quarter of fiscal 2012, respectively.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, Grand Lux Cafe menu included a 1.7% increase in pricing for the thirteen weeks ended July 2, 2013.

Restaurants become eligible to enter our comparable sales base in their 19th month of operation. At July 2, 2013, there were eight The Cheesecake Factory restaurants and one Grand Lux Cafe not yet in our comparable sales base. International licensed locations and restaurants that are no longer in operation are excluded from our comparable sales calculations.

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

Other factors outside of our control, such as general economic conditions, inclement weather, timing of holidays, competition and other factors, including those referenced in Part I, Item lA, “Risk Factors,” of our Annual Report on Form 10-K for the year ended January 1, 2013, can impact comparable sales.

Total restaurant operating weeks increased 1.7% to 2,263 for the thirteen weeks ended July 2, 2013 compared to the prior year period.  Average sales per restaurant operating week increased approximately 1.5% to $202,000 in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012.

Our external bakery sales were $11.7 million for the thirteen weeks ended July 2, 2013 compared to $11.8 million for the comparable period of last year.  It is difficult to predict the timing of bakery product shipments on a quarterly basis, as the purchasing plans of our large-account customers, who constitute a majority of our bakery sales, may fluctuate.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses.  As a percentage of revenues, cost of sales was 24.0% for the second quarter of fiscal 2013 compared to 24.4% for the comparable period of fiscal 2012.  This variance was driven primarily by lower grocery costs, with wheat and corn prices down from their year-ago highs, benefitting items such as pastas and oils.

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

We attempt to negotiate short-term and long-term agreements for our principal commodity, supply and equipment requirements, depending on market conditions and expected demand.  However, we are currently unable to contract for extended periods of time for certain of our commodities such as some fish and many dairy items.  Consequently, these commodities can be subject to unforeseen supply and cost fluctuations.

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

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, increased to 32.2% in the second quarter of fiscal 2013 compared to 32.1% in the second quarter of fiscal 2012, primarily due to higher payroll taxes and other labor-related costs, partially offset by lower group medical expenses.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead, selling and distribution expenses.  As a percentage of revenues, other operating costs and expenses increased to 24.2% for the thirteen weeks ended July 2, 2013 from 23.9% for the thirteen weeks ended July 3, 2012.  This increase was primarily due to higher natural gas rates and the timing of marketing costs and restaurant management bonuses.  These factors were partially offset by higher bakery overhead absorption due to increased production versus the second quarter of fiscal 2012.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, as well as the restaurant field supervision, corporate support and bakery administrative organizations.  As a percentage of revenues, G&A expenses increased to 5.9% for the thirteen weeks ended July 2, 2013 versus 5.8% for the comparable period of fiscal 2012 due to higher labor and legal fees, partially offset by a higher prior year accrual for corporate performance bonuses.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 4.1% for both the thirteen weeks ended July 2, 2013 and the comparable period of last year.

Impairment of Assets and Lease Terminations

In the second quarter of fiscal 2013, we incurred $1.5 million of impairment expense related to the planned relocation of two of our restaurants.  We expect to incur an additional $0.4 million during the second half of fiscal 2013 related to the relocation of these restaurants.

Preopening Costs

Preopening costs were $2.5 million for the thirteen weeks ended July 2, 2013 compared to $3.0 million in the comparable period of the prior year.  We opened one The Cheesecake Factory restaurant in the second quarter of both fiscal 2013 and 2012.

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

Interest and Other Expense, Net

Interest and other expense, net increased to $1.3 million of expense for the second quarter of fiscal 2013 compared to $0.8 million of expense for the comparable period last year.  This increase was primarily due to changes in the value of our investments in variable life insurance contracts used to support our Executive Savings Plan (“ESP”), a non-qualified deferred compensation plan.  Interest expense included $0.9 million in the second quarter of fiscal 2013 compared to $0.8 million in the second quarter of fiscal 2012 associated with landlord construction allowances deemed to be financing in accordance with accounting guidance.

Income Tax Provision

Our effective income tax rate was 28.4% for the second quarter of fiscal 2013 compared to 29.2% for the comparable prior year period.  This decrease was attributable to higher Work Opportunity Tax Credits due to the reinstatement of the program in 2013 and decreased state taxes in relation to pre-tax income, partially offset by a lower proportion of FICA tip credits in relation to pre-tax income.

Twenty-Six Weeks Ended July 2, 2013 Compared to Twenty-Six Weeks Ended July 3, 2012

Revenues

Revenues increased 4.8% to $933.1 million for the twenty-six weeks ended July 2, 2013 compared to $890.5 million for the twenty-six weeks ended July 3, 2012.

Comparable sales at The Cheesecake Factory and Grand Lux Cafe restaurants increased by 1.1%, or $9.2 million, from the first half of fiscal 2012, driven by an increase in average check of 1.8%, partially offset by a decrease in guest traffic of 0.7%.  Storms in the Northeast during the first quarter of fiscal 2013 negatively impacted comparable sales for the first half of the year by approximately 0.3%.

Comparable sales at The Cheesecake Factory restaurants increased by 1.2% from the prior year driven by an increase in average check, partially offset by a decrease in guest traffic.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, The Cheesecake Factory menu included a 1.8% increase in pricing for the twenty-six weeks ended July 2, 2013.  In the first quarter of fiscal 2013, our The Cheesecake Factory location in Hawaii was closed for approximately four weeks for repairs due to fire damage. This restaurant also was excluded from our comparable sales calculations for the time period it was closed.

Comparable sales at our Grand Lux Cafe restaurants decreased by 0.4% from the prior year first half driven by a decrease in guest traffic, partially offset by an increase in average check.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, Grand Lux Cafe menu included a 1.7% increase in pricing for the twenty-six weeks ended July 2, 2013.

Total restaurant operating weeks increased 2.6% to 4,554 for the twenty-six weeks ended July 2, 2013.  Average sales per restaurant operating week increased approximately 1.6% to $198,750 in the first half of fiscal 2013 compared to the first half of fiscal 2012.

Our external bakery sales increased to $26.0 million for the twenty-six weeks ended July 2, 2013 compared to $22.6 million for the comparable period of last year due primarily to the timing of sales to our Middle Eastern licensee and to distributors who sell our bakery products to third party accounts.

Cost of Sales

As a percentage of revenues, cost of sales decreased to 24.3% for the twenty-six weeks ended July 2, 2013 from 24.5% for the comparable period of fiscal 2012.  Lower grocery costs were partially offset by an increase in higher-cost desserts sold in our restaurants.

Labor Expenses

As a percentage of revenues, labor expenses for the twenty-six weeks ended July 2, 2013 decreased to 32.4% from 32.5% in the comparable period of last year, primarily due to lower group medical costs.

Other Operating Costs and Expenses

As a percentage of revenues, other operating costs and expenses were 24.1% for both the twenty-six weeks ended July 2, 2013 and July 3, 2012.

General and Administrative Expenses

As a percentage of revenues, G&A expenses decreased to 6.1% for the twenty-six weeks ended July 2, 2013 versus 6.2% for the comparable period of fiscal 2012 due primarily to a higher prior year accrual for corporate performance bonuses and a $0.8 million charge in the prior year, reflecting an increase in the value of our Chief Executive Officer’s retirement benefit in connection with the extension of his employment agreement.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 4.1% for both the twenty-six weeks ended July 2, 2013 and the comparable period of last year.

Impairment of Assets and Lease Terminations

In fiscal 2012, we made the business decision to discontinue operations of three of our Grand Lux Cafe restaurants, each of which was previously fully impaired, because they were not delivering the necessary sales volumes to drive our required returns.  We incurred $4.0 million in the fourth quarter of fiscal 2012 for partial reimbursement to the landlords of tenant improvement allowances and broker fees on these leases.  We incurred an additional $0.6 million in the first quarter of fiscal 2013 for future rent and other closing costs associated with these locations.  We do not expect to incur further charges in connection with these locations.

In the second quarter of fiscal 2013, we incurred $1.5 million of impairment expense related to the planned relocation of two of our restaurants.  We expect to incur an additional $0.4 million during the second half of fiscal 2013 related to the relocation of these restaurants.

Preopening Costs

Preopening costs were $3.8 million for the twenty-six weeks ended July 2, 2013 compared to $5.1 million in the comparable period of the prior year.  We opened one The Cheesecake Factory restaurant in the first half of both fiscal 2013 and 2012.

Interest and Other Expense, Net

Interest and other expense, net increased to $2.6 million of expense for the first half of fiscal 2013 compared to $2.0 million of expense for the comparable period last year. This increase was primarily due to changes in the value of our investments in variable life insurance contracts used to support our ESP.  Interest expense included $1.8 million and $1.7 million in the first half of fiscal 2013 and fiscal 2012, respectively, associated with landlord construction allowances deemed to be financing in accordance with accounting guidance.

Income Tax Provision

Our effective income tax rate was 28.5% for the first half of fiscal 2013 compared to 29.0% for the comparable prior year period.  This decrease was attributable to higher Work Opportunity Tax Credits due to the reinstatement of the program in 2013 and decreased state taxes in relation to pre-tax income, partially offset by a lower proportion of FICA tip credits in relation to pre-tax income.

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen Weeks Ended July 2, 2013	Thirteen Weeks Ended July 3, 2012	Twenty-Six Weeks Ended July 2, 2013	Twenty-Six Weeks Ended July 3, 2012

Net income	$28,583	$28,399	$53,875	$49,121
After-tax impact from:
Impairment of assets and lease terminations (1)	903	—	1,289	—
Proceeds from variable life insurance contract (2)	—	(419)	—	(419)
Adjusted net income	$29,486	$27,980	$55,164	$48,702

Diluted net income per share	$0.52	$0.52	$0.99	$0.89
After-tax impact from:
Impairment of assets and lease terminations (1)	0.02	—	0.02	—
Proceeds from variable life insurance contract (2)	—	(0.01)	—	(0.01)
Adjusted diluted net income per share	$0.54	$0.51	$1.01	$0.88

(1)         The amount recorded in the second quarter of fiscal 2013 represents impairment expense related to the planned relocation of two of our restaurants.  The year-to-date amount also includes future rent and other closing costs recorded in the first quarter of fiscal 2013 for three Grand Lux Cafe locations where we discontinued operations in March 2013.  The pre-tax amounts associated with these items are $1,505 and $644, respectively, and were recorded in impairment of assets and lease terminations.

(2)         Represents the realization of proceeds from one of our variable life insurance contracts used to support our ESP.  This item is non-taxable and was recorded in interest and other (expense)/income.

Fiscal 2013 Outlook

We estimate adjusted diluted earnings per share for fiscal 2013 will be between $2.10 and $2.15 based on an assumed increase in comparable restaurant sales of between 1.0% and 1.5%.  This earnings per share estimate does not include any charges recorded or anticipated to be recorded in impairment of assets and lease terminations.  For further discussion of the excluded items, see “Impairment of Assets and Lease Terminations” above.

We expect to increase our operating margin by approximately 50 basis points in fiscal 2013.  International growth accounts for a large portion of this improvement, as we gain a full year of royalties from the initial three Middle East locations opened in fiscal 2012, with one additional location expected to open in fiscal 2013.  We should also see some benefits to cost of sales from efficiency gains and a more profitable mix of bakery sales to external customers.  We currently expect food cost inflation of approximately 2% and a corporate tax rate of approximately 29%.

In fiscal 2013, we plan to open as many as eight to ten new restaurants, one of which was opened as of the date of this filing.  This includes the relocation of two to three restaurants as we take the opportunity to optimize the location of our restaurants in certain trade areas.  In addition to these Company-owned locations, we expect one licensed The Cheesecake Factory restaurant to open internationally in fiscal 2013.

We anticipate fiscal 2013 cash capital expenditures to range between $100 million and $110 million and expect to generate free cash flow (defined as cash flow from operations less capital expenditures) of $100 million to $115 million.  We plan to return as much as $200 million to shareholders during fiscal 2013 in the form of dividends and share repurchases, funded by our free cash flow and the proceeds from stock option exercises.

For the third quarter of fiscal 2013, we estimate diluted earnings per share will be between $0.51 and $0.53, based on assumed comparable restaurant sales in a range of between flat and 1.0% versus the prior year third quarter.

Liquidity and Capital Resources

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Twenty-Six Weeks Ended July 2, 2013	Twenty-Six Weeks Ended July 3, 2012
Cash provided by operating activities	$88.6	$74.3
Capital expenditures	$(37.5)	$(34.4)
Proceeds from exercise of stock options	$49.4	$17.9
Cash dividends paid	$(12.6)	$—
Purchase of treasury stock	$(45.3)	$(57.5)

During the twenty-six weeks ended July 2, 2013, our cash and cash equivalents increased by $47.1 million to $130.6 million.  This increase was primarily attributable to cash provided by operating activities and proceeds from exercises of stock options, partially offset by treasury stock purchases, capital expenditures and dividend payments.

For fiscal 2013, we currently estimate our cash outlays for capital expenditures to range between $100 million and $110 million, net of agreed-upon, up-front cash landlord construction contributions and excluding $11.5 million of expected noncapitalizable preopening costs for new restaurants.  The amount reflected as additions to property and equipment in the consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each lease.  Our estimate for capital expenditures for fiscal 2013 contemplates a net outlay of $65 million to $71 million for eight to ten restaurants expected to be opened during fiscal 2013 and estimated construction-in-progress disbursements for anticipated early fiscal 2014 openings.  Expected fiscal 2013 capital expenditures also include $26 million to $27 million for maintenance, enhancements and capacity additions to our existing restaurants and $9 million to $12 million for bakery and corporate infrastructure investments.

At July 2, 2013, we had no borrowings outstanding under our $200 million revolving credit facility (“Facility”), and we did not withdraw or repay any amounts under this Facility during the second quarter of fiscal 2013 or 2012.  Availability under the Facility is reduced by outstanding standby letters of credit, which are used to support our self-insurance programs.  As of July 2, 2013, we had net availability for borrowings of $179 million, based on a zero outstanding debt balance and $21 million in standby letters of credit.  In addition, the Facility limits our cash distributions with respect to our equity interests, such as cash dividends and share repurchases.  We were in compliance with the financial covenants in effect under the Facility at July 2, 2013.  See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.

On July 23, 2012, our Board approved the initiation of a cash dividend to our stockholders, which is subject to quarterly Board approval.  A cash dividend of $0.12 per common share was declared during the third quarter of fiscal 2012 and in each fiscal quarter since then through the second quarter of 2013.  On July 22, 2013, our Board increased the dividend to $0.14 per common share for the third quarter of fiscal 2013, equating to a 17% increase.  There can be no assurance that dividends will be declared in the future or that the Board will approve further increases in dividend levels.

On July 22, 2013, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 48.5 million shares.  Under this and previous authorizations, we have cumulatively repurchased 35.7 million shares at a total cost of $877.1 million through July 2, 2013, including 0.1 million shares of our common stock at a cost of $3.3 million during the second quarter of fiscal 2013.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.

Based on our current expansion objectives, we believe that during the upcoming 12 months our cash and cash equivalents, combined with expected cash flows provided by operations, available borrowings under our Facility and expected landlord construction contributions, should be sufficient in the aggregate to finance our capital allocation strategy, including capital expenditures, share repurchases and cash dividends, and allow us to consider additional possible capital allocation strategies, such as the acquisition of other growth vehicles.  We continue to plan to return the majority of our free cash flow to shareholders in the form of dividends and share repurchases.

As of July 2, 2013, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties.  Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We are exposed to market risk from interest rate changes on our funded debt.  This exposure relates to the component of the interest rate on our $200 million Facility that is indexed to three-month LIBOR.  We had no debt outstanding under the Facility at July 2, 2013 or July 3, 2012.  Therefore, we had no exposure to interest rate fluctuations on funded debt at those dates.  See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.

We are also subject to market risk related to our investments in variable life insurance contracts used to support our Executive Savings Plan, a non-qualified deferred compensation plan, to the extent these investments are not equivalent to the related liability.  In addition, because changes in these investments are not taxable, the full impact of gains or losses affects net income.  Based on balances at July 2, 2013 and January 1, 2013, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes.  However, net income would have declined by $1.3 million and $1.0 million, respectively.

We purchase food and other commodities for use in our operations based on market prices established with our suppliers.  Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control.  We attempt to negotiate short-term and long-term agreements for our principal commodity, supply and equipment requirements, depending on market conditions and expected demand.  However, we are currently unable to contract for extended periods of time for certain of our commodities such as some fish and many dairy items.  Consequently, these commodities can be subject to unforeseen supply and cost fluctuations.  Substantially all of our food and supplies are available from multiple qualified suppliers, which helps to diversify our overall commodity cost risk.  In addition, we may have the ability to increase menu prices, or vary menu items, in response to food commodity price increases.  We do not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 2, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended July 2, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information regarding our purchases of our common stock during the thirteen weeks ended July 2, 2013 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 3 — May 7, 2013	87	$37.78	87	5,254
May 8 — June 4, 2013	—	—	—	5,254
June 5 — July 2, 2013	—	—	—	5,254
Total	87		87

(1)         The total number of shares purchased includes shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

(2)         On July 22, 2013, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 48.5 million shares.  Under this and previous authorizations, we have cumulatively repurchased 35.7 million shares at a total cost of $877.1 million through July 2, 2013, including 0.1 million shares of our common stock at a cost of $3.3 million during the second quarter of fiscal 2013.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.

Our Facility limits our cash distributions with respect to our equity interests, such as cash dividends and share repurchases.  See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.

Item 6.  Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1	Form of Reorganization Agreement	Amend. No. 1 to Form S-1	33-479336	2.1	8/17/92
3.1	Restated Certificate of Incorporation including Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock	10-K	000-20574	3.1	2/23/11
3.2	Amended and Restated Bylaws as of May 20, 2009	8-K	000-20574	3.8	5/27/09
3.3	Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	8-A	000-20574	1	8/18/98
3.4	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	Amend. No. 1 to Form 8-A	000-20574	2	11/13/03
3.5	Amendment No. 2 to Rights Agreement dated as of August 1, 2008 between The Cheesecake Factory Incorporated and Computershare Trust Company	Amend. No 2 to Form 8-A	000-20574	3	8/1/08
10.1*	2010 Stock Incentive Plan as Amended May 30, 2013	DEF 14A	000-20574	Appendix A	04/19/13
10.2*	Employment Agreement between the Company and David M. Gordon executed April 18, 2013	8-K	000-20574	10.1	4/19/13
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer	—	—	—	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	—	—	—	Filed herewith
Exhibit 101	XBRL (Extensible Business Reporting Language) The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2012, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statement of stockholders’ equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.	—	—	—	Filed herewith

* Management contract or compensatory plan or arrangement required to be filed as an exhibit

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2013	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ W. DOUGLAS BENN
W. Douglas Benn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)