Form 10-Q
period 2013-10-01
CHEESECAKE FACTORY INC
filed 2013-11-08
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2013

or

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

As of October 30, 2013, 52,300,901 shares of the registrant’s Common Stock, $.01 par value, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

PART I.         FINANCIAL INFORMATION

Item 1.           Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 1, 2013	January 1, 2013

ASSETS
Current assets:
Cash and cash equivalents	$82,625	$83,569
Accounts receivable	11,165	14,558
Income tax receivable	2,416	—
Other receivables	30,336	48,100
Inventories	37,046	28,836
Prepaid expenses	35,926	39,887
Deferred income taxes	16,577	15,257
Total current assets	216,091	230,207
Property and equipment, net	784,319	764,418
Other assets:
Intangible assets, net	18,320	17,829
Prepaid rent	47,641	50,793
Other	34,767	28,920
Total other assets	100,728	97,542
Total assets	$1,101,138	$1,092,167
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,982	$46,998
Income tax payable	—	1,213
Other accrued expenses	193,003	204,823
Total current liabilities	236,985	253,034
Deferred income taxes	99,422	91,852
Deferred rent	75,164	76,144
Deemed landlord financing liability	64,302	55,123
Other noncurrent liabilities	42,094	36,288
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued; inclusive of Series A junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 90,197,535 and 87,812,022 issued at October 1, 2013 and January 1, 2013, respectively	902	878
Additional paid-in capital	585,877	508,130
Retained earnings	963,738	902,532
Treasury stock, 37,842,743 and 34,414,222 shares at cost at October 1, 2013 and January 1, 2013, respectively	(967,346)	(831,814)
Total stockholders’ equity	583,171	579,726
Total liabilities and stockholders’ equity	$1,101,138	$1,092,167

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended October 1, 2013	Thirteen Weeks Ended October 2, 2012	Thirty-nine Weeks Ended October 1, 2013	Thirty-nine Weeks Ended October 2, 2012

Revenues	$469,699	$453,819	$1,402,835	$1,344,322

Costs and expenses:
Cost of sales	112,430	111,620	339,670	330,237
Labor expenses	150,910	145,630	453,055	434,696
Other operating costs and expenses	113,955	113,700	338,738	328,458
General and administrative expenses	28,805	22,450	85,405	77,393
Depreciation and amortization expenses	19,661	18,733	58,106	55,540
Impairment of assets and lease terminations	1,097	—	3,246	—
Preopening costs	4,210	2,362	8,027	7,485
Total costs and expenses	431,068	414,495	1,286,247	1,233,809
Income from operations	38,631	39,324	116,588	110,513
Interest and other expense, net	(727)	(1,710)	(3,308)	(3,696)
Income before income taxes	37,904	37,614	113,280	106,817
Income tax provision	10,423	10,451	31,924	30,533
Net income	$27,481	$27,163	$81,356	$76,284

Net income per share:
Basic	$0.52	$0.51	$1.55	$1.43
Diluted	$0.50	$0.49	$1.49	$1.38

Weighted average shares outstanding:
Basic	52,416	52,958	52,521	53,264
Diluted	54,612	55,126	54,654	55,271

Cash dividends declared per common share	$0.14	$0.12	$0.38	$0.12

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance, January 1, 2013	87,812	$878	$508,130	$902,532	$(831,814)	$579,726
Net income	—	—	—	81,356	—	81,356
Cash dividends declared	—	—	—	(20,150)	—	(20,150)
Issuance of common stock from stock options exercised	2,358	24	62,988	—	—	63,012
Tax impact of stock options exercised, net of cancellations	—	—	4,357	—	—	4,357
Stock-based compensation	—	—	10,402	—	—	10,402
Issuance of restricted stock, net of forfeitures	28	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	(135,532)	(135,532)
Balance, October 1, 2013	90,198	$902	$585,877	$963,738	$(967,346)	$583,171

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-nine Weeks Ended October 1, 2013	Thirty-nine Weeks Ended October 2, 2012

Cash flows from operating activities:
Net income	$81,356	$76,284
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	58,106	55,540
Impairment of assets and lease terminations	3,038	—
Deferred income taxes	6,249	1,091
Stock-based compensation	10,273	8,427
Tax impact of stock options exercised, net of cancellations	4,357	2,188
Excess tax benefit related to stock options exercised	(5,150)	(2,317)
Other	(949)	825
Changes in assets and liabilities:
Accounts receivable	3,393	(860)
Other receivables	17,764	2,159
Inventories	(8,210)	(2,743)
Prepaid expenses	3,961	2,191
Other assets	(2,226)	(5,070)
Accounts payable	(3,016)	(2,455)
Income taxes (payable)/receivable	(3,629)	(339)
Other accrued expenses	(15,000)	(9,816)
Cash provided by operating activities	150,317	125,105
Cash flows from investing activities:
Additions to property and equipment	(67,098)	(64,611)
Additions to intangible assets	(1,225)	(1,726)
Cash used in investing activities	(68,323)	(66,337)
Cash flows from financing activities:
Deemed landlord financing proceeds	5,959	2,596
Deemed landlord financing payments	(1,557)	(1,399)
Proceeds from exercise of stock options	63,012	27,283
Excess tax benefit related to stock options exercised	5,150	2,317
Cash dividends paid	(19,970)	(6,382)
Treasury stock purchases	(135,532)	(74,963)
Cash used in financing activities	(82,938)	(50,548)
Net change in cash and cash equivalents	(944)	8,220
Cash and cash equivalents at beginning of period	83,569	48,211
Cash and cash equivalents at end of period	$82,625	$56,431

Supplemental disclosures:
Interest paid	$3,395	$3,338
Income taxes paid	$25,900	$29,356
Change in construction payable	$7,701	$1,048

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

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31st for financial reporting purposes.  Fiscal 2013 consists of 52 weeks and will end on December 31, 2013.  Fiscal 2012, which ended on January 1, 2013, was also a 52-week year.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance that requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. This guidance will be effective for fiscal years beginning after December 15, 2013, with early adoption permitted.  The adoption of this new guidance will not have any effect on our financial statements.

In July 2012, the FASB issued guidance that provides entities with an option to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary.  If an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required.  However, if an entity concludes otherwise, quantitative testing is not required.  This standard became effective for us in the first quarter of fiscal 2013.  The adoption of this standard did not have a material impact on our financial statements.

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

2.  Inventories

Inventories consisted of (in thousands):

	October 1, 2013	January 1, 2013

Restaurant food and supplies	$13,170	$13,243
Bakery finished goods and work in progress (1)	18,508	10,070
Bakery raw materials and supplies	5,368	5,523
Total	$37,046	$28,836

(1)         Bakery finished goods and work in progress increased by $8.4 million from January 1, 2013 to October 1, 2013 primarily due to the build up of inventory prior to the holiday season.

3.  Long-Term Debt

On October 16, 2013, we entered into a new loan agreement (“Facility”) which amended and restated in its entirety our prior loan agreement dated December 3, 2010.  This Facility, which matures on October 16, 2018, provides us with revolving loan commitments totaling $200 million, of which $50 million may be used for issuances of letters of credit.  The Facility contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and the satisfaction of certain conditions.  Our obligations under the Facility are unsecured.  Certain of our material subsidiaries have guaranteed our obligations under the Facility.  Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs.  At October 1, 2013, we had no cash borrowings outstanding under the previous credit facility and had $21 million outstanding in letters of credit.  We did not withdraw or repay any amounts under the previous facility during the first three quarters of fiscal 2013 or during the year ended 2012.

We are subject to certain financial covenants under the Facility requiring us to maintain (i) a maximum “Net Adjusted Leverage Ratio” of 4.0, comprised of debt plus eight times rent minus unrestricted cash and cash equivalents in excess of $25 million divided by “EBITDAR” (trailing 12-month earnings before interest, taxes, depreciation, amortization, noncash stock option expense, rent and permitted acquisition costs) and (ii) a trailing 12-month minimum EBITDAR to interest and rental expense ratio (“EBITDAR Ratio”) of 1.9.  Based on our previous loan agreement, our Adjusted Debt (comprised of debt plus eight times rent divided by EBITDAR) and EBITDAR Ratios were 2.6 and 2.9, respectively, at October 1, 2013, and we were in compliance with the financial covenants in effect at that date.  The Facility also limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on the Net Adjusted Leverage Ratio.

Borrowings under the Facility bear interest, at our option, at a rate equal to either (i) the Adjusted LIBO Rate plus a margin ranging from 1.00% to 1.75% based on our Net Adjusted Leverage Ratio or (ii) the highest of (a) the rate of interest publicly announced by JPMorgan Chase Bank as its prime rate in effect, (b) the Federal Funds Effective Rate from time to time plus 0.5% or (c) the one-month Adjusted LIBO Rate plus 1.0%, plus a margin ranging from 0.00% to 0.75% based on our Net Adjusted Leverage Ratio.  Under the Facility, we paid certain customary loan origination fees and will pay a fee on the unused portion of the Facility ranging from 0.15% to 0.30% also based on our Net Adjusted Leverage Ratio.

4. Commitments and Contingencies

On April 11, 2013, a current restaurant hourly employee filed a class action lawsuit in the California Superior Court, Placer County, alleging that the Company violated the California Labor Code and California Business and Professions Code, by requiring employees to purchase uniforms for work (Sikora v. The Cheesecake Factory Restaurants, Inc., et al; Case No SCV0032820).  A similar lawsuit covering a different period of time is also pending in Placer County (Reed v. The Cheesecake Factory Restaurants, Inc. et al; Case No. S CV 27073).  We are also arbitrating similar uniform and related issues under federal law in separate collective actions in Alabama, Colorado, Ohio, Tennessee, and Texas (Smith v. The Cheesecake Factory Restaurants, Inc. et al; Case No. 3 06 0829).  On October 24, 2013, the arbitrator in the Tennessee matter denied summary judgment motions filed both by the claimants and by us on the uniform issue. However, the arbitrator in the Ohio matter has ruled in favor of the Company on the material claims raised in the Ohio arbitration, including uniform, minimum wage and overtime issues, while finding in favor of the claimants on two non-material claims. The Ohio arbitrator awarded the claimants a non-material amount but has not ruled on the claimants’ request for attorneys’ fees.  We are evaluating an appeal of the Ohio arbitrator’s ruling. These lawsuits and arbitrations seek unspecified amounts of penalties and other monetary payments on behalf of the respective claimants and other purported class members. The claimants also seek attorneys’ fees.  We intend to vigorously defend these actions.  Based on the current status of these matters, we have not reserved for any potential future payments.

Within the ordinary course of our business, we are subject to private lawsuits, government audits, administrative proceedings and other claims.  These matters typically involve claims from guests, staff members and others related to operational issues common to the foodservice industry.  A number of these claims may exist at any given time, and some of the claims may be pled as class actions.  From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks, both domestically and abroad.  We could be affected by adverse publicity and litigation costs resulting from such allegations, regardless of whether these allegations are valid or whether we are legally determined to be liable. At this time, we believe that the final disposition of any pending lawsuits, audits, proceedings and claims will not have a material adverse effect individually or in the aggregate on our financial position, results of operations or liquidity.  It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, audits, proceedings or claims.

5. Stockholders’ Equity

On July 23, 2012, our Board of Directors (“Board”) approved the initiation of a cash dividend to our stockholders which is subject to quarterly Board approval.  A cash dividend of $0.12 per common share was declared during the third quarter of fiscal 2012 and in each fiscal quarter since then through the second quarter of 2013.  On July 22, 2013, our Board increased the dividend to $0.14 per common share for the third quarter of fiscal 2013, equating to a 17% increase.  On October 21, 2013, our Board declared a dividend of $0.14 per common share for the fourth quarter of fiscal 2013.  There can be no assurance that dividends will be declared in the future or that the Board will approve further increases in dividend levels.

On July 22, 2013, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 48.5 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 37.8 million shares at a total cost of $967.3 million through October 1, 2013, including 2.1 million shares of our common stock at a cost of $90.2 million during the third quarter of fiscal 2013.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.

On November 6, 2012, our Board approved the adoption of a trading plan under Rule 10b5-1 (“10b5-1 Plan”) of the Securities Exchange Act of 1934 (the “Act”), which was effective from December 6, 2012 through July 3, 2013.  This 10b5-1 Plan terminated on July 3, 2013 in accordance with its terms.  On May 29, 2013, our Board approved the adoption of another 10b5-1 Plan, which became effective July 5, 2013 and will terminate December 31, 2013.  On October 21, 2013, our Board approved the terms of an additional 10b5-1 Plan, which will be effective from January 2, 2014 through July 1, 2014.

On July 22, 2013, our Board approved the terms of a share repurchase plan (“10b-18 Plan”) under which we were authorized to repurchase shares of our common stock in open market transactions in accordance with Rule 10b-18 of the Act, effective from July 29, 2013 through August 15, 2013.  This 10b-18 Plan terminated on August 15, 2013 in accordance with its terms.  On October 21, 2013, our Board approved the terms of another 10b-18 Plan under which we are authorized to repurchase shares of our common stock in open market transactions in accordance with Rule 10b-18 of the Act, effective from October 28, 2013 through November 12, 2013.

The timing and number of shares repurchased pursuant to the share repurchase authorization are subject to a number of factors, including legal constraints and financial covenants under our Facility that limit share repurchases based on a defined ratio.  See Note 3 for further discussion of our long-term debt.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us.  Purchases in the open market are made in compliance with Rule 10b-18 of the Act.  We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, including dividend payments, a review of our capital structure and cost of capital, our share price and current market conditions.  Our objectives with regard to share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.

6.  Stock-Based Compensation

The following table presents information related to stock-based compensation (in thousands):

	Thirteen Weeks Ended October 1, 2013	Thirteen Weeks Ended October 2, 2012	Thirty-nine Weeks Ended October 1, 2013	Thirty-nine Weeks Ended October 2, 2012

Labor expenses	$1,158	$932	$3,251	$2,765
Other operating costs and expenses	35	47	133	142
General and administrative expenses	2,267	1,174	6,889	5,520
Total stock-based compensation	3,460	2,153	10,273	8,427
Income tax benefit	1,324	823	3,930	3,223
Total stock-based compensation, net of taxes	$2,136	$1,330	$6,343	$5,204

Capitalized stock-based compensation (1)	$41	$56	$129	$206

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

Stock Options

We did not issue any stock options during the third quarter of fiscal 2013.  The weighted average fair value at the grant date for options issued during the third quarter of fiscal 2012 was $10.27 per option.  The fair value of options was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the third quarter of fiscal 2012: (a) an expected option term of 6.1 years, (b) expected stock price volatility of 37.3%, (c) a risk-free interest rate of 1.1%, and (d) a dividend yield on our stock of 1.4%.

Stock option activity during the thirty-nine weeks ended October 1, 2013 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at January 1, 2013	7,414	$23.98	4.2	$66,682
Granted	386	35.62
Exercised	(2,358)	26.67
Forfeited or cancelled	(177)	23.36
Outstanding at October 1, 2013	5,265	$23.65	4.3	$110,260

Exercisable at October 1, 2013	2,646	$24.97	3.4	$51,926

The total intrinsic value of options exercised during the thirteen and thirty-nine weeks ended October 1, 2013 was $9.7 million and $29.4 million, respectively.  The total intrinsic value of options exercised during the thirteen and thirty-nine weeks ended October 2, 2012 was $3.4 million and $11.6 million, respectively.  As of October 1, 2013, the total unrecognized stock-based compensation expense related to unvested stock options was $13.3 million, which we expect to recognize over a weighted average period of approximately 2.2 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the thirty-nine weeks ended October 1, 2013 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)	(Per share)

Outstanding at January 1, 2013	1,316	$26.91
Granted	534	37.77
Vested	(173)	14.49
Forfeited	(106)	30.15
Outstanding at October 1, 2013	1,571	$31.75

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant.  The weighted average fair value at the grant date for restricted shares and restricted share units issued during the third quarter of fiscal 2013 and fiscal 2012 was $42.63 and $34.00, respectively.  The fair value of shares that vested during the thirteen and thirty-nine weeks ended October 1, 2013 was $76,000 and $2.5 million, respectively.  The fair value of shares that vested during the thirty-nine weeks ended October 2, 2012 was $2.4 million.  No shares vested during the thirteen weeks ended October 2, 2012.  As of October 1, 2013, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $28.3 million, which we expect to recognize over a weighted average period of approximately 3.6 years.

7.  Net Income Per Share

At October 1, 2013 and October 2, 2012, 1.6 million and 1.2 million shares, respectively, of restricted stock issued to employees were unvested, and therefore excluded from the calculation of basic earnings per share for the fiscal quarters ended on those dates.  Diluted net income per share includes the dilutive effect of outstanding equity awards, calculated using the treasury stock method.  Assumed proceeds from in-the-money options include windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by FASB Accounting Standards Codification (“ASC”) 718, “Compensation — Stock Option Compensation.”

	Thirteen Weeks Ended October 1, 2013	Thirteen Weeks Ended October 2, 2012	Thirty-nine Weeks Ended October 1, 2013	Thirty-nine Weeks Ended October 2, 2012
	(In thousands, except per share data)
Net income	$27,481	$27,163	$81,356	$76,284

Basic weighted average shares outstanding	52,416	52,958	52,521	53,264
Dilutive effect of equity awards	2,196	2,168	2,133	2,007

Diluted weighted average shares outstanding	54,612	55,126	54,654	55,271

Basic net income per share	$0.52	$0.51	$1.55	$1.43

Diluted net income per share	$0.50	$0.49	$1.49	$1.38

Shares of common stock equivalents of 0.6 million and 1.3 million for the thirteen and thirty-nine weeks ended October 1, 2013, respectively, and 1.9 million and 2.8 million for the thirteen and thirty-nine weeks ended October 2, 2012, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

Certain of our restricted stock awards are considered participating securities as these awards include non-forfeitable rights to dividends with respect to unvested shares.  As such, they must be included in the computation of earnings per share pursuant to the two-class method.  Under the two-class method, a portion of net income is allocated to participating securities, and therefore is excluded from the calculation of earnings per share allocated to common shares.  For the thirteen and thirty-nine weeks ended October 1, 2013, the calculation of basic and diluted earnings per share pursuant to the two-class method resulted in an immaterial difference from the amounts displayed in the consolidated statements of comprehensive income.

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

Segment information is presented below (in thousands):

	Thirteen Weeks Ended October 1, 2013	Thirteen Weeks Ended October 2, 2012	Thirty-nine Weeks Ended October 1, 2013	Thirty-nine Weeks Ended October 2, 2012
Revenues:
The Cheesecake Factory restaurants	$425,084	$402,493	$1,262,480	$1,202,173
Other	44,615	51,326	140,355	142,149
Total	$469,699	$453,819	$1,402,835	$1,344,322

Income from operations:
The Cheesecake Factory restaurants (1)	$61,686	$55,771	$183,641	$174,402
Other (2)	4,727	2,761	14,333	9,490
Corporate	(27,782)	(19,208)	(81,386)	(73,379)
Total	$38,631	$39,324	$116,588	$110,513

Depreciation and amortization:
The Cheesecake Factory restaurants	$15,826	$15,163	$46,892	$45,208
Other	2,634	2,518	7,859	7,174
Corporate	1,201	1,052	3,355	3,158
Total	$19,661	$18,733	$58,106	$55,540

Capital expenditures:
The Cheesecake Factory restaurants	$26,842	$20,900	$60,837	$41,700
Other	1,604	2,899	3,087	13,016
Corporate	1,135	6,393	3,174	9,895
Total	$29,581	$30,192	$67,098	$64,611

	October 1, 2013	January 1, 2013
Total assets:
The Cheesecake Factory restaurants	$753,740	$764,208
Other	161,399	165,274
Corporate	185,999	162,685
Total	$1,101,138	$1,092,167

(1) In the second and third quarters of fiscal 2013, we incurred $1.5 million and $1.1 million, respectively, of impairment and accelerated depreciation expense related to the planned relocation of four The Cheesecake Factory restaurants.  These items were recorded in impairment of assets and lease terminations.

(2) Includes $0.6 million in future rent and other closing costs in the first quarter of fiscal 2013 for three Grand Lux Cafe locations where we discontinued operations in March 2013.  This item was recorded in impairment of assets and lease terminations.

9.  Subsequent Events

On October 16, 2013, we entered into a new loan agreement which amended and restated in its entirety our prior loan agreement dated December 3, 2010.  See Note 3 for further discussion of our long-term debt and new credit facility.

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

As of November 8, 2013, we operated 178 upscale, casual, full-service dining restaurants: 166 under The Cheesecake Factory® mark; 11 under the Grand Lux Cafe® mark; and one under the RockSugar Pan Asian Kitchen® mark.  We also operated two bakery production facilities.

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

In 2011, we announced our initial expansion plans outside of the United States.  We entered into an exclusive licensing agreement enabling our licensee to build and operate The Cheesecake Factory restaurants in the Middle East.  In the second quarter of fiscal 2013, we expanded this arrangement to include the country of Lebanon.  This licensee opened its first three locations in fiscal 2012.  In February 2013, we entered into another exclusive licensing agreement enabling our second licensee to build and operate The Cheesecake Factory restaurants in Latin America.  These licensing agreements include payments to us for initial development fees, site and design fees and ongoing royalties on our licensees’ restaurant sales.  In addition, our licensees purchase bakery products branded under The Cheesecake Factory trademark from our bakeries.

We opened our first Company-owned restaurant outside of the United States in Puerto Rico on August 28, 2013.  We continue to review additional opportunities to expand internationally.

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

Our strategy is driven by our commitment to guest satisfaction and is focused primarily on menu innovation, high service levels and operational execution to continue to differentiate ourselves from other restaurant concepts, as well as drive competitively strong performance that is sustainable.  Financially, we are focused on prudently managing expenses at our restaurants, bakery facilities and corporate support center.  We are also committed to allocating capital in a manner that will maximize profitability and returns.  Investing in new restaurant development that meets our return on investment criteria is our top capital allocation priority with a focus on opening our restaurant concepts in premier locations within both new and existing markets in the United States and new markets internationally.

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

Changes in comparable restaurant sales come from variations in guest traffic, as well as in check average.  Our strategy is to grow guest traffic by continuing to offer innovative, high quality menu items that offer guests a wide range of options in terms of flavor, price and value.  In addition, we focus on service and hospitality with the goal of delivering an exceptional guest experience.  Check average is impacted by menu price increases and changes in menu mix.  Our philosophy with regard to menu pricing is to use price increases to help offset key operating costs in a manner that balances protecting both our margins and guest traffic levels.  In fiscal 2012, our menu mix was influenced by check management by our guests and a shifting of menu preferences as we evolve our menu and our guests try new items.  Over the last three quarters, as the economy has strengthened, menu mix has stabilized, allowing us to capture more of the menu price increases we implement.

•   Income from Operations Expressed as a Percentage of Revenues (“Operating Margins”).  Operating margins are subject to fluctuations in commodity costs, labor, restaurant-level occupancy expenses, general and administrative expenses (“G&A”), and preopening expenses.  Our objective is to gradually increase our operating margins to return to peak levels by capturing fixed cost leverage from increases in comparable restaurant sales, growth in international royalties, maximizing our purchasing power as our business grows and operating our restaurants as productively as possible.

By efficiently scaling our restaurant and bakery support infrastructure and improving our internal processes, we work toward growing G&A expenses at a slower rate than revenue growth over the long-term, which also should contribute to operating margin expansion.  However, G&A as a percentage of revenues may vary from quarter to quarter and may increase on a year-over-year comparative basis in the near term as we ramp up our infrastructure to support our growth.

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

	Thirteen Weeks Ended October 1, 2013	Thirteen Weeks Ended October 2, 2012	Thirty-nine Weeks Ended October 1, 2013	Thirty-nine Weeks Ended October 2, 2012

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	24.0	24.6	24.3	24.6
Labor expenses	32.1	32.1	32.3	32.3
Other operating costs and expenses	24.3	25.1	24.1	24.4
General and administrative expenses	6.1	4.9	6.1	5.8
Depreciation and amortization expenses	4.2	4.1	4.1	4.1
Impairment of assets and lease terminations	0.2	—	0.2	—
Preopening costs	0.9	0.5	0.6	0.6
Total costs and expenses	91.8	91.3	91.7	91.8
Income from operations	8.2	8.7	8.3	8.2
Interest and other expense, net	(0.1)	(0.4)	(0.2)	(0.3)
Income before income taxes	8.1	8.3	8.1	7.9
Income tax provision	2.2	2.3	2.3	2.2
Net income	5.9%	6.0%	5.8%	5.7%

Thirteen Weeks Ended October 1, 2013 Compared to Thirteen Weeks Ended October 2, 2012

Revenues

Revenues increased 3.5% to $469.7 million for the thirteen weeks ended October 1, 2013 compared to $453.8 million for the thirteen weeks ended October 2, 2012.

Comparable sales at The Cheesecake Factory and Grand Lux Cafe restaurants increased by 0.8%, or $3.4 million, from the third quarter of fiscal 2012, driven by average check growth of 1.7% (based on an increase of 1.8% in pricing and (0.1%) change in mix), partially offset by a decrease in guest traffic of 0.9%.

Comparable sales at The Cheesecake Factory restaurants increased by 1.0% from the prior year third quarter driven by average check growth, partially offset by a decrease in guest traffic.  We implemented effective menu price increases of approximately 1.0% during both the first and third quarter of fiscal 2013.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, The Cheesecake Factory menu included a 1.8% increase in pricing for the thirteen weeks ended October 1, 2013.

Comparable sales at our Grand Lux Cafe restaurants decreased by 2.6% from the prior year third quarter driven by a decrease in guest traffic, partially offset by average check growth.  With fewer restaurants in operation than The Cheesecake Factory and a number of locations that are proportionately larger in size, Grand Lux Cafe can experience greater variability in its comparable sales from quarter to quarter.  We implemented effective menu price increases of approximately 0.7% and 0.8% during the second quarter of fiscal 2013 and fourth quarter of fiscal 2012, respectively.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, the Grand Lux Cafe menu included a 1.5% increase in pricing for the thirteen weeks ended October 1, 2013.  We plan to continue targeting price increases of 1% to 2% annually.

Restaurants become eligible to enter our comparable sales base in their 19th month of operation. At October 1, 2013, there were nine The Cheesecake Factory restaurants and one Grand Lux Cafe not yet in our comparable sales base. International licensed locations and restaurants that are no longer in operation are excluded from our comparable sales calculations. Other factors outside of our control, such as general economic conditions, political strife, changing regulatory environment, inclement weather, timing of holidays, competition and other factors, including those referenced in Part I, Item lA, “Risk Factors,” of our Annual Report on Form 10-K for the year ended January 1, 2013, can impact comparable sales.

We generally update and reprint our menus twice a year.  As part of these menu updates, we evaluate the need for price increases based on those operating cost increases of which we are aware or that we can reasonably expect.

While menu price increases can contribute to higher comparable restaurant sales in addition to offsetting margin pressure, we carefully consider all potential price increases in light of the extent to which we believe they will impact guest traffic.

Total restaurant operating weeks increased 1.7% to 2,287 for the thirteen weeks ended October 1, 2013 compared to the prior year period.  Average sales per restaurant operating week increased approximately 2.5% to $199,570 in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012.

Our external bakery sales were $12.2 million for the thirteen weeks ended October 1, 2013 compared to $15.9 million for the comparable period of last year, primarily due to lower sales to warehouse club customers.  It is difficult to predict the timing of bakery product shipments on a quarterly basis, as the purchasing plans of our large-account customers, who constitute a majority of our bakery sales, may fluctuate.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses.  As a percentage of revenues, cost of sales was 24.0% for the third quarter of fiscal 2013 compared to 24.6% for the comparable period of fiscal 2012.  This variance was driven primarily by lower grocery costs.  We also experienced favorable dairy costs and a benefit from a higher mix of restaurant sales as compared to bakery sales.

Our restaurant menus are among the most diversified in the foodservice industry and, accordingly, are not overly dependent on a few select commodities.  Changes in costs for one commodity sometimes can be offset by cost changes in other commodity categories.  The principal commodity categories for our restaurants include produce, poultry, meat, fish and seafood, dairy, bread and general grocery items.

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

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 32.1% in both the third quarter of fiscal 2013 and the third quarter of fiscal 2012.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead, selling and distribution expenses.  As a percentage of revenues, other operating costs and expenses decreased to 24.3% for the thirteen weeks ended October 1, 2013 from 25.1% for the thirteen weeks ended October 2, 2012.  This decrease was primarily due to the timing of marketing costs, restaurant management bonuses and repairs, leverage on rent expense and higher bakery overhead absorption due to increased production versus the third quarter of fiscal 2012.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, as well as the restaurant field supervision, corporate support and bakery administrative organizations.  As a percentage of revenues, G&A expenses increased to 6.1% for the thirteen weeks ended October 1, 2013 versus 4.9% for the comparable period of fiscal 2012 due to recoupment of legal expenses resulting from an insurance settlement in the third quarter of fiscal 2012, timing shifts with respect to relocation costs and our general managers’ conference and an increase in stock-based compensation expense.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 4.2% for the thirteen weeks ended October 1, 2013 compared to 4.1% in the comparable period of last year.

Impairment of Assets and Lease Terminations

In the third quarter of fiscal 2013, we incurred $1.1 million of impairment and accelerated depreciation expense related to the planned relocation of three The Cheesecake Factory restaurants.  During the fourth quarter of fiscal 2013, we expect to incur an additional $0.9 million of expense related to the relocation of these restaurants and also to record $4.9 million in income from a landlord in connection with the early termination of one of these leases and for waiving our right to exercise renewal options.

Preopening Costs

Preopening costs were $4.2 million for the thirteen weeks ended October 1, 2013 compared to $2.4 million in the comparable period of the prior year.  We opened two The Cheesecake Factory restaurants in the third quarter of fiscal 2013 compared to one The Cheesecake Factory restaurant and one Grand Lux Cafe in the comparable prior year period.  Although we opened two restaurants in the third quarter of both fiscal 2013 and 2012, one of the prior year locations opened at the beginning of the quarter and most of the preopening costs were incurred in the second quarter of fiscal 2012.  In addition, due to the timing and number of restaurants we plan to open during the fourth quarter of 2013, we incurred higher costs in the third quarter of fiscal 2013 related to fourth quarter openings than in the prior year.

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

Interest and Other Expense, Net

Interest and other expense, net decreased to $0.7 million of expense for the third quarter of fiscal 2013 compared to $1.7 million of expense for the comparable period last year.  This decrease was primarily due to lower expense on asset disposals and a benefit related to the exercise of an option to vest our ownership in land adjacent to our North Carolina bakery facility.  Interest expense included $0.8 million in the third quarter of fiscal 2013 compared to $0.9 million in the third quarter of fiscal 2012 associated with landlord construction allowances deemed to be financing in accordance with accounting guidance.

Income Tax Provision

Our effective income tax rate was 27.5% for the third quarter of fiscal 2013 compared to 27.8% for the comparable prior year period.  This decrease was attributable to higher Work Opportunity Tax Credits due to the reinstatement of the program in 2013 and decreased state taxes in relation to pre-tax income, partially offset by a lower proportion of FICA tip credits in relation to pre-tax income.

Thirty-nine Weeks Ended October 1, 2013 Compared to Thirty-nine Weeks Ended October 2, 2012

Revenues

Revenues increased 4.4% to $1,402.8 million for the thirty-nine weeks ended October 1, 2013 compared to $1,344.3 million for the thirty-nine weeks ended October 2, 2012.

Comparable sales at The Cheesecake Factory and Grand Lux Cafe restaurants increased by 1.0%, or $12.6 million, from the first three quarters of fiscal 2012, driven by average check growth of 1.8% (based on 1.8% pricing and flat mix), partially offset by a decrease in guest traffic of 0.8%.

Comparable sales at The Cheesecake Factory restaurants increased by 1.2% from the prior year driven by average check growth, partially offset by a decrease in guest traffic.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, The Cheesecake Factory menu included a 1.8% increase in pricing for the thirty-nine weeks ended October 1, 2013.  In the first quarter of fiscal 2013, our The Cheesecake Factory location in Hawaii was closed for approximately four weeks for repairs due to fire damage. This restaurant was excluded from our comparable sales calculations for the time period it was closed.

Comparable sales at our Grand Lux Cafe restaurants decreased by 1.1% from the first three quarters of the prior year driven by a decrease in guest traffic, partially offset by average check growth.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, Grand Lux Cafe menu included a 1.7% increase in pricing for the thirty-nine weeks ended October 1, 2013.

Total restaurant operating weeks increased 2.4% to 6,845 for the thirty-nine weeks ended October 1, 2013.  Average sales per restaurant operating week increased approximately 1.8% to $198,850 in the first three quarters of fiscal 2013 compared to the first three quarters of fiscal 2012.

Our external bakery sales were $38.2 million for the thirty-nine weeks ended October 1, 2013 compared to $38.5 million for the comparable period of last year.

Cost of Sales

As a percentage of revenues, cost of sales were 24.3% for the thirty-nine weeks ended October 1, 2013 compared to 24.6% for the comparable period of fiscal 2012 primarily due to lower grocery costs.

Labor Expenses

As a percentage of revenues, labor expenses were 32.3% for both for the thirty-nine weeks ended October 1, 2013 and the comparable period of the prior year.

Other Operating Costs and Expenses

As a percentage of revenues, other operating costs and expenses for the thirty-nine weeks ended October 1, 2013 decreased to 24.1% from 24.4% in the comparable prior year period.  This decrease was primarily due to the timing of repairs, leverage on rent expense and higher bakery overhead absorption due to increased production versus the first three quarters of fiscal 2013.

General and Administrative Expenses

As a percentage of revenues, G&A expenses increased to 6.1% for the thirty-nine weeks ended October 1, 2013 versus 5.8% for the comparable period of fiscal 2012 due primarily to recoupment of legal expenses via an insurance settlement in the third quarter of fiscal 2012 and higher stock-based compensation expense.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 4.1% for both the thirty-nine weeks ended October 1, 2013 and the comparable period of last year.

Impairment of Assets and Lease Terminations

In fiscal 2012, we made the business decision to discontinue operations of three Grand Lux Cafe restaurants, each of which was previously fully impaired, because they were not delivering the necessary sales volumes to drive our required returns.  We incurred $4.0 million in the fourth quarter of fiscal 2012 for partial reimbursement to the landlords of tenant improvement allowances and broker fees on these leases.  We incurred an additional $0.6 million in the first quarter of fiscal 2013 for future rent and other closing costs associated with these locations.  We do not expect to incur further charges in connection with these locations.

In the second and third quarters of fiscal 2013, we incurred $2.6 million of impairment and accelerated depreciation expense related to the planned relocation of four The Cheesecake Factory restaurants.

Preopening Costs

Preopening costs were $8.0 million for the thirty-nine weeks ended October 1, 2013 compared to $7.5 million in the comparable period of the prior year.  We opened three The Cheesecake Factory restaurants in the first three quarters of fiscal 2013 compared to three The Cheesecake Factory restaurants and one Grand Lux Cafe in the first three quarters of fiscal 2012.  Lower costs due to one less year-to-date opening in fiscal 2013 were more than offset by higher costs incurred related to more planned fourth quarter openings than in the prior year.

Interest and Other Expense, Net

Interest and other expense, net decreased to $3.3 million of expense for the first three quarters of fiscal 2013 compared to $3.7 million of expense for the comparable period last year. This decrease was primarily due to a benefit recorded in the third quarter of fiscal 2013 related to the exercise of an option to vest our ownership in land adjacent to our North Carolina bakery facility.  Interest expense included $2.6 million and $2.7 million in the first three quarters of fiscal 2013 and fiscal 2012, respectively, associated with landlord construction allowances deemed to be financing in accordance with accounting guidance.

Income Tax Provision

Our effective income tax rate was 28.2% for the first three quarters of fiscal 2013 compared to 28.6% for the comparable prior year period.  This decrease was attributable to higher Work Opportunity Tax Credits due to the reinstatement of the program in 2013 and decreased state taxes in relation to pre-tax income, partially offset by a lower proportion of FICA tip credits in relation to pre-tax income.

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen Weeks Ended October 1, 2013	Thirteen Weeks Ended October 2, 2012	Thirty-nine Weeks Ended October 1, 2013	Thirty-nine Weeks Ended October 2, 2012

Net income	$27,481	$27,163	$81,356	$76,284
After-tax impact from:
Impairment of assets and lease terminations (1)	658	—	1,948	—
Proceeds from variable life insurance contract (2)	—	—	—	(419)
Adjusted net income	$28,139	$27,163	$83,304	$75,865

Diluted net income per share	$0.50	$0.49	$1.49	$1.38
After-tax impact from:
Impairment of assets and lease terminations (1)	0.01	—	0.04	—
Proceeds from variable life insurance contract (2)	—	—	—	(0.01)
Adjusted diluted net income per share (3)	$0.52	$0.49	$1.52	$1.37

(1)         We incurred a pre-tax charge of $0.6 million in the first quarter of fiscal 2013 for future rent and other closing costs associated with three of our Grand Lux Cafe restaurants where we discontinued operations in March 2013.  In the second and third quarters of fiscal 2013, we incurred pre-tax expense of $1.5 million and $1.1 million, respectively, for impairment and accelerated depreciation related to the planned relocation of four of our The Cheesecake Factory restaurants.

(2)   Represents the realization of proceeds from one of our variable life insurance contracts used to support our Executive Savings Plan, a non-qualified deferred compensation plan.  This item is non-taxable and was recorded in interest and other expense, net.

(3)   Diluted net income per share may not add due to rounding.

Fiscal 2013 Outlook

We estimate adjusted diluted earnings per share for fiscal 2013 will be between $2.10 and $2.13 based on an assumed increase in comparable restaurant sales of between 1.0% and 1.5%.  For the fourth quarter of fiscal 2013, we estimate adjusted diluted earnings per share will be between $0.57 and $0.60, based on an assumed comparable restaurant sales increase of between 1.5% and 2.5%.  These earnings per share estimates do not include any charges recorded or anticipated to be recorded in impairment of assets and lease terminations.  For further discussion of the excluded items, see “Impairment of Assets and Lease Terminations” above.

We expect to increase our operating margin by approximately 50 basis points in fiscal 2013, primarily from international growth, as we gain a full year of royalties from the initial three Middle East locations opened in fiscal 2012.  We also should see some benefits to cost of sales from lower grocery and dairy costs and a more profitable mix of bakery sales.  We currently expect food cost inflation of approximately 1% and a corporate tax rate of approximately 28%.

In fiscal 2013, we plan to open as many as nine new restaurants, five of which were opened as of the date of this filing.  This includes the relocation of three restaurants as we take the opportunity to optimize the location of our restaurants in certain trade areas.  In addition to these Company-owned locations, we expect one licensed The Cheesecake Factory restaurant to open in the Middle East in the fourth quarter of fiscal 2013.

We anticipate fiscal 2013 cash capital expenditures to be approximately $105 million and expect to generate free cash flow (defined as cash flow from operations less capital expenditures) of approximately $115 million.  We plan to return as much as $230 million to shareholders during fiscal 2013 in the form of dividends and share repurchases, funded by our free cash flow and the proceeds from stock option exercises.

Fiscal 2014 Outlook

We estimate adjusted diluted earnings per share for fiscal 2014 will be between $2.29 and $2.41 based on an assumed increase in comparable restaurant sales of between 1% and 2%.  We currently expect food cost inflation of between 4% and 5%, driven primarily by higher shrimp and, to a lesser extent, salmon prices.  We believe we will be able to offset some of these cost increases with slightly higher menu pricing, balancing our need to protect both guest traffic and our margins.  As a result, our earnings per share range for fiscal 2014 includes $0.04 to $0.07 in net pressure from higher shrimp and salmon costs.  We anticipate a fiscal 2014 corporate tax rate of between 28% and 29%.

In fiscal 2014, we plan to open as many as 10 to 12 new restaurants, including one relocation.  In addition to these Company-owned locations, we expect as many as three to five restaurants to open in the Middle East and Mexico under our licensing agreements.

We expect cash capital expenditures in fiscal 2014 to range between $110 million and $130 million and anticipate utilizing substantially all of our free cash flow for dividends and share repurchases.

Liquidity and Capital Resources

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Thirty-nine Weeks Ended October 1, 2013	Thirty-nine Weeks Ended October 2, 2012
Cash provided by operating activities	$150.3	$125.1
Capital expenditures	$(67.1)	$(64.6)
Proceeds from exercise of stock options	$63.0	$27.3
Cash dividends paid	$(20.0)	$(6.4)
Purchase of treasury stock	$(135.5)	$(75.0)

During the thirty-nine weeks ended October 1, 2013, our cash and cash equivalents decreased by $0.9 million to $82.6 million.  This decrease was primarily attributable to treasury stock purchases, capital expenditures and dividend payments, partially offset by cash provided by operating activities, and proceeds and excess tax benefits from stock option exercises.

For fiscal 2013, we currently estimate our cash outlays for capital expenditures to be approximately $105 million, net of agreed-upon, up-front cash landlord construction contributions and excluding $12 million of expected noncapitalizable preopening costs for new restaurants.  The amount reflected as additions to property and equipment in the consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each lease.  Our estimate for capital expenditures for fiscal 2013 contemplates a net outlay of approximately $72 million for as many as nine restaurants expected to be opened during fiscal 2013 and estimated construction-in-progress disbursements for planned early fiscal 2014 openings.  Expected fiscal 2013 capital expenditures also include approximately $25 million for maintenance, enhancements and capacity additions to our existing restaurants and approximately $8 million for bakery and corporate infrastructure investments.

On October 16, 2013, we entered into a new loan agreement (“Facility”) which amended and restated in its entirety our prior loan agreement dated December 3, 2010.  This Facility, which matures on October 16, 2018, provides us with revolving loan commitments totaling $200 million, of which $50 million may be used for issuances of letters of credit.  Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs.  At October 1, 2013, we had no cash borrowings outstanding under the previous credit facility and had $21 million outstanding in letters of credit.  We did not withdraw or repay any amounts under the previous facility during the first three quarters of fiscal 2013 or 2012.  We were in compliance with the financial covenants in effect at October 1, 2013.  The Facility also limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases based on a defined ratio.  See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.

On July 23, 2012, our Board approved the initiation of a cash dividend to our stockholders which is subject to quarterly Board approval.  A cash dividend of $0.12 per common share was declared during the third quarter of fiscal 2012 and in each fiscal quarter since then through the third quarter of 2013.  On July 22, 2013, our Board increased the dividend to $0.14 per common share for the third quarter of fiscal 2013, equating to a 17% increase.  On October 21, 2013, our Board declared a dividend of $0.14 per common share for the fourth quarter of fiscal 2013.  There can be no assurance that dividends will be declared in the future or that the Board will approve further increases in dividend levels.

On July 22, 2013, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 48.5 million shares.  Under this and previous authorizations, we have cumulatively repurchased 37.8 million shares at a total cost of $967.3 million through October 1, 2013, including 2.1 million shares of our common stock at a cost of $90.2 million during the third quarter of fiscal 2013.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.

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

As of October 1, 2013, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties.  Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for a summary of new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion of market risks contains forward-looking statements.  Actual results may differ materially from the following discussion based on general conditions in the commodity and financial markets.

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

We are exposed to market risk from interest rate changes on our funded debt.  This exposure relates to the indexed component of the interest rate on our $200 million Facility.  We had no debt outstanding under our prior loan agreement at October 1, 2013 or October 2, 2012.  Therefore, we had no exposure to interest rate fluctuations on funded debt at those dates.  See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.

We are also subject to market risk related to our investments in variable life insurance contracts used to support our Executive Savings Plan, a non-qualified deferred compensation plan, to the extent these investments are not equivalent to the related liability.  In addition, because changes in these investments are not taxable, the full impact of gains or losses affects net income.  Based on balances at October 1, 2013 and January 1, 2013, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes.  However, net income would have declined by $1.4 million and $1.0 million, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 1, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended October 1, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information regarding our purchases of our common stock during the thirteen weeks ended October 1, 2013 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 3 — August 6, 2013	820	$42.27	819	11,933
August 7 — September 3, 2013	1,082	43.49	1,081	10,851
September 4 — October 1, 2013	198	43.06	198	10,654
Total	2,100		2,098

(1)         The total number of shares purchased includes shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

(2) On July 22, 2013, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 48.5 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 37.8 million shares at a total cost of $967.3 million through October 1, 2013, including 2.1 million shares of our common stock at a cost of $90.2 million during the third quarter of fiscal 2013.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.

Our credit facility limits our cash distributions with respect to our equity interests, such as cash dividends and share repurchases based on a defined ratio.  See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.

Item 6.  Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1	Form of Reorganization Agreement	Amend. No. 1 to Form S-1	33-479336	2.1	8/17/92
3.1	Restated Certificate of Incorporation including Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock	10-K	000-20574	3.1	2/23/11
3.2	Amended and Restated Bylaws as of May 20, 2009	8-K	000-20574	3.8	5/27/09
3.3	Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	8-A	000-20574	1	8/18/98
3.4	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	Amend. No. 1 to Form 8-A	000-20574	2	11/13/03
3.5	Amendment No. 2 to Rights Agreement dated as of August 1, 2008 between The Cheesecake Factory Incorporated and Computershare Trust Company	Amend. No 2 to Form 8-A	000-20574	3	8/1/08
10.1*	Amended and Restated Loan Agreement with J.P. Morgan Chase Bank, National Association	8-K	000-20574	99.1	10/22/13
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer	—	—	—	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	—	—	—	Filed herewith
Exhibit 101	XBRL (Extensible Business Reporting Language) The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2013, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statement of stockholders’ equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.	—	—	—	Filed herewith

* Management contract or compensatory plan or arrangement required to be filed as an exhibit

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2013	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ W. DOUGLAS BENN
W. Douglas Benn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)