Form 10-K
period 2013-12-31
CHEESECAKE FACTORY INC
filed 2014-02-27
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, July 2, 2013, was $2,122,375,584 (based on the last reported sales on The NASDAQ Stock Market on that date).

As of February 12, 2014, 51,496,642 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the registrant’s proxy statement for the annual meeting of stockholders to be held on May 29, 2014.

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

As of February 27, 2014, we operated 181 Company-owned upscale, casual, full-service dining restaurants: 169 under The Cheesecake Factory® mark, 11 under the Grand Lux Cafe® mark and one under the RockSugar Pan Asian Kitchen® mark.  We also operated two bakery production facilities whose primary role is to provide cheesecakes and other baked goods to our Company-owned and licensed restaurants.  In addition, we utilize our bakery production excess capacity and leverage our brand identity with consumers through sales to external customers.

In fiscal 2011, we announced our initial expansion plans outside of the United States and entered into an exclusive licensing agreement with a restaurant and retail operator based in Kuwait to develop The Cheesecake Factory restaurants in the Middle East.  This licensee currently operates four locations, two in the United Arab Emirates, and one each in Kuwait and the Kingdom of Saudi Arabia.  Our licensee has plans to open additional restaurants in these countries as well as in Lebanon, Qatar and Bahrain.  In February 2013, we entered into an exclusive licensing agreement with a restaurant operator based in Mexico to develop The Cheesecake Factory restaurants in Mexico and Chile.  In August 2013, we opened our first Company-owned and operated restaurant outside of the domestic United States in San Juan, Puerto Rico.

In contrast to many chain restaurant operations, substantially all of our menu items, except those desserts manufactured at our bakery production facilities, are handmade daily at our restaurants with high quality, fresh ingredients using innovative and proprietary recipes.  One of our competitive strengths is our ability to anticipate consumer dining and taste preferences and adapt our menu to the latest trends in food consumption. We regularly update our ingredients and cooking methods, as well as create new menu items, to improve the variety, quality and consistency of our food and keep our menu relevant to consumers.  We review and selectively update our entire menu twice a year for guest appeal and pricing.  All new menu items are tested and selected based on uniqueness, anticipated sales popularity, preparation technique and profitability.

We place significant emphasis on the unique, contemporary interior design and decor of our restaurants, which creates a high-energy ambiance in a casual setting.  Our restaurants require a higher investment per square foot than is typical for the casual dining industry.  However, our restaurants have historically generated annual sales per square foot that are also typically higher than our competitors.  Our stylish restaurant design and decor contribute to the distinctive dining experience enjoyed by our guests.  Our restaurants feature large, open dining areas and a contemporary kitchen design. The table and seating layouts of our restaurants are flexible, permitting tables and seats to be easily rearranged to accommodate large groups or parties, thus permitting more effective utilization of seating capacity.  Both interior and exterior patio seating, available at approximately 90% of our restaurants, allow for additional guest capacity at a comparatively low occupancy cost per seat.  Exterior patio seating is available as weather permits.

We maintain a website at www.thecheesecakefactory.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports, and our proxy statements are available on our website at no charge, as soon as reasonably practicable after these materials are filed with or furnished to the SEC.  Our filings are also available on the SEC’s website at www.sec.gov.  The contents of our website are not incorporated by reference into this Form 10-K.

Throughout this report, we use the term “restaurants” to include The Cheesecake Factory, Grand Lux Cafe and RockSugar Pan Asian Kitchen, unless otherwise noted.  For segment information, see Note 15 of Notes to Consolidated Financial Statements in Part IV, Item 15.  We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31st for financial reporting purposes.  Fiscal years 2013 and 2012 each consisted of 52 weeks, while fiscal 2011 consisted of 53 weeks.

The Cheesecake Factory Restaurant Concept

The Cheesecake Factory restaurants provide a distinctive, high quality dining experience at moderate prices by offering an extensive, innovative and evolving menu in an upscale casual, high energy setting with attentive, efficient and friendly service.  As a result, The Cheesecake Factory restaurants appeal to a diverse consumer base across a broad demographic range.  Our extensive menu enables us to compete for substantially all dining preferences and occasions, from the key lunch and dinner day parts to the mid-afternoon and late-night day parts, which are traditionally weaker times for most casual dining restaurants.  The Cheesecake Factory restaurants are open seven days a week for lunch and dinner, as well as Sunday brunch.  All of our restaurants offer a full-service bar where our entire menu is served.  Our alcoholic beverage sales represented approximately 13% of The Cheesecake Factory restaurant sales for fiscal 2013, 2012 and 2011.

The Cheesecake Factory menu features over 200 items in addition to items presented on supplemental menus, such as our SkinnyLicious® menu, which offers approximately 50 innovative items at 590 calories or less.  Our core menu offerings include appetizers, pizza, seafood, steaks, chicken, burgers, specialty items, pastas, salads, sandwiches, omelettes and desserts, including approximately 50 varieties of cheesecake and other quality baked desserts and 60 choices that are considered “gluten-free” under current regulations.  Examples of menu offerings include Chicken Madeira, Cajun Jambalaya Pasta, Thai Lettuce Wraps, Avocado Eggrolls and our Smokehouse BBQ burger.

Our ability to create, promote and attractively display our unique line of desserts is also important to the competitive positioning and financial success of our restaurants.  Our brand identity and reputation for offering high quality desserts results in a significant level of dessert sales, approximately 15% of The Cheesecake Factory restaurant sales for fiscal 2013, 2012 and 2011.

Grand Lux Cafe Concept

Grand Lux Cafe is an upscale casual dining concept that offers globally-inspired, artisan cuisine with an ambiance of modern sophistication.  Using fresh ingredients prepared with advanced cooking techniques, the approximately 200 item menu at Grand Lux Cafe offers classic American dishes and international favorites, including appetizers, pasta, seafood, steaks, chicken, burgers, salads, specialty items and desserts.  Examples of menu offerings include our Crispy Caramel Chicken, Buffalo Chicken Rolls and Shrimp Scampi.  An onsite bakery which produces a selection of signature made-to-order desserts, and a full-service bar, are also elements of this concept.  Our alcoholic beverage sales represented approximately 17% of Grand Lux Cafe sales for fiscal 2013, 2012 and 2011.  Our Grand Lux Cafe restaurants are open seven days a week for lunch and dinner, as well as weekend brunch.  Our location in the Venetian Resort-Hotel-Casino in Las Vegas, Nevada is open 24 hours a day and its sister location in the Palazzo Resort-Hotel-Casino is open 20 hours a day.  Both locations also offer a breakfast menu.

We have refined Grand Lux Cafe’s architectural design and layout with the intent to broaden the appeal and approachability of this concept and to position the brand as we believe appropriate for potential future growth.  In fiscal 2012, we opened a newly designed Grand Lux Cafe in Cherry Hill, New Jersey.

During fiscal 2013, we closed three of our Grand Lux Cafe restaurants, each of which had previously been fully impaired, because they were not delivering the necessary sales volumes to drive our required returns.  (See Item 1A — Risk Factors — “If we are unable to successfully operate or expand our Grand Lux Cafe and RockSugar Pan Asian Kitchen brands, our financial performance may be negatively impacted.”)

RockSugar Pan Asian Kitchen Concept

RockSugar Pan Asian Kitchen features a Southeast Asian menu in an upscale casual dining setting.  The unique décor of this restaurant features design elements true to the restaurant’s Southeast Asian branding.  RockSugar Pan Asian Kitchen showcases the cuisines of Thailand, Vietnam, Malaysia, Singapore, Indonesia and India with approximately 75 dishes served Asian “family-style” to create an atmosphere that encourages sharing and conversation.  Examples of menu offerings include Shaking Beef, Thai Basil Cashew Chicken, Ginger Fried Rice and Crispy Samosas.  RockSugar Pan Asian Kitchen also features a full-service bar with an extensive wine list and exotic cocktails, as well as an onsite bakery where we create freshly-made desserts that infuse traditional French flair into nearly a dozen Asian-influenced items.  We currently operate one RockSugar Pan Asian Kitchen restaurant in Los Angeles, California and continue to evaluate the concept’s potential for future growth.  (See Item 1A — Risk Factors — “If we are unable to successfully operate or expand our Grand Lux Cafe and RockSugar Pan Asian Kitchen brands, our financial performance may be negatively impacted.”)

Competitive Positioning

The restaurant industry is highly competitive with respect to menu and food quality, service, access to qualified operations personnel, location, décor and value.  We compete directly and indirectly with national and regional restaurant casual dining chains, as well as locally-owned restaurants, for guest traffic.  We also compete with other restaurants and retail establishments for quality site locations and qualified personnel to operate our restaurants.  In addition, we face competition from quick-service restaurants, mobile catering and grocery stores that have increased the quality and variety of their product offerings in response to consumer demand.  Many of our competitors have significantly greater financial and operational resources and larger economies of scale than we do.  (See Item 1A — Risk Factors — “Failure to effectively compete for the patronage of our guests could result in reduced guest traffic at our restaurants, which may adversely impact on our financial performance.”)

The restaurant industry is comprised of multiple segments, including fine dining, casual dining and quick-service.  Casual dining can be sub-divided further into upscale casual, core casual and fast casual dining.  Our restaurants operate in the upscale casual dining segment, which is differentiated by freshly prepared and innovative food, flavorful recipes with creative presentations, unique restaurant layouts, eye-catching design elements and more personalized service.  Upscale casual dining is positioned above core casual dining, with standards that are closer to fine dining.  We believe that we are a leader in upscale casual dining, given the high average sales per square foot of our restaurants.

The key elements that drive our total guest experience and position us favorably from a competitive standpoint include the following:

Award-Winning, Extensive and Innovative Menu, Bar and Bakery Programs.  Our restaurants offer one of the broadest menus in casual dining and feature a wide array of flavors with portions designed for sharing.  Substantially all of our menu items, except desserts manufactured at our bakery production facilities, are handmade daily at each restaurant using high quality, fresh ingredients based on innovative and proprietary recipes.  We generally update our menus twice each year to respond to evolving consumer dining preferences, as well as food trends and changes in consumers’ eating habits.  These menu updates keep our concepts relevant to consumers.  Our bakery production facilities produce over 70 varieties of cheesecakes and other baked desserts for our restaurants and third-party bakery customers using high quality dairy and other ingredients. We periodically introduce new and innovative cheesecakes and other baked desserts as part of our menu enhancements and for our external customers, including the introduction of a special cheesecake each year in conjunction with National Cheesecake Day.

Commitment to Excellent Service and Hospitality through the Selection, Training and Retention of High Quality Staff Members.  Our mission is to create an environment where absolute guest satisfaction is our highest priority.  We strive to consistently exceed the expectations of our guests in all aspects of their experience in our restaurants and with our bakery products.  One of the most important aspects of delivering dependable, quality service is experienced staff members who can execute our concepts according to our high standards.  Our recruitment, selection, training and retention programs are among the most comprehensive in the restaurant industry, enabling us to attract and retain qualified staff members who are motivated to consistently provide excellence in guest hospitality.  By providing extensive training, our goal is to encourage our staff members to develop a sense of personal commitment to our core values and culture of excellence in restauranteuring and guest hospitality.  (See “Restaurant Operations and Management” below.)

High Quality, High Profile Restaurant Locations and Flexible Site Layouts.  We target restaurant sites in high quality, high profile locations with a balanced mix of residences, tourism and businesses, including shopping and entertainment outlets.  We have the flexibility to design our restaurants to accommodate a wide array of urban and suburban site layouts, including multi-level locations.  (See “New Restaurant Site Selection and Development” below.)

Distinctive Restaurant Design and Decor.  Our restaurants’ distinctive contemporary design and decor create a high energy, non-chain image and upscale ambiance in a casual setting.  The Cheesecake Factory restaurant design has evolved over time to remain current while retaining a similar look and feel to our existing restaurants.  We apply high standards to the maintenance of our restaurants to keep them in “like new” condition.

Value Proposition.  We believe our The Cheesecake Factory and Grand Lux Cafe restaurants are recognized by consumers for offering value with freshly prepared menu items across a broad array of price points and generous food portions at moderate prices.  Over the past several years, we have introduced new menu items and categories at our restaurants, such as our SkinnyLicious menu and gluten-free choices, further enhancing the variety and price point offerings to our guests. The average check for each The Cheesecake Factory restaurant guest, including beverages and desserts, was approximately $19.70, $19.30 and $19.10 for fiscal 2013, 2012 and 2011, respectively.  The average check per restaurant guest at Grand Lux Cafe was approximately $20.10, $19.60 and $19.30 for fiscal 2013, 2012 and 2011, respectively.

Vertical Integration of our Bakery Operations.  The primary role of our bakery operations is to produce innovative, high quality cheesecakes and other baked desserts for sale at our restaurants and those of our international licensees, which is important to our competitive positioning.  Vertical integration of this vital part of our brand gives us control over the creativity and quality of our desserts and is also more profitable than buying from a third party.  The desserts we sell through retail and foodservice channels are strongly positioned based on brand recognition, creativity and quality.  Due to the premium nature of our products, we do not compete solely on price.

Expansion of Company-Owned Locations

We believe the viability of The Cheesecake Factory concept has been successfully demonstrated in a variety of layouts (i.e., single or multi-level, from 7,000 to 17,000 interior square feet), site locations (i.e., urban or suburban shopping malls, lifestyle centers, retail strip centers, office complexes and entertainment centers — either freestanding or in-line) and trade areas.  Accordingly, we intend to continue developing The Cheesecake Factory restaurants in high quality, high profile locations that meet our rigorous site standards.  We have the flexibility in our restaurant designs to penetrate a wide variety of markets across varying population densities in both existing and new markets.  We currently expect that there is potential to grow the concept to 300 Company-owned and operated restaurants over time.  (See “New Restaurant Site Selection and Development” below.)  In addition to expanding The Cheesecake Factory concept, we plan to selectively pursue other opportunities to leverage the competitive strengths of our restaurant operations and to develop or acquire new restaurant concepts.

We opened nine, eight and seven new restaurants in fiscal 2013, 2012 and 2011, respectively, including one Grand Lux Cafe in 2012.  The average interior square footage for these restaurants was 9,300, 9,000 and 8,400, respectively.  The nine restaurants opened in fiscal 2013 included relocations of three The Cheesecake Factory restaurants in order to optimize our restaurant presence in certain trade areas.  In addition, we opened our first Company-owned restaurant outside of the domestic United States in Puerto Rico in August 2013.  (See Item 1A — Risk Factors — “We may incur additional costs if we are unable to renew our restaurant leases on similar terms and conditions, or at all, or to optimize the locations of our restaurants in certain trade areas, which could harm our business and financial performance.”)  In fiscal 2013, we closed three Grand Lux Cafe locations because they were not delivering the necessary sales volumes to drive our required returns.  During fiscal 2012, we closed one The Cheesecake Factory restaurant upon lease expiration.

From the beginning of the recession in 2008 through 2012, the number of sites we would consider appropriate for our restaurants was below historical levels due to a variety of factors, including the lack of new development by landlords.  In 2013, we began to see a greater number of potential sites that meet our criteria than we had in the past few years, primarily in existing mall renovations or expansions.  We expect to open as many as ten to twelve restaurants in fiscal 2014, including the relocation of one The Cheesecake Factory restaurant.

It is difficult for us to precisely predict the timing of our new restaurant openings due to many factors that are outside of our control (see “New Restaurant Site Selection and Development” below).  We continually look for additional sites that meet our standards and are negotiating leases for potential future locations.  (See Item 1A — Risk Factors — “Our ability to secure an adequate number of high quality sites for future restaurant openings could affect our ability to achieve our revenue and EPS growth targets.”)

Expansion of Licensed Locations

In 2011, we entered into an exclusive licensing agreement with a restaurant and retail operator based in Kuwait to develop The Cheesecake Factory restaurants in the Middle East.  This agreement as amended in 2013, provides for the development of up to 24 restaurants in the United Arab Emirates, Kuwait, Bahrain, Qatar, the Kingdom of Saudi Arabia and Lebanon, with the opportunity to expand the agreement to include other markets in the Middle East, North Africa, Central and Eastern Europe, Russia and Turkey.  In February 2013, we entered into an exclusive licensing agreement with a restaurant operator based in Mexico to develop up to 12 The Cheesecake Factory restaurants in Mexico and Chile, with the potential to expand the agreement to Argentina, Brazil, Colombia and Peru.  The first restaurant is expected to open in Mexico in fiscal 2014.  These licensing agreements include initial development fees, site and design fees and ongoing royalties on our licensees’ restaurant sales.  In addition, our licensees purchase bakery products branded under The Cheesecake Factory® trademark from us.

As we evaluate other international markets, we will consider opportunities to directly operate certain locations ourselves and/or enter into licensing, joint venture or partnership arrangements with other established companies over time covering other international areas.  We are very selective in our assessment of potential partners and licensees, focusing on well-capitalized companies that have established business infrastructures, expertise in multiple countries, sound governance practices and experience in operating upscale casual dining restaurants.  We look to associate with companies who will protect our brands and operate our concept in a high quality, consistent manner.

For a discussion of certain risks related to our international expansion efforts, see Item 1A — Risk Factors — “We face a variety of risks related to our international expansion and global brand development efforts that could negatively affect our brand, require additional infrastructure to support such efforts, and expose us to additional liabilities under foreign laws, which could harm our financial performance.”

New Restaurant Site Selection and Development

We believe our restaurant locations are critical to our long-term success, and we devote significant time and resources to analyzing each prospective site.  We consider many factors when assessing the suitability of a site, including demographics of the trade area such as average household income, and historical and anticipated population growth.  Since our restaurant concepts can be successfully executed within a variety of site locations and layouts, we are highly selective and flexible in choosing suitable locations.  We focus on high quality, high profile sites and scale the appropriate restaurant size to each location.  While there are common interior decor elements within each of our concepts, the designs are customized for the specifics of each site, including the building type, square footage and layout of available space with sizes ranging from 7,000 to 17,000 interior square feet.  In the future, we expect the majority of our new restaurants to vary from between 8,000 and 10,000 interior square feet, generally with additional patio seating, selected appropriately for each market and specific site.

The relatively high sales productivity of our restaurants provides opportunities to obtain competitive leasing terms from landlords.  Due to the flexible and customized nature of our restaurant operations and the complex design, construction and preopening processes for each new location, our lease negotiation and restaurant development time frames vary.  The development and opening process usually ranges from six to eighteen months, depending largely on the availability of the leased space we intend to occupy, and can be subject to delays either due to factors outside of our control or to our selective timing of restaurant openings.  (See Item 1A — Risk Factors — “Our ability to secure an adequate number of high quality sites for future restaurant openings could affect our ability to achieve our revenue and EPS growth targets.”)

Unit Economics

We believe that our ability to select suitable locations and operate successful, high quality restaurants contributes to the continuing popularity of our restaurant concepts with consumers.  This popularity is reflected in our average sales per restaurant and per square foot, which are among the highest of any publicly-held restaurant company.

Average sales per restaurant open for the full year were approximately $10.4 million, $10.1 million and $10.2 million ($9.9 million on a 52-week basis) for fiscal 2013, 2012 and 2011, respectively.  Since each of our restaurants has a customized layout and differs in size, an effective method to measure the unit economics of our sites is by square foot.  Average sales per productive square foot (defined as all interior square footage plus seasonally-adjusted exterior patio square footage) for restaurants open for the full year were approximately $913, $887 and $885 ($864 on a 52-week basis) for fiscal 2013, 2012 and 2011, respectively.

We lease all of our restaurants and expend cash for leasehold improvements and furnishings, fixtures and equipment (“FF&E”) to build out our restaurant premises.  Total costs are targeted at a metric of $700 to $800 per interior square foot for The Cheesecake Factory restaurants.  The construction costs to build our restaurant premises vary geographically.  Additionally, our investment cost per square foot also varies from restaurant to restaurant, depending on the complexity of our build-out, site characteristics and labor conditions in the local market and the amount, if any, of construction contributions obtained from our landlords for structural additions and other leasehold improvements.

In selecting sites for our restaurants, an important objective is to earn an appropriate return on investment.  We measure returns using a fully-capitalized cash return on investment calculated by dividing EBITDAR (earnings before interest, taxes, depreciation and amortization, and rent expense) by our cash investment plus capitalized rent (computed as eight times annual rent).  We target an average return of between 18% and 20% for new restaurants.  Average return for restaurants in our comparable sales base was 22%, 21% and 21% in fiscal 2013, 2012 and 2011, respectively.

Our new restaurants typically open with initial sales volumes well in excess of their sustainable run-rate levels.  This initial “honeymoon” effect usually results from grand opening publicity and other consumer awareness activities that generate higher than usual customer traffic for our concepts, particularly in new markets.  During the three to six months following the opening of new restaurants, customer traffic generally settles into its normal pattern, resulting in sales volumes that gradually adjust downward to their sustainable run-rate level. Additionally, our new restaurants usually require a three to four month period after opening to reach their targeted restaurant-level operating margins due to cost of sales and labor inefficiencies commonly associated with new, highly complex casual dining restaurants such as ours.

Restaurant Operations and Management

Our ability to consistently and properly execute a complex menu offering items handmade daily with high quality, fresh ingredients in an upscale casual, high-volume dining environment is critical to our overall success.  We employ detailed operating procedures, standards, controls, food line management systems, and cooking methods and processes to accommodate our extensive menu and to drive sales productivity.  However, the successful day-to-day operation of our restaurants remains critically dependent on the ability, dedication and engagement of our general managers (“GM”), executive kitchen managers (“EKM”) and all other management and hourly staff members working at our restaurants.  Competition among restaurant companies for qualified personnel remains high.  (See Item 1A — Risk Factors — “If we are unable to successfully recruit and retain qualified restaurant management and operating personnel in an increasingly competitive market, we may be unable to effectively grow our business and revenues, including executing on our plans for domestic and international expansion, which could have an adverse impact on our financial performance.”)

We believe that the high average sales volumes and popularity of our restaurants allow us to attract and retain high quality, experienced restaurant-level management and other operational personnel.  Each full-service restaurant is staffed with one GM, one EKM and an average of six to ten additional kitchen and front-of-the-house managers, depending on the size and sales volume of each restaurant.  Our GMs possess an average of over 10 years of experience with the Company.  All newly-recruited restaurant management personnel complete an extensive training program during which they receive both classroom and on-the-job instruction in food quality, safety and preparation, guest service, alcoholic beverage service, liquor liability avoidance, financial management and cost controls, risk management, staff relations, and our core values and culture of guest hospitality.  Managers continue their development by participating in and completing a variety of training and development activities to assess their skills and knowledge necessary for continued upward progression through our management levels.

Each restaurant GM reports to an area director of operations (“ADO”) who supervises the operations of seven to eight restaurants in a region.  In turn, each ADO reports to one of four regional vice presidents of restaurant operations.  Our EKMs report to their GMs, but are also supervised by an area kitchen operations manager responsible for between eight and ten restaurants.  Our restaurant field supervision organization also includes our senior vice president of operations, chief culinary officer, an operations services team and a performance development department who are collectively responsible for day-to-day operations, managing new restaurant openings and training for all operational managers and staff.

To enable us to more effectively compete for and retain the highest quality restaurant management personnel, we offer an innovative and comprehensive compensation program for our restaurant GMs and EKMs.  Each participant receives a competitive base salary and has the opportunity to earn a cash bonus based on quantitative restaurant performance metrics.  GMs are also eligible to use a Company-leased vehicle.  We also provide a longer-term, equity incentive program to our GMs and EKMs based on their extended service with us in their respective positions and their achievement of certain established performance objectives during that period.  We believe that these awards encourage our GMs and EKMs to think and act as business owners, assist in long-term retention of restaurant management, and align our managers’ interests with those of our stockholders.  (See Item 1A — Risk Factors — “If we are unable to offer our management personnel long-term equity incentive compensation, we may have difficulty retaining such personnel, which would adversely affect our operations and financial performance.”)

Our restaurant GMs are responsible for selecting and training hourly staff members for their respective restaurants.  Each restaurant is staffed, on average, with approximately 180 hourly staff members.  We require each hourly staff member to participate in a formal training program for his or her respective position in the restaurant, under the supervision of other experienced staff members and restaurant management.  We strive to foster enthusiasm and commitment in our staff members through daily staff meetings and dedicated time for training.  We solicit suggestions concerning restaurant operations and other aspects of our business through an annual engagement survey, general manager and workgroup meetings, a website dedicated to receiving staff member input and other means.  In January 2014, we were named to Fortune magazine’s “100 Best Companies to Work For” list, which is published annually based on a culture review and surveys of current employees to identify and recognize companies that create positive work environments, with high employee morale and fulfillment.

Preopening Costs for New Restaurants

Due to the highly customized and operationally complex nature of our upscale, high volume concepts and the investment we make in properly training our staff to operate our restaurants, our preopening process is more extensive, time consuming and costly than that of most chain restaurant operations.  Preopening costs for a typical The Cheesecake Factory restaurant in an established market average approximately $1.3 million to $1.5 million and include all costs to relocate and compensate restaurant management employees during the preopening period, costs to recruit and train hourly restaurant employees, and wages, travel and lodging costs for our opening training team and other support staff members.  Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities.  Preopening costs are generally higher for larger restaurants and initial entry into new markets.  We usually incur the most significant portion of preopening costs within the two months immediately preceding and the month of a restaurant’s opening.

Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.  Preopening costs vary by location depending on a number of factors, including the proximity of our existing restaurants, the size and physical layout of each location, the number of management and hourly employees required to operate each restaurant, the availability of qualified restaurant staff members, the cost of travel and lodging for different metropolitan areas, the timing of the restaurant opening, and the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurant, which may also depend on our landlords obtaining their licenses and permits and completing their construction activities.

Bakery Operations

We own and operate two bakery production facilities, one in Calabasas Hills, California, and one in Rocky Mount, North Carolina.  Our facility in California accommodates both production operations and corporate support personnel, while our facility in North Carolina houses production operations and a distribution center.  During fiscal 2012, we built out the remaining space in the North Carolina facility and installed additional bakery equipment, which added capacity to support the needs of our restaurants, our international licensees and our external customers.  In fiscal 2013, we exercised an option to vest our ownership in land adjacent to our North Carolina facility, which along with additional space on our existing property, can accommodate further expansion.

We produce approximately 70 varieties of cheesecakes and other baked desserts based on proprietary recipes.  Some of our most popular cheesecakes include the Original Cheesecake, Ultimate Red Velvet Cake CheesecakeTM, Reese’s® Peanut Butter Cup Chocolate Cake CheesecakeTM, Godiva® Chocolate Cheesecake, Oreo® Dream Extreme Cheesecake, Fresh Banana Cream and Fresh Strawberry.  Other popular baked desserts include Chocolate Tower Truffle CakeTM, Carrot Cake, Black-Out Cake and Lemoncello Cream Torte.

The primary role of our bakery operations is to produce innovative, high quality cheesecakes and other baked desserts for sale at our restaurants and those of our international licensees.  Dessert sales represented approximately 15% of our restaurant sales in fiscal 2013, 2012 and 2011 and are important to restaurant-level profitability.  Vertical integration of this vital part of our brand gives us control over the creativity and quality of our desserts and is also more profitable than buying from a third party.

We also leverage our brand identity and profitably utilize our bakery production capacity by selling cheesecakes and other baked products to other foodservice operators, retailers and distributors.  Items produced for outside accounts are marketed under The Cheesecake Factory® trademark, The Dream Factory® trademark, The Cheesecake Factory Bakery® mark and other private labels.  Current large-account customers include the leading national warehouse club operators, a national retail bookstore cafe, foodservice distributors, supermarkets and other restaurant and foodservice operators.  We sell baked goods internationally under both The Cheesecake Factory® and The Dream Factory® trademarks in seventeen countries, including to all licensed The Cheesecake Factory® restaurants.  We currently sell a selection of our The Cheesecake Factory branded cakes online and in catalogs through an agreement with another upscale retailer.

Purchasing and Distribution

We strive to obtain quality menu ingredients, bakery raw materials and other supplies and services for our operations from reliable sources at competitive prices and that are consistent with our sustainability goals.  We continually research and evaluate various ingredients and products in an effort to maintain high quality levels, to be responsive to changing consumer tastes and to manage our costs.  In order to maximize purchasing efficiencies and to provide the freshest ingredients for our menu items while obtaining competitive prices for the required quality and consistency, each restaurant’s management determines the quantities of food and supplies required and orders the items from local, regional and national suppliers based upon specifications established by our corporate office and on terms negotiated by our central purchasing staff.  We strive to maintain restaurant-level inventories at a minimum dollar level in relation to sales due to the high concentration and relatively rapid turnover of the perishable produce, poultry, meat, fish and dairy commodities that we use in our operations, coupled with the limited storage space at our restaurants.

Substantially all of our food and supplies are available from multiple qualified suppliers, which helps to diversify our overall commodity availability and cost risk.  Independent foodservice distributors, including the largest foodservice distributor in North America, deliver most items multiple times per week to our restaurants.  We attempt to negotiate short-term and long-term agreements for our principal commodity, supply and equipment requirements, depending on market conditions and expected demand.  However, we are currently unable to contract for extended periods of time for certain of our commodities such as some fish and certain dairy items (excluding cream cheese used in our bakery operations).  Consequently, these commodities can be subject to unforeseen supply and cost fluctuations.  In addition, we may elect not to contract for certain commodities that are experiencing substantial cost volatility and, instead, be subject to market rates for a period of time.  (See Item 1A — Risk Factors — “Increases in the cost of food, labor, and other supplies and services will increase our cost of doing business, which may adversely impact our financial performance.”)

Sustainability

At the heart of our business model is a set of guiding principles based on excellence and quality in everything we do. As a part of this commitment, we are continuing to develop a sustainability program that is aligned with our culture and values, and one that is feasible given the complexity of our restaurant operations as well as financially responsible. To help us better direct and manage our sustainability program, we have established a senior management position to direct a team dedicated to these efforts. The sustainability team will be charged with identifying opportunities to grow our sustainability program and work with our senior management to determine the best investment of resources to address sustainability challenges and create value for our business.

Over the past year, we conducted a comprehensive assessment of our menu ingredients. We are in the process of identifying those products that have a sizable environmental and/or social impact as well as those ingredients where our purchasing power and supplier relationships may provide an opportunity to enact positive change.  We have developed a supplier questionnaire that we believe will help us evaluate a supplier’s sustainability performance, alongside measurements of quality, price and supply. We are currently reviewing responses from a selected group of vendors.

Our commitment to quality goes beyond the quality of the food and service in our restaurants; it  also encompasses our commitment to quality in sourcing products and services, including food, beverage, bakery and other restaurant supplies, construction materials and services used to build our facilities.  We believe that we should strive to purchase products that are produced, grown, manufactured and/or transported in a manner that addresses the risk of slavery and human trafficking in our supply chain.  We are formulating processes to evaluate and address these risks in our direct product supply chain, including processes for determining where we are most susceptible.  Once completed, we intend to review our internal compliance on a periodic basis.

To learn more about our sustainability and supply chain practices, please visit the “Sustainability” page and the “Supply Chain” page on our website at www.thecheesecakefactory.com. The contents of our website are not incorporated by reference into this Form 10-K.

Information Technology

Our technology-enabled business solutions are designed to provide effective financial controls, cost management, improved efficiencies and enhanced guest service.  Our business intelligence solution and data warehouse architecture provides corporate and restaurant management with information and insights into key operational metrics and performance indicators.  This framework delivers enterprise reporting, dashboards and analytics, and allows access to metrics such as quote and wait time accuracy, employee retention trends, and restaurant quality and service analyses.  Our restaurant point of sale and back office systems provide information regarding daily sales, cash receipts, inventory, food and beverage costs, labor costs and other controllable operating expenses.  Our comprehensive kitchen management system provides automated routing and cook line balancing and synchronizes order completion, ticket time and cook time data, promoting more efficient levels of labor and productivity without sacrificing quality.  We leverage our recipe viewer system to ensure timely and accurate recipe updates and to provide instructional media content and detailed procedures enabling our staff to consistently prepare our highly complex, diverse menu across all locations.  We continue to advance the capabilities of our front desk management system to improve our seating efficiency and enhance the accuracy of our wait time quotes.  We also continue to leverage the capabilities of our web-based labor scheduling solution to enhance scheduling precision and improve staff satisfaction.  We are currently implementing a web-based notification and tracking solution to more efficiently notify our restaurants of food quality and safety issues and to track responses.  We also deployed a self-service solution to our restaurants which allows them to execute real-time personnel transactions against our centralized human resources solution to better enable operations.

Restaurant hardware and software support for all of our concepts is provided by both our internal support services team at our corporate center as well as third-party vendors for remote and on-site restaurant support.  Each restaurant has a secure T1 line integrated with our high-speed wide area network to send and receive critical business data as well as to access web-based applications.  We recently modernized our restaurant switching and routing technology, allowing us more agility in leveraging and supporting contemporary security standards and practices.  To mitigate business interruptions, we maintain an internal data center which houses a majority of our infrastructure and computing assets.  We also leverage an external data center and infrastructure for many of our core and critical applications.  We regularly back up all of our systems and store backup tapes off-site, with a secure external vaulting service.

We continue to innovate and modernize our technology infrastructure to provide improved efficiency, capability, control, security and scalability.  In 2013, we began several multi-year initiatives designed to increase our security posture while providing needed flexibility in our environment to support future growth.  Enhancing the security of our financial data and other personal information remains a high priority for our information technology department.   For a discussion of the risks related to our use of computer networks and technology in the operation of our business, see Item 1A — Risk Factors — “Information technology system failures or breaches of our network security could interrupt our operations and subject us to increased operating costs, as well as to litigation and other liabilities, which could adversely affect our financial performance.”

Marketing and Advertising

We rely on our reputation, as well as our high profile locations, media interest and positive “word of mouth,” to retain and grow market share rather than using traditional paid advertising through television, radio or print, or using significant discounting to attract consumers.  We utilize a social media and digital marketing strategy that allows us to interact regularly with our guests outside of our restaurants, including communication on Facebook®, Twitter®, Pinterest®  and other emerging social media platforms, as well as direct email to guests.  Public relations is another important aspect of our marketing approach, and we frequently appear on local and national television for cooking demonstrations and other brand-building exposure such as National Cheesecake Day.  We partner with several premiere third-party gift card retailers, contributing to our brand awareness and building gift card sales.  We also attempt to build awareness and relationships with retailers located in the same developments, shopping center operators, local hotel concierges, neighborhood groups and others in the community.  In addition, for restaurants opening in new markets, we strive to obtain local television, radio station and newspaper coverage in order to benefit from publicity at low or no cost.  At times, we also engage in marketing and advertising opportunities in selective local markets.  Our international licensees are committed to opening each new restaurant with marketing that can be comprised of a mix of elements including print, billboards, digital and radio.  (See Item 1A — Risk Factors — “If we are unable to protect the value of our brands and our reputation, sales at some or all of our restaurants may be negatively impacted, which may adversely affect our financial performance.”)

Seasonality and Quarterly Results

While seasonal fluctuations generally do not have a material impact on our quarterly results, the year-over-year comparison of our quarterly results can be significantly impacted by the number and timing of new restaurant openings and associated preopening costs, the calendar days of the week on which holidays occur and other variations in revenues and expenses.  As a result of these factors, our financial results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Food Safety and Quality Assurance

Our food safety and quality assurance teams oversee food safety, nutritional and regulatory compliance, supporting our restaurants and bakeries in providing safe, high quality food in a clean and safe environment.  Our food safety systems are focused on preventing contamination and illness.  We develop our systems and processes to adhere to government regulations, including training our staff to comprehensive standards and conducting monthly audits.  Our restaurants regularly undergo third party audits and receive routine regulatory agency inspections. Our bakery facilities conduct daily food safety and good manufacturing practice audits and receive routine regulatory agency audits and food safety and quality systems’ certification audits.

In selecting suppliers, we look for key performance indicators relating to sanitation, operations and facility management, good manufacturing and agricultural practices, product protection, recovery and food security.  In addition to measuring and testing food safety and security practices, we strive to ensure that all our food suppliers have annual food safety and quality system audits.  Our restaurants and bakery facilities also follow regulatory guidelines required for conducting and managing ingredient and product traceability.  We are in the process of introducing an automated telephonic and web-based system for notifying our restaurants of food quality and safety concerns and tracking responses to such notices.  (See Item 1A — Risk Factors — “Concerns relating to food safety, food-borne illness, pandemics and other disease could reduce guest traffic to our restaurants, which could harm our financial performance.”)

Government Regulation

As a restaurant company, we are subject to numerous federal, state and local laws affecting our business.  Each of our restaurants is subject to licensing and regulation by a number of government authorities, which may include alcoholic beverage control, health, sanitation, environmental, labor, zoning and public safety agencies in the state or municipality in which the restaurant is located.  We are also subject to federal and state environmental regulations; however, these laws have not had a material effect on our operations.  During fiscal 2013, there were no material capital expenditures for environmental control facilities and no material expenditures for this purpose are anticipated.  In addition to domestic regulations, our international expansion exposes us to additional regulations, including antitrust and tax requirements, anti-boycott legislation, import/export and customs regulations and other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act.  For a discussion of the potential impact on our business of a failure by us to comply with applicable laws and regulations, see Item 1A — Risk Factors — “Changes in, or any failure to comply with, applicable laws or regulations could adversely affect our ability to operate our restaurants and/or increase our cost to do so, which could harm our financial performance.”

As a manufacturer and distributor of food products, we are subject to a number of food safety regulations, including the Federal Food, Drug and Cosmetic Act, the Affordable Care Act and the Federal Food Safety Modernization Act.  This comprehensive regulatory framework governs the manufacture (including composition and ingredients), labeling, packaging and safety of food in the United States.  In addition, several states and local jurisdictions have adopted or are considering various food and menu nutritional labeling requirements, many of which are inconsistent or are interpreted differently from one jurisdiction to another.  Recently enacted federal health care reform laws include new uniform nutrition labeling requirements, however, these requirements have not yet taken effect.  We are currently subject to a variety of state and local nutrition labeling requirements.

In order to serve alcoholic beverages in our restaurants, we must comply with alcoholic beverage control regulations which require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities, for licenses and permits to sell alcoholic beverages on the premises.  Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. Alcoholic beverage control regulations impact many aspects of the daily operations of our restaurants, including the minimum ages of our patrons who consume and our staff members who serve these beverages, staff member alcoholic beverage training and certification requirements, hours of operation, advertising, wholesale purchasing and inventory control of these beverages, the seating of minors and the serving of food within our bar areas, special menus and events, such as happy hours, and the storage and dispensing of alcoholic beverages.  State and local authorities in many jurisdictions routinely monitor compliance with alcoholic beverage laws.

In addition, we are subject to dram shop statutes in most of the states in which we operate, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.  We carry liquor liability coverage as part of our existing comprehensive general liability insurance.  For a discussion of the potential impact of a settlement or judgment in excess of our liability insurance coverage, see Item 1A — Risk Factors — “Litigation against us could result in increased costs and damage to our reputation, which could adversely impact our financial performance” and “If we are unable to effectively manage our business risks, we may incur costs associated with litigation and our costs for insurance may increase, which could adversely impact our financial performance.”

Various federal and state laws govern our operations and our relationships with our staff members, including such matters as minimum wages, breaks, overtime, tip credits, fringe benefits, safety, working conditions, provision of health insurance and citizenship or work authorization requirements.  We are also subject to the regulations of the Department of Homeland Security, the U.S. Citizenship and Immigration Services and U.S. Immigration and Customs Enforcement.  In addition, some states in which we operate have adopted immigration employment laws which impose additional conditions on employers.

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

A significant number of our hourly restaurant staff members receive income from gratuities.  We participate voluntarily in a Tip Reporting Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service (“IRS”).  By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only FICA tax assessments for unreported or underreported tips.  However, we rely on our staff members to accurately disclose the full amount of their tip income and base our reporting on the disclosures provided to us by such tipped staff members.

We are subject to laws relating to information security, privacy, cashless payments and consumer credit, protection and fraud.  An increasing number of governments and industry groups worldwide have established data privacy laws and standards for the protection of personal information (including social security numbers), financial information (including credit card numbers) and health information.  We must continually update our information technology systems and staff member training in order to comply with these laws.  (See Item 1A — Risk Factors — “Information technology system failures or breaches of our network security could interrupt our operations and subject us to increased operating costs, as well as to litigation and other liabilities, which could adversely affect our financial performance.”)

Tradenames, Trademarks and Other Intellectual Property

We own and have applied to register numerous tradenames, trademarks and service marks in the United States and in additional countries throughout the world in restaurant and bakery goods categories, among others.  We periodically apply for copyright protection of our restaurant menus and other intellectual property.  We regard our tradenames, trademarks, service marks and other intellectual property, including “The Cheesecake Factory,” “Grand Lux Cafe,” “RockSugar Pan Asian Kitchen,” “The Cheesecake Factory Bakery,” and “The Dream Factory,” as well as our trade dress, as having substantial value and as being important to our marketing efforts.  Our policy is to pursue registration of our important tradenames, trademarks, and service marks and to vigorously oppose any infringement of them or of our copyrights and trade dress.  The duration of intellectual property registrations varies from country to country.  However, tradename, trademarks and service marks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.  We also registered various Internet domain names, including “www.thecheesecakefactory.com,” “www.grandluxcafe.com,” “www.rocksugarpanasiankitchen.com,” and “www.thecheesecakefactorybakery.com” and derivations of these and other domain names to include international country codes.

Charitable Giving

In 2001, we sponsored the formation of The Cheesecake Factory Oscar and Evelyn Overton Charitable Foundation (“Foundation”), a 501(c)(3) qualified, non-profit charitable organization.  Our Foundation was created not only as a means to raise funds for worthy causes, but also as a way to unite our staff members in performing charitable work in their communities.  Since the inception of its annual Invitational Charity Golf Tournament, the Foundation has raised $2.3 million benefitting the City of Hope Comprehensive Cancer Center, including $200,000 raised in fiscal 2013.  In fiscal 2013, more than 3,000 of our staff members served holiday meals to low-income individuals and families in 13 Salvation Army centers across the country at the annual Thanksgiving Day Feast.  Additionally, the Foundation provides sponsorships for teams comprised of our staff members who work directly with non-profit organizations in their communities to support a variety of local and national initiatives.

In addition to the efforts of the Foundation, the Company directly participates in the Harvest Food Donation Program by donating surplus food from our restaurants to local food rescue operations for distribution to soup kitchens and shelters to aid those in need.  In fiscal 2013, we also donated a combined $0.5 million to Feeding America®, the nation’s leading domestic hunger-relief charity, and Share Our Strength’s No Kid Hungry campaign through sales of our Toasted Marshmallow S’mores Galore® and Oreo® Dream Extreme Cheesecake, bringing our total contributions to Feeding America® to $2.8 million over the past six years.  Our staff members also collected more than 128,000 pounds of peanut butter nationwide to benefit local Feeding America food banks.

Employees

As of December 31, 2013, we employed approximately 35,500 people, of which approximately 34,300 worked in our restaurants, approximately 800 worked in our bakery operations and approximately 400 worked in our corporate center and restaurant field supervision organization.  Our staff members are not covered by collective bargaining agreements.  We consider our relations with our staff members to be favorable.

Executive Officers of the Registrant

David Overton, age 67, serves as our Chairman of the Board and Chief Executive Officer.  Mr. Overton co-founded our predecessor company in 1972 with his parents, Oscar and Evelyn Overton.  He is also a founding member and director of our Foundation.

David M. Gordon, age 49, was appointed President of the Company in February 2013.  Mr. Gordon has been employed by the Company in various capacities since 1993, most recently as Senior Vice President of Operations from 2008 through 2010 and Chief Operating Officer of The Cheesecake Factory and Grand Lux Cafe restaurants from 2010 until his appointment as our President.  He is also a director of our Foundation.

W. Douglas Benn, age 59, was appointed Executive Vice President and Chief Financial Officer in 2009.  Mr. Benn is a veteran of the restaurant industry having spent more than 20 years in management roles with restaurant companies.  Prior to joining the Company, he served as Executive Vice President and Chief Financial Officer of RARE Hospitality International, owner of the LongHorn Steakhouse and The Capital Grille concepts, prior to that company’s sale to another multi-concept, public restaurant company in 2007.

Max S. Byfuglin, age 68, serves as President of The Cheesecake Factory Bakery Incorporated, our bakery subsidiary.  Mr. Byfuglin joined our bakery operations in 1982 and worked closely with our founders, serving in nearly every capacity in our bakery operations over the past 30 years.

Debby R. Zurzolo, age 57, serves as our Executive Vice President, Secretary and General Counsel.  Ms. Zurzolo joined our Company as Senior Vice President and General Counsel in 1999 and was appointed to her current positions in 2003.  From 1982 until joining the Company, she practiced law at Greenberg Glusker Fields Claman & Machtinger LLP in Los Angeles, California.  As a partner with that firm, Ms. Zurzolo represented us on various real estate and other business matters.  She is also a founding member and director of our Foundation.

ITEM 1A.                                       RISK FACTORS

An investment in our common stock involves risks and uncertainties.  In addition to the information contained elsewhere in this Annual Report on Form 10-K and other filings that we make with the SEC, you should carefully read and consider the risks described below before making an investment decision.  The occurrence of any of the following risks could materially harm our business, operating results, earnings per share (EPS), financial position, cash flows or trading price of our common stock (individually and collectively referred to as our “financial performance”).  In addition, our actual results could vary materially from any results expressed or implied by forward-looking statements contained in this report and in any of our other filings with the SEC and other communications by us, both written and oral, depending on a variety of factors, including the risks and uncertainties described below.  It is not possible for us to predict all possible risks or the impact these factors could have on us or the extent to which any one factor, or combination of factors, may adversely affect our financial performance.

Risks Related to Our Business and Financial Performance

If the challenging and uncertain global and domestic economic conditions do not meaningfully improve, consumer discretionary spending may suffer, which will negatively impact our business and financial performance.

Dining out is a discretionary expenditure.  A prolonged economic recovery or material changes with respect to governmental responses to domestic and international fiscal concerns could result in additional declines in consumer discretionary spending, which could materially affect our financial performance.  While consumer confidence has begun to improve, it remains volatile and has not reached the pre-recessionary levels on a consistent basis.  Similarly, unemployment has made gradual improvements since 2008 but is still well above what most economists consider to be full employment.  Furthermore, ongoing macroeconomic concerns include, but are not limited to, uncertainty around long-term U.S. fiscal and monetary policy, the sustainability of the U.S. housing recovery and the overall rate of global economic growth.  All of these factors, and others, will likely influence leading economic indicators such as consumer confidence.  If the economic conditions do not meaningfully improve, the slow-paced U.S. economic recovery may not continue, and our financial performance will be materially affected.

If we are unable to improve comparable restaurant sales, we may be unable to grow revenues, profitability or EPS, which may adversely impact our financial performance.

Changes in comparable restaurant sales occur as a result of (i) guest traffic increases or decreases, (ii) menu price increases, and (iii) menu mix shifts.  If we are unable to grow comparable restaurant sales and costs increase, or if comparable restaurant sales decrease and costs remain flat or increase, the effect is to spread costs across a lower level of sales, which may, in turn, cause downward pressure on our financial performance.

If we are unable to increase guest traffic in our restaurants, our ability to grow our comparable restaurant sales will be hindered.  Changes in guest traffic can be impacted by a variety of factors, including macroeconomic conditions that impact customer discretionary spending, competition from other restaurants (both in the upscale casual dining segment and in other segments of the restaurant industry), consumer perception of our concepts’ offerings in terms of quality, price, value and service, changes in consumer eating habits, including substituting other dining options (such as grocery prepared meals or mobile catering) for restaurant dining experiences, weather patterns, changes in the trade areas in which our restaurants are located and changes in the regulatory environment.  We can provide no assurance that we will be successful in achieving increases in guest traffic.

We utilize menu price increases to help offset inflation of key operating costs.  If our menu price increases are not accepted by guests, resulting in reduced guest traffic, it could reduce our growth in comparable restaurant sales and negatively affect our financial performance.  If our menu price increases are insufficient to absorb or offset increased costs, it could negatively affect our financial performance.

Menu mix can be negatively impacted by guests purchasing fewer menu items or lower cost menu items.  Unfavorable menu mix could result from unfavorable perceptions of certain menu items or from guests managing their checks downwards.  Unfavorable menu mix could reduce our average check, negatively impacting our ability to grow comparable restaurant sales, which could negatively affect our financial performance.

If we are unable to protect the value of our brands and our reputation, sales at some or all of our restaurants may be negatively impacted, which may adversely affect our financial performance.

We believe we have built a strong reputation for the quality and breadth of our menu items and bakery products, as part of the total experience that guests enjoy in our restaurants.  We believe we must protect and grow the global value of our brands to continue to be successful in the future.  Any incident that erodes consumer trust in or affinity for our brands could be harmful to our financial performance.  If we experience negative publicity relating to food quality, restaurant facilities, customer complaints or litigation alleging illness or injury, health inspection scores, sanitary or other issues with food processing activities by us or our suppliers, labor relations or compliance with applicable regulations or standards, among others, regardless of the ultimate findings regarding the subject matter of such negative publicity, sales at some or all of our restaurants may be adversely impacted, harming our financial performance.  With the growth in importance and impact of social media over the last few years, any negative publicity may be magnified and reach a large portion of the customer base in a very short time period.  In addition, if consumers perceive or experience a reduction in food quality, service or ambiance, if there are allegations, regardless of accuracy, of food-borne illnesses, food tampering or contamination, or if we fail to deliver a consistently positive experience, including in restaurants operated by our international licensees, our brand value and consequently our financial performance could suffer.

Increases in the cost of food, labor, and other supplies and services will increase our cost of doing business, which may adversely impact our financial performance.

Our operating margins depend on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including food, labor, utilities and other supplies and services.  We attempt to negotiate short-term and long-term agreements for our principal commodity, supply and equipment requirements, depending on market conditions and expected demand. However, we are currently unable to contract for extended periods of time for certain of our commodities.  Consequently, these commodities may be subject to unforeseen supply and cost fluctuations due to factors such as changes in demand patterns, increases in the cost of key inputs, fuel costs, weather and other market conditions outside of our control.  Commodities, such as dairy and corn, can fluctuate significantly due to government regulation.  Raw materials that we may purchase on the international market are subject to fluctuations in both the value of the U.S. dollar and increases in global demand.  Our suppliers also may incur higher costs to produce and transport commodities used in our restaurants and bakery manufacturing facilities, higher minimum wage and benefit costs, and other expenses that they pass through to us, which could result in higher costs for goods and services supplied to us. Increases in minimum wage, health care costs and other benefit costs may have a material adverse effect on our labor costs.  We operate in many states and localities, including California, where the minimum wage is higher than the federal minimum wage, and in such states our staff members receive minimum compensation equal to the state’s or such locality’s minimum wage.  In other states, a portion of our employees may be paid a tip credit wage that is supplemented by gratuities received from our customers.  Increases in the tip credit minimum wage in these states or under federal law may have a material adverse effect on our labor costs.  While we have been able to partially offset increases in the costs of key operating resources by gradually raising prices for our menu items and bakery products, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future.  If we are unable to anticipate and respond to increases in these costs, our financial performance may be materially impacted.

Failure to effectively compete for the patronage of our guests could result in reduced guest traffic at our restaurants, which may adversely impact our financial performance.

The restaurant industry is highly competitive with respect to menu and food quality, service, access to qualified operations personnel, location, décor and value.  There are a number of other restaurant operators that compete with us for guest traffic, some of which have significantly greater resources to market aggressively to consumers, which could result in our concepts losing market share.  We believe that many consumers remain focused on value, and if other restaurant operators are able to promote and deliver a higher degree of perceived value through heavy discounting or other methods, our guest traffic levels may decline, which would adversely impact our revenues and financial performance.  In addition, with the increased variety of product offerings at fast casual restaurants, quick-service restaurants, catered mobile and grocery stores, consumers may choose to trade down to these alternatives, which could also negatively affect our financial performance.

Our ability to secure an adequate number of high quality sites for future restaurant openings could affect our ability to achieve our revenue and EPS growth targets.

Our future revenue and EPS growth depend on the availability and selection of high quality sites that meet our criteria.  Our new restaurant development schedule may be subject to unforeseen delays due to market conditions, the highly customized nature of our restaurant concepts, and the complex design, construction, and preopening processes for each new location.  The lease negotiation and restaurant development timeframes also vary by location.  In addition, competition for available premier restaurant locations continues to increase.

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

•                  political uncertainty; and

•                  the availability of qualified operating personnel in the local market.

Our ability to grow revenue and EPS may be negatively affected if we are unable to open an adequate number of restaurants to support our financial growth and execute our strategic plan.

We may incur additional costs if we are unable to renew our restaurant leases on similar terms and conditions, or at all, or to optimize the locations of our restaurants in certain trade areas, which could harm our business and financial performance.

We lease all of our restaurant premises and plan to continue to do so in the future.  While we have renewed some of our initial leases, many of our leases have terms that will expire in 2014 and future years.  While many of our earlier leases have five to ten year renewal options, several do not.  While these lease expirations allow us to opportunistically relocate to improved sites and trade areas over time, we may incur additional costs to operate our restaurants, including increased rent and other costs related to our renegotiation of terms of occupancy of an existing leased premises in a desirable location, and costs for the relocation and development of a replacement restaurant, if we choose not to renew a lease, or are unable to do so, on favorable terms in a desirable location.  In addition, we may elect to terminate certain leases prior to their expiration dates in order to optimize our performance in certain trade areas.  However, we may be unable to negotiate favorable terms for such early terminations.  Additional costs related to expiring restaurant lease terms or our inability to terminate certain restaurant leases under favorable terms could negatively affect our financial performance.

Our business could be harmed if we are unable to retain, or effectively respond to a loss of, key executives, which could have an adverse impact on our financial performance.

The success of our business continues to depend in critical respects on the contributions of David Overton, our founder, Chairman of the Board and Chief Executive Officer, and other senior executives of the Company.  The loss of the services of Mr. Overton or other senior executives could have a material adverse effect on our business and long-term strategic plan.  We have adopted a succession plan that includes both emergency short-term and long-term planning elements to allow us to successfully continue operations should any of our senior management team become unavailable to us.  However, there is a risk that we may not be able to implement the succession plan successfully or in a timely manner or that the succession plan will not result in the same financial performance we currently achieve under the guidance of our existing executive team.

If we are unable to successfully recruit and retain qualified restaurant management and operating personnel in an increasingly competitive market, we may be unable to effectively grow our business and revenues, including executing on our plans for domestic and international expansion, which could have an adverse impact on our financial performance.

In addition to our senior executives, we must continue to attract, retain and motivate a sufficient number of qualified management and operating personnel to support both our domestic and international operations.  Qualified management and operating personnel historically have been in short supply and an inability to attract them to our restaurant operations would limit our ability to expand our concepts effectively.  The ability of these key personnel to maintain consistency in the service, hospitality, quality and atmosphere of our restaurants is a critical factor in our success.  In addition, we continue to require the services of our senior management and operating personnel to support our international expansion efforts.  If we are unable to recruit and train managers who are willing and able to work at restaurants operated by our licensees while adequately maintaining sufficient numbers of managers for our Company-owned locations, the quality of our operations may suffer and the reputation of our brand may be harmed.  This may also hinder our ability to effectively grow our business, which may adversely affect our financial performance.

If we are unable to offer our management personnel long-term equity incentive compensation we may have difficulty retaining such personnel, which would adversely affect our operations and financial performance.

As part of a competitive compensation package, we historically have granted equity awards to key staff members, including our executives and our general managers and executive kitchen managers who run our restaurants.  From time to time, we may ask our stockholders to approve additional shares in our equity compensation plan to allow us to continue to grant equity awards as part of our compensation packages.  Stockholder advisory groups utilize guidelines to issue voting recommendations intended to influence stockholder votes regarding approval of proxy proposals.  If we are unable to meet the formulae required to obtain favorable recommendations or are unable to get stockholder support for our share increase proposals, our ability to use equity compensation to incentivize our staff will be adversely affected.  If we are unable to grant equity compensation awards at a competitive level, we would need to offer equally compelling alternatives to supplement our compensation, including long-term cash compensation plans, or to significantly increase short-term cash compensation, in order to continue to attract and retain key personnel.  If we were required to use these alternatives to long-term equity awards, our compensation costs could increase significantly, which would adversely affect our financial performance.

If we are unable to effectively grow sales or reduce costs over time at certain of our locations, we may be required to record impairment charges and/or decide to discontinue operations at these restaurants, which could negatively affect our financial performance.

We assess the potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable.  Factors considered include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner in which an asset is being used, an expectation that an asset will be disposed of significantly before the end of its previously estimated useful life, and significant negative industry or economic trends.  We regularly review any restaurants that are cash flow negative for the previous four quarters and those that are being considered for closure or relocation to determine if impairment testing is warranted.  (See “Impairment of Long-Lived Assets and Lease Terminations” in Note 1 to our Consolidated Financial Statements for additional information on our impairment assessments.)  At any given time, we may be monitoring certain locations, and future impairment charges and/or closures may occur if individual restaurant performance does not improve, which could negatively impact our financial performance.

Our inability to effectively use and respond to social media could result in the failure of our social media marketing efforts and damage to our reputation from negative social media chatter, thereby negatively affecting our restaurant sales, which could adversely impact our financial performance.

Over the past several years, we have expanded our marketing efforts to include an emphasis on social media.  Many of our competitors are also expanding their use of social media and additional social media platforms are rapidly being developed, potentially making more traditional social media platforms obsolete.  For these reasons, continuous innovation and development in this area is required in order to maintain broad social media appeal.  Social media also can be challenging because of the broad audience with ability to respond or react, in near real time, with comments that are often not filtered or checked for accuracy. For all of these reasons, if we do not appropriately manage our social media strategies, our marketing efforts in this area may not be successful and any failure (or perceived failure) to respond to negative or potentially damaging social media chatter could damage our reputation, negatively impacting our restaurant sales and financial performance.

Negative publicity about us or our products or services, or about our licensees, business partners or any of their respective products or services, whether or not accurate, could be damaging to our brand and reputation, resulting in reduced guest traffic at our restaurants, which could harm our financial performance.

We dedicate substantial resources to ensuring the safety and quality of the food we serve to our guests.  Nevertheless, we face food safety risks, including the risk of food-borne illness, that are common both in the restaurant industry and the food supply chain and that cannot be completely eliminated.  Adverse publicity or news reports, whether or not accurate, regarding food quality or safety issues, illness, injury, health concerns, government or industry findings concerning food products served by us or our licensees, or issues stemming from the operation of our restaurants or bakery, restaurants operated by our licensees or other foodservice providers, third parties with whom we may co-brand bakery products or who sell or distribute bakery products, or third parties we may use to procure materials used in our business, or generally in the food supply chain, could be damaging to the restaurant industry overall and specifically harm our brand and reputation.  The speed with which negative publicity (whether or not accurate) can be disseminated has increased dramatically with the ever-expanding popularity of social media.  If we are unable to quickly and effectively respond to such reports, we may suffer a decrease in guest traffic and damage to our brand image which could adversely impact our financial performance.

Concerns relating to food safety, food-borne illness, pandemics and other disease could reduce guest traffic to our restaurants, which could harm our financial performance.

If a virus, such as “mad cow disease,” “SARS,” “swine flu” or other similar virus or bacteria, such as salmonella, or parasites or toxins  infect the food supply (or are believed to have infected the food supply), the demand, availability and price of certain food items may be negatively impacted.  Additionally, if our guests or employees become infected with a virus transmittable by human contact, guests may avoid our restaurants and it may become difficult to adequately staff our restaurants, the occurrence of either of which may adversely impact our financial performance.

In addition to selling product throughout the world, through various channels, including, without limitation, supermarkets, mass market retailers, club stores and various other foodservice and retail channels, our two bakery operations are the only providers of most of our baked desserts to our restaurants.  If any of our bakery products becomes subject to a product recall or market withdrawal, whether voluntary or involuntary, our costs to conduct such recall or market withdrawal could be significant and the impact to our bakery and restaurant operations as well as to our reputation could be material.  Any recall or market withdrawal of a bakery product may adversely impact our financial performance.

Our failure to adequately protect our intellectual property could limit our ability to globally expand our brand, which could harm our financial performance.

We own trademarks, tradenames and service marks in the United States and in various countries throughout the world, including: The Cheesecake Factory®, The Cheesecake Factory Bakery®, Grand Lux Cafe® and Rocksugar Pan Asian Kitchen®.  Our trademarks, tradenames and service marks, and other intellectual property are valuable assets of our business that require continuous monitoring to protect.  We protect our intellectual property in a variety of ways, including, by contract and by registering trademarks, tradnames and service marks and copyrights in the United States and in various countries throughout the world.  We regularly and systemically search for misappropriations of our intellectual property and seek to enforce our rights whenever appropriate to do so; however, we cannot always be assured of success and cannot possibly find all infringing uses of our intellectual property.  Furthermore, we have not registered all of our trademarks, tradenames and service marks throughout the world as doing so may not be feasible because of associated costs or various foreign trademark law prohibitions.  Our inability to effectively protect our intellectual property domestically or internationally may result in limiting our ability to globally expand our brand thereby adversely affecting our financial performance.

We face a variety of risks related to our international expansion and global brand development efforts that could negatively affect our brand, require additional infrastructure to support such efforts, and expose us to additional liabilities under foreign laws, which could harm our financial performance.

International operations have a unique set of risks that differ from country to country, and can include political instability, corruption, social, religious and ethnic unrest, changes in economic conditions (such as currency valuation, disposable income, unemployment levels and increases in the prices of commodities and labor), the regulatory environment, labor and pension laws, income and other taxes and tax rates, consumer preferences and practices, as well as changes in the laws and regulations governing foreign investment, joint ventures or licensing arrangements in countries where our licensees or joint venture partners are located, and custom controls.

Our international licensees are authorized to operate The Cheesecake Factory restaurant concept using our trademarks, tradenames, service marks, trade dress and systems, and to provide our branded food and bakery products directly to consumers in The Cheesecake Factory restaurants opened in the licensed areas outside of the United States.  We provide extensive and detailed training to our licensees so that their employees may be able to effectively execute on our operating processes and procedures.  Should we enter into additional international agreements, we intend to provide similar training.  However, since we do not operate these restaurants directly, we can provide no assurance that our licensees will adhere to our operating standards in the same manner as we would were the restaurants operated directly by us.  The products and services our licensees deliver in our branded restaurants may be negatively affected by factors outside of our control, including, but not limited to:

•                  difficulties in achieving the consistency of product quality and service as compared to restaurants we operate in the United States;

•                  changes to our recipes required by cultural norms;

•                  inability to obtain adequate and reliable supplies of ingredients and products necessary to execute our diverse menu;

•                  availability of experienced management to operate their restaurants according to our standards; and

•                  differences, changes or uncertainties in economic, regulatory, legal, social and political conditions, including the possibility of instability and unrest.

If our branded restaurants operated by licensees under international agreements have difficulty operating effectively, and these difficulties are attributed to us, our reputation and brand value could be harmed and our revenue from these restaurants could be diminished, resulting in an adverse effect on our financial performance.

In order to support our international expansion, we entered into supply agreements with our licensees whereby our bakeries will supply certain of our branded bakery products to our branded international restaurants.  In order to supply bakery products to our branded restaurants operated by our international licensees, we must adapt certain recipes to eliminate prohibited ingredients, comply with labeling requirements that differ from those in the United States, and maintain certifications required to export to such countries.  In addition, unexpected events outside of our control, such as trade restrictions, embargos, governmental shutdowns and disruptions in shipping, may affect our ability to transport adequate levels of bakery products to our licensees, for whom we are a sole source of supply for our branded desserts.  A failure to adequately supply bakery products to our internationally branded restaurants could affect the guest experience at those restaurants, resulting in decreased sales, and could, depending upon the reason for the failure, trigger contractual defaults on our part.

As we continue the international expansion of our brand, we will need to comply with regulations and legal requirements, including those related to the protection of our tradenames, trademarks, service marks and other intellectual property.  Additionally, we will need to comply with both domestic laws affecting United States businesses that operate internationally and foreign laws in the countries in which we expand our restaurants. (See also, “Changes in, or any failure to comply with, applicable laws or regulations could adversely affect our business and financial performance.”) Also, we may become subject to lawsuits or other legal actions resulting from the acts or omissions of our licensees under international agreements and, even though we may have taken reasonable steps to protect against such liabilities, including by obtaining contractual indemnifications and insurance coverage, there is no assurance that we will not incur costs and expenses as a result of our licensees’ conduct, even when we are not legally liable.

If we are unable to appropriately scale our infrastructure in a timely manner, we may be unable to respond to and support domestic or international opportunities for growth, which could harm our financial performance.

We continually evaluate the appropriate level of infrastructure necessary to support our operational and development plans, including our domestic and international expansion. If market conditions improve and we are able to identify enough high quality sites to significantly increase the planned number of new restaurant openings in the future, we may be unable to scale or manage the growth of our corporate and field supervision infrastructure in the short term to appropriately support our expansion. Likewise, if sales decline, we may be unable to reduce our infrastructure quickly enough to prevent further sales deleveraging which would adversely affect our financial performance.

Our international license agreements require us to provide training and support to our licensees for their development and operation of The Cheesecake Factory restaurants.  In 2013, we dedicated certain corporate personnel to international development and continue to utilize the talents of existing management, as we develop our international licensing and operations infrastructure.  In addition, one of the most important aspects of our restaurant operations is our ability to deliver dependable, quality service by experienced staff members who can execute our concepts according to our high standards.  This requires training our licensees’ management in the United States and our licensees’ staff in the licensed territories, as well as providing support in the selection and development of restaurant sites, product sourcing logistics, technological systems, and menu renovation. If we are unable to provide the appropriate level of infrastructure support to our international licensees, our contractual relationships and future international expansion opportunities may be harmed resulting in an adverse effect on our financial performance.

If we are unable to successfully operate or expand our Grand Lux Cafe and RockSugar Pan Asian Kitchen brands, our financial performance may be negatively impacted.

All of our restaurants are subject to the risks and uncertainties described in this filing.  However, there is an enhanced level of risk and uncertainty related to the operation and potential expansion of our less-established brands, Grand Lux Cafe and RockSugar Pan Asian Kitchen.

We have refined Grand Lux Cafe’s architectural design and layout with the intent to broaden the appeal and approachability of this concept and to position the brand as we believe appropriate for potential future growth.  In fiscal 2012, we opened a newly designed Grand Lux Cafe in Cherry Hill, New Jersey. There can be no assurance that these changes will be popular with our guests and promote future growth.  We frequently discuss potential Grand Lux Cafe sites with landlords; however, we can provide no assurance that new units will be accepted in the markets targeted for the expansion of this concept.

While we currently have no plans to open additional RockSugar Pan Asian Kitchen restaurants, we continue to evaluate the concept’s potential for growth, but can provide no assurance that expansion of this brand will occur or would be successful.

Changes in, or any failure to comply with, applicable laws or regulations could adversely affect our ability to operate our restaurants and/or increase our cost to do so, which could harm our financial performance.

Our business is subject to extensive state and local government regulation in the various jurisdictions in which our restaurants and bakeries are located, including, but not limited to, regulations relating to alcoholic beverage control, public health and safety, environmental hazards, labor, and food safety and labeling laws.  The failure to obtain and/or retain licenses, permits or other regulatory approvals required to operate our business could delay or prevent the opening and/or continued operation of a restaurant, adversely affecting that restaurant’s operations and profitability, and could adversely affect our ability to obtain these licenses elsewhere. In addition, the failure to comply with governmental regulations could subject us to penalties and interruptions in operations. In certain states, we may be subject to “dram shop” statutes that generally allow a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.  Dram shop litigation may result in significant judgments, including punitive damages.  A settlement or judgment against us under a dram shop statute in excess of our general liability insurance coverage could have a material adverse effect on our financial performance.  Significant government-imposed increases in minimum wages, including the tip credit wage in certain states, paid or unpaid leaves of absence and mandated health and/or COBRA benefits, or increased tax reporting, assessment or payment requirements related to our staff members who receive gratuities, or changes in interpretations of existing employment law, could be detrimental to our financial performance.

We are subject to federal and state laws that prohibit discrimination in the workplace and that set standards for the design, accessibility and operation of public facilities, such as the Americans with Disabilities Act.  Compliance with these laws and regulations can be costly and failure to comply could create exposure to government proceedings and litigation.  Even a perceived failure to comply could result in negative publicity that could damage our reputation and adversely affect our financial performance. In addition, various federal, state and local labor laws and regulations govern our operations and relationships with our staff members, including, but not limited to, minimum wages, breaks, overtime, deductions, certain benefits (including health care benefits), safety, working conditions and citizenship and legal residency requirements.  Changes in, or any failure to comply with, these laws and regulations could subject us to fines or other legal actions.  Settlements or judgments in connection therewith that are not insured or are in excess of our coverage limitations could have a material adverse effect on our business and financial performance.  Despite our efforts to maintain compliance with legal requirements, including implementation of electronic verification of legal work status, some of our staff members may not meet state and federal citizenship or residency requirements.  This could result in a disruption in our work force, sanctions against us and adverse publicity. In addition, immigration-related employment regulations, on both the state and federal level, may make it more difficult for us to identify and hire qualified staff members.  See also, “We face a variety of risks related to our international expansion and global brand development efforts that could negatively affect our brand, require additional infrastructure to support such efforts, and expose us to additional liabilities under foreign laws”  for a discussion of regulatory risks related to our international expansion.

Labor organizing could adversely affect our operations and harm our competitive position in the restaurant industry, which could harm our financial performance.

Our staff members and others may attempt to unionize our workforce, establish boycotts or picket lines or interrupt our supply chains which could increase our labor costs, limit our ability to manage our workforce effectively and cause disruptions to our operations.  A loss of our ability to effectively manage our workforce and the compensation and benefits we offer to our staff members could harm our financial performance.

Our failure to respond appropriately to changes in consumer health and disclosure regulations, could adversely affect our operations and competitive position, which could harm our financial performance.

The Patient Protection and Affordable Care Act as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (“PPACA”), enacted in 2010, requires restaurant operators with twenty or more locations to make certain nutritional information available to guests.  The nutritional disclosure requirements under PPACA are intended to preempt a patchwork of state and local laws regarding nutritional content disclosures that became prevalent over the past several years.  However, because the U.S. Food & Drug Administration has not yet issued final regulations with standards for complying with PPACA’s nutritional content disclosure requirements, many states, counties and cities continue to enforce their own nutritional content disclosure requirements.  The continued uncertainty relating to nutritional content disclosure and ongoing need to comply with a patchwork of various state and local disclosure requirements continues to be a challenge for us.

Some states and local governments also have enacted legislation regulating or prohibiting the sales or disclosure of certain types and/or levels of ingredients in food served in restaurants, such as transfats and glutens, and are considering taxing and/or otherwise regulating high fat and high sodium foods. The success of our restaurant and bakery operations depends, in part, upon our ability to respond effectively to changes in consumer health and disclosure regulations and to adapt our menu offerings and bakery selections to changes in governmental requirements.  If consumer health regulations change significantly, we may be required to modify or discontinue certain menu items.  In addition, dietary restrictions in some international locations in which our international licensees plan to operate may require us to modify or discontinue serving certain menu items in those locations.  To the extent we are unable to respond with appropriate changes to our menu offerings, this could result in negative publicity and materially affect guest demand for our concepts and have a material adverse impact on our financial performance.

If we are unable to effectively manage our business risks, we may incur costs associated with litigation and our cost for insurance may increase, which could adversely impact our financial performance.

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employment practices, employee health benefits and other insurable risks through our self-insurance programs.  Unfavorable fluctuations in market conditions or the availability of insurance or changes in local, state and/or federal regulations could significantly increase our self-insurance costs and insurance premiums. Employment-related litigation continues to increase at both the state and federal levels, particularly with respect to claims styled as class action lawsuits, which are costly to defend.  Also, some employment-related claims in the area of wage and hour disputes are not insurable risks.  If our costs related to these claims continue to increase, our financial performance may be harmed.

In states with “dram shop” statutes, we may become subject to dram shop litigation that could result in significant judgments, including punitive damages.  Part of our existing comprehensive liability insurance program includes liquor liability coverage, but there can be no assurance that this coverage will be adequate if we were to be found guilty in a dram shop case.

Rising health care costs and continuing uncertainties concerning the effect of implementation of the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 and similar laws may increase our cost to provide health care to our staff, which could adversely impact our business and financial performance.

Significant increases in health care costs continue to occur, and we can provide no assurance that our cost containment efforts in this area will be effective.  Also, while we have analyzed the anticipated impact of PPACA on our cost structure, we will not know for certain the impact on our health care benefit costs until PPACA is fully implemented.  Increases in costs due either to the PPACA or general health care cost increases could have a material adverse impact our financial performance, as there is no assurance that we would be able to absorb and/or pass through such costs.

Information technology system failures or breaches of our network security could interrupt our operations and subject us to increased operating costs, as well as to litigation and other liabilities, which could adversely affect our financial performance.

We rely heavily on our in-restaurant and enterprise-wide computer systems and network infrastructure across our operations, and the systems we use could be vulnerable to unforeseen risks.  The efficient management of our operations depends upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers.  We employ both internal resources and external consultants to conduct auditing and testing for weaknesses in our systems, controls, firewalls and encryption to reduce the likelihood of any security failures or breaches and have developed recovery plans in the event such a failure or breach should occur.  However, we can provide no assurance that these measures will be successful.  Our financial performance may be negatively impacted if our operations are interrupted because of such an event or if we are not able to promptly recover from such an interruption.

In addition, our corporate support center is located in California, in an area prone to natural disasters such as earthquakes and wildfires.  We have business continuity and disaster recovery plans in place to address many events of this nature, and back-up and off-site locations for recovery of electronic and other kinds of information, including storage of significant data in a cloud computing environment. (See Risk Factor — “Our inability or failure to execute on a comprehensive business continuity and disaster recovery plans following a major natural or manmade disaster, including terrorism, at our corporate facility result in delayed recovery, loss of data, an inability to perform vital corporate functions and other harm, which could adversely impact our financial performance.”)  However, any damage to or failure of our computer systems or network infrastructure to operate effectively, problems with transitioning to upgraded or replacement systems, or breaches in the security of these systems could cause significant delays in customer service, reduce efficiency in our operations, and require significant capital investments to remediate these issues, all of which could adversely affect our financial performance.

Advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data.  A failure of our security measures could harm our reputation, as well as subject us to litigation or actions by regulatory authorities, any of which could have a material adverse effect on our financial performance.

A data security breach involving a guest’s or staff member’s personal data could have a material adverse effect on our business could adversely affect our reputation and could result in litigation against us or the imposition of penalties, which could adversely affect our financial performance.

We receive and maintain certain personal information about our guests and staff members. For example, we transmit confidential credit card information in connection with credit card transactions, and we are required to collect and maintain certain personal information in connection with our employment practices, including the administration of our benefit plans.  The collection and use of this information by us is regulated at the federal and state levels, and the regulatory environment related to information security and privacy is increasingly demanding.  If our security and information systems are compromised or our staff members or authorized third parties fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation and could result in litigation against us or the imposition of penalties, which could have a material adverse effect on our financial performance.

In addition, our ability to accept credit cards as payment in our restaurants and for on-line gift card orders depends on us remaining compliant with standards set by the PCI Security Standards Council. These standards require certain levels of system security and procedures to protect our customers’ credit card and other personal information.  We employ both internal resources and external consultants to conduct auditing and testing to reduce the likelihood of any security failures or breaches.  However, we can provide no assurance that these security measures will be successful.  If these security measures are not successful, we may become subject to litigation against us or the imposition of regulatory penalties, which could result in negative publicity and significantly harm our reputation, any of which could have a material adverse effect on our financial performance.

If a third party vendor of ours experiences a failure affective our essential business processes, which may subject us to certain risks we may experience data loss, increased costs or other harm, which could adversely impact our financial performance.

In order to leverage our internal resources and information technology infrastructure, and to support our business continuity and disaster recovery planning efforts in the event of a physical loss or damage to our corporate facilities, we utilize third-party vendors to assist us with some of our essential business processes.  For example, we rely on a network of third-party distribution warehouses to fulfill ingredients and other materials to our restaurants.  In some instances, these processes rely on technology and may be outsourced to the vendor in their entirety and in other instances we utilize these vendors’ externally-hosted business applications.  Some of the technological processes for which we utilize third parties include, but are not limited to, gift card tracking and authorization, labor scheduling and email hosting.  Our practice is to work with service providers that are leading performers in their industries and with technology vendors that employ proper data security practices and internal control practices, such as redundant processing facilities.  However, we cannot guarantee that failures will not occur.  The failure of third-party vendors to provide adequate services, including protection of sensitive data, could significantly harm our operations and reputation, and could have a material adverse effect on our financial performance.

Our inability or failure to execute on comprehensive business continuity and disaster recovery plans following a major natural or manmade disaster, including terrorism, at our corporate facility could result in delayed recovery, loss of data, an inability to perform vital corporate functions and other harm, which could adversely impact our financial performance.

Most of our corporate systems and processes and corporate support for our restaurant operations are centralized at one California location, with the exception of our construction and design department and our East Coast bakery production and fulfillment facility.  We have disaster recovery procedures and a comprehensive business continuity plan in place to address many critical events, including back up and off-site locations for storage and recovery of electronic and other forms of data and information.  However, if we are unable to execute our disaster recovery procedures in whole or in part, we may experience delays in recovery and losses of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal operating procedures that could expose us to administrative and other legal claims and have a material adverse effect on our financial performance.

Litigation against us could result in increased costs and damage to our reputation, which could adversely impact our financial performance.

We are subject to lawsuits, administrative proceedings and claims that arise in the regular course of business.  These matters typically involve claims by guests, staff members and others regarding issues such as food borne illness, food safety, premises liability, compliance with wage and hour requirements, work-related injuries, discrimination, harassment, disability and other operational issues common to the foodservice industry.  We could be adversely affected by negative publicity and litigation costs resulting from these claims, regardless of their validity.  Significant legal fees and costs in complex class action litigation or an adverse judgment or settlement that is not insured or is in excess of insurance coverage could have a material adverse effect on our financial performance.  We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employment practices, employee health benefits and other insurable risks.  The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR”) as of each balance sheet date.  We maintain stop-loss coverage with third-party insurers to limit our individual claim exposure for many of our programs and for aggregate exposure on our employee health benefits program.  Significant judgment is required to estimate IBNR amounts as parties have yet to assert such claims.  If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

Adverse weather conditions, seasonal fluctuations, natural disasters, terrorism threats and health epidemics (or fears about them) could unfavorably impact our restaurant sales, which could adversely affect our financial performance.

Adverse weather conditions can impact guest traffic at our restaurants, cause the temporary underutilization of outdoor patio seating, and, in more severe cases, such as hurricanes, earthquakes, tornadoes, blizzards or other natural disasters, cause temporary inability to obtain supplies and increases in commodity costs and closures of our affected restaurants, sometimes for prolonged periods, which would negatively affect our restaurant sales and financial performance.  Seasonal fluctuations may result from the calendar days of the week on which holidays occur, which may impact spending patterns.  Fears of terrorist activities or health epidemics may have a similar negative impact.  Our cash flows may be adversely impacted by delay in the receipt of proceeds under any insurance policies or programs we maintain against certain of these risks or the proceeds may not fully offset any such losses.

New restaurant openings may negatively impact sales at our existing restaurants, which could adversely impact our financial performance.

We target high quality, high profile locations for our upscale and highly customized restaurants.  The size of our restaurant trade areas varies by location, depending on a number of factors such as population density, demographics, retail, business, entertainment and other traffic generators and geography.  As a result, the opening of a new restaurant could impact the sales of one or more of our existing restaurants nearby.  It is not our intention to open new restaurants that materially cannibalize the sales of our existing restaurants.  However, there can be no assurance that such sales impact will not occur or become more significant in the future as we gradually increase our presence in existing markets to maximize our competitive position and financial performance in each market.

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

Failure to satisfy financial covenants and/or repayment requirements under our credit facility could adversely affect our financial condition.

We have an unsecured revolving credit facility (“Facility”) with an available borrowing commitment of $200 million and with a conditional commitment increase feature that could provide for an additional $100 million in available credit. The Facility requires us to maintain certain financial covenants.  At December 31, 2013, we were in compliance with these covenants and had no outstanding debt balance under the Facility. However, any failure to maintain these debt covenants or have sufficient liquidity to either repay or refinance the then outstanding balance at expiration of the Facility, or upon violation of the covenants, would have a material adverse effect on our financial condition.  (See Note 7 of Notes to Consolidated Financial Statements in Part IV, Item 15 for additional information concerning our long-term debt.)

From time to time we may evaluate acquisitions, joint ventures or other initiatives that could distract management from our business or have an adverse effect on our financial performance.

We may be presented with opportunities to buy or acquire rights to other companies or businesses that might be complementary or adjacent to our current strategic direction at the time and may provide growth opportunities.  Any involvement in any such acquisition, merger, joint venture, alliance or divestiture may create inherent risks, including without limitation:

•                  inaccurate assessment of value, growth potential, weaknesses, liabilities, contingent or otherwise, and expected profitability of potential acquisitions or joint ventures;

•                  inability to achieve any anticipated operating synergies or economies of scale;

•                  potential loss of key personnel of any acquired business;

•                  challenges in successfully integrating, operating and managing acquired businesses and workforce and instilling our company culture into new management and staff;

•                  difficulties in aligning enterprise management systems and policies and procedures;

•                  unforeseen changes in the market and economic condition affecting the acquired business or joint venture;

•                  possibility of impairment charges if an acquired business does not meet the performance expectations upon which the acquisition price was based; and

•                  diversion of management’s attention and focus from existing operations to the integration of the acquired or merged business and its personnel.

Risks Related to Owning Our Stock

The market price of our common stock is subject to volatility.

During fiscal 2013, the price of our common stock fluctuated between $32.63 and $49.74 per share.  The market price of our common stock may be significantly affected by a number of factors, including, but not limited to, actual or anticipated variations in our operating results or those of our competitors as compared to analyst expectations, changes in financial estimates by research analysts with respect to us or others in the restaurant industry, and announcements of significant transactions (including mergers or acquisitions, divestitures, joint ventures or other strategic initiatives) by us or others in the restaurant industry.  In addition, the equity markets have experienced price and volume fluctuations that have affected the stock price of many companies in ways that may have been unrelated to an individual company’s operating performance.  The price of our common stock may continue to be volatile, based on factors specific to our company and industry, as well as factors related to the equity markets overall.

If we are unable to continue to pay dividends or repurchase our stock as expected by the market, our EPS and stock price may be harmed.

Our dividend and stock repurchase programs require the use of a significant portion of our cash flow. Our ability to pay dividends and repurchase stock will depend on our ability to generate sufficient cash flows from operations, exercise of employee stock options and capacity to borrow funds, which may be subject to economic, financial, competitive and other factors that are beyond our control. Any failure to pay dividends or repurchase stock after we have announced our intention to do so may negatively impact investor confidence in us, thereby negatively impacting our EPS and stock price.

We have a stockholder rights plan, or “poison pill,” which could affect the price of our common stock and make it more difficult for a potential acquirer to purchase a large portion of our securities, to initiate a tender offer or a proxy contest, or to acquire us.

In August 2008, our Board of Directors extended our stockholder rights plan, commonly known as a “poison pill,” until August 2018.  The poison pill may discourage, delay, or prevent a third party from acquiring a large portion of our securities, initiating a tender offer or proxy contest, or acquiring us through an acquisition, merger or similar transaction even if our stockholders might receive a premium for their shares over then-current market prices in the event of such transaction.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                        PROPERTIES

Our corporate support center and one of our bakery production facilities are located in Calabasas Hills, California.  The corporate support center is an 88,000 square-foot facility on an approximately five-acre parcel of land.  The bakery production facility is a 60,000 square foot facility on an approximately three-acre parcel of land.  Our second bakery facility located in Rocky Mount, North Carolina is a 100,000 square foot facility on an approximately 31-acre parcel of land.  Our development and design department is in a 29,000 square-foot facility on approximately one acre of land in Irvine, California.  All of these properties are owned by the Company.

As of February 27, 2014, we operated 181 Company-owned upscale casual dining restaurants: 169 under The Cheesecake Factory® mark in 36 states, the District of Columbia and Puerto Rico; 11 under the Grand Lux Cafe® mark in six states; and one RockSugar Pan Asian Kitchen® in California.  During fiscal 2013, we discontinued operations in three Grand Lux Cafe locations.  All of our Company-owned restaurants are located on leased properties, and although we would evaluate the economic benefit of fee ownership if the opportunity presented itself, we have no current plans to own the real estate underlying our restaurants.

Company-Owned Restaurant Locations by State

State	The Cheesecake Factory	Grand Lux Cafe	RockSugar Pan Asian Kitchen	Total
Alabama	1			1
Arizona	6			6
California	34		1	35
Colorado	3			3
Connecticut	2			2
Delaware	1			1
District of Columbia	1			1
Florida	16	3		19
Georgia	5			5
Hawaii	1			1
Idaho	1			1
Illinois	6	1		7
Indiana	2			2
Iowa	1			1
Kansas	1			1
Kentucky	1			1
Maryland	6			6
Massachusetts	7			7
Michigan	1			1
Minnesota	1			1
Missouri	3			3
Nebraska	1			1
Nevada	3	2		5
New Jersey	8	2		10
New York	10	1		11
North Carolina	3			3
Oklahoma	2			2
Ohio	6			6
Oregon	1			1
Pennsylvania	4			4
Puerto Rico*	1			1
Rhode Island	1			1
Tennessee	2			2
Texas	13	2		15
Utah	2			2
Virginia	7			7
Washington	3			3
Wisconsin	2			2
Total	169	11	1	181

*Commonwealth

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

PART II

ITEM 5.                        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol CAKE.  On February 12, 2014, the closing price of our common stock was $45.33 per share.  The following table sets forth, for the periods indicated, the range of prices and cash dividends declared per share for each quarter during fiscal 2013 and 2012:

	High	Low	Cash Dividends Declared
Fiscal 2013
Fourth Quarter	$49.74	$42.03	$0.14
Third Quarter	44.79	39.86	0.14
Second Quarter	42.63	36.90	0.12
First Quarter	38.71	32.63	0.12

Fiscal 2012
Fourth Quarter	$35.97	$32.11	$0.12
Third Quarter	36.24	30.11	0.12
Second Quarter	33.30	28.58	—
First Quarter	32.47	28.65	—

In July 2012, our Board of Directors (“Board”) approved the initiation of a cash dividend to our stockholders, which is subject to quarterly Board approval.  Future decisions to pay, increase or decrease dividends continue to be at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements and other such factors that the Board considers relevant.  (See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our stockholders’ equity.)  Our credit facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio.  (See Note 7 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.)

There were approximately 1,100 holders of record of our common stock at February 12, 2014, and we estimate there were approximately 20,320 beneficial stockholders on that date.

The following provides information regarding our purchase of our common stock during the thirteen weeks ended December 31, 2013 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 2 — November 5, 2013	440	$45.66	439	10,214
November 6 — December 3, 2013	583	48.07	583	9,630
December 4 — December 31, 2013	—	—	—	9,630
Total	1,023		1,022

(1)         The total number of shares purchased includes shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

(2)         On July 22, 2013, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 48.5 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 38.9 million shares at a total cost of $1,015.5 million through December 31, 2013, including 4.5 million shares of our common stock at a cost of $183.7 million during fiscal year 2013.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  (See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our repurchase authorization and methods.)

As described in Item 9B of Part II, on February 27, 2014, we entered into a collared accelerated stock repurchase (“ASR”) agreement with a financial institution as part of our common stock repurchase authorization.  The initial delivery to us of shares purchased under the ASR program will be reported in our Form 10-Q for the period ending April 1, 2014.

Price Performance Graph

The following graph compares the cumulative five-year total return provided stockholders on the Company’s common stock relative to the S&P 400 Midcap Index, the NASDAQ Composite® (US) Index and the Nation’s Restaurant News Index.  The graph assumes a $100 initial investment and the reinvestment of dividends in each of the indices.  The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of the respective fiscal year of the Company. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

	12/31/08	12/31/09	12/31/10	12/30/11	12/31/12	12/31/13
The Cheesecake Factory Incorporated	$100	$214	$304	$291	$324	$478
S&P 400 Midcap Index	$100	$135	$169	$163	$190	$249
NASDAQ Composite® (US) Index	$100	$144	$170	$171	$202	$282
Nation’s Restaurant News Index (1)	$100	$124	$163	$207	$209	$267

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

	Fiscal Year (1) (2)
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Statement of Comprehensive Income Data:
Revenues	$1,877,910	$1,809,017	$1,757,624	$1,659,404	$1,602,020

Costs and expenses:
Cost of sales	455,685	450,153	448,468	412,855	394,409
Labor expenses	603,069	580,192	567,358	536,954	528,578
Other operating costs and expenses	452,571	439,559	428,442	408,362	402,877
General and administrative expenses	114,728	104,156	96,263	95,729	97,432
Depreciation and amortization expenses	78,558	74,433	71,958	72,140	75,184
Impairment of assets and lease terminations	(561)	9,536	1,547	—	26,541
Preopening costs	12,906	12,289	10,138	5,153	3,282
Total costs and expenses	1,716,956	1,670,318	1,624,174	1,531,193	1,528,303

Income from operations	160,954	138,699	133,450	128,211	73,717
Interest and other expense, net	(4,504)	(4,725)	(4,307)	(17,122)	(22,410)
Income before income taxes	156,450	133,974	129,143	111,089	51,307
Income tax provision	42,094	35,551	33,423	29,376	8,474
Net income	$114,356	$98,423	$95,720	$81,713	$42,833

Net income per share:
Basic	$2.19	$1.85	$1.70	$1.39	$0.72
Diluted	$2.10	$1.78	$1.64	$1.35	$0.71

Weighted average shares outstanding:
Basic	52,229	53,185	56,378	58,905	59,362
Diluted	54,377	55,211	58,190	60,446	60,082

Cash dividends declared per common share	$0.52	$0.24	$—	$—	$—

Balance Sheet Data (at end of period):
Total cash and cash equivalents	$61,751	$83,569	$48,211	$81,619	$73,715
Total assets	1,124,114	1,092,167	1,022,570	1,037,307	1,054,882
Total long-term debt and deemed landlord financing liability, including current portion	68,701	57,172	56,961	53,577	153,331
Total stockholders’ equity	577,353	579,726	542,753	592,337	516,113

Restaurant Data
Percentage change in comparable sales	1.0%	1.9%	1.8%	2.0%	(2.6)%
Restaurants open at year end	180	177	170	163	160

(1)	Fiscal 2011 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks.
(2)	Fiscal 2013, 2012, 2011, 2010 and 2009 included $14.1 million, $10.8 million, $9.6 million, $10.9 million and $14.6 million, respectively, of stock-based compensation expense.

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Fiscal Year
	2013	2012	2011
Net income	$114,356	$98,423	$95,720
After-tax impact from:
Impairment of assets and lease terminations (1)	(337)	5,722	928
Partial IRS settlement (2)	—	—	(1,506)
Proceeds from variable life insurance contract (3)	—	(419)	—
Adjusted net income	$114,019	$103,726	$95,142

Diluted net income per share	$2.10	$1.78	$1.64
After-tax impact from:
Impairment of assets and lease terminations	0.01	0.11	0.02
Partial IRS settlement	—	—	(0.03)
Proceeds from variable life insurance contract	—	(0.01)	—
Adjusted diluted net income per share (4)	$2.10	$1.88	$1.64

(1)

Represents impairment and lease termination expenses and income related to seven The Cheesecake Factory and four Grand Lux Cafe restaurants.  The pre-tax amounts associated with these items were ($561), $9,536 and $1,547 in fiscal years 2013, 2012 and 2011, respectively.  These amounts were recorded in impairment of assets and lease terminations. (See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of these charges.)

(2)

Represents partial settlement with the IRS as described in Note 13 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report.  The pre-tax amount associated with this item was $719 and was recorded in interest and other expense, net. The non-taxable amount associated with this item was $1,075 and was recorded in income tax provision.

(3)

Represents proceeds realized from a variable life insurance contract used to support our Executive Savings Plan, a non-qualified deferred compensation plan. This item is non-taxable and was recorded in interest and other expense, net.

(4)	Diluted net income per share may not add due to rounding.

ITEM 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes in Part IV, Item 15 of this report, the “Risk Factors” included in Part I, Item 1A of this report, and the cautionary statements included throughout this report.  The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position.

As of February 27, 2014, we operated 181 Company-owned restaurants: 169 under The Cheesecake Factory® mark, 11 under the Grand Lux Cafe® mark and one under the RockSugar Pan Asian Kitchen® mark.  We also operated two bakery production facilities.

The Cheesecake Factory is an upscale casual dining concept that offers more than 200 menu items including appetizers, pizza, seafood, steaks, chicken, burgers, specialty items, pastas, salads, sandwiches, omelettes and desserts, including approximately 50 varieties of cheesecakes and other baked desserts.  Grand Lux Cafe and RockSugar Pan Asian Kitchen are also upscale, casual dining concepts offering approximately 200 and 75 menu items, respectively.  In contrast to many chain restaurant operations, substantially all of our menu items, except those desserts manufactured at our bakery production facilities, are handmade daily at our restaurants with high quality, fresh ingredients using innovative and proprietary recipes.  We believe our The Cheesecake Factory and Grand Lux Cafe restaurants are recognized by consumers for offering value with freshly prepared menu items across a broad array of price points and generous food portions at moderate prices.  Our restaurants’ distinctive, contemporary design and decor create a high-energy ambiance in a casual setting.  Our restaurants typically range in size from 7,000 to 17,000 interior square feet, provide full liquor service and are generally open seven days a week for lunch and dinner, as well as Sunday brunch.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31st for financial reporting purposes.  Fiscal years 2013 and 2012 each consisted of 52 weeks, while fiscal 2011 consisted of 53 weeks.  The estimated impact of the 53rd week in fiscal 2011 was an increase in revenue of approximately $43 million.  While certain expenses increased in direct relationship to additional revenue from the 53rd week, other expenses are incurred on a calendar month basis.

In fiscal 2011, we announced our initial expansion plans outside of the United States and entered into an exclusive licensing agreement with a restaurant and retail operator based in Kuwait to develop The Cheesecake Factory restaurants in the Middle East.  This licensee currently operates four locations, two in the United Arab Emirates, and one each in Kuwait and the Kingdom of Saudi Arabia.  Our licensee has plans to open additional restaurants in these countries as well as in Lebanon, Qatar and Bahrain.  In February 2013, we entered into an exclusive licensing agreement with a restaurant operator based in Mexico to develop The Cheesecake Factory restaurants in Mexico and Chile.  These licensing agreements include initial development fees, site and design fees and ongoing royalties on our licensees’ restaurant sales.  In addition, our licensees purchase bakery products branded under The Cheesecake Factory® trademark from us.

Overview

Our strategy is driven by our commitment to guest satisfaction and is focused primarily on menu innovation, service and operational execution to continue to differentiate ourselves from other restaurant concepts, as well as to drive competitively strong performance that is sustainable.  Financially, we are focused on prudently managing expenses at our restaurants, bakery facilities and corporate support center, and leveraging our size to make the best use of our purchasing power.

We are also committed to allocating capital in a manner that will deliver returns that meet our high hurdle rates, which are significantly above our cost of capital.  Returns are affected by the cost to build restaurants, the level of revenues that each restaurant can deliver and our ability to maximize the profitability of restaurants.  Investing in new restaurant development that meets our return on investment criteria creates value for our Company.  It is our top capital allocation priority with a focus on opening our restaurant concepts in premier locations within both new and existing markets in the United States, and potentially new markets internationally.

Our goal is to deliver average annual ‘mid-teens’ earnings per share growth over the next five years while also achieving our return objectives.  The following are the key performance levers that we believe will contribute to achieving our earnings per share goal:

•                  Growing Comparable Restaurant Sales and Overall Revenue.  Our overall revenue growth is primarily driven by increases in comparable restaurant sales, revenue from new restaurant openings, and royalties and bakery sales from additional licensed international locations.

Changes in comparable restaurant sales come from variations in guest traffic, as well as in check average.  Our strategy is to grow guest traffic by continuing to offer innovative, high quality menu items that offer guests a wide range of options in terms of flavor, price and value.  In addition, we focus on service and hospitality with the goal of delivering an exceptional guest experience.  Check average is impacted by menu price increases and/or changes in menu mix.  Our philosophy with regard to menu pricing is to use price increases to help offset key operating costs in a manner that balances protecting both our margins and guest traffic levels.  In fiscal 2012, our menu mix was influenced by check management by our guests and a shifting of menu preferences as we evolved our menu and our guests tried new items.  Over the last year, as the economy slowly improved, our menu mix stabilized, allowing us to capture more of the menu price increases we implemented.

•                  Increasing Our Operating Margins (Income from Operations Expressed as a Percentage of Revenues).  Operating margins are subject to fluctuations in commodity costs, labor, restaurant-level occupancy expenses, general and administrative expenses (“G&A”), and preopening expenses.  Our objective is to gradually increase our operating margins to return to peak levels by capturing fixed cost leverage from increases in comparable restaurant sales, growth in international royalties, maximizing our purchasing power as our business grows and operating our restaurants as productively as possible.

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

•                  Share Repurchases.  We have historically generated a significant amount of free cash flow, which we define as cash flow from operations less capital expenditures.  We utilize a substantial amount of our free cash flow for dividends and for share repurchases, the latter of which supports our earnings per share growth and offsets dilution from our equity compensation program.

Results of Operations

The following table sets forth, for the periods indicated, information from our consolidated statements of comprehensive income expressed as percentages of revenues.

	Fiscal Year
	2013	2012	2011
Revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	24.2	24.9	25.5
Labor expenses	32.1	32.1	32.3
Other operating costs and expenses	24.1	24.3	24.3
General and administrative expenses	6.1	5.7	5.5
Depreciation and amortization expenses	4.2	4.1	4.1
Impairment of assets and lease terminations	—	0.5	0.1
Preopening costs	0.7	0.7	0.6

Total costs and expenses	91.4	92.3	92.4

Income from operations	8.6	7.7	7.6
Interest and other expense, net	(0.3)	(0.3)	(0.3)
Income before income taxes	8.3	7.4	7.3
Income tax provision	2.2	2.0	1.9
Net income	6.1%	5.4%	5.4%

Fiscal 2013 Compared to Fiscal 2012

Revenues

Revenues increased 3.8% to $1,877.9 million for fiscal 2013 compared to $1,809.0 million for fiscal 2012.

Comparable restaurant sales increased by 1.0%, or $16.2 million, from fiscal 2012 to fiscal 2013, driven by average check growth of 1.8% (based on an increase of 1.8% in pricing and flat mix), partially offset by a decrease in guest traffic of 0.8%.

Comparable sales at The Cheesecake Factory restaurants increased by 1.1% from the prior fiscal year driven by average check growth, partially offset by a decrease in guest traffic.  We implemented effective menu price increases of approximately 1.0% during both the first and third quarter of fiscal 2013.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, The Cheesecake Factory menu included a 1.8% increase in pricing for fiscal year 2013.  We plan to continue targeting menu price increases of 1% to 2% annually.

Comparable sales at our Grand Lux Cafe restaurants decreased by 1.1% from the prior fiscal year driven by a decrease in guest traffic, partially offset by average check growth.  With fewer restaurants in operation than The Cheesecake Factory and a number of locations that are proportionately larger in size, Grand Lux Cafe can experience greater variability in its comparable sales.  We implemented effective menu price increases of approximately 0.7% and 1.3% during the second and fourth quarter of fiscal 2013, respectively.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, the Grand Lux Cafe menu included a 1.7% increase in pricing for fiscal year 2013.  We plan to continue targeting menu price increases of 1% to 2% annually.

Restaurants become eligible to enter our comparable sales base in their 19th month of operation. At December 31, 2013, there were 14 The Cheesecake Factory restaurants and one Grand Lux Cafe not yet in our comparable sales base.  International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from our comparable sales calculations.  Factors outside of our control, such as macroeconomic conditions, weather patterns, timing of holidays, competition and other factors, including those referenced in Part I, Item lA, “Risk Factors,” can impact comparable sales.

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

Total restaurant operating weeks increased 2.3% to 9,160 in fiscal 2013 compared to the prior year.  Average sales per restaurant operating week increased approximately 2.0% to $198,535 in fiscal 2013 compared to fiscal 2012.

External bakery sales were $55.3 million for fiscal 2013 compared to $65.2 million in fiscal 2012, primarily due to lower sales to warehouse club customers.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses.  As a percentage of revenues, cost of sales was 24.2% for fiscal 2013 compared to 24.9% for fiscal 2012.  This improvement was driven primarily by a benefit from a higher mix of restaurant sales as compared to bakery sales, as well as lower general grocery costs.

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

We attempt to negotiate short-term and long-term agreements for our principal commodity, supply and equipment requirements, depending on market conditions and expected demand.  However, we are currently unable to contract for extended periods of time for certain of our commodities such as some fish and certain dairy items (excluding cream cheese used in our bakery operations).  Consequently, these commodities can be subject to unforeseen supply and cost fluctuations.

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

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 32.1% in both fiscal 2013 and fiscal 2012.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead, selling and distribution expenses.  As a percentage of revenues, other operating costs and expenses decreased to 24.1% for fiscal 2013 from 24.3% for fiscal 2012.  This decrease was primarily due to a benefit from a higher mix of restaurant sales as compared to bakery sales.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, as well as the restaurant field supervision, corporate support and bakery administrative organizations.  As a percentage of revenues, G&A expenses increased to 6.1% for fiscal 2013 versus 5.7% for fiscal 2012 due to an increase in stock-based compensation expense and higher professional and legal fees, primarily stemming from recoupment of legal expenses in fiscal 2012 resulting from an insurance settlement.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 4.2% for fiscal 2013 compared to 4.1% for fiscal 2012.

Impairment of Assets and Lease Terminations

In fiscal 2013, we incurred final expenses of $0.6 million for future rent and other closing costs associated with the closure of three Grand Lux Cafe restaurants and $3.7 million of impairment, accelerated depreciation and closing costs related to the relocation of four The Cheesecake Factory restaurants, three of which were relocated during fiscal 2013.  We also recorded $4.9 million in income from a landlord in connection with the early termination of one of these leases and for waiving our right to exercise renewal options.  During 2014, we expect to incur an additional $0.3 million of expense related to the relocation of the fourth restaurant.

Preopening Costs

Preopening costs were $12.9 million for fiscal 2013 compared to $12.3 million in fiscal 2012.  We opened nine The Cheesecake Factory restaurants in fiscal 2013 compared to seven The Cheesecake Factory restaurants and one Grand Lux Cafe in fiscal 2012.  Preopening costs include all costs to relocate and compensate restaurant management employees during the preopening period, costs to recruit and train hourly restaurant employees, and wages, travel and lodging costs for our opening training team and other support staff members.  Also included in preopening costs are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities.  Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Interest and Other Expense, Net

Interest and other expense, net decreased to $4.5 million in fiscal 2013 compared to $4.7 million in fiscal 2012.  This net decrease was primarily due to lower interest expense related to taxes and a benefit in fiscal 2013 related to the exercise of an option to vest our ownership in land adjacent to our North Carolina bakery facility, partially offset by a benefit realized in fiscal 2012 from a variable life insurance contract used to support our Executive Savings Plan.  Interest expense included $3.3 million in fiscal 2013 compared to $3.2 million in fiscal 2012 associated with landlord construction allowances deemed to be financing in accordance with accounting guidance.

Income Tax Provision

Our effective income tax rate was 26.9% for fiscal 2013 compared to 26.5% for the comparable prior year period.  This increase was attributable to a lower proportion of Federal Insurance Contributions Act (“FICA”) tip credits and our manufacturing deduction in relation to pre-tax income, partially offset by higher Work Opportunity Tax Credits due to the reinstatement of the program in 2013 and higher non-taxable gains on our investments in variable life insurance used to support our Executive Savings Plan.

Fiscal 2012 Compared to Fiscal 2011

Revenues

Revenues increased 2.9% to $1,809.0 million for fiscal 2012 compared to $1,757.6 million for fiscal 2011.  Excluding the impact of the 53rd week in fiscal 2011, revenues increased 5.5%.

Comparable restaurant sales increased by 1.9%, or $30.2 million, from fiscal 2011 to fiscal 2012, driven by an increase in guest traffic of 0.7% and average check growth of 1.2%.  Increases in menu pricing were partially offset by changes in menu mix due to check management by our guests, as well as some shifting of menu preferences as our guests tried newer items.  At January 1, 2013, there were 13 The Cheesecake Factory restaurants and one Grand Lux Cafe not included in the comparable sales base.

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

External bakery sales decreased 10.2% to $65.2 million in fiscal 2012 compared to $72.6 million in the prior fiscal year due primarily to a decline in sales to our warehouse club accounts.

Cost of Sales

As a percentage of revenues, cost of sales decreased to 24.9% in fiscal 2012 compared to 25.5% in fiscal 2011.  This improvement was primarily due to lower costs for dairy, produce and fish, as well as a benefit from a higher mix of restaurant sales as compared to bakery sales.

Labor Expenses

As a percentage of revenues, labor expenses decreased to 32.1% in fiscal 2012 compared to 32.3% in fiscal 2011.  This variance is primarily due to lower group medical insurance costs stemming from lower claims experience.

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

Also in fiscal 2012, we made the business decision to discontinue operations in three of our Grand Lux Cafe restaurants, each of which had previously been fully impaired, because they were not delivering the necessary sales volumes to drive our required returns.  We incurred $4.0 million in the fourth quarter of fiscal 2012 for partial reimbursement to landlords of tenant improvement allowances and broker fees on these leases.

Preopening Costs

Preopening costs were $12.3 million for fiscal 2012 compared to $10.1 million for the prior fiscal year.  We incurred preopening costs to open seven The Cheesecake Factory restaurants and one Grand Lux Cafe in fiscal 2012 compared to opening seven The Cheesecake Factory restaurants during fiscal 2011.

Interest and Other Expense, Net

Interest and other expense, net increased to $4.7 million for fiscal 2012 compared to $4.3 million in fiscal 2011.  This increase was primarily due to an increase in net interest related to taxes, stemming largely from interest income recorded in fiscal 2011 in conjunction with a partial IRS settlement as described in Note 13 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report, as well as higher expense on asset disposals. These increases were partially offset by proceeds realized from a variable life insurance contract used to support our Executive Savings Plan and lower interest expense associated with landlord construction allowances deemed to be financing in accordance with accounting guidance ($3.2 million in fiscal 2012 compared to $3.8 million in fiscal 2011).

Income Tax Provision

Our effective income tax rate was 26.5% for fiscal 2012 compared to 25.9% for fiscal 2011.  This increase was primarily attributable to the expiration of the Hiring Incentives to Restore Employment (“HIRE”) Act retention credit at the end of fiscal 2011 and the favorable resolution in fiscal 2011 of litigation we filed against the IRS.  These increases were partially offset by non-taxable gains in fiscal 2012 as compared to non-deductible losses in the prior year on our investments in variable life insurance used to support our ESP.  The increases were further offset by a higher FICA tip credit in fiscal 2012 as compared to the prior year driven by higher restaurant sales and state minimum wage increases.  See Note 13 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further information on our income tax provision.

Fiscal 2014 Outlook

This discussion contains forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes in Part IV, Item 15 of this report, the “Risk Factors” included in Part I, Item 1A of this report, and the cautionary statements included throughout this report.

We estimate diluted earnings per share for fiscal 2014 will be between $2.29 and $2.41 based on an assumed increase in comparable restaurant sales of between 1% and 2%.  We currently expect food cost inflation of between 3% and 4%, driven primarily by higher shrimp and, to a lesser extent, salmon prices, which we estimate will impact earnings per share for fiscal 2014 in a range of $0.07 to $0.10.  We expect operating margins to be flat to slightly positive to fiscal 2013 and anticipate a fiscal 2014 corporate tax rate of approximately 29%.

In fiscal 2014, we plan to open as many as 10 to 12 new restaurants, including one relocation.  In addition to these Company-owned locations, we expect as many as three to five restaurants to open in the Middle East and Mexico under our licensing agreements.

We expect cash capital expenditures in fiscal 2014 to range between $110 million and $120 million and anticipate utilizing substantially all of our free cash flow for dividends and share repurchases.

Liquidity and Capital Resources

Our corporate financial objectives are to maintain a sufficiently strong and conservative balance sheet to support our operating initiatives and unit growth while maintaining financial flexibility, to provide the financial resources necessary to protect and enhance the competitiveness of our restaurant and bakery brands and to provide a prudent level of financial capacity to manage the risks and uncertainties of conducting our business operations in the current economic environment and through future economic and industry cycles.  Our ongoing capital requirements are principally related to our restaurant expansion plan and ongoing maintenance of our restaurants and bakery facilities, as well as investment in our corporate and information technology infrastructures.

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

Historically, we have obtained capital from our ongoing operations, public stock offerings, lines of credit, employee stock option exercises and construction contributions from our landlords.  Our requirement for working capital is not significant, since our restaurant guests pay for their food and beverage purchases in cash or cash equivalents at the time of sale, and we are able to sell many of our food inventory items before payment is due to the suppliers of such items.

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Fiscal Year
	2013	2012	2011

Cash provided by operating activities	$204.8	$195.4	$196.1
Capital expenditures	$(106.3)	$(86.4)	$(76.7)
Proceeds from exercise of stock options	$72.9	$39.3	$16.1
Cash dividends paid	$(27.2)	$(12.8)	$—
Purchase of treasury stock	$(183.7)	$(101.4)	$(172.1)

During fiscal 2013, our cash and cash equivalents decreased by $21.8 million to $61.8 million at December 31, 2013.  This decrease was primarily attributable to treasury stock purchases, capital expenditures and dividend payments, partially offset by cash provided by operating activities and proceeds from exercises of employee stock options.  See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of cash and cash equivalents.

Capital expenditures have increased over the last three fiscal years due primarily to the number of restaurants opened (nine, eight and seven in fiscal years 2013, 2012 and 2011, respectively.)  Capital expenditures for new restaurants, including locations under development as of each fiscal year end were $75.8 million, $50.3 million and $46.9 million for fiscal 2013, 2012 and 2011, respectively.  Fiscal 2013 capital expenditures also included $24.2 million for our existing restaurants and approximately $6.3 million for bakery and corporate capacity and infrastructure investments.

For fiscal 2014, we currently estimate our cash outlays for capital expenditures to range between $110 million and $120 million, net of agreed-upon up-front cash landlord construction contributions and excluding $14.2 million of expected non-capitalizable preopening costs for new restaurants.  The amount reflected as additions to property and equipment in the consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each lease. (See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report.)  Our estimate for capital expenditures for fiscal 2014 contemplates a net outlay of $70 million to $75 million for as many as ten to twelve restaurants expected to be opened during fiscal 2014 and estimated construction-in-progress disbursements for anticipated early fiscal 2015 openings.  Expected fiscal 2014 capital expenditures also include $25 million to $27 million for maintenance, enhancements and capacity additions to our existing restaurants and $15 million to $18 million for bakery and corporate infrastructure investments, including the construction of a training center at our corporate site.

On October 16, 2013, we entered into a new loan agreement (“Facility”) which amended and restated in its entirety our prior loan agreement dated December 3, 2010.  This Facility, which matures on October 16, 2018, provides us with revolving loan commitments totaling $200 million, of which $50 million may be used for issuances of letters of credit.  Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs.  At December 31, 2013, we had net availability for borrowings of $179 million, based on a zero outstanding debt balance and $21 million in standby letters of credit.  We did not withdraw or repay any amounts under the current or previous credit facility during fiscal 2013 or 2012.  We were in compliance with the financial covenants in effect at December 31, 2013.  The Facility also limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio.  (See Note 7 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.)

In July 2012, our Board approved the initiation of a cash dividend to our stockholders, which is subject to quarterly Board approval.  Cash dividends were declared during the third and fourth quarters of fiscal 2012 and in each quarter during fiscal 2013.

See Non-GAAP Measures in Part II, Item 6 — Selected Financial Data for the reconciliation of GAAP net income to non-GAAP adjusted net income.  Future decisions to pay, increase or decrease dividends continue to be at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements and other such factors that the Board considers relevant.

On July 22, 2013, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 48.5 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 38.9 million shares at a total cost of $1,015.5 million through December 31, 2013.  During fiscal 2013, 2012 and 2011, we repurchased 4.5 million, 3.2 million and 6.0 million shares of our common stock at a cost of $183.7 million, $101.4 million and $172.1 million, respectively.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  (See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our repurchase authorization and methods.)

Based on our current expansion objectives, we believe that during the upcoming 12 months our cash and cash equivalents, combined with expected cash flows provided by operations, available borrowings under our Facility and expected landlord construction contributions should be sufficient in the aggregate to finance our capital allocation strategy, including capital expenditures, share repurchases and cash dividends, and allow us to consider additional possible capital allocation strategies, such as the acquisition of other growth vehicles.  We continue to plan to return a substantial amount of our free cash flow to stockholders in the form of dividends and share repurchases.

As of December 31, 2013, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties.  Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2013 (amounts in millions):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Contractual obligations
Leases (1)	$931.0	$72.2	$144.4	$143.7	$570.7
Long-term debt	—	—	—	—	—
Purchase obligations (2)	96.9	94.4	2.5	0.0	0.0
Uncertain tax positions (3)	0.9	—	0.9	—	—
Total	$1,028.8	$166.6	$147.8	$143.7	$570.7

Other commercial commitments
Standby letters of credit	$21.0	$—	$—	$21.0	$—

(1)         Represents aggregate minimum lease payments for our restaurant operations, automobiles and certain equipment, including amounts characterized as deemed landlord financing payments in accordance with accounting guidance.  (See Note 1 in Notes to Consolidated Financial Statements in Part IV, Item 15 of this report.)  Most of our leases also require contingent rent in addition to the minimum base rent based on a percentage of sales ranging from 3% to 10% and require various expenses incidental to the use of the property.

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

Impairment of Long-Lived Assets

We assess the potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable.  Factors considered include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner in which an asset is being used, an expectation that an asset will be disposed of significantly before the end of its previously estimated useful life, and significant negative industry or economic trends.  We regularly review restaurants that are cash flow negative for the previous four quarters and those that are being considered for closure or relocation to determine if impairment testing is warranted.  At any given time, we may be monitoring a small number of locations, and future impairment charges could be required if individual restaurant performance does not improve.

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

Impairment losses are measured as the amount by which the carrying values of the assets exceed their fair values.  This assessment process requires the use of estimates and assumptions regarding future cash flows and estimated useful lives, which are subject to a significant degree of judgment based on our experience and knowledge.  These estimates can be significantly impacted by changes in the economic environment, real estate market conditions and capital spending decisions.  (See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of impairment of long-lived assets.)

Gift Card Revenue Recognition

We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants.  Based on our historical gift card redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.”  Breakage is recognized in proportion to historical redemption trends, which is generally over a period of three years, and is classified as revenues in our consolidated statement of comprehensive income.  Utilizing this method, we estimate both the amount of breakage and the time period of redemption.  If actual redemption patterns vary from our estimates, actual gift card breakage income may differ from the amounts recorded.

Leases

We currently lease all of our restaurant locations.  We evaluate each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes.  All of our restaurant leases are classified as operating leases.  Minimum base rent, which generally escalates over the term of the lease, is recorded on a straight-line basis over the lease term.  The initial lease term includes the build-out, or rent holiday, period for our leases, where no rent payments are typically due under the terms of the lease.  Contingent rent expense, which is based on a percentage of revenue, is recorded as incurred to the extent it exceeds minimum base rent per the lease agreement.

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

Self-Insurance Liabilities

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employee health benefits, employment practices and other insurable risks.  The accrued liabilities associated with our self-insured programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR”) as of the balance sheet date.  Our estimated liabilities are not discounted and are based on information provided by our insurance brokers and insurers, combined with our judgment regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices.  We maintain stop-loss coverage with third-party insurers to limit our individual claim exposure for many of our programs.  Significant judgment is required to estimate IBNR amounts as parties have yet to assert such claims.  If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

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

We account for uncertain tax positions under Financial Accounting Standards Board guidance, which prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized.  The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is more than 50% likely of being realized upon settlement.  Assessment of uncertain tax positions requires significant judgments relating to the amounts, timing and likelihood of resolution.  Our actual results could differ materially from these estimates. (See Note 13 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of income taxes.)

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

We are exposed to market risk from interest rate changes on our funded debt.  This exposure relates to the component of the interest rate on our $200 million revolving credit facility that is indexed to market rates.  As of December 31, 2013 and January 1, 2013, we had no debt outstanding under the current or previous credit facility.  Therefore, we had no exposure to interest rate fluctuations on funded debt at those dates.  (See Note 7 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our ESP, to the extent these investments are not equivalent to the related liability.  In addition, because changes in these investments are not taxable, the full impact of gains or losses affects net income.  Based on balances at December 31, 2013 and January 1, 2013, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes.  However, net income would have declined by $1.5 million at December 31, 2013 and $1.1 million at January 1, 2013.

We purchase food and other commodities for use in our operations, based on market prices established with our suppliers.  Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control.  We attempt to negotiate short-term and long-term agreements for our principal commodity, supply and equipment requirements, depending on market conditions and expected demand.  However, we are currently unable to contract for extended periods of time for certain of our commodities such as some fish and certain dairy items (excluding cream cheese used in our bakery operations).  Consequently, these commodities can be subject to unforeseen supply and cost fluctuations.  Substantially all of our food and supplies are available from multiple qualified suppliers, which helps to diversify our overall commodity cost risk.  In addition, we may have the ability to increase menu prices, or vary menu items, in response to food commodity price increases.  We do not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

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

ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 on the criteria in “Internal Control - Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 of this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                                    OTHER INFORMATION

On February 27, 2014, we entered into an agreement with a financial institution to repurchase $75 million of our common stock under a collared accelerated stock repurchase (“ASR”) program.  The number of common shares to be repurchased under the ASR program generally will be based on the volume weighted average share price of our common stock.  The program is subject to collar provisions that will establish minimum and maximum number of shares based on the volume weighted average share price over an initial hedge period.  Under the terms of the program, the financial institution will deliver an initial number of shares of common stock to us on March 7, 2014 and will deliver the remaining balance of the minimum number of shares upon the completion of the hedge period by the end of March 2014.  At the termination of the ASR program, we may receive additional common shares, depending on the share price of our common stock during the term of the program.  The minimum and maximum number of common shares that we will repurchase pursuant to the program will not be known until the conclusion of the hedge period.  The program will terminate no later than six months following the end of the hedge period and may in certain circumstances be accelerated.

This ASR was entered into as part of, and pursuant to, our previously announced share repurchase program.  We intend to fund the share repurchases with cash on hand and/or temporary borrowing on our credit facility.

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

Information with respect to our executive officers is included in Part I, Item 1 of this report.  Other information required by this item is hereby incorporated by reference from the sections entitled “Election of Directors,” “Board of Directors and Corporate Governance,” “Designation of Audit Committee Financial Experts,” “Committees of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2014 (the “Proxy Statement”).

ITEM 11.                                    EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the sections entitled “Board of Directors Compensation” and “Executive Compensation” in the Proxy Statement.

ITEM 12.                                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is hereby incorporated by reference to the sections entitled “Proposal Two — Approval of an Amendment to the 2010 Stock Incentive Plan to Increase Authorized Shares” and “Beneficial Ownership of Principal Stockholders and Management” in the Proxy Statement.

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

		The Exhibits required to be filed hereunder are listed in the exhibit index included herein at page 64.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Cheesecake Factory Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of The Cheesecake Factory Incorporated and its subsidiaries at December 31, 2013 and January 1, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 27, 2014

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2013	January 1, 2013
ASSETS
Current assets:
Cash and cash equivalents	$61,751	$83,569
Accounts receivable	10,081	14,558
Income tax receivable	4,529	—
Other receivables	55,461	48,100
Inventories	35,478	28,836
Prepaid expenses	42,595	39,887
Deferred income taxes	16,008	15,257

Total current assets	225,903	230,207

Property and equipment, net	795,379	764,418

Other assets:
Intangible assets, net	18,647	17,829
Prepaid rent	47,064	50,793
Other	37,121	28,920

Total other assets	102,832	97,542

Total assets	$1,124,114	$1,092,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,418	$46,998
Income tax payable	—	1,213
Other accrued expenses	228,829	204,823

Total current liabilities	264,247	253,034

Deferred income taxes	97,237	91,852
Deferred rent	74,690	76,144
Deemed landlord financing liability	66,197	55,123
Other noncurrent liabilities	44,390	36,288
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Junior participating cumulative preferred stock, $.01 par value, 150,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 90,632,325 and 87,812,022 shares issued at December 31, 2013 and January 1, 2013, respectively	906	878
Additional paid-in capital	602,469	508,130
Retained earnings	989,451	902,532
Treasury stock 38,865,951 and 34,414,222 shares at cost at December 31, 2013 and January 1, 2013, respectively	(1,015,473)	(831,814)

Total stockholders’ equity	577,353	579,726

Total liabilities and stockholders’ equity	$1,124,114	$1,092,167

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Fiscal Year
	2013	2012	2011
Revenues	$1,877,910	$1,809,017	$1,757,624
Costs and expenses:
Cost of sales	455,685	450,153	448,468
Labor expenses	603,069	580,192	567,358
Other operating costs and expenses	452,571	439,559	428,442
General and administrative expenses	114,728	104,156	96,263
Depreciation and amortization expenses	78,558	74,433	71,958
Impairment of assets and lease terminations	(561)	9,536	1,547
Preopening costs	12,906	12,289	10,138
Total costs and expenses	1,716,956	1,670,318	1,624,174
Income from operations	160,954	138,699	133,450
Interest and other expense, net	(4,504)	(4,725)	(4,307)
Income before income taxes	156,450	133,974	129,143
Income tax provision	42,094	35,551	33,423
Net income	$114,356	$98,423	$95,720

Net income per share:
Basic	$2.19	$1.85	$1.70
Diluted	$2.10	$1.78	$1.64

Weighted average shares outstanding:
Basic	52,229	53,185	56,378
Diluted	54,377	55,211	58,190

Cash dividends declared per common share	$0.52	$0.24	$—

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance, December 28, 2010	84,912	$849	$428,527	$721,257	$(558,296)	$592,337
Net income	—	—	—	95,720	—	95,720
Issuance of common stock from stock options exercised	767	8	16,138	—	—	16,146
Tax impact of stock options exercised, net of cancellations	—	—	844	—	—	844
Stock-based compensation	—	—	9,830	—	—	9,830
Issuance of restricted stock, net of forfeitures	184	2	—	—	—	2
Purchase of treasury stock	—	—	—	—	(172,126)	(172,126)
Balance, January 3, 2012	85,863	859	455,339	816,977	(730,422)	542,753
Net income	—	—	—	98,423	—	98,423
Cash dividends declared	—	—	—	(12,868)	—	(12,868)
Issuance of common stock from stock options exercised	1,696	17	39,266	—	—	39,283
Tax impact of stock options exercised, net of cancellations	—	—	2,435	—	—	2,435
Stock-based compensation	—	—	11,090	—	—	11,090
Issuance of restricted stock, net of forfeitures	253	2	—	—	—	2
Purchase of treasury stock	—	—	—	—	(101,392)	(101,392)
Balance, January 1, 2013	87,812	878	508,130	902,532	(831,814)	579,726
Net income	—	—	—	114,356	—	114,356
Cash dividends declared	—	—	—	(27,437)	—	(27,437)
Issuance of common stock from stock options exercised	2,791	28	72,868	—	—	72,896
Tax impact of stock options exercised, net of cancellations	—	—	7,159	—	—	7,159
Stock-based compensation	—	—	14,312	—	—	14,312
Issuance of restricted stock, net of forfeitures	29	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	(183,659)	(183,659)
Balance, December 31, 2013	90,632	$906	$602,469	$989,451	$(1,015,473)	$577,353

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2013	2012	2011

Cash flows from operating activities:
Net income	$114,356	$98,423	$95,720
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	78,558	74,433	71,958
Deferred income taxes	4,633	(12,758)	7,907
Impairment of assets and lease terminations	3,294	5,469	1,547
Stock-based compensation	14,135	10,838	9,635
Tax impact of stock options exercised, net of cancellations	7,159	2,435	844
Excess tax benefit related to stock options exercised	(7,765)	(2,801)	(741)
Other	(464)	1,259	1,023
Changes in assets and liabilities:
Accounts receivable	4,477	(3,224)	4,850
Other receivables	(6,486)	(16,004)	(4,800)
Inventories	(6,642)	(626)	(5,174)
Prepaid expenses	(2,708)	(3,389)	(8,153)
Other assets	(3,997)	(6,533)	(545)
Accounts payable	(11,580)	10,839	3,508
Income taxes receivable/payable	(5,742)	6,685	(1,632)
Other accrued expenses	23,557	30,325	20,117
Cash provided by operating activities	204,785	195,371	196,064

Cash flows from investing activities:
Additions to property and equipment	(106,289)	(86,442)	(76,746)
Additions to intangible assets	(1,654)	(1,712)	(870)
Cash used in investing activities	(107,943)	(88,154)	(77,616)

Cash flows from financing activities:
Deemed landlord financing proceeds	13,672	2,098	5,070
Deemed landlord financing payments	(2,143)	(1,887)	(1,687)
Proceeds from exercise of employee stock options	72,896	39,283	16,146
Excess tax benefit related to stock options exercised	7,765	2,801	741
Cash dividends paid	(27,191)	(12,762)	—
Purchase of treasury stock	(183,659)	(101,392)	(172,126)
Cash used in financing activities	(118,660)	(71,859)	(151,856)

Net change in cash and cash equivalents	(21,818)	35,358	(33,408)
Cash and cash equivalents at beginning of period	83,569	48,211	81,619
Cash and cash equivalents at end of period	$61,751	$83,569	$48,211

Supplemental disclosures:
Interest paid	$4,602	$4,434	$4,250
Income taxes paid	$37,259	$40,954	$27,246
Change in construction payable	$6,397	$4,666	$4,993

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Description of Business

As of February 27, 2014, The Cheesecake Factory Incorporated (referred to herein as the “Company,” “we,” “us” and “our”) operated 181 Company-owned upscale, casual, full-service dining restaurants under The Cheesecake Factory®, Grand Lux Cafe® and RockSugar Pan Asian Kitchen® marks.  We also operated two bakery production facilities whose primary role is to provide cheesecakes and other baked goods to our Company-owned and licensed restaurants.  In addition, we utilize our bakery production excess capacity and leverage our brand identity with consumers through sales to external customers.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and its wholly owned subsidiaries.  All intercompany accounts and transactions for the periods presented have been eliminated in consolidation.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31st for financial reporting purposes.  Fiscal years 2013 and 2012 each consisted of 52 weeks, while fiscal 2011 consisted of 53 weeks.  Fiscal year 2014 will consist of 52 weeks.

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

Cash and Cash Equivalents

Amounts receivable from credit card processors, totaling $10.3 million and $9.8 million at December 31, 2013 and January 1, 2013, respectively, are considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.  Checks issued, but not yet presented for payment to our bank, are reflected as a reduction of cash and cash equivalents.

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

We consider the concentration of credit risk for accounts receivable to be minimal due to the payment histories and general financial condition of our larger outside bakery customers.  Concentration of credit risk related to other receivables is limited as this balance is comprised primarily of amounts due from our gift card resellers, insurance providers and landlords for the reimbursement of tenant improvements.

Fair Value of Financial Instruments

For cash and cash equivalents, the carrying amount approximates fair value because of the short maturity of these instruments.  The fair value of deemed landlord financing liabilities is determined using current applicable rates for similar instruments as of the balance sheet date (fair value hierarchy Level 2 per ASC 820, “Fair Value Measurement.”)  At December 31, 2013, the fair value of our deemed landlord financing liabilities is $66.7 million versus a carrying value of $68.7 million.

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

Buildings and land improvements	25 to 30 years
Leasehold improvements	10 to 30 years
Restaurant fixtures and equipment	3 to 15 years
Bakery equipment	15 years
Computer software and equipment	3 to 5 years

Indefinite-Lived Assets

Our trademarks and transferable alcoholic beverage licenses have indefinite lives and, therefore, are not subject to amortization.  At December 31, 2013, the amounts included in intangibles, net for these items were $11.4 million and $10.8 million, respectively.  We test these assets for impairment at least annually by comparing the fair value of each asset with its carrying amount.

Impairment of Long-Lived Assets and Lease Terminations

We assess the potential impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable.  Factors considered include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner in which an asset is being used, an expectation that an asset will be disposed of significantly before the end of its previously estimated useful life, and significant negative industry or economic trends.  We regularly review restaurants that are cash flow negative for the previous four quarters and those that are being considered for closure or relocation to determine if impairment testing is warranted.  At any given time, we may be monitoring a small number of locations, and future impairment charges could be required if individual restaurant performance does not improve.

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

In fiscal 2011, we recorded expense of $1.5 million, representing reductions to the carrying values of three previously impaired restaurants, consisting of one Grand Lux Cafe and two The Cheesecake Factory locations.  In fiscal 2012, we recorded expense of $5.5 million, representing a reduction in the carrying value of one The Cheesecake Factory restaurant.  Also in fiscal 2012, we made the business decision to discontinue operations in three of our Grand Lux Cafe restaurants, each of which had previously been fully impaired, because they were not delivering the necessary sales volumes to drive our required returns.  Consequently, we incurred $4.0 million for partial reimbursement to landlords of tenant improvement allowances and broker fees on these leases.

In fiscal 2013, we incurred final expenses of $0.6 million for future rent and other closing costs associated with the Grand Lux Cafe closures. Also, in fiscal 2013, we recorded $3.7 million of impairment, accelerated depreciation and closing costs related to the relocation of four The Cheesecake Factory restaurants, three of which were relocated during fiscal 2013.  We also recorded $4.9 million in income from a landlord in connection with the early termination of one of these leases and for waiving our right to exercise renewal options.  During 2014, we expect to incur an additional $0.3 million of expense related to the relocation of the fourth restaurant.

These expenses were recorded in impairment of assets and lease terminations.  If the economic recovery remains slow and/or we are unable to implement initiatives to reduce costs over time at certain of our locations, we may be required to record additional impairment charges in future periods.

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

We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants.  Based on our historical gift card redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.”  Breakage is recognized in proportion to historical redemption trends, which is generally over a period of three years, and is classified as revenues in our consolidated statement of comprehensive income.  We recognized $4.4 million, $5.7 million and $2.4 million of gift card breakage in fiscal years 2013, 2012 and 2011, respectively.  Incremental direct costs related to gift card sales, including commissions and credit card fees, are deferred and recognized in earnings in the same pattern as the related gift card revenue.

Certain of our promotional programs have included multiple element arrangements that incorporate both delivered and undelivered components.  We allocate revenue using the relative selling price of each deliverable and recognize it upon delivery of each component.

Leases

We currently lease all of our restaurant locations.  We evaluate each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes.  All of our restaurant leases are classified as operating leases.  Minimum base rent, which generally escalates over the term of the lease, is recorded on a straight-line basis over the lease term.  The initial lease term includes the build-out, or rent holiday, period for our leases, where no rent payments are typically due under the terms of the lease. Contingent rent expense, which is based on a percentage of revenue, is recorded to the extent it exceeds minimum base rent per the lease agreement.

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

Self-Insurance Liabilities

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employee health benefits, employment practices and other insurable risks.  The accrued liabilities associated with our self-insured programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR”) as of the balance sheet date and are recorded in other accrued expenses.  Our estimated liabilities are not discounted and are based on information provided by our insurance brokers and insurers, combined with our judgment regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices.  We maintain stop-loss coverage with third-party insurers to limit our individual claim exposure for many of our programs.  The estimated amounts receivable from our third-party insurers under this coverage are recorded in other receivables.

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

Advertising Costs

We expense advertising production costs at the time the advertising first takes place; all other advertising costs are expensed as incurred. Most of our advertising costs are included in other operating costs and expenses and were $5.9 million, $5.8 million and $6.2 million in fiscal 2013, 2012 and 2011, respectively.

Preopening Costs

Preopening costs include all costs to relocate and compensate restaurant management employees during the preopening period, costs to recruit and train hourly restaurant employees, and wages, travel and lodging costs for our opening training team and other support staff members.  Also included in preopening costs are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities.  We expense preopening costs as incurred.

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

We account for uncertain tax positions under Financial Accounting Standards Board guidance, which prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized.  The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon settlement.  See Note 13 for information regarding changes in our unrecognized tax benefits during fiscal 2013.

Net Income per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  At December 31, 2013, January 1, 2013 and January 3, 2012, 1.7 million, 1.3 million and 0.8 million shares, respectively, of restricted stock issued to employees were unvested, and therefore excluded from the calculation of basic earnings per share for each of the fiscal years ended on those dates.  Diluted net income per share includes the dilutive effect of outstanding equity awards, calculated using the treasury stock method.  Assumed proceeds from the in-the-money options include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by FASB Accounting Standards Codification 718, “Compensation — Stock Option Compensation.”

	Fiscal Year
	2013	2012	2011
	(In thousands, except per share data)

Net income	$114,356	$98,423	$95,720

Basic weighted average shares outstanding	52,229	53,185	56,378
Dilutive effect of equity awards	2,148	2,026	1,812

Diluted weighted average shares outstanding	54,377	55,211	58,190

Basic net income per share	$2.19	$1.85	$1.70

Diluted net income per share	$2.10	$1.78	$1.64

Shares of common stock equivalents of 1.2 million, 2.9 million and 3.4 million for fiscal 2013, 2012 and 2011, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

In July 2012, our Board approved the initiation of a cash dividend to our stockholders.  Cash dividends were declared during the third and fourth quarters of fiscal 2012 and in each quarter during fiscal 2013.  Certain of our restricted stock awards are considered participating securities as these awards include non-forfeitable rights to dividends with respect to unvested shares.  As such, they must be included in the computation of earnings per share pursuant to the two-class method.  Under the two-class method, a portion of net income is allocated to participating securities, and therefore is excluded from the calculation of earnings per share allocated to common shares.  The calculation of basic and diluted earnings per share pursuant to the two-class method results in an immaterial difference from the amounts displayed in the consolidated statements of comprehensive income.

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investment by and distribution to owners.  Comprehensive income reported on our consolidated statements of stockholders’ equity consists of net income, the unrealized portion of changes in the fair value of our cash flow hedges and the losses reclassified into income due to cancellations of our cash flow hedges.  For fiscal year 2013, our comprehensive income consisted solely of net income.

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

2.     Other Receivables

Other receivables consisted of (in thousands):

	December 31, 2013	January 1, 2013

Receivable from gift card resellers	$27,784	$21,470
Other	27,677	26,630
Total	$55,461	$48,100

3.     Inventories

Inventories consisted of (in thousands):

	December 31, 2013	January 1, 2013

Restaurant food and supplies	$15,648	$13,243
Bakery finished goods and work in progress	14,672	10,070
Bakery raw materials and supplies	5,158	5,523
Total	$35,478	$28,836

4.     Prepaid Expenses

Prepaid expenses consisted of (in thousands):

	December 31, 2013	January 1, 2013

Gift card costs	$16,401	$13,159
Rent	13,902	13,572
Other	12,292	13,156
Total	$42,595	$39,887

5.     Property and Equipment

Property and equipment consisted of (in thousands):

	December 31, 2013	January 1, 2013

Land and related improvements	$15,852	$15,632
Buildings	20,835	20,143
Leasehold improvements	977,873	934,493
Fixtures and equipment	335,294	336,273
Computer software and equipment	52,105	49,174
Restaurant smallwares	26,351	25,961
Construction in progress	21,517	10,727

Property and equipment, total	1,449,827	1,392,403
Less: accumulated depreciation	(654,448)	(627,985)
Property and equipment, net	$795,379	$764,418

Depreciation expenses related to property and equipment for fiscal 2013, 2012 and 2011 were $78.1 million, $74.0 million and $71.4 million, respectively.  Repair and maintenance expenses for fiscal 2013, 2012 and 2011 were $40.8 million, $40.8 million and $38.1 million, respectively.

6.     Other Accrued Expenses

Other accrued expenses consisted of (in thousands):

	December 31, 2013	January 1, 2013

Gift cards	$97,517	$78,266
Self-Insurance	46,833	42,026
Salaries and wages	26,705	28,506
Employee benefits	15,390	14,591
Payroll and sales taxes	13,727	12,501
Other	28,657	28,933
Total	$228,829	$204,823

7.     Long-Term Debt

On October 16, 2013, we entered into a new loan agreement (“Facility”) which amended and restated in its entirety our prior loan agreement dated December 3, 2010.  This Facility, which matures on October 16, 2018, provides us with revolving loan commitments totaling $200 million, of which $50 million may be used for issuances of letters of credit.  Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs.  The Facility contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and the satisfaction of certain conditions.  Our obligations under the Facility are unsecured.  Certain of our material subsidiaries have guaranteed our obligations under the Facility.  At December 31, 2013, we had net availability for borrowings of $179 million, based on a zero outstanding debt balance and $21 million in standby letters of credit.  We did not withdraw or repay any amounts under the current or previous credit facilities during fiscal 2013 or fiscal 2012.

We are subject to certain financial covenants under the Facility requiring us to maintain (i) a maximum “Net Adjusted Leverage Ratio” of 4.0, comprised of debt plus eight times rent minus unrestricted cash and cash equivalents in excess of $25 million divided by “EBITDAR” (trailing 12-month earnings before interest, taxes, depreciation, amortization, noncash stock option expense, rent and permitted acquisition costs) and (ii) a trailing 12-month minimum EBITDAR to interest and rental expense ratio (“EBITDAR Ratio”) of 1.9.  Our Net Adjusted Leverage and EBITDAR Ratios were 2.5 and 3.0, respectively, at December 31, 2013, and we were in compliance with the financial covenants in effect at that date.  The Facility also limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on the Net Adjusted Leverage Ratio.

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

8.     Other Noncurrent Liabilities

Other noncurrent liabilities consisted of (in thousands):

	December 31, 2013	January 1, 2013

Executive Savings Plan	$35,398	$27,249
Other	8,992	9,039
Total	$44,390	$36,288

See Note 12 for further discussion of our Executive Savings Plan.

9.     Commitments and Contingencies

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

As of December 31, 2013, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows (in thousands):

2014	$72,153
2015	72,406
2016	72,023
2017	71,609
2018	72,044
Thereafter	570,726
Total	$930,961

Rent expense on all operating leases was as follows (in thousands):

	Fiscal Year
	2013	2012	2011
Straight-lined minimum base rent	$69,427	$68,524	$65,920
Contingent rent	20,698	20,104	19,909
Other charges	29,552	28,039	25,960
Total	$119,677	$116,667	$111,789

We enter into various obligations for the purchase of goods and for the construction of restaurants.  At December 31, 2013, our purchase obligations approximated $96.9 million, $94.4 million of which is due in fiscal 2014.  (See Contractual Obligations and Commercial Commitments in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on our purchase obligations.)

As credit guarantees to insurers, we have $21.0 million in standby letters of credit related to our self-insurance liabilities.  All standby letters of credit are renewable annually.

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employee health benefits, employment practices and other insurable risks.  The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR”) as of the balance sheet date.  Our estimated liabilities are not discounted and are based on information provided by our insurance brokers and insurers, combined with our judgment regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices.  We maintain stop-loss coverage with third-party insurers to limit our individual claim exposure for many of our programs.  Significant judgment is required to estimate IBNR amounts as parties have yet to assert such claims.  If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.  At December 31, 2013, the total accrued liability for our self-insured plans was $41.1 million.

On April 11, 2013, a current restaurant hourly employee filed a class action lawsuit in the California Superior Court, Placer County, alleging that the Company violated the California Labor Code and California Business and Professions Code, by requiring employees to purchase uniforms for work (Sikora v. The Cheesecake Factory Restaurants, Inc., et al; Case No SCV0032820).  A similar lawsuit covering a different period of time is also pending in Placer County (Reed v. The Cheesecake Factory Restaurants, Inc. et al; Case No. S CV 27073).  We are also arbitrating similar uniform and related issues under federal law in separate collective actions in Alabama, Colorado, Ohio, Tennessee, and Texas (Smith v. The Cheesecake Factory Restaurants, Inc. et al; Case No. 3 06 0829).  On October 24, 2013, the arbitrator in the Tennessee matter denied summary judgment motions filed both by the claimants and by us on the uniform issue.  However, the arbitrator in the Ohio matter has ruled in favor of the Company on the material claims raised in the Ohio arbitration, including uniform, minimum wage and overtime issues, while finding in favor of the claimants on two non-material claims and awarding claimants’ recovery of fees and costs for such matters in a non-material amount.  On January 15, 2014, the Company filed a Motion for Reconsideration Re: Arbitration with the federal district court for the U.S. District Court for the Middle District of Tennessee (Case No. 3 06 0829).  On February 7, 2014, claimants filed a motion to vacate the Ohio arbitrator’s decision and, following mediation, the parties also agreed to a stay of all arbitration proceedings until the federal district court rules on the Company’s motion.  These lawsuits and arbitrations seek unspecified amounts of penalties and other monetary payments on behalf of the respective claimants and other purported class members.  The claimants also seek attorneys’ fees.  We intend to vigorously defend these actions.  Based on the current status of these matters, we have not reserved for any potential future payments.

Within the ordinary course of our business, we are subject to private lawsuits, government audits, administrative proceedings and other claims.  These matters typically involve claims from guests, staff members and others related to operational issues common to the foodservice industry.  A number of these claims may exist at any given time, and some of the claims may be pled as class actions.  From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our trademarks.  We could be affected by adverse publicity and litigation costs resulting from such allegations, regardless of whether these allegations are valid or whether we are legally determined to be liable. At this time, we believe that the final disposition of any pending lawsuits, audits, proceedings and claims will not have a material adverse effect individually or in the aggregate on our financial position, results of operations or liquidity.  It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, audits, proceedings or claims.

We have employment agreements with certain of our executive officers that provide for payments to those officers in the event of an actual or constructive termination of their employment, including following a change in control of the Company or otherwise without cause or in the event of death or disability, as defined in those agreements.  Aggregate payments totaling approximately $3.0 million would have been required by those agreements had all such officers terminated their employment for reasons requiring such payments as of December 31, 2013.  In addition, the employment agreement with our Chief Executive Officer (“CEO”), which is in effect through April 1, 2015, specifies an annual founder’s retirement benefit of $650,000 for ten years after termination of his full time employment.  We incurred a benefit of $0.2 million and expense of $0.8 million in fiscal 2013 and 2012, respectively.  No benefit or expense was recorded in fiscal 2011.

10.  Stockholders’ Equity

On July 23, 2012, our Board approved the initiation of a cash dividend to our stockholders, which is subject to quarterly Board approval.  A cash dividend of $0.12 per common share was declared during the third quarter of fiscal 2012 and in each subsequent fiscal quarter through the second quarter of 2013.  In July 2013, our Board increased the dividend to $0.14 per common share, equating to a 17% increase.  A cash dividend of $0.14 per common share was also declared during the fourth quarter of fiscal 2013 and the first quarter of fiscal 2014.  Future decisions to pay, increase or decrease dividends continue to be at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements and other such factors that the Board considers relevant.

On July 22, 2013, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 48.5 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 38.9 million shares at a total cost of $1,015.5 million through December 31, 2013.  During fiscal 2013, 2012 and 2011, we repurchased 4.5 million, 3.2 million and 6.0 million shares of our common stock at a cost of $183.7 million, $101.4 million and $172.1 million, respectively.  Repurchased common stock is reflected as a reduction of stockholders’ equity.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  On October 21, 2013, our Board approved the adoption of a prearranged share repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Act”), effective from January 2, 2014 through July 1, 2014.

The timing and number of shares repurchased pursuant to the share repurchase authorization are subject to a number of factors, including legal constraints and financial covenants under our Facility that limit share repurchases based on a defined ratio.  See Note 7 for further discussion of our long-term debt.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us.  Purchases in the open market are made in compliance with Rule 10b-18 of the Act.  We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, including dividend payments, a review of our capital structure and cost of capital, our share price and current market conditions.  Our objectives with regard to share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.

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

In April 2011, our Board approved an amendment to our 2010 Stock Incentive Plan to increase the number of shares of common stock authorized for issuance under the plan to 4.8 million shares from 3.8 million shares.  This amendment was approved by our stockholders at our Annual Meeting held on June 1, 2011.  In May 2013, our Board approved an amendment to our 2010 Stock Incentive Plan to increase the number of shares of common stock authorized for issuance under the plan to 6.6 million shares from 4.8 million shares.  This amendment was approved by our stockholders at our Annual Meeting held on May 29, 2013.  This is our only active performance incentive plan, and approximately 1.7 million of these shares were available for grant as of December 31, 2013.

Stock options generally vest at 20% per year and expire eight to ten years from the date of grant.  Restricted shares and restricted share units generally vest between three to five years from the date of grant and require that the staff member remains employed in good standing with the Company as of the vesting date.  Since restricted shares and restricted share units provide strong retention power through economic value to our staff members even when our stock price remains flat or declines, and it also reduces our total share usage, we have generally increased the proportion of restricted shares and restricted share units versus stock option grants over the past several years.  Equity awards for certain executive officers may vest earlier in the event of a change of control, as defined in the plan.

The following table presents information related to stock-based compensation (in thousands):

	Fiscal Year
	2013	2012	2011

Labor expenses	$4,478	$3,445	$3,186
Other operating costs and expenses	195	187	138
General and administrative expenses	9,462	7,206	6,311
Total stock-based compensation	14,135	10,838	9,635
Income tax benefit	5,407	4,146	3,685
Total stock-based compensation, net of taxes	$8,728	$6,692	$5,950

Capitalized stock-based compensation (1)	$177	$255	$197

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

Stock Options

The weighted average fair value at the grant date for options issued during fiscal 2013, 2012 and 2011 was $10.83, $12.00 and $12.62 per option, respectively.  The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for fiscal 2013, 2012 and 2011, respectively: (a) an expected option term of 6.4 years, 6.1 years and 6.0 years, (b) expected stock price volatility of 33.5%, 40.5% and 39.7% , (c) a risk-free interest rate of 1.4%, 1.4% and 2.0%, and (d) a dividend yield on our stock of 1.3%, 0.2% and 0.0%.

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

Stock option activity during fiscal 2013 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at beginning of year	7,414	$23.98	4.2	$66,682
Granted	386	$35.62
Exercised	(2,791)	$26.10
Forfeited or cancelled	(186)	$23.63
Outstanding at end of year	4,823	$23.70	4.1	$118,505

Exercisable at end of year	2,449	$23.84	3.3	$59,826

(1)                     Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal year end and the exercise price, multiplied by the number of in-the-money options and represents the pretax amount that would have been received by the option holders, had they all exercised their options on the fiscal year end date.

The total intrinsic value of options exercised during fiscal years 2013, 2012 and 2011 was $40.1 million, $16.3 million and $6.4 million, respectively.  As of December 31, 2013, total unrecognized stock-based compensation expense related to nonvested stock options was $12.0 million, which we expect to recognize over a weighted average period of approximately 2.1 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during fiscal 2013 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)	(Per share)
Outstanding at beginning of year	1,316	$26.91
Granted	651	$39.42
Vested	(175)	$14.66
Forfeited	(120)	$30.43
Outstanding at end of year	1,672	$32.81

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted average fair value at the grant date for restricted shares and restricted share units issued during fiscal 2013, 2012 and 2011 was $39.42, $31.38 and $29.12, respectively.  The fair value of shares that vested during fiscal years 2013, 2012 and 2011 was $2.6 million, $2.5 million and $1.2 million, respectively.  As of December 31, 2013, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $31.9 million, which we expect to recognize over a weighted average period of approximately 3.4 years.

12.  Employee Benefit Plans

We have a defined contribution benefit plan in accordance with section 401(k) of the Internal Revenue Code (“401(k) Plan”) that is open to our staff members who meet certain compensation and eligibility requirements.  Participation in the 401(k) Plan is currently open to staff members from our three restaurant concepts, our bakery facilities and our corporate office.  The 401(k) Plan allows participating staff members to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options.  Our executive officers and a select group of management and/or highly compensated staff members are not eligible to participate in the 401(k) Plan.  We currently match in cash a certain percentage of the employee contributions to the 401(k) Plan and also pay a portion of the administrative expenses, neither of which were material amounts during fiscal 2013, 2012 and 2011.

We have also established The Cheesecake Factory Incorporated Executive Savings Plan (“ESP”), a non-qualified deferred compensation plan for our executive officers and a select group of management and/or highly compensated staff members as defined in the plan document.  The ESP allows participating staff members to defer the receipt of a portion of their base compensation and up to 100% of their eligible bonuses.  Non-employee directors may also participate in the ESP and defer the receipt of their earned director fees.  We currently match in cash a certain percentage of the base compensation and bonus deferred by participating staff members and also pay for the ESP administrative expenses, neither of which were material amounts during fiscal 2013, 2012 and 2011.

ESP employee deferrals and matching funds are deposited into a rabbi trust, and are generally invested in individual variable life insurance contracts owned by us that are specifically designed to informally fund savings plans of this nature.  Our consolidated balance sheets reflect our investment in variable life insurance contracts in other assets and our obligation to participating staff members in other noncurrent liabilities.  All income and expenses related to the rabbi trust are reflected in our consolidated statements of operations.

We maintain a self-insured medical and dental benefit plan for our staff members and utilize stop-loss coverage to limit our financial exposure from any individual medical claim.  The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us as of the balance sheet date.  The accrued liability for our self-insured medical benefit plan, which is included in other accrued expenses, as of December 31, 2013 and January 1, 2013, $4.9 million for both years.  See Note 1 for further discussion of accounting for our self-insurance liabilities.

Our estimated liabilities are not discounted and are based on information provided by our insurance brokers and insurers, combined with our judgment regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices.

13.     Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year
	2013	2012	2011

Income before income taxes	$156,450	$133,974	$129,143
Income tax provision:
Current:
Federal	$28,754	$39,792	$17,093
State	8,707	8,517	8,423
Total current	37,461	48,309	25,516
Deferred:
Federal	5,342	(11,055)	9,284
State	(709)	(1,703)	(1,377)
Total deferred	4,633	(12,758)	7,907
Total provision	$42,094	$35,551	$33,423

The following is a reconciliation between the U.S. federal statutory rate and the effective tax rate:

	Fiscal Year
	2013	2012	2011

Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and district income taxes, net of federal income tax benefit	3.3	3.3	3.6
FICA tip credit	(7.0)	(7.7)	(6.9)
HIRE Act retention tax credit	—	—	(1.4)
Other credits and incentives	(1.2)	(0.6)	(0.8)
Change in uncertain tax positions	—	—	(1.3)
Manufacturing deduction	(2.4)	(2.8)	(2.7)
Deferred compensation	(1.0)	(0.7)	0.2
Other	0.2	—	0.2
Effective tax rate	26.9%	26.5%	25.9%

Following are the temporary differences that created our deferred tax assets and liabilities (in thousands):

	December 31, 2013	January 1, 2013
Deferred tax assets:
Employee benefits	$23,707	$20,135
Insurance reserves	15,622	15,284
Accrued rent	22,954	23,945
Stock-based compensation	13,822	18,908
Deferred income	7,922	7,060
Tax credit carryforwards	1,977	1,751
Other	1,320	853
Subtotal	87,324	87,936
Less: Valuation allowance	(185)	(258)
Total	$87,139	$87,678

Deferred tax liabilities:
Property and equipment	$(150,226)	$(146,763)
Inventory	(9,299)	(9,160)
Prepaid expenses	(8,843)	(8,350)
Total	$(168,368)	$(164,273)

Net deferred tax liability	$(81,229)	$(76,595)

Reported in consolidated balance sheets as:
Deferred income taxes — current asset	$16,008	$15,257
Deferred income taxes — noncurrent liability	(97,237)	(91,852)
Total	$(81,229)	$(76,595)

We had $3.0 million and $2.7 million of state tax credit carryforwards at December 31, 2013 and January 1, 2013, respectively.  These credits began to expire in 2013.  Management assesses the available evidence to estimate if sufficient future taxable income will be generated to use these carryforwards.  Based on this evaluation, we recorded a valuation allowance relating to hiring and investment tax credits in North Carolina of $0.2 million and $0.3 million as of December 31, 2013 and January 1, 2013, respectively, to reflect the amount that more likely than not will not be realized.  We believe it is more likely than not that all other state tax credit carryforwards will be realized.  However, this assessment could change if estimates of future taxable income during the carryforward period are revised.  The earliest tax year still subject to examination by a significant taxing jurisdiction is 2010.

At December 31, 2013, we had $0.8 million of unrecognized tax benefits.  If recognized, this amount would affect our effective income tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year
	2013	2012	2011

Balance at beginning of year	$695	$590	$2,135
Additions based on tax positions taken during a prior period	—	—	—
Reductions based on tax positions taken during a prior period	—	—	—
Additions based on tax positions taken during the current period	254	230	199
Reductions related to settlements with taxing authorities and lapses of statutes of limitations	(147)	(125)	(1,744)
Balance at end of year	$802	$695	$590

We recognize interest related to uncertain tax positions in income tax expense.  Penalties related to uncertain tax positions are part of general and administrative expenses.  At both December 31, 2013 and January 1, 2013, we had approximately $0.1 million of accrued interest and penalties related to uncertain tax positions.  Included in the balance of unrecognized tax benefits at December 31, 2013 is $0.1 million related to tax positions for which it is reasonably possible that the total amount could decrease during the next twelve months based on the lapses of statutes of limitations for certain jurisdictions.

In 2008, the IRS issued a Notice of Proposed Adjustment to us disallowing, under Internal Revenue Code section 162(m), the deduction of approximately $5.1 million of compensation expense with respect to the exercise of stock options by certain current and former executive officers during 2003 through 2006.  In 2010, we agreed to a resolution of this dispute as to tax years 2005 and 2006, and in 2011, we agreed to a resolution as to tax years 2003 and 2004.

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

Segment information is presented below (in thousands):

	Fiscal Year
	2013	2012	2011
Revenue:
The Cheesecake Factory restaurants	$1,688,036	$1,604,825	$1,543,040
Other	189,874	204,192	214,584
	$1,877,910	$1,809,017	$1,757,624
Income from operations:
The Cheesecake Factory restaurants (1)	$250,230	$225,920	$208,449
Other (2)	19,985	10,857	16,024
Corporate	(109,261)	(98,078)	(91,023)
	$160,954	$138,699	$133,450
Total assets:
The Cheesecake Factory restaurants	$813,780	$764,208	$746,683
Other	155,231	165,274	150,092
Corporate	155,103	162,685	125,795
	$1,124,114	$1,092,167	$1,022,570
Capital expenditures:
The Cheesecake Factory restaurants	$98,660	$60,300	$64,960
Other	3,621	15,363	9,171
Corporate	4,008	10,779	2,615
	$106,289	$86,442	$76,746
Depreciation and amortization:
The Cheesecake Factory restaurants	$63,549	$60,358	$58,170
Other	10,514	9,811	9,611
Corporate	4,495	4,264	4,177
	$78,558	$74,433	$71,958

(1)         Includes impairment and lease termination expenses/(income) related to seven The Cheesecake Factory restaurants.  The pre-tax amounts associated with these items were ($1,204), $5,469 and $643 in fiscal years 2013, 2012 and 2011, respectively.  These amounts were recorded in impairment of assets and lease terminations. (See Note 1 for further discussion of these charges.)

(2)         Includes impairment and lease termination expenses related to four Grand Lux Cafe restaurants.  The pre-tax amounts associated with these items were $643, $4,067 and $904 in fiscal years 2013, 2012 and 2011, respectively.  These amounts were recorded in impairment of assets and lease terminations. (See Note 1 for further discussion of these charges.)

16.  Quarterly Financial Data (unaudited)

Summarized unaudited quarterly financial data for fiscal 2013 and 2012, is as follows (in thousands, except per share data):

Quarter Ended:	April 2, 2013(3)	July 2, 2013(3)	October 1, 2013(3)	December 31, 2013(3)
Revenues	$463,018	$470,118	$469,699	$475,075
Income from operations	$36,787	$41,170	$38,631	$44,366
Net income	$25,292	$28,583	$27,481	$33,000
Basic net income per share (1)	$0.48	$0.54	$0.52	$0.64
Diluted net income per share (1)	$0.47	$0.52	$0.50	$0.62
Cash dividends declared per common share	$0.12	$0.12	$0.14	$0.14

Quarter Ended:	April 3, 2012	July 3, 2012(2)	October 2, 2012	January 1, 2013(3)
Revenues	$435,754	$454,749	$453,819	$464,695
Income from operations	$30,219	$40,970	$39,324	$28,186
Net income	$20,722	$28,399	$27,163	$22,139
Basic net income per share (1)	$0.39	$0.53	$0.51	$0.42
Diluted net income per share (1)	$0.37	$0.52	$0.49	$0.40
Cash dividends declared per common share	$—	$—	$0.12	$0.12

(1)         Net income per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.

(2)         Net income included $419 in proceeds from a variable life insurance contract used to support our ESP.

(3)         Income from operations included impairment and lease termination expenses/(income) of $644, $1,505, $1,097, ($3,807) and $9,536 in the four quarters of fiscal 2013 and the fourth quarter of fiscal 2012, respectively, related to seven The Cheesecake Factory and four Grand Lux Cafe restaurants.  The impact of these amounts on net income was $386, $903, $658, ($2,284) and $5,722, respectively.  (See Note 1 for further discussion of impairment of assets and lease terminations.)

While seasonal fluctuations generally do not have a material impact on our quarterly results, the year-over-year comparison of our quarterly results can be significantly impacted by the number and timing of new restaurant openings and associated preopening costs, the calendar days of the week on which holidays occur and other variations in revenues and expenses.  As a result of these factors, our financial results for any quarter are not necessarily indicative of the results that many be achieved for the full fiscal year.

17.     Subsequent Event

Dividends

On February 10, 2014, our Board of Directors approved a quarterly cash dividend of $0.14 per share to be paid on March 11, 2014 to the stockholders of record on February 26, 2014.

Accelerated Stock Repurchase Program

On February 27, 2014, we entered into an agreement with a financial institution to repurchase $75 million of our common stock under a collared accelerated stock repurchase (“ASR”) program.  The number of common shares to be repurchased under the ASR program generally will be based on the volume weighted average share price of our common stock. The program is subject to collar provisions that will establish minimum and maximum number of shares based on the volume weighted average share price over an initial hedge period.  Under the terms of the program, the financial institution will deliver an initial number of shares of common stock to us on March 7, 2014 and will deliver the remaining balance of the minimum number of shares upon the completion of the hedge period by the end of March 2014.  At the termination of the ASR program, we may receive additional common shares, depending on the share price of our common stock during the term of the program. The minimum and maximum number of common shares that we will repurchase pursuant to the program will not be known until the conclusion of the hedge period. The program will terminate no later than six months following the end of the hedge period and may in certain circumstances be accelerated.

This ASR was entered into as part of, and pursuant to, our previously announced share repurchase program.  We intend to fund the share repurchases with cash on hand and/or temporary borrowing on our credit facility.

EXHIBIT INDEX

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1	Form of Reorganization Agreement	Amend. No. 1 to Form S-1	33-479336	2.1	8/17/92
3.1	Restated Certificate of Incorporation including Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock	10-K	000-20574	3.1	2/23/11
3.2	Amended and Restated Bylaws as of May 20, 2009	8-K	000-20574	3.8	5/27/09
3.3	Form of Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	8-A	000-20574	1	8/18/98
3.4	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	Amend. No. 1 to Form 8-A	000-20574	2	11/13/03
3.5	Amendment No. 2 to Rights Agreement dated as of August 1, 2008 between The Cheesecake Factory Incorporated and Computershare Trust Company	Amend. No 2 to Form 8-A	000-25074	3	8/1/08
10.1	David Overton Employment Agreement effective June 30, 2009*	8-K	000-20574	10.1	7/20/09
10.2	The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan *	S-1	33-479336	10.3	5/15/92
10.3	Amendment to The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan*	S-8	033-88414	99.1	1/28/99
10.4	Second Amendment to The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan*	10-Q	000-25074	10.1	12/8/06
10.5	The Cheesecake Factory Incorporated 1997 Non-Employee Director Stock Option Plan (as amended)*	S-8	333-118757	99.3	9/2/04
10.6	Nonqualified Stock Option Agreement under the Company’s 1997 Non-Employee Director Stock Option Plan*	10-Q	000-25074	99.1	10/26/04
10.7	Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan*	S-8	333-118757	99.1	9/2/04
10.8	First Amendment to Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan*	10-Q	000-25074	10.2	12/8/06
10.9	Second Amendment to Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan*	10-K	000-25074	10.10	2/22/07

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
10.10	Third Amendment to Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan*	8-K	000-25074	99.1	7/25/08
10.11	Amended and Restated 2001 Omnibus Stock Incentive Plan*	S-8	333-118757	99.2	9/2/04
10.12	First Amendment to Amended and Restated Year 2001 Omnibus Performance Stock Incentive Plan*	8-K	000-25074	99.2	7/25/08
10.13	Form of Notice of Grant of Stock Option and/or Restricted Share Award *	8-K	000-25074	99.1	1/5/07
10.14	Amended Form of Notice of Grant of Stock Option and/or Restricted Share Award*	10-K	000-25074	10.17	2/27/09
10.15	Amended and Restated Annual Performance Incentive Plan*	10-K	000-25074	10.3	4/4/05
10.16	Form of Employment Agreements with Debby R. Zurzolo and Max S. Byfuglin*	8-K	000-25074	99.1	3/28/06
10.17	Form of First Amendment to Employment Agreements with Debby R. Zurzolo and Max S. Byfuglin*	8-K	000-25074	99.2	12/10/07
10.18	Form of Second Amendment to Employment Agreement with Debby R. Zurzolo*	8-K	000-25074	99.3	1/5/09
10.19	Form of Second Amendment to Employment Agreement with Max S. Byfuglin*	8-K	000-25074	99.2	1/5/09
10.20	Amended and Restated Executive Savings Plan*	8-K	000-25074	99.3	7/25/08
10.21	First Amendment to Amended and Restated Executive Savings Plan*	10-K	000-25074	10.34	2/27/09
10.22	Second Amendment to Amended and Restated Executive Savings Plan*	10-Q	000-25074	10.2	5/6/10
10.23	Employment Agreement between the Company and Michael E. Jannini dated February 11, 2010*	8-K	000-25074	10.1	2/17/10
10.24	Form of Indemnification Agreement*	8-K	000-25074	99.1	12/14/07
10.25	Real Estate Option Agreement dated April 22, 2005	8-K	000-25074	99.1	8/2/05
10.26	First Amendment to Option Agreement dated as of June 28, 2005	8-K	000-25074	99.2	8/2/05
10.27	Inducement Agreement dated as of July 27, 2005	8-K	000-25074	99.3	8/2/05
10.28	First Amendment to Inducement Agreement dated as of March 1, 2010	10-K	000-25074	10.36	2/23/11

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
10.29	Amended Agreement of Grant of Stock Option to Debby R. Zurzolo*	8-K	000-25074	99.2	12/18/06
10.30	Amended Agreement of Grant of Stock Option to Debby R. Zurzolo*	8-K	000-25074	99.3	12/18/06
10.31	Stipulation of Settlement	8-K	000-25074	10.1	2/28/08
10.32	Form of Employment Agreement with W. Douglas Benn dated January 19, 2009*	8-K	000-25074	99.1	1/23/09
10.33	Notice and Agreement of Grant of Stock Option and/or Restricted Share Award between the Company and David Overton dated May 7, 2009*	8-K	000-20574	99.1	5/9/09
10.34	2010 Stock Incentive Plan as amended April 7, 2011*	DEF 14A	000-20574	Appendix A	4/21/11
10.35	2010 Amended and Restated Annual Performance Incentive Plan, as amended and restated on June 2, 2010*	DEF 14A	000-20574	Appendix B	4/23/10
10.36	Form of Grant Agreement for Executive Officers under 2010 Stock Incentive Plan*	10-Q	000-20574	10.1	11/4/10
10.37	Annual Management Performance Incentive Plan effective December 31, 2010*	10-Q	000-20574	10.2	11/4/2010
10.38	Loan Agreement dated as of December 3, 2010 between The Cheesecake Factory Incorporated and JPMorgan Chase Bank NA as Administrative Agent, Bank of the West as Syndication Agent, and Bank of America NA, Wells Fargo Bank and Rabobank Nederland, as Documentation Agents	10-K	000-20574	10.46	2/23/2011
10.39	First Amendment to Employment Agreement effective as of February 29, 2012 between The Cheesecake Factory Incorporated and David M. Overton*	8-K	000-20574	10.1	3/6/2012
10.40	Second Amendment to Employment Agreement dated as of November 11, 2013, between The Cheesecake Factory Incorporated and David M. Overton *	8-K	000-20574	99.1	11/12/2013
10.41	Amended and Restated Loan Agreement dated as of October 16, 2013, among The Cheesecake Factory Incorporated, the Lenders party thereto and JP Morgan Chase Bank, National Association as Administrative Agent	8-K	000-20574	99.1	10/22/13
10.42	The Cheesecake Factory 2010 Stock Incentive Plan as amended effective as of May 30, 2013*	DEF 14A	000-20574	Appendix A	04/19/13

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
10.43	Employment Agreement effective as of April 18, 2013, between The Cheesecake Factory Incorporated and David M. Gordon*	8-K	000-20574	10.1	4/19/13
10.44	Form of Grant Agreement for Executive Officers under the 2010 Stock Incentive Plan, for equity grants made after August 2, 2012*	10-K	000-20574	10.1	8/10/12
10.45	Master Confirmation dated as of February 27, 2014 between The Cheesecake Factory Incorporated and Goldman, Sachs & Co.	—	—	—	Filed herewith
10.46	Supplemental Confirmation dated as of February 27, 2014 between The Cheesecake Factory Incorporated and Goldman, Sachs & Co.	—	—	—	Filed herewith
10.47	Third Amendment to Amended and Restated Executive Savings Plan*	—	—	—	Filed herewith
10.48	Fourth Amendment to Amended and Restated Executive Savings Plan*	—	—	—	Filed herewith
21.0	List of Subsidiaries	—	—	—	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer	—	—	—	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	—	—	—	Filed herewith

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
Exhibit 101	XBRL (Extensible Business Reporting Language) The following materials from The Cheesecake Factory Incorporated’s Annual Report on Form 10-K for the years ended December 31, 2013, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of stockholders’ equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.	—	—	—	Filed herewith

* Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of February 2014.

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

Name	Title	Date

/s/ DAVID OVERTON	Chairman of the Board and	February 27, 2014
David Overton	Chief Executive Officer
(Principal Executive Officer)

/s/ W. DOUGLAS BENN	Executive Vice President and	February 27, 2014
W. Douglas Benn	Chief Financial Officer
(Principal Financial Officer)

/s/ CHERYL M. SLOMANN	Vice President, Controller and	February 27, 2014
Cheryl M. Slomann	Chief Accounting Officer
(Principal Accounting Officer)

/s/ ALEXANDER L. CAPPELLO	Director	February 27, 2014
Alexander L. Cappello

/s/ JEROME I. KRANSDORF	Director	February 27, 2014
Jerome I. Kransdorf

/s/ LAURENCE B. MINDEL	Director	February 27, 2014
Laurence B. Mindel

/s/ DAVID B. PITTAWAY	Director	February 27, 2014
David B. Pittaway

/s/ DOUGLAS L. SCHMICK	Director	February 27, 2014
Douglas L. Schmick

/s/ HERBERT SIMON	Director	February 27, 2014
Herbert Simon