Form 10-Q
period 2014-04-01
CHEESECAKE FACTORY INC
filed 2014-05-09
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2014

or

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

As of April 30, 2014, 49,945,488 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

PART I.         FINANCIAL INFORMATION

Item 1.           Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	April 1, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$31,465	$61,751
Accounts receivable	11,672	10,081
Income tax receivable	1,093	4,529
Other receivables	28,728	55,461
Inventories	34,655	35,478
Prepaid expenses	42,894	42,595
Deferred income taxes	16,008	16,008
Total current assets	166,515	225,903
Property and equipment, net	803,334	795,379
Other assets:
Intangible assets, net	18,881	18,647
Prepaid rent	46,598	47,064
Other	38,428	37,121
Total other assets	103,907	102,832
Total assets	$1,073,756	$1,124,114
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,182	$35,418
Other accrued expenses	209,266	228,829
Total current liabilities	258,448	264,247
Deferred income taxes	98,047	97,237
Deferred rent	74,692	74,690
Deemed landlord financing liability	69,401	66,197
Long term debt	25,000	—
Other noncurrent liabilities	45,650	44,390
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 91,001,904 and 90,632,325 issued and outstanding at April 1, 2014 and December 31, 2013, respectively	910	906
Additional paid-in capital	611,289	602,469
Retained earnings	1,004,773	989,451
Treasury stock, 40,931,893 and 38,865,951 shares at cost at April 1, 2014 and December 31, 2013, respectively	(1,114,454)	(1,015,473)
Total stockholders’ equity	502,518	577,353
Total liabilities and stockholders’ equity	$1,073,756	$1,124,114

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended April 1, 2014	Thirteen Weeks Ended April 2, 2013

Revenues	$481,431	$463,018

Costs and expenses:
Cost of sales	119,362	114,293
Labor expenses	159,450	150,983
Other operating costs and expenses	115,633	110,978
General and administrative expenses	31,242	28,789
Depreciation and amortization expenses	20,251	19,230
Impairment of assets and lease terminations	186	644
Preopening costs	2,234	1,314
Total costs and expenses	448,358	426,231
Income from operations	33,073	36,787
Interest and other expense, net	(1,391)	(1,310)
Income before income taxes	31,682	35,477
Income tax provision	9,164	10,185
Net income	$22,518	$25,292

Net income per share:
Basic	$0.44	$0.48
Diluted	$0.43	$0.47

Weighted average shares outstanding:
Basic	50,745	52,255
Diluted	52,844	54,305

Cash dividends declared per common share	$0.14	$0.12

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2013	90,632	$906	$602,469	$989,451	$(1,015,473)	$577,353
Net income	—	—	—	22,518	—	22,518
Cash dividends declared	—	—	—	(7,196)	—	(7,196)
Issuance of common stock from stock options exercised	311	3	5,896	—	—	5,899
Tax impact of stock options exercised, net of cancellations	—	—	3,942	—	—	3,942
Stock-based compensation	—	—	3,886	—	—	3,886
Issuance of restricted stock, net of forfeitures	59	1	—	—	—	1
Treasury stock purchases	—	—	—	—	(98,981)	(98,981)
Payment for future treasury stock purchases under accelerated stock repurchase agreement	—	—	(4,904)	—	—	(4,904)
Balance, April 1, 2014	91,002	$910	$611,289	$1,004,773	$(1,114,454)	$502,518

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended April 1, 2014	Thirteen Weeks Ended April 2, 2013

Cash flows from operating activities:
Net income	$22,518	$25,292
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	20,251	19,230
Deferred income taxes	811	2,278
Impairment of assets and lease terminations	186	464
Stock-based compensation	3,839	3,405
Tax impact of stock options exercised, net of cancellations	3,942	1,644
Excess tax benefit related to stock options exercised	(3,851)	(2,181)
Other	400	(1,133)
Changes in assets and liabilities:
Accounts receivable	(1,591)	5,771
Other receivables	26,733	22,085
Inventories	823	(5,001)
Prepaid expenses	(299)	667
Other assets	(824)	786
Accounts payable	13,764	(11,628)
Income taxes receivable/payable	3,436	3,400
Other accrued expenses	(13,022)	(19,947)
Cash provided by operating activities	77,116	45,132
Cash flows from investing activities:
Additions to property and equipment	(30,100)	(14,581)
Additions to intangible assets	(339)	(439)
Cash used in investing activities	(30,439)	(15,020)
Cash flows from financing activities:
Deemed landlord financing proceeds	—	—
Deemed landlord financing payments	(614)	(501)
Proceeds from exercise of stock options	5,899	20,028
Excess tax benefit related to stock options exercised	3,851	2,181
Cash dividends paid	(7,214)	(6,255)
Borrowings on credit facility	25,000	—
Treasury stock purchases	(98,981)	(41,994)
Payment for future treasury stock purchases under accelerated stock repurchase agreement	(4,904)	—
Cash used in financing activities	(76,963)	(26,541)
Net change in cash and cash equivalents	(30,286)	3,571
Cash and cash equivalents at beginning of period	61,751	83,569
Cash and cash equivalents at end of period	$31,465	$87,140

Supplemental disclosures:
Interest paid	$1,234	$1,118
Income taxes paid	$688	$2,861
Change in construction payable	$(5,301)	$402

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and its wholly owned subsidiaries (referred to herein collectively as the “Company,” “we,” “us” and “our”) prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The financial statements presented herein have not been audited by an independent registered public accounting firm, but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the financial condition, results of operations and cash flows for the period.  However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”).  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on February 27, 2014.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions for the reporting periods covered by the financial statements.  These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities.  Actual results could differ from these estimates.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31st for financial reporting purposes.  Fiscal year 2014 consists of 52 weeks and will end on December 30, 2014.  Fiscal 2013, which ended on December 31, 2013, was also a 52-week year.

Certain reclassifications have been made to prior year amounts to conform to current year presentation.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance that requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. This guidance was effective for us beginning in the first quarter of fiscal 2014.  The adoption of this new guidance did not have any effect on our financial statements.

2.  Inventories

Inventories consisted of (in thousands):

	April 1, 2014	December 31, 2013

Restaurant food and supplies	$13,437	$15,648
Bakery finished goods and work in progress	16,141	14,672
Bakery raw materials and supplies	5,077	5,158
Total	$34,655	$35,478

3.  Long-Term Debt

On October 16, 2013, we entered into a new loan agreement (“Facility”) which amended and restated in its entirety our prior loan agreement dated December 3, 2010.  This Facility, which matures on October 16, 2018, provides us with revolving loan commitments totaling $200 million, of which $50 million may be used for issuances of letters of credit.  Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs.  The Facility contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and the satisfaction of certain conditions.  Our obligations under the Facility are unsecured.  Certain of our material subsidiaries have guaranteed our obligations under the Facility.  At April 1, 2014, we had net availability for borrowings of $154 million, based on an outstanding debt balance of $25 million and $21 million in standby letters of credit.  The borrowings under this Facility were used to fund a portion of the Accelerated Stock Repurchase (“ASR”) program we entered into on February 12, 2014.  See Note 5 for further discussion of our ASR program.  We did not draw or repay any amounts under the previous credit facility during fiscal year 2013.

We are subject to certain financial covenants under the Facility requiring us to maintain (i) a maximum “Net Adjusted Leverage Ratio” of 4.0, comprised of debt plus eight times rent minus unrestricted cash and cash equivalents in excess of $25 million divided by “EBITDAR” (trailing 12-month earnings before interest, taxes, depreciation, amortization, noncash stock option expense, rent and permitted acquisition costs) and (ii) a trailing 12-month minimum EBITDAR to interest and rental expense ratio (“EBITDAR Ratio”) of 1.9.  Our Net Adjusted Leverage and EBITDAR Ratios were 2.6 and 3.0, respectively, at April 1, 2014, and we were in compliance with the financial covenants in effect at that date.  The Facility also limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on the Net Adjusted Leverage Ratio.

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

4. Commitments and Contingencies

On April 11, 2013, a current restaurant hourly employee filed a class action lawsuit in the California Superior Court, Placer County, alleging that the Company violated the California Labor Code and California Business and Professions Code, by requiring employees to purchase uniforms for work (Sikora v. The Cheesecake Factory Restaurants, Inc., et al; Case No SCV0032820).  A similar lawsuit covering a different time period was also filed in Placer County (Reed v. The Cheesecake Factory Restaurants, Inc. et al; Case No. S CV 27073).  By stipulation the parties agreed to transfer the Reed and Sikora cases to Los Angeles County.  Both cases (Case Nos. SCV0032820 and S CV 2703) were subsequently coordinated together in Los Angeles County by order of the Judicial Council.  On November 15, 2013, the Company filed a motion to strike certain causes of action raised in Case No. SCV003820, which motion is scheduled for hearing on May 19, 2014.  We are also arbitrating similar uniform and related issues under federal law in separate collective actions in Alabama, Colorado, Ohio, Tennessee, and Texas (Smith v. The Cheesecake Factory Restaurants, Inc. et al; Case No. 3 06 0829).  On October 24, 2013, the arbitrator in the Tennessee matter (Case No. 3 06 0829) denied summary judgment motions filed both by the claimants and by us on the uniform issue. In January 2013,  the arbitrator in the Ohio matter (Case No. 3 06 0829) ruled in favor of the Company on the material claims raised in the Ohio arbitration, including uniform, minimum wage and overtime issues, while finding in favor of the claimants on two non-material claims. The claimants filed a motion to vacate the Ohio arbitration decision. These lawsuits and arbitrations seek unspecified amounts of penalties and other monetary payments on behalf of the respective claimants and other purported class members.  On March 24, 2014, the parties participated in voluntary mediation on Case No. 3 06 0829.  Following such mediation, the parties remain actively engaged in settlement discussions.

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

5. Stockholders’ Equity

During the first quarter of fiscal 2014, our Board of Directors approved a cash dividend of $0.14 per share which was paid on March 11, 2014 to stockholders of record as of the close of business on February 26, 2014.  Future decisions to pay, increase or decrease dividends continue to be at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements and other such factors that the Board considers relevant.

In July 2013, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 48.5 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 40.9 million shares at a total cost of $1,114.5 million through April 1, 2014, including 2.1 million shares of our common stock at a cost of $99.0 million during the first quarter of fiscal 2014.  Repurchased common stock is reflected as a reduction of stockholders’ equity.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  On October 21, 2013, our Board approved the adoption of a prearranged share repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Act”), effective from January 2, 2014 through July 1, 2014.

On February 27, 2014, we entered into an agreement with a financial institution to repurchase $75 million of our common stock under a collared accelerated stock repurchase (“ASR”) program.  The number of common shares to be repurchased under the ASR program generally will be based on the volume weighted average share price of our common stock.  The minimum number of shares to be repurchased, 1.4 million, was delivered during March 2014.  The maximum number of shares that can be received under the program is 1.7 million and will be determined based on the market price of our common stock from March 4, 2014 through the term of the program.  We will receive additional shares, if any, no later than September 4, 2014.

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

6.  Stock-Based Compensation

The following table presents information related to stock-based compensation (in thousands):

	Thirteen Weeks Ended April 1, 2014	Thirteen Weeks Ended April 2, 2013

Labor expenses	$1,340	$1,044
Other operating costs and expenses	47	46
General and administrative expenses	2,452	2,315
Total stock-based compensation	3,839	3,405
Income tax benefit	1,469	1,302
Total stock-based compensation, net of taxes	$2,370	$2,103

Capitalized stock-based compensation (1)	$48	$47

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

Stock Options

The weighted average fair value at the grant date for options issued during the first quarter of fiscal 2014 and 2013 was $15.48 and $10.83 per option, respectively.  The fair value of options was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the first quarter of fiscal 2014 and 2013, respectively: (a) an expected option term of 6.5 and 6.4 years, (b) expected stock price volatility of 32.9% and 33.5%, (c) a risk-free interest rate of 2.2% and 1.4%, and (d) a dividend yield on our stock of 1.2% and 1.3%.

Stock option activity during the thirteen weeks ended April 1, 2014 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 31, 2013	4,823	$23.70	4.1	$118,505
Granted	329	48.19
Exercised	(311)	18.99
Forfeited or cancelled	(1)	34.32
Outstanding at April 1, 2014	4,840	$25.66	4.2	$111,985

Exercisable at April 1, 2014	2,708	$23.76	3.4	$67,795

(1)                         Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pretax amount that would have been received by the option holders, had they all exercised their options on the fiscal period end date.

The total intrinsic value of options exercised during the thirteen weeks ended April 1, 2014 and April 2, 2013 was $8.9 million and $8.1 million, respectively.  As of April 1, 2014, the total unrecognized stock-based compensation expense related to unvested stock options was $15.7 million, which we expect to recognize over a weighted average period of approximately 2.4 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the thirteen weeks ended April 1, 2014 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)	(Per share)

Outstanding at December 31, 2013	1,672	$32.81
Granted	293	48.11
Vested	(162)	23.04
Forfeited	(33)	34.40
Outstanding at April 1, 2014	1,770	$36.20

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant.  The weighted average fair value at the grant date for restricted shares and restricted share units issued during the first quarter of fiscal 2014 and fiscal 2013 was $48.11 and $35.57, respectively.  The fair value of shares that vested during the thirteen weeks ended April 1, 2014 and April 2, 2013 was $3.7 million and $2.4 million, respectively.  As of April 1, 2014, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $42.1 million, which we expect to recognize over a weighted average period of approximately 3.6 years.

7.  Net Income Per Share

At April 1, 2014 and April 2, 2013, 1.8 million and 1.4 million shares, respectively, of restricted stock issued to employees were unvested, and therefore excluded from the calculation of basic earnings per share for the fiscal quarters ended on those dates.  Diluted net income per share includes the dilutive effect of outstanding equity awards, calculated using the treasury stock method.  Assumed proceeds from the in-the-money options include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by FASB Accounting Standards Codification (“ASC”) 718, “Compensation — Stock Option Compensation.”

	Thirteen Weeks Ended April 1, 2014	Thirteen Weeks Ended April 2, 2013
	(In thousands, except per share data)
Net income	$22,518	$25,292

Basic weighted average shares outstanding	50,745	52,255
Dilutive effect of equity awards	2,099	2,050

Diluted weighted average shares outstanding	52,844	54,305

Basic net income per share	$0.44	$0.48

Diluted net income per share	$0.43	$0.47

Shares of common stock equivalents of 0.7 million and 2.4 million for the thirteen weeks ended April 1, 2014 and April 2, 2013, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

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

8.  Segment Information

For decision-making purposes, our management reviews discrete financial information for The Cheesecake Factory, Grand Lux Cafe and RockSugar Pan Asian Kitchen restaurants, our bakery division and our international licensing operations.  Based on quantitative thresholds set forth in ASC 280, “Segment Reporting,” The Cheesecake Factory is our only business that meets the criteria of a reportable operating segment.  Grand Lux Cafe, RockSugar Pan Asian Kitchen, bakery and international licensing operations are combined in Other. Unallocated corporate expenses, assets and capital expenditures are presented below as reconciling items to the amounts presented in the consolidated financial statements.

Segment information is presented below (in thousands):

	Thirteen Weeks Ended April 1, 2014	Thirteen Weeks Ended April 2, 2013
Revenues:
The Cheesecake Factory restaurants	$436,606	$412,551
Other	44,825	50,467
Total	$481,431	$463,018

Income from operations:
The Cheesecake Factory restaurants (1)	$57,990	$59,237
Other (2)	4,426	4,500
Corporate	(29,343)	(26,950)
Total	$33,073	$36,787

Capital expenditures:
The Cheesecake Factory restaurants	$28,115	$13,274
Other	994	178
Corporate	991	1,129
Total	$30,100	$14,581

Depreciation and amortization:
The Cheesecake Factory restaurants	$16,754	$15,515
Other	2,591	2,620
Corporate	906	1,095
Total	$20,251	$19,230

	April 1, 2014	December 31, 2013
Total assets:
The Cheesecake Factory restaurants	$787,164	$813,780
Other	155,511	155,231
Corporate	131,081	155,103
Total	$1,073,756	$1,124,114

(1)    Includes $0.2 million of lease termination expenses recorded during the first quarter of fiscal 2014 related to one The Cheesecake Factory restaurant.

(2)   Includes $0.6 million of lease termination expenses recorded during the first quarter of fiscal 2013 related to three Grand Lux Cafe restaurants.

9.  Subsequent Events

On April 21, 2014, our Board approved a cash dividend of $0.14 per share to be paid on May 20, 2014 to stockholders of record as of the close of business on May 7, 2014.

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

In connection with the “safe harbor” provisions of the Acts, we have identified and are disclosing important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf.  (See Part II, Item 1A of this report, “Risk Factors,” and Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.)  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.  Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements.  Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate.  Forward-looking statements speak only as of the date on which they are made.  Except as may be required by law, we do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

General

This discussion and analysis should be read in conjunction with our interim unaudited consolidated financial statements and related notes included in this Form 10-Q in Part I, Item 1, and with the following items included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013: the audited consolidated financial statements and related notes in Part IV, Item 15; the “Risk Factors” included in Part I, Item 1A; and the cautionary statements included throughout the report.  The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position.

As of May 9, 2014, we operated 181 Company-owned restaurants: 169 under The Cheesecake Factory® mark; 11 under the Grand Lux Cafe® mark; and one under the RockSugar Pan Asian Kitchen® mark.  We also operated two bakery production facilities.

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

In fiscal 2011, we entered into an exclusive licensing agreement with a restaurant and retail operator based in Kuwait to develop The Cheesecake Factory restaurants in the Middle East.  This licensee currently operates four locations, two in the United Arab Emirates, and one each in Kuwait and the Kingdom of Saudi Arabia.  Our licensee has plans to open additional restaurants in these countries as well as in Lebanon, Qatar and Bahrain.  In fiscal 2013, we entered into an exclusive licensing agreement with a restaurant operator based in Mexico to develop The Cheesecake Factory restaurants in Mexico and Chile.  These licensing agreements include initial development fees, site and design fees and ongoing royalties on our licensees’ restaurant sales.  In addition, our licensees purchase bakery products branded under The Cheesecake Factory® trademark from us.

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

We are also committed to allocating capital in a manner that will deliver returns that meet our hurdle rates, which are significantly above our cost of capital.  Returns are affected by the cost to build restaurants, the level of revenues that each restaurant can deliver and our ability to maximize the profitability of restaurants.  Investing in new restaurant development that meets our return on investment criteria creates value for our Company.  It is our top capital allocation priority with a focus on opening our restaurant concepts in premier locations within both new and existing markets in the United States, and potentially new markets internationally.

Our goal is to deliver average annual ‘mid-teens’ earnings per share growth over the next five years while also achieving our return objectives.  The following are the key performance levers that we believe will contribute to achieving our earnings per share goal:

•            Growing Comparable Restaurant Sales and Overall Revenue.  Our overall revenue growth is primarily driven by revenue from new restaurant openings, increases in comparable restaurant sales, and royalties and bakery sales from additional licensed international locations.  Changes in comparable restaurant sales come from variations in guest traffic, as well as in check average.  Our strategy is to grow guest traffic by continuing to offer innovative, high quality menu items that offer guests a wide range of options in terms of flavor, price and value.  In addition, we focus on service and hospitality with the goal of delivering an exceptional guest experience.  Check average is impacted by menu price increases and/or changes in menu mix.  Our philosophy with regard to menu pricing is to use price increases to help offset key operating costs in a manner that balances protecting both our margins and guest traffic levels.

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

•            Share Repurchases.  We have historically generated a significant amount of free cash flow, which we define as cash flow from operations less capital expenditures.  We utilize substantially all of our free cash flow for dividends and for share repurchases, the latter of which supports our earnings per share growth and offsets dilution from our equity compensation program.

Results of Operations

The following table sets forth, for the periods indicated, information from our consolidated statements of comprehensive income expressed as percentages of revenues.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

	Thirteen Weeks Ended April 1, 2014	Thirteen Weeks Ended April 2, 2013

Revenues	100.0%	100.0%

Costs and expenses:
Cost of sales	24.8	24.7
Labor expenses	33.1	32.6
Other operating costs and expenses	24.0	24.0
General and administrative expenses	6.5	6.2
Depreciation and amortization expenses	4.2	4.2
Impairment of assets and lease terminations	—	0.1
Preopening costs	0.5	0.3
Total costs and expenses	93.1	92.1
Income from operations	6.9	7.9
Interest and other expense, net	(0.3)	(0.2)
Income before income taxes	6.6	7.7
Income tax provision	1.9	2.2
Net income	4.7%	5.5%

Thirteen Weeks Ended April 1, 2014 Compared to Thirteen Weeks Ended April 2, 2013

Revenues

Revenues increased 4.0% to $481.4 million for the thirteen weeks ended April 1, 2014 compared to $463.0 million for the thirteen weeks ended April 2, 2013.  Comparable restaurant sales increased by 0.9%, or $3.7 million, from the first quarter of fiscal 2013, driven by average check growth of 2.2% (based on an increase of 2.0% in pricing and 0.2% change in mix), partially offset by a decrease in guest traffic of 1.3%.  Severe winter storms across several regions and a shift of the Easter holiday and spring breaks into April 2014 from March in the prior year, negatively impacted comparable sales by approximately 2.0%.

Comparable sales at The Cheesecake Factory restaurants increased by 1.2% from the prior year first quarter driven by average check growth, partially offset by a decrease in guest traffic.  We implemented effective menu price increases of approximately 1.0% during the third quarter of fiscal 2013 and the first quarter of fiscal 2014.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, The Cheesecake Factory menu included a 2.0% increase in pricing for the thirteen weeks ended April 1, 2014.

Comparable sales at our Grand Lux Cafe restaurants decreased by 2.9% from the prior year first quarter driven by a decrease in guest traffic, partially offset by average check growth.  With fewer restaurants in operation than The Cheesecake Factory and a number of locations that are proportionately larger in size, Grand Lux Cafe can experience greater variability in its comparable sales from quarter to quarter.  We implemented effective menu price increases of approximately 0.7% and 1.3% during the second and fourth quarters of fiscal 2013, respectively.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, the Grand Lux Cafe menu included a 2.0% increase in pricing for the thirteen weeks ended April 1, 2014.

Restaurants become eligible to enter our comparable sales base in their 19th month of operation.  At April 1, 2014, there were nine The Cheesecake Factory restaurants and one Grand Lux Cafe not yet in our comparable sales base.  International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from our comparable sales calculations.  In the first quarter of fiscal 2013, our The Cheesecake Factory location in Hawaii was closed for approximately four weeks for repairs due to fire damage.  This restaurant was also excluded from our comparable sales calculations for the time period it was closed.  Factors outside of our control, such as macroeconomic conditions, weather patterns, timing of holidays, competition and other factors, including those referenced in Part I, Item lA, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013, can impact comparable sales.

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

Total restaurant operating weeks increased 2.4% to 2,347 for the thirteen weeks ended April 1, 2014 compared to the prior year period.  Average sales per restaurant operating week increased approximately 2.0% to $199,300 in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses.  As a percentage of revenues, cost of sales was 24.8% for the first quarter of fiscal 2014 compared to 24.7% for the comparable period of fiscal 2013.  This variance was driven primarily by higher shrimp and salmon costs, partially offset by lower poultry costs.

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

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 33.1% and 32.6% in the first quarter of fiscal 2014 and the first quarter of fiscal 2013, respectively.  Labor productivity was impacted by reduced efficiencies in part due to the winter storms and fluctuations resulting from the holiday shift.  In addition, we experienced increased group medical costs as a result of higher claims activity.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead and distribution expenses.  As a percentage of revenues, other operating costs and expenses were 24.0% for both the thirteen weeks ended April 1, 2014 and the thirteen weeks ended April 2, 2013.  Higher utilities costs were primarily offset by leverage on rent expense.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, as well as the restaurant field supervision, corporate support and bakery administrative organizations.  As a percentage of revenues, G&A expenses increased to 6.5% for the thirteen weeks ended April 1, 2014 versus 6.2% for the comparable period of fiscal 2013 primarily due to an accrual of costs associated with the pending settlement of a legal claim.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 4.2% for both the thirteen weeks ended April 1, 2014 and the comparable period of last year.

Impairment of Assets and Lease Terminations

In the first quarter of fiscal 2014, we incurred $0.2 million of accelerated depreciation expense related to the planned relocation of one The Cheesecake Factory restaurant.  During the second quarter of fiscal 2014, we expect to incur an additional $0.6 million of expense related to this relocation.  In the first quarter of fiscal 2013, we incurred final expenses of $0.6 million for future rent and other closing costs associated with the closure of three Grand Lux Cafe restaurants.

Preopening Costs

Preopening costs were $2.2 million for the thirteen weeks ended April 1, 2014 compared to $1.3 million in the comparable period of the prior year.  We opened one The Cheesecake Factory restaurant in the first quarter of fiscal 2014 compared to no restaurants in the comparable prior year period.  Preopening costs include all costs to relocate and compensate restaurant management employees during the preopening period, costs to recruit and train hourly restaurant employees, and wages, travel and lodging costs for our opening training team and other support staff members.  Also included in preopening costs are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities.  Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Interest and Other Expense, Net

Interest and other expense, net increased to $1.4 million for the first quarter of fiscal 2014 compared to $1.3 million for the comparable period last year.  Interest expense included $1.0 million in the first quarter of fiscal 2014 compared to $0.9 million in the first quarter of fiscal 2013 associated with landlord construction allowances deemed to be financing in accordance with accounting guidance.

Income Tax Provision

Our effective income tax rate was 28.9% for the first quarter of fiscal 2014 compared to 28.7% for the comparable prior year period.

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen Weeks Ended April 1, 2014	Thirteen Weeks Ended April 2, 2013

Net income	$22,518	$25,292
After-tax impact from:
Impairment of assets and lease terminations (1)	112	386
Adjusted net income	$22,630	$25,678

Diluted net income per share	$0.43	$0.47
After-tax impact from:
Impairment of assets and lease terminations (1)	—	0.01
Adjusted diluted net income per share (2)	$0.43	$0.47

(1)         Represents lease termination expenses related to one The Cheesecake Factory and three Grand Lux Cafe restaurants.  The pre-tax amounts associated with these items were $0.2 million and $0.6 million in the first quarter of fiscal years 2014 and 2013, respectively.  These amounts were recorded in impairment of assets and lease terminations.

(2)         Diluted net income per share may not add due to rounding.

Fiscal 2014 Outlook

For the second quarter of fiscal 2014, we estimate adjusted diluted earnings per share will be between $0.59 and $0.62 based on an assumed comparable restaurant sales increase of between 1.5% and 2.5%.  For fiscal year 2014, we estimate adjusted diluted earnings per share will be between $2.24 and $2.33 based on an assumed increase in comparable restaurant sales of between 1% and 2%.  Our earnings per share sensitivities also incorporate various assumptions regarding other key performance levers as discussed in the Overview section.  We currently expect food cost inflation of between 3% and 4%, driven primarily by higher shrimp and, to a lesser extent, salmon prices, which we estimate will impact earnings per share for fiscal 2014 in a range of $0.07 to $0.10.  We expect operating margins to be slightly positive relative to fiscal 2013 at the midpoint of our sensitivity range and anticipate a fiscal 2014 corporate tax rate of approximately 29%.  These earnings per share estimates do not include any charges recorded or anticipated to be recorded in impairment of assets and lease terminations.  For further discussion of the excluded items, see “Impairment of Assets and Lease Terminations” above.

In fiscal 2014, we plan to open as many as 10 new restaurants, including one relocation, one of which was opened as of the date of this filing.  In addition to these Company-owned locations, we expect as many as three to four restaurants to open in the Middle East and Mexico under our licensing agreements.

We expect cash capital expenditures in fiscal 2014 to range between $105 million and $115 million and anticipate utilizing substantially all of our free cash flow, plus proceeds received from employee stock option exercises, for dividends and share repurchases.

Liquidity and Capital Resources

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Thirteen Weeks Ended April 1, 2014	Thirteen Weeks Ended April 2, 2013
Cash provided by operating activities	$77.1	$45.1
Capital expenditures	$(30.1)	$(14.6)
Borrowing on credit facility	$25.0	—
Proceeds from exercise of stock options	$5.9	$20.0
Cash dividends paid	$(7.2)	$(6.3)
Purchase of treasury stock	$(99.0)	$(42.0)

During the thirteen weeks ended April 1, 2014, our cash and cash equivalents decreased by $30.3 million to $31.5 million.  This decrease was primarily attributable to treasury stock purchases, capital expenditures and dividend payments, partially offset by cash provided by operating activities, borrowing on our Facility and proceeds from exercises of employee stock options.

For fiscal 2014, we currently estimate our cash outlays for capital expenditures to range between $105 million and $115 million, net of agreed-upon up-front cash landlord construction contributions and excluding $14 million of expected non-capitalizable preopening costs for new restaurants.  The amount reflected as additions to property and equipment in the consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each lease.  Our estimate for capital expenditures for fiscal 2014 contemplates a net outlay of $65 million to $70 million for as many as ten restaurants expected to be opened during fiscal 2014 and estimated construction-in-progress disbursements for anticipated early fiscal 2015 openings.  Expected fiscal 2014 capital expenditures also include $25 million to $28 million for maintenance, enhancements and capacity additions to our existing restaurants and $15 million to $17 million for bakery and corporate infrastructure investments, including the construction of a training center at our corporate site.

On October 16, 2013, we entered into a new loan agreement (“Facility”) which amended and restated in its entirety our prior loan agreement dated December 3, 2010.  This Facility, which matures on October 16, 2018, provides us with revolving loan commitments totaling $200 million, of which $50 million may be used for issuances of letters of credit.  Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs.  At April 1, 2014, we had net availability for borrowings of $154 million, based on an outstanding debt balance of $25 million and $21 million in standby letters of credit.  The borrowings under this Facility were used to fund a portion of the ASR program we entered into on February 12, 2014.  We expect to repay this balance during fiscal year 2014.  We did not draw or repay any amounts under the previous credit facility during fiscal year 2013.  We were in compliance with the financial covenants in effect at April 1, 2014.  The Facility also limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio.  See Notes 3 and 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt and ASR programs, respectively.

During the first quarter of fiscal 2014, our Board approved a cash dividend of $0.14 per share which was paid on March 11, 2014 to stockholders of record as of the close of business on February 26, 2014.  Future decisions to pay, increase or decrease dividends continue to be at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements and other such factors that the Board considers relevant.

In July 2013, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 48.5 million shares.  Under this and previous authorizations, we have cumulatively repurchased 40.9 million shares at a total cost of $1,114.5 million through April 1, 2014, including 2.1 million shares of our common stock at a cost of $99.0 million during the first quarter of fiscal 2014.  The shares repurchased in the first quarter of fiscal 2014 include 1.4 million acquired through our ASR program.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.

Based on our current expansion objectives, we believe that during the upcoming 12 months our cash and cash equivalents, combined with expected cash flows provided by operations, available borrowings under our Facility and expected landlord construction contributions should be sufficient in the aggregate to finance our capital allocation strategy, including capital expenditures, share repurchases, repayment of borrowings on our Facility and cash dividends, and allow us to consider additional possible capital allocation strategies, such as the acquisition of other growth vehicles.  We continue to plan to return substantially all of our free cash flow, plus proceeds received from employee stock option exercises, to stockholders in the form of dividends and share repurchases.

As of April 1, 2014, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties.  Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We are exposed to market risk from interest rate changes on our funded debt.  This exposure relates to the component of the interest rate on our $200 million Facility that is indexed to market rates.  Based on $25 million of outstanding borrowings at April 1, 2014, a hypothetical 1% rise in interest rates would increase interest expense by $250,000 on an annual basis.  We had no outstanding borrowings at April 2, 2013, and therefore, had no exposure to interest rate fluctuations on funded debt at that date.  See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.

We are also subject to market risk related to our investments in variable life insurance contracts used to support our Executive Savings Plan, a non-qualified deferred compensation plan, to the extent these investments are not equivalent to the related liability.  In addition, because changes in these investments are not taxable, the full impact of gains or losses affects net income.  Based on balances at April 1, 2014 and December 31, 2013, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes.  However, net income would have declined by $1.5 million at both April 1, 2014 and December 31, 2013.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 1, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended April 1, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 4 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A.  Risk Factors

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“Annual Report”), and there have been no material changes thereto since the filing of our Annual Report.  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information regarding our purchase of our common stock during the thirteen weeks ended April 1, 2014 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 — February 4, 2014	239	$46.41	196	9,391
February 5 — March 4, 2014	228	45.12	207	9,163
March 5 — April 1, 2014	1,599	48.53	1,598	7,564
Total	2,066		2,001

(1)         The total number of shares purchased includes shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

In July 2013, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 48.5 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 40.9 million shares at a total cost of $1,114.5 million through April 1, 2014, including 2.1 million shares of our common stock at a cost of $99.0 million during the first quarter of fiscal 2014.  The shares repurchased in the first quarter of fiscal 2014 include 1.4 million acquired through our ASR program.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.

Our credit facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio.  See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.

Item 6.  Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1	Form of Reorganization Agreement	Amend. No. 1 to Form S-1	33-479336	2.1	8/17/92

3.1	Restated Certificate of Incorporation including Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock	10-K	000-20574	3.1	2/23/11

3.2	Amended and Restated Bylaws as of May 20, 2009	8-K	000-20574	3.8	5/27/09

3.3	Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	8-A	000-20574	1	8/18/98

3.4	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	Amend. No. 1 to Form 8-A	000-20574	2	11/13/03

3.5	Amendment No. 2 to Rights Agreement dated as of August 1, 2008 between The Cheesecake Factory Incorporated and Computershare Trust Company	Amend. No 2 to Form 8-A	000-20574	3	8/1/08

10.1	Master Confirmation dated as of February 27, 2014 between The Cheesecake Factory Incorporated and Goldman, Sachs & Co.	10-K	000-20574	10.45	2/27/14

10.2	Supplemental Confirmation dated as of February 27, 2014 between The Cheesecake Factory Incorporated and Goldman, Sachs & Co.	10-K	000-20574	10.46	2/27/14

10.3*	Notice of Stock Option Grant and Agreement and/or Restricted Stock Grant Agreement	8-K	000-20574	99.1	3/7/14

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer	—	—	—	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	—	—	—	Filed herewith

Exhibit 101	XBRL (Extensible Business Reporting Language) The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2014, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statement of stockholders’ equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.	—	—	—	Filed herewith

* Management contract or compensatory plan or arrangement required to be filed as an exhibit

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2014	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ W. DOUGLAS BENN
W. Douglas Benn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)