Form 10-Q
period 2014-07-01
CHEESECAKE FACTORY INC
filed 2014-08-08
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2014

or

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

As of July 30, 2014, 49,538,583 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

PART I.                                             FINANCIAL INFORMATION

Item 1.                                                    Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	July 1, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$25,577	$61,751
Accounts receivable	9,158	10,081
Income tax receivable	2,767	4,529
Other receivables	31,505	55,461
Inventories	36,379	35,478
Prepaid expenses	42,021	42,595
Deferred income taxes	16,008	16,008
Total current assets	163,415	225,903
Property and equipment, net	810,855	795,379
Other assets:
Intangible assets, net	19,084	18,647
Prepaid rent	46,178	47,064
Other	40,989	37,121
Total other assets	106,251	102,832
Total assets	$1,080,521	$1,124,114
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,494	$35,418
Other accrued expenses	207,419	228,829
Total current liabilities	254,913	264,247
Deferred income taxes	97,047	97,237
Deferred rent	74,082	74,690
Deemed landlord financing liability	72,470	66,197
Long term debt	25,000	—
Other noncurrent liabilities	47,871	44,390
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 91,136,323 and 90,632,325 issued and outstanding at July 1, 2014 and December 31, 2013, respectively	911	906
Additional paid-in capital	619,049	602,469
Retained earnings	1,027,838	989,451
Treasury stock, 41,460,270 and 38,865,951 shares at cost at July 1, 2014 and December 31, 2013, respectively	(1,138,660)	(1,015,473)
Total stockholders’ equity	509,138	577,353
Total liabilities and stockholders’ equity	$1,080,521	$1,124,114

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended July 1, 2014	Thirteen Weeks Ended July 2, 2013	Twenty-Six Weeks Ended July 1, 2014	Twenty-Six Weeks Ended July 2, 2013

Revenues	$496,406	$470,118	$977,837	$933,136

Costs and expenses:
Cost of sales	120,667	112,947	240,029	227,240
Labor expenses	160,777	151,162	320,227	302,145
Other operating costs and expenses	119,577	113,805	235,210	224,783
General and administrative expenses	29,042	27,811	60,284	56,600
Depreciation and amortization expenses	20,534	19,215	40,785	38,445
Impairment of assets and lease terminations	510	1,505	696	2,149
Preopening costs	2,608	2,503	4,842	3,817
Total costs and expenses	453,715	428,948	902,073	855,179
Income from operations	42,691	41,170	75,764	77,957
Interest and other expense, net	(1,544)	(1,271)	(2,935)	(2,581)
Income before income taxes	41,147	39,899	72,829	75,376
Income tax provision	11,098	11,316	20,262	21,501
Net income	$30,049	$28,583	$52,567	$53,875

Net income per share:
Basic	$0.61	$0.54	$1.05	$1.02
Diluted	$0.59	$0.52	$1.01	$0.99

Weighted average shares outstanding:
Basic	49,349	52,892	50,044	52,574
Diluted	51,358	55,073	52,098	54,692

Cash dividends declared per common share	$0.14	$0.12	$0.28	$0.24

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2013	90,632	$906	$602,469	$989,451	$(1,015,473)	$577,353
Net income	—	—	—	52,567	—	52,567
Cash dividends declared	—	—	—	(14,180)	—	(14,180)
Issuance of common stock from stock options exercised	449	4	8,616	—	—	8,620
Tax impact of stock options exercised, net of cancellations	—	—	5,032	—	—	5,032
Stock-based compensation	—	—	7,836	—	—	7,836
Issuance of restricted stock, net of forfeitures	55	1	—	—	—	1
Treasury stock purchases	—	—	—	—	(123,187)	(123,187)
Payment for future treasury stock purchases under accelerated stock repurchase agreement	—	—	(4,904)	—	—	(4,904)
Balance, July 1, 2014	91,136	$911	$619,049	$1,027,838	$(1,138,660)	$509,138

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended July 1, 2014	Twenty-Six Weeks Ended July 2, 2013

Cash flows from operating activities:
Net income	$52,567	$53,875
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	40,785	38,445
Deferred income taxes	(190)	4,718
Impairment of assets and lease terminations	617	1,505
Stock-based compensation	7,738	6,813
Tax impact of stock options exercised, net of cancellations	5,032	2,372
Excess tax benefit related to stock options exercised	(4,923)	(3,265)
Other	897	(713)
Changes in assets and liabilities:
Accounts receivable	923	3,614
Other receivables	23,956	20,251
Inventories	(901)	(6,854)
Prepaid expenses	574	1,765
Other assets	(2,945)	614
Accounts payable	12,076	(11,363)
Income taxes receivable/payable	1,762	(3,110)
Other accrued expenses	(15,860)	(20,021)
Cash provided by operating activities	122,108	88,646
Cash flows from investing activities:
Additions to property and equipment	(57,810)	(37,517)
Additions to intangible assets	(646)	(811)
Cash used in investing activities	(58,456)	(38,328)
Cash flows from financing activities:
Deemed landlord financing proceeds	5,105	2,947
Deemed landlord financing payments	(1,246)	(1,009)
Proceeds from exercise of stock options	8,620	49,421
Excess tax benefit related to stock options exercised	4,923	3,265
Cash dividends paid	(14,137)	(12,605)
Borrowings on credit facility	25,000	—
Treasury stock purchases	(123,187)	(45,283)
Payment for future treasury stock purchases under accelerated stock repurchase agreement	(4,904)	—
Cash used in financing activities	(99,826)	(3,264)
Net change in cash and cash equivalents	(36,174)	47,054
Cash and cash equivalents at beginning of period	61,751	83,569
Cash and cash equivalents at end of period	$25,577	$130,623

Supplemental disclosures:
Interest paid	$2,605	$2,253
Income taxes paid	$13,703	$17,515
Construction payable	$3,342	$1,628

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that provides a comprehensive new revenue recognition model. This will supersede most of the existing revenue recognition requirements and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. This guidance is effective for us beginning in the first quarter of fiscal 2017 and will not have a material impact on our financial statements.

In July 2013, the FASB issued guidance that requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. This guidance was effective for us beginning in the first quarter of fiscal 2014.  The adoption of this new guidance did not have any effect on our financial statements.

2.  Inventories

Inventories consisted of (in thousands):

	July 1, 2014	December 31, 2013

Restaurant food and supplies	$13,396	$15,648
Bakery finished goods and work in progress	17,658	14,672
Bakery raw materials and supplies	5,325	5,158
Total	$36,379	$35,478

3.  Long-Term Debt

On October 16, 2013, we entered into a new loan agreement (“Facility”) which amended and restated in its entirety our prior loan agreement dated December 3, 2010.  This Facility, which matures on October 16, 2018, provides us with revolving loan commitments totaling $200 million, of which $50 million may be used for issuances of letters of credit.  Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs.  The Facility contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and the satisfaction of certain conditions.  Our obligations under the Facility are unsecured.  Certain of our material subsidiaries have guaranteed our obligations under the Facility.  At July 1, 2014, we had net availability for borrowings of $154 million, based on an outstanding debt balance of $25 million and $21 million in standby letters of credit.  The borrowings under this Facility were used to fund a portion of the Accelerated Stock Repurchase (“ASR”) program we entered into on February 27, 2014.  See Note 5 for further discussion of our ASR program.  We did not draw or repay any amounts under the current or previous credit facility during fiscal year 2013.

We are subject to certain financial covenants under the Facility requiring us to maintain (i) a maximum “Net Adjusted Leverage Ratio” of 4.0, comprised of debt plus eight times rent minus unrestricted cash and cash equivalents in excess of $25 million divided by “EBITDAR” (trailing 12-month earnings before interest, taxes, depreciation, amortization, noncash stock option expense, rent and permitted acquisition costs) and (ii) a trailing 12-month minimum EBITDAR to interest and rental expense ratio (“EBITDAR Ratio”) of 1.9.  Our Net Adjusted Leverage and EBITDAR Ratios were 2.6 and 3.0, respectively, at July 1, 2014, and we were in compliance with the financial covenants in effect at that date.  The Facility also limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on the Net Adjusted Leverage Ratio.

Borrowings under the Facility bear interest, at our option, at a rate equal to either (i) the Adjusted LIBO Rate plus a margin ranging from 1.00% to 1.75% based on our Net Adjusted Leverage Ratio or (ii) the highest of (a) the rate of interest publicly announced by JPMorgan Chase Bank as its prime rate in effect, (b) the Federal Funds Effective Rate from time to time plus 0.5% or (c) the one-month Adjusted LIBO Rate plus 1.0%, plus a margin ranging from 0.00% to 0.75% based on our Net Adjusted Leverage Ratio.  Under the Facility, we paid certain customary loan origination fees and owe a fee on the unused portion of the Facility ranging from 0.15% to 0.30% also based on our Net Adjusted Leverage Ratio.

4. Commitments and Contingencies

On April 11, 2013, a current restaurant hourly employee filed a class action lawsuit in the California Superior Court, Placer County, alleging that the Company violated the California Labor Code and California Business and Professions Code, by requiring employees to purchase uniforms for work (Sikora v. The Cheesecake Factory Restaurants, Inc., et al; Case No SCV0032820).  A similar lawsuit covering a different time period was also filed in Placer County (Reed v. The Cheesecake Factory Restaurants, Inc. et al; Case No. S CV 27073).  By stipulation the parties agreed to transfer the Reed and Sikora cases to Los Angeles County.  Both cases (Case Nos. SCV0032820 and S CV 2703) were subsequently coordinated together in Los Angeles County by order of the Judicial Council.  On November 15, 2013, the Company filed a motion to strike certain causes of action raised in Case No. SCV003820, which motion is currently scheduled for hearing on September 10, 2014.  We were also arbitrating similar uniform and related issues under federal law in separate collective actions in Alabama, Colorado, Ohio, Tennessee, and Texas (Smith v. The Cheesecake Factory Restaurants, Inc. et al; Case No. 3 06 0829).  On October 24, 2013, the arbitrator in the Tennessee matter (Case No. 3 06 0829) denied summary judgment motions filed both by the claimants and by us on the uniform issue.  In January 2013, the arbitrator in the Ohio matter (Case No. 3 06 0829) ruled in favor of the Company on the material claims raised in the Ohio arbitration, including uniform, minimum wage and overtime issues, while finding in favor of the claimants on two non-material claims.  The claimants then filed a motion to vacate the Ohio arbitration decision.  These lawsuits and arbitrations sought unspecified amounts of penalties and other monetary payments on behalf of the respective claimants and other purported class members.  On May 29, 2014, the parties agreed to a confidential settlement that was approved by the arbitrator in Case No. 3 06 0829.  We expensed an immaterial amount for this settlement in the first quarter of fiscal 2014.

Within the ordinary course of our business, we are subject to private lawsuits, government audits, administrative proceedings and other claims.  These matters typically involve claims from guests, staff members and others related to operational issues common to the foodservice industry.  A number of these claims may exist at any given time, and some of the claims may be pled as class actions.  From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks and other intellectual property, both domestically and abroad.  We could be affected by adverse publicity and litigation costs resulting from such allegations, regardless of whether these allegations are valid or whether we are legally determined to be liable.  At this time, we believe that the final disposition of any pending lawsuits, audits, proceedings and claims will not have a material adverse effect individually or in the aggregate on our financial position, results of operations or liquidity.  It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, audits, proceedings or claims.

5. Stockholders’ Equity

During the second quarter of fiscal 2014, our Board of Directors approved a cash dividend of $0.14 per share which was paid on May 20, 2014 to stockholders of record as of the close of business on May 7, 2014.  On July 21, 2014, our Board approved a cash dividend of $0.165 per share to be paid on August 19, 2014 to stockholders of record as of the close of business on August 6, 2014, representing an increase of 18% over our previously declared quarterly dividend.  Future decisions to pay, increase or decrease dividends continue to be at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements and other such factors that the Board considers relevant.

In July 2013, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 48.5 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 41.5 million shares at a total cost of $1,138.7 million through July 1, 2014, including 0.5 million shares of our common stock at a cost of $24.2 million during the second quarter of fiscal 2014.

Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  The timing and number of shares repurchased pursuant to the share repurchase authorization are subject to a number of factors, including legal constraints and financial covenants under our Facility that limit share repurchases based on a defined ratio.  See Note 3 for further discussion of our long-term debt.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us.  Purchases in the open market are made in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 (the “Act”).  We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, including dividend payments, a review of our capital structure and cost of capital, our share price and current market conditions.  Our objectives with regard to share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.

In October 2013, our Board approved the adoption of a prearranged share repurchase plan under Rule 10b5-1 (“10b5-1 Plan”) of the Act, effective from January 2, 2014 through July 1, 2014.  This 10b5-1 Plan terminated on July 1, 2014 in accordance with its terms.  On July 21, 2014, our Board approved the adoption of a new 10b5-1 Plan, which is effective from September 5, 2014 through December 31, 2014.

On July 21, 2014, our Board also approved the terms of a share repurchase plan (“10b-18 Plan”) under which we are authorized to repurchase shares of our common stock in open market transactions in accordance with Rule 10b-18 of the Act, effective from July 28, 2014 through August 12, 2014.

On February 27, 2014, we entered into a collared accelerated stock repurchase (“ASR”) agreement with a financial institution to repurchase $75 million of our common stock.  The minimum number of shares to be repurchased, 1.4 million, was delivered in March  2014.  Upon settlement of the ASR program, we received an additional 0.2 million shares on July 21, 2014.

6.  Stock-Based Compensation

The following table presents information related to stock-based compensation (in thousands):

	Thirteen Weeks Ended July 1, 2014	Thirteen Weeks Ended July 2, 2013	Twenty-Six Weeks Ended July 1, 2014	Twenty-Six Weeks Ended July 2, 2013

Labor expenses	$1,196	$1,049	$2,536	$2,093
Other operating costs and expenses	42	52	89	98
General and administrative expenses	2,661	2,307	5,113	4,622
Total stock-based compensation	3,899	3,408	7,738	6,813
Income tax benefit	1,491	1,304	2,960	2,606
Total stock-based compensation, net of taxes	$2,408	$2,104	$4,778	$4,207

Capitalized stock-based compensation (1)	$51	$41	$99	$88

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

Stock Options

We did not issue any stock options during the second quarters of fiscal 2014 or fiscal 2013.

Stock option activity during the twenty-six weeks ended July 1, 2014 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 31, 2013	4,823	$23.70	4.1	$118,505
Granted	330	48.19
Exercised	(449)	19.22
Forfeited or cancelled	(26)	30.26
Outstanding at July 1, 2014	4,678	$25.82	3.9	$98,824

Exercisable at July 1, 2014	2,649	$23.74	3.1	$61,213

(1)                            Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal period end date.

The total intrinsic value of options exercised during the thirteen and twenty-six weeks ended July 1, 2014 was $3.8 million and $12.7 million, respectively.  The total intrinsic value of options exercised during the thirteen and twenty-six weeks ended July 2, 2013 was $11.7 million and $19.8 million, respectively.  As of July 1, 2014, the total unrecognized stock-based compensation expense related to unvested stock options was $14.1 million, which we expect to recognize over a weighted average period of approximately 2.3 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the thirteen weeks ended July 1, 2014 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)	(Per share)

Outstanding at December 31, 2013	1,672	$32.81
Granted	307	48.11
Vested	(166)	23.01
Forfeited	(56)	36.19
Outstanding at July 1, 2014	1,757	$36.30

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant.  The weighted average fair value at the grant date for restricted shares and restricted share units issued during the second quarter of fiscal 2014 and fiscal 2013 was $48.19 and $39.75, respectively.  The fair value of shares that vested during the thirteen and twenty-six weeks ended July 1, 2014 was $0.1 million and $3.8 million, respectively.  The fair value of shares that vested during the thirteen and twenty-six weeks ended July 2, 2013 was $6 thousand and $2.4 million, respectively.  As of July 1, 2014, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $37.4 million, which we expect to recognize over a weighted average period of approximately 3.4 years.

7.  Net Income Per Share

At July 1, 2014 and July 2, 2013, 1.8 million and 1.5 million shares, respectively, of restricted stock issued to employees were unvested, and therefore excluded from the calculation of basic earnings per share for the fiscal quarters ended on those dates.  Diluted net income per share includes the dilutive effect of outstanding equity awards, calculated using the treasury stock method.  Assumed proceeds from the in-the-money options include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by FASB Accounting Standards Codification (“ASC”) 718, “Compensation — Stock Option Compensation.”

	Thirteen Weeks Ended July 1, 2014	Thirteen Weeks Ended July 2, 2013	Twenty-Six Weeks Ended July 1, 2014	Twenty-Six Weeks Ended July 2, 2013
	(In thousands, except per share data)
Net income	$30,049	$28,583	$52,567	$53,875

Basic weighted average shares outstanding	49,349	52,892	50,044	52,574
Dilutive effect of equity awards	2,009	2,181	2,054	2,118

Diluted weighted average shares outstanding	51,358	55,073	52,098	54,692

Basic net income per share	$0.61	$0.54	$1.05	$1.02

Diluted net income per share	$0.59	$0.52	$1.01	$0.99

Shares of common stock equivalents of 0.4 million and 0.8 million for the thirteen and twenty-six weeks ended July 1, 2014, respectively, and 0.5 million and 1.1 million for the thirteen and twenty-six weeks ended July 2, 2013, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

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

Segment information is presented below (in thousands):

	Thirteen Weeks Ended July 1, 2014	Thirteen Weeks Ended July 2, 2013	Twenty-Six Weeks Ended July 1, 2014	Twenty-Six Weeks Ended July 2, 2013
Revenues:
The Cheesecake Factory restaurants	$451,454	$424,845	$888,060	$837,396
Other	44,952	45,273	89,777	95,740
Total	$496,406	$470,118	$977,837	$933,136

Income from operations:
The Cheesecake Factory restaurants (1)	$65,046	$62,718	$123,036	$121,955
Other (2)	4,589	5,106	9,015	9,606
Corporate	(26,944)	(26,654)	(56,287)	(53,604)
Total	$42,691	$41,170	$75,764	$77,957

Depreciation and amortization:
The Cheesecake Factory restaurants	$16,897	$15,551	$33,651	$31,066
Other	2,609	2,605	5,200	5,225
Corporate	1,028	1,059	1,934	2,154
Total	$20,534	$19,215	$40,785	$38,445

Capital expenditures:
The Cheesecake Factory restaurants	$25,906	$20,721	$54,022	$33,995
Other	418	1,305	1,412	1,483
Corporate	1,385	910	2,376	2,039
Total	$27,709	$22,936	$57,810	$37,517

	July 1, 2014	December 31, 2013
Total assets:
The Cheesecake Factory restaurants	$792,709	$813,780
Other	151,604	155,231
Corporate	136,208	155,103
Total	$1,080,521	$1,124,114

(1)       Includes $0.2 million and $0.5 million in the first and second quarters of fiscal 2014, respectively, related to the relocation of one restaurant.  Also includes $1.5 million in the second quarter of fiscal 2013 related to the relocation of two restaurants.  These items were recorded in impairment of assets and lease terminations.

(2)       Includes $0.6 million in the first quarter of fiscal 2013 for three Grand Lux Cafe locations where we discontinued operations.  This item was recorded in impairment of assets and lease terminations.

9.  Subsequent Events

On July 21, 2014, we received 0.2 million shares of our common stock upon settlement of our ASR program.  See Stockholders’ Equity for further discussion of this program.

On July 21, 2014, our Board approved a cash dividend of $0.165 per share to be paid on August 19, 2014 to stockholders of record as of the close of business on August 6, 2014, representing an increase of 18% over our previously declared quarterly dividend.

On July 21, 2014, our Board approved the adoption of a 10b5-1 Plan, which is effective from September 5, 2014 through December 31, 2014.  On July 21, 2014, our Board also approved the terms of a10b-18 Plan, which is effective from July 28, 2014 through August 12, 2014.

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

As of August 8, 2014, we operated 184 Company-owned restaurants: 172 under The Cheesecake Factory® mark; 11 under the Grand Lux Cafe® mark; and one under the RockSugar Pan Asian Kitchen® mark.  We also operated two bakery production facilities.

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

In fiscal 2011, we entered into an exclusive licensing agreement with a restaurant and retail operator based in Kuwait to develop The Cheesecake Factory restaurants in the Middle East. This licensee currently operates four locations, two in the United Arab Emirates, and one each in Kuwait and the Kingdom of Saudi Arabia.  In fiscal 2013, we entered into an exclusive licensing agreement with a restaurant operator based in Mexico to develop The Cheesecake Factory restaurants in Mexico and Chile.  This licensee opened its first restaurant in Guadalajara, Mexico in July 2014.  In April 2014, we entered into an exclusive licensing agreement with a restaurant operator based in Hong Kong to develop The Cheesecake Factory restaurants in Hong Kong, Macao, Taiwan and the People’s Republic of China.  These licensing agreements include initial development fees, site and design fees and ongoing royalties on our licensees’ restaurant sales.  In addition, our licensees purchase bakery products branded under The Cheesecake Factory® trademark from us.

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

	Thirteen Weeks Ended July 1, 2014	Thirteen Weeks Ended July 2, 2013	Twenty-Six Weeks Ended July 1, 2014	Twenty-Six Weeks Ended July 2, 2013

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	24.3	24.0	24.5	24.3
Labor expenses	32.4	32.2	32.7	32.4
Other operating costs and expenses	24.1	24.2	24.1	24.1
General and administrative expenses	5.9	5.9	6.2	6.1
Depreciation and amortization expenses	4.1	4.1	4.2	4.1
Impairment of assets and lease terminations	0.1	0.3	0.1	0.2
Preopening costs	0.5	0.5	0.5	0.4
Total costs and expenses	91.4	91.2	92.3	91.6
Income from operations	8.6	8.8	7.7	8.4
Interest and other expense, net	(0.3)	(0.3)	(0.3)	(0.3)
Income before income taxes	8.3	8.5	7.4	8.1
Income tax provision	2.2	2.4	2.0	2.3
Net income	6.1%	6.1%	5.4%	5.8%

Thirteen Weeks Ended July 1, 2014 Compared to Thirteen Weeks Ended July 2, 2013

Revenues

Revenues increased 5.6% to $496.4 million for the thirteen weeks ended July 1, 2014 compared to $470.1 million for the thirteen weeks ended July 2, 2013.  Comparable restaurant sales increased by 1.2%, or $5.2 million, from the second quarter of fiscal 2013, driven by average check growth of 2.3% (based on an increase of 2.0% in pricing and 0.3% change in mix), partially offset by a decrease in guest traffic of 1.1%.  A shift of the Easter holiday and spring breaks into April 2014 from March in the prior year positively impacted comparable sales by approximately 0.6%.

Total restaurant operating weeks increased 4.1% to 2,355 for the thirteen weeks ended July 1, 2014 compared to the prior year period.  Average sales per restaurant operating week increased approximately 1.5% to $205,050 in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013.

Comparable sales at The Cheesecake Factory restaurants increased by 1.5% from the prior year second quarter driven by average check growth, partially offset by a decrease in guest traffic.  We implemented effective menu price increases of approximately 1.0% during the third quarter of fiscal 2013 and the first quarter of fiscal 2014.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, The Cheesecake Factory menu included a 2.0% increase in pricing for the thirteen weeks ended July 1, 2014.

Comparable sales at our Grand Lux Cafe restaurants decreased by 2.7% from the prior year second quarter driven by lower guest traffic, partially offset by average check growth.  With fewer restaurants in operation than The Cheesecake Factory and a number of locations that are proportionately larger in size, Grand Lux Cafe can experience greater variability in its comparable sales from quarter to quarter.  We implemented effective menu price increases of approximately 1.3% and 1.2% during the fourth quarter of fiscal 2013 and the second quarter of fiscal 2014, respectively.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, the Grand Lux Cafe menu included a 2.3% increase in pricing for the thirteen weeks ended July 1, 2014.

Restaurants become eligible to enter our comparable sales base in their 19th month of operation.  At July 1, 2014, there were 12 The Cheesecake Factory restaurants not yet in our comparable sales base.  International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from our comparable sales calculations.  In the first quarter of fiscal 2013, our The Cheesecake Factory location in Hawaii was closed for approximately four weeks for repairs due to fire damage.  This restaurant was also excluded from our comparable sales calculations for the time period it was closed.  Factors outside of our control, such as macroeconomic conditions, weather patterns, timing of holidays, competition and other factors, including those referenced in Part I, Item lA, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013, can impact comparable sales.

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

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses.  As a percentage of revenues, cost of sales was 24.3% for the second quarter of fiscal 2014 compared to 24.0% for the comparable period of fiscal 2013.  This variance was driven primarily by higher dairy, shrimp and salmon costs, partially offset by lower poultry costs.

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

We attempt to negotiate short-term and long-term agreements for our principal commodity, supply and equipment requirements, depending on market conditions and expected demand.  However, we are currently unable to contract for extended periods of time for certain of our commodities such as some fish and certain dairy items (excluding cream cheese used in our bakery operations).  Where we are not contracted, commodities can be subject to unforeseen supply and cost fluctuations.

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

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 32.4% and 32.2% in the second quarter of fiscal 2014 and the second quarter of fiscal 2013, respectively.  Increased group medical costs driven by both higher claims activity and more participants staying on our medical plans was partially offset by better labor productivity and lower payroll taxes.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead and distribution expenses.  As a percentage of revenues, other operating costs and expenses were 24.1% for the thirteen weeks ended July 1, 2014 and 24.2% for the thirteen weeks ended July 2, 2013.  Leverage on rent expense and timing of marketing costs were offset by higher workers’ compensation expenses and utilities.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, as well as the restaurant field supervision, corporate support and bakery administrative organizations.  As a percentage of revenues, G&A expenses were 5.9% for both the thirteen weeks ended July 1, 2014 and July 2, 2013.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 4.1% for the thirteen weeks ended July 1, 2014 and the comparable period of last year.

Impairment of Assets and Lease Terminations

In the second quarter of fiscal 2014, we incurred $0.5 million of accelerated depreciation, future rent and other closing costs related to the relocation of one The Cheesecake Factory restaurant.  In the second quarter of fiscal 2013, we incurred $1.5 million of impairment expense related to the planned relocation of two The Cheesecake Factory restaurants.

Preopening Costs

Preopening costs were $2.6 million for the thirteen weeks ended July 1, 2014 compared to $2.5 million in the comparable period of the prior year.  We opened two The Cheesecake Factory restaurants in the second quarter of fiscal 2014 and one The Cheesecake Factory restaurant in the second quarter of 2013.  Preopening costs include all costs to relocate and compensate restaurant management employees during the preopening period, costs to recruit and train hourly restaurant employees, and wages, travel and lodging costs for our opening training team and other support staff members.  Also included in preopening costs are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities.  Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Interest and Other Expense, Net

Interest and other expense, net increased to $1.5 million for the second quarter of fiscal 2014 compared to $1.3 million for the comparable period last year.  Interest expense included $0.9 million in the second quarter of fiscal 2014 and the second quarter of fiscal 2013 associated with landlord construction allowances deemed to be financing in accordance with applicable accounting guidance.

Income Tax Provision

Our effective income tax rate was 27.0% for the second quarter of fiscal 2014 compared to 28.4% for the comparable prior year period.  The decrease was primarily attributable to a higher proportion of FICA tip credit in relation to pre-tax income as well as changes in the value of our investments in variable life insurance contracts used to support our Executive Savings Plan, a non-qualified deferred compensation plan.

Twenty-Six Weeks Ended July 1, 2014 Compared to Twenty-Six Weeks Ended July 2, 2013

Revenues

Revenues increased 4.8% to $977.8 million for the twenty-six weeks ended July 1, 2014 compared to $933.1 million for the twenty-six weeks ended July 2, 2013.  Comparable restaurant sales increased by 1.0%, or $8.9 million, from the second quarter of fiscal 2013, driven by average check growth of 2.2% (based on an increase of 2.0% in pricing and 0.2% change in mix), partially offset by a decrease in guest traffic of 1.2%.

Total restaurant operating weeks increased 3.2% to 4,702 for the twenty-six weeks ended July 1, 2014 compared to the prior year period.  Average sales per restaurant operating week increased approximately 1.8% to $202,180 in the first half of fiscal 2014 compared to the first half of fiscal 2013.

Comparable sales at The Cheesecake Factory restaurants increased by 1.5% from the prior year first half driven by average check growth, partially offset by a decrease in guest traffic.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, The Cheesecake Factory menu included a 2.0% increase in pricing for the twenty-six weeks ended July 1, 2014.  In the first quarter of fiscal 2013, our The Cheesecake Factory location in Hawaii was closed for approximately four weeks for repairs due to fire damage.  This restaurant was excluded from our comparable sales calculations for the time period it was closed.

Comparable sales at our Grand Lux Cafe restaurants decreased by 2.7% from the prior year first half driven by lower guest traffic, partially offset by average check growth.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, the Grand Lux Cafe menu included a 2.1% increase in pricing for the twenty-six weeks ended July 1, 2014.

Cost of Sales

As a percentage of revenues, cost of sales was 24.5% for the first half of fiscal 2014 compared to 24.3% for the comparable period of fiscal 2013.  This variance was driven primarily by higher dairy, shrimp and salmon costs, partially offset by lower poultry costs.

Labor Expenses

As a percentage of revenues, labor expenses were 32.7% and 32.4% in the first half of fiscal 2014 and the first half of fiscal 2013, respectively.  Increased group medical costs driven by both higher claims activity and more participants staying on our medical plans was partially offset by lower payroll taxes.

Other Operating Costs and Expenses

As a percentage of revenues, other operating costs and expenses were 24.1% for the twenty-six weeks ended July 1, 2014 and 24.1% for the twenty-six weeks ended July 2, 2013.  Leverage on rent expense was offset by higher utilities costs.

General and Administrative Expenses

As a percentage of revenues, G&A expenses increased to 6.2% for the twenty-six weeks ended July 1, 2014 versus 6.1% for the comparable period of fiscal 2013 primarily due to costs associated with the settlement of a legal claim.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 4.2% for the twenty-six weeks ended July 1, 2014 and 4.1% for the comparable period of last year.

Impairment of Assets and Lease Terminations

In the first half of fiscal 2014, we incurred $0.7 million of accelerated depreciation, future rent and other closing costs related to the relocation of one The Cheesecake Factory restaurant.  In the first half of fiscal 2013, we incurred $0.6 million in future rent and other closing costs associated with the closure of three Grand Lux Cafe restaurants and $1.5 million of impairment expense related to the relocation of two The Cheesecake Factory restaurants.

Preopening Costs

Preopening costs were $4.8 million for the twenty-six weeks ended July 1, 2014 compared to $3.8 million in the comparable period of the prior year.  We opened three The Cheesecake Factory restaurants in the first half of fiscal 2014 and one The Cheesecake Factory restaurant in the first half of 2013.

Interest and Other Expense, Net

Interest and other expense, net increased to $2.9 million for the first half of fiscal 2014 compared to $2.6 million for the comparable period last year.  Interest expense included $1.9 million in the first half of fiscal 2014 compared to $1.8 million in the first half of fiscal 2013 associated with landlord construction allowances deemed to be financing in accordance with applicable accounting guidance.

Income Tax Provision

Our effective income tax rate was 27.8% for the first half of fiscal 2014 compared to 28.5% for the comparable prior year period.  The decrease was primarily attributable to a higher proportion of FICA tip credit in relation to pre-tax income.

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen Weeks Ended July 1, 2014	Thirteen Weeks Ended July 2, 2013	Twenty-Six Weeks Ended July 1, 2014	Twenty-Six Weeks Ended July 2, 2013

Net income	$30,049	$28,583	$52,567	$53,875
After-tax impact from:
Impairment of assets and lease terminations (1)	306	903	418	1,289
Adjusted net income	$30,355	$29,486	$52,985	$55,164

Diluted net income per share	$0.59	$0.52	$1.01	$0.99
After-tax impact from:
Impairment of assets and lease terminations (1)	0.01	0.02	0.01	0.02
Adjusted diluted net income per share (2)	$0.59	$0.54	$1.02	$1.01

(1)         Represents lease termination expenses related to one The Cheesecake Factory and three Grand Lux Cafe restaurants. The pre-tax amounts associated with these items are $0.5 million and $0.7 million for the thirteen and twenty-six weeks ended July 1, 2014, respectively, and $1.5 million and $2.1 million for the thirteen and twenty-six weeks ended July 2, 2013, respectively.  Expenses were recorded in impairment of assets and lease terminations. See impairment of assets and lease terminations for further discussion of these charges.

(2)         Diluted net income per share may not add due to rounding.

Fiscal 2014 Outlook

For the third quarter of fiscal 2014, we estimate adjusted diluted earnings per share will be between $0.55 and $0.58 based on an assumed comparable restaurant sales increase of between 1.0% and 2.0%.  For fiscal year 2014, we estimate adjusted diluted earnings per share will be between $2.19 and $2.25 based on an assumed increase in comparable restaurant sales of between 1% and 1.5%.  Our earnings per share sensitivities also incorporate various assumptions regarding other key performance levers as discussed in the Overview section.  We currently expect food cost inflation of between 3% and 4% for fiscal 2014, due primarily to higher shrimp, salmon and dairy prices.  At the midpoint of our sensitivity range, we expect operating margins to be slightly negative relative to fiscal 2013 driven predominantly by increased food costs.  We anticipate a fiscal 2014 corporate tax rate of approximately 28%.  These earnings per share estimates do not include any charges recorded or anticipated to be recorded in impairment of assets and lease terminations.  For further discussion of the excluded items, see “Impairment of Assets and Lease Terminations” above.

In fiscal 2014, we plan to open as many as 10 new restaurants, including one relocation, five of which were opened as of the date of this filing.  In addition to these Company-owned locations, we expect as many as three to four restaurants to open in the Middle East and Mexico under our licensing agreements, one of which was opened in Mexico as of the date of this filing.

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

Liquidity and Capital Resources

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Twenty-Six Weeks Ended July 1, 2014	Twenty-Six Weeks Ended July 2, 2013
Cash provided by operating activities	$122.1	$88.6
Capital expenditures	$(57.8)	$(37.5)
Borrowing on credit facility	$25.0	—
Proceeds from exercise of stock options	$8.6	$49.4
Cash dividends paid	$(14.1)	$(12.6)
Purchase of treasury stock	$(123.2)	$(45.3)

During the twenty-six weeks ended July 1, 2014, our cash and cash equivalents decreased by $36.2 million to $25.6 million.  This decrease was primarily attributable to treasury stock purchases, capital expenditures and dividend payments, partially offset by cash provided by operating activities, borrowing on our Facility and proceeds from exercises of employee stock options.

For fiscal 2014, we currently estimate our cash outlays for capital expenditures to range between $105 million and $115 million, net of agreed-upon up-front cash landlord construction contributions and excluding $14 million of expected non-capitalizable preopening costs for new restaurants.  The amount reflected as additions to property and equipment in the consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each lease.  Our estimate for capital expenditures for fiscal 2014 contemplates a net outlay of $67 million to $73 million for as many as ten restaurants expected to be opened during fiscal 2014 and estimated construction-in-progress disbursements for anticipated early fiscal 2015 openings.  Expected fiscal 2014 capital expenditures also include $26 million to $28 million for maintenance, enhancements and capacity additions to our existing restaurants and $12 million to $14 million for bakery and corporate infrastructure investments, including the construction of a training center at our corporate site.

On October 16, 2013, we entered into a new loan agreement which amended and restated in its entirety our prior loan agreement dated December 3, 2010.  This Facility, which matures on October 16, 2018, provides us with revolving loan commitments totaling $200 million, of which $50 million may be used for issuances of letters of credit.  Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs.  At July 1, 2014, we had net availability for borrowings of $154 million, based on an outstanding debt balance of $25 million and $21 million in standby letters of credit.  The borrowings under this Facility were used to fund a portion of the ASR program we entered into on February 27, 2014.  We expect to repay this debt balance during fiscal year 2014.  We did not draw or repay any amounts under the previous credit facility during fiscal year 2013.  We were in compliance with the financial covenants in effect at July 1, 2014.  The Facility also limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio.  See Notes 3 and 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt and ASR programs, respectively.

During the second quarter of fiscal 2014, our Board approved a cash dividend of $0.14 per share which was paid on May 20, 2014 to stockholders of record as of the close of business on May 7, 2014.  On July 21, 2014, our Board approved a cash dividend of $0.165 per share to be paid on August 19, 2014 to stockholders of record as of the close of business on August 6, 2014, representing an increase of 18% over our previously declared quarterly dividend.  Future decisions to pay, increase or decrease dividends continue to be at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements and other such factors that the Board considers relevant.

In July 2013, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 48.5 million shares.  Under this and previous authorizations, we have cumulatively repurchased 41.5 million shares at a total cost of $1,138.7 million through July 1, 2014, including 0.5 million shares of our common stock at a cost of $24.2 million during the second quarter of fiscal 2014.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.

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

As of July 1, 2014, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties.  Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We are exposed to market risk from interest rate changes on our funded debt.  This exposure relates to the component of the interest rate on our $200 million Facility that is indexed to market rates.  Based on $25 million of outstanding borrowings at July 1, 2014, a hypothetical 1% rise in interest rates would increase interest expense by $250,000 on an annual basis.  We had no outstanding borrowings at July 2, 2013, and therefore, had no exposure to interest rate fluctuations on funded debt at that date.  See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.

We are also subject to market risk related to our investments in variable life insurance contracts used to support our Executive Savings Plan, a non-qualified deferred compensation plan, to the extent these investments are not equivalent to the related liability.  In addition, because changes in these investments are not taxable, the full impact of gains or losses affects net income.  Based on balances at July 1, 2014 and December 31, 2013, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes.  However, net income would have declined by $1.6 million and $1.5 million at July 1, 2014 and December 31, 2013, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 1, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended July 1, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information regarding our purchase of our common stock during the thirteen weeks ended July 1, 2014 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2 — May 6, 2014	221	$46.64	220	7,343
May 7 — June 3, 2014	217	44.79	217	7,126
June 4 — July 1, 2014	90	46.24	90	7,036
Total	528		527

(1)   The total number of shares purchased includes shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

In July 2013, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 48.5 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 41.5 million shares at a total cost of $1,138.7 million through July 1, 2014, including 0.5 million shares of our common stock at a cost of $24.2 million during the second quarter of fiscal 2014.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.

Our credit facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio.  See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.

Item 6.  Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1	Form of Reorganization Agreement	Amend. No. 1 to Form S-1	33-479336	2.1	8/17/92

3.1	Restated Certificate of Incorporation including Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock	10-K	000-20574	3.1	2/23/11

3.2	Amended and Restated Bylaws as of May 20, 2009	8-K	000-20574	3.8	5/27/09

3.3	Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	8-A	000-20574	1	8/18/98

3.4	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	Amend. No. 1 to Form 8-A	000-20574	2	11/13/03

3.5	Amendment No. 2 to Rights Agreement dated as of August 1, 2008 between The Cheesecake Factory Incorporated and Computershare Trust Company	Amend. No 2 to Form 8-A	000-20574	3	8/1/08

10.1*	2010 Stock Incentive Plan, as amended effective April 3, 2014	DEF 14A	000-20574	Appendix A	4/17/14

10.2*	Fifth Amendment to Amended and Restated Executive Savings Plan	—	—	—	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer	—	—	—	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	—	—	—	Filed herewith

Exhibit 101	XBRL (Extensible Business Reporting Language) The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2014, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statement of stockholders’ equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.	—	—	—	Filed herewith

* Management contract or compensatory plan or arrangement required to be filed as an exhibit

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2014	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ W. DOUGLAS BENN
W. Douglas Benn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)