Form 10-Q
period 2014-09-30
CHEESECAKE FACTORY INC
filed 2014-11-07
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 29, 2014, 49,493,524 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

PART I                                                     FINANCIAL INFORMATION

Item 1.                                                         Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$22,141	$61,751
Accounts receivable	11,013	10,081
Income tax receivable	11,539	4,529
Other receivables	35,555	55,461
Inventories	37,166	35,478
Prepaid expenses	40,343	42,595
Deferred income taxes	16,095	16,008
Total current assets	173,852	225,903
Property and equipment, net	824,410	795,379
Other assets:
Intangible assets, net	20,504	18,647
Prepaid rent	45,764	47,064
Other	40,984	37,121
Total other assets	107,252	102,832
Total assets	$1,105,514	$1,124,114
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,647	$35,418
Other accrued expenses	211,993	228,829
Total current liabilities	262,640	264,247
Deferred income taxes	96,149	97,237
Deferred rent	73,867	74,690
Deemed landlord financing liability	76,653	66,197
Long-term debt	25,000	—
Other noncurrent liabilities	48,631	44,390
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized; 91,342,840 and 90,632,325 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	913	906
Additional paid-in capital	636,255	602,469
Retained earnings	1,043,902	989,451
Treasury stock, 41,916,080 and 38,865,951 shares at cost at September 30, 2014 and December 31, 2013, respectively	(1,158,496)	(1,015,473)
Total stockholders’ equity	522,574	577,353
Total liabilities and stockholders’ equity	$1,105,514	$1,124,114

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended September 30, 2014	Thirteen Weeks Ended October 1, 2013	Thirty-nine Weeks Ended September 30, 2014	Thirty-nine Weeks Ended October 1, 2013

Revenues	$499,114	$469,699	$1,476,951	$1,402,835

Costs and expenses:
Cost of sales	124,028	112,430	364,057	339,670
Labor expenses	163,279	150,910	483,506	453,055
Other operating costs and expenses	123,095	113,955	358,305	338,738
General and administrative expenses	29,641	28,805	89,925	85,405
Depreciation and amortization expenses	20,930	19,661	61,715	58,106
Impairment of assets and lease terminations	—	1,097	696	3,246
Preopening costs	3,966	4,210	8,808	8,027
Total costs and expenses	464,939	431,068	1,367,012	1,286,247
Income from operations	34,175	38,631	109,939	116,588
Interest and other expense, net	(1,381)	(727)	(4,316)	(3,308)
Income before income taxes	32,794	37,904	105,623	113,280
Income tax provision	8,571	10,423	28,833	31,924
Net income	$24,223	$27,481	$76,790	$81,356

Net income per share:
Basic	$0.49	$0.52	$1.55	$1.55
Diluted	$0.48	$0.50	$1.48	$1.49

Weighted average shares outstanding:
Basic	48,981	52,416	49,690	52,521
Diluted	50,963	54,612	51,722	54,654

Cash dividends declared per common share	$0.165	$0.14	$0.445	$0.38

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance, December 31, 2013	90,632	$906	$602,469	$989,451	$(1,015,473)	$577,353
Net income	—	—	—	76,790	—	76,790
Cash dividends declared	—	—	—	(22,339)	—	(22,339)
Issuance of common stock from stock options exercised	658	6	12,766	—	—	12,772
Tax impact of stock options exercised, net of cancellations	—	—	6,377	—	—	6,377
Stock-based compensation	—	—	11,947	—	—	11,947
Issuance of restricted stock, net of forfeitures	53	1	—	—	—	1
Treasury stock purchases	—	—	2,696	—	(143,023)	(140,327)
Balance, September 30, 2014	91,343	$913	$636,255	$1,043,902	$(1,158,496)	$522,574

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-nine Weeks Ended September 30, 2014	Thirty-nine Weeks Ended October 1, 2013

Cash flows from operating activities:
Net income	$76,790	$81,356
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	61,715	58,106
Deferred income taxes	(1,175)	6,249
Impairment of assets and lease terminations	437	3,038
Stock-based compensation	11,793	10,273
Tax impact of stock options exercised, net of cancellations	6,377	4,357
Excess tax benefit related to stock options exercised	(6,212)	(5,150)
Other	1,336	(949)
Changes in assets and liabilities:
Accounts receivable	(906)	3,393
Other receivables	19,906	17,764
Inventories	(1,688)	(8,210)
Prepaid expenses	2,252	3,961
Other assets	(2,508)	(2,226)
Accounts payable	15,229	(3,016)
Income taxes receivable/payable	(7,010)	(3,629)
Other accrued expenses	(15,358)	(15,000)
Cash provided by operating activities	160,978	150,317
Cash flows from investing activities:
Additions to property and equipment	(87,873)	(67,098)
Additions to intangible assets	(1,469)	(1,225)
Cash used in investing activities	(89,342)	(68,323)
Cash flows from financing activities:
Deemed landlord financing proceeds	9,257	5,959
Deemed landlord financing payments	(1,934)	(1,557)
Proceeds from exercise of stock options	12,772	63,012
Excess tax benefit related to stock options exercised	6,212	5,150
Cash dividends paid	(22,226)	(19,970)
Borrowings on credit facility	25,000	—
Treasury stock purchases	(140,327)	(135,532)
Cash used in financing activities	(111,246)	(82,938)
Net change in cash and cash equivalents	(39,610)	(944)
Cash and cash equivalents at beginning of period	61,751	83,569
Cash and cash equivalents at end of period	$22,141	$82,625

Supplemental disclosures:
Interest paid	$3,952	$3,395
Income taxes paid	$30,434	$25,900
Construction payable	$7,192	$7,701

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that provides a comprehensive new revenue recognition model. This will supersede most of the existing revenue recognition requirements and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. This guidance is effective for us beginning in the first quarter of fiscal 2017 and will not have a material impact on our financial statements.  Early adoption is not permitted.

In July 2013, the FASB issued guidance that requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. This guidance was effective for us beginning in the first quarter of fiscal 2014.  The adoption of this new guidance did not have any effect on our financial statements.

2.  Inventories

Inventories consisted of (in thousands):

	September 30, 2014	December 31, 2013

Restaurant food and supplies	$14,585	$15,648
Bakery finished goods and work in progress	17,264	14,672
Bakery raw materials and supplies	5,317	5,158
Total	$37,166	$35,478

3.  Long-Term Debt

On October 16, 2013, we entered into a new loan agreement (“Facility”) which amended and restated in its entirety our prior loan agreement dated December 3, 2010.  This Facility, which matures on October 16, 2018, provides us with revolving loan commitments totaling $200 million, of which $50 million may be used for issuances of letters of credit.  Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs.  The Facility contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the lenders electing to increase their commitments or by means of the addition of new lenders.  Our obligations under the Facility are unsecured.  Certain of our material subsidiaries have guaranteed our obligations under the Facility.  At September 30, 2014, we had net availability for borrowings of $152 million, based on an outstanding debt balance of $25 million and $23 million in standby letters of credit.  The borrowings under this Facility were used to fund a portion of the Accelerated Stock Repurchase (“ASR”) program we entered into on February 27, 2014.  See Note 5 for further discussion of our ASR program.  We did not draw or repay any amounts under the current or previous credit facility during fiscal year 2013.

We are subject to certain financial covenants under the Facility requiring us to maintain (i) a maximum “Net Adjusted Leverage Ratio” of 4.0, comprised of debt plus eight times rent minus unrestricted cash and cash equivalents in excess of $25 million divided by “EBITDAR” (trailing 12-month earnings before interest, taxes, depreciation, amortization, noncash stock option expense, rent and permitted acquisition costs) and (ii) a trailing 12-month minimum EBITDAR to interest and rental expense ratio (“EBITDAR Ratio”) of 1.9.  Our Net Adjusted Leverage and EBITDAR Ratios were 2.7 and 3.0, respectively, at September 30, 2014, and we were in compliance with the financial covenants in effect at that date.  The Facility also limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on the Net Adjusted Leverage Ratio.

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

4. Commitments and Contingencies

On April 11, 2013, a current restaurant hourly employee filed a class action lawsuit in the California Superior Court, Placer County, alleging that the Company violated the California Labor Code and California Business and Professions Code, by requiring employees to purchase uniforms for work (Sikora v. The Cheesecake Factory Restaurants, Inc., et al; Case No SCV0032820).  A similar lawsuit covering a different time period was also filed in Placer County (Reed v. The Cheesecake Factory Restaurants, Inc. et al; Case No. SCV27073).  By stipulation the parties agreed to transfer the Reed and Sikora cases to Los Angeles County.  Both cases (Case Nos. SCV0032820 and SCV27073) were subsequently coordinated together in Los Angeles County by order of the Judicial Council.  On November 15, 2013, the Company filed a motion to strike certain causes of action raised in Case No. SCV003820, which motion is currently scheduled for hearing on November 10, 2014.  We were also arbitrating similar uniform and related issues under federal law in separate collective actions in Alabama, Colorado, Ohio, Tennessee, and Texas (Smith v. The Cheesecake Factory Restaurants, Inc. et al; Case No. 3 06 0829).  On October 24, 2013, the arbitrator in the Tennessee matter (Case No. 3 06 0829) denied summary judgment motions filed both by the claimants and by us on the uniform issue.  In January 2013, the arbitrator in the Ohio matter (Case No. 3 06 0829) ruled in favor of the Company on the material claims raised in the Ohio arbitration, including uniform, minimum wage and overtime issues, while finding in favor of the claimants on two non-material claims.  The claimants then filed a motion to vacate the Ohio arbitration decision.  These lawsuits and arbitrations sought unspecified amounts of penalties and other monetary payments on behalf of the respective claimants and other purported class members.  On May 29, 2014, the parties agreed to a confidential settlement that was approved by the arbitrator in Case No. 3 06 0829.  We expensed immaterial amounts for this settlement in the first and third quarters of fiscal 2014.

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

5. Stockholders’ Equity

During the third quarter of fiscal 2014, our Board of Directors approved a cash dividend of $0.165 per share which was paid on August 19, 2014 to stockholders of record as of the close of business on August 6, 2014.  On October 20, 2014, our Board approved a cash dividend of $0.165 per share to be paid on November 18, 2014 to stockholders of record as of the close of business on November 5, 2014.  Future decisions to pay, increase or decrease dividends continue to be at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements and other such factors that the Board considers relevant.

In July 2013, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 48.5 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 41.9 million shares at a total cost of $1,158.5 million through September 30, 2014, including 0.5 million shares of our common stock at a cost of $19.8 million during the third quarter of fiscal 2014.

Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  The timing and number of shares repurchased pursuant to the share repurchase authorization are subject to a number of factors, including legal constraints and financial covenants under our Facility that limit share repurchases based on a defined ratio.  See Note 3 for further discussion of our long-term debt.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us.  Purchases in the open market are made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 (the “Act”).  We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, including dividend payments, a review of our capital structure and cost of capital, our share price and current market conditions.  Our objectives with regard to share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.

In October 2013, our Board approved the adoption of a prearranged share repurchase plan under Rule 10b5-1 (“10b5-1 Plan”) of the Act, effective from January 2, 2014 through July 1, 2014.  This 10b5-1 Plan terminated on July 1, 2014 in accordance with its terms.  On July 21, 2014, our Board approved the adoption of a new 10b5-1 Plan, effective from September 5, 2014 through December 31, 2014.  On October 20, 2014, our Board approved the adoption of an additional 10b5-1 Plan, which is effective from January 2, 2015 through June 30, 2015.

On July 21, 2014, our Board approved the terms of a share repurchase plan (“10b-18 Plan”) under which we are authorized to repurchase shares of our common stock in open market transactions in accordance with Rule 10b-18 under the Act, which plan was effective from July 28, 2014 through August 12, 2014.

On February 27, 2014, we entered into a collared accelerated stock repurchase (“ASR”) agreement with a financial institution to repurchase $75 million of our common stock.  The minimum number of shares to be repurchased, 1.4 million, was delivered in March 2014.  Upon settlement of the ASR program, we received an additional 0.2 million shares on July 21, 2014.

6.  Stock-Based Compensation

The following table presents information related to stock-based compensation (in thousands):

	Thirteen Weeks Ended September 30, 2014	Thirteen Weeks Ended October 1, 2013	Thirty-nine Weeks Ended September 30, 2014	Thirty-nine Weeks Ended October 1, 2013

Labor expenses	$1,309	$1,158	$3,845	$3,251
Other operating costs and expenses	52	35	141	133
General and administrative expenses	2,694	2,267	7,807	6,889
Total stock-based compensation	4,055	3,460	11,793	10,273
Income tax benefit	1,551	1,324	4,511	3,930
Total stock-based compensation, net of taxes	$2,504	$2,136	$7,282	$6,343

Capitalized stock-based compensation (1)	$55	$41	$154	$129

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

Stock Options

We did not issue any stock options during the third quarter of either fiscal 2014 or fiscal 2013.  Stock option activity during the thirty-nine weeks ended September 30, 2014 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 31, 2013	4,823	$23.70	4.1	$118,505
Granted	329	48.19
Exercised	(648)	19.66
Forfeited or cancelled	(37)	30.89
Outstanding at September 30, 2014	4,467	$26.03	3.7	$87,875

Exercisable at September 30, 2014	2,556	$23.56	2.9	$56,076

(1)                              Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal period end date.

The total intrinsic value of options exercised during the thirteen and thirty-nine weeks ended September 30, 2014 was $4.8 million and $17.5 million, respectively.  The total intrinsic value of options exercised during the thirteen and thirty-nine weeks ended October 1, 2013 was $9.7 million and $29.4 million, respectively.  As of September 30, 2014, the total unrecognized stock-based compensation expense related to unvested stock options was $12.5 million, which we expect to recognize over a weighted average period of approximately 2.1 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the thirty-nine weeks ended September 30, 2014 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)	(Per share)

Outstanding at December 31, 2013	1,672	$32.81
Granted	374	47.27
Vested	(180)	23.31
Forfeited	(92)	36.40
Outstanding at September 30, 2014	1,774	$36.63

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant.  The weighted average fair value at the grant date for restricted shares and restricted share units issued during the third quarter of fiscal 2014 and fiscal 2013 was $43.41 and $42.63, respectively.  The fair value of shares that vested during the thirteen and thirty-nine weeks ended September 30, 2014 was $0.4 million and $4.2 million, respectively.  The fair value of shares that vested during the thirteen and thirty-nine weeks ended October 1, 2013 was $0.1 million and $2.5 million, respectively.  As of September 30, 2014, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $36.2 million, which we expect to recognize over a weighted average period of approximately 3.2 years.

7.  Net Income Per Share

At September 30, 2014 and October 1, 2013, 1.8 million and 1.6 million shares, respectively, of restricted stock issued to employees were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal quarters ended on those dates.  Diluted net income per share includes the dilutive effect of outstanding equity awards, calculated using the treasury stock method.  Assumed proceeds from the in-the-money options include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by FASB Accounting Standards Codification (“ASC”) 718, “Compensation — Stock Option Compensation.”

	Thirteen Weeks Ended September 30, 2014	Thirteen Weeks Ended October 1, 2013	Thirty-nine Weeks Ended September 30, 2014	Thirty-nine Weeks Ended October 1, 2013
	(In thousands, except per share data)
Net income	$24,223	$27,481	$76,790	$81,356

Basic weighted average shares outstanding	48,981	52,416	49,690	52,521
Dilutive effect of equity awards	1,982	2,196	2,032	2,133

Diluted weighted average shares outstanding	50,963	54,612	51,722	54,654

Basic net income per share	$0.49	$0.52	$1.55	$1.55

Diluted net income per share	$0.48	$0.50	$1.48	$1.49

Shares of common stock equivalents of 0.4 million and 0.9 million for the thirteen and thirty-nine weeks ended September 30, 2014, respectively, and 0.6 million and 1.3 million for the thirteen and thirty-nine weeks ended October 1, 2013, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

Certain of our restricted stock awards are considered participating securities as these awards include non-forfeitable rights to dividends with respect to unvested shares.  As such, they must be included in the computation of earnings per share pursuant to the two-class method.  Under the two-class method, a portion of net income is allocated to participating securities and, therefore, is excluded from the calculation of earnings per share allocated to common shares.  The calculation of basic and diluted earnings per share pursuant to the two-class method resulted in an immaterial difference from the amounts displayed in the consolidated statements of comprehensive income.

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

Segment information is presented below (in thousands):

	Thirteen Weeks Ended September 30, 2014	Thirteen Weeks Ended October 1, 2013	Thirty-nine Weeks Ended September 30, 2014	Thirty-nine Weeks Ended October 1, 2013
Revenues:
The Cheesecake Factory restaurants	$454,271	$425,084	$1,342,331	$1,262,480
Other	44,843	44,615	134,620	140,355
Total	$499,114	$469,699	$1,476,951	$1,402,835

Income from operations:
The Cheesecake Factory restaurants (1)	$59,214	$61,686	$182,250	$183,641
Other (2)	2,418	4,727	11,433	14,333
Corporate	(27,457)	(27,782)	(83,744)	(81,386)
Total	$34,175	$38,631	$109,939	$116,588

Depreciation and amortization:
The Cheesecake Factory restaurants	$17,302	$15,826	$50,953	$46,892
Other	2,595	2,634	7,795	7,859
Corporate	1,033	1,201	2,967	3,355
Total	$20,930	$19,661	$61,715	$58,106

Capital expenditures:
The Cheesecake Factory restaurants	$27,495	$26,842	$81,517	$60,837
Other	811	1,604	2,223	3,087
Corporate	1,757	1,135	4,133	3,174
Total	$30,063	$29,581	$87,873	$67,098

	September 30, 2014	December 31, 2013
Total assets:
The Cheesecake Factory restaurants	$806,988	$813,780
Other	152,046	155,231
Corporate	146,480	155,103
Total	$1,105,514	$1,124,114

(1)        Includes $0.2 million and $0.5 million in the first and second quarters of fiscal 2014, respectively, related to the relocation of one restaurant.  Also includes $1.5 million and $1.1 million in the second and third quarters of fiscal 2013, respectively, related to the relocation of four restaurants.  These items were recorded in impairment of assets and lease terminations.

(2)        Includes $0.6 million in the first quarter of fiscal 2013 for three Grand Lux Cafe locations where we discontinued operations.  This item was recorded in impairment of assets and lease terminations.

9.  Subsequent Events

On October 20, 2014, our Board approved a cash dividend of $0.165 per share to be paid on November 18, 2014 to stockholders of record as of the close of business on November 5, 2014.

On October 20, 2014, our Board approved the adoption of a 10b5-1 Plan, which is effective from January 2, 2015 through June 30, 2015.

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

As of November 7, 2014, we operated 186 Company-owned restaurants: 174 under The Cheesecake Factory® mark, 11 under the Grand Lux Cafe® mark and one under the RockSugar Pan Asian Kitchen® mark.  We also operated two bakery production facilities.

The Cheesecake Factory is an upscale casual dining concept that offers more than 200 menu items including appetizers, pizza, seafood, steaks, chicken, burgers, specialty items, pastas, salads, sandwiches, omelettes and desserts, including approximately 50 varieties of cheesecakes and other baked desserts.  Grand Lux Cafe and RockSugar Pan Asian Kitchen are also upscale casual dining concepts offering approximately 200 and 75 menu items, respectively.  In contrast to many chain restaurant operations, substantially all of our menu items, except those desserts manufactured at our bakery production facilities, are handmade daily at our restaurants with high quality, fresh ingredients using innovative and proprietary recipes.  We believe our The Cheesecake Factory and Grand Lux Cafe restaurants are recognized by consumers for offering value with freshly prepared menu items across a broad array of price points and generous food portions at moderate prices.  Our restaurants’ distinctive, contemporary design and decor create a high-energy ambiance in a casual setting.  Our restaurants typically range in size from 7,000 to 17,000 interior square feet, provide full liquor service and are generally open seven days a week for lunch and dinner, as well as Sunday brunch.

In fiscal 2011, we entered into an exclusive licensing agreement with a restaurant and retail operator based in Kuwait to develop The Cheesecake Factory restaurants in the Middle East. This licensee currently operates six locations, three in the United Arab Emirates, two in Kuwait and one in the Kingdom of Saudi Arabia.  In fiscal 2013, we entered into an exclusive licensing agreement with a restaurant operator based in Mexico to develop The Cheesecake Factory restaurants in Mexico and Chile.  This licensee opened its first restaurant in Guadalajara, Mexico in July 2014.  In April 2014, we entered into an exclusive licensing agreement with a restaurant operator based in Hong Kong to develop The Cheesecake Factory restaurants in Hong Kong, Macao, Taiwan and the People’s Republic of China.  These licensing agreements include initial development fees, site and design fees and ongoing royalties on our licensees’ restaurant sales.  In addition, our licensees purchase bakery products branded under The Cheesecake Factory® trademark from us.

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

•               Dividends and Share Repurchases.  We have historically generated a significant amount of free cash flow, which we define as cash flow from operations less capital expenditures.  We utilize substantially all of our free cash flow for dividends and for share repurchases, the latter of which supports our earnings per share growth and offsets dilution from our equity compensation program.

Results of Operations

The following table sets forth, for the periods indicated, information from our consolidated statements of comprehensive income expressed as percentages of revenues.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

	Thirteen Weeks Ended September 30, 2014	Thirteen Weeks Ended October 1, 2013	Thirty-nine Weeks Ended September 30, 2014	Thirty-nine Weeks Ended October 1, 2013

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	24.9	24.0	24.7	24.3
Labor expenses	32.7	32.1	32.7	32.3
Other operating costs and expenses	24.7	24.3	24.3	24.1
General and administrative expenses	5.9	6.1	6.1	6.1
Depreciation and amortization expenses	4.2	4.2	4.2	4.1
Impairment of assets and lease terminations	—	0.2	—	0.2
Preopening costs	0.8	0.9	0.6	0.6
Total costs and expenses	93.2	91.8	92.6	91.7
Income from operations	6.8	8.2	7.4	8.3
Interest and other expense, net	(0.2)	(0.1)	(0.2)	(0.2)
Income before income taxes	6.6	8.1	7.2	8.1
Income tax provision	1.7	2.2	2.0	2.3
Net income	4.9%	5.9%	5.2%	5.8%

Thirteen Weeks Ended September 30, 2014 Compared to Thirteen Weeks Ended October 1, 2013

Revenues

Revenues increased 6.3% to $499.1 million for the thirteen weeks ended September 30, 2014 compared to $469.7 million for the thirteen weeks ended October 1, 2013.  Comparable restaurant sales increased by 1.8%, or $7.9 million, from the third quarter of fiscal 2013, driven by average check growth of 2.6% (based on an increase of 2.0% in pricing and 0.6% change in mix), partially offset by a decrease in guest traffic of 0.8%.

Total restaurant operating weeks increased 4.2% to 2,383 for the thirteen weeks ended September 30, 2014 compared to the prior year period.  Average sales per restaurant operating week increased approximately 2.0% to $203,500 in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013.

Comparable sales at The Cheesecake Factory restaurants increased by 2.1% from the prior year third quarter driven by average check growth, partially offset by a decrease in guest traffic.  We implemented effective menu price increases of approximately 1.0% during the first and third quarters of fiscal 2014, respectively.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, The Cheesecake Factory menu included a 2.0% increase in pricing for the thirteen weeks ended September 30, 2014.

Comparable sales at our Grand Lux Cafe restaurants decreased by 2.0% from the prior year third quarter driven by lower guest traffic, partially offset by average check growth.  With fewer restaurants in operation than The Cheesecake Factory and a number of locations that are proportionately larger in size, Grand Lux Cafe can experience greater variability in its comparable sales from quarter to quarter.  We implemented effective menu price increases of approximately 1.2% and 1.3% during the second quarter of fiscal 2014 and the fourth quarter of fiscal 2013, respectively.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, the Grand Lux Cafe menu included a 2.4% increase in pricing for the thirteen weeks ended September 30, 2014.

Restaurants become eligible to enter our comparable sales base in their 19th month of operation.  At September 30, 2014, there were 12 The Cheesecake Factory restaurants not yet in our comparable sales base.  International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from our comparable sales calculations.  Factors outside of our control, such as macroeconomic conditions, weather patterns, timing of holidays, competition and other factors, including those referenced in Part I, Item lA, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013, can impact comparable sales.

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

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses.  As a percentage of revenues, cost of sales was 24.9% for the third quarter of fiscal 2014 compared to 24.0% for the comparable period of fiscal 2013.  Nearly all of this variance was driven by a significant increase in dairy costs with butter prices reaching a record high in September 2014.

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

We attempt to negotiate short-term and long-term agreements for our principal commodity, supply and equipment requirements, depending on market conditions and expected demand.  However, we are currently unable to contract directly for extended periods of time for certain of our commodities such as some produce, fresh fish and certain dairy items, including manufacturing cream and sour cream.  In addition, at times we may choose not to enter into contracts using the vehicles and markets that are available to us due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors.  Where we are not contracted, commodities can be subject to unforeseen supply and cost fluctuations, which at times can be significant.

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

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 32.7% and 32.1% in the third quarter of fiscal 2014 and the third quarter of fiscal 2013, respectively.  This variance was driven by higher group medical costs due to greater large claims activity and, to a lesser extent, higher participation in our medical plans.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead and distribution expenses.  As a percentage of revenues, other operating costs and expenses were 24.7% for the thirteen weeks ended September 30, 2014 and 24.3% for the thirteen weeks ended October 1, 2013.  The timing of marketing costs and higher utilities expense were partially offset by leverage on rent expense.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, as well as the restaurant field supervision, corporate support and bakery administrative organizations.  As a percentage of revenues, G&A expenses were 5.9% for the thirteen weeks ended September 30, 2014 versus 6.1% for the comparable period of fiscal 2013 due primarily to a lower fiscal 2014 accrual for corporate performance bonuses.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 4.2% for both the thirteen weeks ended September 30, 2014 and the comparable period of last year.

Impairment of Assets and Lease Terminations

We incurred no impairment of assets and lease terminations expense during the third quarter of fiscal 2014.  In the third quarter of fiscal 2013, we incurred $1.1 million of impairment and accelerated depreciation expense related to the relocation of three The Cheesecake Factory restaurants.

Preopening Costs

Preopening costs were $4.0 million for the thirteen weeks ended September 30, 2014 compared to $4.2 million in the comparable period of the prior year.  We opened two The Cheesecake Factory restaurants in both the third quarter of fiscal 2014 and the third quarter of 2013.  Preopening costs include all costs to relocate and compensate restaurant management employees during the preopening period, costs to recruit and train hourly restaurant employees, and wages, travel and lodging costs for our opening training team and other support staff members.  Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities.  Preopening costs can fluctuate significantly from period to period based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Interest and Other Expense, Net

Interest and other expense, net increased to $1.4 million for the third quarter of fiscal 2014 compared to $0.7 million for the comparable period last year.  The increase was driven primarily by higher interest expense associated with landlord construction allowances, increased expense on asset disposals and a benefit recorded in the third quarter of fiscal 2013 related to the exercise of an option to vest our ownership in land adjacent to our North Carolina bakery facility.  Interest expense included $1.0 million in the third quarter of fiscal 2014 compared to $0.8 million in the third quarter of 2013 associated with landlord construction allowances deemed to be financing in accordance with applicable accounting guidance.

Income Tax Provision

Our effective income tax rate for the third quarter of fiscal 2014 was 26.1% compared to 27.5% for the comparable prior year period.  This decrease was primarily attributable to a higher proportion of FICA tip credit in relation to pre-tax income.

Thirty-nine Weeks Ended September 30, 2014 Compared to Thirty-nine Weeks Ended October 1, 2013

Revenues

Revenues increased 5.3% to $1,477.0 million for the thirty-nine weeks ended September 30, 2014 compared to $1,402.8 million for the thirty-nine weeks ended October 1, 2013.  Comparable restaurant sales increased by 1.3%, or $16.8 million, from the comparable period of fiscal 2013, driven by average check growth of 2.4% (based on an increase of 2.0% in pricing and 0.4% change in mix), partially offset by a decrease in guest traffic of 1.1%.

Total restaurant operating weeks increased 3.5% to 7,085 for the thirty-nine weeks ended September 30, 2014 compared to the prior year period.  Average sales per restaurant operating week increased approximately 1.9% to $202,650 in the first three quarters of fiscal 2014 compared to the first three quarters of fiscal 2013.

Comparable sales at The Cheesecake Factory restaurants increased by 1.6% from the first three quarters of fiscal 2013 driven by average check growth, partially offset by a decrease in guest traffic.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, The Cheesecake Factory menu included a 2.0% increase in pricing for the thirty-nine weeks ended September 30, 2014.

Comparable sales at our Grand Lux Cafe restaurants decreased by 2.5% from the first three quarters of fiscal 2013 driven by lower guest traffic, partially offset by average check growth.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, the Grand Lux Cafe menu included a 2.2% increase in pricing for the thirty-nine weeks ended September 30, 2014.

Cost of Sales

As a percentage of revenues, cost of sales was 24.7% for the first three quarters of fiscal 2014 compared to 24.3% for the comparable period of fiscal 2013.  This variance was driven primarily by higher dairy and, to a lesser extent, shrimp and salmon costs, partially offset by lower poultry prices.

Labor Expenses

As a percentage of revenues, labor expenses were 32.7% and 32.3% in the first three quarters of fiscal 2014 and fiscal 2013, respectively.  This variance was driven by higher group medical costs due to greater large claims activity and, to a lesser extent, higher participation in our medical plans.

Other Operating Costs and Expenses

As a percentage of revenues, other operating costs and expenses were 24.3% for the thirty-nine weeks ended September 30, 2014 and 24.1% for the thirty-nine weeks ended October 1, 2013.  Higher utilities costs were partially offset by leverage on rent expense.

General and Administrative Expenses

As a percentage of revenues, G&A expenses were 6.1% for both the thirty-nine weeks ended September 30, 2014 and the comparable period of fiscal 2013.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 4.2% for the thirty-nine weeks ended September 30, 2014 and 4.1% for the comparable period of last year.

Impairment of Assets and Lease Terminations

In the first three quarters of fiscal 2014, we incurred $0.7 million of accelerated depreciation, future rent and other closing costs related to the relocation of one The Cheesecake Factory restaurant.  In the first three quarters of fiscal 2013, we incurred $0.6 million in future rent and other closing costs associated with the closure of three Grand Lux Cafe restaurants and $2.6 million of impairment and accelerated depreciation expense related to the relocation of four The Cheesecake Factory restaurants.

Preopening Costs

Preopening costs were $8.8 million for the thirty-nine weeks ended September 30, 2014 compared to $8.0 million in the comparable period of the prior year.  We opened five The Cheesecake Factory restaurants in the first three quarters of fiscal 2014 compared to three in the comparable period of 2013.

Interest and Other Expense, Net

Interest and other expense, net increased to $4.3 million for the first three quarters of fiscal 2014 compared to $3.3 million for the comparable period last year.  The increase was driven primarily by higher interest expense associated with landlord construction allowances, increased expense on asset disposals and a benefit recorded in the third quarter of fiscal 2013 related to the exercise of an option to vest our ownership in land adjacent to our North Carolina bakery facility.  Interest expense included $2.9 million in the first three quarters of fiscal 2014 compared to $2.6 million in the first three quarters of fiscal 2013 related to landlord construction allowances deemed to be financing in accordance with applicable accounting guidance.

Income Tax Provision

Our effective income tax rate for the first three quarters of fiscal 2014 was 27.3% compared to 28.2% for the comparable prior year period.  The decrease was primarily attributable to a higher proportion of FICA tip credit in relation to pre-tax income.

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen Weeks Ended September 30, 2014	Thirteen Weeks Ended October 1, 2013	Thirty-nine Weeks Ended September 30, 2014	Thirty-nine Weeks Ended October 1, 2013

Net income	$24,223	$27,481	$76,790	$81,356
After-tax impact from:
Impairment of assets and lease terminations (1)	—	658	418	1,948
Adjusted net income	$24,223	$28,139	$77,208	$83,304

Diluted net income per share	$0.48	$0.50	$1.48	$1.49
After-tax impact from:
Impairment of assets and lease terminations (1)	—	0.01	0.01	0.04
Adjusted diluted net income per share (2)	$0.48	$0.52	$1.49	$1.52

(1) Represents lease termination expenses related to four The Cheesecake Factory and three Grand Lux Cafe restaurants. The pre-tax amounts associated with these items are zero and $0.7 million for the thirteen and thirty-nine weeks ended September 30, 2014, respectively, and $1.1 million and $3.2 million for the thirteen and thirty-nine weeks ended October 1, 2013, respectively.  Expenses were recorded in impairment of assets and lease terminations. See Impairment of Assets and Lease Terminations above for further discussion of these charges.

(2) Diluted net income per share may not add due to rounding.

Fiscal 2014 Outlook

For the fourth quarter of fiscal 2014, we estimate adjusted diluted earnings per share will be between $0.58 and $0.62 based on an assumed comparable restaurant sales increase of between 1.0% and 2.0%.  For fiscal year 2014, we estimate adjusted diluted earnings per share will be between $2.07 and $2.11 based on an assumed increase in comparable restaurant sales of approximately 1.5%.  Our earnings per share sensitivities also incorporate various assumptions regarding other key performance levers as discussed in the Overview section.  We currently expect food cost inflation of over 4% for fiscal 2014, due primarily to higher dairy and, to a lesser extent, shrimp and salmon prices.  At the midpoint of our sensitivity range, we expect operating margins to be negative relative to fiscal 2013 driven primarily by significantly higher dairy and group medical costs, which we anticipate to increase a combined $17.6 million over the prior year.  We anticipate a fiscal 2014 corporate tax rate of approximately 27%.  These earnings per share estimates do not include any charges recorded or anticipated to be recorded in impairment of assets and lease terminations.  For further discussion of the excluded items, see Impairment of Assets and Lease Terminations above.

In fiscal 2014, we plan to open as many as ten new restaurants, including one relocation, seven of which were opened as of the date of this filing.  In addition to these Company-owned locations, we expect as many as four restaurants to open in the Middle East and Mexico under our licensing agreements, three of which were opened as of the date of this filing.

We expect cash capital expenditures in fiscal 2014 to range between $110 million and $115 million and anticipate repurchasing up to $150 million of our common stock in addition to the continuation of our dividends.

Fiscal 2015 Outlook

We estimate diluted earnings per share for fiscal 2015 will be between $2.35 and $2.45 based on an assumed comparable restaurant sales increase of between 1.0% and 2.0%.  We currently expect food cost inflation of between 2% and 3% for fiscal 2015 as we anticipate higher prices in some areas such as beef to be partially offset by lower dairy costs.  At the midpoint of our sensitivity range, we expect operating margins to be somewhat positive relative to fiscal 2014.  We anticipate a fiscal 2015 corporate tax rate of between 28% and 29%.

In fiscal 2015, we plan to open as many as 11 new restaurants, including one Grand Lux Cafe.  In addition to these Company-owned locations, we expect as many as four restaurants to open in the Middle East and Mexico under our licensing agreements.

We expect fiscal 2015 cash capital expenditures to range between $120 million and $130 million and anticipate utilizing substantially all of our free cash flow, plus proceeds received from employee stock option exercises, for dividends and share repurchases.

Liquidity and Capital Resources

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Thirty-nine Weeks Ended September 30, 2014	Thirty-nine Weeks Ended October 1, 2013
Cash provided by operating activities	$161.0	$150.3
Capital expenditures	$(87.9)	$(67.1)
Borrowing on credit facility	$25.0	—
Proceeds from exercise of stock options	$12.8	$63.0
Cash dividends paid	$(22.2)	$(20.0)
Purchase of treasury stock	$(140.3)	$(135.5)

During the thirty-nine weeks ended September 30, 2014, our cash and cash equivalents decreased by $39.6 million to $22.1 million.  This decrease was primarily attributable to treasury stock purchases, capital expenditures and dividend payments, partially offset by cash provided by operating activities, borrowing on our Facility and proceeds from exercises of stock options.

For fiscal 2014, we currently estimate our cash outlays for capital expenditures to range between $110 million and $115 million, net of agreed-upon up-front cash landlord construction contributions and excluding $14 million of expected non-capitalizable preopening costs for new restaurants.  The amount reflected as additions to property and equipment in the consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each lease.  Our estimate for capital expenditures for fiscal 2014 contemplates a net outlay of $70 million to $73 million for as many as ten restaurants expected to be opened during fiscal 2014 and estimated construction-in-progress disbursements for anticipated early fiscal 2015 openings.  Expected fiscal 2014 capital expenditures also include $29 million to $30 million for maintenance, enhancements and capacity additions to our existing restaurants and $11 million to $12 million for bakery and corporate infrastructure investments, including the construction of a training center at our corporate site.

On October 16, 2013, we entered into a new loan agreement which amended and restated in its entirety our prior loan agreement dated December 3, 2010.  This Facility, which matures on October 16, 2018, provides us with revolving loan commitments totaling $200 million, of which $50 million may be used for issuances of letters of credit.  Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs.  The Facility contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the lenders electing to increase their commitments or by means of the addition of new lenders.  At September 30, 2014, we had net availability for borrowings of $152 million, based on an outstanding debt balance of $25 million and $23 million in standby letters of credit.  The borrowings under this Facility were used to fund a portion of the ASR program we entered into on February 27, 2014.  We expect to repay this debt balance during fiscal year 2014.  We did not draw or repay any amounts under the previous credit facility during fiscal year 2013.  We were in compliance with the financial covenants in effect at September 30, 2014.  The Facility also limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio.  See Notes 3 and 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt and ASR programs, respectively.

During the third quarter of fiscal 2014, our Board approved a cash dividend of $0.165 per share which was paid on August 19, 2014 to stockholders of record as of the close of business on August 6, 2014.  On October 20, 2014, our Board approved a cash dividend of $0.165 per share to be paid on November 18, 2014 to stockholders of record as of the close of business on November 5, 2014.  Future decisions to pay, increase or decrease dividends continue to be at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements and other such factors that the Board considers relevant.

In July 2013, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 48.5 million shares.  Under this and previous authorizations, we have cumulatively repurchased 41.9 million shares at a total cost of $1,158.5 million through September 30, 2014, including 0.5 million shares of our common stock at a cost of $19.8 million during the third quarter of fiscal 2014.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, including dividend payments, a review of our capital structure and cost of capital, our share price and current market conditions.  Our objectives with regard to share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.  See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.

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

As of September 30, 2014, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties.  Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We are exposed to market risk from interest rate changes on our funded debt.  This exposure relates to the component of the interest rate on our $200 million Facility that is indexed to market rates.  Based on $25 million of outstanding borrowings at September 30, 2014, a hypothetical 1% rise in interest rates would increase interest expense by $250,000 on an annual basis.  We had no outstanding borrowings at October 1, 2013 and, therefore, had no exposure to interest rate fluctuations on funded debt at that date.  See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.

We are also subject to market risk related to our investments in variable life insurance contracts used to support our Executive Savings Plan, a non-qualified deferred compensation plan, to the extent these investments are not equivalent to the related liability.  In addition, because changes in these investments are not taxable, the full impact of gains or losses affects net income.  Based on balances at September 30, 2014 and December 31, 2013, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes.  However, net income would have declined by $1.6 million and $1.5 million at September 30, 2014 and December 31, 2013, respectively.

We purchase food and other commodities for use in our operations, based on market prices established with our suppliers.  Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control.  We attempt to negotiate short-term and long-term agreements for our principal commodity, supply and equipment requirements, depending on market conditions and expected demand.  However, we are currently unable to contract directly for extended periods of time for certain of our commodities such as some produce, fresh fish and certain dairy items, including manufacturing cream and sour cream.  In addition, at times we may choose not to enter into contracts using the vehicles and markets that are available to us due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors.  Where we are not contracted, commodities can be subject to unforeseen supply and cost fluctuations, which at times can be significant.  Substantially all of our food and supplies are available from multiple qualified suppliers, which helps to diversify our overall commodity cost risk.  In addition, we may have the ability to increase menu prices, or vary menu items, in response to food commodity price increases.  We do not use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can and choose to enter into such arrangements, help control the ultimate cost that we pay.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II                OTHER INFORMATION

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information regarding our purchase of our common stock during the thirteen weeks ended September 30, 2014 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2 — August 5, 2014	266	$43.75	265	6,770
August 6 — September 2, 2014	190	43.20	186	6,580
September 3 — September 30, 2014	—	—	—	6,580
Total	456		451

(1)    The total number of shares purchased includes shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

In July 2013, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 48.5 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 41.9 million shares at a total cost of $1,158.5 million through September 30, 2014, including 0.5 million shares of our common stock at a cost of $19.8 million during the third quarter of fiscal 2014.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.

Our credit facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio.  See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.

Item 6.  Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1	Form of Reorganization Agreement	Amend. No. 1 to Form S-1	33-479336	2.1	8/17/92

3.1	Restated Certificate of Incorporation including Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock	10-K	000-20574	3.1	2/23/11

3.2	Amended and Restated Bylaws as of May 20, 2009	8-K	000-20574	3.8	5/27/09

3.3	Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	8-A	000-20574	1	8/18/98

3.4	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	Amend. No. 1 to Form 8-A	000-20574	2	11/13/03

3.5	Amendment No. 2 to Rights Agreement dated as of August 1, 2008 between The Cheesecake Factory Incorporated and Computershare Trust Company	Amend. No 2 to Form 8-A	000-20574	3	8/1/08

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer	—	—	—	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	—	—	—	Filed herewith

Exhibit 101	XBRL (Extensible Business Reporting Language) The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statement of stockholders’ equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2014	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ W. DOUGLAS BENN
W. Douglas Benn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)