Form 10-K
period 2014-12-30
CHEESECAKE FACTORY INC
filed 2015-03-02
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2014

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

Large accelerated filer☒	Accelerated filer☐

Non-accelerated filer☐	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, July 1, 2014, was $2,159,555,294 (based on the last reported sales on The NASDAQ Stock Market on that date).

As of February 16, 2015, 49,951,875 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the registrant’s proxy statement for the annual meeting of stockholders to be held on May 28, 2015.

PART I

Forward-Looking Statements

Certain information included in this Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission (“SEC”), as well as information included in oral or written statements made by us or on our behalf, may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters.  These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements.  These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Acts”) and are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in the statements.

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

ITEM 1.                BUSINESS

General

Our business operations originated in 1972 when Oscar and Evelyn Overton founded a small bakery in the Los Angeles area.  In 1978, their son, David Overton, our Chairman of the Board and Chief Executive Officer, led the creation and opening of the first The Cheesecake Factory restaurant in Beverly Hills, California.  In 1992, the Company was incorporated in Delaware as The Cheesecake Factory Incorporated (referred to herein as the “Company” or as “we,” “us” and “our”) to consolidate the restaurant and bakery businesses of its predecessors operating under The Cheesecake Factory® mark.  Our executive offices are located at 26901 Malibu Hills Road, Calabasas Hills, California 91301, and our telephone number is (818) 871-3000.

As of February 27, 2015, we operated 189 Company-owned restaurants: 177 under The Cheesecake Factory® mark, 11 under the Grand Lux Cafe® mark and one under the RockSugar Pan Asian Kitchen® mark.  Internationally, eight The Cheesecake Factory branded restaurants operate under licensing agreements.  We also operated two bakery production facilities, which produce desserts for our restaurants, international licensees and third-party bakery customers.

In contrast to many chain restaurant operations, substantially all of our menu items, except those desserts manufactured at our bakery production facilities, are prepared daily at our restaurants with high quality, fresh ingredients using innovative and proprietary recipes.  One of our competitive strengths is our ability to anticipate consumer dining and taste preferences and adapt our expansive menu to the latest trends in food consumption. We regularly update our ingredients and cooking methods, as well as create new menu items, to improve the variety, quality and consistency of our food and keep our menu relevant to consumers.  We review and selectively update our entire menu twice a year for customer appeal and pricing.  All new menu items are tested and selected based on uniqueness, anticipated sales popularity, preparation technique and profitability.

We place significant emphasis on the distinctive, contemporary interior design and decor of our restaurants, which create a high energy ambiance in a casual setting.  Our restaurants require a higher investment per square foot than is typical for the casual dining industry.  However, our restaurants have historically generated annual sales per square foot that are also typically higher than our competitors.  Our stylish restaurant design and decor contribute to the distinctive dining experience enjoyed by our customers.  Our restaurants feature large, open dining areas and a contemporary kitchen design.

We maintain a general website at www.thecheesecakefactory.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports, and our proxy statements are available on our website at no charge, as soon as reasonably practicable after these materials are filed with or furnished to the SEC.  Our filings are also available on the SEC’s website at www.sec.gov.  The content of our website is not incorporated by reference into this Form 10-K.

Throughout this report, we use the term “restaurants” to include The Cheesecake Factory, Grand Lux Cafe and RockSugar Pan Asian Kitchen, unless otherwise noted.  For segment information, see Note 15 of Notes to Consolidated Financial Statements in Part IV, Item 15.  We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31st for financial reporting purposes.  Fiscal years 2014, 2013 and 2012 each consisted of 52 weeks.

The Cheesecake Factory Restaurant Concept

The Cheesecake Factory restaurants provide a distinctive, high quality dining experience at moderate prices by offering an extensive, innovative and evolving menu in an upscale casual, high energy setting with attentive, efficient and friendly service.  As a result, The Cheesecake Factory restaurants appeal to a diverse consumer base across a broad demographic range.  Our extensive menu enables us to compete for substantially all dining preferences and occasions, from the key lunch and dinner day parts to the mid-afternoon and late-night day parts, which are traditionally weaker times for most casual dining restaurants.  The Cheesecake Factory restaurants are open seven days a week for lunch and dinner, as well as Sunday brunch.  All of our restaurants offer a full-service bar where our entire menu is served.  Our alcoholic beverage sales represented approximately 13% of The Cheesecake Factory restaurant sales for fiscal 2014, 2013 and 2012.

The Cheesecake Factory menu features more than 200 items in addition to items presented on supplemental menus, such as our SkinnyLicious® menu, which offers approximately 50 innovative items at 590 calories or less.  Our core menu offerings include appetizers, pizza, seafood, steaks, chicken, burgers, small plates, pastas, salads, sandwiches, omelettes and desserts, including choices that are considered “gluten-free” under current regulations and approximately 50 varieties of cheesecake and other quality baked desserts.  Examples of menu offerings include Chicken Madeira, Cajun Jambalaya Pasta, Thai Lettuce Wraps, Avocado Eggrolls and our Smokehouse BBQ burger.

Our ability to create, promote and attractively display our unique line of desserts is also important to the competitive positioning and financial success of our restaurants.  Our brand identity and reputation for offering high quality desserts results in a significant level of dessert sales, between 15% and 16% of The Cheesecake Factory restaurant sales for fiscal 2014, 2013 and 2012.

Grand Lux Cafe Concept

Grand Lux Cafe is an upscale casual dining concept that offers globally-inspired, artisan cuisine with an ambiance of modern sophistication.  Using fresh ingredients prepared with advanced cooking techniques, the approximately 200 item menu at Grand Lux Cafe offers classic American dishes and international favorites, including appetizers, pasta, seafood, steaks, chicken, burgers, salads, specialty items and desserts.  Examples of menu offerings include our Crispy Caramel Chicken, Buffalo Chicken Rolls and Shrimp Scampi.  Each Grand Lux Cafe features an onsite bakery which produces a selection of signature made-to-order desserts, and a full-service bar.  Our alcoholic beverage sales represented approximately 17% of Grand Lux Cafe sales for fiscal 2014, 2013 and 2012.  Our Grand Lux Cafe restaurants are open seven days a week for lunch and dinner, as well as weekend brunch.  Our location in the Venetian Resort-Hotel-Casino in Las Vegas, Nevada is open 24 hours a day and its sister location in the Palazzo Resort-Hotel-Casino is open 20 hours a day.

In fiscal 2012, we opened a newly designed Grand Lux Cafe in Cherry Hill, New Jersey, and we plan to open at least one Grand Lux Cafe in fiscal 2015.  During fiscal 2013, we closed three of our Grand Lux Cafe restaurants, each of which had previously been fully impaired, because they were not delivering the necessary sales volumes to drive our required returns.  (See Item 1A — Risk Factors — “Our inability to successfully operate or expand our Grand Lux Cafe and RockSugar Pan Asian Kitchen brands could adversely affect our ability to grow these concepts, which could materially harm our financial performance.”)

RockSugar Pan Asian Kitchen Concept

RockSugar Pan Asian Kitchen features a Southeast Asian menu in an upscale casual dining setting.  The unique décor of this restaurant features design elements true to the restaurant’s Southeast Asian branding.  RockSugar Pan Asian Kitchen showcases the cuisines of Thailand, Vietnam, Malaysia, Singapore, Indonesia and India with approximately 75 dishes served Asian “family-style” to create an atmosphere that encourages sharing and conversation.  Examples of menu offerings include Lacquered BBQ Ribs, Thai Basil Cashew Chicken, Ginger Fried Rice and Crispy Samosas.  RockSugar Pan Asian Kitchen also features a full-service bar with an extensive wine list and exotic cocktails.  We also offer freshly-made desserts that infuse traditional French flair into nearly a dozen Asian-influenced items.  We currently operate one RockSugar Pan Asian Kitchen restaurant in Los Angeles, California.  (See Item 1A — Risk Factors — “Our inability to successfully operate or expand our Grand Lux Cafe and RockSugar Pan Asian Kitchen brands could adversely affect our ability to grow these concepts, which could materially harm our financial performance.”)

Competitive Positioning

The restaurant industry is highly competitive with respect to menu and food quality, service, access to qualified operations personnel, location, décor and value.  We compete directly and indirectly with national and regional restaurant casual dining chains, as well as locally-owned restaurants, for customer traffic.  We also compete with other restaurants and retail establishments for quality site locations and qualified personnel to operate our restaurants.  In addition, we face competition from quick-service restaurants, mobile catering and grocery stores that have increased the quality and variety of their product offerings in response to consumer demand.  Many of our competitors have significantly greater financial and operational resources and larger economies of scale than we do.  (See Item 1A — Risk Factors — “Failure to effectively compete for the patronage of our customers could result in reduced customer traffic at our restaurants, which may adversely impact our financial performance.”)

The restaurant industry is comprised of multiple segments, including fine dining, casual dining and quick-service.  Casual dining can be sub-divided further into upscale casual, core casual and fast casual dining.  Our restaurants operate in the upscale casual dining segment, which is differentiated by freshly prepared and innovative food, flavorful recipes with creative presentations, unique restaurant layouts, eye-catching design elements and more personalized service.  Upscale casual dining is positioned above core casual dining, with standards that are closer to fine dining.  We believe that we are a leader in upscale casual dining given the high average sales per square foot of our restaurants as compared to others in this segment.

The key elements that drive our total customer experience and position us favorably from a competitive standpoint include the following:

Award-Winning, Extensive and Innovative Menu.  Our restaurants offer one of the broadest menus in casual dining and feature a wide array of flavors with portions designed for sharing.  Substantially all of our menu items, except desserts manufactured at our bakery production facilities, are prepared daily at each restaurant using high quality, fresh ingredients based on innovative and proprietary recipes.  We generally update our menus twice each year to respond to evolving consumer dining preferences and food trends.  Our popularity among consumers is demonstrated by the following awards received in 2014 — Market Force survey “Favorite Casual-Dining Restaurant Chain” and Nation’s Restaurant News Consumer Picks winner for “Casual-Dining Restaurant Chains.”

Our bakery production facilities produce approximately 70 varieties of cheesecakes and other baked desserts for our restaurants, international licensees and third-party bakery customers using high quality dairy and other ingredients. We periodically introduce new and innovative cheesecakes and other baked desserts as part of our menu enhancements and for our external customers, including the introduction of a special cheesecake each year in conjunction with National Cheesecake Day.

Commitment to Excellent Service and Hospitality through the Selection, Training and Retention of High Quality Staff Members.  Our mission is to “create an environment where absolute customer satisfaction is our highest priority.”  We strive to consistently exceed the expectations of our customers in all aspects of their experience in our restaurants.  One of the most important aspects of delivering dependable, quality service is experienced staff members who can execute our concepts according to our high standards.  Our recruitment, selection, training and retention programs are among the most comprehensive in the restaurant industry, enabling us to attract and retain qualified staff members who are motivated to consistently provide excellence in customer hospitality.  By providing extensive training, our goal is to encourage our staff members to develop a sense of personal commitment to our core values and culture of excellence in restauranteuring and customer hospitality.  (See “Restaurant Operations and Management” below.)  Our focus on the development and engagement of our staff and managers has contributed to The Cheesecake Factory being named to Fortune magazine’s 2014 “100 Best Companies to Work For” list.

High Quality, High Profile Restaurant Locations and Flexible Site Layouts.  We target restaurant sites in high quality, high profile locations with a balanced mix of residences, tourism and businesses, including shopping and entertainment outlets.  We have the flexibility to design our restaurants to accommodate a wide array of urban and suburban site layouts, including multi-level locations.  Our restaurants feature large, open dining areas and a contemporary kitchen design.  The table and seating layouts of our restaurants are flexible, permitting tables and seats to be easily rearranged to accommodate both smaller and large parties, thus permitting more effective utilization of seating capacity.  Both interior and exterior patio seating, available at approximately 90% of our restaurants, allow for additional customer capacity at a comparatively low occupancy cost per seat.  Exterior patio seating is available as weather permits.  (See “New Restaurant Site Selection and Development” below.)

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

Value Proposition. We believe The Cheesecake Factory and Grand Lux Cafe restaurants are recognized by consumers for offering value with freshly prepared menu items across a broad array of price points and generous food portions at moderate prices.  Over the past several years, we have introduced new menu items and categories at our restaurants, such as our SkinnyLicious menu and gluten-free choices, further enhancing the variety and price point offerings to our customers. The average check for each The Cheesecake Factory restaurant customer, including beverages and desserts, was approximately $20.20, $19.70 and $19.30 for fiscal 2014, 2013 and 2012, respectively.  The average check per restaurant customer at Grand Lux Cafe was approximately $20.40, $20.10 and $19.60 for fiscal 2014, 2013 and 2012, respectively.

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

Expansion of Company-Owned Locations

We believe the viability of The Cheesecake Factory concept has been successfully demonstrated in a variety of layouts (i.e., single or multi-level, from 7,000 to 17,000 interior square feet), site locations (i.e., urban or suburban shopping malls, lifestyle centers, retail strip centers, office complexes and entertainment centers — either freestanding or in-line) and trade areas.  Accordingly, we intend to continue developing The Cheesecake Factory restaurants in high quality, high profile locations that meet our rigorous site standards.  We have the flexibility in our restaurant designs to penetrate a wide variety of markets across varying population densities in both existing and new markets.  We currently expect that there is potential to grow the concept to 300 Company-owned and operated restaurants over time.  (See “New Restaurant Site Selection and Development” below.)  In addition to expanding The Cheesecake Factory restaurant concept, we plan to selectively consider other means to leverage our competitive strengths, including development or acquisition of new restaurant concepts or expansion of our brand to other retail opportunities.

We opened ten, nine and eight new restaurants in fiscal 2014, 2013 and 2012, respectively, including one Grand Lux Cafe in 2012.  The average interior square footage for these restaurants was 8,700, 9,300 and 9,000, respectively.  The number of restaurants opened in fiscal 2014 and 2013 includes the relocation of one and three The Cheesecake Factory restaurants, respectively.  We may periodically relocate certain restaurants as lease terms expire and/or to optimize our presence in certain trade areas.  In addition, we opened our first Company-owned restaurant outside of the United States in Puerto Rico in August 2013.  (See Item 1A — Risk Factors — “We may incur additional costs if we are unable to renew our restaurant leases on similar terms and conditions, or at all, or to relocate the locations of our restaurants in certain trade areas, which could harm our financial performance.”)  In fiscal 2013, we closed three Grand Lux Cafe locations because they were not delivering the necessary sales volumes to drive our required returns.  During fiscal 2012, we closed one The Cheesecake Factory restaurant upon lease expiration.

From the beginning of the recession in 2008 through 2012, the number of sites we would consider appropriate for our restaurants fell considerably below historical levels due to a variety of factors, including the lack of new development by landlords.  Starting in 2013, we began to see a slight increase in the number of potential sites that meet our criteria, primarily in mall renovations or expansions.  As the economy continues to improve, the number of such potential sites is increasing slightly, including new shopping center developments earmarked for openings beyond fiscal 2015.  We expect to open as many as eleven restaurants in fiscal 2015, including at least one Grand Lux Cafe.

It is difficult for us to precisely predict the timing of our new restaurant openings due to many factors that are outside of our control (see “New Restaurant Site Selection and Development” below).  We continually look for additional sites that meet our standards and are negotiating leases for potential future locations.  (See Item 1A — Risk Factors — “If we are unable to secure an adequate number of high quality sites for future restaurant openings, the growth of our concepts may be adversely impacted, which could harm our financial performance.”)

Expansion of Licensed Locations

In fiscal 2011, we entered into an exclusive licensing agreement with a restaurant and retail operator based in Kuwait to develop The Cheesecake Factory restaurants in the Middle East.  This agreement, as amended in 2013, provides for the development of up to 24 restaurants in the United Arab Emirates, Kuwait, Bahrain, Qatar, the Kingdom of Saudi Arabia and Lebanon, with the opportunity to expand the agreement to include other markets in the Middle East, North Africa, Central and Eastern Europe, Russia and Turkey.  This licensee currently operates seven locations, four in the United Arab Emirates, two in Kuwait and one in the Kingdom of Saudi Arabia.

In fiscal 2013, we entered into an exclusive licensing agreement with a restaurant operator based in Mexico to develop up to 12 The Cheesecake Factory restaurants in Mexico and Chile, with the potential to expand the agreement to Argentina, Brazil, Colombia and Peru.  This licensee opened its first restaurant in Guadalajara, Mexico in July 2014.

In April 2014, we entered into an exclusive licensing agreement with a restaurant operator based in Hong Kong to develop up to 14 The Cheesecake Factory restaurants in Hong Kong, Macao, Taiwan and the People’s Republic of China, with the opportunity to expand the agreement to include Japan, South Korea Malaysia, Singapore and Thailand.  The first restaurant is expected to open in fiscal 2016.

These licensing agreements include initial development fees, site and design fees and ongoing royalties on our licensees’ restaurant sales.  In addition, our licensees purchase bakery products branded under The Cheesecake Factory® trademark from us.

As we evaluate other international markets, we will consider opportunities to directly operate certain locations ourselves and/or enter into licensing, joint venture or partnership arrangements with other established companies over time covering other international areas.  We are very selective in our assessment of potential partners and licensees, focusing on well-capitalized companies that have established business infrastructures, expertise in multiple countries, experience in operating upscale casual dining restaurants and sound governance practices.  We look to associate with companies who will protect our brands and operate our concept in a high quality, consistent manner.

For a discussion of certain risks related to our international expansion efforts, see Item 1A — Risk Factors — “We face a variety of risks related to our international expansion and global brand development efforts that could negatively affect our brand, require additional infrastructure to support such efforts, and expose us to additional liabilities under foreign laws, any of which could harm our financial performance.”

New Restaurant Site Selection and Development

Where we locate our restaurants is critical to our long-term success, and we devote significant time and resources to analyzing each prospective site.  We consider many factors when assessing the suitability of a site, including demographics of the trade area such as average household income, and historical and anticipated population growth.  Since our restaurant concepts can be successfully executed within a variety of site locations and layouts, we are highly flexible in choosing suitable locations.  We focus on high quality, high profile sites and scale the appropriate restaurant size to each location.  While there are common decor elements within each of our The Cheesecake Factory restaurant sites, the designs are customized for the specifics of each location, including the building type, square footage and layout of available space.  Our existing restaurants range from 7,000 to 17,000 interior square feet, and we expect the majority of our new restaurants to vary from between 7,000 and 10,000 interior square feet, generally with additional exterior and/or interior patio seating, selected appropriately for each market and specific site.

The relatively high sales productivity of our restaurants provides opportunities to obtain competitive leasing terms from landlords.  Due to the flexible and customized nature of our restaurant operations and the complex design, construction and preopening processes for each new location, our lease negotiation and restaurant development time frames vary.  The development and opening process usually ranges from six to eighteen months, depending largely on the availability of the leased space we intend to occupy, and can be subject to delays either due to factors outside of our control or to our selective timing of restaurant openings.  (See Item 1A — Risk Factors — “If we are unable to secure an adequate number of high quality sites for future restaurant openings, the growth of our concepts may be adversely impacted, which could harm our financial performance.”)

Unit Economics

The operation of high quality restaurants and the selection of premier locations that fit our criteria contribute to the continuing appeal of The Cheesecake Factory to consumers.  This popularity is reflected in our average sales per restaurant and per square foot, which are among the highest of any publicly-held restaurant company.

Average sales per The Cheesecake Factory restaurant open for the full year were approximately $10.5 million, $10.3 million and $10.1 million for fiscal 2014, 2013 and 2012, respectively.  Since each of our restaurants has a customized layout and differs in size, an effective method to measure the unit economics of our sites is by square foot.  Average sales per productive square foot (defined as all interior square footage plus seasonally-adjusted patio square footage) for The Cheesecake Factory restaurants open for the full year were approximately $942, $921 and $902 for fiscal 2014, 2013 and 2012, respectively.

We lease all of our restaurants and utilize capital for leasehold improvements and furnishings, fixtures and equipment (“FF&E”) to build out our restaurant premises.  Total costs are targeted at an average of $700 to $800 per interior square foot for The Cheesecake Factory restaurants.  The construction costs to build our restaurant premises vary geographically.  Additionally, our investment cost per square foot also varies from restaurant to restaurant, depending on the complexity of our build-out, site characteristics, governmental fees and permits, labor conditions in the local market and the amount, if any, of construction contributions obtained from our landlords for structural additions and other leasehold improvements.

In selecting sites for our restaurants, an important objective is to earn an appropriate return on investment.  We measure returns using a fully-capitalized cash return on investment calculated by dividing EBITDAR (earnings before interest, taxes, depreciation and amortization, and rent expense) by our cash investment plus capitalized rent (computed as eight times annual rent).  We target an average return of between 18% and 20% for new restaurants.  Average return for The Cheesecake Factory restaurants in our comparable sales base was 23% in fiscal 2014, 2013 and 2012.

Our new restaurants typically open with initial sales volumes well in excess of their sustainable run-rate levels.  This initial “honeymoon” effect usually results from grand opening publicity and other consumer awareness activities that generate higher than usual customer traffic for our concepts, particularly in new markets.  During the three to six months following the opening of new restaurants, customer traffic generally settles into its normal pattern, resulting in sales volumes that gradually adjust downward to their sustainable run-rate level. Additionally, our new restaurants usually require a four to six month period after opening to reach their targeted restaurant-level operating margins due to cost of sales and labor inefficiencies commonly associated with new, highly complex casual dining restaurants such as ours.

Restaurant Operations and Management

Our ability to consistently and properly execute a complex menu offering items prepared daily with high quality, fresh ingredients in an upscale casual, high-volume dining environment is critical to our overall success.  We employ detailed operating procedures, standards, controls, food line management systems, and cooking methods and processes to accommodate our extensive menu and to drive sales productivity.  However, the successful day-to-day operation of our restaurants remains critically dependent on the ability, dedication and engagement of our General Managers (“GM”), Executive Kitchen Managers (“EKM”) and all other management and hourly staff members working at our restaurants.  Competition among restaurant companies for qualified personnel remains high.  (See Item 1A — Risk Factors — “If we are unable to successfully recruit and retain qualified restaurant management and operating personnel in an increasingly competitive market, we may be unable to effectively grow our business and revenues, including executing on our plans for domestic and international expansion, which could have an adverse impact on our financial performance.”)

We believe that the high average sales volumes and popularity of our restaurants allow us to attract and retain high quality, experienced restaurant-level management and other operational personnel.  Each restaurant is staffed with one GM, one EKM and an average of six to ten additional kitchen and front-of-the-house managers, depending on the size and sales volume of each restaurant.  Our GMs possess an average of more than ten years of experience with the Company.  All newly-recruited restaurant management personnel complete an extensive training program during which they receive both classroom and on-the-job instruction in areas such as food quality, customer service, safety and preparation, financial management and cost controls, staff relations and liquor liability avoidance.  Managers continue their development by participating in and completing a variety of training and development activities to assess their skills and knowledge necessary for continued upward progression through our management levels.

Each restaurant GM reports to an Area Director of Operations (“ADO”) who supervises the operations of seven to eight restaurants in a region.  In turn, each ADO reports to one of four Regional Vice Presidents of Restaurant Operations.  Our EKMs report to their GMs, but are also supervised by an Area Kitchen Operations Manager responsible for between eight and nine restaurants.  Our restaurant field supervision organization also includes our Senior Vice President of Operations, Chief Culinary Officer, an operations services team and a performance development department who are collectively responsible for day-to-day operations, managing new restaurant openings and training for all operational managers and staff.

To enable us to more effectively compete for and retain the highest quality restaurant management personnel, we offer an innovative and comprehensive compensation program for our restaurant GMs and EKMs.  Each participant receives a competitive base salary and has the opportunity to earn a cash bonus based on quantitative restaurant performance metrics.  GMs are also eligible to use a Company-leased vehicle.  In addition, we provide a longer-term, equity incentive program to our GMs and EKMs based on their extended service with us in their respective positions and their achievement of certain established performance objectives during that period.  We believe that these awards encourage our GMs and EKMs to think and act as business owners, assist in retention of restaurant management, and align our managers’ interests with those of our stockholders.  (See Item 1A — Risk Factors — “Our inability to offer long-term equity incentive compensation may harm our ability to retain key employees, which could adversely affect our operations and financial performance.”)

Our restaurant GMs are responsible for selecting and training hourly staff members for their respective restaurants.  Each restaurant is staffed, on average, with approximately 170 hourly staff members.  We require each hourly staff member to participate in a formal training program for his or her respective position in the restaurant, under the supervision of other experienced staff members and restaurant management.  We strive to foster enthusiasm and commitment in our staff members through daily staff meetings and dedicated time for training.  We solicit suggestions concerning restaurant operations and other aspects of our business through an annual engagement survey, general manager and workgroup meetings, a website dedicated to receiving staff member input and other means.  In recognition of our success in this area, we were named to Fortune magazine’s 2014 “100 Best Companies to Work For” list, which is published annually based on a culture review and surveys of current employees to identify and recognize companies that create positive work environments with high employee morale and fulfillment.  We were also awarded the Best Practices Award in January 2015 recognizing best overall performance among the TDN2K/People Report consortium based on restaurant management retention, hourly employee retention, composite diversity, year-over-year improvement and community involvement.

Preopening Costs for New Restaurants

Due to the highly customized and operationally complex nature of our upscale, high volume concepts and the investment we make in properly training our staff to operate our restaurants, our preopening process is more extensive, time consuming and costly than that of most chain restaurant operations.  Preopening costs for a typical The Cheesecake Factory restaurant in an established market average approximately $1.3 million to $1.5 million and include all costs to relocate and compensate restaurant management employees during the preopening period, costs to recruit and train hourly restaurant employees, and wages, travel and lodging costs for our opening training team and other support staff members.  Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities.  Preopening costs are generally higher for larger restaurants and initial entry into new markets and lower when we relocate a restaurant.  We usually incur the most significant portion of preopening costs within the two months immediately preceding and the month of a restaurant’s opening.

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

We produce approximately 70 varieties of cheesecakes and other baked desserts based on proprietary recipes.  Some of our most popular cheesecakes include the Original Cheesecake, Ultimate Red Velvet Cake Cheesecake TM, Reese’s® Peanut Butter Cup Chocolate Cake Cheesecake TM, Godiva® Chocolate Cheesecake, Oreo® Dream Extreme Cheesecake, Fresh Banana Cream and Fresh Strawberry.  Other popular baked desserts include Chocolate Tower Truffle Cake TM, Carrot Cake, Black-Out Cake and Lemoncello Cream Torte.

The primary role of our bakery operations is to produce innovative, high quality cheesecakes and other baked desserts for sale at our restaurants and those of our international licensees.  Dessert sales represented between 15% and 16% of our restaurant sales in fiscal 2014, 2013 and 2012 and are important to restaurant-level profitability.  Vertical integration of this vital part of our brand gives us control over the creativity and quality of our desserts and is also more profitable than buying from a third party.

We also leverage our brand identity and profitably utilize our bakery production capacity by selling cheesecakes and other baked products to our international licensees, external foodservice operators, retailers and distributors.  Items produced for outside accounts are marketed under The Cheesecake Factory® trademark, The Dream Factory® trademark, The Cheesecake Factory Bakery® mark and other private labels.  Current large-account customers include the leading national warehouse club operators, a national retail bookstore cafe, foodservice distributors, supermarkets and other restaurant and foodservice operators.  We sell baked goods internationally under both The Cheesecake Factory® and The Dream Factory® trademarks in 24 countries, including to all licensed The Cheesecake Factory® restaurants.  We currently sell a selection of our The Cheesecake Factory branded cakes online and in catalogs through an agreement with an upscale retailer.

Purchasing and Distribution

We strive to obtain quality menu ingredients, bakery raw materials and other supplies and services for our operations from reliable sources at competitive prices and consistent with our sustainability goals.  We continually research and evaluate various ingredients and products in an effort to maintain high quality levels, to be responsive to changing consumer tastes and to manage our costs.

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

Substantially all of our food and supplies are available from multiple qualified suppliers, which helps to mitigate our risk of commodity availability and obtain competitive prices.  Independent foodservice distributors, including the largest foodservice distributor in North America, deliver most items multiple times per week to our restaurants.  We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, depending on market conditions and expected demand.  While we have historically been unable to contract directly for extended periods of time for certain of our commodities such as some produce, wild-caught fresh fish and certain dairy items, including fluid milk and manufacturing cream, we are actively evaluating suppliers who may be able to provide longer term fixed pricing agreements and also new hedging vehicles, such as direct financial instruments, to assist us in managing our risk and variability in these categories.  However, at times we may still choose not to enter into contracts using the vehicles and markets that are available to us due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors.  Additionally, the cost of commodities subject to governmental regulation (such as dairy and corn) can be even more susceptible to price fluctuation.  Where we have not contracted, commodities can be subject to unforeseen supply and cost fluctuations, which at times can be significant.  (See Item 1A — Risk Factors — “Our inability to anticipate and react effectively to changes in the costs of key operating resources, including food, labor, utilities and other supplies and services, may increase our cost of doing business, which may adversely impact our financial performance.”)

Sustainability

At the heart of our business model is a set of guiding principles based on excellence and quality in everything we do.  As a part of this commitment, we are continuing to develop a sustainability program that is aligned with our culture and values, is feasible given the complexity of our restaurant operations and is financially responsible.  We are examining all aspects of our business in an effort to identify, create and implement meaningful and sustained change.

Because much of our environmental impact comes from the ingredients we use in our menu items and bakery products, we are initially focusing our efforts on our suppliers.  We are working with our direct suppliers to source not only the highest quality ingredients, but also to help us identify ingredients that are more sustainably grown, harvested and raised that we may be able to utilize with our restaurants.  For example, we are working to increase the proportion of cage-free eggs to approximately 20% of our shell egg purchases in fiscal 2015, while evaluating opportunities to further increase this percentage.  We also strive to purchase products that are produced, grown, manufactured and transported in a manner that addresses the risk of slavery and human trafficking in our supply chain.

We are also working on reducing our environmental footprint by building and maintaining more energy-efficient restaurants, conserving water and reducing waste, including installing low wattage light bulbs and energy efficient heating, ventilation and air conditioning units, exploring green building techniques and materials, and utilizing highly recyclable resins in our takeout packaging.  In addition, we developed a best practices guide to educate our restaurant operators on ways to minimize energy consumption in their restaurants.

To learn more about our sustainability and supply chain practices, please visit the “Sustainability” page and the “Supply Chain” page on our website at www.thecheesecakefactory.com.  The contents of our website are not incorporated by reference into this Form 10-K.

Information Technology

Our technology-enabled business solutions are designed to provide effective financial controls, cost management, improved efficiencies and enhanced customer service.  Our business intelligence solution and data warehouse architecture provides corporate and restaurant management with information and insights into key operational metrics and performance indicators.  This framework delivers enterprise reporting, dashboards and analytics, and allows access to metrics such as quote and wait time accuracy, employee retention trends, and restaurant quality and service analyses.  Our restaurant point of sale and back office systems provide information regarding daily sales, cash receipts, inventory, food and beverage costs, labor costs and other controllable operating expenses.  Our kitchen management system provides automated routing and cook line balancing and synchronizes order completion, ticket time and cook time data, promoting more efficient levels of labor and productivity without sacrificing quality.  We leverage our recipe viewer system to ensure timely and accurate recipe updates and to provide instructional media content and detailed procedures enabling our staff to consistently prepare our highly complex, diverse menu across all locations.  We continue to advance the capabilities of our front desk management system to improve our seating efficiency and enhance the accuracy of our wait time quotes.  We also continue to leverage the capabilities of our web-based labor scheduling solution to enhance scheduling precision and improve staff satisfaction.  In 2014, we implemented a web-based notification and tracking solution to more efficiently contact our restaurants and monitor our progress in the event of a needed product withdrawal or recall.

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

We continue to innovate and modernize our technology infrastructure to provide improved efficiency, capability, control, security and scalability.  Over the last several years, we instituted several technology and security awareness training initiatives designed to increase our security posture while providing needed flexibility in our environment to support future growth.  In 2014, we instituted a multi-disciplined security incident response plan to better recognize, manage and resolve any cyber security breach, and we obtained cyber risk insurance coverage to further reduce our risk profile.  Enhancing the security of our financial data and other personal information remains a high priority for us, led by our information technology department in conjunction with an interdepartmental information security council representing all of our key functional areas.  Enhancements to our cyber security profile will continue in fiscal 2015, including documenting defined guidelines for business resumption efforts in the event of a technology interruption, migrating additional key applications to secure cloud environments, and instituting additional robust encryption capabilities.  For a discussion of the risks related to our use of computer networks and technology in the operation of our business, see Item 1A — Risk Factors — “Information technology system failures or breaches of our network security could interrupt our operations and subject us to increased operating costs, as well as to litigation and other liabilities, all of which could have an adverse impact on our financial performance.”

Marketing and Advertising

We rely on our reputation, as well as our high profile locations, media interest and positive “word of mouth,” to retain and grow market share rather than using traditional paid advertising through television, radio or print, or using significant discounting to attract consumers.  We utilize a social media and digital marketing strategy that allows us to interact regularly with our customers outside of our restaurants, including communication on Facebook®, Twitter®, Pinterest®, Instagram® and other social media platforms, as well as direct email to customers.  Public relations is another important aspect of our marketing approach, and we frequently appear on local and national television for cooking demonstrations and other brand-building exposure such as National Cheesecake Day.  We generated close to one billion media impressions in fiscal 2014 at little or no cost to us.  We partner with several premiere third-party gift card retailers, contributing to our brand awareness and building gift card sales.  We also attempt to build awareness and relationships with retailers located in the same developments, shopping center operators, local hotel concierges, neighborhood groups and others in the community.  In addition, for restaurants opening in new markets, we strive to obtain local television, radio station and newspaper coverage in order to benefit from publicity at low or no cost.  At times, we also engage in marketing and advertising opportunities in selective local markets.  Our international licensees are committed to opening each new restaurant with marketing that can be comprised of a mix of elements including print, billboards, digital and radio.  (See Item 1A — Risk Factors — “If we are unable to protect the value of our brands and our reputation, sales at our restaurants may be negatively impacted, which may adversely affect our financial performance.”)

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

Food Safety and Quality Assurance

Our food safety and quality assurance teams oversee food safety, nutritional and regulatory compliance, supporting our restaurants and bakeries in providing safe, high quality food in a clean and safe environment.  Our food safety systems are focused on preventing contamination and illness.  We develop our systems and processes to adhere to government regulations, including training our staff and managers to comprehensive standards and conducting monthly audits.  Our restaurants also regularly undergo third party audits and regulatory agency inspections. Our bakery facilities conduct daily food safety and good manufacturing practice audits and receive routine regulatory agency audits and food safety and quality systems’ certification audits.

In selecting suppliers, we look for key performance indicators relating to sanitation, operations and facility management, good manufacturing and agricultural practices, product protection, recovery and food security.  In addition to measuring and testing food safety and security practices, we strive to ensure that all our food suppliers have annual food safety and quality system audits.  Our restaurants and bakery facilities also follow regulatory guidelines required for conducting and managing ingredient and product traceability.  In 2014, we implemented a web-based notification and tracking solution to more efficiently contact our restaurants and monitor our progress in the event of a needed product withdrawal or recall.  We also installed an ozone cleaning system in approximately 20 locations in 2014, and plan to install more units in fiscal 2015, in order to provide an effective “green” sanitizing method that is consistent with our sustainability goals while providing an effective control step for bacteria and pathogens.  (See Item 1A — Risk Factors — “Concerns relating to food safety, food-borne illness, pandemics and other diseases could reduce customer traffic to our restaurants, which could harm our financial performance.”)

Government Regulation

As a restaurant company, we are subject to numerous federal, state and local laws affecting our business.  Each of our restaurants is subject to licensing and regulation by a number of government authorities, which may include alcoholic beverage control, health, sanitation, environmental, labor, zoning and public safety agencies in the state or municipality in which the restaurant is located.  We are also subject to federal and state environmental regulations; however, these laws have not had a material effect on our operations.  During fiscal 2014, there were no material capital expenditures for environmental control facilities and no material expenditures for this purpose are anticipated.  In addition to domestic regulations, our international expansion exposes us to additional regulations, including antitrust and tax requirements, anti-boycott legislation, import/export and customs regulations and other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act.  For a discussion of the potential impact on our business of a failure by us to comply with applicable laws and regulations, see Item 1A — Risk Factors — “Changes in, or any failure to comply with, applicable laws or regulations could adversely affect our ability to operate our restaurants and/or increase our cost to do so, which could harm our financial performance.”

As a manufacturer and distributor of food products, we are subject to a number of food safety laws, including the Federal Food, Drug and Cosmetic Act, the Federal Food Safety Modernization Act and regulations concerning nutritional labeling under the Patient Protection and Affordable Care Act of 2010 (“PPACA”).  This comprehensive regulatory framework governs the manufacture (including composition and ingredients), labeling, packaging and safety of food in the United States.  In addition, several states and local jurisdictions have adopted or are considering various food and menu nutritional labeling requirements, many of which are inconsistent or are interpreted differently from one jurisdiction to another and many of which may be superseded by the new federal regulations under the PPACA.

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

In addition, we are subject to dram shop statutes in most of the states in which we operate, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.  We carry liquor liability coverage as part of our existing comprehensive general liability insurance.  For a discussion of the potential impact of a settlement or judgment in excess of our liability insurance coverage, see Item 1A — Risk Factors — “If we are unable to manage our business risks, costs associated with litigation and insurance could increase, which could adversely impact our financial performance.”

Various federal, state and local laws govern our operations and our relationships with our staff members, including such matters as minimum wages, breaks, overtime, tip credits, fringe benefits, leaves, safety, working conditions, provision of health insurance and citizenship or work authorization requirements.  We are also subject to the regulations of the Department of Homeland Security, the U.S. Citizenship and Immigration Services and U.S. Immigration and Customs Enforcement.

Our facilities must comply with the applicable requirements of the Americans with Disabilities Act of 1990 (“ADA”) and related federal and state statutes which prohibit discrimination on the basis of disability with respect to public accommodations and employment.  Under the ADA and related state and local laws, we must make access to our new or significantly remodeled restaurants readily accessible to disabled persons. We also must make reasonable accommodations for the employment of disabled persons.

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

We are subject to laws relating to information security, privacy, cashless payments and consumer credit, protection and fraud.  An increasing number of governments and industry groups worldwide have established data privacy laws and standards for the protection of personal information (including social security numbers), financial information (including credit card numbers) and health information.  We must continually update our information technology systems and staff member training in order to comply with these laws.  (See Item 1A — Risk Factors — “Information technology system failures or breaches of our network security could interrupt our operations and subject us to increased operating costs, as well as to litigation and other liabilities, all of which could have an adverse impact on our financial performance.”)

Tradenames, Trademarks and Other Intellectual Property

We own and have applied to register numerous tradenames, logos, trademarks, service marks and other intellectual property (collectively, “Intellectual Property”) in the United States and in additional countries throughout the world in restaurant and bakery goods categories, among others.  We periodically apply for copyright protection of our restaurant menus and other Intellectual Property.  We regard our Intellectual Property, including “The Cheesecake Factory,” “Grand Lux Cafe,” “RockSugar Pan Asian Kitchen,” “The Cheesecake Factory Bakery,” and “The Dream Factory,” as well as our trade dress, as having substantial value and as being important to our marketing efforts.  Our policy is to pursue registration of our important Intellectual Property whenever commercially feasible and to vigorously oppose any infringement of our Intellectual Property.  The duration of Intellectual Property registrations varies from country to country.  However, registrations of Intellectual Property are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.  We also registered various Internet domain names, including “www.thecheesecakefactory.com,” “www.grandluxcafe.com,” “www.rocksugarpanasiankitchen.com,” and “www.thecheesecakefactorybakery.com” and derivations of these and other domain names to include international country codes.

Charitable Giving

In 2001, we sponsored the formation of The Cheesecake Factory Oscar and Evelyn Overton Charitable Foundation (“Foundation”), a 501(c)(3) qualified, non-profit charitable organization.  Our Foundation was created as a means to give back to the communities our restaurants serve, as well as to unite our staff members in charitable causes.  Since the inception of its annual Invitational Charity Golf Tournament, the Foundation has raised $2.5 million, including $0.2 million in fiscal 2014, for the City of Hope Comprehensive Cancer Center, a leading research and treatment center for cancer, diabetes and other life-threatening diseases in Southern California.  In fiscal 2014, over 3,000 of our staff members served more than 6,000 holiday meals to low-income individuals and families in 13 Salvation Army centers across the country at the annual Thanksgiving Day Feast.  Additionally, the Foundation provides sponsorships for teams comprised of our staff members who work directly with non-profit organizations in their communities to support a variety of local and national initiatives.

In addition to the efforts of the Foundation, the Company directly participates in the Harvest Food Donation Program by donating surplus food from our restaurants to local food rescue operations for distribution to soup kitchens and shelters to aid those in need.  In fiscal 2014, we also donated $0.3 million to Feeding America®, the nation’s leading domestic hunger-relief charity, and Share Our Strength’s No Kid Hungry campaign through sales of our Lemon Meringue and Toasted Marshmallow S’mores Galore® cheesecakes, bringing our total contributions to Feeding America® to $3.0 million over the past seven years.  Our staff members also collected more than 157,000 pounds of peanut butter nationwide to support Feeding America’s annual campaign to bring awareness to and help fight domestic hunger by donating peanut butter to local food banks.  We also partnered with the California Community Foundation to provide a method for our staff members to assist other staff members in need through our The Cheesecake Factory “HELP” fund.

Employees

As of December 30, 2014, we employed approximately 35,700 people, of which approximately 34,600 worked in our restaurants, approximately 700 worked in our bakery operations and approximately 400 worked in our corporate center and restaurant field supervision organization.  Our staff members are not covered by collective bargaining agreements.  We consider our relations with our staff members to be favorable.  Our focus on the development and engagement of our staff and managers contributed to The Cheesecake Factory being named to Fortune magazine’s 2014 “100 Best Companies to Work For” list.

Executive Officers of the Registrant

David Overton, age 68, serves as our Chairman of the Board and Chief Executive Officer.  Mr. Overton co-founded our predecessor company in 1972 with his parents, Oscar and Evelyn Overton.  He is also a founding member and director of our Foundation.

David M. Gordon, age 50, was appointed President of the Company in February 2013.  Mr. Gordon has been employed by the Company in various capacities since 1993, most recently as Senior Vice President of Operations from 2008 through 2010 and Chief Operating Officer of The Cheesecake Factory and Grand Lux Cafe restaurants from 2010 until his appointment as our President.  He is also a director of our Foundation.

W. Douglas Benn, age 60, was appointed Executive Vice President and Chief Financial Officer in 2009.  Mr. Benn is a veteran of the restaurant industry having spent more than 20 years in management roles with restaurant companies.  Prior to joining the Company, he served as Executive Vice President and Chief Financial Officer of RARE Hospitality International, owner of the LongHorn Steakhouse and The Capital Grille concepts, prior to that company’s sale to another multi-concept, public restaurant company in 2007.  He is also an advisory director of our Foundation.

Max S. Byfuglin, age 69, serves as President of The Cheesecake Factory Bakery Incorporated, our bakery subsidiary.  Mr. Byfuglin joined our bakery operations in 1982 and worked closely with our founders, serving in nearly every capacity in our bakery operations over the past 30 years.

Debby R. Zurzolo, age 58, serves as our Executive Vice President, Secretary and General Counsel.  Ms. Zurzolo joined our Company as Senior Vice President and General Counsel in 1999 and was appointed to her current positions in 2003.  From 1982 until joining the Company, she practiced law at Greenberg Glusker Fields Claman & Machtinger LLP in Los Angeles, California.  As a partner with that firm, Ms. Zurzolo represented us on various real estate and other business matters.  She is also a founding member and director of our Foundation.

Cheryl M. Slomann, age 49, serves as our Senior Vice President, Corporate Controller and Chief Accounting Officer since March 2014. Ms. Slomann joined our Company in April 2004 as Vice President, Corporate Controller and was appointed as our Chief Accounting Officer in February 2005.

ITEM 1A.                                       RISK FACTORS

An investment in our common stock involves risks and uncertainties.  In addition to the information contained elsewhere in this Annual Report on Form 10-K and other filings that we make with the SEC, you should carefully read and consider the risks described below before making an investment decision.  The occurrence of any of the following risks could materially harm our business, operating results, earnings per share (EPS), financial position, cash flows and/or trading price of our common stock (individually and collectively referred to as our “financial performance”).  In addition, our actual results could vary materially from any results expressed or implied by forward-looking statements contained in this report, in any of our other filings with the SEC and other communications by us, both written and oral, depending on a variety of factors, including the risks and uncertainties described below.  It is not possible for us to predict all possible risks or the impact these factors could have on us or the extent to which any one factor, or combination of factors, may adversely affect our financial performance.

Risks Related to Our Financial Performance

The impact global and domestic economic conditions have on consumer discretionary spending could negatively impact our business and financial performance.

Dining out is a discretionary expenditure that historically increases or decreases with fluctuations in consumer confidence, employment and wage rates, and general domestic and global economic conditions.  Material changes with respect to governmental policy related to domestic and international fiscal concerns, and/or changes in major central bank policies with respect to monetary policy, also could affect consumer discretionary spending, which could materially affect our financial performance.  While consumer confidence slowly improved since fiscal 2008, it remains below the pre-recessionary levels.  In addition, while unemployment has made improvements since 2008, real wages have been stagnant or declining for the majority of the workforce during this time period.  Finally, ongoing macroeconomic concerns around the overall rate of global economic growth have increased during the past year.  All of these factors, and others, will likely influence leading economic indicators such as additional job creation and consumer confidence.  If the economic conditions do not meaningfully improve, the slow-paced U.S. economic recovery may deteriorate and our financial performance could be materially affected.

If we are unable to improve our comparable restaurant sales, we may be unable to grow revenues, profitability and EPS, which could adversely impact our financial performance.

Changes in comparable restaurant sales occur as a result of (i) customer traffic increases or decreases, (ii) menu price increases, and (iii) menu mix shifts.  If we are unable to grow comparable restaurant sales and our costs increase, or if comparable restaurant sales decrease and costs remain flat or increase, the effect, over time, is to spread costs across a lower level of sales, which may cause our financial performance to decline.

If we are unable to increase customer traffic in our restaurants, our ability to grow our comparable restaurant sales will be hindered.  Changes in customer traffic are impacted by a variety of factors, including macroeconomic conditions that impact customer discretionary spending, competition from other restaurants (both in the upscale casual dining segment and in other segments of the restaurant industry, such as fast casual), consumer perception of our concepts’ offerings in terms of quality, price, value and service, changes in consumer eating habits, including substituting other dining options (such as grocery prepared meals or mobile catering) for restaurant dining experiences, irregular and increasingly volatile weather, demographic, economic and other adverse changes in the trade areas in which our restaurants are located and changes in the regulatory environment.  We can provide no assurance that we will be successful in achieving increased customer traffic.

We utilize menu price increases to help offset inflation of key operating costs.  If our menu price increases are not accepted by customers, resulting in reduced customer traffic, it could reduce our growth in comparable restaurant sales and negatively affect our financial performance.  If our menu price increases are insufficient to absorb or offset increased costs, it could negatively affect our financial performance.

If customers purchase fewer menu items or lower cost menu items to reduce the amount they are spending, menu mix will be adversely impacted.  Unfavorable menu mix could also result from negative perceptions of menu items.  Unfavorable menu mix shifts could reduce our average check even if customer traffic increases, negatively impacting our ability to grow comparable restaurant sales, which could adversely affect our financial performance.

If we are unable to protect the value of our brands and our reputation, sales at our restaurants may be negatively impacted, which may adversely affect our financial performance.

The Cheesecake Factory’s reputation for quality and breadth of menu items and bakery products significantly contributes to the total experience that customers enjoy in our restaurants.  We must protect and grow the value of our brands domestically and globally to continue to be successful in the future.

Any incident that erodes consumer trust in or affinity for our brands could be harmful to our financial performance.  If we experience negative publicity, regardless of any factual basis, relating to food quality, restaurant facilities, customer complaints or litigation alleging illness or injury, if there are allegations of food-borne illnesses, food tampering or contamination or poor health inspection scores, sanitary or other issues with respect to food processing by us or our suppliers, labor relations or compliance with applicable regulations or standards, among others, sales at our restaurants may be adversely impacted, harming our financial performance.  Additionally, with the growth in importance and impact of social media over the last few years, any negative publicity by a customer who perceives or experiences a failure by us to provide a positive dining experience, including in restaurants operated by our international licensees, may be magnified and reach a large portion of our customer base in a very short period of time, which could harm the value of our brand and consequently our financial performance could suffer.

Our inability to anticipate and react effectively to changes in the costs of key operating resources, including food, labor, utilities and other supplies and services, may increase our cost of doing business, which may adversely impact our financial performance.

We negotiate short-term and long-term supply agreements for some of our principal commodity, supply and equipment requirements, depending on market conditions and expected demand.  While we have historically been unable to contract directly for extended periods of time for certain of our commodities such as some produce, wild-caught fresh fish and certain dairy items, including fluid milk and manufacturing cream, we are actively evaluating suppliers who may be able to provide longer term fixed pricing agreements and also new hedging vehicles, such as direct financial instruments, to assist us in managing our risk and variability in these categories.  However, at times we may still choose not to enter into contracts using the vehicles and markets that are available to us due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors.  Additionally, the cost of commodities subject to government regulation (such as dairy and corn) can be even more susceptible to price fluctuation. If we are unable to effectively manage the cost of our principal commodity, supply and equipment requirements, our financial performance may be materially adversely impacted.

In de-regulated markets, we engage in a competitive bidding process for our gas and electric requirements.  If this process yields favorable bid results, we may enter into utility supply agreements for certain of our restaurants, which can vary in length but historically the majority have been for one year terms.  Resources that we may purchase on the international market are subject to fluctuations in both the value of the U.S. dollar and increases in global demand.  Also, our suppliers may be impacted by increased input costs to produce and transport resources that we use in our restaurants and bakery manufacturing facilities which could eventually increase our cost for such commodities.

Increases in minimum wage, health care and other benefit costs may have a material adverse effect on our labor costs.  We operate in many states and localities, where the minimum wage is significantly higher than the federal minimum wage and in such areas our staff members receive minimum compensation equal to the state’s or locality’s minimum wage.  In other geographic areas, some of our staff members may be paid a tip credit wage that is supplemented by gratuities received from our customers.  Increases in the tip credit minimum wage in these states or localities, or under federal law, may have a material adverse effect on our labor costs, and our financial performance. Increases in minimum wage may also result in increases in the wage rates paid for non-minimum wage positions. With respect to health care costs, we experienced a significant cost increase in fiscal 2014 stemming from high levels of claims activity and the cost of services provided under those claims. Health care costs can vary substantially from quarter-to-quarter and year-over-year as a result of the unpredictability of claims activity.

While we try to partially offset increases in the costs of key operating resources by gradually raising prices for our menu items and bakery products, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future.  If we are unable to anticipate and respond to increases in our operating costs, our financial performance may be materially adversely impacted.

Failure to effectively compete for the patronage of our customers could result in reduced customer traffic at our restaurants, which may adversely impact our financial performance.

We operate in an industry that is highly competitive with respect to menu and food quality, service, access to qualified operations personnel, location, décor and value.  There are a number of other restaurant operators that compete with us for customer traffic, some of which have significantly greater resources to market aggressively to consumers, which could result in our concepts losing market share.  We believe that many consumers remain focused on value, and if other restaurant operators are able to promote and deliver a higher degree of perceived value through heavy discounting or other methods, our customer traffic levels may decline, which would adversely impact our financial performance.  In addition, with the increased variety of fresh and local product offerings at fast casual restaurants, quick-service restaurants, catered mobile and grocery stores, consumers may choose to trade down to these alternatives, which could also negatively affect our financial performance.

If we are unable to secure an adequate number of high quality sites for future restaurant openings, the growth of our concepts may be adversely impacted, which could harm our financial performance.

Our future revenue and EPS growth depend on the availability and selection of high quality sites that meet our criteria.

The number and timing of new restaurants opened during any given period, and their associated contribution to operating week growth for the period, will depend on a number of factors including, but not limited to:

•                  unforeseen delays due to market conditions, the highly customized nature of our restaurant concepts, and the complex design, construction, and preopening process for each new location;

•                  an increase in competition for available premier locations;

•                  the influence consumer shopping trends has on the availability of sites in traditional locations, such as premier regional shopping centers;

•                  the identification and availability of high quality locations;

•                  acceptable lease terms and the lease negotiation process;

•                  the availability of suitable financing for our landlords;

•                  the financial viability of our landlords;

•                  the timing of the delivery of the leased premises to us from our landlords in order to perform build-out construction activities;

•                  the ability of our landlords and us to obtain all necessary governmental licenses and permits, and consents of third parties, on a timely basis to construct and operate our restaurants;

•                  our ability to successfully manage the complex design, construction and preopening processes for each of our highly customized restaurants, and the availability and/or cost of raw materials and labor;

•                  any unforeseen engineering or environmental problems with the leased premises;

•                  adverse weather during the construction period;

•                  political uncertainty; and

•                  the availability of qualified operating personnel in the local market.

We may incur additional costs if we are unable to renew our restaurant leases on similar terms and conditions, or at all, or to relocate the locations of our restaurants in certain trade areas, which could harm our financial performance.

We currently lease all of our restaurant premises and, although we remain flexible to other arrangements, we currently plan to continue to lease our restaurant locations in the future.  Some of our leases have terms that will expire in the next couple of years and beyond.  Many of these leases include renewal options; however, several do not.  Lease expirations allow us to opportunistically evaluate possibly relocating certain restaurants to higher quality sites and trade areas over time.  However, doing so may involve additional costs, such as increased rent and other expenses related to renegotiating the terms of occupancy of an existing lease, and the costs to relocate and develop a replacement restaurant, if we choose not to renew a lease, or are unable to do so, on favorable terms in a desirable location.  In addition, we may elect to terminate certain leases prior to their expiration dates in order to improve financial performance over the long term in certain trade areas.  However, we may be unable to negotiate favorable terms for such early terminations.  Additional costs related to expiring restaurant lease terms or our inability to terminate certain restaurant leases under favorable terms could negatively affect our financial performance.

Our business could be harmed if we fail to retain, or effectively respond to a loss of, key executives, which could have an adverse impact on our financial performance.

The success of our business continues to depend in critical respects on the contributions of David Overton, our founder, Chairman of the Board and Chief Executive Officer, and other senior executives of the Company.  The departure of Mr. Overton or other senior executives could have a material adverse effect on our business and long-term strategic plan.  We have adopted a succession plan that includes short-term and long-term planning elements to allow us to successfully continue operations should any of our senior management team become unavailable to us.  However, there is a risk that we may not be able to implement the succession plan successfully or in a timely manner or that the succession plan will not result in the same financial performance we currently achieve under the guidance of our existing executive team.

If we are unable to successfully recruit and retain qualified restaurant management and operating personnel in an increasingly competitive market, we may be unable to effectively grown our business and revenues, including executing on our plans for domestic and international expansion, which could have an adverse impact on our financial performance.

We must continue to attract, retain and motivate a sufficient number of qualified management and operating personnel to maintain consistency in the service, hospitality, quality and atmosphere of our restaurants, both domestically and internationally.  Qualified management and operating personnel are typically in high demand and if we are unable to attract high caliber people, it would limit our ability to expand our concepts effectively.  In addition, we continue to require the services of our senior management and operating personnel to support our international expansion efforts.  If we are unable to recruit and train managers to work at restaurants operated by our licensees while adequately maintaining sufficient numbers of managers for our Company-owned locations, the quality of our operations may suffer and the reputation of our brand may be harmed.  This may also hinder our ability to effectively grow our business, which may adversely affect our financial performance.

Our inability to offer long-term equity incentive compensation may harm our ability to retain key employees, which could adversely affect our operations and financial performance.

As part of a competitive compensation package, we historically granted equity awards to key staff members, including our executives and our General Managers and Executive Kitchen Managers who run our restaurants.  From time to time, we may ask our stockholders to approve additional shares in our equity compensation plan to allow us to continue to grant equity awards as part of our compensation packages.  Stockholder advisory groups utilize guidelines to issue voting recommendations intended to influence stockholder votes regarding approval of proxy proposals.  If we are unable to meet the formulae required to obtain favorable recommendations or otherwise are unable to get stockholder support for our share increase proposals, our ability to use equity compensation to incentivize our staff will be adversely affected.  If we are unable to grant equity compensation awards at a competitive level, we would need to offer equally compelling alternatives to supplement our compensation, including long-term cash compensation plans, or to significantly increase short-term cash compensation, in order to continue to attract and retain key personnel.  If we are required to use these alternatives, our compensation costs could increase significantly, which would adversely affect our financial performance.

Our inability to effectively use and monitor social media could harm our marketing efforts as well as our reputation, which could negatively impact our restaurant sales and financial performance.

Our marketing efforts include an emphasis on social media.  Many of our competitors are expanding their use of social media and new social media platforms are rapidly being developed, potentially making more traditional social media platforms obsolete.  As a result, we need to continuously innovate and develop our social media strategies in order to maintain broad appeal.  Social media can be challenging because it reaches a broad audience with an ability to respond or react, in near real time, with comments that are often not filtered or checked for accuracy.  Social media’s reach may magnify any negative publicity.  As a result, if we do not appropriately manage our social media strategies, our marketing efforts in this area may not be successful and any failure (or perceived failure) to effectively respond to negative or potentially damaging social media chatter, whether accurate or not, could damage our reputation, negatively impacting our restaurant sales and financial performance.

Concerns relating to food safety, food-borne illness, pandemics and other diseases could reduce customer traffic to our restaurants, which could harm our financial performance.

We dedicate substantial resources to ensuring the safety and quality of the food we serve.  Nevertheless, we face food safety risks, including the risk of food-borne illness and food contamination, which are common both in the restaurant industry and the food supply chain and that cannot be completely eliminated.  Adverse publicity or news reports, regardless of accuracy, regarding food quality or safety issues, illness, injury, health concerns, government or industry findings concerning food products served by us or our licensees, or issues stemming from the operation of our restaurants or bakery, restaurants operated by our licensees or other foodservice providers, third parties with whom we may co-brand products or who sell or distribute our products, or third parties we may use to procure materials used in our business, or generally in the food supply chain, could be damaging to the restaurant industry overall and specifically harm our brand and reputation, which in turn could adversely affect our financial performance.

If a pathogen, such as Ebola, “mad cow disease,” “SARS,” “swine flu” or other virus or bacteria, such as salmonella, or if parasites or other toxins infect the food supply (or are believed to have infected the food supply), the demand, availability and price of certain food items may be adversely impacted.  Additionally, if our customers or staff become infected with a pathogen that is transmittable by human-to-human, food-to-human or human-to-food contact, customers may avoid our restaurants and it may become difficult to adequately staff our restaurants, the occurrence of either of which may adversely impact our financial performance.

In addition to selling products throughout the world through various distribution channels, including, without limitation, supermarkets, mass market retailers, club stores and various other foodservice and retail channels, our two bakery facilities are the only sources of most of our baked desserts to our restaurants.  If any of our bakery products becomes subject to a product recall or market withdrawal, whether voluntary or involuntary, our costs to conduct such recall or market withdrawal could be significant, restaurant sales as well as third party sales of bakery product may be reduced, and our reputation could be adversely affected resulting in an adverse impact on our financial performance.

Information technology system failures or breaches of our network security could interrupt our operations and subject us to increased operating costs, as well as to litigation and other liabilities, all of which could have an adverse impact on our financial performance.

We rely heavily on our in-restaurant and enterprise-wide computer systems and network infrastructure across our operations (“Cyber Environment”), which could be vulnerable to unforeseen risks.  The efficient management of our operations depends upon our ability to protect our Cyber Environment against damage from physical theft, casualties such as fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, denial of service attacks, viruses, worms, malware, breaches of the algorithms we and our third-party service providers use to encrypt and protect data, including consumer transaction and credit card data, and other disruptive problems caused by hackers or others who intentionally target Cyber Environment vulnerabilities of companies such as ours (collectively, “security incidents”).  We employ both internal resources and external consultants to conduct auditing and testing for weaknesses in our Cyber Environment to reduce the likelihood of any security incident and have developed a multi-disciplined security incident response plan to help insure that our executives are fully and accurately informed and managing, with the help of content experts, the discovery, investigation, auditing and recovery stages of any security incidents.  However, we can provide no assurance that these measures will be successful in preventing losses in the event of a security incident.  Also, our international licensees have access to some of our intellectual property within their Cyber Environment and may not have as robust processes developed to secure their systems and equipment against a security incident or maintain auditing, testing, investigation or recovery protocols that are as robust as our own, or have the ability to respond to a security incident to the same extent as we may be able to.  Also, while we maintain a cyber-risk insurance program, available coverage and policy limits may not adequately cover or compensate us in the event of a security incident. Our financial performance may be negatively impacted if:

•                  our operations are interrupted because of a security incident,

•                  we are not able to promptly recover from a security incident,

•                  our Cyber Risk Insurance program is unable to fully address our losses, or

•                  we are subjected to litigation or regulatory action because of a security incident.

In addition, our corporate support center is located in California, in an area prone to natural disasters such as earthquakes and wildfires.  We have business continuity and disaster recovery plans in place to address many events of this nature, and back-up and off-site locations for recovery of electronic and other kinds of information, including storage of significant data in a cloud computing environment. (See Risk Factor — “Our inability or failure to execute on comprehensive business continuity and disaster recovery plans following a major natural or manmade disaster, including terrorism, at our corporate or bakery facilities could result in delayed recovery, loss of data, an inability to perform vital corporate functions, reduced capacity to produce bakery products, and other harm, which could adversely impact our financial performance.”)  However, we can provide no assurance that these measures will be successful and any damage to or failure of our Cyber Environment to operate effectively because of such events could cause significant delays in customer service, reduce efficiency in our operations, and require significant capital investments to remediate these issues, all of which could adversely affect our financial performance.

Our inability to maintain a secure environment for customers’ and staff members’ personal data could harm our reputation and result in litigation against us, which could have a material adverse effect on our financial performance.

We receive and maintain certain personal information about our customers and staff members.  For example, we transmit confidential credit card information in connection with credit card transactions, and we are required to collect and maintain certain personal information in connection with our employment practices, including the administration of our benefit plans.  The collection and use of this information by us is regulated at the federal and state levels, and the regulatory environment related to information security and privacy is increasingly demanding.  If a security incident occurs involving loss or inappropriate access to or dissemination of such personal information, we could be in breach of applicable laws, incur penalties and other costs to remedy such incident, and such event could adversely affect our reputation and result in litigation against us, which could have a material adverse effect on our financial performance.

In addition, our ability to accept credit cards as payment in our restaurants and for on-line gift card orders depends on us remaining compliant with standards set by the PCI Security Standards Council (PCI).  These standards require certain levels of Cyber Environment security and procedures to protect our customers’ credit card and other personal information.  We can provide no assurance that our security measures will be successful in the event of an attempted or actual security incident.  If these security measures are not successful, we may become subject to litigation or the imposition of regulatory penalties, which could result in negative publicity and significantly harm our reputation, either of which could have a material adverse effect on our financial performance.

Our failure to adequately protect our intellectual property could limit our ability to globally expand our brand, which could harm our financial performance.

We own trademarks, trade names, service marks, and other intellectual property in the United States and in various other countries throughout the world, including: The Cheesecake Factory®, The Cheesecake Factory Bakery®, Grand Lux Cafe® and Rocksugar Pan Asian Kitchen®.  Our trademarks, trade names and service marks, and other intellectual property are valuable assets of our business that require continuous monitoring to protect.  We protect our intellectual property in a variety of ways, including, by contract and by registering trademarks, trade names and service marks and copyrights in the United States and in various countries throughout the world.  We regularly and systemically search for misappropriations of our intellectual property and seek to enforce our rights whenever appropriate to do so; however, we cannot always be assured of success and cannot possibly find all infringing uses of our intellectual property.  Furthermore, we have not registered all of our trademarks, trade names and service marks throughout the world, as doing so may not be feasible because of associated costs or various foreign trademark law prohibitions.  Our inability to effectively protect our intellectual property domestically or internationally may result in limiting our ability to globally expand our brand thereby adversely affecting our financial performance.

We face a variety of risks related to our international expansion and global brand development efforts that could negatively affect our brand, require additional infrastructure to support such efforts, and expose us to additional liabilities under foreign laws, any of which could harm our financial performance.

International operations have a unique set of risks that differ from country to country, and can include, among other risks, political instability, governmental corruption, social, religious and ethnic unrest, anti-American sentiment, loss of senior executive while traveling to foreign destinations, delayed and potentially less effective ability to respond to a crisis occurring overseas, changes in economic conditions (such as currency valuation, disposable income, climate change, unemployment levels and increases in the prices of commodities and labor), the regulatory environment, labor and pension laws, income and other taxes and tax rates, consumer preferences and practices, as well as changes in the laws and regulations governing foreign investment, joint ventures or licensing arrangements in countries where our licensees are located, the financial stability and wherewithal of our licensees, and local import controls.

Our international licensees are authorized to operate The Cheesecake Factory restaurant concept using our trademarks, trade names, service marks, trade dress and systems, and to provide our branded food and bakery products directly to consumers in The Cheesecake Factory restaurants opened in the licensed areas outside of the United States.  We provide extensive and detailed training to our licensees so that their employees may be able to effectively execute our operating processes and procedures.  Should we enter into additional international agreements, we intend to provide similar training.  However, since we do not operate these restaurants directly, we can provide no assurance that our licensees will adhere to our operating standards in the same manner as we would were such restaurants operated directly by us.  The products and services our licensees deliver in our branded restaurants may be negatively affected by factors outside of our control, including, but not limited to:

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

•                  changes in economic conditions of our licensees, whether or not related to the operation of our restaurants; and

•                  differences, changes or uncertainties in economic, regulatory, legal, social, climatic, and political conditions, including the possibility of instability and unrest.

If our licensees have difficulty operating our concept effectively, or receiving an adequate return on their investments, and these difficulties are attributed to us or our brand, our reputation and brand value could be harmed, our revenue from these restaurants could be diminished, and our international growth may be slowed, resulting in an adverse effect on our financial performance.

In order to support our international expansion, we entered into supply agreements with our licensees whereby our bakeries will supply certain of our branded bakery products to our branded international restaurants.  In order to supply bakery products to our branded restaurants operated by our international licensees, we must adapt certain recipes to eliminate locally prohibited ingredients, comply with labeling requirements that differ from those in the United States, and maintain certifications required to export to such countries.  In addition, unexpected events outside of our control, such as trade restrictions, import and export embargos, governmental shutdowns and disruptions in shipping, may affect our ability to transport adequate levels of bakery products to our licensees, for whom we are a sole source of supply for our branded desserts.  A failure to adequately supply bakery products to our internationally branded restaurants could affect the customer experience at those restaurants, resulting in decreased sales, and could, depending upon the reason for the failure, trigger contractual defaults on our part.

As we continue the international expansion of our brand, we will need to comply with regulations and legal requirements, including those related to the protection of our trade names, trademarks, service marks and other intellectual property.  Additionally, we will need to comply with both domestic laws affecting United States businesses that operate internationally, including the Foreign Corrupt Practices Act and anti-boycott laws, and with foreign laws in the countries in which we expand our restaurants. (See also, “Changes in, or any failure to comply with, applicable laws or regulations could adversely affect our ability to operate our restaurants and/or increase our cost to do so, which could harm our financial performance.”)  Also, we may become subject to lawsuits or other legal actions resulting from the acts or omissions of our licensees and, even though we may have taken reasonable steps to protect against such liabilities, including by obtaining contractual indemnifications and insurance coverage, there is no assurance that we will not incur costs and expenses as a result of our licensees’ conduct, even when we are not legally liable.

From time to time we may evaluate acquisitions, joint ventures or other initiatives that could distract management from our business and may create other risks to our business, which may have an adverse effect on our financial performance.

We continue to evaluate emerging brands and review the feasibility and likely long-term success of acquiring or developing new brands or expanding potential brand licensing to non-restaurant areas such as retail products.  As part of this evaluation, we may be presented with opportunities to buy or develop businesses that provide growth opportunities.  Any involvement in any such acquisition, merger, joint venture, alliance or divestiture, and any expansion of our brand to non-restaurant areas, may create inherent risks, including without limitation:

•                  inaccurate assessment of value, growth potential, weaknesses, liabilities, contingent or otherwise, and expected profitability of such ventures;

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

•                  unforeseen changes in the market and economic condition affecting the acquired business or venture;

•                  possibility of impairment charges if an acquired business does not meet the performance expectations upon which the acquisition price was based; and

•                  diversion of management’s attention and focus from existing operations to the integration of the acquired or merged business and its personnel or to the expansion of the brand to non-restaurant items.

If we do not appropriately scale our infrastructure in a timely manner we may be unable to respond to and support our domestic or international opportunities for growth, which could harm our financial performance.

We continually evaluate the appropriate level of infrastructure necessary to support our operational and development plans, including our domestic and international expansion.  If market conditions improve and we are able to identify enough high quality sites to significantly increase the planned number of new restaurant openings in the future, we may be unable to scale or manage the growth of our corporate and field supervision infrastructure in the short term to appropriately support our expansion.  Likewise, if sales decline, we may be unable to reduce our infrastructure quickly enough to prevent sales deleveraging which would adversely affect our financial performance.

Our international license agreements require us to provide training and support to our licensees for their development and operation of The Cheesecake Factory restaurants.  We have dedicated certain corporate personnel to international development and continue to utilize the talents of existing management, as we grow our international licensing and operations infrastructure.  In addition, one of the most important aspects of our restaurant operations is our ability to deliver dependable, quality service by experienced staff members who can execute our concepts according to our high standards.  This may require training our licensees’ management in the United States and our licensees’ staff in the licensed territories, as well as providing support in the selection and development of restaurant sites, product sourcing logistics, technological systems, and menu modification. If we are unable to provide the appropriate level of infrastructure support to our international licensees, including due to the lack of available personnel or due to foreign or domestic restrictions on the ability of our staff to provide training in licensed countries or our licensees’ employees to receive training domestically, our contractual relationships and future international expansion opportunities may be harmed resulting in an adverse effect on our financial performance.

Our inability to successfully operate or expand our Grand Lux Cafe and RockSugar Pan Asian Kitchen brands could adversely affect our ability to grow these concepts, which could materially harm our financial performance.

All of our restaurants are subject to the risks and uncertainties described in this filing.  However, there is an enhanced level of risk and uncertainty related to the operation and potential expansion of our less-established brands, Grand Lux Cafe and RockSugar Pan Asian Kitchen.

We frequently discuss potential Grand Lux Cafe sites with landlords and currently plan to open one additional Grand Lux Cafe in fiscal 2015; however, we can provide no assurance that new units will be accepted in the markets targeted for the expansion of this concept.

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

We are required to comply with laws and regulations including, but not limited to, those relating to alcoholic beverage control, public health and safety, access and use by the disabled, environmental hazards, labor, and food safety and labeling laws.  The failure to obtain and/or retain licenses, permits or other regulatory approvals required to operate our business could delay or prevent the opening and/or continued operation of a restaurant, adversely affecting that restaurant’s operations and profitability, and could adversely affect our ability to obtain these licenses elsewhere.  In addition, the failure to comply with governmental regulations could subject us to penalties and interruptions in operations. In certain states, we may be subject to “dram shop” statutes that generally allow a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.  Dram shop litigation may result in significant judgments, including punitive damages.  A settlement or judgment against us under a dram shop statute in excess of our general liability insurance coverage could have a material adverse effect on our financial performance.  Significant increases in minimum wages, including the tip credit wage in certain states, paid or unpaid leaves of absence, including mandatory sick pay regulations in a growing number of states and localities, and mandated health and/or COBRA benefits, or increased tax reporting, assessment or payment requirements related to our staff members who receive gratuities, or changes in interpretations of existing employment law, could be detrimental to our financial performance.

We are subject to federal and state laws that prohibit discrimination in the workplace and that set standards for the design, accessibility and operation of public facilities, such as the Americans with Disabilities Act.  Compliance with these laws and regulations can be costly and failure to comply could create exposure to government proceedings and litigation.  Even a perceived failure to comply could result in negative publicity that could damage our reputation and adversely affect our financial performance. In addition, various federal, state and local labor laws and regulations govern our operations and relationships with our staff members, including, but not limited to, minimum wages, breaks, overtime, deductions, certain benefits (including health care benefits), safety, working conditions and citizenship and legal residency requirements.  Changes in, or any failure to comply with, these laws and regulations could subject us to fines or other legal actions.  Settlements or judgments in connection therewith that are not insured or are in excess of our coverage limitations could have a material adverse effect on our business and financial performance.  Despite our efforts to maintain compliance with legal requirements, including implementation of electronic verification of legal work status, some of our staff members may not meet state and federal citizenship or residency requirements.  This could result in a disruption in our work force, sanctions against us and adverse publicity. In addition, immigration-related employment regulations, on both the state and federal level, may make it more difficult for us to identify and hire qualified staff members.  See also, “ We face a variety of risks related to our international expansion and global brand development efforts that could negatively affect our brand, require additional infrastructure to support such efforts, and expose us to additional liabilities under foreign laws” for a discussion of regulatory risks related to our international expansion.

Labor organizing could adversely affect our operations and harm our competitive position in the restaurant industry, which could materially and adversely impact our financial performance.

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

Our inability to respond appropriately to changes in consumer health and disclosure regulations could negatively impact our operations and competitive position, which could harm our financial performance.

The Patient Protection and Affordable Care Act as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (“PPACA”), enacted in 2010, requires restaurant operators with twenty or more locations to make certain nutritional information available to customers.  The nutritional disclosure requirements under PPACA are intended to preempt a patchwork of state and local laws regarding nutritional content disclosures that became prevalent over the past several years.  However, the U.S. Food & Drug Administration has only recently finalized rules for complying with PPACA’s nutritional content disclosure requirements.

Establishments covered by the nutritional disclosure requirements under PPACA have until December 1, 2015 to comply with the new rules.  Until the new rules are implemented and enforced, uncertainty with respect to certain details of the new rules and how they will be enforced will continue. Additionally, until the new rules take effect in December 2015, many states, counties and cities are expected to continue to enforce their own nutritional content disclosure requirements.  The continued uncertainty relating to nutritional content disclosure and ongoing need to comply with a patchwork of various state and local disclosure requirements continues to be a challenge for us, raising our compliance cost and exposing us to risk of non-compliance.

Some states and local and foreign governments also have enacted legislation regulating or prohibiting the sales or disclosure of certain types and/or levels of ingredients in food served in restaurants, such as trans fats, GMOs and gluten, and are considering taxing and/or otherwise regulating high fat and high sodium foods. The success of our restaurant and bakery operations and that of our international licensees depends, in part, upon our ability to respond effectively to changes in consumer health and disclosure regulations and to adapt our menu offerings and bakery selections to changes in governmental requirements.  If consumer health regulations change significantly, we may be required to modify or discontinue certain menu items.  In addition, dietary restrictions in some international locations where our licensees plan to operate may require us to modify or discontinue serving certain menu items in those locations.  To the extent we are unable to respond with appropriate changes to our menu offerings, this could result in negative publicity and materially affect customer demand for our concepts and have a material adverse impact on our financial performance.

If we are unable to manage our business risks, costs associated with litigation and insurance could increase, which could adversely impact our financial performance.

We are subject to lawsuits, administrative proceedings and claims that arise in the regular course of business.  These matters typically involve claims by customers, staff members and others regarding issues such as food borne illness, food safety, premises liability, compliance with wage and hour requirements, work-related injuries, discrimination, harassment, disability and other operational issues common to the foodservice industry.  We could be adversely affected by negative publicity and litigation costs resulting from these claims, regardless of their validity.  Employment-related litigation, particularly with respect to claims styled as class action lawsuits, are especially costly to defend.  Also, some employment-related claims in the area of wage and hour disputes are not insurable risks.  Significant legal fees and costs in complex class action litigation or an adverse judgment or settlement that are not insured or are in excess of insurance coverage can have a material adverse effect on our financial performance.

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employment practices, staff health benefits and other insurable risks.  A number of factors may significantly increase our self-insurance costs, such as, conditions of the insurance market, the availability of insurance, or changes in local, state and/or federal regulations.  Material increases in costs associated with claims or an unusually high number of severe claims or other unfavorable fluctuations in the severity or frequency of claims may also significantly increase our health care costs and adversely affect our profitability.  The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR”) as of each balance sheet date.  Significant judgment is required to estimate IBNR amounts as parties have yet to assert such claims.  If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

Health care costs continue to rise significantly, and we can provide no assurance that our cost containment efforts in this area will be effective.  Currently, we do not believe PPACA itself will have a significant impact on our health care benefit costs; however, because many questions concerning the future of PPACA remain, we will not know this for certain until the implementation and administration of PPACA is more fully matured.  Material increases in health care costs would likely have a material adverse impact our financial performance.

In states with “dram shop” statutes, we may become subject to dram shop litigation that could result in significant judgments, including punitive damages.

If we are unable to effectively grow sales or reduce costs over time at certain of our locations, we may be required to record impairment charges, be unable to fully recoup landlord improvement allowances and/or decide to discontinue operations at these restaurants, any of which could harm our financial performance.

We assess the potential impairment of our long-lived assets whenever events or changes in circumstances indicate the carrying value of the assets or asset group may not be recoverable.  Factors considered include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner in which an asset is being used, an expectation that an asset will be disposed of significantly before the end of its previously estimated useful life and significant negative industry or economic trends.  We regularly review any restaurants that are cash flow negative for the previous four quarters and those that are being considered for closure or relocation to determine if impairment testing is warranted.  (See “Impairment of Long-Lived Assets and Lease Terminations” in Note 1 to our Consolidated Financial Statements for additional information on our impairment assessments.)  At any given time, we may be monitoring certain locations, and future impairment charges and/or closures may occur if individual restaurant performance does not improve, which could negatively impact our financial performance.  A portion of our tenant allowances at certain premises may be subject to recoupment against percentage rent otherwise payable at such sites.  When we are unable to achieve sales in a sufficient amount to generate percentage rent obligations, we are not able to fully recoup available allowances at affected sites, which could negatively impact our financial performance.

If a third party vendor of ours experiences a failure that affects an essential business process of ours, we may be subject to certain risks and may experience data loss, increased costs or other harm, any of which could harm our financial performance.

In order to leverage our internal resources and information technology infrastructure, and to support our business continuity and disaster recovery planning efforts in the event of a physical loss or damage to our corporate facilities, we utilize third-party vendors to assist us with some of our essential business processes.  For example, we rely on a network of third-party distribution warehouses to deliver ingredients and other materials to our restaurants.  In some instances, these processes rely on technology and may be outsourced to the vendor in their entirety and in other instances we utilize these vendors’ externally-hosted business applications.  Some of the technological processes for which we utilize third parties include, but are not limited to, gift card tracking and authorization, labor scheduling and email hosting, web site hosting, file collaboration, restaurant back office and staff recruiting.  Our practice is to work with service providers that are leading performers in their industries and with technology vendors that employ up to date and appropriate data security practices and internal control practices, such as redundant processing facilities.  However, we cannot guarantee that failures will not occur.  The failure of third-party vendors to provide adequate services, including protection of sensitive data, could significantly harm our operations and reputation, and could have a material adverse effect on our financial performance.

Our inability or failure to execute on comprehensive business continuity and disaster recovery plans following a major natural or manmade disaster, including terrorism, at our corporate or bakery facilities could result in delayed recovery, loss of data, an inability to perform vital corporate functions, reduced capacity to produce bakery products, and other harm, which could adversely impact our financial performance.

Most of our corporate systems and processes and corporate support for our restaurant operations are centralized at one California location, with the exception of our construction and design department. In addition, the corporate systems and processes and corporate support for our bakery operations are also at this centralized location, with the exception of our East Coast bakery production and fulfillment facility.  If we are unable to execute our disaster recovery procedures in whole or in part, we may experience delays in recovery and losses of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal operating procedures that could expose us to administrative and other legal claims and have a material adverse effect on our financial performance. A closure or material damage to one of our two bakery facilities may result in an inability to fulfill or a slowdown in fulfillment of all of our bakery products, both to our own and our international licensees’ restaurants as well as to third parties, and losses of data regarding our bakery operations, and could have a material adverse effect on our financial performance.

Adverse weather conditions, seasonal fluctuations, natural disasters, effects of climate change, terrorism threats and health epidemics (or fears about them) could unfavorably impact our restaurant sales, which could harm our financial performance.

Adverse weather conditions can impact customer traffic at our restaurants, cause the temporary underutilization of outdoor patio seating, and, in more severe cases, such as hurricanes, earthquakes, tornadoes, blizzards or other natural disasters, cause a temporary inability to obtain supplies and increases in commodity costs and closures of our affected restaurants, sometimes for prolonged periods, which would negatively affect our restaurant sales and financial performance.  Seasonal fluctuations may result from the calendar days of the week on which holidays occur, which may impact consumer spending patterns. Increasing frequency and unpredictability of adverse weather conditions due to climate changes may result in decreased overall customer traffic, less accurate year-to-year comparisons in sales and other factors affecting financial performance. Terrorist activities or health epidemics, or fear of such events occurring, may have a similarly negative impact.  Our cash flows may be adversely impacted by delay in the receipt of proceeds under any insurance policies or programs we maintain against certain of these risks or the proceeds may not fully offset any such losses.

New restaurant openings may negatively impact sales at our existing restaurants, which could harm our financial performance.

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

Our failure to establish, maintain and apply adequate internal control over our financial reporting and comply with changes in financial accounting standards or interpretations of existing standards could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, any of which could harm our financial performance.

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

Failure to satisfy financial covenants and/or repayment requirements under our credit facility could adversely affect our financial condition, which could harm our financial performance.

We have an unsecured revolving credit facility (“Facility”) with an available borrowing commitment of $200 million and with a conditional commitment increase feature that could provide for an additional $100 million in available credit. The Facility requires us to maintain certain financial covenants.  At December 30, 2014, we were in compliance with these covenants and had no outstanding debt balance under the Facility. However, any failure to maintain these debt covenants or have sufficient liquidity to either repay or refinance the then outstanding balance at expiration of the Facility, or upon violation of the covenants, would have a material adverse effect on our financial condition.  (See Note 7 of Notes to Consolidated Financial Statements in Part IV, Item 15 for additional information concerning our long-term debt.)

Risks Related to Owning Our Stock

The market price of our common stock is subject to volatility.

During fiscal 2014, the price of our common stock fluctuated between $42.00 and $51.45 per share.  The market price of our common stock may be significantly affected by a number of factors, including, but not limited to, actual or anticipated variations in our operating results or those of our competitors as compared to analyst expectations, changes in financial estimates by research analysts with respect to us or others in the restaurant industry, and announcements of significant transactions (including mergers or acquisitions, divestitures, joint ventures or other strategic initiatives) by us or others in the restaurant industry.  In addition, the equity markets have experienced price and volume fluctuations that affect the stock price of companies in ways that have been unrelated to an individual company’s operating performance.  The price of our common stock may continue to be volatile, based on factors specific to our company and industry, as well as factors related to the equity markets overall.

We may not be able to achieve our target of average mid-teens EPS growth over the next five years.

Comparable restaurant sales that are below our target, slowing growth of our concepts domestically, a decline in international royalties or any event that causes our operating costs to substantially increase or an inability to repurchase our stock as expected could slow EPS growth.  Any of these occurrences on a multi-year basis could bring about lower than targeted average mid-teens EPS growth, which could negatively affect our stock price.

If we are unable to continue to pay, or if we are unable to increase dividends, our EPS and stock price may be harmed.

Our dividend program requires the use of a substantial amount of our free cash flow.  Our ability to pay and increase over time our dividends will depend on our ability to generate sufficient cash flows from operations and capacity to borrow funds, which may be subject to economic, financial, competitive and other factors that are beyond our control. Any failure to pay or increase our dividends over time may negatively impact investor confidence in us, and may negatively impact our stock price.

We have a stockholder rights plan, or “poison pill,” which could affect the price of our common stock and make it more difficult for a potential acquirer to purchase a large portion of our securities, to initiate a tender offer or a proxy contest, or to acquire us.

In August 2008, our Board of Directors extended our stockholder rights plan, commonly known as a “poison pill,” until August 2018.  The poison pill may discourage, delay, or prevent a third party from acquiring a large portion of our securities, initiating a tender offer or proxy contest, or acquiring us through an acquisition, merger or similar transaction even if our stockholders might receive a premium for their shares over the then-current market price in the event of such transaction.

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

ITEM 1B.                                  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                                           PROPERTIES

Our corporate support center and one of our bakery production facilities are located in Calabasas Hills, California.  The corporate support center is an 88,000 square-foot facility on an approximately five-acre parcel of land, and we are in the process of building a 19,000 square foot training facility on this property.  The bakery production facility is a 60,000 square foot facility on an approximately three-acre parcel of land.  Our second bakery facility located in Rocky Mount, North Carolina is a 100,000 square foot facility on an approximately 31-acre parcel of land.  Our development and design department is in a 29,000 square-foot facility on approximately one acre of land in Irvine, California.  All of these properties are owned by the Company.

As of February 27, 2015, we operated 189 Company-owned upscale casual dining restaurants: 177 under The Cheesecake Factory® mark in 37 states, the District of Columbia and Puerto Rico; 11 under the Grand Lux Cafe® mark in six states; and one RockSugar Pan Asian Kitchen® in California.  During fiscal 2013, we discontinued operations in three Grand Lux Cafe locations.  All of our Company-owned restaurants are located on leased properties, and although we would evaluate the economic benefit of fee ownership if the opportunity presented itself, we have no current plans to own the real estate underlying our restaurants.

Company-Owned Restaurant Locations by State

State	The Cheesecake Factory	Grand Lux Cafe	RockSugar Pan Asian Kitchen	Total
Alabama	1			1
Arizona	6			6
California	34		1	35
Colorado	3			3
Connecticut	3			3
Delaware	1			1
District of Columbia	1			1
Florida	17	3		20
Georgia	5			5
Hawaii	1			1
Idaho	1			1
Illinois	6	1		7
Indiana	2			2
Iowa	1			1
Kansas	1			1
Kentucky	2			2
Louisiana	1			1
Maryland	6			6
Massachusetts	7			7
Michigan	1			1
Minnesota	1			1
Missouri	3			3
Nebraska	1			1
Nevada	4	2		6
New Jersey	8	2		10
New York	11	1		12
North Carolina	3			3
Oklahoma	2			2
Ohio	6			6
Oregon	1			1
Pennsylvania	4			4
Puerto Rico*	1			1
Rhode Island	1			1
Tennessee	3			3
Texas	14	2		16
Utah	2			2
Virginia	7			7
Washington	3			3
Wisconsin	2			2
Total	177	11	1	189

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

PART II

ITEM 5.                                           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol CAKE.  On February 16, 2015, the closing price of our common stock was $48.22 per share.  The following table sets forth, for the periods indicated, the range of prices and cash dividends declared per share for each quarter during fiscal 2014 and 2013:

	High	Low	Cash Dividends Declared
Fiscal 2014
Fourth Quarter	$51.45	$42.00	$0.165
Third Quarter	47.09	42.54	0.165
Second Quarter	49.10	43.58	0.14
First Quarter	49.21	42.73	0.14

Fiscal 2013
Fourth Quarter	$49.74	$42.03	$0.14
Third Quarter	44.79	39.86	0.14
Second Quarter	42.63	36.90	0.12
First Quarter	38.71	32.63	0.12

Future decisions to pay, increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements and other such factors that the Board considers relevant.  (See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our stockholders’ equity.)  Our credit facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio.  (See Note 7 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.)

There were approximately 1,000 holders of record of our common stock at February 16, 2015, and we estimate there were approximately 28,300 beneficial stockholders on that date.

The following provides information regarding our purchase of our common stock during the thirteen weeks ended December 30, 2014 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 — November 4, 2014	—	$—	—	6,580
November 5 — December 2, 2014	3	48.37	—	6,577
December 3 — December 30, 2014	—	—	—	6,577
Total	3		—

(1)         The total number of shares purchased includes shares withheld upon vesting of restricted share awards to satisfy minimum tax withholding obligations.

In July 2013, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 48.5 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 41.9 million shares at a total cost of $1,158.7 million through December 30, 2014, including 3.1 million shares of our common stock at a cost of $143.2 million during fiscal year 2014.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  (See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our repurchase authorization and methods.)

As described in Item 9B of Part II, on February 27, 2015, we entered into a collared accelerated stock repurchase (“ASR”) agreement with a financial institution to repurchase $75 million of our common stock.  The initial delivery to us of shares purchased under the ASR program will be reported in our Form 10-Q for the period ending March 31, 2015.

Price Performance Graph

The following graph compares the cumulative five-year total return provided to stockholders on the Company’s common stock relative to the S&P 400 Midcap Index, the NASDAQ US Benchmark TR Index and the Nation’s Restaurant News Index.  The graph assumes a $100 initial investment and the reinvestment of dividends in each of the indices.  The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of the respective fiscal year of the Company. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.  NASDAQ OMX, which supplies the total return data for the NASDAQ Composite® (US) Index, has historically used total return data prepared by the Center for Research in Security Prices (CRSP).  Effective January 1, 2014, NASDAQ OMX replaced total return values prepared by CRSP with comparable NASDAQ OMX Global Index data.  As a result of this change, the NASDAQ US Benchmark TR Index replaces the NASDAQ Composite® (US) Index.

	12/31/09	12/31/10	12/31/11	12/30/12	12/31/13	12/31/14
The Cheesecake Factory Incorporated	$100	$142	$136	$152	$224		$233
S&P 400 Midcap Index	$100	$125	$121	$140	$185		$200
NASDAQ US Benchmark TR Index (1)	$100	$118	$118	$137	$183		$206
NASDAQ Composite® (US) Index (2)	$100	$118	$119	$141	$196	$	unavailable
Nation’s Restaurant News Index (3)	$100	$132	$167	$168	$215		$221

(1)         Underlying data provided by NASDAQ OMX Global Indexes.

(2)         Underlying data provided by The Center for Research in Security Prices.  As discussed above, data is no longer available from NASDAQ OMX after December 31, 2013.

(3)         The Nation’s Restaurant News Index (“Index”) is a comprehensive restaurant industry index.  In addition to fine and casual dining, the index includes fast casual and quick-serve.

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

	Fiscal Year (1) (2)
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Statements of Comprehensive Income Data:
Revenues	$1,976,624	$1,877,910	$1,809,017	$1,757,624	$1,659,404

Costs and expenses:
Cost of sales	490,306	455,685	450,153	448,468	412,855
Labor expenses	646,102	603,069	580,192	567,358	536,954
Other operating costs and expenses	478,504	452,571	439,559	428,442	408,362
General and administrative expenses	119,094	114,728	104,156	96,263	95,729
Depreciation and amortization expenses	82,835	78,558	74,433	71,958	72,140
Impairment of assets and lease terminations	696	(561)	9,536	1,547	—
Preopening costs	14,356	12,906	12,289	10,138	5,153
Total costs and expenses	1,831,893	1,716,956	1,670,318	1,624,174	1,531,193

Income from operations	144,731	160,954	138,699	133,450	128,211
Interest and other expense, net	(6,187)	(4,504)	(4,725)	(4,307)	(17,122)
Income before income taxes	138,544	156,450	133,974	129,143	111,089
Income tax provision	37,268	42,094	35,551	33,423	29,376
Net income	$101,276	$114,356	$98,423	$95,720	$81,713

Net income per share:
Basic	$2.04	$2.19	$1.85	$1.70	$1.39
Diluted	$1.96	$2.10	$1.78	$1.64	$1.35

Weighted average shares outstanding:
Basic	49,567	52,229	53,185	56,378	58,905
Diluted	51,584	54,377	55,211	58,190	60,446

Cash dividends declared per common share	$0.61	$0.52	$0.24	$—	$—

Balance Sheet Data (at end of period):
Cash and cash equivalents	$58,018	$61,751	$83,569	$48,211	$81,619
Total assets	1,176,452	1,124,114	1,092,167	1,022,570	1,037,307
Total long-term debt and deemed landlord financing liability, including current portion	80,195	68,701	57,172	56,961	53,577
Total stockholders’ equity	556,510	577,353	579,726	542,753	592,337

Restaurant Data
The Cheesecake Factory comparable restaurant sales	1.5%	1.1%	2.2%	2.0%	2.0%
The Cheesecake Factory restaurants open at year end	177	168	162	156	149

(1)                                 Fiscal 2011 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks.

(2)                                 Fiscal 2014, 2013, 2012, 2011 and 2010 included $16.8 million, $14.1 million, $10.8 million, $9.6 million and $10.9 million, respectively, of stock-based compensation expense.

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Fiscal Year
	2014	2013	2012
Net income	$101,276	$114,356	$98,423
After-tax impact from:
Impairment of assets and lease terminations (1)	418	(337)	5,722
Proceeds from variable life insurance contract (2)	—	—	(419)
Adjusted net income	$101,694	$114,019	$103,726

Diluted net income per share	$1.96	$2.10	$1.78
After-tax impact from:
Impairment of assets and lease terminations	0.01	(0.01)	0.11
Proceeds from variable life insurance contract	—	—	(0.01)
Adjusted diluted net income per share (3)	$1.97	$2.10	$1.88

(1)                                 Represents impairment and lease termination expenses and income related to seven The Cheesecake Factory and four Grand Lux Cafe restaurants.  The pre-tax amounts associated with these items were $696, ($561) and $9,536 in fiscal years 2014, 2013 and 2012, respectively.  These amounts were recorded in impairment of assets and lease terminations. (See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of these charges.)

(2)                                 Represents proceeds realized from a variable life insurance contract used to support our Executive Savings Plan, a non-qualified deferred compensation plan. This item is non-taxable and was recorded in interest and other expense, net.

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

As of February 27, 2015, we operated 189 Company-owned restaurants: 177 under The Cheesecake Factory® mark, 11 under the Grand Lux Cafe® mark and one under the RockSugar Pan Asian Kitchen® mark.  Internationally, eight The Cheesecake Factory branded restaurants operate under licensing agreements.  We also operated two bakery production facilities.

The Cheesecake Factory is an upscale casual dining concept that features more than 200 menu items including appetizers, pizza, seafood, steaks, chicken, burgers, small plates, pastas, salads, sandwiches, omelettes and desserts, including approximately 50 varieties of cheesecake and other baked desserts.  Grand Lux Cafe and RockSugar Pan Asian Kitchen are also upscale, casual dining concepts offering approximately 200 and 75 menu items, respectively.  In contrast to many chain restaurant operations, substantially all of our menu items, except those desserts manufactured at our bakery production facilities, are prepared daily at our restaurants with high quality, fresh ingredients using innovative and proprietary recipes.  We believe our The Cheesecake Factory and Grand Lux Cafe restaurants are recognized by consumers for offering value with freshly prepared menu items across a broad array of price points and generous food portions at moderate prices.  Our restaurants’ distinctive, contemporary design and decor create a high-energy ambiance in a casual setting.  Our restaurants typically range in size from 7,000 to 17,000 interior square feet, provide full liquor service and are open seven days a week for lunch and dinner, as well as Sunday brunch.

Overview

Our strategy is driven by our commitment to customer satisfaction and is focused primarily on menu innovation, service and operational execution to continue to differentiate ourselves from other restaurant concepts, as well as to drive competitively strong performance that is sustainable.  Financially, we are focused on prudently managing expenses at our restaurants, bakery facilities and corporate support center, and leveraging our size to make the best use of our purchasing power.

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

Our goals are to achieve our return objective and, longer-term, to deliver average annual ‘mid-teens’ earnings per share growth.  The following are the key performance levers that we believe will contribute to achieving these goals:

•            Growing Comparable Restaurant Sales and Overall Revenue.  Our overall revenue growth is primarily driven by revenue from new restaurant openings, increases in comparable restaurant sales, and royalties and bakery sales from additional licensed international locations.  We also plan to selectively consider other means to leverage our competitive strengths, including development or acquisition of new restaurant concepts or expansion of our brand to other retail opportunities.  Changes in comparable restaurant sales come from variations in customer traffic, as well as in check average.  Our strategy is to grow customer traffic by (1) continuing to offer innovative, high quality menu items that offer customers a wide range of options in terms of flavor, price and value and (2) focusing on service and hospitality with the goal of delivering an exceptional customer experience.  In fiscal 2015, we also have a number of initiatives to grow customer traffic, including market research, increasing throughput in our restaurants, redesigning our server training, building on the success of our gift card program and piloting a technology for mobile payment in our restaurants.  Check average is impacted by menu price increases and/or changes in menu mix.  Our philosophy with regard to menu pricing is to use price increases to help offset key operating cost increases in a manner that balances protecting both our margins and customer traffic levels. (See “Expansion of Company-Owned Locations” in Part I, Item 1 for further information on revenue growth from new restaurant openings.)

•            Increasing Our Operating Margins (Income from Operations Expressed as a Percentage of Revenues).  Operating margins are subject to fluctuations in commodity costs, labor, restaurant-level occupancy expenses, general and administrative expenses (“G&A”), and preopening expenses.  Our objective is to gradually increase our operating margins to return to peak levels by capturing fixed cost leverage primarily from growth in international royalties and increases in comparable restaurant sales, but also from maximizing our purchasing power as our business grows and operating our restaurants as productively as possible.

By efficiently scaling our restaurant and bakery support infrastructure and improving our internal processes, we work toward growing G&A expenses at a slower rate than revenue growth over the long-term, which also should contribute to operating margin expansion.  However, G&A as a percentage of revenues may vary from quarter to quarter and may increase on a year-over-year comparative basis in the near term as we ramp up the infrastructure necessary to support our growth.

•            Dividends and Share Repurchases.  We have historically generated a significant amount of free cash flow, which we define as cash flow from operations less capital expenditures.  We utilize substantially all of our free cash flow plus proceeds received from employee stock option exercises for dividends and share repurchases, the latter of which offsets dilution from our equity compensation program and supports our earnings per share growth.

Results of Operations

The following table sets forth, for the periods indicated, information from our consolidated statements of comprehensive income expressed as percentages of revenues.

	Fiscal Year
	2014	2013	2012
Revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	24.9	24.2	24.9
Labor expenses	32.7	32.1	32.1
Other operating costs and expenses	24.2	24.1	24.3
General and administrative expenses	6.0	6.1	5.7
Depreciation and amortization expenses	4.2	4.2	4.1
Impairment of assets and lease terminations	—	—	0.5
Preopening costs	0.7	0.7	0.7

Total costs and expenses	92.7	91.4	92.3

Income from operations	7.3	8.6	7.7
Interest and other expense, net	(0.3)	(0.3)	(0.3)
Income before income taxes	7.0	8.3	7.4
Income tax provision	1.9	2.2	2.0
Net income	5.1%	6.1%	5.4%

Fiscal 2014 Compared to Fiscal 2013

Revenues

Revenues increased 5.2% to $1,976.6 million for fiscal 2014 compared to $1,877.9 million for fiscal 2013.

Comparable sales at The Cheesecake Factory restaurants increased by 1.5%, or $24.8 million, from the prior fiscal year driven by average check growth of 2.5% (based on an increase of 2.0% in pricing and a 0.5% change in mix), partially offset by a decrease in customer traffic of 1.0%.  We implemented effective menu price increases of approximately 1.0% during both the first and third quarters of fiscal 2014.  We plan to continue targeting menu price increases of 1% to 2% annually.  Total restaurant operating weeks at The Cheesecake Factory increased 4.5% to 8,886 in fiscal 2014 compared to the prior year.  The Cheesecake Factory average sales per restaurant operating week increased 1.6% to $201,755 in fiscal 2014 compared to fiscal 2013.

Comparable sales at our Grand Lux Cafe restaurants decreased by 3.1% from the prior fiscal year driven by a decrease in customer traffic, partially offset by average check growth.  We implemented effective menu price increases of approximately 1.2% and 1.0% during the second and fourth quarters of fiscal 2014, respectively.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, the Grand Lux Cafe menu included a 2.2% increase in pricing for fiscal year 2014.  We plan to continue targeting menu price increases of 1% to 2% annually.

Restaurants become eligible to enter our comparable sales base in their 19th month of operation.  At December 30, 2014, there were 18 The Cheesecake Factory restaurants not yet in our comparable sales base.  International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from our comparable sales calculations.  Factors outside of our control, such as macroeconomic conditions, weather patterns, timing of holidays, competition and other factors, including those referenced in Part I, Item lA, “Risk Factors,” can impact comparable sales.

We generally update and reprint our menus twice a year.  As part of these menu updates, we evaluate the need for price increases based on those operating cost increases of which we are aware or that we can reasonably expect.  While menu price increases can contribute to higher comparable restaurant sales in addition to offsetting margin pressure, we carefully consider all potential price increases in light of the extent to which we believe they will impact customer traffic.

External bakery sales were $53.2 million for fiscal year 2014 compared to $55.3 million in fiscal year 2013, primarily due to lower sales to warehouse club customers, partially offset by higher sales to international and retail customers.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses.  As a percentage of revenues, cost of sales was 24.9% for fiscal 2014 compared to 24.2% for fiscal 2013.  This variance was driven primarily by a significant increase in dairy costs with butter prices reaching a record high in September 2014.

Our restaurant menus are among the most diversified in the foodservice industry and, accordingly, are not overly dependent on a few select commodities.  Changes in costs for one commodity sometimes can be offset by cost changes in other commodity categories.  The principal commodity categories for our restaurants include general grocery items, dairy, produce, fish and seafood, poultry, meat and bread.

We negotiate short-term and long-term agreements for our principal commodity, supply and equipment requirements, depending on market conditions and expected demand.  While we have historically been unable to contract directly for extended periods of time for certain of our commodities such as some produce, wild-caught fish and certain dairy items, including fluid milk and manufacturing cream, we are actively evaluating suppliers who may be able to provide longer term fixed pricing agreements and also new hedging vehicles, such as direct financial instruments, to assist us in managing our risk and variability in these categories.  However, at times we may still choose not to enter into contracts using the vehicles and markets that are available to us due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors.  Where we have not contracted, commodities can be subject to unforeseen supply and cost fluctuations, which at times can be significant.

As has been our past practice, we will carefully consider opportunities to introduce new menu items and implement selected menu price increases to help offset any expected cost increases for key commodities and other goods and services utilized by our operations.  For new restaurants, cost of sales will typically be higher during the first four to six months of operations until our management team becomes more accustomed to predicting, managing and servicing the sales volumes at the new restaurants.

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 32.7% and 32.1% in fiscal 2014 and fiscal 2013, respectively.  This variance was primarily driven by higher group medical costs due to greater large claims activity and, to a lesser extent, higher participation in our medical plans.  We also experienced pressure from higher wage rates in the second half of fiscal 2014.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead and distribution expenses.  As a percentage of revenues, other operating costs and expenses increased to 24.2% for fiscal 2014 from 24.1% for fiscal 2013.  Higher utilities costs were partially offset by leverage on rent expense.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, as well as the restaurant field supervision, corporate support and bakery administrative organizations.  As a percentage of revenues, G&A expenses decreased to 6.0% for fiscal 2014 versus 6.1% for fiscal 2013 due to a lower fiscal 2014 accrual for corporate performance bonuses, partially offset by an increase in stock-based compensation expense.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 4.2% for fiscal 2014 and fiscal 2013.

Impairment of Assets and Lease Terminations

During fiscal 2014, we incurred $0.7 million of accelerated depreciation, future rent and other closing costs related to the relocation of one The Cheesecake Factory restaurant.  In fiscal 2013, we incurred expenses of $0.6 million for future rent and other closing costs associated with the closure of three Grand Lux Cafe restaurants and $3.7 million of impairment, accelerated depreciation and closing costs related to the relocation of four The Cheesecake Factory restaurants.  We also recorded $4.9 million in income from a landlord in connection with the early termination of one of these leases and for waiving our right to exercise renewal options.

Preopening Costs

Preopening costs were $14.4 million for fiscal 2014 compared to $12.9 million in fiscal 2013.  We opened ten The Cheesecake Factory restaurants in fiscal 2014 compared to nine in fiscal 2013.  Preopening costs include all costs to relocate and compensate restaurant management employees during the preopening period, costs to recruit and train hourly restaurant employees, and wages, travel and lodging costs for our opening training team and other support staff members.  Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities.  Preopening costs can fluctuate significantly from period to period based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Interest and Other Expense, Net

Interest and other expense, net increased to $6.2 million in fiscal 2014 compared to $4.5 million in fiscal 2013.  This increase was driven primarily by higher expense on asset disposals, increased interest expense associated with landlord construction allowances, and a benefit in fiscal 2013 related to the exercise of an option to vest our ownership in land adjacent to our North Carolina bakery facility.  Interest expense included $3.8 million in fiscal 2014 compared to $3.3 million in fiscal 2013 associated with landlord construction allowances deemed to be financing in accordance with accounting guidance.

Income Tax Provision

Our effective income tax rate was 26.9% in both fiscal 2014 and 2013.  A higher proportion of Federal Insurance Contributions Act (“FICA”) tip credit in relation to pre-tax income in fiscal 2014 was offset by lower non-taxable gains on our investments in variable life insurance used to support our Executive Savings Plan (“ESP”), a non-qualified deferred compensation plan.  See Note 13 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further information on our income tax provision.

Fiscal 2013 Compared to Fiscal 2012

Revenues

Revenues increased 3.8% to $1,877.9 million for fiscal 2013 compared to $1,809.0 million for fiscal 2012.

Comparable sales at The Cheesecake Factory restaurants increased by 1.1%, or $17.8 million, in fiscal 2013 driven by average check growth of 1.8% (based on an increase of 1.8% in pricing and flat mix), partially offset by a decrease in customer traffic of 0.7%.  We implemented effective menu price increases of approximately 1.0% during both the first and third quarters of fiscal 2013.  Total restaurant operating weeks at The Cheesecake Factory increased 3.6% to 8,503 in fiscal 2013 compared to the prior year.  The Cheesecake Factory average sales per restaurant operating week increased 1.5% to $198,500 in fiscal 2013 compared to fiscal 2012.

Comparable sales at our Grand Lux Cafe restaurants decreased by 1.1% from fiscal year 2012 driven by a decrease in customer traffic, partially offset by average check growth.  We implemented effective menu price increases of approximately 0.7% and 1.3% during the second and fourth quarters of fiscal 2013, respectively.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, the Grand Lux Cafe menu included a 1.7% increase in pricing for fiscal year 2013.

External bakery sales were $55.3 million for fiscal year 2013 compared to $65.2 million in fiscal year 2012, primarily due to lower sales to warehouse club customers.

Cost of Sales

As a percentage of revenues, cost of sales was 24.2% in fiscal 2013 compared to 24.9% in fiscal 2012.  This improvement was driven primarily by a benefit from a higher mix of restaurant sales as compared to bakery sales, as well as lower general grocery costs.

Labor Expenses

As a percentage of revenues, labor expenses were 32.1% in both fiscal 2013 and fiscal 2012.

Other Operating Costs and Expenses

As a percentage of revenues, other operating costs and expenses were 24.1% in fiscal 2013 compared to 24.3% in fiscal 2012.  This decrease was primarily due to a benefit from a higher mix of restaurant sales as compared to bakery sales.

General and Administrative Expenses

As a percentage of revenues, G&A expenses were 6.1% for fiscal 2013 versus 5.7% for fiscal 2012 due to an increase in stock-based compensation expense and higher professional and legal fees, primarily stemming from recoupment of legal expenses in fiscal 2012 resulting from an insurance settlement.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 4.2% in fiscal 2013 compared to 4.1% in fiscal 2012.

Impairment of Assets and Lease Terminations

In fiscal 2013, we incurred expenses of $0.6 million for future rent and other closing costs associated with the closure of three Grand Lux Cafe restaurants and $3.7 million of impairment, accelerated depreciation and closing costs related to the relocation of four The Cheesecake Factory restaurants.  We also recorded $4.9 million in income from a landlord in connection with the early termination of one of these leases and for waiving our right to exercise renewal options.

In fiscal 2012, we recorded expense of $5.5 million, representing a reduction in the carrying value of one The Cheesecake Factory restaurant.  We also incurred $4.0 million for partial reimbursement to landlords of tenant improvement allowances and broker fees related to the decision to close three of our Grand Lux Cafe restaurants.

Preopening Costs

Preopening costs were $12.9 million for fiscal 2013 compared to $12.3 million for the prior fiscal year.  We opened nine The Cheesecake Factory restaurants in fiscal 2013 compared to seven The Cheesecake Factory restaurants and one Grand Lux Cafe during fiscal 2012.

Interest and Other Expense, Net

Interest and other expense, net was $4.5 million for fiscal 2013 compared to $4.7 million in fiscal 2012.  This decrease was primarily due to lower interest expense related to taxes and a benefit in fiscal 2013 related to the exercise of an option to vest our ownership in land adjacent to our North Carolina bakery facility, partially offset by a benefit realized in fiscal 2012 from a variable life insurance contract used to support our ESP.  Interest expense included $3.3 million in fiscal 2013 and $3.2 million in fiscal 2012 associated with landlord construction allowances deemed to be financing in accordance with accounting guidance.

Income Tax Provision

Our effective income tax rate was 26.9% for fiscal 2013 compared to 26.5% for fiscal 2012.  This increase was attributable to a lower proportion of FICA tip credit and manufacturing deduction in relation to pre-tax income, partially offset by higher Work Opportunity Tax Credits due to the reinstatement of the program in 2013, as well as higher non-taxable gains on our investments in variable life insurance used to support our ESP.

Fiscal 2015 Outlook

This discussion contains forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes in Part IV, Item 15 of this report, the “Risk Factors” included in Part I, Item 1A of this report, and the cautionary statements included throughout this report.

We estimate diluted earnings per share for fiscal 2015 will be between $2.08 and $2.20 based on an assumed increase in comparable restaurant sales of between 1.5% and 2.5%.  We currently expect food cost inflation of between 1% and 2% as we anticipate higher prices in some areas such as beef and chicken to be partially offset by lower dairy and seafood costs.  We estimate group medical costs to be flat to fiscal 2014 as a percentage of revenues and also expect approximately 3% in wage inflation.  At the high end of our sensitivity range, we expect operating margins to be slightly positive relative to fiscal 2014.  We anticipate a fiscal 2015 corporate tax rate of between 27% and 28%.

In fiscal 2015, we plan to open as many as 11 new restaurants, including at least one Grand Lux Cafe.  In addition to these Company-owned locations, we expect as many as four restaurants to open in the Middle East and Mexico under licensing agreements.  We expect fiscal 2015 cash capital expenditures to range between $120 million and $130 million and anticipate utilizing substantially all of our free cash flow plus proceeds received from employee stock option exercises for dividends and share repurchases.

Liquidity and Capital Resources

Our corporate financial objectives are to maintain a sufficiently strong and conservative balance sheet to support our operating initiatives and unit growth while maintaining financial flexibility to provide the financial resources necessary to protect and enhance the competitiveness of our restaurant and bakery brands and to provide a prudent level of financial capacity to manage the risks and uncertainties of conducting our business operations in the current economic environment and through future economic and industry cycles.  Our ongoing capital requirements are principally related to our restaurant expansion plan and ongoing maintenance of our restaurants and bakery facilities, as well as investment in our corporate and information technology infrastructures.

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

Historically, we have obtained capital from our ongoing operations, public stock offerings, lines of credit, employee stock option exercises and construction contributions from our landlords.  Our requirement for working capital is not significant, since our restaurant customers pay for their food and beverage purchases in cash or cash equivalents at the time of sale, and we are able to sell many of our food inventory items before payment is due to the suppliers of such items.

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Fiscal Year
	2014	2013	2012

Cash provided by operating activities	$239.6	$204.8	$195.4
Capital expenditures	$(114.0)	$(106.3)	$(86.4)
Proceeds from exercise of stock options	$22.9	$72.9	$39.3
Cash dividends paid	$(30.3)	$(27.2)	$(12.8)
Purchase of treasury stock	$(140.5)	$(183.7)	$(101.4)

During fiscal 2014, our cash and cash equivalents decreased by $3.7 million to $58.0 million at December 30, 2014.  This decrease was primarily attributable to treasury stock purchases, capital expenditures and dividend payments, partially offset by cash provided by operating activities, proceeds from exercises of employee stock options and landlord construction contributions.  See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of cash and cash equivalents.

Capital expenditures have increased over the last three fiscal years due primarily to the number of restaurants opened (ten, nine and eight in fiscal years 2014, 2013 and 2012, respectively.)  Capital expenditures for new restaurants, including locations under development as of each fiscal year end were $80.5 million, $75.8 million and $50.3 million for fiscal 2014, 2013 and 2012, respectively.  Fiscal 2014 capital expenditures also included $26.9 million for our existing restaurants and approximately $6.6 million for bakery and corporate capacity and infrastructure investments, including partial costs for construction of a training center at our corporate site to be completed in fiscal 2015.

For fiscal 2015, we currently estimate our cash outlays for capital expenditures to range between $120 million and $130 million, net of agreed-upon up-front cash landlord construction contributions and excluding $15.7 million of expected non-capitalizable preopening costs for new restaurants.  The amount reflected as additions to property and equipment in the consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each lease. (See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report.)  Our estimate for capital expenditures for fiscal 2015 contemplates a net outlay of $76 million to $83 million for as many as 11 restaurants expected to be opened during fiscal 2015 and estimated construction-in-progress disbursements for anticipated early fiscal 2016 openings.  Expected fiscal 2015 capital expenditures also include $29 million to $30 million for maintenance, enhancements and capacity additions to our existing restaurants and $15 million to $17 million for bakery and corporate infrastructure investments, including the completion of a training center at our corporate site.

On October 16, 2013, we entered into a new loan agreement (“Facility”) which amended and restated in its entirety our prior loan agreement dated December 3, 2010.  This Facility, which matures on October 16, 2018, provides us with revolving loan commitments totaling $200 million, of which $50 million may be used for issuances of letters of credit.  Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs.  The Facility contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the lenders electing to increase their commitments or by means of the addition of new lenders.  At December 30, 2014, we had net availability for borrowings of $178.8 million, based on a zero outstanding debt balance and $21.2 million in standby letters of credit.  We borrowed $25 million under this Facility in the first quarter of fiscal 2014 to fund a portion of the accelerated stock repurchase (“ASR”) program we entered into in February 2014.  We repaid this debt balance in the fourth quarter of fiscal 2014.  We did not withdraw or repay any amounts under the current or previous credit facility during fiscal 2013.  We were in compliance with the financial covenants in effect at December 30, 2014.  The Facility also limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio.  (See Notes 7 and 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt and ASR programs, respectively.)

In July 2012, our Board approved the initiation of a cash dividend to our stockholders, which is subject to quarterly Board approval.  Cash dividends have been declared during every quarter since initiation.  Future decisions to pay, increase or decrease dividends continue to be at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements and other such factors that the Board considers relevant.

In July 2013, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 48.5 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 41.9 million shares at a total cost of $1,158.7 million through December 30, 2014.  During fiscal 2014, 2013 and 2012, we repurchased 3.1 million, 4.5 million and 3.2 million shares of our common stock at a cost of $143.2 million, $183.7 million and $101.4 million, respectively.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, including dividend payments, a review of our capital structure and cost of capital, our share price and current market conditions.  Our objectives with regard to share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.  (See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our repurchase authorization and methods.)

Based on our current expansion objectives, we believe that during the upcoming 12 months our cash and cash equivalents, combined with expected cash flows provided by operations, available borrowings under our Facility and expected landlord construction contributions should be sufficient in the aggregate to finance our capital allocation strategy, including capital expenditures, share repurchases and cash dividends, and allow us to consider additional possible capital allocation strategies, such as the acquisition of other growth vehicles.  We continue to plan to return substantially all of our free cash flow plus proceeds received from employee stock option exercises to stockholders in the form of dividends and share repurchases.

As of December 30, 2014, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties.  Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of December 30, 2014 (amounts in millions):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Contractual obligations
Leases (1)	$985.7	$76.3	$156.2	$156.1	$597.1
Long-term debt	—	—	—	—	—
Purchase obligations (2)	164.2	90.5	34.1	21.9	17.7
Uncertain tax positions (3)	0.9	—	0.9	—	—
Total	$1,150.8	$166.8	$191.2	$178.0	$614.8

Other commercial commitments
Standby letters of credit	$21.2	$—	$—	$21.2	$—

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

Assessing whether impairment testing is warranted and, if so, determining the amount of expense require the use of estimates and assumptions regarding future cash flows and estimated useful lives, which are subject to a significant degree of judgment based on our experience and knowledge.  These estimates can be significantly impacted by changes in the economic environment, real estate market conditions and capital spending decisions.

Gift Card Revenue Recognition

We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants.  Based on our historical redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.”  Breakage is recognized over a three-year period in proportion to historical redemption trends and is classified as revenues in our consolidated statement of comprehensive income.  Utilizing this method, we estimate both the amount of breakage and the time period of redemption.  If actual redemption amounts or patterns vary from our estimates, actual gift card breakage income may differ from the amounts recorded.

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

We expend cash for leasehold improvements and FF&E to build out and equip our leased premises.  We may also expend cash for structural additions that we make to leased premises.  Generally a portion of the leasehold improvements and building costs are reimbursed to us by our landlords as construction contributions.  If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against our future minimum or percentage rents, or a combination thereof.  Depending on the specifics of the leased space and the lease agreement, amounts paid for structural components are recorded during the construction period as either prepaid rent or property and equipment and the landlord construction contributions are recorded as either an offset to prepaid rent or as a deemed landlord financing liability.

For those leases for which we are deemed the owner of the property during construction, upon completion, we perform an analysis to determine if they qualify for sale-leaseback treatment.  For those qualifying leases, the deemed landlord financing liability and the associated property and equipment are removed and the difference is reclassified to either prepaid or deferred rent and amortized over the lease term as an increase or decrease to rent expense.  If the lease does not qualify for sale-leaseback treatment, the deemed landlord financing liability is amortized over the lease term based on the rent payments designated in the lease agreement.

Self-Insurance Liabilities

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employee health benefits, employment practices and other insurable risks.  The accrued liabilities associated with our self-insured programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR”) as of the balance sheet date.  Our estimated liabilities are based on information provided by our insurance brokers and insurers, combined with our judgment regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices.  We maintain stop-loss coverage with third-party insurers to limit our individual claim exposure for many of our programs.  Significant judgment is required to estimate IBNR amounts as parties have yet to assert such claims.  If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

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

Income Taxes

We provide for income taxes based on our estimate of federal, state and foreign tax liabilities.  Our estimates include, but are not limited to, effective state and local income tax rates, allowable tax credits for items such as FICA taxes paid on reported tip income and depreciation expense allowable for tax purposes.  Our estimates are made based on the best available information at the time we prepare our income tax provision.  In making our estimates, we consider the impact of legislative and judicial developments.  As these developments evolve, we update our estimates, which, in turn, may result in adjustments to our effective tax rate.  We generally file our income tax returns within ten months after our fiscal year-end.  All tax returns are subject to audit by the applicable taxing authorities, usually years after the returns are filed, and could be subject to differing interpretations of the tax laws.

We account for uncertain tax positions under Financial Accounting Standards Board guidance, which requires that a position taken or expected to be taken in a tax return be recognized (or derecognized) in the financial statements when it is more likely than not (i.e., a likelihood of more than 50%) that the position would be sustained on its technical merits upon examination by tax authorities, taking into account available administrative remedies and litigation.  A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution.  Assessment of uncertain tax positions requires significant judgments relating to the amounts, timing and likelihood of resolution.  Our actual results could differ materially from these estimates.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for a summary of new accounting standards.

Impact of Inflation

The impact of inflation on food costs, labor, and other supplies and services can adversely impact our financial results.  While we attempt to at least partially offset increases in the costs of key operating resources by gradually raising prices for our menu items and bakery products, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be effective in doing so.

ITEM 7A.                                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains forward-looking statements.  Actual results may differ materially from the following discussion based on general conditions in the commodity and financial markets.

We purchase food and other commodities for use in our operations, based on market prices established with our suppliers.  Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control.  We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, depending on market conditions and expected demand.  While we have historically been unable to contract directly for extended periods of time for certain of our commodities such as some produce, wild-caught fish and certain dairy items, including fluid milk and manufacturing cream, we are actively evaluating suppliers who may be able to provide longer term fixed pricing agreements and also new hedging vehicles, such as direct financial instruments, to assist us in managing our risk and variability in these categories.  However, at times we may still choose not to enter into contracts using the vehicles and markets that are available to us due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors.  Where we have not contracted, commodities can be subject to unforeseen supply and cost fluctuations, which at times can be significant.  We may have the ability to increase menu prices, or vary menu items, in response to food commodity price increases.  We do not currently use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

We are exposed to market risk from interest rate changes on our funded debt.  This exposure relates to the component of the interest rate on our $200 million revolving credit facility that is indexed to market rates.  As of December 30, 2014 and December 31, 2013, we had no debt outstanding under our credit facility.  Therefore, we had no exposure to interest rate fluctuations on funded debt at those dates.  (See Note 7 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our ESP, to the extent these investments are not equivalent to the related liability.  In addition, because changes in these investments are not taxable, the full impact of gains or losses affects net income.  Based on balances at December 30, 2014 and December 31, 2013, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes.  However, net income would have declined by $1.6 million at December 30, 2014 and $1.5 million at December 31, 2013.

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

ITEM 9.                                           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 30, 2014.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2014 on the criteria in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 30, 2014.

The effectiveness of our internal control over financial reporting as of December 30, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 of this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter ended December 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                                  OTHER INFORMATION

On February 27, 2015, we entered into a collared accelerated stock repurchase (“ASR”) agreement with a financial institution to repurchase $75 million of our common stock.  The number of common shares to be repurchased under the ASR program generally will be based on the volume weighted average share price of our common stock.  The program is subject to collar provisions that will establish minimum and maximum number of shares based on the volume weighted average share price over an initial hedge period.  Under the terms of the program, the financial institution will deliver an initial number of shares of common stock to us on March 9, 2015 and will deliver the balance of the minimum number of shares upon the completion of the hedge period by March 31, 2015.  At the termination of the ASR program, we may receive additional common shares, depending on the share price of our common stock during the term of the program.  The minimum and maximum number of common shares that we will repurchase pursuant to the program will not be known until the conclusion of the hedge period.  The program will terminate no later than six months following the end of the hedge period and may in certain circumstances be accelerated.  This ASR program was entered into as part of, and pursuant to, our previously announced share repurchase program.  We intend to fund the share repurchases with cash on hand and/or temporary borrowing on our credit facility.

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

Information with respect to our executive officers is included in Part I, Item 1 of this report.  Other information required by this item is hereby incorporated by reference from the sections entitled “Election of Directors,” “Board of Directors and Corporate Governance,” “Designation of Audit Committee Financial Experts,” “Committees of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2015 (the “Proxy Statement”).

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

ITEM 14.                                    PRINCIPAL ACCOUNTING FEES AND SERVICES

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Cheesecake Factory Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of The Cheesecake Factory Incorporated and its subsidiaries at December 30, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2014 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 27, 2015

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$58,018	$61,751
Accounts receivable	15,170	10,081
Income tax receivable	17,383	4,529
Other receivables	62,327	55,461
Inventories	33,255	35,478
Prepaid expenses	38,233	42,595
Deferred income taxes	15,076	16,008

Total current assets	239,462	225,903

Property and equipment, net	828,305	795,379

Other assets:
Intangible assets, net	20,781	18,647
Prepaid rent	46,212	47,064
Other	41,692	37,121

Total other assets	108,685	102,832

Total assets	$1,176,452	$1,124,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,325	$35,418
Other accrued expenses	264,686	228,829

Total current liabilities	322,011	264,247

Deferred income taxes	96,509	97,237
Deferred rent	73,857	74,690
Deemed landlord financing liability	77,165	66,197
Other noncurrent liabilities	50,400	44,390
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 91,790,499 and 90,632,325 shares issued at December 30, 2014 and December 31, 2013, respectively	918	906
Additional paid-in capital	654,033	602,469
Retained earnings	1,060,211	989,451
Treasury stock 41,919,312 and 38,865,951 shares at cost at December 30, 2014 and December 31, 2013, respectively	(1,158,652)	(1,015,473)

Total stockholders’ equity	556,510	577,353

Total liabilities and stockholders’ equity	$1,176,452	$1,124,114

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Fiscal Year
	2014	2013	2012
Revenues	$1,976,624	$1,877,910	$1,809,017
Costs and expenses:
Cost of sales	490,306	455,685	450,153
Labor expenses	646,102	603,069	580,192
Other operating costs and expenses	478,504	452,571	439,559
General and administrative expenses	119,094	114,728	104,156
Depreciation and amortization expenses	82,835	78,558	74,433
Impairment of assets and lease terminations	696	(561)	9,536
Preopening costs	14,356	12,906	12,289
Total costs and expenses	1,831,893	1,716,956	1,670,318
Income from operations	144,731	160,954	138,699
Interest and other expense, net	(6,187)	(4,504)	(4,725)
Income before income taxes	138,544	156,450	133,974
Income tax provision	37,268	42,094	35,551
Net income	$101,276	$114,356	$98,423

Net income per share:
Basic	$2.04	$2.19	$1.85
Diluted	$1.96	$2.10	$1.78

Weighted average shares outstanding:
Basic	49,567	52,229	53,185
Diluted	51,584	54,377	55,211

Cash dividends declared per common share	$0.61	$0.52	$0.24

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance, January 3, 2012	85,863	$859	$455,339	$816,977	$(730,422)	$542,753
Net income	—	—	—	98,423	—	98,423
Cash dividends declared	—	—	—	(12,868)	—	(12,868)
Tax impact of stock options exercised, net of cancellations	—	—	2,435	—	—	2,435
Stock-based compensation	—	—	11,090	—	—	11,090
Common stock issued under stock based compensation plans	1,949	19	39,266	—	—	39,285
Treasury stock purchases	—	—	—	—	(101,392)	(101,392)
Balance, January 1, 2013	87,812	878	508,130	902,532	(831,814)	579,726
Net income	—	—	—	114,356	—	114,356
Cash dividends declared	—	—	—	(27,437)	—	(27,437)
Tax impact of stock options exercised, net of cancellations	—	—	7,159	—	—	7,159
Stock-based compensation	—	—	14,312	—	—	14,312
Common stock issued under stock based compensation plans	2,820	28	72,868	—	—	72,896
Treasury stock purchases	—	—	—	—	(183,659)	(183,659)
Balance, December 31, 2013	90,632	906	602,469	989,451	(1,015,473)	577,353
Net income	—	—	—	101,276	—	101,276
Cash dividends declared	—	—	—	(30,516)	—	(30,516)
Tax impact of stock options exercised, net of cancellations	—	—	8,906	—	—	8,906
Stock-based compensation	—	—	17,033	—	—	17,033
Common stock issued under stock based compensation plans	1,158	12	22,929	—	—	22,941
Treasury stock purchases	—	—	2,696	—	(143,179)	(140,483)
Balance, December 30, 2014	91,790	$918	$654,033	$1,060,211	$(1,158,652)	$556,510

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2014	2013	2012

Cash flows from operating activities:
Net income	$101,276	$114,356	$98,423
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	82,835	78,558	74,433
Deferred income taxes	204	4,633	(12,758)
Impairment of assets and lease terminations	245	3,294	5,469
Stock-based compensation	16,817	14,135	10,838
Tax impact of stock options exercised, net of cancellations	8,906	7,159	2,435
Excess tax benefit related to stock options exercised	(8,861)	(7,765)	(2,801)
Other	2,059	(464)	1,259
Changes in assets and liabilities:
Accounts receivable	(5,079)	4,477	(3,224)
Other receivables	(6,867)	(6,486)	(16,004)
Inventories	2,223	(6,642)	(626)
Prepaid expenses	4,362	(2,708)	(3,389)
Other assets	(3,645)	(3,997)	(6,533)
Accounts payable	18,180	(11,580)	10,839
Income taxes receivable/payable	(12,854)	(5,742)	6,685
Other accrued expenses	39,848	23,557	30,325
Cash provided by operating activities	239,649	204,785	195,371

Cash flows from investing activities:
Additions to property and equipment	(113,982)	(106,289)	(86,442)
Additions to intangible assets	(1,879)	(1,654)	(1,712)
Cash used in investing activities	(115,861)	(107,943)	(88,154)

Cash flows from financing activities:
Deemed landlord financing proceeds	14,143	13,672	2,098
Deemed landlord financing payments	(2,650)	(2,143)	(1,887)
Borrowings on credit facility	25,000	—	—
Repayments on credit facility	(25,000)	—	—
Proceeds from exercise of stock options	22,940	72,896	39,283
Excess tax benefit related to stock options exercised	8,861	7,765	2,801
Cash dividends paid	(30,332)	(27,191)	(12,762)
Treasury stock purchases	(140,483)	(183,659)	(101,392)
Cash used in financing activities	(127,521)	(118,660)	(71,859)

Net change in cash and cash equivalents	(3,733)	(21,818)	35,358
Cash and cash equivalents at beginning of period	61,751	83,569	48,211
Cash and cash equivalents at end of period	$58,018	$61,751	$83,569

Supplemental disclosures:
Interest paid	$5,430	$4,602	$4,434
Income taxes paid	$41,074	$37,259	$40,954
Construction payable	$10,124	$6,397	$4,666

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Description of Business

As of February 27, 2015, The Cheesecake Factory Incorporated (referred to herein as the “Company,” “we,” “us” and “our”) operated 189 Company-owned upscale casual dining restaurants under The Cheesecake Factory®, Grand Lux Cafe® and RockSugar Pan Asian Kitchen® marks.  Internationally, eight The Cheesecake Factory branded restaurants operate under licensing agreements.  We also operated two bakery production facilities, which produce desserts for our restaurants, international licensees and third-party bakery customers.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and its wholly owned subsidiaries prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  All intercompany accounts and transactions for the periods presented have been eliminated in consolidation.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31st for financial reporting purposes.  Fiscal years 2014, 2013 and 2012 each consisted of 52 weeks.  Fiscal year 2015 will also consist of 52 weeks.

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

Cash and Cash Equivalents

Amounts receivable from credit card processors, totaling $9.9 million and $10.3 million at December 30, 2014 and December 31, 2013, respectively, are considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.  Checks issued, but not yet presented for payment to our bank, are reflected as a reduction of cash and cash equivalents.

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

Fair Value of Financial Instruments

For cash and cash equivalents, the carrying amount approximates fair value because of the short maturity of these instruments.  The fair value of deemed landlord financing liabilities is determined using current applicable rates for similar instruments as of the balance sheet date (fair value hierarchy Level 2 per ASC 820, “Fair Value Measurement.”)  At December 30, 2014, the fair value of our deemed landlord financing liabilities is $79.2 million versus a carrying value of $80.2 million.

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

Buildings and land improvements	25 to 30 years
Leasehold improvements	10 to 30 years
Furnishings, fixtures and equipment	3 to 15 years
Computer software and equipment	3 to 5 years

Gains and losses related to property and equipment disposals are recorded in interest and other expenses, net.

Indefinite-Lived Assets

Our trademarks and transferable alcoholic beverage licenses have indefinite lives and, therefore, are not subject to amortization.  At December 30, 2014 and December 31, 2013, the amounts included in intangibles, net for these items were $12.9 million and $11.4 million, respectively.  We test these assets for impairment at least annually by comparing the fair value of each asset with its carrying amount.

Impairment of Long-Lived Assets and Lease Terminations

We assess the potential impairment of our long-lived assets whenever events or changes in circumstances indicate the carrying value of the assets or asset group may not be recoverable.  Factors considered include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner in which an asset is being used, an expectation that an asset will be disposed of significantly before the end of its previously estimated useful life and significant negative industry or economic trends.  We regularly review restaurants that are cash flow negative for the previous four quarters and those that are being considered for closure or relocation to determine if impairment testing is warranted.  At any given time, we may be monitoring a small number of locations, and future impairment charges could be required if individual restaurant performance does not improve.

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

During fiscal 2014, we incurred $0.7 million of accelerated depreciation, future rent and other closing costs related to the relocation of one The Cheesecake Factory.  In fiscal 2013, we incurred expenses of $0.6 million for future rent and other closing costs associated with the closure of three Grand Lux Cafe restaurants and $3.7 million of impairment, accelerated depreciation and closing costs related to the relocation of four The Cheesecake Factory restaurants.  In fiscal 2013, we also recorded $4.9 million in income from a landlord in connection with the early termination of one of these leases and for waiving our right to exercise renewal options.  These amounts were recorded in impairment of assets and lease terminations.

Revenue Recognition

Our revenues consist of sales from our restaurant operations, sales from our bakery operations to our licensees and other third-party customers, and royalties on our licensees’ restaurant sales.  Revenues from restaurant sales are recognized when payment is tendered at the point of sale.  Revenues from bakery sales are recognized upon transfer of title to customers.  Royalties from international licensees are accrued as revenue when earned.  Revenues are presented net of sales taxes.  The obligation is included in other accrued expenses until the taxes are remitted to the appropriate taxing authorities.

We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants.  Based on our historical redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.”  Breakage is recognized over a three-year period in proportion to historical redemption trends and is classified as revenues in our consolidated statements of comprehensive income.  We recognized $5.4 million, $4.4 million and $5.7 million of gift card breakage in fiscal years 2014, 2013 and 2012, respectively.  Incremental direct costs related to gift card sales, including commissions and credit card fees, are deferred and recognized in earnings in the same pattern as the related gift card revenue.

Certain of our promotional programs include multiple element arrangements that incorporate both delivered and undelivered components.  We allocate revenue using the relative selling price of each deliverable and recognize it upon delivery of each component.

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

We expend cash for leasehold improvements furnishings, fixtures and equipment to build out and equip our leased premises.  We may also expend cash for structural additions that we make to leased premises.  Generally a portion of the leasehold improvements and building costs are reimbursed to us by our landlords as construction contributions.  If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against our future minimum or percentage rents, or a combination thereof.  Depending on the specifics of the leased space and the lease agreement, amounts paid for structural components are recorded during the construction period as either prepaid rent or property and equipment and the landlord construction contributions are recorded as either an offset to prepaid rent or as a deemed landlord financing liability.

For those leases for which we are deemed the owner of the property during construction, upon completion, we perform an analysis on the leases to determine if they qualify for sale-leaseback treatment.  For those qualifying leases, the deemed landlord financing liability and the associated property and equipment are removed and the difference is reclassified to either prepaid or deferred rent and amortized over the lease term as an increase or decrease to rent expense.  If the lease does not qualify for sale-leaseback treatment, the deemed landlord financing liability is amortized over the lease term based on the rent payments designated in the lease agreement.

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

Stock-Based Compensation

We maintain performance incentive plans under which equity awards may be granted to employees and consultants.  We account for the awards based on fair value measurement guidance and amortize to expense over the vesting period.  We reclassify the excess tax benefit resulting from the exercise of stock options out of cash flows from operating activities and into cash flows from financing activities on the consolidated statements of cash flows.  See Note 11 for further discussion of our stock-based compensation.

Advertising Costs

We expense advertising production costs at the time the advertising first takes place; all other advertising costs are expensed as incurred. Most of our advertising costs are included in other operating costs and expenses and were $6.2 million, $5.9 million and $5.8 million in fiscal 2014, 2013 and 2012, respectively.

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

Income Taxes

We provide for federal, state and foreign income taxes currently payable and for deferred taxes that result from differences between financial accounting rules and tax laws governing the timing of recognition of various income and expense items.  We recognize deferred income tax assets and liabilities for the future tax effects of such temporary differences based on the difference between the financial statement and tax bases of existing assets and liabilities using the statutory rates expected in the years in which the differences are expected to reverse.  The effect on deferred taxes of any enacted change in tax rates is recognized in income in the period that includes the enactment date.  Income tax credits are recorded as a reduction of tax expense.

We account for uncertain tax positions under Financial Accounting Standards Board guidance, which requires that a position taken or expected to be taken in a tax return be recognized (or derecognized) in the financial statements when it is more likely than not (i.e., a likelihood of more than 50%) that the position would be sustained on its technical merits upon examination by tax authorities, taking into account available administrative remedies and litigation.  A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution.  We recognize interest related to uncertain tax positions in income tax expense.  Penalties related to uncertain tax positions are recorded in general and administrative expenses.

Net Income per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  At December 30, 2014, December 31, 2013 and January 1, 2013, 1.8 million, 1.7 million and 1.3 million shares, respectively, of restricted stock issued to employees were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal years ended on those dates.  Diluted net income per share includes the dilutive effect of outstanding equity awards, calculated using the treasury stock method.  Assumed proceeds from the in-the-money options include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by FASB Accounting Standards Codification 718, “Compensation — Stock Option Compensation.”

	Fiscal Year
	2014	2013	2012
	(In thousands, except per share data)

Net income	$101,276	$114,356	$98,423

Basic weighted average shares outstanding	49,567	52,229	53,185
Dilutive effect of equity awards	2,017	2,148	2,026

Diluted weighted average shares outstanding	51,584	54,377	55,211

Basic net income per share	$2.04	$2.19	$1.85

Diluted net income per share	$1.96	$2.10	$1.78

Shares of common stock equivalents of 1.0 million, 1.2 million and 2.9 million for fiscal 2014, 2013 and 2012, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

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

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investment by and distribution to owners.  For fiscal years 2014, 2013 and 2012, our comprehensive income consisted solely of net income.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that provides a comprehensive new revenue recognition model. This will supersede most of the existing revenue recognition requirements and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. This guidance is effective for us beginning in the first quarter of fiscal 2017 and is not expected to have a material impact on our financial statements.  Early adoption is not permitted.

In July 2013, the FASB issued guidance that requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. This guidance was effective for us beginning in the first quarter of fiscal 2014.  The adoption of this new guidance did not have any effect on our financial statements.

2.     Other Receivables

Other receivables consisted of (in thousands):

	December 30, 2014	December 31, 2013

Receivable from gift card resellers	$35,261	$27,784
Other	27,066	27,677
Total	$62,327	$55,461

3.     Inventories

Inventories consisted of (in thousands):

	December 30, 2014	December 31, 2013

Restaurant food and supplies	$14,936	$15,648
Bakery finished goods and work in progress	13,236	14,672
Bakery raw materials and supplies	5,083	5,158
Total	$33,255	$35,478

4.     Prepaid Expenses

Prepaid expenses consisted of (in thousands):

	December 30, 2014	December 31, 2013

Gift card costs	$20,863	$16,401
Rent	5,030	13,902
Other	12,340	12,292
Total	$38,233	$42,595

5.     Property and Equipment

Property and equipment consisted of (in thousands):

	December 30, 2014	December 31, 2013

Land and related improvements	$15,852	$15,852
Buildings	20,610	20,835
Leasehold improvements	1,037,912	977,873
Furnishings, fixtures and equipment	360,063	335,294
Computer software and equipment	46,257	52,105
Restaurant smallwares	27,579	26,351
Construction in progress	26,941	21,517

Property and equipment, total	1,535,214	1,449,827
Less: accumulated depreciation	(706,909)	(654,448)
Property and equipment, net	$828,305	$795,379

Depreciation expenses related to property and equipment for fiscal 2014, 2013 and 2012 were $82.4 million, $78.1 million and $74.0 million, respectively.  Repair and maintenance expenses for fiscal 2014, 2013 and 2012 were $42.7 million, $40.8 million and $40.8 million, respectively.

6.     Other Accrued Expenses

Other accrued expenses consisted of (in thousands):

	December 30, 2014	December 31, 2013

Gift cards	$123,619	$97,517
Self-Insurance	55,156	46,238
Salaries and wages	22,967	26,705
Employee benefits	17,441	15,985
Payroll and sales taxes	14,799	13,727
Other	30,704	28,657
Total	$264,686	$228,829

7.     Long-Term Debt

On October 16, 2013, we entered into a new loan agreement (“Facility”) which amended and restated in its entirety our prior loan agreement dated December 3, 2010.  This Facility, which matures on October 16, 2018, provides us with revolving loan commitments totaling $200 million, of which $50 million may be used for issuances of letters of credit.  Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs.  The Facility contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the lenders electing to increase their commitments or by means of the addition of new lenders.  Our obligations under the Facility are unsecured.  Certain of our material subsidiaries have guaranteed our obligations under the Facility.  At December 30, 2014, we had net availability for borrowings of $178.8 million, based on a zero outstanding debt balance and $21.2 million in standby letters of credit.

We borrowed $25 million under this Facility in the first quarter of fiscal 2014 to fund a portion of the accelerated stock repurchase program we entered into in February 2014.  We repaid this debt balance in the fourth quarter of fiscal 2014.  We did not withdraw or repay any amounts under the current or previous credit facility during fiscal 2013.  See Note 10 for further discussion of our accelerated stock repurchase program.

We are subject to certain financial covenants under the Facility requiring us to maintain (i) a maximum “Net Adjusted Leverage Ratio” of 4.0, comprised of debt plus eight times rent minus unrestricted cash and cash equivalents in excess of $25 million divided by “EBITDAR” (trailing 12-month earnings before interest, taxes, depreciation, amortization, noncash stock option expense, rent and permitted acquisition costs) and (ii) a trailing 12-month minimum EBITDAR to interest and rental expense ratio (“EBITDAR Ratio”) of 1.9.  Our Net Adjusted Leverage and EBITDAR Ratios were 2.6 and 2.9, respectively, at December 30, 2014, and we were in compliance with the financial covenants in effect at that date.  The Facility also limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on the Net Adjusted Leverage Ratio.

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

We capitalized interest expense related to new restaurant openings and major remodels totaling $0.8 million, $0.7 million and $0.6 million in fiscal years 2014, 2013 and 2012, respectively.

8.     Other Noncurrent Liabilities

Other noncurrent liabilities consisted of (in thousands):

	December 30, 2014	December 31, 2013

Executive Savings Plan	$40,842	$35,398
Other	9,558	8,992
Total	$50,400	$44,390

See Note 12 for further discussion of our Executive Savings Plan.

9.     Commitments and Contingencies

We currently lease all of our restaurant locations under operating leases, with remaining terms ranging from less than one year to 20 years, excluding unexercised renewal options.  The restaurant leases typically include land and building shells, require contingent rent above the minimum base rent payments based on a percentage of sales ranging from 3% to 10%, have escalating minimum rent requirements over the term of the lease and require various expenses incidental to the use of the property.  A majority of our leases provide for a reduced level of overall rent obligation should specified co-tenancy requirements not be satisfied.  Most leases have renewal options.  Many of our leases also provide early termination rights permitting us to terminate the lease prior to expiration in the event our sales are below a stated level for a period of time, generally conditioned upon repayment of the unamortized allowances contributed by landlords to the build out of the leased premises.  We also lease automobiles and certain equipment under operating lease agreements.

As of December 30, 2014, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows (in thousands):

2015	$76,303
2016	78,105
2017	78,061
2018	77,946
2019	78,149
Thereafter	597,129
Total	$985,693

Rent expense on all operating leases was as follows (in thousands):

	Fiscal Year
	2014	2013	2012
Straight-lined minimum base rent	$71,828	$69,427	$68,524
Contingent rent	19,895	20,698	20,104
Common area maintenance and taxes	31,074	29,552	28,039
Total	$122,797	$119,677	$116,667

We enter into various obligations for the purchase of goods and for the construction of restaurants.  At December 30, 2014, our purchase obligations approximated $164.2 million, $90.5 million of which is due in fiscal 2015.  (See Contractual Obligations and Commercial Commitments in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on our purchase obligations.)

As credit guarantees to insurers, we have $21.2 million in standby letters of credit related to our self-insurance liabilities.  All standby letters of credit are renewable annually.

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employee health benefits, employment practices and other insurable risks.  The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR”) as of the balance sheet date.  Our estimated liabilities are not discounted and are based on information provided by our insurance brokers and insurers, combined with our judgment regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices.  We maintain stop-loss coverage with third-party insurers to limit our individual claim exposure for many of our programs.  Significant judgment is required to estimate IBNR amounts as parties have yet to assert such claims.  If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.  At December 30, 2014, the total accrued liability for our self-insured plans was $55.2 million.

On April 11, 2013, a current restaurant hourly employee filed a class action lawsuit in the California Superior Court, Placer County, alleging that the Company violated the California Labor Code and California Business and Professions Code, by requiring employees to purchase uniforms for work (Sikora v. The Cheesecake Factory Restaurants, Inc., et al; Case No SCV0032820).  A similar lawsuit covering a different time period was also filed in Placer County (Reed v. The Cheesecake Factory Restaurants, Inc. et al; Case No. SCV27073).  By stipulation the parties agreed to transfer the Reed and Sikora cases to Los Angeles County.  Both cases (Case Nos. SCV0032820 and SCV27073) were subsequently coordinated together in Los Angeles County by order of the Judicial Council.  On November 15, 2013, the Company filed a motion to strike certain causes of action raised in Case No. SCV003820, which motion is currently scheduled for hearing on March 11, 2015.  We were also arbitrating similar uniform and related issues under federal law in separate collective actions in Alabama, Colorado, Ohio, Tennessee, and Texas (Smith v. The Cheesecake Factory Restaurants, Inc. et al; Case No. 3 06 0829).  On October 24, 2013, the arbitrator in the Tennessee matter (Case No. 3 06 0829) denied summary judgment motions filed both by the claimants and by us on the uniform issue.  In January 2013, the arbitrator in the Ohio matter (Case No. 3 06 0829) ruled in favor of the Company on the material claims raised in the Ohio arbitration, including uniform, minimum wage and overtime issues, while finding in favor of the claimants on two non-material claims.  The claimants then filed a motion to vacate the Ohio arbitration decision.  These lawsuits and arbitrations sought unspecified amounts of penalties and other monetary payments on behalf of the respective claimants and other purported class members.  On May 29, 2014, the parties agreed to a confidential settlement that was approved by the arbitrator in Case No. 3 06 0829. Final payments under the settlement agreement were made in November 2014 following the end of the claims period.  We expensed immaterial amounts for this settlement in the first and third quarters of fiscal 2014.

On November 26, 2014, a former restaurant hourly employee filed a class action lawsuit in the San Diego County Superior Court alleging that the Company violated the California Labor Code and California Business and Professions Code, by failing to pay overtime, to permit required rest breaks, and to provide accurate wage statements, among other claims. (Masters v. The Cheesecake Factory Restaurants, Inc., et al; Case No 37-2014-00040278).  The lawsuit seeks unspecified amounts of fees, penalties and other monetary payments on behalf of the plaintiff and other purported class members. We intend to vigorously defend this action.  Based on the current status of this matter, we have not reserved for any potential future payments.

On January 14, 2015, a former restaurant hourly employee filed a class action lawsuit in the San Diego County Superior Court alleging that the Company violated the California Labor Code and California Business and Professions Code, by failing to permit required meal and rest breaks, and to provide accurate wage statements, among other claims. (Garcia v. The Cheesecake Factory Incorporated, et al; Case No 37-2015-00001408).  The lawsuit seeks unspecified amounts of fees, penalties and other monetary payments on behalf of the plaintiff and other purported class members.  We intend to vigorously defend this action.  Based on the current status of this matter, we have not reserved for any potential future payments.

Within the ordinary course of our business, we are subject to private lawsuits, government audits, administrative proceedings and other claims.  These matters typically involve claims from customers, staff members and others related to operational issues common to the foodservice industry.  A number of these claims may exist at any given time, and some of the claims may be pled as class actions.  From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks and other intellectual property, both domestically and abroad.  We could be affected by adverse publicity and litigation costs resulting from such allegations, regardless of whether these allegations are valid or whether we are legally determined to be liable.  At this time, we believe that the final disposition of any pending lawsuits, audits, proceedings and claims will not have a material adverse effect individually or in the aggregate on our financial position, results of operations or liquidity.  It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, audits, proceedings or claims.

We have employment agreements with certain of our executive officers that provide for payments to those officers in the event of an actual or constructive termination of their employment, including following a change in control of the Company or otherwise without cause or in the event of death or disability, as defined in those agreements.  Aggregate payments totaling approximately $2.1 million would have been required by those agreements had all such officers terminated their employment for reasons requiring such payments as of December 30, 2014.  In addition, the employment agreement with our Chief Executive Officer (“CEO”), which is in effect through April 1, 2015, specifies an annual founder’s retirement benefit of $650,000 for ten years after termination of his full time employment.

10.  Stockholders’ Equity

In July 2012, our Board approved the initiation of a cash dividend to our stockholders, which is subject to quarterly Board approval.  Cash dividends of $0.61 and $0.52 were declared during fiscal years 2014 and 2013, respectively.  Future decisions to pay, increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements and other such factors that the Board considers relevant.

In July 2013, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 48.5 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 41.9 million shares at a total cost of $1,158.7 million through December 30, 2014.  During fiscal 2014, 2013 and 2012, we repurchased 3.1 million, 4.5 million and 3.2 million shares of our common stock at a cost of $143.2 million, $183.7 million and $101.4 million, respectively.  Repurchased common stock is reflected as a reduction of stockholders’ equity.

Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us.  Purchases in the open market are made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 (the “Act”).  We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, including dividend payments, a review of our capital structure and cost of capital, our share price and current market conditions.  The timing and number of shares repurchased are also subject to legal constraints and financial covenants under our Facility that limit share repurchases based on a defined ratio.  See Note 7 for further discussion of our long-term debt.  Our objectives with regard to share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.

In October 2013, our Board approved the adoption of a prearranged share repurchase plan under Rule 10b5-1 (“10b5-1 Plan”) of the Act, effective from January 2, 2014 through July 1, 2014.  On July 21, 2014, our Board approved the adoption of a new 10b5-1 Plan, effective from September 5, 2014 through December 31, 2014.  These 10b5-1 Plans terminated on July 1, 2014 and December 31, 2014, respectively, in accordance with their terms.  On October 20, 2014, our Board approved the adoption of an additional 10b5-1 Plan, which is effective from January 2, 2015 through June 30, 2015.

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

In May 2013, our Board approved an amendment to our 2010 Stock Incentive Plan to increase the number of shares of common stock authorized for issuance under the plan to 6.6 million shares from 4.8 million shares.  This amendment was approved by our stockholders at our annual meeting held on May 29, 2013.  This is our only active performance incentive plan, and approximately 1.0 million of these shares were available for grant as of December 30, 2014.

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

The following table presents information related to stock-based compensation (in thousands):

	Fiscal Year
	2014	2013	2012

Labor expenses	$5,245	$4,478	$3,445
Other operating costs and expenses	216	195	187
General and administrative expenses	11,356	9,462	7,206
Total stock-based compensation	16,817	14,135	10,838
Income tax benefit	6,433	5,407	4,146
Total stock-based compensation, net of taxes	$10,384	$8,728	$6,692

Capitalized stock-based compensation (1)	$216	$177	$255

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

Stock Options

The weighted average fair value at the grant date for options issued during fiscal 2014, 2013 and 2012 was $15.48, $10.83 and $12.00 per option, respectively.  The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for fiscal 2014, 2013 and 2012, respectively: (a) an expected option term of 6.5 years, 6.4 years and 6.1 years, (b) expected stock price volatility of 32.9%, 33.5% and 40.5% , (c) a risk-free interest rate of 2.2%, 1.4% and 1.4%, and (d) a dividend yield on our stock of 1.2%, 1.3% and 0.2%.

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

Stock option activity during fiscal 2014 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at beginning of year	4,823	$23.70	4.1	$118,505
Granted	329	$48.19
Exercised	(1,088)	$21.06
Forfeited or cancelled	(41)	$30.96
Outstanding at end of year	4,023	$26.34	3.7	$97,406

Exercisable at end of year	2,185	$23.36	2.8	$59,410

(1)                         Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal year end and the exercise price, multiplied by the number of in-the-money options and represents the pretax amount that would have been received by the option holders, had they all exercised their options on the fiscal year end date.

The total intrinsic value of options exercised during fiscal years 2014, 2013 and 2012 was $28.2 million, $40.1 million and $16.3 million, respectively.  As of December 30, 2014, total unrecognized stock-based compensation expense related to nonvested stock options was $11.1 million, which we expect to recognize over a weighted average period of approximately 2.0 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during fiscal 2014 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)	(Per share)
Outstanding at beginning of year	1,672	$32.81
Granted	462	$47.16
Vested	(190)	$23.46
Forfeited	(124)	$37.25
Outstanding at end of year	1,820	$37.12

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted average fair value at the grant date for restricted shares and restricted share units issued during fiscal 2014, 2013 and 2012 was $47.16, $39.42 and $31.38, respectively.  The fair value of shares that vested during fiscal years 2014, 2013 and 2012 was $4.5 million, $2.6 million and $2.5 million, respectively.  As of December 30, 2014, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $35.4 million, which we expect to recognize over a weighted average period of approximately 3.1 years.

12.  Employee Benefit Plans

We have a defined contribution benefit plan in accordance with section 401(k) of the Internal Revenue Code (“401(k) Plan”) that is open to our staff members who meet certain compensation and eligibility requirements.  Participation in the 401(k) Plan is currently open to staff members from our three restaurant concepts, our bakery facilities and our corporate office.  The 401(k) Plan allows participating staff members to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options.  Our executive officers and a select group of management and/or highly compensated staff members are not eligible to participate in the 401(k) Plan.  We currently match in cash a certain percentage of the employee contributions to the 401(k) Plan and also pay a portion of the administrative costs.  Expense recognized in fiscal 2014, 2013 and 2012 was $0.6 million, $0.6 million and $0.5 million, respectively.

We have also established The Cheesecake Factory Incorporated Executive Savings Plan (“ESP”), a non-qualified deferred compensation plan for our executive officers and a select group of management and/or highly compensated staff members as defined in the plan document.  The ESP allows participating staff members to defer the receipt of a portion of their base compensation and up to 100% of their eligible bonuses.  Non-employee directors may also participate in the ESP and defer the receipt of their earned director fees.  We currently match in cash a certain percentage of the base compensation and bonus deferred by participating staff members and also pay for the ESP administrative costs.  Expense recognized in fiscal 2014, 2013 and 2012 was $0.8 million, $0.7 million and $0.7 million, respectively.

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

We maintain a self-insured medical and dental benefit plan for our staff members and utilize stop-loss coverage to limit our financial exposure from any individual medical claim.  The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us as of the balance sheet date.  The accrued liability for our self-insured medical benefit plan, which is included in other accrued expenses, as of December 30, 2014 and December 31, 2013, was $7.7 million and $4.9 million, respectively.  See Note 1 for further discussion of accounting for our self-insurance liabilities.

13.     Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year
	2014	2013	2012

Income before income taxes	$138,544	$156,450	$133,974
Income tax provision:
Current:
Federal	$28,687	$28,754	$39,792
State	8,377	8,707	8,517
Total current	37,064	37,461	48,309
Deferred:
Federal	480	5,342	(11,055)
State	(276)	(709)	(1,703)
Total deferred	204	4,633	(12,758)
Total provision	$37,268	$42,094	$35,551

The following is a reconciliation between the U.S. federal statutory rate and the effective tax rate:

	Fiscal Year
	2014	2013	2012

U.S. federal statutory rate	35.0%	35.0%	35.0%
State and district income taxes, net of federal benefit	3.8	3.3	3.3
FICA tip credit	(8.4)	(7.0)	(7.7)
Other credits and incentives	(0.7)	(0.9)	(0.6)
Manufacturing deduction	(2.9)	(2.4)	(2.8)
Deferred compensation	(0.4)	(1.0)	(0.7)
Other	0.5	(0.1)	—
Effective tax rate	26.9%	26.9%	26.5%

Following are the temporary differences that created our deferred tax assets and liabilities (in thousands):

	December 30, 2014	December 31, 2013
Deferred tax assets:
Employee benefits	$24,476	$23,707
Insurance reserves	18,012	15,622
Accrued rent	22,291	22,954
Stock-based compensation	15,350	13,822
Deferred income	9,273	7,922
Tax credit carryforwards	1,954	1,977
Other	1,259	1,320
Subtotal	92,615	87,324
Less: Valuation allowance	(574)	(185)
Total	$92,041	$87,139

Deferred tax liabilities:
Property and equipment	$(153,362)	$(150,226)
Inventory	(9,749)	(9,299)
Prepaid expenses	(10,363)	(8,843)
Total	$(173,474)	$(168,368)

Net deferred tax liability	$(81,433)	$(81,229)

Reported in consolidated balance sheets as:
Deferred income taxes — current asset	$15,076	$16,008
Deferred income taxes — noncurrent liability	(96,509)	(97,237)
Total	$(81,433)	$(81,229)

At both December 30, 2014 and December 31, 2013, we had $3.0 million of state tax credit carryforwards.  These credits began to expire in 2013.  Management assesses the available evidence to estimate if sufficient future taxable income will be generated to use these carryforwards.  Based on this evaluation, we recorded a valuation allowance relating to hiring and investment tax credits in North Carolina of $0.6 million and $0.2 million as of December 30, 2014 and December 31, 2013, respectively, to reflect the amount that more likely than not will not be realized.  We believe it is more likely than not that all other state tax credit carryforwards will be realized.  However, this assessment could change if estimates of future taxable income during the carryforward period are revised.  The earliest tax year still subject to examination by a significant taxing jurisdiction is 2010.

At December 30, 2014, we had $0.9 million of unrecognized tax benefits.  If recognized, this amount would affect our effective income tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year
	2014	2013	2012

Balance at beginning of year	$802	$695	$590
Additions related to current period tax positions	233	254	230
Reductions related to settlements with taxing authorities and lapses of statutes of limitations	(160)	(147)	(125)
Balance at end of year	$875	$802	$695

At both December 30, 2014 and December 31, 2013, we had approximately $0.1 million of accrued interest and penalties related to uncertain tax positions.  None of the balance of unrecognized tax benefits at December 31, 2014 relates to tax positions for which it is reasonably possible that the total amount could decrease during the next twelve months based on the lapses of statutes of limitations.

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

15.  Segment Information

For decision-making purposes, our management reviews discrete financial information for The Cheesecake Factory, Grand Lux Cafe and RockSugar Pan Asian Kitchen restaurants, our bakery division and our international licensing operations.  Based on quantitative thresholds set forth in ASC 280, “Segment Reporting,” The Cheesecake Factory is our only business that meets the criteria of a reportable operating segment.  Grand Lux Cafe, RockSugar Pan Asian Kitchen, bakery and international licensing are combined in Other. Unallocated corporate expenses, assets and capital expenditures are presented below as reconciling items to the amounts presented in the consolidated financial statements.

Segment information is presented below (in thousands):

	Fiscal Year
	2014	2013	2012
Revenue:
The Cheesecake Factory restaurants	$1,792,796	$1,688,036	$1,604,825
Other	183,828	189,874	204,192
	$1,976,624	$1,877,910	$1,809,017
Income from operations:
The Cheesecake Factory restaurants (1)	$240,774	$250,230	$225,920
Other (2)	14,983	19,985	10,857
Corporate	(111,026)	(109,261)	(98,078)
	$144,731	$160,954	$138,699
Total assets:
The Cheesecake Factory restaurants	$861,697	$813,780	$764,208
Other	154,033	155,231	165,274
Corporate	160,722	155,103	162,685
	$1,176,452	$1,124,114	$1,092,167
Capital expenditures:
The Cheesecake Factory restaurants	$104,525	$98,660	$60,300
Other	3,713	3,621	15,363
Corporate	5,744	4,008	10,779
	$113,982	$106,289	$86,442
Depreciation and amortization:
The Cheesecake Factory restaurants	$68,504	$63,549	$60,358
Other	10,337	10,514	9,811
Corporate	3,994	4,495	4,264
	$82,835	$78,558	$74,433

(1)   Includes impairment and lease termination expenses/(income) related to seven The Cheesecake Factory restaurants.  The pre-tax amounts associated with these items were $0.7 million, ($1.2) million and $5.5 million in fiscal years 2014, 2013 and 2012, respectively.  These amounts were recorded in impairment of assets and lease terminations. (See Note 1 for further discussion of these charges.)

(2)   Includes impairment and lease termination expenses related to four Grand Lux Cafe restaurants.  The pre-tax amounts associated with these items were $0.6 million and $4.1 million in fiscal years 2013 and 2012, respectively.  These amounts were recorded in impairment of assets and lease terminations. (See Note 1 for further discussion of these charges.)

16.  Quarterly Financial Data (unaudited)

Summarized unaudited quarterly financial data for fiscal 2014 and 2013, is as follows (in thousands, except per share data):

Quarter Ended:	April 1, 2014(2)	July 1, 2014(2)	September 30, 2014	December 30, 2014
Revenues	$481,431	$496,406	$499,114	$499,673
Income from operations	$33,073	$42,691	$34,175	$34,792
Net income	$22,518	$30,049	$24,223	$24,486
Basic net income per share (1)	$0.44	$0.61	$0.49	$0.50
Diluted net income per share (1)	$0.43	$0.59	$0.48	$0.48
Cash dividends declared per common share	$0.14	$0.14	$0.165	$0.165

Quarter Ended:	April 2, 2013(2)	July 2, 2013(2)	October 1, 2013(2)	December 31, 2013(2)
Revenues	$463,018	$470,118	$469,699	$475,075
Income from operations	$36,787	$41,170	$38,631	$44,366
Net income	$25,292	$28,583	$27,481	$33,000
Basic net income per share (1)	$0.48	$0.54	$0.52	$0.64
Diluted net income per share (1)	$0.47	$0.52	$0.50	$0.62
Cash dividends declared per common share	$0.12	$0.12	$0.14	$0.14

(1)   Net income per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.

(2)   Income from operations included impairment and lease termination expenses/(income) of $0.2 million, $0.5 million in the first and second quarters of fiscal 2014 and $0.6 million, $1.5 million, $1.1 million and ($3.8) million in the four quarters of fiscal 2013, respectively, related to seven The Cheesecake Factory and four Grand Lux Cafe restaurants.  The impact of these amounts on net income was $0.1 million and $0.3 million in the first and second quarters of fiscal 2014 and $0.4 million, $0.9 million, $0.7 million and ($2.3) million in the four quarters of fiscal 2013, respectively.  (See Note 1 for further discussion of impairment of assets and lease terminations.)

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

17.     Subsequent Event

Dividends

On February 9, 2015, our Board of Directors approved a quarterly cash dividend of $0.165 per share to be paid on March 10, 2015 to the stockholders of record on February 25, 2015.

Accelerated Stock Repurchase Program

On February 27, 2015, we entered into an ASR program with a financial institution to repurchase $75 million of our common stock.  The number of common shares to be repurchased under the ASR program generally will be based on the volume weighted average share price of our common stock.  The program is subject to collar provisions that will establish minimum and maximum number of shares based on the volume weighted average share price over an initial hedge period.  Under the terms of the program, the financial institution will deliver an initial number of shares of common stock to us on March 9, 2015 and will deliver the balance of the minimum number of shares upon the completion of the hedge period by March 31, 2015.  At the termination of the ASR program, we may receive additional common shares, depending on the share price of our common stock during the term of the program.  The minimum and maximum number of common shares that we will repurchase pursuant to the program will not be known until the conclusion of the hedge period.  The program will terminate no later than six months following the end of the hedge period and may in certain circumstances be accelerated.  This ASR program was entered into as part of, and pursuant to, our previously announced share repurchase program.  We intend to fund the share repurchases with cash on hand and/or temporary borrowing on our credit facility.

EXHIBIT INDEX

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1	Form of Reorganization Agreement	Amend. No. 1 to Form S-1	33-479336	2.1	8/17/92
3.1	Restated Certificate of Incorporation including Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock	10-K	000-20574	3.1	2/23/11
3.2	Amended and Restated Bylaws as of May 20, 2009	8-K	000-20574	3.8	5/27/09
4.1	Form of Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	8-A	000-20574	1	8/18/98
4.2	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	Amend. No. 1 to Form 8-A	000-20574	2	11/13/03
4.3	Amendment No. 2 to Rights Agreement dated as of August 1, 2008 between The Cheesecake Factory Incorporated and Computershare Trust Company	Amend. No 2 to Form 8-A	000-25074	3	8/1/08
10.1	David Overton Employment Agreement effective June 30, 2009*	8-K	000-20574	10.1	7/20/09
10.2	The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan *	S-1	33-479336	10.3	5/15/92
10.3	Amendment to The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan*	S-8	033-88414	99.1	1/28/99
10.4	Second Amendment to The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan*	10-Q	000-25074	10.1	12/8/06
10.5	The Cheesecake Factory Incorporated 1997 Non-Employee Director Stock Option Plan (as amended)*	S-8	333-118757	99.3	9/2/04

10.6	Nonqualified Stock Option Agreement under the Company’s 1997 Non-Employee Director Stock Option Plan*	10-Q	000-25074	99.1	10/26/04
10.7	Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan*	S-8	333-118757	99.1	9/2/04
10.8	First Amendment to Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan*	10-Q	000-25074	10.2	12/8/06
10.9	Second Amendment to Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan*	10-K	000-25074	10.10	2/22/07
10.10	Third Amendment to Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan*	8-K	000-25074	99.1	7/25/08
10.11	Amended and Restated 2001 Omnibus Stock Incentive Plan*	S-8	333-118757	99.2	9/2/04
10.12	First Amendment to Amended and Restated Year 2001 Omnibus Performance Stock Incentive Plan*	8-K	000-25074	99.2	7/25/08
10.13	Form of Notice of Grant of Stock Option and/or Restricted Share Award *	8-K	000-25074	99.1	1/5/07
10.14	Amended Form of Notice of Grant of Stock Option and/or Restricted Share Award*	10-K	000-25074	10.17	2/27/09
10.15	Amended and Restated Annual Performance Incentive Plan*	10-K	000-25074	10.3	4/4/05
10.16	Form of Employment Agreements with Debby R. Zurzolo and Max S. Byfuglin*	8-K	000-25074	99.1	3/28/06
10.17	Form of First Amendment to Employment Agreements with Debby R. Zurzolo and Max S. Byfuglin*	8-K	000-25074	99.2	12/10/07
10.18	Form of Second Amendment to Employment Agreement with Debby R. Zurzolo*	8-K	000-25074	99.3	1/5/09
10.19	Form of Second Amendment to Employment Agreement with Max S. Byfuglin*	8-K	000-25074	99.2	1/5/09

10.20	Amended and Restated Executive Savings Plan*	8-K	000-25074	99.3	7/25/08
10.21	First Amendment to Amended and Restated Executive Savings Plan*	10-K	000-25074	10.34	2/27/09
10.22	Second Amendment to Amended and Restated Executive Savings Plan*	10-Q	000-25074	10.2	5/6/10
10.24	Form of Indemnification Agreement*	8-K	000-25074	99.1	12/14/07
10.25	Real Estate Option Agreement dated April 22, 2005	8-K	000-25074	99.1	8/2/05
10.26	First Amendment to Option Agreement dated as of June 28, 2005	8-K	000-25074	99.2	8/2/05
10.27	Inducement Agreement dated as of July 27, 2005	8-K	000-25074	99.3	8/2/05
10.28	First Amendment to Inducement Agreement dated as of March 1, 2010	10-K	000-25074	10.36	2/23/11
10.29	Amended Agreement of Grant of Stock Option to Debby R. Zurzolo*	8-K	000-25074	99.2	12/18/06
10.30	Amended Agreement of Grant of Stock Option to Debby R. Zurzolo*	8-K	000-25074	99.3	12/18/06
10.31	Stipulation of Settlement	8-K	000-25074	10.1	2/28/08
10.32	Form of Employment Agreement with W. Douglas Benn dated January 19, 2009*	8-K	000-25074	99.1	1/23/09
10.33	Notice and Agreement of Grant of Stock Option and/or Restricted Share Award between the Company and David Overton dated May 7, 2009*	8-K	000-20574	99.1	5/8/09
10.34	2010 Stock Incentive Plan as amended April 7, 2011*	DEF 14A	000-20574	Appendix A	4/21/11
10.35	2010 Amended and Restated Annual Performance Incentive Plan, as amended and restated on June 2, 2010*	DEF 14A	000-20574	Appendix B	4/23/10
10.36	Form of Grant Agreement for Executive Officers under 2010 Stock Incentive Plan*	10-Q	000-20574	10.1	11/4/10
10.37	Annual Management Performance Incentive Plan effective December 31, 2010*	10-Q	000-20574	10.2	11/4/2010

10.38	Loan Agreement dated as of December 3, 2010 between The Cheesecake Factory Incorporated and JPMorgan Chase Bank NA as Administrative Agent, Bank of the West as Syndication Agent, and Bank of America NA, Wells Fargo Bank and Rabobank Nederland, as Documentation Agents	10-K	000-20574	10.46	2/23/2011
10.39	First Amendment to Employment Agreement effective as of February 29, 2012 between The Cheesecake Factory Incorporated and David M. Overton*	8-K	000-20574	10.1	3/6/2012
10.40	Second Amendment to Employment Agreement dated as of November 11, 2013, between The Cheesecake Factory Incorporated and David M. Overton *	8-K	000-20574	99.1	11/12/2013
10.41	Amended and Restated Loan Agreement dated as of October 16, 2013, among The Cheesecake Factory Incorporated, the Lenders party thereto and JP Morgan Chase Bank, National Association as Administrative Agent	8-K	000-20574	99.1	10/22/13
10.42	The Cheesecake Factory 2010 Stock Incentive Plan as amended effective as of February 27, 2013*	DEF 14A	000-20574	Appendix A	04/19/13
10.43	Employment Agreement effective as of April 18, 2013, between The Cheesecake Factory Incorporated and David M. Gordon*	8-K	000-20574	10.1	4/19/13
10.44	Form of Grant Agreement for Executive Officers under the 2010 Stock Incentive Plan, for equity grants made after August 2, 2012*	10-Q	000-20574	10.1	8/10/12
10.45	Master Confirmation dated as of February 27, 2014 between The Cheesecake Factory Incorporated and Goldman, Sachs & Co.	10-K	000-20574	10.45	2/27/14

10.46	Supplemental Confirmation dated as of February 27, 2014 between The Cheesecake Factory Incorporated and Goldman, Sachs & Co.	10-K	000-20574	10.46	2/27/14
10.47	Third Amendment to Amended and Restated Executive Savings Plan*	10-K	000-20574	10.47	2/27/14
10.48	Fourth Amendment to Amended and Restated Executive Savings Plan*	10-K	000-20574	10.48	2/27/14
10.49	Form of Grant Agreement for Executive Officers under the 2010 Stock Incentive Plan *	8-K	000-20574	99.1	3/7/14
10.50	The Cheesecake Factory 2010 Stock Incentive Plan as amended effective as of April 3, 2014*	DEF 14A	000-20574	Appendix A	4/17/14
10.51	Fifth Amendment to Amended and Restated Executive Savings Plan *	10-Q	000-20574	10.2	8/8/14
10.52	Confirmation dates as of February 27, 2015 between The Cheesecake Factory Incorporated and Wells Fargo Bank, National Association relating to Fixed $$ Discounted Share Buyback (“DSB”) Collared with Initial Delivery	—	—	—	Filed herewith
21.0	List of Subsidiaries	—	—	—	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer	—	—	—	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	—	—	—	Filed herewith

Exhibit 101	XBRL (Extensible Business Reporting Language) The following materials from The Cheesecake Factory Incorporated’s Annual Report on Form 10-K for the years ended December 30, 2014, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of stockholders’ equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.	—	—	—	Filed herewith

* Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of February 2015.

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

Name	Title	Date

/s/ DAVID OVERTON	Chairman of the Board and	February 27, 2015
David Overton	Chief Executive Officer
(Principal Executive Officer)

/s/ W. DOUGLAS BENN	Executive Vice President and	February 27, 2015
W. Douglas Benn	Chief Financial Officer
(Principal Financial Officer)

/s/ CHERYL M. SLOMANN	Senior Vice President, Controller and	February 27, 2015
Cheryl M. Slomann	Chief Accounting Officer
(Principal Accounting Officer)

/s/ ALEXANDER L. CAPPELLO	Director	February 27, 2015
Alexander L. Cappello

/s/ JEROME I. KRANSDORF	Director	February 27, 2015
Jerome I. Kransdorf

/s/ LAURENCE B. MINDEL	Director	February 27, 2015
Laurence B. Mindel

/s/ DAVID B. PITTAWAY	Director	February 27, 2015
David B. Pittaway

/s/ DOUGLAS L. SCHMICK	Director	February 27, 2015
Douglas L. Schmick

/s/ HERBERT SIMON	Director	February 27, 2015
Herbert Simon