Form 10-Q
period 2015-03-31
CHEESECAKE FACTORY INC
filed 2015-05-08
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of April 29, 2015, 48,763,285 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

PART I.                                                  FINANCIAL INFORMATION

Item 1.                                                         Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2015	December 30, 2014

ASSETS
Current assets:
Cash and cash equivalents	$39,478	$58,018
Accounts receivable	12,643	15,170
Income tax receivable	12,783	17,383
Other receivables	29,692	62,327
Inventories	32,525	33,255
Prepaid expenses	46,579	38,233
Deferred income taxes	15,076	15,076
Total current assets	188,776	239,462
Property and equipment, net	828,966	828,305
Other assets:
Intangible assets, net	21,215	20,781
Prepaid rent	47,067	46,212
Other	42,702	41,692
Total other assets	110,984	108,685
Total assets	$1,128,726	$1,176,452
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,152	$57,325
Other accrued expenses	243,623	264,686
Total current liabilities	297,775	322,011

Deferred income taxes	97,724	96,509
Deferred rent	73,451	73,857
Deemed landlord financing liability	76,552	77,165
Long-term debt	25,000	—
Other noncurrent liabilities	51,720	50,400
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 92,128,129 and 91,790,499 issued at March 31, 2015 and December 30, 2014, respectively	921	918
Additional paid-in capital	664,236	654,033
Retained earnings	1,080,388	1,060,211
Treasury stock, 43,577,235 and 41,919,312 shares at cost at March 31, 2015 and December 30, 2014, respectively	(1,239,041)	(1,158,652)
Total stockholders’ equity	506,504	556,510
Total liabilities and stockholders’ equity	$1,128,726	$1,176,452

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended March 31, 2015	Thirteen Weeks Ended April 1, 2014

Revenues	$517,973	$481,431

Costs and expenses:
Cost of sales	126,612	119,362
Labor expenses	171,169	159,450
Other operating costs and expenses	123,435	115,633
General and administrative expenses	33,075	31,242
Depreciation and amortization expenses	21,177	20,251
Impairment of assets and lease terminations	—	186
Preopening costs	1,451	2,234
Total costs and expenses	476,919	448,358
Income from operations	41,054	33,073
Interest and other expense, net	(1,895)	(1,391)
Income before income taxes	39,159	31,682
Income tax provision	10,736	9,164
Net income	$28,423	$22,518

Net income per share:
Basic	$0.58	$0.44
Diluted	$0.56	$0.43

Weighted average shares outstanding:
Basic	49,225	50,745
Diluted	51,102	52,844

Cash dividends declared per common share	$0.165	$0.14

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance, December 30, 2014	91,790	$918	$654,033	$1,060,211	$(1,158,652)	$556,510
Net income	—	—	—	28,423	—	28,423
Cash dividends declared	—	—	—	(8,246)	—	(8,246)
Tax impact of stock options exercised, net of cancellations	—	—	4,340	—	—	4,340
Stock-based compensation	—	—	4,798	—	—	4,798
Common stock issued under stock-based compensation plans	338	3	5,666	—	—	5,669
Treasury stock purchases					(80,389)	(80,389)
Payment for future treasury stock purchases under accelerated stock repurchase agreement	—	—	(4,601)	—	—	(4,601)
Balance, March 31, 2015	92,128	$921	$664,236	$1,080,388	$(1,239,041)	$506,504

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended March 31, 2015	Thirteen Weeks Ended April 1, 2014

Cash flows from operating activities:
Net income	$28,423	$22,518
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	21,177	20,251
Deferred income taxes	1,215	811
Impairment of assets and lease terminations	—	186
Stock-based compensation	4,731	3,839
Tax impact of stock options exercised, net of cancellations	4,340	3,942
Excess tax benefit related to stock options exercised	(4,317)	(3,851)
Other	814	400
Changes in assets and liabilities:
Accounts receivable	2,527	(1,591)
Other receivables	32,635	26,733
Inventories	730	823
Prepaid expenses	(8,346)	(299)
Other assets	(1,847)	(824)
Accounts payable	(1,334)	13,764
Income taxes receivable/payable	4,600	3,436
Other accrued expenses	(20,000)	(13,022)
Cash provided by operating activities	65,348	77,116
Cash flows from investing activities:
Additions to property and equipment	(24,151)	(30,100)
Additions to intangible assets	(547)	(339)
Cash used in investing activities	(24,698)	(30,439)
Cash flows from financing activities:
Deemed landlord financing payments	(743)	(614)
Borrowings on credit facility	25,000	25,000
Proceeds from exercise of stock options	5,669	5,899
Excess tax benefit related to stock options exercised	4,317	3,851
Cash dividends paid	(8,443)	(7,214)
Treasury stock purchases	(80,389)	(98,981)
Payment for future treasury stock purchases under accelerated stock repurchase agreement	(4,601)	(4,904)
Cash used in financing activities	(59,190)	(76,963)
Net change in cash and cash equivalents	(18,540)	(30,286)
Cash and cash equivalents at beginning of period	58,018	61,751
Cash and cash equivalents at end of period	$39,478	$31,465

Supplemental disclosures:
Interest paid	$1,455	$1,234
Income taxes paid	$543	$688
Construction payable	$8,285	$1,096

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and its wholly owned subsidiaries (referred to herein collectively as the “Company,” “we,” “us” and “our”) prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The unaudited financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the financial condition, results of operations and cash flows for the period.  However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”).  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2014 filed with the SEC on February 27, 2015.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions for the reporting periods covered by the financial statements.  These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities.  Actual results could differ from these estimates.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes.  Fiscal year 2015 consists of 52 weeks and will end on December 29, 2015.  Fiscal 2014, which ended on December 30, 2014, was also a 52-week year.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that provides a comprehensive new revenue recognition model. This will supersede most of the existing revenue recognition requirements and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. This guidance is effective for us beginning in the first quarter of fiscal 2017 and is not expected to have a material impact on our financial statements.  Early adoption is not permitted. In April 2015, the FASB proposed a deferral of the effective date of the new revenue standard by one year, subject to the Board’s due process requirement.

In April 2015, the FASB issued updated guidance intended to simplify, and provide consistency to, the presentation of debt issuance costs. The new standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

In February 2015, the FASB issued updated guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  The Company expects the adoption of this guidance to have no impact on its condensed consolidated financial statements.

In June 2014, the FASB issued updated guidance intended to eliminate the diversity in practice regarding share-based payment awards that include terms which provide for a performance target that affects vesting being achieved after the requisite service period. The new standard requires that a performance target which affects vesting and could be achieved after the requisite service period be treated as a performance condition that affects vesting and should not be reflected in estimating the grant-date fair value.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  The Company expects the adoption of this guidance to have no impact on its condensed consolidated financial statements.

2.  Inventories

Inventories consisted of (in thousands):

	March 31, 2015	December 30, 2014

Restaurant food and supplies	$14,213	$14,936
Bakery finished goods and work in progress	12,803	13,236
Bakery raw materials and supplies	5,509	5,083
Total	$32,525	$33,255

3.  Long-Term Debt

On October 16, 2013, we entered into a new loan agreement (“Facility”) which amended and restated in its entirety our prior loan agreement dated December 3, 2010.  This Facility, which matures on October 16, 2018, provides us with revolving loan commitments totaling $200 million, of which $50 million may be used for issuances of letters of credit.  Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs.  The Facility contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the lenders electing to increase their commitments or by means of the addition of new lenders.  Our obligations under the Facility are unsecured.  Certain of our material subsidiaries have guaranteed our obligations under the Facility.  At March 31, 2015, we had net availability for borrowings of $153.8 million, based on an outstanding debt balance of $25.0 million and $21.2 million in standby letters of credit.

In the first quarter of fiscal 2015, we borrowed $25 million under this Facility to fund a portion of the accelerated stock repurchase (“ASR”) program we entered into on February 27, 2015.  We expect to repay this balance during fiscal 2015.   We also borrowed $25 million under this Facility in the first quarter of fiscal 2014, which we repaid in the fourth quarter of fiscal 2014, to fund a portion of the ASR program we entered into in February 2014.  See Note 5 for further discussion of our accelerated stock repurchase programs.

We are subject to certain financial covenants under the Facility requiring us to maintain (i) a maximum “Net Adjusted Leverage Ratio” of 4.0, calculated as debt plus eight times rent minus unrestricted cash and cash equivalents in excess of $25 million divided by “EBITDAR” (trailing 12-month earnings before interest, taxes, depreciation, amortization, noncash stock option expense, rent and permitted acquisition costs) and (ii) a trailing 12-month minimum EBITDAR to interest and rental expense ratio (“EBITDAR Ratio”) of 1.9.  Our Net Adjusted Leverage and EBITDAR Ratios were 2.7 and 2.9, respectively, at March 31, 2015, and we were in compliance with the financial covenants in effect at that date.  The Facility also limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on the Net Adjusted Leverage Ratio.

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

4. Commitments and Contingencies

On April 11, 2013, a restaurant hourly employee filed a class action lawsuit in the California Superior Court, Placer County, alleging that the Company violated the California Labor Code and California Business and Professions Code, by requiring employees to purchase uniforms for work (Sikora v. The Cheesecake Factory Restaurants, Inc., et al; Case No SCV0032820).  A similar lawsuit covering a different time period was also filed in Placer County (Reed v. The Cheesecake Factory Restaurants, Inc. et al; Case No. SCV27073).  By stipulation the parties agreed to transfer the Reed and Sikora cases to Los Angeles County.  Both cases (Case Nos. SCV0032820 and SCV27073) were subsequently coordinated together in Los Angeles County by order of the Judicial Council.  On November 15, 2013, the Company filed a motion in Case No. SCV0032820 to enforce a prior judgment precluding certain claims and to preclude the prosecution of certain claims under the California Private Attorney General Act and California Business and Professions Code Section 17200.  On March 11, 2015, the Court granted the Company’s motion. The parties are scheduled to participate in voluntary mediation in June 2015.  We intend to vigorously defend this action.  Based on the current status of this matter, we have not reserved for any potential future payments.

On November 26, 2014, a former restaurant hourly employee filed a class action lawsuit in the San Diego County Superior Court alleging that the Company violated the California Labor Code and California Business and Professions Code, by failing to pay overtime, to permit required rest breaks and to provide accurate wage statements, among other claims. (Masters v. The Cheesecake Factory Restaurants, Inc., et al; Case No 37-2014-00040278).  By stipulation, the parties agreed to transfer Case No. 37-2014-00040278 to the Orange County Superior Court.  On March 2, 2015, Case No. 37-2014-00040278 was officially transferred and assigned a new Case No. 30-2015-00775529 in the Orange County Superior Court.  The lawsuit seeks unspecified amounts of fees, penalties and other monetary payments on behalf of the plaintiff and other purported class members. We intend to vigorously defend this action.  Based on the current status of this matter, we have not reserved for any potential future payments.

On January 14, 2015, a former restaurant hourly employee filed a class action lawsuit in the San Diego County Superior Court alleging that the Company violated the California Labor Code and California Business and Professions Code, by failing to permit required meal and rest breaks, and to provide accurate wage statements, among other claims. (Garcia v. The Cheesecake Factory Incorporated, et al; Case No 37-2015-00001408).  On February 19, 2015, the Company filed an ex parte application to stay the litigation pending a hearing on the Company’s motion to compel arbitration.  The Court granted the Company’s application, stayed the litigation, and set a hearing on the motion to compel arbitration in July 2015.  The lawsuit seeks unspecified amounts of fees, penalties and other monetary payments on behalf of the plaintiff and other purported class members.  We intend to vigorously defend this action.  Based on the current status of this matter, we have not reserved for any potential future payments.

Within the ordinary course of our business, we are subject to private lawsuits, government audits, administrative proceedings and other claims.  These matters typically involve claims from customers, staff members and others related to operational and employment issues common to the foodservice industry.  A number of these claims may exist at any given time, and some of the claims may be pled as class actions.  From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks and other intellectual property, both domestically and abroad.  We could be affected by adverse publicity and litigation costs resulting from such allegations, regardless of whether they are valid or whether we are legally determined to be liable.  At this time, we believe that the final disposition of any pending lawsuits, audits, proceedings and claims will not have a material adverse effect individually or in the aggregate on our financial position, results of operations or liquidity.  It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, audits, proceedings or claims.

5. Stockholders’ Equity

On February 9, 2015, our Board of Directors approved a cash dividend of $0.165 per share which was paid on March 10, 2015 to the stockholders of record on February 25, 2015.  Future decisions to pay, increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements and other such factors that the Board considers relevant.

In July 2013, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 48.5 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 43.6 million shares at a total cost of $1,239.1 million through March 31, 2015, including 1.7 million shares of our common stock at a cost of $80.4 million during the first quarter of fiscal 2015.  The shares repurchased in the first quarter of fiscal 2015 include 1.5 million shares acquired through our ASR program.  Repurchased common stock is reflected as a reduction of stockholders’ equity.

Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us.  Purchases in the open market are made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Act”).  We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, including dividend payments, a review of our capital structure and cost of capital, our share price and current market conditions.  The timing and number of shares repurchased are also subject to legal constraints and financial covenants under our Facility that limit share repurchases based on a defined ratio.  See Note 3 for further discussion of our long-term debt.  Our objectives with regards to share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.

In October 2013, our Board approved the adoption of a prearranged share repurchase plan under Rule 10b5-1 (“10b5-1 Plan”) of the Act, effective from January 2, 2014 through July 1, 2014.  On July 21, 2014, our Board approved the adoption of a new 10b5-1 Plan, effective from September 5, 2014 through December 31, 2014.  These 10b5-1 Plans terminated on July 1, 2014 and December 31, 2014, respectively, in accordance with their terms.  On October 20, 2014, our Board approved the adoption of another 10b5-1 Plan, which is effective from January 2, 2015 through June 30, 2015.

On February 27, 2014, we entered into a collared ASR agreement with a financial institution to repurchase $75 million of our common stock.  The minimum number of shares to be repurchased, 1.4 million, was delivered in March 2014.  Upon settlement of the ASR program, we received an additional 0.2 million shares on July 21, 2014.

On February 27, 2015, we entered into an ASR program with a financial institution to repurchase $75 million of our common stock.  The number of common shares to be repurchased under the ASR program generally will be based on the volume weighted average share price of our common stock.  The program is subject to collar provisions that establish minimum and maximum number of shares based on the volume weighted average share price over an initial hedge period.  The minimum number of shares to be repurchased, 1.5 million, was delivered during March 2015.  The maximum number of shares that can be received under the program is 1.7 million and will be determined based on the market price of our common stock from March 10, 2015 through the term of the program.  We will receive additional shares, if any, no later than July 30, 2015.

6.  Stock-Based Compensation

The following table presents information related to stock-based compensation (in thousands):

	Thirteen Weeks Ended March 31, 2015	Thirteen Weeks Ended April 1, 2014

Labor expenses	$1,546	$1,340
Other operating costs and expenses	73	47
General and administrative expenses	3,112	2,452
Total stock-based compensation	4,731	3,839
Income tax benefit	1,810	1,469
Total stock-based compensation, net of taxes	$2,921	$2,370

Capitalized stock-based compensation (1)	$67	$48

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

Stock Options

The weighted average fair value at the grant date for options issued during the first quarter of fiscal 2015 and 2014 was $14.17 and $15.48 per option, respectively.  The fair value of options was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the first quarter of fiscal 2015 and 2014, respectively: (a) an expected option term of 6.6 and 6.5 years, (b) expected stock price volatility of 31.3% and 32.9%, (c) a risk-free interest rate of 1.9% and 2.2%, and (d) a dividend yield on our stock of 1.4% and 1.2%.

Stock option activity during the thirteen weeks ended March 31, 2015 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 30, 2014	4,023	$26.34	3.7	$97,406
Granted	312	48.01
Exercised	(280)	20.25
Forfeited or cancelled	(12)	24.87
Outstanding at March 31, 2015	4,043	$28.43	3.9	$84,484

Exercisable at March 31, 2015	2,434	$24.64	2.9	$60,095

(1)                            Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pretax amount that would have been received by the option holders, had they all exercised their options on the fiscal period end date.

The total intrinsic value of options exercised during the thirteen weeks ended March 31, 2015 and April 1, 2014 was $8.5 million and $8.9 million, respectively.  As of March 31, 2015, the total unrecognized stock-based compensation expense related to unvested stock options was $14.2 million, which we expect to recognize over a weighted average period of approximately 2.5 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the thirteen weeks ended March 31, 2015 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)	(Per share)

Outstanding at December 30, 2014	1,820	$37.12
Granted	297	48.48
Vested	(213)	26.89
Forfeited	(39)	35.40
Outstanding at March 31, 2015	1,865	$40.14

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant.  The weighted average fair value at the grant date for restricted shares and restricted share units issued during the first quarters of fiscal 2015 and fiscal 2014 was $48.48 and $48.11, respectively.  The fair value of shares that vested during the thirteen weeks ended March 31, 2015 and April 1, 2014 was $5.7 million and $3.7 million, respectively.  As of March 31, 2015, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $46.3 million, which we expect to recognize over a weighted average period of approximately 3.3 years.

7.  Net Income Per Share

At March 31, 2015 and April 1, 2014, 1.9 million and 1.8 million shares, respectively, of restricted stock issued to employees were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal quarters ended on those dates.  Diluted net income per share includes the dilutive effect of outstanding equity awards, calculated using the treasury stock method.  Assumed proceeds from the in-the-money options include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by FASB Accounting Standards Codification (“ASC”) 718, “Compensation — Stock Option Compensation.”

	Thirteen Weeks Ended March 31, 2015	Thirteen Weeks Ended April 1, 2014
	(In thousands, except per share data)
Net income	$28,423	$22,518

Basic weighted average shares outstanding	49,225	50,745
Dilutive effect of equity awards	1,877	2,099

Diluted weighted average shares outstanding	51,102	52,844

Basic net income per share	$0.58	$0.44

Diluted net income per share	$0.56	$0.43

Shares of common stock equivalents of 1.1 million and 0.7 million for the thirteen weeks ended March 31, 2015 and April 1, 2014, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

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

Segment information is presented below (in thousands):

	Thirteen Weeks Ended March 31, 2015	Thirteen Weeks Ended April 1, 2014
Revenues:
The Cheesecake Factory restaurants	$472,817	$436,606
Other	45,156	44,825
Total	$517,973	$481,431

Income from operations:
The Cheesecake Factory restaurants (1)	$66,701	$57,990
Other	6,063	4,426
Corporate	(31,710)	(29,343)
Total	$41,054	$33,073

Capital expenditures:
The Cheesecake Factory restaurants	$16,822	$28,115
Other	3,566	994
Corporate	3,763	991
Total	$24,151	$30,100

Depreciation and amortization:
The Cheesecake Factory restaurants	$17,668	$16,754
Other	2,494	2,591
Corporate	1,015	906
Total	$21,177	$20,251

	March 31, 2015	December 30, 2014
Total assets:
The Cheesecake Factory restaurants	$819,036	$861,697
Other	154,955	154,033
Corporate	154,735	160,722
Total	$1,128,726	$1,176,452

(1)      Includes $0.2 million of lease termination expenses recorded during the first quarter of fiscal 2014 related to one The Cheesecake Factory restaurant.

9.  Subsequent Events

On April 21, 2015, our Board approved a cash dividend of $0.165 per share to be paid on May 19, 2015 to the stockholders of record on May 6, 2015.

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

In connection with the “safe harbor” provisions of the Acts, we have identified and are disclosing important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf.  (See Part II, Item 1A of this report, “Risk Factors,” and Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2014.)  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.  Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements.  Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate.  Forward-looking statements speak only as of the date on which they are made.  Except as may be required by law, we do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

General

This discussion and analysis should be read in conjunction with our interim unaudited consolidated financial statements and related notes included in this Form 10-Q in Part I, Item 1, and with the following items included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2014: the audited consolidated financial statements and related notes in Part IV, Item 15; the “Risk Factors” included in Part I, Item 1A; and the cautionary statements included throughout the report.  The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position.

As of May 8, 2015, we operated 189 Company-owned restaurants: 177 under The Cheesecake Factory® mark; 11 under the Grand Lux Cafe ® mark; and one under the RockSugar Pan Asian Kitchen ® mark.  Internationally, nine The Cheesecake Factory branded restaurants operated under licensing agreements.  We also operated two bakery production facilities.

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

Our goals are to achieve our return on investment objective and, longer-term, to deliver average annual ‘mid-teens’ earnings per share growth.  The following are the key performance levers that we believe will contribute to achieving these goals:

•             Growing Comparable Restaurant Sales and Overall Revenue.  Our overall revenue growth is primarily driven by revenue from new restaurant openings, increases in comparable restaurant sales, and royalties and bakery sales from additional licensed international locations.  We also plan to selectively consider other means to leverage our competitive strengths, including development or acquisition of new restaurant concepts or expansion of our brand to other retail opportunities.  Changes in comparable restaurant sales come from variations in customer traffic, as well as in check average.  Our strategy is to grow customer traffic by (1) continuing to offer innovative, high quality menu items that offer customers a wide range of options in terms of flavor, price and value and (2) focusing on service and hospitality with the goal of delivering an exceptional customer experience.  In fiscal 2015, we also have a number of initiatives to support customer traffic growth, including market research to better understand customer perceptions of The Cheesecake Factory (especially in markets that experienced softer customer traffic in fiscal 2014), increasing throughput in our restaurants, redesigning our server training, building on the success of our gift card program and piloting a technology for mobile payment in our restaurants.  Check average is impacted by menu price increases and/or changes in menu mix.  Our philosophy with regards to menu pricing is to use price increases to help offset key operating cost increases in a manner that balances protecting both our margins and customer traffic levels.

•             Increasing Our Operating Margins (Income from Operations Expressed as a Percentage of Revenues).  Operating margins are subject to fluctuations in commodity costs, labor, restaurant-level occupancy expenses, general and administrative expenses (“G&A”) and preopening expenses.  Our objective is to gradually increase our operating margins to return to peak levels by capturing fixed cost leverage primarily from growth in international royalties, as well as increases in comparable restaurant sales.  Maximizing our purchasing power as our business grows and operating our restaurants as productively as possible should help to offset cost inflation, thereby supporting our margin expansion goal.

By efficiently scaling our restaurant and bakery support infrastructure and improving our internal processes, we work toward growing G&A expenses at a slower rate than revenue growth over the long-term, which also should contribute to operating margin expansion.  However, G&A as a percentage of revenues may vary from quarter to quarter and may increase on a year-over-year comparative basis in the near term.

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

Results of Operations

The following table sets forth, for the periods indicated, information from our consolidated statements of income expressed as percentages of revenues.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

	Thirteen Weeks Ended March 31, 2015	Thirteen Weeks Ended April 1, 2014

Revenues	100.0%	100.0%

Costs and expenses:
Cost of sales	24.4	24.8
Labor expenses	33.0	33.1
Other operating costs and expenses	23.8	24.0
General and administrative expenses	6.4	6.5
Depreciation and amortization expenses	4.1	4.2
Impairment of assets and lease terminations	—	—
Preopening costs	0.4	0.5
Total costs and expenses	92.1	93.1
Income from operations	7.9	6.9
Interest and other expense, net	(0.3)	(0.3)
Income before income taxes	7.6	6.6
Income tax provision	2.1	1.9
Net income	5.5%	4.7%

Thirteen Weeks Ended March 31, 2015 Compared to Thirteen Weeks Ended April 1, 2014

Revenues

Revenues increased 7.6% to $518.0 million for the thirteen weeks ended March 31, 2015 compared to $481.4 million for the thirteen weeks ended April 1, 2014.

Comparable sales at The Cheesecake Factory restaurants increased by 4.2%, or $17.2 million, from the first quarter of fiscal 2014, driven by average check growth of 3.3% (based on an increase of 2.0% in pricing and 1.3% change in mix) and an increase in guest traffic of 0.9%.  We implemented effective menu price increases of approximately 1.1% and 1.0% during the first quarter of fiscal 2015 and the third quarter of fiscal 2014, respectively.  Total operating weeks at The Cheesecake Factory restaurants increased 5.0% to 2,301 for the thirteen weeks ended March 31, 2015 compared to the prior year period.  The Cheesecake Factory average sales per restaurant operating week increased 3.1% to $205,500 in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014.

Comparable sales at our Grand Lux Cafe restaurants decreased by 1.9% from the prior year first quarter driven by a decrease in guest traffic, partially offset by average check growth.  We implemented effective menu price increases of approximately 1.2% and 1.0% during the second and fourth quarters of fiscal 2014, respectively.

Restaurants become eligible to enter our comparable sales base in their 19th month of operation.  At March 31, 2015, there were 16 The Cheesecake Factory restaurants not yet in our comparable sales base.  International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from our comparable sales calculations.  Factors outside of our control, such as macroeconomic conditions, weather patterns, timing of holidays, competition and other factors, including those referenced in Part I, Item lA, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 30, 2014, can impact comparable sales.

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

External bakery sales were $12.1 million for the first quarter of fiscal year 2015 compared to $12.2 million in the comparable prior year period.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses.  As a percentage of revenues, cost of sales was 24.4% for the first quarter of fiscal 2015 compared to 24.8% for the comparable period of fiscal 2014.  Higher meat and poultry costs were more than offset by lower seafood and grocery costs, as well as favorability across other categories.

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

We negotiate short-term and long-term agreements for our principal commodity, supply and equipment requirements, depending on market conditions and expected demand.  While we have historically been unable to contract directly for extended periods of time for certain of our commodities such as some produce, wild-caught fish and certain dairy items, including fluid milk and manufacturing cream, we are actively evaluating suppliers who may be able to provide longer-term fixed pricing agreements and also new hedging vehicles, such as direct financial instruments, to assist us in managing our risk and variability in these categories.  However, at times we may still choose not to enter into contracts using the vehicles and markets that are available to us due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors.  Where we have not contracted, commodities can be subject to unforeseen supply and cost fluctuations, which at times can be significant.

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

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 33.0% and 33.1% in the first quarter of fiscal 2015 and the first quarter of fiscal 2014, respectively.  This variance was driven primarily by leverage on the higher level of revenues, partially offset by increased group medical costs due to greater large claims activity.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead and distribution expenses.  As a percentage of revenues, other operating costs and expenses were 23.8% and 24.0% for the thirteen weeks ended March 31, 2015 and the thirteen weeks ended April 1, 2014, respectively.  This variance was primarily related to lower utilities costs in the first quarter of fiscal 2015 due to a spike in natural gas prices during the comparable prior year period.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, as well as the restaurant field supervision, corporate support and bakery administrative organizations.  As a percentage of revenues, G&A expenses decreased to 6.4% for the thirteen weeks ended March 31, 2015 versus 6.5% for the comparable period of fiscal 2014 primarily due to costs incurred in the first quarter of the prior year associated with settlement of a legal claim, partially offset by a higher fiscal 2015 accrual for corporate performance bonuses and increased equity compensation costs.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 4.1% and 4.2% for the thirteen weeks ended March 31, 2015 and the comparable period of last year, respectively.

Impairment of Assets and Lease Terminations

In the first quarter of fiscal 2014, we incurred $0.2 million of accelerated depreciation expense related to the relocation of one The Cheesecake Factory restaurant.

Preopening Costs

Preopening costs were $1.5 million for the thirteen weeks ended March 31, 2015 compared to $2.2 million in the comparable period of the prior year.  We had no restaurant openings in the first quarter of fiscal 2015 compared to one in the comparable prior year period.  Preopening costs include all costs to relocate and compensate restaurant management employees during the preopening period, costs to recruit and train hourly restaurant employees, and wages, travel and lodging costs for our opening training team and other support staff members.  Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities.  Preopening costs can fluctuate significantly from period to period based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Interest and Other Expense, Net

Interest and other expense, net increased to $1.9 million for the first quarter of fiscal 2015 compared to $1.4 million for the comparable period last year driven primarily by higher expense on asset disposals and increased interest on outstanding borrowings on our credit facility. Interest expense included $1.0 million in both the first quarter of fiscal 2015 and the first quarter of fiscal 2014 associated with landlord construction allowances deemed to be financings in accordance with accounting guidance.

Income Tax Provision

Our effective income tax rate was 27.4% for the first quarter of fiscal 2015 compared to 28.9% for the comparable prior year period.  This decrease was primarily driven by a higher proportion of FICA tip credit in relation to pre-tax income and increased Work Opportunity Tax Credits due to the retroactive renewal of the program in late December 2014.

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen Weeks Ended March 31, 2015	Thirteen Weeks Ended April 1, 2014

Net income	$28,423	$22,518
After-tax impact from:
Impairment of assets and lease terminations (1)	—	112
Adjusted net income	$28,423	$22,630

Diluted net income per share	$0.56	$0.43
After-tax impact from:
Impairment of assets and lease terminations (1)	—	—
Adjusted diluted net income per share	$0.56	$0.43

(1)   Represents lease termination expenses related to one The Cheesecake Factory restaurant.  The pre-tax amount associated with this item was $0.2 million and was recorded in impairment of assets and lease terminations in the consolidated statements of income.

Fiscal 2015 Outlook

For the second quarter of fiscal 2015, we estimate diluted earnings per share will be between $0.59 and $0.62 based on an assumed comparable restaurant sales increase of between 1.5% and 2.5% at The Cheesecake Factory restaurants.  For fiscal year 2015, we estimate diluted earnings per share will be between $2.18 and $2.27 based on an assumed increase in comparable restaurant sales at The Cheesecake Factory restaurants of between 1.5% and 2.5%.  We currently expect food cost inflation of between flat and 1%, as we anticipate higher prices in some areas such as beef and chicken to be mostly offset by lower dairy and seafood costs.  We estimate group medical costs to be flat to fiscal 2014 as a percentage of revenues and also expect approximately 3% in wage inflation.  We expect operating margins to be positive relative to fiscal 2014, particularly at the higher end of our comparable sales assumption, and anticipate a fiscal 2015 corporate tax rate of between 27% and 28%.

In fiscal 2015, we plan to open as many as 11 new restaurants, including at least one Grand Lux Cafe.  In addition to these Company-owned locations, we expect as many as three restaurants to open in the Middle East and Mexico under licensing agreements, one of which opened in Mexico City in the first quarter of fiscal 2015.  We expect fiscal 2015 cash capital expenditures to range between $120 million and $130 million and anticipate utilizing substantially all of our free cash flow plus proceeds received from employee stock option exercises for dividends and share repurchases.

Liquidity and Capital Resources

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Thirteen Weeks Ended March 31, 2015	Thirteen Weeks Ended April 1, 2014
Cash provided by operating activities	$65.3	$77.1
Capital expenditures	$(24.2)	$(30.1)
Proceeds from exercise of stock options	$5.7	$5.9
Borrowings on credit facility	$25.0	$25.0
Purchase of treasury stock	$(80.4)	$(99.0)
Cash dividends paid	$(8.4)	$(7.2)

During the thirteen weeks ended March 31, 2015, our cash and cash equivalents decreased by $18.5 million to $39.5 million.  This decrease was primarily attributable to treasury stock purchases, capital expenditures and dividend payments, partially offset by cash provided by operating activities, borrowing on our Facility and proceeds from exercises of employee stock options.

For fiscal 2015, we currently estimate our cash outlays for capital expenditures to range between $120 million and $130 million, net of agreed-upon up-front cash landlord construction contributions and excluding $16.2 million of expected non-capitalizable preopening costs for new restaurants.  The amount reflected as additions to property and equipment in the consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each lease.  Our estimate for capital expenditures for fiscal 2015 contemplates a net outlay of $76 million to $83 million for as many as 11 restaurants expected to be opened during fiscal 2015 and estimated construction-in-progress disbursements for anticipated early fiscal 2016 openings.  Expected fiscal 2015 capital expenditures also include $29 million to $30 million to keep our existing restaurants in “like new” condition, as well as for enhancements and capacity additions and $15 million to $17 million for bakery and corporate infrastructure investments, including the completion of a training center at our corporate site.

On October 16, 2013, we entered into a new loan agreement (“Facility”) which amended and restated in its entirety our prior loan agreement dated December 3, 2010.  This Facility, which matures on October 16, 2018, provides us with revolving loan commitments totaling $200 million, of which $50 million may be used for issuances of letters of credit.  Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs.  The Facility contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the lenders electing to increase their commitments or by means of the addition of new lenders.  At March 31, 2015, we had net availability for borrowings of $153.8 million, based on an outstanding debt balance of $25.0 million and $21.2 million in standby letters of credit.  The Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio.  We were in compliance with the financial covenants in effect at March 31, 2015.

In the first quarter of fiscal 2015, we borrowed $25.0 million under this Facility to fund a portion of the ASR program we entered into on February 27, 2015.  We expect to repay this balance during fiscal year 2015.   We also borrowed $25.0 million under this Facility in the first quarter of fiscal 2014, which we repaid in the fourth quarter of fiscal 2014, to fund a portion of the ASR program we entered into in February 2014.  See Notes 3 and 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt and ASR programs, respectively.

On February 9, 2015, our Board of Directors approved a cash dividend of $0.165 per share which was paid on March 10, 2015 to the stockholders of record on February 25, 2015.  Future decisions to pay, increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements and other such factors that the Board considers relevant.

In July 2013, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 48.5 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 43.6 million shares at a total cost of $1,239.1 million through March 31, 2015, including 1.7 million shares of our common stock at a cost of $80.4 million during the first quarter of fiscal 2015.  The shares repurchased in the first quarter of fiscal 2015 include 1.5 million acquired through our ASR program.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.

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

As of March 31, 2015, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties.  Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We purchase food and other commodities for use in our operations, based on market prices established with our suppliers.  Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control.  We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, depending on market conditions and expected demand.  While we have historically been unable to contract directly for extended periods of time for certain of our commodities such as some produce, wild-caught fish and certain dairy items, including fluid milk and manufacturing cream, we are actively evaluating suppliers who may be able to provide longer-term fixed pricing agreements and also new hedging vehicles, such as direct financial instruments, to assist us in managing our risk and variability in these categories.  However, at times we may still choose not to enter into contracts using the vehicles and markets that are available to us due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors.  Where we have not contracted, commodities can be subject to unforeseen supply and cost fluctuations, which at times can be significant.  We may have the ability to increase menu prices, or vary menu items, in response to food commodity price increases.  We do not currently use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

We are exposed to market risk from interest rate changes on our funded debt.  This exposure relates to the component of the interest rate on our $200 million Facility that is indexed to market rates.  Based on $25.0 million of outstanding borrowings at March 31, 2015, a hypothetical 1% rise in interest rates would increase interest expense by $250,000 on an annual basis.  We had no outstanding borrowings at December 30, 2014, and therefore, had no exposure to interest rate fluctuations on funded debt at that date.  See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.

We are also subject to market risk related to our investments in variable life insurance contracts used to support our Executive Savings Plan, a non-qualified deferred compensation plan, to the extent these investments are not equivalent to the related liability.  In addition, because changes in these investments are not taxable, the full impact of gains or losses affects net income.  Based on balances at March 31, 2015 and December 30, 2014, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes.  However, net income would have declined by $1.7 million at March 31, 2015 and $1.6 million at December 30, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 4 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A.  Risk Factors

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2014 (“Annual Report”), and there have been no material changes thereto since the filing of our Annual Report.  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information regarding our purchase of our common stock during the thirteen weeks ended March 31, 2015 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 31, 2014 — February 3, 2015	84	$50.20	6	6,493
February 4 — March 3, 2015	1,069	48.73	1,059	5,424
March 4 — March 31, 2015	505	47.68	505	4,919
Total	1,658		1,570

(1)   The total number of shares purchased includes shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

In July 2013, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 48.5 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 43.6 million shares at a total cost of $1,239.1 million through March 31, 2015, including 1.7 million shares of our common stock at a cost of $80.4 million during the first quarter of fiscal 2015.  The shares repurchased in the first quarter of fiscal 2015 include 1.5 million acquired through our ASR program.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods, including our ASR program.

Our credit facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio.  See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.

Item 6.  Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1	Form of Reorganization Agreement	Amend. No. 1 to Form S-1	33-479336	2.1	8/17/92

3.1	Restated Certificate of Incorporation including Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock	10-K	000-20574	3.1	2/23/11

3.2	Amended and Restated Bylaws as of May 20, 2009	8-K	000-20574	3.8	5/27/09

4.1	Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	8-A	000-20574	1	8/18/98

4.2	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	Amend. No. 1 to Form 8-A	000-20574	2	11/13/03

4.3	Amendment No. 2 to Rights Agreement dated as of August 1, 2008 between The Cheesecake Factory Incorporated and Computershare Trust Company	Amend. No 2 to Form 8-A	000-20574	3	8/1/08

10.1	Confirmation dated as of February 27, 2015 between The Cheesecake Factory Incorporated and Wells Fargo Bank, National Association relating to Fixed $$ Discounted Share Buyback (“DSB”) Collared with Initial Delivery	10-K	000-20584	10.52	3/2/15

10.2	Third Amendment to Employment Agreement dated as of April 2, 2015 between The Cheesecake Factory Incorporated and David Overton. *	8-K	000-20574	99.1	4/2/15

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer	—	—	—	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	—	—	—	Filed herewith

101	XBRL (Extensible Business Reporting Language) The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statement of stockholders’ equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.	—	—	—	Filed herewith

* Management contract or compensatory plan or arrangement required to be filed as an exhibit

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2015	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ W. DOUGLAS BENN
W. Douglas Benn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)