Form 10-Q
period 2015-06-30
CHEESECAKE FACTORY INC
filed 2015-08-06
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 29, 2015, 49,080,980 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

PART I.                                                  FINANCIAL INFORMATION

Item 1.                                                         Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2015	December 30, 2014

ASSETS
Current assets:
Cash and cash equivalents	$61,548	$58,018
Accounts receivable	8,811	15,170
Income tax receivable	5,917	17,383
Other receivables	33,413	62,327
Inventories	36,466	33,255
Prepaid expenses	46,622	38,233
Deferred income taxes	15,076	15,076
Total current assets	207,853	239,462
Property and equipment, net	851,477	828,305
Other assets:
Intangible assets, net	21,504	20,781
Prepaid rent	46,109	46,212
Other	47,847	41,692
Total other assets	115,460	108,685
Total assets	$1,174,790	$1,176,452
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,171	$57,325
Other accrued expenses	246,070	264,686
Total current liabilities	298,241	322,011

Deferred income taxes	97,655	96,509
Deferred rent	73,101	73,857
Deemed landlord financing liability	79,221	77,165
Long-term debt	25,000	—
Other noncurrent liabilities	52,453	50,400
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 92,608,960 and 91,790,499 issued at June 30, 2015 and December 30, 2014, respectively	926	918
Additional paid-in capital	683,976	654,033
Retained earnings	1,107,066	1,060,211
Treasury stock, 43,654,575 and 41,919,312 shares at cost at June 30, 2015 and December 30, 2014, respectively	(1,242,849)	(1,158,652)
Total stockholders’ equity	549,119	556,510
Total liabilities and stockholders’ equity	$1,174,790	$1,176,452

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended June 30, 2015	Thirteen Weeks Ended July 1, 2014	Twenty-Six Weeks Ended June 30, 2015	Twenty-Six Weeks Ended July 1, 2014

Revenues	$529,107	$496,406	$1,047,080	$977,837

Costs and expenses:
Cost of sales	126,623	120,667	253,235	240,029
Labor expenses	168,495	160,777	339,664	320,227
Other operating costs and expenses	123,675	119,577	247,110	235,210
General and administrative expenses	35,345	29,042	68,420	60,284
Depreciation and amortization expenses	21,158	20,534	42,335	40,785
Impairment of assets and lease terminations	—	510	—	696
Preopening costs	4,058	2,608	5,509	4,842
Total costs and expenses	479,354	453,715	956,273	902,073
Income from operations	49,753	42,691	90,807	75,764
Interest and other expense, net	(1,432)	(1,544)	(3,327)	(2,935)
Income before income taxes	48,321	41,147	87,480	72,829
Income tax provision	13,597	11,098	24,333	20,262
Net income	$34,724	$30,049	$63,147	$52,567

Net income per share:
Basic	$0.72	$0.61	$1.29	$1.05
Diluted	$0.69	$0.59	$1.25	$1.01

Weighted average shares outstanding:
Basic	48,451	49,349	48,838	50,044
Diluted	50,262	51,358	50,681	52,098

Cash dividends declared per common share	$0.165	$0.14	$0.33	$0.28

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance, December 30, 2014	91,790	$918	$654,033	$1,060,211	$(1,158,652)	$556,510
Net income	—	—	—	63,147	—	63,147
Cash dividends declared	—	—	—	(16,292)	—	(16,292)
Tax impact of stock options exercised, net of cancellations	—	—	7,838	—	—	7,838
Stock-based compensation	—	—	9,823	—	—	9,823
Common stock issued under stock-based compensation plans	819	8	16,883	—	—	16,891
Treasury stock purchases					(84,197)	(84,197)
Payment for future treasury stock purchases under accelerated stock repurchase agreement	—	—	(4,601)	—	—	(4,601)
Balance, June 30, 2015	92,609	$926	$683,976	$1,107,066	$(1,242,849)	$549,119

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended June 30, 2015	Twenty-Six Weeks Ended July 1, 2014

Cash flows from operating activities:
Net income	$63,147	$52,567
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	42,335	40,785
Deferred income taxes	1,146	(190)
Impairment of assets and lease terminations	—	617
Stock-based compensation	9,677	7,738
Tax impact of stock options exercised, net of cancellations	7,838	5,032
Excess tax benefit related to stock options exercised	(7,826)	(4,923)
Other	1,346	897
Changes in assets and liabilities:
Accounts receivable	6,359	923
Other receivables	28,914	23,956
Inventories	(3,211)	(901)
Prepaid expenses	(8,389)	574
Other assets	(6,010)	(2,945)
Accounts payable	(8,562)	12,076
Income taxes receivable/payable	11,466	1,762
Other accrued expenses	(17,264)	(15,860)
Cash provided by operating activities	120,966	122,108
Cash flows from investing activities:
Additions to property and equipment	(59,473)	(57,810)
Additions to intangible assets	(948)	(646)
Cash used in investing activities	(60,421)	(58,456)
Cash flows from financing activities:
Deemed landlord financing proceeds	—	5,105
Deemed landlord financing payments	(1,497)	(1,246)
Borrowings on credit facility	25,000	25,000
Proceeds from exercise of stock options	16,892	8,620
Excess tax benefit related to stock options exercised	7,826	4,923
Cash dividends paid	(16,438)	(14,137)
Treasury stock purchases	(84,197)	(123,187)
Payment for future treasury stock purchases under accelerated stock repurchase agreement	(4,601)	(4,904)
Cash used in financing activities	(57,015)	(99,826)
Net change in cash and cash equivalents	3,530	(36,174)
Cash and cash equivalents at beginning of period	58,018	61,751
Cash and cash equivalents at end of period	$61,548	$25,577

Supplemental disclosures:
Interest paid	$2,988	$2,605
Income taxes paid	$3,850	$13,703
Construction payable	$13,531	$3,342

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

Recent Accounting Pronouncements

In July 2015, the FASB issued guidance which requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value. Previous guidance required inventory to be measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. We expect the adoption of this guidance to have no impact on our consolidated financial statements.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance regarding a customer’s accounting for fees paid in a cloud computing arrangement.  If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses.  If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  This guidance is effective for fiscal years, beginning after December 15, 2015, with early adoption permitted.  We are evaluating the potential impact of this adoption on our consolidated financial statements.

In April 2015, the FASB issued updated guidance intended to simplify, and provide consistency to, the presentation of debt issuance costs. The new standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  We expect the adoption of this guidance to have no impact on our consolidated financial statements.

In February 2015, the FASB issued updated guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  We expect the adoption of this guidance to have no impact on our consolidated financial statements.

In June 2014, the FASB issued updated guidance intended to eliminate the diversity in practice regarding share-based payment awards that include terms which provide for a performance target that affects vesting being achieved after the requisite service period. The new standard requires that a performance target which affects vesting and could be achieved after the requisite service period be treated as a performance condition that affects vesting and should not be reflected in estimating the grant-date fair value.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  We expect the adoption of this guidance to have no impact on our consolidated financial statements.

In May 2014, the FASB issued accounting guidance that provides a comprehensive new revenue recognition model.  This will supersede most of the existing revenue recognition requirements and will require entities to recognize revenue at an amount that reflects the consideration to which a company expects to be entitled in exchange for transferring goods or services to a customer.  In July 2015, the FASB deferred the effective date of this standard by one year with early adoption permitted no earlier than the original effective date.  The guidance is now effective for us beginning in the first quarter of fiscal 2017 and is not expected to have a material impact on our consolidated financial statements.

2.  Inventories

Inventories consisted of (in thousands):

	June 30, 2015	December 30, 2014

Restaurant food and supplies	$14,584	$14,936
Bakery finished goods and work in progress	15,612	13,236
Bakery raw materials and supplies	6,270	5,083
Total	$36,466	$33,255

3.  Long-Term Debt

On October 16, 2013, we entered into a new loan agreement (“Facility”) which amended and restated in its entirety our prior loan agreement dated December 3, 2010.  This Facility, which matures on October 16, 2018, provides us with revolving loan commitments totaling $200 million, of which $50 million may be used for issuances of letters of credit.  Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs.  The Facility contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the lenders electing to increase their commitments or by means of the addition of new lenders.  Our obligations under the Facility are unsecured.  Certain of our material subsidiaries have guaranteed our obligations under the Facility.  At June 30, 2015, we had net availability for borrowings of $152.3 million, based on an outstanding debt balance of $25.0 million and $22.7 million in standby letters of credit.

In the first quarter of fiscal 2015, we borrowed $25 million under this Facility to fund a portion of the accelerated stock repurchase (“ASR”) program we entered into on February 27, 2015.  We expect to repay this balance during fiscal 2015.  See Note 5 for further discussion of our ASR program.

We are subject to certain financial covenants under the Facility requiring us to maintain (i) a maximum “Net Adjusted Leverage Ratio” of 4.0, calculated as debt plus eight times rent minus unrestricted cash and cash equivalents in excess of $25 million divided by “EBITDAR” (trailing 12-month earnings before interest, taxes, depreciation, amortization, noncash stock option expense, rent and permitted acquisition costs) and (ii) a trailing 12-month minimum EBITDAR to interest and rental expense ratio (“EBITDAR Ratio”) of 1.9.  Our Net Adjusted Leverage and EBITDAR Ratios were 2.6 and 2.9, respectively, at June 30, 2015, and we were in compliance with the financial covenants in effect at that date.  The Facility also limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on the Net Adjusted Leverage Ratio.

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

4. Commitments and Contingencies

On May 28, 2015, a group of current and former restaurant hourly employees filed a class action lawsuit in the U.S. District Court for the Eastern District of New York, alleging that the Company violated the Fair Labor Standards Act and New York Labor Code, by requiring employees to purchase uniforms for work, and for allegedly violating the State of New York’s minimum wage and overtime provisions. (Guglielmo v. The Cheesecake Factory Restaurants, Inc., et al; Case No 2:15-CV-03117).  The Plaintiffs are seeking unspecified amounts of penalties and other monetary payments. We intend to vigorously defend against this action.  Based upon the current status of this matter, we have not reserved for any potential future payments.

On April 11, 2013, a current restaurant hourly employee filed a class action lawsuit in the California Superior Court, Placer County, alleging that the Company violated the California Labor Code and California Business and Professions Code, by requiring employees to purchase uniforms for work (Sikora v. The Cheesecake Factory Restaurants, Inc., et al; Case No SCV0032820).  A similar lawsuit covering a different time period was also filed in Placer County (Reed v. The Cheesecake Factory Restaurants, Inc. et al; Case No. SCV27073).  By stipulation the parties agreed to transfer the Reed and Sikora cases to Los Angeles County.  Both cases (Case Nos. SCV0032820 and SCV27073) were subsequently coordinated together in Los Angeles County by order of the Judicial Council.  On November 15, 2013, the Company filed a motion to enforce judgment and to preclude the prosecution of certain claims under the California Private Attorney General Act and California Business and Professions Code Section 17200.  On March 11, 2015, the Court granted the Company’s motion in Case No. SCV0032820. The parties participated in voluntary mediation on June 25, 2015 and have executed a memorandum of understanding with respect to the terms of settlement, which is subject to court approval and is intended to be a full and final resolution of the actions.  Based on the current status of this matter, we have reserved an immaterial amount in anticipation of settlement.

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

On January 14, 2015, a former restaurant hourly employee filed a class action lawsuit in the San Diego County Superior Court alleging that the Company violated the California Labor Code and California Business and Professions Code, by failing to permit required meal and rest breaks, and to provide accurate wage statements, among other claims. (Garcia v. The Cheesecake Factory Incorporated, et al; Case No 37-2015-00001408).  On February 19, 2015, the Company filed an ex parte application to stay the litigation pending a hearing on the Company’s motion to compel arbitration.  The Court granted the Company’s application, stayed the litigation, and held a hearing on the motion to compel arbitration in July 2015. A decision is pending.  The lawsuit seeks unspecified amounts of fees, penalties and other monetary payments on behalf of the plaintiff and other purported class members.  We intend to vigorously defend this action.  Based on the current status of this matter, we have not reserved for any potential future payments.

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

5. Stockholders’ Equity

On April 21, 2015, our Board of Directors (“Board”) approved a cash dividend of $0.165 per share which was paid on May 19, 2015 to the stockholders of record at the close of business on May 6, 2015.  Future decisions to pay, increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements and such other factors that the Board considers relevant.

In July 2013, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 48.5 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 43.7 million shares at a total cost of $1,242.8 million through June 30, 2015, including 0.1 million shares of our common stock at a cost of $3.8 million during the second quarter of fiscal 2015.  Repurchased common stock is reflected as a reduction of stockholders’ equity.

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

On October 20, 2014, our Board approved the adoption of a prearranged share repurchase plan under Rule 10b5-1 (“10b5-1 Plan”) of the Act, which was effective from January 2, 2015 through June 30, 2015.  This 10b5-1 Plan terminated on June 30, 2015 in accordance with its terms.

On February 27, 2015, we entered into an ASR program with a financial institution to repurchase $75 million of our common stock.  The minimum number of shares to be repurchased, 1.5 million, was delivered during March 2015.  The program concluded on July 27, 2015 with no additional share delivered.

6.  Stock-Based Compensation

On April 2, 2015, our Board approved an amendment to our 2010 Stock Incentive Plan to increase the number of shares of common stock available for grant under the plan to 9.2 million shares from 6.8 million shares.  This amendment was approved by our stockholders at our annual meeting held on May 28, 2015.

The following table presents information related to stock-based compensation (in thousands):

	Thirteen Weeks Ended June 30, 2015	Thirteen Weeks Ended July 1, 2014	Twenty-Six Weeks Ended June 30, 2015	Twenty-Six Weeks Ended July 1, 2014

Labor expenses	$1,556	$1,196	$3,102	$2,536
Other operating costs and expenses	64	42	137	89
General and administrative expenses	3,326	2,661	6,438	5,113
Total stock-based compensation	4,946	3,899	9,677	7,738
Income tax benefit	1,892	1,491	3,701	2,960
Total stock-based compensation, net of taxes	$3,054	$2,408	$5,976	$4,778

Capitalized stock-based compensation (1)	$79	$51	$146	$99

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

Stock Options

We did not issue any stock options during the second quarters of fiscal 2015 or fiscal 2014.  Stock option activity during the twenty six weeks ended June 30, 2015 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 30, 2014	4,023	$26.34	3.7	$97,406
Granted	312	48.01
Exercised	(744)	22.71
Forfeited or cancelled	(23)	19.96
Outstanding at June 30, 2015	3,568	$29.02	3.8	$91,027

Exercisable at June 30, 2015	2,061	$24.40	2.8	$62,094

(1)                              Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pretax amount that would have been received by the option holders, had they all exercised their options on the fiscal period end date.

The total intrinsic value of options exercised during the thirteen weeks and twenty-six weeks ended June 30, 2015 was $13.0 million and $21.6 million, respectively.  The total intrinsic value of options exercised during the thirteen weeks and twenty-six weeks ended July 1, 2014 was $3.8 million and $12.7 million, respectively.  As of June 30, 2015, the total unrecognized stock-based compensation expense related to unvested stock options was $12.7 million, which we expect to recognize over a weighted average period of approximately 2.4 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the twenty-six weeks ended June 30, 2015 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)	(Per share)

Outstanding at December 30, 2014	1,820	$37.12
Granted	307	48.49
Vested	(233)	27.09
Forfeited	(66)	36.35
Outstanding at June 30, 2015	1,828	$40.34

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant.  The weighted average fair value at the grant date for restricted shares and restricted share units issued during the second quarters of fiscal 2015 and fiscal 2014 was $48.80 and $48.19, respectively.  The fair value of shares that vested during the thirteen and twenty-six weeks ended June 30, 2015 was $0.6 million and $6.3 million, respectively.  The fair value of shares that vested during the thirteen and twenty-six weeks ended July 1, 2014 was $0.1 million and $3.8 million, respectively.  As of June 30, 2015, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $41.8 million, which we expect to recognize over a weighted average period of approximately 3.1 years.

7.  Net Income Per Share

At both June 30, 2015 and July 1, 2014, 1.8 million shares of restricted stock issued to employees were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal quarters ended on those dates.  Diluted net income per share includes the dilutive effect of outstanding equity awards, calculated using the treasury stock method.  Assumed proceeds from the in-the-money options include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by FASB Accounting Standards Codification (“ASC”) 718, “Compensation — Stock Option Compensation.”

	Thirteen Weeks Ended June 30, 2015	Thirteen Weeks Ended July 1, 2014	Twenty-Six Weeks Ended June 30, 2015	Twenty-Six Weeks Ended July 1, 2014
	(In thousands, except per share data)
Net income	$34,724	$30,049	$63,147	$52,567

Basic weighted average shares outstanding	48,451	49,349	48,838	50,044
Dilutive effect of equity awards	1,811	2,009	1,843	2,054

Diluted weighted average shares outstanding	50,262	51,358	50,681	52,098

Basic net income per share	$0.72	$0.61	$1.29	$1.05

Diluted net income per share	$0.69	$0.59	$1.25	$1.01

Shares of common stock equivalents of 0.6 million and 1.1 million for the thirteen and twenty-six weeks ended June 30, 2015, respectively, and 0.4 million and 0.8 million for the thirteen and twenty-six weeks ended July 1, 2014, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

Certain of our restricted stock awards are considered participating securities as these awards include non-forfeitable rights to dividends with respect to unvested shares.  As such, they must be included in the computation of earnings per share pursuant to the two-class method.  Under the two-class method, a portion of net income is allocated to participating securities and, therefore, is excluded from the calculation of earnings per share allocated to common shares.  The calculation of basic and diluted earnings per share pursuant to the two-class method results in an immaterial difference from the amounts displayed in the consolidated statements of income.

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

Segment information is presented below (in thousands):

	Thirteen Weeks Ended June 30, 2015	Thirteen Weeks Ended July 1, 2014	Twenty-Six Weeks Ended June 30, 2015	Twenty-Six Weeks Ended July 1, 2014
Revenues:
The Cheesecake Factory restaurants	$483,285	$451,454	$956,102	$888,060
Other	45,822	44,952	90,978	89,777
Total	$529,107	$496,406	$1,047,080	$977,837

Income/(Loss) from operations:
The Cheesecake Factory restaurants (1)	$77,292	$65,046	$143,993	$123,036
Other	5,263	4,589	11,326	9,015
Corporate	(32,802)	(26,944)	(64,512)	(56,287)
Total	$49,753	$42,691	$90,807	$75,764

Depreciation and amortization:
The Cheesecake Factory restaurants	$17,638	$16,897	$35,306	$33,651
Other	2,512	2,609	5,006	5,200
Corporate	1,008	1,028	2,023	1,934
Total	$21,158	$20,534	$42,335	$40,785

Capital expenditures:
The Cheesecake Factory restaurants	$25,398	$25,906	$42,220	$54,022
Other	5,745	418	9,311	1,412
Corporate	4,179	1,385	7,942	2,376
Total	$35,322	$27,709	$59,473	$57,810

	June 30, 2015	December 30, 2014
Total assets:
The Cheesecake Factory restaurants	$864,898	$861,697
Other	158,283	154,033
Corporate	151,609	160,722
Total	$1,174,790	$1,176,452

(1)       Includes $0.2 million and $0.5 million in the first and second quarters of fiscal 2014, respectively, of lease termination expenses related to the relocation of one The Cheesecake Factory restaurant.

9.  Subsequent Events

On July 20, 2015, our Board approved a cash dividend of $0.20 per share to be paid on August 18, 2015 to the stockholders of record at the close of business on August 5, 2015, which equates to a 21% increase in our quarterly dividend.

On August 5, 2015, our Board approved the adoption of a 10b5-1 Plan, which will be effective from September 10, 2015 through December 31, 2015.

Our ASR program concluded on July 27, 2015 with no additional shares delivered. See Stockholders’ Equity for further discussion of this program.

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

As of August 6, 2015, we operated 192 Company-owned restaurants: 179 under The Cheesecake Factory® mark; 12 under the Grand Lux Cafe ® mark; and one under the RockSugar Pan Asian Kitchen ® mark.  Internationally, nine The Cheesecake Factory branded restaurants operated under licensing agreements.  We also operated two bakery production facilities.

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

Our goals are to achieve our return on investment objective, to meaningfully increase our dividend over time and, longer-term, to deliver average annual ‘mid-teens’ earnings per share (“EPS”) growth.  The following are the key performance levers that we believe will contribute to achieving these goals:

•               Growing Comparable Restaurant Sales and Overall Revenue.  Our overall revenue growth is primarily driven by revenue from new restaurant openings, increases in comparable restaurant sales, and royalties and bakery sales from additional licensed international locations.  In order to achieve our ‘mid-teens’ EPS growth goal, we are evaluating additional means to increase our revenue growth, including development or acquisition of new restaurant concepts and expansion of our brand to other retail opportunities.  Changes in comparable restaurant sales come from variations in customer traffic, as well as in check average.  Our strategy is to grow customer traffic by (1) continuing to offer innovative, high quality menu items that offer customers a wide range of options in terms of flavor, price and value and (2) focusing on service and hospitality with the goal of delivering an exceptional customer experience.  In fiscal 2015, we also have a number of initiatives to support increasing throughput in our restaurants, redesigning our server training, building on the success of our gift card program and piloting a technology for mobile payment in our restaurants.  Check average is impacted by menu price increases and/or changes in menu mix.  Our philosophy with regards to menu pricing is to use price increases to help offset key operating cost increases in a manner that balances protecting both our margins and customer traffic levels.

•               Increasing Our Operating Margins (Income from Operations Expressed as a Percentage of Revenues).  Operating margins are subject to fluctuations in commodity costs, labor, restaurant-level occupancy expenses, general and administrative expenses (“G&A”) and preopening expenses.  Our objective is to gradually increase our operating margins and return to peak levels by capturing fixed cost leverage primarily from growth in international royalties, as well as increases in comparable restaurant sales.  Maximizing our purchasing power as our business grows and operating our restaurants as productively as possible should help to offset cost inflation, thereby supporting our margin expansion goal.

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

	Thirteen Weeks Ended June 30, 2015	Thirteen Weeks Ended July 1, 2014	Twenty-Six Weeks Ended June 30, 2015	Twenty-Six Weeks Ended July 1, 2014

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	23.9	24.3	24.2	24.5
Labor expenses	31.8	32.4	32.5	32.7
Other operating costs and expenses	23.4	24.1	23.6	24.1
General and administrative expenses	6.7	5.9	6.5	6.2
Depreciation and amortization expenses	4.0	4.1	4.0	4.2
Impairment of assets and lease terminations	—	0.1	—	0.1
Preopening costs	0.8	0.5	0.5	0.5
Total costs and expenses	90.6	91.4	91.3	92.3
Income from operations	9.4	8.6	8.7	7.7
Interest and other expense, net	(0.3)	(0.3)	(0.3)	(0.3)
Income before income taxes	9.1	8.3	8.4	7.4
Income tax provision	2.5	2.2	2.4	2.0
Net income	6.6%	6.1%	6.0%	5.4%

Thirteen Weeks Ended June 30, 2015 Compared to Thirteen Weeks Ended July 1, 2014

Revenues

Revenues increased 6.6% to $529.1 million for the thirteen weeks ended June 30, 2015 compared to $496.4 million for the thirteen weeks ended July 1, 2014.

Comparable sales at The Cheesecake Factory restaurants increased by 2.8%, or $12.5 million, from the second quarter of fiscal 2014, driven by average check growth of 3.0% (based on an increase of 2.0% in pricing and 1.0% change in mix) and partially offset by a decrease in guest traffic of 0.2%.  We implemented effective menu price increases of approximately 1.1% and 1.0% during the first quarter of fiscal 2015 and the third quarter of fiscal 2014, respectively.  Total operating weeks at The Cheesecake Factory restaurants increased 5.0% to 2,310 for the thirteen weeks ended June 30, 2015 compared to the prior year period.  The Cheesecake Factory average sales per restaurant operating week increased 1.9% to $209,200 in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014.

Comparable sales at our Grand Lux Cafe restaurants decreased by 2.6% from the prior year second quarter driven by a decrease in guest traffic, partially offset by average check growth.  We implemented effective menu price increases of approximately 1.5% and 1.0% during the second quarter of fiscal 2015 and the fourth quarter of fiscal 2014, respectively.

Restaurants become eligible to enter our comparable sales base in their 19th month of operation.  At June 30, 2015, there were 12 The Cheesecake Factory restaurants not yet in our comparable sales base.  International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from our comparable sales calculations.  Factors outside of our control, such as macroeconomic conditions, weather patterns, timing of holidays, competition and other factors, including those referenced in Part I, Item lA, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 30, 2014, can impact comparable sales.

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

External bakery sales were $12.7 million for the second quarter of fiscal year 2015 compared to $11.1 million in the comparable prior year period.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses.  As a percentage of revenues, cost of sales was 23.9% for the second quarter of fiscal 2015 compared to 24.3% for the comparable period of fiscal 2014.  Higher meat and poultry costs were more than offset by lower seafood, produce and dairy costs.

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

We negotiate short-term and long-term agreements for our principal commodity, supply and equipment requirements, depending on market conditions and expected demand.  While we have historically been unable to contract directly for extended periods of time for certain of our commodities such as some produce, wild-caught fish and certain dairy items, including fluid milk and manufacturing cream, we are actively evaluating suppliers who may be able to provide longer-term fixed pricing agreements and, as a result, recently entered into an extended pricing contract for manufacturing cream.  We are also evaluating hedging vehicles, such as direct financial instruments, to assist us in managing our risk and variability in these categories.  However, at times we may still choose not to enter into contracts using the vehicles and markets that are available to us due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors.  Where we have not contracted, commodities can be subject to unforeseen supply and cost fluctuations, which at times can be significant.

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

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 31.8% and 32.4% in the second quarter of fiscal 2015 and the second quarter of fiscal 2014, respectively.  This variance was driven primarily by decreased group medical costs due to lower large claims activity and enrollment, partially offset by higher hourly labor rates.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead and distribution expenses.  As a percentage of revenues, other operating costs and expenses were 23.4% and 24.1% for the thirteen weeks ended June 30, 2015 and July 1, 2014, respectively.  This variance was primarily related to a reduction in our workers’ compensation loss rates, lower natural gas prices and leverage on rent expense.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, as well as the restaurant field supervision, corporate support and bakery administrative organizations.  As a percentage of revenues, G&A expenses increased to 6.7% for the thirteen weeks ended June 30, 2015 versus 5.9% for the comparable period of fiscal 2014 primarily due to costs incurred in the second quarter of the current year associated with the pending settlement of a legal claim, as well as a higher fiscal 2015 accrual for corporate performance bonuses, increased equity compensation costs and, to a lesser extent, some unfavorability across other categories.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 4.0% and 4.1% for the thirteen weeks ended June 30, 2015 and the comparable period of last year, respectively.

Impairment of Assets and Lease Terminations

In the second quarter of fiscal 2014, we incurred $0.5 million of accelerated depreciation, future rent and other closing costs related to the relocation of one The Cheesecake Factory restaurant.

Preopening Costs

Preopening costs were $4.1 million for the thirteen weeks ended June 30, 2015 compared to $2.6 million in the comparable period of the prior year.  We opened two The Cheesecake Factory restaurants and one Grand Lux Cafe in the second quarter of fiscal 2015 compared to two The Cheesecake Factory restaurants in the comparable prior year period.  Preopening costs include all costs to relocate and compensate restaurant management employees during the preopening period, costs to recruit and train hourly restaurant employees, and wages, travel and lodging costs for our opening training team and other support staff members.  Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities.  Preopening costs can fluctuate significantly from period to period based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Interest and Other Expense, Net

Interest and other expense, net was $1.4 million for the second quarter of fiscal 2015 compared to $1.5 million for the comparable period last year.  Interest expense included $0.8 million and $0.9 million in the second quarters of fiscal 2015 and fiscal 2014, respectively, associated with landlord construction allowances deemed to be financings in accordance with accounting guidance.

Income Tax Provision

Our effective income tax rate was 28.1% for the second quarter of fiscal 2015 compared to 27.0% for the comparable prior year period.  The prior year second quarter included the favorable resolution of a state tax uncertainty involving several previous tax years.

Twenty-Six Weeks Ended June 30, 2015 Compared to Twenty-six Weeks Ended July 1, 2014

Revenues

Revenues increased 7.1% to $1,047.1 million for the twenty-six weeks ended June 30, 2015 compared to $977.8 million for the twenty-six weeks ended July 1, 2014.

Comparable sales at The Cheesecake Factory restaurants increased by 3.5%, or $29.7 million, from the first half of fiscal 2014, driven by average check growth of 3.2% (based on an increase of 2.0% in pricing and 1.2% change in mix) and an increase in guest traffic of 0.3%.  Total operating weeks at The Cheesecake Factory restaurants increased 5.0% to 4,611 for the twenty-six weeks ended June 30, 2015 compared to the prior year period.  The Cheesecake Factory average sales per restaurant operating week increased 2.5% to $207,400 in the first half of fiscal 2015 compared to the comparable period of fiscal 2014.

Comparable sales at our Grand Lux Cafe restaurants decreased by 2.3% from the first half of fiscal 2014 driven by a decrease in guest traffic, partially offset by average check growth.  We implemented effective menu price increases of approximately 1.5% and 1.0% during the second quarter of fiscal 2015 and the fourth quarter of fiscal 2014, respectively.

External bakery sales were $24.9 million for the twenty-six weeks ended June 30, 2015 compared to $23.2 million in the comparable prior year period.

Cost of Sales

As a percentage of revenues, cost of sales was 24.2% for the first half of fiscal 2015 compared to 24.5% for the comparable period of fiscal 2014.  Higher meat and poultry costs were more than offset by lower seafood and produce costs, as well as favorability across other categories.

Labor Expenses

As a percentage of revenues, labor expenses were 32.5% and 32.7% for the twenty-six weeks ended June 30, 2015 and July 1, 2014, respectively.  This variance was driven primarily by decreased group medical costs due to lower large claims activity and leverage on the higher level of revenues, partially offset by higher hourly labor rates.

Other Operating Costs and Expenses

As a percentage of revenues, other operating costs and expenses were 23.6% and 24.1% for the twenty-six weeks ended June 30, 2015 and the comparable period of fiscal 2014, respectively.  This variance was primarily related to lower natural gas prices, a reduction in our workers’ compensation loss rates and leverage on rent expense.

General and Administrative Expenses

As a percentage of revenues, G&A expenses increased to 6.5% for the twenty-six weeks ended June 30, 2015 versus 6.2% for the comparable period of fiscal 2014 primarily due to a higher fiscal 2015 accrual for corporate performance bonuses and increased equity compensation costs.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 4.0% and 4.2% for the twenty-six weeks ended June 30, 2015 and the comparable period of last year, respectively.

Impairment of Assets and Lease Terminations

In the first half of fiscal 2014, we incurred $0.7 million of accelerated depreciation, future rent and other closing costs related to the relocation of one The Cheesecake Factory restaurant.

Preopening Costs

Preopening costs were $5.5 million for the twenty-six weeks ended June 30, 2015 compared to $4.8 million in the comparable period of the prior year.  We opened two The Cheesecake Factory restaurants and one Grand Lux Cafe in the first half of fiscal 2015 compared to three The Cheesecake Factory restaurants in the comparable prior year period.

Interest and Other Expense, Net

Interest and other expense, net increased to $3.3 million for the twenty-six weeks ended June 30, 2015 compared to $2.9 million for the comparable period last year driven primarily by higher expense on asset disposals.  Interest expense included $1.9 million in both the twenty-six weeks ended June 30, 2015 and July 1, 2014 associated with landlord construction allowances deemed to be financings in accordance with accounting guidance.

Income Tax Provision

Our effective income tax rate was 27.8% for both the first half of fiscal 2015 and the comparable prior year period.

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen Weeks Ended June 30, 2015	Thirteen Weeks Ended July 1, 2014	Twenty-Six Weeks Ended June 30, 2015	Twenty-Six Weeks Ended July 1, 2014

Net income	$34,724	$30,049	$63,147	$52,567
After-tax impact from:
Impairment of assets and lease terminations (1)	—	306	—	418
Adjusted net income	$34,724	$30,355	$63,147	$52,985

Diluted net income per share	$0.69	$0.59	$1.25	$1.01
After-tax impact from:
Impairment of assets and lease terminations (1)	—	0.01	—	0.01
Adjusted diluted net income per share (2)	$0.69	$0.59	$1.25	$1.02

(1)    Represents lease termination expenses related to the relocation of one The Cheesecake Factory restaurant.  The associated pre-tax amounts were $0.5 million and $0.7 million for the thirteen and twenty-six weeks ended July 1, 2014, respectively, and were recorded in impairment of assets and lease terminations in the consolidated statements of income.

(2)    Adjusted diluted net income per share may not add due to rounding.

Fiscal 2015 Outlook

For the third quarter of fiscal 2015, we estimate diluted earnings per share will be between $0.53 and $0.56 based on an assumed comparable sales increase of between 1.5% and 2.5% at The Cheesecake Factory restaurants.  For fiscal year 2015, we estimate diluted earnings per share will be between $2.29 and $2.35 based on an assumed comparable sales range with a midpoint of approximately 2.5% at The Cheesecake Factory restaurants.  We currently expect food cost inflation of between flat and 1%, as we anticipate higher prices in some areas such as meat, poultry and eggs to be mostly offset by lower seafood, dairy and produce costs.  We estimate group medical costs to be lower as compared to fiscal 2014 as a percentage of revenues and also expect approximately 3% to 4% in wage inflation.  We are taking an additional 0.5% of price in the upcoming summer 2015 menu change due in part to continued wage pressure.  We expect operating margins to be positive relative to fiscal 2014 and anticipate a fiscal 2015 corporate tax rate of between 27% and 28%.

In fiscal 2015, we plan to open as many as 11 new restaurants, including one Grand Lux Cafe that opened in the second quarter.  In addition to these Company-owned locations, we expect as many as three restaurants to open in the Middle East and Mexico under licensing agreements, one of which opened in Mexico City in the first quarter.  We expect fiscal 2015 cash capital expenditures to range between $120 million and $130 million and anticipate utilizing substantially all of our free cash flow plus proceeds received from employee stock option exercises for dividends and share repurchases.

Liquidity and Capital Resources

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Twenty-six Weeks Ended June 30, 2015	Twenty-Six Weeks Ended July 1, 2014
Cash provided by operating activities	$121.0	$122.1
Capital expenditures	$(59.5)	$(57.8)
Proceeds from exercise of stock options	$16.9	$8.6
Borrowings on credit facility	$25.0	$25.0
Purchase of treasury stock	$(84.2)	$(123.2)
Cash dividends paid	$(16.4)	$(14.1)

During the twenty-six weeks ended June 30, 2015, our cash and cash equivalents increased by $3.5 million to $61.5 million.  This increase was primarily attributable to cash provided by operating activities, borrowing on our Facility and proceeds from exercises of employee stock options, partially offset by treasury stock purchases, capital expenditures and dividend payments.

For fiscal 2015, we currently estimate our cash outlays for capital expenditures to range between $120 million and $130 million, net of agreed-upon up-front cash landlord construction contributions and excluding approximately $16 million of expected non-capitalizable preopening costs for new restaurants.  The amount reflected as additions to property and equipment in the consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each lease.  Our estimate for capital expenditures for fiscal 2015 contemplates a net outlay of $77 million to $84 million for as many as 11 restaurants expected to be opened during fiscal 2015 and estimated construction-in-progress disbursements for anticipated early fiscal 2016 openings.  Expected fiscal 2015 capital expenditures also include $26 million to $28 million to keep our existing restaurants in “like new” condition, as well as for enhancements and capacity additions and $17 million to $18 million for bakery and corporate infrastructure investments, including the completion of a training center at our corporate site.

On October 16, 2013, we entered into a new loan agreement (“Facility”) which amended and restated in its entirety our prior loan agreement dated December 3, 2010.  This Facility, which matures on October 16, 2018, provides us with revolving loan commitments totaling $200 million, of which $50 million may be used for issuances of letters of credit.  Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs.  The Facility contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the lenders electing to increase their commitments or by means of the addition of new lenders.  At June 30, 2015, we had net availability for borrowings of $152.3 million, based on an outstanding debt balance of $25.0 million and $22.7 million in standby letters of credit.  The Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio.  We were in compliance with the financial covenants in effect at June 30, 2015.

In the first quarter of fiscal 2015, we borrowed $25.0 million under this Facility to fund a portion of the ASR program we entered into on February 27, 2015.  We expect to repay this balance during fiscal year 2015.  See Notes 3, 5 and 9 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt and ASR program.

On April 21, 2015, our Board approved a cash dividend of $0.165 per share which was paid on May 19, 2015 to the stockholders of record at the close of business on May 6, 2015.  Future decisions to pay, increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements and such other factors that the Board considers relevant.

In July 2013, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 48.5 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 43.7 million shares at a total cost of $1,242.8 million through June 30, 2015, including 0.1 million shares of our common stock at a cost of $3.8 million during the second quarter of fiscal 2015.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.

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

As of June 30, 2015, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties.  Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We purchase food and other commodities for use in our operations, based on market prices established with our suppliers.  Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control.  We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, depending on market conditions and expected demand.  While we have historically been unable to contract directly for extended periods of time for certain of our commodities such as some produce, wild-caught fish and certain dairy items, including fluid milk and manufacturing cream, we are actively evaluating suppliers who may be able to provide longer-term fixed pricing agreements and, as a result, recently entered into an extended pricing contract for manufacturing cream.  We are also evaluating hedging vehicles, such as direct financial instruments, to assist us in managing our risk and variability in these categories.  However, at times we may still choose not to enter into contracts using the vehicles and markets that are available to us due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors.  Where we have not contracted, commodities can be subject to unforeseen supply and cost fluctuations, which at times can be significant.  We may have the ability to increase menu prices, or vary menu items, in response to food commodity price increases.  We do not currently use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.  However, our suppliers may use a variety of hedging instruments to help support their ability to offer longer-term contracts to us.

We are exposed to market risk from interest rate changes on our funded debt.  This exposure relates to the component of the interest rate on our $200 million Facility that is indexed to market rates.  Based on $25.0 million of outstanding borrowings at June 30, 2015, a hypothetical 1% rise in interest rates would increase interest expense by $250,000 on an annual basis.  We had no outstanding borrowings at December 30, 2014, and therefore, had no exposure to interest rate fluctuations on funded debt at that date.  See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.

We are also subject to market risk related to our investments in variable life insurance contracts used to support our Executive Savings Plan, a non-qualified deferred compensation plan, to the extent these investments are not equivalent to the related liability.  In addition, because changes in these investments are not taxable, the full impact of gains or losses affects net income.  Based on balances at June 30, 2015 and December 30, 2014, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes.  However, net income would have declined by $1.7 million at June 30, 2015 and $1.6 million at December 30, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information regarding our purchase of our common stock during the thirteen weeks ended June 30, 2015 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 — May 5, 2015	65	$48.93	62	4,854
May 6 — June 2, 2015	9	50.02	8	4,845
June 3 — June 30, 2015	3	52.91	—	4,842
Total	77		70

(1)    The total number of shares purchased includes shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

In July 2013, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 48.5 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 43.7 million shares at a total cost of $1,242.8 million through June 30, 2015, including 0.1 million shares of our common stock at a cost of $3.8 million during the second quarter of fiscal 2015.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.

Our credit facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio.  See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.

Item 6.  Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1	Form of Reorganization Agreement	Amend. No. 1 to Form S-1	33-479336	2.1	8/17/92

3.1	Restated Certificate of Incorporation including Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock	10-K	000-20574	3.1	2/23/11

3.2	Amended and Restated Bylaws as of May 20, 2009	8-K	000-20574	3.8	5/27/09

4.1	Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	8-A	000-20574	1	8/18/98

4.2	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	Amend. No. 1 to Form 8-A	000-20574	2	11/13/03

4.3	Amendment No. 2 to Rights Agreement dated as of August 1, 2008 between The Cheesecake Factory Incorporated and Computershare Trust Company	Amend. No 2 to Form 8-A	000-20574	3	8/1/08

10.1	Third Amendment to Employment Agreement dated as of April 2, 2015 between The Cheesecake Factory Incorporated and David Overton*	8-K	000-20574	99.1	4/2/15

10.2	The Cheesecake Factory 2010 Stock Incentive Plan as amended effective as of April 2, 2015*	DEF14A	000-20574	Appendix A	4/17/15

10.3	2015 Amended and Restated Annual Performance Incentive Plan*	DEF14A	000-20574	Appendix B	4/17/15

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer	—	—	—	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	—	—	—	Filed herewith

101	XBRL (Extensible Business Reporting Language) The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statement of stockholders’ equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements	—	—	—	Filed herewith

* Management contract or compensatory plan or arrangement required to be filed as an exhibit

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2015	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ W. DOUGLAS BENN
W. Douglas Benn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)