Form 10-Q
period 2015-09-29
CHEESECAKE FACTORY INC
filed 2015-11-05
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2015

or

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

As of October 28, 2015, 49,188,397 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

PART I.                                                                          FINANCIAL INFORMATION

Item 1.                                                                                 Financial Statements

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 29, 2015	December 30, 2014

ASSETS
Current assets:
Cash and cash equivalents	$29,607	$58,018
Accounts receivable	10,866	15,170
Income tax receivable	16,031	17,383
Other receivables	35,004	62,327
Inventories	36,742	33,255
Prepaid expenses	44,080	38,233
Deferred income taxes	15,076	15,076
Total current assets	187,406	239,462
Property and equipment, net	874,340	828,305
Other assets:
Intangible assets, net	21,607	20,781
Prepaid rent	46,844	46,212
Other	45,659	41,692
Total other assets	114,110	108,685
Total assets	$1,175,856	$1,176,452
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,208	$57,325
Other accrued expenses	246,428	264,686
Total current liabilities	290,636	322,011

Deferred income taxes	97,184	96,509
Deferred rent	72,858	73,857
Deemed landlord financing liability	85,259	77,165
Long-term debt	—	—
Other noncurrent liabilities	50,380	50,400
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 93,007,029 and 91,790,499 issued at September 29, 2015 and December 30, 2014, respectively	930	918
Additional paid-in capital	701,274	654,033
Retained earnings	1,123,411	1,060,211
Treasury stock, 43,714,097 and 41,919,312 shares at cost at September 29, 2015 and December 30, 2014, respectively	(1,246,076)	(1,158,652)
Total stockholders’ equity	579,539	556,510
Total liabilities and stockholders’ equity	$1,175,856	$1,176,452

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended September 29, 2015	Thirteen Weeks Ended September 30, 2014	Thirty-Nine Weeks Ended September 29, 2015	Thirty-Nine Weeks Ended September 30, 2014

Revenues	$526,688	$499,114	$1,573,768	$1,476,951

Costs and expenses:
Cost of sales	125,605	124,028	378,840	364,057
Labor expenses	172,101	163,279	511,765	483,506
Other operating costs and expenses	128,427	123,095	375,537	358,305
General and administrative expenses	33,277	29,641	101,697	89,925
Depreciation and amortization expenses	21,317	20,930	63,652	61,715
Impairment of assets and lease terminations	6,011	—	6,011	696
Preopening costs	4,306	3,966	9,815	8,808
Total costs and expenses	491,044	464,939	1,447,317	1,367,012
Income from operations	35,644	34,175	126,451	109,939
Interest and other expense, net	(722)	(1,381)	(4,049)	(4,316)
Income before income taxes	34,922	32,794	122,402	105,623
Income tax provision	8,746	8,571	33,079	28,833
Net income	$26,176	$24,223	$89,323	$76,790

Net income per share:
Basic	$0.54	$0.49	$1.83	$1.55
Diluted	$0.52	$0.48	$1.76	$1.48

Weighted average shares outstanding:
Basic	48,848	48,981	48,841	49,690
Diluted	50,637	50,963	50,660	51,722

Cash dividends declared per common share	$0.20	$0.165	$0.53	$0.445

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance, December 30, 2014	91,790	$918	$654,033	$1,060,211	$(1,158,652)	$556,510
Net income	—	—	—	89,323	—	89,323
Cash dividends declared	—	—	—	(26,123)	—	(26,123)
Tax impact of stock options exercised, net of cancellations	—	—	11,647	—	—	11,647
Stock-based compensation	—	—	14,759	—	—	14,759
Common stock issued under stock-based compensation plans	1,217	12	25,436	—	—	25,448
Treasury stock purchases	—	—	(4,601)	—	(87,424)	(92,025)
Balance, September 29, 2015	93,007	$930	$701,274	$1,123,411	$(1,246,076)	$579,539

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended September 29, 2015	Thirty-Nine Weeks Ended September 30, 2014

Cash flows from operating activities:
Net income	$89,323	$76,790
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	63,652	61,715
Deferred income taxes	675	(1,175)
Impairment of assets and lease terminations	6,011	437
Stock-based compensation	14,549	11,793
Tax impact of stock options exercised, net of cancellations	11,647	6,377
Excess tax benefit related to stock options exercised	(11,660)	(6,212)
Other	2,072	1,336
Changes in assets and liabilities:
Accounts receivable	4,304	(906)
Other receivables	27,323	19,906
Inventories	(3,487)	(1,688)
Prepaid expenses	(5,847)	2,252
Other assets	(4,537)	(2,508)
Accounts payable	(14,858)	15,229
Income taxes receivable/payable	1,352	(7,010)
Other accrued expenses	(19,433)	(15,358)
Cash provided by operating activities	161,086	160,978
Cash flows from investing activities:
Additions to property and equipment	(108,593)	(87,873)
Additions to intangible assets	(1,276)	(1,469)
Cash used in investing activities	(109,869)	(89,342)
Cash flows from financing activities:
Deemed landlord financing proceeds	3,774	9,257
Deemed landlord financing payments	(2,278)	(1,934)
Borrowings on credit facility	25,000	25,000
Repayments on credit facility	(25,000)	—
Proceeds from exercise of stock options	25,448	12,772
Excess tax benefit related to stock options exercised	11,660	6,212
Cash dividends paid	(26,207)	(22,226)
Treasury stock purchases	(92,025)	(140,327)
Cash used in financing activities	(79,628)	(111,246)
Net change in cash and cash equivalents	(28,411)	(39,610)
Cash and cash equivalents at beginning of period	58,018	61,751
Cash and cash equivalents at end of period	$29,607	$22,141

Supplemental disclosures:
Interest paid	$4,418	$3,952
Income taxes paid	$19,215	$30,434
Construction payable	$11,865	$7,192

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

In the third quarter of fiscal 2015, we recorded a $6.0 million impairment charge against the carrying value of our RockSugar Pan Asian Kitchen restaurant.  In the first and second quarters of fiscal 2014, we incurred $0.7 million of accelerated depreciation, future rent and other closing costs related to the relocation of one The Cheesecake Factory restaurant.  These amounts were recorded in impairment of assets and lease terminations.

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued guidance which requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value. Previous guidance required inventory to be measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. We expect the adoption of this guidance to have no impact on our consolidated financial statements.

In April 2015, the FASB issued guidance regarding a customer’s accounting for fees paid in a cloud computing arrangement.  If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses.  If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  This guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted.  We are evaluating the potential impact of this adoption on our consolidated financial statements.

In April 2015, the FASB issued updated guidance intended to simplify, and provide consistency to, the presentation of debt issuance costs. The new standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. In August 2015, the FASB provided additional guidance for presentation of debt issuance costs related to line-of-credit arrangements. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  We expect the adoption of this guidance to have no impact on our consolidated financial statements.

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

In May 2014, the FASB issued accounting guidance that provides a comprehensive new revenue recognition model.  This will supersede most of the existing revenue recognition requirements and will require entities to recognize revenue at an amount that reflects the consideration to which a company expects to be entitled in exchange for transferring goods or services to a customer.  In August 2015, the FASB deferred the effective date of this standard by one year with early adoption permitted no earlier than the original effective date.  The guidance is now effective for us beginning in the first quarter of fiscal 2018 and is not expected to have a material impact on our consolidated financial statements.

2.  Inventories

Inventories consisted of (in thousands):

	September 29, 2015	December 30, 2014

Restaurant food and supplies	$15,578	$14,936
Bakery finished goods and work in progress	15,163	13,236
Bakery raw materials and supplies	6,001	5,083
Total	$36,742	$33,255

3.  Long-Term Debt

On October 16, 2013, we entered into a loan agreement (“Facility”) which amended and restated in its entirety our prior loan agreement dated December 3, 2010.  This Facility, which matures on October 16, 2018, provides us with revolving loan commitments totaling $200 million, of which $50 million may be used for issuances of letters of credit.  Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs.  The Facility contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the lenders electing to increase their commitments or by means of the addition of new lenders.  Our obligations under the Facility are unsecured.  Certain of our material subsidiaries have guaranteed our obligations under the Facility.  At September 29, 2015, we had net availability for borrowings of $177.7 million, based on a zero outstanding debt balance and $22.3 million in standby letters of credit.

In the first quarter of fiscal 2015, we borrowed $25.0 million under this Facility to fund a portion of the accelerated stock repurchase (“ASR”) program we entered into on February 27, 2015.  We repaid this debt balance during the third quarter of fiscal 2015.  See Note 5 for further discussion of our ASR program.

We are subject to certain financial covenants under the Facility requiring us to maintain (i) a maximum “Net Adjusted Leverage Ratio” of 4.0, calculated as debt plus eight times rent minus unrestricted cash and cash equivalents in excess of $25 million divided by “EBITDAR” (trailing 12-month earnings before interest, taxes, depreciation, amortization, noncash stock option expense, rent and permitted acquisition costs) and (ii) a trailing 12-month minimum EBITDAR to interest and rental expense ratio (“EBITDAR Ratio”) of 1.9.  Our Net Adjusted Leverage and EBITDAR Ratios were 2.6 and 3.0, respectively, at September 29, 2015, and we were in compliance with the financial covenants in effect at that date.  The Facility also limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on the Net Adjusted Leverage Ratio.

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

4. Commitments and Contingencies

On May 28, 2015, a group of current and former restaurant hourly employees filed a class action lawsuit in the U.S. District Court for the Eastern District of New York, alleging that the Company violated the Fair Labor Standards Act and New York Labor Code, by requiring employees to purchase uniforms for work and violated the State of New York’s minimum wage and overtime provisions. (Guglielmo v. The Cheesecake Factory Restaurants, Inc., et al; Case No 2:15-CV-03117).  On September 8, 2015, the Company filed its response to the Complaint, requesting the Court to compel arbitration against opt-in Plaintiffs with valid arbitration agreements. The Plaintiffs are seeking unspecified amounts of penalties and other monetary payments. We intend to vigorously defend this action.  Based upon the current status of this matter, we have not reserved for any potential future payments.

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

On November 26, 2014, a former restaurant hourly employee filed a class action lawsuit in the San Diego County Superior Court, alleging that the Company violated the California Labor Code and California Business and Professions Code, by failing to pay overtime, to permit required rest breaks and to provide accurate wage statements, among other claims. (Masters v. The Cheesecake Factory Restaurants, Inc., et al; Case No 37-2014-00040278).  By stipulation, the parties agreed to transfer Case No. 37-2014-00040278 to the Orange County Superior Court.  On March 2, 2015, Case No. 37-2014-00040278 was officially transferred and assigned a new Case No. 30-2015-00775529 in the Orange County Superior Court.  The lawsuit seeks unspecified amounts of fees, penalties and other monetary payments on behalf of the Plaintiff and other purported class members. We intend to vigorously defend this action.  Based on the current status of this matter, we have not reserved for any potential future payments.

On January 14, 2015, a former restaurant hourly employee filed a class action lawsuit in the San Diego County Superior Court, alleging that the Company violated the California Labor Code and California Business and Professions Code, by failing to permit required meal and rest breaks, and to provide accurate wage statements, among other claims. (Garcia v. The Cheesecake Factory Incorporated, et al; Case No 37-2015-00001408).  On February 19, 2015, the Company filed an ex parte application to stay the litigation pending a hearing on the Company’s motion to compel arbitration.  The Court granted the Company’s application, stayed the litigation, and held a hearing on the motion to compel arbitration in July 2015.  On August 12, 2015, the Court granted the Company’s motion to compel individual arbitration.  On October 9, 2015, the Plaintiff filed a Petition for a Writ of Mandamus with the California Court of Appeal seeking a review and stay of the Court’s decision to compel arbitration on an individual basis.  On October 15, 2015 the Court of Appeal denied the Plaintiff’s Petition.  We intend to vigorously defend this action.  Based on the current status of this matter, we have not reserved for any potential future payments.

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

5. Stockholders’ Equity

On July 20, 2015, our Board of Directors (“Board”) approved a cash dividend of $0.20 per share which was paid on August 18, 2015 to the stockholders of record at the close of business on August 5, 2015.  Future decisions to pay, increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements and such other factors that the Board considers relevant.

In July 2013, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 48.5 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 43.7 million shares at a total cost of $1,246.1 million through September 29, 2015, including 0.1 million shares of our common stock at a cost of $3.2 million during the third quarter of fiscal 2015.  Repurchased common stock is reflected as a reduction of stockholders’ equity.

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

On October 20, 2014, our Board approved the adoption of a prearranged share repurchase plan under Rule 10b5-1 (“10b5-1 Plan”) of the Act, which was effective from January 2, 2015 through June 30, 2015.  This 10b5-1 Plan terminated on June 30, 2015 in accordance with its terms.  On August 5, 2015, our Board approved the adoption of a new 10b5-1 Plan, which is effective from September 10, 2015 through December 31, 2015.

On February 27, 2015, we entered into an ASR program with a financial institution to repurchase $75 million of our common stock.  The minimum number of shares to be repurchased, 1.5 million, was delivered during March 2015.  The program concluded on July 27, 2015 with no additional shares delivered.

6.  Stock-Based Compensation

On April 2, 2015, our Board approved an amendment to our 2010 Stock Incentive Plan to increase the number of shares of common stock available for grant under the plan to 9.2 million shares from 6.8 million shares.  This amendment was approved by our stockholders at our annual meeting held on May 28, 2015.

The following table presents information related to stock-based compensation (in thousands):

	Thirteen Weeks Ended September 29, 2015	Thirteen Weeks Ended September 30, 2014	Thirty-Nine Weeks Ended September 29, 2015	Thirty-Nine Weeks Ended September 30, 2014

Labor expenses	$1,638	$1,309	$4,740	$3,845
Other operating costs and expenses	61	52	198	141
General and administrative expenses	3,173	2,694	9,611	7,807
Total stock-based compensation	4,872	4,055	14,549	11,793
Income tax benefit	1,864	1,551	5,565	4,511
Total stock-based compensation, net of taxes	$3,008	$2,504	$8,984	$7,282

Capitalized stock-based compensation (1)	$64	$55	$210	$154

(1)        It is our policy to capitalize the portion of stock-based compensation costs for our internal development and construction, legal, and facilities departments that relates to capitalizable activities such as the design and construction of new restaurants, remodeling existing locations, lease, intellectual property and liquor license acquisition and maintenance activities and equipment installation.  Capitalized stock-based compensation is included in property and equipment, net and other assets on the consolidated balance sheets.

Stock Options

We did not issue any stock options during the third quarters of fiscal 2015 or fiscal 2014.  Stock option activity during the thirty-nine weeks ended September 29, 2015 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 30, 2014	4,023	$26.34	3.7	$97,406
Granted	311	48.01
Exercised	(1,129)	22.55
Forfeited or cancelled	(67)	12.57
Outstanding at September 29, 2015	3,138	$30.14	3.9	$73,714

Exercisable at September 29, 2015	1,779	$24.20	2.7	$52,365

(1)                                   Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pretax amount that would have been received by the option holders, had they all exercised their options on the fiscal period end date.

The total intrinsic value of options exercised during the thirteen weeks and thirty-nine weeks ended September 29, 2015 was $13.1 million and $34.7 million, respectively.  The total intrinsic value of options exercised during the thirteen weeks and thirty-nine weeks ended September 30, 2014 was $4.8 million and $17.5 million, respectively.  As of September 29, 2015, the total unrecognized stock-based compensation expense related to unvested stock options was $11.3 million, which we expect to recognize over a weighted average period of approximately 2.1 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the thirty-nine weeks ended September 29, 2015 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)	(Per share)

Outstanding at December 30, 2014	1,820	$37.12
Granted	397	49.84
Vested	(248)	27.47
Forfeited	(82)	37.14
Outstanding at September 29, 2015	1,887	$41.07

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant.  The weighted average fair value at the grant date for restricted shares and restricted share units issued during the third quarters of fiscal 2015 and fiscal 2014 was $54.47 and $43.41, respectively.  The fair value of shares that vested during the thirteen and thirty-nine weeks ended September 29, 2015 was $0.5 million and $6.8 million, respectively.  The fair value of shares that vested during the thirteen and thirty-nine weeks ended September 30, 2014 was $0.4 million and $4.2 million, respectively.  As of September 29, 2015, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $43.7 million, which we expect to recognize over a weighted average period of approximately 3.0 years.

7.  Net Income Per Share

At September 29, 2015 and September 30, 2014, 1.9 million and 1.8 million shares, respectively, of restricted stock issued to employees were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal quarters ended on those dates.  Diluted net income per share includes the dilutive effect of outstanding equity awards, calculated using the treasury stock method.  Assumed proceeds from the in-the-money options include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by FASB Accounting Standards Codification (“ASC”) 718, “Compensation — Stock Option Compensation.”

	Thirteen Weeks Ended September 29, 2015	Thirteen Weeks Ended September 30, 2014	Thirty-Nine Weeks Ended September 29, 2015	Thirty-Nine Weeks Ended September 30, 2014
	(In thousands, except per share data)
Net income	$26,176	$24,223	$89,323	$76,790

Basic weighted average shares outstanding	48,848	48,981	48,841	49,690
Dilutive effect of equity awards	1,789	1,982	1,819	2,032

Diluted weighted average shares outstanding	50,637	50,963	50,660	51,722

Basic net income per share	$0.54	$0.49	$1.83	$1.55

Diluted net income per share	$0.52	$0.48	$1.76	$1.48

Shares of common stock equivalents of 0.7 million and 1.3 million for the thirteen and thirty-nine weeks ended September 29, 2015, respectively, and 0.4 million and 0.9 million for the thirteen and thirty-nine weeks ended September 30, 2014, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

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

8.  Segment Information

For decision-making purposes, our management reviews discrete financial information for The Cheesecake Factory, Grand Lux Cafe and RockSugar Pan Asian Kitchen restaurants, our bakery division and our internationally licensed operations.  Based on quantitative thresholds set forth in ASC 280, “Segment Reporting,” The Cheesecake Factory is our only business that meets the criteria of a reportable operating segment.  Grand Lux Cafe, RockSugar Pan Asian Kitchen, bakery and internationally licensed operations are combined in Other. Unallocated corporate expenses, assets and capital expenditures are presented below as reconciling items to the amounts presented in the consolidated financial statements.

Segment information is presented below (in thousands):

	Thirteen Weeks Ended September 29, 2015	Thirteen Weeks Ended September 30, 2014	Thirty-Nine Weeks Ended September 29, 2015	Thirty-Nine Weeks Ended September 30, 2014
Revenues:
The Cheesecake Factory restaurants	$481,076	$454,271	$1,437,178	$1,342,331
Other	45,612	44,843	136,590	134,620
Total	$526,688	$499,114	$1,573,768	$1,476,951

Income/(Loss) from operations:
The Cheesecake Factory restaurants (1)	$67,473	$59,214	$211,466	$182,250
Other (2)	(725)	2,418	10,601	11,433
Corporate	(31,104)	(27,457)	(95,616)	(83,744)
Total	$35,644	$34,175	$126,451	$109,939

Depreciation and amortization:
The Cheesecake Factory restaurants	$18,014	$17,302	$53,320	$50,953
Other	2,315	2,595	7,321	7,795
Corporate	988	1,033	3,011	2,967
Total	$21,317	$20,930	$63,652	$61,715

Capital expenditures:
The Cheesecake Factory restaurants	$43,134	$27,495	$85,354	$81,517
Other	3,058	811	12,369	2,223
Corporate	2,928	1,757	10,870	4,133
Total	$49,120	$30,063	$108,593	$87,873

	September 29, 2015	December 30, 2014
Total assets:
The Cheesecake Factory restaurants	$862,572	$861,697
Other	153,082	154,033
Corporate	160,202	160,722
Total	$1,175,856	$1,176,452

(1)         Includes $0.2 million and $0.5 million in the first and second quarters of fiscal 2014, respectively, of lease termination expenses related to the relocation of one The Cheesecake Factory restaurant.

(2)         Includes $6.0 million incurred in the third quarter of fiscal 2015 of impairment expense related to RockSugar Pan Asian Kitchen.

9.  Subsequent Events

On October 20, 2015, our Board approved a cash dividend of $0.20 per share to be paid on November 23, 2015 to the stockholders of record at the close of business on November 9, 2015.

On November 3, 2015, our Board approved the adoption of a 10b5-1 Plan, which is effective from January 4, 2016 through June 30, 2016.

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

As of November 5, 2015, we operated 197 Company-owned restaurants: 184 under The Cheesecake Factory® mark; 12 under the Grand Lux Cafe ® mark; and one under the RockSugar Pan Asian Kitchen ® mark.  Internationally, nine The Cheesecake Factory branded restaurants operated under licensing agreements.  We also operated two bakery production facilities.

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

We are also committed to allocating capital in a manner that will produce targeted returns at the unit level, in the form of fully capitalized return on investment, of approximately 20%.  Returns are affected by the cost to build restaurants, the level of revenues that each restaurant can deliver and our ability to maximize the profitability of restaurants.  Investing in new restaurant development that meets our return on investment criteria creates value for our Company and supports achieving a Company-level return on invested capital of approximately 15%.  It is our top capital allocation priority with a focus on opening our restaurant concepts in premier locations within both new and existing markets in the United States, and potentially new markets internationally.

Going forward, our domestic revenue growth (comprised of our annual unit growth and comparable sales growth), combined with international growth, a robust share repurchase program and our dividend provide a framework with high visibility and one that supports our financial objective of mid-teens total shareholder return (“TSR”).  We define TSR as earnings per share growth plus our dividend yield.  The following are the key performance levers that we believe will contribute to achieving these goals:

•                Growing Overall Revenue.  Our total revenue growth is primarily driven by revenue from new restaurant openings, increases in comparable restaurant sales, and royalties and bakery sales from additional licensed international locations.  Changes in comparable restaurant sales come from variations in customer traffic, as well as in check average.  Our strategy is to grow customer traffic by (1) continuing to offer innovative, high quality menu items that offer customers a wide range of options in terms of flavor, price and value and (2) focusing on service and hospitality with the goal of delivering an exceptional customer experience.  In fiscal 2015, we also have a number of initiatives intended to help us make incremental progress toward growing customer traffic, including a greater focus on increasing throughput in our restaurants, redesigning our server training, building on the success of our gift card program and piloting a technology for mobile payment in our restaurants.  Check average is impacted by menu price increases and/or changes in menu mix.  Our philosophy with regards to menu pricing is to use price increases to help offset key operating cost increases in a manner that balances protecting both our margins and customer traffic levels.

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

	Thirteen Weeks Ended September 29, 2015	Thirteen Weeks Ended September 30, 2014	Thirty-Nine Weeks Ended September 29, 2015	Thirty-Nine Weeks Ended September 30, 2014

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	23.9	24.9	24.1	24.7
Labor expenses	32.7	32.7	32.5	32.7
Other operating costs and expenses	24.4	24.7	23.9	24.3
General and administrative expenses	6.3	5.9	6.5	6.1
Depreciation and amortization expenses	4.0	4.2	4.0	4.2
Impairment of assets and lease terminations	1.1	—	0.4	—
Preopening costs	0.8	0.8	0.6	0.6
Total costs and expenses	93.2	93.2	92.0	92.6
Income from operations	6.8	6.8	8.0	7.4
Interest and other expense, net	(0.2)	(0.2)	(0.2)	(0.2)
Income before income taxes	6.6	6.6	7.8	7.2
Income tax provision	1.6	1.7	2.1	2.0
Net income	5.0%	4.9%	5.7%	5.2%

Thirteen Weeks Ended September 29, 2015 Compared to Thirteen Weeks Ended September 30, 2014

Revenues

Revenues increased 5.5% to $526.7 million for the thirteen weeks ended September 29, 2015 compared to $499.1 million for the thirteen weeks ended September 30, 2014.

Comparable sales at The Cheesecake Factory restaurants increased by 2.2%, or $9.7 million, from the third quarter of fiscal 2014, driven by average check growth of 2.7% (based on an increase of 2.1% in menu pricing and 0.6% change in mix), partially offset by a decrease in guest traffic of 0.5%.  We implemented effective menu price increases of approximately 1.0% and 1.5% during the first and third quarters of fiscal 2015, respectively.  Total operating weeks at The Cheesecake Factory restaurants increased 4.9% to 2,336 for the thirteen weeks ended September 29, 2015 compared to the prior year period.  The Cheesecake Factory average sales per restaurant operating week increased 1.0% to $206,950 in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014.

Comparable sales at our Grand Lux Cafe restaurants decreased by 3.8% from the prior year third quarter driven by a decrease in guest traffic, partially offset by average check growth.  We implemented effective menu price increases of approximately 1.5% and 1.0% during the second quarter of fiscal 2015 and the fourth quarter of fiscal 2014, respectively.

Restaurants become eligible to enter our comparable sales base in their 19th month of operation.  At September 29, 2015, there were 13 The Cheesecake Factory restaurants and one Grand Lux Cafe not yet in our comparable sales base.  International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from our comparable sales calculations.  Factors outside of our control, such as macroeconomic conditions, weather patterns, timing of holidays, competition and other factors, including those referenced in Part I, Item lA, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 30, 2014, can impact comparable sales.

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

External bakery sales were $11.7 million for the third quarter of fiscal year 2015 compared to $12.6 million in the comparable prior year period.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses.  As a percentage of revenues, cost of sales was 23.9% for the third quarter of fiscal 2015 compared to 24.9% for the comparable period of fiscal 2014.  Higher meat costs were more than offset by lower dairy and seafood costs.

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

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 32.7% in both the third quarters of fiscal 2015 and fiscal 2014.  Decreased group medical costs due to lower large claims activity and enrollment, were offset by higher hourly labor rates and higher accrual rates for paid time off partly due to new laws and regulations enacted in certain states and localities.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead and distribution expenses.  As a percentage of revenues, other operating costs and expenses were 24.4% and 24.7% for the thirteen weeks ended September 29, 2015 and September 30, 2014, respectively.  This decrease was primarily related to lower natural gas prices and timing of marketing costs, partially offset by an increase in our workers’ compensation loss rates and claim frequency.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, as well as the restaurant field supervision, corporate support and bakery administrative organizations.  As a percentage of revenues, G&A expenses increased to 6.3% for the thirteen weeks ended September 29, 2015 versus 5.9% for the comparable period of fiscal 2014 primarily due to a higher fiscal 2015 accrual for corporate performance bonuses.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 4.0% and 4.2% for the thirteen weeks ended September 29, 2015 and the comparable period of last year, respectively.

Impairment of Assets and Lease Terminations

In the third quarter of fiscal 2015, we recorded a $6.0 million impairment charge against the carrying value of our RockSugar Pan Asian Kitchen restaurant.  We incurred no impairment of assets and lease terminations expense during the third quarter of fiscal 2014.

Preopening Costs

Preopening costs were $4.3 million for the thirteen weeks ended September 29, 2015 compared to $4.0 million in the comparable period of the prior year.  We opened two The Cheesecake Factory restaurants in the third quarters of both fiscal 2015 and fiscal 2014.  Preopening costs include all costs to relocate and compensate restaurant management employees during the preopening period, costs to recruit and train hourly restaurant employees, and wages, travel and lodging costs for our opening training team and other support staff members.  Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities.  Preopening costs can fluctuate significantly from period to period based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Interest and Other Expense, Net

Interest and other expense, net was $0.7 million for the third quarter of fiscal 2015 compared to $1.4 million for the comparable period last year.  This decrease was primarily due to income from an insurance claim in the third quarter of fiscal 2015.  Interest expense included $0.8 million and $1.0 million in the third quarters of fiscal 2015 and fiscal 2014, respectively, associated with landlord construction allowances deemed to be financings in accordance with accounting guidance.

Income Tax Provision

Our effective income tax rate was 25.0% for the third quarter of fiscal 2015 compared to 26.1% for the third quarter of fiscal 2014.  The variance was primarily attributable to a higher proportion of employment and enterprise zone credits in relation to pre-tax income, partially offset by higher non-deductible losses in the third quarter of fiscal 2015 as compared to the comparable prior year period on our investments in variable life insurance contracts used to support our Executive Savings Plan (“ESP”), a non-qualified deferred compensation plan.

Thirty-Nine Weeks Ended September 29, 2015 Compared to Thirty-Nine Weeks Ended September 30, 2014

Revenues

Revenues increased 6.6% to $1,573.8 million for the thirty-nine weeks ended September 29, 2015 compared to $1,477.0 million for the thirty-nine weeks ended September 30, 2014.

Comparable sales at The Cheesecake Factory restaurants increased by 3.0%, or $39.4 million, from the first three quarters of fiscal 2014, comprised of average check growth of 3.0% (based on an increase of 2.0% in pricing and 1.0% change in mix) and flat guest traffic.  Total operating weeks at The Cheesecake Factory restaurants increased 5.0% to 6,947 for the thirty-nine weeks ended September 29, 2015 compared to the prior year period.  The Cheesecake Factory average sales per restaurant operating week increased 2.0% to $206,900 in the first three quarters of fiscal 2015 compared to the comparable period of fiscal 2014.

Comparable sales at our Grand Lux Cafe restaurants decreased by 2.8% from the first three quarters of fiscal 2014 driven by a decrease in guest traffic, partially offset by average check growth.

External bakery sales were $36.6 million for the thirty-nine weeks ended September 29, 2015 compared to $35.8 million in the comparable prior year period.

Cost of Sales

As a percentage of revenues, cost of sales was 24.1% for the first three quarters of fiscal 2015 compared to 24.7% for the comparable period of fiscal 2014.  Higher meat and poultry costs were more than offset by lower seafood and dairy costs.

Labor Expenses

As a percentage of revenues, labor expenses were 32.5% and 32.7% for the thirty-nine weeks ended September 29, 2015 and September 30, 2014, respectively.  This variance was driven primarily by decreased group medical costs due to lower large claims activity and enrollment, partially offset by higher hourly labor rates.

Other Operating Costs and Expenses

As a percentage of revenues, other operating costs and expenses were 23.9% and 24.3% for the thirty-nine weeks ended September 29, 2015 and the comparable period of fiscal 2014, respectively.  This variance was primarily related to lower natural gas prices and timing of marketing costs.

General and Administrative Expenses

As a percentage of revenues, G&A expenses increased to 6.5% for the thirty-nine weeks ended September 29, 2015 versus 6.1% for the comparable period of fiscal 2014 primarily due to a higher fiscal 2015 accrual for corporate performance bonuses and increased equity compensation costs.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 4.0% and 4.2% for the thirty-nine weeks ended September 29, 2015 and the comparable period of last year, respectively.

Impairment of Assets and Lease Terminations

In the first three quarters of fiscal 2015, we recorded a $6.0 million impairment charge against the carrying value of our RockSugar Pan Asian Kitchen restaurant.  In the first three quarters of fiscal 2014, we incurred $0.7 million of accelerated depreciation, future rent and other closing costs related to the relocation of one The Cheesecake Factory restaurant.

Preopening Costs

Preopening costs were $9.8 million for the thirty-nine weeks ended September 29, 2015 compared to $8.8 million in the comparable period of the prior year.  We opened four The Cheesecake Factory restaurants and one Grand Lux Cafe in the first three quarters of fiscal 2015 compared to five The Cheesecake Factory restaurants in the comparable prior year period.

Interest and Other Expense, Net

Interest and other expense, net decreased to $4.0 million for the thirty-nine weeks ended September 29, 2015 compared to $4.3 million for the comparable period last year driven primarily by income from an insurance claim in the third quarter of fiscal 2015, partially offset by higher expense on asset disposals.  Interest expense included $2.6 million and $2.9 million in the thirty-nine weeks ended September 29, 2015 and September 30, 2014, respectively, associated with landlord construction allowances deemed to be financings in accordance with accounting guidance.

Income Tax Provision

Our effective income tax rate was 27.0% for the first three quarters of fiscal 2015 compared to 27.3% for the comparable prior year period.  The variance was primarily attributable to a higher proportion of employment and enterprise zone credits in relation to pre-tax income, partially offset by non-deductible losses in the first three quarters of fiscal 2015 as compared to non-taxable gains in the comparable prior year period on our investments in variable life insurance contracts used to support our ESP.

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen Weeks Ended September 29, 2015	Thirteen Weeks Ended September 30, 2014	Thirty-Nine Weeks Ended September 29, 2015	Thirty-Nine Weeks Ended September 30, 2014

Net income	$26,176	$24,223	$89,323	$76,790
After-tax impact from:
Impairment of assets and lease terminations (1)	3,607	—	3,607	418
Adjusted net income	$29,783	$24,223	$92,930	$77,208

Diluted net income per share	$0.52	$0.48	$1.76	$1.48
After-tax impact from:
Impairment of assets and lease terminations (1)	0.07	—	0.07	0.01
Adjusted diluted net income per share	$0.59	$0.48	$1.83	$1.49

(1)         Impairment of assets and lease terminations for both the thirteen and thirty-nine weeks ended September 29, 2015 represents an impairment charge against the carrying value of our RockSugar Pan Asian Kitchen restaurant.  The associated pre-tax amount was $6.0 million.  Impairment of assets and lease terminations for the thirty-nine weeks ended September 30, 2014 represents lease termination expenses related to the relocation of one The Cheesecake Factory restaurant.  The associated pre-tax amount was $0.7 million.  All of these charges were recorded in impairment of assets and lease terminations in the consolidated statements of income.

Fiscal 2015 Outlook

For the fourth quarter of fiscal 2015, we estimate diluted net income per share will be between $0.50 and $0.53 based on an assumed comparable sales increase of between 1.0% and 2.0% at The Cheesecake Factory restaurants.

For fiscal 2015, we estimate adjusted diluted net income per share will be between $2.34 and $2.37 based on an assumed comparable sales range with a midpoint of approximately 2.7% at The Cheesecake Factory restaurants.  We currently expect food cost inflation of between flat and 1%.  We estimate group medical costs to be lower as compared to fiscal 2014 as a percentage of revenues and also expect approximately 4% in wage inflation.  We expect operating margins to be positive relative to fiscal 2014 and anticipate a fiscal 2015 corporate tax rate of approximately 27%.

In fiscal 2015, we plan to open as many as 11 new restaurants, including four The Cheesecake Factory restaurants opened to date in 2015 and one Grand Lux Cafe that opened in the second quarter.  In addition to these Company-owned locations, we expect as many as three restaurants to open in the Middle East and Mexico under licensing agreements, one of which opened in Mexico City in the first quarter.  We expect fiscal 2015 cash capital expenditures to range between $130 million and $140 million and expect to complete up to $105 million in share repurchases this year.  Together with our dividend, we expect to return capital of approximately $140 million to shareholders in fiscal 2015.

Fiscal 2016 Outlook

We estimate diluted net income per share for fiscal 2016 will be between $2.56 and $2.68 based on an assumed comparable sales increase of between 1.5% and 2.5% at The Cheesecake Factory restaurants.  Fiscal 2016 is a 53-week year, and our estimates include an approximate impact from the additional week of between $0.05 and $0.08 in diluted net income per share.  We currently expect food cost inflation of approximately 1% for fiscal 2016 as we anticipate higher prices in some areas such as produce to be partially offset by lower meat and poultry costs.  We also expect wage inflation of approximately 4% to 5% in fiscal 2016.  We anticipate a fiscal 2016 corporate tax rate of between 28% and 29%.

In fiscal 2016, we plan to open as many as eight new restaurants, including one Grand Lux Cafe.  In addition to these Company-owned locations, we expect as many as five restaurants to open internationally under licensing agreements.

We expect fiscal 2016 cash capital expenditures to range between $95 million and $110 million and anticipate utilizing substantially all of our free cash flow, plus proceeds received from employee stock option exercises, for dividends and share repurchases.

Liquidity and Capital Resources

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Thirty-Nine Weeks Ended September 29, 2015	Thirty-Nine Weeks Ended September 30, 2014
Cash provided by operating activities	$161.1	$161.0
Capital expenditures	$(108.6)	$(87.9)
Proceeds from exercise of stock options	$25.4	$12.8
Borrowings on credit facility	$25.0	$25.0
Repayments on credit facility	$(25.0)	$—
Purchase of treasury stock	$(92.0)	$(140.3)
Cash dividends paid	$(26.2)	$(22.2)

During the thirty-nine weeks ended September 29, 2015, our cash and cash equivalents decreased by $28.4 million to $29.6 million.  This decrease was primarily attributable to cash provided by operating activities and proceeds from exercises of employee stock options, partially offset by capital expenditures, treasury stock purchases and dividend payments.

For fiscal 2015, we currently estimate our cash outlays for capital expenditures to range between $130 million and $140 million, net of agreed-upon up-front cash landlord construction contributions and excluding approximately $16 million of expected non-capitalizable preopening costs for new restaurants.  The amount reflected as additions to property and equipment in the consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each lease.  Our estimate for capital expenditures for fiscal 2015 contemplates a net outlay of $87 million to $94 million for as many as 11 restaurants expected to be opened during fiscal 2015 and estimated construction-in-progress disbursements for an anticipated opening in the first quarter of fiscal 2016.  Expected fiscal 2015 capital expenditures also include $28 million to $30 million to keep our existing restaurants in “like new” condition, as well as for enhancements and capacity additions and $15 million to $16 million for bakery and corporate infrastructure investments, including the completion of a training center at our corporate site.

On October 16, 2013, we entered into a loan agreement (“Facility”) which amended and restated in its entirety our prior loan agreement dated December 3, 2010.  This Facility, which matures on October 16, 2018, provides us with revolving loan commitments totaling $200 million, of which $50 million may be used for issuances of letters of credit.  Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs.  The Facility contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the lenders electing to increase their commitments or by means of the addition of new lenders.  At September 29, 2015, we had net availability for borrowings of $177.7 million, based on a zero outstanding debt balance and $22.3 million in standby letters of credit.  The Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio.  We were in compliance with the financial covenants in effect at September 29, 2015.

In the first quarter of fiscal 2015, we borrowed $25.0 million under this Facility to fund a portion of the ASR program we entered into on February 27, 2015.  We repaid this debt balance during the third quarter of fiscal 2015.  See Notes 3 and 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt and ASR program.

On July 20, 2015, our Board approved a cash dividend of $0.20 per share which was paid on August 18, 2015 to the stockholders of record at the close of business on August 5, 2015.  Future decisions to pay, increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements and such other factors that the Board considers relevant.

In July 2013, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 48.5 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 43.7 million shares at a total cost of $1,246.1 million through September 29, 2015, including 0.1 million shares of our common stock at a cost of $3.2 million during the third quarter of fiscal 2015.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.

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

As of September 29, 2015, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties.  Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We are exposed to market risk from interest rate changes on our funded debt.  This exposure relates to the component of the interest rate on our $200 million Facility that is indexed to market rates.  We had no outstanding borrowings at September 29, 2015 and December 30, 2014, and therefore, had no exposure to interest rate fluctuations on funded debt at those dates.  See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.

We are also subject to market risk related to our investments in variable life insurance contracts used to support our Executive Savings Plan, a non-qualified deferred compensation plan, to the extent these investments are not equivalent to the related liability.  In addition, because changes in these investments are not taxable, the full impact of gains or losses affects net income.  Based on balances at September 29, 2015 and December 30, 2014, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes.  However, net income would have declined by $1.6 million at September 29, 2015 and $1.6 million at December 30, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 29, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 29, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following provides information regarding our purchase of our common stock during the thirteen weeks ended September 29, 2015 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 — August 4, 2015	1	$55.27	—	4,841
August 5 — September 1, 2015	—	52.74	—	4,840
September 2 — 29, 2015	58	54.20	55	4,782
Total	59		55

(1)      The total number of shares purchased includes shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

In July 2013, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 48.5 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 43.7 million shares at a total cost of $1,246.1 million through September 29, 2015, including 0.1 million shares of our common stock at a cost of $3.2 million during the third quarter of fiscal 2015.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.

Our credit facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio.  See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.

Item 6.  Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1	Form of Reorganization Agreement	Amend. No. 1 to Form S-1	33-479336	2.1	8/17/92

3.1	Restated Certificate of Incorporation including Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock	10-K	000-20574	3.1	2/23/11

3.2	Amended and Restated Bylaws as of May 20, 2009	8-K	000-20574	3.8	5/27/09

4.1	Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	8-A	000-20574	1	8/18/98

4.2	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	Amend. No. 1 to Form 8-A	000-20574	2	11/13/03

4.3	Amendment No. 2 to Rights Agreement dated as of August 1, 2008 between The Cheesecake Factory Incorporated and Computershare Trust Company	Amend. No 2 to Form 8-A	000-20574	3	8/1/08

10.1	Sixth Amendment to The Amended and Restated The Cheesecake Factory Incorporated Executive Savings Plan*	—	—	—	Filed herewith

10.2	Seventh Amendment to The Amended and Restated The Cheesecake Factory Incorporated Executive Savings Plan*	—	—	—	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer	—	—	—	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	—	—	—	Filed herewith

101	XBRL (Extensible Business Reporting Language) The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2015, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statement of stockholders’ equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements	—	—	—	Filed herewith

* Management contract or compensatory plan or arrangement required to be filed as an exhibit

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2015	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ W. DOUGLAS BENN
W. Douglas Benn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)