Form 10-K
period 2015-12-29
CHEESECAKE FACTORY INC
filed 2016-02-25
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, June 30, 2015, was $2,482,053,715 (based on the last reported sales on The NASDAQ Stock Market on that date).

As of February 16, 2016, 48,485,571 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the registrant’s proxy statement for the annual meeting of stockholders to be held on June 23, 2016.

PART I

Forward-Looking Statements

Certain information included in this Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission (“SEC”), as well as information included in oral or written statements made by us or on our behalf, may contain forward-looking statements about our current and presently expected performance trends, growth plans, business goals and other matters.  These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers.  Statements set forth in or incorporated into this report regarding our expectations for growth in company-owned and licensed locations, comparable sales, diluted net earnings per share, and operating margins, our intention to repurchase stock and pay dividends, and all other statements that are not historical facts, including without limitation statements with respect to future financial condition, results of operations, plans, objectives, performance and business of The Cheesecake Factory Incorporated and its subsidiaries, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Acts”).  These statements are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in such statements.

In connection with the “safe harbor” provisions of the Acts, we have identified and are disclosing important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf.  (See Item 1A — Risk Factors).  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.  Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements.  Although we believe that the assumptions underlying forward-looking statements are currently reasonable, any of the assumptions could be incorrect or incomplete, and there can be no assurance that forward-looking statements will prove to be accurate.  Forward-looking statements speak only as of the date on which they are made.  Except as may be required by law, we do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events, corrections in underlying assumptions, or changes in circumstances arising after the date that the forward-looking statement was made.

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

As of February 25, 2016, we operated 201 Company-owned restaurants: 188 under The Cheesecake Factory® mark, 12 under the Grand Lux Cafe® mark and one under the RockSugar Pan Asian Kitchen® mark.  Internationally, 11 The Cheesecake Factory branded restaurants operated in the Middle East and Mexico under licensing agreements.  We also operated two bakery production facilities.  We plan to selectively consider other means to leverage our competitive strengths, including development or acquisition of new restaurant concepts and expansion of our brand to other retail opportunities.

In contrast to many chain restaurant operations, substantially all of our menu items, except those desserts manufactured at our bakery production facilities, are prepared daily at our restaurants with high quality, fresh ingredients using innovative and proprietary recipes.  One of our competitive strengths is our ability to anticipate consumer dining and taste preferences and adapt our expansive menu to the latest trends in eating and dining out.  We regularly update our ingredients and cooking methods, as well as create new menu items, to improve the variety, quality and consistency of our food and keep our menu relevant to consumers.  We review and selectively update our entire menu twice a year for customer appeal and pricing.  All new menu items are selected based on uniqueness, anticipated sales popularity, preparation technique and profitability.

We place significant emphasis on the distinctive, contemporary interior design and decor of our restaurants, which create a high energy ambiance in a casual setting.  Our restaurants require a higher investment per square foot than is typical for the casual dining industry.  However, our restaurants have historically generated annual sales per square foot that are also typically higher than our competitors.  Our stylish restaurant design and decor contribute to the distinctive dining experience enjoyed by our customers.  Our restaurants feature large, open dining areas, a contemporary kitchen design and where feasible, both exterior and interior patios.

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

Throughout this report, we use the term “restaurants” to include The Cheesecake Factory, Grand Lux Cafe and RockSugar Pan Asian Kitchen, unless otherwise noted.  For segment information, see Note 15 of Notes to Consolidated Financial Statements in Part IV, Item 15.  We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes.  Fiscal years 2015, 2014 and 2013 each consisted of 52 weeks.  Fiscal year 2016 will consist of 53 weeks.

The Cheesecake Factory Restaurant Concept

The Cheesecake Factory restaurants provide a distinctive, high quality dining experience at moderate prices by offering an extensive, innovative and evolving menu in an upscale casual, high energy setting with attentive, efficient and friendly service.  As a result, The Cheesecake Factory restaurants appeal to a diverse consumer base across a broad demographic range.  Our extensive menu enables us to compete for substantially all dining preferences and occasions, from the key lunch and dinner day parts to the mid-afternoon and late-night day parts, which are traditionally weaker times for most casual dining restaurants, as well as special occasion dining.  The Cheesecake Factory restaurants are open seven days a week for lunch and dinner, as well as Sunday brunch.  All items on our menu are available for take-out, which represented approximately 9% of our restaurant sales for each of fiscal years 2015, 2014 and 2013.  All of our restaurants offer a full-service bar where our entire menu is served.  Our alcoholic beverage sales represented approximately 13% of The Cheesecake Factory restaurant sales for each of fiscal years 2015, 2014 and 2013.

The Cheesecake Factory menu features more than 200 items in addition to items presented on supplemental menus, such as our SkinnyLicious® menu, which offers approximately 50 innovative items at 590 calories or less.  Our core menu offerings include appetizers, pizza, seafood, steaks, chicken, burgers, small plates, pastas, salads, sandwiches, omelettes and desserts, including “Super” food choices, items that are considered “gluten-free” under current regulations and approximately 50 varieties of cheesecake and other quality baked desserts.  Examples of menu offerings include Chicken Madeira, Cajun Jambalaya Pasta, Thai Lettuce Wraps, Avocado Eggrolls, California Guacamole Salad and our Bacon-Bacon Cheeseburger.

Our ability to create, promote and attractively display our unique line of desserts is also important to the competitive positioning and financial success of our restaurants.  Our brand identity and reputation for offering high quality desserts results in a significant level of dessert sales, approximately 16%, of The Cheesecake Factory restaurant sales for each of fiscal years 2015, 2014 and 2013.

Grand Lux Cafe Concept

Grand Lux Cafe is an upscale casual dining concept that offers globally-inspired, artisan cuisine with an ambiance of modern sophistication.  Using fresh ingredients prepared with advanced cooking techniques, the approximately 150 item menu at Grand Lux Cafe offers classic American dishes and international favorites, including appetizers, pasta, seafood, steaks, chicken, burgers, salads, specialty items and desserts.  Examples of menu offerings include our Crispy Caramel Chicken, Buffalo Chicken Rolls and Shrimp Scampi.  Each Grand Lux Cafe features an onsite bakery which produces a selection of signature made-to-order desserts, and a full-service bar.  Our alcoholic beverage sales represented approximately 17% of Grand Lux Cafe sales for each of fiscal years 2015, 2014 and 2013.  Our Grand Lux Cafe restaurants are open seven days a week for lunch and dinner, as well as weekend brunch.  Our location in the Venetian Resort-Hotel-Casino in Las Vegas, Nevada is open 24 hours a day and its sister location in the Palazzo Resort-Hotel-Casino is open 20 hours a day.  During fiscal 2013, we closed three of our Grand Lux Cafe restaurants, each of which had previously been fully impaired, because they were not delivering the necessary sales volumes to generate our required returns.

RockSugar Pan Asian Kitchen Restaurant Concept

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

We currently operate one RockSugar Pan Asian Kitchen restaurant in Los Angeles, California.  In fiscal 2015, we recorded a $6.0 million impairment charge against the carrying value of this restaurant’s assets.  The restaurant remains open, and we have no plans to close it at this time.  (See Item 1A — Risk Factors — “Our inability to successfully operate or expand our Grand Lux Cafe and RockSugar Pan Asian Kitchen brands could materially adversely affect our financial performance.”)

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

The restaurant industry is highly competitive with respect to menu and food quality, service, access to qualified operations personnel, location, décor and value.  We compete directly and indirectly with national and regional restaurant casual dining chains, as well as independently-owned restaurants, for customer traffic.  We also compete with other restaurants and retail establishments for quality site locations and qualified personnel to operate our restaurants.  In addition, we face competition from quick-service restaurants, mobile catering and grocery stores that increasingly offer higher quality and greater variety of prepared food products in response to consumer demand.  (See Item 1A — Risk Factors — “Failure to effectively compete for customer traffic may materially adversely affect our financial performance.”)

The key elements that drive our total customer experience and position us favorably from a competitive standpoint include the following:

Extensive and Innovative Menu.  Our restaurants offer one of the broadest menus in casual dining and feature a wide array of flavors with portions designed for sharing.  Substantially all of our menu items, except desserts manufactured at our bakery production facilities, are prepared daily at each restaurant using high quality, fresh ingredients based on innovative and proprietary recipes.  We generally update our menus twice each year to respond to evolving consumer dining preferences and food trends, as well as to update pricing.  We continue to innovate new menu items and new categories of food offerings at our restaurants, such as the addition of our SkinnyLicious® menu, “Super” food selections, and gluten-free choices, further enhancing the variety and price point offerings to our customers.

Our bakery production facilities produce approximately 70 varieties of cheesecakes and other baked desserts for our restaurants, international licensees and third-party bakery customers using high quality dairy and other ingredients. We regularly introduce new and innovative cheesecakes and other baked desserts as part of our menu enhancements and for our external customers.  In conjunction with National Cheesecake Day, each year we introduce a special cheesecake which is sold at our The Cheesecake Factory restaurants, including the introduction of Salted Caramel in 2015, Lemon Meringue in 2014 and Toasted Marshmallow S’mores GaloreTM in 2013.  Offering our proprietary cheesecakes and other baked desserts internationally is important to our branding, creating awareness and driving demand, not only for bakery products but for the international expansion of our restaurant footprint.

Commitment to Excellent Service and Hospitality through the Selection, Training and Retention of High Quality Staff Members.   Our mission is to “create an environment where absolute guest satisfaction is our highest priority.”  We strive to consistently exceed the expectations of our customers in all aspects of their experience in our restaurants.  One of the most important aspects of delivering a consistent and dependable level of service is having a team of experienced managers who can execute our high volume, highly complex restaurants.  Our recruitment, selection, training, retention and internal promotion programs are among the most comprehensive in the restaurant industry, enabling us to attract and retain qualified staff members who are motivated to consistently provide excellence in customer hospitality.  By providing extensive training, our goal is to encourage our staff members to develop a sense of personal commitment to our core values and culture of excellence in restauranteuring and customer hospitality.  (See “Restaurant Operations, Management and Staffing” below.)  Our focus on the development and engagement of our staff and managers contributed to The Cheesecake Factory being named in 2015 for the second year in a row to Fortune magazine’s “100 Best Companies to Work For” list.

High Quality, High Profile Restaurant Locations and Flexible Site Layouts.  We target restaurant sites in high quality, high profile locations with a balanced mix of retail shopping, entertainment, residences, tourism and businesses.  We have the flexibility to design our restaurants to accommodate a wide array of urban and suburban site layouts, including multi-level locations.  Our restaurants feature large, open dining areas, high ceilings where available and a contemporary kitchen design.  The layouts are flexible, permitting tables and seats to be easily rearranged to accommodate both small and large parties, thus permitting more effective utilization of seating capacity.  Both interior and exterior patio seating, available at approximately 90% of our restaurants, allow for additional customer capacity at a comparatively low occupancy cost per seat.  Exterior patio seating is available as weather permits.  (See “New Restaurant Site Selection and Development” below.)

Distinctive Restaurant Design and Decor. Our restaurants’ distinctive contemporary design and decor create a high energy, upscale ambiance in a casual setting.  We have evolved The Cheesecake Factory restaurant design over time to remain current while retaining a similar look and feel to our earlier restaurants.  We apply high standards to the maintenance of our restaurants to keep them in “like new” condition.

Value Proposition. We believe The Cheesecake Factory and Grand Lux Cafe restaurants are recognized by consumers for offering value with a large variety of freshly prepared menu items across a broad array of price points and generous food portions at moderate prices.  The average check for each The Cheesecake Factory restaurant customer, including beverages and desserts, was approximately $20.80, $20.20 and $19.70 for fiscal 2015, 2014 and 2013, respectively.  The average check per restaurant customer at Grand Lux Cafe was approximately $21.10, $20.40 and $20.10 for fiscal 2015, 2014 and 2013, respectively.

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

Expansion of Company-Owned Locations

The Cheesecake Factory concept has demonstrated success in a variety of layouts (i.e., single or multi-level, from 5,000 to 21,000 interior square feet), site locations (i.e., urban or suburban shopping malls, lifestyle centers, retail strip centers, office complexes and entertainment centers — either freestanding or in-line) and trade areas.  Accordingly, we intend to continue developing The Cheesecake Factory restaurants in high quality, high profile locations that meet our rigorous site standards.  We have the flexibility in our restaurant designs to penetrate a wide variety of markets across varying population densities in both existing and new markets.  We continue to expect that there is potential to grow the concept to 300 Company-owned and operated restaurants over time.  (See “New Restaurant Site Selection and Development” below.)

We opened eleven, ten and nine new restaurants in fiscal 2015, 2014 and 2013, respectively, including one Grand Lux Cafe in 2015.  The average interior square footage for these restaurants was 10,100, 8,700 and 9,300, respectively.  We plan to open as many locations in any given year that are available and meet our site selection criteria.  In fiscal 2016, we expect to open as many as eight restaurants domestically, including one Grand Lux Cafe.

The number of restaurants opened domestically in fiscal 2014 and 2013 includes the relocation of one and three The Cheesecake Factory restaurants, respectively.  We may periodically relocate certain restaurants as lease terms expire and/or to optimize our presence in certain trade areas.  (See Item 1A — Risk Factors — “We may incur additional costs if we are unable to renew our restaurant leases on similar terms and conditions, or at all, or to relocate our restaurants in certain trade areas, which could materially adversely affect our financial performance.”)  In fiscal 2013, we closed three Grand Lux Cafe locations because they were not delivering the necessary sales volumes to generate our required returns.

It is difficult for us to precisely predict the timing of our new restaurant openings due to many factors that are outside of our control (see “New Restaurant Site Selection and Development” below).  We continually look for additional sites that meet our standards and are negotiating leases for potential future locations.  (See Item 1A — Risk Factors — “If we are unable to secure an adequate number of high quality sites for future restaurant openings, the growth of our concepts may be adversely impacted, which could materially adversely affect our financial performance.”)

Expansion of Licensed Locations

In fiscal 2011, we entered into an exclusive licensing agreement with a restaurant and retail operator based in Kuwait to develop The Cheesecake Factory restaurants in the Middle East.  This agreement, as amended in fiscal 2013, provides for the development of up to 24 restaurants in the United Arab Emirates, Kuwait, Bahrain, Qatar, the Kingdom of Saudi Arabia and Lebanon, with the opportunity to expand the agreement to include other markets in the Middle East, North Africa, Central and Eastern Europe, Russia and Turkey.  As of the end of fiscal 2015, this licensee operated nine locations, four in the United Arab Emirates, three in Kuwait and one each in the Kingdom of Saudi Arabia and Lebanon.

In fiscal 2013, we entered into an exclusive licensing agreement with a restaurant operator based in Mexico to develop up to 12 The Cheesecake Factory restaurants in Mexico and Chile, with the potential to expand the agreement to Argentina, Brazil, Colombia and Peru.  This licensee currently operates two locations in Mexico.

In fiscal 2014, we entered into an exclusive licensing agreement with a restaurant operator based in Hong Kong to develop up to 14 The Cheesecake Factory restaurants in Hong Kong, Macao, Taiwan and the People’s Republic of China, with the opportunity to expand the agreement to include Japan, South Korea, Malaysia, Singapore and Thailand.  The first restaurant is expected to open in fiscal 2016 at Disneytown, adjacent to the Shanghai Disney Resort.

These licensing agreements include initial development fees, site and design fees and ongoing royalties based on our licensees’ restaurant sales.  In addition, our licensees purchase bakery products branded under The Cheesecake Factory® trademark from us.  We do not invest capital to build the restaurants for our licensed locations.  We currently anticipate our licensees will open as many as four to five restaurants in the Middle East, Mexico and Asia in 2016.  However, because of the complexities of opening The Cheesecake Factory restaurants in other countries, including, but not limited to, the selection and design of appropriate sites, construction of our complex restaurant designs, training of licensees’ employees, approval of supply sources and exportation of our bakery products to new countries, the number and timing of new openings in foreign countries may differ from this number.

In 2013, we expanded our corporate infrastructure to include a dedicated Global Development team that works with our international licensees and coordinates the initial training, ongoing quality control, product specifications and brand oversight at our licensed locations.  As we evaluate other international markets, we will consider opportunities to directly operate certain locations ourselves and/or enter into licensing, joint venture or partnership arrangements with other established companies over time covering other international areas.  We are very selective in our assessment of potential partners and licensees, focusing on well-capitalized companies that have established business infrastructures, expertise in multiple countries, experience in operating upscale casual dining restaurants and sound governance practices.  We look to associate with companies who will protect our brands and operate our concept in a high quality, consistent manner.

For a discussion of certain risks related to our international expansion efforts, see Item 1A — Risk Factors — “We face a variety of risks related to our international expansion and global brand development efforts that could negatively affect our brand, require additional infrastructure to support such efforts, and expose us to additional liabilities under foreign laws, any of which could materially adversely affect our financial performance.”

New Restaurant Site Selection and Development

Where we locate our restaurants is critical to our long-term success, and we devote significant time and resources to analyzing each prospective site.  We consider many factors when assessing the suitability of a site, including demographics of the trade area such as average household income, and historical and anticipated population growth.  Since our restaurant concepts can be successfully executed within a variety of site locations and layouts, we are highly flexible in choosing suitable locations.  We focus on high quality, high profile sites and scale the appropriate restaurant size to each location.  While there are common decor elements within each of our The Cheesecake Factory restaurant sites, the designs are customized for the specifics of each location, including the building type, square footage and layout of available space.  Our existing restaurants range from 5,000 to 21,000 interior square feet, and we expect the majority of our new restaurants to vary between 8,000 and 12,000 interior square feet, generally with additional exterior and/or interior patio seating, selected appropriately for each market and specific site.

The relatively high sales productivity of our restaurants provides opportunities to obtain competitive leasing terms from landlords.  Due to the flexible and customized nature of our restaurant operations and the complex design, construction and preopening processes for each new location, our lease negotiation and restaurant development time frames vary.  The development and opening process usually ranges from six to eighteen months, depending largely on the availability of the leased space we intend to occupy, and can be subject to delays either due to factors outside of our control or to our selective timing of restaurant openings.  (See Item 1A — Risk Factors — “If we are unable to secure an adequate number of high quality sites for future restaurant openings, the growth of our concepts may be adversely impacted, which could materially adversely affect our financial performance.”)

Unit Economics

The operation of high quality restaurants and the selection of premier locations that fit our criteria contribute to the continuing appeal of The Cheesecake Factory to consumers.  This popularity is reflected in our average sales per restaurant and per square foot, which are among the highest of any publicly held restaurant company.

Average sales per location for The Cheesecake Factory restaurants open for the full year were approximately $10.6 million, $10.5 million and $10.3 million for fiscal 2015, 2014 and 2013, respectively.  Since each of our restaurants has a customized layout and differs in size, an effective method to measure the unit economics of our sites is by square foot.  Average sales per productive square foot (defined as all interior square footage plus seasonally adjusted exterior patio square footage) for The Cheesecake Factory restaurants open for the full year were approximately $967, $942 and $921 for fiscal 2015, 2014 and 2013, respectively.

We currently lease all of our restaurants and utilize capital for leasehold improvements and furnishings, fixtures and equipment (“FF&E”) to build out our restaurant premises.  Total costs are targeted at approximately $800 per interior square foot for The Cheesecake Factory restaurants.  The construction costs to build our restaurant premises vary from restaurant to restaurant, depending on a number of factors, including geography, the complexity of our build-out, site characteristics, governmental fees and permits, labor and material conditions in the local market, weather and the amount, if any, of construction contributions obtained from our landlords for structural additions and other leasehold improvements.

In selecting sites for our restaurants, an important objective is to earn an appropriate return on investment.  We measure returns using a fully capitalized cash return on investment calculated by dividing EBITDAR (earnings before interest, taxes, depreciation and amortization, and rent expense) by our cash investment plus capitalized rent (computed as eight times annual rent).  We target an average return of approximately 20% for new restaurants.  Average fully capitalized cash return on investment for The Cheesecake Factory restaurants in our comparable sales base was 24% in fiscal 2015, and 23% in both fiscal 2014 and 2013.  Investing in new restaurant development that meets our return on investment criteria supports achieving a Company-level return on invested capital (“ROIC”) of approximately 15%.  Average ROIC was 15%, 14% and 15% in fiscal 2015, 2014 and 2013, respectively.

Our new restaurants typically open with initial sales volumes well in excess of their sustainable run-rate levels.  This initial “honeymoon” effect usually results from grand opening publicity and other consumer awareness activities that generate higher than usual customer traffic for our concepts, particularly in new markets.  During the three to six months following the opening of new restaurants, customer traffic generally settles into its normal pattern, resulting in sales volumes that gradually adjust downward to their sustainable run-rate level.  Additionally, our new restaurants usually require a period of time after reaching sustainable traffic levels to achieve their targeted restaurant-level operating margins due to cost of sales and labor inefficiencies commonly associated with new, highly complex casual dining restaurants such as ours.

Restaurant Operations, Management and Staffing

Our ability to consistently and properly execute a complex menu offering items prepared daily with high quality, fresh ingredients in an upscale casual, high-volume dining environment is critical to our overall success.  We employ detailed operating procedures, standards, controls, food line management systems, and cooking methods and processes to accommodate our extensive menu and to drive sales productivity.  However, the successful day-to-day operation of our restaurants remains critically dependent on the ability, dedication and engagement of our General Managers (“GM”), Executive Kitchen Managers (“EKM”) and all other management and hourly staff members working at our restaurants.  Competition among restaurant companies for qualified personnel remains high.  (See Item 1A — Risk Factors — “If we are unable to successfully recruit and retain qualified restaurant management and operating personnel in an increasingly competitive market, we may be unable to effectively operate and grow our business and revenues, including executing on our plans for domestic and international expansion, which could materially adversely affect our financial performance.”)

We believe that the high average sales volumes and popularity of our restaurants allow us to attract and retain high quality, experienced restaurant-level management and other operational personnel.  Each restaurant is staffed with one GM, one EKM and an average of six to ten additional kitchen and front-of-the-house managers, depending on the size and sales volume of each restaurant.  Our GMs possess an average of more than ten years of experience with the Company.  This tenure and knowledge drives our high productivity and helps us operationally in executing an exceptional guest experience.  All newly-recruited restaurant managers complete an extensive training program during which they receive both classroom and on-the-job instruction in areas such as food quality and safety, customer service, financial management and cost controls, staff relations and liquor liability avoidance.  Managers continue their development by participating in and completing a variety of training and development activities to assess their skills and knowledge necessary for continued upward progression through our management levels.  Our GMs regularly meet together to receive hands on training, share best practices and celebrate Company successes, which in turn, assists in maintaining the unique culture of our brand.

Each restaurant GM reports to an Area Director of Operations (“ADO”) who supervises the operations of six to eight restaurants in a region.  In turn, each ADO reports to one of four Regional Vice Presidents of Restaurant Operations.  Our EKMs report to their GMs, but are also supervised by an Area Kitchen Operations Manager responsible for between eight and ten restaurants.  Our restaurant field supervision organization also includes our Senior Vice President of Operations, Chief Culinary Officer, an operations services team and a performance development department who are collectively responsible for day-to-day operations, managing new restaurant openings and training for all operational managers and staff.

To enable us to more effectively compete for, and retain, the highest quality restaurant management personnel, we offer an innovative and comprehensive compensation program for our restaurant GMs and EKMs.  Each participant receives a competitive base salary and has the opportunity to earn a cash bonus based on quantitative restaurant performance metrics.  GMs are also eligible to use a Company-leased vehicle.  In addition, we provide a longer-term, equity incentive program to our GMs and EKMs based on their extended service with us in their respective positions and their achievement of certain established performance objectives during that period.  We believe that these awards encourage our GMs and EKMs to think and act as business owners, assist in retention of restaurant management, and align our managers’ interests with those of our stockholders.  (See Item 1A — Risk Factors — “Our inability to offer long-term equity incentive compensation may harm our ability to retain key employees, which could materially adversely affect our operations and financial performance.”)

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

Our focus on development, engagement and retention of our staff and managers led to our being named for the second year in a row in 2015 to Fortune magazine’s “100 Best Companies to Work For” list, which is published annually based on a culture review and surveys of current employees to identify and recognize companies that create positive work environments with high employee morale and fulfillment.  In 2015, we were also named to the Fortune “50 Best Workplaces for Diversity”.  In addition, we were awarded the Best Practices Award in both January 2015 and January 2016 recognizing best overall performance among the Transforming Data into Knowledge (TDn2K)/People Report consortium based on restaurant management retention, hourly employee retention, composite diversity, year-over-year improvement and community involvement.

Preopening Costs for New Restaurants

Due to the highly customized and operationally complex nature of our upscale, high volume concepts and the investment we make in properly training our staff to operate our restaurants, our preopening process is more extensive, time consuming and costly than that of most chain restaurant operations.  Preopening costs for a typical The Cheesecake Factory restaurant in an established market average approximately $1.4 million to $1.5 million and include all costs to relocate and compensate restaurant management employees during the preopening period, costs to recruit and train hourly restaurant employees, and wages, travel and lodging costs for our opening training team and other support staff members.  Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities.  Preopening costs are generally higher for larger restaurants and initial entry into new markets and lower when we relocate a restaurant within its local market.  We usually incur the most significant portion of preopening costs within the two months immediately preceding and the month of a restaurant’s opening.

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

Bakery Operations

We own and operate two bakery production facilities, one in Calabasas Hills, California, and one in Rocky Mount, North Carolina.  Our facility in California accommodates both production operations and corporate support personnel, while our facility in North Carolina houses production operations and a distribution center.  In fiscal 2013, we exercised an option to vest our ownership in land adjacent to our North Carolina facility which, along with additional space on our existing property, can accommodate further expansion.

We produce approximately 70 varieties of cheesecakes and other baked desserts for our restaurants and external customers based on proprietary recipes.  Some of our most popular cheesecakes include the Original Cheesecake, Ultimate Red Velvet Cake CheesecakeTM, Reese’s® Peanut Butter Cup Chocolate Cake CheesecakeTM, Godiva® Chocolate Cheesecake, Oreo® Dream Extreme Cheesecake, Fresh Strawberry and Salted Caramel.  Other popular baked desserts include Chocolate Tower Truffle CakeTM, Carrot Cake, Black-Out Cake and Lemoncello Cream Torte.

The primary role of our bakery operations is to produce innovative, high quality cheesecakes and other baked desserts for sale at our restaurants and those of our international licensees.  Dessert sales represented approximately 16% of our restaurant sales in fiscal 2015, 2014 and 2013 and are important to restaurant-level profitability.  Vertical integration of this vital part of our brand gives us control over the creativity and quality of our desserts and is also more profitable than buying from a third party.

We also leverage our brand identity and profitably utilize our bakery production capacity by selling cheesecakes and other baked products to external foodservice operators, retailers and distributors.  Items produced for outside accounts are marketed under The Cheesecake Factory® trademark, The Dream Factory® trademark, The Cheesecake Factory Bakery® mark and other private labels.  Current large-account customers include the leading national warehouse club operators, foodservice distributors, supermarkets and other restaurants, a national retail bookstore cafe and foodservice operators.  We sell baked goods internationally under both The Cheesecake Factory® and The Dream Factory® trademarks in 27 countries, including to all licensed The Cheesecake Factory® restaurants.  We currently sell a selection of our The Cheesecake Factory branded cakes online and in catalogs through an agreement with an upscale retailer.

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

Substantially all of our food and supplies are available from multiple qualified suppliers, which helps to mitigate our risk of commodity availability and obtain competitive prices.  We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as cream cheese, depending on market conditions and expected demand.  Historically, we were unable to contract directly for extended periods of time for certain of our commodities such as some produce, wild-caught fresh fish and certain dairy items.  We recently entered into longer-term fixed pricing agreements for additional dairy items and continue to evaluate the possibility of entering into similar agreements for other commodities.  We also periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing our risk and variability in these categories.  Although these vehicles and markets may be available to us, we may choose not to enter into contracts due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors.  Where we have not contracted, commodities can be subject to unforeseen supply and cost fluctuations, which at times can be significant.  Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be even more susceptible to price fluctuation than other products.  (See Item 1A — Risk Factors — “Our inability to anticipate and react effectively to changes in the costs of key operating resources, including food, utilities, other supplies and services and labor, may increase our cost of doing business, which may materially adversely affect our financial performance.”)

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

Because much of our environmental impact comes from the ingredients we use in our menu items and bakery products, we are initially focusing our efforts on our suppliers.  We are working with our direct suppliers to source not only the highest quality ingredients, but also to help us identify ingredients that are more sustainably grown, harvested and raised.  We also strive to purchase products that are produced, grown, manufactured and transported in a manner that addresses the risk of slavery and human trafficking in our supply chain.

We are working on reducing our environmental footprint by building and maintaining more energy-efficient restaurants, conserving water and reducing waste.  This includes installing low wattage light bulbs, energy-efficient heating, ventilation and air conditioning units and water flow control valves.  During 2015, we tested an energy management system in two restaurants to help us use electricity and natural gas more efficiently.  We plan to extend this technology to additional locations in 2016.  Approximately one-third of our restaurants now utilize variable-speed fan hoods that automatically adjust velocity in accordance with the temperature on the cook line.  We plan to install these fans in the remaining restaurants where we expect to gain measurable energy efficiencies from this technology.  We utilize highly recyclable resins in our takeout packaging and recycled material in our paper napkins and towels.  In addition, we maintain a best practices guide to educate our restaurant operators on ways to minimize energy consumption in their restaurants.  We continue to explore green construction techniques and materials, and during 2015, installed solar panels at the corporate office and built our new training center to Leadership in Energy & Environmental Design (LEED) specifications.

To learn more about our sustainability and supply chain practices, please visit the “Sustainability” page and the “Supply Chain” page on our website at www.thecheesecakefactory.com.  The contents of our website are not incorporated by reference into this Form 10-K.

Information Technology

Our technology-enabled business solutions are designed to provide effective financial controls, cost management, improved efficiencies and to enhance the customer experience.  Our business intelligence solution and data warehouse architecture provide corporate and restaurant management with information and insights into key operational metrics and performance indicators.  This framework delivers enterprise reporting, dashboards and analytics, and allows access to metrics such as quote and wait time accuracy, employee retention trends, and restaurant quality and service analyses.  Our restaurant point of sale and back-office systems provide information regarding daily sales, cash receipts, inventory, food and beverage costs, labor costs and other controllable operating expenses.  Our kitchen management system provides automated routing and cook line balancing, and synchronizes order completion, ticket time and cook time data, promoting more efficient levels of labor and productivity without sacrificing quality.  We leverage our recipe viewer system to ensure timely and accurate recipe updates, and to provide instructional media content and detailed procedures enabling our staff to consistently prepare our highly complex, diverse menu across all locations.  We utilize a web-based labor scheduling solution to enhance scheduling precision and staff satisfaction.  We also employ a web-based notification and tracking solution to contact our restaurants and monitor our progress in the event of a needed product withdrawal or recall.  In 2015, we began testing our mobile payment application to enable our guests to complete the payment process at any time during their dining experience using their mobile phone and plan to expand mobile pay to our other restaurants in 2016.

Restaurant hardware and software support for all of our concepts is provided by both our internal support services team at our corporate center as well as third-party vendors for remote and on-site restaurant support.  Each restaurant has a private T1 line integrated with our high-speed wide area network to send and receive critical business data as well as to access web-based applications securely.  We recently implemented a failover capability whereby the secondary public circuit is automatically invoked and securely transmits data if the T1 line goes down.  We employ modern restaurant switching and routing technology that provides agility in leveraging and supporting contemporary security standards and practices.  Most of our core and critical applications are now housed in an external tier III data center.  To mitigate business interruptions, we implemented a disk-based data backup and replication infrastructure between our onsite and external data centers so all data is replicated nightly between the two sites.

We employ a multi-disciplined security incident response plan to recognize, manage and resolve cyber security breaches, and we maintain cyber risk insurance coverage to further reduce our risk profile.  Security of our financial data and other personal information remains a high priority for us, led by our information technology department in conjunction with an interdepartmental information security council representing all of our key functional areas.  Enhancements to our cyber security profile continued in fiscal 2015, including continued testing of our Cyber Incident Response Plan and cybersecurity awareness training for our staff members with access to our cyber systems, migrating additional key applications to secure cloud environments, securing our assets through a PKI infrastructure ensuring only trusted devices can access our network and encrypt data flowing between users and applications, enhancing our security event logging and monitoring, and further securing our elevated privileged account access.  Also, in an effort to further secure our customers’ credit card information, we implemented a robust encryption and tokenization platform for all credit card transactions in our restaurants, ensuring that no credit card data is stored in our internal systems.

For a discussion of the risks related to our use of computer networks and technology in the operation of our business, see Item 1A — Risk Factors — “Information technology system failures or breaches of our network security could interrupt our operations and subject us to increased operating costs, as well as to litigation and other liabilities, all of which could materially adversely affect our financial performance.”

Marketing and Advertising

We rely on our reputation, as well as our high profile locations, media interest and positive “word of mouth,” to retain and grow market share rather than using traditional paid advertising through television, radio or print, or using significant discounting to attract consumers.  We utilize a social media and digital marketing strategy that allows us to interact regularly with our customers outside of our restaurants, including communication on Facebook®, Twitter®, Pinterest®, Instagram® and other social media platforms, as well as direct email to customers.  Public relations is another important aspect of our marketing approach, and we frequently appear on local and national television for cooking demonstrations and other brand-building exposure, such as National Cheesecake Day.  We generated over two billion media impressions in fiscal 2015 at little or no cost to us.  We partner with several premiere third-party gift card retailers, contributing to our brand awareness and building gift card sales.  We also attempt to build awareness and relationships with retailers located in the same developments, shopping center operators, local hotel concierges, neighborhood groups and others in the community.  In addition, for restaurants opening in new markets, we strive to obtain local television, radio station and newspaper coverage in order to benefit from publicity at low or no cost.  At times, we also engage in marketing and advertising opportunities in selective local markets.

Our international licensees are committed to opening each new restaurant with marketing that can be comprised of a mix of elements including print, billboards, digital and radio.  We maintain final approval of our licensee’s marketing campaigns to promote consistency in the look and feel of marketing efforts including our brand, domestically and abroad.  We also work with a global intelligence consultant to, among other things, better understand local perceptions and news reporting of food, generally, and our brand, in particular, in international markets.  (See Item 1A — Risk Factors — “If we are unable to protect the value of our brands and our reputation, sales at our restaurants may be negatively impacted, which may materially adversely affect our financial performance.”)

Seasonality and Quarterly Results

While seasonal fluctuations generally do not have a material impact on our quarterly results, the year-over-year comparison of our quarterly results can be significantly impacted by the number and timing of new restaurant openings and associated preopening costs, the calendar days of the week on which holidays occur, the impact from inclement weather and other climatic conditions, and other variations in revenues and expenses.  As a result of these factors, our financial results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Food Safety and Quality Assurance

Our risk, food safety and quality assurance teams oversee food safety, nutritional and regulatory compliance in direct support of our restaurants and bakeries to ensure that safe, high quality foods are produced in a clean and safe environment.  Our food safety systems are focused on preventing contamination and illness and executing to all regulatory requirements as well as industry standards.  Our work and management processes are verified by routine internal and third party health inspection audits and regulatory agency inspections.   In addition, our manufacturing plants conduct daily food safety and quality inspections and our plants operate under certified food safety and quality systems.

In selecting suppliers, we look for key performance indicators relating to sanitation, operations and facility management, good manufacturing and agricultural practices, product protection, recovery and food security.  In addition to measuring and testing food safety and security practices, we strive to ensure that all our food suppliers have annual food safety and quality system audits.  Our restaurants and bakery facilities also follow regulatory guidelines required for conducting and managing ingredient and product traceability.  We utilize a web-based notification and tracking solution to efficiently contact our restaurants and monitor our progress in the event of a voluntary or mandatory product withdrawal or recall.  We utilize ozone cleaning systems for certain ingredients in approximately one-half of our prep kitchens, and plan to further roll out this program in order to provide an effective “green” sanitizing method that is consistent with our sustainability goals.  (See Item 1A — Risk Factors — “Concerns relating to food safety, food-borne illness, pandemics and other diseases could reduce customer traffic to our restaurants, or cause us to be the target of litigation, which could materially adversely affect our financial performance.”)

Government Regulation

As a restaurant company, we are subject to numerous federal, state and local laws affecting our business.  Each of our restaurants is subject to licensing and regulation by a number of government authorities, which may include alcoholic beverage control, health, sanitation, environmental, labor, zoning and public safety agencies in the state or municipality in which the restaurant is located.  We are also subject to federal and state environmental regulations, including water usage, sanitation disposal and transportation mitigation.  During fiscal 2015, there were no material capital expenditures for environmental control facilities and no material expenditures for this purpose are anticipated.

In addition to domestic regulations, our international business exposes us to additional regulations, including antitrust and tax requirements, anti-boycott legislation, import/export and customs regulations and other international trade regulations, the USA Patriot Act and the Foreign Corrupt Practices Act.  For a discussion of the potential impact on our business of a failure by us to comply with applicable laws and regulations, see Item 1A — Risk Factors — “Changes in, or any failure to comply with, applicable laws or regulations could materially adversely affect our ability to operate our restaurants and/or increase our cost to do so, which could materially adversely affect our financial performance.”

As a manufacturer and distributor of food products, we are subject to a number of food safety laws, including the Federal Food, Drug and Cosmetic Act, the Public Health Security and Bioterrorism Preparedness Response Act of 2002, the Federal Food Safety Modernization Act and regulations concerning nutritional labeling under the Patient Protection and Affordable Care Act of 2010 (“PPACA”).  This comprehensive regulatory framework governs the manufacture (including composition and ingredients), labeling, packaging and safety of food in the United States.  In addition, several states and local jurisdictions have adopted or are considering various food and menu nutritional labeling requirements, many of which are inconsistent or are interpreted differently from one jurisdiction to another and many of which may be superseded by the new federal regulations under the PPACA.

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

In addition, we are subject to dram shop statutes in most of the states in which we operate, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.  We carry liquor liability coverage as part of our existing comprehensive general liability insurance.  For a discussion of the potential impact of a settlement or judgment in excess of our liability insurance coverage, see Item 1A — Risk Factors — “If we are unable to manage our business risks, costs associated with litigation and insurance could increase, which could materially adversely affect our financial performance.”

Various federal, state and local laws govern our operations and our relationships with our staff members, including such matters as minimum wages, breaks, exempt classifications, overtime, tip credits, fringe benefits, leaves, safety, working conditions, provision of health insurance and citizenship or work authorization requirements.  We are also subject to the regulations of the Department of Homeland Security, the U.S. Citizenship and Immigration Services and U.S. Immigration and Customs Enforcement.

Our facilities must comply with the applicable requirements of the Americans with Disabilities Act of 1990 (“ADA”) and related federal and state statutes which prohibit discrimination on the basis of disability with respect to public accommodations and employment.  Under the ADA and related state and local laws, we take steps to make our new or significantly remodeled restaurants, our corporate and bakery facilities and our websites readily accessible to disabled persons. We make reasonable accommodations for the employment of disabled persons as required by applicable laws.

A significant number of our hourly restaurant staff members receive income from gratuities.  We participate voluntarily in a Tip Reporting Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service (“IRS”).  By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only FICA tax assessments for unreported or underreported tips.  However, we do not require tip pooling. We rely on our staff members to accurately disclose the full amount of their tip income and base our reporting on the disclosures provided to us by such tipped staff members.

We are subject to laws relating to information security, privacy, cashless payments and consumer credit, protection and fraud.  An increasing number of governments and industry groups worldwide have established data privacy laws and standards for the protection of personal information (including social security numbers), financial information (including credit card numbers) and health information.  We must continually update our information technology systems and staff member training in order to comply with these laws.  (See Item 1A — Risk Factors — “Information technology system failures or breaches of our network security could interrupt our operations and subject us to increased operating costs, as well as to litigation and other liabilities, all of which could materially adversely affect our financial performance.”)

Trade Names, Trademarks and Other Intellectual Property

We own and have applied to register trade names, logos, service marks, trademarks, copyrights and other intellectual property (collectively, “Intellectual Property”) in the United States and in additional countries throughout the world in restaurant and bakery goods categories, among others.  We regard our Intellectual Property, including “The Cheesecake Factory,” “Grand Lux Cafe,” “RockSugar Pan Asian Kitchen,” “The Cheesecake Factory Bakery,” and “The Dream Factory,” as well as our trade dress, as having substantial value and as being important to our marketing efforts.  Our policy is to pursue registration of our important Intellectual Property whenever commercially feasible and to vigorously oppose infringements of our Intellectual Property.  The duration of Intellectual Property registrations varies from country to country.  However, registrations of Intellectual Property are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.  We have also registered various Internet domain names, including “www.thecheesecakefactory.com,” “www.grandluxcafe.com,” “www.rocksugarpanasiankitchen.com,” and “www.thecheesecakefactorybakery.com” and derivations of these and other domain names to include international country codes.

Charitable Giving

In 2001, we sponsored the formation of The Cheesecake Factory Oscar and Evelyn Overton Charitable Foundation (“Foundation”), a 501(c)(3) qualified, non-profit charitable organization.  Our Foundation was created as a means to give back to the communities our restaurants serve, as well as to unite our staff members in charitable causes.  Since the inception of its annual Invitational Charity Golf Tournament, the Foundation has raised $2.7 million, including $0.2 million in fiscal 2015, for the City of Hope Comprehensive Cancer Center, a leading research and treatment center for cancer, diabetes and other life-threatening diseases in Southern California.  In fiscal 2015, over 3,000 of our staff members volunteered their time to the Foundation to serve more than 6,000 holiday meals to low-income individuals and families in 13 Salvation Army centers across the country at our annual Thanksgiving Day Feast.  Additionally, the Foundation provides sponsorships for teams comprised of our staff members who work directly with non-profit organizations in their communities to support a variety of local and national initiatives selected by our staff members.

In addition to the efforts of the Foundation, the Company directly participates in the Harvest Food Donation Program by donating surplus food from our restaurants to local food rescue operations for distribution to soup kitchens and shelters to aid those in need.  In fiscal 2015, we donated approximately 500,000 pounds of food through this program.  Additionally, in fiscal 2015, we donated $0.1 million to the 2015 Special Olympics World Games and $0.4 million to Feeding America®, the nation’s largest domestic hunger-relief organization through sales of our Salted Caramel and Lemon Meringue cheesecakes, bringing our total contributions to Feeding America® to $3.6 million over the past eight years.  Our staff members also collected more than 180,000 pounds of peanut butter nationwide in 2015 to support Feeding America’s annual campaign to bring awareness to and help fight domestic hunger by donating peanut butter to local food banks.  We also partnered with the California Community Foundation to provide a method for our staff members to assist other staff members in need through our The Cheesecake Factory “HELP” fund.

Employees

As of December 29, 2015, we employed approximately 37,600 people, of which approximately 36,500 worked in our restaurants, approximately 700 worked in our bakery operations and approximately 400 worked in our corporate center and restaurant field supervision organization.  Our staff members are not covered by any collective bargaining agreements, and we consider our relations with our staff members to be favorable.  Our focus on the development, engagement and retention of our staff and managers contributed to The Cheesecake Factory being named in 2015 for the second year in a row to Fortune magazine’s “100 Best Companies to Work For” list, among other human resources awards.  (See Restaurant Operations, Management and Staffing.)

Executive Officers of the Registrant

David Overton, age 69, serves as our Chairman of the Board and Chief Executive Officer.  Mr. Overton co-founded our predecessor company in 1972 with his parents, Oscar and Evelyn Overton.  He is also a founding member and director of our Foundation.

David M. Gordon, age 51, was appointed President of the Company in February 2013.  Mr. Gordon joined our Company in 1993 as a Manager and held operational positions, including General Manager, Area Director of Operations, Regional Vice president and Chief Operating Officer prior to his appointment as President.  He is also a director of our Foundation.

W. Douglas Benn, age 61, was appointed Executive Vice President and Chief Financial Officer in 2009.  Mr. Benn is a veteran of the restaurant industry having spent more than 20 years in management roles with restaurant companies.  Prior to joining the Company, he served as Executive Vice President and Chief Financial Officer of RARE Hospitality International, owner of the LongHorn Steakhouse and The Capital Grille concepts, prior to that company’s sale to another multi-concept, public restaurant company in 2007.  He is also an advisory director of our Foundation.

Max S. Byfuglin, age 70, serves as President of The Cheesecake Factory Bakery Incorporated, our bakery subsidiary.  Mr. Byfuglin joined our bakery operations in 1982 and worked closely with our founders, serving in nearly every capacity in our bakery operations over the past 33 years.

Debby R. Zurzolo, age 59, serves as our Executive Vice President, Secretary and General Counsel.  Ms. Zurzolo joined our Company as Senior Vice President and General Counsel in 1999 and was appointed to her current positions in 2003.  From 1982 until joining the Company, she practiced law at Greenberg Glusker Fields Claman & Machtinger LLP in Los Angeles, California.  As a partner with that firm, Ms. Zurzolo represented us on various real estate and other business matters.  She is also a founding member and director of our Foundation.

Cheryl M. Slomann, age 50, serves as our Senior Vice President, Corporate Controller and Chief Accounting Officer since March 2014.  Ms. Slomann joined our Company in April 2004 as Vice President, Corporate Controller and was appointed as our Chief Accounting Officer in February 2005.

ITEM 1A.                                       RISK FACTORS

An investment in our common stock involves risks and uncertainties.  In addition to the information contained elsewhere in this Annual Report on Form 10-K and other filings that we make with the SEC, you should carefully read and consider the risks described below before making an investment decision.  The occurrence of any of the following risks could materially harm our business, operating results, earnings per share (EPS), financial position, cash flows and/or trading price of our common stock (individually and collectively referred to as our “financial performance”).  In addition, our actual results could vary materially from any results expressed or implied by forward-looking statements contained in this report, in any of our other filings with the SEC and other communications by us, both written and oral, depending on a variety of factors, including the risks and uncertainties described below.  It is not possible for us to predict all possible risks or the impact these factors could have on us or the extent to which any one factor, or combination of factors, may materially adversely affect our financial performance.

Risks Related to Our Financial Performance

The impact global and domestic economic conditions have on consumer discretionary spending could negatively impact our business and financial performance.

Dining out is a discretionary expenditure that historically has been influenced by overall domestic and global economic conditions, and to varying degrees by specific factors such as but not limited to: unemployment, general and food-specific inflation, consumer confidence, consumer purchasing and saving habits, credit conditions, population growth and wage rates.  Material changes with respect to governmental policy related to domestic and international fiscal concerns, and/or changes in major central bank policies with respect to monetary policy also could affect consumer discretionary spending, which could affect our guest traffic and average check per guest, thus potentially having a material impact on our financial performance.  While domestic economic indicators have generally improved since recessionary 2008, there remains a good level of uncertainty, which may be exacerbated as interest rates have started to rise from historically low levels and forecasts for increased future GDP growth are frequently revised downward.  These characteristics and uncertainties also appear to be consistent with international markets.  If the economic conditions do not meaningfully improve, the slow-paced U.S. economic recovery may continue and possibly deteriorate, and our financial performance could be materially affected in either scenario depending on consumer response to such economic conditions and evolving dining out patterns.

Our financial performance may be materially adversely affected if we are unable to grow comparable restaurant sales, control costs and/or increase guest traffic.

Changes in comparable restaurant sales occur because of (i) customer traffic increases or decreases, (ii) menu price increases, and (iii) menu mix shifts.  If we are unable to grow comparable restaurant sales and our costs increase, or if comparable restaurant sales decrease and costs remain flat or increase, the effect, over time, is to spread costs across a lower level of sales, which could materially adversely affect our financial performance.

If we are unable to increase customer traffic in our restaurants, our ability to grow our comparable restaurant sales could be hindered.  Changes in customer traffic are impacted by a variety of factors, including macroeconomic conditions that impact customer discretionary spending, competition from other restaurants (both in the upscale casual dining segment and in other segments of the restaurant industry, such as fast casual), consumer perception of our concepts’ offerings in terms of quality, price, value and service, changes in consumer eating habits, including substituting other dining options (such as grocery prepared meals, fast casual dining, or mobile catering) for full service, restaurant dining experiences, irregular and increasingly volatile weather, demographic, economic and other adverse changes in the trade areas in which our restaurants are located and changes in the regulatory environment.  We can provide no assurance that we will be successful in achieving increased customer traffic.

We utilize menu price increases to help offset inflation of key operating costs.  However, our menu price increases may be insufficient to absorb or offset increased costs and, if not accepted by customers, menu price increases could result in reduced customer traffic, which could reduce our growth in comparable restaurant sales and materially adversely affect our financial performance.  We are also considering regional pricing to offset operating cost pressures that may be specific to certain geographic areas, such as minimum wage and minimum tip credit wage increases.  Should we proceed with regional pricing, our financial performance could suffer if we fail to appropriately identify regions for differentiated pricing or to effectively differentiate pricing by and between such regions.  We may also incur additional costs to print various menu versions to accommodate our regional pricing strategy.

Our menu mix could be materially adversely affected if our customers purchase fewer menu items or lower cost menu items to reduce the amount of their check.  Unfavorable menu mix shifts could reduce our average check even if customer traffic increases, negatively impacting our ability to grow comparable restaurant sales, which could materially adversely affect our financial performance.

Failure to effectively compete for customer traffic may materially adversely affect our financial performance.

We operate in an industry that is highly competitive with respect to menu and food quality, service, access to qualified operations personnel, location, décor and value.  There are a number of other restaurant operators that compete with us for customer traffic, some of which have significantly greater resources to market aggressively to consumers, which could result in our concepts losing market share.  We believe that many consumers remain focused on value, and if other restaurant operators are able to promote and deliver a higher degree of perceived value through heavy discounting or other methods, our customer traffic levels may decline, which could materially adversely affect our financial performance.  In addition, with the increased variety of fresh and local product offerings at fast casual restaurants, quick-service restaurants, mobile catering and grocery stores, consumers may choose to trade down to these alternatives, which could also materially adversely affect our financial performance.

If we are unable to protect the value of our brands and our reputation, sales at our restaurants may be negatively impacted, which may materially adversely affect our financial performance.

The Cheesecake Factory’s reputation for quality and breadth of menu items and bakery products significantly contributes to the total experience that customers enjoy in our restaurants.  We must protect and grow the value of our brands domestically and globally to continue to be successful in the future.

If we experience negative publicity, regardless of any factual basis, relating to food quality, restaurant facilities, customer complaints or litigation alleging injury or food-borne illnesses, food tampering or contamination or poor health inspection scores, sanitary or other issues with respect to food processing by us or our suppliers, labor relations or any failure to comply with applicable regulations or standards or other negative publicity, sales at our restaurants may be adversely impacted, which could materially adversely affect our financial performance.  Additionally, with the importance and impact of social media, any negative publicity by a customer who perceives or experiences a failure by us to provide a positive dining experience, including in restaurants operated by our international licensees, may be magnified and reach a large portion of our customer base in a very short period of time, which could harm the value of our brand and materially adversely affect our financial performance.

Our inability to anticipate and react effectively to changes in the costs of key operating resources, including food, utilities, other supplies and services and labor, may increase our cost of doing business, which may materially adversely affect our financial performance.

We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as cream cheese, depending on market conditions and expected demand.  Historically, we were unable to contract directly for extended periods of time for certain of our commodities such as some produce, wild-caught fresh fish and certain dairy items.  We recently entered into longer-term fixed pricing agreements for additional dairy items and continue to evaluate the possibility of entering into similar arrangements for other commodities.  We also periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing our risk and variability in these categories.  Although these vehicles and markets may be available to us, we may choose not to enter into contracts due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors.  Additionally, the cost of commodities subject to government regulation, such as dairy and corn, can be even more susceptible to price fluctuation.  Our financial performance could be materially adversely affected if we are unable to effectively manage the cost of our principal commodity, supply and equipment requirements.

In de-regulated markets, we engage in a competitive bidding process for our gas and electric requirements.  If this process yields favorable bid results, we may enter into utility supply agreements for certain of our restaurants.  Although such supply agreements can vary in length, historically the majority have been for one-year terms.  Resources that we may purchase on the international market are subject to fluctuations in both the value of the U.S. dollar and increases in global demand.  Also, our suppliers may be impacted by increased input costs to produce and transport resources that we use in our restaurants and bakery manufacturing facilities, which could eventually increase our cost for such commodities.

Health care costs, in particular, continue to rise and are especially difficult to project. Material increases in costs associated with medical claims or an unusually high number of severe medical claims or other unfavorable fluctuations in the severity or frequency of such claims may cause health care costs to vary substantially from quarter-to-quarter and year-over-year.  We act as a self-insurer under our health and dental plans and mitigate losses by carrying stop loss coverage.  However, given the unpredictable nature of actual claims trends, including the severity or frequency of claims, in any given year our health care costs could significantly exceed our estimates, which could materially adversely affect our financial performance.  The Patient Protection and Affordable Care Act as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (“PPACA”) was enacted in 2010.  While PPACA has not had a significant impact on our health care benefit costs, we cannot be certain that this will continue in the future.  Until the uncertainty surrounding PPACA is finally resolved and the implementation and administration of PPACA is more fully matured, there remains a risk that PPACA may cause our health care costs to rise in the near and long-term future.  Material increases in health care costs could materially adversely affect our financial performance.

While we try to partially offset increases in the costs of key operating resources by gradually raising prices for our menu items and bakery products, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future.  (See Risk Factor “Our financial performance may be materially adversely affected if we are unable to grow comparable restaurant sales, control costs and/or increase guest traffic.”)  Our financial performance could be materially adversely affected if we are unable to anticipate and effectively respond to increases in our operating costs.

We are experiencing significant wage rate inflation.  If we are unable to offset higher wage costs, we will experience an increase in our cost of doing business, which will adversely impact our financial performance.

Increases in minimum wages and minimum tip credit wages could materially adversely affect our financial performance.  We operate in many states and localities where the minimum wage is significantly higher than the federal minimum wage and in such areas our staff members receive minimum compensation equal to the state or locality’s minimum wage.  In other geographic areas, some of our staff members may be paid a tip credit wage that is supplemented by gratuities received from our customers.  Many states and localities have begun to significantly increase their minimum wage and tip credit wage while others and the Federal government also are contemplating similar increases.  In addition to increasing the wages paid to our minimum wage and tip credit wage earners, these increases create pressure to increase wages paid to other staff who, in recognition of their tenure, performance, job responsibilities and other similar considerations, historically received a rate of pay exceeding the applicable minimum wage or minimum tip credit wage.  Because we employ a large workforce, minimum wage and tip credit wage increases have a particularly significant impact on our labor costs.  Our vendors and business partners are similarly impacted by wage inflation and have already begun to increase our cost for goods and services in order to offset their increasing labor costs.  We expect these trends will continue as minimum wages and minimum tip credit wages continue to rise.

While we try to partially offset increases in the costs of key operating resources by gradually raising prices for our menu items and bakery products, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future.  (See Risk Factor “Our financial performance may be materially adversely affected if we are unable to grow comparable restaurant sales, control costs and/or increase guest traffic.”)  If we are unable to anticipate and respond to increases in our operating costs, our financial performance could be materially adversely affected.

If we are unable to secure an adequate number of high quality sites for future restaurant openings, the growth of our concepts may be adversely impacted, which could materially adversely affect our financial performance.

Our future revenue and EPS growth depend on the availability and selection of high quality sites that meet our criteria.  The number and timing of new restaurants opened during any given period, and their associated contribution to financial growth for the period, will depend on a number of factors including, but not limited to:

•                  unforeseen delays due to market conditions, the highly customized nature of our restaurant concepts, and the complex design,  construction, and preopening process for each new location;

•                  the identification and availability of high quality locations;

•                  an increase in competition for available premier locations;

•                  the influence consumer shopping trends has on the availability of sites in traditional locations, such as premier shopping centers;

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

Inability to obtain an adequate number of suitable sites could materially adversely affect our financial performance.

We may incur additional costs if we are unable to renew our restaurant leases on similar terms and conditions, or at all, or to relocate our restaurants in certain trade areas, which could materially adversely affect our financial performance.

We currently lease all of our restaurant premises and, although we remain flexible to other arrangements, we currently plan to continue to lease our restaurant locations in the future.  Some of our leases have terms that will expire in the next couple of years and beyond.  Many of these leases include renewal options; however, several do not.  Lease expirations allow us to opportunistically evaluate the possibility of relocating certain restaurants to higher quality sites and trade areas over time.  However, doing so may involve additional costs, such as increased rent and other expenses related to renegotiating the terms of occupancy of an existing lease, and the costs to relocate and develop a replacement restaurant, if we choose not to renew a lease, or are unable to do so, on favorable terms in a desirable location.  In addition, we may elect to terminate certain leases prior to their expiration dates in order to improve financial performance in certain trade areas over the long term.  However, we may be unable to negotiate favorable terms for such early terminations.  Additional costs related to expiring restaurant lease terms or our inability to terminate certain restaurant leases under favorable terms could materially adversely affect our financial performance.

Our financial performance could be materially adversely affected if we fail to retain, or effectively respond to a loss of, key executives.

The success of our business continues to depend in critical respects on the contributions of David Overton, our founder, Chairman of the Board and Chief Executive Officer, and other senior executives of the Company.  The departure of Mr. Overton or other senior executives could have a material adverse effect on our business and long-term strategic plan.  We have a succession plan that includes short-term and long-term planning elements intended to allow us to successfully continue operations should any of our senior management become unavailable to serve in their respective roles.  However, there is a risk that we may not be able to implement the succession plan successfully or in a timely manner or that the succession plan will not result in the same financial performance we currently achieve under the guidance of our existing executive team.

If we are unable to successfully recruit and retain qualified restaurant management and operating personnel in an increasingly competitive market, we may be unable to effectively operate and grow our business and revenues, including executing on our plans for domestic and international expansion, which could materially adversely affect our financial performance.

We must continue to attract, retain and motivate a sufficient number of qualified management and operating personnel to maintain consistency in the service, hospitality, quality and atmosphere of our restaurants, both domestically and internationally.  Qualified management and operating personnel are typically in high demand.  Our ability to operate and expand our concepts effectively could be limited if we are unable to attract and retain high caliber people.  In addition, we continue to require the services of our senior management and operating personnel to support our international expansion efforts.  If we are unable to recruit and train managers to work at restaurants operated by our licensees while adequately maintaining sufficient numbers of managers for our Company-owned locations, the quality of our operations may suffer, the reputation of our brand may be harmed and our ability to effectively grow our business may be hindered, any of which could materially adversely affect our financial performance.

Our inability to offer long-term equity incentive compensation may harm our ability to retain key employees, which could materially adversely affect our operations and financial performance.

As part of a competitive compensation package, we grant equity awards to key staff members, including our executives and our General Managers and Executive Kitchen Managers who run our restaurants.  From time to time, we may ask our stockholders to approve additional shares in our equity compensation plan to allow us to continue to grant equity awards as part of our compensation packages.  Stockholder advisory groups utilize guidelines to issue voting recommendations intended to influence stockholder votes regarding approval of proxy proposals.  If we are unable to meet the formulae required to obtain favorable recommendations or otherwise are unable to receive stockholder support for our share increase proposals, our ability to use equity compensation to incentivize our staff will be materially adversely affected.  If we are unable to grant equity compensation awards at a competitive level, we would need to offer equally compelling alternatives to supplement our compensation, including long-term cash compensation plans, or to significantly increase short-term cash compensation, in order to continue to attract and retain key personnel.  If we are required to use these alternatives, our compensation costs could increase significantly, which would materially adversely affect our financial performance.

Our inability to effectively use and monitor social media could harm our marketing efforts as well as our reputation, which could materially adversely affect our restaurant sales and financial performance.

Our marketing efforts include an emphasis on social media.  Many of our competitors are expanding their use of social media and new social media platforms are rapidly being developed, potentially making traditional media platforms obsolete.  As a result, we need to continuously innovate and develop our social media strategies in order to maintain broad appeal.  Social media can be challenging because it reaches a broad audience with an ability to respond or react, in near real time, with comments that are often not filtered or checked for accuracy.  Social media’s reach may magnify any negative publicity and messages can “go viral” necessitating effective crisis response in real time.  As a result, if we do not appropriately manage our social media strategies and respond effectively to negative social media, our marketing efforts in this area may not be successful and any failure (or perceived failure) to effectively respond to negative or potentially damaging social media chatter, whether accurate or not, could damage our reputation, which could materially adversely affect our restaurant sales and financial performance.

Concerns relating to food safety, food-borne illness, pandemics and other diseases could reduce customer traffic to our restaurants, or cause us to be the target of litigation, which could materially adversely affect our financial performance.

We dedicate substantial resources and provide training to ensure the safety and quality of the food we serve.  Nevertheless, we face food safety risks, including the risk of food-borne illness and food contamination, which are common both in the restaurant industry and the food supply chain and cannot be completely eliminated.  We rely on our network of suppliers to properly handle, store and transport our ingredients, until delivery to our restaurants.  Any failure by our suppliers, or their suppliers, could cause our ingredients to be contaminated, which could be difficult to detect and put the safety of our food in jeopardy.  We freshly prepare our menu items at our restaurants, which may put us at greater risk for food-borne illness outbreaks than some of our competitors who use processed foods or commissaries to prepare their food.  The risk of food-borne illness may also increase whenever our menu items are served outside of our control, such as by third party food delivery services, customer take out or at catered events.

Adverse publicity or news reports, regardless of accuracy, regarding food quality or safety issues, illness, injury, recalls, health concerns, government or industry findings concerning food products served by us or our licensees, or issues stemming from the operation of our restaurants or bakery, restaurants operated by our licensees or other foodservice providers, third parties with whom we may co-brand products or who sell or distribute our products, or third parties we may use to procure materials used in our business, or generally in the food supply chain, could be damaging to the restaurant industry overall and specifically harm our brand and reputation, which in turn could materially adversely affect our financial performance.

If a pathogen, such as Ebola, “mad cow disease,” “SARS,” “swine flu,” avian influenza, norovirus or other virus or bacteria, such as salmonella or e.coli, or if parasites or other toxins infect the food supply (or are believed to have infected the food supply), the demand, availability and price of certain food items may be adversely impacted.  Additionally, if our customers or employees become infected with a pathogen that is transmittable by human-to-human, food-to-human or human-to-food contact, customers may avoid our restaurants or it may become difficult to adequately staff our restaurants, the occurrence of either or both of which may materially adversely affect our financial performance.  Any adverse food safety occurrence may result in litigation against us by consumers, governmental authorities and others.  Although we carry liability and other insurance coverage to mitigate against these risks, not all risks of this nature are fully insurable and, even if insured, the negative publicity associated with such an event may cause a decrease in customer patronage which may materially adversely affect our financial performance.

In addition to selling products throughout the world through various distribution channels, including, without limitation, supermarkets, mass market retailers, club stores and various other food service and retail channels, our two bakery facilities are the only sources of most of our baked desserts to our restaurants.  If any of our bakery products becomes subject to a product recall or market withdrawal, whether voluntary or involuntary, our costs to conduct such recall or market withdrawal could be significant, restaurant sales as well as third party sales of bakery product may be reduced and our reputation could be harmed, which could materially adversely affect our financial performance.

In addition, any adverse food safety event could result in mandatory or voluntary product withdrawals or recalls and regulatory and other investigations, any of which could disrupt our operations, increase our costs, require us to respond to findings from regulatory agencies that may divert resources and assets, and result in potential civil fines and penalties as well as other legal action.  In extreme cases, adverse findings could lead to criminal fines and penalties.

Information technology system failures or breaches of our network security could interrupt our operations and subject us to increased operating costs, as well as to litigation and other liabilities, all of which could materially adversely affect our financial performance.

We rely heavily on our in-restaurant and enterprise-wide computer systems and network infrastructure across our operations (“Cyber Environment”), which could be vulnerable to various risks.  The efficient management of our operations depends upon our ability to protect our Cyber Environment against damage from physical theft, casualties such as fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, denial of service attacks, viruses, worms, malware, breaches of the algorithms we and our third-party service providers use to encrypt and protect data, including consumer transaction and credit card data, and other disruptive problems caused by hackers or others who intentionally target Cyber Environment vulnerabilities of companies such as ours (collectively, “security incidents”).  We employ both internal resources and external consultants to conduct auditing and testing for weaknesses in our Cyber Environment to reduce the likelihood of any security incident and we have developed a multi-disciplined security incident response plan to help ensure that our executives are fully and accurately informed and managing, with the help of content experts, the discovery, investigation, auditing and recovery stages of any security incidents.  However, we can provide no assurance that these measures will be successful in preventing losses in the event of a security incident.  Also, our international licensees have access to certain elements of our intellectual property within their Cyber Environment and may not have developed processes to secure their systems and equipment against a security incident or maintain auditing, testing, investigation or recovery protocols that are as robust as our own, or have the ability to respond to a security incident to the same extent as we may be able to.  Although we maintain a cyber-risk insurance program, available coverage and policy limits may not adequately cover or compensate us in the event of a security incident.  Our financial performance may be materially adversely affected if:

•                  our operations are interrupted because of a security incident;

•                  we are not able to promptly recover from a security incident;

•                  our Cyber Risk insurance program is unable to fully address our losses; or

•                  we are subjected to litigation or regulatory action because of a security incident.

However, we can provide no assurance that these measures will be successful and any damage to or failure of our Cyber Environment to operate effectively because of such events could cause significant delays in customer service, reduce efficiency in our operations, and require significant capital investments to remediate these issues, any of which could materially adversely affect our financial performance.

Our inability to maintain a secure environment for customers’ and staff members’ personal data could harm our reputation and result in litigation against us, which could materially adversely affect our financial performance.

We receive and maintain certain personal information about our customers and staff members.  For example, we transmit confidential credit card information in connection with credit card transactions, and we are required to collect and maintain certain personal information in connection with our employment practices, including the administration of our benefit plans.  The collection and use of this information by us is regulated at the federal and state levels, and the regulatory environment related to information security and privacy is increasingly demanding.  If a security incident occurs involving loss or inappropriate access to or dissemination of such personal information, we could be in breach of applicable laws, incur penalties and other costs to remedy such incident, and such event could harm our reputation and result in litigation against us, any of which could materially adversely affect our financial performance.

Our ability to accept credit cards as payment in our restaurants and for on-line gift card orders depends on us remaining compliant with standards set by the PCI Security Standards Council (PCI).  These standards require certain levels of Cyber Environment security and procedures to protect our customers’ credit card and other personal information.  We continue to evaluate additional security enhancements and have implemented end-to-end encryption and tokenization technology.  However, we can provide no assurance that our security measures will be successful in the event of an attempted or actual security incident.  If these security measures are not successful, we may become subject to litigation or the imposition of regulatory penalties, which could result in negative publicity and significantly harm our reputation, either of which could materially adversely affect our financial performance.

Our failure to adequately protect our intellectual property could limit our ability to globally expand our brand, which could materially adversely affect our financial performance.

We own and have applied to register trade names, logos, service marks, trademarks, copyrights and other intellectual property (collectively, “Intellectual Property”), including The Cheesecake Factory®, The Cheesecake Factory Bakery®, Grand Lux Cafe® and Rocksugar Pan Asian Kitchen® in the United States and in additional countries throughout the world.  Our Intellectual Property is valuable to our business and requires continuous monitoring to protect.  We protect our Intellectual Property in a variety of ways, including by contract and by registration in the United States and in various countries throughout the world.  We regularly and systemically search for misappropriations of our Intellectual Property and seek to enforce our rights whenever appropriate to do so; however, we cannot be assured of success in every case and cannot possibly find all infringing uses of our Intellectual Property.  Furthermore, we have not registered all of our Intellectual Property throughout the world, as doing so may not be feasible because of associated costs or various foreign trademark law prohibitions.  Our inability to effectively protect our Intellectual Property domestically or internationally could limit our ability to globally expand our brand thereby materially adversely affecting our financial performance.

We face a variety of risks related to our international expansion and global brand development efforts that could negatively affect our brand, require additional infrastructure to support such efforts, and expose us to additional liabilities under foreign laws, any of which could materially adversely affect our financial performance.

International operations have a unique set of risks that differ from country to country, and can include, among other risks, political instability, governmental corruption, social, religious and ethnic unrest, anti-American sentiment, loss of senior executives while traveling to foreign destinations, delayed and potentially less effective ability to respond to a crisis occurring internationally, changes in economic conditions (such as currency valuation, disposable income, climate change, unemployment levels and increases in the prices of commodities and labor), the regulatory environment, labor and pension laws, income and other taxes, consumer preferences and practices, as well as changes in the laws and regulations governing foreign investment, joint ventures or licensing arrangements in countries where our licensees are located, the financial stability and wherewithal of our licensees, and local import controls.

Our international licensees are authorized to operate The Cheesecake Factory restaurant concept using our Intellectual Property and systems, and to provide our branded food and bakery products directly to consumers in The Cheesecake Factory restaurants opened in the licensed areas.  We provide extensive and detailed training to our licensees so their employees may be able to effectively execute our operating processes and procedures.  However, since we do not operate these restaurants directly, we can provide no assurance that our licensees will adhere to our operating standards in the same manner as we would were such restaurants operated directly by us.  The products and services our licensees deliver in our branded restaurants may be negatively affected by factors outside of our control, including, but not limited to:

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

•                  changes in economic conditions of our licensees, whether or not related to the operation of our restaurants; and

•                  differences, changes or uncertainties in economic, regulatory, legal, social, climatic, and political conditions, including the possibility of terrorism and social unrest, which may delay our international expansion, result in periodic or permanent closure of foreign restaurants and affect international perception of our brand.

If our licensees have difficulty operating our concept effectively, or receiving an adequate return on their investments, and these difficulties are attributed to us or our brand, our reputation and brand value could be harmed, our revenue from these restaurants could be diminished, and our international growth may be slowed, any of which could materially adversely affect our financial performance.

In order to support our international expansion, our bakeries supply certain of our branded bakery products to our branded restaurants operated by our international licensees.  In order to supply bakery products to these restaurants, we must adapt certain recipes to eliminate locally prohibited ingredients, comply with labeling requirements that differ from those in the United States, and maintain certifications required to export to such countries.  In addition, unexpected events outside of our control, such as trade restrictions, import and export embargos, governmental shutdowns and disruptions in shipping, may affect our ability to transport adequate levels of bakery products to our licensees, for whom we are a sole source of supply for our branded desserts.  A failure to adequately supply bakery products to our internationally branded restaurants could affect the customer experience at those restaurants, resulting in decreased sales, and could, depending upon the reason for the failure, trigger contractual defaults on our part, any of which could materially adversely affect our financial performance.

As we continue the international expansion of our brand, we must comply with regulations and legal requirements, including those related to the protection of our Intellectual Property.  Additionally, we must comply with domestic laws affecting United States businesses that operate internationally, including the Foreign Corrupt Practices Act and anti-boycott laws, and with foreign laws in the countries in which we expand our restaurants.  (See Risk Factor “Changes in, or any failure to comply with, applicable laws or regulations could materially adversely affect our ability to operate our restaurants and/or increase our cost to do so, which could materially adversely affect our financial performance.”)  Our financial performance may also be materially adversely affected by liabilities, costs and expenses we may incur in the event we become subject to lawsuits or other legal actions resulting from the acts or omissions of our licensees.  This is true even though we have taken reasonable steps to protect against such liabilities, including by obtaining contractual indemnifications and insurance coverage.

From time to time we may evaluate acquisitions, joint ventures or other initiatives that could distract management from our business and may create other risks to our business, which may materially adversely affect our financial performance.

We continue to evaluate emerging brands and review the feasibility and likely long-term success of acquiring or developing new brands or expanding potential brand licensing to non-restaurant areas, such as retail products.  As part of this evaluation, we may be presented with opportunities to buy or develop businesses that provide growth opportunities.  Any involvement in any such acquisition, merger, joint venture, alliance or divestiture, and any expansion of our brand to non-restaurant areas, may create inherent risks, including without limitation:

•                  inaccurate assessment of value, growth potential, weaknesses, liabilities, contingent or otherwise, and expected profitability of such ventures;

•                  inability to achieve any anticipated operating synergies or economies of scale;

•                  potential loss of key personnel of any acquired business;

•                  challenges in successfully integrating, operating and managing acquired businesses and workforce and instilling our company culture in new management and staff;

•                  difficulties in aligning enterprise management systems, compensation and benefit plans and policies and procedures;

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

If we do not appropriately scale our infrastructure in a timely manner we may be unable to respond to and support our domestic or international opportunities for growth, which could materially adversely affect our financial performance.

We continually evaluate the appropriate level of infrastructure necessary to support our operational and development plans, including our domestic and international expansion.  If market conditions improve and we are able to identify enough high quality sites to significantly increase the planned number of new restaurant openings in the future, we may be unable to scale or manage the growth of our corporate and field supervision infrastructure in the short term to appropriately support our expansion.  Likewise, if sales decline, we may be unable to reduce our infrastructure quickly enough to prevent sales deleveraging which would materially adversely affect our financial performance.

Our international license agreements require us to provide training and support to our licensees for their development and operation of The Cheesecake Factory restaurants.  We have dedicated certain corporate personnel to international development and continue to utilize the talents of existing management, as we grow our international licensing and operations infrastructure.  In addition, one of the most important aspects of our restaurant operations is our ability to deliver dependable, quality service by experienced staff members who can execute our concepts according to our high standards.  This may require training our licensees’ management in the United States and our licensees’ employees in the licensed territories, as well as providing support in the selection and development of restaurant sites, product sourcing logistics, technological systems, and menu modification.  If we are unable to provide the appropriate level of infrastructure support to our international licensees, including due to the lack of available personnel or due to foreign or domestic restrictions on the ability of our employees to provide training in licensed countries or our licensees’ employees to receive training domestically, or due to self-imposed restrictions on travel of our employees as a result of terrorism or other political unrest in areas in which our licensees operate, our contractual relationships and future international expansion opportunities may be harmed resulting in an adverse effect on our financial performance.

Our inability to successfully operate or expand our Grand Lux Cafe and RockSugar Pan Asian Kitchen brands could materially adversely affect our financial performance.

All of our restaurants are subject to the risks and uncertainties described in this filing.  However, there is an enhanced level of risk and uncertainty related to the operation and potential expansion of our less-established brands, Grand Lux Cafe and RockSugar Pan Asian Kitchen.  We discuss potential Grand Lux Cafe and RockSugar Pan Asian Kitchen sites with landlords and currently plan to open as many as one additional Grand Lux Cafe in fiscal 2016.  However, we can provide no assurance that new units will be accepted in the markets targeted for the expansion of this concept or that we will be able to achieve our targeted returns when opening new locations.  Any such event could materially adversely affect our financial performance.

Changes in, or any failure to comply with, applicable laws or regulations could materially adversely affect our ability to operate our restaurants and/or increase our cost to do so, which could materially adversely affect our financial performance.

We are required to comply with various Federal, State and local laws and regulations, including, without limitation, those relating to alcoholic beverage control, public health and safety, access and use by the disabled, environmental hazards, labor and employment laws, including without limitation, equal wage laws and exempt versus non-exempt employee classifications, and food safety and labeling laws. Changes to these laws and regulations may create challenges for us, and while we subscribe to certain services and have established procedures to identify changes in the laws and regulations, there can be no assurance that we will identify every change and comply therewith on a timely basis. We may incur penalties and other costs, sanctions and adverse publicity by failing to comply with applicable laws, any of which could materially adversely affect our financial performance.

The failure to obtain and/or retain licenses, permits or other regulatory approvals required to operate our business could delay or prevent the opening and/or continued operation of a restaurant or operation of our baking establishments, materially adversely affecting that facility’s operations and profitability and could materially adversely affect our ability to obtain these licenses elsewhere.  In addition, the failure to comply with governmental regulations could subject us to penalties and interruptions in operations.  In certain states, we may be subject to “dram shop” statutes that generally allow a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.  Dram shop litigation may result in significant judgments, including punitive damages.  A settlement or judgment against us under a dram shop statute in excess of our general liability insurance coverage could materially adversely affect our financial performance.

We avail ourselves of provisions in current federal and state tax laws that are favorable to our industry.  Significant changes to those laws as a result of comprehensive federal tax reform, changes in the landscape of taxation of multi-state companies like ours, or changes to existing tax laws in countries where our licensees operate, could materially adversely affect our financial performance.  Significant increases in minimum wages, including the tip credit wage in certain states, paid or unpaid leaves of absence, equal wage legislation, mandatory sick pay and paid time off regulations in a growing number of states and localities, mandated health and/or COBRA benefits, or increased tax reporting, assessment or payment requirements related to our staff members who receive gratuities, or changes in interpretations of existing employment law, including with respect to classification of exempt versus non-exempt employees, could also materially adversely affect our financial performance.

We are subject to federal and state laws that prohibit discrimination in the workplace and that set standards for the design, accessibility and operation of public facilities, such as the Americans with Disabilities Act.  Compliance with these laws and regulations can be costly and failure to comply could create exposure to government proceedings and litigation.  Even a perceived failure to comply could result in negative publicity that could damage our reputation and materially adversely affect our financial performance. In addition, various federal, state and local labor laws and regulations govern our operations and relationships with our staff members, including, but not limited to, minimum wages, breaks, overtime, deductions, certain benefits (including health care benefits), safety, working conditions and citizenship and legal residency requirements.  Changes in, or any failure to comply with, these laws and regulations could subject us to fines or other legal actions.  Settlements or judgments in connection therewith that are not insured against or are in excess of our coverage limitations could materially adversely affect our business and financial performance.

Despite our efforts to maintain compliance with legal requirements, including implementation of electronic verification of legal work status, some of our staff members may not meet state and federal citizenship or residency requirements.  This could result in a disruption in our work force, sanctions against us and adverse publicity.  In addition, immigration-related employment regulations, on both the state and federal level, may make it more difficult for us to identify and hire qualified staff members.  (See Risk Factor “We face a variety of risks related to our international expansion and global brand development efforts that could negatively affect our brand, require additional infrastructure to support such efforts, and expose us to additional liabilities under foreign laws, any of which could materially adversely affect our financial performance” for a discussion of regulatory risks related to our international expansion.)

Our inability to respond appropriately to changes in consumer health and disclosure regulations could negatively impact our operations and competitive position, which could materially adversely affect our financial performance.

PPACA requires restaurant operators with twenty or more locations to make certain nutritional information available to customers.  The nutritional disclosure requirements under PPACA are intended to preempt a patchwork of state and local laws regarding nutritional content disclosures that became prevalent over the past several years.  Establishments covered by the nutritional disclosure requirements under PPACA have until December 1, 2016 to comply with the new rules.  Until the new rules are implemented and enforced, uncertainty with respect to certain details of the new rules and how they will be enforced will continue.  Additionally, until the new rules take effect in December 2016, many states, counties and cities are expected to continue to enforce their own nutritional content disclosure requirements.  The continued uncertainty relating to nutritional content disclosure and ongoing need to comply with a patchwork of various state and local disclosure requirements continues to be a challenge for us, raising our compliance cost and exposing us to risk of non-compliance.  Also, since our menus are printed on a periodic basis, the timing of implementation of new requirements can affect our ability to timely and accurately comply with such legislation, especially when it is subject to continuous changes in interpretation and delays in implementation.

Some states and local and foreign governments also have enacted legislation regulating or prohibiting the sales or disclosure of certain types and/or levels of ingredients in food served in restaurants, such as trans fats, sodium, GMOs and gluten, and are considering taxing and/or otherwise regulating high fat, high sugar and high sodium foods.  The success of our restaurant and bakery operations and that of our international licensees depends, in part, upon our ability to respond effectively to changes in consumer health and disclosure regulations and to adapt our menu offerings and bakery selections to changes in governmental requirements.  If consumer health regulations change significantly, we may be required to modify or discontinue certain menu items.  In addition, dietary restrictions in some international locations where our licensees plan to operate may require us to modify or discontinue serving certain menu items in those locations.  Our inability to respond with appropriate changes to our bakery and menu offerings in response to regulations governing the sale or disclosure of certain ingredients could result in us being unable to sell certain bakery products or menu items in certain jurisdictions and could also lead to negative publicity about our bakery products or menu items, which, in turn, could materially affect customer demand for our concepts and could materially adversely affect our financial performance.

Labor organizing could harm our operations and competitive position in the restaurant industry, which could materially adversely affect our financial performance.

Our staff members and others may attempt to unionize our workforce, establish boycotts or picket lines or interrupt our supply chains which could limit our ability to manage our workforce effectively and cause disruptions to our operations, which could materially adversely affect our financial performance.  A loss of our ability to effectively manage our workforce and the compensation and benefits we offer to our staff members could significantly increase our labor costs, which could materially adversely affect our financial performance.

If we are unable to manage our business risks, costs associated with litigation and insurance could increase, which could materially adversely affect our financial performance.

We are subject to lawsuits, administrative proceedings and claims that arise in the ordinary course of business.  These matters typically involve claims by customers, staff members and others regarding issues such as food-borne illness, food safety, premises liability, compliance with wage and hour requirements, work-related injuries, discrimination, harassment, disability and other operational issues common to the foodservice industry.  In states with “dram shop” statutes, we may become subject to dram shop litigation that could result in significant judgments, including punitive damages.  We could be materially adversely affected by negative publicity and litigation costs resulting from these claims, regardless of their validity.  Employment-related litigation, particularly with respect to claims styled as class action lawsuits, are especially costly to defend.  Also, some employment-related claims in the area of wage and hour disputes are not insurable risks and many employment-related disputes involve uncertainty in judicial interpretation from state to state and from federal to state court with respect to the effectiveness of arbitration agreements with our employees, particular those which provide for class waivers.  Significant legal fees and costs in complex class action litigation or an adverse judgment or settlement that are not insured or are in excess of insurance coverage can materially adversely affect our financial performance.

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employment practices, staff health benefits and certain other insurable risks.  A number of factors may significantly increase our self-insurance costs, such as, conditions of the insurance market, the availability of insurance, or changes in local, state and/or federal regulations.  The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR”) as of each balance sheet date.  Significant judgment is required to estimate IBNR amounts as parties have yet to assert such claims.  Our financial performance may be materially adversely affected if our actual claims costs significantly exceed our estimates.

If we are unable to effectively grow sales or reduce costs over time at certain of our restaurants, we may be required to record impairment charges, be unable to fully recoup landlord improvement allowances and/or decide to discontinue operations at these restaurants, any of which could materially adversely affect our financial performance.

We assess the potential impairment of our long-lived assets whenever events or changes in circumstances indicate the carrying value of the assets or asset group may not be recoverable.  Factors considered include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner in which an asset is being used, an expectation that an asset will be disposed of significantly before the end of its previously estimated useful life and significant negative industry or economic trends.  We regularly review restaurants that are cash flow negative for the previous four quarters and those that are being considered for closure or relocation to determine if impairment testing is warranted.  (See “Impairment of Long-Lived Assets and Lease Terminations” in Note 1 to our Consolidated Financial Statements for additional information on our impairment assessments.)  At any given time, we may be monitoring certain locations, and future impairment charges and/or closures may occur if individual restaurant performance does not improve, which could materially adversely affect our financial performance.  A portion of our tenant allowances at certain premises may be subject to recoupment against percentage rent otherwise payable for such sites.  When we are unable to achieve sales in a sufficient amount to generate percentage rent obligations, we are not able to fully recoup available allowances at affected sites, which also could materially adversely affect our financial performance.

If any of our third party vendors experiences a failure that affects an essential business process of ours, we may be subject to certain risks and may experience data loss, increased costs or other harm, any of which could materially adversely affect our financial performance.

In order to leverage our internal resources and information technology infrastructure, and to support our business continuity and disaster recovery planning efforts in the event of a physical loss or damage to our corporate facilities, we utilize third-party vendors to assist us with some of our essential business processes.  For example, we rely on a network of third-party distribution warehouses to deliver ingredients and other materials to our restaurants.  In some instances, these processes rely on technology and may be outsourced to the vendor in their entirety and in other instances we utilize these vendors’ externally-hosted business applications.  Some of the technological processes for which we utilize third parties include, but are not limited to, gift card tracking and authorization, labor scheduling, email hosting, web site hosting, file collaboration, restaurant back office, benefits administration and staff recruiting.  We continue to review options to expand the use of third party providers in other areas, such as mobile payment and on-line ordering and delivery.  Our practice is to work with service providers that are leading performers in their industries and with technology vendors that employ up to date and appropriate data security practices and internal control practices, such as redundant processing facilities.  However, we cannot guarantee that failures will not occur.  The failure of third-party vendors to provide adequate services, including protection of sensitive data, could significantly harm our operations and reputation, and could materially adversely affect our financial performance.

Our inability or failure to execute on comprehensive business continuity and disaster recovery plans following a major natural or manmade disaster, including terrorism, at our corporate or bakery facilities could result in delayed recovery, loss of data, an inability to perform vital corporate functions, reduced capacity to produce bakery products, and other harm, which could materially adversely affect our financial performance.

Most of our core and critical applications are housed in an external tier III data center, and we plan to move additional applications to this environment in 2016.  To mitigate business interruptions, we employ a disk-based data backup and replication infrastructure between our onsite and external data centers so all data is replicated nightly between the two sites.  We provide support for our restaurant operations, with the exception of design and construction, from our corporate headquarters in Calabasas, California, an area that is prone to natural disasters such as earthquakes and wildfires.  In addition, corporate support for our bakery operations is also at this centralized location, with the exception of our East Coast bakery production and fulfillment facility.  If we are unable to execute our disaster recovery procedures in whole or in part, we may experience delays in recovery and losses of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal operating procedures that could expose us to administrative and other legal claims and could materially adversely affect our financial performance.  A closure or material damage to one or both of our bakery facilities may result in an inability to fulfill or a slowdown in fulfillment of our bakery products, both to our own and our international licensees’ restaurants as well as to third parties, and losses of data regarding our bakery operations, and could materially adversely affect our financial performance.

Adverse weather conditions, seasonal fluctuations, natural disasters, effects of climate change, active shooter situations, terrorism, terrorist threats and health epidemics (or fears about them) could unfavorably impact our restaurant sales, which could materially adversely affect our financial performance.

Adverse weather conditions and natural disasters can impact customer traffic at our restaurants, cause the temporary underutilization of outdoor patio seating, and, in more severe cases, such as hurricanes, earthquakes, tornadoes, blizzards or other natural disasters, cause a temporary inability to obtain supplies, increase commodity costs and cause closures of our affected restaurants, sometimes for prolonged periods, which could materially adversely affect our financial performance.  Seasonal fluctuations may result from the calendar days of the week on which holidays occur, which may impact consumer spending patterns.  Increasing frequency and unpredictability of adverse weather conditions due to climate changes may result in decreased overall customer traffic, less accurate year-to-year comparisons in sales and other factors affecting financial performance.  Active shooter situations, terrorist activities, health epidemics or fear of such events occurring may have a similarly adverse impact.  Our cash flows may be negatively impacted by delay in the receipt of proceeds under any insurance policies or programs we maintain against certain of these risks or the proceeds may not fully offset any such losses.  Any or all of these situations could materially adversely affect our financial performance.

New restaurant openings may negatively impact sales at our existing restaurants, which could materially adversely affect our financial performance.

The opening of a new restaurant could negatively impact sales at one or more of our existing restaurants nearby, which could materially adversely affect our financial performance.  It is not our intention to open new restaurants that materially cannibalize the sales of our existing restaurants.  However, there can be no assurance that such sales impact will not occur or become more significant in the future as we gradually increase our presence in existing markets to maximize our competitive position and financial performance in each market.

Our failure to establish, maintain and apply adequate internal control over our financial reporting and comply with changes in financial accounting standards or interpretations of existing standards could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, any of which could materially adversely affect our financial performance.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002.  These provisions provide for the identification of material weaknesses in internal control over financial reporting — a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America.  If we experience a material weakness in internal controls, there can be no assurance that we will be able to remediate such material weakness in a timely manner or maintain all of the controls necessary to remain in compliance.  Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, which could materially adversely affect our financial performance.  Additionally, changes in accounting standards or new accounting pronouncements and interpretations may occur that could materially adversely affect our previously reported or future financial results, which could materially adversely affect our financial performance.

Failure to satisfy financial covenants and/or repayment requirements under our credit facility could harm our financial condition, which could materially adversely affect our financial performance.

We have an unsecured revolving credit facility (“Facility”) with an available borrowing commitment of $200 million and with a conditional increase feature that could provide for an additional $100 million in available credit, subject to lenders’ willingness to commit thereto and satisfaction of certain conditions.  The Facility requires us to maintain certain financial covenants.  At December 29, 2015, we were in compliance with these covenants and had no outstanding debt balance under the Facility.  However, any failure to maintain these debt covenants or have sufficient liquidity to either repay or refinance the then outstanding balance at expiration of the Facility, or upon violation of the covenants, would materially adversely affect our financial performance.  (See Note 7 of Notes to Consolidated Financial Statements in Part IV, Item 15 for additional information concerning our long-term debt.)

Risks Related to Owning Our Stock

The market price of our common stock is subject to volatility.

During fiscal 2015, the price of our common stock fluctuated between $45.17 and $58.86 per share.  The market price of our common stock may be significantly affected by a number of factors, including, but not limited to, actual or anticipated variations in our operating results or those of our competitors as compared to analyst expectations, changes in financial estimates by research analysts with respect to us or others in the restaurant industry, and announcements of significant transactions (including mergers or acquisitions, divestitures, joint ventures or other strategic initiatives) by us or others in the restaurant industry.  In addition, the equity markets have experienced price and volume fluctuations that affect the stock price of companies in ways that have been unrelated to an individual company’s operating performance.  The price of our common stock may continue to be volatile, based on factors specific to our company and industry, as well as factors related to the equity markets overall.

We may not be able to achieve our target of average mid-teens growth in total return to shareholders.

We define our total returns as earnings per share growth plus our dividend yield.  Comparable restaurant sales that are below our target, slowing growth of our concepts domestically, a decline in growth of our international business or any event that causes our operating costs to substantially increase or an inability to repurchase our stock as expected could slow EPS growth and reduce total returns.  Any of these occurrences on a multi-year basis, or a decline in our dividend yield, could bring about lower than targeted average mid-teens growth in total returns, which could negatively affect our stock price.

If we are unable to continue to pay, or if we are unable to increase dividends, our stock price may be harmed.

Our dividend program requires the use of a substantial amount of our free cash flow.  Our ability to pay and increase our dividends over time will depend on our ability to generate sufficient cash flows from operations and capacity to borrow funds, which may be subject to economic, financial, competitive and other factors that are beyond our control. Any failure to pay or increase our dividends over time may negatively impact investor confidence in us, and may negatively impact our stock price.

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

There may be future sales or other dilution of our equity that may materially adversely affect the market price of our common stock.

We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities.  Our Board of Directors is authorized to issue additional shares of common stock and additional classes or series of preferred stock without any action on the part of the stockholders.  The Board of Directors also has the discretion, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation or winding up of our business and other terms.  If we issue preferred shares that have a preference over our common stock with respect to the payment of dividends or upon liquidation, dissolution or winding up, or if we issue preferred shares with voting rights that dilute the voting power of our common stock, the rights of our common stockholders or the market price of our common stock could be materially adversely affected.

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                                                PROPERTIES

Our corporate support center and one of our bakery production facilities are located in Calabasas Hills, California.  The corporate support center is an 88,000 square foot facility on an approximately five acre parcel of land, and we recently opened a 19,000 square foot training facility on this property.  The bakery production facility is a 60,000 square foot facility on an approximately three acre parcel of land.  Our second bakery facility located in Rocky Mount, North Carolina is a 100,000 square foot facility on an approximately 31 acre parcel of land.  Our development and design department is in a 29,000 square-foot facility on approximately one acre of land in Irvine, California.  All of these properties are owned by the Company.

As of February 25, 2016, we operated 201 Company-owned upscale casual dining restaurants: 188 under The Cheesecake Factory® mark in 38 states, the District of Columbia and Puerto Rico; 12 under the Grand Lux Cafe® mark in seven states; and one RockSugar Pan Asian Kitchen® in California.  All of our Company-owned restaurants are located on leased properties, and although we would evaluate the economic benefit of fee ownership if the opportunity presented itself, we have no current plans to own the real estate underlying our restaurants.

Company-Owned Restaurant Locations

State	The Cheesecake Factory	Grand Lux Cafe	RockSugar Pan Asian Kitchen	Total
Alabama	1			1
Arizona	6			6
California	36		1	37
Colorado	4			4
Connecticut	3			3
Delaware	1			1
District of Columbia	1			1
Florida	17	3		20
Georgia	5			5
Hawaii	1			1
Idaho	1			1
Illinois	6	1		7
Indiana	2			2
Iowa	1			1
Kansas	1			1
Kentucky	2			2
Louisiana	1			1
Maryland	6			6
Massachusetts	7			7
Michigan	1			1
Minnesota	1			1
Missouri	3			3
Nebraska	1			1
Nevada	5	2		7
New Jersey	9	2		11
New Mexico	1			1
New York	11	1		12
North Carolina	3			3
Oklahoma	2			2
Ohio	7			7
Oregon	1			1
Pennsylvania	5	1		6
Puerto Rico*	1			1
Rhode Island	1			1
Tennessee	4			4
Texas	15	2		17
Utah	2			2
Virginia	7			7
Washington	3			3
Wisconsin	3			3
Total	188	12	1	201

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

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol CAKE.  There were approximately 1,000 holders of record of our common stock at February 16, 2016, and we estimate there were approximately 28,000 beneficial stockholders on that date.  On February 16, 2016, the closing price of our common stock was $49.37 per share.  The following table sets forth, for the periods indicated, the range of prices and cash dividends declared per share for each quarter during fiscal 2015 and 2014:

	High	Low	Cash Dividends Declared
Fiscal 2015
Fourth Quarter	$55.53	$45.17	$0.20
Third Quarter	58.86	50.02	0.20
Second Quarter	55.48	47.91	0.165
First Quarter	55.13	46.52	0.165

Fiscal 2014
Fourth Quarter	$51.45	$42.00	$0.165
Third Quarter	47.09	42.54	0.165
Second Quarter	49.10	43.58	0.14
First Quarter	49.21	42.73	0.14

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

The following table sets forth our purchases of our common stock during the thirteen weeks ended December 29, 2015 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 30 — November 3, 2015	153	$52.67	153	4,630
November 4 — December 1, 2015	191	47.10	191	4,438
December 2 — December 29, 2015	6	47.17	—	4,432
Total	350		344

(1)   The total number of shares purchased includes shares withheld upon vesting of restricted share awards to satisfy minimum tax withholding obligations.

In July 2013, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 48.5 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 44.1 million shares at a total cost of $1,263.4 million through December 29, 2015, including 2.1 million shares of our common stock at a cost of $104.8 million during fiscal year 2015.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  (See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our repurchase authorization and methods.)

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

	12/31/10	12/31/11	12/31/12	12/30/13	12/31/14		12/31/15
The Cheesecake Factory Incorporated	$100	$96	$107	$157		$164		$150
S&P 400 Midcap Index	$100	$97	$112	$148		$160		$154
NASDAQ US Benchmark TR Index (1)	$100	$100	$117	$156		$175		$176
NASDAQ Composite® (US) Index (2)	$100	$101	$119	$166	$	unavailable	$	unavailable
Nation’s Restaurant News Index (3)	$100	$127	$128	$164		$168		$191

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

	Fiscal Year (1) (2)
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Statements of Income Data:
Revenues	$2,100,609	$1,976,624	$1,877,910	$1,809,017	$1,757,624

Costs and expenses:
Cost of sales	504,031	490,306	455,685	450,153	448,468
Labor expenses	684,818	646,102	603,069	580,192	567,358
Other operating costs and expenses	500,640	478,504	452,571	439,559	428,442
General and administrative expenses	137,402	119,094	114,728	104,156	96,263
Depreciation and amortization expenses	85,563	82,835	78,558	74,433	71,958
Impairment of assets and lease terminations	6,011	696	(561)	9,536	1,547
Preopening costs	16,898	14,356	12,906	12,289	10,138
Total costs and expenses	1,935,363	1,831,893	1,716,956	1,670,318	1,624,174

Income from operations	165,246	144,731	160,954	138,699	133,450
Interest and other expense, net	(5,894)	(6,187)	(4,504)	(4,725)	(4,307)
Income before income taxes	159,352	138,544	156,450	133,974	129,143
Income tax provision	42,829	37,268	42,094	35,551	33,423
Net income	$116,523	$101,276	$114,356	$98,423	$95,720

Net income per share:
Basic	$2.39	$2.04	$2.19	$1.85	$1.70
Diluted	$2.30	$1.96	$2.10	$1.78	$1.64

Weighted average shares outstanding:
Basic	48,833	49,567	52,229	53,185	56,378
Diluted	50,605	51,584	54,377	55,211	58,190

Cash dividends declared per common share	$0.73	$0.61	$0.52	$0.24	$—

Balance Sheet Data (at end of period):
Cash and cash equivalents	$43,854	$58,018	$61,751	$83,569	$48,211
Total assets	1,233,346	1,161,376	1,108,106	1,076,910	1,007,996
Total long-term debt and deemed landlord financing liability, including current portion	91,343	80,195	68,701	57,172	56,961
Total stockholders’ equity	588,539	556,510	577,353	579,726	542,753

Restaurant Data
The Cheesecake Factory comparable restaurant sales	2.6%	1.5%	1.1%	2.2%	2.0%
The Cheesecake Factory restaurants open at year end	187	177	168	162	156

(1)                                 Fiscal 2011 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks.

(2)                                 Fiscal 2015, 2014, 2013, 2012 and 2011 included $20.1 million, $16.8 million, $14.1 million, $10.8 million and $9.6 million, respectively, of stock-based compensation expense.

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Fiscal Year
	2015	2014	2013
Net income	$116,523	$101,276	$114,356
After-tax impact from:
Impairment of assets and lease terminations (1)	3,607	418	(337)
Adjusted net income	$120,130	$101,694	$114,019

Diluted net income per share	$2.30	$1.96	$2.10
After-tax impact from:
Impairment of assets and lease terminations (1)	0.07	0.01	(0.01)
Adjusted diluted net income per share (2)	$2.37	$1.97	$2.10

(1)                                 Represents impairment and lease termination expenses and income related to four The Cheesecake Factory restaurants, three Grand Lux Cafe restaurants and our RockSugar Pan Asian Kitchen restaurant.  The pre-tax amounts associated with these items were $6,011, $696 and ($561) in fiscal years 2015, 2014 and 2013, respectively.  These amounts were recorded in impairment of assets and lease terminations in the consolidated statements of income. (See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of these charges.)

(2)                                 Adjusted diluted net income per share may not add due to rounding.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes in Part IV, Item 15 of this report, the “Risk Factors” included in Part I, Item 1A of this report and the cautionary statements included throughout this report.  The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position.

As of February 25, 2016, we operated 201 Company-owned restaurants: 188 under The Cheesecake Factory® mark, 12 under the Grand Lux Cafe® mark and one under the RockSugar Pan Asian Kitchen® mark.  Internationally, 11 The Cheesecake Factory branded restaurants operated in the Middle East and Mexico under licensing agreements.  We also operated two bakery production facilities.

The Cheesecake Factory is an upscale casual dining concept that features more than 200 menu items including appetizers, pizza, seafood, steaks, chicken, burgers, small plates, pastas, salads, sandwiches, omelettes and desserts, including approximately 50 varieties of cheesecake and other quality baked desserts.  Grand Lux Cafe and RockSugar Pan Asian Kitchen are also upscale, casual dining concepts offering approximately 150 and 75 menu items, respectively.  In contrast to many chain restaurant operations, substantially all of our menu items, except those desserts manufactured at our bakery production facilities, are prepared daily at each restaurant using high quality, fresh ingredients using innovative and proprietary recipes.  We believe our The Cheesecake Factory and Grand Lux Cafe restaurants are recognized by consumers for offering value with a large variety of freshly prepared menu items across a broad array of price points and generous food portions at moderate prices.  Our restaurants’ distinctive, contemporary design and decor create a high energy ambiance in a casual setting.  Our restaurants typically range in size from 8,000 to 12,000 interior square feet, provide full liquor service and are open seven days a week for lunch and dinner, as well as Sunday brunch.

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

We are committed to allocating capital in a manner that we project will produce targeted returns at the unit level, in the form of fully capitalized cash return on investment, of approximately 20%.  Returns are affected by the cost to build restaurants, the level of revenues that each restaurant can deliver and our ability to maximize the profitability of restaurants.  Investing in new restaurant development that meets our return on investment criteria is expected to create value for our Company and supports achieving a Company-level return on invested capital of approximately 15%.  It is our top capital allocation priority with a focus on opening our restaurant concepts in premier locations within both new and existing markets in the United States, and potentially new markets internationally.

Going forward, our domestic revenue growth (comprised of our annual unit growth and comparable sales growth), combined with international growth, a robust share repurchase program and our dividend provide a framework with high visibility and one that supports our financial objective of mid-teens growth in total return to shareholders.  We define our total returns as earnings per share growth plus our dividend yield.  The following are the key performance levers that we believe will contribute to achieving these goals:

•             Growing Overall Revenue.  Our overall revenue growth is primarily driven by revenue from new restaurant openings, increases in comparable restaurant sales, and royalties and bakery sales from additional licensed international locations.  Changes in comparable restaurant sales come from variations in customer traffic, as well as in check average.  Our strategy is to grow customer traffic by (1) continuing to offer innovative, high quality menu items that offer customers a wide range of options in terms of flavor, price and value and (2) focusing on service and hospitality with the goal of delivering an exceptional customer experience.  We are continuing our efforts on a number of initiatives intended to help us make incremental progress towards growing customer traffic, including a greater focus on increasing throughput in our restaurants, redesigning our server training, building on the success of our gift card program and implementing a technology for mobile payment in our restaurants.  Check average is impacted by menu price increases and/or changes in menu mix.  Our philosophy with regard to menu pricing is to use price increases to help offset key operating cost increases in a manner that balances protecting both our margins and customer traffic levels.

•             Increasing Our Operating Margins (Income from Operations Expressed as a Percentage of Revenues).  Operating margins are subject to fluctuations in commodity costs, labor, restaurant-level occupancy expenses, general and administrative expenses (“G&A”) and preopening expenses.  Our objective is to gradually increase our operating margins and return to peak levels by capturing fixed cost leverage primarily from growth in international royalties, as well as increases in comparable restaurant sales.  Maximizing our purchasing power as our business grows and operating our restaurants as productively as possible should help offset cost inflation, thereby supporting our margin expansion goal.

By efficiently scaling our restaurant and bakery support infrastructure and improving our internal processes, we work toward growing G&A expenses at a slower rate than revenue growth over the long term, which also should contribute to operating margin expansion.  However, G&A as a percentage of revenues may vary from quarter to quarter and may increase on a year-over-year comparative basis in the near term.

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

(See Risk Factor “We may not be able to achieve our target of average mid-teens growth in total return to shareholders” in Part I, Item 1A of this report.)

Results of Operations

The following table sets forth, for the periods indicated, information from our consolidated statements of income expressed as percentages of revenues.

	Fiscal Year
	2015	2014	2013
Revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	24.0	24.9	24.2
Labor expenses	32.6	32.7	32.1
Other operating costs and expenses	23.8	24.2	24.1
General and administrative expenses	6.5	6.0	6.1
Depreciation and amortization expenses	4.1	4.2	4.2
Impairment of assets and lease terminations	0.3	—	—
Preopening costs	0.8	0.7	0.7

Total costs and expenses	92.1	92.7	91.4

Income from operations	7.9	7.3	8.6
Interest and other expense, net	(0.3)	(0.3)	(0.3)
Income before income taxes	7.6	7.0	8.3
Income tax provision	2.1	1.9	2.2
Net income	5.5%	5.1%	6.1%

Fiscal 2015 Compared to Fiscal 2014

Revenues

Revenues increased 6.3% to $2,100.6 million for fiscal 2015 compared to $1,976.6 million for fiscal 2014.

Comparable sales at The Cheesecake Factory restaurants increased by 2.6%, or $44.2 million, from the prior fiscal year driven by average check growth of 3.0% (based on an increase of 2.2% in menu pricing and a 0.8% positive change in mix), partially offset by a decrease in customer traffic of 0.4%.  We implemented effective menu price increases of approximately 1.0% and 1.5% during the first and third quarters of fiscal 2015, respectively.  We plan to target menu price increases of approximately 2% annually.  Total operating weeks at The Cheesecake Factory restaurants increased 5.1% to 9,341 in fiscal 2015 compared to the prior year.  The Cheesecake Factory average sales per restaurant operating week increased 1.5% to $204,877 in fiscal 2015 compared to fiscal 2014.

Comparable sales at our Grand Lux Cafe restaurants decreased by 2.3% from the prior fiscal year driven by a decrease in customer traffic, partially offset by average check growth.  We implemented effective menu price increases of approximately 1.5% and 1.1% during the second and fourth quarters of fiscal 2015, respectively.  We plan to target menu price increases of approximately 2% annually.

Restaurants become eligible to enter our comparable sales base in their 19th month of operation.  At December 29, 2015, there were 17 The Cheesecake Factory restaurants and one Grand Lux Cafe not yet in our comparable sales base.  International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from our comparable sales calculations.  Factors outside of our control, such as macroeconomic conditions, weather patterns, timing of holidays, competition and other factors, including those referenced in Part I, Item lA, “Risk Factors,” can impact comparable sales.

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

External bakery sales were $52.8 million for fiscal 2015 compared to $53.2 million in fiscal 2014.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses.  As a percentage of revenues, cost of sales was 24.0% for fiscal 2015 compared to 24.9% for fiscal 2014.  Higher meat costs were more than offset by lower dairy and seafood costs.

Our restaurant menus are among the most diversified in the foodservice industry and, accordingly, are not overly dependent on a few select commodities.  Changes in costs for one commodity sometimes can be offset by cost changes in other commodity categories.  The principal commodity categories for our restaurants include general grocery items, dairy, produce, fish and seafood, poultry, meat and bread.  See the discussion of our contracting activities in Liquidity and Capital Resources below.

We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as cream cheese, depending on market conditions and expected demand.  Historically, we were unable to contract directly for extended periods of time for certain of our commodities such as some produce, wild-caught fresh fish and certain dairy items.  We recently entered into longer-term fixed pricing agreements for additional dairy items and continue to evaluate the possibility of entering into similar arrangements for other commodities.  We also periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing our risk and variability in these categories.  Although these vehicles and markets may be available to us, we may choose not to enter into contracts due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors.  Additionally, the cost of commodities subject to government regulation, such as dairy and corn, can be even more susceptible to price fluctuation.

As has been our past practice, we will carefully consider opportunities to introduce new menu items and implement selected menu price increases to help offset any expected cost increases for key commodities and other goods and services utilized by our operations.  For new restaurants, cost of sales will typically be higher for a period of time after opening until our management team becomes more accustomed to predicting, managing and servicing the sales volumes at the new restaurants.

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 32.6% and 32.7% in fiscal 2015 and fiscal 2014, respectively.  Decreased group medical costs due to lower large claims activity and enrollment were partially offset by higher hourly labor rates.  For new restaurants, labor expenses will typically be higher for a period of time after opening until our management team becomes more accustomed to predicting, managing and servicing the sales volumes at the new restaurants.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead and distribution expenses.  As a percentage of revenues, other operating costs and expenses decreased to 23.8% for fiscal 2015 from 24.2% for fiscal 2014 primarily due to lower natural gas prices and some favorability across other categories.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, as well as the restaurant field supervision, corporate support and bakery administrative organizations.  As a percentage of revenues, G&A expenses increased to 6.5% for fiscal 2015 versus 6.0% for fiscal 2014 primarily due to a higher fiscal 2015 accrual for corporate performance bonuses and an increase in stock-based compensation expense.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 4.1% and 4.2% in fiscal 2015 and fiscal 2014, respectively.

Impairment of Assets and Lease Terminations

During fiscal 2015, we recorded a $6.0 million impairment charge against the carrying value of our RockSugar Pan Asian Kitchen restaurant assets.  During fiscal 2014, we incurred $0.7 million of accelerated depreciation, future rent and other closing costs related to the relocation of one The Cheesecake Factory restaurant.

Preopening Costs

Preopening costs were $16.9 million for fiscal 2015 compared to $14.4 million in fiscal 2014.  We opened ten The Cheesecake Factory restaurants and one Grand Lux Cafe in fiscal 2015 compared to ten The Cheesecake Factory restaurants in fiscal 2014.  Preopening costs include all costs to relocate and compensate restaurant management employees during the preopening period, costs to recruit and train hourly restaurant employees, and wages, travel and lodging costs for our opening training team and other support staff members.  Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities.  Preopening costs can fluctuate significantly from period to period based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Interest and Other Expense, Net

Interest and other expense, net was $5.9 million in fiscal 2015 compared to $6.2 million in fiscal 2014.  Higher expense on asset disposals was more than offset by income from an insurance claim and lower interest expense associated with landlord construction allowances.  Interest expense included $3.5 million in fiscal 2015 compared to $3.8 million in fiscal 2014 associated with landlord construction allowances deemed to be financing in accordance with accounting guidance.

Income Tax Provision

Our effective income tax rate was 26.9% in both fiscal 2015 and fiscal 2014.  A higher proportion of enterprise zone credits in relation to pre-tax income was offset by non-deductible losses in fiscal 2015 as compared to non-taxable gains in fiscal 2014 on our investments in variable life insurance contracts used to support our Executive Savings Plan (“ESP”), a non-qualified deferred compensation plan.  See Note 13 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further information on our income tax provision.

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

Comparable sales at our Grand Lux Cafe restaurants decreased by 3.1% from the prior fiscal year driven by a decrease in customer traffic, partially offset by average check growth.  We implemented effective menu price increases of approximately 1.2% and 1.0% during the second and fourth quarters of fiscal 2014, respectively.  On a weighted average basis, based on the timing of our menu roll outs within each quarter, the Grand Lux Cafe menu included a 2.2% increase in pricing for fiscal 2014.

External bakery sales were $53.2 million for fiscal 2014 compared to $55.3 million in fiscal 2013, primarily due to lower sales to warehouse club customers, partially offset by higher sales to international and retail customers.

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

Fiscal 2016 Outlook

This discussion contains forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes in Part IV, Item 15 of this report, the “Risk Factors” included in Part I, Item 1A of this report and the cautionary statements included throughout this report.

We estimate diluted net income per share for fiscal 2016 will be between $2.56 and $2.68 based on an assumed comparable sales increase of between 1.5% and 2.5% at The Cheesecake Factory restaurants.  Fiscal 2016 is a 53-week year, and our estimates include an approximate impact from the additional week of between $0.05 and $0.08 in diluted net income per share.  We currently expect food costs to be flat as a percentage of revenues to fiscal 2015 as we anticipate higher prices in some areas such as produce and dairy to be offset by lower seafood and poultry costs.  We also expect wage inflation of approximately 5% in fiscal 2016.  At the high end of our sensitivity range, we expect operating margins to be positive relative to fiscal 2015.  We anticipate a fiscal 2016 effective income tax rate of approximately 28%.

In fiscal 2016, we plan to open as many as eight new restaurants, including one Grand Lux Cafe.  In addition to these Company-owned locations, we expect as many as four to five restaurants to open internationally under licensing agreements.

We expect fiscal 2016 cash capital expenditures to range between $100 million and $110 million and anticipate utilizing substantially all of our free cash flow, plus proceeds received from employee stock option exercises, for dividends and share repurchases.

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

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Fiscal Year
	2015	2014	2013

Cash provided by operating activities	$235.4	$239.6	$204.8
Capital expenditures	$(153.9)	$(114.0)	$(106.3)
Deemed landlord financing proceeds	$14.3	$14.1	$13.7
Proceeds from exercise of stock options	$28.0	$22.9	$72.9
Borrowings on credit facility	$60.0	$25.0	$—
Repayments on credit facility	$(60.0)	$(25.0)	$—
Purchase of treasury stock	$(109.4)	$(140.5)	$(183.7)
Cash dividends paid	$(36.0)	$(30.3)	$(27.2)

During fiscal 2015, our cash and cash equivalents decreased by $14.2 million to $43.9 million at December 29, 2015.  This decrease was primarily attributable to capital expenditures, treasury stock purchases and dividend payments, partially offset by cash provided by operating activities, proceeds from exercises of employee stock options and deemed landlord financing proceeds.  See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of cash and cash equivalents.

Capital expenditures have increased over the last three fiscal years due primarily to the number of restaurants opened (eleven, ten and nine in fiscal 2015, 2014 and 2013, respectively) and construction of a training center at our corporate site in fiscal 2015.  Capital expenditures for new restaurants, including locations under development as of each fiscal year end were $104.5 million, $80.5 million and $75.8 million for fiscal 2015, 2014 and 2013, respectively.  Fiscal 2015 capital expenditures also included $28.5 million for our existing restaurants and $20.9 million for bakery and corporate capacity and infrastructure investments, including construction of a training center that was completed in January 2016.

For fiscal 2016, we currently estimate our cash outlays for capital expenditures to range between $100 million and $110 million, net of agreed-upon up-front cash landlord construction contributions and excluding $13.6 million of expected non-capitalizable preopening costs for new restaurants.  The amount reflected as additions to property and equipment in the consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each lease. (See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report.)  Our estimate for capital expenditures for fiscal 2016 contemplates a net outlay of $60 million to $65 million for as many as eight restaurants expected to be opened during fiscal 2016 and estimated construction-in-progress disbursements for anticipated early fiscal 2017 openings.  Expected fiscal 2016 capital expenditures also include $30 million to $32 million for maintenance, enhancements and capacity additions to our existing restaurants and $10 million to $13 million for bakery and corporate infrastructure investments.

On December 22, 2015, we entered into a new loan agreement (“Facility”) which amended and restated in its entirety our prior loan agreement dated October 16, 2013.  This Facility, which matures on December 22, 2020, provides us with revolving loan commitments totaling $200 million, of which $50 million may be used for issuances of letters of credit.  Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs.  The Facility contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the lenders electing to increase their commitments or by means of the addition of new lenders.  At December 29, 2015, we had net availability for borrowings of $180.0 million, based on a zero outstanding debt balance and $20.0 million in standby letters of credit.  The Facility also limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio. We were in compliance with the financial covenants in effect at December 29, 2015.  We borrowed on these credit facilities during both fiscal 2015 and 2014 to fund a portion of our stock repurchases and repaid the respective balances within each fiscal year.  (See Note 7 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.)

In July 2013, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 48.5 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 44.1 million shares at a total cost of $1,263.4 million through December 29, 2015.  During fiscal 2015, 2014 and 2013, we repurchased 2.1 million, 3.1 million and 4.5 million shares of our common stock at a cost of $104.8 million, $143.2 million and $183.7 million, respectively.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, including dividend payments, a review of our capital structure and cost of capital, our share price and current market conditions.  Our objectives with regard to share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.  (See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our repurchase authorization and methods.)

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

As of December 29, 2015, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties.  Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of December 29, 2015 (amounts in millions):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Contractual obligations
Leases (1)	$1,014.3	$81.9	$167.6	$165.8	$599.0
Long-term debt	—	—	—	—	—
Purchase obligations (2)	151.0	90.0	36.5	10.9	13.6
Uncertain tax positions (3)	1.1	—	1.1	—	—
Total	$1,166.4	$171.9	$205.2	$176.7	$612.6

Other commercial commitments
Standby letters of credit	$20.0	$—	$—	$20.0	$—

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

(2)    Purchase obligations represent commitments for the purchase of goods and estimated construction commitments, net of agreed-upon up-front landlord construction contributions.  Amounts exclude agreements that are cancelable without significant penalty.

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

Property and Equipment

We record property and equipment at cost less accumulated depreciation.  Improvements are capitalized while repairs and maintenance costs are expensed as incurred.  The useful life of property and equipment and the determination as to what constitutes a capitalized cost versus a repair and maintenance expense involve judgment by management, which may produce materially different amounts of repairs and maintenance or depreciation expense than if different assumptions were used.

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

Gift Card Revenue Recognition

We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants.  Based on our historical redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.”  Breakage is recognized over a three-year period in proportion to historical redemption trends and is classified as revenues in our consolidated statements of income.  Utilizing this method, we estimate both the amount of breakage and the time period of redemption.  If actual redemption amounts or patterns vary from our estimates, actual gift card breakage income may differ from the amounts recorded.

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

We are exposed to market risk from interest rate changes on our funded debt.  This exposure relates to the component of the interest rate on our $200 million revolving credit facility that is indexed to market rates.  As of December 29, 2015 and December 30, 2014, we had no debt outstanding under our credit facility.  Therefore, we had no exposure to interest rate fluctuations on funded debt at those dates.  (See Note 7 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our ESP, to the extent these investments are not equivalent to the related liability.  In addition, because changes in these investments are not taxable, the full impact of gains or losses affects net income.  Based on balances at December 29, 2015 and December 30, 2014, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes.  However, net income would have declined by $1.6 million at December 29, 2015 and $1.6 million at December 30, 2014.

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

ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 29, 2015.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2015 on the criteria in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 29, 2015.

The effectiveness of our internal control over financial reporting as of December 29, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 of this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter ended December 29, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information with respect to our executive officers is included in Part I, Item 1 of this report.  Other information required by this item is hereby incorporated by reference from the sections entitled “Election of Directors,” “Board of Directors and Corporate Governance,” “Designation of Audit Committee Financial Experts,” “Committees of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 23, 2016 (the “Proxy Statement”).

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

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is hereby incorporated by reference to the section entitled “Beneficial Ownership of Principal Stockholders and Management” in the Proxy Statement.

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

		All schedules have been omitted because they are not applicable, not required or the information has been otherwise supplied in the financial statements or notes to the financial statements.

	3.	Exhibits:

		The Exhibits required to be filed hereunder are listed in the exhibit index included herein at page 64.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Cheesecake Factory Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of The Cheesecake Factory Incorporated and its subsidiaries at December 29, 2015 and December 30, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 25, 2016

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 29, 2015	December 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$43,854	$58,018
Accounts receivable	14,159	15,170
Income tax receivable	18,739	17,383
Other receivables	72,658	62,327
Inventories	34,010	33,255
Prepaid expenses	41,976	38,233

Total current assets	225,396	224,386

Property and equipment, net	892,191	828,305

Other assets:
Intangible assets, net	21,972	20,781
Prepaid rent	46,881	46,212
Other	46,906	41,692

Total other assets	115,759	108,685

Total assets	$1,233,346	$1,161,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,770	$57,325
Other accrued expenses	302,456	264,686

Total current liabilities	350,226	322,011

Deferred income taxes	82,524	81,433
Deferred rent	72,911	73,857
Deemed landlord financing liability	87,841	77,165
Other noncurrent liabilities	51,305	50,400
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 93,126,667 and 91,790,499 shares issued at December 29, 2015 and December 30, 2014, respectively	931	918
Additional paid-in capital	710,242	654,033
Retained earnings	1,140,788	1,060,211
Treasury stock 44,064,322 and 41,919,312 shares at cost at December 29, 2015 and December 30, 2014, respectively	(1,263,422)	(1,158,652)

Total stockholders’ equity	588,539	556,510

Total liabilities and stockholders’ equity	$1,233,346	$1,161,376

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Fiscal Year
	2015	2014	2013
Revenues	$2,100,609	$1,976,624	$1,877,910
Costs and expenses:
Cost of sales	504,031	490,306	455,685
Labor expenses	684,818	646,102	603,069
Other operating costs and expenses	500,640	478,504	452,571
General and administrative expenses	137,402	119,094	114,728
Depreciation and amortization expenses	85,563	82,835	78,558
Impairment of assets and lease terminations	6,011	696	(561)
Preopening costs	16,898	14,356	12,906
Total costs and expenses	1,935,363	1,831,893	1,716,956
Income from operations	165,246	144,731	160,954
Interest and other expense, net	(5,894)	(6,187)	(4,504)
Income before income taxes	159,352	138,544	156,450
Income tax provision	42,829	37,268	42,094
Net income	$116,523	$101,276	$114,356

Net income per share:
Basic	$2.39	$2.04	$2.19
Diluted	$2.30	$1.96	$2.10

Weighted average shares outstanding:
Basic	48,833	49,567	52,229
Diluted	50,605	51,584	54,377

Cash dividends declared per common share	$0.73	$0.61	$0.52

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance, January 1, 2013	87,812	$878	$508,130	$902,532	$(831,814)	$579,726
Net income	—	—	—	114,356	—	114,356
Cash dividends declared	—	—	—	(27,437)	—	(27,437)
Tax impact of stock options exercised, net of cancellations	—	—	7,159	—	—	7,159
Stock-based compensation	—	—	14,312	—	—	14,312
Common stock issued under stock-based compensation plans	2,820	28	72,868	—	—	72,896
Treasury stock purchases	—	—	—	—	(183,659)	(183,659)
Balance, December 31, 2013	90,632	906	602,469	989,451	(1,015,473)	577,353
Net income	—	—	—	101,276	—	101,276
Cash dividends declared	—	—	—	(30,516)	—	(30,516)
Tax impact of stock options exercised, net of cancellations	—	—	8,906	—	—	8,906
Stock-based compensation	—	—	17,033	—	—	17,033
Common stock issued under stock-based compensation plans	1,158	12	22,929	—	—	22,941
Treasury stock purchases	—	—	2,696	—	(143,179)	(140,483)
Balance, December 30, 2014	91,790	918	654,033	1,060,211	(1,158,652)	556,510
Net income	—	—	—	116,523	—	116,523
Cash dividends declared	—	—	—	(35,946)	—	(35,946)
Tax impact of stock options exercised, net of cancellations	—	—	12,501	—	—	12,501
Stock-based compensation	—	—	20,325	—	—	20,325
Common stock issued under stock-based compensation plans	1,337	13	27,984	—	—	27,997
Treasury stock purchases	—	—	(4,601)	—	(104,770)	(109,371)
Balance, December 29, 2015	93,127	$931	$710,242	$1,140,788	$(1,263,422)	$588,539

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2015	2014	2013

Cash flows from operating activities:
Net income	$116,523	$101,276	$114,356
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	85,563	82,835	78,558
Deferred income taxes	1,184	204	4,633
Impairment of assets and lease terminations	6,011	245	3,294
Stock-based compensation	20,053	16,817	14,135
Tax impact of stock options exercised, net of cancellations	12,501	8,906	7,159
Excess tax benefit related to stock options exercised	(12,309)	(8,861)	(7,765)
Other	2,615	2,059	(464)
Changes in assets and liabilities:
Accounts receivable	1,011	(5,079)	4,477
Other receivables	(10,331)	(6,867)	(6,486)
Inventories	(755)	2,223	(6,642)
Prepaid expenses	(3,743)	4,362	(2,708)
Other assets	(5,799)	(3,645)	(3,997)
Accounts payable	(12,931)	18,180	(11,580)
Income taxes receivable/payable	(1,356)	(12,854)	(5,742)
Other accrued expenses	37,186	39,848	23,557
Cash provided by operating activities	235,423	239,649	204,785

Cash flows from investing activities:
Additions to property and equipment	(153,941)	(113,982)	(106,289)
Additions to intangible assets	(1,760)	(1,879)	(1,654)
Cash used in investing activities	(155,701)	(115,861)	(107,943)

Cash flows from financing activities:
Deemed landlord financing proceeds	14,266	14,143	13,672
Deemed landlord financing payments	(3,118)	(2,650)	(2,143)
Borrowings on credit facility	60,000	25,000	—
Repayments on credit facility	(60,000)	(25,000)	—
Proceeds from exercise of stock options	27,997	22,940	72,896
Excess tax benefit related to stock options exercised	12,309	8,861	7,765
Cash dividends paid	(35,969)	(30,332)	(27,191)
Treasury stock purchases	(109,371)	(140,483)	(183,659)
Cash used in financing activities	(93,886)	(127,521)	(118,660)

Net change in cash and cash equivalents	(14,164)	(3,733)	(21,818)
Cash and cash equivalents at beginning of period	58,018	61,751	83,569
Cash and cash equivalents at end of period	$43,854	$58,018	$61,751

Supplemental disclosures:
Interest paid	$6,057	$5,430	$4,602
Income taxes paid	$30,410	$41,074	$37,259
Construction payable	$13,500	$10,124	$6,397

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Description of Business

As of February 25, 2016, The Cheesecake Factory Incorporated (referred to herein as the “Company,” “we,” “us” and “our”) operated 201 Company-owned upscale casual dining restaurants under The Cheesecake Factory®, Grand Lux Cafe® and RockSugar Pan Asian Kitchen® marks.  Internationally, 11 The Cheesecake Factory branded restaurants operated under licensing agreements.  We also operated two bakery production facilities that produce desserts for our restaurants, international licensees and third-party bakery customers.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and its wholly owned subsidiaries prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  All intercompany accounts and transactions for the periods presented have been eliminated in consolidation.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes.  Fiscal years 2015, 2014 and 2013 each consisted of 52 weeks.  Fiscal year 2016 will consist of 53 weeks.

To conform to the current year presentation, we reclassified prior year deferred income taxes from current to noncurrent.  See Recent Accounting Pronouncements for further discussion.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions for the reporting periods covered by the financial statements.  These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Amounts receivable from credit card processors, totaling $10.3 million and $9.9 million at December 29, 2015 and December 30, 2014, respectively, are considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.  Checks issued, but not yet presented for payment to our bank, are reflected as a reduction of cash and cash equivalents.

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

Fair Value of Financial Instruments

For cash and cash equivalents, the carrying amount approximates fair value because of the short maturity of these instruments.  The fair value of deemed landlord financing liabilities is determined using current applicable rates for similar instruments as of the balance sheet date in accordance with Level 2 of a three level hierarchy established by accounting standards. Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities.  At December 29, 2015, the fair value of our deemed landlord financing liabilities is $90.2 million versus a carrying value of $91.3 million.

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

Indefinite-Lived Assets

Our trademarks and transferable alcoholic beverage licenses have indefinite lives and, therefore, are not subject to amortization.  At December 29, 2015 and December 30, 2014, the amounts included in intangibles, net for these items were $13.8 million and $12.9 million, respectively.  We test these assets for impairment at least annually by comparing the fair value of each asset with its carrying amount.

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

During fiscal 2015, we incurred $6.0 million of impairment expense against the carrying value of our RockSugar Pan Asian Kitchen restaurant assets.  In fiscal 2014, we incurred $0.7 million of accelerated depreciation, future rent and other closing costs related to the relocation of one The Cheesecake Factory restaurant.  In fiscal 2013, we incurred expenses of $0.6 million for future rent and other closing costs associated with the closure of three Grand Lux Cafe restaurants and $3.7 million of impairment, accelerated depreciation and closing costs related to the relocation of four The Cheesecake Factory restaurants.  In fiscal 2013, we also recorded $4.9 million in income from a landlord in connection with the early termination of one of these leases and for waiving our right to exercise renewal options.  These amounts were recorded in impairment of assets and lease terminations.

Revenue Recognition

Our revenues consist of sales from our restaurant operations, sales from our bakery operations to our licensees and other third-party customers, and royalties on our licensees’ restaurant sales.  Revenues from restaurant sales are recognized when payment is tendered at the point of sale.  Revenues from bakery sales are recognized upon transfer of title and risk to customers.  Royalties from international licensees are accrued as revenue when earned.  Revenues are presented net of sales taxes.  Sales tax collected is included in other accrued expenses until the taxes are remitted to the appropriate taxing authorities.

We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants.  Based on our historical redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.”  Breakage is recognized over a three-year period in proportion to historical redemption trends and is classified as revenues in our consolidated statements of income.  We recognized $6.6 million, $5.4 million and $4.4 million of gift card breakage in fiscal years 2015, 2014 and 2013, respectively.  Incremental direct costs related to gift card sales, including commissions and credit card fees, are deferred and recognized in earnings in the same pattern as the related gift card revenue.

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

Stock-Based Compensation

We maintain stock-based incentive plans under which equity awards may be granted to employees and consultants.  We account for the awards based on fair value measurement guidance and amortize to expense over the vesting period.  We reclassify the excess tax benefit resulting from the exercise of stock options out of cash flows from operating activities and into cash flows from financing activities on the consolidated statements of cash flows.  See Note 11 for further discussion of our stock-based compensation.

Advertising Costs

We expense advertising production costs at the time the advertising first takes place; all other advertising costs are expensed as incurred.  Most of our advertising costs are included in other operating costs and expenses and were $5.0 million, $6.2 million and $5.9 million in fiscal 2015, 2014 and 2013, respectively.

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

Net Income per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  At December 29, 2015, December 30, 2014 and December 31, 2013, 1.9 million, 1.8 million and 1.7 million shares, respectively, of restricted stock issued to employees were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal years ended on those dates.  Diluted net income per share includes the dilutive effect of outstanding equity awards, calculated using the treasury stock method.  Assumed proceeds from the in-the-money options include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by FASB Accounting Standards Codification 718, “Compensation — Stock Option Compensation.”

	Fiscal Year
	2015	2014	2013
	(In thousands, except per share data)

Net income	$116,523	$101,276	$114,356

Basic weighted average shares outstanding	48,833	49,567	52,229
Dilutive effect of equity awards	1,772	2,017	2,148

Diluted weighted average shares outstanding	50,605	51,584	54,377

Basic net income per share	$2.39	$2.04	$2.19

Diluted net income per share	$2.30	$1.96	$2.10

Shares of common stock equivalents of 1.3 million, 1.0 million and 1.2 million for fiscal 2015, 2014 and 2013, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

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

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investment by and distribution to owners.  For fiscal years 2015, 2014 and 2013, our comprehensive income consisted solely of net income.

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued guidance which requires all deferred taxes to be classified as noncurrent assets and liabilities on the balance sheet to simplify presentation.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted.  During the fourth quarter of 2015, we implemented this change retrospectively which resulted in current deferred taxes of $15.1 million at December 30, 2014 being reclassified to long-term deferred taxes.

In July 2015, the FASB issued guidance which requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value.  Previous guidance required inventory to be measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin).  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted.  We expect the adoption of this guidance to have no material impact on our consolidated financial statements.

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

In April 2015, the FASB issued updated guidance intended to simplify, and provide consistency to, the presentation of debt issuance costs.  The new standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts.  In August 2015, the FASB provided additional guidance for presentation of debt issuance costs related to line-of-credit arrangements.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  We expect the adoption of this guidance to have no material impact on our consolidated financial statements.

In February 2015, the FASB issued updated guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  We expect the adoption of this guidance to have no material impact on our consolidated financial statements.

In June 2014, the FASB issued updated guidance intended to eliminate the diversity in practice regarding share-based payment awards that include terms which provide for a performance target that affects vesting being achieved after the requisite service period. The new standard requires that a performance target which affects vesting and could be achieved after the requisite service period be treated as a performance condition that affects vesting and should not be reflected in estimating the grant-date fair value.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  We expect the adoption of this guidance to have no material impact on our consolidated financial statements.

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

2.     Other Receivables

Other receivables consisted of (in thousands):

	December 29, 2015	December 30, 2014

Receivable from gift card resellers	$40,245	$35,261
Landlord construction contributions	13,619	8,538
Other	18,794	18,528
Total	$72,658	$62,327

3.     Inventories

Inventories consisted of (in thousands):

	December 29, 2015	December 30, 2014

Restaurant food and supplies	$16,127	$14,936
Bakery finished goods and work in progress	12,104	13,236
Bakery raw materials and supplies	5,779	5,083
Total	$34,010	$33,255

4.     Prepaid Expenses

Prepaid expenses consisted of (in thousands):

	December 29, 2015	December 30, 2014

Gift card costs	$23,362	$20,863
Rent	5,236	5,030
Other	13,378	12,340
Total	$41,976	$38,233

5.     Property and Equipment

Property and equipment consisted of (in thousands):

	December 29, 2015	December 30, 2014

Land and related improvements	$15,852	$15,852
Buildings	20,610	20,610
Leasehold improvements	1,126,529	1,037,912
Furnishings, fixtures and equipment	387,779	360,063
Computer software and equipment	49,917	46,257
Restaurant smallwares	47,363	27,579
Construction in progress	28,732	26,941

Property and equipment, total	1,676,782	1,535,214
Less: accumulated depreciation	(784,591)	(706,909)
Property and equipment, net	$892,191	$828,305

Depreciation expenses related to property and equipment for fiscal 2015, 2014 and 2013 were $85.6 million, $82.4 million and $78.1 million, respectively.  Repair and maintenance expenses for fiscal 2015, 2014 and 2013 were $44.9 million, $42.7 million and $40.8 million, respectively. Net expense on property and equipment disposals of $2.1 million, $2.0 million and $1.5 million in fiscal 2015, 2014 and 2013, respectively, is recorded in interest and other expense, net in our consolidated statements of income.

6.     Other Accrued Expenses

Other accrued expenses consisted of (in thousands):

	December 29, 2015	December 30, 2014

Gift cards	$144,194	$123,619
Self-insurance	60,033	55,156
Salaries and wages	31,570	22,967
Employee benefits	19,980	17,441
Payroll and sales taxes	14,633	14,799
Other	32,046	30,704
Total	$302,456	$264,686

7.     Long-Term Debt

On December 22, 2015, we entered into a new loan agreement (“Facility”) which amended and restated in its entirety our prior loan agreement dated October 16, 2013.  This Facility, which matures on December 22, 2020, provides us with revolving loan commitments totaling $200 million, of which $50 million may be used for issuances of letters of credit.  Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs.  The Facility contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the lenders electing to increase their commitments or by means of the addition of new lenders.  At December 29, 2015, we had net availability for borrowings of $180.0 million, based on a zero outstanding debt balance and $20.0 million in standby letters of credit.  We borrowed on these credit facilities during both fiscal 2015 and 2014 to fund a portion of our stock repurchases and repaid the respective balances within each fiscal year.

We are subject to certain financial covenants under the Facility requiring us to maintain (i) a maximum “Net Adjusted Leverage Ratio” of 4.0, comprised of debt plus eight times rent minus unrestricted cash and cash equivalents in excess of $25 million divided by “EBITDAR” (trailing 12-month earnings before interest, taxes, depreciation, amortization, noncash stock option expense, rent and permitted acquisition costs) and (ii) a trailing 12-month minimum EBITDAR to interest and rental expense ratio (“EBITDAR Ratio”) of 1.9.  Our Net Adjusted Leverage and EBITDAR Ratios were 2.5 and 3.0, respectively, at December 29, 2015, and we were in compliance with the financial covenants in effect at that date.  The Facility also limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on the Net Adjusted Leverage Ratio.

Borrowings under the Facility bear interest, at our option, at a rate equal to either (i) the Adjusted LIBO Rate plus a margin ranging from 1.00% to 1.75% based on our Net Adjusted Leverage Ratio or (ii) the sum of (a) the highest of (1) the rate of interest publicly announced by JP Morgan Chase Bank as its prime rate in effect, (2) the greater of the Federal Funds Effective Rate or the Overnight Bank Funding Rate, in either case plus 0.5%, and (3) the one-month Adjusted LIBO Rate plus 1.0%, plus (b) a margin ranging from 0.00% to 0.75% based on our Net Adjusted Leverage Ratio.  Under the Facility, we paid certain customary loan origination fees and will pay a fee on the unused portion of the Facility ranging from 0.125% to 0.25% also based on our Net Adjusted Leverage Ratio.

We capitalized interest expense related to new restaurant openings and major remodels totaling $1.6 million, $0.8 million and $0.7 million in fiscal years 2015, 2014 and 2013, respectively.

8.     Other Noncurrent Liabilities

Other noncurrent liabilities consisted of (in thousands):

	December 29, 2015	December 30, 2014

Executive Savings Plan	$41,281	$40,842
Other	10,024	9,558
Total	$51,305	$50,400

See Note 12 for further discussion of our Executive Savings Plan.

9.     Commitments and Contingencies

We currently lease all of our restaurant locations under operating leases, with remaining terms ranging from less than one year to 20 years, excluding unexercised renewal options.  The restaurant leases typically include land and building shells, require contingent rent above the minimum base rent payments based on a percentage of sales ranging from 3% to 10%, have escalating minimum rent requirements over the term of the lease and require various expenses incidental to the use of the property.  A majority of our leases provide for a reduced level of overall rent obligation should specified co-tenancy requirements not be satisfied.  Most leases have renewal options.  Many of our leases also provide early termination rights permitting us to terminate the lease prior to expiration in the event our sales are below a stated level for a period of time, generally conditioned upon repayment of the unamortized allowances contributed by landlords to the build-out of the leased premises.  We also lease automobiles and certain equipment under operating lease agreements. Rent expense is included in other operating costs and expenses in the consolidated statements of income.

As of December 29, 2015, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows (in thousands):

2016	$81,890
2017	83,836
2018	83,797
2019	84,002
2020	81,762
Thereafter	599,026
Total	$1,014,313

Rent expense on all operating leases was as follows (in thousands):

	Fiscal Year
	2015	2014	2013
Straight-lined minimum base rent	$74,981	$71,828	$69,427
Contingent rent	21,160	19,895	20,698
Common area maintenance and taxes	34,602	31,074	29,552
Total	$130,743	$122,797	$119,677

We enter into various obligations for the purchase of goods and for the construction of restaurants.  At December 29, 2015, our purchase obligations approximated $151.0 million, $90.0 million of which is due in fiscal 2016.  (See Contractual Obligations and Commercial Commitments in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on our purchase obligations.)

As credit guarantees to insurers, we have $20.0 million in standby letters of credit related to our self-insurance liabilities.  All standby letters of credit are renewable annually.

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employee health benefits, employment practices and other insurable risks.  The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR”) as of the balance sheet date.  Our estimated liabilities are not discounted and are based on information provided by our insurance brokers and insurers, combined with our judgment regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices.  We maintain stop-loss coverage with third-party insurers to limit our individual claim exposure for many of our programs.  Significant judgment is required to estimate IBNR amounts as parties have yet to assert such claims.  If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.  At December 29, 2015, the total accrued liability for our self-insured plans was $60.0 million.

On April 11, 2013, a former restaurant hourly employee filed a class action lawsuit in the California Superior Court, Placer County, alleging that the Company violated the California Labor Code and California Business and Professions Code, by requiring employees to purchase uniforms for work (Sikora v. The Cheesecake Factory Restaurants, Inc., et al; Case No SCV0032820).  A similar lawsuit covering a different time period was also filed in Placer County (Reed v. The Cheesecake Factory Restaurants, Inc. et al; Case No. SCV27073).  By stipulation the parties agreed to transfer the Reed and Sikora cases to Los Angeles County.  Both cases (Case Nos. SCV0032820 and SCV27073) were subsequently coordinated together in Los Angeles County by order of the Judicial Council.  On November 15, 2013, the Company filed a motion to enforce judgment and to preclude the prosecution of certain claims under the California Private Attorney General Act and California Business and Professions Code Section 17200.  On March 11, 2015, the Court granted the Company’s motion in Case No. SCV0032820. The parties participated in voluntary mediation on June 25, 2015 and have executed a memorandum of understanding with respect to the terms of settlement, which is subject to Court approval and is intended to be a full and final resolution of the actions.  On January 29, 2016, the court granted the parties’ Motion for Preliminary Approval of Class Action Settlement.  The final approval hearing is scheduled for June 3, 2016.  Based on the current status of this matter, we have reserved an immaterial amount in anticipation of settlement.

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

On January 14, 2015, a former restaurant hourly employee filed a class action lawsuit in the San Diego County Superior Court, alleging that the Company violated the California Labor Code and California Business and Professions Code, by failing to permit required meal and rest breaks, and to provide accurate wage statements, among other claims. (Garcia v. The Cheesecake Factory Incorporated, et al; Case No 37-2015-00001408).  On February 19, 2015, the Company filed an ex parte application to stay the litigation pending a hearing on the Company’s motion to compel arbitration.  The Court granted the Company’s application, stayed the litigation, and held a hearing on the motion to compel arbitration in July 2015.  On August 12, 2015, the Court granted the Company’s motion to compel individual arbitration.  On October 9, 2015, the Plaintiff filed a Petition for a Writ of Mandamus with the California Court of Appeal seeking a review and stay of the Court’s decision to compel arbitration on an individual basis.  On October 15, 2015 the Court of Appeal denied the Plaintiff’s Petition.  We intend to vigorously defend this action.  On February 4, 2016, the parties reached a tentative settlement agreement for an immaterial amount.

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

On November 10, 2015, a current restaurant hourly employee filed a class action lawsuit in the Marin County Superior Court alleging that the Company failed to provide complete and accurate wage statements as set forth in the California Labor Code. On January 26, 2016, the Plaintiff filed a First Amended Complaint.  The lawsuit seeks unspecified penalties under the California Private Attorneys General Act in addition to other monetary payments. (Brown v. The Cheesecake Factory Restaurants, Inc.; Case No. CIV1504091).  We intend to vigorously defend against this action.  Based upon the current status of this matter, we have not reserved for any potential future payments.

On December 10, 2015 a former restaurant management employee filed a class action lawsuit in the Los Angeles County Superior Court alleging that the Company improperly classified its managerial employees, failed to pay overtime, and failed to provide accurate wage statements, in addition to other claims.  The lawsuit seeks unspecified penalties under the California Private Attorneys General Act in addition to other monetary payments. (Tagalogon v. The Cheesecake Factory Restaurants, Inc., Case No. BC603620).  We intend to vigorously defend against this action.  Based upon the current status of this matter, we have not reserved for any potential future payments.

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

We have employment agreements with certain of our executive officers that provide for payments to those officers in the event of an actual or constructive termination of their employment, including in the event of a termination without cause, an acquirer failure to assume or continue equity awards following a change in control of the Company or, otherwise, in the event of death or disability as defined in those agreements.  Aggregate payments totaling approximately $2.2 million, excluding accrued potential bonuses of $2.6 million, which are subject to approval by the Compensation Committee, would have been required by those agreements had all such officers terminated their employment for reasons requiring such payments as of December 29, 2015.  In addition, the employment agreement with our Chief Executive Officer, which is in effect through April 1, 2017, specifies an annual founder’s retirement benefit of $650,000 for ten years after termination of his full time employment.

10.  Stockholders’ Equity

Cash dividends of $0.73 and $0.61 were declared during fiscal years 2015 and 2014, respectively.  Future decisions to pay, increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements and other such factors that the Board considers relevant.

In July 2013, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 48.5 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 44.1 million shares at a total cost of $1,263.4 million through December 29, 2015.  During fiscal 2015, 2014 and 2013, we repurchased 2.1 million, 3.1 million and 4.5 million shares of our common stock at a cost of $104.8 million, $143.2 million and $183.7 million, respectively.  Repurchased common stock is reflected as a reduction of stockholders’ equity.  Our share repurchases have included repurchases under Rule 10b5-1 plans adopted from time to time by our Board in furtherance of its repurchase authorization, and the most recent Rule 10b5-1 plan, adopted by our Board on November 3, 2015, is effective from January 4, 2016 through June 30, 2016.

Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us.  Purchases in the open market are made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 (the “Act”).  We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, including dividend payments, a review of our capital structure and cost of capital, our share price and current market conditions.  The timing and number of shares repurchased are also subject to legal constraints and financial covenants under our Facility that limit share repurchases based on a defined ratio.  (See Note 7 for further discussion of our long-term debt.)  Our objectives with regard to share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.

On February 27, 2015, we entered into an accelerated stock repurchase (“ASR”) program with a financial institution to repurchase $75 million of our common stock.  The minimum number of shares to be repurchased, 1.5 million, was delivered during March 2015.  The program concluded on July 27, 2015 with no additional shares delivered.  On February 27, 2014, we entered into an ASR agreement with a financial institution to repurchase $75 million of our common stock.  The minimum number of shares to be repurchased, 1.4 million, was delivered in March 2014.  Upon settlement of the 2014 ASR program, we received an additional 0.2 million shares on July 21, 2014.

11.  Stock-Based Compensation

We maintain stock-based incentive plans under which stock options, non-qualified stock options, stock appreciation rights, restricted shares, restricted share units and deferred shares may be granted to employees and consultants.  Our current practice is to issue new shares, rather than treasury shares, upon stock option exercises and for restricted share grants.  To date, we have only granted non-qualified stock options, restricted shares and restricted share units of common stock under these plans.  Non-employee directors have received only non-qualified stock options under a non-employee director equity plan, which expired in May 2007.  Currently, we do not have a plan under which non-employee directors may be granted stock options or other equity interests in the Company.

On April 2, 2015, our Board approved an amendment to our 2010 Stock Incentive Plan to increase the number of shares of common stock available for grant under the plan to 9.2 million shares from 6.8 million shares.  This amendment was approved by our stockholders at our annual meeting held on May 28, 2015.  This is our only active stock-based incentive plan, and approximately 2.4 million of these shares were available for grant as of December 29, 2015.

Stock options generally vest at 20% per year and expire eight to ten years from the date of grant.  Restricted shares and restricted share units generally vest between three to five years from the date of grant and require that the staff member remains employed in good standing with the Company as of the vesting date.  Equity awards for certain executive officers may vest earlier in the event of a change of control in which the acquirer fails to assume or continue such awards, as defined in the plan, or under certain circumstances described in such executive officers’ respective employment agreements.  Since restricted shares and restricted share units provide strong retention power through economic value to our staff members even when our stock price remains flat or declines, and they also reduce our total share usage, we have generally increased the proportion of restricted shares and restricted share units versus stock option grants over the past several years.

The following table presents information related to stock-based compensation (in thousands):

	Fiscal Year
	2015	2014	2013

Labor expenses	$5,748	$5,245	$4,478
Other operating costs and expenses	268	216	195
General and administrative expenses	14,037	11,356	9,462
Total stock-based compensation	20,053	16,817	14,135
Income tax benefit	7,670	6,433	5,407
Total stock-based compensation, net of taxes	$12,383	$10,384	$8,728

Capitalized stock-based compensation (1)	$272	$216	$177

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

Stock Options

The weighted average fair value at the grant date for options issued during fiscal 2015, 2014 and 2013 was $14.17, $15.48 and $10.83 per option, respectively.  The fair value of options at the grant date was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for fiscal 2015, 2014 and 2013, respectively: (a) an expected option term of 6.6 years, 6.5 years and 6.4 years, (b) expected stock price volatility of 31.3%, 32.9% and 33.5% , (c) a risk-free interest rate of 1.9%, 2.2% and 1.4%, and (d) a dividend yield on our stock of 1.4%, 1.2% and 1.3%.

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

Stock option activity during fiscal 2015 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at beginning of year	4,023	$26.34	3.7	$97,406
Granted	311	$48.01
Exercised	(1,230)	$22.77
Forfeited or cancelled	(38)	$24.08
Outstanding at end of year	3,066	$30.00	3.6	$52,416

Exercisable at end of year	1,798	$23.91	2.5	$41,311

(1)                     Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal year end and the exercise price, multiplied by the number of in-the-money options and represents the pretax amount that would have been received by the option holders, had they all exercised their options on the fiscal year end date.

The total intrinsic value of options exercised during fiscal 2015, 2014 and 2013 was $37.0 million, $28.2 million and $40.1 million, respectively.  As of December 29, 2015, total unrecognized stock-based compensation expense related to nonvested stock options was $10.0 million, which we expect to recognize over a weighted average period of approximately 2.3 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during fiscal 2015 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)	(Per share)
Outstanding at beginning of year	1,820	$37.12
Granted	445	$49.70
Vested	(268)	$27.88
Forfeited	(106)	$38.45
Outstanding at end of year	1,891	$41.31

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted average fair value at the grant date for restricted shares and restricted share units issued during fiscal 2015, 2014 and 2013 was $49.70, $47.16 and $39.42, respectively.  The fair value of shares that vested during fiscal 2015, 2014 and 2013 was $7.5 million, $4.5 million and $2.6 million, respectively.  As of December 29, 2015, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $44.6 million, which we expect to recognize over a weighted average period of approximately 2.8 years.

12.  Employee Benefit Plans

We have a defined contribution benefit plan in accordance with section 401(k) of the Internal Revenue Code (“401(k) Plan”) that is open to our staff members who meet certain compensation and eligibility requirements.  Participation in the 401(k) Plan is currently open to staff members from our three restaurant concepts, our bakery facilities and our corporate offices.  The 401(k) Plan allows participating staff members to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options.  Our executive officers and a select group of management and/or highly compensated staff members are not eligible to participate in the 401(k) Plan.  We currently match in cash a certain percentage of the employee contributions to the 401(k) Plan and also pay a portion of the administrative costs.  Expense recognized in fiscal 2015, 2014 and 2013 was $0.7 million, $0.6 million and $0.6 million, respectively.

We have also established The Cheesecake Factory Incorporated Executive Savings Plan (“ESP”), a non-qualified deferred compensation plan for our executive officers and a select group of management and/or highly compensated staff members as defined in the plan document.  The ESP allows participating staff members to defer the receipt of a portion of their base compensation and up to 100% of their eligible bonuses.  Non-employee directors may also participate in the ESP and defer the receipt of their earned director fees.  We currently match in cash a certain percentage of the base compensation and bonus deferred by participating staff members and also pay for the ESP administrative costs.  We do not match any contributions made by non-employee directors.  Expense recognized in fiscal 2015, 2014 and 2013 was $0.9 million, $0.8 million and $0.7 million, respectively.

ESP deferrals and matching funds are deposited into a rabbi trust, and are generally invested in individual variable life insurance contracts owned by us that are specifically designed to informally fund savings plans of this nature.  Our consolidated balance sheets reflect our investment in variable life insurance contracts in other assets and our obligation to participants in the ESP in other noncurrent liabilities.  All income and expenses related to the rabbi trust are reflected in our consolidated statements of income.

We maintain a self-insured medical and dental benefit plan for our staff members and utilize stop-loss coverage to limit our financial exposure from any individual medical claim.  The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us as of the balance sheet date.  The accrued liability for our self-insured medical benefit plan, which is included in other accrued expenses, as of December 29, 2015 and December 30, 2014, was $7.3 million and $7.7 million, respectively.  See Note 1 for further discussion of accounting for our self-insurance liabilities.

13.                   Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year
	2015	2014	2013

Income before income taxes	$159,352	$138,544	$156,450
Income tax provision/(benefit):
Current:
Federal	$32,765	$28,687	$28,754
State	8,880	8,377	8,707
Total current	41,645	37,064	37,461
Deferred:
Federal	2,659	480	5,342
State	(1,475)	(276)	(709)
Total deferred	1,184	204	4,633
Total provision	$42,829	$37,268	$42,094

The following reconciles the U.S. federal statutory rate to the effective tax rate:

	Fiscal Year
	2015	2014	2013

U.S. federal statutory rate	35.0%	35.0%	35.0%

State and district income taxes, net of federal benefit	3.0	3.8	3.3
FICA tip credit	(8.0)	(8.4)	(7.0)
Other credits and incentives	(1.0)	(0.7)	(0.9)
Manufacturing deduction	(2.8)	(2.9)	(2.4)
Deferred compensation	0.3	(0.4)	(1.0)
Other	0.4	0.5	(0.1)
Effective tax rate	26.9%	26.9%	26.9%

Following are the temporary differences that created our deferred tax assets and liabilities (in thousands):

	December 29, 2015	December 30, 2014
Deferred tax assets:
Employee benefits	$28,856	$24,476
Insurance reserves	19,399	18,012
Accrued rent	21,504	22,291
Stock-based compensation	16,100	15,350
Deferred income	11,406	9,273
Tax credit carryforwards	2,694	1,954
Other	794	1,259
Subtotal	100,753	92,615
Less: Valuation allowance	(618)	(574)
Total	$100,135	$92,041

Deferred tax liabilities:
Property and equipment	$(160,764)	$(153,362)
Inventory	(10,154)	(9,749)
Prepaid expenses	(11,741)	(10,363)
Total	$(182,659)	$(173,474)

Net deferred tax liability	$(82,524)	$(81,433)

At December 29, 2015 and December 30, 2014, we had $4.1 million and $3.0 million, respectively, of state tax credit carryforwards.  These credits began to expire in 2013.  Management assesses the available evidence to estimate if sufficient future taxable income will be generated to use these carryforwards.  Based on this evaluation, we recorded a valuation allowance relating to hiring and investment tax credits in North Carolina and California to reflect the amount that more likely than not will not be realized.  The valuation allowance amounted to $0.6 million at both December 29, 2015 and December 30, 2014.  We believe it is more likely than not that all other state tax credit carryforwards will be realized.  However, this assessment could change if estimates of future taxable income during the carryforward period are revised.  The earliest tax year still subject to examination by a significant taxing jurisdiction is 2010.

At December 29, 2015, we had $1.1 million of unrecognized tax benefits.  If recognized, this amount would affect our effective income tax rate.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year
	2015	2014	2013

Balance at beginning of year	$875	$802	$695
Additions related to current period tax positions	192	233	254
Reductions related to settlements with taxing authorities and lapses of statutes of limitations	(0)	(160)	(147)
Balance at end of year	$1,067	$875	$802

At both December 29, 2015 and December 30, 2014, we had approximately $0.1 million of accrued interest and penalties related to uncertain tax positions.  None of the balance of unrecognized tax benefits at December 29, 2015 relates to tax positions for which it is reasonably possible that the total amount could decrease during the next twelve months based on the lapses of statutes of limitations.

14.  Stockholder Rights Plan

We have a stockholder rights plan that provides for the distribution to stockholders of one right to purchase a unit equal to 1/100th of a share of junior participating cumulative preferred stock.  The rights are evidenced by our common stock certificates and automatically trade with our common stock.  The rights are not exercisable unless a person or group acquires (or commences a tender or exchange offer or announces an intention to acquire) 15% or more of our common stock (or 20% or more if such person or group was beneficial owner of 10% or more of our common stock on August 4, 1998) without the approval of our Board.  When declared exercisable, holders of the rights (other than the acquiring person or group) would have the right to purchase units of junior participating cumulative preferred stock having a market value equal to two times the exercise price of each right, which is $110.  Additionally, if we are thereafter merged into another entity, or if more than 50% of our consolidated assets or earnings power is sold or transferred, holders of the rights will be entitled to buy common stock of the acquiring person or group equal to two times the exercise price of each right.  These rights expire on August 4, 2018, unless redeemed earlier by us.

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

Segment information is presented below (in thousands):

	Fiscal Year
	2015	2014	2013
Revenue:
The Cheesecake Factory restaurants	$1,913,758	$1,792,796	$1,688,036
Other	186,851	183,828	189,874
	$2,100,609	$1,976,624	$1,877,910
Income/(loss) from operations:
The Cheesecake Factory restaurants (1)	$275,686	$240,774	$250,230
Other (2)	18,047	14,983	19,985
Corporate	(128,487)	(111,026)	(109,261)
	$165,246	$144,731	$160,954
Total assets:
The Cheesecake Factory restaurants	$934,606	$861,697	$813,780
Other	152,243	154,033	155,231
Corporate	146,497	145,646	139,095
	$1,233,346	$1,161,376	$1,108,106
Capital expenditures:
The Cheesecake Factory restaurants	$122,358	$104,525	$98,660
Other	13,644	3,713	3,621
Corporate	17,939	5,744	4,008
	$153,941	$113,982	$106,289
Depreciation and amortization:
The Cheesecake Factory restaurants	$71,821	$68,504	$63,549
Other	9,690	10,337	10,514
Corporate	4,052	3,994	4,495
	$85,563	$82,835	$78,558

(1) Includes impairment and lease termination expenses/(income) related to four The Cheesecake Factory restaurants.  The pre-tax amounts associated with these items were $0.7 million and ($1.2) million in fiscal 2014 and 2013, respectively.  These amounts were recorded in impairment of assets and lease terminations in the consolidated statements of income. (See Note 1 for further discussion of these charges.)

(2) Includes impairment and lease termination expenses related to our RockSugar Pan Asian Kitchen restaurant and four Grand Lux Cafe restaurants.  The pre-tax amounts associated with these items were $6.0 million and $0.6 million in fiscal years 2015 and 2013, respectively in the consolidated statements of income.  These amounts were recorded in impairment of assets and lease terminations. (See Note 1 for further discussion of these charges.)

16.  Quarterly Financial Data (unaudited)

Summarized unaudited quarterly financial data for fiscal 2015 and 2014, is as follows (in thousands, except per share data):

Quarter Ended:	March 31, 2015	June 30, 2015	September 29, 2015(2)	December 29, 2015
Revenues	$517,973	$529,107	$526,688	$526,841
Income from operations	$41,054	$49,753	$35,644	$38,795
Net income	$28,423	$34,724	$26,176	$27,200
Basic net income per share (1)	$0.58	$0.72	$0.54	$0.56
Diluted net income per share (1)	$0.56	$0.69	$0.52	$0.54
Cash dividends declared per common share	$0.165	$0.165	$0.20	$0.20

Quarter Ended:	April 1, 2014(2)	July 1, 2014(2)	September 30, 2014	December 30, 2014
Revenues	$481,431	$496,406	$499,114	$499,673
Income from operations	$33,073	$42,691	$34,175	$34,792
Net income	$22,518	$30,049	$24,223	$24,486
Basic net income per share (1)	$0.44	$0.61	$0.49	$0.50
Diluted net income per share (1)	$0.43	$0.59	$0.48	$0.48
Cash dividends declared per common share	$0.14	$0.14	$0.165	$0.165

(1)    Net income per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.

(2)    Income from operations included impairment and lease termination expenses of $6.0 million in the third quarter of fiscal 2015 related to our RockSugar Pan Asian Kitchen restaurant and $0.2 million and $0.5 million in the first and second quarters of fiscal 2014, respectively, related to one The Cheesecake Factory restaurant.  The impact of these amounts on net income was $3.6 million in the third quarter of fiscal 2015 and $0.1 million and $0.3 million in the first and second quarters of fiscal 2014, respectively.  (See Note 1 for further discussion of impairment of assets and lease terminations.)

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

17.     Subsequent Event

Dividends

On February 11, 2016, our Board of Directors approved a quarterly cash dividend of $0.20 per share to be paid on March 14, 2016 to the stockholders of record on March 1, 2016.

EXHIBIT INDEX

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1	Form of Reorganization Agreement	Amend. No. 1 to Form S-1	33-479336	2.1	8/17/92
3.1	Restated Certificate of Incorporation including Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock	10-K	000-20574	3.1	2/23/11
3.2	Amended and Restated Bylaws as of May 20, 2009	8-K	000-20574	3.8	5/27/09
4.1	Form of Rights Agreement dated as of August 4, 1998 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	8-A	000-20574	1	8/18/98
4.2	Amendment No. 1 to Rights Agreement dated as of November 4, 2003 between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	Amend. No. 1 to Form 8-A	000-20574	2	11/13/03
4.3	Amendment No. 2 to Rights Agreement dated as of August 1, 2008 between The Cheesecake Factory Incorporated and Computershare Trust Company	Amend. No 2 to Form 8-A	000-25074	3	8/1/08
10.1	David Overton Employment Agreement effective June 30, 2009*	8-K	000-20574	10.1	7/20/09
10.2	The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan *	S-1	33-479336	10.3	5/15/92
10.3	Amendment to The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan*	S-8	033-88414	99.1	1/28/99
10.4	Second Amendment to The Cheesecake Factory Incorporated 1992 Performance Employee Stock Option Plan*	10-Q	000-25074	10.1	12/8/06
10.5	The Cheesecake Factory Incorporated 1997 Non-Employee Director Stock Option Plan (as amended)*	S-8	333-118757	99.3	9/2/04

10.6	Nonqualified Stock Option Agreement under the Company’s 1997 Non-Employee Director Stock Option Plan*	10-Q	000-25074	99.1	10/26/04
10.7	Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan*	S-8	333-118757	99.1	9/2/04
10.8	First Amendment to Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan*	10-Q	000-25074	10.2	12/8/06
10.9	Second Amendment to Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan*	10-K	000-25074	10.10	2/22/07
10.10	Third Amendment to Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan*	8-K	000-25074	99.1	7/25/08
10.11	Amended and Restated 2001 Omnibus Stock Incentive Plan*	S-8	333-118757	99.2	9/2/04
10.12	First Amendment to Amended and Restated Year 2001 Omnibus Performance Stock Incentive Plan*	8-K	000-25074	99.2	7/25/08
10.13	Form of Notice of Grant of Stock Option and/or Restricted Share Award *	8-K	000-25074	99.1	1/5/07
10.14	Amended Form of Notice of Grant of Stock Option and/or Restricted Share Award*	10-K	000-25074	10.17	2/27/09
10.15	Amended and Restated Annual Performance Incentive Plan*	10-K	000-25074	10.3	4/4/05
10.16	Form of Employment Agreements with Debby R. Zurzolo and Max S. Byfuglin*	8-K	000-25074	99.1	3/28/06
10.17	Form of First Amendment to Employment Agreements with Debby R. Zurzolo and Max S. Byfuglin*	8-K	000-25074	99.2	12/10/07
10.18	Form of Second Amendment to Employment Agreement with Debby R. Zurzolo*	8-K	000-25074	99.3	1/5/09
10.19	Form of Second Amendment to Employment Agreement with Max S. Byfuglin*	8-K	000-25074	99.2	1/5/09
10.20	Amended and Restated Executive Savings Plan*	8-K	000-25074	99.3	7/25/08
10.21	First Amendment to Amended and Restated Executive Savings Plan*	10-K	000-25074	10.34	2/27/09

10.22	Second Amendment to Amended and Restated Executive Savings Plan*	10-Q	000-25074	10.2	5/6/10
10.24	Form of Indemnification Agreement*	8-K	000-25074	99.1	12/14/07
10.25	Real Estate Option Agreement dated April 22, 2005	8-K	000-25074	99.1	8/2/05
10.26	First Amendment to Option Agreement dated as of June 28, 2005	8-K	000-25074	99.2	8/2/05
10.27	Inducement Agreement dated as of July 27, 2005	8-K	000-25074	99.3	8/2/05
10.28	First Amendment to Inducement Agreement dated as of March 1, 2010	10-K	000-25074	10.36	2/23/11
10.29	Stipulation of Settlement	8-K	000-25074	10.1	2/28/08
10.30	Form of Employment Agreement with W. Douglas Benn dated January 19, 2009*	8-K	000-25074	99.1	1/23/09
10.31	Notice and Agreement of Grant of Stock Option and/or Restricted Share Award between the Company and David Overton dated May 7, 2009*	8-K	000-20574	99.1	5/8/09
10.32	2010 Stock Incentive Plan as amended April 7, 2011*	DEF 14A	000-20574	Appendix A	4/21/11
10.33	2010 Amended and Restated Annual Performance Incentive Plan, as amended and restated on June 2, 2010*	DEF 14A	000-20574	Appendix B	4/23/10
10.34	Form of Grant Agreement for Executive Officers under 2010 Stock Incentive Plan*	10-Q	000-20574	10.1	11/4/10
10.35	Annual Management Performance Incentive Plan effective December 31, 2010*	10-Q	000-20574	10.2	11/4/10
10.36	First Amendment to Employment Agreement effective as of February 29, 2012 between The Cheesecake Factory Incorporated and David M. Overton*	8-K	000-20574	10.1	3/6/12
10.37	Second Amendment to Employment Agreement dated as of November 11, 2013, between The Cheesecake Factory Incorporated and David M. Overton *	8-K	000-20574	99.1	11/12/13
10.38	The Cheesecake Factory 2010 Stock Incentive Plan as amended effective as of February 27, 2013*	DEF 14A	000-20574	Appendix A	04/19/13

10.39	Employment Agreement effective as of April 18, 2013, between The Cheesecake Factory Incorporated and David M. Gordon*	8-K	000-20574	10.1	4/19/13
10.40	Form of Grant Agreement for Executive Officers under the 2010 Stock Incentive Plan, for equity grants made after August 2, 2012*	10-Q	000-20574	10.1	8/10/12
10.41	Master Confirmation dated as of February 27, 2014 between The Cheesecake Factory Incorporated and Goldman, Sachs & Co.	10-K	000-20574	10.45	2/27/14
10.42	Supplemental Confirmation dated as of February 27, 2014 between The Cheesecake Factory Incorporated and Goldman, Sachs & Co.	10-K	000-20574	10.46	2/27/14
10.43	Third Amendment to Amended and Restated Executive Savings Plan*	10-K	000-20574	10.47	2/27/14
10.44	Fourth Amendment to Amended and Restated Executive Savings Plan*	10-K	000-20574	10.48	2/27/14
10.45	Form of Grant Agreement for Executive Officers under the 2010 Stock Incentive Plan *	8-K	000-20574	99.1	3/7/14
10.46	The Cheesecake Factory 2010 Stock Incentive Plan as amended effective as of April 3, 2014*	DEF 14A	000-20574	Appendix A	4/17/14
10.47	Fifth Amendment to Amended and Restated Executive Savings Plan *	10-Q	000-20574	10.2	8/8/14

10.48	Confirmation dated as of February 27, 2015 between The Cheesecake Factory Incorporated and Wells Fargo Bank, National Association relating to Fixed $$ Discounted Share Buyback (“DSB”) Collared with Initial Delivery	10-K	000-20574	10.52	3/2/15
10.49	Third Amendment to Employment Agreement dated as of April 2, 2015, between The Cheesecake Factory Incorporated and David Overton. *	8-K	000-20574	99.1	4/2/15
10.50	2010 Stock Incentive Plan as amended effective May 28, 2015*	DEF 14A	000-20574	Appendix A	4/17/15
10.51	2015 Amended and Restated Annual Performance Incentive Plan, as amended and restated May 28, 2015*	DEF 14A	000-20574	Appendix B	4/17/15
10.52	Sixth Amendment to The Amended and Restated The Cheesecake Factory Incorporated Executive Savings Plan*	10-Q	000-20574	10.1	11/5/15
10.53	Seventh Amendment to The Amended and Restated The Cheesecake Factory Incorporated Executive Savings Plan*	10-Q	000-20574	10.2	11/5/15
10.54	Second Amended and Restated Loan Agreement with JPMorgan Chase Bank, National Association dated as of December 22, 2015	8-K	000-20574	99.1	12/24/15
10.55	Fourth Amendment to Employment Agreement dated as of February 11, 2016, between The Cheesecake Factory Incorporated and David Overton*	8-K	000-20574	99.2	2/16/16
21.0	List of Subsidiaries	—	—	—	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer	—	—	—	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	—	—	—	Filed herewith

Exhibit 101	XBRL (Extensible Business Reporting Language) The following materials from The Cheesecake Factory Incorporated’s Annual Report on Form 10-K for the years ended December 29, 2015, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of stockholders’ equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.	—	—	—	Filed herewith

* Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of February 2016.

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

Name	Title	Date

/s/ DAVID OVERTON	Chairman of the Board and	February 25, 2016
David Overton	Chief Executive Officer
(Principal Executive Officer)

/s/ W. DOUGLAS BENN	Executive Vice President and	February 25, 2016
W. Douglas Benn	Chief Financial Officer
(Principal Financial Officer)

/s/ CHERYL M. SLOMANN	Senior Vice President, Controller and	February 25, 2016
Cheryl M. Slomann	Chief Accounting Officer
(Principal Accounting Officer)

/s/ ALEXANDER L. CAPPELLO	Director	February 25, 2016
Alexander L. Cappello

/s/ JEROME I. KRANSDORF	Director	February 25, 2016
Jerome I. Kransdorf

/s/ LAURENCE B. MINDEL	Director	February 25, 2016
Laurence B. Mindel

/s/ DAVID B. PITTAWAY	Director	February 25, 2016
David B. Pittaway

/s/ DOUGLAS L. SCHMICK	Director	February 25, 2016
Douglas L. Schmick

/s/ HERBERT SIMON	Director	February 25, 2016
Herbert Simon