Form 10-Q
period 2016-03-29
CHEESECAKE FACTORY INC
filed 2016-05-05
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2016

or

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

As of April 27, 2016, 48,500,862 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.                       Financial Statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 29, 2016	December 29, 2015

ASSETS
Current assets:
Cash and cash equivalents	$53,922	$43,854
Accounts receivable	13,079	14,159
Income tax receivable	16,021	18,739
Other receivables	30,588	72,658
Inventories	35,543	34,010
Prepaid expenses	40,637	41,976
Total current assets	189,790	225,396
Property and equipment, net	885,964	892,191
Other assets:
Intangible assets, net	22,471	21,972
Prepaid rent	45,521	46,881
Other	48,905	46,906
Total other assets	116,897	115,759
Total assets	$1,192,651	$1,233,346
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,363	$47,770
Other accrued expenses	267,857	302,456
Total current liabilities	306,220	350,226

Deferred income taxes	85,685	82,524
Deferred rent	72,580	72,911
Deemed landlord financing liability	89,173	87,841
Other noncurrent liabilities	53,433	51,305
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 93,806,826 and 93,126,667 issued at March 29, 2016 and December 29, 2015, respectively	938	931
Additional paid-in capital	733,078	710,242
Retained earnings	1,165,012	1,140,788
Treasury stock, 45,101,139 and 44,064,322 shares at cost at March 29, 2016 and December 29, 2015, respectively	(1,313,468)	(1,263,422)
Total stockholders’ equity	585,560	588,539
Total liabilities and stockholders’ equity	$1,192,651	$1,233,346

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended March 29, 2016	Thirteen Weeks Ended March 31, 2015

Revenues	$553,693	$517,973

Costs and expenses:
Cost of sales	130,773	126,612
Labor expenses	185,658	171,169
Other operating costs and expenses	129,557	123,435
General and administrative expenses	35,337	33,075
Depreciation and amortization expenses	21,464	21,177
Preopening costs	2,310	1,451
Total costs and expenses	505,099	476,919
Income from operations	48,594	41,054
Interest and other expense, net	(2,304)	(1,895)
Income before income taxes	46,290	39,159
Income tax provision	12,336	10,736
Net income	$33,954	$28,423

Net income per share:
Basic	$0.70	$0.58
Diluted	$0.68	$0.56

Weighted average shares outstanding:
Basic	48,518	49,225
Diluted	50,037	51,102

Cash dividends declared per common share	$0.20	$0.165

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance, December 29, 2015	93,127	$931	$710,242	$1,140,788	$(1,263,422)	$588,539
Net income	—	—	—	33,954	—	33,954
Cash dividends declared	—	—	—	(9,730)	—	(9,730)
Tax impact of stock options exercised, net of cancellations	—	—	5,940	—	—	5,940
Stock-based compensation	—	—	5,258	—	—	5,258
Common stock issued under stock-based compensation plans	680	7	11,638	—	—	11,645
Treasury stock purchases	—	—	—	—	(50,046)	(50,046)
Balance, March 29, 2016	93,807	$938	$733,078	$1,165,012	$(1,313,468)	$585,560

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended March 29, 2016	Thirteen Weeks Ended March 31, 2015

Cash flows from operating activities:
Net income	$33,954	$28,423
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	21,464	21,177
Deferred income taxes	3,161	1,215
Stock-based compensation	5,185	4,731
Tax impact of stock options exercised, net of cancellations	5,940	4,340
Excess tax benefit related to stock options exercised	(6,034)	(4,317)
Other	834	814
Changes in assets and liabilities:
Accounts receivable	1,080	2,527
Other receivables	42,070	32,635
Inventories	(1,533)	730
Prepaid expenses	1,339	(8,346)
Other assets	(619)	(1,847)
Accounts payable	(509)	(1,334)
Income taxes receivable/payable	2,718	4,600
Other accrued expenses	(32,742)	(20,000)
Cash provided by operating activities	76,308	65,348
Cash flows from investing activities:
Additions to property and equipment	(22,441)	(24,151)
Additions to intangible assets	(620)	(547)
Cash used in investing activities	(23,061)	(24,698)
Cash flows from financing activities:
Deemed landlord financing payments	(873)	(743)
Borrowings on credit facility	—	25,000
Proceeds from exercise of stock options	11,645	5,669
Excess tax benefit related to stock options exercised	6,034	4,317
Cash dividends paid	(9,939)	(8,443)
Treasury stock purchases	(50,046)	(80,389)
Payment for future treasury stock purchases under accelerated stock repurchase agreement	—	(4,601)
Cash used in financing activities	(43,179)	(59,190)
Net change in cash and cash equivalents	10,068	(18,540)
Cash and cash equivalents at beginning of period	43,854	58,018
Cash and cash equivalents at end of period	$53,922	$39,478

Supplemental disclosures:
Interest paid	$1,483	$1,455
Income taxes paid	$909	$543
Construction payable	$4,601	$8,285

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and its wholly owned subsidiaries (referred to herein collectively as the “Company,” “we,” “us” and “our”) prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The unaudited financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the financial condition, results of operations and cash flows for the period.  However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”).  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2015 filed with the SEC on February 25, 2016.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions for the reporting periods covered by the financial statements.  These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities.  Actual results could differ from these estimates.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes.  Fiscal year 2016 consists of 53 weeks and will end on January 3, 2017.  Fiscal 2015, which ended on December 29, 2015, was a 52-week year.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance affecting all entities that issue share-based payment awards to their employees. This update covers such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows.  This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2017.  This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update.  Early adoption is permitted.  We have not yet selected a transition date nor have we determined the effect of the standard on our consolidated financial statements.

In February 2016, the FASB issued guidance that requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset.  The standard also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases.  This update is effective for annual and interim periods beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of fiscal 2019 using a modified retrospective approach.  Early adoption is permitted.  We have not yet selected a transition date nor have we determined the effect of the standard on our consolidated financial statements.

In July 2015, the FASB issued guidance that requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value.  Previous guidance required inventory to be measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin).  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted.  We expect the adoption of this guidance to have no material impact on our consolidated financial statements.

In April 2015, the FASB issued guidance regarding a customer’s accounting for fees paid in a cloud computing arrangement.  If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses.  If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  This guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted.  Our adoption of this guidance in the first quarter of fiscal 2016 had no impact on our consolidated financial statements.

In April 2015, the FASB issued updated guidance intended to simplify, and provide consistency to, the presentation of debt issuance costs.  The new standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts.  In August 2015, the FASB provided additional guidance for presentation of debt issuance costs related to line-of-credit arrangements.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  Our adoption of this guidance in the first quarter of fiscal 2016 had no impact on our consolidated financial statements.

In February 2015, the FASB issued updated guidance that changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  Our adoption of this guidance in the first quarter of fiscal 2016 had no impact on our consolidated financial statements.

In June 2014, the FASB issued updated guidance intended to eliminate the diversity in practice regarding share-based payment awards that include terms which provide for a performance target that affects vesting being achieved after the requisite service period. The new standard requires that a performance target which affects vesting and could be achieved after the requisite service period be treated as a performance condition that affects vesting and should not be reflected in estimating the grant-date fair value.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  Our adoption of this guidance in the first quarter of fiscal 2016 had no impact on our consolidated financial statements.

In May 2014, the FASB issued accounting guidance that provides a comprehensive new revenue recognition model that will supersede most of the existing revenue recognition requirements and require entities to recognize revenue at an amount that reflects the consideration to which a company expects to be entitled in exchange for transferring goods or services to a customer.  In August 2015, the FASB deferred the effective date of this standard by one year with early adoption permitted no earlier than the original effective date.  The guidance is now effective for us beginning in the first quarter of fiscal 2018.  In March and April 2016, the FASB provided additional guidance related to implementation.  This standard is not expected to have a material impact on our consolidated financial statements.

2.  Inventories

Inventories consisted of (in thousands):

	March 29, 2016	December 29, 2015

Restaurant food and supplies	$15,836	$16,127
Bakery finished goods and work in progress	13,408	12,104
Bakery raw materials and supplies	6,299	5,779
Total	$35,543	$34,010

3.  Long-Term Debt

On December 22, 2015, we entered into a new loan agreement (“Facility”) which amended and restated in its entirety our prior loan agreement dated October 16, 2013.  This Facility, which matures on December 22, 2020, provides us with revolving loan commitments totaling $200 million, of which $50 million may be used for issuances of letters of credit.  Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs.  The Facility contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the lenders electing to increase their commitments or by means of the addition of new lenders.  Our obligations under the Facility are unsecured.  Certain of our material subsidiaries have guaranteed our obligations under the Facility.  At March 29, 2016, we had net availability for borrowings of $180.0 million, based on a zero outstanding debt balance and $20.0 million in standby letters of credit.  We did not withdraw or repay any amounts under this Facility during the first quarter of fiscal 2016.

We are subject to certain financial covenants under the Facility requiring us to maintain (i) a maximum “Net Adjusted Leverage Ratio” of 4.0, comprised of debt plus eight times rent minus unrestricted cash and cash equivalents in excess of $25 million divided by “EBITDAR” (trailing 12-month earnings before interest, taxes, depreciation, amortization, noncash stock option expense, rent and permitted acquisition costs) and (ii) a trailing 12-month minimum EBITDAR to interest and rental expense ratio (“EBITDAR Ratio”) of 1.9.  Our Net Adjusted Leverage and EBITDAR Ratios were 2.5 and 3.0, respectively, at March 29, 2016, and we were in compliance with the financial covenants in effect at that date.  The Facility also limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on the Net Adjusted Leverage Ratio.

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

4. Commitments and Contingencies

On April 11, 2013, a former restaurant hourly employee filed a class action lawsuit in the California Superior Court, Placer County, alleging that the Company violated the California Labor Code and California Business and Professions Code, by requiring employees to purchase uniforms for work (Sikora v. The Cheesecake Factory Restaurants, Inc., et al; Case No SCV0032820).  A similar lawsuit covering a different time period was also filed in Placer County (Reed v. The Cheesecake Factory Restaurants, Inc. et al; Case No. SCV27073).  By stipulation the parties agreed to transfer the Reed and Sikora cases to Los Angeles County.  Both cases (Case Nos. SCV0032820 and SCV27073) were subsequently coordinated together in Los Angeles County by order of the Judicial Council.  On November 15, 2013, the Company filed a motion to enforce judgment and to preclude the prosecution of certain claims under the California Private Attorney General Act (“PAGA”) and California Business and Professions Code Section 17200.  On March 11, 2015, the court granted the Company’s motion in Case No. SCV0032820. The parties participated in voluntary mediation on June 25, 2015 and have executed a memorandum of understanding with respect to the terms of settlement, which is subject to court approval and is intended to be a full and final resolution of the actions.  On January 29, 2016, the court granted the parties’ Motion for Preliminary Approval of Class Action Settlement.  The final approval hearing is scheduled for June 3, 2016.  Based on the current status of this matter, we have reserved an immaterial amount in anticipation of settlement.

On November 26, 2014, a former restaurant hourly employee filed a class action lawsuit in the San Diego County Superior Court, alleging that the Company violated the California Labor Code and California Business and Professions Code, by failing to pay overtime, to permit required rest breaks and to provide accurate wage statements, among other claims (Masters v. The Cheesecake Factory Restaurants, Inc., et al; Case No 37-2014-00040278).  By stipulation, the parties agreed to transfer Case No. 37-2014-00040278 to the Orange County Superior Court.  On March 2, 2015, Case No. 37-2014-00040278 was officially transferred and assigned a new Case No. 30-2015-00775529 in the Orange County Superior Court.  The lawsuit seeks unspecified amounts of fees, penalties and other monetary payments on behalf of the Plaintiff and other purported class members. We intend to vigorously defend this action.  Based on the current status of this matter, we have not reserved for any potential future payments.

On May 28, 2015, a group of current and former restaurant hourly employees filed a class action lawsuit in the U.S. District Court for the Eastern District of New York, alleging that the Company violated the Fair Labor Standards Act and New York Labor Code, by requiring employees to purchase uniforms for work and violated the State of New York’s minimum wage and overtime provisions (Guglielmo v. The Cheesecake Factory Restaurants, Inc., et al; Case No 2:15-CV-03117).  On September 8, 2015, the Company filed its response to the Complaint, requesting the court to compel arbitration against opt-in Plaintiffs with valid arbitration agreements. The plaintiffs are seeking unspecified amounts of penalties and other monetary payments.  We intend to vigorously defend this action.  Based upon the current status of this matter, we have not reserved for any potential future payments.

On November 10, 2015, a current restaurant hourly employee filed a class action lawsuit in the Marin County Superior Court alleging that the Company failed to provide complete and accurate wage statements as set forth in the California Labor Code.  On January 26, 2016, the Plaintiff filed a First Amended Complaint.  The lawsuit seeks unspecified penalties under PAGA in addition to other monetary payments (Brown v. The Cheesecake Factory Restaurants, Inc.; Case No. CIV1504091).  On April 18, 2016, the court granted our motion to compel individual arbitration of Plaintiff’s wage statement claim and stayed the PAGA claim until completion of the individual arbitration.  We intend to vigorously defend against this action.  Based upon the current status of this matter, we have not reserved for any potential future payments.

On December 10, 2015 a former restaurant management employee filed a class action lawsuit in the Los Angeles County Superior Court alleging that the Company improperly classified its managerial employees, failed to pay overtime, and failed to provide accurate wage statements, in addition to other claims.  The lawsuit seeks unspecified penalties under PAGA in addition to other monetary payments (Tagalogon v. The Cheesecake Factory Restaurants, Inc., Case No. BC603620).  We intend to vigorously defend against this action.  Based upon the current status of this matter, we have not reserved for any potential future payments.

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

5. Stockholders’ Equity

On February 11, 2016, our Board of Directors (“Board”) declared a quarterly cash dividend of $0.20 per share which was paid on March 14, 2016 to the stockholders of record at the close of business on March 1, 2016.  Future decisions to pay, increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements and such other factors that the Board considers relevant.

In July 2013, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 48.5 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 45.1 million shares at a total cost of $1,313.5 million through March 29, 2016, including 1.0 million shares at a cost of $50.0 million during the first quarter of fiscal 2016.  Repurchased common stock is reflected as a reduction of stockholders’ equity.  Our share repurchases have included repurchases under Rule 10b5-1 plans adopted from time to time by our Board in furtherance of its repurchase authorization.  Repurchases made during the first quarter of fiscal 2016 were made under a Rule 10b5-1 plan that was adopted by our Board on November 3, 2015 and is effective from January 4, 2016 through June 30, 2016.

Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us.  Purchases in the open market are made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 (the “Act”).  We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, including dividend payments, a review of our capital structure and cost of capital, our share price and current market conditions.  The timing and number of shares repurchased are also subject to legal constraints and financial covenants under our Facility that limit share repurchases based on a defined ratio.  (See Note 3 for further discussion of our long-term debt.)  Our objectives with regard to share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.

6.  Stock-Based Compensation

The following table presents information related to stock-based compensation (in thousands):

	Thirteen Weeks Ended March 29, 2016	Thirteen Weeks Ended March 31, 2015

Labor expenses	$1,256	$1,546
Other operating costs and expenses	50	73
General and administrative expenses	3,879	3,112
Total stock-based compensation	5,185	4,731
Income tax benefit	1,983	1,810
Total stock-based compensation, net of taxes	$3,202	$2,921
Capitalized stock-based compensation(1)	$73	$67

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

Stock Options

The weighted average fair value at the grant date for options issued during the first quarter of fiscal 2016 and 2015 was $12.10 and $14.17 per option, respectively.  The fair value of options was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the first quarter of fiscal 2016 and 2015, respectively: (a) an expected option term of 6.8 and 6.6 years, (b) expected stock price volatility of 26.3% and 31.3%, (c) a risk-free interest rate of 1.6% and 1.9%, and (d) a dividend yield on our stock of 1.6% and 1.4%.

Stock option activity during the thirteen weeks ended March 29, 2016 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 29, 2015	3,066	$30.00	3.6	$52,416
Granted	225	50.26
Exercised	(556)	20.95
Forfeited or cancelled	(31)	40.97
Outstanding at March 29, 2016	2,704	$33.42	4.1	$52,871

Exercisable at March 29, 2016	1,672	$27.65	3.0	$42,326

(1)                              Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pretax amount that would have been received by the option holders, had they all exercised their options on the fiscal period end date.

The total intrinsic value of options exercised during the thirteen weeks ended March 29, 2016 and March 31, 2015 was $16.2 million and $8.5 million, respectively.  As of March 29, 2016, total unrecognized stock-based compensation expense related to unvested stock options was $11.0 million, which we expect to recognize over a weighted average period of approximately 2.9 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the thirteen weeks ended March 29, 2016 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)	(Per share)

Outstanding at December 29, 2015	1,891	$41.31
Granted	312	49.93
Vested	(250)	33.79
Forfeited	(37)	40.96
Outstanding at March 29, 2016	1,916	$43.66

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant.  The weighted average fair value at the grant date for restricted shares and restricted share units issued during the first quarters of fiscal 2016 and fiscal 2015 was $49.93 and $48.48, respectively.  The fair value of shares that vested during the thirteen weeks ended March 29, 2016 and March 31, 2015 was $8.4 million and $5.7 million, respectively.  As of March 29, 2016, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $50.0 million, which we expect to recognize over a weighted average period of approximately 3.0 years.

7.  Net Income Per Share

At March 29, 2016 and March 31, 2015, 1.9 million and 1.9 million shares, respectively, of restricted stock issued to employees were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal quarters ended on those dates.  Diluted net income per share includes the dilutive effect of outstanding equity awards, calculated using the treasury stock method.  Assumed proceeds from the in-the-money options include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by FASB Accounting Standards Codification (“ASC”) 718, “Compensation — Stock Option Compensation.”

	Thirteen Weeks Ended March 29, 2016	Thirteen Weeks Ended March 31, 2015
	(In thousands, except per share data)
Net income	$33,954	$28,423

Basic weighted average shares outstanding	48,518	49,225
Dilutive effect of equity awards	1,519	1,877

Diluted weighted average shares outstanding	50,037	51,102

Basic net income per share	$0.70	$0.58

Diluted net income per share	$0.68	$0.56

Shares of common stock equivalents of 1.2 million and 1.1 million for the thirteen weeks ended March 29, 2016 and March 31, 2015, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

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

Segment information is presented below (in thousands):

	Thirteen Weeks Ended March 29, 2016	Thirteen Weeks Ended March 31, 2015
Revenues:
The Cheesecake Factory restaurants	$506,316	$472,817
Other	47,377	45,156
Total	$553,693	$517,973

Income/(loss) from operations:
The Cheesecake Factory restaurants	$74,292	$66,701
Other	6,912	6,063
Corporate	(32,610)	(31,710)
Total	$48,594	$41,054

Capital expenditures:
The Cheesecake Factory restaurants	$21,432	$16,822
Other	693	3,566
Corporate	316	3,763
Total	$22,441	$24,151

Depreciation and amortization:
The Cheesecake Factory restaurants	$18,252	$17,668
Other	2,075	2,494
Corporate	1,137	1,015
Total	$21,464	$21,177

	March 29, 2016	December 29, 2015
Total assets:
The Cheesecake Factory restaurants	$888,488	$934,606
Other	149,984	152,243
Corporate	154,179	146,497
Total	$1,192,651	$1,233,346

9.  Subsequent Events

On April 21, 2016, our Board declared a quarterly cash dividend of $0.20 per share to be paid on May 24, 2016 to the stockholders of record on May 11, 2016.

On April 21, 2016, our Board approved the adoption of a 10b5-1 Plan, which will be effective from July 1, 2016 through December 30, 2016.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain information included in this Form 10-Q and other materials filed or to be filed by us with the SEC, as well as information included in oral or written statements made by us or on our behalf, may contain forward-looking statements about our current and presently expected performance trends, growth plans, business goals and other matters.  These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers.  Statements set forth in or incorporated into this report regarding our expectations for growth in company-owned and licensed locations, comparable sales, diluted net earnings per share, and operating margins, our intention to repurchase stock and pay dividends, and all other statements that are not historical facts, including without limitation, statements with respect to future financial condition, results of operations, plans, objectives, performance and business of The Cheesecake Factory Incorporated and its subsidiaries, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Acts”).  These statements are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in such statements.

In connection with the “safe harbor” provisions of the Acts, we have identified and are disclosing important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf.  (See Part II, Item 1A of this report, “Risk Factors,” and Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2015.)  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.  Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements.  Although we believe that the assumptions underlying forward-looking statements are currently reasonable, any of the assumptions could be incorrect or incomplete, and there can be no assurance that forward-looking statements will prove to be accurate.  Forward-looking statements speak only as of the date on which they are made.  Except as may be required by law, we do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events, corrections in underlying assumptions, or changes in circumstances arising after the date that the forward-looking statement was made.

General

This discussion and analysis should be read in conjunction with our interim unaudited consolidated financial statements and related notes included in this Form 10-Q in Part I, Item 1, and with the following items included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2015: the audited consolidated financial statements and related notes in Part IV, Item 15; the “Risk Factors” included in Part I, Item 1A; and the cautionary statements included throughout the report.  The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position.

As of May 5, 2016, we operated 201 Company-owned restaurants — 188 under The Cheesecake Factory® mark, 12 under the Grand Lux Cafe® mark and one under the RockSugar Pan Asian Kitchen® mark.  Internationally, 11 The Cheesecake Factory branded restaurants operated in the Middle East and Mexico under licensing agreements.  We also operated two bakery production facilities.

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

Going forward, our domestic revenue growth (comprised of our annual unit growth and comparable sales growth), combined with international growth, a robust share repurchase program and our dividend provide a framework with high visibility and one that supports our financial objective of mid-teens growth in total return to shareholders.  We define our total returns as earnings per share growth plus our dividend yield.  The following are the key performance levers that we believe will contribute to achieving these goals:

•                  Growing Overall Revenue.  Our overall revenue growth is primarily driven by revenue from new restaurant openings, increases in comparable restaurant sales, and royalties and bakery sales from additional licensed international locations.  Changes in comparable restaurant sales come from variations in customer traffic, as well as in check average.  Our strategy is to grow customer traffic by (1) continuing to offer innovative, high quality menu items that offer customers a wide range of options in terms of flavor, price and value and (2) focusing on service and hospitality with the goal of delivering an exceptional customer experience.  We are continuing our efforts on a number of initiatives intended to help us make incremental progress towards growing customer traffic, including a greater focus on redesigning our server training, building on the success of our gift card program, implementing a technology for mobile payment in our restaurants and piloting delivery service through third party vendors.  Check average is impacted by menu price increases and/or changes in menu mix.  Our philosophy with regard to menu pricing is to use price increases to help offset key operating cost increases in a manner that balances protecting both our margins and customer traffic levels.

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

	Thirteen Weeks Ended March 29, 2016	Thirteen Weeks Ended March 31, 2015

Revenues	100.0%	100.0%

Costs and expenses:
Cost of sales	23.6	24.4
Labor expenses	33.5	33.0
Other operating costs and expenses	23.4	23.8
General and administrative expenses	6.4	6.4
Depreciation and amortization expenses	3.9	4.1
Preopening costs	0.4	0.4
Total costs and expenses	91.2	92.1
Income from operations	8.8	7.9
Interest and other expense, net	(0.4)	(0.3)
Income before income taxes	8.4	7.6
Income tax provision	2.3	2.1
Net income	6.1%	5.5%

Thirteen Weeks Ended March 29, 2016 Compared to Thirteen Weeks Ended March 31, 2015

Revenues

Revenues increased 6.9% to $553.7 million for the thirteen weeks ended March 29, 2016 compared to $518.0 million for the thirteen weeks ended March 31, 2015.

Comparable sales at The Cheesecake Factory restaurants increased by 1.7%, or $8.0 million, from the first quarter of fiscal 2015, driven by average check growth of 2.2% (based on an increase of 2.7% in menu pricing and a 0.5% negative change in mix) partially offset by a decrease in customer traffic of 0.5%.  We implemented effective menu price increases of approximately 1.4% and 1.5% during the first quarter of fiscal 2016 and the third quarter of fiscal 2015, respectively.  Total operating weeks at The Cheesecake Factory restaurants increased 5.9% to 2,436 for the thirteen weeks ended March 29, 2016 compared to the comparable prior year period.  The Cheesecake Factory average sales per restaurant operating week increased 1.2% to $208,000 in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015.

Comparable sales at our Grand Lux Cafe restaurants increased by 3.1% from the prior year first quarter driven by an increase in guest average check growth and traffic.  We implemented effective menu price increases of approximately 1.5% and 1.1% during the second and fourth quarters of fiscal 2015, respectively.

Restaurants become eligible to enter our comparable sales base in their 19th month of operation.  At March 29, 2016, there were 16 The Cheesecake Factory restaurants and one Grand Lux Cafe not yet in our comparable sales base.  International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from our comparable sales calculations.  Factors outside of our control, such as macroeconomic conditions, weather patterns, timing of holidays, competition and other factors, including those referenced in Part I, Item lA, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 29, 2015, can impact comparable sales.

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

External bakery sales were $11.3 million for the first quarter of fiscal year 2016 compared to $12.1 million in the comparable prior year period.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses.  As a percentage of revenues, cost of sales was 23.6% for the first quarter of fiscal 2016 compared to 24.4% for the comparable period of fiscal 2015 primarily driven by lower seafood and poultry costs.

Our restaurant menus are among the most diversified in the foodservice industry and, accordingly, are not overly dependent on a few select commodities.  Changes in costs for one commodity sometimes can be offset by cost changes in other commodity categories.  The principal commodity categories for our restaurants include general grocery items, dairy, produce, seafood, poultry, meat and bread.

We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as cream cheese, depending on market conditions and expected demand.  Historically, we were unable to contract directly for extended periods of time for certain of our commodities such as some produce, wild-caught fresh fish and certain dairy items.  During fiscal 2015, we entered into longer-term fixed pricing agreements for additional dairy items and continue to evaluate the possibility of entering into similar arrangements for other commodities.  We also periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing our risk and variability in these categories.  Although these vehicles and markets may be available to us, we may choose not to enter into contracts due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors.  Additionally, the cost of commodities subject to government regulation, such as dairy and corn, can be even more susceptible to price fluctuation.

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

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 33.5% and 33.0% in the first quarters of fiscal 2016 and 2015, respectively.  This variance was driven primarily by higher hourly wage rates, partially offset by decreased group medical costs due to lower large claims activity.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead and distribution expenses.  As a percentage of revenues, other operating costs and expenses were 23.4% and 23.8% for the thirteen weeks ended March 29, 2016 and the thirteen weeks ended March 31, 2015, respectively.  This variance was primarily related to lower natural gas and electricity costs, as well as favorability in workers’ compensation and general liability insurance expenses.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, as well as the restaurant field supervision, corporate support and bakery administrative organizations.  As a percentage of revenues, G&A expenses were 6.4% for both the thirteen weeks ended March 29, 2016 and March 31, 2015.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 3.9% and 4.1% for the thirteen weeks ended March 29, 2016 and the comparable period of last year, respectively.

Preopening Costs

Preopening costs were $2.3 million for the thirteen weeks ended March 29, 2016 compared to $1.5 million in the comparable period of the prior year.  We had one restaurant opening in the first quarter of fiscal 2016 compared to no openings in the comparable prior year period.  Preopening costs include all costs to relocate and compensate restaurant management employees during the preopening period, costs to recruit and train hourly restaurant employees, and wages, travel and lodging costs for our opening training team and other support staff members.  Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant openings and operating needs, and corporate travel and support activities.  Preopening costs can fluctuate significantly from period to period based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Interest and Other Expense, Net

Interest and other expense, net increased to $2.3 million for the first quarter of fiscal 2016 compared to $1.9 million for the comparable period last year driven primarily by higher expense on asset disposals and increased interest on our deemed landlord financing, partially offset by a decrease in interest on outstanding borrowings on our credit facility.  Interest expense included $1.3 million and $1.0 million in the first quarter of fiscal 2016 and the first quarter of fiscal 2015, respectively, associated with landlord construction allowances deemed to be financings in accordance with accounting guidance.

Income Tax Provision

Our effective income tax rate was 26.6% for the first quarter of fiscal 2016 compared to 27.4% for the comparable prior year period.  This decrease is primarily due to the favorable resolution this quarter of a state income tax examination for which we had previously recorded a reserve.

Fiscal 2016 Outlook

For the second quarter of fiscal 2016, we estimate diluted earnings per share will be between $0.69 and $0.72 based on an assumed comparable restaurant sales increase of between flat and 1.0% at The Cheesecake Factory restaurants.  For fiscal year 2016, we estimate diluted earnings per share will be between $2.61 and $2.70 based on an assumed increase in comparable restaurant sales at The Cheesecake Factory restaurants of between 1.0% and 2.0%.  Fiscal 2016 is a 53-week year, and our estimates include an approximate impact from the additional week of between $0.05 and $0.08 in diluted net income per share.  We currently expect food costs to be flat as a percentage of revenues to fiscal 2015 as we anticipate higher prices in some areas such as produce and dairy to be offset by lower seafood and poultry costs.  We also expect wage inflation of approximately 5% in fiscal 2016.  At the high end of our diluted net income per share sensitivity range, we expect operating margins to be positive relative to fiscal 2015.  We anticipate a fiscal 2016 effective income tax rate of approximately 27% to 28%.

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

Liquidity and Capital Resources

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Thirteen Weeks Ended March 29, 2016	Thirteen Weeks Ended March 31, 2015
Cash provided by operating activities	$76.3	$65.3
Capital expenditures	$(22.4)	$(24.2)
Proceeds from exercise of stock options	$11.6	$5.7
Borrowings on credit facility	$—	$25.0
Purchase of treasury stock	$(50.0)	$(80.4)
Cash dividends paid	$(9.9)	$(8.4)

During the thirteen weeks ended March 29, 2016, our cash and cash equivalents increased by $10.1 million to $53.9 million.  This increase was primarily attributable to cash provided by operating activities and proceeds from exercises of employee stock options, partially offset by treasury stock purchases, capital expenditures and dividend payments.

For fiscal 2016, we currently estimate our cash outlays for capital expenditures to range between $100 million and $110 million, net of agreed-upon up-front cash landlord construction contributions and excluding $14.3 million of expected non-capitalizable preopening costs for new restaurants.  The amount reflected as additions to property and equipment in the consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each lease.  Our estimate for capital expenditures for fiscal 2016 contemplates a net outlay of $60 million to $66 million for as many as eight restaurants expected to be opened during fiscal 2016 and estimated construction-in-progress disbursements for anticipated early fiscal 2017 openings.  Expected fiscal 2016 capital expenditures also include $30 million to $32 million for maintenance, enhancements and capacity additions to our existing restaurants and $10 million to $12 million for bakery and corporate infrastructure investments.

On December 22, 2015, we entered into a new loan agreement (“Facility”) which amended and restated in its entirety our prior loan agreement dated October 16, 2013.  This Facility, which matures on December 22, 2020, provides us with revolving loan commitments totaling $200 million, of which $50 million may be used for issuances of letters of credit.  Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs.  The Facility contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the lenders electing to increase their commitments or by means of the addition of new lenders.  At March 29, 2016, we had net availability for borrowings of $180.0 million, based on a zero outstanding debt balance and $20.0 million in standby letters of credit.  The Facility also limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio. We were in compliance with the financial covenants in effect at March 29, 2016.  We did not withdraw or repay any amounts under this Facility during the first quarter of fiscal 2016.  (See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

In July 2013, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 48.5 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 45.1 million shares at a total cost of $1,313.5 million through March 29, 2016, including 1.0 million shares at a cost of $50.0 million during the first quarter of fiscal 2016.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, including dividend payments, a review of our capital structure and cost of capital, our share price and current market conditions.  Our objectives with regard to share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.  (See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.)

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

As of March 29, 2016, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties.  Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for a summary of new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

We are exposed to market risk from interest rate changes on our funded debt.  This exposure relates to the component of the interest rate on our $200 million Facility that is indexed to market rates.  We had no outstanding borrowings at March 29, 2016 and December 29, 2015, and therefore, had no exposure to interest rate fluctuations on funded debt at those dates.  (See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our Executive Savings Plan, a non-qualified deferred compensation plan, to the extent these investments are not equivalent to the related liability.  In addition, because changes in these investments are not taxable, the full impact of gains or losses directly affects net income.  Based on balances at March 29, 2016 and December 29, 2015, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes.  However, net income would have declined by $1.7 million at March 29, 2016 and $1.6 million at December 29, 2015.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 29, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 4 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A.  Risk Factors.

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2015 (“Annual Report”), and there have been no material changes thereto since the filing of our Annual Report.  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following provides information regarding our purchase of our common stock during the thirteen weeks ended March 29, 2016 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 30, 2015 — February 2, 2016	500	$46.22	465	3,932
February 3 — March 1, 2016	308	48.65	308	3,624
March 2 — March 29, 2016	229	52.23	164	3,395
Total	1,037		937

(1)    The total number of shares purchased includes shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

In July 2013, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 48.5 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 45.1 million shares at a total cost of $1,313.5 million through March 29, 2016, including 1.0 million shares of our common stock at a cost of $50.0 million during the first quarter of fiscal 2016.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  (See Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.)

Our Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio.  (See Note 3 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

Item 6.  Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
10.1*	Form of 2016 Employment Agreements with David Gordon; W. Douglas Benn; Debby R. Zurzolo; and Max S. Byfuglin*	8-K	000-2574	99.1	3/4/16

10.2*	Form of Grant and Stock Option Agreement And/Or Stock Unit Agreement*	8-K	000-2574	99.2	3/4/16

10.3*	Fourth Amendment to Employment Agreement dated as of February 11, 2016 between The Cheesecake Factory Incorporated and David Overton*	8-K	000-2574	99.2	2/16/16

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer	—	—	—	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	—	—	—	Filed herewith

101	XBRL (Extensible Business Reporting Language) The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2016, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statement of stockholders’ equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.	—	—	—	Filed herewith

* Management contract or compensatory plan or arrangement required to be filed as an exhibit

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2016	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ W. DOUGLAS BENN
W. Douglas Benn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)