Form 10-Q
period 2016-06-28
CHEESECAKE FACTORY INC
filed 2016-08-04
CIK 887596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2016

or

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

As of July 27, 2016, 48,079,544 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.       Financial Statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 28, 2016	December 29, 2015

ASSETS
Current assets:
Cash and cash equivalents	$79,618	$43,854
Accounts receivable	14,468	14,159
Income taxes receivable	4,341	18,739
Other receivables	27,150	72,658
Inventories	34,571	34,010
Prepaid expenses	37,824	41,976
Total current assets	197,972	225,396
Property and equipment, net	888,849	892,191
Other assets:
Intangible assets, net	22,597	21,972
Prepaid rent	44,386	46,881
Other	50,514	46,906
Total other assets	117,497	115,759
Total assets	$1,204,318	$1,233,346
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,573	$47,770
Other accrued expenses	265,851	302,456
Total current liabilities	304,424	350,226

Deferred income taxes	83,737	82,524
Deferred rent	72,255	72,911
Deemed landlord financing liability	91,973	87,841
Other noncurrent liabilities	55,087	51,305
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 93,901,866 and 93,126,667 issued at June 28, 2016 and December 29, 2015, respectively	939	931
Additional paid-in capital	742,041	710,242
Retained earnings	1,193,914	1,140,788
Treasury stock, 45,622,532 and 44,064,322 shares at cost at June 28, 2016 and December 29, 2015, respectively	(1,340,052)	(1,263,422)
Total stockholders’ equity	596,842	588,539
Total liabilities and stockholders’ equity	$1,204,318	$1,233,346

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended June 28, 2016	Thirteen Weeks Ended June 30, 2015	Twenty-Six Weeks Ended June 28, 2016	Twenty-Six Weeks Ended June 30, 2015

Revenues	$558,862	$529,107	$1,112,555	$1,047,080

Costs and expenses:
Cost of sales	126,933	126,623	257,706	253,235
Labor expenses	185,211	168,495	370,869	339,664
Other operating costs and expenses	131,980	123,675	261,537	247,110
General and administrative expenses	35,785	35,345	71,122	68,420
Depreciation and amortization expenses	21,461	21,158	42,925	42,335
Preopening costs	2,302	4,058	4,612	5,509
Total costs and expenses	503,672	479,354	1,008,771	956,273
Income from operations	55,190	49,753	103,784	90,807
Interest and other expense, net	(2,181)	(1,432)	(4,485)	(3,327)
Income before income taxes	53,009	48,321	99,299	87,480
Income tax provision	14,424	13,597	26,760	24,333
Net income	$38,585	$34,724	$72,539	$63,147

Net income per share:
Basic	$0.80	$0.72	$1.50	$1.29
Diluted	$0.78	$0.69	$1.46	$1.25

Weighted average shares outstanding:
Basic	48,232	48,451	48,375	48,838
Diluted	49,598	50,262	49,814	50,681

Cash dividends declared per common share	$0.20	$0.165	$0.40	$0.33

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance, December 29, 2015	93,127	$931	$710,242	$1,140,788	$(1,263,422)	$588,539
Net income	—	—	—	72,539	—	72,539
Cash dividends declared	—	—	—	(19,413)	—	(19,413)
Tax impact of stock options exercised, net of cancellations	—	—	6,559	—	—	6,559
Stock-based compensation	—	—	11,453	—	—	11,453
Common stock issued under stock-based compensation plans	775	8	13,787	—	—	13,795
Treasury stock purchases	—	—	—	—	(76,630)	(76,630)
Balance, June 28, 2016	93,902	$939	$742,041	$1,193,914	$(1,340,052)	$596,842

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended June 28, 2016	Twenty-Six Weeks Ended June 30, 2015

Cash flows from operating activities:
Net income	$72,539	$63,147
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	42,925	42,335
Deferred income taxes	1,213	1,146
Stock-based compensation	11,304	9,677
Tax impact of stock options exercised, net of cancellations	6,559	7,838
Excess tax benefit related to stock options exercised	(6,635)	(7,826)
Other	1,342	1,346
Changes in assets and liabilities:
Accounts receivable	(309)	6,359
Other receivables	45,508	28,914
Inventories	(561)	(3,211)
Prepaid expenses	4,152	(8,389)
Other assets	(1,071)	(6,010)
Accounts payable	(5,992)	(8,562)
Income taxes receivable/payable	14,398	11,466
Other accrued expenses	(33,586)	(17,264)
Cash provided by operating activities	151,786	120,966
Cash flows from investing activities:
Additions to property and equipment	(40,208)	(59,473)
Additions to intangible assets	(924)	(948)
Cash used in investing activities	(41,132)	(60,421)
Cash flows from financing activities:
Deemed landlord financing proceeds	2,673	—
Deemed landlord financing payments	(1,780)	(1,497)
Borrowings on credit facility	—	25,000
Proceeds from exercise of stock options	13,795	16,892
Excess tax benefit related to stock options exercised	6,635	7,826
Cash dividends paid	(19,583)	(16,438)
Treasury stock purchases	(76,630)	(84,197)
Payment for future treasury stock purchases under accelerated stock repurchase agreement	—	(4,601)
Cash used in financing activities	(74,890)	(57,015)
Net change in cash and cash equivalents	35,764	3,530
Cash and cash equivalents at beginning of period	43,854	58,018
Cash and cash equivalents at end of period	$79,618	$61,548

Supplemental disclosures:
Interest paid	$3,055	$2,988
Income taxes paid, net of refunds	$5,034	$3,850
Construction payable	$10,294	$13,531

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and its wholly owned subsidiaries (referred to herein collectively as the “Company,” “we,” “us” and “our”) prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The unaudited financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the financial condition, results of operations and cash flows for the period.  However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”).  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2015 filed with the SEC on February 25, 2016.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance affecting all entities that issue share-based payment awards to their employees. This update covers such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows.  This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2017.  This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update.  Early adoption is permitted.  We have not yet selected a transition date nor have we determined the effect of the standard on our condensed consolidated financial statements.

In February 2016, the FASB issued guidance that requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset.  The standard also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases.  This update is effective for annual and interim periods beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of fiscal 2019 using a modified retrospective approach.  Early adoption is permitted.  We have not yet selected a transition date nor have we determined the effect of the standard on our condensed consolidated financial statements.

In July 2015, the FASB issued guidance that requires inventory within the scope of the standard to be measured at the lower of cost or net realizable value.  Previous guidance required inventory to be measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin).  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted.  We expect the adoption of this guidance to have no material impact on our condensed consolidated financial statements.

In April 2015, the FASB issued guidance regarding a customer’s accounting for fees paid in a cloud computing arrangement.  If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses.  If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  This guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted.  Our adoption of this guidance in the first quarter of fiscal 2016 had no impact on our condensed consolidated financial statements.

In April 2015, the FASB issued updated guidance intended to simplify, and provide consistency to, the presentation of debt issuance costs.  The new standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts.  In August 2015, the FASB provided additional guidance for presentation of debt issuance costs related to line-of-credit arrangements.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  Our adoption of this guidance in the first quarter of fiscal 2016 had no impact on our condensed consolidated financial statements.

In February 2015, the FASB issued updated guidance that changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  Our adoption of this guidance in the first quarter of fiscal 2016 had no impact on our condensed consolidated financial statements.

In June 2014, the FASB issued updated guidance intended to eliminate the diversity in practice regarding share-based payment awards that include terms which provide for a performance target that affects vesting being achieved after the requisite service period. The new standard requires that a performance target which affects vesting and could be achieved after the requisite service period be treated as a performance condition that affects vesting and should not be reflected in estimating the grant-date fair value.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  Our adoption of this guidance in the first quarter of fiscal 2016 had no impact on our condensed consolidated financial statements.

In May 2014, the FASB issued accounting guidance that provides a comprehensive new revenue recognition model that will supersede most of the existing revenue recognition requirements and require entities to recognize revenue at an amount that reflects the consideration to which a company expects to be entitled in exchange for transferring goods or services to a customer.  In August 2015, the FASB deferred the effective date of this standard by one year with early adoption permitted no earlier than the original effective date.  The guidance is now effective for us beginning in the first quarter of fiscal 2018.  In March and April 2016, the FASB provided additional guidance related to implementation.  This standard is not expected to have a material impact on our condensed consolidated financial statements.

2.  Inventories

Inventories consisted of (in thousands):

	June 28, 2016	December 29, 2015

Restaurant food and supplies	$15,318	$16,127
Bakery finished goods and work in progress	13,480	12,104
Bakery raw materials and supplies	5,773	5,779
Total	$34,571	$34,010

3.  Long-Term Debt

On December 22, 2015, we entered into a new loan agreement (“Facility”) which amended and restated in its entirety our prior loan agreement dated October 16, 2013.  This Facility, which matures on December 22, 2020, provides us with revolving loan commitments totaling $200 million, of which $50 million may be used for issuances of letters of credit.  Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs.  The Facility contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the lenders electing to increase their commitments or by means of the addition of new lenders.  Our obligations under the Facility are unsecured.  Certain of our material subsidiaries have guaranteed our obligations under the Facility.  At June 28, 2016, we had net availability for borrowings of $178.2 million, based on a zero outstanding debt balance and $21.8 million in standby letters of credit.  We did not withdraw or repay any amounts under this Facility during the first half of fiscal 2016.

We are subject to certain financial covenants under the Facility requiring us to maintain (i) a maximum “Net Adjusted Leverage Ratio” of 4.0, comprised of debt plus eight times rent minus unrestricted cash and cash equivalents in excess of $25 million divided by “EBITDAR” (trailing 12-month earnings before interest, taxes, depreciation, amortization, noncash stock option expense, rent and permitted acquisition costs) and (ii) a trailing 12-month minimum EBITDAR to interest and rental expense ratio (“EBITDAR Ratio”) of 1.9.  Our Net Adjusted Leverage and EBITDAR Ratios were 2.4 and 3.0, respectively, at June 28, 2016, and we were in compliance with the financial covenants in effect at that date.  The Facility also limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on the Net Adjusted Leverage Ratio.

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

4. Commitments and Contingencies

On April 11, 2013, a former restaurant hourly employee filed a class action lawsuit in the California Superior Court, Placer County, alleging that the Company violated the California Labor Code and California Business and Professions Code, by requiring employees to purchase uniforms for work (Sikora v. The Cheesecake Factory Restaurants, Inc., et al; Case No SCV0032820).  A similar lawsuit covering a different time period was also filed in Placer County (Reed v. The Cheesecake Factory Restaurants, Inc. et al; Case No. SCV27073).  By stipulation the parties agreed to transfer the Reed and Sikora cases to Los Angeles County.  Both cases were subsequently coordinated together in Los Angeles County by order of the Judicial Council.  On November 15, 2013, the Company filed a motion to enforce judgment and to preclude the prosecution of certain claims under the California Private Attorney General Act (“PAGA”) and California Business and Professions Code Section 17200.  On March 11, 2015, the court granted the Company’s motion in Case No. SCV0032820. The parties participated in voluntary mediation on June 25, 2015 and have executed a memorandum of understanding with respect to the terms of settlement, which is subject to court approval and is intended to be a full and final resolution of the actions.  On January 29, 2016, the court granted the parties’ Motion for Preliminary Approval of Class Action Settlement for Case Nos. SCV0032820 and SCV27073.  On June 10, 2016, the court entered the order and judgment granting final approval of the class action settlement.  Based on the current status of this matter, we have reserved an immaterial amount in anticipation of settlement.

On November 26, 2014, a former restaurant hourly employee filed a class action lawsuit in the San Diego County Superior Court, alleging that the Company violated the California Labor Code and California Business and Professions Code, by failing to pay overtime, to permit required rest breaks and to provide accurate wage statements, among other claims (Masters v. The Cheesecake Factory Restaurants, Inc., et al; Case No 37-2014-00040278).  By stipulation, the parties agreed to transfer Case No. 37-2014-00040278 to the Orange County Superior Court.  On March 2, 2015, Case No. 37-2014-00040278 was officially transferred and assigned a new Case No. 30-2015-00775529 in the Orange County Superior Court.  On June 27, 2016, we gave notice to the court that Case Nos. CIV1504091 and BC603620 described below may be related.  The lawsuit seeks unspecified amounts of fees, penalties and other monetary payments on behalf of the Plaintiff and other purported class members. We intend to vigorously defend this action.  Based on the current status of this matter, we have not reserved for any potential future payments.

On May 28, 2015, a group of current and former restaurant hourly employees filed a class action lawsuit in the U.S. District Court for the Eastern District of New York, alleging that the Company violated the Fair Labor Standards Act and New York Labor Code, by requiring employees to purchase uniforms for work and violated the State of New York’s minimum wage and overtime provisions (Guglielmo v. The Cheesecake Factory Restaurants, Inc., et al; Case No 2:15-CV-03117).  On September 8, 2015, the Company filed its response to the complaint, requesting the court to compel arbitration against opt-in plaintiffs with valid arbitration agreements.  On July 21, 2016, the court issued an order confirming the agreement of the parties to dismiss all class claims with prejudice and to allow the case to proceed as a collective action at a limited number of the Company’s restaurants in the State of New York.  The plaintiffs are seeking unspecified amounts of penalties and other monetary payments.  We intend to vigorously defend this action.  Based upon the current status of this matter, we have not reserved for any potential future payments.

On November 10, 2015, a current restaurant hourly employee filed a class action lawsuit in the Marin County Superior Court alleging that the Company failed to provide complete and accurate wage statements as set forth in the California Labor Code.  On January 26, 2016, the plaintiff filed a First Amended Complaint.  The lawsuit seeks unspecified penalties under PAGA in addition to other monetary payments (Brown v. The Cheesecake Factory Restaurants, Inc.; Case No. CIV1504091).  On April 18, 2016, the court granted our motion to compel individual arbitration of plaintiff’s wage statement claim and stayed the PAGA claim until completion of the individual arbitration. On June 28, 2016, we gave notice to the court that Case Nos. 30-2015-00775529 and BC603620 may be related. We intend to vigorously defend against this action.  Based upon the current status of this matter, we have not reserved for any potential future payments.

On December 10, 2015, a former restaurant management employee filed a class action lawsuit in the Los Angeles County Superior Court alleging that the Company improperly classified its managerial employees, failed to pay overtime, and failed to provide accurate wage statements, in addition to other claims.  The lawsuit seeks unspecified penalties under PAGA in addition to other monetary payments (Tagalogon v. The Cheesecake Factory Restaurants, Inc., Case No. BC603620).  On March 23, 2016, the parties issued their joint status conference statement at which time we gave notice to the court that Case Nos. 30-2015-00775529 and CIV1504091 may be related.  On April 29, 2016, the Company filed its response to the complaint.  We intend to vigorously defend against this action.  Based upon the current status of this matter, we have not reserved for any potential future payments.

On April 24, 2016, a class action lawsuit was filed in the United States District Court for the Eastern District of New York alleging that the Company violated the New York deceptive business practices statute by improperly calculating suggested gratuities on split payment checks.  The lawsuit seeks unspecified penalties in addition to other monetary payments.  On June 8, 2016, the Company informed the court that it intends to file a motion to dismiss the complaint.   We intend to vigorously defend against this action.  Based upon the current status of this matter, we have not reserved for any potential future payments.

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

5. Stockholders’ Equity

On April 21, 2016, our Board of Directors (“Board”) declared a quarterly cash dividend of $0.20 per share that was paid on May 24, 2016 to the stockholders of record at the close of business on May 11, 2016.  Future decisions to pay, increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements and such other factors that the Board considers relevant.

As of June 28, 2016, our Board had authorized the repurchase of up to 48.5 million shares of our common stock.  Under this authorization, we cumulatively repurchased 45.6 million shares at a total cost of $1,340.1 million through June 28, 2016, including 0.5 million shares at a cost of $26.6 million during the second quarter of fiscal 2016.  Repurchased common stock is reflected as a reduction of stockholders’ equity.  Our share repurchases have included repurchases under Rule 10b5-1 plans adopted from time to time by our Board in furtherance of its repurchase authorization.  Repurchases made during the second quarter of fiscal 2016 were made under a Rule 10b5-1 plan that was adopted by our Board on November 3, 2015 and is effective from January 4, 2016 through June 30, 2016.  On April 21, 2016, our Board approved the adoption of a 10b5-1 Plan, which will be effective from July 1, 2016 through December 30, 2016.

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

6.  Stock-Based Compensation

The following table presents information related to stock-based compensation (in thousands):

	Thirteen Weeks Ended June 28, 2016	Thirteen Weeks Ended June 30, 2015	Twenty-Six Weeks Ended June 28, 2016	Twenty-Six Weeks Ended June 30, 2015

Labor expenses	$1,708	$1,556	$2,964	$3,102
Other operating costs and expenses	75	64	125	137
General and administrative expenses	4,336	3,326	8,215	6,438
Total stock-based compensation	6,119	4,946	11,304	9,677
Income tax benefit	2,340	1,892	4,324	3,701
Total stock-based compensation, net of taxes	$3,779	$3,054	$6,980	$5,976

Capitalized stock-based compensation (1)	$76	$79	$149	$146

(1)         It is our policy to capitalize the portion of stock-based compensation costs for our internal development and construction, legal, and facilities departments that relates to capitalizable activities such as the design and construction of new restaurants, remodeling existing locations, lease, intellectual property and liquor license acquisition activities and equipment installation.  Capitalized stock-based compensation is included in property and equipment, net and other assets on the condensed consolidated balance sheets.

Stock Options

We did not issue any stock options during the second quarters of fiscal 2016 or fiscal 2015.  Stock option activity during the twenty-six weeks ended June 28, 2016 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 29, 2015	3,066	$30.00	3.6	$52,416
Granted	225	50.26
Exercised	(644)	21.41
Forfeited or cancelled	(31)	40.96
Outstanding at June 28, 2016	2,616	$33.73	3.9	$36,215

Exercisable at June 28, 2016	1,651	$27.92	2.8	$31,779

(1)                                 Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pretax amount that would have been received by the option holders, had they all exercised their options on the fiscal period end date.

The total intrinsic value of options exercised during the thirteen and twenty-six weeks ended June 28, 2016 was $2.4 million and $18.6 million, respectively.  The total intrinsic value of options exercised during the thirteen and twenty-six weeks ended June 30, 2015 was $13.0 million and $21.6 million, respectively.  As of June 28, 2016, total unrecognized stock-based compensation expense related to unvested stock options was $10.0 million, which we expect to recognize over a weighted average period of approximately 2.9 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the twenty-six weeks ended June 28, 2016 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)	(Per share)

Outstanding at December 29, 2015	1,891	$41.31
Granted	316	49.95
Vested	(256)	33.92
Forfeited	(66)	41.79
Outstanding at June 28, 2016	1,885	$43.70

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant.  The weighted average fair value at the grant date for restricted shares and restricted share units issued during the second quarters of fiscal 2016 and fiscal 2015 was $52.08 and $48.80, respectively.  The fair value of shares that vested during the thirteen and twenty-six weeks ended June 28, 2016 was $0.3 million and $8.7 million, respectively.  The fair value of shares that vested during the thirteen and twenty-six weeks ended June 30, 2015 was $0.6 million and $6.3 million, respectively.  As of June 28, 2016, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $43.9 million, which we expect to recognize over a weighted average period of approximately 2.8 years.

7.  Net Income Per Share

At both June 28, 2016 and June 30, 2015, 1.8 million shares of restricted stock issued to employees were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal quarters ended on those dates.  Diluted net income per share includes the dilutive effect of outstanding equity awards, calculated using the treasury stock method.  Assumed proceeds from the in-the-money options include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by FASB Accounting Standards Codification (“ASC”) 718, “Compensation — Stock Option Compensation.”

	Thirteen Weeks Ended June 28, 2016	Thirteen Weeks Ended June 30, 2015	Twenty-Six Weeks Ended June 28, 2016	Twenty-Six Weeks Ended June 30, 2015
	(In thousands, except per share data)
Net income	$38,585	$34,724	$72,539	$63,147

Basic weighted average shares outstanding	48,232	48,451	48,375	48,838
Dilutive effect of equity awards	1,366	1,811	1,439	1,843

Diluted weighted average shares outstanding	49,598	50,262	49,814	50,681

Basic net income per share	$0.80	$0.72	$1.50	$1.29

Diluted net income per share	$0.78	$0.69	$1.46	$1.25

Shares of common stock equivalents of 0.9 million and 1.3 million for the thirteen and twenty-six weeks ended June 28, 2016, respectively, and 0.6 million and 1.1 million for the thirteen and twenty-six weeks ended June 30, 2015, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

8.  Segment Information

For decision-making purposes, our management reviews discrete financial information for The Cheesecake Factory, Grand Lux Cafe and RockSugar Pan Asian Kitchen restaurants, our bakery division and our international licensing operations.  Based on quantitative thresholds set forth in ASC 280, “Segment Reporting,” The Cheesecake Factory is our only business that meets the criteria of a reportable operating segment.  Grand Lux Cafe, RockSugar Pan Asian Kitchen, bakery and international licensing are combined in Other.  Unallocated corporate expenses, assets and capital expenditures are presented below as reconciling items to the amounts presented in the condensed consolidated financial statements.

Segment information is presented below (in thousands):

	Thirteen Weeks Ended June 28, 2016	Thirteen Weeks Ended June 30, 2015	Twenty-Six Weeks Ended June 28, 2016	Twenty-Six Weeks Ended June 30, 2015
Revenues:
The Cheesecake Factory restaurants	$511,918	$483,285	$1,018,234	$956,102
Other	46,944	45,822	94,321	90,978
Total	$558,862	$529,107	$1,112,555	$1,047,080

Income/(Loss) from operations:
The Cheesecake Factory restaurants	$82,285	$77,292	$156,577	$143,993
Other	5,769	5,263	12,681	11,326
Corporate	(32,864)	(32,802)	(65,474)	(64,512)
Total	$55,190	$49,753	$103,784	$90,807

Depreciation and amortization:
The Cheesecake Factory restaurants	$18,222	$17,638	$36,474	$35,306
Other	2,068	2,512	4,143	5,006
Corporate	1,171	1,008	2,308	2,023
Total	$21,461	$21,158	$42,925	$42,335

Capital expenditures:
The Cheesecake Factory restaurants	$14,640	$25,398	$36,072	$42,220
Other	2,778	5,745	3,471	9,311
Corporate	349	4,179	665	7,942
Total	$17,767	$35,322	$40,208	$59,473

	June 28, 2016	December 29, 2015
Total assets:
The Cheesecake Factory restaurants	$890,751	$934,606
Other	150,360	152,243
Corporate	163,207	146,497
Total	$1,204,318	$1,233,346

9.  Subsequent Events

On July 21, 2016, our Board declared a quarterly cash dividend of $0.24 per share to be paid on August 23, 2016 to the stockholders of record at the close of business on August 10, 2016.

On July 21, 2016, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 56 million shares.  See Note 5 for further discussion of our repurchase authorization and methods.

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

General

This discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in this Form 10-Q in Part I, Item 1, and with the following items included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2015: the audited consolidated financial statements and related notes in Part IV, Item 15; the “Risk Factors” included in Part I, Item 1A; and the cautionary statements included throughout the report.  The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position.

As of August 4, 2016, we operated 202 Company-owned restaurants — 189 under The Cheesecake Factory® mark, 12 under the Grand Lux Cafe® mark and one under the RockSugar Pan Asian Kitchen® mark.  Internationally, 12 The Cheesecake Factory branded restaurants operated in the Middle East, Mexico and China under licensing agreements, including the first location in China, which opened in June 2016.  We also operated two bakery production facilities.

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

Going forward, our domestic revenue growth (comprised of our annual unit growth and comparable sales growth), combined with international growth, a robust share repurchase program and our dividend provide a framework with high visibility and one that supports our financial objective of mid-teens growth in total return to shareholders.  We define our total returns as earnings per share growth plus our dividend yield.  The following are the key performance levers that we believe will contribute to achieving these goals:

•           Growing Overall Revenue.  Our overall revenue growth is primarily driven by revenue from new restaurant openings, increases in comparable restaurant sales, royalties and bakery sales from additional licensed international locations and potential development or acquisition of other growth vehicles.  Changes in comparable restaurant sales come from variations in customer traffic, as well as in check average.  Our strategy is to grow customer traffic by (1) continuing to offer innovative, high quality menu items that offer customers a wide range of options in terms of flavor, price and value and (2) focusing on service and hospitality with the goal of delivering an exceptional customer experience.  We are continuing our efforts on a number of initiatives intended to help us make incremental progress towards growing customer traffic, including redesigning our server training, building on the success of our gift card program, implementing a technology for mobile payment in our restaurants and piloting delivery service through a third party vendor.  Check average is impacted by menu price increases and/or changes in menu mix.  Our philosophy with regard to menu pricing is to use price increases to help offset key operating cost increases in a manner that balances protecting both our margins and customer traffic levels.

•           Increasing Our Operating Margins (Income from Operations Expressed as a Percentage of Revenues).  Operating margins are subject to fluctuations in commodity costs, labor expenses, restaurant-level occupancy expenses, general and administrative expenses (“G&A”) and preopening expenses.  Our objective is to gradually increase our operating margins and return to peak levels by capturing fixed cost leverage primarily from growth in international royalties, as well as increases in comparable restaurant sales.  Maximizing our purchasing power as our business grows and operating our restaurants as productively as possible should help offset cost inflation, thereby supporting our margin expansion goal.

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

Results of Operations

The following table sets forth, for the periods indicated, information from our condensed consolidated statements of income expressed as percentages of revenues.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

	Thirteen Weeks Ended June 28, 2016	Thirteen Weeks Ended June 30, 2015	Twenty-Six Weeks Ended June 28, 2016	Twenty-Six Weeks Ended June 30, 2015

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	22.7	23.9	23.2	24.2
Labor expenses	33.2	31.8	33.3	32.5
Other operating costs and expenses	23.6	23.4	23.5	23.6
General and administrative expenses	6.4	6.7	6.4	6.5
Depreciation and amortization expenses	3.8	4.0	3.9	4.0
Preopening costs	0.4	0.8	0.4	0.5
Total costs and expenses	90.1	90.6	90.7	91.3
Income from operations	9.9	9.4	9.3	8.7
Interest and other expense, net	(0.4)	(0.3)	(0.4)	(0.3)
Income before income taxes	9.5	9.1	8.9	8.4
Income tax provision	2.6	2.5	2.4	2.4
Net income	6.9%	6.6%	6.5%	6.0%

Thirteen Weeks Ended June 28, 2016 Compared to Thirteen Weeks Ended June 30, 2015

Revenues

Revenues increased 5.6% to $558.9 million for the thirteen weeks ended June 28, 2016 compared to $529.1 million for the thirteen weeks ended June 30, 2015.

Comparable sales at The Cheesecake Factory restaurants increased by 0.3%, or $1.5 million, from the second quarter of fiscal 2015, driven by average check growth of 3.0% (based on increases of 2.9% in menu pricing and 0.1% in mix), partially offset by a decrease in customer traffic of 2.7%.  We implemented effective menu price increases of approximately 1.4% and 1.5% during the first quarter of fiscal 2016 and the third quarter of fiscal 2015, respectively.  Total operating weeks at The Cheesecake Factory restaurants increased 6.0% to 2,448 for the thirteen weeks ended June 28, 2016 compared to the comparable prior year period.  The Cheesecake Factory average sales per restaurant operating week were $209,100 in the second quarter of fiscal 2016 compared to $209,200 in the second quarter of fiscal 2015.

Comparable sales at our Grand Lux Cafe restaurants increased by 2.2% from the prior year second quarter driven by average check growth, partially offset by a decline in customer traffic.  We implemented effective menu price increases of approximately 1.0% and 1.1% during the second quarter of fiscal 2016 and the fourth quarter of fiscal 2015, respectively.

Restaurants become eligible to enter our comparable sales base in their 19th month of operation.  At June 28, 2016, there were 12 The Cheesecake Factory restaurants and one Grand Lux Cafe not yet in our comparable sales base.  International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from our comparable sales calculations.  Factors outside of our control, such as macroeconomic conditions, weather patterns, timing of holidays, competition and other factors, including those referenced in Part I, Item lA, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 29, 2015, can impact comparable sales.

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

External bakery sales were $11.8 million for the second quarter of fiscal year 2016 compared to $12.7 million in the comparable prior year period.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses.  As a percentage of revenues, cost of sales was 22.7% for the second quarter of fiscal 2016 compared to 23.9% for the comparable period of fiscal 2015, primarily driven by lower seafood, grocery and poultry costs, as well as a benefit from a higher mix of restaurant sales as compared to bakery sales.

Our restaurant menus are among the most diversified in the foodservice industry and, accordingly, are not overly dependent on a few select commodities.  Changes in costs for one commodity sometimes can be offset by cost changes in other commodity categories.  The principal commodity categories for our restaurants include general grocery items, dairy, produce, seafood, poultry, meat and bread.

We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as cream cheese, depending on market conditions and expected demand.  Historically, we were unable to contract directly for extended periods of time for certain of our commodities such as some produce, wild-caught fresh fish and certain dairy items.  During fiscal 2015, we began entering into longer-term fixed pricing agreements for additional dairy items and continue to evaluate the possibility of entering into similar arrangements for other commodities.  We also periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing our risk and variability in these categories.  Although these vehicles and markets may be available to us, we may choose not to enter into contracts due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors.  Additionally, the cost of commodities subject to government regulation, such as dairy and corn, can be even more susceptible to price fluctuation.

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

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 33.2% and 31.8% in the second quarters of fiscal 2016 and 2015, respectively.  This variance was driven primarily by higher hourly wage rates, as well as increased paid time off costs and timing of payroll taxes.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead and distribution expenses.  As a percentage of revenues, other operating costs and expenses were 23.6% and 23.4% for the thirteen weeks ended June 28, 2016 and June 30, 2015, respectively.  This variance was primarily related to timing of repairs and marketing costs and an increase in credit card fees, partially offset by lower electricity and natural gas costs and favorability in general liability insurance expenses.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, as well as the restaurant field supervision, corporate support and bakery administrative organizations.  As a percentage of revenues, G&A expenses were 6.4% and 6.7% for the second quarters of fiscal 2016 and 2015, respectively.  This variance was primarily driven by reduced legal expenses due to the accrual for a settlement of a legal claim in the second quarter of fiscal 2015.  This decrease was partially offset by higher stock-based compensation expense in the second quarter of fiscal 2016 versus the comparable prior year period.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 3.8% and 4.0% for the thirteen weeks ended June 28, 2016 and the comparable period of last year, respectively.  This decrease was primarily due to benefits from extending the depreciable life of restaurant assets in conjunction with recently extended/renewed leases and from certain restaurant assets being fully depreciated.

Preopening Costs

Preopening costs were $2.3 million for the thirteen weeks ended June 28, 2016 compared to $4.1 million in the comparable period of the prior year.  We opened one The Cheesecake Factory restaurant in the second quarter of fiscal 2016 compared to two The Cheesecake Factory restaurants and one Grand Lux Cafe in the comparable prior year period.  Preopening costs include all costs to relocate and compensate restaurant management employees during the preopening period, costs to recruit and train hourly restaurant employees and wages, travel and lodging costs for our opening training team and other support staff members.  Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant openings and operating needs, and corporate travel and support activities.  Preopening costs can fluctuate significantly from period to period based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Interest and Other Expense, Net

Interest and other expense, net increased to $2.2 million for the second quarter of fiscal 2016 compared to $1.4 million for the comparable period last year.  This variance was due primarily to an increase in interest expense associated with landlord construction allowances deemed to be financings in accordance with accounting guidance of $1.4 million and $0.8 million in the second quarters of fiscal 2016 and 2015, respectively.

Income Tax Provision

Our effective income tax rate was 27.2% for the second quarter of fiscal 2016 compared to 28.1% for the comparable prior year period.  This decrease is primarily due to lower state taxes in proportion to pretax income and less non-deductible compensation expense resulting from fewer non-performance-based restricted stock lapses in fiscal 2016 than in fiscal 2015.

Twenty-Six Weeks Ended June 28, 2016 Compared to Twenty-Six Weeks Ended June 30, 2015

Revenues

Revenues increased 6.3% to $1,112.6 million for the twenty-six weeks ended June 28, 2016 compared to $1,047.1 million for the twenty-six weeks ended June 30, 2015.

Comparable sales at The Cheesecake Factory restaurants increased by 1.0%, or $9.5 million, from the first half of fiscal 2015, driven by average check growth of 2.6% (based on an increase of 2.8% in menu pricing and a 0.2% negative change in mix), partially offset by a decrease in customer traffic of 1.6%.  We implemented effective menu price increases of approximately 1.4% and 1.5% during the first quarter of fiscal 2016 and the third quarter of fiscal 2015, respectively.  Total operating weeks at The Cheesecake Factory restaurants increased 5.9% to 4,884 for the twenty-six weeks ended June 28, 2016 compared to the comparable prior year period.  The Cheesecake Factory average sales per restaurant operating week increased 0.5% to $208,500 in the first half of fiscal 2016 compared to $207,400 in the first half of fiscal 2015.

Comparable sales at our Grand Lux Cafe restaurants increased by 2.7% from the first half of fiscal 2015 driven by an increase in both average check and customer traffic.

External bakery sales were $23.1 million for the first half of fiscal 2016 compared to $24.9 million in the comparable prior year period.

Cost of Sales

As a percentage of revenues, cost of sales was 23.2% for the first half of fiscal 2016 compared to 24.2% for the comparable period of fiscal 2015, primarily driven by lower seafood, grocery and poultry costs, as well as a benefit from a higher mix of restaurant sales as compared to bakery sales.

Labor Expenses

As a percentage of revenues, labor expenses were 33.3% and 32.5% in the first half of fiscal 2016 and 2015, respectively.  This variance was driven primarily by higher hourly wage rates, as well as from increased paid time off costs and timing of payroll taxes.

Other Operating Costs and Expenses

As a percentage of revenues, other operating costs and expenses were 23.5% and 23.6% for the twenty-six weeks ended June 28, 2016 and June 30, 2015, respectively.  This variance was primarily related to lower electricity and natural gas costs and favorability in general liability insurance expenses, partially offset by timing of marketing costs and an increase in credit card fees.

General and Administrative Expenses

As a percentage of revenues, G&A expenses were 6.4% and 6.5% for the first half of fiscal 2016 and 2015, respectively.  This variance was primarily driven by reduced legal expenses due to the accrual for a settlement of a legal claim in the second quarter of fiscal 2015.  This decrease was partially offset by higher stock-based compensation expense in the first half of fiscal 2016 versus the comparable prior year period.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 3.9% and 4.0% for the twenty-six weeks ended June 28, 2016 and the comparable period of last year, respectively.  This decrease was primarily due to benefits from extending the depreciable life of restaurant assets in conjunction with recently extended/renewed leases and from certain restaurant assets being fully depreciated.

Preopening Costs

Preopening costs were $4.6 million for the twenty-six weeks ended June 28, 2016 compared to $5.5 million in the comparable period of the prior year.  We opened two The Cheesecake Factory restaurants in the first half of fiscal 2016 compared to two The Cheesecake Factory restaurants and one Grand Lux Cafe in the comparable prior year period.

Interest and Other Expense, Net

Interest and other expense, net increased to $4.5 million for the first half of fiscal 2016 compared to $3.3 million for the comparable period last year driven primarily by increased interest on our deemed landlord financing liability and higher expense on asset disposals. Interest expense included $2.8 million and $1.9 million in the first half of fiscal 2016 and 2015, respectively, associated with landlord construction allowances deemed to be financings in accordance with accounting guidance.

Income Tax Provision

Our effective income tax rate was 26.9% for the first half of fiscal 2016 compared to 27.8% for the comparable prior year period.  This decrease is primarily due to lower state taxes in proportion to pretax income and less non-deductible compensation expense resulting from fewer non-performance-based restricted stock lapses in fiscal 2016 than in fiscal 2015.

Fiscal 2016 Outlook

For the third quarter of fiscal 2016, we estimate diluted earnings per share will be between $0.59 and $0.62 based on an assumed comparable restaurant sales increase of between 0.5% and 1.5% at The Cheesecake Factory restaurants.  For fiscal year 2016, we estimate diluted earnings per share will be between $2.70 and $2.76 based on an assumed increase in comparable restaurant sales at The Cheesecake Factory restaurants of approximately 1.0%.  We currently expect food cost inflation for fiscal 2016 to be about flat to fiscal 2015, as we anticipate higher prices in produce and dairy to be offset by lower seafood and grocery costs.  We are assuming fiscal 2016 wage inflation of approximately 5%.  We expect operating margins to be positive relative to fiscal 2015 and anticipate a fiscal 2016 effective income tax rate of approximately 27% to 28%.  Fiscal 2016 is a 53-week year, and our estimates include an approximate impact from the additional week of between $0.05 and $0.08 in diluted net income per share.

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

Liquidity and Capital Resources

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Twenty-six Weeks Ended June 28, 2016	Twenty-six Weeks Ended June 30, 2015
Cash provided by operating activities	$151.8	$121.0
Capital expenditures	$(40.2)	$(59.5)
Proceeds from exercise of stock options	$13.8	$16.9
Borrowings on credit facility	$—	$25.0
Purchase of treasury stock	$(76.6)	$(84.2)
Cash dividends paid	$(19.6)	$(16.4)

During the twenty-six weeks ended June 28, 2016, our cash and cash equivalents increased by $35.8 million to $79.6 million.  This increase was primarily attributable to cash provided by operating activities and proceeds from exercises of employee stock options, partially offset by treasury stock purchases, capital expenditures and dividend payments.

For fiscal 2016, we currently estimate our cash outlays for capital expenditures to range between $100 million and $110 million, net of agreed-upon up-front cash landlord construction contributions and excluding $14.0 million of expected non-capitalizable preopening costs for new restaurants.  The amount reflected as additions to property and equipment in the condensed consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each lease.  Our estimate for capital expenditures for fiscal 2016 contemplates a net outlay of $61 million to $67 million for as many as eight restaurants expected to be opened during fiscal 2016 and estimated construction-in-progress disbursements for anticipated early fiscal 2017 openings.  Expected fiscal 2016 capital expenditures also include $30 million to $32 million for maintenance, enhancements and capacity additions to our existing restaurants and $9 million to $11 million for bakery and corporate infrastructure investments.

On December 22, 2015, we entered into a new loan agreement (“Facility”) which amended and restated in its entirety our prior loan agreement dated October 16, 2013.  This Facility, which matures on December 22, 2020, provides us with revolving loan commitments totaling $200 million, of which $50 million may be used for issuances of letters of credit.  Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs.  The Facility contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the lenders electing to increase their commitments or by means of the addition of new lenders.  At June 28, 2016, we had net availability for borrowings of $178.2 million, based on a zero outstanding debt balance and $21.8 million in standby letters of credit.  The Facility also limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio. We were in compliance with the financial covenants in effect at June 28, 2016.  We did not withdraw or repay any amounts under this Facility during the first half of fiscal 2016.  (See Note 3 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

As of June 28, 2016, our Board had authorized the repurchase of up to 48.5 million shares of our common stock.  Under this authorization, we cumulatively repurchased 45.6 million shares at a total cost of $1,340.1 million through June 28, 2016, including 0.5 million shares at a cost of $26.6 million during the second quarter of fiscal 2016.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, including dividend payments, a review of our capital structure and cost of capital, our share price and current market conditions.  Our objectives with regard to share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.  (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.)

In July 2012, our Board approved the initiation of a cash dividend to our stockholders, which is subject to quarterly Board approval.  Cash dividends have been declared during every quarter since initiation.  Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements and such other factors that the Board considers relevant.

Based on our current expansion objectives, we believe that during the upcoming 12 months our cash and cash equivalents, combined with expected cash flows provided by operations, available borrowings under our Facility and expected landlord construction contributions should be sufficient in the aggregate to finance our capital allocation strategy, including capital expenditures, share repurchases, repayment of borrowings on our Facility and cash dividends, and allow us to consider additional possible capital allocation strategies, such as the development or acquisition of other growth vehicles.  We continue to plan to return substantially all of our free cash flow plus proceeds received from employee stock option exercises to stockholders in the form of dividends and share repurchases.

As of June 28, 2016, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties.  Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Recent Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a summary of new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The following discussion of market risks contains forward-looking statements.  Actual results may differ materially from the following discussion based on general conditions in the commodity and financial markets.

We purchase food and other commodities for use in our operations, based on market prices established with our suppliers.  Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control.  We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as cream cheese, depending on market conditions and expected demand.  Historically, we were unable to contract directly for extended periods of time for certain of our commodities such as some produce, wild-caught fresh fish and certain dairy items.  During fiscal 2015, we began entering into longer-term fixed pricing agreements for additional dairy items and continue to evaluate the possibility of entering into similar agreements for other commodities.  We also periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing our risk and variability in these categories.  Although these vehicles and markets may be available to us, we may choose not to enter into such contracts due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors.  Where we have not contracted, commodities can be subject to unforeseen supply and cost fluctuations, which at times can be significant.  Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be even more susceptible to price fluctuation than other products.  We may have the ability to increase menu prices, or vary menu items, in response to food commodity price increases.  We do not currently use financial instruments to hedge commodity prices, since our purchase arrangements with suppliers, to the extent that we can enter into such arrangements, help control the ultimate cost that we pay.

We are exposed to market risk from interest rate changes on our funded debt.  This exposure relates to the component of the interest rate on our $200 million Facility that is indexed to market rates.  We had no outstanding borrowings at June 28, 2016 and December 29, 2015, and therefore, had no exposure to interest rate fluctuations on funded debt at those dates.  (See Note 3 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our Executive Savings Plan, a non-qualified deferred compensation plan, to the extent these investments are not equivalent to the related liability.  In addition, because changes in these investments are not taxable, the full impact of gains or losses directly affects net income.  Based on balances at June 28, 2016 and December 29, 2015, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes.  However, net income would have declined by $1.8 million at June 28, 2016 and $1.6 million at December 29, 2015.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 28, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 28, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 4 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following provides information regarding our purchase of our common stock during the thirteen weeks ended June 28, 2016 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 30 — May 3, 2016	276	$51.65	276	3,119
May 4 — May 31, 2016	243	50.24	243	2,876
June 1 — June 28, 2016	2	50.36	2	2,874
Total	521		521

(1)     The total number of shares purchased includes shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

On July 21, 2016, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 56 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 45.6 million shares at a total cost of $1,340.1 million through June 28, 2016, including 0.5 million shares of our common stock at a cost of $26.6 million during the second quarter of fiscal 2016.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.)

Our Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio.  (See Note 3 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

Item 6.  Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer	—	—	—	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer	—	—	—	Filed herewith

101	XBRL (Extensible Business Reporting Language) The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2016, formatted in Extensive Business Reporting Language (XBRL), (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statement of stockholders’ equity, (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements.	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2016	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ W. DOUGLAS BENN
W. Douglas Benn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)