Form 10-Q
period 2016-09-27
CHEESECAKE FACTORY INC
filed 2016-11-03
CIK 887596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2016

or

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

As of October 26, 2016, 47,430,086 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.                       Financial Statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 27, 2016	December 29, 2015

ASSETS
Current assets:
Cash and cash equivalents	$65,845	$43,854
Accounts receivable	13,950	14,159
Income taxes receivable	459	18,739
Other receivables	30,765	72,658
Inventories	35,541	34,010
Prepaid expenses	36,337	41,976
Total current assets	182,897	225,396
Property and equipment, net	902,581	892,191
Other assets:
Intangible assets, net	22,844	21,972
Prepaid rent	43,251	46,881
Other	52,806	46,906
Total other assets	118,901	115,759
Total assets	$1,204,379	$1,233,346
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,906	$47,770
Other accrued expenses	265,197	302,456
Total current liabilities	304,103	350,226

Deferred income taxes	83,088	82,524
Deferred rent	71,808	72,911
Deemed landlord financing liability	98,501	87,841
Other noncurrent liabilities	57,348	51,305
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 94,159,461 and 93,126,667 issued at September 27, 2016 and December 29, 2015, respectively	942	931
Additional paid-in capital	754,034	710,242
Retained earnings	1,216,978	1,140,788
Treasury stock, 46,454,382 and 44,064,322 shares at cost at September 27, 2016 and December 29, 2015, respectively	(1,382,423)	(1,263,422)
Total stockholders’ equity	589,531	588,539
Total liabilities and stockholders’ equity	$1,204,379	$1,233,346

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended September 27, 2016	Thirteen Weeks Ended September 29, 2015	Thirty-Nine Weeks Ended September 27, 2016	Thirty-Nine Weeks Ended September 29, 2015

Revenues	$560,018	$526,688	$1,672,573	$1,573,768

Costs and expenses:
Cost of sales	128,838	125,605	386,544	378,840
Labor expenses	186,567	172,101	557,436	511,765
Other operating costs and expenses	134,877	128,427	396,414	375,537
General and administrative expenses	36,057	33,277	107,179	101,697
Depreciation and amortization expenses	21,634	21,317	64,559	63,652
Impairment of assets and lease terminations	—	6,011	—	6,011
Preopening costs	1,982	4,306	6,594	9,815
Total costs and expenses	509,955	491,044	1,518,726	1,447,317
Income from operations	50,063	35,644	153,847	126,451
Interest and other expense, net	(2,477)	(722)	(6,962)	(4,049)
Income before income taxes	47,586	34,922	146,885	122,402
Income tax provision	13,012	8,746	39,772	33,079
Net income	$34,574	$26,176	$107,113	$89,323

Net income per share:
Basic	$0.72	$0.54	$2.22	$1.83
Diluted	$0.70	$0.52	$2.16	$1.76

Weighted average shares outstanding:
Basic	47,815	48,848	48,188	48,841
Diluted	49,212	50,637	49,604	50,660

Cash dividends declared per common share	$0.24	$0.20	$0.64	$0.53

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance, December 29, 2015	93,127	$931	$710,242	$1,140,788	$(1,263,422)	$588,539
Net income	—	—	—	107,113	—	107,113
Cash dividends declared	—	—	—	(30,923)	—	(30,923)
Tax impact of stock options exercised, net of cancellations	—	—	8,450	—	—	8,450
Stock-based compensation	—	—	16,430	—	—	16,430
Common stock issued under stock-based compensation plans	1,032	11	18,912	—	—	18,923
Treasury stock purchases	—	—	—	—	(119,001)	(119,001)
Balance, September 27, 2016	94,159	$942	$754,034	$1,216,978	$(1,382,423)	$589,531

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended September 27, 2016	Thirty-Nine Weeks Ended September 29, 2015

Cash flows from operating activities:
Net income	$107,113	$89,323
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	64,559	63,652
Deferred income taxes	564	675
Impairment of assets and lease terminations	—	6,011
Stock-based compensation	16,177	14,549
Tax impact of stock options exercised, net of cancellations	8,450	11,647
Excess tax benefit related to stock options exercised	(8,521)	(11,660)
Other	2,945	2,072
Changes in assets and liabilities:
Accounts receivable	209	4,304
Other receivables	41,893	27,323
Inventories	(1,531)	(3,487)
Prepaid expenses	5,639	(5,847)
Other assets	(2,201)	(4,537)
Accounts payable	(4,526)	(14,858)
Income taxes receivable/payable	18,280	1,352
Other accrued expenses	(32,520)	(19,433)
Cash provided by operating activities	216,530	161,086
Cash flows from investing activities:
Additions to property and equipment	(70,607)	(108,593)
Additions to intangible assets	(1,294)	(1,276)
Cash used in investing activities	(71,901)	(109,869)
Cash flows from financing activities:
Deemed landlord financing proceeds	2,673	3,774
Deemed landlord financing payments	(2,705)	(2,278)
Borrowings on credit facility	—	25,000
Repayments on credit facility	—	(25,000)
Proceeds from exercise of stock options	18,923	25,448
Excess tax benefit related to stock options exercised	8,521	11,660
Cash dividends paid	(31,049)	(26,207)
Treasury stock purchases	(119,001)	(92,025)
Cash used in financing activities	(122,638)	(79,628)
Net change in cash and cash equivalents	21,991	(28,411)
Cash and cash equivalents at beginning of period	43,854	58,018
Cash and cash equivalents at end of period	$65,845	$29,607

Supplemental disclosures:
Interest paid	$4,719	$4,418
Income taxes paid	$12,769	$19,215
Construction payable	$9,161	$11,865

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance affecting all entities that issue share-based payment awards to their employees.  This update covers such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows.  This guidance is effective for annual and interim periods beginning after December 15, 2016.  Although early adoption is permitted, we will adopt these provisions prospectively in the first quarter of fiscal 2017.  These changes will impact our tax provision, cash flows from operating activities and cash flows from financing activities.  We will continue to estimate forfeitures each period, so there will be no change associated with forfeitures.  Excess tax benefits and deficiencies are heavily impacted by factors outside of our control such as the number of stock options exercised and the market price of our stock.  For purposes of our Fiscal 2017 Outlook in Part 1, Item 2 of this report, we estimated the implementation of this guidance to reduce our annual effective tax rate (“ETR”) by a range of 3% to 4%.

In February 2016, the FASB issued guidance that requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset.  The standard also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases.  This update is effective for annual and interim periods beginning after December 15, 2018 and requires a modified retrospective approach.  Although early adoption is permitted, we will adopt these provisions in the first quarter of fiscal 2019.  This guidance will have a material effect on our condensed consolidated financial statements.

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

2.  Inventories

Inventories consisted of (in thousands):

	September 27, 2016	December 29, 2015

Restaurant food and supplies	$16,126	$16,127
Bakery finished goods and work in progress	13,305	12,104
Bakery raw materials and supplies	6,110	5,779
Total	$35,541	$34,010

3.  Long-Term Debt

On December 22, 2015, we entered into a new loan agreement (“Facility”) which amended and restated in its entirety our prior loan agreement dated October 16, 2013.  This Facility, which matures on December 22, 2020, provides us with revolving loan commitments totaling $200 million, of which $50 million may be used for issuances of letters of credit.  Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs.  The Facility contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the lenders electing to increase their commitments or by means of the addition of new lenders.  Our obligations under the Facility are unsecured.  Certain of our material subsidiaries have guaranteed our obligations under the Facility.  At September 27, 2016, we had net availability for borrowings of $182.7 million, based on a zero outstanding debt balance and $17.3 million in standby letters of credit.  We did not withdraw or repay any amounts under this Facility during the three quarters of fiscal 2016.

We are subject to certain financial covenants under the Facility requiring us to maintain (i) a maximum “Net Adjusted Leverage Ratio” of 4.0, comprised of debt plus eight times rent minus unrestricted cash and cash equivalents in excess of $25 million divided by “EBITDAR” (trailing 12-month earnings before interest, taxes, depreciation, amortization, noncash stock option expense, rent and permitted acquisition costs) and (ii) a trailing 12-month minimum EBITDAR to interest and rental expense ratio (“EBITDAR Ratio”) of 1.9.  Our Net Adjusted Leverage and EBITDAR Ratios were 2.4 and 3.1, respectively, at September 27, 2016, and we were in compliance with the financial covenants in effect at that date.  The Facility also limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on the Net Adjusted Leverage Ratio.

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

4. Commitments and Contingencies

On April 11, 2013, a former restaurant hourly employee filed a class action lawsuit in the California Superior Court, Placer County, alleging that the Company violated the California Labor Code and California Business and Professions Code, by requiring employees to purchase uniforms for work (Sikora v. The Cheesecake Factory Restaurants, Inc., et al; Case No SCV0032820).  A similar lawsuit covering a different time period was also filed in Placer County (Reed v. The Cheesecake Factory Restaurants, Inc. et al; Case No. SCV27073).  By stipulation the parties agreed to transfer the Reed and Sikora cases to Los Angeles County.  Both cases were subsequently coordinated together in Los Angeles County by order of the Judicial Council.  On November 15, 2013, the Company filed a motion to enforce judgment and to preclude the prosecution of certain claims under the California Private Attorney General Act (“PAGA”) and California Business and Professions Code Section 17200.  On March 11, 2015, the court granted the Company’s motion in Case No. SCV0032820. The parties participated in voluntary mediation on June 25, 2015 and have executed a memorandum of understanding with respect to the terms of settlement, which is subject to court approval and is intended to be a full and final resolution of the actions.  On January 29, 2016, the court granted the parties’ Motion for Preliminary Approval of Class Action Settlement for Case Nos. SCV0032820 and SCV27073.  On June 10, 2016, the court entered the order and judgment granting final approval of the class action settlement.   Final payments under the settlement agreement were made in September 2016 following the end of the claims period.

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

On November 10, 2015, a current restaurant hourly employee filed a class action lawsuit in the Marin County Superior Court alleging that the Company failed to provide complete and accurate wage statements as set forth in the California Labor Code.  On January 26, 2016, the plaintiff filed a First Amended Complaint.  The lawsuit seeks unspecified penalties under PAGA in addition to other monetary payments (Brown v. The Cheesecake Factory Restaurants, Inc.; Case No. CIV1504091).  On April 18, 2016, the court granted our motion to compel individual arbitration of plaintiff’s wage statement claim and stayed the PAGA claim until completion of the individual arbitration. On June 28, 2016, we gave notice to the court that Case Nos. 30-2015-00775529 and BC603620 may be related.  On September 6, 2016, the parties engaged in settlement discussion and are negotiating the terms of a final settlement agreement.  The final settlement agreement will be subject to Court approval and is intended to be a full and final resolution of Case No. CIV150491.  Based on the current status of this matter, we have reserved an immaterial amount in anticipation of settlement.

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

On April 24, 2016, a class action lawsuit was filed in the United States District Court for the Eastern District of New York alleging that the Company violated the New York deceptive business practices statute by improperly calculating suggested gratuities on split payment checks (Rodriguez v. The Cheesecake Factory Restaurants, Inc., Case No. 2:16-cv-02006-JFB-AKT).  The lawsuit seeks unspecified penalties in addition to other monetary payments.  On September 1, 2016, the Company filed a motion to dismiss the plaintiff’s complaint.  On October 10, 2016, the plaintiff filed an amended complaint to limit the scope of the complaint to the State of New York only.  The parties are waiting for a ruling on the Company’s motion to dismiss.  We intend to vigorously defend against this action.  Based upon the current status of this matter, we have not reserved for any potential future payments.

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

5. Stockholders’ Equity

On July 21, 2016, our Board of Directors (“Board”) declared a quarterly cash dividend of $0.24 per share that was paid on August 23, 2016 to the stockholders of record at the close of business on August 10, 2016.  Future decisions to pay, increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of our Facility and such other factors that the Board considers relevant.

On July 21, 2016, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 56 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 46.5 million shares at a total cost of $1,382.4 million through September 27, 2016, including 0.8 million shares at a cost of $42.4 million during the third quarter of fiscal 2016.  Repurchased common stock is reflected as a reduction of stockholders’ equity.  Our share repurchases have included repurchases under Rule 10b5-1 plans adopted from time to time by our Board in furtherance of its repurchase authorization. Repurchases made during the third quarter of fiscal 2016 were made under a Rule 10b5-1 plan that was adopted by our Board on November 3, 2015 that was effective from January 4, 2016 through June 30, 2016 and a 10b5-1 Plan approved on April 21, 2016, which is effective from July 1, 2016 through December 30, 2016.

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

6.  Stock-Based Compensation

The following table presents information related to stock-based compensation (in thousands):

	Thirteen Weeks Ended September 27, 2016	Thirteen Weeks Ended September 29, 2015	Thirty-Nine Weeks Ended September 27, 2016	Thirty-Nine Weeks Ended September 29, 2015

Labor expenses	$1,494	$1,638	$4,458	$4,740
Other operating costs and expenses	61	61	186	198
General and administrative expenses	3,318	3,173	11,533	9,611
Total stock-based compensation	4,873	4,872	16,177	14,549
Income tax benefit	1,864	1,864	6,188	5,565
Total stock-based compensation, net of taxes	$3,009	$3,008	$9,989	$8,984

Capitalized stock-based compensation (1)	$104	$64	$253	$210

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

Stock Options

We did not issue any stock options during the third quarters of fiscal 2016 or fiscal 2015.  Stock option activity during the thirty-nine weeks ended September 27, 2016 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 29, 2015	3,066	$30.00	3.6	$52,416
Granted	225	50.26
Exercised	(857)	22.06
Forfeited or cancelled	(32)	40.96
Outstanding at September 27, 2016	2,402	$34.59	3.8	$40,479

Exercisable at September 27, 2016	1,510	$28.59	2.6	$34,504

(1)                      Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pretax amount that would have been received by the option holders, had they all exercised their options on the fiscal period end date.

The total intrinsic value of options exercised during the thirteen and thirty-nine weeks ended September 27, 2016 was $6.0 million and $24.6 million, respectively.  The total intrinsic value of options exercised during the thirteen and thirty-nine weeks ended September 29, 2015 was $13.1 million and $34.7 million, respectively.  As of September 27, 2016, total unrecognized stock-based compensation expense related to unvested stock options was $9.1 million, which we expect to recognize over a weighted average period of approximately 2.8 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the thirty-nine weeks ended September 27, 2016 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)	(Per share)

Outstanding at December 29, 2015	1,891	$41.31
Granted	399	50.05
Vested	(301)	33.59
Forfeited	(82)	42.81
Outstanding at September 27, 2016	1,907	$44.25

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant.  The weighted average fair value at the grant date for restricted shares and restricted share units issued during the third quarter of fiscal 2016 and fiscal 2015 was $50.44 and $54.47, respectively.  The fair value of shares that vested during the thirteen and thirty-nine weeks ended September 27, 2016 was $1.4 million and $10.1 million, respectively.  The fair value of shares that vested during the thirteen and thirty-nine weeks ended September 29, 2015 was $0.5 million and $6.8 million, respectively.  As of September 27, 2016, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $43.9 million, which we expect to recognize over a weighted average period of approximately 2.7 years.

7.  Net Income Per Share

At both September 27, 2016 and September 29, 2015, 1.9 million shares of restricted stock issued to employees were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal quarters ended on those dates.  Diluted net income per share includes the dilutive effect of outstanding equity awards, calculated using the treasury stock method.  Assumed proceeds from the in-the-money options include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by FASB Accounting Standards Codification (“ASC”) 718, “Compensation — Stock Option Compensation.”

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
	(In thousands, except per share data)
Net income	$34,574	$26,176	$107,113	$89,323

Basic weighted average shares outstanding	47,815	48,848	48,188	48,841
Dilutive effect of equity awards	1,397	1,789	1,416	1,819

Diluted weighted average shares outstanding	49,212	50,637	49,604	50,660

Basic net income per share	$0.72	$0.54	$2.22	$1.83

Diluted net income per share	$0.70	$0.52	$2.16	$1.76

Shares of common stock equivalents of 0.9 million and 1.4 million for the thirteen and thirty-nine weeks ended September 27, 2016, respectively, and 0.7 million and 1.3 million for the thirteen and thirty-nine weeks ended September 29, 2015, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

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

Segment information is presented below (in thousands):

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015
Revenues:
The Cheesecake Factory restaurants	$512,040	$481,076	$1,530,274	$1,437,178
Other	47,978	45,612	142,299	136,590
Total	$560,018	$526,688	$1,672,573	$1,573,768

Income/(Loss) from operations:
The Cheesecake Factory restaurants	$76,808	$67,473	$233,385	$211,466
Other (1)	6,753	(725)	19,434	10,601
Corporate	(33,498)	(31,104)	(98,972)	(95,616)
Total	$50,063	$35,644	$153,847	$126,451

Depreciation and amortization:
The Cheesecake Factory restaurants	$18,381	$18,014	$54,855	$53,320
Other	2,057	2,315	6,200	7,321
Corporate	1,196	988	3,504	3,011
Total	$21,634	$21,317	$64,559	$63,652

Capital expenditures:
The Cheesecake Factory restaurants	$25,896	$43,134	$61,968	$85,354
Other	3,661	3,058	7,132	12,369
Corporate	842	2,928	1,507	10,870
Total	$30,399	$49,120	$70,607	$108,593

	September 27, 2016	December 29, 2015
Total assets:
The Cheesecake Factory restaurants	$893,422	$934,606
Other	153,748	152,243
Corporate	157,209	146,497
Total	$1,204,379	$1,233,346

(1)               Includes $6.0 million incurred in the third quarter of fiscal 2015 of impairment expense related to RockSugar Pan Asian Kitchen.

9.  Subsequent Events

On October 20, 2016, our Board declared a quarterly cash dividend of $0.24 per share to be paid on November 22, 2016 to the stockholders of record at the close of business on November 9, 2016.

On October 20, 2016, our Board approved the adoption of a 10b5-1 Plan, which will be effective from January 3, 2017 through June 30, 2017.

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

As of November 3, 2016, we operated 205 Company-owned restaurants — 192 under The Cheesecake Factory® mark, 12 under the Grand Lux Cafe® mark and one under the RockSugar Pan Asian Kitchen® mark.  Internationally, 13 The Cheesecake Factory branded restaurants operated in the Middle East, Mexico and China under licensing agreements.  We also operated two bakery production facilities.

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

Going forward, our domestic revenue growth (comprised of our annual unit growth and comparable sales growth), combined with international growth, a robust share repurchase program and our dividend provide a framework with high visibility and one that supports our financial objective of mid-teens growth in total return to shareholders.  We define total return as earnings per share growth plus our dividend yield.  The following are the key performance levers that we believe will contribute to achieving these goals:

•                  Growing Overall Revenue.  Our overall revenue growth is primarily driven by revenue from new restaurant openings, increases in comparable restaurant sales, royalties and bakery sales from additional licensed international locations and potential development or acquisition of other growth vehicles.  Changes in comparable restaurant sales come from variations in customer traffic, as well as in check average.  Our strategy is to grow customer traffic by (1) continuing to offer innovative, high quality menu items that offer customers a wide range of options in terms of flavor, price and value and (2) focusing on service and hospitality with the goal of delivering an exceptional customer experience.  We are continuing our efforts on a number of initiatives intended to help us make incremental progress towards growing customer traffic, including redesigning our server training, building on the success of our gift card program, implementing a technology for mobile payment in our restaurants and delivery service through a third party vendor.  Check average is impacted by menu price increases and/or changes in menu mix.  Our philosophy with regard to menu pricing is to use price increases to help offset key operating cost increases in a manner that balances protecting both our margins and customer traffic levels.

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

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 27, 2016	September 29, 2015	September 27, 2016	September 29, 2015

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	23.0	23.9	23.1	24.1
Labor expenses	33.3	32.7	33.3	32.5
Other operating costs and expenses	24.1	24.4	23.7	23.9
General and administrative expenses	6.4	6.3	6.4	6.5
Depreciation and amortization expenses	3.9	4.0	3.9	4.0
Impairment of assets and lease terminations	—	1.1	—	0.4
Preopening costs	0.4	0.8	0.4	0.6
Total costs and expenses	91.1	93.2	90.8	92.0
Income from operations	8.9	6.8	9.2	8.0
Interest and other expense, net	(0.4)	(0.2)	(0.4)	(0.2)
Income before income taxes	8.5	6.6	8.8	7.8
Income tax provision	2.3	1.6	2.4	2.1
Net income	6.2%	5.0%	6.4%	5.7%

Thirteen Weeks Ended September 27, 2016 Compared to Thirteen Weeks Ended September 29, 2015

Revenues

Revenues increased 6.3% to $560.0 million for the thirteen weeks ended September 27, 2016 compared to $526.7 million for the thirteen weeks ended September 29, 2015.

Comparable sales at The Cheesecake Factory restaurants increased by 1.7%, or $8.0 million, from the third quarter of fiscal 2015, driven by average check growth of 3.1% (based on increases of 2.6% in menu pricing and 0.5% in mix), partially offset by a decrease in customer traffic of 1.4%.  We implemented effective menu price increases of approximately 1.4% and 1.1% during the first and third quarter of fiscal 2016, respectively.  Total operating weeks at The Cheesecake Factory restaurants increased 5.2% to 2,457 for the thirteen weeks ended September 27, 2016 compared to the comparable prior year period.  The Cheesecake Factory average sales per restaurant operating week increased 0.7% to $208,400 in the third quarter of fiscal 2016 compared to $206,950 in the third quarter of fiscal 2015.

Comparable sales at our Grand Lux Cafe restaurants increased by 3.4% from the prior year third quarter driven by both average check and customer traffic growth.  We implemented effective menu price increases of approximately 1.0% and 1.1% during the second quarter of fiscal 2016 and the fourth quarter of fiscal 2015, respectively.

Restaurants become eligible to enter our comparable sales base in their 19th month of operation.  At September 27, 2016, there were 12 The Cheesecake Factory restaurants and one Grand Lux Cafe not yet in our comparable sales base.  International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from our comparable sales calculations.  Factors outside of our control, such as macroeconomic conditions, weather patterns, timing of holidays, competition and other factors, including those referenced in Part I, Item lA, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 29, 2015, can impact comparable sales.

We generally update and reprint our menus twice a year.  As part of these menu updates, we evaluate the need for price increases based on those operating cost increases of which we are aware or that we can reasonably expect.  While menu price increases can contribute to higher comparable restaurant sales in addition to offsetting margin pressure, we carefully consider all potential price increases in light of the extent to which we believe they may impact guest traffic.

External bakery sales were $13.3 million for the third quarter of fiscal year 2016 compared to $11.7 million in the comparable prior year period.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses.  As a percentage of revenues, cost of sales was 23.0% for the third quarter of fiscal 2016 compared to 23.9% for the comparable period of fiscal 2015, primarily driven by lower grocery, seafood, dairy and poultry costs.

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

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 33.3% and 32.7% in the third quarters of fiscal 2016 and 2015, respectively.  This variance was driven primarily by higher hourly wage rates, due to minimum wage rates increases mandated under state and local laws, as well as increased group medical costs due to higher large claims activity and enrollment, partially offset by lower paid time off costs in the prior year third quarter due to the implementation of new laws and regulations enacted in certain states and localities.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead and distribution expenses.  As a percentage of revenues, other operating costs and expenses were 24.1% and 24.4% for the thirteen weeks ended September 27, 2016 and September 29, 2015, respectively.  This decrease was primarily related to favorability in workers’ compensation insurance expense.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, as well as the restaurant field supervision, corporate support and bakery administrative organizations.  As a percentage of revenues, G&A expenses were 6.4% and 6.3% for the third quarters of fiscal 2016 and 2015, respectively.  This variance was primarily driven by a higher corporate bonus accrual in the third quarter of fiscal 2016, partially offset by the timing of corporate expenses.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 3.9% and 4.0% for the thirteen weeks ended September 27, 2016 and the comparable period of last year, respectively.  This decrease was primarily due to benefits from extending the depreciable life of restaurant assets in conjunction with recently extended/renewed leases and from certain restaurant assets being fully depreciated.

Impairment of Assets and Lease Terminations

We incurred no impairment of assets and lease terminations expense during the third quarter of fiscal 2016.  In the third quarter of fiscal 2015, we recorded a $6.0 million impairment charge against the carrying value of our RockSugar Pan Asian Kitchen restaurant.

Preopening Costs

Preopening costs were $2.0 million for the thirteen weeks ended September 27, 2016 compared to $4.3 million in the comparable period of fiscal 2015.  We had no openings in the third quarter of fiscal 2016 compared to two The Cheesecake Factory restaurants in the comparable prior year period.  Preopening costs include all costs to relocate and compensate restaurant management employees during the preopening period, costs to recruit and train hourly restaurant employees and wages, travel and lodging costs for our opening training team and other support staff members.  Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant openings and operating needs, and corporate travel and support activities.  Preopening costs can fluctuate significantly from period to period based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Interest and Other Expense, Net

Interest and other expense, net increased to $2.5 million for the third quarter of fiscal 2016 compared to $0.7 million for the comparable period last year.  This increase was primarily due to income from an insurance claim in the third quarter of fiscal 2015, as well as higher expense on asset disposals and increased interest on our deemed landlord financing liability in the third quarter of fiscal 2016.  Interest expense associated with landlord construction allowances deemed to be financings in accordance with accounting guidance was $1.2 million and $0.8 million in the third quarters of fiscal 2016 and 2015, respectively.

Income Tax Provision

Our effective income tax rate was 27.3% for the third quarter of fiscal 2016 compared to 25.0% for the comparable prior year period.  This increase is primarily due to a lower proportion of employment credits, enterprise zone credits and manufacturing deduction in relation to pre-tax income, partially offset by non-taxable gains in the current fiscal quarter as compared to non-deductible losses in the comparable prior year period on our investments in variable life insurance contracts used to support our Executive Savings Plan (“ESP”), a non-qualified deferred compensation plan.

Thirty-Nine Weeks Ended September 27, 2016 Compared to Thirty-Nine Weeks Ended September 29, 2015

Revenues

Revenues increased 6.3% to $1,672.6 million for the thirty-nine weeks ended September 27, 2016 compared to $1,573.8 million for the thirty-nine weeks ended September 29, 2015.

Comparable sales at The Cheesecake Factory restaurants increased by 1.2%, or $17.5 million, from the first three quarters of fiscal 2015, driven by average check growth of 2.8% (based on increases of 2.7% in menu pricing and 0.1% in mix), partially offset by a decrease in customer traffic of 1.6%.  We implemented effective menu price increases of approximately 1.4% and 1.1% during the first and third quarter of fiscal 2016, respectively.  Total operating weeks at The Cheesecake Factory restaurants increased 5.7% to 7,341 for the thirty-nine weeks ended September 27, 2016 compared to the comparable prior year period.  The Cheesecake Factory average sales per restaurant operating week increased 0.8% to $208,500 in the first three quarters of fiscal 2016 compared to $206,900 in the first three quarters of fiscal 2015.

Comparable sales at our Grand Lux Cafe restaurants increased by 2.9% from the first three quarters of fiscal 2015 driven by an increase in both average check and customer traffic.

External bakery sales were $36.4 million for the first three quarters of fiscal 2016 compared to $36.6 million in the comparable prior year period.

Cost of Sales

As a percentage of revenues, cost of sales was 23.1% for the first three quarters of fiscal 2016 compared to 24.1% for the comparable period of fiscal 2015, primarily driven by lower seafood, poultry, grocery and dairy costs.

Labor Expenses

As a percentage of revenues, labor expenses were 33.3% and 32.5% in the first three quarters of fiscal 2016 and 2015, respectively.  This increase was primarily driven by higher hourly wage rates.

Other Operating Costs and Expenses

As a percentage of revenues, other operating costs and expenses were 23.7% and 23.9% for the thirty-nine weeks ended September 27, 2016 and September 29, 2015, respectively.  This variance was primarily related to decreases in workers’ compensation insurance and electricity costs, partially offset by an increase in credit card fees.

General and Administrative Expenses

As a percentage of revenues, G&A expenses were 6.4% and 6.5% for the first three quarters of fiscal 2016 and 2015, respectively.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 3.9% and 4.0% for the thirty-nine weeks ended September 27, 2016 and the comparable period of last year, respectively.  This decrease was primarily due to benefits from extending the depreciable life of restaurant assets in conjunction with recently extended/renewed leases and from certain restaurant assets being fully depreciated.

Impairment of Assets and Lease Terminations

We incurred no impairment of assets and lease terminations expense during the first three quarters of fiscal 2016.  During the comparable prior year period, we recorded a $6.0 million impairment charge against the carrying value of our RockSugar Pan Asian Kitchen restaurant.

Preopening Costs

Preopening costs were $6.6 million for the thirty-nine weeks ended September 27, 2016 compared to $9.8 million in the comparable period of the prior year.  We opened two The Cheesecake Factory restaurants in the first three quarters of fiscal 2016 compared to four The Cheesecake Factory restaurants and one Grand Lux Cafe in the comparable prior year period.

Interest and Other Expense, Net

Interest and other expense, net increased to $7.0 million for the first three quarters of fiscal 2016 compared to $4.0 million for the comparable period last year.  This variance was driven primarily by increased interest on our deemed landlord financing liability and higher expense on asset disposals in the third quarter of fiscal 2016 and income from an insurance claim in the third quarter of fiscal 2015.  Interest expense included $4.0 million and $2.6 million in the first three quarters of fiscal 2016 and 2015, respectively, associated with landlord construction allowances deemed to be financings in accordance with accounting guidance.

Income Tax Provision

Our effective income tax rate was 27.1% for the first three quarters of fiscal 2016 compared to 27.0% for the comparable prior year period.  This increase is primarily due to a lower proportion of employment credits in relation to pre-tax income and a lower manufacturing deduction in relation to pre-tax income, partially offset by non-taxable gains in the first three quarters of fiscal 2016 as compared to non-deductible losses in the comparable prior year period on our investments in variable life insurance contracts used to support our ESP.

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen Weeks Ended September 27, 2016	Thirteen Weeks Ended September 29, 2015	Thirty-Nine Weeks Ended September 27, 2016	Thirty-Nine Weeks Ended September 29, 2015

Net income	$34,574	$26,176	$107,113	$89,323
After-tax impact from:
Impairment of assets and lease terminations (1)	—	3,607	—	3,607
Adjusted net income	$34,574	$29,783	$107,113	$92,930

Diluted net income per share	$0.70	$0.52	$2.16	$1.76
After-tax impact from:
Impairment of assets and lease terminations (1)	—	0.07	—	0.07
Adjusted diluted net income per share	$0.70	$0.59	$2.16	$1.83

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

Fiscal 2016 Outlook

For the fourth quarter of fiscal 2016, we estimate diluted net income per share will be between $0.65 and $0.68 based on an assumed comparable restaurant sales increase of between 1.0% and 2.0% at The Cheesecake Factory restaurants.  For fiscal year 2016, we estimate diluted net income per share will be between $2.81 and $2.84 based on an assumed increase in comparable restaurant sales at The Cheesecake Factory restaurants of between 1.0% to 1.5%.  We currently expect food cost inflation for fiscal 2016 to be about flat to fiscal 2015, as we anticipate higher prices in produce to be offset by lower seafood and grocery costs.  We are assuming fiscal 2016 wage inflation of approximately 5%.  We expect operating margins to be positive relative to fiscal 2015 and anticipate a fiscal 2016 effective income tax rate of approximately 27%.  Fiscal 2016 is a 53-week year, and our estimates include an approximate impact from the additional week of as much as $0.08 in diluted net income per share.

In fiscal 2016, we plan to open as many as eight new restaurants, including one Grand Lux Cafe, of which two The Cheesecake Factory restaurants opened in the first three quarters of fiscal 2016 and three opened subsequent to the end of the third quarter.  In addition to these Company-owned locations, we expect as many as four restaurants to open internationally under licensing agreements, of which two opened in the first three quarters of 2016.  We expect fiscal 2016 cash capital expenditures to range between $100 million and $105 million.  We anticipate repurchasing up to $150 million of our common stock and, together with our dividend, plan to return capital of approximately $190 million to stockholders in 2016.

Fiscal 2017 Outlook

We estimate diluted net income per share for fiscal 2017 will be between $2.95 and $3.11 based on an assumed comparable sales increase of between 1.0% and 2.0% at The Cheesecake Factory restaurants.  We currently expect commodity cost inflation of about 1.5% to 2.0% for fiscal 2017 as we anticipate higher prices in seafood to be partially offset by lower meat, poultry and dairy costs.  We are assuming wage inflation of approximately 5% in fiscal 2017.  We anticipate a fiscal 2017 corporate tax rate of 23% to 24%, reflecting the adoption of new accounting guidance related to stock-based compensation.  (See “Recent Accounting Pronouncements” in Note 1 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of this change.)

In fiscal 2017, we plan to open as many as eight to nine new restaurants, including one The Cheesecake Factory relocation and our second RockSugar Pan Asian Kitchen.  In addition to these Company-owned locations, we expect as many as four to five restaurants to open internationally under licensing agreements.

We expect fiscal 2017 cash capital expenditures to range between $125 million and $140 million and anticipate utilizing substantially all of our free cash flow, plus proceeds received from employee stock option exercises, for dividends and share repurchases.

Liquidity and Capital Resources

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Thirty-Nine Weeks Ended September 27, 2016	Thirty-Nine Weeks Ended September 29, 2015
Cash provided by operating activities	$216.5	$161.1
Capital expenditures	$(70.6)	$(108.6)
Proceeds from exercise of stock options	$18.9	$25.4
Borrowings on credit facility	$—	$25.0
Repayments on credit facility	$—	$(25.0)
Treasury stock purchases	$(119.0)	$(92.0)
Cash dividends paid	$(31.0)	$(26.2)

During the thirty-nine weeks ended September 27, 2016, our cash and cash equivalents increased by $22.0 million to $65.8 million.  This increase was primarily attributable to cash provided by operating activities and proceeds from exercises of employee stock options, partially offset by treasury stock purchases, dividend payments and capital expenditures.

For fiscal 2016, we currently estimate our cash outlays for capital expenditures to range between $100 million and $105 million, net of agreed-upon up-front cash landlord construction contributions and excluding $13.6 million of expected non-capitalizable preopening costs for new restaurants.  The amount reflected as additions to property and equipment in the condensed consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each lease.  Our estimate for capital expenditures for fiscal 2016 contemplates a net outlay of $66 million to $68 million for as many as eight restaurants expected to be opened during fiscal 2016 and estimated construction-in-progress disbursements for anticipated early fiscal 2017 openings.  Expected fiscal 2016 capital expenditures also include $27 million to $28 million for maintenance, enhancements and capacity additions to our existing restaurants and $7 million to $9 million for bakery and corporate infrastructure investments.

On December 22, 2015, we entered into a new loan agreement (“Facility”) which amended and restated in its entirety our prior loan agreement dated October 16, 2013.  This Facility, which matures on December 22, 2020, provides us with revolving loan commitments totaling $200 million, of which $50 million may be used for issuances of letters of credit.  Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs.  The Facility contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the lenders electing to increase their commitments or by means of the addition of new lenders.  At September 27, 2016, we had net availability for borrowings of $182.7 million, based on a zero outstanding debt balance and $17.3 million in standby letters of credit.  The Facility also limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio. We were in compliance with the financial covenants in effect at September 27, 2016.  We did not withdraw or repay any amounts under this Facility during the first three quarters of fiscal 2016.  (See Note 3 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

On July 21, 2016, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 56 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 46.5 million shares at a total cost of $1,382.4 million through September 27, 2016, including 0.8 million shares at a cost of $42.4 million during the third quarter of fiscal 2016.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, including dividend payments, a review of our capital structure and cost of capital, our share price and current market conditions.  Our objectives with regard to share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.  (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.)

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

As of September 27, 2016, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties.  Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We are exposed to market risk from interest rate changes on our funded debt.  This exposure relates to the component of the interest rate on our $200 million Facility that is indexed to market rates.  We had no outstanding borrowings at September 27, 2016 and December 29, 2015, and therefore, had no exposure to interest rate fluctuations on funded debt at those dates.  (See Note 3 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our Executive Savings Plan, a non-qualified deferred compensation plan, to the extent these investments are not equivalent to the related liability.  In addition, because changes in these investments are not taxable, the full impact of gains or losses directly affects net income.  Based on balances at September 27, 2016 and December 29, 2015, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes.  However, net income would have declined by $1.9 million at September 27, 2016 and $1.6 million at December 29, 2015.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 27, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 27, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following provides information regarding our purchase of our common stock during the thirteen weeks ended September 27, 2016 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 29 — August 2, 2016	287	$50.43	286	10,087
August 3 — August 30, 2016	278	51.65	268	9,809
August 31 — September 27, 2016	267	50.73	263	9,542
Total	832		817

(1)   The total number of shares purchased includes shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

On July 21, 2016, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 56 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 46.5 million shares at a total cost of $1,382.4 million through September 27, 2016, including 0.8 million shares of our common stock at a cost of $42.4 million during the third quarter of fiscal 2016.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.)

Our Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio.  (See Note 3 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

Item 6.  Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer	—	—	—	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer	—	—	—	Filed herewith

101	XBRL (Extensible Business Reporting Language) The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2016, formatted in Extensive Business Reporting Language (XBRL), (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statement of stockholders’ equity, (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements.	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2016	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ W. DOUGLAS BENN
W. Douglas Benn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)