Form 10-K
period 2017-01-03
CHEESECAKE FACTORY INC
filed 2017-03-02
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2017

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, June 28, 2016, was $2,102,161,347 (based on the last reported sales on The NASDAQ Stock Market on that date).

As of February 22, 2017, 47,725,557 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the registrant’s proxy statement for the annual meeting of stockholders to be held on June 8, 2017.

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

ITEM 1.                BUSINESS

General

Our business originated in 1972 when Oscar and Evelyn Overton founded a small bakery in the Los Angeles area.  In 1978, their son, David Overton, our Chairman of the Board and Chief Executive Officer, led the creation and opening of the first The Cheesecake Factory restaurant in Beverly Hills, California.  In 1992, the Company was incorporated in Delaware as The Cheesecake Factory Incorporated (referred to herein as the “Company” or as “we,” “us” and “our”) to consolidate the restaurant and bakery businesses of its predecessors operating under The Cheesecake Factory® mark. Our executive offices are located at 26901 Malibu Hills Road, Calabasas Hills, California 91301, and our telephone number is (818) 871-3000.

As of March 2, 2017, we operated 208 Company-owned restaurants: 194 under The Cheesecake Factory® mark, 13 under the Grand Lux Cafe® mark and one currently under the Rock Sugar Pan Asian Kitchen® mark (which is in the process of a tradename change to RockSugar Southeast Asian KitchenTM).  Internationally, 15 The Cheesecake Factory branded restaurants operated in the Middle East, China and Mexico under licensing agreements.  We also operated two bakery production facilities that produce desserts for our restaurants, international licensees and third-party bakery customers.  We are selectively pursuing other means to leverage our competitive strengths, including developing, investing in or acquiring other restaurant concepts and expanding The Cheesecake Factory brand to other retail opportunities.

In contrast to many restaurant chains, substantially all of our menu items, except those desserts produced at our bakery facilities, are prepared from scratch at our restaurants with high quality, fresh ingredients using innovative and proprietary recipes.  One of our competitive strengths is our ability to anticipate consumer preferences and adapt our expansive menu to the latest trends.  We regularly update our ingredients and cooking methods, as well as create new menu items, to improve the variety, quality and consistency of our food and keep our menu relevant to consumers.  We review and selectively update our entire menu twice a year for customer appeal and pricing.  All new menu items are selected based on anticipated sales popularity and profitability.

We place significant emphasis on the contemporary interior design and décor of our restaurants, which create a high energy ambiance in a casual setting and contribute to the distinctive dining experience enjoyed by our customers.  Our restaurants feature large, open dining areas, a contemporary kitchen design and where feasible, both exterior and interior patios. These features require a higher investment per square foot than is typical for the casual dining industry.  However, our restaurants have historically generated annual sales per square foot that are also typically higher than our competitors.

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

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes.  Fiscal year 2016 consisted of 53 weeks, and fiscal years 2015 and 2014 each consisted of 52 weeks.  Fiscal year 2017 will consist of 52 weeks.  For segment information, see Note 16 of Notes to Consolidated Financial Statements in Part IV, Item 15.

The Cheesecake Factory Concept

The Cheesecake Factory restaurants provide a distinctive, high quality dining experience at moderate prices by offering an extensive, innovative and evolving menu in an upscale casual, high energy setting with attentive, efficient and friendly service.  As a result, The Cheesecake Factory restaurants appeal to a diverse consumer base across a broad demographic range.  Our extensive menu and strategic selection of locations enable us to compete for substantially all dining preferences and occasions, from the key lunch and dinner day parts to the mid-afternoon and late-night day parts, which are traditionally weaker times for most casual dining restaurants, as well as special occasion dining.  The Cheesecake Factory restaurants are open seven days a week for lunch and dinner, and we offer additional menu items on Sundays for brunch.  Most of our locations are closed on Thanksgiving and Christmas.  All items on our menu are available for take-out, which represented approximately 11% of our restaurant sales for fiscal year 2016.  In 2016, we partnered with a third party to provide delivery service.  At January 3, 2017, approximately 40% of our restaurants were covered by this service, and we plan to expand to additional locations over time.  All of our restaurants offer a full-service bar where our entire menu is served.  Our alcoholic beverage sales represented approximately 13% of The Cheesecake Factory restaurant sales for fiscal year 2016.

The Cheesecake Factory menu features more than 200 items in addition to items presented on supplemental menus, such as our SkinnyLicious® menu, which offers approximately 50 innovative items at 590 calories or less.  Our core menu offerings include appetizers, pizza, seafood, steaks, chicken, burgers, small plates, pastas, salads, sandwiches and omelettes, including “Super” food choices and a selection of gluten-free items.  Examples of menu offerings include Chicken Madeira, Cajun Jambalaya Pasta, Thai Lettuce Wraps, Avocado Eggrolls, California Guacamole Salad and our Bacon-Bacon Cheeseburger.

Our ability to create, promote and attractively display our unique line of desserts is also important to the competitive positioning and financial success of our restaurants.  We offer approximately 50 varieties of proprietary cheesecake and other baked desserts in our restaurants.  Our brand identity and reputation for offering premium desserts results in a significant level of dessert sales, approximately 16% of The Cheesecake Factory restaurant sales for fiscal year 2016.

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

The restaurant industry is highly competitive with respect to menu and food quality, service, access to qualified operations personnel, location, décor and value.  We compete directly and indirectly for customer traffic with national and regional casual dining restaurant chains, as well as independently-owned restaurants.  We also compete with other restaurants and retail establishments for quality site locations and qualified staff and managers to operate our restaurants.  In addition, we face competition from quick-service restaurants, home delivery services, mobile food service and grocery stores that increasingly offer higher quality and greater variety of prepared food products in response to consumer demand.  (See Item 1A — Risk Factors — “Our financial performance may be materially adversely affected if we are unable to grow comparable restaurant sales.”)

The key elements that drive our total customer experience and position us favorably from a competitive standpoint include the following:

Extensive and Innovative Menu.  Our restaurants offer one of the broadest menus in casual dining and feature a wide array of flavors with portions designed for sharing.  Substantially all of our menu items, except desserts produced at our bakery facilities, are prepared daily at each restaurant using high quality, fresh ingredients based on innovative and proprietary recipes.  We generally update our menus twice each year to respond to evolving consumer dining preferences and food trends, as well as to update pricing.  We continue to innovate new menu items and new categories of food offerings at our restaurants, such as the addition of our SkinnyLicious® menu, “Super” food selections and gluten-free choices, further enhancing the variety and price points offered to our customers.  We regularly introduce new and innovative cheesecakes and other baked desserts.  In conjunction with National Cheesecake Day, each year we introduce a special cheesecake, including Chocolate Hazelnut Crunch in 2016, Salted Caramel in 2015 and Lemon Meringue in 2014.

Commitment to Excellent Service and Hospitality through the Selection, Training and Retention of High Quality Staff Members.  Our mission is to “create an environment where absolute guest satisfaction is our highest priority.”  We strive to consistently exceed the expectations of our customers in all aspects of their experience in our restaurants.  One of the most important aspects of delivering a consistent and dependable level of service is having a team of experienced managers who can successfully operate our high volume, highly complex restaurants.  Our recruitment, selection, training, retention and internal promotion programs are among the most comprehensive in the restaurant industry, enabling us to attract and retain qualified staff members who are motivated to consistently provide excellence in customer hospitality.  In 2016, we completed a redesign of our training, with an enhanced focus on service and hospitality to deliver a higher level of service that is tailored to our customers’ needs.  By providing extensive training, our goal is to encourage our staff members to develop a sense of personal commitment to our core values and culture of excellence in restauranteuring and customer hospitality.  (See “Restaurant Operations, Management and Staffing” below.)  Our focus on the development and engagement of our staff and managers contributed to the Company being named in 2016, for the third year in a row, to Fortune magazine’s list of “100 Best Companies to Work For.”

High Quality, High Profile Restaurant Locations and Flexible Site Layouts.  We target restaurant sites in high quality, high profile locations with a balanced mix of retail shopping, entertainment, residences, tourism and businesses.  We have the flexibility to design our restaurants to accommodate a wide array of urban and suburban site layouts, including multi-level locations.  Our restaurants feature large, open dining areas, high ceilings where available and a contemporary kitchen design.  The layouts are flexible, permitting tables and seats to be easily rearranged to accommodate both small and large parties, thus permitting more effective utilization of seating capacity.  Interior and exterior patio seating, either or both available at approximately 90% of our restaurants, allow for additional customer capacity at a comparatively low occupancy cost per seat.  Exterior patio seating is available as weather permits.  (See “New Restaurant Site Selection and Development” below.)

Distinctive Restaurant Design and Décor.  Our restaurants’ distinctive contemporary design and décor create a high energy, upscale ambiance in a casual setting.  We have evolved our restaurants’ design over time to remain current while retaining a similar look and feel to our earlier restaurants.  We apply high standards to the maintenance of our restaurants to keep them in “like new” condition.

Value Proposition.  We believe our restaurants are recognized by consumers for offering value with a large variety of freshly prepared menu items across a broad array of price points and generous food portions at moderate prices.  The average check for each customer, including beverages and desserts, was approximately $21.40, $20.80 and $20.20 for fiscal 2016, 2015 and 2014, respectively.

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

New Restaurant Site Selection and Development

The Cheesecake Factory concept has demonstrated success in a variety of layouts (i.e., single or multi-level, varying interior square feet), site locations (i.e., urban or suburban shopping malls, lifestyle centers, retail strip centers, office complexes and entertainment centers — either freestanding or in-line) and trade areas.  Accordingly, we intend to continue developing The Cheesecake Factory restaurants in high quality, high profile locations that meet our rigorous site standards.  We plan to open as many locations in any given year as there are sites available that meet our site selection criteria and are regularly negotiating leases for potential future locations.  It is difficult for us to precisely predict the timing of our new restaurant openings due to many factors that are outside of our control.  (See Item 1A — Risk Factors — “If we are unable to secure an adequate number of high quality sites for future restaurant openings, the growth of our concepts may be adversely impacted, which could materially adversely affect our financial performance.”)  We have the flexibility in our restaurant designs to penetrate a wide variety of markets across varying population densities in both existing and new markets.  We continue to expect that there is potential to grow the concept to approximately 300 Company-owned and operated restaurants domestically over time, and we are also evaluating Company-owned expansion to Canada.

The locations of our restaurants are critical to our long-term success, and we devote significant time and resources to analyzing each prospective site.  We consider many factors when assessing the suitability of a site, including the demographics of the trade area such as average household income, and historical and anticipated population growth.  Since our restaurants can be successfully executed within a variety of site locations and layouts, we are highly flexible in choosing suitable locations.  We focus on high quality, high profile sites and scale the appropriate restaurant size to each location.  While there are common décor elements within each of our restaurant sites, the designs are customized for the specifics of each location, including the building type, square footage and layout of available space.  Our existing restaurants range from 5,000 to 21,000 interior square feet, and we expect the majority of our new restaurants to vary between 8,000 and 12,000 interior square feet, generally with additional exterior and/or interior patio seating, selected appropriately for each market and specific site.

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

Average sales per location for The Cheesecake Factory restaurants open for the full year on a 52-week basis were approximately $10.7 million, $10.6 million and $10.5 million for fiscal 2016, 2015 and 2014, respectively.  Since each of our restaurants has a customized layout and differs in size, an effective method to measure the unit economics of our sites is by square foot.  Average sales per productive square foot (defined as all interior square footage plus seasonally adjusted exterior patio square footage) for restaurants open for the full year on a 52-week basis were approximately $971, $967 and $942 for fiscal 2016, 2015 and 2014, respectively.

We currently lease all of our restaurant locations and utilize capital for leasehold improvements and furnishings, fixtures and equipment (“FF&E”) to build out our restaurant premises.  Total costs are targeted at approximately $900 per interior square foot for The Cheesecake Factory restaurants.  The construction costs to build our restaurant premises vary from restaurant to restaurant, depending on a number of factors, including geography, the complexity of our build-out, site characteristics, governmental fees and permits, labor and material conditions in the local market, weather and the amount, if any, of construction contributions obtained from our landlords for structural additions and other leasehold improvements.

In selecting sites for our restaurants, an important objective is to earn an appropriate return on investment.  We measure returns using a fully capitalized cash return on investment calculated by dividing restaurant-level EBITDAR (earnings before interest, taxes, depreciation, amortization and rent expense) by our cash investment plus capitalized rent (computed as eight times annual rent).  We target an average return of approximately 20% for new restaurants.  Average fully capitalized cash return on investment for The Cheesecake Factory restaurants in our comparable sales base was 24%, 24% and 23% in fiscal 2016, 2015 and 2014, respectively.  Investing in new restaurant development that meets our return on investment criteria supports achieving a Company-level return on invested capital (“ROIC”) of approximately 15%.  ROIC was 17%, 15% and 14% at fiscal year-end 2016, 2015 and 2014, respectively.

Our new restaurants typically open with initial sales volumes well in excess of their sustainable run-rate levels.  This initial “honeymoon” effect usually results from grand opening publicity and other consumer awareness activities that generate higher than usual customer traffic, particularly in new markets.  During the three to six months following the opening of new restaurants, customer traffic generally settles into its normal pattern, resulting in sales volumes that gradually adjust downward to their sustainable run-rate level.  Additionally, our new restaurants usually require a period of time after reaching sustainable traffic levels to achieve their targeted restaurant-level operating margins due to cost of sales and labor inefficiencies commonly associated with new, highly complex casual dining restaurants such as ours.

Restaurant Operations, Management and Staffing

Our ability to consistently execute a complex menu offering items prepared daily with high quality, fresh ingredients in an upscale casual, high-volume dining environment is critical to our overall success.  We employ detailed operating procedures, standards, controls, food line management systems, and cooking methods and processes to accommodate our extensive menu and to drive sales productivity.  However, the successful day-to-day operation of our restaurants remains critically dependent on the ability, dedication and engagement of our General Managers (“GM”), Executive Kitchen Managers (“EKM”) and all other management and hourly staff members working at our restaurants.  Competition among restaurant companies for qualified management and staff remains very high.  (See Item 1A — Risk Factors — “If we are unable to successfully recruit and retain qualified restaurant management and operating personnel in an increasingly competitive market, we may be unable to effectively operate and grow our business and revenues, including executing on our plans for domestic and international expansion, which could materially adversely affect our financial performance.”)

We believe that the high average sales volumes and popularity of our restaurants allow us to attract and retain high quality, experienced restaurant-level management and other operational personnel.  Each restaurant is staffed with one GM, one EKM and an average of six to ten additional kitchen and front-of-the-house managers, depending on the size and sales volume of each restaurant.  Our GMs possess an average of more than ten years of experience with the Company.  This tenure and knowledge drives our high productivity and helps us operationally in executing an exceptional customer experience.  All newly-recruited restaurant managers complete an extensive training program during which they receive both classroom and on-the-job instruction in areas such as food quality and safety, customer service, financial management and cost controls, staff relations and liquor liability avoidance.  Managers continue their development by participating in and completing a variety of training and development activities to assess their skills and knowledge necessary for continued upward progression through our management levels.  Our GMs regularly meet to receive hands on training, share best practices and celebrate Company successes, which in turn, assists in maintaining the unique culture of our brand.

Each restaurant GM reports to an Area Director of Operations (“ADO”) who supervises the operations of six to ten restaurants in a region.  In turn, each ADO reports to one of four Regional Vice Presidents of Restaurant Operations.  Our EKMs report to their GMs, but are also supervised by an Area Kitchen Operations Manager responsible for between eight and ten restaurants.  Our restaurant field supervision organization also includes our Senior Vice President of Operations, Chief Culinary Officer, an operations services team and a performance development department who are collectively responsible for day-to-day operations, managing new restaurant openings and training for all operational managers and staff.

To enable us to more effectively compete for, and retain, the highest quality restaurant management personnel, we offer an innovative and comprehensive compensation program for our restaurant GMs and EKMs.  Each participant receives a competitive base salary and has the opportunity to earn a cash bonus based on quantitative restaurant performance metrics.  GMs are also eligible to use a Company-leased vehicle.  In addition, we provide a longer-term, equity incentive program to our GMs and EKMs based on their extended service with us in their respective positions and their achievement of certain established performance objectives during that period.  We believe that these awards encourage our GMs and EKMs to think and act as business owners, assist in retention of restaurant management and align our managers’ interests with those of our stockholders.  (See Item 1A — Risk Factors — “Any inability to offer long-term equity incentive compensation may harm our ability to retain key employees, which could materially adversely affect our operations and financial performance.”)

Our restaurant GMs are responsible for selecting and training hourly staff members for their respective restaurants.  Each restaurant is staffed, on average, with approximately 170 hourly staff members.  We require each hourly staff member to participate in a formal training program for his or her respective position in the restaurant, under the supervision of other experienced staff members and restaurant management.  We strive to foster enthusiasm and commitment in our staff members through daily staff meetings and dedicated time for training.  We solicit suggestions concerning restaurant operations and other aspects of our business through an annual engagement survey, GM and workgroup meetings, a website dedicated to receiving staff member input and other means, resulting in a highly engaged workforce.

Our focus on development, engagement and retention of our staff and managers led to our being named in 2016, for the third year in a row, to Fortune magazine’s list of the “100 Best Companies to Work For,” which is published annually based on a culture review and surveys of current employees to identify and recognize companies that create positive work environments with high employee morale and fulfillment.  In 2016, we were also named to the Fortune “100 Best Workplaces for Millennials.”  In addition, for the third year in a row, we were awarded the Best Practices Award in January 2017 recognizing best overall performance among the Transforming Data into Knowledge (TDn2K)/People Report consortium based on restaurant management retention, hourly employee retention, composite diversity, year-over-year improvement and community involvement.

Preopening Costs for New Restaurants

Due to the highly customized and operationally complex nature of our upscale, high volume concept and the investment we make in properly training our staff to operate our restaurants, our preopening process is more extensive, time consuming and costly than that of most restaurant chains.  Preopening costs for a typical restaurant in an established market average approximately $1.5 million to $1.7 million and include all costs to relocate and compensate restaurant management employees during the preopening period, costs to recruit and train hourly restaurant employees, and wages, travel and lodging costs for our opening training team and other support staff members.  Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities. Preopening costs are generally higher for larger restaurants and initial entry into new markets and lower when we relocate a restaurant within its local market.  We usually incur the most significant portion of preopening costs within the two months immediately preceding and the month of a restaurant’s opening.

Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.  Preopening costs vary by location depending on a number of factors, including the proximity of our existing restaurants, the size and physical layout of each location, the number of management and hourly employees required to operate each restaurant, the availability of qualified restaurant staff members, the cost of travel and lodging for different metropolitan areas, the timing of the restaurant opening and the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurant, which may also depend on our landlords obtaining their licenses and permits and completing their construction activities.

Expansion of Licensed Locations

We currently have licensing agreements with three restaurant operators to develop and operate The Cheesecake Factory® brand restaurants in selected international markets.  These arrangements include initial development fees, site and design fees and ongoing royalties based on our licensees’ restaurant sales.  In addition, these licensees purchase bakery products branded under The Cheesecake Factory® trademark from us.  We do not invest capital to build the restaurants for our licensed locations.  As of the end of fiscal 2016, our international licensees operated the following The Cheesecake Factory restaurants:

Licensee Location	Restaurant Location	# of Restaurants
Kuwait (1)	Kingdom of Saudi Arabia	1
	Kuwait	3
	Lebanon	1
	Qatar	1
	United Arab Emirates	5
Mexico (2)	Mexico	3
Hong Kong (3)	People’s Republic of China	1
Total		15

(1)         This licensee, or its affiliates, also has the right to develop restaurants in Bahrain and Egypt, with the opportunity to expand the agreement to include other markets in the Middle East, North Africa, Central and Eastern Europe, Russia and Turkey.

(2)         This licensee, or its affiliates, also has the right to develop restaurants in Chile, with the opportunity to expand the agreement to include other markets in Argentina, Brazil, Colombia and Peru.

(3)         This licensee, or its affiliates, also has the right to develop restaurants in Hong Kong, Macao and Taiwan, with the opportunity to expand the agreement to include other markets in Japan, South Korea, Malaysia, Singapore and Thailand.

In addition to the licenses we have in place today, we are assessing other international markets and potential licensees for future expansion opportunities.

Our corporate infrastructure includes a dedicated Global Development team that works with our international licensees and coordinates the initial training, ongoing quality control, product specifications and brand oversight at our licensed locations.  As we evaluate other international markets, we will consider opportunities to directly operate certain locations and/or enter into licensing, joint venture or partnership arrangements with established third party companies.  We are selective in our assessment of potential partners and licensees, focusing on well-capitalized companies that have established business infrastructures, expertise in multiple countries, experience in operating upscale casual dining restaurants and sound governance practices.  We look to associate with companies who will protect The Cheesecake Factory® brand and operate the concept in a high quality, consistent manner.

Due to the complexities of opening The Cheesecake Factory restaurants in other countries, including, but not limited to, the selection and design of appropriate sites, construction of our complex restaurant designs, training of licensees’ employees, approval of supply sources and exportation of our bakery products to new countries, the number and timing of new openings in foreign countries may vary from expectations.  For more discussion of certain risks related to our international expansion efforts, see Item 1A — Risk Factors — “We face a variety of risks related to our international expansion and global brand development efforts that could negatively affect our brand, require additional infrastructure to support such efforts, and expose us to additional liabilities under foreign laws, any of which could materially adversely affect our financial performance.”

Bakery Operations

We own and operate two bakery production facilities, one in Calabasas Hills, California, and one in Rocky Mount, North Carolina.  Our facility in California accommodates both production operations and corporate support personnel, while our facility in North Carolina houses production operations and a distribution center.

We produce approximately 70 varieties of proprietary cheesecakes and other baked desserts using high quality ingredients for our The Cheesecake Factory and Grand Lux Cafe restaurants, and for international licensees and third-party customers.  Some of our most popular cheesecakes include the Original Cheesecake, Ultimate Red Velvet Cake Cheesecake™, Chocolate Hazelnut Crunch Cheesecake, Godiva® Chocolate Cheesecake, Oreo® Dream Extreme Cheesecake, Fresh Strawberry and Salted Caramel.  Other popular baked desserts include Chocolate Tower Truffle Cake™, Carrot Cake, Black-Out Cake and Lemoncello Cream Torte.

The primary role of our bakery operations is to produce innovative, high quality cheesecakes and other baked desserts for sale at our restaurants and those of our international licensees.  Integration of this vital part of our brand gives us control over the creativity and quality of our desserts and is also more profitable than buying from a third party.

Offering our cheesecakes and other baked desserts internationally is important to our branding, creating awareness and driving demand, not only for bakery products but for the international expansion of our The Cheesecake Factory restaurant footprint.  We also leverage The Cheesecake Factory brand identity and profitably utilize our bakery production capacity by selling cheesecakes and other baked products to external foodservice operators, retailers and distributors.  Items produced for outside accounts are or will be marketed under The Cheesecake Factory®, The Dream Factory®, The Cheesecake Factory Bakery® and The Cheesecake Factory At HomeTM trademarks and other private labels.  Current large-account customers include leading national warehouse club operators, foodservice distributors, supermarkets and other restaurants, a national retail bookstore cafe and foodservice operators.  We sell baked goods internationally under The Cheesecake Factory®, The Cheesecake Factory At HomeTM and The Dream Factory® trademarks and have entered over 30 countries with our brands.  We also currently sell a selection of our The Cheesecake Factory branded cakes online and in catalogs domestically through an agreement with an upscale retailer.

Incremental Growth Opportunities

We are pursuing a number of incremental growth opportunities that would complement the continued domestic and international expansion of The Cheesecake Factory concept.

Grand Lux Cafe Concept

Grand Lux Cafe is an upscale casual dining concept that offers globally-inspired cuisine with an ambiance of modern sophistication.  Using fresh ingredients, the menu of approximately 150 items at Grand Lux Cafe offers classic American dishes and international favorites, including appetizers, pasta, seafood, steaks, chicken, burgers, salads, specialty items and desserts.  Examples of menu offerings include our Crispy Caramel Chicken, Buffalo Chicken Rolls and Shrimp Scampi.  Each Grand Lux Cafe features an on-site bakery which produces a selection of signature desserts, and a full-service bar.  The average check for each customer, including beverages and desserts, was approximately $21.50, $21.10 and $20.40 for fiscal 2016, 2015 and 2014, respectively.

We plan to engage in measured growth of Grand Lux Cafe.  With strong average unit volumes, we continue seeking to reduce investment costs and increase operating margins to position Grand Lux Cafe as a growth driver in our portfolio.

Rock Sugar Pan Asian Kitchen and RockSugar Southeast Asian Kitchen Concept

Rock Sugar Pan Asian Kitchen features a Southeast Asian menu and design elements in an upscale casual dining setting.  Rock Sugar Pan Asian Kitchen showcases the cuisines of Thailand, Vietnam, Malaysia, Singapore, Indonesia and India with approximately 75 dishes served “family-style” to create an atmosphere that encourages sharing and conversation.  Examples of menu offerings include Lacquered BBQ Ribs, Thai Basil Cashew Chicken, Ginger Fried Rice and Crispy Samosas.  Rock Sugar Pan Asian Kitchen also features a full-service bar with an extensive wine list and exotic cocktails and offers freshly-made desserts that infuse traditional French flair into nearly a dozen Asian-influenced items.

Rock Sugar Pan Asian Kitchen is a unique concept with high consumer appeal and is particularly on-trend with increasing consumer interest in ethnic cuisines.  We currently operate one location in Los Angeles and plan to open a second location in 2017 in order to evaluate the opportunity of the concept beyond the Southern California market.  We are in the process of rebranding this concept as RockSugar Southeast Asian KitchenTM to better reflect the geographic origins of this concept’s menu offerings.

(See Item 1A — Risk Factors — “Inability to successfully operate or expand our Grand Lux Cafe and Rock Sugar Pan Asian Kitchen/RockSugar Southeast Asian Kitchen brands could materially adversely affect our financial performance.”)

Investments in North Italia® and Flower Child®

During fiscal 2016, we entered into a strategic relationship with Fox Restaurant Concepts LLC (“FRC”) with respect to two of its brands, North Italia and Flower Child, that share a number of parallels with us in terms of culture and philosophy, and that we believe have significant opportunity for growth:

•            North Italia is a modern interpretation of Italian cooking in the upscale casual dining segment.  All dishes are handmade from scratch daily.  We see a number of synergistic attributes, including operations and real estate development, as well as significant market opportunity for an on-trend Italian offering.

•            Flower Child is a fast casual concept offering a customizable menu, made fresh from scratch, featuring locally sourced, all natural and organic ingredients in salads, plates, bowls and wraps.  This is a potential opportunity for us to diversify our portfolio in a strong and growing niche.

FRC, or its affiliates, will continue to own the intellectual property, manage day-to-day operations and provide infrastructure support to facilitate the near-term growth of both of these concepts.

We made initial minority equity investments in these concepts during fiscal 2016 and will provide ongoing growth capital over time.  We have the right, and an obligation if certain financial, legal and operational conditions are met, to acquire the remaining interest in either or both of these concepts in the next three to five years.  These transactions are not expected to have a material impact on our financial condition over the next several years, and we do not anticipate that we will need to incur debt to fund our ongoing growth capital commitments during the investment period.  Should we ultimately acquire one or both concepts, we would evaluate the appropriate capital structure at that time.  (See Item 1A — Risk Factors — “Our strategic relationship with Fox Restaurant Concepts LLC (“FRC”) might not yield the anticipated benefits and could result in a loss of our investment, which could materially adversely affect our financial performance.”)

Internal Development of a Fast Casual Concept

We are currently developing a fast casual concept utilizing internal resources.  We are actively looking for an appropriate location to test the concept and evaluate its future growth potential.

Consumer Packaged Goods

Given the strong affinity for The Cheesecake Factory® brand, we believe there is opportunity to further leverage it in the consumer packaged goods channel.  We are actively evaluating synergistic, on-brand licensing opportunities to add an incremental revenue stream to our business.  Categories under consideration include cake mixes, confections and ice cream, as well as other food and non-food items, excluding grocery frozen foods at this time.

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

We purchase food and other commodities for use in our operations, based on market prices established with our suppliers.  Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control.  Substantially all of our ingredients and supplies are available from multiple qualified suppliers, which helps mitigate our risk of commodity availability and obtain competitive prices.  We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as cream cheese, depending on market conditions and expected demand.  Historically, we were unable to contract directly for extended periods of time for certain of our commodities such as certain produce items, wild-caught fresh fish and certain dairy products. During 2015, we began entering into longer-term fixed pricing agreements for additional dairy items, and we continue to evaluate the possibility of entering into similar arrangements for additional commodities.  We also periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing our risk and variability in these categories.  Although these vehicles and markets may be available to us, we may choose not to enter into contracts due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors.  Where we had not entered into long-term contracts, commodities can be subject to unforeseen supply and cost fluctuations, which at times may be significant.  Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be even more susceptible to price fluctuation than other products.  (See Item 1A — Risk Factors — “Our inability to anticipate and react effectively to changes in the costs of key operating resources, including food, utilities, and other supplies and services, may increase our cost of doing business, which may materially adversely affect our financial performance.”)

Sustainability

At the heart of our business is a set of guiding principles based on excellence and quality in everything we do.  As a part of this commitment, we are continuing to develop a sustainability program that is aligned with our culture and values, is feasible given the complexity of our restaurant operations and is financially responsible.  We are examining all aspects of our business in an effort to identify, create and implement meaningful and sustained change.

Because much of our environmental impact comes from the ingredients we use in our menu items and bakery products, we are initially focusing our efforts on our suppliers.  In 2016, our management team introduced our Sustainable Sourcing Policy to communicate our values and expectations to our customers, suppliers and staff members.  Our commitment addresses all aspects of our food supply chain while placing emphasis on those areas in which we believe we can have the most impact, either because of the amount we directly order or because of the leadership role we believe we can play in the casual dining industry.  From the treatment of livestock, including providing every animal with basic freedoms during their entire life cycle, to the conditions of those individuals working in and around the farms and factories from which we source, our Sustainable Sourcing Policy builds on our existing efforts to source environmentally and socially responsible ingredients.  Our sustainability commitment also extends to environmental practices with respect to reducing energy and natural resources consumption.

With respect to particular programs aimed at reducing our environmental footprint, we are engaged in efforts to both build and maintain more energy-efficient restaurants by conserving water and reducing waste.  This includes installing low wattage light bulbs, energy-efficient heating, ventilation and air conditioning units and water flow control valves.  We have two restaurant programs underway in which we use technology to collect data about how we can better control energy usage in our restaurants.  We have identified a number of areas of opportunity, which we will be sharing across our footprint.  As of the end of fiscal 2016, nearly 40% of our restaurants utilized variable-speed fan hoods that automatically adjust velocity in accordance with the temperature on the cook line.  We plan to install these fans in the remaining restaurants where we expect to gain measurable energy efficiencies from this technology.  We utilize highly recyclable resins in our takeout packaging and recycled material in our paper napkins and towels, and as of the end of fiscal 2016, we implemented composting at approximately 25% of our restaurants with a number of additional locations in progress.  We also maintain a guide to educate our restaurant operators on ways to minimize energy consumption in their restaurants.  We continue to explore green construction techniques and materials.  To this end, we installed solar panels at our corporate office, added solar hot water heaters in several of our California locations and built our training center in a manner that achieved Platinum Leadership in Energy & Environmental Design (LEED) certification.

We believe our commitment to the goals within our Sustainable Sourcing Policy will help us build our customers’ trust and lower costs, while supporting continued growth of our brands.  To learn more about our sustainability and supply chain practices, please visit the “Sustainability” page and the “Supply Chain” page on our website at www.thecheesecakefactory.com. The contents of our website are not incorporated by reference into this Form 10-K.

Information Technology

Our technology-enabled business solutions are designed to provide effective financial controls, cost management, improved efficiencies and enhanced customer experience.  Our business intelligence solution and data warehouse architecture provide corporate and restaurant management with information and insights into key operational metrics and performance indicators.  This framework delivers enterprise reporting, dashboards and analytics, and allows access to metrics such as quote and wait time accuracy, employee retention trends, and restaurant quality and service analyses.  Our restaurant point of sale and back-office systems provide information regarding daily sales, cash receipts, inventory, food and beverage costs, labor costs and other controllable operating expenses.  Our kitchen management system provides automated routing and cook line balancing, and synchronizes order completion, ticket time and cook time data, promoting more efficient levels of labor and productivity without sacrificing quality.  We leverage our recipe viewer system to ensure timely and accurate recipe updates, and to provide instructional media content and detailed procedures enabling our staff to consistently prepare our highly complex, diverse menu across all locations.  We utilize a web-based labor scheduling solution to enhance scheduling precision and staff satisfaction.  We also employ a web-based notification and tracking solution to contact our restaurants and monitor our progress in the event of a needed product withdrawal or recall.  In 2016, we rolled out our mobile payment application, CakePay®, nationally to all The Cheesecake Factory restaurants.  CakePay provides convenience to our customers, enabling them to complete the payment process at any time during their dining experience using their mobile device.

Restaurant hardware and software support for all of our concepts is provided by both our internal support services team at our corporate center as well as third-party vendors for remote and on-site restaurant support.  Each restaurant has a private high-speed wide area connection to send and receive critical business data as well as to access web-based applications securely.  We implemented a failover capability whereby a secondary public circuit is used to automatically establish a secure connection to our private network if the primary connection becomes unavailable.  We employ modern restaurant switching and routing technology that provides agility in leveraging and supporting contemporary security standards and practices.  Most of our core and critical applications are now housed in an external tier III data center.  To mitigate business interruptions, we implemented a disk-based data backup and replication infrastructure between our onsite and external data centers so all data is replicated nightly between the two sites.

We employ a multi-discipline security incident response plan to recognize, manage and resolve cyber security threats, and we maintain cyber risk insurance coverage to further reduce our risk profile.  Security of our financial data and other personal information remains a high priority for us, led by our information technology department in conjunction with an interdepartmental information security council representing all of our key functional areas.  Enhancements to our cyber security profile include continued testing of our Cyber Incident Response Plan and cybersecurity awareness training for our staff members with access to our cyber systems, migrating additional key applications to secure cloud environments, securing our assets through a Private Key Infrastructure (“PKI”) infrastructure ensuring only trusted devices can access our network, encrypting data flowing between users and applications, enhancing our security event logging and monitoring, and further securing our elevated privileged account access.  Also, in an effort to further secure our customers’ credit card information, we implemented a robust encryption and tokenization platform for all credit card transactions in our restaurants, ensuring that no credit card data is stored in our internal systems.  This included the installation of equipment that can also process smart payment cards, commonly referred to as EMV (Europay, Mastercard, Visa).  We completed the EMV certification and pilot process in late fiscal 2016 and implemented it at all of our restaurants early in fiscal 2017.

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

Marketing and Advertising

We rely on our reputation, as well as our high profile locations, media exposure and positive “word of mouth,” to maintain and grow market share rather than using traditional paid advertising through television, radio or print, or using significant discounting to attract consumers.  We utilize a social media and digital marketing strategy that allows us to engage regularly with our customers outside of our restaurants, including communication on Facebook®, Twitter®, Pinterest®, Instagram® and other social media platforms, as well as direct email to customers.  Public relations is another important aspect of our marketing approach, and we frequently appear on local and national television for cooking demonstrations and other brand-building exposure, such as National Cheesecake Day.  We generated approximately two billion media impressions in fiscal 2016 at minimal cost to us.  We partner with several premiere third-party gift card retailers, contributing to our brand awareness and building gift card sales.  We also attempt to build awareness and relationships with retailers located in the same developments, shopping center operators, local hotel concierges, neighborhood groups and others in the community.  In addition, for restaurants opening in new markets, we strive to obtain local television, radio station and newspaper coverage in order to benefit from publicity at low or no cost.  At times, we also engage in marketing and advertising opportunities in selective local markets.  In 2016, our mobile payment application, CakePay, was chosen by MasterCard® to be featured in a national television advertising campaign for their MasterPass® digital wallet solution.

Our international licensees are committed to opening each new restaurant with marketing that can be comprised of a mix of elements including print, billboards, digital and radio.  We maintain final approval of our licensees’ marketing campaigns to promote consistency in the look and feel of marketing efforts including our brand, domestically and abroad.  We also work with a global intelligence consultant to gain a better understanding of local perceptions and media coverage of restaurants, generally, and our brand, in particular, in international markets.  (See Item 1A — Risk Factors — “If we are unable to protect the value of our brands and our reputation, sales at our restaurants may be negatively impacted, which may materially adversely affect our financial performance.”)

Seasonality and Quarterly Results

While seasonal fluctuations generally do not have a material impact on our quarterly results, the year-over-year comparison of our quarterly results can be significantly impacted by the number and timing of new restaurant openings and associated preopening costs, the calendar days of the week on which holidays occur, the impact from inclement weather and other climatic conditions, the additional week in a 53-week fiscal year and other variations in revenues and expenses.  As a result of these factors, our financial results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

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

Government Regulation

As a restaurant company, we are subject to numerous federal, state and local laws affecting our business.  Each of our restaurants is subject to licensing and regulation by a number of government authorities, which may include alcoholic beverage control, health, sanitation, environmental, labor, zoning and public safety agencies in the state or municipality in which the restaurant is located.  We are also subject to federal and state environmental regulations, including water usage, sanitation disposal and transportation mitigation.  During fiscal 2016, there were no material capital expenditures for environmental control facilities and no material expenditures for this purpose are anticipated.

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

As a manufacturer and distributor of food products, we are subject to a comprehensive regulatory framework that governs the manufacture (including composition and ingredients), labeling, packaging and safety of food in the United States, including the Federal Food, Drug and Cosmetic Act, the Public Health Security and Bioterrorism Preparedness Response Act of 2002, the Federal Food Safety Modernization Act and regulations concerning nutritional labeling under the Patient Protection and Affordable Care Act of 2010 (“PPACA”).  PPACA requires restaurant operators with twenty or more locations to make certain nutritional information available to customers.  The nutritional disclosure requirements under PPACA are intended to preempt a patchwork of state and local laws regarding nutritional content disclosures that became prevalent over the past several years.  Establishments covered by the nutritional disclosure requirements under PPACA currently have until May 5, 2017 to comply with the new rules.

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

Various federal, state and local laws govern our operations and our relationships with our staff members, including such matters as minimum wages, breaks, exempt classifications, equal pay, overtime, tip credits, fringe benefits, leaves, safety, working conditions, provision of health insurance and citizenship or work authorization requirements.  We are also subject to the regulations of the Department of Homeland Security, the U.S. Citizenship and Immigration Services and U.S. Immigration and Customs Enforcement.

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

A significant number of our hourly restaurant staff members receive income from gratuities.  We participate voluntarily in a Tip Reporting Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service (“IRS”).  By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only FICA tax assessments for unreported or underreported tips.  We do not require tip pooling and rely on our staff members to accurately disclose the full amount of their tip income.  Our reporting is based on the disclosures provided to us by such tipped staff members.

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

Trade Names, Trademarks and Other Intellectual Property

We own various types of intellectual property and have applied to register trade names, logos, service marks, trademarks and copyrights (collectively, “Intellectual Property”) in the United States and in additional countries throughout the world in restaurant and bakery goods categories, among others.  We regard our Intellectual Property, including “The Cheesecake Factory,” “Grand Lux Cafe,” “Rock Sugar Pan Asian Kitchen,” “RockSugar Southeast Asian Kitchen,” “The Cheesecake Factory Bakery,” “The Cheesecake Factory At Home” and “The Dream Factory,” as well as our trade dress, as having substantial value and as being important to our marketing efforts.  Our policy is to pursue registration of our important Intellectual Property whenever commercially feasible and to vigorously oppose infringements of our Intellectual Property.  The duration of Intellectual Property registrations varies from country to country.  However, registrations of Intellectual Property are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.  We have also registered various internet domain names, including “www.thecheesecakefactory.com,” “www.grandluxcafe.com,” “www.rocksugarpanasiankitchen.com” and “www.thecheesecakefactorybakery.com” as well as derivations of these and other domain names to include international country codes.

Charitable Giving

In 2001, we sponsored the formation of The Cheesecake Factory Oscar and Evelyn Overton Charitable Foundation (“Foundation”), a 501(c)(3) qualified, non-profit charitable organization.  The Foundation was created as a means to give back to the communities that our restaurants serve, as well as to unite our staff members in charitable causes.  Since the inception of its annual Invitational Charity Golf Tournament, the Foundation has raised $2.9 million, including $0.2 million in fiscal 2016, for the City of Hope Comprehensive Cancer Center, a leading research and treatment center for cancer, diabetes and other life-threatening diseases in Southern California.  In fiscal 2016, over 3,000 of our staff members volunteered their time to the Foundation to serve more than 6,000 holiday meals to low-income individuals and families in 13 Salvation Army centers across the country at our annual Thanksgiving Day Feast.  Additionally, the Foundation provides sponsorships for teams comprised of our staff members who work directly with non-profit organizations in their communities to support a variety of local and national initiatives selected by our staff members.

In addition to the efforts of the Foundation, the Company directly participates in the Harvest Food Donation Program by donating surplus food from many of our restaurants to local food rescue operations for distribution to soup kitchens and shelters to aid those in need.  In fiscal 2016, we donated approximately 450,000 pounds of food through this program.  Additionally, in fiscal 2016, we donated $0.5 million to Feeding America®, the nation’s largest domestic hunger-relief organization through sales of our Pumpkin, Pumpkin Pecan and Salted Caramel cheesecakes, bringing our total contributions to Feeding America® to $4.2 million over the past nine years.  Our staff members also collected more than 225,000 pounds of peanut butter nationwide in 2016 to support Feeding America’s annual campaign to bring awareness to and help fight domestic hunger by donating peanut butter to local food banks.  We also partnered with the California Community Foundation to provide a method for our staff members to assist other staff members in need through our The Cheesecake Factory “HELP” fund.

Employees

As of January 3, 2017, we employed approximately 38,800 people, of which approximately 37,700 worked in our restaurants, approximately 650 worked in our bakery operations and approximately 450 worked in our corporate center and restaurant field supervision organization.  Our staff members are not covered by any collective bargaining agreements, and we consider our relations with our staff members to be favorable.  Our focus on the development, engagement and retention of our staff and managers contributed to The Cheesecake Factory being named in 2016, for the third year in a row, to Fortune magazine’s list of “100 Best Companies to Work For,” among other human resources awards.  (See “Restaurant Operations, Management and Staffing.”)

Executive Officers of the Registrant

David Overton, age 70, serves as our Chairman of the Board and Chief Executive Officer.  Mr. Overton co-founded our predecessor company in 1972 with his parents, Oscar and Evelyn Overton.  He is also a founding member and director of our Foundation.

David M. Gordon, age 52, was appointed President of the Company in February 2013.  Mr. Gordon joined our Company in 1993 as a Manager and held operational positions, including General Manager, Area Director of Operations, Regional Vice President and Chief Operating Officer prior to his appointment as President.  He is also a director of our Foundation.

W. Douglas Benn, age 62, was appointed Executive Vice President and Chief Financial Officer in 2009.  Mr. Benn is a veteran of the restaurant industry having spent more than 20 years in management roles with restaurant companies.  Prior to joining the Company, he served as Executive Vice President and Chief Financial Officer of RARE Hospitality International, owner of the LongHorn Steakhouse and The Capital Grille concepts, prior to that company’s sale to another multi-concept, public restaurant company in 2007.  He is also a director of our Foundation.

Max S. Byfuglin, age 71, serves as President of The Cheesecake Factory Bakery Incorporated, our bakery subsidiary.  Mr. Byfuglin joined our bakery operations in 1982 and worked closely with our founders, serving in nearly every capacity in our bakery operations over the past 34 years.

Debby R. Zurzolo, age 60, serves as our Executive Vice President, Secretary and General Counsel.  Ms. Zurzolo joined our Company as Senior Vice President and General Counsel in 1999 and was appointed to her current positions in 2003.  From 1982 until joining the Company, she practiced law at Greenberg Glusker Fields Claman & Machtinger LLP in Los Angeles, California.  As a partner with that firm, Ms. Zurzolo represented us on various real estate and other business matters.  She is also a founding member and director of our Foundation.

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

Dining out is a discretionary expenditure that historically has been influenced by domestic and global economic conditions, including, but not limited to: unemployment, general and food-specific inflation, consumer confidence, consumer purchasing and saving habits, credit conditions, stock market performance, home values, population growth and wage rates.  Material changes to governmental policy related to domestic and international fiscal concerns, and/or changes in central bank policies with respect to monetary policy, also could affect consumer discretionary spending, which could affect our customer traffic and average check per customer, thus potentially having a material impact on our financial performance.  General economic conditions are broadly expected to continue steady but slow GDP growth, similar to the growth experienced in recent years; however, recent changes in the political landscape could cause fiscal policy, and ultimately economic conditions, to differ from recent years and/or the existing forecasts.  Additionally, interest rates are widely expected to continue to increase in the United States going forward.  These potential changes to the recent fiscal and monetary trends could alter consumer behavior, which in turn could materially affect our sales and overall financial performance.

Our financial performance may be materially adversely affected if we are unable to grow comparable restaurant sales.

Changes in comparable restaurant sales occur because of (i) customer traffic increases or decreases, (ii) menu price increases or decreases, and (iii) menu mix shifts.  If we fail to achieve comparable restaurant sales growth and our costs increase, if comparable restaurant sales decrease and costs remain flat or increase or if costs decrease but less than the decrease in comparable restaurant sales, the effect, over time, is to spread costs across a lower level of sales, which could materially adversely affect our financial performance.

If we are unable to increase customer traffic in our restaurants, our ability to grow our comparable restaurant sales could be hindered.  Changes in customer traffic are impacted by a variety of factors, including macroeconomic conditions that impact customer discretionary spending, consumer perception of our concepts’ offerings in terms of quality, price, value and service, changes in consumer eating habits, irregular and increasingly volatile weather, demographic, economic and other adverse changes in the trade areas in which our restaurants are located and changes in the regulatory environment.  We derive a significant amount of our revenue from gift card redemptions.  Any factor that substantially impacts our ability to sell gift cards, including, without limitation, loss of, or significant change in contractual terms of, key gift card sales vendor contracts, gift card vendor or processor failures, technology failures or other similar occurrence could materially adversely affect our customer traffic.

Competition from other restaurants (both in the upscale casual dining segment and in other segments of the restaurant industry, such as fast casual) can also have a significant impact on customer traffic.  We operate in an industry that is highly competitive with respect to menu and food quality, service, access to qualified operations personnel, location and value.  There are a number of other restaurant operators that compete with us for customer traffic, some of which have significantly greater resources to market aggressively to consumers, which could result in our concepts losing market share.  We believe that many consumers remain focused on value, and if other restaurant operators are able to promote and deliver a higher degree of perceived value through heavy discounting or other methods, our customer traffic may decline.  In addition, with the increased variety of fresh and local product offerings at fast casual restaurants, quick-service restaurants, mobile food service vendors and grocery stores, consumers may choose these alternatives. Our financial performance could be materially adversely affected if we are not successful in increasing or maintaining current levels of customer traffic.

We utilize menu price increases to help offset inflation of key operating costs.  However, our menu price increases may be insufficient to entirely absorb or offset increased costs and, if not accepted by customers, menu price increases could result in reduced customer traffic, which could reduce our growth in comparable restaurant sales and materially adversely affect our financial performance.

Our menu mix could be materially adversely affected if our customers purchase fewer menu items or lower cost menu items in order to reduce the overall amount of their check.  Unfavorable menu mix shifts could reduce our average check even if customer traffic increases, negatively impacting our ability to grow comparable restaurant sales, which could materially adversely affect our financial performance.

If we are unable to protect the value of our brands and our reputation, sales at our restaurants may be negatively impacted, which may materially adversely affect our financial performance.

Our reputation for quality and breadth of menu items and bakery products significantly contributes to the total experience that customers enjoy in our restaurants.  We must protect and grow the value of our brands domestically and globally to continue to be successful in the future.

If we experience negative publicity, regardless of any factual basis, relating to food quality, restaurant facilities, customer complaints or litigation alleging injury or food-borne illnesses, food tampering or contamination or poor health inspection scores, sanitary or other issues with respect to food processing by us or our suppliers, labor relations or any failure to comply with applicable regulations or standards or other negative publicity, sales at our restaurants may be adversely impacted, which could materially adversely affect our financial performance.  Additionally, with the importance and impact of social media, any negative publicity by a customer who perceives or experiences a failure by us to provide a positive dining experience, including in restaurants operated by our international licensees, or disagrees with our policies, may be magnified and reach a large portion of our customer base in a very short period of time, which could harm the value of our brand and materially adversely affect our financial performance.

Our inability to anticipate and react effectively to changes in the costs of key operating resources, including food, utilities, and other supplies and services, may increase our cost of doing business, which may materially adversely affect our financial performance.

We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as cream cheese, depending on market conditions and expected demand.  Historically, we were unable to contract directly for extended periods of time for certain of our commodities such as some certain produce items, wild-caught fresh fish and certain dairy products.  During 2015, we began entering into longer-term fixed pricing agreements for additional dairy items, and we continue to evaluate the possibility of entering into similar arrangements for additional commodities.  We also periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing our risk and variability in these categories.  Although these vehicles and markets may be available to us, as of the end of our 2016 fiscal year, we had chosen not to enter into such contracts due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors.  Where we had not entered into long-term contracts, commodities can be subject to unforeseen supply and cost fluctuations, which at times may be significant.  Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be even more susceptible to price fluctuation than other products.

While we try to engage in a competitive bidding process for our principal commodity, supply, service and equipment requirements, certain of these products and services only may be available from a few vendors or service providers.  Because of this lack of competition, we may be vulnerable to excessive price demands, especially as they relate to the cost of products or services that are critical to our profitability.  Our financial performance could be materially adversely affected if we are unable to effectively manage the cost of our principal commodity, supply, service and equipment requirements.

In those markets that are de-regulated, we engage in a competitive bidding process for our utility requirements.  If this process yields favorable bid results, we may enter into utility supply agreements for certain of our restaurants.  Although such supply agreements can vary in length, historically the majority have been for one-year terms.  Also, resources that we may purchase on the international market are subject to fluctuations in both the value of the United States dollar and increases in global demand.  Also, our suppliers may be impacted by increased costs to produce and transport resources that we use in our restaurants and bakeries, which could increase our cost for such commodities.

At the end of fiscal year 2016, we adopted a comprehensive Sustainability Policy under which we commit to a buying preference in our supply by 2025, or sooner where practicable, for ingredients that are sustainably grown and harvested and to use products from animals that are humanely raised and processed.  We make significant efforts to ensure we will have a sufficient ongoing supply of these products at a reasonable cost.  However, since there is currently a smaller market for certain sustainable products, they may be especially susceptible to cost volatility and supply fluctuations.  We cannot be certain that our supply and cost mitigation efforts or commitment to purchase sustainable products will be successful at all times.

While we try to partially offset increases in the costs of key operating resources by gradually raising prices for our menu items and bakery products, and employing more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to do so in the future.  (See Risk Factor — “Our financial performance may be materially adversely affected if we are unable to grow comparable restaurant sales.”)  Our financial performance could be materially adversely affected if we are unable to anticipate and effectively respond to increases in our operating costs.

We are experiencing significant labor cost inflation.  If we are unable to offset higher labor costs, we will experience an increase in our cost of doing business, which will materially adversely impact our financial performance.

Increases in minimum wages and minimum tip credit wages could materially adversely affect our financial performance.  We operate in many states and localities where the minimum wage is significantly higher than the federal minimum wage, and in such areas our staff members receive minimum compensation equal to the state’s or locality’s minimum wage.  In other geographic areas, some of our staff members may be paid a tip credit wage that is supplemented by gratuities received from our customers.  Many states and localities significantly increased their minimum wage and tip credit wage while others and the federal government also are contemplating similar increases over time.  In addition to increasing the wages paid to our minimum wage and tip credit wage earners, these increases create pressure to increase wages paid to other staff members who, in recognition of their tenure, performance, job responsibilities and other similar considerations, historically received a rate of pay exceeding the applicable minimum wage or minimum tip credit wage.  Because we employ a large workforce, minimum wage and tip credit wage increases have a particularly significant impact on our labor costs.  Our vendors and business partners are similarly impacted by such wage inflation, and many have or will increase our cost for goods and services in order to offset their increasing labor costs.  We expect these trends will continue as minimum wages and minimum tip credit wages continue to rise.

Our labor expenses include a significant amount of costs related to our self-insured health and dental benefit plans.  Health care costs continue to rise and are especially difficult to project.  Material increases in costs associated with medical claims or an increase in the severity or frequency of such claims may cause health care costs to vary substantially from quarter-to-quarter and year-over-year.  We mitigate these costs by carrying stop loss coverage.  We also try to mitigate costs by offering a variety of health plans to our staff members, including lower cost high deductible health plans with an option for participants to contribute to a personal Health Savings Account.  However, given the unpredictable nature of actual claims trends, including the severity or frequency of claims, in any given year our health care costs could significantly exceed our estimates, which could materially adversely affect our financial performance.  While the Patient Protection and Affordable Care Act as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (“PPACA”) has not had a significant impact on our healthcare benefit costs, a great deal of uncertainty exists with respect to the future of PPACA.  Any significant change to the healthcare insurance system, including a dismantling of PPACA in whole or in part and/or implementation of a supplementary and/or replacement healthcare insurance system, could impact our healthcare costs.  Material increases in healthcare costs could materially adversely affect our financial performance.

While we try to partially offset increases in the cost of labor by gradually raising prices for our menu items and bakery products, and employing more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to do so in the future.  (See Risk Factor — “Our financial performance may be materially adversely affected if we are unable to grow comparable restaurant sales.”)  If we are unable to anticipate and respond to increases in our labor costs, our financial performance could be materially adversely affected.

If we are unable to secure an adequate number of high quality sites for future restaurant openings, the growth of our concepts may be adversely impacted, which could materially adversely affect our financial performance.

Our financial performance depends on the availability and selection of high quality sites that meet our criteria.  The number and timing of new restaurants opened during any given period, and their associated contribution to financial growth for the period, will depend on a number of factors including, but not limited to:

•                        unforeseen delays due to market conditions;

•                        the identification and availability of high quality locations;

•                        an increase in competition for available premier locations;

•                        the influence of consumer shopping trends on the availability of sites in traditional locations, such as premier shopping centers;

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

Our inability to obtain an adequate number of suitable sites for future restaurant openings could materially adversely affect our financial performance.

We may incur additional costs if we are unable to renew our restaurant leases on similar terms and conditions, or at all, or to relocate our restaurants in certain trade areas, which could materially adversely affect our financial performance.

We currently lease all of our restaurant premises and, although we remain flexible to other arrangements, we currently plan to continue to lease our restaurant locations in the future.  Some of our leases have terms that will expire in the next few years and beyond.  Many of these leases include renewal options; however, others do not.  Lease expirations allow us to opportunistically evaluate the possibility of relocating certain restaurants to higher quality sites and trade areas over time.  However, doing so may involve additional costs, such as increased rent and other expenses related to renegotiating the terms of occupancy of an existing lease, and the costs to relocate and develop a replacement restaurant if we choose not to renew a lease, or are unable to do so, on favorable terms in a desirable location.  In addition, we may elect to terminate certain leases prior to their expiration dates in order to improve financial performance in certain trade areas over the long term.  However, we may be unable to negotiate favorable terms for such early terminations.  Additional costs related to expiring restaurant lease terms or our inability to terminate certain restaurant leases under favorable terms could materially adversely affect our financial performance.

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

We must continue to attract, retain and motivate a sufficient number of qualified management and operating personnel to maintain consistency in the quality of our restaurants, both domestically and internationally.  Qualified management and operating personnel are currently in high demand. If we are unable to attract and retain qualified people, our restaurants could be short staffed, we may be forced to incur overtime expenses, and our ability to operate and expand our concepts effectively could be limited.  In addition, we continue to require the services of our senior management and operating personnel to support our international expansion efforts.  If we are unable to recruit and train managers to work at restaurants operated by our licensees while adequately maintaining sufficient numbers of managers for our Company-owned locations, the quality of our operations may suffer, the reputation of our brand may be harmed and our ability to effectively grow our business may be hindered, any of which could materially adversely affect our financial performance.

Any inability to offer long-term equity incentive compensation may harm our ability to retain key employees, which could materially adversely affect our operations and financial performance.

As part of a competitive compensation package, we grant equity awards to key staff members, including our executives and our General Managers and Executive Kitchen Managers who run our restaurants.  From time to time, including in 2017, we may ask our stockholders to approve additional shares in our equity compensation plan to allow us to continue to grant equity awards as part of our compensation packages.  Stockholder advisory groups utilize guidelines to issue voting recommendations intended to influence stockholder votes regarding approval of proxy proposals.  If we are unable to meet the formulae required to obtain favorable recommendations or otherwise are unable to receive stockholder support for our share increase proposals, our ability to use equity compensation to incentivize our staff will be materially adversely affected.  If we are unable to grant equity compensation awards at a competitive level, we would need to offer equally compelling alternatives to supplement our compensation, including long-term cash compensation plans, or to significantly increase short-term cash compensation, in order to continue to attract and retain key personnel.  If we are required to use these alternatives, our compensation costs could increase significantly, which would materially adversely affect our financial performance.

Any inability to effectively use and manage social media, and to respond to negative social media, could harm our marketing efforts as well as our reputation, which could materially adversely affect our restaurant sales and financial performance.

Social media provides a powerful medium for consumers to communicate their approval of or displeasure with a business.  This aspect of social media is especially challenging because it allows any individual to reach a broad audience with an ability to respond or react, in near real time, with comments that are often not filtered or checked for accuracy.  If we are unable to quickly and effectively respond, any negative publicity can “go viral” causing nearly immediate and potentially significant harm to our brand and reputation.

Our marketing strategy includes an emphasis on social media.  As social media continues to grow in popularity, many of our competitors have expanded and improved their use of social media, making it more difficult for us to differentiate our social media messaging.  As a result, we need to continuously innovate and develop our social media strategies in order to maintain broad appeal.

If we do not appropriately use and manage our social media strategies, our marketing efforts in this area may not be successful, and any failure (or perceived failure) to effectively respond to negative or potentially damaging social media, whether accurate or not, could damage our reputation, which could materially adversely affect our restaurant sales and financial performance.

Concerns relating to food safety, food-borne illness, pandemics and other diseases could reduce customer traffic to our restaurants, or cause us to be the target of litigation, which could materially adversely affect our financial performance.

We face food safety risks, including the risk of food-borne illness and food contamination, which are common both in the restaurant industry and the food supply chain. While we dedicate substantial resources and provide training to ensure the safety and quality of the food we serve, these risks cannot be completely eliminated.  Additionally, we rely on our network of suppliers to properly handle, store and transport our ingredients for delivery to our restaurants.  Any failure by our suppliers, or their suppliers, could cause our ingredients to be contaminated, which could be difficult to detect and put the safety of our food in jeopardy.  We freshly prepare our menu items at our restaurants, which may put us at greater risk for food-borne illness outbreaks than some of our competitors who use processed foods or commissaries to prepare their food.  The risk of food-borne illness may also increase whenever our menu items are served outside of our control, such as by third party food delivery services, customer take out or at catered events.

Adverse publicity or news reports, regardless of accuracy, regarding food quality or safety issues, illness, injury, recalls, health concerns, government or industry findings concerning food products served by us or our licensees, or issues stemming from the operation of our restaurants or bakeries, restaurants operated by our licensees or other foodservice providers, third parties with whom we may co-brand products or who sell or distribute our products, or third parties we may use to procure materials used in our business, or generally in the food supply chain, could be damaging to the restaurant industry overall and specifically harm our brand and reputation, which in turn could materially adversely affect our financial performance.

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

We rely heavily on our in-restaurant and enterprise-wide computer systems and network infrastructure across our operations (“Cyber Environment”), which could be vulnerable to various risks.  The efficient management of our operations depends upon our ability to protect our Cyber Environment against damage from physical theft, casualties such as fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, denial of service attacks, viruses, worms, malware, breaches of the algorithms we and our third-party service providers use to encrypt and protect data, including consumer transaction and credit card data, and other disruptive problems caused by hackers or others who intentionally target Cyber Environment vulnerabilities of companies such as ours (collectively, “security incidents”).  We employ both internal resources and external consultants to conduct auditing and testing for weaknesses in our Cyber Environment to reduce the likelihood of any security incident.  In addition, we developed a multi-discipline security incident response plan to help ensure that our executives are fully and accurately informed and manage, with the help of content experts, the discovery, investigation and auditing of, and recovery from any security incidents.  However, we can provide no assurance that these measures will be successful in preventing losses in the event of a security incident.

Also, our international licensees have access to certain elements of our intellectual property within their Cyber Environment and may not have developed processes to secure their systems and equipment against a security incident or maintain discovery, investigation, auditing and recovery protocols that are as robust as our own, or have the ability to respond to a security incident to the same extent and as timely.  Although we maintain a cyber-risk insurance program, available coverage and policy limits may not adequately cover or compensate us in the event of a security incident.  Our financial performance may be materially adversely affected if:

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

We receive and maintain certain personal information about our customers and staff members.  For example, we transmit confidential credit card information in connection with credit card transactions, and we are required to collect and maintain certain personal information in connection with our employment practices, including the administration of our benefit plans.  The collection and use of this information by us is regulated at the federal and state levels, and the regulatory environment related to information security and privacy is increasingly demanding.  If a security incident occurs involving loss or inappropriate access to or dissemination of such personal information, we could be in breach of applicable laws and incur penalties and other costs to remedy such incident, and such event could harm our reputation and result in litigation against us, any of which could materially adversely affect our financial performance.

Our ability to accept credit cards as payment in our restaurants and for online gift card orders depends on us remaining compliant with standards set by the PCI Security Standards Council (PCI).  These standards require certain levels of Cyber Environment security and procedures to protect our customers’ credit card and other personal information.  We continue to evaluate additional security enhancements and have implemented end-to-end encryption and tokenization technology, PKI that only permits known computing assets access to our network and Intrusion Detection and Intrusion Prevention (IDS/IPS) that scans data in transit detecting and preventing the execution of harmful code.  However, we can provide no assurance that our security measures will be successful in the event of an attempted or actual security incident.  If these security measures are not successful, we may become subject to litigation or the imposition of regulatory penalties, which could result in negative publicity and significantly harm our reputation, either of which could materially adversely affect our financial performance.

Our failure to adequately protect our intellectual property could limit our ability to globally expand our brand, which could materially adversely affect our financial performance.

We own and have applied to register trade names, logos, service marks, trademarks, copyrights and other intellectual property (collectively, “Intellectual Property”), including The Cheesecake Factory®, The Cheesecake Factory Bakery®, Grand Lux Cafe®, Rock Sugar Pan Asian Kitchen®, and RockSugar Southeast Asian KitchenTM in the United States and in additional countries throughout the world.  Our Intellectual Property is valuable to our business and requires continuous monitoring to protect.  We protect our Intellectual Property in a variety of ways, including by contract and by registration in the United States and in various countries throughout the world.  We regularly and systemically search for misappropriations of our Intellectual Property and seek to enforce our rights whenever appropriate to do so; however, we cannot be assured of success in every case and cannot possibly find all infringing uses of our Intellectual Property.  Furthermore, we have not registered all of our Intellectual Property throughout the world, as doing so may not be feasible because of associated costs or various foreign trademark law prohibitions.  Our inability to effectively protect our Intellectual Property domestically or internationally could limit our ability to globally expand our brand thereby materially adversely affecting our financial performance.

We face a variety of risks related to our international expansion and global brand development efforts that could negatively affect our brand, require additional infrastructure to support such efforts, and expose us to additional liabilities under foreign laws, any of which could materially adversely affect our financial performance.

International operations have a unique set of risks that differ from country to country, and can include, among other risks, political instability, governmental corruption, social, religious and ethnic unrest, anti-American sentiment, delayed and potentially less effective ability to respond to a crisis occurring internationally, changes in global economic conditions (such as currency valuation, disposable income, climate change, unemployment levels and increases in the prices of commodities and labor), the regulatory environment, immigration, labor and pension laws, income and other taxes, consumer preferences and practices, as well as changes in the laws and regulations governing foreign investment, joint ventures or licensing arrangements in countries where our licensees are located, the financial stability and wherewithal of our licensees, and local import controls.

Our international licensees are authorized to operate The Cheesecake Factory restaurant concept using certain of our Intellectual Property and systems, and to provide our branded food and bakery products directly to consumers in The Cheesecake Factory restaurants opened in the licensed trade areas.  We provide extensive and detailed training to our licensees so their employees may be able to effectively execute our operating processes and procedures.  However, since we do not operate these restaurants directly, we can provide no assurance that our licensees will adhere to our operating standards in the same manner as we would were such restaurants operated directly by us.

The products and services offered at our branded international restaurants may be negatively affected by factors outside of our control, including, but not limited to:

•                  difficulties in achieving the consistency of product quality and service as compared to restaurants we operate in the United States;

•                  changes to our recipes required by cultural norms;

•                  inability to obtain, at a reasonable cost, adequate and reliable supplies of ingredients and products necessary to execute our diverse menu;

•                  availability of experienced management to operate international restaurants according to our domestic standards;

•                  changes in economic conditions of our licensees, whether or not related to the operation of our restaurants;

•                  differences, changes or uncertainties in economic, regulatory, legal, immigration, social, climatic, and political conditions, including the possibility of terrorism, social unrest, trade embargos and/or trade restrictions, which may delay our international expansion, result in periodic or permanent closure of foreign restaurants, affect our ability to supply our international restaurants with necessary supplies and ingredients and affect international perception of our brand; and

•                  currency fluctuations, trade restrictions or tariffs adversely affecting our or our licensees’ ability to import goods from the United States and other parts of the world that are required for operating our branded restaurants, including our cakes which are wholly manufactured in the United States.

If we or our licensees have difficulty operating our international restaurants effectively, or if we or they fail to receive an adequate return on investment, and these difficulties are attributed to us or our brand, our reputation and brand value could be harmed, our revenues from these restaurants could be diminished, and our international growth may be slowed, any of which could materially adversely affect our financial performance.

In order to support our international expansion, our bakeries supply certain of our bakery products to our branded international restaurants.  In order to supply bakery products to these restaurants, we must adapt certain recipes to eliminate locally prohibited ingredients, comply with labeling requirements that differ from those in the United States, and maintain certifications required to export to such countries.  In addition, unexpected events outside of our control, such as trade restrictions, import and export embargos, governmental shutdowns and disruptions in shipping, may affect our ability to transport adequate levels of our bakery products to our international restaurants, for which we are the sole source of supply.  A failure to adequately supply bakery products to our internationally branded restaurants could affect the customer experience at those restaurants, resulting in decreased sales, and could, depending upon the reason for the failure, trigger contractual defaults on our part, any of which could materially adversely affect our financial performance.

As we continue the international expansion of our brand, we must comply with regulations and legal requirements, including those related to immigration and the protection of our Intellectual Property.  Additionally, we must comply with domestic laws affecting United States businesses that operate internationally, including the Foreign Corrupt Practices Act and anti-boycott laws, and with foreign laws in the countries in which we expand our restaurants.  (See Risk Factor —“Changes in, or any failure to comply with, applicable laws or regulations could materially adversely affect our ability to operate our restaurants and/or increase our cost to do so, which could materially adversely affect our financial performance.”)  Our financial performance may also be materially adversely affected by liabilities, costs and expenses we may incur in the event we become subject to lawsuits or other legal actions resulting from the acts or omissions of our licensees.  This is true even though we have sought to protect against such liabilities, including by obtaining contractual indemnifications and insurance coverage.

Our strategic relationship with Fox Restaurant Concepts LLC (“FRC”) might not yield the anticipated benefits and we may lose some or all of our investment, which could materially adversely affect our financial performance.

During fiscal 2016, we entered into a strategic relationship with FRC with respect to two of its brands, North Italia and Flower Child.  Under the terms of the agreements, we made initial minority equity investments in, and will provide ongoing growth capital for, these concepts.  We have the right, and an obligation if certain financial, legal and operational conditions are met, to acquire the remaining interest in either or both of these concepts in the next three to five years.

Inherent in our investment is a risk that either or both concepts will not be successful or will fail to grow as quickly as we projected.  In any such event, we may not realize return on investment at least equal to that which we would have realized through other opportunities and risk losing some or all of our investment.  While we do not anticipate that we will need to incur debt to fund our ongoing growth capital commitments during the investment period, we might incur indebtedness should we ultimately acquire one or both concepts.  If we incur debt, depending on the level of our indebtedness, we could experience important consequences to our business, such as reduced flexibility to respond to changing business and economic conditions and increased borrowing costs.  There can be no assurance that we will acquire either majority or full ownership of either concept.  If we do eventually acquire either or both concepts, we may be unable to successfully integrate the business(es) into our operations, and there can be no assurance that we will realize the benefits we anticipate in connection with such an acquisition.   If we lose some or all of our investment in one or both of these concepts, our financial performance could be materially adversely affected.

We are selectively pursuing and continue to evaluate developing, investing in or acquiring new restaurant concepts, expansion of The Cheesecake Factory® brand to other retail opportunities and other initiatives which may create risks to our business that could materially adversely affect our financial performance.

We are selectively pursuing and continue to evaluate other means to leverage our competitive strengths, including developing, investing in or acquiring new restaurant concepts, expansion of our brand to other retail opportunities and/or other initiatives.  Any involvement in any such development, investment arrangement, acquisition, expansion of our brand or other initiative, may create inherent risks, including, without limitation:

•                  damaging our reputation if retail products bearing our brand are not of the same value and quality that our customers associate with our brand;

•                  dilution of the goodwill associated with our brand as it becomes more common and increasingly accessible;

•                  inaccurate assessment of value, growth potential, weaknesses, liabilities, contingent or otherwise, and expected profitability of such ventures;

•                  inability to achieve any anticipated operating synergies or economies of scale;

•                  potential loss of key personnel of any acquired business;

•                  challenges in successfully integrating, operating and managing an acquired business or venture and its workforce and instilling our company culture in new management and staff;

•                  difficulties in aligning enterprise management systems, compensation and benefit plans and policies and procedures;

•                  unforeseen changes in the market and economic conditions affecting the acquired business or venture;

•                  possibility of impairment charges if an acquired business or venture does not meet the performance expectations upon which the acquisition price was based; and

•                  diversion of management’s attention and focus from existing operations to the integration of the acquired or merged business and its personnel or to the expansion of the brand to non-restaurant items.

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

Our international license agreements require us to provide training and support to our licensees for their development and operation of The Cheesecake Factory restaurants.  We have dedicated certain corporate personnel to international development and continue to utilize the talents of existing management, as we grow our international licensing and operations infrastructure.  In addition, one of the most important aspects of our restaurant operations is our ability to deliver dependable, quality service by experienced staff members who can execute our concepts according to our high standards.  This may require training our licensees’ management in the United States and our licensees’ employees in the licensed territories, as well as providing support in the selection and development of restaurant sites, product sourcing logistics, technological systems, and menu modification.  If we are unable to provide the appropriate level of infrastructure support to our international licensees, including due to the lack of available personnel or due to foreign or domestic governmental restrictions on travel or on the ability of our employees to provide training in licensed countries or our licensees’ employees to receive training domestically, or due to self-imposed restrictions on travel of our employees as a result of terrorism or other political unrest in areas in which our licensees operate, our contractual relationships and future international expansion opportunities may be harmed resulting in an adverse effect on our financial performance.

Inability to successfully operate or expand our Grand Lux Cafe and Rock Sugar Pan Asian Kitchen/RockSugar Southeast Asian Kitchen brands could materially adversely affect our financial performance.

All of our restaurants are subject to the risks and uncertainties described in this filing.  However, there is an enhanced level of risk and uncertainty related to the operation and potential expansion of our less-established brands. While we actively seek to grow these concepts, we can provide no assurance that new units will be accepted in the markets targeted for the expansion or that we will be able to achieve our targeted returns when opening these concepts in new locations.  Any such event could materially adversely affect our financial performance.

Changes in, or any failure to comply with, applicable laws or regulations could materially adversely affect our ability to operate our restaurants and/or increase our cost to do so, which could materially adversely affect our financial performance.

We are required to comply with various federal, state and local laws and regulations, including, without limitation, those relating to alcoholic beverage control, public health and safety, access and use by the disabled, environmental hazards, labor and employment laws, including, without limitation, equal wage laws and exempt versus non-exempt employee classifications, and food safety and labeling laws. Changes to these laws and regulations may create challenges for us, and while we subscribe to certain services and have established procedures to identify changes in the laws and regulations, there can be no assurance that we will identify every change and comply therewith on a timely basis. We may incur penalties and other costs, sanctions and adverse publicity by failing to comply with applicable laws, any of which could materially adversely affect our financial performance.

The failure to obtain and/or retain licenses, permits or other regulatory approvals required to operate our business could delay or prevent the opening and/or continued operation of a restaurant or our bakeries, materially adversely affecting that facility’s operations and profitability and our ability to obtain similar licenses, permits or approvals elsewhere.  In addition, the failure to comply with governmental regulations could subject us to penalties and interruptions in operations.  In certain states, we may be subject to “dram shop” statutes that generally allow a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.  Dram shop litigation may result in significant judgments, including punitive damages.  A settlement or judgment against us under a dram shop statute in excess of our general liability insurance coverage could materially adversely affect our financial performance.

We avail ourselves of provisions in current federal and state tax laws that are favorable to our industry.  Significant changes to those laws as a result of comprehensive federal tax reform, changes in the landscape of taxation of multi-state companies like ours, or changes to existing tax laws in countries where our licensees operate, could materially adversely affect our financial performance.  Significant increases in minimum wages, including the tip credit wage in certain states, paid or unpaid leaves of absence, equal wage legislation, mandatory sick pay and paid time off regulations in a growing number of states and localities, mandated health and/or COBRA benefits, or increased tax reporting, assessment or payment requirements related to our staff members who receive gratuities, or changes in interpretations of existing employment law, including with respect to classification of exempt versus non-exempt employees, could significantly increase our labor costs, which would materially adversely affect our financial performance.

We are subject to federal and state laws that prohibit discrimination in the workplace and that set standards for the design, accessibility and operation of public facilities, such as the Americans with Disabilities Act.  Compliance with these laws and regulations can be costly and failure to comply could create exposure to government proceedings and litigation.  Even a perceived failure to comply could result in negative publicity that could damage our reputation and materially adversely affect our financial performance. In addition, various federal, state and local labor laws and regulations govern our operations and relationships with our staff members, including, but not limited to, minimum wages, breaks, overtime, deductions, certain benefits (including health care benefits), safety, working conditions and citizenship and legal residency requirements.  These requirements also extend to independent third-party service providers we engage to perform certain services at our restaurants.  While we take precautions to ensure that our third-party service providers comply with applicable laws and to maintain an independent contractor relationship, we cannot be assured such efforts will be successful, and we may incur liability vicariously as a joint employer for failures by our independent third-party service providers to comply with applicable laws.  Changes in, or any failure to comply with, these laws and regulations could subject us to fines or other legal actions.  Settlements or judgments in connection therewith that are not insured against or are in excess of our coverage limitations could materially adversely affect our business and financial performance.

Despite our efforts to maintain compliance with legal requirements, including implementation of electronic verification of legal work status, some of our staff members may not meet state and federal citizenship or residency requirements.  This could result in a disruption in our work force, sanctions against us and adverse publicity.  In addition, immigration-related employment regulations, on both the state and federal level, may make it more difficult for us to identify and hire qualified staff members.  (See Risk Factor —“We face a variety of risks related to our international expansion and global brand development efforts that could negatively affect our brand, require additional infrastructure to support such efforts, and expose us to additional liabilities under foreign laws, any of which could materially adversely affect our financial performance” for a discussion of regulatory risks related to our international expansion.)

Our inability to respond appropriately to changes in consumer health and disclosure regulations could negatively impact our operations and competitive position, which could materially adversely affect our financial performance.

PPACA requires restaurant operators with twenty or more locations to make certain nutritional information available to customers.  The nutritional disclosure requirements under PPACA are intended to preempt a patchwork of state and local laws regarding nutritional content disclosures that became prevalent over the past several years.  Establishments covered by the nutritional disclosure requirements under PPACA have until May 5, 2017, to comply with the new rules.  Until the new rules are implemented and enforced, uncertainty with respect to certain details of the new rules and how they will be enforced will continue.  Additionally, until the new rules take effect in May 2017, many states, counties and cities will continue to enforce their own nutritional content disclosure requirements.  The continued uncertainty relating to nutritional content disclosure and ongoing need to comply with a patchwork of various state and local disclosure requirements continues to be a challenge for us, raising our compliance cost and exposing us to risk of non-compliance.  Also, since our menus are printed on a periodic basis, the timing of implementation of new requirements can affect our ability to timely and accurately comply with such legislation, especially when it is subject to continuous changes in interpretation and delays in implementation.

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

We are subject to lawsuits, administrative proceedings and claims that arise in the ordinary course of business.  These matters typically involve claims by customers, staff members and others regarding issues such as food-borne illness, food safety, premises liability, compliance with wage and hour requirements, work-related injuries, discrimination, harassment, disability and other operational issues common to the foodservice industry.  In states with “dram shop” statutes, we may become subject to dram shop litigation that could result in significant judgments, including punitive damages.  We could be materially adversely affected by negative publicity and litigation costs resulting from these claims, regardless of their validity.  Employment-related litigation, particularly with respect to claims styled as class action lawsuits, are especially costly to defend.  Also, some employment-related claims in the area of wage and hour disputes are not insurable risks and many employment-related disputes involve uncertainty in judicial interpretation from state to state and from federal to state court with respect to the effectiveness of arbitration agreements with our employees, particularly those which provide for class waivers.  Significant legal fees and costs in complex class action litigation or an adverse judgment or settlement that are not insured or are in excess of insurance coverage can materially adversely affect our financial performance.

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employment practices, staff health benefits and certain other insurable risks.  A number of factors may significantly increase our self-insurance costs, such as conditions of the insurance market, the availability of insurance, or changes in local, state and/or federal regulations.  The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR”) as of each balance sheet date.  Significant judgment is required to estimate IBNR amounts, as parties have yet to assert such claims.  Our financial performance may be materially adversely affected if our actual claims costs significantly exceed our estimates.

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

If any of our third-party vendors experiences a failure that affects an essential business process of ours, we may be subject to certain risks and may experience data loss, increased costs or other harm, any of which could materially adversely affect our financial performance.

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

Some of the technological processes for which we utilize third parties include, but are not limited to, gift card sales, tracking and authorization, labor scheduling, email hosting, web site hosting, file collaboration, restaurant back office, benefits administration, mobile payment, delivery and staff recruiting.

We continue to review options to expand the use of third-party providers in other areas.  Our practice is to work with service providers that are leading performers in their industries and with technology vendors that employ up to date and appropriate data security practices and internal control practices.  However, we cannot guarantee that failures will not occur.  The failure of third-party vendors to provide adequate services, including protection of sensitive data, could significantly harm our operations and reputation, and could materially adversely affect our financial performance.

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

All of our core and critical applications are housed in an external tier III data center.  To mitigate business interruptions, we employ a disk-based data backup and replication infrastructure between our onsite and external data centers so all data is replicated nightly between two sites.  We provide support for our restaurant operations, with the exception of design and construction, from our corporate headquarters in Calabasas, California, an area that is prone to natural disasters such as earthquakes and wildfires.  In addition, corporate support for our bakery operations is also at this centralized location, with the exception of our East Coast bakery production and fulfillment facility.  If we are unable to execute our disaster recovery procedures in whole or in part, we may experience delays in recovery and losses of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal operating procedures that could expose us to administrative and other legal claims and could materially adversely affect our financial performance.  A closure or material damage to one or both of our bakery facilities may result in an inability to fulfill or a slowdown in fulfillment of our bakery products, both to our own and our international licensees’ restaurants as well as to third parties, and losses of data regarding our bakery operations, any of which could materially adversely affect our financial performance.

Adverse weather conditions, seasonal fluctuations, natural disasters and effects of climate change could unfavorably impact our restaurant sales, which could materially adversely affect our financial performance.

Adverse weather conditions and natural disasters can impact customer traffic at our restaurants, cause the temporary underutilization of outdoor patio seating, make it more difficult to fully staff our restaurants and, in more severe cases, such as hurricanes, earthquakes, tornadoes, blizzards or other natural disasters, cause a temporary inability to obtain supplies, increase commodity costs and cause closures of our affected restaurants, sometimes for prolonged periods, which could materially adversely affect our financial performance.  Seasonal fluctuations may result from the calendar days of the week on which holidays occur, which may impact consumer spending patterns.  Increasing frequency and unpredictability of adverse weather conditions due to climate changes may result in decreased customer traffic, less accurate year-to-year comparisons in sales and other factors affecting financial performance.  Our cash flows may be negatively impacted by delay in the receipt of proceeds under any insurance policies or programs we maintain against certain of these risks or the proceeds may not fully offset any such losses.  Any or all of these situations could materially adversely affect our financial performance.

Acts of violence at or threatened against our restaurants or the centers in which they are located, including active shooter situations and terrorism, could unfavorably impact our restaurant sales, which could materially adversely affect our financial performance.

Any act of violence at or threatened against our restaurants or the centers in which they are located, including active shooter situations and terrorist activities, may result in restricted access to our restaurants and/or restaurant closures in the short-term and, in the long-term, may cause our customers and staff to avoid visiting our restaurants.  Any such situation could adversely impact cash flows and make it more difficult to fully staff our restaurants, which could materially adversely affect our financial performance.

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

We have an unsecured revolving credit facility (“Facility”) with an available borrowing commitment of $200 million and with a commitment increase feature that could provide for an additional $100 million in available credit, subject to the lenders’ electing to increase their commitments or by means of the addition of new lenders.  At January 3, 2017, we were in compliance with the covenants contained in the Facility and had no outstanding debt balance under the Facility.  However, any failure to maintain these debt covenants or have sufficient liquidity to either repay or refinance the then outstanding balance at expiration of the Facility, or upon violation of the covenants, would materially adversely affect our financial performance.  (See Note 8 of Notes to Consolidated Financial Statements in Part IV, Item 15 for additional information concerning our long-term debt.)

Risks Related to Owning Our Stock

The market price of our common stock is subject to volatility.

During fiscal 2016, the price of our common stock fluctuated between $44.16 and $64.41 per share.  The market price of our common stock may be significantly affected by a number of factors, including, but not limited to, actual or anticipated variations in our operating results or those of our competitors as compared to analyst expectations, changes in financial estimates by research analysts with respect to us or others in the restaurant industry, and announcements of significant transactions (including mergers or acquisitions, divestitures, joint ventures or other strategic initiatives) by us or others in the restaurant industry.  In addition, the equity markets have experienced price and volume fluctuations that affect the stock price of companies in ways that have been unrelated to an individual company’s operating performance.  The price of our common stock may continue to be volatile, based on factors specific to our company and industry, as well as factors related to the equity markets overall.

We may not be able to achieve our target of average mid-teens growth in total return to shareholders.

We define our total returns as earnings per share growth plus our dividend yield.  Comparable restaurant sales that are below our target, slowing growth of our concepts domestically, our inability to successfully execute other growth opportunities, a decline in growth of our international business or any event that causes our operating costs to substantially increase or an inability to repurchase our stock as expected could slow EPS growth and reduce total returns.  Any of these occurrences on a multi-year basis, or a decline in our dividend yield, could bring about lower than targeted average mid-teens growth in total returns, which could negatively affect our stock price.

If we are unable to continue to pay, or if we are unable to increase dividends, our stock price may be harmed.

Our dividend program requires the use of a substantial amount of our free cash flow.  Our ability to pay and increase our dividends over time will depend on our ability to generate sufficient cash flows from operations and capacity to borrow funds, which may be subject to economic, financial, competitive and other factors that are beyond our control.  Our credit facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio.  (See Note 8 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.)  Any failure to pay or increase our dividends over time may negatively impact investor confidence in us, and may negatively impact our stock price.

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

As of March 2, 2017, we operated 208 Company-owned upscale casual dining restaurants: 194 under The Cheesecake Factory® mark in 39 states, the District of Columbia and Puerto Rico; 13 under the Grand Lux Cafe® mark in seven states; and one Rock Sugar Pan Asian Kitchen® in California.  All of our Company-owned restaurants are located on leased properties, and although we would evaluate the economic benefit of fee ownership if the opportunity presented itself, we have no current plans to own the real estate underlying our restaurants.

Company-Owned Restaurant Locations

State	The Cheesecake Factory	Grand Lux Cafe	Rock Sugar Pan Asian Kitchen	Total
Alabama	1			1
Arizona	6			6
California	37		1	38
Colorado	4			4
Connecticut	4			4
Delaware	1			1
District of Columbia	1			1
Florida	17	3		20
Georgia	5			5
Hawaii	1			1
Idaho	1			1
Illinois	6	1		7
Indiana	2			2
Iowa	1			1
Kansas	1			1
Kentucky	2			2
Louisiana	1			1
Maryland	6			6
Massachusetts	7			7
Michigan	1			1
Minnesota	1			1
Missouri	3			3
Nebraska	1			1
Nevada	5	2		7
New Jersey	9	2		11
New Mexico	1			1
New York	12	1		13
North Carolina	4			4
Oklahoma	2			2
Ohio	7			7
Oregon	1			1
Pennsylvania	5	1		6
Puerto Rico*	1			1
Rhode Island	1			1
South Carolina	1			1
Tennessee	4			4
Texas	15	3		18
Utah	2			2
Virginia	7			7
Washington	4			4
Wisconsin	3			3
Total	194	13	1	208

*Commonwealth

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

PART II

ITEM 5.                           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol CAKE.  There were approximately 850 holders of record of our common stock at February 22, 2017, and we estimate there were approximately 29,500 beneficial stockholders on that date.  On February 22, 2017, the closing price of our common stock was $60.10 per share.  The following table sets forth, for the periods indicated, the range of prices and cash dividends declared per share for each quarter during fiscal 2016 and 2015:

	High	Low	Cash Dividends Declared
Fiscal 2016
Fourth Quarter	$64.41	$48.99	$0.24
Third Quarter	53.25	47.11	0.24
Second Quarter	53.69	46.93	0.20
First Quarter	54.13	44.16	0.20

Fiscal 2015
Fourth Quarter	$55.53	$45.17	$0.20
Third Quarter	58.86	50.02	0.20
Second Quarter	55.48	47.91	0.165
First Quarter	55.13	46.52	0.165

Future decisions to pay, increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of our Facility and other such factors that the Board considers relevant.  (See Note 11 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our stockholders’ equity.)

The following table sets forth our purchases of our common stock during the fourteen weeks ended January 3, 2017 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 28 — November 1, 2016	351	$50.74	351	9,191
November 2 — November 29, 2016	165	55.16	148	9,026
November 30, 2016 — January 3, 2017	9	60.07	5	9,017
Total	525		504

(1)       The total number of shares purchased includes 21,212 shares withheld upon vesting of restricted share awards to satisfy minimum tax withholding obligations.

On July 21, 2016, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 56.0 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 47.0 million shares at a total cost of $1,409.9 million through January 3, 2017, including 0.5 million shares of our common stock at a cost of $27.5 million during the fourth quarter of fiscal 2016.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  (See Note 11 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our repurchase authorization and methods.)

Our credit facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio.  (See Note 8 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.)

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

	12/31/11	12/31/12	12/30/13	12/31/14		12/31/15		12/31/16
The Cheesecake Factory Incorporated	$100	$111	$164		$171		$157		$204
S&P 400 Midcap Index	$100	$116	$153		$165		$159		$189
NASDAQ US Benchmark TR Index (1)	$100	$116	$155		$175		$176		$198
NASDAQ Composite® (US) Index (2)	$100	$118	$165	$	unavailable	$	unavailable	$	unavailable
Nation’s Restaurant News Index (3)	$100	$101	$129		$132		$151		$152

(1)         Underlying data provided by NASDAQ OMX Global Indexes.

(2)         Underlying data provided by The Center for Research in Security Prices.  As discussed above, data is no longer available from NASDAQ OMX after December 31, 2013.

(3)         The Nation’s Restaurant News Index (“Index”) is a comprehensive restaurant industry index.  In addition to fine and casual dining, the Index includes fast casual and quick-serve segment.

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

	Fiscal Year (1) (2)
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Statements of Income Data:
Revenues	$2,275,719	$2,100,609	$1,976,624	$1,877,910	$1,809,017

Costs and expenses:
Cost of sales	526,628	504,031	490,306	455,685	450,153
Labor expenses	759,998	684,818	646,102	603,069	580,192
Other operating costs and expenses	540,365	500,640	478,504	452,571	439,559
General and administrative expenses	146,042	137,402	119,094	114,728	104,156
Depreciation and amortization expenses	88,010	85,563	82,835	78,558	74,433
Impairment of assets and lease terminations	114	6,011	696	(561)	9,536
Preopening costs	13,569	16,898	14,356	12,906	12,289
Total costs and expenses	2,074,726	1,935,363	1,831,893	1,716,956	1,670,318

Income from operations	200,993	165,246	144,731	160,954	138,699
Interest and other expense, net	(9,225)	(5,894)	(6,187)	(4,504)	(4,725)
Income before income taxes	191,768	159,352	138,544	156,450	133,974
Income tax provision	52,274	42,829	37,268	42,094	35,551
Net income	$139,494	$116,523	$101,276	$114,356	$98,423

Net income per share:
Basic	$2.91	$2.39	$2.04	$2.19	$1.85
Diluted	$2.83	$2.30	$1.96	$2.10	$1.78

Weighted average shares outstanding:
Basic	47,981	48,833	49,567	52,229	53,185
Diluted	49,372	50,605	51,584	54,377	55,211

Cash dividends declared per common share	$0.88	$0.73	$0.61	$0.52	$0.24

Balance Sheet Data (at end of period):
Cash and cash equivalents	$53,839	$43,854	$58,018	$61,751	$83,569
Total assets	1,293,319	1,233,346	1,161,376	1,108,106	1,076,910
Total long-term debt and deemed landlord financing liability, including current portion	104,868	91,343	80,195	68,701	57,172
Total stockholders’ equity	603,207	588,539	556,510	577,353	579,726

Restaurant Data
The Cheesecake Factory comparable restaurant sales	1.2%	2.6%	1.5%	1.1%	2.2%
The Cheesecake Factory restaurants open at year end	194	187	177	168	162

(1)                               Fiscal 2016 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks.

(2)                               Fiscal 2016, 2015, 2014, 2013 and 2012 included $21.5 million, $20.1 million, $16.8 million, $14.1 million and $10.8 million, respectively, of stock-based compensation expense.

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

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31st for financial reporting purposes.  Fiscal year 2016 consisted of 53 weeks, and fiscal years 2015 and 2014 each consisted of 52 weeks.  The estimated impact of the 53rd week in fiscal 2016 was an increase in revenues and diluted net income per share of approximately $54.7 million and $0.07, respectively.

Our business operates in the upscale casual dining segment of the restaurant industry.  As of March 2, 2017, we operated 208 Company-owned restaurants: 194 under The Cheesecake Factory® mark, 13 under the Grand Lux Cafe® mark and one currently under the Rock Sugar Pan Asian Kitchen® mark (transitioning to RockSugar Southeast Asian KitchenTM).  Internationally, 15 The Cheesecake Factory branded restaurants operated in the Middle East, China and Mexico under licensing agreements.  We also operated two bakery production facilities that produce desserts for our restaurants, international licensees and third-party bakery customers.  We are selectively pursuing other means to leverage our competitive strengths, including developing, investing in or acquiring new restaurant concepts and expanding The Cheesecake Factory® brand to other retail opportunities.

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

Investing in new company-owned restaurant development is our top capital allocation priority, with a focus on opening our concepts in premier locations within both new and existing markets in the United States.  We target an average fully capitalized cash return on investment of approximately 20% at the unit level.  Returns are affected by the cost to build restaurants, the level of revenues that each restaurant can deliver and our ability to maximize the profitability of restaurants.  Investing in new restaurant development that meets our return on investment criteria is expected to create value for our Company and supports achieving mid-teens Company-level return on invested capital.

Going forward, our domestic revenue growth (comprised of our annual unit growth and comparable sales growth), combined with international growth, contribution from our incremental growth opportunities, a robust share repurchase program and our dividend provide a framework with high visibility and one that supports our financial objective of mid-teens growth in total return to shareholders.  We define our total returns as earnings per share growth plus our dividend yield.  The following are the key performance levers that we believe will contribute to achieving these goals:

•                  Growing Overall Revenues.  Our overall revenue growth is primarily driven by revenues from new restaurant openings, increases in comparable restaurant sales, and royalties and bakery sales from additional licensed international locations.  Changes in comparable restaurant sales come from variations in customer traffic, as well as in check average.

Our strategy is to grow customer traffic by (1) continuing to offer innovative, high quality menu items that offer customers a wide range of options in terms of flavor, price and value and (2) focusing on service and hospitality with the goal of delivering an exceptional customer experience.  We are continuing our efforts on a number of initiatives intended to help us make incremental progress towards growing customer traffic, including a greater focus on increasing throughput in our restaurants, building on the success of our gift card program, partnering with a third party to provide delivery services for our restaurants, capitalizing on our redesigned training programs and offering a technology for mobile payment in our restaurants.

Check average is impacted by menu price increases and/or changes in menu mix.  Our philosophy with regard to menu pricing is to use price increases to help offset key operating cost increases in a manner that balances protecting both our margins and customer traffic levels.

In addition, we are pursuing a number of incremental growth opportunities, including measured growth of our Grand Lux Cafe and RockSugar Southeast Asian Kitchen concepts, our investment in North Italia and Flower Child, internal development of a fast casual concept and additional consumer packaged goods opportunities, which we believe will contribute to revenue growth over time.

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

	Fiscal Year
	2016	2015	2014
Revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	23.2	24.0	24.9
Labor expenses	33.4	32.6	32.7
Other operating costs and expenses	23.7	23.8	24.2
General and administrative expenses	6.4	6.5	6.0
Depreciation and amortization expenses	3.9	4.1	4.2
Impairment of assets and lease terminations	—	0.3	—
Preopening costs	0.6	0.8	0.7

Total costs and expenses	91.2	92.1	92.7

Income from operations	8.8	7.9	7.3
Interest and other expense, net	(0.4)	(0.3)	(0.3)
Income before income taxes	8.4	7.6	7.0
Income tax provision	2.3	2.1	1.9
Net income	6.1%	5.5%	5.1%

Fiscal 2016 Compared to Fiscal 2015

Revenues

Revenues increased 8.3% to $2,275.7 million for fiscal 2016, including approximately $54.7 million contributed by the 53rd week, compared to $2,100.6 million for fiscal 2015.

Comparable sales at The Cheesecake Factory restaurants increased by 1.2%, or $22.8 million, from fiscal 2015 on a 53-week basis, outperforming the casual dining industry which experienced a comparable sales decline of 1.4%, as measured by Knapp Track.   Our comparable sales increase was driven by average check growth of 2.8% (based on an increase of 2.7% in menu pricing and a 0.1% positive change in mix), partially offset by a decrease in customer traffic of 1.6%.  We implemented effective menu price increases of approximately 1.4% and 1.1% during the first and third quarters of fiscal 2016, respectively.  We plan to target menu price increases of approximately 2% annually going forward.  Total operating weeks at The Cheesecake Factory restaurants increased 7.4% to 10,031 in fiscal 2016 compared to the prior year.  Excluding the impact of the 53rd week in fiscal 2016, total operating weeks increased 5.3% to 9,837.  The Cheesecake Factory average sales per restaurant operating week increased 1.1% to $207,166 in fiscal 2016 compared to fiscal 2015.

Comparable sales at our Grand Lux Cafe restaurants increased by 2.2% from fiscal 2015 on a 53-week basis driven by an increase in average check and customer traffic.  We implemented effective menu price increases of approximately 1.0% and 1.3% during the second and fourth quarters of fiscal 2016, respectively.  We plan to target menu price increases of approximately 2% annually going forward.

Restaurants become eligible to enter our comparable sales base in their 19th month of operation.  At January 3, 2017, there were 15 The Cheesecake Factory restaurants and one Grand Lux Cafe not yet in our comparable sales base.  International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from our comparable sales calculations.  Factors outside of our control, such as macroeconomic conditions, weather patterns, timing of holidays, competition and other factors, including those referenced in Part I, Item lA, “Risk Factors,” can impact comparable sales.

We generally update and reprint our menus twice a year.  As part of these menu updates, we evaluate the need for price increases based on those operating cost increases of which we are aware or that we can reasonably expect.  While menu price increases can contribute to higher comparable restaurant sales in addition to offsetting margin pressure, we carefully consider all potential price increases in light of the extent to which we believe they may impact customer traffic.

External bakery sales were $53.6 million for fiscal 2016 compared to $52.8 million in fiscal 2015.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses.  As a percentage of revenues, cost of sales was 23.2% for fiscal 2016 compared to 24.0% for fiscal 2015, primarily driven by lower seafood, grocery, dairy and poultry costs.

The Cheesecake Factory restaurant menus are among the most diversified in the foodservice industry and, accordingly, are not overly dependent on a few select commodities.  Changes in costs for one commodity sometimes can be offset by cost changes in other commodity categories.  The principal commodity categories for our restaurants include general grocery items, dairy, produce, fish and seafood, poultry, meat and bread.  See the discussion of our contracting activities in Part II, Item 7A — “Quantitative and Qualitative Disclosures about Market Risk.”

As has been our past practice, we will carefully consider opportunities to introduce new menu items and implement selected menu price increases to help offset any expected cost increases for key commodities and other goods and services.  For new restaurants, cost of sales will typically be higher for a period of time after opening until our management team becomes more accustomed to predicting, managing and servicing the sales volumes at these restaurants.

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 33.4% and 32.6% in fiscal 2016 and fiscal 2015, respectively.  This variance was driven primarily by higher hourly wage rates due to minimum wage increases mandated under state and local laws.  For new restaurants, labor expenses will typically be higher for a period of time after opening until our management team becomes more accustomed to predicting, managing and servicing the sales volumes at the new restaurants.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead and distribution expenses.  As a percentage of revenues, other operating costs and expenses decreased to 23.7% for fiscal 2016 from 23.8% for fiscal 2015.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, as well as the restaurant field supervision, corporate support and bakery administrative organizations.  As a percentage of revenues, G&A expenses decreased to 6.4% for fiscal 2016 versus 6.5% for fiscal 2015.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 3.9% and 4.1% in fiscal 2016 and fiscal 2015, respectively.  This decrease was primarily due to benefits from extending the depreciable life of restaurant assets in conjunction with recently extended/renewed leases and from certain restaurant assets being fully depreciated.

Impairment of Assets and Lease Terminations

In fiscal 2016, we recorded $0.1 million of accelerated depreciation expense related to the planned relocation of one The Cheesecake Factory restaurant and we expect to incur an additional $1.2 million of accelerated depreciation and impairment expense related to this relocation in fiscal 2017.  In fiscal 2015, we recorded a $6.0 million impairment charge against the carrying value of our Rock Sugar Pan Asian Kitchen restaurant assets.

Preopening Costs

Preopening costs were $13.6 million for fiscal 2016 compared to $16.9 million in fiscal 2015.  We opened seven The Cheesecake Factory restaurants and one Grand Lux Cafe in fiscal 2016 compared to ten The Cheesecake Factory restaurants and one Grand Lux Cafe in fiscal 2015.  Preopening costs include all costs to relocate and compensate restaurant management employees during the preopening period, costs to recruit and train hourly restaurant employees, and wages, travel and lodging costs for our opening training team and other support staff members.  Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities.  Preopening costs can fluctuate significantly from period to period based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Interest and Other Expense, Net

Interest and other expense, net was $9.2 million in fiscal 2016 compared to $5.9 million in fiscal 2015.  This increase was primarily due to higher expense on our deemed landlord financing liability and asset disposals, and decreased income due to an insurance claim received in fiscal 2015.  Interest expense on our deemed landlord financing liability was $5.6 million in fiscal 2016 compared to $3.5 million in fiscal 2015.

Income Tax Provision

Our effective income tax rate was 27.3% in fiscal 2016 compared to 26.9% in fiscal 2015.  A lower proportion of Federal Insurance Contributions Act (“FICA”) tip credit in relation to pre-tax income was partially offset by non-taxable gains in fiscal 2016 as compared to non-deductible losses in fiscal 2015 on our investments in variable life insurance contracts used to support our Executive Savings Plan (“ESP”), a non-qualified deferred compensation plan.  See Note 14 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further information on our income tax provision.

Fiscal 2015 Compared to Fiscal 2014

Revenues

Revenues increased 6.3% to $2,100.6 million for fiscal 2015 compared to $1,976.6 million for fiscal 2014.

Comparable sales at The Cheesecake Factory restaurants increased by 2.6%, or $44.2 million, from the prior fiscal year, outperforming the casual dining industry which experienced a comparable sales increase of 1.0%, as measured by Knapp Track.  Our comparable sales increase was driven by average check growth of 3.0% (based on an increase of 2.2% in menu pricing and a 0.8% positive change in mix), partially offset by a decrease in customer traffic of 0.4%.  We implemented effective menu price increases of approximately 1.0% and 1.5% during the first and third quarters of fiscal 2015, respectively.  Total operating weeks at The Cheesecake Factory restaurants increased 5.1% to 9,341 in fiscal 2015 compared to the prior year.  The Cheesecake Factory average sales per restaurant operating week increased 1.5% to $204,877 in fiscal 2015 compared to fiscal 2014.

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

Impairment of Assets and Lease Terminations

During fiscal 2015, we recorded a $6.0 million impairment charge against the carrying value of our Rock Sugar Pan Asian Kitchen restaurant assets.  During fiscal 2014, we incurred $0.7 million of accelerated depreciation, future rent and other closing costs related to the relocation of one The Cheesecake Factory restaurant.

Preopening Costs

Preopening costs were $16.9 million for fiscal 2015 compared to $14.4 million in fiscal 2014.  We opened ten The Cheesecake Factory restaurants and one Grand Lux Cafe in fiscal 2015 compared to ten The Cheesecake Factory restaurants in fiscal 2014.

Interest and Other Expense, Net

Interest and other expense, net was $5.9 million in fiscal 2015 compared to $6.2 million in fiscal 2014.  This decrease was primarily due to income from an insurance claim and lower interest expense on our deemed landlord financing liability, partially offset by higher expense on asset disposals.  Interest expense on our deemed landlord financing liability was $3.5 million in fiscal 2015 compared to $3.8 million in fiscal 2014.

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Fiscal Year
	2016	2015	2014
Net income	$139,494	$116,523	$101,276
After-tax impact from:
Impairment of assets and lease terminations (1)	68	3,607	418
Adjusted net income	$139,562	$120,130	$101,694

Diluted net income per share	$2.83	$2.30	$1.96
After-tax impact from:
Impairment of assets and lease terminations (1)	0.00	0.07	0.01
Adjusted diluted net income per share	$2.83	$2.37	$1.97

(1)                      Fiscal year 2016 includes $0.1 million of pre-tax accelerated depreciation expense related to the planned relocation of one The Cheesecake Factory restaurant and we expect to incur an additional $1.2 million of pre-tax accelerated depreciation and impairment expense related to this relocation in fiscal 2017.  Fiscal year 2015 includes $6.0 million of pre-tax impairment expense related to our Rock Sugar Pan Asian Kitchen restaurant.  Fiscal year 2014 includes $0.7 million of pre-tax accelerated depreciation, future rent and other closing costs related to the relocation of one The Cheesecake Factory restaurant.  These amounts were recorded in impairment of assets and lease terminations in the consolidated statements of income.  (See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of these charges.)

Fiscal 2017 Outlook

This discussion contains forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes in Part IV, Item 15 of this report, the “Risk Factors” included in Part I, Item 1A of this report and the cautionary statements included throughout this report.

We estimate adjusted diluted net income per share for fiscal 2017 will be between $2.95 and $3.07 based on an assumed comparable sales increase of between 1.0% and 2.0% at The Cheesecake Factory restaurants, as well as certain cost assumptions.  We currently expect commodity cost inflation of about 1.0% to 2.0% for fiscal 2017 as we anticipate higher prices in seafood and dairy costs, partially offset by lower meat costs.  In fiscal 2017, we are estimating wage inflation of approximately 5% and a corporate tax rate of 23% to 24%, reflecting the adoption of new accounting guidance related to stock-based compensation.  Adjusted diluted net income per share excludes $1.2 million of accelerated depreciation and impairment expense related to the planned relocation of one The Cheesecake Factory.  (See “Recent Accounting Pronouncements” in Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of this change.)

                We estimate adjusted diluted net income per share for the first quarter of fiscal 2017 will be between $0.71 and $0.74 based on an assumed comparable sales increase of between flat and 1.0% at The Cheesecake Factory restaurants.  First quarter total revenues are expected to be approximately $565 million at the mid-point of the comparable sales range.  Adjusted diluted net income per share excludes $0.8 million of accelerated depreciation expense related to the planned relocation of one The Cheesecake Factory.

In fiscal 2017, we plan to open as many as eight new restaurants, including one The Cheesecake Factory relocation and our second RockSugar Southeast Asian Kitchen.  In addition to these Company-owned locations, we expect as many as four to five restaurants to open internationally under licensing agreements.

We expect fiscal 2017 cash capital expenditures to range between $125 million and $140 million and anticipate utilizing substantially all of our free cash flow, plus proceeds received from employee stock option exercises, for dividends and share repurchases.  (See “Liquidity and Capital Resources” for further discussion of expected 2017 capital expenditures.)

Liquidity and Capital Resources

Our corporate financial objectives are to maintain a sufficiently strong and conservative balance sheet to support our operating initiatives and unit growth while maintaining financial flexibility to provide the financial resources necessary to protect and enhance the competitiveness of our restaurant and bakery brands and to provide a prudent level of financial capacity to manage the risks and uncertainties of conducting our business operations under various economic and industry cycles.  Our ongoing capital requirements are principally related to our restaurant expansion plans, ongoing maintenance of our restaurants and bakery facilities, investment in our corporate and information technology infrastructures and growth capital commitments to North Italia and Flower Child.

Similar to many restaurant and retail chain store operations, we utilize operating lease arrangements for all of our restaurant locations.  We believe our operating lease arrangements continue to provide appropriate leverage for our capital structure in a financially efficient manner.  However, we are not limited to the use of lease arrangements as our only method of opening new restaurants.  While most of our operating lease obligations are not required to be reflected as indebtedness on our consolidated balance sheet, the minimum base rents and related fixed obligations under our lease agreements must be satisfied by cash flows from our ongoing operations.  Accordingly, our lease arrangements reduce, to some extent, our capacity to utilize funded indebtedness in our capital structure.

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

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Fiscal Year
	2016	2015	2014

Cash provided by operating activities	$302.5	$235.4	$239.6
Capital expenditures	$(115.8)	$(153.9)	$(114.0)
Investments in unconsolidated affiliates	$(42.0)	$—	$—
Deemed landlord financing proceeds	$17.2	$14.3	$14.1
Proceeds from exercise of stock options	$28.4	$28.0	$22.9
Borrowings on credit facility	$35.0	$60.0	$25.0
Repayments on credit facility	$(35.0)	$(60.0)	$(25.0)
Treasury stock purchases	$(146.5)	$(109.4)	$(140.5)
Cash dividends paid	$(42.4)	$(36.0)	$(30.3)

During fiscal 2016, our cash and cash equivalents increased by $10.0 million to $53.8 million at January 3, 2017.  This increase was primarily attributable to cash provided by operating activities, proceeds from exercises of employee stock options and deemed landlord financing proceeds, partially offset by treasury stock purchases, capital expenditures, dividend payments and our investment in North Italia and Flower Child.  (See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of cash and cash equivalents.)

Capital expenditures for new restaurants, including locations under development as of each fiscal year end were $84.4 million, $104.5 million and $80.5 million for fiscal 2016, 2015 and 2014, respectively.  Capital expenditures also included $26.8 million, $28.5 million and $26.9 million for our existing restaurants and $4.6 million, $20.9 million and $6.6 million for bakery and corporate capacity and infrastructure investments in fiscal 2016, 2015 and 2014, respectively, including construction of a training center that was completed in January 2016.

For fiscal 2017, we currently estimate our cash outlays for capital expenditures to range between $125 million and $140 million, net of agreed-upon up-front cash landlord construction contributions and excluding $13.6 million of expected non-capitalizable preopening costs for new restaurants.  The amount reflected as additions to property and equipment in the consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each lease. (See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report.)  Our estimate for capital expenditures for fiscal 2017 contemplates a net outlay of $65 million to $75 million for as many as eight restaurants expected to be opened during fiscal 2017 and estimated construction-in-progress disbursements for anticipated early fiscal 2018 openings.  Expected fiscal 2017 capital expenditures also include $35 million to $40 million for replacements, enhancements and capacity additions to our existing restaurants and approximately $25 million for bakery and corporate infrastructure investments, including the commencement of an infrastructure upgrade of our California bakery.

During fiscal 2016, we entered into a strategic relationship with Fox Restaurant Concepts LLC (“FRC”) with respect to two of its brands, North Italia and Flower Child, that share a number of parallels with us in terms of culture and philosophy, and that we believe have significant opportunity for growth.  FRC, or its affiliates, will continue to own the intellectual property, manage day-to-day operations and provide infrastructure support to facilitate the near-term growth of both of these concepts.

We made initial minority equity investments in these concepts during fiscal 2016 and will provide ongoing growth capital over time.  We have the right, and an obligation if certain financial, legal and operational conditions are met, to acquire the remaining interest in either or both of these concepts in the next three to five years.  These transactions are not expected to have a material impact on our financial condition over the next several years, and we do not anticipate that we will need to incur debt to fund our ongoing growth capital commitments during the investment period.  Should we ultimately acquire one or both concepts, we would evaluate the appropriate capital structure at that time.  (See Item 1A — Risk Factors — “Our strategic relationship with Fox Restaurant Concepts LLC (“FRC”) might not yield anticipated benefits and could result in a loss of investment, which could materially adversely affect our financial performance.”)

On November 10, 2016, we entered into a loan agreement (“Facility”) which amended and restated in its entirety our prior loan agreement dated October 16, 2013.  This Facility, which matures on December 22, 2020, provides us with revolving loan commitments totaling $200 million, of which $50 million may be used for issuances of letters of credit.  Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs.  The Facility contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the lenders electing to increase their commitments or by means of the addition of new lenders.  At January 3, 2017, we had net availability for borrowings of $178.0 million, based on a zero outstanding debt balance and $22.0 million in standby letters of credit.  The Facility also limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio. We were in compliance with the financial covenants in effect at January 3, 2017.  We borrowed on these credit facilities during fiscal 2016 to fund a portion of our investment in North Italia and Flower Child and our stock repurchases. We borrowed on these credit facilities during fiscal 2015 to fund a portion of our stock repurchases.  Balances were repaid within each fiscal year.  (See Note 8 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.)

In July 2012, our Board approved the initiation of a cash dividend to our stockholders, which is subject to quarterly Board approval.  Cash dividends have been declared during every quarter since initiation.  Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of our Facility and other such factors that the Board considers relevant.

On July 21, 2016, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 56.0 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 47.0 million shares at a total cost of $1,409.9 million through January 3, 2017.  During fiscal 2016, 2015 and 2014, we repurchased 2.9 million, 2.1 million and 3.1 million shares of our common stock at a cost of $146.5 million, $104.8 million and $143.2 million, respectively.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, including dividend payments and growth capital contributions to North Italia and Flower Child, a review of our capital structure and cost of capital, our share price and current market conditions.  Our objectives with regard to share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.  (See Note 11 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our repurchase authorization and methods.)

Based on our current expansion objectives, we believe that during the upcoming 12 months our cash and cash equivalents, combined with expected cash flows provided by operations, available borrowings under our Facility and expected landlord construction contributions should be sufficient in the aggregate to finance our capital allocation strategy, including capital expenditures, share repurchases, cash dividends and growth capital contributions to North Italia and Flower Child, and allow us to consider additional possible capital allocation strategies, such as developing, investing in or acquiring other growth vehicles.  We continue to plan to return substantially all of our free cash flow plus proceeds received from employee stock option exercises to stockholders in the form of dividends and share repurchases.

As of January 3, 2017, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties other than the arrangement with Fox Restaurant Concepts LLC that we entered into in fiscal 2016.  (See “Investments in North Italia® and Flower Child®”in Part I, Item 1 for further discussion of this investment.)  Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of January 3, 2017 (amounts in millions):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Contractual obligations
Leases (1)	$1,021.2	$87.9	$177.5	$170.1	$585.7
Long-term debt	—	—	—	—	—
Purchase obligations (2)	142.1	94.3	25.2	12.9	9.7
Uncertain tax positions (3)	0.8	—	0.8	—	—
Total	$1,164.1	$182.2	$203.5	$183.0	$595.4

Other commercial commitments
Standby letters of credit	$22.0	$—	$—	$22.0	$—

(1)      Represents aggregate minimum lease payments for our restaurant operations, automobiles and certain equipment, including amounts characterized as deemed landlord financing payments in accordance with accounting guidance.  (See Note 1 in Notes to Consolidated Financial Statements in Part IV, Item 15 of this report.)  Most of our leases also require contingent rent in addition to the minimum base rent based on a percentage of revenues ranging from 3% to 10% and require various expenses incidental to the use of the property.

(2)      Purchase obligations represent commitments for the purchase of goods and estimated construction commitments, net of agreed-upon up-front landlord construction contributions.  Amounts exclude agreements that are cancelable without significant penalty.

(3)      Represents liability for uncertain tax positions.  (See Note 14 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of income taxes.)

In addition to the items listed above, we are obligated to provide up to $42 million in combined growth capital to North Italia and Flower Child.  These contributions will result in an increased minority interest in the related concept.  The right, and obligation to provide growth capital and to acquire the remaining interest in either or both of these concepts in the next three to five years, assumes certain financial, legal and operational conditions are met.  (See “Liquidity and Capital Resources” of this report for further discussion.)

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

Leases

We currently lease all of our restaurant locations.  We evaluate each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes.  All of our restaurant leases are classified as operating leases.  Minimum base rent, which generally escalates over the term of the lease, is recorded on a straight-line basis over the lease term.  The initial lease term includes the build-out, or rent holiday, period for our leases, where no rent payments are typically due under the terms of the lease.  Contingent rent expense, which is based on a percentage of revenues, is recorded as incurred to the extent it exceeds minimum base rent per the lease agreement.

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

Self-Insurance Liabilities

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employee health benefits, employment practices and other insurable risks.  The accrued liabilities associated with our self-insured programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR”) as of the balance sheet date.  Our estimated liabilities are based on information provided by our insurance brokers and insurers, combined with our judgment regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices.  We maintain stop-loss coverage with third-party insurers to limit our individual claim exposure for many of our programs.  Significant judgment is required to estimate IBNR amounts, as parties have yet to assert such claims.  If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

Stock-Based Compensation

We apply the Black-Scholes valuation model in determining the fair value of stock option grants, which requires the use of assumptions, including the volatility of our common stock price and the length of time staff members will retain their vested stock options prior to exercise.  Additionally, we estimate the expected forfeiture rate related to stock options, restricted shares and restricted share units in determining the amount of stock-based compensation expense for each period.  For restricted share units with performance-based vesting conditions, we estimate the level of expected performance.  Significant judgment is required in determining the valuation factors and forfeiture rate estimates.  Changes in these assumptions or differences between our estimates and actual results could materially affect our results of operations.

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

Impact of Inflation

The impact of inflation on food costs, labor, and other supplies and services can adversely impact our financial results.  While we attempt to at least partially offset increases in the costs of key operating resources by gradually raising prices for our menu items and bakery products, and employing more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be effective in doing so.

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains forward-looking statements.  Actual results may differ materially from the following discussion based on general conditions in the commodity and financial markets.

We purchase food and other commodities for use in our operations, based on market prices established with our suppliers.  Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control.  Substantially all of our ingredients and supplies are available from multiple qualified suppliers, which helps mitigate our risk of commodity availability and obtain competitive prices.  We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as cream cheese, depending on market conditions and expected demand.  Historically, we were unable to contract directly for extended periods of time for certain of our commodities such as certain produce items, wild-caught fresh fish and certain dairy products.  During 2015, we began entering into longer-term fixed pricing agreements for additional dairy items, and we continue to evaluate the possibility of entering into similar arrangements for additional commodities.  We also periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing our risk and variability in these categories.  Although these vehicles and markets may be available to us, we may choose not to enter into contracts due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors.  Where we had not entered into long-term contracts, commodities can be subject to unforeseen supply and cost fluctuations, which at times may be significant.  Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be even more susceptible to price fluctuation than other products.  We may or may not have the ability to increase menu prices, or vary menu items, in response to food commodity price increases.  For fiscal years 2016 and 2015, a hypothetical increase of 1% in commodities costs would have a negative impact of $5.3 million and $5.0 million, respectively, on cost of sales.

We are exposed to market risk from interest rate changes on our funded debt.  This exposure relates to the component of the interest rate on our Facility that is indexed to market rates.  As of January 3, 2017 and December 29, 2015, we had no debt outstanding under our Facility.  Therefore, we had no exposure to interest rate fluctuations on funded debt at those dates.  (See Note 8 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our ESP, to the extent these investments are not equivalent to the related liability.  In addition, because changes in these investments are not taxable, the full impact of gains or losses directly affects net income.  Based on balances at January 3, 2017 and December 29, 2015, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes.  However, net income would have declined by $2.0 million at January 3, 2017 and $1.6 million at December 29, 2015.

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

ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 3, 2017.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 3, 2017 on the criteria in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 3, 2017.

The effectiveness of our internal control over financial reporting as of January 3, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 of this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter ended January 3, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information with respect to our executive officers is included in Part I, Item 1 of this report.  Other information required by this item is hereby incorporated by reference from the sections entitled “Election of Directors,” “Board of Directors and Corporate Governance,” “Designation of Audit Committee Financial Experts,” “Committees of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the annual meeting of stockholders to be held on June 8, 2017 (the “Proxy Statement”).

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

		The consolidated financial statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 44 of this report.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Cheesecake Factory Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of The Cheesecake Factory Incorporated and its subsidiaries at January 3, 2017 and December 29, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Los Angeles, California

March 2, 2017

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 3, 2017	December 29, 2015
ASSETS
Current assets:
Cash and cash equivalents	$53,839	$43,854
Accounts receivable	15,632	14,159
Income tax receivable	—	18,739
Other receivables	64,592	72,658
Inventories	34,926	34,010
Prepaid expenses	52,438	41,976

Total current assets	221,427	225,396

Property and equipment, net	910,134	892,191

Other assets:
Intangible assets, net	23,054	21,972
Prepaid rent	42,162	46,881
Other	96,542	46,906

Total other assets	161,758	115,759

Total assets	$1,293,319	$1,233,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,564	$47,770
Income taxes payable	2,299	—
Gift card liability	153,629	144,143
Other accrued expenses	179,034	158,313

Total current liabilities	376,526	350,226

Deferred income taxes	82,401	82,524
Deferred rent	71,575	72,911
Deemed landlord financing liability	100,576	87,841
Other noncurrent liabilities	59,034	51,305
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 94,672,037 and 93,126,667 shares issued at January 3, 2017 and December 29, 2015, respectively	947	931
Additional paid-in capital	774,137	710,242
Retained earnings	1,238,012	1,140,788
Treasury stock 46,979,659 and 44,064,322 shares at cost at January 3, 2017 and December 29, 2015, respectively	(1,409,889)	(1,263,422)

Total stockholders’ equity	603,207	588,539

Total liabilities and stockholders’ equity	$1,293,319	$1,233,346

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Fiscal Year
	2016	2015	2014
Revenues	$2,275,719	$2,100,609	$1,976,624
Costs and expenses:
Cost of sales	526,628	504,031	490,306
Labor expenses	759,998	684,818	646,102
Other operating costs and expenses	540,365	500,640	478,504
General and administrative expenses	146,042	137,402	119,094
Depreciation and amortization expenses	88,010	85,563	82,835
Impairment of assets and lease terminations	114	6,011	696
Preopening costs	13,569	16,898	14,356
Total costs and expenses	2,074,726	1,935,363	1,831,893
Income from operations	200,993	165,246	144,731
Interest and other expense, net	(9,225)	(5,894)	(6,187)
Income before income taxes	191,768	159,352	138,544
Income tax provision	52,274	42,829	37,268
Net income	$139,494	$116,523	$101,276

Net income per share:
Basic	$2.91	$2.39	$2.04
Diluted	$2.83	$2.30	$1.96

Weighted average shares outstanding:
Basic	47,981	48,833	49,567
Diluted	49,372	50,605	51,584

Cash dividends declared per common share	$0.88	$0.73	$0.61

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance, December 31, 2013	90,632	$906	$602,469	$989,451	$(1,015,473)	$577,353
Net income	—	—	—	101,276	—	101,276
Cash dividends declared	—	—	—	(30,516)	—	(30,516)
Tax impact of stock options exercised, net of cancellations	—	—	8,906	—	—	8,906
Stock-based compensation	—	—	17,033	—	—	17,033
Common stock issued under stock-based compensation plans	1,158	12	22,929	—	—	22,941
Treasury stock purchases	—	—	2,696	—	(143,179)	(140,483)
Balance, December 30, 2014	91,790	918	654,033	1,060,211	(1,158,652)	556,510
Net income	—	—	—	116,523	—	116,523
Cash dividends declared	—	—	—	(35,946)	—	(35,946)
Tax impact of stock options exercised, net of cancellations	—	—	12,501	—	—	12,501
Stock-based compensation	—	—	20,325	—	—	20,325
Common stock issued under stock-based compensation plans	1,337	13	27,984	—	—	27,997
Treasury stock purchases	—	—	(4,601)	—	(104,770)	(109,371)
Balance, December 29, 2015	93,127	931	710,242	1,140,788	(1,263,422)	588,539
Net income	—	—	—	139,494	—	139,494
Cash dividends declared	—	—	—	(42,270)	—	(42,270)
Tax impact of stock options exercised, net of cancellations	—	—	13,722	—	—	13,722
Stock-based compensation	—	—	21,811	—	—	21,811
Common stock issued under stock-based compensation plans	1,545	16	28,362	—	—	28,378
Treasury stock purchases	—	—	—	—	(146,467)	(146,467)
Balance, January 3, 2017	94,672	$947	$774,137	$1,238,012	$(1,409,889)	$603,207

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2016	2015	2014
Cash flows from operating activities:
Net income	$139,494	$116,523	$101,276
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	88,010	85,563	82,835
Deferred income taxes	(1,005)	1,184	204
Impairment of assets and lease terminations	114	6,011	245
Stock-based compensation	21,473	20,053	16,817
Tax impact of stock options exercised, net of cancellations	13,722	12,501	8,906
Excess tax benefit related to stock options exercised	(13,861)	(12,309)	(8,861)
Other	3,592	2,615	2,059
Changes in assets and liabilities:
Accounts receivable	(1,473)	1,011	(5,079)
Other receivables	8,066	(10,331)	(6,867)
Inventories	(916)	(755)	2,223
Prepaid expenses	(10,462)	(3,743)	4,362
Other assets	(2,818)	(5,799)	(3,645)
Accounts payable	752	(12,931)	(18,180)
Income taxes receivable/payable	21,837	(1,356)	(12,854)
Other accrued expenses	35,995	37,186	39,848
Cash provided by operating activities	302,520	235,423	239,649

Cash flows from investing activities:
Additions to property and equipment	(115,821)	(153,941)	(113,982)
Additions to intangible assets	(1,640)	(1,760)	(1,879)
Investments in unconsolidated affiliates	(42,000)	—	—
Cash used in investing activities	(159,461)	(155,701)	(115,861)

Cash flows from financing activities:
Deemed landlord financing proceeds	17,246	14,266	14,143
Deemed landlord financing payments	(3,721)	(3,118)	(2,650)
Borrowings on credit facility	35,000	60,000	25,000
Repayments on credit facility	(35,000)	(60,000)	(25,000)
Proceeds from exercise of stock options	28,378	27,997	22,940
Excess tax benefit related to stock options exercised	13,861	12,309	8,861
Cash dividends paid	(42,371)	(35,969)	(30,332)
Treasury stock purchases	(146,467)	(109,371)	(140,483)
Cash used in financing activities	(133,074)	(93,886)	(127,521)

Net change in cash and cash equivalents	9,985	(14,164)	(3,733)
Cash and cash equivalents at beginning of period	43,854	58,018	61,751
Cash and cash equivalents at end of period	$53,839	$43,854	$58,018

Supplemental disclosures:
Interest paid	$6,038	$6,057	$5,430
Income taxes paid	$17,932	$30,410	$41,074
Construction payable	$6,541	$13,500	$10,124

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Description of Business

As of March 2, 2017, The Cheesecake Factory Incorporated operated 208 Company-owned upscale casual dining restaurants under The Cheesecake Factory ®, Grand Lux Cafe ® and Rock Sugar Pan Asian Kitchen ® marks.  Internationally, 15 The Cheesecake Factory branded restaurants operated in the Middle East, China and Mexico under licensing agreements.  We also operated two bakery production facilities that produce desserts for our restaurants, international licensees and third-party bakery customers.  We are selectively pursuing other means to leverage our competitive strengths, including developing, investing in or acquiring new restaurant concepts and expanding The Cheesecake Factory brand to other retail opportunities.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and its wholly owned subsidiaries (referred to herein as the “Company,” “we,” “us” and “our”) prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  All intercompany accounts and transactions for the periods presented have been eliminated in consolidation.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes.  Fiscal years 2015 and 2014 each consisted of 52 weeks, while fiscal 2016 consisted of 53 weeks.  Fiscal year 2017 will consist of 52 weeks.

In fiscal 2016, we separately disclosed our gift card liability on the consolidated balance sheet.  To conform to the current year presentation, we reclassified the prior year balance that was previously combined in other accrued expenses.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions for the reporting periods covered by the financial statements.  These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities.  Actual results could differ from these estimates.

Cash and Cash Equivalents

Amounts receivable from credit card processors, totaling $12.2 million and $10.3 million at January 3, 2017 and December 29, 2015, respectively, are considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.  Checks issued, but not yet presented for payment to our bank, are reflected as a reduction of cash and cash equivalents.

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

We consider the concentration of credit risk for accounts receivable to be minimal due to the payment histories and general financial condition of our larger bakery customers.  Concentration of credit risk related to other receivables is limited as this balance is comprised primarily of amounts due from our gift card resellers, insurance providers and landlords for the reimbursement of tenant improvements.

Fair Value of Financial Instruments

For cash and cash equivalents, the carrying amount approximates fair value because of the short maturity of these instruments.  The fair value of deemed landlord financing liabilities is determined using current applicable rates for similar instruments as of the balance sheet date in accordance with Level 2 of a three-level hierarchy established by accounting standards.  Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities.  At January 3, 2017, the fair value of our deemed landlord financing liabilities is $102.2 million versus a carrying value of $104.9 million.

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

Buildings and land improvements	25 to 30 years
Leasehold improvements	10 to 30 years
Furnishings, fixtures and equipment	3 to 15 years
Computer software and equipment	5 years

Gains and losses related to property and equipment disposals are recorded in interest and other expenses, net.

Indefinite-Lived Assets

Our trademarks and transferable alcoholic beverage licenses have indefinite lives and, therefore, are not subject to amortization.  At January 3, 2017 and December 29, 2015, the amounts included in intangibles, net for these items were $14.6 million and $13.8 million, respectively.  We test these assets for impairment at least annually by comparing the fair value of each asset with its carrying amount.

Impairment of Long-Lived Assets and Lease Terminations

We assess the potential impairment of our long-lived assets whenever events or changes in circumstances indicate the carrying value of the assets or asset group may not be recoverable.  Factors considered include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner in which an asset is being used, an expectation that an asset will be disposed of significantly before the end of its previously estimated useful life and significant negative industry or economic trends.  We regularly review restaurants that are cash flow negative for the previous four quarters and those that are being considered for closure or relocation to determine if impairment testing is warranted.  At any given time, we may be monitoring a small number of locations, and future impairment charges could be required if individual restaurant performance does not improve or we make the decision to close or relocate a restaurant.

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

During fiscal 2016, we incurred $0.1 million of accelerated depreciation expense related to the planned relocation of one The Cheesecake Factory restaurant and we expect to incur an additional $1.2 million of accelerated depreciation and impairment expense related to this relocation in fiscal 2017.  During fiscal 2015, we incurred $6.0 million of impairment expense against the carrying value of our Rock Sugar Pan Asian Kitchen restaurant assets.  In fiscal 2014, we incurred $0.7 million of accelerated depreciation, future rent and other closing costs related to the relocation of one The Cheesecake Factory restaurant.  These amounts were recorded in impairment of assets and lease terminations.

Investments in Unconsolidated Affiliates

During the fourth quarter of fiscal 2016, we made initial minority equity investments in two restaurant concepts, North Italia and Flower Child.  Since we hold a number of rights with regard to participation in policy-making processes, but do not control these entities, we account for these investments under the equity method.  We recognize our proportionate share of the reported earnings or losses of these entities in interest and other expense, net on the consolidated statements of income and as an adjustment to other assets on the consolidated balance sheets.

Revenue Recognition

Our revenues consist of sales from our restaurant operations, sales from our bakery operations to our licensees and other third-party customers and royalties on our licensees’ restaurant sales.  Revenues from restaurant sales are recognized when payment is tendered at the point of sale.  Revenues from bakery sales are recognized upon transfer of title and risk to customers.  Royalties from international licensees are accrued as revenues when earned.  Revenues are presented net of sales taxes.  Sales tax collected is included in other accrued expenses until the taxes are remitted to the appropriate taxing authorities.

We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants.  Based on our historical redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.”  Breakage is recognized over a three-year period in proportion to historical redemption trends and is classified as revenues in our consolidated statements of income.  We recognized $7.6 million, $6.6 million and $5.4 million of gift card breakage in fiscal years 2016, 2015 and 2014, respectively.  Incremental direct costs related to gift card sales, including commissions and credit card fees, are deferred and recognized in earnings in the same pattern as the related gift card revenue.

Certain of our promotional programs include multiple element arrangements that incorporate both delivered and undelivered components.  We allocate revenue using the relative selling price of each deliverable and recognize it upon delivery of each component.

Leases

We currently lease all of our restaurant locations.  We evaluate each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes.  All of our restaurant leases are classified as operating leases.  Minimum base rent, which generally escalates over the term of the lease, is recorded on a straight-line basis over the lease term.  The initial lease term includes the build-out, or rent holiday, period for our leases, where no rent payments are typically due under the terms of the lease. Contingent rent expense, which is based on a percentage of revenues, is recorded as incurred to the extent it exceeds minimum base rent per the lease agreement.

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

Stock-Based Compensation

We maintain stock-based incentive plans under which equity awards may be granted to employees and consultants.  We account for the awards based on fair value measurement guidance and amortize to expense over the vesting period using a straight-line or graded-vesting schedule, as applicable.  We reclassify the excess tax benefit resulting from the exercise of stock options out of cash flows from operating activities and into cash flows from financing activities on the consolidated statements of cash flows.  See Note 12 for further discussion of our stock-based compensation.

Advertising Costs

We expense advertising production costs at the time the advertising first takes place.  All other advertising costs are expensed as incurred.  Most of our advertising costs are included in other operating costs and expenses and were $7.4 million, $5.0 million and $6.2 million in fiscal 2016, 2015 and 2014, respectively.

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

We account for uncertain tax positions under Financial Accounting Standards Board (“FASB”) guidance, which requires that a position taken or expected to be taken in a tax return be recognized (or derecognized) in the financial statements when it is more likely than not (i.e., a likelihood of more than 50%) that the position would be sustained on its technical merits upon examination by tax authorities, taking into account available administrative remedies and litigation.  A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution.  We recognize interest related to uncertain tax positions in income tax expense.  Penalties related to uncertain tax positions are recorded in general and administrative expenses.

Net Income per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  At January 3, 2017, December 29, 2015 and December 30, 2014, 1.9 million, 1.9 million and 1.8 million shares, respectively, of restricted stock issued to employees were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal years ended on those dates.  Diluted net income per share includes the dilutive effect of outstanding equity awards, calculated using the treasury stock method.  Assumed proceeds from the in-the-money options include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by FASB Accounting Standards Codification 718, “Compensation — Stock Option Compensation.”

	Fiscal Year
	2016	2015	2014
	(In thousands, except per share data)

Net income	$139,494	$116,523	$101,276

Basic weighted average shares outstanding	47,981	48,833	49,567
Dilutive effect of equity awards	1,391	1,772	2,017

Diluted weighted average shares outstanding	49,372	50,605	51,584

Basic net income per share	$2.91	$2.39	$2.04

Diluted net income per share	$2.83	$2.30	$1.96

Shares of common stock equivalents of 1.4 million, 1.3 million and 1.0 million for fiscal 2016, 2015 and 2014, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investment by and distribution to owners.  For fiscal years 2016, 2015 and 2014, our comprehensive income consisted solely of net income.

Recent Accounting Pronouncements

In March 2016, the FASB issued guidance affecting all entities that issue share-based payment awards to their employees.  This update covers such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows.  This guidance is effective for annual and interim periods beginning after December 15, 2016.  Although early adoption is permitted, we will adopt these provisions prospectively in the first quarter of fiscal 2017.  These changes will impact our tax provision, cash flows from operating activities and cash flows from financing activities.  We will continue to estimate forfeitures each period, so there will be no change associated with forfeitures.  Excess tax benefits and deficiencies are heavily impacted by factors outside of our control such as the number of stock options exercised and the market price of our stock.  For purposes of our Fiscal 2017 Outlook in Part II, Item 7 of this report, we estimated the implementation of this guidance to reduce our annual effective tax rate by a range of 3% to 4%.

In February 2016, the FASB issued guidance that requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset.  The standard also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases.  This update is effective for annual and interim periods beginning after December 15, 2018 and requires a modified retrospective approach.  Although early adoption is permitted, we will adopt these provisions in the first quarter of fiscal 2019.  This guidance will have a material effect on our consolidated financial statements.

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

In April 2015, the FASB issued guidance regarding a customer’s accounting for fees paid in a cloud computing arrangement.  If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses.  If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  This guidance was effective for fiscal years beginning after December 15, 2015, with early adoption permitted.  Our adoption of this guidance in the first quarter of fiscal 2016 had no impact on our consolidated financial statements.

In April 2015, the FASB issued updated guidance intended to simplify, and provide consistency to, the presentation of debt issuance costs.  The new standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts.  In August 2015, the FASB provided additional guidance for presentation of debt issuance costs related to line-of-credit arrangements.  The updated guidance was effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  Our adoption of this guidance in the first quarter of fiscal 2016 had no impact on our consolidated financial statements.

In February 2015, the FASB issued updated guidance that changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities.  The updated guidance was effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  Our adoption of this guidance in the first quarter of fiscal 2016 had no impact on our consolidated financial statements.

In June 2014, the FASB issued updated guidance intended to eliminate the diversity in practice regarding share-based payment awards that include terms which provide for a performance target that affects vesting being achieved after the requisite service period.  The new standard requires that a performance target which affects vesting and could be achieved after the requisite service period be treated as a performance condition that affects vesting and should not be reflected in estimating the grant-date fair value.  The updated guidance was effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  Our adoption of this guidance in the first quarter of fiscal 2016 had no impact on our consolidated financial statements.

In May 2014, the FASB issued accounting guidance that provides a comprehensive new revenue recognition model that supersedes most of the existing revenue recognition requirements and require entities to recognize revenue at an amount that reflects the consideration to which a company expects to be entitled in exchange for transferring goods or services to a customer.  In August 2015, the FASB deferred the effective date of this standard by one year with early adoption permitted no earlier than the original effective date.  The guidance is now effective for us beginning in the first quarter of fiscal 2018.  In March and April 2016, the FASB provided additional guidance related to implementation.  This standard is not expected to have a material impact on our consolidated financial statements.

2.     Other Receivables

Other receivables consisted of (in thousands):

	January 3, 2017	December 29, 2015

Gift card resellers	$42,719	$40,245
Insurance providers	6,458	7,225
Landlord construction contributions	4,807	13,619
Other	10,608	11,569
Total	$64,592	$72,658

3.     Inventories

Inventories consisted of (in thousands):

	January 3, 2017	December 29, 2015

Restaurant food and supplies	$16,555	$16,127
Bakery finished goods and work in progress	12,121	12,104
Bakery raw materials and supplies	6,250	5,779
Total	$34,926	$34,010

4.     Prepaid Expenses

Prepaid expenses consisted of (in thousands):

	January 3, 2017	December 29, 2015

Gift card costs	$23,786	$23,362
Rent	16,072	5,236
Other	12,580	13,378
Total	$52,438	$41,976

5.     Property and Equipment

Property and equipment consisted of (in thousands):

	January 3, 2017	December 29, 2015

Land and related improvements	$15,852	$15,852
Buildings	37,607	20,610
Leasehold improvements	1,187,178	1,126,529
Furnishings, fixtures and equipment	428,652	387,779
Computer software and equipment	49,490	49,917
Restaurant smallwares	29,275	47,363
Construction in progress	20,836	28,732

Property and equipment, total	1,768,890	1,676,782
Less: Accumulated depreciation	(858,756)	(784,591)
Property and equipment, net	$910,134	$892,191

Depreciation expenses related to property and equipment for fiscal 2016, 2015 and 2014 were $88.0 million, $85.6 million and $82.4 million, respectively.  Repair and maintenance expenses for fiscal 2016, 2015 and 2014 were $50.1 million, $44.9 million and $42.7 million, respectively.  Net expense on property and equipment disposals of $3.6 million, $2.1 million and $2.0 million in fiscal 2016, 2015 and 2014, respectively, is recorded in interest and other expense, net in our consolidated statements of income.

6.     Other Assets

Other assets consisted of (in thousands):

	January 3, 2017	December 29, 2015

Executive Savings Plan assets trust	$49,025	$41,463
Investments in unconsolidated affiliates	42,000	—
Deposits	5,517	5,443
Total	$96,542	$46,906

7.     Other Accrued Expenses

Other accrued expenses consisted of (in thousands):

	January 3, 2017	December 29, 2015

Self-insurance	$64,135	$60,033
Salaries and wages	39,401	31,570
Employee benefits	20,607	19,980
Payroll and sales taxes	20,197	14,633
Other	34,694	32,097
Total	$179,034	$158,313

8.     Long-Term Debt

On November 10, 2016, we entered into a loan agreement (“Facility”) which amended and restated in its entirety our prior loan agreement dated October 16, 2013.  This Facility, which matures on December 22, 2020, provides us with revolving loan commitments totaling $200 million, of which $50 million may be used for issuances of letters of credit.  Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs.  The Facility contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the lenders electing to increase their commitments or by means of the addition of new lenders.  Our obligations under the Facility are unsecured.  Certain of our material subsidiaries have guaranteed our obligations under the Facility.  We borrowed on these credit facilities during fiscal 2016 to fund a portion of our investment in North Italia and Flower Child and our stock repurchases. We borrowed on these credit facilities during fiscal 2015 to fund a portion of our stock repurchases.  Balances were repaid within each fiscal year.  At January 3, 2017, we had net availability for borrowings of $178 million, based on a zero outstanding debt balance and $22.0 million in standby letters of credit.

We are subject to certain financial covenants under the Facility requiring us to maintain (i) a maximum “Net Adjusted Leverage Ratio” of 4.0, comprised of debt plus eight times rent minus unrestricted cash and cash equivalents in excess of $25 million divided by “EBITDAR” (trailing 12-month earnings before interest, taxes, depreciation, amortization, noncash stock option expense, rent and permitted acquisition costs) and (ii) a trailing 12-month minimum EBITDAR to interest and rental expense ratio (“EBITDAR Ratio”) of 1.9.  Our Net Adjusted Leverage and EBITDAR Ratios were 2.4 and 3.1, respectively, at January 3, 2017, and we were in compliance with the financial covenants in effect at that date.  The Facility also limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on the Net Adjusted Leverage Ratio.

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

We capitalized interest expense related to new restaurant openings and major remodels totaling $0.6 million, $1.6 million and $0.8 million in fiscal 2016, 2015 and 2014, respectively.

9.     Other Noncurrent Liabilities

Other noncurrent liabilities consisted of (in thousands):

	January 3, 2017	December 29, 2015

Executive Savings Plan	$49,232	$41,281
Other	9,802	10,024
Total	$59,034	$51,305

See Note 13 for further discussion of our Executive Savings Plan.

10.     Commitments and Contingencies

We currently lease all of our restaurant locations under operating leases, with remaining terms ranging from less than one year to 20 years, excluding unexercised renewal options.  Our restaurant leases typically include land and building shells, require contingent rent above the minimum base rent payments based on a percentage of revenues ranging from 3% to 10%, have escalating minimum rent requirements over the term of the lease and require various expenses incidental to the use of the property.  A majority of our leases provide for a reduced level of overall rent obligation should specified co-tenancy requirements not be satisfied.  Most leases have renewal options.  Many of our leases also provide early termination rights permitting us to terminate the lease prior to expiration in the event our revenues are below a stated level for a period of time, generally conditioned upon repayment of the unamortized allowances contributed by landlords to the build-out of the leased premises.  We also lease automobiles and certain equipment under operating lease agreements.  Rent expense is included in other operating costs and expenses in the consolidated statements of income.

As of January 3, 2017, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments are as follows (in thousands):

2017	$87,907
2018	88,418
2019	89,087
2020	86,742
2021	83,314
Thereafter	585,737
Total	$1,021,205

Rent expense on all operating leases was as follows (in thousands):

	Fiscal Year
	2016	2015	2014
Straight-lined minimum base rent	$80,276	$74,981	$71,828
Contingent rent	22,408	21,160	19,895
Common area maintenance and taxes	36,252	34,602	31,074
Total	$138,936	$130,743	$122,797

We enter into various obligations for the purchase of goods and for the construction of restaurants.  At January 3, 2017, these obligations approximated $142.1 million, $94.3 million of which is due in fiscal 2017.  In addition, we are obligated to provide up to $42 million in combined growth capital to North Italia and Flower Child. These contributions will result in an increased minority interest in the related concept. The right, and obligation to provide growth capital and to acquire the remaining interest in either or both of these concepts in the next three to five years, assumes certain financial, legal and operational conditions are met.

As credit guarantees to insurers, we have $22.0 million in standby letters of credit related to our self-insurance liabilities.  All standby letters of credit are renewable annually.

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employee health benefits, employment practices and other insurable risks.  The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR”) as of the balance sheet date.  Our estimated liabilities are not discounted and are based on information provided by our insurance brokers and insurers, combined with our judgment regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices.  We maintain stop-loss coverage with third-party insurers to limit our individual claim exposure for many of our programs.  Significant judgment is required to estimate IBNR amounts, as parties have yet to assert such claims.  If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.  At January 3, 2017, the total accrued liability for our self-insured plans was $64.1 million.

On April 11, 2013, a former restaurant hourly employee filed a class action lawsuit in the California Superior Court, Placer County, alleging that the Company violated the California Labor Code and California Business and Professions Code, by requiring employees to purchase uniforms for work (Sikora v. The Cheesecake Factory Restaurants, Inc., et al; Case No SCV0032820).  A similar lawsuit covering a different time period was also filed in Placer County (Reed v. The Cheesecake Factory Restaurants, Inc. et al; Case No. SCV27073).  By stipulation the parties agreed to transfer the Reed and Sikora cases to Los Angeles County.  Both cases were subsequently coordinated together in Los Angeles County by order of the Judicial Council.  On November 15, 2013, the Company filed a motion to enforce judgment and to preclude the prosecution of certain claims under the California Private Attorney General Act (“PAGA”) and California Business and Professions Code Section 17200.  On March 11, 2015, the court granted the Company’s motion in Case No. SCV0032820.  The parties participated in voluntary mediation on June 25, 2015 and have executed a memorandum of understanding with respect to the terms of settlement, which is subject to court approval and is intended to be a full and final resolution of the actions.  We expensed an immaterial amount for this settlement in the second quarter of fiscal 2015.  On January 29, 2016, the court granted the parties’ Motion for Preliminary Approval of Class Action Settlement for Case Nos. SCV0032820 and SCV27073.  On June 10, 2016, the court entered the order and judgment granting final approval of the class action settlement.   Final payments under the settlement agreement were made in September 2016 following the end of the claims period.

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

On November 10, 2015, a current restaurant hourly employee filed a class action lawsuit in the Marin County Superior Court alleging that the Company failed to provide complete and accurate wage statements as set forth in the California Labor Code.  On January 26, 2016, the plaintiff filed a First Amended Complaint.  The lawsuit seeks unspecified penalties under PAGA in addition to other monetary payments (Brown v. The Cheesecake Factory Restaurants, Inc.; Case No. CIV1504091).  On April 18, 2016, the court granted our motion to compel individual arbitration of plaintiff’s wage statement claim and stayed the PAGA claim until completion of the individual arbitration.  On June 28, 2016, we gave notice to the court that Case Nos. 30-2015-00775529 and BC603620 may be related.  On September 6, 2016, the parties engaged in settlement discussion and are negotiating the terms of a final settlement agreement.  On February 21, 2017, the court granted the parties’ motion for preliminary approval of class action settlement, and preliminarily enjoined the plaintiffs in Case Nos. 30-2015-00775529 and 37-2014-00040278 from prosecuting any claims released in Case No. CIV1504091.  The final settlement agreement will be subject to court approval and is intended to be a full and final resolution of Case No. CIV150491.  Based on the current status of this matter, we have reserved an immaterial amount in anticipation of settlement.

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

On December 13, 2016, the Internal Revenue Service (“IRS”) issued a Notice of Proposed Adjustment (“NPA”) in which the IRS proposed a disallowance of a total of $12.9 million of our §199 Domestic Production Activity Deductions for tax years 2010, 2011 and 2012.  On January 18, 2017, we responded to the NPA indicating we disagreed with the proposed adjustments, and we intend to request administrative review of the NPA by the IRS’s Appeals Division.  We intend to vigorously defend our position and, based on our analysis of the law, regulations and relevant facts, we believe our position will be sustained.  Based upon the current status of this matter, we have not reserved for any potential future payments.

On February 3, 2017, a class action lawsuit was filed in the United States District Court for the Southern District of Florida alleging that the Company violated the Fair and Accurate Credit Transaction Act by failing to properly censor consumer credit or debit card information.  (Muransky v. The Cheesecake Factory Incorporated, Case No. 0:17-cv-60229-JEM).  The lawsuit seeks unspecified penalties in addition to other monetary payments.  We intend to vigorously defend against this action.  Based upon the current status of this matter, we have not reserved for any potential future payments.

On February 3, 2017, five present and former restaurant hourly employees filed a class action lawsuit in the San Diego County Superior Court alleging that the Company violated the California Labor Code and California Business and Professions Code by failing to permit required meal and rest breaks and failing to provide accurate wage statements, among other claims.  (Abdelaziz v. The Cheesecake Factory Restaurants, Inc., et al; Case No 37-2016-00039775-CU-OE-CTL).  The lawsuit seeks unspecified penalties under PAGA in addition to other monetary payments on behalf of the plaintiffs and other purported class members.  We intend to vigorously defend this action.  Based on the current status of this matter, we have not reserved for any potential future payments.

On February 22, 2017, a group of present and former restaurant hourly employees filed a class action lawsuit in the San Diego County Superior Court alleging that the Company violated the California Labor Code and California Business and Professions Code by failing to pay overtime, furnish proper wage statements, and maintain accurate payroll records, among other claims. (Rodriguez v. The Cheesecake Factory Restaurants, Inc., et al; Case No 37-2017-00006571-CU-OE-CTL). The lawsuit seeks unspecified penalties under PAGA in addition to other monetary payments on behalf of the plaintiffs and other purported class members. We intend to vigorously defend this action. Based on the current status of this matter, we have not reserved for any potential future payments.

Within the ordinary course of our business, we are subject to private lawsuits, government audits, administrative proceedings and other claims.  These matters typically involve claims from customers, staff members and others related to operational and employment issues common to the foodservice industry.  A number of these claims may exist at any given time, and some of the claims may be pled as class actions.  From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks and other intellectual property, both domestically and abroad.  We could be affected by adverse publicity and litigation costs resulting from such allegations, regardless of whether they are valid or whether we are legally determined to be liable.  At this time, we believe that the final disposition of any pending lawsuits, audits, proceedings and claims will not have a material adverse effect individually or in the aggregate on our financial position, results of operations or liquidity.  It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, audits, proceedings or claims.  Legal costs related to such claims are expensed as incurred.

We have employment agreements with certain of our executive officers that provide for payments to those officers in the event of an actual or constructive termination of their employment, including in the event of a termination without cause, an acquirer failure to assume or continue equity awards following a change in control of the Company or, otherwise, in the event of death or disability as defined in those agreements.  Aggregate payments totaling approximately $2.2 million, excluding accrued potential bonuses of $3.1 million, which are subject to approval by the Compensation Committee, would have been required by those agreements had all such officers terminated their employment for reasons requiring such payments as of January 3, 2017.  In addition, the employment agreement with our Chief Executive Officer, specifies an annual founder’s retirement benefit of $650,000 for ten years, commencing six months after termination of his full time employment.

11.  Stockholders’ Equity

Cash dividends of $0.88, $0.73 and $0.61 were declared during fiscal 2016, 2015 and 2014, respectively.  Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of our Facility and such other factors that the Board considers relevant.

On July 21, 2016, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 56.0 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 47.0 million shares at a total cost of $1,409.9 million through January 3, 2017.  During fiscal 2016, 2015 and 2014, we repurchased 2.9 million, 2.1 million and 3.1 million shares of our common stock at a cost of $146.5 million, $104.8 million and $143.2 million, respectively.  Repurchased common stock is reflected as a reduction of stockholders’ equity.  Our share repurchases have included repurchases under Rule 10b5-1 plans adopted from time to time by our Board in furtherance of its repurchase authorization.  Repurchases made during fiscal 2016 were made under a Rule 10b5-1 plan that was adopted by our Board on November 3, 2015 that was effective from January 4, 2016 through June 30, 2016 and a 10b5-1 Plan approved on April 21, 2016, which was effective from July 1, 2016 through December 30, 2016.  On October 20, 2016, our Board approved a 10b5-1 Plan, which is effective from January 3, 2017 through June 30, 2017.

Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us.  Purchases in the open market are made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 (the “Act”).  We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, including dividend payments and growth capital contributions to North Italia and Flower Child, a review of our capital structure and cost of capital, our share price and current market conditions.  The timing and number of shares repurchased are also subject to legal constraints and financial covenants under our Facility that limit share repurchases based on a defined ratio.  (See Note 8 for further discussion of our long-term debt.)  Our objectives with regard to share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.

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

12.  Stock-Based Compensation

We maintain stock-based incentive plans under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units may be granted to employees and consultants.  Our current practice is to issue new shares, rather than treasury shares, upon stock option exercises and for restricted share grants.  To date, we have only granted non-qualified stock options, restricted shares and restricted share units of common stock under these plans.  Non-employee directors have received only non-qualified stock options under a non-employee director equity plan, which expired in May 2007.  Currently, we do not have a plan under which non-employee directors may be granted stock options or other equity interests in the Company.

On April 2, 2015, our Board approved an amendment to our 2010 Stock Incentive Plan to increase the number of shares of common stock available for grant under the plan to 9.2 million shares from 6.8 million shares.  This amendment was approved by our stockholders at our annual meeting held on May 28, 2015.  This is our only active stock-based incentive plan, and approximately 1.5 million of these shares were available for grant as of January 3, 2017.

Stock options generally vest at 20% per year and expire eight to ten years from the date of grant.  Restricted shares and restricted share units generally vest between three to five years from the date of grant and require that the staff member remains employed in good standing with the Company as of the vesting date.  Certain restricted share units granted to executive officers contain performance-based vesting conditions.  Performance goals are determined by the Board of Directors.  The quantity of units that will vest ranges from 0% to 125% based on the level of achievement of the performance conditions.  Equity awards for certain executive officers may vest earlier in the event of a change of control in which the acquirer fails to assume or continue such awards, as defined in the plan, or under certain circumstances described in such executive officers’ respective employment agreements.

Since restricted shares and restricted share units provide strong retention power through economic value to our staff members even when our stock price remains flat or declines, and they also reduce our total share usage, we have generally increased the proportion of restricted shares and restricted share units versus stock option grants over the past several years.  Compensation expense is recognized only for those options, restricted shares and restricted share units expected to vest, with forfeitures estimated based on our historical experience and future expectations.

The following table presents information related to stock-based compensation, net of forfeitures (in thousands):

	Fiscal Year
	2016	2015	2014

Labor expenses	$6,023	$5,748	$5,245
Other operating costs and expenses	251	268	216
General and administrative expenses	15,199	14,037	11,356
Total stock-based compensation	21,473	20,053	16,817
Income tax benefit	8,213	7,670	6,433
Total stock-based compensation, net of taxes	$13,260	$12,383	$10,384

Capitalized stock-based compensation (1)	$338	$272	$216

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

Stock Options

The weighted average fair value at the grant date for options issued during fiscal 2016, 2015 and 2014 was $12.10, $14.17 and $15.48 per option, respectively.  The fair value of options was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for fiscal 2016, 2015 and 2014, respectively: (a) an expected option term of 6.8 years, 6.6 years and 6.5 years, (b) expected stock price volatility of 26.3%, 31.3% and 32.9%, (c) a risk-free interest rate of 1.6%, 1.9% and 2.2%, and (d) a dividend yield on our stock of 1.6%, 1.4% and 1.2%.

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

Stock option activity during fiscal 2016 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at beginning of year	3,066	$30.00	3.6	$52,416
Granted	225	$50.26
Exercised	(1,304)	$21.76
Forfeited or cancelled	(32)	$40.86
Outstanding at end of year	1,955	$37.65	4.0	$42,592

Exercisable at end of year	1,064	$31.69	2.8	$29,505

(1)  Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal year end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal year end date.

The total intrinsic value of options exercised during fiscal 2016, 2015 and 2014 was $40.4 million, $37.0 million and $28.2 million, respectively.  As of January 3, 2017, total unrecognized stock-based compensation expense related to unvested stock options was $8.0 million, which we expect to recognize over a weighted average period of approximately 2.6 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during fiscal 2016 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)	(Per share)
Outstanding at beginning of year	1,891	$41.31
Granted	458	$50.89
Vested	(368)	$33.07
Forfeited	(120)	$43.40
Outstanding at end of year	1,861	$45.11

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted average fair value for restricted shares and restricted share units issued during fiscal 2016, 2015 and 2014 was $50.89, $49.70 and $47.16, respectively.  The fair value of shares that vested during fiscal 2016, 2015 and 2014 was $12.2 million, $7.5 million and $4.5 million, respectively.  As of January 3, 2017, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $40.5 million, which we expect to recognize over a weighted average period of approximately 2.6 years.

13.  Employee Benefit Plans

We have a defined contribution benefit plan in accordance with section 401(k) of the Internal Revenue Code (“401(k) Plan”) that is open to our staff members who meet certain compensation and eligibility requirements.  Participation in the 401(k) Plan is currently open to staff members from our three restaurant concepts, our bakery facilities and our corporate offices.  The 401(k) Plan allows participating staff members to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options.  Our executive officers and a select group of management and/or highly compensated staff members are not eligible to participate in the 401(k) Plan.  We currently match in cash a certain percentage of the employee contributions to the 401(k) Plan and also pay a portion of the administrative costs.  Expense recognized in fiscal 2016, 2015 and 2014 was $0.9 million, $0.7 million and $0.6 million, respectively.

We have also established The Cheesecake Factory Incorporated Executive Savings Plan (“ESP”), a non-qualified deferred compensation plan for our executive officers and a select group of management and/or highly compensated staff members as defined in the plan document.  The ESP allows participating staff members to defer the receipt of a portion of their base compensation and up to 100% of their eligible bonuses.  Non-employee directors may also participate in the ESP and defer the receipt of their earned director fees.  We currently match in cash a certain percentage of the base compensation and bonus deferred by participating staff members and also pay for the ESP administrative costs.  We do not match any contributions made by non-employee directors.  Expense recognized in fiscal 2016, 2015 and 2014 was $1.0 million, $0.9 million and $0.8 million, respectively.

ESP deferrals and matching funds are deposited into a rabbi trust, and are generally invested in individual variable life insurance contracts owned by us that are specifically designed to informally fund savings plans of this nature. These contracts are recorded at their cash surrender value as determined by the insurance carrier. The measurement of these contracts is considered a Level 2 measurement within the fair value hierarchy. Our consolidated balance sheets reflect our investment in variable life insurance contracts in other assets and our obligation to participants in the ESP in other noncurrent liabilities.  All income and expenses related to the rabbi trust are reflected in our consolidated statements of income.

We maintain self-insured medical and dental benefit plans for our staff members and utilize stop-loss coverage to limit our financial exposure from any individual claim.  The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us as of the balance sheet date.  The accrued liability for our self-insured benefit plans, which is included in other accrued expenses was $7.8 million and $7.3 million as of January 3, 2017 and December 29, 2015, respectively.  See Note 1 for further discussion of accounting for our self-insurance liabilities.

14.  Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year
	2016	2015	2014

Income before income taxes	$191,768	$159,352	$138,544
Income tax provision/(benefit):
Current:
Federal	$42,665	$32,765	$28,687
State	10,614	8,880	8,377
Total current	53,279	41,645	37,064
Deferred:
Federal	(564)	2,659	480
State	(441)	(1,475)	(276)
Total deferred	(1,005)	1,184	204
Total provision	$52,274	$42,829	$37,268

The following reconciles the U.S. federal statutory rate to the effective tax rate:

	Fiscal Year
	2016	2015	2014

U.S. federal statutory rate	35.0%	35.0%	35.0%

State and district income taxes, net of federal benefit	3.5	3.0	3.8
FICA tip credit	(7.0)	(8.0)	(8.4)
Other credits and incentives	(1.3)	(1.0)	(0.7)
Manufacturing deduction	(2.5)	(2.8)	(2.9)
Deferred compensation	(0.5)	0.3	(0.4)
Other	0.1	0.4	0.5
Effective tax rate	27.3%	26.9%	26.9%

Following are the temporary differences that created our deferred tax assets and liabilities (in thousands):

	January 3, 2017	December 29, 2015
Deferred tax assets:
Employee benefits	$32,258	$28,856
Insurance reserves	20,932	19,399
Accrued rent	20,583	21,504
Stock-based compensation	15,384	16,100
Deferred income	14,409	11,406
Tax credit carryforwards	2,247	2,694
Other	957	794
Subtotal	106,770	100,753
Less: Valuation allowance	(457)	(618)
Total	$106,313	$100,135

Deferred tax liabilities:
Property and equipment	$(166,183)	$(160,764)
Inventory	(10,339)	(10,154)
Prepaid expenses	(12,192)	(11,741)
Total	$(188,714)	$(182,659)

Net deferred tax liability	$(82,401)	$(82,524)

At January 3, 2017 and December 29, 2015, we had $3.5 million and $4.1 million, respectively, of state tax credit carryforwards, consisting of hiring and investment credits, which began to expire in 2013.  We assess the available evidence to estimate if sufficient future taxable income will be generated to use these carryforwards.  Based on this evaluation, we recorded a valuation allowance of $0.5 million and $0.6 million at January 3, 2017 and December 29, 2015, respectively, relating to the portion of these credits that we will likely not realize.  This assessment could change if estimates of future taxable income during the carryforward period are revised.  The earliest tax year still subject to examination by a significant taxing jurisdiction is 2010.

At January 3, 2017, we had a reserve of $0.8 million for uncertain tax positions.  If recognized, this amount would impact our effective income tax rate.  A reconciliation of the beginning and ending amount of our uncertain tax positions is as follows (in thousands):

	Fiscal Year
	2016	2015	2014

Balance at beginning of year	$1,067	$875	$802
Additions related to current period tax positions	139	192	233
Reductions related to settlements with taxing authorities and lapses of statutes of limitations	(377)	(0)	(160)
Balance at end of year	$829	$1,067	$875

None of the balance of uncertain tax positions at January 3, 2017 relates to tax positions for which it is reasonably possible that the total amount could decrease during the next twelve months based on the lapses of statutes of limitations.  At both January 3, 2017 and December 29, 2015, we had approximately $0.1 million of accrued interest and penalties related to uncertain tax positions.

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

16.  Segment Information

For decision-making purposes, our management reviews discrete financial information for The Cheesecake Factory, Grand Lux Cafe and Rock Sugar Pan Asian Kitchen restaurants, our bakery division and our international licensing operations.  Based on quantitative thresholds set forth in ASC 280, “Segment Reporting,” The Cheesecake Factory is our only business that meets the criteria of a reportable operating segment.  Grand Lux Cafe, Rock Sugar Pan Asian Kitchen, bakery and international licensing are combined in Other.  Unallocated corporate expenses, assets and capital expenditures are presented below as reconciling items to the amounts presented in the consolidated financial statements.

Segment information is presented below (in thousands):

	Fiscal Year
	2016	2015	2014
Revenues:
The Cheesecake Factory restaurants	$2,078,083	$1,913,758	$1,792,796
Other	197,636	186,851	183,828
Total	$2,275,719	$2,100,609	$1,976,624
Income/(loss) from operations:
The Cheesecake Factory restaurants (1)	$308,058	$275,686	$240,774
Other (2)	27,623	18,047	14,983
Corporate	(134,688)	(128,487)	(111,026)
Total	$200,993	$165,246	$144,731
Depreciation and amortization:
The Cheesecake Factory restaurants	$74,861	$71,821	$68,504
Other	8,469	9,690	10,337
Corporate	4,680	4,052	3,994
Total	$88,010	$85,563	$82,835
Capital expenditures:
The Cheesecake Factory restaurants	$99,817	$122,358	$104,525
Other	13,783	13,644	3,713
Corporate	2,221	17,939	5,744
Total	$115,821	$153,941	$113,982
Total assets:
The Cheesecake Factory restaurants	$950,372	$934,606	$861,697
Other	157,842	152,243	154,033
Corporate	185,105	146,497	145,646
Total	$1,293,319	$1,233,346	$1,161,376

(1) Fiscal year 2016 includes $0.1 million of accelerated depreciation expense related to the planned relocation of one The Cheesecake Factory restaurant.  Fiscal year 2014 includes $0.7 million of impairment and lease termination expenses related to the relocation of one The Cheesecake Factory restaurant.  These amounts were recorded in impairment of assets and lease terminations in the consolidated statements of income. (See Note 1 for further discussion of these charges.)

(2) Fiscal year 2015 includes $6.0 million of impairment expense related to our Rock Sugar Pan Asian Kitchen restaurant.  This amount was recorded in impairment of assets and lease terminations in the consolidated statements of income. (See Note 1 for further discussion of these charges.)

17.  Quarterly Financial Data (unaudited)

Summarized unaudited quarterly financial data for fiscal 2016 and 2015, is as follows (in thousands, except per share data):

Quarter Ended:	March 29, 2016	June 28, 2016	September 27, 2016	January 3, 2017
Revenues	$553,693	$558,862	$560,018	$603,146
Income from operations (1)	$48,594	$55,190	$50,063	$47,146
Net income	$33,954	$38,585	$34,574	$32,381
Basic net income per share (2)	$0.70	$0.80	$0.72	$0.68
Diluted net income per share (2)	$0.68	$0.78	$0.70	$0.66
Cash dividends declared per common share	$0.20	$0.20	$0.24	$0.24

Quarter Ended:	March 31, 2015	June 30, 2015	September 29, 2015	December 29, 2015
Revenues	$517,973	$529,107	$526,688	$526,841
Income from operations (1)	$41,054	$49,753	$35,644	$38,795
Net income	$28,423	$34,724	$26,176	$27,200
Basic net income per share (2)	$0.58	$0.72	$0.54	$0.56
Diluted net income per share (2)	$0.56	$0.69	$0.52	$0.54
Cash dividends declared per common share	$0.165	$0.165	$0.20	$0.20

(1)         Income from operations included $0.1 million of accelerated depreciation expense in the fourth quarter of fiscal 2016 related to the planned relocation of one The Cheesecake Factory restaurant and $6.0 million of impairment expense in the third quarter of fiscal 2015 related to our Rock Sugar Pan Asian Kitchen restaurant.  The impact to net income of these items was $0.1 million and $3.6 million, respectively.  (See Note 1 for further discussion of impairment of assets and lease terminations.)

(2)         Net income per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.

While seasonal fluctuations generally do not have a material impact on our quarterly results, the year-over-year comparison of our quarterly results can be significantly impacted by the number and timing of new restaurant openings and associated preopening costs, the calendar days of the week on which holidays occur, the impact from inclement weather and other climatic conditions, the additional week in a 53-week fiscal year and other variations in revenues and expenses.  As a result of these factors, our financial results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

18.     Subsequent Event

Dividends

On February 16, 2017, our Board approved a quarterly cash dividend of $0.24 per share to be paid on March 21, 2017 to the stockholders of record on March 8, 2017.

On February 16, 2017, our Board approved the adoption of a 10b-18 Plan, which will be effective from February 27, 2017 through March 3, 2017.

EXHIBIT INDEX

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

2.1	Form of Reorganization Agreement	Amend. No. 1 to Form S-1	33-479336	2.1	8/17/92

3.1	Restated Certificate of Incorporation including Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock	10-K	000-20574	3.1	2/23/11

3.2	Amended and Restated Bylaws as of May 20, 2009	8-K	000-20574	3.8	5/27/09

4.1	Rights Agreement dated as of August 4, 1998, between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	8-A	000-20574	1	8/18/98

4.2	Amendment No. 1 to Rights Agreement dated as of November 4, 2003, between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	Amend. No. 1 to Form 8-A	000-20574	2	11/13/03

4.3	Amendment No. 2 to Rights Agreement dated as of August 1, 2008, between The Cheesecake Factory Incorporated and Computershare Trust Company	Amend. No 2 to Form 8-A	000-25074	3	8/1/08

10.1	Employment Agreement effective June 30, 2009, between The Cheesecake Factory Incorporated and David M. Overton*	8-K	000-20574	10.1	7/20/09

10.2	First Amendment to Employment Agreement effective as of February 29, 2012, between The Cheesecake Factory Incorporated and David M. Overton*	8-K	000-20574	10.1	3/6/12

10.3	Second Amendment to Employment Agreement dated as of November 11, 2013, between The Cheesecake Factory Incorporated and David M. Overton*	8-K	000-20574	99.1	11/12/13

10.4	Third Amendment to Employment Agreement dated as of April 2, 2015, between The Cheesecake Factory Incorporated and David M. Overton.*	8-K	000-20574	99.1	4/2/15

10.5	Fourth Amendment to Employment Agreement dated as of February 11, 2016, between The Cheesecake Factory Incorporated and David M. Overton*	8-K	000-20574	99.2	2/16/16

10.5.1	Employment Agreement between The Cheesecake Factory Incorporated and David M. Overton effective as of April, 2017*	8-K	000-25074	99.2	2/22/16

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

10.6	Employment Agreement effective May 3, 2016, between The Cheesecake Factory Incorporated and David M. Gordon*	—	—	—	Filed herewith

10.7	Employment Agreement effective May 3, 2016, between The Cheesecake Factory Incorporated and W. Douglas Benn*	—	—	—	Filed herewith

10.8	Employment Agreement effective May 3, 2016, between The Cheesecake Factory Incorporated and Debby R. Zurzolo*	—	—	—	Filed herewith

10.9	Employment Agreement effective May 3, 2016, between The Cheesecake Factory Incorporated and Max Byfuglin*	—	—	—	Filed herewith

10.10	The Cheesecake Factory Incorporated 1997 Non-Employee Director Stock Option Plan (as amended)*	S-8	333-118757	99.3	9/2/04

10.11	Form of Nonqualified Stock Option Agreement under the Company’s 1997 Non-Employee Director Stock Option Plan*	10-Q	000-25074	99.1	10/26/04

10.12	Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan*	S-8	333-118757	99.1	9/2/04

10.13	First Amendment to Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan*	10-Q	000-25074	10.2	12/8/06

10.14	Second Amendment to Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan*	10-K	000-25074	10.10	2/22/07

10.15	Third Amendment to Amended and Restated Year 2000 Omnibus Performance Stock Incentive Plan*	8-K	000-25074	99.1	7/25/08

10.16	Amended and Restated 2001 Omnibus Stock Incentive Plan*	S-8	333-118757	99.2	9/2/04

10.17	First Amendment to Amended and Restated Year 2001 Omnibus Performance Stock Incentive Plan*	8-K	000-25074	99.2	7/25/08

10.18	Form of Notice of Grant of Stock Option and/or Restricted Share Award *	8-K	000-25074	99.1	1/5/07

10.19	Amended Form of Notice of Grant of Stock Option and/or Restricted Share Award*	10-K	000-25074	10.17	2/27/09

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

10.20	Amended and Restated The Cheesecake Factory Incorporated Executive Savings Plan*	—	—	—	Filed herewith

10.21	Form of Indemnification Agreement*	8-K	000-25074	99.1	12/14/07

10.22	Inducement Agreement dated as of July 27, 2005	8-K	000-25074	99.3	8/2/05

10.23	First Amendment to Inducement Agreement dated as of March 1, 2010	10-K	000-25074	10.36	2/23/11

10.24	Second Amendment to Inducement Agreement dated as of May 7, 2015	—	—	—	Filed herewith

10.25	2010 Stock Incentive Plan as amended April 7, 2011*	DEF 14A	000-20574	Appendix A	4/21/11

10.26	The Cheesecake Factory 2010 Stock Incentive Plan as amended effective as of February 27, 2013*	DEF 14A	000-20574	Appendix A	04/19/13

10.27	The Cheesecake Factory 2010 Stock Incentive Plan as amended April 3, 2014*	DEF 14A	000-20574	Appendix A	4/17/14

10.28	2010 Stock Incentive Plan as amended May 28, 2015*	DEF 14A	000-20574	Appendix A	4/17/15

10.29	Form of Grant Agreement for Executive Officers under 2010 Stock Incentive Plan*	10-Q	000-20574	10.1	11/4/10

10.30	Form of Grant Agreement for Executive Officers under the 2010 Stock Incentive Plan, for equity grants made after August 2, 2012*	10-Q	000-20574	10.1	8/10/12

10.31	Form of Grant Agreement for Executive Officers under the 2010 Stock Incentive Plan*	8-K	000-20574	99.1	3/7/14

10.32	Form of Notice of Grant and Stock Option Agreement*	8-K	000-20574	99.2	3/4/16

10.33	2015 Amended and Restated Annual Performance Incentive Plan, as amended and restated May 28, 2015*	DEF 14A	000-20574	Appendix B	4/17/15

10.34	Second Amended and Restated Loan Agreement with JPMorgan Chase Bank, National Association dated as of December 22, 2015	8-K	000-20574	99.1	12/24/15

10.35	Amendment No. 1 dated as of November 10, 2016 to Second Amended and Restated Loan Agreement dated as of December 22, 2015	8-K	000-20574	99.1	11/14/16

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

10.36	Joinder of Guaranty dated November 10, 2016 by TCF California Holding Company of Second Amended and Restated Loan Agreement dated as of December 22, 2015	8-K	000-20574	99.2	11/14/16

21.0	List of Subsidiaries	—	—	—	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer	—	—	—	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	—	—	—	Filed herewith

Exhibit 101	XBRL (Extensible Business Reporting Language) The following materials from The Cheesecake Factory Incorporated’s Annual Report on Form 10-K for the years ended January 3, 2017, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of stockholders’ equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.	—	—	—	Filed herewith

* Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of March 2017.

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

Name	Title	Date

/s/ DAVID OVERTON	Chairman of the Board and	March 2, 2017
David Overton	Chief Executive Officer
(Principal Executive Officer)

/s/ W. DOUGLAS BENN	Executive Vice President and	March 2, 2017
W. Douglas Benn	Chief Financial Officer
(Principal Financial Officer)

/s/ CHERYL M. SLOMANN	Senior Vice President, Controller and	March 2, 2017
Cheryl M. Slomann	Chief Accounting Officer
(Principal Accounting Officer)

/s/ EDIE A. AMES	Director	March 2, 2017
Edie A. Ames

/s/ ALEXANDER L. CAPPELLO	Director	March 2, 2017
Alexander L. Cappello

/s/ JEROME I. KRANSDORF	Director	March 2, 2017
Jerome I. Kransdorf

/s/ LAURENCE B. MINDEL	Director	March 2, 2017
Laurence B. Mindel

/s/ DAVID B. PITTAWAY	Director	March 2, 2017
David B. Pittaway

/s/ HERBERT SIMON	Director	March 2, 2017
Herbert Simon