Form 10-Q
period 2017-04-04
CHEESECAKE FACTORY INC
filed 2017-05-11
CIK 887596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 3, 2017, 47,963,946 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	April 4, 2017	January 3, 2017

ASSETS
Current assets:
Cash and cash equivalents	$65,666	$53,839
Accounts receivable	12,460	15,632
Other receivables	32,328	64,592
Inventories	38,541	34,926
Prepaid expenses	52,585	52,438
Total current assets	201,580	221,427
Property and equipment, net	910,581	910,134
Other assets:
Intangible assets, net	23,214	23,054
Prepaid rent	41,362	42,162
Other	100,091	96,542
Total other assets	164,667	161,758
Total assets	$1,276,828	$1,293,319
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,937	$41,564
Income taxes payable	5,463	2,299
Gift card liability	127,618	153,629
Other accrued expenses	155,081	179,034
Total current liabilities	323,099	376,526

Deferred income taxes	85,587	82,401
Deferred rent	70,857	71,575
Deemed landlord financing liability	107,541	100,576
Other noncurrent liabilities	62,209	59,034
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 95,043,540 and 94,672,037 issued at April 4, 2017 and January 3, 2017, respectively	951	947
Additional paid-in capital	784,172	774,137
Retained earnings	1,261,592	1,238,012
Treasury stock, 47,131,792 and 46,979,659 shares at cost at April 4, 2017 and January 3, 2017, respectively	(1,419,180)	(1,409,889)
Total stockholders’ equity	627,535	603,207
Total liabilities and stockholders’ equity	$1,276,828	$1,293,319

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended April 4, 2017	Thirteen Weeks Ended March 29, 2016

Revenues	$563,426	$553,693

Costs and expenses:
Cost of sales	129,139	130,773
Labor expenses	193,835	185,658
Other operating costs and expenses	135,650	129,557
General and administrative expenses	36,287	35,337
Depreciation and amortization expenses	23,196	21,464
Impairment of assets and lease terminations	786	—
Preopening costs	970	2,310
Total costs and expenses	519,863	505,099
Income from operations	43,563	48,594
Interest and other expense, net	(1,256)	(2,304)
Income before income taxes	42,307	46,290
Income tax provision	7,264	12,336
Net income	$35,043	$33,954

Net income per share:
Basic	$0.74	$0.70
Diluted	$0.71	$0.68

Weighted average shares outstanding:
Basic	47,634	48,518
Diluted	49,210	50,037

Cash dividends declared per common share	$0.24	$0.20

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance, January 3, 2017	94,672	$947	$774,137	$1,238,012	$(1,409,889)	$603,207
Net income	—	—	—	35,043	—	35,043
Cash dividends declared	—	—	—	(11,463)	—	(11,463)
Stock-based compensation	—	—	4,671	—	—	4,671
Common stock issued under stock-based compensation plans	372	4	5,364	—	—	5,368
Treasury stock purchases	—	—	—	—	(9,291)	(9,291)
Balance, April 4, 2017	95,044	$951	$784,172	$1,261,592	$(1,419,180)	$627,535

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended April 4, 2017	Thirteen Weeks Ended March 29, 2016

Cash flows from operating activities:
Net income	$35,043	$33,954
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	23,196	21,464
Deferred income taxes	3,186	3,161
Impairment of assets and lease terminations	786	—
Stock-based compensation	4,615	5,185
Tax impact of stock options exercised, net of cancellations	—	5,940
Other	—	834
Changes in assets and liabilities:
Accounts receivable	3,172	1,080
Other receivables	32,264	42,070
Inventories	(3,615)	(1,533)
Prepaid expenses	(147)	1,339
Other assets	(2,650)	(619)
Accounts payable	(3,560)	(509)
Income taxes receivable/payable	3,164	2,718
Other accrued expenses	(47,350)	(32,742)
Cash provided by operating activities	48,104	82,342
Cash flows from investing activities:
Additions to property and equipment	(19,223)	(22,441)
Additions to intangible assets	(302)	(620)
Investment in unconsolidated affiliates	(88)	—
Cash used in investing activities	(19,613)	(23,061)
Cash flows from financing activities:
Deemed landlord financing payments	(1,056)	(873)
Proceeds from exercise of stock options	5,368	11,645
Cash dividends paid	(11,685)	(9,939)
Treasury stock purchases	(9,291)	(50,046)
Cash used in financing activities	(16,664)	(49,213)
Net change in cash and cash equivalents	11,827	10,068
Cash and cash equivalents at beginning of period	53,839	43,854
Cash and cash equivalents at end of period	$65,666	$53,922

Supplemental disclosures:
Interest paid	$1,627	$1,483
Income taxes paid	$894	$909
Construction payable	$3,475	$4,601

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and its wholly owned subsidiaries (referred to herein collectively as the “Company,” “we,” “us” and “our”) prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  All intercompany accounts and transactions for the periods presented have been eliminated in consolidation.  The unaudited financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the financial condition, results of operations and cash flows for the period.  However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”).  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2017 filed with the SEC on March 2, 2017.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions for the reporting periods covered by the financial statements.  These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities.  Actual results could differ from these estimates.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes.  Fiscal year 2017 consists of 52 weeks and will end on January 2, 2018.  Fiscal 2016, which ended on January 3, 2017, was a 53-week year.

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

In the first quarter of fiscal 2017, we recorded $0.8 million of accelerated depreciation expense related to the planned relocation of one The Cheesecake Factory restaurant, and we expect to incur $0.4 million of accelerated depreciation and impairment expense related to this relocation in the second quarter of fiscal 2017.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance affecting all entities that issue share-based payment awards to their employees.  This update covers such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows.  This guidance is effective for annual and interim periods beginning after December 15, 2016.  We adopted these provisions prospectively in the first quarter of fiscal 2017.  This guidance requires the tax impact of stock options exercised and vested restricted stock to be recorded in the income tax provision instead of additional paid-in capital, which decreased our income tax provision by $3.9 million in the first quarter of fiscal 2017.  In addition, the excess tax benefit related to stock options exercised is no longer reclassified from cash flows from operating activities to cash flows from financing activities on the consolidated statements of cash flows.  In this filing, we adjusted the prior year consolidated statements of cash flows to conform to the current year presentation.  We will continue to estimate forfeitures each period, so there is no change associated with forfeitures.

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

In July 2015, the FASB issued guidance that requires inventory within the scope of the standard to be measured at the lower of cost or net realizable value.  Previous guidance required inventory to be measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin).  This guidance was effective for fiscal years beginning after December 15, 2016, with early adoption permitted.  Our adoption of this guidance in the first quarter of fiscal 2017 had an immaterial impact on our condensed consolidated financial statements.

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

2.  Inventories

Inventories consisted of (in thousands):

	April 4, 2017	January 3, 2017

Restaurant food and supplies	$16,278	$16,555
Bakery finished goods and work in progress	16,068	12,121
Bakery raw materials and supplies	6,195	6,250
Total	$38,541	$34,926

3.  Long-Term Debt

We maintain a $200 million unsecured revolving credit facility (“Facility”), $50 million of which may be used for issuances of letters of credit.  Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs.  The Facility, which matures on December 22, 2020, contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the participating lenders electing to increase their commitments or by means of the addition of new lenders.   Certain of our material subsidiaries guarantee our obligations under the Facility.  We did not borrow or repay any amounts under the Facility during the first quarter of fiscal 2017.  At April 4, 2017, we had net availability for borrowings of $178 million, based on a zero outstanding debt balance and $22.0 million in standby letters of credit.

We are subject to certain financial covenants under the Facility requiring us to maintain (i) a maximum “Net Adjusted Leverage Ratio” of 4.0 and (ii) a minimum EBITDAR to interest and rental expense ratio (“EBITDAR Ratio”) of 1.9, with each of the capitalized terms in this note 3 as defined in the Facility.  The Facility also sets forth negative covenants that restrict indebtedness, liens, investments, sales of assets, fundamental changes and other matters, including limits on cash distributions with respect to our equity interests, such as cash dividends and share repurchases.  Our Net Adjusted Leverage and EBITDAR Ratios, as defined in the Facility, were 2.4 and 3.0, respectively, at April 4, 2017, and we were in compliance with all covenants in effect at that date.

Borrowings under the Facility bear interest, at our option, at a rate per annum equal to either (i) the Adjusted LIBO Rate plus a margin ranging from 1.00% to 1.75% based on our Net Adjusted Leverage Ratio or (ii) the sum of (a) the highest of (1) the rate of interest publicly announced by JPMorgan Chase Bank as its prime rate in effect, (2) the greater of the Federal Funds Effective Rate or the Overnight Bank Funding Rate, in either case plus 0.5%, and (3) the one-month Adjusted LIBO Rate plus 1.0%, plus (b) a margin ranging from 0.00% to 0.75% based on our Net Adjusted Leverage Ratio (each as defined in the Facility).  We also pay customary fees on the unused portion of the Facility and on our outstanding letters of credit.

4. Commitments and Contingencies

On November 26, 2014, a former restaurant hourly employee filed a class action lawsuit in the San Diego County Superior Court, alleging that the Company violated the California Labor Code and California Business and Professions Code, by failing to pay overtime, to permit required rest breaks and to provide accurate wage statements, among other claims (Masters v. The Cheesecake Factory Restaurants, Inc., et al; Case No 37-2014-00040278).  By stipulation, the parties agreed to transfer Case No. 37-2014-00040278 to the Orange County Superior Court.  On March 2, 2015, Case No. 37-2014-00040278 was officially transferred and assigned a new Case No. 30-2015-00775529 in the Orange County Superior Court.  On June 27, 2016, we gave notice to the court that Case Nos. CIV1504091 and BC603620 described below may be related.  The lawsuit seeks unspecified amounts of fees, penalties and other monetary payments on behalf of the plaintiff and other purported class members. We intend to vigorously defend this action.  However, it is not possible at this time to reasonably estimate the outcome of or any potential liability from this matter and, accordingly, we have not reserved for any potential future payments.

On May 28, 2015, a group of current and former restaurant hourly employees filed a class action lawsuit in the United States District Court for the Eastern District of New York, alleging that the Company violated the Fair Labor Standards Act and New York Labor Code, by requiring employees to purchase uniforms for work and violated the State of New York’s minimum wage and overtime provisions (Guglielmo v. The Cheesecake Factory Restaurants, Inc., et al; Case No 2:15-CV-03117).  On September 8, 2015, the Company filed its response to the complaint, requesting the court to compel arbitration against opt-in plaintiffs with valid arbitration agreements.  On July 21, 2016, the court issued an order confirming the agreement of the parties to dismiss all class claims with prejudice and to allow the case to proceed as a collective action at a limited number of the Company’s restaurants in the State of New York.  The plaintiffs are seeking unspecified amounts of penalties and other monetary payments.  We intend to vigorously defend this action.  However, it is not possible at this time to reasonably estimate the outcome of or any potential liability from this matter and, accordingly, we have not reserved for any potential future payments.

On November 10, 2015, a current restaurant hourly employee filed a class action lawsuit in the Marin County Superior Court, alleging that the Company failed to provide complete and accurate wage statements as set forth in the California Labor Code.  On January 26, 2016, the plaintiff filed a First Amended Complaint.  The lawsuit seeks unspecified penalties under California’s Private Attorneys General Act (“PAGA”) in addition to other monetary payments (Brown v. The Cheesecake Factory Restaurants, Inc.; Case No. CIV1504091).  On April 18, 2016, the court granted our motion to compel individual arbitration of the plaintiff’s wage statement claim and stayed the PAGA claim until completion of the individual arbitration. On June 28, 2016, we gave notice to the court that Case Nos. 30-2015-00775529 and BC603620 may be related.  On September 6, 2016, the parties engaged in settlement discussion and reached agreement on the terms of a final settlement agreement. On February 21, 2017, the court granted the parties’ motion for preliminary approval of the class action settlement, and preliminarily enjoined the plaintiffs in Case Nos. 30-2015-00775529 and 37-2014-00040278 from prosecuting any claims released in Case No. CIV1504091.  The final settlement agreement will be subject to final court approval and is intended to be a full and final resolution of Case No. CIV150491 and a partial resolution of cases Nos. 30-2015-00775529 and BC603620.  Based on the current status of this matter, we have reserved an immaterial amount in anticipation of settlement.

On December 10, 2015, a former restaurant management employee filed a class action lawsuit in the Los Angeles County Superior Court, alleging that the Company improperly classified its managerial employees, failed to pay overtime, and failed to provide accurate wage statements, in addition to other claims.  The lawsuit seeks unspecified penalties under PAGA in addition to other monetary payments (Tagalogon v. The Cheesecake Factory Restaurants, Inc.; Case No. BC603620).  On March 23, 2016, the parties issued their joint status conference statement at which time we gave notice to the court that Case Nos. 30-2015-00775529 and CIV1504091 may be related.  On April 29, 2016, the Company filed its response to the complaint.  We intend to vigorously defend this action.  However, it is not possible at this time to reasonably estimate the outcome of or any potential liability from this matter and, accordingly, we have not reserved for any potential future payments.

On April 24, 2016, a class action lawsuit was filed in the United States District Court for the Eastern District of New York alleging that the Company violated the New York deceptive business practices statute by improperly calculating suggested gratuities on split payment checks (Rodriguez v. The Cheesecake Factory Restaurants, Inc.; Case No. 2:16-cv-02006-JFB-AKT).  The lawsuit seeks unspecified penalties in addition to other monetary payments.  On September 1, 2016, the Company filed a motion to dismiss the plaintiff’s complaint.  On October 10, 2016, the plaintiff filed an amended complaint to limit the scope of the complaint to the State of New York only.  The parties are waiting for a ruling on the Company’s motion to dismiss.  We intend to vigorously defend this action.  However, it is not possible at this time to reasonably estimate the outcome of or any potential liability from this matter and, accordingly, we have not reserved for any potential future payments.

During the first quarter of fiscal 2017, the Internal Revenue Service (“IRS”) issued its examination report for tax years 2010, 2011 and 2012 in which they disallowed a total of $12.9 million of our §199 Domestic Production Activity Deductions for the subject years.  On February 27, 2017 we submitted a Protest Memorandum indicating our disagreement with the disallowance and requesting a review of our case by the Appeals Division of the IRS.  Our case is now under the jurisdiction of the Appeals Division and has been assigned to an Appeals Team Case Leader in the Los Angeles Appeals office.  We intend to vigorously defend our position and, based on our analysis of the law, regulations and relevant facts, we believe our position will be sustained.  Based on the current status of this matter, we have not reserved for any potential future payments.

On February 3, 2017, a class action lawsuit was filed in the United States District Court for the Southern District of Florida, alleging that the Company violated the Fair and Accurate Credit Transaction Act, by failing to properly censor consumer credit or debit card information.  (Muransky v. The Cheesecake Factory Incorporated; Case No. 0:17-cv-60229-JEM).  On February 21, 2017 and February 28, 2017, two additional lawsuits were filed in California and New York, respectively, alleging similar claims to Case No. 0:17-cv-60229-JEM. (Tibbits v. The Cheesecake Factory Incorporated; Case No. 1:17-cv-00968 ( E.D.N.Y.); Zhang v. The Cheesecake Factory Incorporated; Case No 8:17-cv-00357 (C.D. Cal.)).  The lawsuits seek unspecified penalties in addition to other monetary payments.  We intend to vigorously defend these actions.  However, it is not possible at this time to reasonably estimate the outcome of or any potential liability from these matters and, accordingly, we have not reserved for any potential future payments.

On February 3, 2017, five present and former restaurant hourly employees filed a class action lawsuit in the San Diego County Superior Court, alleging that the Company violated the California Labor Code and California Business and Professions Code, by failing to permit required meal and rest breaks, and failing to provide accurate wage statements, among other claims. (Abdelaziz v. The Cheesecake Factory Restaurants, Inc., et al; Case No 37-2016-00039775-CU-OE-CTL).   The lawsuit seeks unspecified penalties under PAGA in addition to other monetary payments.  The Company will notify the courts that Case Nos. 0:17-cv-60229-JEM, 1:17-cv-00968, and 8:17-cv-00357 are related and will seek to consolidate all related cases in a single venue.  We intend to vigorously defend this action.  However, it is not possible at this time to reasonably estimate the outcome of or any potential liability from this matter and, accordingly, we have not reserved for any potential future payments.

On February 22, 2017, a group of present and former restaurant hourly employees filed a class action lawsuit in the San Diego County Superior Court, alleging that the Company violated the California Labor Code and California Business and Professions Code, by failing to pay overtime, furnish proper wage statements, and maintain accurate payroll records, among other claims. (Rodriguez v. The Cheesecake Factory Restaurants, Inc., et al; Case No 37-2017-00006571-CU-OE-CTL). The lawsuit seeks unspecified penalties under PAGA in addition to other monetary payments on behalf of the plaintiffs and other purported class members. We intend to vigorously defend this action.  However, it is not possible at this time to reasonably estimate the outcome of or any potential liability from this matter and, accordingly, we have not reserved for any potential future payments.

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

5. Stockholders’ Equity

On February 16, 2017, our Board of Directors (“Board”) declared a quarterly cash dividend of $0.24 per share that was paid on March 21, 2017 to the stockholders of record at the close of business on March 8, 2017.  Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of our Facility and such other factors that the Board considers relevant.

On July 21, 2016, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 56.0 million shares.  Under this and all previous authorizations, we cumulatively repurchased 47.1 million shares at a total cost of $1,419.2 million through April 4, 2017, including 0.2 million shares at a cost of $9.3 million during the first quarter of fiscal 2017.  Repurchased common stock is reflected as a reduction of stockholders’ equity.  Share repurchases have been executed in accordance with Rule 10b5-1 and Rule 10b-18 of the Securities Act of 1934 (the “Act”) based on plans adopted from time to time by our Board in furtherance of its repurchase authorization.  Repurchases made during the first quarter of fiscal 2017 were made under Rule 10b5-1 and Rule 10b-18 plans that were adopted by our Board on October 20, 2016, effective from January 3, 2017 through June 30, 2017 and from February 27, 2017 through March 3, 2017, respectively.

Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us.  All purchases in the open market are made in compliance with Rule 10b-18.  We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, including dividend payments and growth capital contributions to North Italia and Flower Child, a review of our capital structure and cost of capital, our share price and current market conditions.  The timing and number of shares repurchased are also subject to legal constraints and financial covenants under our Facility that limit share repurchases based on a defined ratio.  (See Note 3 for further discussion of our long-term debt.)  Our objectives with regard to share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.

6.  Stock-Based Compensation

The following table presents information related to stock-based compensation, net of forfeitures (in thousands):

	Thirteen Weeks Ended April 4, 2017	Thirteen Weeks Ended March 29, 2016

Labor expenses	$1,746	$1,256
Other operating costs and expenses	98	50
General and administrative expenses	2,771	3,879
Total stock-based compensation	4,615	5,185
Income tax benefit	1,765	1,983
Total stock-based compensation, net of taxes	$2,850	$3,202

Capitalized stock-based compensation (1)	$56	$73

(1)                           It is our policy to capitalize the portion of stock-based compensation costs for our internal development and construction, legal, and facilities departments that relates to capitalizable activities such as the design and construction of new restaurants, remodeling existing locations, lease, intellectual property, liquor license acquisition activities and equipment installation.  Capitalized stock-based compensation is included in property and equipment, net and other assets on the condensed consolidated balance sheets.

Stock Options

The weighted average fair value at the grant date for options issued during the first quarter of fiscal 2017 and 2016 was $14.88 and $12.10 per share, respectively.  The fair value of options was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the first quarter of fiscal 2017 and 2016, respectively: (a) an expected option term of 6.9 years and 6.8 years, (b) expected stock price volatility of 24.4% and 26.3%, (c) a risk-free interest rate of 2.3% and 1.6%, and (d) a dividend yield on our stock of 1.6% and 1.6%.

Stock option activity during the thirteen weeks ended April 4, 2017 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at January 3, 2017	1,955	$37.65	4.0	$42,592
Granted	194	61.59
Exercised	(196)	27.39
Forfeited or cancelled	(26)	46.54
Outstanding at April 4, 2017	1,927	$40.98	4.4	$43,373

Exercisable at April 4, 2017	1,188	$34.80	3.3	$34,091

(1)                         Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal period end date.

The total intrinsic value of options exercised during the thirteen weeks ended April 4, 2017 and March 29, 2016 was $6.7 million and $16.2 million, respectively.  As of April 4, 2017, total unrecognized stock-based compensation expense related to unvested stock options was $9.4 million, which we expect to recognize over a weighted average period of approximately 3.3 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the thirteen weeks ended April 4, 2017 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)	(Per share)

Outstanding at January 3, 2017	1,861	$45.11
Granted	273	61.29
Vested	(270)	40.58
Forfeited	(30)	44.12
Outstanding at April 4, 2017	1,834	$48.20

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant.  The weighted average fair value for restricted shares and restricted share units issued during the first quarter of fiscal 2017 and fiscal 2016 was $61.29 and $49.93, respectively.  The fair value of shares that vested during the thirteen weeks ended April 4, 2017 and March 29, 2016 was $11.0 million and $8.4 million, respectively.  As of April 4, 2017, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $53.3 million, which we expect to recognize over a weighted average period of approximately 2.9 years.

7.  Net Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, reduced by unvested restricted stock awards.  Diluted net income per share reflects the impact of outstanding equity awards, calculated using the treasury stock method.  As of April 4, 2017 and March 29, 2016, we excluded 0.6 million and 1.2 million shares, respectively, of common stock equivalents from the diluted calculation due to their anti-dilutive effect.

	Thirteen Weeks Ended April 4, 2017	Thirteen Weeks Ended March 29, 2016
	(In thousands, except per share data)
Net income	$35,043	$33,954

Basic weighted average shares outstanding	47,634	48,518
Dilutive effect of equity awards	1,576	1,519

Diluted weighted average shares outstanding	49,210	50,037

Basic net income per share	$0.74	$0.70

Diluted net income per share	$0.71	$0.68

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

Segment information is presented below (in thousands):

	Thirteen Weeks Ended April 4, 2017	Thirteen Weeks Ended March 29, 2016
Revenues:
The Cheesecake Factory restaurants	$515,234	$506,316
Other	48,192	47,377
Total	$563,426	$553,693

Income/(loss) from operations:
The Cheesecake Factory restaurants (1)	$70,543	$74,292
Other	6,638	6,912
Corporate	(33,618)	(32,610)
Total	$43,563	$48,594

Capital expenditures:
The Cheesecake Factory restaurants	$18,143	$21,432
Other	365	693
Corporate	715	316
Total	$19,223	$22,441

Depreciation and amortization:
The Cheesecake Factory restaurants	$19,037	$18,252
Other	2,977	2,075
Corporate	1,182	1,137
Total	$23,196	$21,464

	April 4, 2017	January 3, 2017
Total assets:
The Cheesecake Factory restaurants	$905,136	$950,372
Other	155,618	157,842
Corporate	216,074	185,105
Total	$1,276,828	$1,293,319

(1)     Includes $0.8 million incurred in the first quarter of fiscal 2017 of accelerated depreciation expense related to the planned relocation of one The Cheesecake Factory restaurant.  This amount was recorded in impairment of assets and lease terminations in the condensed consolidated statements of income.

9.  Subsequent Events

On April 26, 2017, we provided a combined $9 million of additional growth capital to North Italia and Flower Child.

On April 27, 2017, our Board declared a quarterly cash dividend of $0.24 per share to be paid on May 30, 2017 to the stockholders of record at the close of business on May 17, 2017.

On April 27, 2017, our Board approved the adoption of a Rule 10b-18 plan, which will be effective from May 8, 2017 through May 19, 2017 and the adoption of a Rule 10b5-1 plan, which will be effective from July 5, 2017 through December 29, 2017.  See Note 5 for further discussion of our repurchase authorization and methods.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain information included in this Form 10-Q and other materials filed or to be filed by us with the SEC, as well as information included in oral or written statements made by us or on our behalf, may contain forward-looking statements about our current and presently expected performance trends, growth plans, business goals and other matters.  These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers.  Statements set forth in or incorporated into this report regarding our expectations for growth in company-owned and licensed locations, comparable sales, operating margins and diluted net earnings per share, our intention to repurchase stock, pay dividends and invest growth capital in North Italia and Flower Child, and all other statements that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Acts”).  This includes without limitation, statements with respect to future financial condition, results of operations, plans, objectives, performance and business of The Cheesecake Factory Incorporated and its subsidiaries, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions, These statements are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in such statements.

In connection with the “safe harbor” provisions of the Acts, we have identified and are disclosing important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf.  (See Part II, Item 1A of this report, “Risk Factors,” and Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2017.)  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.  Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements.  Although we believe that the assumptions underlying forward-looking statements are currently reasonable, any of the assumptions could be incorrect or incomplete, and there can be no assurance that forward-looking statements will prove to be accurate.  Forward-looking statements speak only as of the date on which they are made.  Except as may be required by law, we do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events, corrections in underlying assumptions, or changes in circumstances arising after the date that the forward-looking statement was made.

General

This discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in this Form 10-Q in Part I, Item 1, and with the following items included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2017: the audited consolidated financial statements and related notes in Part IV, Item 15; the “Risk Factors” included in Part I, Item 1A; and the cautionary statements included throughout the report.  The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes.  Fiscal year 2017 consists of 52 weeks and will end on January 2, 2018.  Fiscal 2016, which ended on January 3, 2017, was a 53-week year.  The estimated impact of the 53rd week in fiscal 2016 was an increase in revenues and diluted net income per share of approximately $54.7 million and $0.07, respectively.

Our business operates in the upscale casual dining segment of the restaurant industry.  As of May 11, 2017, we operated 208 Company-owned restaurants: 194 under The Cheesecake Factory® mark, 13 under the Grand Lux Cafe® mark and one currently under the Rock Sugar Pan Asian Kitchen® mark.  Internationally, 16 The Cheesecake Factory branded restaurants operated in the Middle East, China and Mexico under licensing agreements.  We also operated two bakery production facilities that produce desserts for our restaurants, international licensees and third-party bakery customers.  We are selectively pursuing other means to leverage our competitive strengths, including developing, investing in or acquiring new restaurant concepts (such as North Italia and Flower Child), and expanding The Cheesecake Factory® brand to other retail opportunities.

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

In addition, we are pursuing a number of incremental growth opportunities, including measured growth of our Grand Lux Cafe and Rock Sugar Pan Asian Kitchen concepts, our investment in North Italia and Flower Child, internal development of a fast casual concept and additional consumer packaged goods opportunities, which we believe will contribute to revenue growth over time.

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

Results of Operations

The following table presents, for the periods indicated, information from our condensed consolidated statements of income expressed as percentages of revenues.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 4, 2017	March 29, 2016

Revenues	100.0%	100.0%

Costs and expenses:
Cost of sales	22.9	23.6
Labor expenses	34.4	33.5
Other operating costs and expenses	24.1	23.4
General and administrative expenses	6.4	6.4
Depreciation and amortization expenses	4.1	3.9
Impairment of assets and lease terminations	0.1	—
Preopening costs	0.3	0.4
Total costs and expenses	92.3	91.2
Income from operations	7.7	8.8
Interest and other expense, net	(0.2)	(0.4)
Income before income taxes	7.5	8.4
Income tax provision	1.3	2.3
Net income	6.2%	6.1%

Thirteen Weeks Ended April 4, 2017 Compared to Thirteen Weeks Ended March 29, 2016

Revenues

Revenues increased 1.8% to $563.4 million for the thirteen weeks ended April 4, 2017 compared to $553.7 million for the thirteen weeks ended March 29, 2016.

Comparable sales at The Cheesecake Factory restaurants increased by 0.3%, or $1.5 million, from the first quarter of fiscal 2016, outperforming the casual dining industry which experienced a comparable sales decline of 0.9%, as measured by Knapp Track.  Our comparable sales increase was driven by average check growth of 2.6% (based on increases of 2.4% in menu pricing and 0.2% in mix), partially offset by a decrease in customer traffic of 2.3%.  We implemented effective menu price increases of approximately 1.1% in the first quarter of fiscal 2017 and 1.1% during the third quarter of fiscal 2016.  Total operating weeks at The Cheesecake Factory restaurants increased 3.5% to 2,522 for the thirteen weeks ended April 4, 2017 compared to the comparable prior year period.  The Cheesecake Factory average sales per restaurant operating week decreased 1.7% to $204,300 in the first quarter of fiscal 2017 compared to $207,800 in the first quarter of fiscal 2016.  Because our strong sales week between Christmas and New Year’s Day was captured as the 53rd week of fiscal 2016, that high-volume week was replaced with an average sales week in the first quarter of 2017.  This reduced revenues by approximately $10 million in the first quarter of fiscal 2017, negatively impacting average weekly sales and deleveraging our operating margins.

Comparable sales at our Grand Lux Cafe restaurants decreased by 2.8% from the prior year first quarter driven by a decrease in customer traffic of 5.2%, partially offset by an increase in average check.  We implemented effective menu price increases of approximately 1.0% and 1.3% during the second and fourth quarters of fiscal 2016, respectively.

Restaurants become eligible to enter our comparable sales base in their 19th month of operation.  At April 4, 2017 there were 13 The Cheesecake Factory restaurants and one Grand Lux Cafe not yet in our comparable sales base.  International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from our comparable sales calculations.  Factors outside of our control, such as macroeconomic conditions, weather patterns, timing of holidays, competition and other factors, including those referenced in Part I, Item lA, “Risk Factors,” of our Annual Report on Form 10-K for the year ended January 3, 2017 and herein, can impact comparable sales.

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

External bakery sales were $12.2 million for the first quarter of fiscal year 2017 compared to $11.3 million in the comparable prior year period.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses.  As a percentage of revenues, cost of sales was 22.9% for the first quarter of fiscal 2017 compared to 23.6% for the comparable period of fiscal 2016, primarily driven by lower dairy, meat and grocery costs.

The Cheesecake Factory restaurant menus are among the most diversified in the foodservice industry and, accordingly, are not overly dependent on a few select commodities.  Changes in costs for one commodity sometimes can be offset by cost changes in other commodity categories.  The principal commodity categories for our restaurants include general grocery items, dairy, produce, seafood, poultry, meat and bread.  See the discussion of our contracting activities in Item 3 — “Quantitative and Qualitative Disclosures About Market Risk.”

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

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 34.4% and 33.5% in the first quarters of fiscal 2017 and 2016, respectively.  This variance was driven primarily by higher wage rates and deleverage from the high-volume sales week shift to fiscal 2016, partially offset by decreased group medical costs due to lower large claims activity.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead and distribution expenses.  As a percentage of revenues, other operating costs and expenses were 24.1% and 23.4% for the thirteen weeks ended April 4, 2017 and March 29, 2016, respectively.  This variance was primarily related to increased general liability insurance costs due to higher large claims activity and higher repairs expense relative to the first quarter of fiscal 2016.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, as well as the restaurant field supervision, corporate support and bakery administrative organizations.  As a percentage of revenues, G&A expenses were 6.4% for the first quarters of both fiscal 2017 and 2016.  In the first quarter of fiscal 2017, we experienced an increase in this ratio related to deleverage from the high-volume sales week shift to fiscal 2016 and the timing of corporate events, offset by the favorable impact of a true up to our stock-based compensation forfeiture rate.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 4.1% and 3.9% for the thirteen weeks ended April 4, 2017 and the comparable period of last year, respectively.  This increase was primarily due to expense on asset disposals and deleverage from the high-volume sales week shift to fiscal 2016.

Impairment of Assets and Lease Terminations

In the first quarter of fiscal 2017, we recorded $0.8 million of accelerated depreciation expense related to the planned relocation of one The Cheesecake Factory restaurant, and we expect to incur $0.4 million of accelerated depreciation and impairment expense related to this relocation in the second quarter of fiscal 2017.  We incurred no impairment of assets and lease terminations expense during the first quarter of fiscal 2016.

Preopening Costs

Preopening costs were $1.0 million for the thirteen weeks ended April 4, 2017 compared to $2.3 million in the comparable period of fiscal 2016.  We had no openings in the first quarter of fiscal 2017 compared to one The Cheesecake Factory restaurant in the comparable prior year period.  Preopening costs include all costs to relocate and compensate restaurant management employees during the preopening period, costs to recruit and train hourly restaurant employees, and wages, travel and lodging costs for our opening training team and other support staff members.  Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities.  Preopening costs can fluctuate significantly from period to period based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Interest and Other Expense, Net

Interest and other expense, net decreased to $1.3 million for the first quarter of fiscal 2017 compared to $2.3 million for the comparable period last year.  Interest expense associated with landlord construction allowances deemed to be financings in accordance with accounting guidance was $1.5 million and $1.3 million in the first quarters of fiscal 2017 and 2016, respectively.

Income Tax Provision

Our effective income tax rate was 17.2% for the first quarter of fiscal 2017 compared to 26.6% for the comparable prior year period.  This decrease is primarily due to the implementation of new accounting guidance that requires the tax impact of stock options exercised and vested restricted stock to be recorded in the income tax provision instead of additional paid-in capital.  (See “Recent Accounting Pronouncements” in Note 1 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of this accounting change.)

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen Weeks Ended April 4, 2017	Thirteen Weeks Ended March 29, 2016

Net income	$35,043	$33,954
After-tax impact from:
Impairment of assets and lease terminations (1)	472	—
Adjusted net income	$35,515	$33,954

Diluted net income per share	$0.71	$0.68
After-tax impact from:
Impairment of assets and lease terminations (1)	0.01	—
Adjusted diluted net income per share	$0.72	$0.68

(1)   Includes $0.5 million incurred in the first quarter of fiscal 2017 of accelerated depreciation expense related to the planned relocation of one The Cheesecake Factory restaurant.  The associated pre-tax amount was $0.8 million.  This amount was recorded in impairment of assets and lease terminations in the condensed consolidated statements of income.

Fiscal 2017 Outlook

For the second quarter of fiscal 2017, we estimate adjusted diluted net income per share will be between $0.85 and $0.88 based on an assumed comparable restaurant sales increase of between 1.0% and 2.0% at The Cheesecake Factory restaurants.  Adjusted diluted net income per share excludes $0.4 million of accelerated depreciation expense related to the planned relocation of one The Cheesecake Factory.

We estimate adjusted diluted net income per share for fiscal 2017 will be between $2.93 and $3.02 based on an assumed comparable sales increase of between 0.5% and 1.5% at The Cheesecake Factory restaurants, as well as the following cost assumptions. We currently expect food cost inflation of about 1.0% to 2.0% for fiscal 2017 as we anticipate higher prices in seafood and dairy costs, partially offset by lower meat costs.  In fiscal 2017, we are estimating wage rate inflation of approximately 5% and a corporate tax rate of approximately 23%, reflecting the adoption of new accounting guidance related to stock-based compensation.  (See “Recent Accounting Pronouncements” in Note 1 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of this change.)  Adjusted diluted net income per share excludes $1.2 million of accelerated depreciation and impairment expense related to the planned relocation of one The Cheesecake Factory.

In fiscal 2017, we plan to open as many as eight new restaurants, including one The Cheesecake Factory relocation and our second Rock Sugar Pan Asian Kitchen.  In addition to these Company-owned locations, we expect as many as four to five restaurants to open internationally under licensing agreements, one of which opened in Hong Kong on May 1, 2017.

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

Liquidity and Capital Resources

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Thirteen Weeks Ended April 4, 2017	Thirteen Weeks Ended March 29, 2016
Cash provided by operating activities	$48.1	$82.3
Capital expenditures	$(19.2)	$(22.4)
Proceeds from exercise of stock options	$5.4	$11.6
Treasury stock purchases	$(9.3)	$(50.0)
Cash dividends paid	$(11.7)	$(9.9)

During the thirteen weeks ended April 4, 2017, our cash and cash equivalents increased by $11.8 million to $65.7 million.  This increase was primarily attributable to cash provided by operating activities and proceeds from exercises of employee stock options, partially offset by capital expenditures, dividend payments and treasury stock purchases.

For fiscal 2017, we currently estimate our cash outlays for capital expenditures to range between $125 million and $140 million, net of agreed-upon up-front cash landlord construction contributions and excluding $12.8 million of expected non-capitalizable preopening costs for new restaurants.  The amount reflected as additions to property and equipment in the condensed consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each lease.  Our estimate for capital expenditures for fiscal 2017 contemplates a net outlay of $65 million to $75 million for as many as eight restaurants expected to be opened during fiscal 2017 and estimated construction-in-progress disbursements for anticipated early fiscal 2018 openings.  Expected fiscal 2017 capital expenditures also include $35 million to $40 million for replacements, enhancements and capacity additions to our existing restaurants and approximately $25 million for bakery and corporate infrastructure investments, including the commencement of an infrastructure upgrade of our California bakery.

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

We maintain a $200 million unsecured revolving credit facility (“Facility”), $50 million of which may be used for issuances of letters of credit.  Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs.  The Facility, which matures on December 22, 2020, contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the participating lenders electing to increase their commitments or by means of the addition of new lenders.   Certain of our material subsidiaries guarantee our obligations under the Facility.  We did not borrow or repay any amounts under the Facility during the first quarter of fiscal 2017.  At April 4, 2017, we had net availability for borrowings of $178 million, based on a zero outstanding debt balance and $22.0 million in standby letters of credit. The Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio.  We were in compliance with the covenants in effect at April 4, 2017.  (See Note 3 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

In fiscal 2012, our Board approved the initiation of a cash dividend to our stockholders, which is subject to quarterly Board approval.  Cash dividends have been declared during every quarter since initiation.  Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of our Facility and other such factors that the Board considers relevant.

On July 21, 2016, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 56.0 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 47.1 million shares at a total cost of $1,419.2 million through April 4, 2017, including 0.2 million shares at a cost of $9.3 million during the first quarter of fiscal 2017.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, including dividend payments and growth capital contributions to North Italia and Flower Child, a review of our capital structure and cost of capital, our share price and current market conditions.  The timing and number of shares repurchased are also subject to legal constraints and financial covenants under our Facility that limit share repurchases based on a defined ratio.  (See Note 3 of Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for further discussion of our long-term debt.)  Our objectives with regard to share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.  (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.)

Based on our current expansion objectives, we believe that during the upcoming 12 months our cash and cash equivalents, combined with expected cash flows provided by operations, available borrowings under our Facility and expected landlord construction contributions should be sufficient in the aggregate to finance our capital allocation strategy, including capital expenditures, share repurchases, cash dividends and growth capital contributions to North Italia and Flower Child, and allow us to consider additional possible capital allocation strategies, such as developing or acquiring other growth vehicles.  We continue to plan to return substantially all of our free cash flow plus proceeds received from employee stock option exercises to stockholders in the form of dividends and share repurchases.

As of April 4, 2017, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties other than the arrangement with FRC that we entered into in fiscal 2016.  Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We purchase food and other commodities for use in our operations, based on market prices established with our suppliers. Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control.  Substantially all of our ingredients and supplies are available from multiple qualified suppliers, which helps mitigate our risk of commodity availability and obtain competitive prices.  We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as cream cheese, depending on market conditions and expected demand. Historically, we were unable to contract directly for extended periods of time for certain of our commodities such as certain produce items, wild-caught fresh fish and certain dairy products.  During 2015, we began entering into longer-term fixed pricing agreements for additional dairy items, and we continue to evaluate the possibility of entering into similar arrangements for additional commodities.  We also periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing our risk and variability in these categories.  Although these vehicles and markets may be available to us, we may choose not to enter into contracts due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors.  Where we had not entered into long-term contracts, commodities can be subject to unforeseen supply and cost fluctuations, which at times may be significant.  Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be even more susceptible to price fluctuation than other products.  We may or may not have the ability to increase menu prices, or vary menu items, in response to food commodity price increases.  For each of the first quarters of fiscal 2017 and 2016, a hypothetical increase of 1% in food costs would have negatively impacted cost of sales by $1.3 million.

We are exposed to market risk from interest rate changes on our funded debt.  This exposure relates to the component of the interest rate on our Facility that is indexed to market rates.  As of April 4, 2017 and January 3, 2017, we had no debt outstanding under the Facility.  Therefore, we had no exposure to interest rate fluctuations on funded debt at those dates.  (See Note 3 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our Executive Savings Plan, a non-qualified deferred compensation plan, to the extent these investments are not equivalent to the related liability.  In addition, because changes in these investments are not taxable, the full impact of gains or losses directly affects net income.  Based on balances at April 4, 2017 and January 3, 2017, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes.  However, net income would have declined by $2.1 million at April 4, 2017 and $2.0 million at January 3, 2017.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 4, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended April 4, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 4 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A.  Risk Factors.

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2017 (“Annual Report”).  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

There have been no material changes in our risk factors since the filing of our Annual Report other than to enhance the following risk factor to reflect our March 28, 2017 execution of a lease agreement to open our first company-owned international location in Toronto, Canada:

We face a variety of risks related to our international expansion and global brand development efforts that could negatively affect our brand, require additional infrastructure to support such efforts, and expose us to additional liabilities under foreign laws, any of which could materially adversely affect our financial performance.

International operations have a unique set of risks that differ from country to country, and can include, among other risks, political instability, governmental corruption, social, religious and ethnic unrest, anti-American sentiment, delayed and potentially less effective ability to respond to a crisis occurring internationally, changes in global economic conditions (such as currency valuation, disposable income, climate change, unemployment levels and increases in the prices of commodities and labor), the regulatory environment, immigration, labor and pension laws, income and other taxes, consumer preferences and practices, as well as changes in the laws and regulations governing foreign investment, joint ventures or licensing arrangements in countries where our restaurants or our licensees are located, the financial stability and wherewithal of our licensees, and local import controls.

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

As we continue the international expansion of our brand, we must comply with regulations and legal requirements, including those related to immigration and the protection of our Intellectual Property.  Additionally, we must comply with domestic laws affecting United States businesses that operate internationally, including the Foreign Corrupt Practices Act and anti-boycott laws, and with foreign laws in the countries in which we expand our restaurants.  (See Risk Factor —“Changes in, or any failure to comply with, applicable laws or regulations could materially adversely affect our ability to operate our restaurants and/or increase our cost to do so, which could materially adversely affect our financial performance.”)  Our financial performance may also be materially adversely affected by liabilities, costs and expenses we may incur in the event we become subject to lawsuits or other legal actions resulting from our acts or omissions or the acts or omissions of our licensees.  There can be no assurance that any insurance coverage or contractual indemnifications would be effective to protect against such liabilities.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information regarding our purchase of our common stock during the thirteen weeks ended April 4, 2017 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 4 — February 7, 2017	19	$58.40	—	8,998
February 8 — March 7, 2017	104	61.58	17	8,894
March 8 — April 4, 2017	29	60.95	29	8,865
Total	152		46

(1)         The total number of shares purchased includes 105,867 shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

On July 21, 2016, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 56.0 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 47.1 million shares at a total cost of $1,419.2 million through April 4, 2017, including 0.2 million shares at a cost of $9.3 million during the first quarter of fiscal 2017.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.)

Our Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio.  (See Note 3 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

Item 6.  Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
10.1	Employment Agreement between The Cheesecake Factory Incorporated and David M. Overton effective as of April 1, 2017*	8-K	000-20574	99.1	2/22/2017

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer	—	—	—	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer	—	—	—	Filed herewith

101	XBRL (Extensible Business Reporting Language) The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2017, formatted in Extensive Business Reporting Language (XBRL), (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statement of stockholders’ equity, (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements.	—	—	—	Filed herewith

* Management contract or compensatory plan or arrangement required to be filed as an exhibit

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2017	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ W. DOUGLAS BENN
W. Douglas Benn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)