Form 10-Q
period 2017-07-04
CHEESECAKE FACTORY INC
filed 2017-08-09
CIK 887596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2017

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 2, 2017, 47,007,448 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	July 4, 2017	January 3, 2017

ASSETS
Current assets:
Cash and cash equivalents	$66,314	$53,839
Accounts receivable	14,073	15,632
Income taxes receivable	4,198	—
Other receivables	34,742	64,592
Inventories	40,246	34,926
Prepaid expenses	50,919	52,438
Total current assets	210,492	221,427
Property and equipment, net	913,375	910,134
Other assets:
Intangible assets, net	23,392	23,054
Prepaid rent	40,736	42,162
Other	111,320	96,542
Total other assets	175,448	161,758
Total assets	$1,299,315	$1,293,319
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,219	$41,564
Income taxes payable	—	2,299
Gift card liability	123,640	153,629
Other accrued expenses	160,046	179,034
Total current liabilities	329,905	376,526

Deferred income taxes	84,665	82,401
Deferred rent	75,261	71,575
Deemed landlord financing liability	104,606	100,576
Other noncurrent liabilities	64,347	59,034
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 95,198,955 and 94,672,037 issued at July 4, 2017 and January 3, 2017, respectively	952	947
Additional paid-in capital	791,777	774,137
Retained earnings	1,288,245	1,238,012
Treasury stock, 47,494,923 and 46,979,659 shares at cost at July 4, 2017 and January 3, 2017, respectively	(1,440,443)	(1,409,889)
Total stockholders’ equity	640,531	603,207
Total liabilities and stockholders’ equity	$1,299,315	$1,293,319

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended July 4, 2017	Thirteen Weeks Ended June 28, 2016	Twenty-Six Weeks Ended July 4, 2017	Twenty-Six Weeks Ended June 28, 2016

Revenues	$569,869	$558,862	$1,133,295	$1,112,555

Costs and expenses:
Cost of sales	128,781	126,933	257,920	257,706
Labor expenses	193,063	185,211	386,898	370,869
Other operating costs and expenses	137,461	131,980	273,111	261,537
General and administrative expenses	35,295	35,785	71,582	71,122
Depreciation and amortization expenses	23,297	21,461	46,493	42,925
Impairment of assets and lease terminations	445	—	1,231	—
Preopening costs	1,309	2,302	2,279	4,612
Total costs and expenses	519,651	503,672	1,039,514	1,008,771
Income from operations	50,218	55,190	93,781	103,784
Interest and other expense, net	(1,570)	(2,181)	(2,826)	(4,485)
Income before income taxes	48,648	53,009	90,955	99,299
Income tax provision	10,482	14,424	17,746	26,760
Net income	$38,166	$38,585	$73,209	$72,539

Net income per share:
Basic	$0.80	$0.80	$1.54	$1.50
Diluted	$0.78	$0.78	$1.49	$1.46

Weighted average shares outstanding:
Basic	47,732	48,232	47,683	48,375
Diluted	49,047	49,598	49,127	49,814

Cash dividends declared per common share	$0.24	$0.20	$0.48	$0.40

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total

Balance, January 3, 2017	94,672	$947	$774,137	$1,238,012	$(1,409,889)	$603,207
Net income	—	—	—	73,209	—	73,209
Cash dividends declared	—	—	—	(22,976)	—	(22,976)
Stock-based compensation	—	—	9,936	—	—	9,936
Common stock issued under stock-based compensation plans	527	5	7,704	—	—	7,709
Treasury stock purchases	—	—	—	—	(30,554)	(30,554)
Balance, July 4, 2017	95,199	$952	$791,777	$1,288,245	$(1,440,443)	$640,531

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-six Weeks Ended July 4, 2017	Twenty-six Weeks Ended June 28, 2016

Cash flows from operating activities:
Net income	$73,209	$72,539
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	46,493	42,925
Deferred income taxes	2,264	1,213
Impairment of assets and lease terminations	1,489	—
Stock-based compensation	9,788	11,304
Tax impact of stock options exercised, net of cancellations	—	6,559
Other	—	1,342
Changes in assets and liabilities:
Accounts receivable	1,559	(309)
Other receivables	29,896	45,508
Inventories	(5,320)	(561)
Prepaid expenses	1,519	4,152
Other assets	(4,280)	(1,071)
Accounts payable	3,767	(5,992)
Income taxes receivable/payable	(6,497)	14,398
Other accrued expenses	(39,948)	(33,586)
Cash provided by operating activities	113,939	158,421
Cash flows from investing activities:
Additions to property and equipment	(43,699)	(40,208)
Additions to intangible assets	(619)	(924)
Investment in unconsolidated affiliates	(9,000)	—
Cash used in investing activities	(53,318)	(41,132)
Cash flows from financing activities:
Deemed landlord financing proceeds	—	2,673
Deemed landlord financing payments	(2,124)	(1,780)
Proceeds from exercise of stock options	7,709	13,795
Cash dividends paid	(23,177)	(19,583)
Treasury stock purchases	(30,554)	(76,630)
Cash used in financing activities	(48,146)	(81,525)
Net change in cash and cash equivalents	12,475	35,764
Cash and cash equivalents at beginning of period	53,839	43,854
Cash and cash equivalents at end of period	$66,314	$79,618

Supplemental disclosures:
Interest paid	$3,375	$3,055
Income taxes paid	$21,949	$5,034
Construction payable	$7,429	$10,294

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

We recorded $0.4 million and $1.2 million in the thirteen and twenty-six weeks ended, respectively, of accelerated depreciation and impairment expense related to the relocation of one The Cheesecake Factory restaurant and the lease expiration of one The Cheesecake Factory restaurant.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance affecting all entities that issue share-based payment awards to their employees.  This update covers such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows.  This guidance is effective for annual and interim periods beginning after December 15, 2016.  We adopted these provisions prospectively in the first quarter of fiscal 2017.  This guidance requires the tax impact of stock options exercised and vested restricted stock to be recorded in the income tax provision instead of additional paid-in capital, which decreased our income tax provision by $1.6 million and $5.5 million in the thirteen and twenty-six weeks ended July 4, 2017, respectively.  In addition, the excess tax benefit related to stock options exercised is no longer reclassified from cash flows from operating activities to cash flows from financing activities on the consolidated statements of cash flows.  In this filing, we adjusted the prior year consolidated statements of cash flows to conform to the current year presentation.  We will continue to estimate forfeitures each period, so there is no change to our accounting policy related to forfeitures.

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

2.  Inventories

Inventories consisted of (in thousands):

	July 4, 2017	January 3, 2017

Restaurant food and supplies	$17,149	$16,555
Bakery finished goods and work in progress	17,330	12,121
Bakery raw materials and supplies	5,767	6,250
Total	$40,246	$34,926

3.  Long-Term Debt

We maintain a $200 million unsecured revolving credit facility (“Facility”), $50 million of which may be used for issuances of letters of credit.  Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs.  The Facility, which matures on December 22, 2020, contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the participating lenders electing to increase their commitments or by means of the addition of new lenders.   Certain of our material subsidiaries guarantee our obligations under the Facility.  We did not borrow or repay any amounts under the Facility during the second quarter of fiscal 2017.  At July 4, 2017, we had net availability for borrowings of $177.5 million, based on a zero outstanding debt balance and $22.5 million in standby letters of credit.

We are subject to certain financial covenants under the Facility requiring us to maintain (i) a maximum “Net Adjusted Leverage Ratio” of 4.0 and (ii) a minimum EBITDAR to interest and rental expense ratio (“EBITDAR Ratio”) of 1.9, with each of the capitalized terms in this Note 3 defined in the Facility or in this Note 3.  The Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio, and also sets forth negative covenants that restrict indebtedness, liens, investments, sales of assets, fundamental changes and other matters.  Our Net Adjusted Leverage and EBITDAR Ratios were 2.4 and 3.0, respectively, at July 4, 2017, and we were in compliance with all covenants in effect at that date.

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

4. Commitments and Contingencies

On November 26, 2014, a former restaurant hourly employee filed a class action lawsuit in the San Diego County Superior Court, alleging that the Company violated the California Labor Code and California Business and Professions Code, by failing to pay overtime, to permit required rest breaks and to provide accurate wage statements, among other claims (Masters v. The Cheesecake Factory Restaurants, Inc., et al; Case No 37-2014-00040278).  By stipulation, the parties agreed to transfer Case No. 37-2014-00040278 to the Orange County Superior Court.  On March 2, 2015, Case No. 37-2014-00040278 was officially transferred and assigned a new Case No. 30-2015-00775529 in the Orange County Superior Court.  On June 27, 2016, we gave notice to the court that Case Nos. CIV1504091 and BC603620 described below may be related.  On May 23, 2017, the parties participated in voluntary mediation.  The mediation concluded without the parties reaching a resolution of Case No. 37-2014-00040278. The plaintiff filed a second amended complaint with the court on July 14, 2017.  The lawsuit seeks unspecified amounts of fees, penalties and other monetary payments on behalf of the plaintiff and other purported class members. We intend to vigorously defend this action.  However, it is not possible at this time to reasonably estimate the outcome of or any potential liability from this matter and, accordingly, we have not reserved for any potential future payments.

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

On November 10, 2015, a current restaurant hourly employee filed a class action lawsuit in the Marin County Superior Court, alleging that the Company failed to provide complete and accurate wage statements as set forth in the California Labor Code.  On January 26, 2016, the plaintiff filed a First Amended Complaint.  The lawsuit seeks unspecified penalties under California’s Private Attorneys General Act (“PAGA”) in addition to other monetary payments (Brown v. The Cheesecake Factory Restaurants, Inc.; Case No. CIV1504091).  On April 18, 2016, the court granted our motion to compel individual arbitration of the plaintiff’s wage statement claim and stayed the PAGA claim until completion of the individual arbitration. On June 28, 2016, we gave notice to the court that Case Nos. 30-2015-00775529 and BC603620 may be related.  On September 6, 2016, the parties engaged in settlement discussion and reached agreement on the terms of a final settlement agreement. On February 21, 2017, the court granted the parties’ motion for preliminary approval of the class action settlement, and preliminarily enjoined the plaintiffs in Case Nos. 30-2015-00775529 and 37-2014-00040278 from prosecuting any claims released in Case No. CIV1504091.  On July 11, 2017, the court signed the Order and Judgment Granting Final Approval of Class Action Settlement in Case No. CIV1504091.  The final settlement agreement is a full and final resolution of Case No. CIV150491 and a partial resolution of Case Nos. 30-2015-00775529 and BC603620.  We have reserved an immaterial amount to comply with our obligations under the approved settlement agreement.

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

On April 24, 2016, a class action lawsuit was filed in the United States District Court for the Eastern District of New York alleging that the Company violated the New York deceptive business practices statute by improperly calculating suggested gratuities on split payment checks (Rodriguez v. The Cheesecake Factory Restaurants, Inc.; Case No. 2:16-cv-02006-JFB-AKT).  The lawsuit seeks unspecified penalties in addition to other monetary payments.  On September 1, 2016, the Company filed a motion to dismiss the plaintiff’s complaint.  On October 10, 2016, the plaintiff filed an amended complaint to limit the scope of the complaint to the State of New York only.  The parties are waiting for a ruling on the Company’s motion to dismiss.  We intend to vigorously defend this action.  On July 12, 2017, a lawsuit was filed in the Los Angeles County Superior Court alleging similar claims to Case No. 2:16-cv-02006-JFB-AKT, alleging violations of California’s unfair business practices statute (Goldman v. The Cheesecake Factory Incorporated; Case No. BC668334).  However, it is not possible at this time to reasonably estimate the outcome of or any potential liability from these matters and, accordingly, we have not reserved for any potential future payments.

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

On February 3, 2017, a class action lawsuit was filed in the United States District Court for the Southern District of Florida, alleging that the Company violated the Fair and Accurate Credit Transaction Act, by failing to properly censor consumer credit or debit card information.  (Muransky v. The Cheesecake Factory Incorporated; Case No. 0:17-cv-60229-JEM).  On February 21, 2017 and February 28, 2017, two additional lawsuits were filed in California and New York, respectively, alleging similar claims to Case No. 0:17-cv-60229-JEM. (Tibbits v. The Cheesecake Factory Incorporated; Case No. 1:17-cv-00968 ( E.D.N.Y.); Zhang v. The Cheesecake Factory Incorporated; Case No 8:17-cv-00357 (C.D. Cal.)).  The Company filed a motion to transfer and dismiss Case No. 0:17-cv-60229-JEM on March 24, 2017 and similarly filed a motion to transfer and dismiss Case No. 1:17-cv-00968 on April 7, 2017.  The lawsuits seek unspecified penalties in addition to other monetary payments.  We intend to vigorously defend these actions.  However, it is not possible at this time to reasonably estimate the outcome of or any potential liability from these matters and, accordingly, we have not reserved for any potential future payments.

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

5. Stockholders’ Equity

On April 27, 2017, our Board of Directors (“Board”) declared a quarterly cash dividend of $0.24 per share that was paid on May 30, 2017 to the stockholders of record at the close of business on May 17, 2017.  Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of our Facility and such other factors that the Board considers relevant.

On July 21, 2016, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 56.0 million shares.  Under this and all previous authorizations, we cumulatively repurchased 47.5 million shares at a total cost of $1,440.4 million through July 4, 2017, including 0.4 million shares at a cost of $21.3 million during the second quarter of fiscal 2017.  Repurchased common stock is reflected as a reduction of stockholders’ equity in treasury stock.  Share repurchases have been executed in accordance with Rule 10b5-1 and Rule 10b-18 of the Securities Act of 1934 (the “Act”) based on plans adopted from time to time by our Board in furtherance of its repurchase authorization.  Repurchases made during the second quarter of fiscal 2017 were made under a Rule 10b5-1 plan adopted by our Board on October 20, 2016, effective from January 3, 2017 through June 30, 2017, and under a Rule 10b-18 plan adopted by our Board on April 27, 2017, effective from May 8, 2017 through May 19, 2017.  On April 27, 2017, our Board also approved the adoption of a Rule 10b5-1 plan, which is effective from July 5, 2017 through December 29, 2017.

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

6.  Stock-Based Compensation

On April 5, 2017, our Board approved an amendment to our 2010 Stock Incentive Plan to increase the number of shares of common stock available for grant under the plan to 12.7 million shares from 9.2 million shares.  This amendment was approved by our stockholders at our annual meeting held on June 8, 2017.

The following table presents information related to stock-based compensation, net of forfeitures (in thousands):

	Thirteen Weeks Ended July 4, 2017	Thirteen Weeks Ended June 28, 2016	Twenty-Six Weeks Ended July 4, 2017	Twenty-Six Weeks Ended June 28, 2016

Labor expenses	$1,716	$1,708	$3,461	$2,964
Other operating costs and expenses	64	75	162	125
General and administrative expenses	3,393	4,336	6,165	8,215
Total stock-based compensation	5,173	6,119	9,788	11,304
Income tax benefit	1,979	2,340	3,744	4,324
Total stock-based compensation, net of taxes	$3,194	$3,779	$6,044	$6,980

Capitalized stock-based compensation (1)	$93	$76	$148	$149

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

Stock Options

The weighted average fair value at the grant date for options issued during the second quarter of fiscal 2017 was $12.86 per share.  The fair value of options was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the second quarter of fiscal 2017, respectively: (a) an expected option term of 6.9 years; (b) expected stock price volatility of 23.7%; (c) a risk-free interest rate of 2.0%; and (d) a dividend yield on our stock of 1.7%.  We did not issue any stock options during the second quarter of fiscal 2016.

Stock option activity during the twenty-six weeks ended July 4, 2017 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at January 3, 2017	1,955	$37.65	4.0	$42,592
Granted	199	61.49
Exercised	(289)	26.68
Forfeited or cancelled	(27)	44.86
Outstanding at July 4, 2017	1,838	$41.82	4.4	$17,393

Exercisable at July 4, 2017	1,096	$35.61	3.2	$15,782

(1)                            Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal period end date.

The total intrinsic value of options exercised during the thirteen and twenty-six weeks ended July 4, 2017 was $3.4 million and $10.0 million, respectively.  The total intrinsic value of options exercised during the thirteen and twenty-six weeks ended June 28, 2016 was $2.4 million and $18.6 million, respectively.  As of July 4, 2017, total unrecognized stock-based compensation expense related to unvested stock options was $8.7 million, which we expect to recognize over a weighted average period of approximately 3.1 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the twenty-six weeks ended July 4, 2017 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)	(Per share)

Outstanding at January 3, 2017	1,861	$45.11
Granted	306	61.42
Vested	(333)	38.85
Forfeited	(56)	43.54
Outstanding at July 4, 2017	1,778	$49.05

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant.  The weighted average fair value for restricted shares and restricted share units issued during the second quarter of fiscal 2017 and fiscal 2016 was $62.50 and $52.08, respectively.  The fair value of shares that vested during the thirteen and twenty-six weeks ended July 4, 2017 was $2.0 million and $12.9 million, respectively.  The fair value of shares that vested during the thirteen and twenty-six weeks ended June 28, 2016 was $0.3 million and $8.7 million, respectively.  As of July 4, 2017, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $46.3 million, which we expect to recognize over a weighted average period of approximately 2.8 years.

7.  Net Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, reduced by unvested restricted stock awards.  Diluted net income per share reflects the impact of outstanding equity awards, calculated using the treasury stock method.  As of July 4, 2017 and June 28, 2016, we excluded 1.1 million and 1.8 million shares, respectively, of common stock equivalents from the diluted calculation due to their anti-dilutive effect.

	Thirteen Weeks Ended July 4, 2017	Thirteen Weeks Ended June 28, 2016	Twenty-Six Weeks Ended July 4, 2017	Twenty-Six Weeks Ended June 28, 2016
	(In thousands, except per share data)
Net income	$38,166	$38,585	$73,209	$72,539

Basic weighted average shares outstanding	47,732	48,232	47,683	48,375
Dilutive effect of equity awards	1,315	1,366	1,444	1,439

Diluted weighted average shares outstanding	49,047	49,598	49,127	49,814

Basic net income per share	$0.80	$0.80	$1.54	$1.50

Diluted net income per share	$0.78	$0.78	$1.49	$1.46

8.  Segment Information

For decision-making purposes, our management reviews discrete financial information for The Cheesecake Factory, Grand Lux Cafe and Rock Sugar Pan Asian Kitchen restaurants (transitioning to RockSugar Southeast Asian Kitchen), our bakery division and our international licensing operations.  Based on quantitative thresholds set forth in ASC 280, “Segment Reporting,” The Cheesecake Factory is our only business that meets the criteria of a reportable operating segment.  Grand Lux Cafe, Rock Sugar Pan Asian Kitchen, bakery and international licensing are combined in Other.  Unallocated corporate expenses, assets and capital expenditures are presented below as reconciling items to the amounts presented in the condensed consolidated financial statements.

Segment information is presented below (in thousands):

	Thirteen Weeks Ended July 4, 2017	Thirteen Weeks Ended June 28, 2016	Twenty-Six Weeks Ended July 4, 2017	Twenty-Six Weeks Ended June 28, 2016
Revenues:
The Cheesecake Factory restaurants	$520,228	$511,918	$1,035,462	$1,018,234
Other	49,641	46,944	97,833	94,321
Total	$569,869	$558,862	$1,133,295	$1,112,555

Income/(loss) from operations:
The Cheesecake Factory restaurants (1)	$75,989	$82,285	$146,532	$156,577
Other	6,291	5,769	12,929	12,681
Corporate	(32,062)	(32,864)	(65,680)	(65,474)
Total	$50,218	$55,190	$93,781	$103,784

Depreciation and amortization:
The Cheesecake Factory restaurants	$19,091	$18,222	$38,128	$36,474
Other	2,998	2,068	5,975	4,143
Corporate	1,208	1,171	2,390	2,308
Total	$23,297	$21,461	$46,493	$42,925

Capital expenditures:
The Cheesecake Factory restaurants	$21,113	$14,640	$39,256	$36,072
Other	1,546	2,778	1,911	3,471
Corporate	1,817	349	2,532	665
Total	$24,476	$17,767	$43,699	$40,208

	July 4, 2017	January 3, 2017
Total assets:
The Cheesecake Factory restaurants	$914,981	$950,372
Other	157,119	157,842
Corporate	227,215	185,105
Total	$1,299,315	$1,293,319

(1)                    Includes $0.4 million and $1.2 million in the thirteen and twenty-six weeks ended July 4, 2017, respectively, of accelerated depreciation and impairment expense related to the relocation of one The Cheesecake Factory restaurant and the lease expiration of one The Cheesecake Factory restaurant.  These amounts were recorded in impairment of assets and lease terminations in the condensed consolidated statements of income.

9.  Subsequent Events

On July 27, 2017, our Board declared a quarterly cash dividend of $0.29 per share to be paid on August 29, 2017 to the stockholders of record at the close of business on August 16, 2017.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain information included in this Form 10-Q and other materials filed or to be filed by us with the SEC, as well as information included in oral or written statements made by us or on our behalf, may contain forward-looking statements about our current and presently expected performance trends, growth plans, business goals and other matters.  These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers.  Statements set forth in or incorporated into this report regarding our expectations for growth in company-owned and licensed locations, comparable sales, operating margins and diluted net earnings per share, as well as achieving our other financial objectives; our intention to repurchase stock, pay dividends, invest growth capital in North Italia and Flower Child, develop a fast casual concept and expand our consumer packaged goods licensing revenue; and all other statements that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Acts”).  This includes without limitation, statements with respect to future financial condition, results of operations, plans, objectives, performance and business of The Cheesecake Factory Incorporated and its subsidiaries, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions, These statements are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in such statements.

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

Our business operates in the upscale casual dining segment of the restaurant industry.  As of August 9, 2017, we operated 207 Company-owned restaurants: 193 under The Cheesecake Factory® mark, 13 under the Grand Lux Cafe® mark and one currently under the Rock Sugar Pan Asian Kitchen® mark (which is in the process of a tradename change to RockSugar Southeast Asian KitchenTM).  Internationally, 16 The Cheesecake Factory branded restaurants operated in the Middle East, China and Mexico under licensing agreements.  We also operated two bakery production facilities that produce desserts for our restaurants, international licensees and third-party bakery customers.  We are selectively pursuing other means to leverage our competitive strengths, including developing, investing in or acquiring new restaurant concepts (such as North Italia and Flower Child), and expanding The Cheesecake Factory® brand to other retail opportunities.

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

Our domestic revenue growth (comprised of our annual unit growth and comparable sales growth), combined with international growth, contribution from our incremental growth opportunities, a robust share repurchase program and our dividend provide a framework with high visibility and one that supports our long-term financial objective of mid-teens growth in total return to shareholders.  We define our total returns as earnings per share growth plus our dividend yield.  The following are the key performance levers that we believe will contribute to achieving these goals:

•            Growing Overall Revenues.  Our overall revenue growth is primarily driven by revenues from new restaurant openings, increases in comparable restaurant sales, and royalties and bakery sales from additional licensed international locations.  Changes in comparable restaurant sales come from variations in customer traffic, as well as in check average.

Our strategy is to increase comparable restaurants sales by growing check average and stabilizing customer traffic through (1) continuing to offer innovative, high quality menu items that offer customers a wide range of options in terms of flavor, price and value and (2) focusing on service and hospitality with the goal of delivering an exceptional customer experience.  We are continuing our efforts on a number of initiatives, including a greater focus on increasing customer throughput in our restaurants, building on the success of our gift card program, partnering with a third party to provide delivery services for our restaurants, capitalizing on our redesigned training programs and offering a technology for mobile payment in our restaurants.

Check average is driven by menu price increases and/or changes in menu mix.  Our philosophy with regard to menu pricing is to use price increases to help offset key operating cost increases in a manner that balances protecting both our margins and customer traffic levels.

In addition, we are pursuing a number of incremental growth opportunities, which we believe will contribute to revenue growth over time.  These include measured growth of our Grand Lux Cafe and Rock Sugar Pan Asian Kitchen concepts, our investments in North Italia and Flower Child, internal development of a fast casual concept and consumer packaged goods opportunities, including The Cheesecake Factory-branded cookie mix, cupcake mix and cheesecake mix which are now available at retail.

•            Increasing Our Operating Margins (Income from Operations Expressed as a Percentage of Revenues).  Operating margins are subject to fluctuations in commodity costs, labor, restaurant-level occupancy expenses, general and administrative expenses (“G&A”) and preopening expenses.  Our objective is to gradually increase our operating margins by capturing fixed cost leverage primarily from growth in international royalties and consumer packaged goods licensing revenue, as well as increases in comparable restaurant sales.  Maximizing our purchasing power as our business grows and operating our restaurants as productively as possible should help offset cost inflation, thereby supporting our margin expansion goal.

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

	Thirteen Weeks Ended July 4, 2017	Thirteen Weeks Ended June 28, 2016	Twenty-Six Weeks Ended July 4, 2017	Twenty-Six Weeks Ended June 28, 2016

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	22.6	22.7	22.8	23.2
Labor expenses	33.9	33.2	34.1	33.3
Other operating costs and expenses	24.1	23.6	24.1	23.5
General and administrative expenses	6.2	6.4	6.3	6.4
Depreciation and amortization expenses	4.1	3.8	4.1	3.9
Impairment of assets and lease expiration	0.1	—	0.1	—
Preopening costs	0.2	0.4	0.2	0.4
Total costs and expenses	91.2	90.1	91.7	90.7
Income from operations	8.8	9.9	8.3	9.3
Interest and other expense, net	(0.3)	(0.4)	(0.2)	(0.4)
Income before income taxes	8.5	9.5	8.1	8.9
Income tax provision	1.8	2.6	1.6	2.4
Net income	6.7%	6.9%	6.5%	6.5%

Thirteen Weeks Ended July 4, 2017 Compared to Thirteen Weeks Ended June 28, 2016

Revenues

Revenues increased 2.0% to $569.8 million for the thirteen weeks ended July 4, 2017 compared to $558.9 million for the thirteen weeks ended June 28, 2016, primarily due to new restaurant openings and third party bakery sales, partially offset by negative comparable restaurant sales.

Comparable sales at The Cheesecake Factory restaurants decreased by 0.5%, or $2.5 million, from the second quarter of fiscal 2016.  Our comparable sales decline was driven by a decline in customer traffic of 2.4%, partially offset by average check growth of 1.9% (based on an increase of 2.2% in menu pricing and a decrease of 0.3% in mix).  We implemented effective menu price increases of approximately 1.1% in the first quarter of fiscal 2017 and 1.1% during the third quarter of fiscal 2016.  Total operating weeks at The Cheesecake Factory restaurants increased 2.8% to 2,517 for the thirteen weeks ended July 4, 2017 compared to the comparable prior year period.  The Cheesecake Factory average sales per restaurant operating week decreased 1.2% to $206,700 in the second quarter of fiscal 2017 compared to $209,100 in the second quarter of fiscal 2016.

Comparable sales at our Grand Lux Cafe restaurants decreased by 1.3% from the prior year second quarter driven by a decrease in customer traffic of 3.7%, partially offset by an increase in average check.  We implemented effective menu price increases of approximately 0.8% and 1.3% during the second quarter of 2017 and the fourth quarter of fiscal 2016, respectively.

Restaurants become eligible to enter our comparable sales base in their 19th month of operation.  At July 4, 2017 there were eight The Cheesecake Factory restaurants and one Grand Lux Cafe not yet in our comparable sales base.  International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from our comparable sales calculations.  Factors outside of our control, such as macroeconomic conditions, weather patterns, timing of holidays, competition and other factors, including those referenced in Part I, Item lA, “Risk Factors,” of our Annual Report on Form 10-K for the year ended January 3, 2017, can impact comparable sales.

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

External bakery sales were $13.1 million for the second quarter of fiscal year 2017 compared to $11.8 million in the comparable prior year period.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses.  As a percentage of revenues, cost of sales was 22.6% for the second quarter of fiscal 2017 compared to 22.7% for the comparable period of fiscal 2016.

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

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 33.9% and 33.2% in the second quarters of fiscal 2017 and 2016, respectively.  This variance was driven primarily by higher wage rates, partially offset by decreased group medical costs due to lower large claims activity.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead and distribution expenses.  As a percentage of revenues, other operating costs and expenses were 24.1% and 23.6% for the thirteen weeks ended July 4, 2017 and June 28, 2016, respectively.  This variance was primarily related to higher utilities and repairs costs, as well as increased general liability insurance expense due to higher large claims activity relative to the second quarter of fiscal 2016.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, as well as the restaurant field supervision, corporate support and bakery administrative organizations.  As a percentage of revenues, G&A expenses were 6.2% and 6.4% for the second quarters of fiscal 2017 and 2016, respectively.  This decrease was primarily due to a lower corporate bonus accrual and reduced stock-based compensation expense, partially offset by an increase in legal expense.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 4.1% and 3.8% for the thirteen weeks ended July 4, 2017 and the comparable period of last year, respectively.  This increase was primarily due to expense on asset disposals and sales deleverage.

Impairment of Assets and Lease Terminations

In the second quarter of fiscal 2017, we recorded $0.4 million of accelerated depreciation and impairment expense related to the relocation of one The Cheesecake Factory restaurant and the lease expiration of one The Cheesecake Factory restaurant.  We incurred no impairment of assets and lease terminations expense during the second quarter of fiscal 2016.

Preopening Costs

Preopening costs were $1.3 million for the thirteen weeks ended July 4, 2017 compared to $2.3 million in the comparable period of fiscal 2016.  We relocated one The Cheesecake Factory restaurant in the second quarter of fiscal 2017 compared to opening one new The Cheesecake Factory restaurant in the comparable prior year period.  Preopening costs include all costs to relocate and compensate restaurant management employees during the preopening period, costs to recruit and train hourly restaurant employees, and wages, travel and lodging costs for our opening training team and other support staff members.  Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities.  Preopening costs can fluctuate significantly from period to period based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Interest and Other Expense, Net

Interest and other expense, net decreased to $1.6 million for the second quarter of fiscal 2017 compared to $2.2 million for the comparable period last year.  Interest expense associated with landlord construction allowances deemed to be financings in accordance with accounting guidance was $1.6 million and $1.4 million in the second quarters of fiscal 2017 and 2016, respectively.

Income Tax Provision

Our effective income tax rate was 21.5% for the second quarter of fiscal 2017 compared to 27.2% for the comparable prior year period.  This decrease was primarily due to the implementation of new accounting guidance that requires the tax impact of stock options exercised and vested restricted stock to be recorded in the income tax provision instead of additional paid-in capital, as well as a higher proportion of FICA tip credit in relation to pre-tax income.  (See “Recent Accounting Pronouncements” in Note 1 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of this accounting change.)

Twenty-Six Weeks Ended July 4, 2017 Compared to Twenty-Six Weeks Ended June 28, 2016

Revenues

Revenues increased 1.9% to $1,133.3 million for the twenty-six weeks ended July 4, 2017 compared to $1,112.6 million for the twenty-six weeks ended June 28, 2016, primarily due to new restaurant openings and third party bakery sales, partially offset by negative comparable restaurant sales.

Comparable sales at The Cheesecake Factory restaurants decreased by 0.1%, or $1.0 million, from the first half of fiscal 2016.  Our comparable sales decline was driven by a decline in customer traffic of 2.3%, partially offset by average check growth of 2.2% (based on an increase of 2.4% in menu pricing and a decrease of 0.2% in mix).  Total operating weeks at The Cheesecake Factory restaurants increased 3.2% to 5,039 for the twenty-six weeks ended July 4, 2017 compared to the comparable prior year period.  The Cheesecake Factory average sales per restaurant operating week decreased 1.4% to $205,500 in the first half of fiscal 2017 compared to $208,500 in the first half of fiscal 2016.

Comparable sales at our Grand Lux Cafe restaurants decreased by 2.1% from the first half of fiscal 2016 driven by a decrease in customer traffic of 4.4%, partially offset by an increase in average check.

External bakery sales were $25.3 million for the first half of fiscal year 2017 compared to $23.1 million in the comparable prior year period.

Cost of Sales

As a percentage of revenues, cost of sales was 22.8% for the first half of fiscal 2017 compared to 23.2% for the comparable period of fiscal 2016, primarily driven by lower dairy costs and favorability across various other categories.

Labor Expenses

As a percentage of revenues, labor expenses were 34.1% and 33.3% in the first half of fiscal 2017 and 2016, respectively.  This variance was driven primarily by higher wage rates and sales deleverage, partially offset by decreased group medical costs due to lower large claims activity.

Other Operating Costs and Expenses

As a percentage of revenues, other operating costs and expenses were 24.1% and 23.5% for the twenty-six weeks ended July 4, 2017 and June 28, 2016, respectively.  This variance was primarily related to higher utilities and repairs costs, as well as increased general liability insurance expense due to higher large claims activity relative to the first half of fiscal 2016.

General and Administrative Expenses

As a percentage of revenues, G&A expenses were 6.3% and 6.4% for the first half of fiscal 2017 and 2016, respectively.  This decrease was primarily due to a lower corporate bonus accrual and reduced stock-based compensation expense, partially offset by an increase in legal expenses.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 4.1% and 3.9% for the twenty-six weeks ended July 4, 2017 and the comparable period of last year, respectively.  This increase was primarily due to expense on asset disposals and sales deleverage.

Impairment of Assets and Lease Terminations

In the first half of fiscal 2017, we recorded $1.2 million of accelerated depreciation and impairment expense related to the relocation of one The Cheesecake Factory restaurant and the lease expiration of one The Cheesecake Factory restaurant.  We incurred no impairment of assets and lease terminations expense during the first half of fiscal 2016.

Preopening Costs

Preopening costs were $2.3 million for the twenty-six weeks ended July 4, 2017 compared to $4.6 million in the comparable period of fiscal 2016.  We relocated one The Cheesecake Factory restaurant in the second quarter of fiscal 2017 compared to opening two new The Cheesecake Factory restaurants in the first half of the prior year.

Interest and Other Expense, Net

Interest and other expense, net decreased to $2.8 million for the first half of fiscal 2017 compared to $4.5 million for the comparable period last year.  Interest expense associated with landlord construction allowances deemed to be financings in accordance with accounting guidance was $3.1 million and $2.8 million in the first half of fiscal 2017 and 2016, respectively.

Income Tax Provision

Our effective income tax rate was 19.5% for the first half of fiscal 2017 compared to 26.9% for the comparable prior year period.  This decrease is primarily due to the implementation of new accounting guidance that requires the tax impact of stock options exercised and vested restricted stock to be recorded in the income tax provision instead of additional paid-in capital, as well as a higher proportion of FICA tip credit in relation to pre-tax income.  (See “Recent Accounting Pronouncements” in Note 1 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of this accounting change.)

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen Weeks Ended July 4, 2017	Thirteen Weeks Ended June 28, 2016	Twenty-Six Weeks Ended July 4, 2017	Twenty-Six Weeks Ended June 28, 2016

Net income	$38,166	$38,585	$73,209	$72,539
After-tax impact from:
Impairment of assets and lease terminations (1)	267	—	739	—
Adjusted net income	$38,433	$38,585	$73,948	$72,539

Diluted net income per share	$0.78	$0.78	$1.49	$1.46
After-tax impact from:
Impairment of assets and lease terminations (1)	0.00	—	0.02	—
Adjusted diluted net income per share	$0.78	$0.78	$1.51	$1.46

(1)           Includes $0.3 million and $0.7 million incurred in the thirteen and twenty-six weeks ended July 4, 2017, respectively, of accelerated depreciation and impairment expense related to the relocation of one The Cheesecake Factory restaurant and the lease expiration of one The Cheesecake Factory restaurant.  The associated pre-tax amount was $0.4 million and 1.2 million, respectively.  These amounts were recorded in impairment of assets and lease terminations in the condensed consolidated statements of income.

Fiscal 2017 Outlook

For the third quarter of fiscal 2017, we estimate diluted net income per share will be between $0.60 and $0.64 based on an assumed comparable restaurant sales decline of between 1% and 2% at The Cheesecake Factory restaurants.

We estimate adjusted diluted net income per share for fiscal 2017 will be between $2.62 and $2.70 based on an assumed comparable sales decline of approximately 1% at The Cheesecake Factory restaurants, as well as the following cost assumptions. We currently expect food cost inflation of about 1% to 2% for fiscal 2017 as we anticipate higher prices in seafood, produce and dairy costs, partially offset by lower meat costs.  In fiscal 2017, we are estimating wage rate inflation of approximately 5% and an operating margin of approximately 7.5%.  We also expect a corporate tax rate of approximately 22%, reflecting the adoption of new accounting guidance related to stock-based compensation.  (See “Recent Accounting Pronouncements” in Note 1 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of this change.)  Adjusted diluted net income per share excludes $1.2 million of accelerated depreciation and impairment expense related to the relocation of one The Cheesecake Factory restaurant and the lease expiration of one The Cheesecake Factory restaurant.

In fiscal 2017, we plan to open as many as eight new restaurants.  This includes the relocation of one The Cheesecake Factory restaurant, which opened in June, and our second RockSugar Southeast Asian Kitchen.  In addition to these Company-owned locations, we expect as many as four restaurants to open internationally under licensing agreements in fiscal 2017, one of which opened in Hong Kong in May.

We expect fiscal 2017 cash capital expenditures to range between $125 million and $135 million and anticipate utilizing substantially all of our free cash flow, plus proceeds received from employee stock option exercises, for dividends and share repurchases.  (See “Liquidity and Capital Resources” for further discussion of expected 2017 capital expenditures.)

Liquidity and Capital Resources

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Twenty-Six Weeks Ended July 4, 2017	Twenty-Six Weeks Ended June 28, 2016
Cash provided by operating activities	$113.9	$158.4
Capital expenditures	$(43.7)	$(40.2)
Investment in unconsolidated affiliates	$(9.0)	$—
Proceeds from exercise of stock options	$7.7	$13.8
Treasury stock purchases	$(30.6)	$(76.6)
Cash dividends paid	$(23.2)	$(19.6)

During the twenty-six weeks ended July 4, 2017, our cash and cash equivalents increased by $12.5 million to $66.3 million.  This increase was primarily attributable to cash provided by operating activities and proceeds from exercises of employee stock options, partially offset by capital expenditures, treasury stock purchases, dividend payments and growth capital investments in North Italia and Flower Child.

For fiscal 2017, we currently estimate our cash outlays for capital expenditures to range between $125 million and $135 million, net of agreed-upon up-front cash landlord construction contributions and excluding $12.6 million of expected non-capitalizable preopening costs for new restaurants.  The amount reflected as additions to property and equipment in the condensed consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each lease.  Our estimate for capital expenditures for fiscal 2017 contemplates a net outlay of $67 million to $73 million for as many as eight restaurants expected to be opened during fiscal 2017.  Expected fiscal 2017 capital expenditures also include $37 million to $40 million for replacements, enhancements and capacity additions to our existing restaurants and $21 million to $22 million for bakery and corporate infrastructure investments, including the commencement of an infrastructure upgrade of our California bakery.

During fiscal 2016, we entered into a strategic relationship with Fox Restaurant Concepts LLC (“FRC”) with respect to two of its brands, North Italia and Flower Child, that share a number of parallels with us in terms of culture and philosophy, and that we believe have significant opportunity for growth.  FRC, or its affiliates, will continue to own the intellectual property, manage day-to-day operations and provide infrastructure support to facilitate the near-term growth of both of these concepts.  We made initial minority equity investments of $42 million in these concepts during fiscal 2016 and will provide ongoing growth capital over time, including an additional $9 million invested during the second quarter of fiscal 2017.  We have the right, and an obligation if certain financial, legal and operational conditions are met, to acquire the remaining interest in either or both of these concepts in the next two to four years.  These transactions are not expected to have a material impact on our financial condition over the next several years, and we do not anticipate that we will need to incur debt to fund our ongoing growth capital commitments during the investment period.  Should we ultimately acquire one or both concepts, we would evaluate the appropriate capital structure at that time.

We maintain a $200 million unsecured revolving credit facility (“Facility”), $50 million of which may be used for issuances of letters of credit.  Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs.  The Facility, which matures on December 22, 2020, contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the participating lenders electing to increase their commitments or by means of the addition of new lenders.   Certain of our material subsidiaries guarantee our obligations under the Facility.  We did not borrow or repay any amounts under the Facility during the second quarter of fiscal 2017.  At July 4, 2017, we had net availability for borrowings of $177.5 million, based on a zero outstanding debt balance and $22.5 million in standby letters of credit. The Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio.  We were in compliance with the covenants in effect at July 4, 2017.  (See Note 3 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

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

On July 21, 2016, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 56.0 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 47.5 million shares at a total cost of $1,440.4 million through July 4, 2017, including 0.4 million shares at a cost of $21.3 million during the second quarter of fiscal 2017.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, including dividend payments and growth capital contributions to North Italia and Flower Child, a review of our capital structure and cost of capital, our share price and current market conditions.  The timing and number of shares repurchased are also subject to legal constraints and financial covenants under our Facility that limit share repurchases based on a defined ratio.  (See Note 3 of Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for further discussion of our long-term debt.)  Our objectives with regard to share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.  (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.)

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

As of July 4, 2017, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties other than the arrangement with FRC that we entered into in fiscal 2016.  Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We purchase food and other commodities for use in our operations, based on market prices established with our suppliers. Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control.  Substantially all of our ingredients and supplies are available from multiple qualified suppliers, which helps mitigate our risk of commodity availability and obtain competitive prices.  We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as cream cheese, depending on market conditions and expected demand. Historically, we were unable to contract directly for extended periods of time for certain of our commodities such as certain produce items, wild-caught fresh fish and certain dairy products.  During 2015, we began entering into longer-term fixed pricing agreements for additional dairy items, and we continue to evaluate the possibility of entering into similar arrangements for additional commodities.  We also periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing our risk and variability in these categories.  Although these vehicles and markets may be available to us, we may choose not to enter into contracts due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors.  Where we had not entered into long-term contracts, commodities can be subject to unforeseen supply and cost fluctuations, which at times may be significant.  Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be even more susceptible to price fluctuation than other products.  We may or may not have the ability to increase menu prices, or vary menu items, in response to food commodity price increases.  For each of the second quarters of fiscal 2017 and 2016, a hypothetical increase of 1% in food costs would have negatively impacted cost of sales by $1.3 million.  For both the twenty-six weeks ended July 4, 2017 and June 28, 2016, a hypothetical increase of 1% in food costs would have negatively impacted cost of sales by $2.6 million.

We are exposed to market risk from interest rate changes on our funded debt.  This exposure relates to the component of the interest rate on our Facility that is indexed to market rates.  As of July 4, 2017 and January 3, 2017, we had no debt outstanding under the Facility.  Therefore, we had no exposure to interest rate fluctuations on funded debt at those dates.  (See Note 3 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our Executive Savings Plan, a non-qualified deferred compensation plan, to the extent these investments are not equivalent to the related liability.  In addition, because changes in these investments are not taxable, the full impact of gains or losses directly affects net income.  Based on balances at July 4, 2017 and January 3, 2017, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes.  However, under such scenario net income would have declined by $2.2 million at July 4, 2017 and $2.0 million at January 3, 2017.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 4, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended July 4, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information regarding our purchase of our common stock during the thirteen weeks ended July 4, 2017 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 5 — May 9, 2017	1	$63.55	—	8,863
May 10 — June 6, 2017	349	58.58	341	8,514
June 7 — July 4, 2017	13	57.30	—	8,501
Total	363		341

(1)  The total number of shares purchased includes 21,731 shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

On July 21, 2016, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 56.0 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 47.5 million shares at a total cost of $1,440.4 million through July 4, 2017, including 0.4 million shares at a cost of $21.3 million during the second quarter of fiscal 2017.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.)

Our Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio.  (See Note 3 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

Item 6.  Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
10.1	Employment Agreement between The Cheesecake Factory Incorporated and Matthew E. Clark effective as of July 7, 2017*	8-K	000-20574	99.1	6/13/2017

10.2	The Cheesecake Factory 2010 Stock Incentive Plan, as amended April 5, 2017 and approved by Registrant’s stockholders on June 8, 2017	Def 14A	000-20574	Appendix A	4/25/2017

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer**	—	—	—	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer**	—	—	—	Filed herewith

101	XBRL (Extensible Business Reporting Language) The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2017, formatted in Extensive Business Reporting Language (XBRL), (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statement of stockholders’ equity, (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements.	—	—	—	Filed herewith

*                 Management contract or compensatory plan or arrangement required to be filed as an exhibit

**          A certification furnished pursuant to Item 601(b)(2) of the Regulations S-K will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section.  Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2017	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MATTHEW E. CLARK
Matthew E. Clark
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann
Senior Vice President, Finance and Corporate Controller
(Principal Accounting Officer)