Form 10-Q
period 2017-10-03
CHEESECAKE FACTORY INC
filed 2017-11-08
CIK 887596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2017

or

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

As of November 1, 2017, 45,785,285 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 3, 2017	January 3, 2017

ASSETS
Current assets:
Cash and cash equivalents	$19,795	$53,839
Accounts receivable	13,195	15,632
Income taxes receivable	5,038	—
Other receivables	33,897	64,592
Inventories	44,195	34,926
Prepaid expenses	48,521	52,438
Total current assets	164,641	221,427
Property and equipment, net	933,484	910,134
Other assets:
Intangible assets, net	23,546	23,054
Prepaid rent	39,652	42,162
Other	114,005	96,542
Total other assets	177,203	161,758
Total assets	$1,275,328	$1,293,319
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,572	$41,564
Income taxes payable	—	2,299
Gift card liability	116,419	153,629
Other accrued expenses	159,823	179,034
Total current liabilities	322,814	376,526

Deferred income taxes	83,540	82,401
Deferred rent	74,784	71,575
Deemed landlord financing liability	113,607	100,576
Long-term debt	30,000	—
Other noncurrent liabilities	67,224	59,034
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 95,271,640 and 94,672,037 issued at October 3, 2017 and January 3, 2017, respectively	953	947
Additional paid-in capital	797,505	774,137
Retained earnings	1,301,209	1,238,012
Treasury stock, 49,143,167 and 46,979,659 shares at cost at October 3, 2017 and January 3, 2017, respectively	(1,516,269)	(1,409,889)
Accumulated other comprehensive loss	(39)	—
Total stockholders’ equity	583,359	603,207
Total liabilities and stockholders’ equity	$1,275,328	$1,293,319

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended October 3, 2017	Thirteen Weeks Ended September 27, 2016	Thirty-Nine Weeks Ended October 3, 2017	Thirty-Nine Weeks Ended September 27, 2016

Revenues	$555,392	$560,018	$1,688,687	$1,672,573

Costs and expenses:
Cost of sales	127,453	128,838	385,373	386,544
Labor expenses	193,466	186,567	580,364	557,436
Other operating costs and expenses	138,423	134,877	411,534	396,414
General and administrative expenses	35,364	36,057	106,946	107,179
Depreciation and amortization expenses	22,999	21,634	69,492	64,559
Impairment of assets and lease terminations	—	—	1,231	—
Preopening costs	3,370	1,982	5,649	6,594
Total costs and expenses	521,075	509,955	1,560,589	1,518,726
Income from operations	34,317	50,063	128,098	153,847
Interest and other expense, net	(1,600)	(2,477)	(4,426)	(6,962)
Income before income taxes	32,717	47,586	123,672	146,885
Income tax provision	6,272	13,012	24,018	39,772
Net income	$26,445	$34,574	$99,654	$107,113

Net income per share:
Basic	$0.57	$0.72	$2.11	$2.22
Diluted	$0.56	$0.70	$2.05	$2.16

Weighted average shares outstanding:
Basic	46,602	47,815	47,323	48,188
Diluted	47,519	49,212	48,582	49,604

Cash dividends declared per common share	$0.29	$0.24	$0.77	$0.64

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Thirteen Weeks Ended October 3, 2017	Thirteen Weeks Ended September 27, 2016	Thirty-Nine Weeks Ended October 3, 2017	Thirty-Nine Weeks Ended September 27, 2016

Net income	$26,445	$34,574	$99,654	$107,113
Other comprehensive loss:
Foreign currency translation adjustment	(39)	—	(39)	—
Other comprehensive loss	(39)	—	(39)	—
Total comprehensive income	$26,406	$34,574	$99,615	$107,113

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance, January 3, 2017	94,672	$947	$774,137	$1,238,012	$(1,409,889)	$—	$603,207
Net income	—	—	—	99,654	—	—	99,654
Foreign currency translation adjustment	—	—	—	—	—	(39)	(39)
Cash dividends declared	—	—	—	(36,457)	—	—	(36,457)
Stock-based compensation	—	—	15,274	—	—	—	15,274
Common stock issued under stock-based compensation plans	600	6	8,094	—	—	—	8,100
Treasury stock purchases	—	—	—	—	(106,380)	—	(106,380)
Balance, October 3, 2017	95,272	$953	$797,505	$1,301,209	$(1,516,269)	$(39)	$583,359

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended October 3, 2017	Thirty-Nine Weeks Ended September 27, 2016

Cash flows from operating activities:
Net income	$99,654	$107,113
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	69,492	64,559
Deferred income taxes	1,139	564
Impairment of assets and lease terminations	1,491	—
Stock-based compensation	15,067	16,177
Tax impact of stock options exercised, net of cancellations	—	8,450
Other	—	2,945
Changes in assets and liabilities:
Accounts receivable	2,437	209
Other receivables	30,695	41,893
Inventories	(9,269)	(1,531)
Prepaid expenses	3,917	5,639
Other assets	(6,045)	(2,201)
Accounts payable	(2,042)	(4,526)
Income taxes receivable/payable	(7,337)	18,280
Other accrued expenses	(44,989)	(32,520)
Cash provided by operating activities	154,210	225,051
Cash flows from investing activities:
Additions to property and equipment	(73,417)	(70,607)
Additions to intangible assets	(903)	(1,294)
Investment in unconsolidated affiliates	(9,000)	—
Cash used in investing activities	(83,320)	(71,901)
Cash flows from financing activities:
Deemed landlord financing proceeds	3,216	2,673
Deemed landlord financing payments	(3,214)	(2,705)
Borrowings on credit facility	30,000	—
Proceeds from exercise of stock options	8,100	18,923
Cash dividends paid	(36,632)	(31,049)
Treasury stock purchases	(106,380)	(119,001)
Cash used in financing activities	(104,910)	(131,159)
Foreign currency translation adjustment	(24)	—
Net change in cash and cash equivalents	(34,044)	21,991
Cash and cash equivalents at beginning of period	53,839	43,854
Cash and cash equivalents at end of period	$19,795	$65,845

Supplemental disclosures:
Interest paid	$5,155	$4,719
Income taxes paid	$30,195	$12,769
Construction payable	$13,556	$9,161

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

We recorded $1.2 million in the thirty-nine weeks ended October 3, 2017 of accelerated depreciation and impairment expense related to the relocation of one The Cheesecake Factory restaurant and the lease expiration of one The Cheesecake Factory restaurant.

Foreign Currency

The Canadian dollar is the functional currency for our Canadian restaurant operations.  Revenue and expense accounts are translated into U.S. dollars using the average exchange rates during the reporting period.  Assets and liabilities are translated using the exchange rates in effect at the reporting period end date.  Equity accounts are translated at historical rates, except for the change in retained earnings which is the result of the income statement translation process.  Translation gains and losses are reported as a separate component in our condensed consolidated statements of comprehensive income and would only be realized upon the sale or upon complete or substantially complete liquidation of the business.  Gains and losses from foreign currency transactions are recognized in our condensed consolidated statements of income in interest and other expense, net.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance affecting all entities that issue share-based payment awards to their employees.  This update covers such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows.  This guidance is effective for annual and interim periods beginning after December 15, 2016.  We adopted these provisions prospectively in the first quarter of fiscal 2017.  This guidance requires the tax impact of stock options exercised and vested restricted stock to be recorded in the income tax provision instead of additional paid-in capital, which decreased our income tax provision by $0.2 million and $5.7 million in the thirteen and thirty-nine weeks ended October 3, 2017, respectively.  In addition, the excess tax benefit related to stock options exercised is no longer reclassified from cash flows from operating activities to cash flows from financing activities on the condensed consolidated statements of cash flows.  In this filing, we adjusted the prior year condensed consolidated statements of cash flows to conform to the current year presentation.  We will continue to estimate forfeitures each period, so there is no change to our accounting policy related to forfeitures.

In February 2016, the FASB issued guidance that requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset.  The standard also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases.  This update is effective for annual and interim periods beginning after December 15, 2018 and requires a modified retrospective approach.  Although early adoption is permitted, we will adopt these provisions in the first quarter of fiscal 2019.  This guidance will have a material effect on our condensed consolidated balance sheets.

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

In May 2014, the FASB issued accounting guidance that provides a comprehensive new revenue recognition model that supersedes most of the existing revenue recognition requirements and requires entities to recognize revenue at an amount that reflects the consideration to which a company expects to be entitled in exchange for transferring goods or services to a customer.  In August 2015, the FASB deferred the effective date of this standard by one year with early adoption permitted no earlier than the original effective date.  The guidance is now effective for us beginning in the first quarter of fiscal 2018.  In March and April 2016, the FASB provided additional guidance related to implementation.  This standard is not expected to have a material impact on our condensed consolidated financial statements.

2.  Inventories

Inventories consisted of (in thousands):

	October 3, 2017	January 3, 2017

Restaurant food and supplies	$17,447	$16,555
Bakery finished goods and work in progress(1)	21,064	12,121
Bakery raw materials and supplies	5,684	6,250
Total	$44,195	$34,926

(1)  We began construction of an infrastructure upgrade to our California bakery and anticipate that we will shut down production at this facility for several months in fiscal 2018.  Accordingly, we are increasing our finished goods inventory temporarily to support operations during the period that the California bakery will be closed.

3.  Long-Term Debt

We maintain a $200 million unsecured revolving credit facility (“Facility”), $50 million of which may be used for issuances of letters of credit.  Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs.  The Facility, which matures on December 22, 2020, contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the participating lenders electing to increase their commitments or by means of the addition of new lenders.   Certain of our material subsidiaries guarantee our obligations under the Facility.  During the third quarter of fiscal 2017, we borrowed $30.0 million on the Facility to fund a portion of our stock repurchases.  At October 3, 2017, we had net availability for borrowings of $149.3 million, based on a $30.0 million outstanding debt balance and $20.7 million in standby letters of credit.

We are subject to certain financial covenants under the Facility requiring us to maintain (i) a maximum “Net Adjusted Leverage Ratio” of 4.0 and (ii) a minimum EBITDAR to interest and rental expense ratio (“EBITDAR Ratio”) of 1.9, with each of the capitalized terms in this Note 3 defined in the Facility or in this Note 3.  The Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio, and also sets forth negative covenants that restrict indebtedness, liens, investments, sales of assets, fundamental changes and other matters.  Our Net Adjusted Leverage and EBITDAR Ratios were 2.7 and 2.9, respectively, at October 3, 2017, and we were in compliance with all covenants in effect at that date.

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

4. Commitments and Contingencies

On November 26, 2014, a former restaurant hourly employee filed a class action lawsuit in the San Diego County Superior Court, alleging that the Company violated the California Labor Code and California Business and Professions Code, by failing to pay overtime, to permit required rest breaks and to provide accurate wage statements, among other claims (Masters v. The Cheesecake Factory Restaurants, Inc., et al.; Case No 37-2014-00040278).  By stipulation, the parties agreed to transfer Case No. 37-2014-00040278 to the Orange County Superior Court.  On March 2, 2015, Case No. 37-2014-00040278 was officially transferred and assigned a new Case No. 30-2015-00775529 in the Orange County Superior Court.  On June 27, 2016, we gave notice to the court that Case Nos. CIV1504091 and BC603620 described below may be related.  On May 23, 2017, the parties participated in voluntary mediation, which concluded without resolution. Subsequent to the plaintiff filing a second amended complaint on July 14, 2017, the parties agreed to resume mediation.  The plaintiff seeks unspecified amounts of fees, penalties and other monetary payments on behalf of the plaintiff and other purported class members.  We intend to vigorously defend this action.  Based upon the current status of this matter, we have reserved an immaterial amount.

On May 28, 2015, a group of current and former restaurant hourly employees filed a class action lawsuit in the United States District Court for the Eastern District of New York, alleging that the Company violated the Fair Labor Standards Act and New York Labor Code, by requiring employees to purchase uniforms for work and violated the State of New York’s minimum wage and overtime provisions (Guglielmo v. The Cheesecake Factory Restaurants, Inc., et al; Case No. 2:15-CV-03117).  On September 8, 2015, the Company filed its response to the complaint, requesting the court to compel arbitration against opt-in plaintiffs with valid arbitration agreements.  On July 21, 2016, the court issued an order confirming the agreement of the parties to dismiss all class claims with prejudice and to allow the case to proceed as a collective action covering a limited number of the Company’s restaurants in the State of New York.  On July 31, 2017, the parties participated in voluntary mediation, which concluded without resolution.  The plaintiffs seek unspecified amounts of penalties and other monetary payments.  We intend to vigorously defend this action.  However, it is not possible at this time to reasonably estimate the outcome of or any potential liability from this matter and, accordingly, we have not reserved for any potential future payments.

On November 10, 2015, a current restaurant hourly employee filed a class action lawsuit in the Marin County Superior Court, alleging that the Company failed to provide complete and accurate wage statements as set forth in the California Labor Code.  On January 26, 2016, the plaintiff filed a First Amended Complaint.  The lawsuit seeks unspecified penalties under California’s Private Attorneys General Act (“PAGA”) in addition to other monetary payments (Brown v. The Cheesecake Factory Restaurants, Inc.; Case No. CIV1504091).  On April 18, 2016, the court granted our motion to compel individual arbitration of the plaintiff’s wage statement claim and stayed the PAGA claim until completion of the individual arbitration. On June 28, 2016, we gave notice to the court that Case Nos. 30-2015-00775529 and BC603620 may be related.  On September 6, 2016, the parties engaged in settlement discussion and reached agreement on the terms of a final settlement agreement. On February 21, 2017, the court granted the parties’ motion for preliminary approval of the class action settlement, and preliminarily enjoined the plaintiffs in Case Nos. 30-2015-00775529 and 37-2014-00040278 from prosecuting any claims released in Case No. CIV1504091.  On July 11, 2017, the court signed the Order and Judgment Granting Final Approval of Class Action Settlement in Case No. CIV1504091.  The settlement agreement is a full and final resolution of Case No. CIV150491 and a partial resolution of Case Nos. 30-2015-00775529 and BC603620.  We have reserved an immaterial amount to comply with our obligations under the approved settlement agreement.

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

On April 24, 2016, a class action lawsuit was filed in the United States District Court for the Eastern District of New York alleging that the Company violated the New York deceptive business practices statute by improperly calculating suggested gratuities on split payment checks (Rodriguez v. The Cheesecake Factory Restaurants, Inc.; Case No. 2:16-cv-02006-JFB-AKT).  The lawsuit seeks unspecified penalties in addition to other monetary payments.  On September 1, 2016, the Company filed a motion to dismiss the plaintiff’s complaint.  On October 10, 2016, the plaintiff filed an amended complaint to limit the scope of the complaint to the State of New York only.  On August 11, 2017, the court granted the Company’s motion to dismiss Case No. 2:16-cv-02006-JFB-AKT in its entirety with prejudice.  On September 14, 2017, the plaintiff in Case No. 2:16-cv-02006-JFB-AKT filed a notice of appeal with the United States Court of Appeals for the Second Circuit, which was subsequently withdrawn.

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

During the first quarter of fiscal 2017, the Internal Revenue Service (“IRS”) issued its examination report for tax years 2010, 2011 and 2012 in which they disallowed a total of $12.9 million of our §199 Domestic Production Activity Deductions for the subject years.  On February 27, 2017, we submitted a Protest Memorandum indicating our disagreement with the disallowance and requesting a review of our case by the Appeals Division of the IRS.  Our case is now under the jurisdiction of the Appeals Division, and on August 8, 2017 we held an opening conference with the Appeals Team Case Leader in the Los Angeles Appeals office.  We intend to vigorously defend our position and, based on our analysis of the law, regulations and relevant facts, we believe our position will be sustained.  Based on the current status of this matter, we have not reserved for any potential future payments.

On February 3, 2017, a class action lawsuit was filed in the United States District Court for the Southern District of Florida, alleging that the Company violated the Fair and Accurate Credit Transaction Act, by failing to properly censor consumer credit or debit card information.  (Muransky v. The Cheesecake Factory Incorporated; Case No. 0:17-cv-60229-JEM).  On February 21, 2017 and February 28, 2017, two additional lawsuits were filed in California and New York, respectively, alleging similar claims to Case No. 0:17-cv-60229-JEM. (Tibbits v. The Cheesecake Factory Incorporated; Case No. 1:17-cv-00968 ( E.D.N.Y.); Zhang v. The Cheesecake Factory Incorporated; Case No 8:17-cv-00357 (C.D. Cal.)).  The Company filed a motion to transfer and dismiss Case No. 0:17-cv-60229-JEM on March 24, 2017 and similarly filed a motion to transfer and dismiss Case No. 1:17-cv-00968 on April 7, 2017.  On October 16, 2017, the Florida court granted the Company’s motion to transfer Case No. 0:17-cv-60229JEM to California to be consolidated with Case No. 8:17-cv-00357, and the plaintiff filed a motion for reconsideration thereof.  The plaintiff in Case No. 1:17-cv-00968 has agreed to transfer its case to California to be consolidated with Case No 8:17-cv-00357.  The lawsuits seek unspecified penalties in addition to other monetary payments.  We intend to vigorously defend these actions.  However, it is not possible at this time to reasonably estimate the outcome of or any potential liability from these matters and, accordingly, we have not reserved for any potential future payments.

On February 3, 2017, five present and former restaurant hourly employees filed a class action lawsuit in the San Diego County Superior Court, alleging that the Company violated the California Labor Code and California Business and Professions Code, by failing to permit required meal and rest breaks, and failing to provide accurate wage statements, among other claims. (Abdelaziz v. The Cheesecake Factory Restaurants, Inc., et al.; Case No 37-2016-00039775-CU-OE-CTL).  On February 22, 2017, a lawsuit was filed in the San Diego County Superior Court, alleging similar claims to Case No. 37-2016-00039775-CU-OE-CTL (Rodriguez v. The Cheesecake Factory Restaurants, Inc., et al.; Case No. 37-2017-00006571-CU-OE-CTL).  The San Diego County Superior Court consolidated Case Nos. 37-2016-00039775-CU-OR-CTL and 37-2017-00006571-CU-OE-CTL.  These lawsuits seek unspecified penalties under the California Private Attorneys’ General Act in addition to other monetary payments.  We intend to vigorously defend these actions.  However, it is not possible at this time to reasonably estimate the outcome of or any potential liability from this matter and, accordingly, we have not reserved for any potential future payments.

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

5. Stockholders’ Equity

On July 27, 2017, our Board of Directors (“Board”) declared a quarterly cash dividend of $0.29 per share that was paid on August 29, 2017 to the stockholders of record at the close of business on August 16, 2017.  Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of our Facility and such other factors that the Board considers relevant.

On July 21, 2016, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 56.0 million shares.  Under this and all previous authorizations, we cumulatively repurchased 49.1 million shares at a total cost of $1,516.3 million through October 3, 2017, including 1.6 million shares at a cost of $75.8 million during the third quarter of fiscal 2017.  Repurchased common stock is reflected as a reduction of stockholders’ equity in treasury stock.  Share repurchases have been executed  under stock repurchase plans adopted from time to time by our Board in furtherance of its repurchase authorization and are intended to qualify for safe harbor protection in accordance with Rule 10b5-1 and Rule 10b-18 of the Securities Act of 1934.  Repurchases made during the third quarter of fiscal 2017 were made under a stock repurchase plan adopted by our Board on April 27, 2017, effective from July 5, 2017 through December 29, 2017.

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

The following table presents information related to stock-based compensation, net of forfeitures (in thousands):

	Thirteen Weeks Ended October 3, 2017	Thirteen Weeks Ended September 27, 2016	Thirty-Nine Weeks Ended October 3, 2017	Thirty-Nine Weeks Ended September 27, 2016

Labor expenses	$1,726	$1,494	$5,187	$4,458
Other operating costs and expenses	64	61	226	186
General and administrative expenses	3,489	3,318	9,654	11,533
Total stock-based compensation	5,279	4,873	15,067	16,177
Income tax benefit	2,019	1,864	5,763	6,188
Total stock-based compensation, net of taxes	$3,260	$3,009	$9,304	$9,989

Capitalized stock-based compensation (1)	$58	$104	$207	$253

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

Stock Options

We did not issue any stock options during the third quarters of fiscal 2017 or fiscal 2016.  Stock option activity during the thirty-nine weeks ended October 3, 2017 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at January 3, 2017	1,955	$37.65	4.0	$42,592
Granted	199	61.49
Exercised	(307)	26.37
Forfeited or cancelled	(69)	46.06
Outstanding at October 3, 2017	1,778	$41.88	4.1	$9,184

Exercisable at October 3, 2017	1,073	$35.91	2.9	$8,734

(1)                              Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal period end date.

The total intrinsic value of options exercised during the thirteen and thirty-nine weeks ended October 3, 2017 was $0.4 million and $10.4 million, respectively.  The total intrinsic value of options exercised during the thirteen and thirty-nine weeks ended September 27, 2016 was $6.0 million and $24.6 million, respectively.  As of October 3, 2017, total unrecognized stock-based compensation expense related to unvested stock options was $6.3 million, which we expect to recognize over a weighted average period of approximately 2.8 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the thirty-nine weeks ended October 3, 2017 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)	(Per share)

Outstanding at January 3, 2017	1,861	$45.11
Granted	400	56.86
Vested	(396)	38.27
Forfeited	(103)	44.98
Outstanding at October 3, 2017	1,762	$49.12

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant.  The weighted average fair value for restricted shares and restricted share units issued during the third quarter of fiscal 2017 and fiscal 2016 was $42.03 and $50.44, respectively.  The fair value of shares that vested during the thirteen and thirty-nine weeks ended October 3, 2017 was $2.2 million and $15.1 million, respectively.  The fair value of shares that vested during the thirteen and thirty-nine weeks ended September 27, 2016 was $1.4 million and $10.1 million, respectively.  As of October 3, 2017, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $39.4 million, which we expect to recognize over a weighted average period of approximately 2.7 years.

7.  Net Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, reduced by unvested restricted stock awards.  Diluted net income per share reflects the impact of outstanding equity awards, calculated using the treasury stock method.  As of October 3, 2017 and September 27, 2016, we excluded 1.3 million and 1.4 million shares, respectively, of common stock equivalents from the diluted calculation due to their anti-dilutive effect.

	Thirteen Weeks Ended October 3, 2017	Thirteen Weeks Ended September 27, 2016	Thirty-Nine Weeks Ended October 3, 2017	Thirty-Nine Weeks Ended September 27, 2016
	(In thousands, except per share data)
Net income	$26,445	$34,574	$99,654	$107,113

Basic weighted average shares outstanding	46,602	47,815	47,323	48,188
Dilutive effect of equity awards	917	1,397	1,259	1,416

Diluted weighted average shares outstanding	47,519	49,212	48,582	49,604

Basic net income per share	$0.57	$0.72	$2.11	$2.22

Diluted net income per share	$0.56	$0.70	$2.05	$2.16

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

Segment information is presented below (in thousands):

	Thirteen Weeks Ended October 3, 2017	Thirteen Weeks Ended September 27, 2016	Thirty-Nine Weeks Ended October 3, 2017	Thirty-Nine Weeks Ended September 27, 2016
Revenues:
The Cheesecake Factory restaurants	$507,572	$512,040	$1,543,034	$1,530,274
Other	47,820	47,978	145,653	142,299
Total	$555,392	$560,018	$1,688,687	$1,672,573

Income/(loss) from operations:
The Cheesecake Factory restaurants (1)	$60,496	$76,808	$207,028	$233,385
Other	6,003	6,753	18,932	19,434
Corporate	(32,182)	(33,498)	(97,862)	(98,972)
Total	$34,317	$50,063	$128,098	$153,847

Depreciation and amortization:
The Cheesecake Factory restaurants	$19,012	$18,381	$57,140	$54,855
Other	2,795	2,057	8,770	6,200
Corporate	1,192	1,196	3,582	3,504
Total	$22,999	$21,634	$69,492	$64,559

Capital expenditures:
The Cheesecake Factory restaurants	$24,530	$25,896	$64,650	$61,968
Other	4,638	3,661	6,549	7,132
Corporate	550	842	2,218	1,507
Total	$29,718	$30,399	$73,417	$70,607

	October 3, 2017	January 3, 2017
Total assets:
The Cheesecake Factory restaurants	$903,989	$950,372
Other	163,227	157,842
Corporate	208,112	185,105
Total	$1,275,328	$1,293,319

(1)                       Includes $1.2 million in the thirty-nine weeks ended October 3, 2017, of accelerated depreciation and impairment expense related to the relocation of one The Cheesecake Factory restaurant and the lease expiration of one The Cheesecake Factory restaurant.  This amount was recorded in impairment of assets and lease terminations in the condensed consolidated statements of income.

9.  Subsequent Events

On October 26, 2017, our Board declared a quarterly cash dividend of $0.29 per share to be paid on November 28, 2017 to the stockholders of record at the close of business on November 15, 2017.

On October 26, 2017, our Board approved the adoption of a stock repurchase plan intended to qualify for safe harbor protection in accordance with Rule 10b5-1 of the Securities Act of 1934, as amended. This plan will be effective from December 1, 2017 through April 30, 2018.

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

Our business operates in the upscale casual dining segment of the restaurant industry.  As of November 8, 2017, we operated 209 Company-owned restaurants: 195 under The Cheesecake Factory® mark, 13 under the Grand Lux Cafe® mark and one currently under the Rock Sugar Pan Asian Kitchen® mark (which is in the process of a tradename change to RockSugar Southeast Asian Kitchen TM).  Internationally, 18 The Cheesecake Factory branded restaurants in the Middle East, China and Mexico are operated by third parties under licensing agreements.  We also operated two bakery production facilities that produce desserts for our restaurants, international licensees and third-party bakery customers.  We are selectively pursuing other means to leverage our competitive strengths, including developing, investing in or acquiring new restaurant concepts (such as North Italia and Flower Child), and expanding The Cheesecake Factory® brand to other retail opportunities through The Cheesecake Factory At Home™ consumer packaged goods.

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

Investing in new company-owned restaurant development is our top capital allocation priority, with a focus on opening our concepts in premier locations within both new and existing markets in the United States.  We target an average cash-on-cash return on investment of approximately 20% to 25% at the unit level.  Returns are affected by the cost to build restaurants, the level of revenues that each restaurant can deliver and our ability to maximize the profitability of restaurants.  Investing in new restaurant development that meets our return on investment criteria is expected to support achieving mid-teens Company-level return on invested capital.

Our domestic revenue growth (comprised of our annual unit growth and comparable sales growth), combined with international expansion, contribution from our incremental growth opportunities, a robust share repurchase program and our dividend provide a framework with high visibility and one that supports our long-term financial objective of mid-teens growth in total return to shareholders.  We define our total returns as earnings per share growth plus our dividend yield.  The following are the key performance levers that we believe will contribute to achieving these goals:

•             Grow Overall Revenues.  Our overall revenue growth is primarily driven by revenues from new restaurant openings, increases in comparable restaurant sales, and royalties and bakery sales from additional licensed international locations.  Changes in comparable restaurant sales come from variations in customer traffic, as well as in check average.

Our strategy is to increase comparable restaurant sales by growing check average and stabilizing customer traffic through (1) continuing to offer innovative, high quality menu items that offer customers a wide range of options in terms of flavor, price and value and (2) focusing on service and hospitality with the goal of delivering an exceptional customer experience.  We are continuing our efforts on a number of initiatives, including a greater focus on increasing customer throughput in our restaurants, building on the success of our gift card program, partnering with third parties to provide delivery services for our restaurants, capitalizing on our redesigned training programs, leveraging a new guest satisfaction measurement platform and pursuing online ordering capabilities.

Check average is driven by menu price increases and/or changes in menu mix.  Our philosophy with regard to menu pricing is to use price increases to help offset key operating cost increases in a manner that balances protecting both our margins and customer traffic levels.

In addition, we are pursuing a number of incremental growth opportunities, which we believe will contribute to revenue growth over time.  These include measured growth of our Grand Lux Cafe and Rock Sugar Pan Asian Kitchen concepts, our investments in North Italia and Flower Child, internal development of a fast casual concept and consumer packaged goods opportunities, including The Cheesecake Factory At Home™-branded cookie, cupcake and cheesecake mixes, as well as a line of confections that are now available at a variety of retail stores.

•             Stabilize and Expand Operating Margins (Income from Operations Expressed as a Percentage of Revenues).  Operating margins are subject to fluctuations in commodity costs, labor, restaurant-level occupancy expenses, general and administrative expenses (“G&A”) and preopening expenses.  Our current objective is to stabilize our operating margins, and longer-term to drive margin expansion, by capturing fixed cost leverage primarily through increasing international royalties and contribution from our incremental growth opportunities.  Maximizing our purchasing power as our business grows and operating our restaurants as productively as possible should help offset cost inflation, thereby supporting our margin expansion goal.  By efficiently scaling our restaurant and bakery support infrastructure and improving our internal processes, we anticipate maintaining G&A expenses approximately flat as a percentage of revenues on a year-over-year basis.

•             Return Capital to Shareholders.  We have historically generated a significant amount of free cash flow, which we define as cash flow from operations less capital expenditures and our growth capital contributions to North Italia and Flower Child.  We utilize substantially all of our free cash flow plus proceeds received from employee stock option exercises for dividends and share repurchases, the latter of which offsets dilution from our equity compensation program and supports our earnings per share growth.

Results of Operations

The following table presents, for the periods indicated, information from our condensed consolidated statements of income expressed as percentages of revenues.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

	Thirteen Weeks Ended October 3, 2017	Thirteen Weeks Ended September 27, 2016	Thirty-Nine Weeks Ended October 3, 2017	Thirty-Nine Weeks Ended September 27, 2016

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	22.9	23.0	22.8	23.1
Labor expenses	34.9	33.3	34.4	33.3
Other operating costs and expenses	24.9	24.1	24.4	23.7
General and administrative expenses	6.4	6.4	6.3	6.4
Depreciation and amortization expenses	4.1	3.9	4.1	3.9
Impairment of assets and lease expiration	—	—	0.1	—
Preopening costs	0.6	0.4	0.3	0.4
Total costs and expenses	93.8	91.1	92.4	90.8
Income from operations	6.2	8.9	7.6	9.2
Interest and other expense, net	(0.3)	(0.4)	(0.3)	(0.4)
Income before income taxes	5.9	8.5	7.3	8.8
Income tax provision	1.1	2.3	1.4	2.4
Net income	4.8%	6.2%	5.9%	6.4%

Thirteen Weeks Ended October 3, 2017 Compared to Thirteen Weeks Ended September 27, 2016

Revenues

Revenues decreased 0.8% to $555.4 million for the thirteen weeks ended October 3, 2017 compared to $560.0 million for the thirteen weeks ended September 27, 2016, primarily due to negative comparable restaurant sales and a decline in third-party bakery sales, partially offset by new restaurant openings.

Comparable sales at The Cheesecake Factory restaurants decreased by 2.3%, or $11.2 million, from the third quarter of fiscal 2016.  Our comparable sales decline was driven by a decline in customer traffic of 4.3%, partially offset by average check growth of 2.0% (based on an increase of 2.4% in menu pricing and a decrease of 0.4% in mix).  Significant hurricane activity in the third quarter of fiscal 2017 negatively impacted comparable sales by approximately 0.8% and diluted net income per share by approximately $0.04.

We implemented effective menu price increases of approximately 1.1% and 1.4% in the first and third quarters of fiscal 2017, respectively.  Total operating weeks at The Cheesecake Factory restaurants increased 2.2% to 2,511 for the thirteen weeks ended October 3, 2017 compared to the comparable prior year period.  The Cheesecake Factory average sales per restaurant operating week decreased 3.0% to $202,150 in the third quarter of fiscal 2017 compared to $208,400 in the third quarter of fiscal 2016.

Comparable sales at our Grand Lux Cafe restaurants decreased by 3.5% from the prior year third quarter driven by a decrease in customer traffic partially offset by an increase in average check.  Significant hurricane activity in the third quarter of fiscal 2017 negatively impacted comparable sales by approximately 1.4%.  We implemented effective menu price increases of approximately 0.8% and 1.3% during the second quarter of 2017 and the fourth quarter of fiscal 2016, respectively.

Restaurants become eligible to enter our comparable sales base in their 19th month of operation.  At October 3, 2017, there were eight The Cheesecake Factory restaurants and one Grand Lux Cafe not yet in our comparable sales base.  International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from our comparable sales calculations.  Factors outside of our control, such as macroeconomic conditions, weather patterns, timing of holidays, competition and other factors, including those referenced in Part I, Item lA, “Risk Factors,” of our Annual Report on Form 10-K for the year ended January 3, 2017, can impact comparable sales.

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

External bakery sales were $12.6 million for the third quarter of fiscal year 2017 compared to $13.3 million in the comparable prior year period.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses.  As a percentage of revenues, cost of sales was 22.9% for the third quarter of fiscal 2017 compared to 23.0% for the comparable period of fiscal 2016, primarily driven by lower meat and dessert costs, offset by higher produce and dairy costs.

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

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 34.9% and 33.3% in the third quarters of fiscal 2017 and 2016, respectively.  This variance was driven primarily by higher wage rates, sales deleverage and increased self-insured group medical costs due to higher large claims activity relative to the third quarter of fiscal 2016.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead and distribution expenses.  As a percentage of revenues, other operating costs and expenses were 24.9% and 24.1% for the thirteen weeks ended October 3, 2017 and September 27, 2016, respectively.  This variance was primarily related to higher repairs and maintenance, marketing and utilities costs, as well as sales deleverage on rent.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, as well as the restaurant field supervision, corporate support and bakery administrative organizations.  As a percentage of revenues, G&A expenses were 6.4% for both the third quarters of fiscal 2017 and 2016.  There was a lower corporate bonus accrual, offset by an increase in legal costs and professional fees, as well as sales deleverage.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 4.1% and 3.9% for the thirteen weeks ended October 3, 2017 and the comparable period of last year, respectively.  This increase was primarily due to expense on asset disposals and sales deleverage.

Preopening Costs

Preopening costs were $3.4 million for the thirteen weeks ended October 3, 2017 compared to $2.0 million in the comparable period of fiscal 2016.  We opened one The Cheesecake Factory restaurant in the third quarter of fiscal 2017 compared to no openings in the comparable prior year period.  Preopening costs include all costs to relocate and compensate restaurant management employees during the preopening period, costs to recruit and train hourly restaurant employees, and wages, travel and lodging costs for our opening training team and other support staff members.  Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities.  Preopening costs can fluctuate significantly from period to period based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Interest and Other Expense, Net

Interest and other expense, net was $1.6 million for the third quarter of fiscal 2017 compared to $2.5 million for the comparable period last year.  Interest expense associated with landlord construction allowances deemed to be financings in accordance with accounting guidance was $1.4 million and $1.2 million in the third quarters of fiscal 2017 and 2016, respectively.

Income Tax Provision

Our effective income tax rate was 19.2% for the third quarter of fiscal 2017 compared to 27.3% for the comparable prior year period.  This decrease was primarily due to the implementation of new accounting guidance that requires the tax impact of exercised stock options and vested restricted stock to be recorded in the income tax provision instead of additional paid-in capital, a higher proportion of FICA tip credit in relation to pre-tax income and higher non-taxable gains on our investments in variable life insurance contracts used to support our Executive Savings Plan (“ESP”), a non-qualified deferred compensation plan.  (See “Recent Accounting Pronouncements” in Note 1 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of this accounting change.)

Thirty-Nine Weeks Ended October 3, 2017 Compared to Thirty-Nine Weeks Ended September 27, 2016

Revenues

Revenues increased 1.0% to $1,688.7 million for the thirty-nine weeks ended October 3, 2017 compared to $1,672.6 million for the thirty-nine weeks ended September 27, 2016, primarily due to new restaurant openings and third party bakery sales, partially offset by negative comparable restaurant sales.

Comparable sales at The Cheesecake Factory restaurants decreased by 0.8%, or $12.2 million, from the first three quarters of fiscal 2016.  Our comparable sales decline was driven by a decline in customer traffic of 3.0%, partially offset by average check growth of 2.2% (based on an increase of 2.3% in menu pricing and a decrease of 0.1% in mix).  Significant hurricane activity in the third quarter of fiscal 2017 negatively impacted comparable sales for the thirty-nine weeks ended October 3, 2017 by approximately 0.3%.  Total operating weeks at The Cheesecake Factory restaurants increased 2.8% to 7,550 for the thirty-nine weeks ended October 3, 2017 versus the comparable prior year period.  The Cheesecake Factory average sales per restaurant operating week decreased 2.0% to $204,400 in the first three quarters of fiscal 2017 versus $208,500 in the comparable period of fiscal 2016.

Comparable sales at our Grand Lux Cafe restaurants decreased by 2.5% from the first three quarters of fiscal 2016, driven by a decrease in customer traffic of 5.0%, partially offset by an increase in average check.  Significant hurricane activity in the third quarter of fiscal 2017 negatively impacted comparable sales for the thirty-nine weeks ended October 3, 2017 by approximately 0.5%.

External bakery sales were $37.8 million for the first three quarters of fiscal year 2017 compared to $36.4 million in the comparable prior year period.

Cost of Sales

As a percentage of revenues, cost of sales was 22.8% for the first three quarters of fiscal 2017 compared to 23.1% for the comparable period of fiscal 2016, primarily driven by favorability across various categories.

Labor Expenses

As a percentage of revenues, labor expenses were 34.4% and 33.3% in the first three quarters of fiscal 2017 and 2016, respectively.  This variance was driven primarily by higher wage rates and sales deleverage.

Other Operating Costs and Expenses

As a percentage of revenues, other operating costs and expenses were 24.4% and 23.7% for the thirty-nine weeks ended October 3, 2017 and September 27, 2016, respectively.  This variance was primarily related to higher repairs and maintenance, marketing and utilities costs, as well as increased general liability insurance expense due to higher large claims activity relative to the first three quarters of fiscal 2016.

General and Administrative Expenses

As a percentage of revenues, G&A expenses were 6.3% and 6.4% for the first three quarters of fiscal 2017 and 2016, respectively.  This decrease was primarily due to a lower corporate bonus accrual and reduced stock-based compensation expense, partially offset by an increase in legal costs and sales deleverage.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 4.1% and 3.9% for the thirty-nine weeks ended October 3, 2017 and the comparable period of last year, respectively.  This increase was primarily due to expense on asset disposals and sales deleverage.

Impairment of Assets and Lease Terminations

In the first three quarters of fiscal 2017, we recorded $1.2 million of accelerated depreciation and impairment expense related to the relocation of one The Cheesecake Factory restaurant and the lease expiration of one The Cheesecake Factory restaurant.  We incurred no impairment of assets and lease terminations expense during the comparable period of fiscal 2016.

Preopening Costs

Preopening costs were $5.6 million for the thirty-nine weeks ended October 3, 2017 compared to $6.6 million in the comparable period of fiscal 2016.  In the first three quarters of fiscal 2017, we opened one The Cheesecake Factory restaurant and relocated another The Cheesecake Factory restaurant compared to opening two new The Cheesecake Factory restaurants in the first three quarters of the prior year.

Interest and Other Expense, Net

Interest and other expense, net was $4.4 million for the first three quarters of fiscal 2017 compared to $7.0 million for the comparable period last year.  Interest expense associated with landlord construction allowances deemed to be financings in accordance with accounting guidance was $4.4 million and $4.0 million in the first three quarters of fiscal 2017 and 2016, respectively.

Income Tax Provision

Our effective income tax rate was 19.4% for the first three quarters of fiscal 2017 compared to 27.1% for the comparable prior year period.  This decrease is primarily due to the implementation of new accounting guidance that requires the tax impact of exercised stock options and vested restricted stock to be recorded in the income tax provision instead of additional paid-in capital, a higher proportion of FICA tip credit in relation to pre-tax income and higher non-taxable gains on our investments in variable life insurance contracts used to support our ESP.  (See “Recent Accounting Pronouncements” in Note 1 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of this accounting change.)

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen Weeks Ended October 3, 2017	Thirteen Weeks Ended September 27, 2016	Thirty-Nine Weeks Ended October 3, 2017	Thirty-Nine Weeks Ended September 27, 2016

Net income	$26,445	$34,574	$99,654	$107,113
After-tax impact from:
Impairment of assets and lease terminations (1)	—	—	739	—
Adjusted net income	$26,445	$34,574	$100,393	$107,113

Diluted net income per share	$0.56	$0.70	$2.05	$2.16
After-tax impact from:
Impairment of assets and lease terminations (1)	—	—	0.02	—
Adjusted diluted net income per share	$0.56	$0.70	$2.07	$2.16

(1)             Includes $0.7 million incurred in the thirty-nine weeks ended October 3, 2017 of accelerated depreciation and impairment expense related to the relocation of one The Cheesecake Factory restaurant and the lease expiration of one The Cheesecake Factory restaurant.  The associated pre-tax amount was $1.2 million.  This amount was recorded in impairment of assets and lease terminations in the condensed consolidated statements of income.

Fiscal 2017 Outlook

For the fourth quarter of fiscal 2017, we estimate diluted net income per share will be between $0.50 and $0.54 based on an assumed comparable restaurant sales range of between down 1% and flat at The Cheesecake Factory restaurants.

We estimate adjusted diluted net income per share for fiscal 2017 will be between $2.57 and $2.61 based on an assumed comparable sales decline of approximately 1% at The Cheesecake Factory restaurants, as well as the following cost assumptions.  We currently expect food cost inflation of about 1% to 2% for fiscal 2017, reflecting higher prices in seafood, produce and dairy costs, partially offset by lower meat costs.  For fiscal 2017, we are estimating wage rate inflation of approximately 5% and an effective tax rate of approximately 20%, reflecting the adoption of new accounting guidance related to stock-based compensation.  (See “Recent Accounting Pronouncements” in Note 1 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of this change.)  Adjusted diluted net income per share excludes $1.2 million of accelerated depreciation and impairment expense related to the relocation of one The Cheesecake Factory restaurant and the lease expiration of one The Cheesecake Factory restaurant.

In fiscal 2017, we plan to open eight new restaurants, including the relocation of one The Cheesecake Factory restaurant, which opened in June, and our second RockSugar Southeast Asian Kitchen.  In addition to these Company-owned locations, we expect four restaurants to open internationally under licensing agreements in fiscal 2017.

For fiscal 2017, we expect cash capital expenditures to range between $110 million and $115 million and growth capital contributions to North Italia and Flower Child to range between $10 million and $15 million. We also anticipate completing between $125 million and $150 million in share repurchases.  (See “Liquidity and Capital Resources” for further discussion of expected 2017 capital expenditures.)

Fiscal 2018 Outlook

We estimate diluted net income per share for fiscal 2018 will be between $2.50 and $2.75 based on an assumed comparable sales range of between flat and up 1% at The Cheesecake Factory restaurants.  Inflation for our market basket of commodities is indexing slightly over 3% for fiscal 2018, with increases across several categories, most notably in poultry, dairy, bread and seafood costs.  However, we are in the early stages of contracting and are working diligently to procure product at the most favorable prices possible.  For fiscal 2018, we are estimating wage inflation of approximately 5% and an effective tax rate of approximately 24% without consideration of any potential tax reform.

Given current industry dynamics including customer traffic declines and wage rates inflation, which is impacting both restaurant labor and construction costs, we plan to open as many as four to six new restaurants, including one Grand Lux Cafe, in fiscal 2018.  In addition to these Company-owned locations, we expect as many as four to five restaurants to open internationally under licensing agreements.

We expect fiscal 2018 cash capital expenditures to range between $80 million and $105 million and growth capital contributions to North Italia and Flower Child to range between $10 million and $15 million. We anticipate utilizing substantially all of our free cash flow, plus proceeds received from employee stock option exercises, for dividends and share repurchases.

Liquidity and Capital Resources

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Thirty-Nine Weeks Ended October 3, 2017	Thirty-Nine Weeks Ended September 27, 2016
Cash provided by operating activities	$154.2	$225.1
Capital expenditures	$(73.4)	$(70.6)
Investment in unconsolidated affiliates	$(9.0)	$—
Proceeds from exercise of stock options	$8.1	$18.9
Borrowings on credit facility	$30.0	$—
Treasury stock purchases	$(106.4)	$(119.0)
Cash dividends paid	$(36.6)	$(31.0)

During the thirty-nine weeks ended October 3, 2017, our cash and cash equivalents decreased by $34.0 million to $19.8 million.  This decrease was primarily attributable to treasury stock purchases, capital expenditures, dividend payments and additional investments in North Italia and Flower Child, partially offset by cash provided by operating activities, borrowings on our credit facility and proceeds from exercises of employee stock options.

For fiscal 2017, we currently estimate our cash outlays for capital expenditures to range between $110 million and $115 million, net of agreed-upon up-front cash landlord construction contributions and excluding $12.4 million of expected non-capitalizable preopening costs for new restaurants.  The amount reflected as additions to property and equipment in the condensed consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each lease.  Our estimate for capital expenditures for fiscal 2017 contemplates a net outlay of $63 million to $65 million for as many as eight restaurants expected to be opened during fiscal 2017.  Expected fiscal 2017 capital expenditures also include $36 million to $37 million for replacements, enhancements and capacity additions to our existing restaurants and $11 million to $13 million for bakery and corporate infrastructure investments, including the commencement of an infrastructure upgrade of our California bakery.

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

We maintain a $200 million unsecured revolving credit facility (“Facility”), $50 million of which may be used for issuances of letters of credit.  Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs.  The Facility, which matures on December 22, 2020, contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the participating lenders electing to increase their commitments or by means of the addition of new lenders.  Certain of our material subsidiaries guarantee our obligations under the Facility.  During the third quarter of fiscal 2017, we borrowed $30 million on the Facility to fund a portion of our stock repurchases.  At October 3, 2017, we had net availability for borrowings of $149.3 million, based on a $30.0 million outstanding debt balance and $20.7 million in standby letters of credit.  The Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio.  We were in compliance with the covenants in effect at October 3, 2017.  (See Note 3 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

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

On July 21, 2016, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 56.0 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 49.1 million shares at a total cost of $1,516.3 million through October 3, 2017, including 1.6 million shares at a cost of $75.8 million during the third quarter of fiscal 2017.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, including dividend payments and growth capital contributions to North Italia and Flower Child, a review of our capital structure and cost of capital, our share price and current market conditions.  The timing and number of shares repurchased are also subject to legal constraints and financial covenants under our Facility that limit share repurchases based on a defined ratio.  (See Note 3 of Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for further discussion of our long-term debt.)  Our objectives with regard to share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.  (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.)

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

As of October 3, 2017, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties other than the arrangement with FRC that we entered into in fiscal 2016.  Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We purchase food and other commodities for use in our operations, based on market prices established with our suppliers. Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control.  Substantially all of our ingredients and supplies are available from multiple qualified suppliers, which helps mitigate our risk of commodity availability and obtain competitive prices.  We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as cream cheese, depending on market conditions and expected demand. Historically, we were unable to contract directly for extended periods of time for certain of our commodities such as certain produce items, wild-caught fresh fish and certain dairy products.  During 2015, we began entering into longer-term fixed pricing agreements for additional dairy items, and we continue to evaluate the possibility of entering into similar arrangements for additional commodities.  We also periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing our risk and variability in these categories.  Although these vehicles and markets may be available to us, we may choose not to enter into contracts due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors.  Where we had not entered into long-term contracts, commodities can be subject to unforeseen supply and cost fluctuations, which at times may be significant.  Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be even more susceptible to price fluctuation than other products.  We may or may not have the ability to increase menu prices, or vary menu items, in response to food commodity price increases.  For each of the third quarters of fiscal 2017 and 2016, a hypothetical increase of 1% in food costs would have negatively impacted cost of sales by $1.3 million.  For each of the thirty-nine weeks ended October 3, 2017 and September 27, 2016, a hypothetical increase of 1% in food costs would have negatively impacted cost of sales by $3.9 million.

We are exposed to market risk from interest rate changes on our funded debt.  This exposure relates to the component of the interest rate on our Facility that is indexed to market rates.  Based on $30.0 million of outstanding borrowings at October 3, 2017, a hypothetical 1% rise in interest rates would increase interest expense by $300,000 on an annual basis.  We had no outstanding borrowings at January 3, 2017, and therefore, had no exposure to interest rate fluctuations on funded debt at that date.  (See Note 3 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our Executive Savings Plan, a non-qualified deferred compensation plan, to the extent these investments are not equivalent to the related liability.  In addition, because changes in these investments are not taxable, the full impact of gains or losses directly affects net income.  Based on balances at October 3, 2017 and January 3, 2017, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes.  However, under such scenario, net income would have declined by $2.3 million at October 3, 2017 and $2.0 million at January 3, 2017.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 3, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended October 3, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information regarding our purchase of our common stock during the thirteen weeks ended October 3, 2017 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 5 — August 8, 2017	1,020	$48.60	1,019	7,481
August 9 — September 5, 2017	237	45.09	232	7,244
September 6 — October 3, 2017	391	39.78	377	6,853
Total	1,648		1,628

(1) The total number of shares purchased includes 20,063 shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

On July 21, 2016, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 56.0 million shares.  Under this and all previous authorizations, we have cumulatively repurchased 49.1 million shares at a total cost of $1,516.3 million through October 3, 2017, including 1.6 million shares at a cost of $75.8 million during the third quarter of fiscal 2017.  Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.  (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.)

Our Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio.  (See Note 3 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

Item 6.  Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer*	—	—	—	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer*	—	—	—	Filed herewith

101	XBRL (Extensible Business Reporting Language) The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2017, formatted in Extensive Business Reporting Language (XBRL), (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statement of stockholders’ equity, (v) condensed consolidated statements of cash flows, and (vi) the notes to the condensed consolidated financial statements.	—	—	—	Filed herewith

*           A certification furnished pursuant to Item 601(b)(2) of Regulations S-K will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section.  Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2017	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MATTHEW E. CLARK
Matthew E. Clark
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann
Senior Vice President, Finance and Corporate Controller
(Principal Accounting Officer)