Form 10-K
period 2018-01-02
CHEESECAKE FACTORY INC
filed 2018-02-28
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2018

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, July 4, 2017, was $2,221,036,318 (based on the last reported sales on The NASDAQ Stock Market on that date).

As of February 20, 2018, 45,899,710 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the registrant’s proxy statement for the annual meeting of stockholders to be held on May 31, 2018.

PART I

Forward-Looking Statements

Certain information included in this Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission (“SEC”), as well as information included in oral or written statements made by us or on our behalf, may contain forward-looking statements about our current and presently expected performance trends, growth plans, business goals and other matters. These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Acts”). This includes, without limitation, statements with respect to our expectations for growth in Company-owned and licensed locations, comparable sales, operating margins and diluted net earnings per share (“EPS”), as well as achieving our other financial objectives; our intention to repurchase stock, pay dividends, invest growth capital in North Italia and Flower Child, expand our consumer packaged goods licensing revenue and develop a fast casual concept; the impact of changes in tax laws and regulations; our future financial condition, results of operations, plans, objectives, performance and business of The Cheesecake Factory Incorporated and its subsidiaries and all other statements that are not historical facts, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions. These statements are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in such statements.

In connection with the “safe harbor” provisions of the Acts, we have identified and are disclosing important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf. (See Item 1A — Risk Factors.) These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are currently reasonable, any of the assumptions could be incorrect or incomplete, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. Except as may be required by law, we do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events, corrections in underlying assumptions, or changes in circumstances arising after the date that the forward-looking statement was made.

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

As of February 28, 2018, we operated 214 Company-owned restaurants: 199 under The Cheesecake Factory® mark, 13 under the Grand Lux Cafe® mark and two under the RockSugar Southeast Asian Kitchen® mark (formerly known as Rock Sugar Pan Asian Kitchen®).  In addition, 20 The Cheesecake Factory branded restaurants in the Middle East, Mexico, the Chinese Mainland and Special Administrative Region of Hong Kong were operated by third parties under licensing agreements. We also operated two bakery production facilities that produce desserts for our restaurants, international licensees and third-party bakery customers. We are selectively pursuing other means to leverage our competitive strengths, including investing in or acquiring new restaurant concepts (such as North Italia® and Flower Child®), expanding The Cheesecake Factory® brand to other retail opportunities through The Cheesecake Factory At HomeTM consumer packaged goods, and internally developing a fast casual concept.

In contrast to many restaurant chains, substantially all of our menu items, except those desserts produced at our bakery facilities, are prepared from scratch at our restaurants with high quality, fresh ingredients using innovative and proprietary recipes. One of our competitive strengths is our ability to anticipate customer preferences and adapt our expansive menu to the latest trends. We regularly update our ingredients and cooking methods, as well as create new menu items, to improve the variety, quality and consistency of our food and keep our menu relevant to customers. All new menu items are selected based on anticipated sales popularity and profitability.

We place significant emphasis on the contemporary interior design and decor of our restaurants, which create a high energy ambiance in a casual setting and contribute to the distinctive dining experience enjoyed by our customers. Our restaurants feature large, open dining areas, and where feasible, both exterior and interior patios. These features require a higher investment per square foot than is typical for the casual dining industry. However, our restaurants have historically generated annual sales per square foot that are also typically higher than our competitors.

We maintain a general website at www.thecheesecakefactory.com, as well as websites for our bakery and other subsidiaries. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports and our proxy statements are available on our general website at no charge, as soon as reasonably practicable after these materials are filed with or furnished to the SEC. Our filings are also available on the SEC’s website at www.sec.gov. The content of our website is not incorporated by reference into this Form 10-K.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal years 2017 and 2015 each consisted of 52 weeks, while fiscal year 2016 consisted of 53 weeks. Fiscal year 2018 will consist of 52 weeks. (For segment information, see Note 16 of Notes to Consolidated Financial Statements in Part IV, Item 15.)

The Cheesecake Factory Concept

The Cheesecake Factory restaurants provide a distinctive, high quality dining experience at moderate prices by offering an extensive, innovative and evolving menu in an upscale casual, high energy setting with attentive, efficient and friendly service. As a result, The Cheesecake Factory restaurants appeal to a diverse customer base across a broad demographic range. Our extensive menu and strategic selection of locations enable us to compete for substantially all dining preferences and occasions, from the key lunch and dinner day parts to the mid-afternoon and late-night day parts, which are traditionally weaker times for most casual dining restaurants, as well as special occasion dining. The Cheesecake Factory restaurants are open seven days a week for lunch and dinner, and we offer additional menu items for weekend brunch. Most of our locations are closed on Thanksgiving and Christmas. All items on our menu are available for take-out, which represented approximately 12% of our restaurant sales for fiscal year 2017. We partner with third parties to provide delivery service, and as of February 28, 2018, approximately 90% of our restaurants were covered by this service, with additional expansion planned over time. In addition, we are implementing online ordering for to-go sales with the goal of employing this capability in most of our Company-owned locations by the end of March 2018. All of our restaurants offer a full-service bar where our entire menu is served. Our alcoholic beverage sales represented approximately 13% of The Cheesecake Factory restaurant sales for fiscal year 2017.

The Cheesecake Factory menu features approximately 250 items, including items presented on supplemental menus, such as our SkinnyLicious® menu, which offers innovative items at 590 calories or less. Our core menu offerings include appetizers, pizza, seafood, steaks, chicken, burgers, small plates, pastas, salads, sandwiches and omelettes, including “Super” food choices and a selection of gluten-free items. Examples of menu offerings include Chicken Madeira, Cajun Jambalaya Pasta, Thai Lettuce Wraps, Avocado Eggrolls, California Guacamole Salad and our Bacon-Bacon Cheeseburger.

Our ability to create, promote and attractively display our unique line of desserts is also important to the competitive positioning and financial success of our restaurants. We offer approximately 50 varieties of proprietary cheesecake and other desserts in our restaurants. Our brand identity and reputation for offering premium desserts results in a significant level of dessert sales, representing approximately 16% of The Cheesecake Factory restaurant sales for fiscal year 2017.

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

The restaurant industry is highly competitive with respect to menu and food quality, service, access to qualified operations personnel, location, decor and value. We compete directly and indirectly for customer traffic with national and regional casual dining restaurant chains, as well as independently-owned restaurants. In addition, we face competition for customer traffic from quick-service restaurants, home delivery services, mobile food service, grocery stores and meal kits that are increasing the quality and variety of their food products in response to customer demand.  We also compete with other restaurants and retail establishments for quality site locations and qualified staff and managers to operate our restaurants. (See Item 1A — Risk Factors — “Our financial performance may be materially adversely affected if we are unable to grow comparable restaurant sales.”)

The key elements that drive our total customer experience and position us favorably from a competitive standpoint include the following:

Extensive and Innovative Menu. Our restaurants offer one of the broadest menus in casual dining and feature a wide array of flavors with portions designed for sharing. Substantially all of our menu items, except desserts produced at our bakery facilities, are prepared daily at each restaurant using high quality, fresh ingredients based on innovative and proprietary recipes.  We continue to innovate new menu items and new categories of food offerings at our restaurants, such as the addition of our SkinnyLicious® menu, “Super” food selections and gluten-free choices, further enhancing the variety and price points offered to our customers. We regularly introduce new and innovative cheesecakes and other baked desserts. In conjunction with National Cheesecake Day, each year we introduce a special cheesecake, including Celebration in 2017, Chocolate Hazelnut Crunch in 2016 and Salted Caramel in 2015. In 2017, we augmented our Sunday brunch offering with the addition of Saturday brunch at all of our locations.

We generally update our menus twice each year to respond to evolving customer dining preferences and food trends, as well as to update pricing. As part of these menu updates, we evaluate the need for price increases based on those operating cost increases of which we are aware or that we can reasonably expect. While menu price increases can contribute to higher comparable restaurant sales in addition to offsetting margin pressure, we carefully consider all potential price increases in light of the extent to which we believe they may impact customer traffic. We plan to target menu price increases of approximately 2% to 3% annually going forward, utilizing a market-based strategy to help mitigate cost pressure in higher wage geographies.

Value Proposition. We believe our restaurants are recognized by customers for offering value with a large variety of freshly prepared menu items across a broad array of price points and generous food portions at moderate prices. The average check for each customer, including beverages and desserts, was approximately $21.85, $21.40 and $20.80 for fiscal 2017, 2016 and 2015, respectively.

Commitment to Excellent Service and Hospitality through the Selection, Training and Retention of High Quality Staff Members. Our mission is to “create an environment where absolute guest satisfaction is our highest priority.” We strive to consistently exceed the expectations of our customers in all aspects of their experience in our restaurants. One of the most important aspects of delivering a consistent and dependable level of service is having a team of experienced managers who can successfully operate our high volume, highly complex restaurants. Our recruitment, selection, training, retention and internal promotion programs are among the most comprehensive in the restaurant industry, enabling us to attract and retain qualified staff members who are motivated to consistently provide excellence in customer hospitality. By providing extensive training, our goal is to encourage our staff members to develop a sense of personal commitment to our core values and culture of excellence in restauranteuring and customer hospitality. (See “Restaurant Operations, Management and Staffing” below.) In 2017, we implemented a new customer satisfaction measurement platform to provide us with more actionable insights to better understand what customer experience opportunities should be addressed, while reinforcing positive staff behaviors. Our focus on the development and engagement of our staff and managers contributed to the Company being named in February 2018, for the fifth year in a row, to Fortune magazine’s list of “100 Best Companies to Work For®.”

High Quality, High Profile Restaurant Locations and Flexible Site Layouts. We target restaurant sites in high quality, high profile locations with a balanced mix of retail shopping, entertainment, residences, tourism and businesses. We have the flexibility to design our restaurants to accommodate a wide array of urban and suburban site layouts, including multi-level locations. Our restaurants feature large, open dining areas, high ceilings where available and a contemporary kitchen design. The layouts are flexible, permitting tables and seats to be easily rearranged to accommodate both small and large parties, thus permitting more effective utilization of seating capacity. Interior and exterior patio seating, either or both of which are available at approximately 90% of our restaurants, allow for additional customer capacity at a comparatively low occupancy cost per seat. Exterior patio seating is available as weather permits. (See “New Restaurant Site Selection and Development” below.)

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

New Restaurant Site Selection and Development

The Cheesecake Factory concept has demonstrated success in a variety of layouts (i.e., single or multi-level, varying interior square feet), site locations (i.e., urban or suburban shopping malls, lifestyle centers, retail strip centers, office complexes, entertainment centers and urban street locations — either freestanding or in-line) and trade areas. Accordingly, we intend to continue developing The Cheesecake Factory restaurants in high quality, high profile locations that meet our rigorous site standards. We regularly negotiate leases for potential future locations and plan to open as many locations in any given year as there are sites available that meet our site selection criteria. It is difficult for us to precisely predict the timing of our new restaurant openings due to many factors that are outside of our control. (See Item 1A — Risk Factors — “If we are unable to secure an adequate number of high quality sites for future restaurant openings, the growth of our concepts may be adversely impacted, which could materially adversely affect our financial performance.”) We have the flexibility in our restaurant designs to penetrate a wide variety of markets across varying population densities in both existing and new markets. In 2017, we opened our first Company-owned international location in Toronto, Canada. We continue to expect there is potential to grow the concept to approximately 300 Company-owned and operated restaurants domestically over time, as well as the potential for an additional eight to ten locations in Canada depending upon the success of our initial opening.

The locations of our restaurants are critical to our long-term success, and we devote significant time and resources to analyzing each prospective site. We consider many factors when assessing the suitability of a site, including the demographics of the trade area such as average household income, and historical and anticipated population growth. Since our restaurants can be successfully executed within a variety of site locations and layouts, we are highly flexible in choosing suitable locations. We focus on high quality, high profile sites and scale the appropriate restaurant size to each location. While there are common decor elements within each of our restaurant sites, the designs are customized for the specifics of each location, including the building type, square footage and layout of available space. Our existing restaurants range from 5,000 to 21,000 interior square feet, and we expect the majority of our new restaurants to vary between 7,500 and 10,000 interior square feet, generally with additional exterior and/or interior patio seating, selected appropriately for each market and specific site.

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

Unit Economics

The operation of high quality restaurants and the selection of premier locations that fit our criteria contribute to the continuing appeal of The Cheesecake Factory to customers. This popularity is reflected in our average sales per restaurant and per square foot, which are among the highest of any publicly held restaurant company.

Average sales per location for The Cheesecake Factory restaurants open for the full year on a 52-week basis were approximately $10.6 million, $10.7 million and $10.6 million for fiscal 2017, 2016 and 2015, respectively. Since each of our restaurants has a customized layout and differs in size, an effective method to measure the unit economics of our sites is by square foot. Average sales per productive square foot (defined as all interior square footage plus seasonally adjusted exterior patio square footage) for restaurants open for the full year on a 52-week basis were approximately $962, $971 and $967 for fiscal 2017, 2016 and 2015, respectively. In 2017, we experienced declines in both average sales per location and average sales per productive square foot primarily due to negative comparable restaurant sales. (See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on comparable restaurant sales.)

We currently lease all of our restaurant locations and utilize capital for leasehold improvements and furnishings, fixtures and equipment (“FF&E”) to build out our restaurant premises. Total costs are targeted at approximately $900 to $1,000 per interior square foot for The Cheesecake Factory restaurants. The construction costs to build our restaurant premises vary from restaurant to restaurant, depending on a number of factors, including geography, the complexity of our build-out, site characteristics, governmental fees and permits, labor and material conditions in the local market, weather and the amount, if any, of construction contributions obtained from our landlords for structural additions and other leasehold improvements. These costs have trended higher over the past several years due primarily to wage inflation and the availability of trade labor in certain geographies.

In selecting sites for our restaurants, an important objective is to earn an appropriate return on investment. We measure returns using a cash-on-cash return on investment calculated by dividing restaurant-level EBITDA (earnings before interest, taxes, depreciation and amortization, and preopening costs) by our cash investment.  With restaurant-level EBITDA targeted at 18% on average after entering our comparable sales base, our goal is to achieve an average return of approximately 20% to 25% for new restaurants. Average cash-on-cash return on investment for The Cheesecake Factory restaurants in our comparable sales base was 27%, 31% and 31% in fiscal 2017, 2016 and 2015, respectively. Investing in new restaurant development that meets our return on investment criteria supports achieving a Company-level return on invested capital (“ROIC”) of approximately 15%.  ROIC was 15%, 17% and 16% at fiscal year-end 2017, 2016 and 2015, respectively.

Our new restaurants typically open with initial sales volumes well in excess of their sustainable run-rate levels. This initial “honeymoon” effect usually results from grand opening publicity and other customer awareness activities that generate higher than usual customer traffic, particularly in new markets. During the three to six months following the opening of new restaurants, customer traffic generally settles into its normal pattern, resulting in sales volumes that gradually adjust downward to their sustainable run-rate level. Additionally, our new restaurants usually require a period of time after reaching sustainable traffic levels to achieve their targeted restaurant-level operating margins due to cost of sales and labor inefficiencies commonly associated with new, highly complex casual dining restaurants such as ours.

Restaurant Operations, Management and Staffing

Our ability to consistently execute a complex menu offering items prepared daily with high quality, fresh ingredients in an upscale casual, high-volume dining environment is critical to our overall success. We employ detailed operating procedures, standards, controls, food line management systems and cooking methods and processes to accommodate our extensive menu and to drive sales productivity. However, the successful day-to-day operation of our restaurants remains critically dependent on the ability, dedication and engagement of our General Managers (“GM”), Executive Kitchen Managers (“EKM”) and all other management and hourly staff members working at our restaurants.  Competition among restaurant companies for qualified management and staff remains very high. (See Item 1A — Risk Factors — “If we are unable to successfully recruit and retain qualified restaurant management and operating personnel in an increasingly competitive market, we may be unable to effectively operate and grow our business and revenues, including executing on our plans for domestic and international expansion, which could materially adversely affect our financial performance.”)

We believe that the high average sales volumes and popularity of our restaurants allow us to attract and retain high quality, experienced restaurant-level management and other operational personnel. Each restaurant is generally staffed with one GM, one EKM and an average of six to ten additional kitchen and front-of-the-house managers, depending on the size and sales volume of each restaurant. Our GMs and EKMs possess an average of more than ten years of experience with the Company. This tenure and knowledge drives our high productivity and helps us operationally in executing an exceptional customer experience. All newly-recruited restaurant managers complete an extensive training program during which they receive both classroom and on-the-job instruction in areas such as food quality and safety, customer service, financial management and cost controls, staff relations and liquor liability avoidance. Managers continue their development by participating in and completing a variety of training and development activities to assess their skills and knowledge necessary for continued upward progression through our management levels. Our GMs regularly meet to receive hands on training, share best practices and celebrate Company successes, which in turn, assists in maintaining the unique culture of our brand.

Each restaurant GM reports to an Area Director of Operations (“ADO”) who supervises the operations of seven to nine restaurants in an area. In turn, each ADO reports to one of four Regional Vice Presidents of Restaurant Operations. Our EKMs report to their GMs, but are also supervised by an Area Kitchen Operations Manager responsible for between eight and ten restaurants. Our restaurant field supervision organization also includes our Senior Vice President of Operations, Chief Culinary Officer, an operations services team and a performance development department who are collectively responsible for day-to-day operations, managing new restaurant openings and training for all operational managers and staff.

To enable us to more effectively compete for, and retain, the highest quality restaurant management personnel, we offer an innovative and comprehensive compensation program for our restaurant GMs and EKMs. Each participant receives a competitive base salary and has the opportunity to earn a cash bonus based on quantitative restaurant performance metrics. GMs are also eligible to use a Company-leased vehicle. In addition, we provide a longer-term, equity incentive program to our GMs and EKMs based on their extended service with us in their respective positions and their achievement of certain established performance objectives during that period. We believe that these awards encourage our GMs and EKMs to think and act as business owners, assist in retention of restaurant management and align our managers’ interests with those of our stockholders. (See Item 1A — Risk Factors — “Any inability to offer long-term equity incentive compensation may harm our ability to retain key staff members, which could materially adversely affect our operations and financial performance.”)

Our restaurant GMs are responsible for selecting and training hourly staff members for their respective restaurants.  Each restaurant is staffed, on average, with approximately 170 hourly staff members. We require each hourly staff member to participate in a formal training program for his or her respective position in the restaurant, under the supervision of other experienced staff members and restaurant management. We strive to foster enthusiasm and commitment in our staff members, and respect for one another, through daily staff meetings and dedicated time for training. We solicit suggestions concerning restaurant operations and other aspects of our business through an annual engagement survey, GM and workgroup meetings, a website dedicated to receiving staff member input and other means, resulting in a highly engaged workforce.

Our focus on development, engagement and retention of our staff and managers led to our being named in February 2018, for the fifth year in a row, to Fortune magazine’s list of the “100 Best Companies to Work For®,” which is published annually based on a culture review and surveys of current staff members to identify and recognize companies that create positive work environments with high employee morale and fulfillment. In 2017, we were also named to the Fortune “100 Best Workplaces for Women®,” and for the second year in a row, we were named to the Fortune “100 Best Workplaces for Millennials®.” In addition, for the fourth year in a row, Transforming Data into Knowledge (TDn2K)/People Report awarded us the Global Best Practices Award in January 2018, recognizing best overall performance based on restaurant management retention, hourly employee retention, composite diversity, year-over-year improvement and community involvement.

Preopening Costs for New Restaurants

Due to the highly customized and operationally complex nature of our upscale, high volume concept and the investment we make in properly training our staff to operate our restaurants, our preopening process is more extensive, time consuming and costly than that of most restaurant chains. Preopening costs for a typical restaurant in an established market average approximately $1.6 million to $1.9 million and include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities. Preopening costs are generally higher for larger restaurants and initial entry into new markets and lower when we relocate a restaurant within its local market. We usually incur the most significant portion of preopening costs within the two months immediately preceding and the month of a restaurant’s opening.

Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant. Preopening costs vary by location depending on a number of factors, including the proximity of our existing restaurants, the size and physical layout of each location, the number of management and hourly staff members required to operate each restaurant, the availability of qualified restaurant staff members, the cost of travel and lodging for different metropolitan areas, the timing of the restaurant opening and the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurant, which may also depend on our landlords obtaining their licenses and permits and completing their construction activities.

Expansion of Licensed Locations

We currently have licensing agreements with three restaurant operators to develop and operate The Cheesecake Factory® brand restaurants in selected international markets. Our licensees invest their capital to build and operate the restaurants, and we receive initial development fees, site and design fees and ongoing royalties based on our licensees’ restaurant sales. In addition, these licensees purchase bakery products branded under The Cheesecake Factory® mark from us. We project each international licensed location to contribute approximately $0.01 in annual EPS, on average, once the location has been in operation for a full year. As of February 28, 2018, our international licensees operated the following The Cheesecake Factory restaurants:

Licensee Location	Restaurant Location	# of Restaurants
Kuwait (1)	Bahrain	1
	Kingdom of Saudi Arabia	1
	Kuwait	3
	Lebanon	1
	Qatar	3
	United Arab Emirates	5
Mexico (2)	Mexico	3
Special Administrative Region of Hong Kong (3)	Chinese Mainland	2
	Special Administrative Region of Hong Kong	1
Total		20

(1)         This licensee, or its affiliates, also has the right to develop restaurants in Egypt, with the opportunity to expand the agreement to include Algeria, Hungary, Iraq, Libya, Morocco, Poland, Russia, Slovakia, The Czech Republic, Tunisia, Turkey and Ukraine.

(2)         This licensee, or its affiliates, also has the right to develop restaurants in Chile, with the opportunity to expand the agreement to include Argentina, Brazil, Colombia and Peru.

(3)         This licensee, or its affiliates, also has the right to develop restaurants in Macao and Taiwan, with the opportunity to expand the agreement to include Japan, South Korea, Malaysia, Singapore and Thailand.

Our corporate infrastructure includes a dedicated global development team that works with our international licensees and coordinates the initial training, ongoing quality control, product specifications and brand oversight at our licensed locations. Our internal audit department also performs periodic reviews of our international licensees’ compliance with our licensing agreements.

As we evaluate other international markets, we will consider opportunities to directly operate certain locations and/or enter into licensing, joint venture or partnership arrangements with established third-party companies. We are selective in our assessment of potential partners and licensees, focusing on well-capitalized companies that have established business infrastructures, expertise in multiple countries, experience in operating upscale casual dining restaurants and sound governance practices. We look to associate with companies who will protect The Cheesecake Factory® brand and operate the concept in a high quality, consistent manner.

Due to the complexities of opening The Cheesecake Factory restaurants in other countries, including, but not limited to, the selection and design of appropriate sites, construction of our complex restaurant designs, training of licensees’ staff members, approval of supply sources and exportation of our bakery products to new countries, the number and timing of new openings in foreign countries may vary from expectations. (For discussion of certain risks related to our international expansion efforts, see Item 1A — Risk Factors — “We face a variety of risks related to our international expansion and global brand development efforts that could negatively affect our brand, require additional infrastructure to support such efforts, and expose us to additional liabilities under foreign laws, any of which could materially adversely affect our financial performance.”)

Bakery Operations

We own and operate two bakery production facilities, one in Calabasas Hills, California, and one in Rocky Mount, North Carolina. Our facility in California accommodates both production operations and corporate support personnel, while our facility in North Carolina houses production operations and a distribution center. Our California facility is currently undergoing an infrastructure modernization which we anticipate completing in mid-2018. (For discussion of certain risks related to this upgrade, see Item 1A — Risk Factors — “Lost production capacity resulting from the temporary closure of our California bakery for refurbishment, renovation and retrofitting could result in a shortage of our baked dessert products that could materially adversely affect our financial performance.”)

We produce approximately 75 varieties of proprietary cheesecakes and other baked desserts using high quality ingredients for The Cheesecake Factory and Grand Lux Cafe restaurants, and for international licensees and third-party customers. Some of our most popular cheesecakes include the Original Cheesecake, Ultimate Red Velvet Cake Cheesecake™, Celebration Cheesecake, Godiva® Chocolate Cheesecake, Oreo® Dream Extreme Cheesecake and Salted Caramel. Other popular baked desserts include Chocolate Tower Truffle Cake™, Carrot Cake, Black-Out Cake and Lemoncello Cream Torte.

The primary role of our bakery operations is to produce innovative, high quality cheesecakes and other baked desserts for sale at our restaurants and those of our international licensees. Integration of this vital part of our brand gives us control over the creativity and quality of our desserts and is also more profitable than buying from a third party.

We also leverage The Cheesecake Factory brand identity and profitably utilize our bakery production capacity by selling cheesecakes and other baked products to external foodservice operators, retailers and distributors. Current large-account customers include leading national warehouse club operators, foodservice distributors, supermarkets and other restaurants, a national retail bookstore cafe and foodservice operators. Items produced for outside accounts are marketed under The Cheesecake Factory Bakery® and The Cheesecake Factory At HomeTM marks and other private labels and were previously marketed under The Cheesecake Factory® and The Dream Factory® marks. We also sell baked goods internationally under The Cheesecake Factory Bakery®, The Cheesecake Factory At HomeTM, The Cheesecake Factory® and The Dream Factory® marks and have entered over 30 countries with our brands. Offering our cheesecakes and other baked desserts internationally is important to our branding, creating awareness and driving demand, not only for bakery products but for the international expansion of our restaurants. We also currently sell a selection of our The Cheesecake Factory® branded cakes online and in catalogs domestically through an agreement with an upscale retailer.

Incremental Growth Opportunities

We are pursuing a number of incremental growth opportunities that would complement the continued domestic and international expansion of The Cheesecake Factory concept.

Grand Lux Cafe Concept

Grand Lux Cafe is an upscale casual dining concept that offers globally-inspired cuisine with an ambiance of modern sophistication. Using fresh ingredients, the menu of approximately 175 items at Grand Lux Cafe offers classic American dishes and international favorites, including appetizers, pasta, seafood, steaks, chicken, burgers, salads, specialty items and desserts. Examples of menu offerings include our Cedar Planked B.B.Q Salmon, Buffalo Chicken Rolls and Shrimp Scampi. Each Grand Lux Cafe features an on-site bakery which produces a selection of signature desserts, and a full-service bar. The average check for each customer, including beverages and desserts, was approximately $22.10, $21.50 and $21.10 for fiscal 2017, 2016 and 2015, respectively.

We plan to engage in measured growth of Grand Lux Cafe. With strong average unit volumes, we continue seeking to reduce investment costs and increase operating margins to position Grand Lux Cafe as a growth driver in our portfolio.

RockSugar Southeast Asian Kitchen Concept

RockSugar Southeast Asian Kitchen, formerly known as Rock Sugar Pan Asian Kitchen, features a Southeast Asian menu and design elements in an upscale casual dining setting. RockSugar Southeast Asian Kitchen showcases the cuisines of Thailand, Vietnam, Malaysia, Singapore, Indonesia and India with approximately 75 dishes served “family-style” to create an atmosphere that encourages sharing and conversation. Examples of menu offerings include Shaking Beef, Thai Basil Cashew Chicken, Ginger Fried Rice and Crispy Samosas. RockSugar Southeast Asian Kitchen also features a full-service bar with an extensive wine list and exotic cocktails and offers freshly-made desserts that infuse traditional French flair into nearly a dozen Asian-influenced items.

RockSugar Southeast Asian Kitchen is a unique concept with high customer appeal and is particularly on-trend with increasing customer interest in ethnic cuisines. In 2017, we opened our second location in the Chicago area, in order to evaluate the opportunity of the concept beyond the Southern California market, where the concept was launched.

Investments in North Italia and Flower Child

During fiscal 2016, we entered into a strategic relationship with Fox Restaurant Concepts LLC (“FRC”) with respect to two of its brands, North Italia and Flower Child, that share a number of parallels with us in terms of quality, culture and philosophy, and that we believe have significant opportunity for growth:

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

We made initial minority equity investments totaling $42 million in these concepts during fiscal 2016 and will provide ongoing growth capital over time, including an additional $18 million invested during fiscal 2017. We have the right, and an obligation if certain financial, legal and operational conditions are met, to acquire the remaining interest in one or both of these concepts in the next two to four years. These transactions are not expected to have a material impact on our financial condition over the next several years, and we do not anticipate that we will need to incur debt to fund our ongoing growth capital commitments during the investment period. Should we ultimately acquire one or both concepts, we would evaluate the appropriate capital structure at that time. (See Item 1A — Risk Factors — “Our strategic relationship with Fox Restaurant Concepts LLC (“FRC”) might not yield the anticipated benefits, and we may lose some or all of our investment, which could materially adversely affect our financial performance.”)

Consumer Packaged Goods

Given the strong affinity for The Cheesecake Factory® brand, we are leveraging opportunities in the consumer packaged goods channel. In 2017, we partnered with third-party manufacturers to introduce branded cookie, cupcake and cheesecake mixes, as well as a line of confections, marketed under the The Cheesecake Factory At HomeTM mark in a variety of retail stores. We also approved licensing of coffee creamer and our Famous “Brown Bread,” both of which entered retail stores in early 2018, and are actively evaluating other synergistic, on-brand licensing opportunities to add incremental revenue streams to our business.

Internal Development of a Fast Casual Concept

We are currently developing a fast casual concept utilizing internal resources. We are actively negotiating a lease for the first location. This initial site will allow us to test the concept and evaluate its future growth potential.

(See Item 1A — Risk Factors — “We are selectively pursuing and continue to evaluate developing, investing in or acquiring new restaurant concepts, expansion of The Cheesecake Factory At HomeTM brand to other retail opportunities and other initiatives which may create risks to our business that could materially adversely affect our financial performance” and  “Our failure or inability to develop and grow other branded concepts could materially adversely affect our financial performance.”)

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

We purchase food and other commodities for use in our operations, based on market prices established with our suppliers. Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control. Substantially all of our ingredients and supplies are available from multiple qualified suppliers, which helps mitigate our risk of commodity availability and obtain competitive prices. We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and chicken, depending on market conditions and expected demand. We continue to evaluate the possibility of entering into similar arrangements for additional commodities. However, we are currently unable to contract directly for extended periods of time for certain of our commodities such as certain produce items, wild-caught fresh fish and certain dairy products. We also periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing our risk and variability in these categories. Although these vehicles and markets may be available to us, we may choose not to enter into contracts due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors. Where we have not entered into long-term contracts, commodities can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be even more susceptible to price fluctuation than other products. We may or may not have the ability to increase menu prices, or vary menu items, in response to food commodity price increases. (See Item 1A — Risk Factors — “Our inability to anticipate and react effectively to changes in the costs of key operating resources, including food, utilities, and other supplies and services, may increase our cost of doing business, which may materially adversely affect our financial performance.”)

Sustainability

At the heart of our business is a set of guiding principles based on excellence and quality in everything we do. As a part of this commitment, we continue to develop a sustainability program that is aligned with our culture and values, is operationally feasible given the complexity of our restaurants and is financially responsible. We are examining all aspects of our business in an effort to identify, create and implement meaningful and sustained change.

Because much of our environmental impact comes from the ingredients we use in our menu items and bakery products, we are focusing our primary efforts on our suppliers. Our Sustainable Sourcing Policy, which communicates our values and expectations to our customers, suppliers and staff members, addresses all aspects of our food supply chain while placing emphasis on those areas in which we believe we can have the most impact, either because of the amount we directly order or because of the leadership role we believe we can play in the casual dining industry. From the treatment of livestock, including providing every animal with basic freedoms during their entire life cycle, to the conditions of those individuals working in and around the farms and factories from which we source, our Sustainable Sourcing Policy builds on our existing efforts to source environmentally and socially responsible ingredients. In 2018, we are expanding review of our fresh fish and seafood vendors and their related practices, as well as evaluating the addition of cosmetically imperfect produce, which has traditionally gone to waste, to our supply chain.

Our sustainability commitment also extends to environmental practices with respect to reducing energy and natural resources consumption. We engage in efforts to build and maintain more energy-efficient restaurants by conserving water and reducing waste, including installing low wattage light bulbs, energy-efficient heating, ventilation and air conditioning units and water flow control valves. We also maintain a guide to educate our restaurant operators on ways to minimize energy consumption in their restaurants. As of January 2, 2018, approximately one-half of our restaurants utilized variable-speed fan hoods that provide measurable energy efficiency by automatically adjusting velocity in accordance with the temperature on the cook line. These fans are now included in the design of all new restaurants. We utilize highly recyclable resins in our takeout packaging and recycled material in our paper napkins and towels, and as of the end of fiscal 2017, we employed composting at approximately 30% of our restaurants. We continue to explore green construction techniques and materials. To this end, we utilize solar panels at our corporate office and solar hot water heaters in several of our California locations. We also built our training center in a manner that achieved Leadership in Energy & Environmental Design (LEED) certification.

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

Information Technology

Our technology-enabled business solutions are designed to provide effective financial controls, cost management, improved efficiencies and enhanced customer experience. Our business intelligence solution and data warehouse architecture provide corporate and restaurant management with information and insights into key operational metrics and performance indicators. This framework delivers enterprise reporting, dashboards and analytics, and allows access to metrics such as quote and wait time accuracy, staff member retention trends, and restaurant quality and service analyses.

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

In 2017, we implemented a new customer satisfaction measurement platform that leverages the “Net Promoter Score” methodology at all of our restaurants. Utilizing the data and analytics provided by this software, we believe this platform will provide us with more actionable insights to better understand what customer experience opportunities should be addressed, while reinforcing positive staff behaviors. Also in 2017, we integrated our point of sale system with our main delivery provider to drive operational improvements in the restaurants and enhance the customer delivery experience. In addition, we are implementing online ordering for to-go sales with the goal of employing this capability in most of our Company-owned locations by the end of March 2018. We also offer a mobile payment application, CakePay®, which provides convenience to our customers, enabling them to complete the payment process at any time during their dining experience using their mobile device.

Restaurant hardware and software support for all of our concepts is provided by both our internal support services team at our corporate center as well as third-party vendors for remote and on-site restaurant support. Each restaurant has a private high-speed wide area connection to send and receive critical business data as well as to access web-based applications securely. We implemented a failover capability whereby a secondary public circuit is used to automatically establish a secure connection to our private network if the primary connection becomes unavailable. We employ modern restaurant switching and routing technology that allows us to leverage and support contemporary security standards and practices. Most of our core and critical applications are housed in an external tier III data center. To mitigate business interruptions, we implemented a disk-based data backup and replication infrastructure between our onsite and external data centers so all data is replicated nightly between the two sites.

We employ a multi-discipline security incident response plan to recognize, manage and resolve cyber security threats, and we maintain cyber risk insurance coverage to further reduce our risk profile. Security of our financial data and other personal information remains a high priority for us, led by our information technology department in conjunction with an interdepartmental information security council representing all of our key functional areas. Enhancements to our cyber security profile include continued testing of our Cyber Incident Response Plan and cybersecurity awareness training for our staff members with access to our cyber systems, migrating additional key applications to secure cloud environments, securing our assets through a Private Key Infrastructure (“PKI”) infrastructure ensuring only trusted devices can access our network, encrypting data flowing between users and applications, enhancing our security event logging and monitoring, and further securing our elevated privileged account access. Also, in an effort to further secure our customers’ credit card information, we implemented a robust encryption and tokenization platform for all credit card transactions in our restaurants, ensuring that no credit card data is stored in our internal systems. This included the installation of equipment that can also process smart payment cards, commonly referred to as EMV (Europay, Mastercard, Visa). We implemented EMV at all of our restaurants in fiscal 2017.

(For a discussion of the risks related to our use of computer networks and technology in the operation of our business, see Item 1A — Risk Factors — “Information technology system failures or breaches of our network security could interrupt our operations and subject us to increased operating costs, as well as to litigation and other liabilities, all of which could materially adversely affect our financial performance”  and “Our inability to maintain a secure environment for customers’ and staff members’ personal data could harm our reputation and result in litigation against us, which could materially adversely affect our financial performance.”)

Marketing and Advertising

We rely on our reputation, as well as our high profile locations, media exposure and positive “word of mouth,” to maintain and grow market share rather than using traditional paid advertising through television, radio or print, or using significant discounting to attract customers. We utilize a social media and digital marketing strategy that allows us to engage regularly with our customers outside of our restaurants, including communication on Facebook®, Twitter®, Pinterest®, Instagram® and other social media platforms, Google search advertising and direct email to customers. (See Item 1A — Risk Factors — “Any inability to effectively use and manage social media, and to respond to negative social media, could harm our marketing efforts as well as our reputation, which could materially adversely affect our restaurant sales and financial performance.”)

Public relations is another important aspect of our marketing approach, and we frequently appear on local and national television for cooking demonstrations and other brand-building exposure, such as National Cheesecake Day. We generated approximately four billion media impressions in fiscal 2017 at minimal cost to us. We partner with several premiere third-party gift card distributors, contributing to our brand awareness and gift card sales. We also attempt to build awareness and relationships with retailers located in the same developments, shopping center operators, local hotel concierges, neighborhood groups and others in the community. For restaurants opening in new markets, we strive to obtain local television, radio station and newspaper coverage in order to benefit from publicity at low or no cost. At times, we also engage in marketing and advertising opportunities in selective local markets. We also partner with our third-party delivery providers and consumer packaged goods licensees on co-branded marketing campaigns.

Our international licensees are committed to opening each new restaurant with marketing that can be comprised of a mix of elements including print, billboards, digital and radio. We maintain final approval of our licensees’ marketing campaigns to promote consistency in the look and feel of marketing efforts including our brand, domestically and abroad. We also work with a global intelligence consultant to gain a better understanding of local perceptions and media coverage of restaurants, generally, and our brand and our licensees, in particular, in international markets. (See Item 1A — Risk Factors — “If we are unable to protect the value of our brands and our reputation, sales at our restaurants may be negatively impacted, which may materially adversely affect our financial performance.”)

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

Food Safety and Quality Assurance

Our risk, food safety and quality assurance teams oversee food safety, nutritional and regulatory compliance in direct support of our restaurants and bakeries to ensure that safe, high quality foods are produced in a clean and safe environment. Our food safety systems are focused on preventing contamination and illness and complying with all regulatory requirements as well as industry standards. Our work and management processes are verified by routine internal and third-party health inspection audits and regulatory agency inspections. In addition, our bakery facilities conduct daily food safety and quality inspections and our plants operate under certified food safety and quality systems.

In selecting suppliers, we look for key performance indicators relating to sanitation, operations and facility management, good manufacturing and agricultural practices, product protection, recovery and food security. In addition to measuring and testing food safety and security practices, we strive to ensure that all our food suppliers have annual food safety and quality system audits. Our restaurants and bakery facilities also follow regulatory guidelines required for conducting and managing ingredient and product traceability. We utilize a web-based notification and tracking solution to efficiently contact our restaurants and monitor our progress in the event of a voluntary or mandatory product withdrawal or recall. We utilize ozone cleaning systems for certain ingredients in our prep kitchens in order to provide an effective “green” sanitizing method that is consistent with our sustainability goals. (See Item 1A — Risk Factors — “Concerns relating to food safety, food-borne illness, pandemics and other diseases could reduce customer traffic to our restaurants, or cause us to be the target of litigation, which could materially adversely affect our financial performance.”)

Government Regulation

We are subject to numerous federal, state, local and foreign laws affecting our business. Each of our restaurants is subject to licensing and regulation by a number of government authorities, which may include alcoholic beverage control, health, sanitation, environmental, labor, immigration, zoning and public safety agencies in the state or municipality in which the restaurant is located. We are also subject to various environmental regulations, including water usage, sanitation disposal and transportation mitigation. During fiscal 2017, there were no material capital expenditures for environmental control facilities and no material expenditures for this purpose are anticipated.

In addition to domestic regulations, our international business exposes us to additional regulations, including antitrust and tax requirements, anti-boycott legislation, import/export and customs regulations and other international trade regulations, privacy laws, the USA Patriot Act and the Foreign Corrupt Practices Act. (For a discussion of the potential impact on our business of a failure by us to comply with applicable laws and regulations, see Item 1A — Risk Factors — “Changes in, or any failure to comply with, applicable laws or regulations could materially adversely affect our ability to operate our restaurants and/or increase our cost to do so, which could materially adversely affect our financial performance.”)

As a manufacturer and distributor of food products, we are subject to a comprehensive regulatory framework that governs the manufacture (including composition and ingredients), labeling, packaging and safety of food in the United States (“U.S”), including the Federal Food, Drug and Cosmetic Act, the Public Health Security and Bioterrorism Preparedness Response Act of 2002, the Federal Food Safety Modernization Act and regulations concerning nutritional labeling under the Patient Protection and Affordable Care Act of 2010 (“PPACA”). PPACA requires restaurant operators with twenty or more locations to make certain nutritional information available to customers. The nutritional disclosure requirements under PPACA are intended to preempt a patchwork of state and local laws regarding nutritional content disclosures that became prevalent over the past several years. Establishments covered by the nutritional disclosure requirements under PPACA currently have until May 7, 2018 to comply with the new rules. (See Item 1A — Risk Factors — “Our inability to respond appropriately to changes in consumer health and disclosure regulations could negatively impact our operations and competitive position, which could materially adversely affect our financial performance.”)

In order to serve alcoholic beverages in our restaurants, we must comply with alcoholic beverage control regulations which require each of our restaurants to apply to a state or other governmental alcoholic beverage control authority for licenses and permits to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. Alcoholic beverage control regulations impact many aspects of the daily operations of our restaurants, including the minimum ages of our patrons who consume and our staff members who serve these beverages, staff member alcoholic beverage training and certification requirements, hours of operation, advertising, wholesale purchasing and inventory control of these beverages, the seating of minors and the serving of food within our bar areas, special menus and events, such as happy hours, and the storage and dispensing of alcoholic beverages. Authorities in many jurisdictions routinely monitor compliance with alcoholic beverage laws.

In addition, we are subject to dram shop statutes in most of the jurisdictions in which we operate, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance. (For a discussion of the potential impact of a settlement or judgment in excess of our liability insurance coverage, see Item 1A — Risk Factors — “If we are unable to manage our business risks, costs associated with litigation and insurance could increase, which could materially adversely affect our financial performance.”)

Various federal, state, local and foreign laws govern our operations and our relationships with our staff members, including such matters as minimum wages, breaks, exempt classifications, equal pay, overtime, tip credits, fringe benefits, leaves, safety, working conditions, provision of health insurance and citizenship or work authorization requirements. We are also subject to the regulations of the Department of Homeland Security, the U.S. Citizenship and Immigration Services and U.S. Immigration and Customs Enforcement.

We are experiencing labor cost inflation as many jurisdictions have significantly increased their minimum wage, tip credit wage and other benefits. In addition to increasing the overall wages paid to our minimum wage and tip credit wage earners, these increases create pressure to increase wages and other benefits paid to other staff members who, in recognition of their tenure, performance, job responsibilities and other similar considerations, historically received a rate of pay exceeding the applicable minimum wage or minimum tip credit wage. We expect these trends will continue as minimum wages and minimum tip credit wages continue to rise and other benefits are mandated. (See Item 1A — Risk Factors — “We are experiencing significant labor cost inflation. If we are unable to offset higher labor costs, we will experience an increase in our cost of doing business, which will materially adversely impact our financial performance.”)

Our facilities must comply with the applicable requirements of the Americans with Disabilities Act of 1990 (“ADA”) and related federal, state and foreign statutes which prohibit discrimination on the basis of disability with respect to public accommodations and employment. Under the ADA and related state and local laws, we take steps to make our new or significantly remodeled restaurants, our corporate and bakery facilities and our websites readily accessible to disabled persons. We make reasonable accommodations for the employment of disabled persons as required by applicable laws.

A significant number of our hourly restaurant staff members receive income from gratuities.  In the United States, we participate voluntarily in a Tip Reporting Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service (“IRS”). By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only FICA tax assessments for unreported or underreported tips. We do not require tip pooling and rely on our staff members to accurately disclose the full amount of their tip income. Our reporting is based on the disclosures provided to us by such tipped staff members.

We are subject to laws relating to information security, privacy, cashless payments and consumer credit, protection and fraud. An increasing number of governments and industry groups worldwide have established data privacy laws and standards for the protection of personal information (including social security numbers), financial information (including credit card numbers) and health information. We must continually update our information technology systems and staff member training in order to comply with these laws. In 2017,  we appointed a Chief Privacy Officer to oversee compliance with such laws and regulations. (See Item 1A — Risk Factors — “Information technology system failures or breaches of our network security could interrupt our operations and subject us to increased operating costs, as well as to litigation and other liabilities, all of which could materially adversely affect our financial performance.”)

Trade Names, Trademarks and Other Intellectual Property

We own various types of intellectual property and have applied to register trade names, logos, service marks, trademarks and copyrights (collectively, “Intellectual Property”) in the United States, Canada and in additional countries throughout the world in restaurant and bakery goods categories, among others. We regard our Intellectual Property, including without limitation “The Cheesecake Factory,” “Grand Lux Cafe,” “Rock Sugar Pan Asian Kitchen,” “RockSugar Southeast Asian Kitchen,” “The Cheesecake Factory Bakery,” “The Cheesecake Factory At Home” and “The Dream Factory,” as well as our trade dress, as having substantial value and as being important to our marketing efforts.  Our policy is to pursue registration of our important Intellectual Property whenever commercially feasible and to vigorously oppose infringements of our Intellectual Property. The duration of Intellectual Property registrations varies from country to country, and we have not registered all of our tradenames in every country in which we now or in the future may do business. However, registrations of Intellectual Property are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained. We have also registered various internet domain names, including “www.thecheesecakefactory.com,” “www.grandluxcafe.com,” “www.rocksugarkitchen.com” and “www.thecheesecakefactorybakery.com” as well as derivations of these and other domain names to include international country codes. (See Item 1A — Risk Factors — “Our failure to adequately protect our intellectual property could limit our ability to globally expand our brand, which could materially adversely affect our financial performance.”)

Charitable Giving

In 2001, we sponsored the formation of The Cheesecake Factory Oscar and Evelyn Overton Charitable Foundation (“Foundation”), a 501(c)(3) qualified, non-profit charitable organization.  The Foundation was created as a means to give back to the communities that our restaurants serve, as well as to unite our staff members in charitable causes. Since the inception of its annual Invitational Charity Golf Tournament, the Foundation has raised $3.2 million, including $0.3 million in fiscal 2017, for the City of Hope Comprehensive Cancer Center, a leading research and treatment center for cancer, diabetes and other life-threatening diseases in Southern California.

In fiscal 2017, over 3,000 of our staff members volunteered their time to the Foundation to serve more than 6,000 holiday meals to low-income individuals and families in 13 Salvation Army centers across the United States at our 16th annual Thanksgiving Day Feast. Additionally, the Foundation provides sponsorships for teams comprised of our staff members who work directly with non-profit organizations in their communities to support a variety of local and national initiatives selected by our staff members.

In addition to the efforts of the Foundation, the Company directly participates in the nationwide Harvest Food Donation Program by regularly donating surplus food from many of our restaurants to local food rescue operations for distribution to soup kitchens and shelters. Since the program’s inception in 2007, we have donated more than 4.3 million pounds of food, including approximately 470,000 pounds in fiscal 2017. Additionally, in fiscal 2017, we donated $0.2 million to Feeding America®, the nation’s largest domestic hunger-relief organization, through sales of our Celebration, Pumpkin, Pumpkin Pecan and Peppermint Bark cheesecakes, bringing our total contributions to Feeding America to $4.4 million over the past ten years. Our staff members also collected approximately 186,000 pounds of peanut butter nationwide in 2017 to support Feeding America’s annual campaign to bring awareness to and help fight domestic hunger by donating peanut butter to local food banks.

We also partnered with the California Community Foundation to provide a method for our staff members to assist other staff members in need through our The Cheesecake Factory “HELP” fund, including those impacted by hurricanes Harvey, Irma and Maria.

Employees

As of January 2, 2018, we employed approximately 39,100 staff members, of which approximately 38,000 worked in our restaurants, approximately 650 worked in our bakery operations and approximately 450 worked in our corporate center and restaurant field supervision organization. Our staff members are not covered by any collective bargaining agreements, and we consider our relations with our staff members to be favorable. Our focus on the development, engagement and retention of our staff and managers contributed to The Cheesecake Factory being named in February 2018, for the fifth year in a row, to Fortune magazine’s list of “100 Best Companies to Work For®,” among other human resources awards.

Executive Officers of the Registrant

David Overton, age 71, serves as our Chairman of the Board and Chief Executive Officer. Mr. Overton co-founded our predecessor company in 1972 with his parents, Oscar and Evelyn Overton. He is also a founding member and director of our Foundation.

David M. Gordon, age 53, was appointed President of the Company in February 2013. Mr. Gordon joined our Company in 1993 as a Manager and held operational positions, including General Manager, Area Director of Operations, Regional Vice President and Chief Operating Officer prior to his appointment as President. He is also a director of our Foundation.

Matthew E. Clark, age 48, was appointed Executive Vice President and Chief Financial Officer in 2017. Mr. Clark joined our Company in 2006 as Vice President of Strategic Planning and most recently oversaw the strategy, financial planning, treasury and risk management functions as Senior Vice President, Finance and Strategy. Earlier in his career, Mr. Clark held a number of finance positions of increasing responsibility at Groupe Danone, Kinko’s and The Walt Disney Company. He is also an advisory director of our Foundation.

Max S. Byfuglin, age 72, serves as President of The Cheesecake Factory Bakery Incorporated, our bakery subsidiary. Mr. Byfuglin joined our bakery operations in 1982 and worked closely with our founders, serving in nearly every capacity in our bakery operations over the past 35 years. Mr. Byfuglin announced his retirement from the Company, on a date to be determined in Spring 2018.

Debby R. Zurzolo, age 61, serves as our Executive Vice President, Secretary and General Counsel. Ms. Zurzolo joined our Company as Senior Vice President and General Counsel in 1999 and was appointed to her current positions in 2003. From 1982 until joining the Company, she practiced law at Greenberg Glusker Fields Claman & Machtinger LLP in Los Angeles, California. As a partner with that firm, Ms. Zurzolo represented us on various real estate and other business matters. She is also a founding member and director of our Foundation. Ms. Zurzolo announced her retirement from the Company, effective April 12, 2018.

ITEM 1A.                                       RISK FACTORS

An investment in our common stock involves risks and uncertainties. In addition to the information contained elsewhere in this Annual Report on Form 10-K and other filings that we make with the SEC, you should carefully read and consider the risks described below before making an investment decision. The occurrence of any of the following risks could materially harm our business, operating results, EPS financial position, cash flows and/or the trading price of our common stock (individually and collectively referred to as our “financial performance”). In addition, our actual financial performance could vary materially from any results expressed or implied by forward-looking statements contained in this report, in any of our other filings with the SEC and other communications by us, both written and oral, depending on a variety of factors, including the risks and uncertainties described below. It is not possible for us to predict all possible risks or the impact these factors could have on us or the extent to which any one factor, or combination of factors, may materially adversely affect our financial performance.

Risks Related to Our Financial Performance

The impact global and domestic economic conditions have on consumer discretionary spending could negatively impact our business and financial performance.

Dining out is a discretionary expenditure that historically has been influenced by domestic and global economic conditions. These conditions include, but may not be limited to: unemployment, general and food-specific inflation, consumer confidence, consumer purchasing and saving habits, credit conditions, stock market performance, home values, population growth, wage rates and individual income and payroll tax policy. Material changes to governmental policy related to domestic and international fiscal concerns, and/or changes in central bank policies with respect to monetary policy, also could affect consumer discretionary spending. Any factor affecting consumer discretionary spending may influence customer traffic in our restaurants and average check, thus potentially having a material impact on our financial performance. General economic conditions are broadly expected to continue steady, including  slow GDP and wage growth, similar to the growth experienced in recent years; however, recent fiscal proposals and regulatory and policy changes could cause economic conditions to differ from recent years and/or the existing forecasts. Also, while we anticipate changes to U.S. federal tax law resulting from the Tax Cuts and Jobs Act, signed into law on December 22, 2017, to have a generally favorable impact on our net income margin, the effect of these changes on the macro-economy over time is difficult to forecast. If these changes cause higher inflation, higher interest rates or impact the economy in other unforeseen ways, our financial performance could suffer. Additionally, interest rates are widely expected to continue to increase in the United States going forward. These potential changes to the recent fiscal and monetary trends could alter consumer behavior, which in turn could materially affect customer traffic and spending in our restaurants and overall financial performance.

Our financial performance may be materially adversely affected if we are unable to grow comparable restaurant sales.

Changes in comparable restaurant sales occur due to variations in customer traffic and in average check. Customer traffic and average check may be impacted by menu price increases or decreases and/or changes in menu mix. Our strategy is to increase comparable restaurant sales by stabilizing customer traffic and growing average check. If we fail to achieve comparable restaurant sales growth or incur a decrease, and our costs also increase, remain flat, or decrease but by less than the decrease in comparable restaurant sales, the effect, over time, would be to spread costs across a lower level of sales, which could materially adversely affect our financial performance.

Changes in customer traffic are impacted by a variety of factors, including macroeconomic conditions that impact consumer discretionary spending, perception of our concepts’ offerings in terms of quality, price, value and service, changes in consumer eating habits, irregular and increasingly volatile weather conditions, demographic, economic and other adverse changes in the trade areas in which our restaurants are located and changes in the regulatory environment.

We compete directly and indirectly for customer traffic with national and regional casual dining restaurant chains, as well as independently-owned restaurants. The casual dining segment has been experiencing traffic declines, resulting in a more difficult environment in which to stabilize customer traffic. In addition, we face competition from quick-service restaurants, home delivery services, mobile food service, grocery stores and meal kits that are increasing their quality and variety of food products in response to consumer demand. We believe that many consumers remain focused on value, and if other restaurant operators are able to promote and deliver a higher degree of perceived value through heavy discounting or other methods, our customer traffic may be negatively impacted. Some of these competitors have significantly greater resources to market aggressively to customers, which could result in decreased market share. Our financial performance could be materially adversely affected if we are not successful in stabilizing current levels of customer traffic.

We utilize menu price increases to help offset inflation of key operating costs. However, our menu price increases may be insufficient to entirely absorb or offset increased costs and, if not accepted by customers, menu price increases could result in reduced customer traffic, which could negatively impact our ability to grow comparable restaurant sales and materially adversely affect our financial performance.

Our menu mix could be materially adversely affected if our customers purchase fewer menu items or lower cost menu items in order to reduce their check spend. Unfavorable menu mix shifts could reduce average check, negatively impacting our ability to grow comparable restaurant sales, which could materially adversely affect our financial performance.

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

If we experience negative publicity, regardless of any factual basis, relating to food quality, restaurant facilities, customer complaints or litigation, alleging injury or food-borne illnesses, food tampering or contamination or poor health inspection scores, sanitary or other issues with respect to food processing by us or our suppliers, the condition of our restaurants, labor relations, any failure to comply with applicable regulations or standards, allegations of harassment or other negative publicity, then sales at our restaurants may be adversely impacted, which could materially adversely affect our financial performance. The widespread use of social media can increase the scope and speed of dissemination of adverse content, whether accurate or not, and hamper our ability to promptly correct misrepresentations or otherwise respond effectively to negative publicity, which could harm the value of our brand and materially adversely affect our financial performance. (See Item 1A — Risk Factors — “Any inability to effectively use and manage social media, and to respond to negative social media, could harm our marketing efforts as well as our reputation, which could materially adversely affect our restaurant sales and financial performance.”)

Our inability to anticipate and react effectively to changes in the costs of key operating resources, including food, utilities, and other supplies and services, may increase our cost of doing business, which may materially adversely affect our financial performance.

We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as cream cheese, depending on market conditions and expected demand. We strategically enter into long-term fixed pricing agreements for certain dairy items when available and pricing conditions are favorable, and we continue to evaluate the possibility of entering into similar arrangements for additional commodities. We also periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing our risk and variability in these categories. Although these vehicles and markets may be available to us, as of the end of our 2017 fiscal year, we had chosen not to enter into such contracts due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors. Where we had not entered into long-term contracts, commodities can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be even more susceptible to price fluctuation than other products.

While we strive to engage in a competitive bidding process for our principal commodity, supply, service and equipment requirements, because certain of these products and services may only be available from a few vendors or service providers, we may not always be able to do so. Because of this lack of competition, we may be vulnerable to excessive price demands, especially as they relate to the cost of products or services that are critical to our profitability. Our financial performance could be materially adversely affected if we are unable to effectively manage the cost of our principal commodity, supply, service and equipment requirements.

In those markets that are de-regulated, we engage in a competitive bidding process for our utility requirements. If this process yields favorable bid results, we may enter into utility supply agreements for certain of our restaurants. Although such supply agreements can vary in length, historically the majority have been for one-year terms. Also, resources that we may purchase on the international market are subject to fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, tariffs and fluctuating global demand. Also, our suppliers may be impacted by increased costs to produce and transport resources that we use in our restaurants and bakeries, which could increase our cost for such commodities.

Certain products and ingredients commonly used in food preparation have recently come under scrutiny for possibly posing social and environmental risks, such as from an animal welfare and sustainability perspective. We have identified some of these products and ingredients in our supply chain and have adopted a comprehensive Sustainable Sourcing Policy under which we commit to a buying preference in our supply by 2025, or sooner where practicable, for products and ingredients that are sustainably grown and harvested and which do not have negative social impact, and for products from animals that are humanely raised and processed (“sustainable products”). While we are committed to implementing these changes in as timely and commercially feasible manner as possible, there is a risk that some of our products or ingredients may become the subject of adverse media attention before we are able to do so. Additionally, while we make significant efforts to ensure we will have a sufficient ongoing supply of sustainable products at a reasonable cost, since there is currently a smaller market for certain of these products, they may be especially susceptible to cost volatility and supply fluctuations. We cannot be certain that our supply and cost mitigation efforts or commitment to purchase sustainable products will be successful at all times.

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

Increases in minimum wages and minimum tip credit wages, extensions of personal and other leave policies, other governmental regulations affecting labor costs, and a diminishing pool of potential staff members as the unemployment rate continues to fall and legal immigration is restricted, especially in certain localities, could materially adversely affect our financial performance. We operate in many jurisdictions where the minimum wage and other benefits are significantly higher than the United States federal requirements, and in such areas our staff members receive minimum compensation equal to the jurisdiction’s minimum requirements. In other geographic areas, some of our staff members may be paid a tip credit wage that is supplemented by gratuities received from our customers. Many jurisdictions significantly increased their minimum wage, tip credit wage and other benefits, while others and the United States federal government also are contemplating similar increases over time. In addition to increasing the overall wages paid to our minimum wage and tip credit wage earners, these increases create pressure to increase wages and other benefits paid to other staff members who, in recognition of their tenure, performance, job responsibilities and other similar considerations, historically received a rate of pay exceeding the applicable minimum wage or minimum tip credit wage. Because we employ a large workforce, minimum wage and tip credit wage increases, as well as increases in other benefits, have a particularly significant impact on our labor costs. Our vendors, contractors and business partners are similarly impacted by such wage and benefit inflation, and many have or will increase our cost for goods, construction and services in order to offset their increasing labor costs. We expect these trends will continue as minimum wages and minimum tip credit wages continue to rise and other benefits, such as increasing leave policies, are mandated.

Our labor expenses include a significant amount of costs related to our self-insured health and dental benefit plans. Health care costs continue to rise and are especially difficult to project. Material increases in costs associated with medical claims, or an increase in the severity or frequency of such claims, may cause health care costs to vary substantially from quarter-to-quarter and year-over-year. We mitigate these costs by carrying stop loss coverage. We also offer a variety of health plans to our staff members, including lower cost high deductible health plans, with an option for participants to contribute to a personal health savings account (“HSA”), to help mitigate these costs. However, given the unpredictable nature of actual health care claims trends, including the severity or frequency of claims, in any given year our health care costs could significantly exceed our estimates, which could materially adversely affect our financial performance.

A great deal of uncertainty exists with respect to the future of the Patient Protection and Affordable Care Act as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (“PPACA”) and such uncertainty makes planning difficult year over year. Any significant changes to the healthcare insurance system, including a dismantling of PPACA in whole or in part and/or implementation of a supplementary and/or replacement healthcare insurance system, could impact our healthcare costs. Material increases in healthcare costs could materially adversely affect our financial performance.

While we try to offset increases in the cost of labor by gradually raising prices for our menu items and bakery products, and employing more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to do so in the future. (See Item 1A — Risk Factors — “Our financial performance may be materially adversely affected if we are unable to grow comparable restaurant sales.”) If we are unable to anticipate and respond to increases in our labor costs, our financial performance could be materially adversely affected.

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

•                        timing of the delivery of the leased premises to us from our landlords in order to perform build-out construction activities;

•                        the ability of our landlords and us to obtain all necessary governmental licenses and permits, and consents of third parties, on a timely basis to construct and operate our restaurants;

•                        our ability to successfully manage the complex design, construction and preopening processes for our highly customized restaurants;

•                        the availability and/or cost of raw materials and labor used in construction;

•                        the availability of qualified tradespeople in the local market;

•                        any unforeseen engineering or environmental problems with the leased premises;

•                        adverse weather or other delays during the construction period; and

•                        political uncertainty.

Our inability to obtain an adequate number of suitable sites for future restaurant openings could materially adversely affect our financial performance.

We may incur additional costs if we are unable to renew our restaurant leases on similar terms and conditions, or at all, or to relocate our restaurants in certain trade areas, which could materially adversely affect our financial performance.

We currently lease all of our restaurant premises and, although we remain flexible to other arrangements, we currently plan to continue to lease our restaurant locations in the future. Some of our leases have terms that will expire in the next few years and beyond. While many of these leases include renewal options, some do not. While lease expirations allow us to opportunistically evaluate the possibility of relocating certain restaurants to higher quality sites and trade areas over time, doing so may involve additional costs, such as increased rent and other expenses related to renegotiating the terms of occupancy of an existing lease, and the costs to relocate and develop a replacement restaurant if we choose not to renew a lease, or are unable to do so, on favorable terms in a desirable location. In addition, we may elect to terminate certain leases prior to their expiration dates in order to improve financial performance in certain trade areas over the long term. However, we may be unable to negotiate favorable terms for such early terminations. Additional costs related to expiring restaurant lease terms, our inability to terminate certain restaurant leases under favorable terms, or the unavailability of suitable replacement locations could materially adversely affect our financial performance.

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

We must continue to attract, retain and motivate a sufficient number of qualified management and operating personnel to maintain consistency in the quality of our restaurants, both domestically and internationally. Qualified management and operating personnel are currently in high demand. If we are unable to attract and retain qualified people, our restaurants could be short staffed, we may be forced to incur overtime expenses, and our ability to operate and expand our concepts effectively could be limited. In addition, we continue to require the services of our senior management and operating personnel to support our international expansion efforts. If we are unable to recruit and train managers to work at restaurants operated by our international licensees while adequately maintaining sufficient numbers of managers for our Company-owned locations, the quality of our operations may suffer, the reputation of our brand may be harmed and our ability to effectively grow our business may be hindered, any of which could materially adversely affect our financial performance.

Any inability to offer long-term equity incentive compensation may harm our ability to retain key staff members, which could materially adversely affect our operations and financial performance.

As part of a competitive compensation package, we grant equity awards to key staff members, including our executives and our General Managers and Executive Kitchen Managers who run our restaurants. From time to time, we may ask our stockholders to approve additional shares in our equity compensation plan to allow us to continue to grant equity awards as part of our compensation packages. Stockholder advisory groups utilize guidelines to issue voting recommendations intended to influence stockholder votes regarding approval of proxy proposals. If we are unable to meet the formulae required to obtain favorable recommendations or otherwise are unable to receive stockholder support for our share increase proposals, our ability to use equity compensation to incentivize our staff will be materially adversely affected. In addition, the Tax Cuts and Jobs Act of 2017 eliminated our ability to deduct certain performance-based compensation, prompting us to re-examine the structure of our current performance-based compensation plan. If we are unable to grant equity compensation awards at a competitive level, we would need to offer equally compelling alternatives to supplement our compensation, including long-term cash compensation plans, or to significantly increase short-term cash compensation, in order to continue to attract and retain key personnel. If we are required to use these alternatives, our compensation costs could increase significantly, which would materially adversely affect our financial performance.

Any inability to effectively use and manage social media, and to respond to negative social media, could harm our marketing efforts as well as our reputation, which could materially adversely affect our restaurant sales and financial performance.

Social media provides a powerful medium for consumers, staff members and others to communicate their approval of or displeasure with a business. This aspect of social media is especially challenging because it allows any individual to reach a broad audience with an ability to respond or react, in near real time, with comments that are often not filtered or checked for accuracy. If we are unable to quickly and effectively respond, any negative publicity could “go viral” causing nearly immediate and potentially significant harm to our brand and reputation, whether or not factually accurate.

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

We face food safety risks, including the risk of food-borne illness and food contamination (including allergen cross contamination), which are common both in the restaurant industry and the food supply chain. While we dedicate substantial resources and provide training to ensure the safety and quality of the food we serve, these risks cannot be completely eliminated. Additionally, we rely on our network of suppliers to properly handle, store and transport our ingredients for delivery to our restaurants. Any failure by our suppliers, or their suppliers, could cause our ingredients to be contaminated, which could be difficult to detect and put the safety of our food in jeopardy. We freshly prepare our menu items at our restaurants, which may put us at greater risk for food-borne illness and food contamination outbreaks than some of our competitors who use processed foods or commissaries to prepare their food. The risk of food-borne illness also may increase whenever our menu items are served outside of our control, such as by third-party food delivery services, customer take out or at catered events.

Adverse publicity or news reports, regardless of accuracy, regarding food quality or safety issues, illness, injury, recalls, health concerns, government or industry findings concerning food products served by us or our licensees, or issues stemming from the operation of our restaurants or bakeries, restaurants operated by our licensees, third parties with whom we may co-brand products or who sell or distribute our products, or third parties we may use to procure materials used in our business, or generally in the food supply chain, could be damaging to the restaurant industry overall and specifically harm our brand and reputation, which in turn could materially adversely affect our financial performance.

If a pathogen, such as Ebola, “mad cow disease,” “SARS,” “swine flu,” avian influenza, norovirus or other virus or bacteria, such as salmonella or E.coli, or if parasites or other toxins infect the food supply (or are believed to have infected the food supply), the demand, availability and price of certain food items may be adversely impacted. Additionally, if our customers or staff members become infected with a pathogen which was actually or claimed to be contracted at our restaurants, customers may avoid our restaurants or it may become difficult to adequately staff our restaurants, the occurrence of either or both of which may materially adversely affect our financial performance. Any adverse food safety occurrence may result in litigation against us by customers, governmental authorities and others. Although we carry liability and other insurance coverage to mitigate against these risks, not all risks of this nature are fully insurable and, even if insured, the negative publicity associated with such an event may cause a decrease in customer patronage which may materially adversely affect our financial performance.

In addition to selling products throughout the world through various distribution channels, including, without limitation, supermarkets, mass market retailers, club stores and various other food service and retail channels, our two bakery facilities are the only sources of most of our baked desserts to our restaurants. If any of our bakery products becomes subject to a product recall or market withdrawal, whether voluntary or involuntary, our costs to conduct such recall or market withdrawal could be significant, restaurant sales as well as third-party sales of bakery product may be reduced and our reputation could be harmed, which could materially adversely affect our financial performance.

In addition, any adverse food safety event could result in mandatory or voluntary product withdrawals or recalls, regulatory and other investigations, and/or criminal fines and penalties, any of which could disrupt our operations, increase our costs, require us to respond to findings from regulatory agencies that may divert resources and assets, and result in potential civil fines and penalties as well as other legal action, which could materially adversely affect our financial performance.

Information technology system failures or breaches of our network security could interrupt our operations and subject us to increased operating costs, as well as to litigation and other liabilities, all of which could materially adversely affect our financial performance.

We rely heavily on our in-restaurant and enterprise-wide computer systems and network infrastructure across our operations (“Cyber Environment”), which could be vulnerable to various risks. The efficient management of our operations depends upon our ability to protect our Cyber Environment against damage from physical theft, casualties such as fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, denial of service attacks, viruses, worms, malware, breaches of the algorithms we and our third-party service providers use to encrypt and protect data, including customer transaction and credit card data, and other disruptive problems caused by hackers or others who intentionally target Cyber Environment vulnerabilities of companies such as ours (collectively, “security incidents”). We employ both internal resources and external consultants to conduct auditing and testing for weaknesses in our Cyber Environment to reduce the likelihood of any security incident. In addition, we developed a multi-discipline security incident response plan to help ensure that our executives are fully and accurately informed and manage, with the help of content experts, the discovery, investigation and auditing of, and recovery from any security incidents. However, we can provide no assurance that these measures will be successful in preventing losses in the event of a security incident.

Also, our international licensees have access to certain elements of our intellectual property within their Cyber Environment and may not have developed processes to secure their systems and equipment against a security incident or maintain discovery, investigation, auditing and recovery protocols that are as robust as our own, or have the ability to respond to a security incident to the same extent and as timely. Available cyber-risk insurance coverage and policy limits may not adequately cover or compensate us in the event of a security incident. Our financial performance may be materially adversely affected if  our operations are interrupted by a security incident from which we are  not able to promptly and fully recover, if any cyber-risk insurance is unable to fully address our losses, and/or if we become subjected to litigation or regulatory action because of such an incident.

Our inability to maintain a secure environment for customers’ and staff members’ personal data could harm our reputation and result in litigation against us, which could materially adversely affect our financial performance.

We receive and maintain certain personal information about our customers and staff members. For example, we transmit confidential credit card information in connection with credit card transactions, and we are required to collect and maintain certain personal information in connection with our employment practices, including the administration of our benefit plans. Our collection and use of this information may be regulated by U.S. federal, state and local and foreign laws and regulations. If a security incident occurs involving loss or inappropriate access to or dissemination of such personal information, we may become liable under applicable law for damages (including statutory damages) and incur penalties and other costs to remedy such incident. Depending on the facts and circumstances of such an incident, these damages, penalties and costs could be significant and could exceed applicable coverage limits under available insurance policies, if any. Such an event also could harm our reputation and result in litigation against us. Any of these results could materially adversely affect our financial performance.

Our ability to accept credit cards as payment in our restaurants and for online gift card orders depends on us remaining compliant with standards set by the PCI Security Standards Council (PCI). These standards require certain levels of Cyber Environment security and procedures to protect our customers’ credit card and other personal information. We continue to evaluate additional security enhancements and have implemented end-to-end encryption and tokenization technology, PKI that only permits known computing assets access to our network, and Intrusion Detection and Intrusion Prevention (IDS/IPS) that scans data in transit detecting and preventing the execution of harmful code. However, we can provide no assurance that our security measures will be successful in the event of an attempted or actual security incident. If these security measures are not successful, we may become subject to litigation or the imposition of regulatory penalties, which could result in negative publicity and significantly harm our reputation, either of which could materially adversely affect our financial performance.

Our failure to adequately protect our intellectual property could limit our ability to globally expand our brand, which could materially adversely affect our financial performance.

We own and have applied to register trade names, logos, service marks, trademarks, copyrights and other intellectual property (collectively, “Intellectual Property”), including The Cheesecake Factory®, The Cheesecake Factory Bakery®, The Cheesecake Factory At Home™, Grand Lux Cafe®, Rock Sugar Pan Asian Kitchen®, and RockSugar Southeast Asian Kitchen® in the United States and in additional countries throughout the world. Our Intellectual Property is valuable to our business and requires continuous monitoring to protect. We protect our Intellectual Property in a variety of ways, including by contract and by registration in the United States and in various other countries throughout the world. We regularly and systemically search for misappropriations of our Intellectual Property and seek to enforce our rights whenever appropriate to do so; however, we cannot be assured of success in every case and cannot possibly find all infringing uses of our Intellectual Property. Furthermore, we have not registered all of our Intellectual Property throughout the world, as doing so may not be feasible because of associated costs, various foreign trademark law prohibitions or registrations by others. Our inability to effectively protect our Intellectual Property domestically or internationally could limit our ability to globally expand our brand thereby materially adversely affecting our financial performance.

We face a variety of risks related to our international expansion and global brand development efforts that could negatively affect our brand, require additional infrastructure to support such efforts, and expose us to additional liabilities under foreign laws, any of which could materially adversely affect our financial performance.

International operations have a unique set of risks that differ from country to country, and can include, among other risks, political instability, governmental corruption, social, religious and ethnic unrest, anti-American sentiment, delayed and potentially less effective ability to respond to a crisis occurring internationally, changes in global economic conditions (such as currency valuation, disposable income, climate change, unemployment levels and increases in the prices of commodities and labor), the regulatory environment, immigration, labor and pension laws, income and other taxes, consumer preferences and practices, as well as changes in the laws and regulations governing foreign investment, joint ventures or licensing arrangements in countries where our restaurants or licensees are located, the financial stability and wherewithal of our licensees, and local import controls.

The products and services offered at our international Company-owned and licensed restaurants may be negatively affected by factors outside of our control, including, but not limited to:

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

•                  foreign currency exchange rate fluctuations; and

•                  currency fluctuations, trade restrictions, taxes or tariffs adversely affecting our or our licensees’ ability to import goods from the United States and other parts of the world that are required for operating our branded restaurants, including our cakes which are wholly manufactured in the United States.

Our international licensees are authorized to operate The Cheesecake Factory® restaurant concept using certain of our intellectual property and systems, and to provide our branded food and bakery products directly to customers in The Cheesecake Factory restaurants opened in the licensed trade areas. We provide extensive and detailed training to our licensees so their staff members may be able to effectively execute our operating processes and procedures and periodically audit their performance and adherence to our requirements. However, since we do not operate these restaurants directly, we can provide no assurance that our licensees will adhere to our operating standards in the same manner as we would were such restaurants operated directly by us.

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

As we continue the international expansion of our brand, we must comply with regulations and legal requirements, including those related to immigration and the protection of our Intellectual Property. Additionally, we must comply with domestic laws affecting U.S. businesses that operate internationally, including the Foreign Corrupt Practices Act and anti-boycott laws, and with foreign laws in the countries in which we expand our restaurants. (See Item 1A — Risk Factors —“Changes in, or any failure to comply with, applicable laws or regulations could materially adversely affect our ability to operate our restaurants and/or increase our cost to do so, which could materially adversely affect our financial performance.”) Our financial performance may also be materially adversely affected by liabilities, costs and expenses we may incur in the event we become subject to lawsuits or other legal actions resulting from our acts or omissions or those of our licensees. There can be no assurance that any insurance coverage or contractual indemnification would be effective to protect against such liabilities.

Our strategic relationship with Fox Restaurant Concepts LLC (“FRC”) might not yield the anticipated benefits, and we may lose some or all of our investment, which could materially adversely affect our financial performance.

During fiscal 2016, we entered into a strategic relationship with FRC with respect to two of its brands, North Italia and Flower Child. Under the terms of the agreements, we made initial minority equity investments in, and have and will continue to provide ongoing growth capital for, these concepts. We have the right, and an obligation if certain financial, legal and operational conditions are met, to acquire the remaining interest in either or both of these concepts in the next two to four years.

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

We are selectively pursuing and continue to evaluate developing, investing in or acquiring new restaurant concepts, expansion of The Cheesecake Factory At HomeTM brand to other retail opportunities and other initiatives which may create risks to our business that could materially adversely affect our financial performance.

We are selectively pursuing and continue to evaluate other means to leverage our competitive strengths, including developing, investing in or acquiring new restaurant concepts, expansion of our brands to other retail opportunities and/or other initiatives. Any involvement in any such development, investment arrangement, acquisition, expansion of our brand or other initiative, may create inherent risks, including, without limitation:

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

We continually evaluate the appropriate level of infrastructure necessary to support our operational and development plans, including our domestic and international expansion. If market conditions improve and we are able to identify enough high quality sites to significantly increase the planned number of new restaurant openings in the future, we may be unable to scale or manage the growth of our corporate and field supervision infrastructure in the short term to appropriately support our expansion. Likewise, if sales decline, we may be unable to reduce our infrastructure quickly enough to prevent sales deleverage which would materially adversely affect our financial performance.

Our international license agreements require us to provide training and support to our licensees for their development and operation of The Cheesecake Factory restaurants. We have dedicated certain corporate personnel to international development and continue to utilize the talents of existing management, as we grow our international licensing and operations infrastructure. In addition, one of the most important aspects of our restaurant operations is our ability to deliver dependable, quality service by experienced staff members who can execute our concepts according to our high standards. This may require training our licensees’ management in the United States and our licensees’ staff members in the licensed territories, as well as providing support in the selection and development of restaurant sites, product sourcing logistics, technological systems, and menu modification. If we are unable to provide the appropriate level of infrastructure support to our international licensees, including due to a lack of available personnel or due to foreign or domestic governmental restrictions on travel or on the ability of our staff members to provide training in licensed countries or our licensees’ staff members to receive training domestically, or due to self-imposed restrictions on travel of our staff members as a result of terrorism or other political unrest in areas in which our licensees operate, our contractual relationships and future international expansion opportunities may be harmed resulting in an adverse effect on our financial performance.

Our failure or inability to develop and grow other branded concepts could materially adversely affect our financial performance.

Our ability to develop and grow other branded concepts is becoming increasingly important to our long-term growth potential. We have developed and currently operate restaurants under the Grand Lux Cafe® and RockSugar Southeast Asian Kitchen® (transitioning from Rock Sugar Pan Asian Kitchen®) brands and are in the process of developing a new fast casual concept and expanding The Cheesecake Factory At HomeTM brand to other retail opportunities. While all of our restaurants are subject to the risks and uncertainties described in this filing , there is an enhanced level of risk and uncertainty related to our ability to develop and grow our less established concepts. We can provide no assurance that our new and/or less established concepts will be accepted in the markets targeted for expansion or that we will be able to achieve our targeted  returns. Our failure or inability to develop and grow other branded concepts could detrimentally affect our long-term growth potential, which could materially adversely affect our financial performance.

Changes in, or any failure to comply with, applicable laws or regulations could materially adversely affect our ability to operate our restaurants and/or increase our cost to do so, which could materially adversely affect our financial performance.

We are required to comply with various federal, state and local and foreign laws and regulations, including, without limitation, those relating to alcoholic beverage control, public health and safety, access and use by the disabled, environmental hazards, labor and employment laws, including, without limitation, equal wage laws and exempt versus non-exempt employee classifications, data security and food safety and labeling. Changes to these laws and regulations may create challenges for us, and while we subscribe to certain services and have established procedures to identify changes in the laws and regulations, there can be no assurance that we will identify every change and comply therewith on a timely basis. We may incur penalties and other costs, sanctions and adverse publicity by failing to comply with applicable laws, any of which could materially adversely affect our financial performance.

The failure to obtain and/or retain licenses, permits or other regulatory approvals required to operate our business could delay or prevent the opening and/or continued operation of a restaurant or our bakeries, materially adversely affecting that facility’s operations and profitability and our ability to obtain similar licenses, permits or approvals elsewhere. In addition, the failure to comply with governmental regulations could subject us to penalties and interruptions in operations. In certain jurisdictions, we may be subject to “dram shop” statutes that generally allow a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Dram shop litigation may result in significant judgments, including punitive damages. A settlement or judgment against us under a dram shop statute in excess of our general liability insurance coverage could materially adversely affect our financial performance.

Significant increases in minimum wages, including the tip credit wage in certain states, paid or unpaid leaves of absence, equal wage legislation, mandatory sick pay and paid time off regulations in a growing number of jurisdictions, mandated health and/or COBRA benefits, or increased tax reporting, assessment or payment requirements related to our staff members who receive gratuities, or changes in interpretations of existing employment law, including with respect to classification of exempt versus non-exempt employees, could significantly increase our labor costs, which would materially adversely affect our financial performance.

We are subject to federal and state laws that prohibit discrimination in the workplace and that set standards for the design, accessibility and operation of public facilities, such as the Americans with Disabilities Act. Compliance with these laws and regulations can be costly and failure to comply could create exposure to government proceedings and litigation. Even a perceived failure to comply could result in negative publicity that could damage our reputation and materially adversely affect our financial performance. In addition, various federal, state and local and foreign labor laws and regulations govern our operations and relationships with our staff members, including, but not limited to, minimum wages, breaks, overtime, deductions, certain benefits (including health care benefits), safety, working conditions and citizenship and legal residency requirements. These requirements also extend to independent third-party service providers we engage to perform certain services at our restaurants. While we take precautions to ensure that our third-party service providers comply with applicable laws and to maintain an independent contractor relationship, we cannot be assured such efforts will be successful, and we may incur liability vicariously as a joint employer for failures by our independent third-party service providers to comply with applicable laws. Changes in, or any failure to comply with, these laws and regulations could subject us to fines or other legal actions. Settlements or judgments in connection therewith that are not insured against or are in excess of our coverage limitations could materially adversely affect our business and financial performance.

Despite our efforts to maintain compliance with legal requirements, including implementation of electronic verification of legal work status, some of our staff members may not meet legal citizenship or residency requirements. This could result in a disruption in our work force, sanctions against us and adverse publicity. In addition, immigration-related employment regulations may make it more difficult for us to identify and hire qualified staff members. (See Item 1A — Risk Factors —“We face a variety of risks related to our international expansion and global brand development efforts that could negatively affect our brand, require additional infrastructure to support such efforts, and expose us to additional liabilities under foreign laws, any of which could materially adversely affect our financial performance” for a discussion of regulatory risks related to our international expansion.)

Changes in tax laws and resulting regulations could result in changes to our tax provisions and expose us to additional tax liabilities that could materially adversely affect our financial performance

We are subject to income and other taxes in the U.S. and foreign jurisdictions. Changes in applicable U.S. or foreign tax laws and regulations, such as the December 2017 enactment of Federal legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”), or their interpretation and application, including the possibility of retroactive effect and changes to state tax laws that may occur in response to the Tax Act, could affect our tax expense and profitability. In addition, the final determination of any tax audits or related litigation could be materially different from our historical income tax provisions and accruals. Changes in our tax provision or an increase in our tax liabilities, whether due to changes in applicable laws and regulations, the interpretation or application thereof, or a final determination of tax audits or litigation, could materially adversely affect our financial performance.

Our inability to respond appropriately to changes in consumer health and disclosure regulations could negatively impact our operations and competitive position, which could materially adversely affect our financial performance.

PPACA requires restaurant operators with twenty or more locations to make certain nutritional information available to customers. The nutritional disclosure requirements under PPACA are intended to preempt a patchwork of state and local laws regarding nutritional content disclosures that became prevalent over the past several years. Establishments covered by the nutritional disclosure requirements under PPACA have until May 7, 2018, to comply with the new rules. There is some uncertainty with respect to certain details of the new rules and how they will be enforced. Additionally, until the new compliance date in May 2018, many states, counties and cities will continue to enforce their own nutritional content disclosure requirements. The continued uncertainty relating to nutritional content disclosure and ongoing need to comply with a patchwork of various state and local disclosure requirements continues to be a challenge for us, raising our compliance cost and exposing us to risk of non-compliance. Also, since our menus are printed on a periodic basis, the timing of implementation of new requirements can affect our ability to timely and accurately comply with such legislation, especially if it continues to be subject to continuous changes in interpretation and delays in implementation.

Some state, local and foreign governments also have enacted legislation regulating or prohibiting the sale of or mandating disclosures relating to certain types and/or levels of ingredients in food served in restaurants, such as trans fats, sodium, GMOs and gluten, and are taxing or considering taxing and/or otherwise regulating high fat, high sugar and high sodium foods. The success of our restaurant and bakery operations and that of our international licensees depends, in part, upon our ability to respond effectively to changes in consumer health and disclosure regulations and to adapt our menu offerings and bakery selections to changes in governmental requirements. If consumer health regulations change significantly, we may be required to modify or discontinue certain menu items. In addition, dietary restrictions in some international locations where our licensees plan to operate may require us to modify or discontinue serving certain menu items in those locations. Our inability to respond with appropriate changes to our bakery and menu offerings in response to regulations governing the sale or disclosure of certain ingredients could result in us being unable to sell certain bakery products or menu items in certain jurisdictions and could also lead to negative publicity about our bakery products or menu items, which, in turn, could adversely affect customer demand for our concepts and could materially adversely affect our financial performance.

Labor organizing could harm our operations and competitive position in the restaurant industry, which could materially adversely affect our financial performance.

Our staff members and others may attempt to unionize our workforce, establish boycotts or picket lines or interrupt our supply chains which could limit our ability to manage our workforce effectively and cause disruptions to our operations, which could materially adversely affect our financial performance. Our labor costs may significantly increase if we become unable to effectively manage our workforce and the compensation and benefits we offer to our staff members, which could materially adversely affect our financial performance.

If we are unable to manage our business risks, costs associated with litigation and insurance could increase, which could materially adversely affect our financial performance.

We are subject to lawsuits, administrative proceedings and claims that arise in the ordinary course of business. These matters typically involve claims by customers, staff members and others regarding issues such as food-borne illness, food safety, premises liability, compliance with wage and hour requirements, work-related injuries, discrimination, harassment, disability and other operational issues common to the foodservice industry. In states with dram shop statutes, we may become subject to dram shop litigation that could result in significant judgments, including punitive damages. We could be materially adversely affected by negative publicity and litigation costs resulting from these claims, regardless of their validity. Employment-related litigation, particularly with respect to claims styled as class action lawsuits, are especially costly to defend. Also, some employment-related claims in the area of wage and hour disputes are not insurable risks and many employment-related disputes involve uncertainty in judicial interpretation from state to state and from federal to state court with respect to the effectiveness of arbitration agreements with our staff members, particularly those which provide for class waivers. We have experienced an increase in wage and hour litigation, in particular in California, where we have seen an increase in claims filed under California’s Private Attorneys General Act (“PAGA”). PAGA allows an aggrieved staff member to bring a lawsuit on behalf of other current and former staff members for labor code violations, including certain technical violations. PAGA claims are not subject to arbitration and may result in exposure to additional penalties, which can be assessed separately from recovery of attorneys’ fees. Significant legal fees and costs in complex class action litigation or an adverse judgment or settlement that are not insured or are in excess of insurance coverage can materially and adversely affect our financial performance.

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employment practices, staff health benefits and certain other insurable risks. A number of factors may significantly increase our self-insurance costs, such as conditions of the insurance market, the availability of insurance, or changes in applicable regulations. The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR”) as of each balance sheet date. Significant judgment is required to estimate IBNR amounts, as parties have yet to assert such claims. Our financial performance may be materially adversely affected if our actual claims costs significantly exceed our estimates.

We may be required to record impairment charges, be unable to fully recoup landlord improvement allowances and/or decide to discontinue operations at certain restaurants, any of which could materially adversely affect our financial performance.

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

If any of our third-party vendors experiences a failure that affects a significant aspect of our business, we may be subject to certain risks and may experience data loss, increased costs or other harm, any of which could materially adversely affect our financial performance.

In order to leverage our internal resources and information technology infrastructure, and to support our business continuity and disaster recovery planning efforts in the event of a physical loss or damage to our corporate facilities, we utilize third-party vendors to assist us with some of our essential business processes. For example, we rely on a network of third-party distribution warehouses to deliver ingredients and other materials to our restaurants. In some instances, these processes rely on technology and may be outsourced to the vendor in their entirety and in other instances we utilize these vendors’ externally-hosted business applications. Some of the technological processes for which we utilize third parties include, but are not limited to, gift card tracking and authorization, labor scheduling, email hosting, website hosting, file collaboration, restaurant back office, benefits administration, mobile payment and staff recruiting.

We also utilize third parties to provide gift card distribution and transaction processing services and to perform food delivery services. We derive substantial revenue from these aspects of our business, which could suffer in the event of any factor that adversely impacts our vendors’ ability to provide such services. Such factors may include, without limitation, loss of, or significant change in contractual terms of, key vendor contracts, vendor or processor failures, technology failures, damage to the reputation of any key vendor or other similar occurrences.

We continue to review options to expand the use of third-party providers in other areas. Our practice is to work with service providers that are leading performers in their industries and with technology vendors that employ up to date and appropriate data security practices and internal control practices. However, we cannot guarantee that failures will not occur. The failure of third-party vendors to provide adequate services, including protection of sensitive data, could significantly harm our operations and reputation, which could materially adversely affect our financial performance.

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

All of our core and critical applications are housed in an external tier III data center. To mitigate business interruptions, we employ a disk-based data backup and replication infrastructure between our onsite and external data centers so all data is replicated nightly between two sites. We provide support for our restaurant operations, with the exception of design and construction, from our corporate headquarters in Calabasas, California, an area that is prone to natural disasters such as earthquakes and wildfires. In addition, corporate support for our bakery operations is also at this centralized location, with the exception of our East Coast bakery production and fulfillment facility. If we are unable to execute our disaster recovery procedures in whole or in part, we may experience delays in recovery and losses of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal operating procedures that could expose us to administrative and other legal claims any of which could materially adversely affect our financial performance. A closure or material damage to one or both of our bakery facilities may result in an inability to fulfill or a slowdown in fulfillment of our bakery products to our own and our international licensees’ restaurants as well as to other bakery customers. Such an incident could also result in the loss of critical data regarding our bakery operations. Any of these results could materially adversely affect our financial performance.

Lost production capacity resulting from the temporary closure of our California bakery for refurbishment, renovation and retrofitting could result in a shortage of our baked dessert products that could materially adversely affect our financial performance.

We operate two bakery facilities, one located in California and the other in North Carolina, that produce desserts for our restaurants, international licensees and third-party bakery customers. We are in the process of refurbishing, renovating and retrofitting our California bakery production facility, which will require us to close the facility for a period of time and result in temporary lost production capacity. In preparation for this lost production capacity, we produced inventories of product to satisfy projected requirements while our California facility is inoperative. Our failure to plan accordingly and/or to complete the refurbishment, renovation and retrofitting of our California bakery in accordance with our projected timeline could result in a shortage of our baked dessert products. In such an event, our North Carolina bakery will likely be unable to both satisfy the requirements of our and our international licensee’s restaurants and fully satisfy the demand of our third-party bakery customers. Additionally, we will lose significant potential production capacity while our California facility is inoperative, resulting in substantially greater risk to the continuity of our bakery operations in the event of a natural disaster or other catastrophic event that impacts our North Carolina bakery. For any of these reasons, our lost production capacity resulting from the temporary closure of our California bakery for refurbishment, renovation and retrofitting could result in a shortage of our baked dessert products that could materially adversely affect our financial performance.

Adverse weather conditions, seasonal fluctuations, natural disasters and effects of climate change could unfavorably impact our restaurant sales, which could materially adversely affect our financial performance.

Adverse weather conditions and natural disasters can impact customer traffic at our restaurants, cause the temporary underutilization of outdoor patio seating, make it more difficult to fully staff our restaurants and, in more severe cases, such as hurricanes, earthquakes, tornadoes, blizzards or other natural disasters, cause a temporary inability to obtain supplies, increase commodity costs and cause closures of our affected restaurants, sometimes for prolonged periods, any of which could materially adversely affect our financial performance. Seasonal fluctuations may result from the calendar days of the week on which holidays occur, which may impact consumer spending patterns. Increasing frequency and unpredictability of adverse weather conditions due to climate changes may result in decreased customer traffic, less accurate year-to-year comparisons in sales and other factors affecting financial performance. Our cash flows may be negatively impacted by delay in the receipt of proceeds under any insurance policies or programs we maintain against certain of these risks or the proceeds may not fully offset any such losses. Any or all of these situations could materially adversely affect our financial performance.

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

The opening of a new restaurant could negatively impact sales at one or more of our existing nearby restaurants, which could materially adversely affect our financial performance. It is not our intention to open new restaurants that materially cannibalize the sales of our existing restaurants. However, there can be no assurance that such sales impact will not occur or become more significant in the future as we gradually increase our presence in existing markets to maximize our competitive position and financial performance in each market.

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

We have an unsecured revolving credit facility (“Facility”) with an available borrowing commitment of $200 million and with a commitment increase feature that could provide for an additional $100 million in available credit, subject to the lenders’ electing to increase their commitments or by means of the addition of new lenders. At January 2, 2018, we were in compliance with the covenants contained in the Facility and had $10 million outstanding under the Facility. However, any failure to maintain these debt covenants or have sufficient liquidity to either repay or refinance the then outstanding balance at expiration of the Facility, or upon violation of the covenants, could materially adversely affect our financial performance. (See Note 8 of Notes to Consolidated Financial Statements in Part IV, Item 15 for additional information concerning our long-term debt.)

Risks Related to Owning Our Stock

The market price of our common stock is subject to volatility.

During fiscal 2017, the price of our common stock fluctuated between $38.34 and $67.14 per share. The market price of our common stock may be significantly affected by a number of factors, including, but not limited to, actual or anticipated variations in our operating results or those of our competitors as compared to analyst expectations, changes in financial estimates by research analysts with respect to us or others in the restaurant industry, and announcements of significant transactions (including mergers or acquisitions, divestitures, joint ventures or other strategic initiatives) by us or others in the restaurant industry. In addition, the equity markets have experienced price and volume fluctuations that affect the stock price of companies in ways that have been unrelated to an individual company’s operating performance. The price of our common stock may continue to be volatile, based on factors specific to our company and industry, as well as factors related to the equity markets overall.

We may not be able to achieve our long-term objective of mid-teens total return to stockholders, on average.

We define our total returns as EPS growth plus our dividend yield. Comparable restaurant sales that are below our target, slowing growth of our concepts domestically, our inability to successfully execute other growth opportunities, a decline in growth of our international business, any event that causes our operating costs to substantially increase or an inability to repurchase our stock as expected could slow EPS growth and reduce total returns. Any of these occurrences on a multi-year basis, or a decline in our dividend yield, could bring about lower than targeted mid-teens total returns, on average, which could negatively affect our stock price.

If we are unable to continue to pay, or if we are unable to increase, dividends, our stock price may be harmed.

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

We have a stockholder rights plan, which could affect the price of our common stock and make it more difficult for a potential acquirer to purchase a large portion of our securities, to initiate a tender offer or a proxy contest, or to acquire us.

In August 2008, our Board of Directors extended our stockholder rights plan, commonly known as a “poison pill,” until August 2018. The stockholder rights plan may discourage, delay, or prevent a third party from acquiring a large portion of our securities, initiating a tender offer or proxy contest, or acquiring us through an acquisition, merger or similar transaction even if our stockholders might receive a premium for their shares over the then-current market price in the event of such transaction. On February 15, 2018, our Board of Directors announced that upon the expiration of our stockholder’s rights plan on August 4, 2018, it is its intention not to adopt another shareholder rights plan unless, in the exercise of its fiduciary responsibilities, it determines that it is in the best interests of the stockholders under the circumstances to adopt such plan without the delay that would result from seeking stockholder approval, thereafter put such plan to a stockholder ratification vote within 12 months of adoption, and if such plan is not approved by a majority of the votes cast, terminate the plan.

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

Actions of activist investors could negatively impact our business and the value of our stock price.

Publicly traded companies have increasingly become subject to activist investor campaigns. Responding to actions of an activist investor may be a significant distraction for our management and staff, and could require us to expend significant time and resources, including legal fees and potential proxy solicitation expenses. Any of these conditions could materially adversely affect our financial performance.

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                                                PROPERTIES

Our corporate support center and one of our bakery production facilities are located in Calabasas Hills, California. The corporate support center consists of an 88,000 square foot main facility and a 19,000 square foot training facility on an approximately five acre parcel of land. The bakery production facility is a 60,000 square foot facility on an approximately three acre parcel of land. Our second bakery facility located in Rocky Mount, North Carolina is a 100,000 square foot facility on an approximately 31 acre parcel of land.  Our development and design department is in a 29,000 square foot facility on approximately one acre of land in Irvine, California. All of these properties are owned by the Company.

As of February 28, 2018, we operated 214 Company-owned upscale casual dining restaurants: 199 under The Cheesecake Factory® mark in 39 states, the District of Columbia, Puerto Rico and Ontario, Canada; 13 under the Grand Lux Cafe® mark in seven states; and two under the RockSugar Southeast Asian Kitchen® mark in California and Illinois. All of our Company-owned restaurants are located on leased properties, and although we would evaluate the economic benefit of fee ownership if the opportunity presented itself, we have no current plans to own the real estate underlying our restaurants.

Company-Owned Restaurants

Location	The Cheesecake Factory	Grand Lux Cafe	RockSugar Southeast Asian Kitchen	Total
Alabama	1			1
Arizona	6			6
California	38		1	39
Colorado	4			4
Connecticut	4			4
Delaware	1			1
District of Columbia	1			1
Florida	16	3		19
Georgia	5			5
Hawaii	2			2
Idaho	1			1
Illinois	6	1	1	8
Indiana	2			2
Iowa	1			1
Kansas	1			1
Kentucky	2			2
Louisiana	1			1
Maryland	6			6
Massachusetts	7			7
Michigan	1			1
Minnesota	2			2
Missouri	3			3
Nebraska	1			1
Nevada	5	2		7
New Jersey	10	2		12
New Mexico	1			1
New York	12	1		13
North Carolina	4			4
Oklahoma	2			2
Ohio	7			7
Oregon	2			2
Pennsylvania	5	1		6
Puerto Rico	1			1
Rhode Island	1			1
South Carolina	1			1
Tennessee	4			4
Texas	15	3		18
Utah	2			2
Virginia	7			7
Washington	4			4
Wisconsin	3			3
Ontario, Canada	1			1
Total	199	13	2	214

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

PART II

ITEM 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol CAKE. There were approximately 800 holders of record of our common stock at February 20, 2018, and we estimate there were approximately 48,800 beneficial stockholders on that date. On February 20, 2018, the closing price of our common stock was $45.61 per share. The following table presents, for the periods indicated, the range of prices and cash dividends declared per share for each quarter during fiscal 2017 and 2016:

	High	Low	Cash Dividends Declared
Fiscal 2017
Fourth Quarter	$51.07	$40.82	$0.29
Third Quarter	50.91	38.34	0.29
Second Quarter	67.14	49.56	0.24
First Quarter	63.73	58.07	0.24

Fiscal 2016
Fourth Quarter	$64.41	$48.99	$0.24
Third Quarter	53.25	47.11	0.24
Second Quarter	53.69	46.93	0.20
First Quarter	54.13	44.16	0.20

Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of our Facility and such other factors that the Board considers relevant. (See Note 11 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our stockholders’ equity and  Risk Factor — “If we are unable to continue to pay, or if we are unable to increase, dividends, our stock price may be harmed.” in Part I, Item 1A of this report.)

The following table presents our purchases of our common stock during the thirteen weeks ended January 2, 2018 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 4 — November 7, 2017	361	$41.95	358	6,492
November 8 — December 5, 2017	10	48.16	—	6,482
December 6, 2017 — January 2, 2018	20	48.26	—	6,462
Total	391		358

(1)         The total number of shares purchased includes 33,265 shares withheld upon vesting of restricted share awards to satisfy minimum tax withholding obligations.

On July 21, 2016, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 56.0 million shares. Under this and all previous authorizations, we have cumulatively repurchased 49.5 million shares at a total cost of $1,532.9 million through January 2, 2018, including 0.4 million shares at a cost of $16.6 million during the fourth quarter of fiscal 2017. Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. (See Note 11 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our repurchase authorization and methods.)

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

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
The Cheesecake Factory Incorporated	$100	$148	$154	$141	$183	$147
S&P 400 Midcap Index	$100	$132	$142	$137	$163	$186
NASDAQ US Benchmark TR Index (1)	$100	$133	$150	$151	$170	$207
NASDAQ Composite® (US) Index (2)	$100	$139	unavailable	unavailable	unavailable	unavailable
Nation’s Restaurant News Index (3)	$100	$128	$131	$149	$151	$180

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

	Fiscal Year (1)
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Statements of Income Data:
Revenues	$2,260,502	$2,275,719	$2,100,609	$1,976,624	$1,877,910

Costs and expenses:
Cost of sales	519,388	526,628	504,031	490,306	455,685
Labor expenses	777,595	759,998	684,818	646,102	603,069
Other operating costs and expenses	552,791	540,365	500,640	478,504	452,571
General and administrative expenses	141,533	146,042	137,402	119,094	114,728
Depreciation and amortization expenses	92,729	88,010	85,563	82,835	78,558
Impairment of assets and lease terminations	10,343	114	6,011	696	(561)
Preopening costs	13,278	13,569	16,898	14,356	12,906
Total costs and expenses	2,107,657	2,074,726	1,935,363	1,831,893	1,716,956

Income from operations	152,845	200,993	165,246	144,731	160,954
Interest and other expense, net	(6,379)	(9,225)	(5,894)	(6,187)	(4,504)
Income before income taxes	146,466	191,768	159,352	138,544	156,450
Income tax provision/(benefit)	(10,926)	52,274	42,829	37,268	42,094
Net income	$157,392	$139,494	$116,523	$101,276	$114,356

Net income per share:
Basic	$3.35	$2.91	$2.39	$2.04	$2.19
Diluted	$3.27	$2.83	$2.30	$1.96	$2.10

Weighted average shares outstanding:
Basic	46,930	47,981	48,833	49,567	52,229
Diluted	48,152	49,372	50,605	51,584	54,377

Cash dividends declared per common share	$1.06	$0.88	$0.73	$0.61	$0.52

Balance Sheet Data (at end of period):
Cash and cash equivalents	$6,008	$53,839	$43,854	$58,018	$61,751
Total assets	1,333,060	1,293,319	1,233,346	1,161,376	1,108,106
Total long-term debt and deemed landlord financing liability, including current portion	113,527	104,868	91,343	80,195	68,701
Total stockholders’ equity	613,530	603,207	588,539	556,510	577,353

Restaurant Data:
The Cheesecake Factory comparable restaurant sales	(0.8)%	1.2%	2.6%	1.5%	1.1%
The Cheesecake Factory restaurants open at year end	199	194	187	177	168

(1)   Fiscal 2016 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks.

ITEM 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes in Part IV, Item 15 of this report, the “Risk Factors” included in Part I, Item 1A of this report and the cautionary statements included throughout this report. The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal years 2017 and 2015 each consisted of 52 weeks, while fiscal year 2016 consisted of 53 weeks. The estimated impact of the 53rd week in fiscal 2016 was an increase in revenues and diluted net income per share of approximately $54.7 million and $0.07, respectively.

Our business operates in the upscale casual dining segment of the restaurant industry. As of February 28, 2018, we operated 214 Company-owned restaurants: 199 under The Cheesecake Factory® mark, 13 under the Grand Lux Cafe® mark and two under the RockSugar Southeast Asian Kitchen® mark (formerly known as RockSugar Pan Asian Kitchen®). In addition, 20 The Cheesecake Factory branded restaurants in the Middle East, Mexico, the Chinese Mainland and Special Administrative Region of Hong Kong were operated by third parties under licensing agreements. We also operated two bakery production facilities that produce desserts for our restaurants, international licensees and third-party bakery customers. We are selectively pursuing other means to leverage our competitive strengths, including investing in or acquiring new restaurant concepts (such as North Italia and Flower Child), expanding The Cheesecake Factory® brand to other retail opportunities through The Cheesecake Factory At HomeTM consumer packaged goods, and internally developing a fast casual concept.

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

Investing in new Company-owned restaurant development is our top capital allocation priority, with a focus on opening our concepts in premier locations within both new and existing markets in the United States and Canada. We target an average cash-on-cash return on investment of approximately 20% to 25% at the unit level. Returns are affected by the cost to build restaurants, the level of revenues that each restaurant can deliver and our ability to maximize the profitability of restaurants. Investing in new restaurant development that meets our return on investment criteria is expected to support achieving mid-teens Company-level return on invested capital.

Our domestic revenue growth (comprised of our annual unit growth and comparable sales growth), combined with international expansion, contribution from our incremental growth opportunities, a robust share repurchase program and our dividend provide a framework with high visibility and one that supports our long-term financial objective of mid-teens growth in total return to shareholders. We define our total return as earnings per share growth plus our dividend yield. The following are the key performance levers that we believe will contribute to achieving these goals:

•            Grow Overall Revenues. Our overall revenue growth is primarily driven by revenues from new restaurant openings, increases in comparable restaurant sales, and royalties and bakery sales from additional licensed international locations. Changes in comparable restaurant sales come from variations in customer traffic, as well as in average check.

Our strategy is to increase comparable restaurant sales by growing average check and stabilizing customer traffic through (1) continuing to offer innovative, high quality menu items that offer customers a wide range of options in terms of flavor, price and value and (2) focusing on service and hospitality with the goal of delivering an exceptional customer experience. We are continuing our efforts on a number of initiatives, including a greater focus on increasing customer throughput in our restaurants, leveraging the success of our gift card program, partnering with third parties to provide delivery services for our restaurants, enhancing our training programs and leveraging a new customer satisfaction measurement platform and online ordering capabilities.

Average check is driven by menu price increases and/or changes in menu mix. We generally update and reprint our menus twice a year, and our philosophy is to use price increases to help offset key operating cost increases in a manner that balances protecting both our margins and customer traffic levels. We plan to target menu price increases of approximately 2% to 3% annually going forward, utilizing a market-based strategy to help mitigate cost pressure in higher-wage geographies.

In addition, we are selectively pursuing a number of incremental growth opportunities, which we believe will contribute to revenue growth over time. These include: measured growth of our Grand Lux Cafe and RockSugar Southeast Asian Kitchen concepts; our investments in North Italia and Flower Child; and consumer packaged goods opportunities, including The Cheesecake Factory At HomeTM-branded cookie, cupcake and cheesecake mixes, confections, coffee creamer and our Famous “Brown Bread” that are now available at a variety of retail stores.  We are also actively negotiating a lease for the first location of our internally developed fast casual concept.

•               Stabilize and Expand Operating Margins (Income from Operations Expressed as a Percentage of Revenues). Operating margins are subject to fluctuations in commodity costs, labor, restaurant-level occupancy expenses, general and administrative expenses (“G&A”) and preopening expenses. Our objective is to stabilize our operating margins, and longer-term to drive margin expansion, by capturing fixed cost leverage primarily through increasing international royalties and contribution from our incremental growth opportunities. Maximizing our purchasing power as our business grows and operating our restaurants as productively as possible should help offset cost inflation, thereby supporting our margin expansion goal. By efficiently scaling our restaurant and bakery support infrastructure and improving our internal processes, we anticipate maintaining G&A expenses approximately flat as a percentage of revenues over the long-term.

•               Return Capital to Shareholders. We have historically generated a significant amount of free cash flow, which we define as cash flow from operations less capital expenditures and our growth capital contributions to North Italia and Flower Child. We utilize substantially all of our free cash flow plus proceeds received from staff member stock option exercises for dividends and share repurchases, the latter of which offsets dilution from our equity compensation program and supports our earnings per share growth.

(See Risk Factor — “We may not be able to achieve our long-term objective of mid-teens total return to shareholders, on average.” in Part I, Item 1A of this report.)

Results of Operations

The following table presents, for the periods indicated, information from our consolidated statements of income expressed as percentages of revenues.

	Fiscal Year
	2017	2016	2015
Revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	23.0	23.2	24.0
Labor expenses	34.4	33.4	32.6
Other operating costs and expenses	24.4	23.7	23.8
General and administrative expenses	6.2	6.4	6.5
Depreciation and amortization expenses	4.1	3.9	4.1
Impairment of assets and lease terminations	0.5	—	0.3
Preopening costs	0.6	0.6	0.8
Total costs and expenses	93.2	91.2	92.1

Income from operations	6.8	8.8	7.9
Interest and other expense, net	(0.3)	(0.4)	(0.3)
Income before income taxes	6.5	8.4	7.6
Income tax provision/(benefit)	(0.5)	2.3	2.1
Net income	7.0%	6.1%	5.5%

Fiscal 2017 Compared to Fiscal 2016

Revenues

Revenues decreased 0.7% to $2,260.5 million for fiscal 2017 compared to $2,275.7 million for fiscal 2016. Excluding the impact of the 53rd week in fiscal 2016, revenues increased 1.8%. This increase was primarily due to the impact of new restaurant openings, partially offset by negative comparable restaurant sales.

Comparable sales at The Cheesecake Factory restaurants decreased by 0.8%, or $16.5 million, from fiscal 2016 on a 52-week basis, in line with the casual dining industry which also experienced a comparable sales decline of 0.8%, as measured by Knapp Track. Our comparable sales decline was driven by a decrease in customer traffic of 2.9%, partially offset by average check growth of 2.1% (based on an increase of 2.4% in menu pricing and a 0.3% negative change in mix). We implemented effective menu price increases of approximately 1.1% and 1.4% during the first and third quarters of fiscal 2017, respectively. The Cheesecake Factory average sales per restaurant operating week decreased 1.6% to $203,825 in fiscal 2017 compared to $207,166 in fiscal 2016. Total operating weeks at The Cheesecake Factory restaurants increased 0.7% to 10,096 in fiscal 2017 compared to the prior year. Excluding the impact of the 53rd week in fiscal 2016, total operating weeks increased 2.6%.

Comparable sales at our Grand Lux Cafe restaurants decreased by 1.9% from fiscal 2016 driven by a decrease in customer traffic, partially offset by an increase in average check. We implemented effective menu price increases of approximately 0.9% and 1.0% during the second and fourth quarters of fiscal 2017, respectively.

Restaurants become eligible to enter our comparable sales base in their 19th month of operation. At January 2, 2018, there were 11 The Cheesecake Factory restaurants, one Grand Lux Cafe and one RockSugar Southeast Asian Kitchen not yet in our comparable sales base. International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from our comparable sales calculations. Factors outside of our control, such as macroeconomic conditions, weather patterns, timing of holidays, competition and other factors, including those referenced in Part I, Item lA, “Risk Factors,” can impact comparable sales.

External bakery sales were $55.1 million for fiscal 2017 compared to $53.6 million in fiscal 2016.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses. As a percentage of revenues, cost of sales was 23.0% for fiscal 2017 compared to 23.2% for fiscal 2016, primarily driven by marginal favorability across several categories.

The Cheesecake Factory restaurant menus are among the most diversified in the foodservice industry and, accordingly, are not overly dependent on a few select commodities. Changes in costs for one commodity sometimes can be offset by cost changes in other commodity categories. The principal commodity categories for our restaurants include general grocery items, dairy, produce, seafood, poultry, meat and bread. (See the discussion of our contracting activities in Part II, Item 7A — “Quantitative and Qualitative Disclosures About Market Risk.”)

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

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 34.4% and 33.4% in fiscal 2017 and fiscal 2016, respectively. This variance was driven primarily by higher wage rates and sales deleverage, partially offset by lower group medical costs due to lower large claims activity. For new restaurants, labor expenses will typically be higher for a period of time after opening until our management team becomes more accustomed to predicting and managing the sales volumes at the new restaurants.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead and distribution expenses. As a percentage of revenues, other operating costs and expenses increased to 24.4% for fiscal 2017 from 23.7% for fiscal 2016. This variance was primarily related to higher repairs and maintenance, marketing and utilities costs, as well as increased general liability insurance expense due to higher frequency and larger claims relative to fiscal 2016.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, restaurant field supervision, corporate support and bakery administrative organizations, as well as gift card commissions to third party distributors. As a percentage of revenues, G&A expenses decreased to 6.2% for fiscal 2017 versus 6.4% for fiscal 2016. This decrease was primarily due to a lower corporate bonus accrual and reduced stock-based compensation expense, partially offset by an increase in legal costs and sales deleverage.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 4.1% and 3.9% in fiscal 2017 and fiscal 2016, respectively. This increase was primarily due to loss on asset disposals and sales deleverage.

Impairment of Assets and Lease Terminations

In fiscal 2017, we recorded $10.3 million of accelerated depreciation and impairment expense related to three The Cheesecake Factory restaurants, including one relocation and one lease expiration, and one Grand Lux Cafe. In fiscal 2016, we recorded $0.1 million of accelerated depreciation expense related to the planned relocation of one The Cheesecake Factory restaurant, which subsequently took place in fiscal 2017.

Preopening Costs

Preopening costs were $13.3 million for fiscal 2017 compared to $13.6 million in fiscal 2016. We opened seven The Cheesecake Factory restaurants and one RockSugar Southeast Asian Kitchen in fiscal 2017 compared to seven The Cheesecake Factory restaurants and one Grand Lux Cafe in fiscal 2016. Preopening costs include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities. Preopening costs can fluctuate significantly from period to period based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Interest and Other Expense, Net

Interest and other expense, net was $6.4 million in fiscal 2017 compared to $9.2 million in fiscal 2016. Interest expense on our deemed landlord financing liability was $5.8 million in fiscal 2017 compared to $5.6 million in fiscal 2016.

Income Tax Provision/(Benefit)

Our effective income tax rate was (7.5%) in fiscal 2017 compared to 27.3% in fiscal 2016. This decrease is primarily due to the favorable impact of the Tax Act on our deferred taxes and the implementation of new accounting guidance that requires the tax impact of exercised stock options and vested restricted stock to be recorded in the income tax provision instead of additional paid-in capital, as well as a higher proportion of credit for FICA taxes on reported tips in relation to pre-tax income and higher non-taxable gains on our investments in variable life insurance contracts used to support our Executive Savings Plan (“ESP”), a non-qualified deferred compensation plan. (See “Recent Accounting Pronouncements” in Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of the accounting change. See Note 14 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further information on our income tax provision/(benefit).)

Fiscal 2016 Compared to Fiscal 2015

Revenues

Revenues increased 8.3% to $2,275.7 million for fiscal 2016, compared to $2,100.6 million for fiscal 2015, primarily due to positive comparable restaurant sales, new restaurant openings and approximately $54.7 million contributed by the 53rd week in fiscal 2016.

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

Labor Expenses

As a percentage of revenues, labor expenses were 33.4% and 32.6% in fiscal 2016 and fiscal 2015, respectively. This variance was driven primarily by higher hourly wage rates due to minimum wage increases mandated under various state and local laws.

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

Impairment of Assets and Lease Terminations

In fiscal 2016, we recorded $0.1 million of accelerated depreciation expense related to the planned relocation of one The Cheesecake Factory restaurant. In fiscal 2015, we recorded a $6.0 million impairment charge related to our first Rock Sugar Pan Asian Kitchen restaurant.

Preopening Costs

Preopening costs were $13.6 million for fiscal 2016 compared to $16.9 million in fiscal 2015. We opened seven The Cheesecake Factory restaurants and one Grand Lux Cafe in fiscal 2016 compared to ten The Cheesecake Factory restaurants and one Grand Lux Cafe in fiscal 2015.

Interest and Other Expense, Net

Interest and other expense, net was $9.2 million in fiscal 2016 compared to $5.9 million in fiscal 2015. This increase was primarily due to higher interest expense on our deemed landlord financing liability and asset disposals, partially offset by decreased income due to an insurance claim received in fiscal 2015. Interest expense on our deemed landlord financing liability was $5.6 million in fiscal 2016 compared to $3.5 million in fiscal 2015.

Income Tax Provision/(Benefit)

Our effective income tax rate was 27.3% in fiscal 2016 compared to 26.9% in fiscal 2015. A lower proportion of  credit for FICA taxes on reported tips in relation to pre-tax income was partially offset by non-taxable gains in fiscal 2016 as compared to non-deductible losses in fiscal 2015 on our investments in variable life insurance contracts used to support our ESP.

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Fiscal Year
	2017	2016	2015
Net income	$157,392	$139,494	$116,523
After-tax impact from:
Impairment of assets and lease terminations (1)	6,206	68	3,607
Deferred tax revaluation (2)	(38,525)	—	—
Adjusted net income	$125,073	$139,562	$120,130

Diluted net income per share	$3.27	$2.83	$2.30
After-tax impact from:
Impairment of assets and lease terminations (1)	0.13	0.00	0.07
Deferred tax revaluation (2)	(0.80)	—	—
Adjusted diluted net income per share	$2.60	$2.83	$2.37

(1)         Fiscal years 2017, 2016 and 2015 include pre-tax impairment of assets and lease terminations expense of $10.3 million, $0.1 million and $6.0 million, respectively. (See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of these charges.)

(2)         Fiscal 2017 includes a $38.5 million benefit to our income tax provision related to the new Tax Act. (See Note 14 for further discussion of income taxes.)

Fiscal 2018 Outlook

This discussion contains forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes in Part IV, Item 15 of this report, the “Risk Factors” included in Part I, Item 1A of this report and the cautionary statements included throughout this report.

We estimate diluted net income per share for fiscal 2018 will be between $2.64 and $2.80 based on an assumed comparable sales range of between flat and up 1% at The Cheesecake Factory restaurants, as well as the following cost assumptions. We currently expect commodity cost inflation of about 3% for fiscal 2018, with increases across most categories, most notably in poultry, dairy and produce costs. For fiscal 2018, we are estimating wage inflation of approximately 5% and an effective tax rate of between 13% and 14%.

We estimate diluted net income per share for the first quarter of fiscal 2018 will be between $0.66 and $0.70 based on an assumed comparable sales range of between 0.5% and 1.5% at The Cheesecake Factory restaurants.

Given current industry dynamics, including customer traffic declines and wage rates inflation, which is impacting both restaurant labor and construction costs, we plan to open as many as four to six new restaurants, including one Grand Lux Cafe and the first location of a fast casual concept we are developing internally, in fiscal 2018. In addition to these Company-owned locations, we expect as many as four to five restaurants to open internationally under licensing agreements.

We expect fiscal 2018 cash capital expenditures to range between $90 million and $105 million and growth capital contributions to North Italia and Flower Child to range between $20 million and $25 million. We anticipate utilizing substantially all of our free cash flow, plus proceeds received from staff member stock option exercises, for dividends and share repurchases. (See “Liquidity and Capital Resources” for further discussion of expected 2018 capital expenditures.)

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

Historically, we have obtained capital from our ongoing operations, public stock offerings, lines of credit, staff member stock option exercises and construction contributions from our landlords. Our requirement for working capital is not significant, since our restaurant customers pay for their food and beverage purchases in cash or cash equivalents at the time of sale, and we are able to sell many of our restaurant inventory items before payment is due to the suppliers of such items.

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Fiscal Year
	2017	2016	2015

Cash provided by operating activities	$238.8	$316.4	$247.7
Capital expenditures	$(120.8)	$(115.8)	$(153.9)
Investments in unconsolidated affiliates	$(18.0)	$(42.0)	$—
Deemed landlord financing proceeds	$12.1	$17.2	$14.3
Proceeds from exercise of stock options	$9.0	$28.4	$28.0
Cash dividends paid	$(49.9)	$(42.4)	$(36.0)
Treasury stock purchases	$(123.0)	$(146.5)	$(109.4)

During fiscal 2017, our cash and cash equivalents decreased by $47.8 million to $6.0 million at January 2, 2018. This decrease was primarily attributable to treasury stock purchases, capital expenditures, dividend payments and investments in North Italia and Flower Child, partially offset by cash provided by operating activities, proceeds from exercises of staff member stock options and deemed landlord financing proceeds. Cash flow from operations decreased by $77.6 million from fiscal 2016 to fiscal 2017, primarily due to lower pretax income and timing of income tax payments. (See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of cash and cash equivalents.)

Capital expenditures for new restaurants, including locations under development as of each fiscal year end, were $76.5 million, $84.4 million and $104.5 million for fiscal 2017, 2016 and 2015, respectively. Capital expenditures also included $36.5 million, $26.8 million and $28.5 million for our existing restaurants and $7.8 million, $4.6 million and $20.9 million for bakery and corporate capacity and infrastructure investments in fiscal 2017, 2016 and 2015, respectively, including construction of a training center that was completed in January 2016.

For fiscal 2018, we currently estimate our cash outlays for capital expenditures to range between $90 million and $105 million, net of up-front cash landlord construction contributions and excluding $9.4 million of expected non-capitalizable preopening costs for new restaurants. The amount reflected as additions to property and equipment in the consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each lease. (See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report.) Our estimate for capital expenditures for fiscal 2018 contemplates a net outlay of $40 million to $47 million for as many as four to six restaurants expected to be opened during fiscal 2018. Expected fiscal 2018 capital expenditures also include $35 million to $40 million for replacements, enhancements and capacity additions to our existing restaurants and approximately $15 million to $18 million for bakery and corporate infrastructure investments, including an infrastructure upgrade of our California bakery. (For discussion of risks related to this upgrade, see Item 1A — Risk Factors — “Lost production capacity resulting from the temporary closure of our California bakery for refurbishment, renovation and retrofitting could result in a shortage of our baked dessert products that could materially adversely affect our financial performance.”)

During fiscal 2016, we entered into a strategic relationship with Fox Restaurant Concepts LLC (“FRC”) with respect to two of its brands, North Italia and Flower Child, that share a number of parallels with us in terms of quality, culture and philosophy, and that we believe have significant opportunity for growth. FRC, or its affiliates, will continue to own the intellectual property, manage day-to-day operations and provide infrastructure support to facilitate the near-term growth of both of these concepts. We made initial minority equity investments of $42 million in these concepts during fiscal 2016 and will provide ongoing growth capital over time, including an additional $18 million invested during fiscal 2017. We are also obligated to provide up to an additional $24 million in combined growth capital to North Italia and Flower Child. We have the right, and an obligation if certain financial, legal and operational conditions are met, to acquire the remaining interest in one or both of these concepts in the next two to four years. These transactions are not expected to have a material impact on our financial performance over the next several years, and we do not anticipate that we will need to incur debt to fund our ongoing growth capital commitments during the investment period. Should we ultimately acquire one or both concepts, we would evaluate the appropriate capital structure at that time. (See Item 1A — Risk Factors — “Our strategic relationship with Fox Restaurant Concepts LLC (“FRC”) might not yield the anticipated benefits, and we may lose some or all of our investment, which could materially adversely affect our financial performance.”)

We maintain a $200 million unsecured revolving credit facility (“Facility”), $50 million of which may be used for issuances of letters of credit. Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. The Facility, which matures on December 22, 2020, contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the participating lenders electing to increase their commitments or by means of the addition of new lenders. Certain of our material subsidiaries guarantee our obligations under the Facility. During fiscal years 2017, 2016 and 2015, we utilized the Facility to fund a portion of our stock repurchases. At January 2, 2018, we had net availability for borrowings of $169.3 million, based on a $10.0 million outstanding debt balance and $20.7 million in standby letters of credit. The Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio. We were in compliance with the covenants in effect at January 2, 2018. (See Note 8 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt .)

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

On July 21, 2016, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 56.0 million shares. Under this and all previous authorizations, we have cumulatively repurchased 49.5 million shares at a total cost of $1,532.9 million through January 2, 2018. During fiscal 2017, 2016 and 2015, we repurchased 2.6 million, 2.9 million and 2.1 million shares of our common stock at a cost of $123.0 million, $146.5 million and $104.8 million, respectively. Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, including dividend payments and growth capital contributions to North Italia and Flower Child, a review of our capital structure and cost of capital, our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and financial covenants under our Facility that limit share repurchases based on a defined ratio. (See Note 8 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.) Our objectives with regard to share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth. (See Note 11 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our repurchase authorization and methods.)

Based on our current expansion objectives, we believe that during the upcoming 12 months our cash and cash equivalents, combined with expected cash flows provided by operations, available borrowings under our Facility and expected landlord construction contributions should be sufficient in the aggregate to finance our capital allocation strategy, including capital expenditures, share repurchases, cash dividends and growth capital contributions to North Italia and Flower Child, and allow us to consider additional possible capital allocation strategies, such as developing or acquiring other growth vehicles. We continue to plan to return substantially all of our free cash flow plus proceeds received from staff member stock option exercises to stockholders in the form of dividends and share repurchases.

As of January 2, 2018, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties other than the arrangement with FRC that we entered into in fiscal 2016. (See “Investments in North Italia® and Flower Child®” in Part I, Item 1 for further discussion of this investment.) Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of January 2, 2018 (amounts in millions):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Contractual obligations
Leases (1)	$1,025.2	$92.9	$185.2	$174.9	$572.2
Long-term debt	10.0	—	10.0	—	—
Purchase obligations (2)	137.3	100.7	19.8	13.3	3.5
Uncertain tax positions (3)	0.8	—	0.8	—	—
Total	$1,173.3	$193.6	$215.8	$188.2	$575.2

Other commercial commitments
Standby letters of credit	$20.7	$—	$20.7	$—	$—

(1)         Represents aggregate minimum lease payments for our restaurant operations, automobiles and certain equipment, including amounts characterized as deemed landlord financing payments in accordance with accounting guidance. (See Note 1 in Notes to Consolidated Financial Statements in Part IV, Item 15 of this report.) Most of our leases also require contingent rent in addition to the minimum base rent based on a percentage of revenues ranging from 2.5% to 10% and require various expenses incidental to the use of the property.

(2)         Purchase obligations represent commitments for the purchase of goods and estimated construction commitments, net of up-front landlord construction contributions. Amounts exclude agreements that are cancelable without significant penalty.

(3)         Represents liability for uncertain tax positions. (See Note 14 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of income taxes.)

In addition to the items listed above, we are obligated to provide up to an additional $24 million in combined growth capital to North Italia and Flower Child. The right and obligation to provide growth capital and to acquire the remaining interest in either or both of these concepts in the next two to four years assumes certain financial, legal and operational conditions are met. See “Liquidity and Capital Resources” of this report for further discussion.

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

Gift Card Revenue Recognition

We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants. Based on our historical redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.” Utilizing this method, we estimate both the amount of breakage and the time period of redemption. Breakage is recognized over a three-year period in proportion to historical redemption trends and is classified as revenues in our consolidated statements of income. If actual redemption amounts or patterns vary from our estimates, actual gift card breakage income may differ from the amounts recorded.

Leases

We currently lease all of our restaurant locations. We evaluate each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. All of our restaurant leases are classified as operating leases. Minimum base rent, which generally escalates over the term of the lease, is recorded on a straight-line basis over the lease term. The initial lease term includes the build-out period for our leases, where no rent payments are typically due under the terms of the lease. Contingent rent expense, which is based on a percentage of revenues, is recorded as incurred to the extent it exceeds minimum base rent per the lease agreement.

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

Self-Insurance Liabilities

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, staff member health benefits, employment practices and other insurable risks. The accrued liabilities associated with our self-insured programs are based on our estimate of the ultimate costs to settle known claims, as well as claims incurred but not yet reported to us (“IBNR”) as of the balance sheet date. Our estimated liabilities are based on information provided by our insurance brokers and insurers, combined with our judgment regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices. We maintain stop-loss coverage with third-party insurers to limit our individual claim exposure for many of our programs. Significant judgment is required to estimate IBNR amounts, as parties have yet to assert such claims. If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

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

Income Taxes

We compute income taxes based on estimates of our federal, state and foreign tax liabilities. Our estimates include, but are not limited to, effective state and local income tax rates, allowable tax credits, depreciation expense allowable for tax purposes and applicable valuation allowances on deferred tax assets. Our estimates are made based on the best available information at the time we prepare our consolidated financial statements. In making our estimates, we consider the impact of legislative and judicial developments. As these developments evolve, such as clarifiaction of certain provisions in the Tax Act, we update our estimates, which, in turn, may result in adjustments to our effective tax rate. We generally file our income tax returns within ten months after our fiscal year-end. All tax returns are subject to audit by the applicable taxing authorities, usually years after the returns are filed, and could be subject to differing interpretations of the tax laws.

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

Impact of Inflation

The impact of inflation on food costs, labor, and other supplies and services can adversely impact our financial results. While we attempt to at least partially offset increases in the costs of key operating resources by gradually raising prices for our menu items and bakery products and employing more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be effective in doing so.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains forward-looking statements. Actual results may differ materially from the following discussion based on general conditions in the commodity and financial markets.

We purchase food and other commodities for use in our operations, based on market prices established with our suppliers. Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control. Substantially all of our ingredients and supplies are available from multiple qualified suppliers, which helps mitigate our risk of commodity availability and obtain competitive prices. We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and chicken, depending on market conditions and expected demand. We continue to evaluate the possibility of entering into similar arrangements for additional commodities. However, we are currently unable to contract directly for extended periods of time for certain of our commodities such as certain produce items, wild-caught fresh fish and certain dairy products. We also periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing our risk and variability in these categories. Although these vehicles and markets may be available to us, we may choose not to enter into contracts due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors. Where we have not entered into long-term contracts, commodities can be subject to unforeseen supply and cost fluctuations, which at times may be significant. For fiscal years 2017 and 2016, a hypothetical increase of 1% in commodities costs would have had a negative impact of $5.2 million and $5.3 million, respectively, on cost of sales. (See Item 1A — Risk Factors — “Our inability to anticipate and react effectively to changes in the costs of key operating resources, including food, utilities, and other supplies and services, may increase our cost of doing business, which may materially adversely affect our financial performance.”)

We are exposed to market risk from interest rate changes on our funded debt. This exposure relates to the component of the interest rate on our Facility that is indexed to market rates. Based on $10.0 million of outstanding borrowings at January 2, 2018, a hypothetical 1% rise in interest rates would increase interest expense by $100,000 on an annual basis. We had no outstanding borrowings at January 3, 2017, and therefore, had no exposure to interest rate fluctuations on funded debt at that date. (See Note 8 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our ESP to the extent these investments are not equivalent to the related liability. In addition, because changes in these investments are not taxable, the full impact of gains or losses directly affects net income. Based on balances at January 2, 2018 and January 3, 2017, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes. However, under such scenario, net income would have declined by $2.5 million at January 2, 2018 and $2.0 million at January 3, 2017.

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

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 2, 2018.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP”) and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 2, 2018 on the criteria in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 2, 2018.

The effectiveness of our internal control over financial reporting as of January 2, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 of this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter ended January 2, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information with respect to our executive officers is included in Part I, Item 1 of this report.  Other information required by this item is hereby incorporated by reference from the sections entitled “Election of Directors,” “The Board and Corporate Governance,” “Designation of Audit Committee Financial Experts,” “Committees of the Board,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the annual meeting of stockholders to be held on May 31, 2018 (the “Proxy Statement”).

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

ITEM 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference to the sections entitled “Policies Regarding Review, Approval or Ratification of Transactions with Related Persons” and “The Board and Corporate Governance” in the Proxy Statement.

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

		The consolidated financial statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 54 of this report.

	2.	Financial statement schedules:

		All schedules have been omitted because they are not applicable, not required or the information has been otherwise supplied in the financial statements or notes to the financial statements.

	3.	Exhibits:

		The Exhibits required to be filed hereunder are listed in the exhibit index included herein at page 81.

ITEM 16.                 FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Cheesecake Factory Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Cheesecake Factory Incorporated and its subsidiaries as of January 2, 2018 and January 3, 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 2, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of January 2, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 2, 2018 and January 3, 2017, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for income tax effects of share-based payment transactions in 2017.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 28, 2018

We have served as the Company’s auditor since at least 1992. We have not determined the specific year we began serving as auditor of the Company.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 2, 2018	January 3, 2017
ASSETS
Current assets:
Cash and cash equivalents	$6,008	$53,839
Accounts receivable	19,865	15,632
Income taxes receivable	15,016	—
Other receivables	67,518	64,592
Inventories	42,560	34,926
Prepaid expenses	57,666	52,438
Total current assets	208,633	221,427

Property and equipment, net	935,045	910,134

Other assets:
Intangible assets, net	24,065	23,054
Prepaid rent	39,399	42,162
Other	125,918	96,542
Total other assets	189,382	161,758

Total assets	$1,333,060	$1,293,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,984	$41,564
Income taxes payable	—	2,299
Gift card liability	163,951	153,629
Other accrued expenses	183,016	179,034
Total current liabilities	397,951	376,526

Deferred income taxes	57,216	82,401
Deferred rent	74,761	71,575
Deemed landlord financing liability	108,627	100,576
Long-term debt	10,000	—
Other noncurrent liabilities	70,975	59,034
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 95,412,030 and 94,672,037 shares issued at January 2, 2018 and January 3, 2017, respectively	954	947
Additional paid-in capital	799,862	774,137
Retained earnings	1,345,666	1,238,012
Treasury stock, 49,534,212 and 46,979,659 shares at cost at January 2, 2018 and January 3, 2017, respectively	(1,532,864)	(1,409,889)
Accumluated other comprehensive loss	(88)	—
Total stockholders’ equity	613,530	603,207

Total liabilities and stockholders’ equity	$1,333,060	$1,293,319

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Fiscal Year
	2017	2016	2015
Revenues	$2,260,502	$2,275,719	$2,100,609
Costs and expenses:
Cost of sales	519,388	526,628	504,031
Labor expenses	777,595	759,998	684,818
Other operating costs and expenses	552,791	540,365	500,640
General and administrative expenses	141,533	146,042	137,402
Depreciation and amortization expenses	92,729	88,010	85,563
Impairment of assets and lease terminations	10,343	114	6,011
Preopening costs	13,278	13,569	16,898
Total costs and expenses	2,107,657	2,074,726	1,935,363
Income from operations	152,845	200,993	165,246
Interest and other expense, net	(6,379)	(9,225)	(5,894)
Income before income taxes	146,466	191,768	159,352
Income tax provision/(benefit)	(10,926)	52,274	42,829
Net income	$157,392	$139,494	$116,523

Net income per share:
Basic	$3.35	$2.91	$2.39
Diluted	$3.27	$2.83	$2.30

Weighted average shares outstanding:
Basic	46,930	47,981	48,833
Diluted	48,152	49,372	50,605

Cash dividends declared per common share	$1.06	$0.88	$0.73

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year
	2017	2016	2015
Net income	$157,392	$139,494	$116,523
Other comprehensive loss:
Foreign currency translation adjustment	(88)	—	—
Other comprehensive loss	(88)	—	—
Total comprehensive income	$157,304	$139,494	$116,523

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 30, 2014	91,790	$918	$654,033	$1,060,211	$(1,158,652)	$—	$556,510
Net income	—	—	—	116,523	—	—	116,523
Cash dividends declared	—	—	—	(35,946)	—	—	(35,946)
Tax impact of stock options exercised, net of cancellations	—	—	12,501	—	—	—	12,501
Stock-based compensation	—	—	20,325	—	—	—	20,325
Common stock issued under stock-based compensation plans	1,337	13	27,984	—	—	—	27,997
Treasury stock purchases	—	—	(4,601)	—	(104,770)	—	(109,371)
Balance, December 29, 2015	93,127	931	710,242	1,140,788	(1,263,422)	—	588,539
Net income	—	—	—	139,494	—	—	139,494
Cash dividends declared	—	—	—	(42,270)	—	—	(42,270)
Tax impact of stock options exercised, net of cancellations	—	—	13,722	—	—	—	13,722
Stock-based compensation	—	—	21,811	—	—	—	21,811
Common stock issued under stock-based compensation plans	1,545	16	28,362	—	—	—	28,378
Treasury stock purchases	—	—	—	—	(146,467)	—	(146,467)
Balance, January 3, 2017	94,672	947	774,137	1,238,012	(1,409,889)	—	603,207
Net income	—	—	—	157,392	—	—	157,392
Foreign currency translation adjustment	—	—	—	—	—	(88)	(88)
Cash dividends declared	—	—	—	(49,738)	—	—	(49,738)
Stock-based compensation	—	—	16,696	—	—	—	16,696
Common stock issued under stock-based compensation plans	740	7	9,029	—	—	—	9,036
Treasury stock purchases	—	—	—	—	(122,975)	—	(122,975)
Balance, January 2, 2018	95,412	$954	$799,862	$1,345,666	$(1,532,864)	$(88)	$613,530

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2017	2016	2015
Cash flows from operating activities:
Net income	$157,392	$139,494	$116,523
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	92,729	88,010	85,563
Deferred income taxes	(25,180)	(1,005)	1,184
Impairment of assets and lease terminations	10,586	114	6,011
Stock-based compensation	16,457	21,473	20,053
Tax impact of stock options exercised, net of cancellations	—	13,722	12,501
Other	—	3,592	2,615
Changes in assets and liabilities:
Accounts receivable	(4,233)	(1,473)	1,011
Other receivables	(2,955)	8,066	(10,331)
Inventories	(7,634)	(916)	(755)
Prepaid expenses	(5,227)	(10,462)	(3,743)
Other assets	(9,034)	(2,818)	(5,799)
Accounts payable	3,771	752	(12,931)
Income taxes receivable/payable	(17,315)	21,837	(1,356)
Other accrued expenses	29,439	35,995	37,186
Cash provided by operating activities	238,796	316,381	247,732

Cash flows from investing activities:
Additions to property and equipment	(120,779)	(115,821)	(153,941)
Additions to intangible assets	(1,654)	(1,640)	(1,760)
Investments in unconsolidated affiliates	(18,000)	(42,000)	—
Cash used in investing activities	(140,433)	(159,461)	(155,701)

Cash flows from financing activities:
Deemed landlord financing proceeds	12,128	17,246	14,266
Deemed landlord financing payments	(4,391)	(3,721)	(3,118)
Borrowings on credit facility	85,000	35,000	60,000
Repayments on credit facility	(75,000)	(35,000)	(60,000)
Proceeds from exercise of stock options	9,036	28,378	27,997
Cash dividends paid	(49,889)	(42,371)	(35,969)
Treasury stock purchases	(122,975)	(146,467)	(109,371)
Cash used in financing activities	(146,091)	(146,935)	(106,195)

Foreign currency translation adjustment	(103)	—	—
Net change in cash and cash equivalents	(47,831)	9,985	(14,164)
Cash and cash equivalents at beginning of period	53,839	43,854	58,018
Cash and cash equivalents at end of period	$6,008	$53,839	$43,854

Supplemental disclosures:
Interest paid	$7,128	$6,038	$6,057
Income taxes paid	$31,582	$17,932	$30,410
Construction payable	$12,145	$6,541	$13,500

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Summary of Significant Accounting Policies

Description of Business

As of February 28, 2018, The Cheesecake Factory Incorporated operated 214 Company-owned upscale casual dining restaurants under The Cheesecake Factory®, Grand Lux Cafe® and RockSugar Southeast Asian Kitchen® marks. In addition, 20 The Cheesecake Factory branded restaurants in the Middle East, Mexico, the Chinese Mainland and Special Administrative Region of Hong Kong were operated by third parties under licensing agreements. We also operated two bakery production facilities that produce desserts for our restaurants, international licensees and third-party bakery customers. We are selectively pursuing other means to leverage our competitive strengths, including investing in or acquiring new restaurant concepts (such as North Italia and Flower Child), expanding The Cheesecake Factory® brand to other retail opportunities through The Cheesecake Factory At HomeTM consumer packaged goods, and internally developing a fast casual concept.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and its wholly owned subsidiaries (referred to herein as the “Company,” “we,” “us” and “our”) prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All intercompany accounts and transactions for the periods presented have been eliminated in consolidation.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal years 2017 and 2015 each consisted of 52 weeks, while fiscal year 2016 consisted of 53 weeks.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ from these estimates.

Cash and Cash Equivalents

Amounts receivable from credit card processors, totaling $13.8 million and $12.2 million at January 2, 2018 and January 3, 2017, respectively, are considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Our cash management system provides for the funding of all major bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks are in excess of the cash balances at certain banks, which creates book overdrafts. Book overdrafts are presented as a current liability in other accrued expenses on our consolidated balance sheet.

Accounts and Other Receivables

Our accounts receivable principally result from credit sales to bakery customers. Other receivables consist primarily of amounts due from our gift card distributors and landlords.

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

We consider the concentration of credit risk for accounts receivable to be minimal due to the payment histories and general financial condition of our larger bakery customers. Concentration of credit risk related to other receivables is limited as this balance is comprised primarily of amounts due from our gift card distributors and landlords.

Fair Value of Financial Instruments

For cash and cash equivalents, the carrying amount approximates fair value because of the short maturity of these instruments. The fair value of deemed landlord financing liabilities is determined using current applicable rates for similar instruments as of the balance sheet date in accordance with Level 2 of a three-level hierarchy established by accounting standards. Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities. At January 2, 2018, the fair value of our deemed landlord financing liabilities was $112.1 million versus a carrying value of $113.5 million.

Inventories

Inventories consist of restaurant food and other supplies, bakery raw materials, and bakery finished goods and are stated at the lower of cost or net realizable value on an average cost basis at the restaurants and on a first-in, first-out basis at the bakeries.

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

Gains and losses related to property and equipment disposals are recorded in depreciation and amortization expenses.

Indefinite-Lived Assets

Our trademarks and transferable alcoholic beverage licenses have indefinite lives and, therefore, are not subject to amortization. At January 2, 2018 and January 3, 2017, the amounts included in intangibles, net for these items were $15.2 million and $14.6 million, respectively. We test these assets for impairment at least annually by comparing the fair value of each asset with its carrying amount.

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

In fiscal 2017, we recorded $10.3 million of accelerated depreciation and impairment expense related to three The Cheesecake Factory restaurants, including one relocation and one lease expiration, and one Grand Lux Cafe. In fiscal 2016, we recorded $0.1 million of accelerated depreciation expense related to the planned relocation of one The Cheesecake Factory restaurant, which subsequently took place in fiscal 2017. In fiscal 2015, we recorded a $6.0 million impairment charge related to our first Rock Sugar Pan Asian Kitchen restaurant. These amounts were recorded in impairment of assets and lease terminations.

Investments in Unconsolidated Affiliates

During fiscal years 2016 and 2017, we made minority equity investments in two restaurant concepts, North Italia and Flower Child. Since we hold a number of rights with regard to participation in policy-making processes, but do not control these entities, we account for these investments under the equity method. We recognize our proportionate share of the reported earnings or losses of these entities in interest and other expense, net on the consolidated statements of income and as an adjustment to other assets on the consolidated balance sheets.

Revenue Recognition

Our revenues consist of sales from our restaurant operations, sales from our bakery operations to our licensees and other third-party customers and royalties on our licensees’ restaurant sales and consumer packaged goods. Revenues from restaurant sales are recognized when payment is tendered at the point of sale. Revenues from bakery sales are recognized upon transfer of title and risk to customers. Royalties from licensees are accrued as revenues when earned.  Revenues are presented net of sales taxes. Sales tax collected is included in other accrued expenses until the taxes are remitted to the appropriate taxing authorities.

We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants. Based on our historical redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.” Breakage is recognized over a three-year period in proportion to historical redemption trends and is classified as revenues in our consolidated statements of income. We recognized $7.9 million, $7.6 million and $6.6 million of gift card breakage in fiscal years 2017, 2016 and 2015, respectively. Incremental direct costs related to gift card sales, including commissions and credit card fees, are deferred and recognized in earnings in the same pattern as the related gift card revenue.

Certain of our promotional programs include multiple element arrangements that incorporate both delivered and undelivered components. We allocate revenue using the relative selling price of each deliverable and recognize it upon delivery of each component.

Leases

We currently lease all of our restaurant locations. We evaluate each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. All of our restaurant leases are classified as operating leases. Minimum base rent, which generally escalates over the term of the lease, is recorded on a straight-line basis over the lease term. The initial lease term includes the build-out period for our leases, where no rent payments are typically due under the terms of the lease. Contingent rent expense, which is based on a percentage of revenues, is recorded as incurred to the extent it exceeds minimum base rent per the lease agreement.

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

Self-Insurance Liabilities

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, staff member health benefits, employment practices and other insurable risks. The accrued liabilities associated with our self-insured programs are based on our estimate of the ultimate costs to settle known claims, as well as claims incurred but not yet reported to us (“IBNR”) as of the balance sheet date and are recorded in other accrued expenses. Our estimated liabilities are based on information provided by our insurance brokers and insurers, combined with our judgment regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices. We maintain stop-loss coverage with third-party insurers to limit our individual claim exposure for many of our programs. The estimated amounts receivable from our third-party insurers under this coverage are recorded in other receivables.

Stock-Based Compensation

We maintain stock-based incentive plans under which equity awards may be granted to staff members and consultants. We account for the awards based on fair value measurement guidance and amortize to expense over the vesting period using a straight-line or graded-vesting schedule, as applicable. (See Note 12 for further discussion of our stock-based compensation.)

Advertising Costs

We expense advertising production costs at the time the advertising first takes place. All other advertising costs are expensed as incurred. Most of our advertising costs are included in other operating costs and expenses and were $6.1 million, $7.4 million and $5.0 million in fiscal 2017, 2016 and 2015, respectively.

Preopening Costs

Preopening costs include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities. We expense preopening costs as incurred.

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

Net Income per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. At January 2, 2018, January 3, 2017 and December 29, 2015, 1.7 million, 1.9 million and 1.9 million shares, respectively, of restricted stock issued to staff members were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal years ended on those dates. Diluted net income per share includes the dilutive effect of outstanding equity awards, calculated using the treasury stock method. Assumed proceeds from the in-the-money options include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by FASB Accounting Standards Codification 718, “Compensation — Stock Option Compensation.”

	Fiscal Year
	2017	2016	2015
	(In thousands, except per share data)

Net income	$157,392	$139,494	$116,523

Basic weighted average shares outstanding	46,930	47,981	48,833
Dilutive effect of equity awards	1,222	1,391	1,772

Diluted weighted average shares outstanding	48,152	49,372	50,605

Basic net income per share	$3.35	$2.91	$2.39

Diluted net income per share	$3.27	$2.83	$2.30

Shares of common stock equivalents of 1.6 million, 1.4 million and 1.3 million for fiscal 2017, 2016 and 2015, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investment by and distribution to owners. For fiscal years 2016 and 2015, our comprehensive income consisted solely of net income. In fiscal year 2017, comprehensive income also included translations gains and losses related to our Canadian restaurant operations.

Foreign Currency

The Canadian dollar is the functional currency for our Canadian restaurant operations. Revenue and expense accounts are translated into U.S. dollars using the average exchange rates during the reporting period. Assets and liabilities are translated using the exchange rates in effect at the reporting period end date. Equity accounts are translated at historical rates, except for the change in retained earnings which is the result of the income statement translation process. Translation gains and losses are reported as a separate component in our consolidated statements of comprehensive income and would only be realized upon the sale or upon complete or substantially complete liquidation of the business. Gains and losses from foreign currency transactions are recognized in our consolidated statements of income in interest and other expense, net.

Recent Accounting Pronouncements

In March 2016, the FASB issued guidance affecting all entities that issue share-based payment awards to their staff members. This update covers such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This guidance was effective for annual and interim periods beginning after December 15, 2016. We adopted these provisions prospectively in the first quarter of fiscal 2017. This guidance requires the tax impact of stock options exercised and vested restricted stock to be recorded in the income tax provision instead of additional paid-in capital, which resulted in an income tax benefit of $6.5 million in fiscal 2017. In addition, the excess tax benefit related to stock options exercised is no longer reclassified from cash flows from operating activities to cash flows from financing activities on the consolidated statements of cash flows. In this filing, we retrospectively adjusted prior year consolidated statements of cash flows to conform to the current year presentation by increasing cash used in financing activities and cash provided by operating activities by $13.9 million and $12.3 million in fiscal 2016 and 2015, respectively. We will continue to estimate forfeitures each period, so there is no change to our accounting policy related to forfeitures.

In February 2016, the FASB issued guidance on the recognition and measurement of leases. Under the new standard, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. The guidance does not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. The standard requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods beginning after December 15, 2018 and requires a modified retrospective approach, with optional practical expedients. Although early adoption is permitted, we will adopt these provisions in the first quarter of fiscal 2019. We expect this adoption will result in a material increase in the assets and liabilities on our consolidated balance sheets, but will likely have an insignificant impact on our consolidated statements of income. In preparation for the adoption of the guidance, we are in the process of implementing controls and key system changes to enable the preparation of the required financial information.

In July 2015, the FASB issued guidance that requires inventory within the scope of the standard to be measured at the lower of cost or net realizable value. Previous guidance required inventory to be measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). This guidance was effective for fiscal years beginning after December 15, 2016, with early adoption permitted. Our adoption of this guidance in the first quarter of fiscal 2017 had no impact on our consolidated financial statements.

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

2.              Other Receivables

Other receivables consisted of (in thousands):

	January 2, 2018	January 3, 2017

Gift card distributors	$40,973	$42,719
Landlord construction contributions	9,053	4,807
Other	17,492	17,066
Total	$67,518	$64,592

3.              Inventories

Inventories consisted of (in thousands):

	January 2, 2018	January 3, 2017

Restaurant food and supplies	$18,407	$16,555
Bakery finished goods and work in progress(1)	18,423	12,121
Bakery raw materials and supplies	5,730	6,250
Total	$42,560	$34,926

(1)         We are in the process of upgrading our California bakery. In preparation for lost production capacity, we produced additional inventories for projected requirements while the facility is closed.

4.              Prepaid Expenses

Prepaid expenses consisted of (in thousands):

	January 2, 2018	January 3, 2017

Gift card costs	$23,814	$23,786
Rent	12,300	16,072
Other	21,552	12,580
Total	$57,666	$52,438

5.              Property and Equipment

Property and equipment consisted of (in thousands):

	January 2, 2018	January 3, 2017

Land and related improvements	$15,852	$15,852
Buildings	37,633	37,607
Leasehold improvements	1,258,132	1,187,178
Furnishings, fixtures and equipment	456,056	428,652
Computer software and equipment	52,165	49,490
Restaurant smallwares	29,579	29,275
Construction in progress	23,453	20,836

Property and equipment, total	1,872,870	1,768,890
Less: Accumulated depreciation	(937,825)	(858,756)
Property and equipment, net	$935,045	$910,134

Depreciation expenses related to property and equipment for fiscal 2017, 2016 and 2015 were $89.6 million, $88.0 million and $85.6 million, respectively. Repair and maintenance expenses for fiscal 2017, 2016 and 2015 were $54.1 million, $50.1 million and $44.9 million, respectively. Net expense on property and equipment disposals were $2.5 million, $3.6 million and $2.1 million in fiscal 2017, 2016 and 2015, respectively.

6.              Other Assets

Other assets consisted of (in thousands):

	January 2, 2018	January 3, 2017

Executive Savings Plan trust assets	$60,901	$49,025
Investments in unconsolidated affiliates	59,521	42,000
Deposits	5,496	5,517
Total	$125,918	$96,542

7.              Other Accrued Expenses

Other accrued expenses consisted of (in thousands):

	January 2, 2018	January 3, 2017

Self-insurance	$66,354	$64,135
Salaries and wages	33,398	39,401
Staff member benefits	21,498	20,607
Payroll and sales taxes	16,359	20,197
Other	45,407	34,694
Total	$183,016	$179,034

8.              Long-Term Debt

We maintain a $200 million unsecured revolving credit facility (“Facility”), $50 million of which may be used for issuances of letters of credit. Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. The Facility, which matures on December 22, 2020, contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the participating lenders electing to increase their commitments or by means of the addition of new lenders. Certain of our material subsidiaries guarantee our obligations under the Facility. During fiscal years 2017, 2016 and 2015, we utilized the Facility to fund a portion of our stock repurchases. At January 2, 2018, we had net availability for borrowings of $169.3 million, based on a $10.0 million outstanding debt balance and $20.7 million in standby letters of credit.

We are subject to certain financial covenants under the Facility requiring us to maintain (i) a maximum “Net Adjusted Leverage Ratio” of 4.0 and (ii) a minimum EBITDAR to interest and rental expense ratio (“EBITDAR Ratio”) of 1.9, with each of the capitalized terms in this Note 8 defined in the Facility. The Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio, and also sets forth negative covenants that restrict indebtedness, liens, investments, sales of assets, fundamental changes and other matters. Our Net Adjusted Leverage and EBITDAR Ratios were 2.8 and 2.8, respectively, at January 2, 2018, and we were in compliance with all covenants in effect at that date.

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

We capitalized interest expense related to new restaurant openings and major remodels totaling $0.7 million, $0.6 million and $1.6 million in fiscal 2017, 2016 and 2015, respectively.

9.              Other Noncurrent Liabilities

Other noncurrent liabilities consisted of (in thousands):

	January 2, 2018	January 3, 2017

Executive Savings Plan	$61,096	$49,232
Other	9,879	9,802
Total	$70,975	$59,034

(See Note 13 for further discussion of our Executive Savings Plan.)

10.       Commitments and Contingencies

We currently lease all of our restaurant locations under operating leases, with remaining terms ranging from one year to 23 years, excluding unexercised renewal options. Our restaurant leases typically include land and building shells, require contingent rent above the minimum base rent payments based on a percentage of revenues ranging from 2.5% to 10%, have escalating minimum rent requirements over the term of the lease and require various expenses incidental to the use of the property. A majority of our leases provide for a reduced level of overall rent obligation should specified co-tenancy requirements not be satisfied. Most leases have renewal options. Many of our leases also provide early termination rights permitting us to terminate the lease prior to expiration in the event our revenues are below a stated level for a period of time, generally conditioned upon repayment of the unamortized allowances contributed by landlords to the build-out of the leased premises. We also lease automobiles and certain equipment under operating lease agreements. Rent expense is included in other operating costs and expenses in the consolidated statements of income.

As of January 2, 2018, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments, are as follows (in thousands):

2018	$92,879
2019	93,838
2020	91,363
2021	88,394
2022	86,516
Thereafter	572,194
Total	$1,025,184

Rent expense on all operating leases was as follows (in thousands):

	Fiscal Year
	2017	2016	2015
Straight-lined minimum base rent	$83,387	$80,276	$74,981
Contingent rent	19,559	22,408	21,160
Common area maintenance and taxes	38,103	36,252	34,602
Total	$141,049	$138,936	$130,743

We enter into various obligations for the purchase of goods and for the construction of restaurants. At January 2, 2018, these obligations approximated $137.3 million, $100.7 million of which is due in fiscal 2018. We are also obligated to provide up to an additional $24 million in combined growth capital to North Italia and Flower Child. The right, and obligation to provide growth capital and to acquire the remaining interest in either or both of these concepts in the next two to four years, assumes certain financial, legal and operational conditions are met.

As credit guarantees to insurers, we have $20.7 million in standby letters of credit related to our self-insurance liabilities.  All standby letters of credit are renewable annually.

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, staff member health benefits, employment practices and other insurable risks. The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR”) as of the balance sheet date. Our estimated liabilities are not discounted and are based on information provided by our insurance brokers and insurers, combined with our judgment regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices. We maintain stop-loss coverage with third-party insurers to limit our individual claim exposure for many of our programs. Significant judgment is required to estimate IBNR amounts, as parties have yet to assert such claims. If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted. At January 2, 2018, the total accrued liability for our self-insured plans was $66.4 million.

On November 26, 2014, a former restaurant hourly employee filed a class action lawsuit in the San Diego County Superior Court, alleging that the Company violated the California Labor Code and California Business and Professions Code, by failing to pay overtime, to permit required rest breaks and to provide accurate wage statements, among other claims (Masters v. The Cheesecake Factory Restaurants, Inc., et al.; Case No 37-2014-00040278). By stipulation, the parties agreed to transfer Case No. 37-2014-00040278 to the Orange County Superior Court. On March 2, 2015, Case No. 37-2014-00040278 was officially transferred and assigned a new Case No. 30-2015-00775529 in the Orange County Superior Court. On June 27, 2016, we gave notice to the court that Case Nos. CIV1504091 and BC603620 described below may be related. On May 23, 2017, the parties participated in voluntary mediation, which concluded without resolution. Subsequent to the plaintiff filing a second amended complaint on July 14, 2017, the parties agreed to resume mediation. The parties resumed mediation on February 13, 2018 and reached a tentative settlement subject to documentation and court approval. Based upon the current status of this matter, we have reserved an immaterial amount.

On May 28, 2015, a group of current and former restaurant hourly employees filed a class action lawsuit in the U.S. District Court for the Eastern District of New York, alleging that the Company violated the Fair Labor Standards Act and New York Labor Code, by requiring employees to purchase uniforms for work and violated the State of New York’s minimum wage and overtime provisions (Guglielmo v. The Cheesecake Factory Restaurants, Inc., et al; Case No. 2:15-CV-03117). On September 8, 2015, the Company filed its response to the complaint, requesting the court to compel arbitration against opt-in plaintiffs with valid arbitration agreements. On July 21, 2016, the court issued an order confirming the agreement of the parties to dismiss all class claims with prejudice and to allow the case to proceed as a collective action covering a limited number of the Company’s restaurants in the State of New York. On July 31, 2017, the parties participated in voluntary mediation, which concluded without resolution. On February 21, 2018, the parties reached a tentative settlement subject to documentation and court approval. Based upon the current status of this matter, we have reserved an immaterial amount.

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

On April 24, 2016, a class action lawsuit was filed in the U.S. District Court for the Eastern District of New York alleging that the Company violated the New York deceptive business practices statute by improperly calculating suggested gratuities on split payment checks (Rodriguez v. The Cheesecake Factory Restaurants, Inc.; Case No. 2:16-cv-02006-JFB-AKT). The lawsuit seeks unspecified penalties in addition to other monetary payments. On September 1, 2016, the Company filed a motion to dismiss the plaintiff’s complaint. On October 10, 2016, the plaintiff filed an amended complaint to limit the scope of the complaint to the State of New York only. On August 11, 2017, the court granted the Company’s motion to dismiss Case No. 2:16-cv-02006-JFB-AKT in its entirety with prejudice. On September 14, 2017, the plaintiff in Case No. 2:16-cv-02006-JFB-AKT filed a notice of appeal with the United States Court of Appeals for the Second Circuit, which was subsequently withdrawn.

On July 12, 2017, a lawsuit was filed in the Los Angeles County Superior Court alleging similar claims to Case No. 2:16-cv-02006-JFB-AKT, alleging violations of California’s unfair business practices statute (Goldman v. The Cheesecake Factory Incorporated; Case No. BC668334). On December 1, 2017, the Company filed a demurrer to the plaintiff’s complaint. The plaintiff filed his opposition on December 26, 2017. The Court scheduled the demurrer for hearing on February 5, 2018. We intend to vigorously defend this action.

During the first quarter of fiscal 2017, the Internal Revenue Service (“IRS”) issued its examination report for tax years 2010, 2011 and 2012 in which it disallowed a total of $12.9 million of our §199 Domestic Production Activity Deductions for the subject years. On February 27, 2017, we submitted a Protest Memorandum indicating our disagreement with the disallowance and requesting a review of our case by the Appeals Division of the IRS. Our case is now under the jurisdiction of the Appeals Division, and on August 8, 2017 we held an opening conference with the Appeals Team Case Leader (“ATCL”) in the Los Angeles Appeals office. We had a subsequent discussion with the ATCL to emphasize the merits of our position and will continue to work with Appeals on this matter. We intend to vigorously defend our position and, based on our analysis of the law, regulations and relevant facts, we believe our position will be sustained.

On February 3, 2017, a class action lawsuit was filed in the U.S. District Court for the Southern District of Florida, alleging that the Company violated the Fair and Accurate Credit Transaction Act, by failing to properly censor consumer credit or debit card information. (Muransky v. The Cheesecake Factory Incorporated; Case No. 0:17-cv-60229-JEM). On February 21, 2017 and February 28, 2017, two additional lawsuits were filed in California and New York, respectively, alleging similar claims to Case No. 0:17-cv-60229-JEM. (Tibbits v. The Cheesecake Factory Incorporated; Case No. 1:17-cv-00968 ( E.D.N.Y.); Zhang v. The Cheesecake Factory Incorporated; Case No 8:17-cv-00357 (C.D. Cal.)). The Company filed a motion to transfer and dismiss Case No. 0:17-cv-60229-JEM on March 24, 2017 and similarly filed a motion to transfer and dismiss Case No. 1:17-cv-00968 on April 7, 2017. On October 16, 2017, the Florida court granted the Company’s motion to transfer Case No. 0:17-cv-60229JEM to California to be consolidated with Case No. 8:17-cv-00357, and the plaintiff filed a motion for reconsideration thereof. The plaintiff in Case No. 1:17-cv-00968 has agreed to transfer its case to California to be consolidated with Case No 8:17-cv-00357. The lawsuits seek unspecified penalties in addition to other monetary payments. We intend to vigorously defend these actions.

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

At this time, we believe that the amount of reasonably possible losses resulting from final disposition of any pending lawsuits, audits, proceedings and claims will not have a material adverse effect individually or in the aggregate on our financial position, results of operations or liquidity. It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, audits, proceedings or claims. Legal costs related to such claims are expensed as incurred.

We have employment agreements with certain of our executive officers that provide for payments to those officers in the event of an actual or constructive termination of their employment, including in the event of a termination without cause, an acquirer failure to assume or continue equity awards following a change in control of the Company or, otherwise, in the event of death or disability as defined in those agreements. Aggregate payments totaling approximately $2.2 million, excluding accrued potential bonuses of $0.7 million, which are subject to approval by the Compensation Committee, would have been required by those agreements had all such officers terminated their employment for reasons requiring such payments as of January 2, 2018. In addition, the employment agreement with our Chief Executive Officer specifies an annual founder’s retirement benefit of $650,000 for ten years, commencing six months after termination of his full-time employment.

11.     Stockholders’ Equity

Cash dividends of $1.06, $0.88 and $0.73 were declared during fiscal 2017, 2016 and 2015, respectively. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of our Facility and such other factors that the Board considers relevant.

On July 21, 2016, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 56.0 million shares. Under this and all previous authorizations, we cumulatively repurchased 49.5 million shares at a total cost of $1,532.9 million through January 2, 2018. Repurchased common stock is reflected as a reduction of stockholders’ equity in treasury stock. Share repurchases have been executed  under stock repurchase plans adopted from time to time by our Board in furtherance of its repurchase authorization and are intended to qualify for safe harbor protection in accordance with Rule 10b5-1 and Rule 10b-18 of the Securities Act of 1934.

Repurchases made during fiscal 2017 were made pursuant to the following stock repurchase plans adopted by our Board:

Adoption Date	Effective Dates
October 20, 2016	January 3, 2017 through June 30, 2017
October 20, 2016	February 27, 2017 through March 3, 2017
April 27, 2017	May 8, 2017 through May 19, 2017
April 27, 2017	July 5, 2017 through December 29, 2017
October 26, 2017	December 1, 2017 through April 30, 2018

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

12.     Stock-Based Compensation

We maintain stock-based incentive plans under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units may be granted to staff members and consultants. Our current practice is to issue new shares, rather than treasury shares, upon stock option exercises and for restricted share grants. To date, we have only granted non-qualified stock options, restricted shares and restricted share units of common stock under these plans. Non-employee directors have received only non-qualified stock options under a non-employee director equity plan, which expired in May 2007. Currently, we do not have a plan under which non-employee directors may be granted stock options or other equity interests in the Company.

On April 5, 2017, our Board approved an amendment to our 2010 Stock Incentive Plan to increase the number of shares of common stock available for grant under the plan to 12.7 million shares from 9.2 million shares. This amendment was approved by our stockholders at our annual meeting held on June 8, 2017. This is our only active stock-based incentive plan, and approximately 4.2 million of these shares were available for grant as of January 2, 2018.

Stock options generally vest at 20% per year and expire eight to ten years from the date of grant. Restricted shares and restricted share units generally vest between three to five years from the date of grant and require that the staff member remains employed in good standing with the Company as of the vesting date. Certain restricted share units granted to executive officers contain performance-based vesting conditions. Performance goals are determined by the Board of Directors. The quantity of units that will vest ranges from 0% to 140% based on the level of achievement of the performance conditions. Equity awards for certain executive officers may vest earlier in the event of a change of control in which the acquirer fails to assume or continue such awards, as defined in the plan, or under certain circumstances described in such executive officers’ respective employment agreements. Compensation expense is recognized only for those options, restricted shares and restricted share units expected to vest, with forfeitures estimated based on our historical experience and future expectations.

The following table presents information related to stock-based compensation, net of forfeitures (in thousands):

	Fiscal Year
	2017 (2)	2016	2015

Labor expenses	$5,236	$6,023	$5,748
Other operating costs and expenses	243	251	268
General and administrative expenses	10,978	15,199	14,037
Total stock-based compensation	16,457	21,473	20,053
Income tax benefit	6,295	8,213	7,670
Total stock-based compensation, net of taxes	$10,162	$13,260	$12,383

Capitalized stock-based compensation (1)	$239	$338	$272

(1)         It is our policy to capitalize the portion of stock-based compensation costs for our internal development and legal departments that relates to capitalizable activities such as the design and construction of new restaurants, remodeling existing locations, lease, intellectual property and liquor license acquisition activities and equipment installation. Capitalized stock-based compensation is included in property and equipment, net and other assets on the consolidated balance sheets.

(2)         Fiscal 2017 stock-based compensation expense includes a $3.9 million benefit for an out-of-period adjustment related to a correction in stock-based compensation valuation and forfeitures. We believe this adjustment is immaterial to both the current and applicable prior periods.

Stock Options

The weighted average fair value at the grant date for options issued during fiscal 2017, 2016 and 2015 was $14.83, $12.10 and $14.17 per share, respectively. The fair value of options was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for fiscal 2017, 2016 and 2015, respectively: (a) an expected option term of 6.9 years, 6.8 years and 6.6 years, (b) expected stock price volatility of 24.4%, 26.3% and 31.3%, (c) a risk-free interest rate of 2.3%, 1.6% and 1.9%, and (d) a dividend yield on our stock of 1.6%, 1.6% and 1.4%.

The expected option term represents the estimated period of time until exercise and is based on historical experience of similar options, giving consideration to the contractual terms, vesting schedules and expectations of future staff member behavior. Expected stock price volatility is based on a combination of the historical volatility of our stock and the implied volatility of actively traded options on our common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term.  The dividend yield is based on anticipated cash dividend payouts.

Stock option activity during fiscal 2017 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at beginning of year	1,955	$37.65	4.0	$42,592
Granted	199	$61.49
Exercised	(345)	$26.19
Forfeited or cancelled	(68)	$45.50
Outstanding at end of year	1,741	$42.25	4.0	$14,766

Exercisable at end of year	1,036	$36.31	2.7	$13,499

(1)  Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal year end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal year end date.

The total intrinsic value of options exercised during fiscal 2017, 2016 and 2015 was $11.2 million, $40.4 million and $37.0 million, respectively. As of January 2, 2018, total unrecognized stock-based compensation expense related to unvested stock options was $6.0 million, which we expect to recognize over a weighted average period of approximately 2.6 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during fiscal 2017 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)	(Per share)
Outstanding at beginning of year	1,861	$45.11
Granted	485	$54.29
Vested	(498)	$36.99
Forfeited	(154)	$44.29
Outstanding at end of year	1,694	$46.38

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted average fair value for restricted shares and restricted share units issued during fiscal 2017, 2016 and 2015 was $54.29, $50.89 and $49.70, respectively. The fair value of shares that vested during fiscal 2017, 2016 and 2015 was $18.4 million, $12.2 million and $7.5 million, respectively. As of January 2, 2018, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $32.5 million, which we expect to recognize over a weighted average period of approximately 2.7 years.

13.     Employee Benefit Plans

We have a defined contribution benefit plan in accordance with section 401(k) of the Internal Revenue Code (“401(k) Plan”) that is open to our staff members who meet certain compensation and eligibility requirements. Participation in the 401(k) Plan is currently open to staff members from our three restaurant concepts, our bakery facilities and our corporate offices. The 401(k) Plan allows participating staff members to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options. Our executive officers and a select group of management and/or highly compensated staff members are not eligible to participate in the 401(k) Plan. We currently match in cash a certain percentage of the staff member contributions to the 401(k) Plan and also pay a portion of the administrative costs. Expense recognized in fiscal 2017, 2016 and 2015 was $1.0 million, $0.9 million and $0.7 million, respectively.

We have also established The Cheesecake Factory Incorporated Executive Savings Plan (“ESP”), a non-qualified deferred compensation plan for our executive officers and a select group of management and/or highly compensated staff members as defined in the plan document. The ESP allows participating staff members to defer the receipt of a portion of their base compensation and up to 100% of their eligible bonuses. Non-employee directors may also participate in the ESP and defer the receipt of their earned director fees. We currently match in cash a certain percentage of the staff member contributions to the ESP and also pay for the administrative costs. We do not match any contributions made by non-employee directors. Expense recognized in fiscal 2017, 2016 and 2015 was $1.0 million, $1.0 million and $0.9 million, respectively.

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

We maintain self-insured medical and dental benefit plans for our staff members and utilize stop-loss coverage to limit our financial exposure from any individual claim. The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us as of the balance sheet date. The accrued liability for our self-insured benefit plans, which is included in other accrued expenses, was $8.8 million and $7.8 million as of January 2, 2018 and January 3, 2017, respectively. (See Note 1 for further discussion of accounting for our self-insurance liabilities.)

14.     Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year
	2017 (1)	2016	2015

Income before income taxes	$146,466	$191,768	$159,352
Income tax provision/(benefit):
Current:
Federal	$7,148	$42,665	$32,765
State	7,106	10,614	8,880
Total current	14,254	53,279	41,645
Deferred:
Federal	(24,570)	(564)	2,659
State	(610)	(441)	(1,475)
Total deferred	(25,180)	(1,005)	1,184
Total provision/(benefit)	$(10,926)	$52,274	$42,829

(1)  The Tax Cuts and Jobs Act (“Tax Act”), which was enacted on December 22, 2017, made significant changes to how corporations are taxed in the U.S., the most prominent of which affecting us was to lower the U.S. corporate tax rate from 35% to 21%. In addition to the benefit of a lower rate in future years, the enactment of the Tax Act caused us to revalue our deferred tax assets and liabilities to reflect the new rate, resulting in a benefit to our fiscal 2017 income tax provision of $38.5 million.

The following reconciles the U.S. federal statutory rate to the effective tax rate:

	Fiscal Year
	2017	2016	2015

U.S. federal statutory rate	35.0%	35.0%	35.0%
State and district income taxes, net of federal benefit	3.3	3.5	3.0
Credit for FICA taxes paid on tips	(9.4)	(7.0)	(8.0)
Other credits and incentives	(1.9)	(1.3)	(1.0)
Manufacturing deduction	(2.3)	(2.5)	(2.8)
Deferred compensation	(1.5)	(0.5)	0.3
Equity compensation (1)	(4.5)	—	—
Impact of statutory rate change on deferred taxes	(26.3)	—	—
Other	0.1	0.1	0.4
Effective tax rate	(7.5)%	27.3%	26.9%

(1) This item impacts our effective tax rate for the first time in fiscal 2017 due to our adoption of new accounting guidance that requires the tax impact of exercised stock options and vested restricted stock to be recorded in the income tax provision instead of additional paid-in capital. See “Recent Accounting Pronouncements” in Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of this accounting change.

Following are the temporary differences that created our deferred tax assets and liabilities (in thousands):

	January 2, 2018	January 3, 2017
Deferred tax assets:
Staff member benefits	$22,626	$32,258
Insurance reserves	14,027	20,932
Accrued rent	12,523	20,583
Deferred income	11,607	14,409
Stock-based compensation	8,710	15,384
Tax credit carryforwards	2,308	2,247
Other	738	957
Subtotal	72,539	106,770
Less: Valuation allowance	(455)	(457)
Total	$72,084	$106,313

Deferred tax liabilities:
Property and equipment	$(111,324)	$(166,183)
Prepaid expenses	(9,120)	(12,192)
Inventory	(6,724)	(10,339)
Other	(2,132)	—
Total	$(129,300)	$(188,714)

Net deferred tax liability	$(57,216)	$(82,401)

At January 2, 2018 and January 3, 2017, we had $2.9 million and $3.5 million, respectively, of state tax credit carryforwards, consisting of hiring and investment credits, which began to expire in 2013. We assess the available evidence to estimate if sufficient future taxable income will be generated to use these carryforwards. Based on this evaluation, we recorded a valuation allowance of $0.5 million at both January 2, 2018 and January 3, 2017 to reflect the amount that we will likely not realize. This assessment could change if estimates of future taxable income during the carryforward period are revised. The earliest tax year still subject to examination by a significant taxing jurisdiction is 2010.

At January 2, 2018, we had a reserve of $0.8 million for uncertain tax positions. If recognized, this amount would impact our effective income tax rate. A reconciliation of the beginning and ending amount of our uncertain tax positions is as follows (in thousands):

	Fiscal Year
	2017	2016	2015

Balance at beginning of year	$829	$1,067	$875
Additions related to current period tax positions	168	139	192
Reductions related to settlements with taxing authorities and lapses of statutes of limitations	(154)	(377)	(0)
Balance at end of year	$843	$829	$1,067

At January 2, 2018 and January 3, 2017, we had $0.1 million and $0.1 million, respectively, of accrued interest and penalties related to uncertain tax positions. None of the balance of uncertain tax positions at January 2, 2018 relates to tax positions for which it is reasonably possible that the total amount could decrease during the next twelve months based on the lapses of statutes of limitations.

We believe we have properly estimated our federal and state income tax liabilities.  However, given the amount and complexity of the changes in tax law resulting from the Tax Act, we continue to analyze the effects of the Tax Act on our income tax provision.  We may make further refinements to our calculations considering technical guidance that may be published, our assumptions about the applicability to our business of certain provisions in the Tax Act and changes to current interpretations of certain provisions of the Tax Act.  In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” we expect to complete our analysis within the one-year measurement period.

15.     Stockholder Rights Plan

We currently have a stockholder rights plan that provides for the distribution to stockholders of one right to purchase a unit equal to 1/100th of a share of junior participating cumulative preferred stock. The rights are evidenced by our common stock certificates and automatically trade with our common stock. The rights are not exercisable unless a person or group acquires (or commences a tender or exchange offer or announces an intention to acquire) 15% or more of our common stock (or 20% or more if such person or group was beneficial owner of 10% or more of our common stock on August 4, 1998) without the approval of our Board. When declared exercisable, holders of the rights (other than the acquiring person or group) would have the right to purchase units of junior participating cumulative preferred stock having a market value equal to two times the exercise price of each right, which is $110. Additionally, if we are thereafter merged into another entity, or if more than 50% of our consolidated assets or earnings power is sold or transferred, holders of the rights will be entitled to buy common stock of the acquiring person or group equal to two times the exercise price of each right. These rights expire on August 4, 2018, unless redeemed earlier by us. On February 15, 2018, our Board of Directors announced that upon the expiration of our stockholder’s rights plan, it is its intention not to adopt another shareholder rights plan unless, in the exercise of its fiduciary responsibilities, it determines that it is in the best interests of the stockholders under the circumstances to adopt such plan without the delay that would result from seeking stockholder approval, thereafter put such plan to a stockholder ratification vote within 12 months of adoption, and if such plan is not approved by a majority of the votes cast, terminate the plan.

16.     Segment Information

For decision-making purposes, our management reviews discrete financial information for The Cheesecake Factory, Grand Lux Cafe and RockSugar Southeast Asian Kitchen restaurants, our bakery division, consumer packaged goods and our international licensing operations. Based on quantitative thresholds set forth in ASC 280, “Segment Reporting,” The Cheesecake Factory is our only business that meets the criteria of a reportable operating segment.  Grand Lux Cafe, RockSugar Southeast Asian Kitchen, bakery, consumer packaged goods, and international licensing are combined in Other. Unallocated corporate expenses, assets and capital expenditures are presented below as reconciling items to the amounts presented in the consolidated financial statements.

Segment information is presented below (in thousands):

	Fiscal Year
	2017	2016	2015
Revenues:
The Cheesecake Factory restaurants	$2,057,816	$2,078,083	$1,913,758
Other	202,686	197,636	186,851
Total	$2,260,502	$2,275,719	$2,100,609
Income/(loss) from operations:
The Cheesecake Factory restaurants (1)	$263,581	$308,058	$275,686
Other (2)	17,547	27,623	18,047
Corporate	(128,283)	(134,688)	(128,487)
Total	$152,845	$200,993	$165,246
Depreciation and amortization:
The Cheesecake Factory restaurants	$76,186	$74,861	$71,821
Other	11,717	8,469	9,690
Corporate	4,826	4,680	4,052
Total	$92,729	$88,010	$85,563
Capital expenditures:
The Cheesecake Factory restaurants	$101,142	$99,817	$122,358
Other	16,885	13,783	13,644
Corporate	2,752	2,221	17,939
Total	$120,779	$115,821	$153,941
Total assets:
The Cheesecake Factory restaurants	$937,512	$950,372	$934,606
Other	167,096	157,842	152,243
Corporate	228,452	185,105	146,497
Total	$1,333,060	$1,293,319	$1,233,346

(1)  Fiscal 2017 includes $2.5 million of accelerated depreciation and impairment expense, and fiscal 2016 includes $0.1 million of accelerated depreciation. (See Note 1 for further discussion of these charges.)

(2)  Fiscal years 2017 and 2015 include impairment expense of $7.8 million and $6.0 million, respectively. (See Note 1 for further discussion of these charges.)

17.     Quarterly Financial Data (unaudited)

Summarized unaudited quarterly financial data for fiscal 2017 and 2016 is as follows (in thousands, except per share data):

Quarter Ended:	April 4, 2017	July 4, 2017	October 3, 2017	January 2, 2018
Revenues	$563,426	$569,869	$555,392	$571,815
Income from operations (1)	$43,563	$50,218	$34,317	$22,747
Net income (1)(2)	$35,043	$38,166	$26,445	$57,738
Basic net income per share (3)	$0.74	$0.80	$0.57	$1.26
Diluted net income per share (3)	$0.71	$0.78	$0.56	$1.24
Cash dividends declared per common share	$0.24	$0.24	$0.29	$0.29

Quarter Ended:	March 29, 2016	June 28, 2016	September 27, 2016	January 3, 2017
Revenues	$553,693	$558,862	$560,018	$603,146
Income from operations (1)	$48,594	$55,190	$50,063	$47,146
Net income (1)	$33,954	$38,585	$34,574	$32,381
Basic net income per share (3)	$0.70	$0.80	$0.72	$0.68
Diluted net income per share (3)	$0.68	$0.78	$0.70	$0.66
Cash dividends declared per common share	$0.20	$0.20	$0.24	$0.24

(1)         Income from operations included $0.8 million, $0.4 million and $9.1 million of accelerated depreciation and impairment expense in the first, second and fourth quarters of fiscal 2017, respectively, and $0.1 million of accelerated depreciation expense in the fourth quarter of fiscal 2016. The impact to net income of these items was $0.4 million, $0.3 million, $5.5 million and $0.1 million, respectively. These amounts were recorded in impairment of assets and lease terminations in the consolidated statements of income. (See Note 1 for further discussion of impairment of assets and lease terminations.)

(2)         The fourth quarter of fiscal 2017 includes a $38.5 million benefit to our income tax provision related to the Tax Act. (See Note 14 for further discussion of income taxes.)

(3)         Net income per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.

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

18.     Subsequent Events

On February 15, 2018, our Board of Directors approved a quarterly cash dividend of $0.29 per share to be paid on March 20, 2018 to the stockholders of record on February 28, 2018.

On February 15, 2018, our Board of Directors approved the adoption of a 10b5-1 Plan, which will be effective from May 1, 2018 through July 31, 2018.

EXHIBIT INDEX

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

2.1	Form of Reorganization Agreement	Amend. No. 1 to Form S-1	33-479336	2.1	8/17/92

3.1	Restated Certificate of Incorporation including Certificate of Designation of Series A Junior Participating Cumulative Preferred Stock	10-K	000-20574	3.1	2/23/11

3.2	Amended and Restated Bylaws as of May 20, 2009	8-K	000-20574	3.8	5/27/09

4.1	Rights Agreement dated as of August 4, 1998, between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	8-A	000-20574	1	8/18/98

4.2	Amendment No. 1 to Rights Agreement dated as of November 4, 2003, between The Cheesecake Factory Incorporated and U.S. Stock Transfer Corporation	Amend. No. 1 to Form 8-A	000-20574	2	11/13/03

4.3	Amendment No. 2 to Rights Agreement dated as of August 1, 2008, between The Cheesecake Factory Incorporated and Computershare Trust Company	Amend. No. 2 to Form 8-A	000-25074	3	8/1/08

10.1	Employment Agreement effective June 30, 2009, between The Cheesecake Factory Incorporated and David M. Overton*	8-K	000-20574	10.1	7/20/09

10.2	First Amendment to Employment Agreement effective as of February 29, 2012, between The Cheesecake Factory Incorporated and David M. Overton*	8-K	000-20574	10.1	3/6/12

10.3	Second Amendment to Employment Agreement dated as of November 11, 2013, between The Cheesecake Factory Incorporated and David M. Overton*	8-K	000-20574	99.1	11/12/13

10.4	Third Amendment to Employment Agreement dated as of April 2, 2015, between The Cheesecake Factory Incorporated and David M. Overton.*	8-K	000-20574	99.1	4/2/15

10.5	Fourth Amendment to Employment Agreement dated as of February 11, 2016, between The Cheesecake Factory Incorporated and David M. Overton*	8-K	000-20574	99.2	2/16/16

10.5.1	Employment Agreement between The Cheesecake Factory Incorporated and David M. Overton effective as of April, 1 2017*	8-K	000-20574	99.2	2/22/17

10.5.2	First Amendment to Employment Agreement between The Cheesecake Factory Incorporated and David M. Overton effective as of April, 1 2018*	8-K	000-20574	99.2	2/21/18

10.6	Employment Agreement effective March 3, 2016, between The Cheesecake Factory Incorporated and David M. Gordon*	10-K	000-25074	10.6	3/2/17

10.7	Employment Agreement effective March 3, 2016, between The Cheesecake Factory Incorporated and W. Douglas Benn*	10-K	000-25074	10.7	3/2/17

10.8	Employment Agreement effective March 3, 2016, between The Cheesecake Factory Incorporated and Debby R. Zurzolo*	10-K	000-25074	10.8	3/2/17

10.9	Employment Agreement effective March 3, 2016, between The Cheesecake Factory Incorporated and Max Byfuglin*	10-K	000-25074	10.9	3/2/17

10.10	Employment Agreement effective July 7, 2017, between The Cheesecake Factory Incorporated and Matthew E. Clark*	8-K	000-25074	99.1	6/13/17

10.11	Amended and Restated The Cheesecake Factory Incorporated Executive Savings Plan*	10-K	000-25074	10.20	3/2/17

10.11.1	First Amendment to The Cheesecake Factory Incorporated Executive Savings Plan As Amended and Restated November 7, 2016*	—	—	—	Filed herewith

10.12	Form of Indemnification Agreement*	8-K	000-25074	99.1	12/14/07

10.13	Inducement Agreement dated as of July 27, 2005	8-K	000-25074	99.3	8/2/05

10.14	First Amendment to Inducement Agreement dated as of March 1, 2010	10-K	000-25074	10.36	2/23/11

10.15	Second Amendment to Inducement Agreement dated as of May 7, 2015	10-K	000-25704	10.24	3/2/17

10.16	2010 Stock Incentive Plan as amended April 7, 2011*	DEF 14A	000-20574	Appendix A	4/21/11

10.17	The Cheesecake Factory 2010 Stock Incentive Plan as amended effective as of February 27, 2013*	DEF 14A	000-20574	Appendix A	04/19/13

10.18	The Cheesecake Factory 2010 Stock Incentive Plan as amended April 3, 2014*	DEF 14A	000-20574	Appendix A	4/17/14

10.19	2010 Stock Incentive Plan as amended May 28, 2015*	DEF 14A	000-20574	Appendix A	4/17/15

10.20	2010 Stock Incentive Plan as amended April 5, 2017*	DEF 14A	000-20574	Appendix A	4/25/17

10.21	Form of Grant Agreement for Executive Officers under 2010 Stock Incentive Plan*	10-Q	000-20574	10.1	11/4/10

10.22	Form of Grant Agreement for Executive Officers under the 2010 Stock Incentive Plan, for equity grants made after August 2, 2012*	10-Q	000-20574	10.1	8/10/12

10.23	Form of Notice of Stock Option Grant and Agreement and/or Restricted Stock Grant Agreement for Executive Officers under the 2010 Stock Incentive Plan, for equity grants made after March 6, 2014*	8-K	000-20574	99.1	3/7/14

10.24	Form of Notice of Grant and Stock Option Agreement and/or Stock Unit Agreement under the 2010 Stock Incentive Plan, for equity grants made after March 3, 2016*	8-K	000-20574	99.2	3/4/16

10.24.1	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP I under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	—	—	—	Filed Herewith

10.24.2	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP II under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	—	—	—	Filed Herewith

10.24.3	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP III under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	—	—	—	Filed Herewith

10.24.4	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP IV under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	—	—	—	Filed Herewith

10.24.5	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP V under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	—	—	—	Filed Herewith

10.24.6	Form of Standard Notice of Grant and Restricted Share Agreement I under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	—	—	—	Filed Herewith

10.24.7	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for Senior Executive under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	8-K	000-20574	99.3	2/21/2018

10.25	2015 Amended and Restated Annual Performance Incentive Plan, as amended and restated May 28, 2015*	DEF 14A	000-20574	Appendix B	4/17/15

10.26	Second Amended and Restated Loan Agreement with JPMorgan Chase Bank, National Association dated as of December 22, 2015	8-K	000-20574	99.1	12/24/15

10.27	Amendment No. 1 dated as of November 10, 2016 to Second Amended and Restated Loan Agreement dated as of December 22, 2015	8-K	000-20574	99.1	11/14/16

10.28	Joinder to Guaranty dated November 10, 2016 by TCF California Holding Company of Second Amended and Restated Loan Agreement dated as of December 22, 2015	8-K	000-20574	99.2	11/14/16

21.0	List of Subsidiaries	—	—	—	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer	—	—	—	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	—	—	—	Filed herewith

Exhibit 101	XBRL (Extensible Business Reporting Language) The following materials from The Cheesecake Factory Incorporated’s Annual Report on Form 10-K for the years ended January 2, 2018, formatted in Extensive Business Reporting Language (XBRL), (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of stockholders’ equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.	—	—	—	Filed herewith

* Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of February 2018.

THE CHEESECAKE FACTORY INCORPORATED

/s/ DAVID OVERTON
By:	David Overton
Chairman of the Board and
Chief Executive Officer (principal executive officer)

/s/ MATTHEW E. CLARK
By:	Matthew E. Clark
Executive Vice President and Chief Financial Officer
(principal financial officer)

/s/ CHERYL M. SLOMANN
By:	Cheryl M. Slomann
Senior Vice President, Controller and Chief Accounting Officer
(principal accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Overton and Matthew E. Clark, and each of them, as his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVID OVERTON	Chairman of the Board and	February 28, 2018
David Overton	Chief Executive Officer
(Principal Executive Officer)

/s/ MATTHEW E. CLARK	Executive Vice President and	February 28, 2018
Matthew E. Clark	Chief Financial Officer
(Principal Financial Officer)

/s/ CHERYL M. SLOMANN	Senior Vice President, Controller and	February 28, 2018
Cheryl M. Slomann	Chief Accounting Officer
(Principal Accounting Officer)

/s/ EDIE A. AMES	Director	February 28, 2018
Edie A. Ames

/s/ ALEXANDER L. CAPPELLO	Director	February 28, 2018
Alexander L. Cappello

/s/ JEROME I. KRANSDORF	Director	February 28, 2018
Jerome I. Kransdorf

/s/ LAURENCE B. MINDEL	Director	February 28, 2018
Laurence B. Mindel

/s/ DAVID B. PITTAWAY	Director	February 28, 2018
David B. Pittaway

/s/ HERBERT SIMON	Director	February 28, 2018
Herbert Simon