Form 10-Q
period 2018-04-03
CHEESECAKE FACTORY INC
filed 2018-05-11
CIK 887596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2018

or

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

As of May 4, 2018, 45,826,273 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	April 3, 2018	January 2, 2018
ASSETS
Current assets:
Cash and cash equivalents	$24,801	$6,008
Accounts receivable	16,348	19,865
Income taxes receivable	1,348	15,016
Other receivables	26,376	67,518
Inventories	40,959	42,560
Prepaid expenses	54,036	57,666
Total current assets	163,868	208,633
Property and equipment, net	935,279	935,045
Other assets:
Intangible assets, net	24,233	24,065
Prepaid rent expenses	37,875	39,399
Other	126,088	125,918
Total other assets	188,196	189,382
Total assets	$1,287,343	$1,333,060
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,805	$50,984
Gift card liabilities	138,134	163,951
Other accrued expenses	167,367	183,016
Total current liabilities	344,306	397,951

Deferred income taxes	57,122	57,216
Deferred rent liabilities	73,666	74,761
Deemed landlord financing liability	112,895	108,627
Long-term debt	30,000	10,000
Other noncurrent liabilities	75,161	70,975
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 95,957,475 and 95,412,030 issued at April 3, 2018 and January 2, 2018, respectively	960	954
Additional paid-in capital	806,479	799,862
Retained earnings	1,354,855	1,345,666
Treasury stock, 50,261,838 and 49,534,212 shares at cost at April 3, 2018 and January 2, 2018, respectively	(1,567,767)	(1,532,864)
Accumulated other comprehensive loss	(334)	(88)
Total stockholders’ equity	594,193	613,530
Total liabilities and stockholders’ equity	$1,287,343	$1,333,060

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended April 3, 2018	Thirteen Weeks Ended April 4, 2017
Revenues	$590,691	$563,426

Costs and expenses:
Cost of sales	135,719	129,139
Labor expenses	210,714	193,835
Other operating costs and expenses	148,332	135,650
General and administrative expenses	39,274	36,287
Depreciation and amortization expenses	24,002	23,196
Impairment of assets and lease terminations	—	786
Preopening costs	1,099	970
Total costs and expenses	559,140	519,863
Income from operations	31,551	43,563
Interest and other expense, net	(1,506)	(1,256)
Income before income taxes	30,045	42,307
Income tax provision	4,016	7,264
Net income	$26,029	$35,043

Net income per share:
Basic	$0.57	$0.74
Diluted	$0.56	$0.71

Weighted average shares outstanding:
Basic	45,552	47,634
Diluted	46,574	49,210

Cash dividends declared per common share	$0.29	$0.24

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Thirteen Weeks Ended April 3, 2018	Thirteen Weeks Ended April 4, 2017
Net income	$26,029	$35,043
Other comprehensive loss:
Foreign currency translation adjustment	(246)	—
Other comprehensive loss	(246)	—
Total comprehensive income	$25,783	$35,043

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, January 2, 2018	95,412	$954	$799,862	$1,345,666	$(1,532,864)	$(88)	$613,530
Cumulative effect of adopting the pronouncement related to revenue recognition	—	—	—	(3,560)	—	—	(3,560)
Balance, January 2, 2018, as adjusted	95,412	954	799,862	1,342,106	(1,532,864)	(88)	609,970
Net income	—	—	—	26,029	—	—	26,029
Foreign currency translation adjustment	—	—	—	—	—	(246)	(246)
Cash dividends declared	—	—	—	(13,280)	—	—	(13,280)
Stock-based compensation	334	4	6,079	—	—	—	6,083
Common stock issued under stock-based compensation plans	211	2	538	—	—	—	540
Treasury stock purchases	—	—	—	—	(34,903)	—	(34,903)
Balance, April 3, 2018	95,957	$960	$806,479	$1,354,855	$(1,567,767)	$(334)	$594,193

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended April 3, 2018	Thirteen Weeks Ended April 4, 2017
Cash flows from operating activities:
Net income	$26,029	$35,043
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	24,002	23,196
Deferred income taxes	1,157	3,186
Impairment of assets and lease terminations	—	786
Stock-based compensation	6,013	4,615
Changes in assets and liabilities:
Accounts receivable	3,491	3,172
Other receivables	41,103	32,264
Inventories	1,601	(3,615)
Prepaid expenses	3,630	(147)
Other assets	1,276	(2,650)
Accounts payable	(3,645)	(3,560)
Income taxes receivable/payable	13,668	3,164
Other accrued expenses	(43,382)	(47,350)
Cash provided by operating activities	74,943	48,104
Cash flows from investing activities:
Additions to property and equipment	(30,688)	(19,223)
Additions to intangible assets	(307)	(302)
Investments in unconsolidated affiliates	—	(88)
Cash used in investing activities	(30,995)	(19,613)
Cash flows from financing activities:
Deemed landlord financing proceeds	3,610	—
Deemed landlord financing payments	(1,251)	(1,056)
Borrowings on credit facility	30,000	—
Repayments on credit facility	(10,000)	—
Proceeds from exercise of stock options	540	5,368
Cash dividends paid	(13,168)	(11,685)
Treasury stock purchases	(34,903)	(9,291)
Cash used in financing activities	(25,172)	(16,664)
Foreign currency translation adjustment	17	—
Net change in cash and cash equivalents	18,793	11,827
Cash and cash equivalents at beginning of period	6,008	53,839
Cash and cash equivalents at end of period	$24,801	$65,666

Supplemental disclosures:
Interest paid	$2,030	$1,627
Income taxes paid	$610	$894
Construction payable	$3,538	$3,475

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and its wholly owned subsidiaries (referred to herein collectively as the “Company,” “we,” “us” and “our”) prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions for the periods presented have been eliminated in consolidation. The unaudited financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the financial condition, results of operations and cash flows for the period. However, these results are not necessarily indicative of results that may be achieved for any other interim period or for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2018 filed with the SEC on February 28, 2018.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ from these estimates.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal 2018 consists of 52 weeks and will end on January 1, 2019. Fiscal 2017, which ended on January 2, 2018, was also a 52-week year.

Recent Accounting Pronouncements

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on the recognition and measurement of leases. Under the new standard, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. The guidance does not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. The standard requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. This update is effective for annual and interim periods beginning after December 15, 2018 and requires a modified retrospective approach, with optional practical expedients. Although early adoption is permitted, we will adopt these provisions in the first quarter of fiscal 2019. We expect this adoption will result in a material increase in the assets and liabilities on our consolidated balance sheets, but will likely have an insignificant impact on our consolidated statements of income. In preparation for the adoption of the guidance, we are in the process of implementing controls and key system changes to enable the preparation of the required financial information.

Recently Adopted Accounting Standards

In May 2014, the FASB issued accounting guidance that provides a comprehensive new revenue recognition model that supersedes most of the existing revenue recognition requirements and requires entities to recognize revenue at an amount that reflects the consideration to which a company expects to be entitled in exchange for transferring goods or services to a customer. We implemented this standard as of the first day of fiscal 2018, and the only impact to our condensed consolidated financial statements relates to recognition of development and site fees from our international licensees. Utilizing the cumulative-effect method of adoption, we recorded a $4.8 million increase to deferred revenue and a corresponding reduction of $3.6 million, net of tax, to retained earnings to reverse a portion of the previously recognized fees. Whereas previously we recognized income and received payment upon execution of the agreements and approval of new restaurant sites, respectively, future revenue for these items will be recorded on a straight-line basis over the life of the applicable licensee agreements as the agreements do not contain distinct performance obligations. Comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The impact of adopting this standard as compared to the previous revenue recognition guidance was not material to our condensed consolidated balance sheet and condensed consolidated statements of income and comprehensive income in the first quarter of fiscal 2018. No new development or site agreements were executed during the quarter and we recognized revenue of $0.1 million during the quarter that was included in the deferred revenue balance at the beginning of the period.

Revenue Recognition

Our revenues consist of sales at our Company-owned restaurants, sales from our bakery operations to our licensees and other third-party customers, royalties from our licensees’ restaurant sales and consumer packaged goods, and licensee development and site fees.

Revenues from restaurant sales are recognized when payment is tendered at the point of sale. Revenues from bakery sales are recognized upon transfer of title and risk to customers. Royalty revenues are recognized in the period the related sales occur, utilizing the sale-based royalty exception available under current accounting guidance. Development and site fees are recognized as revenue over the life of the applicable agreements, ranging from eight to 30 years.

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

Certain of our promotional programs include multiple element arrangements that incorporate various performance obligations. We allocate revenue using the relative selling price of each performance obligation considering the likelihood of redemption and recognize revenue upon satisfaction of each performance obligation. We  recognized revenue of $5.9 million during the quarter that was included in the deferred revenue balance at the beginning of the period.

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

In the first quarter of fiscal 2017, we recorded $0.8 million of accelerated depreciation expense related to the relocation of one The Cheesecake Factory restaurant. In February 2018, we made the decision to close one The Cheesecake Factory restaurant in May 2018. Related costs will be incurred in the second quarter of fiscal 2018.

Income Taxes

The Tax Cuts and Jobs Act (“Tax Act”), which was enacted on December 22, 2017, made significant changes to how corporations are taxed in the U.S., the most prominent of which affecting us was to lower the U.S. corporate tax rate from 35% to 21%. We believe we have properly estimated our federal and state income tax liabilities, and our accounting for the income tax effects of the Act has been completed. However, given the amount and complexity of the changes in tax law resulting from the Tax Act, we continue to analyze the effects of the Tax Act on our income tax provision. We may make further refinements to our calculations considering technical guidance that may be published and changes to current interpretations of certain provisions of the Tax Act. Any impacts to our provision as the result of additional guidance will be recorded in the period in which the guidance is issued.

2.  Inventories

Inventories consisted of (in thousands):

	April 3, 2018	January 2, 2018
Restaurant food and supplies	$18,404	$18,407
Bakery finished goods and work in progress	17,158	18,423
Bakery raw materials and supplies	5,397	5,730
Total	$40,959	$42,560

3.  Gift Cards

The following tables present information related to gift cards (in thousands):

Gift card liabilities:

	Thirteen Weeks Ended April 3, 2018	Thirteen Weeks Ended April 4, 2017

Beginning balance	$163,951	$153,629
Activations	21,744	21,654
Redemptions and breakage	(47,561)	(47,665)
Ending balance	$138,134	$127,618

Gift card assets(1):

	Thirteen Weeks Ended April 3, 2018	Thirteen Weeks Ended April 4, 2017

Beginning balance	$23,814	$23,786
Deferrals	2,721	2,791
Amortization	(4,817)	(4,790)
Ending balance	$21,718	$21,787

(1) Contract assets related to gift cards are included in prepaid expenses on the condensed consolidated balance sheet.

4.  Long-Term Debt

We maintain a $200 million unsecured revolving credit facility (“Facility”), $50 million of which may be used for issuances of letters of credit. Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. The Facility, which matures on December 22, 2020, contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the participating lenders electing to increase their commitments or by means of the addition of new lenders. Certain of our material subsidiaries guarantee our obligations under the Facility. During the first quarter of fiscal 2018, we utilized the Facility to fund a portion of our stock repurchases. At April 3, 2018, we had net availability for borrowings of $149.3 million, based on a $30.0 million outstanding debt balance and $20.7 million in standby letters of credit.

We are subject to certain financial covenants under the Facility requiring us to maintain (i) a maximum “Net Adjusted Leverage Ratio” of 4.0 and (ii) a minimum EBITDAR to interest and rental expense ratio (“EBITDAR Ratio”) of 1.9, with each of the capitalized terms in this Note 4 as defined in the Facility. The Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio, and also sets forth negative covenants that restrict indebtedness, liens, investments, sales of assets, fundamental changes and other matters. Our Net Adjusted Leverage and EBITDAR Ratios were 2.9 and 2.7, respectively, at April 3, 2018, and we were in compliance with all covenants in effect at that date.

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

5. Commitments and Contingencies

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

On July 12, 2017, a lawsuit was filed in the Los Angeles County Superior Court alleging that the Company violated California’s unfair business practices statute by improperly calculating suggested gratuity amounts on split payment transactions. (Goldman v. The Cheesecake Factory Incorporated; Case No. BC668334). On December 1, 2017, the Company filed a demurrer to the plaintiff’s complaint. The plaintiff filed his opposition on December 26, 2017. On March 27, 2018, the Court sustained the demurrer without leave to amend as to six of the seven causes of action in the complaint. On April 16, 2018, the Company filed its answer to the complaint, and the parties also agreed to a partial stay of the case for 60 days to allow for informal discussions and an informal exchange of information with the purpose of exploring a possible resolution of the case. We intend to vigorously defend this action. However, it is not possible at this time to reasonably estimate the outcome of or any potential liability from this matter and, accordingly, we have not reserved for any potential future payments.

During the first quarter of fiscal 2017, the Internal Revenue Service (“IRS”) issued its examination report for tax years 2010, 2011 and 2012 in which they disallowed a total of $12.9 million of our §199 Domestic Production Activity Deductions for the subject years. On February 27, 2017, we submitted a Protest Memorandum indicating our disagreement with the disallowance and requesting a review of our case by the Appeals Division of the IRS. Our case is now under the jurisdiction of the Appeals Division, and on August 8, 2017 we held an opening conference with the Appeals Team Case Leader (“ATCL”) in the Los Angeles Appeals office. We had a subsequent discussion with the ATCL to emphasize the merits of our position. We intend to vigorously defend our position and, based on our analysis of the law, regulations and relevant facts, we believe our position will be ultimately sustained if litigation is necessary. Based on the current status of this matter, we have not reserved for any potential future payments.

On February 3, 2017, a class action lawsuit was filed in the U.S. District Court for the Southern District of Florida, alleging that the Company violated the Fair and Accurate Credit Transaction Act, by failing to properly censor consumer credit or debit card information. (Muransky v. The Cheesecake Factory Incorporated; Case No. 0:17-cv-60229-JEM). On February 21, 2017 and February 28, 2017, two additional lawsuits were filed in California and New York, respectively, alleging similar claims to Case No. 0:17-cv-60229-JEM. (Tibbits v. The Cheesecake Factory Incorporated; Case No. 1:17-cv-00968 ( E.D.N.Y.); Zhang v. The Cheesecake Factory Incorporated; Case No 8:17-cv-00357 (C.D. Cal.)). The Company filed a motion to transfer and dismiss Case No. 0:17-cv-60229-JEM on March 24, 2017 and similarly filed a motion to transfer and dismiss Case No. 1:17-cv-00968 on April 7, 2017. On October 16, 2017, the Florida court granted the Company’s motion to transfer Case No. 0:17-cv-60229JEM to California to be consolidated with Case No. 8:17-cv-00357, and the plaintiff filed a motion for reconsideration thereof. The plaintiff in Case No. 1:17-cv-00968 agreed to transfer its case to California and such matter was subsequently consolidated with Case No 8:17-cv-00357. On April 3, 2018, the parties participated in voluntary mediation, which concluded without resolution. These lawsuits seek unspecified penalties in addition to other monetary payments. We intend to vigorously defend these actions. However, it is not possible at this time to reasonably estimate the outcome of or any potential liability from these matters and, accordingly, we have not reserved for any potential future payments.

On February 3, 2017, five present and former restaurant hourly employees filed a class action lawsuit in the San Diego County Superior Court, alleging that the Company violated the California Labor Code and California Business and Professions Code, by failing to permit required meal and rest breaks, and failing to provide accurate wage statements, among other claims (Abdelaziz v. The Cheesecake Factory Restaurants, Inc., et al.; Case No 37-2016-00039775-CU-OE-CTL). On February 22, 2017, a lawsuit was filed in the San Diego County Superior Court, alleging similar claims to Case No. 37-2016-00039775-CU-OE-CTL (Rodriguez v. The Cheesecake Factory Restaurants, Inc., et al.; Case No. 37-2017-00006571-CU-OE-CTL). The San Diego County Superior Court consolidated Case Nos. 37-2016-00039775-CU-OR-CTL and 37-2017-00006571-CU-OE-CTL. The parties are scheduled to participate in voluntary mediation in the two consolidated cases on June 13, 2018. These lawsuits seek unspecified penalties under the California Private Attorneys’ General Act in addition to other monetary payments. We intend to vigorously defend these actions. Based upon the current status of these matters, we have reserved an immaterial amount.

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

6. Stockholders’ Equity

On February 15, 2018, our Board of Directors (“Board”) approved a quarterly cash dividend of $0.29 per share that was paid on March 20, 2018 to the stockholders of record at the close of business on February 28, 2018. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of our Facility and such other factors that our Board considers relevant.

On July 21, 2016, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 56.0 million shares. Under this and all previous authorizations, we cumulatively repurchased 50.3 million shares at a total cost of $1,567.8 million through April 3, 2018, including 0.7 million shares at a cost of $34.9 million repurchased during first quarter of fiscal 2018. Repurchased common stock is reflected as a reduction of stockholders’ equity in treasury stock. Share repurchases have been executed under stock repurchase plans adopted from time to time by our Board in furtherance of its repurchase authorization and are intended to qualify for safe harbor protection in accordance with Rule 10b5-1 and Rule 10b-18 of the Securities Act of 1934. Repurchases made during the first quarter of fiscal 2018 were made under a stock repurchase plan adopted by our Board on October 26, 2017, effective from December 1, 2017 through April 30, 2018. On February 15, 2018, our Board of Directors approved the adoption of a new stock repurchase plan, which will be effective from May 1, 2018 through July 31, 2018.

Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. All purchases in the open market are made in compliance with Rule 10b-18. We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, including dividend payments and growth capital contributions to North Italia and Flower Child, a review of our capital structure and cost of capital, our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and financial covenants under our Facility that limit share repurchases based on a defined ratio. (See Note 4 for further discussion of our long-term debt.) Our objectives with regard to share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.

7.  Stock-Based Compensation

On April 5, 2017, our Board approved an amendment to our 2010 Stock Incentive Plan to increase the number of shares of common stock available for grant under the plan to 12.7 million shares from 9.2 million shares. This amendment was approved by our stockholders at our annual meeting held on June 8, 2017. This is our only active stock-based incentive plan, and approximately 3.2 million of these shares were available for grant as of April 3, 2018.

The following table presents information related to stock-based compensation, net of forfeitures (in thousands):

	Thirteen Weeks Ended April 3, 2018	Thirteen Weeks Ended April 4, 2017
Labor expenses	$1,599	$1,746
Other operating costs and expenses	64	98
General and administrative expenses	4,350	2,771
Total stock-based compensation	6,013	4,615
Income tax benefit	1,500	1,765
Total stock-based compensation, net of taxes	$4,513	$2,850

Capitalized stock-based compensation (1)	$70	$56

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

Stock Options

The weighted average fair value at the grant date for options issued during the first quarter of fiscal 2018 and 2017 was $11.58 and $14.88 per share, respectively.  The fair value of options was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the first quarter of fiscal 2018 and 2017, respectively: (a) an expected option term of 6.9 years and 6.9 years, (b) expected stock price volatility of 27.8% and 24.4%, (c) a risk-free interest rate of 2.8% and 2.3%, and (d) a dividend yield on our stock of 2.5% and 1.6%.

Stock option activity during the thirteen weeks ended April 3, 2018 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at January 2, 2018	1,741	$42.25	4.0	$14,766
Granted	369	47.06
Exercised	(20)	27.11
Forfeited or cancelled	—	—
Outstanding at April 3, 2018	2,090	$43.25	4.4	$13,609

Exercisable at April 3, 2018	1,275	$38.66	2.9	$13,059

(1)                           Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal period end date.

The total intrinsic value of options exercised during the thirteen weeks ended April 3, 2018 and April 4, 2017 was $0.4 million and $6.7 million, respectively. As of April 3, 2018, total unrecognized stock-based compensation expense related to unvested stock options was $9.6 million, which we expect to recognize over a weighted average period of approximately 3.7 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the thirteen weeks ended April 3, 2018 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)	(Per share)
Outstanding at January 2, 2018	1,694	$46.38
Granted	337	47.06
Vested	(245)	42.28
Forfeited	(33)	45.32
Outstanding at April 3, 2018	1,753	$47.11

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted average fair value for restricted shares and restricted share units issued during the first quarter of fiscal 2018 and fiscal 2017 was $47.06 and $61.29, respectively. The fair value of shares that vested during the first quarter of fiscal 2018 and fiscal 2017 was $10.4 million and $11.0 million, respectively. As of April 3, 2018, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $40.2 million, which we expect to recognize over a weighted average period of approximately 3.1 years.

8.  Net Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, reduced by unvested restricted stock awards. At both April 3, 2018 and April 4, 2017, 1.8 million shares of restricted stock issued to staff members were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal years ended on those dates. Diluted net income per share includes the dilutive effect of outstanding equity awards, calculated using the treasury stock method. Shares of common stock equivalents of 1.7 million and 0.6 million for April 3, 2018 and April 4, 2017, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

	Thirteen Weeks Ended April 3, 2018	Thirteen Weeks Ended April 4, 2017
	(In thousands, except per share data)
Net income	$26,029	$35,043

Basic weighted average shares outstanding	45,552	47,634

Dilutive effect of equity awards	1,022	1,576

Diluted weighted average shares outstanding	46,574	49,210

Basic net income per share	$0.57	$0.74

Diluted net income per share	$0.56	$0.71

9.  Segment Information

For decision-making purposes, our management reviews discrete financial information for The Cheesecake Factory, Grand Lux Cafe and RockSugar Southeast Asian Kitchen restaurants, our bakery division, consumer packaged goods and our international licensing operations. Based on quantitative thresholds set forth in ASC 280, “Segment Reporting,” The Cheesecake Factory is our only business that meets the criteria of a reportable operating segment.  Grand Lux Cafe, RockSugar Southeast Asian Kitchen, bakery, consumer packaged goods, and international licensing are combined in “Other.” Unallocated corporate expenses, assets and capital expenditures are presented below as reconciling items to the amounts presented in the condensed consolidated financial statements.

Segment information is presented below (in thousands):

	Thirteen Weeks Ended April 3, 2018	Thirteen Weeks Ended April 4, 2017
Revenues:
The Cheesecake Factory restaurants	$540,773	$515,234
Other	49,918	48,192
Total	$590,691	$563,426

Income/(loss) from operations:
The Cheesecake Factory restaurants(1)	$62,117	$70,543
Other	5,747	6,638
Corporate	(36,313)	(33,618)
Total	$31,551	$43,563

Depreciation and amortization:
The Cheesecake Factory restaurants	$19,638	$19,037
Other	3,100	2,977
Corporate	1,264	1,182
Total	$24,002	$23,196

Capital expenditures:
The Cheesecake Factory restaurants	$19,466	$18,143
Other(2)	10,578	365
Corporate	644	715
Total	$30,688	$19,223

	April 3, 2018	January 2, 2018
Total assets:
The Cheesecake Factory restaurants	$904,749	$937,512
Other	170,083	167,096
Corporate	212,511	228,452
Total	$1,287,343	$1,333,060

(1)         The thirteen weeks ended April 4, 2017 includes $0.8 million of accelerated depreciation related to the relocation of one The Cheesecake Factory restaurant.

(2)         The thirteen weeks ended April 3, 2018 includes costs related to an infrastructure modernization of our California bakery facility.

10.  Subsequent Events

On April 23, 2018, our Board declared a quarterly cash dividend of $0.29 per share to be paid on May 22, 2018 to the stockholders of record at the close of business on May 10, 2018.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain information included in this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (“SEC”), as well as information included in oral or written statements made by us or on our behalf, may contain forward-looking statements about our current and presently expected performance trends, growth plans, business goals and other matters. These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Acts”). This includes, without limitation, statements with respect to our expectations for growth in Company-owned and licensed locations, comparable sales, operating margins and diluted net earnings per share (“EPS”), as well as achieving our other financial objectives; our intention to repurchase stock, pay dividends, invest growth capital in North Italia and Flower Child, expand our consumer packaged goods licensing revenue and develop a fast casual concept; the impact of changes in tax laws and regulations; our future financial condition, results of operations, cash flows, plans, objectives, performance and business of The Cheesecake Factory Incorporated and its subsidiaries and all other statements that are not historical facts, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions. These statements are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in such statements.

In connection with the “safe harbor” provisions of the Acts, we have identified and are disclosing important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf. (See Part II, Item 1A of this report, “Risk Factors,” and Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2018.) These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are currently reasonable, any of the assumptions could be incorrect or incomplete, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. Except as may be required by law, we do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events, corrections in underlying assumptions, or changes in circumstances arising after the date that the forward-looking statement was made.

General

This discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report and with the following items included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2018: the audited consolidated financial statements and related notes in Part IV, Item 15; the “Risk Factors” included in Part I, Item 1A; and the cautionary statements included throughout the report. The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position.

Our business operates in the upscale casual dining segment of the restaurant industry. As of May 11, 2018, we operated 214 Company-owned restaurants: 199 under The Cheesecake Factory® mark, 13 under the Grand Lux Cafe® mark and two under the RockSugar Southeast Asian Kitchen® mark (formerly known as Rock Sugar Pan Asian Kitchen®). In addition, 21 The Cheesecake Factory branded restaurants in the Middle East, Mexico, and the Chinese Mainland and Special Administrative Region of Hong Kong were operated by third parties under licensing agreements. We also operated two bakery production facilities that produce desserts for our restaurants, international licensees and third-party bakery customers. We are selectively pursuing other means to leverage our competitive strengths, including investing in or acquiring new restaurant concepts, expanding The Cheesecake Factory® brand to other retail opportunities through The Cheesecake Factory At HomeTM consumer packaged goods, and internally developing a fast casual concept.

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

Average check is driven by menu price increases and/or changes in menu mix. We generally update and reprint our menus twice a year, and our philosophy is to use price increases to help offset key operating cost increases in a manner that balances protecting both our margins and customer traffic levels. We plan to continue targeting menu price increases of approximately 2% to 3% annually going forward, utilizing a market-based strategy to help mitigate cost pressure in higher-wage geographies.

In addition, we are selectively pursuing a number of incremental growth opportunities, which we believe will contribute to revenue growth over time. These include: measured growth of our Grand Lux Cafe and RockSugar Southeast Asian Kitchen concepts; our investments in North Italia and Flower Child described under “Liquidity and Capital Resources” below; and consumer packaged goods opportunities, including The Cheesecake Factory At HomeTM-branded cookie, cupcake and cheesecake mixes, confections, coffee creamer and our Famous “Brown Bread” that are now available at a variety of retail stores. We have executed a lease for the first location of our internally developed fast casual concept which is scheduled to open in fiscal 2018.

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

	Thirteen Weeks Ended April 3, 2018	Thirteen Weeks Ended April 4, 2017
Revenues	100.0%	100.0%

Costs and expenses:
Cost of sales	23.0	22.9
Labor expenses	35.7	34.4
Other operating costs and expenses	25.1	24.1
General and administrative expenses	6.6	6.4
Depreciation and amortization expenses	4.1	4.1
Impairment of assets and lease terminations	—	0.1
Preopening costs	0.2	0.3
Total costs and expenses	94.7	92.3
Income from operations	5.3	7.7
Interest and other expense, net	(0.2)	(0.2)
Income before income taxes	5.1	7.5
Income tax provision	0.7	1.3
Net income	4.4%	6.2%

Thirteen Weeks Ended April 3, 2018 Compared to Thirteen Weeks Ended April 4, 2017

Revenues

Revenues increased 4.8% to $590.7 million for the thirteen weeks ended April 3, 2018 compared to $563.4 million for the thirteen weeks ended April 4, 2017, primarily due to positive comparable restaurant sales and new restaurant openings.

Comparable sales at The Cheesecake Factory restaurants increased by 2.1%, or $10.7 million, from the first quarter of fiscal 2017, outperforming the casual dining industry which experienced a comparable sales increase of 0.1%, as measured by Knapp Track. Our comparable sales growth was driven by average check growth of 2.7% (based on an increase of 2.7% in menu pricing and flat mix), partially offset by a decline in customer traffic of 0.6%. We implemented effective menu price increases of approximately 1.5% and 1.4% in the first quarter of fiscal 2018 and the third quarter of fiscal 2017, respectively. The Cheesecake Factory average sales per restaurant operating week increased 2.3% to $209,100 in the first quarter of fiscal 2018 compared to $204,300 in the first quarter of fiscal 2017. Total operating weeks at The Cheesecake Factory restaurants increased 2.6% to 2,587 for the thirteen weeks ended April 3, 2018 compared to the comparable prior year period.

Restaurants become eligible to enter our comparable sales base in their 19th month of operation. At April 3, 2018, there were eleven The Cheesecake Factory restaurants, one Grand Lux Cafe and one RockSugar Southeast Asian Kitchen not yet in our comparable sales base. International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from our comparable sales calculations. Factors outside of our control, such as macroeconomic conditions, weather patterns, timing of holidays, competition and other factors, including those referenced in Part I, Item lA, “Risk Factors,” of our Annual Report on Form 10-K for the year ended January 2, 2018, can impact comparable sales.

External bakery sales were $12.4 million for the first quarter of fiscal 2018 compared to $12.2 million in the comparable prior year period.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses. As a percentage of revenues, cost of sales was 23.0% for the first quarter of fiscal 2018 compared to 22.9% for the comparable period of fiscal 2017, primarily driven by increased dairy, poultry and grocery costs, largely offset by lower seafood costs.

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

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 35.7% and 34.4% in the first quarter of fiscal 2018 and 2017, respectively. This variance was driven primarily by increased hourly labor costs, including higher wage rates, as well as additional overtime and training expenses.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead and distribution expenses. As a percentage of revenues, other operating costs and expenses were 25.1% and 24.1% for the thirteen weeks ended April 3, 2018 and April 4, 2017, respectively. This variance primarily related to higher marketing costs, repairs and maintenance, bakery production overhead and self-insured workers’ compensation costs. These increases were partially offset by lower rent expense due to sales leverage.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, the restaurant field supervision, corporate support and bakery administrative organizations, as well as gift card commissions to third-party distributors. As a percentage of revenues, G&A expenses were 6.6% and 6.4% for the first quarters of fiscal 2018 and 2017, respectively. This variance was primarily due to higher stock-based compensation expense and legal settlement costs, partially offset by the timing of corporate events.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 4.1% for both the thirteen weeks ended April 3, 2018 and the comparable period of last year.

Preopening Costs

Preopening costs were $1.1 million for the thirteen weeks ended April 3, 2018 compared to $1.0 million in the comparable period of fiscal 2017. We had no restaurant openings in the first quarters of fiscal 2018 and 2017. Preopening costs include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities. Preopening costs can fluctuate significantly from period to period based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Interest and Other Expense, Net

Interest and other expense, net was $1.5 million for the first quarter of fiscal 2018 compared to $1.3 million for the comparable period last year. Interest expense associated with landlord construction allowances deemed to be financings in accordance with accounting guidance was $1.7 million and $1.5 million in the first quarters of fiscal 2018 and 2017, respectively.

Income Tax Provision

Our effective income tax rate was 13.4% for the first quarter of fiscal 2018 compared to 17.2% for the comparable prior year period. This decrease was primarily due to the impact of the Tax Act, partially offset by a lower benefit from exercised stock options and vested restricted stock.

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen Weeks Ended April 3, 2018	Thirteen Weeks Ended April 4, 2017
Net income	$26,029	$35,043
After-tax impact from:
Impairment of assets and lease terminations (1)	—	472
Adjusted net income	$26,029	$35,515

Diluted net income per share	$0.56	$0.71
After-tax impact from:
Impairment of assets and lease terminations (1)	—	0.01
Adjusted diluted net income per share	$0.56	$0.72

(1)    Includes $0.5 million of accelerated depreciation in the thirteen weeks ended April 4, 2017 related to the relocation of one The Cheesecake Factory restaurant. The associated pre-tax amount was $0.8 million. This amount was recorded in impairment of assets and lease terminations in the condensed consolidated statements of income.

Fiscal 2018 Outlook

For the second quarter of fiscal 2018, we estimate diluted net income per share will be between $0.78 and $0.82 based on an assumed comparable restaurant sales range of between 0.5% and 1.5% at The Cheesecake Factory restaurants.

We estimate diluted net income per share for fiscal 2018 will be between $2.62 and $2.74 based on an assumed comparable sales range of between 1% and 2% at The Cheesecake Factory restaurants, as well as the following cost assumptions. We currently expect commodity cost inflation of about 2.5% for fiscal 2018, with increases across most categories, most notably in poultry, seafood, dairy and produce costs. For fiscal 2018, we are estimating wage rate inflation of approximately 6% and an effective tax rate of between 13% and 14%.

We plan to open as many as four to six new restaurants, including one Grand Lux Cafe and the first location of an internally developed fast casual concept, in fiscal 2018. In addition to these Company-owned locations, we expect as many as four restaurants to open internationally under licensing agreements.

We expect fiscal 2018 cash capital expenditures to range between $80 million and $90 million and growth capital contributions to North Italia and Flower Child to range between $20 million and $25 million. We anticipate utilizing substantially all of our free cash flow, plus proceeds received from employee stock option exercises, for dividends and share repurchases. (See “Liquidity and Capital Resources” for further discussion of expected 2018 capital expenditures.)

Liquidity and Capital Resources

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Thirteen Weeks Ended April 3, 2018	Thirteen Weeks Ended April 4, 2017
Cash provided by operating activities	$74.9	$48.1
Capital expenditures	$(30.7)	$(19.2)
Proceeds from exercise of stock options	$0.5	$5.4
Treasury stock purchases	$(34.9)	$(9.3)
Cash dividends paid	$(13.2)	$(11.7)

During the thirteen weeks ended April 3, 2018, our cash and cash equivalents increased by $18.8 million to $24.8 million. This increase was primarily attributable to cash provided by operating activities, partially offset by treasury stock purchases, capital expenditures and dividend payments.

For fiscal 2018, we currently estimate our cash outlays for capital expenditures to range between $80 million and $90 million, net of up-front cash landlord construction contributions and excluding $9.2 million of expected non-capitalizable preopening costs for new restaurants. The amount reflected as additions to property and equipment in the condensed consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each lease. Our estimate for capital expenditures for fiscal 2018 contemplates a net outlay of $27 million to $32 million for as many as four to six Company-owned restaurants expected to be opened during fiscal 2018. Expected fiscal 2018 capital expenditures also include $36 million to $40 million for replacements, enhancements and capacity additions to our existing restaurants and $17 million to $18 million for bakery and corporate infrastructure investments, including an infrastructure upgrade of our California bakery.

We have a strategic relationship with Fox Restaurant Concepts LLC (“FRC”) with respect to two of its brands, North Italia and Flower Child, that share a number of parallels with us in terms of culture and philosophy, and that we believe have significant opportunity for growth. FRC, or its affiliates, continues to own the intellectual property, manage day-to-day operations and provide infrastructure support to facilitate the near-term growth of both of these concepts. We made initial minority equity investments of $42 million in these concepts during fiscal 2016 and will provide ongoing growth capital over time, including $18 million invested during fiscal 2017. We are obligated to provide up to an additional $24 million in combined growth capital to North Italia and Flower Child and have the right, and an obligation if certain financial, legal and operational conditions are met, to acquire the remaining interest in one or both of these concepts in fiscal 2019 and 2021, respectively. These transactions are not expected to have a material impact on our financial performance over the next several years, and we do not anticipate that we will need to incur debt to fund our ongoing growth capital commitments during the investment period. Should we ultimately acquire one or both concepts, we would evaluate the appropriate capital structure at that time.

We maintain a $200 million unsecured revolving credit facility (“Facility”), $50 million of which may be used for issuances of letters of credit. Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. The Facility, which matures on December 22, 2020, contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the participating lenders electing to increase their commitments or by means of the addition of new lenders. Certain of our material subsidiaries guarantee our obligations under the Facility. During the first quarter of fiscal 2018, we utilized the Facility to fund a portion of our stock repurchases. At April 3, 2018, we had net availability for borrowings of $149.3 million, based on a $30.0 million outstanding debt balance and $20.7 million in standby letters of credit. The Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio. As of April 3, 2018, we were in compliance with the covenants set forth in the Facility. (See Note 4 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

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

On July 21, 2016, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 56.0 million shares. Under this and all previous authorizations, we have cumulatively repurchased 50.3 million shares at a total cost of $1,567.8 million through April 3, 2018, including 0.7 million shares at a cost of $34.9 million repurchased during the first quarter of fiscal 2018. Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, including dividend payments and growth capital contributions to North Italia and Flower Child, a review of our capital structure and cost of capital, our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and financial covenants under our Facility that limit share repurchases based on a defined ratio. (See Note 4 of Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for further discussion of our long-term debt.) Our objectives with regard to share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth. (See Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.)

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

As of April 3, 2018, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties other than our arrangement with FRC. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We purchase food and other commodities for use in our operations, based on market prices established with our suppliers. Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control. Substantially all of our ingredients and supplies are available from multiple qualified suppliers, which helps mitigate our risk of commodity availability and obtain competitive prices. We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and chicken, depending on market conditions and expected demand. We continue to evaluate the possibility of entering into similar arrangement for additional commodities. However, we are currently unable to contract directly for extended periods of time for certain of our commodities such as certain produce items, wild-caught fresh fish and certain dairy products. We also periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing our risk and variability in these categories. Although these vehicles and markets may be available to us, we may choose not to enter into contracts due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors. Where we have not entered into long-term contracts, commodities can be subject to unforeseen supply and cost fluctuations, which at times may be significant. For each of the thirteen weeks ended April 3, 2018 and April 4, 2017, a hypothetical increase of 1% in food costs would have negatively impacted cost of sales by $1.4 million, and $1.3 million, respectively.

We are exposed to market risk from interest rate changes on our funded debt. This exposure relates to the component of the interest rate on our Facility that is indexed to market rates. Based on outstanding borrowings at April 3, 2018 and January 2, 2018, a hypothetical 1% rise in interest rates would have increased interest expense by $300,000 and $100,000, respectively, on an annual basis. (See Note 4 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our Executive Savings Plan, a non-qualified deferred compensation plan, to the extent these investments are not equivalent to the related liability. In addition, because changes in these investments are not taxable, the full impact of gains or losses directly affects net income. Based on balances at April 3, 2018 and January 2, 2018, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes. However, under such scenario, net income would have declined by $2.5 million at April 3, 2018 and $2.5 million at January 2, 2018.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 3, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended April 3, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A.  Risk Factors.

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2018 (“Annual Report”). These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

There have been no material changes in our risk factors since the filing of our Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our purchases of our common stock during the thirteen weeks ended April 3, 2018 (in thousands, except per share data):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 3 — February 6, 2018	201	$48.62	201	6,261
February 7 — March 6, 2018	301	47.09	233	5,960
March 7 — April 3, 2018	226	48.55	204	5,734
Total	728		638

(1) The total number of shares purchased includes 90,001 shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

On July 21, 2016, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 56.0 million shares. Under this and all previous authorizations, we have cumulatively repurchased 50.3 million shares at a total cost of $1,567.8 million through April 3, 2018, including 0.7 million shares at a cost of $34.9 million during the first quarter of fiscal 2018. Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. (See Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.)

Our Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio. (See Note 4 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

Item 6.  Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
10.1	First Amendment to Employment Agreement between The Cheesecake Factory Incorporated and David M. Overton effective as of April 1, 2018*	8-K	000-20574	99.2	2/21/18

10.2	First Amendment to The Cheesecake Factory Incorporated Executive Savings Plan As Amended and Restated November 7, 2016*	10-K	000-20574	10.11.1	2/28/18

10.3	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP I under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-20574	10.24.1	2/28/18

10.4	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP II under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-20574	10.24.2	2/28/18

10.5	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP III under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-20574	10.24.3	2/28/18

10.6	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP IV under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-20574	10.24.4	2/28/18

10.7	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP V under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-20574	10.24.5	2/28/18

10.8	Form of Standard Notice of Grant and Restricted Share Agreement I under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-20574	10.24.6	2/28/18

10.9	Form of Notice of Grant and Share Option Agreement and/or Restricted Share Agreement for Senior Executive under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	8-K	000-20574	99.3	2/21/2018

10.10	Employment Agreement between The Cheesecake Factory Incorporated and Scarlett May effective as of May 14, 2018 *	—	—	—	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer**	—	—	—	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer**	—	—	—	Filed herewith

101	XBRL (Extensible Business Reporting Language) The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2018, formatted in Extensive Business Reporting Language (XBRL), (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statement of stockholders’ equity, (v) condensed consolidated statements of cash flows, and (vi) the notes to the condensed consolidated financial statements.	—	—	—	Filed herewith

*    Management contract or compensatory plan or arrangement required to be filed as an exhibit.

**  A certification furnished pursuant to Item 601(b)(2) of Regulations S-K will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2018	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MATTHEW E. CLARK
Matthew E. Clark
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann
Senior Vice President, Finance and Corporate Controller
(Principal Accounting Officer)