Form 10-Q
period 2018-07-03
CHEESECAKE FACTORY INC
filed 2018-08-06
CIK 887596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2018

or

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

As of July 30, 2018, 45,829,812 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	July 3, 2018	January 2, 2018
ASSETS
Current assets:
Cash and cash equivalents	$29,369	$6,008
Accounts receivable	17,806	19,865
Income taxes receivable	2,433	15,016
Other receivables	31,815	67,518
Inventories	34,691	42,560
Prepaid expenses	52,946	57,666
Total current assets	169,060	208,633
Property and equipment, net	936,469	935,045
Other assets:
Intangible assets, net	24,524	24,065
Prepaid rent expenses	36,759	39,399
Other	139,827	125,918
Total other assets	201,110	189,382
Total assets	$1,306,639	$1,333,060
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,312	$50,984
Gift card liabilities	133,617	163,951
Other accrued expenses	182,659	183,016
Total current liabilities	354,588	397,951

Deferred income taxes	56,770	57,216
Deferred rent liabilities	71,497	74,761
Deemed landlord financing liability	114,790	108,627
Long-term debt	20,000	10,000
Other noncurrent liabilities	76,212	70,975
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 96,228,710 and 95,412,030 issued at July 3, 2018 and January 2, 2018, respectively	962	954
Additional paid-in capital	817,384	799,862
Retained earnings	1,369,912	1,345,666
Treasury stock, 50,401,368 and 49,534,212 shares at cost at July 3, 2018 and January 2, 2018, respectively	(1,574,893)	(1,532,864)
Accumulated other comprehensive loss	(583)	(88)
Total stockholders’ equity	612,782	613,530
Total liabilities and stockholders’ equity	$1,306,639	$1,333,060

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended July 3, 2018	Thirteen Weeks Ended July 4, 2017	Twenty-Six Weeks Ended July 3, 2018	Twenty-Six Weeks Ended July 4, 2017

Revenues	$593,178	569,869	1,183,869	$1,133,295

Costs and expenses:
Cost of sales	133,136	128,781	268,855	257,920
Labor expenses	212,521	193,063	423,235	386,898
Other operating costs and expenses	143,796	137,461	292,128	273,111
General and administrative expenses	41,423	35,295	80,697	71,582
Depreciation and amortization expenses	23,727	23,297	47,729	46,493
Impairment of assets and lease terminations	2,583	445	2,583	1,231
Preopening costs	1,449	1,309	2,548	2,279
Total costs and expenses	558,635	519,651	1,117,775	1,039,514
Income from operations	34,543	50,218	66,094	93,781
Interest and other expense, net	(2,908)	(1,570)	(4,414)	(2,826)
Income before income taxes	31,635	48,648	61,680	90,955
Income tax provision	3,282	10,482	7,298	17,746
Net income	$28,353	$38,166	54,382	$73,209

Net income per share:
Basic	$0.62	$0.80	1.20	$1.54
Diluted	$0.61	$0.78	1.16	$1.49

Weighted average shares outstanding:
Basic	45,383	47,732	45,467	47,683
Diluted	46,570	49,047	46,778	49,127

Cash dividends declared per common share	$0.29	$0.24	0.58	$0.48

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Thirteen Weeks Ended July 3, 2018	Thirteen Weeks Ended July 4, 2017	Twenty-Six Weeks Ended July 3, 2018	Twenty-Six Weeks Ended July 4, 2017

Net income	$28,353	$38,166	$54,382	$73,209
Other comprehensive loss:
Foreign currency translation adjustment	(249)	—	(495)	—
Other comprehensive loss	(249)	—	(495)	—
Total comprehensive income	$28,104	$38,166	$53,887	$73,209

See the accompanying notes to the condensed consolidated financial statements

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, January 2, 2018	95,412	$954	$799,862	$1,345,666	$(1,532,864)	$(88)	$613,530
Cumulative effect of adopting the pronouncement related to revenue recognition	—	—	—	(3,560)	—	—	(3,560)
Balance, January 2, 2018, as adjusted	95,412	954	799,862	1,342,106	(1,532,864)	(88)	609,970
Net income	—	—	—	54,382	—	—	54,382
Foreign currency translation adjustment	—	—	—	—	—	(495)	(495)
Cash dividends declared	—	—	—	(26,576)	—	—	(26,576)
Stock-based compensation	379	4	11,209	—	—	—	11,213
Common stock issued under stock-based compensation plans	438	4	6,313	—	—	—	6,317
Treasury stock purchases	—	—	—	—	(42,029)	—	(42,029)
Balance, July 3, 2018	96,229	$962	$817,384	$1,369,912	$(1,574,893)	$(583)	$612,782

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended July 3, 2018	Twenty-Six Weeks Ended July 4, 2017
Cash flows from operating activities:
Net income	$54,382	$73,209
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	47,729	46,493
Deferred income taxes	805	2,264
Impairment of assets and lease terminations	2,493	1,489
Stock-based compensation	11,075	9,788
Changes in assets and liabilities:
Accounts receivable	2,089	1,559
Other receivables	35,661	29,896
Inventories	7,865	(5,320)
Prepaid expenses	4,717	1,519
Other assets	1,089	(4,280)
Accounts payable	(4,839)	3,767
Income taxes receivable/payable	12,583	(6,497)
Other accrued expenses	(35,101)	(39,948)
Cash provided by operating activities	140,548	113,939
Cash flows from investing activities:
Additions to property and equipment	(51,870)	(43,699)
Additions to intangible assets	(735)	(619)
Investments in unconsolidated affiliates	(14,000)	(9,000)
Proceeds from variable life insurance contract	540	—
Cash used in investing activities	(66,065)	(53,318)
Cash flows from financing activities:
Deemed landlord financing proceeds	3,631	—
Deemed landlord financing payments	(2,509)	(2,124)
Borrowings on credit facility	30,000	—
Repayments on credit facility	(20,000)	—
Proceeds from exercise of stock options	6,317	7,709
Cash dividends paid	(26,521)	(23,177)
Treasury stock purchases	(42,029)	(30,554)
Cash used in financing activities	(51,111)	(48,146)
Foreign currency translation adjustment	(11)	—
Net change in cash and cash equivalents	23,361	12,475
Cash and cash equivalents at beginning of period	6,008	53,839
Cash and cash equivalents at end of period	$29,369	$66,314

Supplemental disclosures:
Interest paid	$4,145	$3,375
Income taxes paid	$5,291	$21,949
Construction payable	$4,250	$7,429

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

Revenues from restaurant sales are recognized when payment is tendered at the point of sale. Revenues from bakery sales are recognized upon transfer of title and risk to customers. Royalty revenues are recognized in the period the related sales occur, utilizing the sale-based royalty exception available under current accounting guidance. Development and site fees are recognized as revenue over the life of the applicable agreements, ranging from eight to 30 years. In the first half of fiscal 2018, we deferred revenue of $0.2 million for new site agreements. There were no new development agreements executed during the first half of fiscal 2018. We recognized combined development and site fee revenue of $0.1 million and $0.2 million during the thirteen and twenty-six weeks ended July 3, 2018, respectively.

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

Certain of our promotional programs include multiple element arrangements that incorporate various performance obligations. We allocate revenue using the relative selling price of each performance obligation considering the likelihood of redemption and recognize revenue upon satisfaction of each performance obligation. During the first half of fiscal 2018, there were no new multiple element arrangements requiring deferral. We recognized $5.9 million of previously deferred revenue related to promotional programs during the thirteen and twenty-six weeks ended July 3, 2018.

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

We recorded $2.6 million of lease termination costs in the second quarter of fiscal 2018 related to the closure of one The Cheesecake Factory restaurant. We recorded $0.4 million and $1.2 million in the thirteen and twenty-six weeks ended July 4, 2017, respectively, of accelerated depreciation and impairment expense related to the relocation of one The Cheesecake Factory restaurant and the lease expiration of one The Cheesecake Factory restaurant.

Income Taxes

The Tax Cuts and Jobs Act (“Tax Act”), which was enacted on December 22, 2017, made significant changes to how corporations are taxed in the U.S., the most prominent of which affecting us was to lower the U.S. statutory corporate tax rate from 35% to 21%. We believe we have properly estimated our federal and state income tax liabilities, and our accounting for the income tax effects of the Tax Act has been completed. However, given the amount and complexity of the changes in tax law resulting from the Tax Act, we continue to analyze the effects of the Tax Act on our income tax provision. We may make further refinements to our calculations considering technical guidance that may be published and changes to current interpretations of certain provisions of the Tax Act. Any impacts to our provision as the result of additional guidance will be recorded in the period in which the guidance is issued.

2.  Inventories

Inventories consisted of (in thousands):

	July 3, 2018	January 2, 2018
Restaurant food and supplies	$18,524	$18,407
Bakery finished goods and work in progress (1)	10,108	18,423
Bakery raw materials and supplies	6,059	5,730
Total	$34,691	$42,560

(1)                Our California bakery was closed from February 2018 to June 2018 while we upgraded the facility. In preparation for lost production capacity, we produced additional inventories during the fourth quarter of fiscal 2017. The additional inventory was utilized during the first half of fiscal 2018.

3.  Gift Cards

The following tables present information related to gift cards (in thousands):

Gift card liabilities:

	Thirteen Weeks Ended July 3, 2018	Thirteen Weeks Ended July 4, 2017	Twenty-Six Weeks Ended July 3, 2018	Twenty-Six Weeks Ended July 4, 2017

Beginning balance	$138,134	$127,618	$163,951	$153,629
Activations	28,451	29,428	50,195	51,083
Redemptions and breakage	(32,968)	(33,406)	(80,529)	(81,072)
Ending balance	$133,617	$123,640	$133,617	$123,640

Gift card contract assets: (1)

	Thirteen Weeks Ended July 3, 2018	Thirteen Weeks Ended July 4, 2017	Twenty-Six Weeks Ended July 3, 2018	Twenty-Six Weeks Ended July 4, 2017

Beginning balance	$21,718	$21,787	$23,814	$23,786
Deferrals	3,680	3,583	6,402	6,374
Amortization	(4,779)	(4,776)	(9,597)	(9,566)
Ending balance	$20,619	$20,594	$20,619	$20,594

(1) Included in prepaid expenses on the condensed consolidated balance sheet.

4.  Long-Term Debt

We maintain a $200 million unsecured revolving credit facility (“Facility”), $50 million of which may be used for issuances of letters of credit. Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. The Facility, which matures on December 22, 2020, contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the participating lenders electing to increase their commitments or new lenders being added to the Facility. Certain of our material subsidiaries guarantee our obligations under the Facility. During the second quarter of fiscal 2018, we utilized the Facility to fund a portion of our stock repurchases. At July 3, 2018, we had net availability for borrowings of $159.3 million, based on a $20.0 million outstanding debt balance and $20.7 million in standby letters of credit.

We are subject to certain financial covenants under the Facility requiring us to maintain (i) a maximum “Net Adjusted Leverage Ratio” of 4.0 and (ii) a minimum EBITDAR to interest and rental expense ratio (“EBITDAR Ratio”) of 1.9, with each of the capitalized terms in this Note 4 as defined in the Facility. The Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio, and also sets forth negative covenants that restrict indebtedness, liens, investments, sales of assets, fundamental changes and other matters. Our Net Adjusted Leverage and EBITDAR Ratios were 3.0 and 2.6, respectively, at July 3, 2018, and we were in compliance with all covenants in effect at that date.

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

5. Commitments and Contingencies

On November 26, 2014, a former hourly restaurant employee filed a class action lawsuit in the San Diego County Superior Court, alleging that the Company violated the California Labor Code and California Business and Professions Code, by failing to pay overtime, to permit required rest breaks and to provide accurate wage statements, among other claims (Masters v. The Cheesecake Factory Restaurants, Inc., et al.; Case No 37-2014-00040278). The lawsuit seeks unspecified penalties under California Private Attorneys’ General Act (“PAGA”) in addition to other monetary payments. By stipulation, the parties agreed to transfer Case No. 37-2014-00040278 to the Orange County Superior Court. On March 2, 2015, Case No. 37-2014-00040278 was officially transferred and assigned a new Case No. 30-2015-00775529 in the Orange County Superior Court. On June 27, 2016, we gave notice to the court that Case Nos. CIV1504091 and BC603620 described below may be related. On February 13, 2018, the parties in Case No. 30-2015-00775529 reached a tentative settlement subject to documentation and court approval. Based upon the current status of this matter, we have reserved an immaterial amount. On May 21, 2018, a lawsuit was filed in the Los Angeles County Superior Court, alleging similar claims to Case No. 30-2015-00775529 (Silva v. The Cheesecake Factory Restaurants, Inc., et al.; Case No. BC706365). On July 5, 2018, we notified the court that Case No. BC706365 and Case No. 30-2015-00775529 may be related. The plaintiff in Case No. BC70365 seeks unspecified penalties under PAGA in addition to other monetary payments. We intend to vigorously defend this action. However, it is not possible at this time to reasonably estimate the outcome of or any potential liability from this matter and, accordingly, we have not reserved for any potential future payments

On May 28, 2015, a group of current and former hourly restaurant employees filed a class action lawsuit in the U.S. District Court for the Eastern District of New York, alleging that the Company violated the Fair Labor Standards Act and New York Labor Code, by requiring employees to purchase uniforms for work and violated the State of New York’s minimum wage and overtime provisions (Guglielmo v. The Cheesecake Factory Restaurants, Inc., et al; Case No. 2:15-CV-03117). On September 8, 2015, the Company filed its response to the complaint, requesting the court to compel arbitration against opt-in plaintiffs with valid arbitration agreements. On July 21, 2016, the court issued an order confirming the agreement of the parties to dismiss all class claims with prejudice and to allow the case to proceed as a collective action covering a limited number of the Company’s restaurants in the State of New York.  On February 21, 2018, the parties reached a tentative settlement subject to documentation and court approval. Based upon the current status of this matter, we have reserved an immaterial amount.

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

On July 12, 2017, a lawsuit was filed in the Los Angeles County Superior Court alleging that the Company violated California’s unfair business practices statute by improperly calculating suggested gratuity amounts on split payment transactions (Goldman v. The Cheesecake Factory Incorporated; Case No. BC668334). On December 1, 2017, the Company filed a demurrer to the plaintiff’s complaint. The plaintiff filed his opposition on December 26, 2017. On March 27, 2018, the Court sustained the demurrer without leave to amend as to six of the seven causes of action in the complaint. On April 16, 2018, the Company filed its answer to the complaint, and the parties also agreed to a partial stay of the case for 60 days to allow for informal discussions and an informal exchange of information with the purpose of exploring a possible resolution of the case. We intend to vigorously defend this action. However, it is not possible at this time to reasonably estimate the outcome of or any potential liability from this matter and, accordingly, we have not reserved for any potential future payments.

During the first quarter of fiscal 2017, the Internal Revenue Service (“IRS”) issued its examination report for tax years 2010, 2011 and 2012 in which they disallowed $12.9 million of our §199 Domestic Production Activity Deductions for the subject years. We protested the examination findings and requested a review of our case by the Appeals Division of the IRS. On June 22, 2018, the Appeals Division issued a Notice of Deficiency for the subject tax years which reduced the disallowance to $8.0 million. We plan to petition the United States Tax Court for a redetermination of the deficiency and intend to vigorously defend our position in litigation. Based on our analysis of the law, regulations and relevant facts, we believe our position will be ultimately sustained. Based on the current status of this matter, we have not reserved for any potential future payments.

On February 3, 2017, a class action lawsuit was filed in the U.S. District Court for the Southern District of Florida, alleging that the Company violated the Fair and Accurate Credit Transaction Act, by failing to properly censor consumer credit or debit card information (Muransky v. The Cheesecake Factory Incorporated; Case No. 0:17-cv-60229-JEM). On February 21, 2017 and February 28, 2017, two additional lawsuits were filed in California and New York, respectively, alleging similar claims to Case No. 0:17-cv-60229-JEM (Tibbits v. The Cheesecake Factory Incorporated; Case No. 1:17-cv-00968 ( E.D.N.Y.); Zhang v. The Cheesecake Factory Incorporated; Case No 8:17-cv-00357 (C.D. Cal.)). The Company filed a motion to transfer and dismiss Case No. 0:17-cv-60229-JEM on March 24, 2017 and similarly filed a motion to transfer and dismiss Case No. 1:17-cv-00968 on April 7, 2017. On October 16, 2017, the Florida court granted the Company’s motion to transfer Case No. 0:17-cv-60229JEM to California to be consolidated with Case No. 8:17-cv-00357. The plaintiff in Case No. 1:17-cv-00968 agreed to transfer its case to California and such matter was subsequently consolidated with Case No 8:17-cv-00357.  On May 25, 2018, the parties reached a tentative settlement which covers the three consolidated cases. The final settlement agreement is subject to documentation and court approval. Based on the current status of this matter, we have reserved an immaterial amount.

On February 3, 2017, five present and former hourly restaurant employees filed a class action lawsuit in the San Diego County Superior Court, alleging that the Company violated the California Labor Code and California Business and Professions Code, by failing to permit required meal and rest breaks, and failing to provide accurate wage statements, among other claims (Abdelaziz v. The Cheesecake Factory Restaurants, Inc., et al.; Case No 37-2016-00039775-CU-OE-CTL). On February 22, 2017, a lawsuit was filed in the San Diego County Superior Court, alleging similar claims to Case No. 37-2016-00039775-CU-OE-CTL (Rodriguez v. The Cheesecake Factory Restaurants, Inc., et al.; Case No. 37-2017-00006571-CU-OE-CTL). The San Diego County Superior Court consolidated Case Nos. 37-2016-00039775-CU-OR-CTL and 37-2017-00006571-CU-OE-CTL. These lawsuits seek unspecified penalties under PAGA in addition to other monetary payments. On July 24, 2018, the parties reached a tentative settlement which covers the two consolidated cases. The final settlement agreement is subject to documentation and court approval. Based upon the current status of these matters, we have reserved an immaterial amount.

On June 1, 2018, a former hourly restaurant employee filed a class action lawsuit in the U.S. District Court for the Eastern District of New York, alleging that the Company violated minimum wage and overtime provisions of the Fair Labor Standards Act and New York Labor Code (Orellana v. Grand Lux Cafe, LLC, et al; Case No. 18-cv-02739). The plaintiff seeks unspecified amounts of fees, penalties and other monetary payments on behalf of the plaintiff and other purported class members. We intend to vigorously defend this action. However, it is not possible at this time to reasonably estimate the outcome of or any potential liability from this matter and, accordingly, we have not reserved for any potential future payments.

On June 7, 2018, the California Department of Industrial Relations issued a $4.2 million wage citation jointly against the Company and its vendor that provides janitorial services to eight of our Southern California restaurants, alleging that the janitorial vendor or its subcontractor failed to comply with various provisions of the California Labor Code (Wage Citation Case No. 35-CM-188798-16). The wage citation seeks to recover penalties and other monetary payments on behalf of the employees that worked for this vendor or its subcontractor. On June 28, 2018, the Company filed its appeal of the wage citation. We intend to vigorously defend this action. However, it is not possible at this time to reasonably estimate the outcome of or any potential liability from this matter and, accordingly, we have not reserved for any potential future payments

Within the ordinary course of our business, we are subject to private lawsuits, government audits, administrative proceedings and other claims. These matters typically involve claims from customers, staff members and others related to operational and employment issues common to the foodservice industry. A number of these claims may exist at any given time, and some of the claims may be pled as class actions. From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks and other intellectual property, both domestically and abroad. We could be affected by adverse publicity and litigation costs resulting from such allegations, regardless of whether they are valid or whether we are legally determined to be liable.

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

6. Stockholders’ Equity

On April 23, 2018, our Board of Directors (“Board”) approved a quarterly cash dividend of $0.29 per share that was paid on May 22, 2018 to the stockholders of record at the close of business on May 10, 2018. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of our Facility and applicable law, and such other factors that our Board considers relevant.

On July 21, 2016, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 56.0 million shares. Under this and all previous authorizations, we cumulatively repurchased 50.4 million shares at a total cost of $1,574.9 million through July 3, 2018, including 0.1 million shares at a cost of $7.1 million repurchased during the second quarter of fiscal 2018. Repurchased common stock is reflected as a reduction of stockholders’ equity in treasury stock. Share repurchases have been executed under stock repurchase plans adopted from time to time by our Board in furtherance of its repurchase authorization and are intended to qualify for safe harbor protection in accordance with Rule 10b5-1 and Rule 10b-18 of the Securities Act of 1934, as amended. Repurchases during the second quarter of fiscal 2018 were made under stock repurchase plans adopted by our Board on October 26, 2017, effective from December 1, 2017 through April 30, 2018 and on February 15, 2018, effective from May 1, 2018 through July 31, 2018.

Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated by our Board at any time. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. All purchases in the open market are made in compliance with Rule 10b-18. We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, including dividend payments and growth capital contributions to North Italia and Flower Child, a review of our capital structure and cost of capital, our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and financial covenants under our Facility that limit share repurchases based on a defined ratio. (See Note 4 for further discussion of our long-term debt.) Our objectives with regard to share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.

7.  Stock-Based Compensation

On April 5, 2017, our Board approved an amendment to our 2010 Stock Incentive Plan to increase the number of shares of common stock available for grant under the plan to 12.7 million shares from 9.2 million shares. This amendment was approved by our stockholders at our annual meeting held on June 8, 2017. This is our only active stock-based incentive plan, and approximately 3.2 million of these shares were available for grant as of July 3, 2018.

The following table presents information related to stock-based compensation, net of forfeitures (in thousands):

	Thirteen Weeks Ended July 3, 2018	Thirteen Weeks Ended July 4, 2017	Twenty-Six Weeks Ended July 3, 2018	Twenty-Six Weeks Ended July 4, 2017

Labor expenses	$2,576	$1,716	$4,175	$3,461
Other operating costs and expenses	46	64	110	162
General and administrative expenses	2,440	3,393	6,790	6,165
Total stock-based compensation	5,062	5,173	11,075	9,788
Income tax benefit	1,263	1,979	2,763	3,744
Total stock-based compensation, net of taxes	$3,799	$3,194	$8,312	$6,044

Capitalized stock-based compensation (1)	$68	$93	$138	$148

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

Stock Options

The weighted average fair value at the grant date for options issued during the second quarter of fiscal 2018 and 2017 was $12.81 and $12.86 per share, respectively. The fair value of options was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the second quarter of fiscal 2018 and 2017, respectively: (a) an expected option term of 6.9 years in both periods, (b) expected stock price volatility of 26.4% and 23.7%, (c) a risk-free interest rate of 2.8% and 2.0%, and (d) a dividend yield on our stock of 2.2% and 1.7%.

Stock option activity during the twenty-six weeks ended July 3, 2018 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at January 2, 2018	1,741	$42.25	4.0	$14,766
Granted	381	47.22
Exercised	(211)	30.03
Forfeited or cancelled	(37)	51.71
Outstanding at July 3, 2018	1,874	$44.43	4.5	$23,119

Exercisable at July 3, 2018	1,085	$40.12	2.9	$17,718

(1)            Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal period end date.

The total intrinsic value of options exercised during the thirteen and twenty-six weeks ended July 3, 2018 was $4.3 million and $4.7 million, respectively. The total intrinsic value of options exercised during the thirteen and twenty-six weeks ended July 4, 2017 was $3.4 million and $10.0 million, respectively. As of July 3, 2018, total unrecognized stock-based compensation expense related to unvested stock options was $8.3 million, which we expect to recognize over a weighted average period of approximately 3.5 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the twenty-six weeks ended July 3, 2018 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)	(Per share)
Outstanding at January 2, 2018	1,694	$46.38
Granted	391	47.73
Vested	(282)	41.83
Forfeited	(87)	49.37
Outstanding at July 3, 2018	1,716	$47.36

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted average fair value for restricted shares and restricted share units issued during the second quarter of fiscal 2018 and fiscal 2017 was $51.88 and $62.50, respectively. The fair value of shares that vested during the thirteen and twenty-six weeks ended July 3, 2018 was $1.4 million and $11.8 million, respectively. The fair value of shares that vested during the thirteen and twenty-six weeks ended July 4, 2017 was $2.0 million and $12.9 million, respectively. As of July 3, 2018, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $36.0 million, which we expect to recognize over a weighted average period of approximately 3.0 years.

8.  Net Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, reduced by unvested restricted stock awards. As of July 3, 2018 and July 4, 2017, 1.7 million and 1.8 million shares, respectively, of restricted stock issued to staff members were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal years ended on those dates. Diluted net income per share includes the dilutive effect of outstanding equity awards, calculated using the treasury stock method. Shares of common stock equivalents of 1.7 million and 1.1 million for July 3, 2018 and July 4, 2017, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

	Thirteen Weeks Ended July 3, 2018	Thirteen Weeks Ended July 4, 2017	Twenty-Six Weeks Ended July 3, 2018	Twenty-Six Weeks Ended July 4, 2017
	(In thousands, except per share data)
Net income	$28,353	$38,166	$54,382	$73,209

Basic weighted average shares outstanding	45,383	47,732	45,467	47,683
Dilutive effect of equity awards	1,187	1,315	1,311	1,444

Diluted weighted average shares outstanding	46,570	49,047	46,778	49,127

Basic net income per share	$0.62	$0.80	$1.20	$1.54

Diluted net income per share	$0.61	$0.78	$1.16	$1.49

9.  Segment Information

For decision-making purposes, our management reviews discrete financial information for The Cheesecake Factory, Grand Lux Cafe and RockSugar Southeast Asian Kitchen restaurants, our bakery division, consumer packaged goods and our international licensing operations. Based on quantitative thresholds set forth in ASC 280, “Segment Reporting,” The Cheesecake Factory is our only business that meets the criteria of a reportable operating segment. Grand Lux Cafe, RockSugar Southeast Asian Kitchen, bakery, consumer packaged goods and international licensing are combined in “Other.” Unallocated corporate expenses, assets and capital expenditures are presented below as reconciling items to the amounts presented in the condensed consolidated financial statements.

Segment information is presented below (in thousands):

	Thirteen Weeks Ended July 3, 2018	Thirteen Weeks Ended July 4, 2017	Twenty-Six Weeks Ended July 3, 2018	Twenty-Six Weeks Ended July 4, 2017
Revenues:
The Cheesecake Factory restaurants	$542,102	$520,228	$1,082,875	$1,035,462
Other	51,076	49,641	100,994	97,833
Total	$593,178	$569,869	$1,183,869	$1,133,295

Income/(loss) from operations:
The Cheesecake Factory restaurants (1)	$69,889	$75,989	$132,006	$146,532
Other	3,983	6,291	9,794	12,929
Corporate	(39,329)	(32,062)	(75,706)	(65,680)
Total	$34,543	$50,218	$66,094	$93,781

Depreciation and amortization:
The Cheesecake Factory restaurants	$19,634	$19,091	$39,272	$38,128
Other	2,832	2,998	5,932	5,975
Corporate	1,261	1,208	2,525	2,390
Total	$23,727	$23,297	$47,729	$46,493

Capital expenditures:
The Cheesecake Factory restaurants	$10,696	$21,113	$30,162	$39,256
Other (2)	9,372	1,546	19,950	1,911
Corporate	1,114	1,817	1,758	2,532
Total	$21,182	$24,476	$51,870	$43,699

	July 3, 2018	January 2, 2018
Total assets:
The Cheesecake Factory restaurants	$910,889	$937,512
Other	174,307	167,096
Corporate	221,443	228,452
Total	$1,306,639	$1,333,060

(1)            The thirteen and twenty-six weeks ended July 3, 2018 both include $2.6 million of lease termination costs related to the closure of one The Cheesecake Factory restaurant. The thirteen and twenty-six weeks ended July 4, 2017 includes $0.4 million and $1.2 million, respectively, of accelerated depreciation and impairment expense related to the relocation of one The Cheesecake Factory restaurant and the lease expiration of one The Cheesecake Factory restaurant.

(2)            The thirteen and twenty-six weeks ended July 3, 2018 include costs related to an infrastructure modernization of our California bakery facility.

10.  Subsequent Events

On July 26, 2018, our Board declared a quarterly cash dividend of $0.33 per share to be paid on August 28, 2018 to the stockholders of record at the close of business on August 15, 2018.

On July 26, 2018, our Board approved the adoption of a stock repurchase plan intended to qualify for safe harbor protection in accordance with Rule 10b-18 of the Securities Act of 1934, as amended. This plan will be effective from August 3, 2018 through August 17, 2018. On July 26, 2018, our Board also approved the adoption of a stock repurchase plan intended to qualify for safe harbor protection in accordance with Rule 10b5-1 of the Securities Act of 1934, as amended. This plan will be effective from August 31, 2018 through February 1, 2019.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain information included in this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (“SEC”), as well as information included in oral or written statements made by us or on our behalf, may contain forward-looking statements about our current and presently expected performance trends, growth plans, business goals and other matters. These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Acts”). This includes, without limitation, statements with respect to expectations of our future financial condition, results of operations, cash flows, plans, objectives, performance and business; the Company’s ability to: deliver comparable sales growth; provide a differentiated experience to guests; outperform the casual dining industry and increase its market share; leverage sales increases and manage flow through; manage cost pressures, including increasing wage rates, group medical insurance costs and legal expenses, and stabilize margins; grow earnings; remain relevant to consumers; attract and retain qualified management and other staff; manage risks associated with the magnitude and complexity of regulations in the states and municipalities where the Company’s restaurants are located; increase shareholder value; find suitable sites and manage increasing construction costs; profitably expand its concepts domestically and in Canada, and work with its licensees to expand its concept internationally; support the growth of North Italia and Flower Child restaurants; develop Social Monk Asian Kitchen; expand consumer packaged goods licensing revenue; and utilize its capital effectively and continue to increase cash dividends and repurchase its shares. These forward-looking statements also may be affected by factors outside of the Company’s control including: economic and political conditions that impact consumer confidence and spending; impact of recently enacted tax reform; acceptance and success of The Cheesecake Factory in international markets; acceptance and success of the North Italia and Flower Child restaurants and Social Monk Asian Kitchen; the risks of doing business abroad through Company-owned restaurants and/or licensees; foreign exchange rates and potential changes in NAFTA and cross border taxation; changes in unemployment rates; the economic health of the Company’s landlords and other tenants in retail centers in which its restaurants are located; the economic health of suppliers, licensees, vendors and other third parties providing goods or services to the Company; adverse weather conditions in regions in which the Company’s restaurants are located; factors that are under the control of government agencies, landlords and other third parties; and the risk, costs and uncertainties associated with opening new restaurants. Such forward-looking statements include all other statements that are not historical facts, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions. These statements are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in such statements.

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

General

This discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report and with the following items included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2018: the audited consolidated financial statements and related notes in Part IV, Item 15; the “Risk Factors” included in Part I, Item 1A; the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part IV, Item 7; and the cautionary statements included throughout the report. The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position.

Our business operates in the upscale casual dining segment of the restaurant industry. As of August 6, 2018, we operated 213 Company-owned restaurants: 198 under The Cheesecake Factory® mark, 13 under the Grand Lux Cafe® mark and two under the RockSugar Southeast Asian Kitchen® mark. In addition, 21 The Cheesecake Factory branded restaurants in the Middle East, Mexico, the Chinese Mainland and the Special Administrative Region of Hong Kong were operated by third parties under licensing agreements. We also operated two bakery production facilities that produce desserts for our restaurants, international licensees and third-party bakery customers. We are selectively pursuing other means to leverage our competitive strengths, including investing in or acquiring new restaurant concepts (such as North Italia® and Flower Child®), expanding The Cheesecake Factory® brand to other retail opportunities through The Cheesecake Factory At HomeTM consumer packaged goods, and internally developing Social Monk Asian KitchenTM, a fast casual concept.

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

Our domestic revenue growth (comprised of our annual unit growth and comparable sales growth), combined with international expansion, contribution from our incremental growth opportunities, our share repurchase program and our dividend provide a framework with high visibility and one that supports our long-term financial objective of mid-teens growth in total return to shareholders, which we define as earnings per share growth plus our dividend yield. The following are the key performance levers that we believe will contribute to achieving these goals:

•             Grow Overall Revenues. Our overall revenue growth is primarily driven by revenues from new restaurant openings, increases in comparable restaurant sales, and royalties and bakery sales from additional licensed international locations. Changes in comparable restaurant sales come from variations in customer traffic, as well as in average check.

Our strategy is to increase comparable restaurant sales by growing average check and stabilizing customer traffic through (1) continuing to offer innovative, high quality menu items that offer customers a wide range of options in terms of flavor, price and value and (2) focusing on service and hospitality with the goal of delivering an exceptional customer experience. We are continuing our efforts on a number of initiatives, including a greater focus on increasing customer throughput in our restaurants, partnering with a third party to provide delivery services for our restaurants, offering online ordering capabilities, enhancing our training programs and leveraging a new customer satisfaction measurement platform.

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

In addition, we are selectively pursuing a number of incremental growth opportunities, which we believe will contribute to revenue growth over time. These include: measured growth of our Grand Lux Cafe and RockSugar Southeast Asian Kitchen concepts; our investments in North Italia and Flower Child described under “Liquidity and Capital Resources” below; and consumer packaged goods opportunities, including The Cheesecake Factory At Home-branded cookie, cupcake and cheesecake mixes, confections, coffee creamer and our Famous “Brown Bread” that are now available at a variety of retail stores. We have also executed a lease for the first location of our internally developed fast casual concept, Social Monk Asian Kitchen, which is scheduled to open in the fourth quarter of fiscal 2018.

•                Stabilize and Expand Operating Margins (Income from Operations Expressed as a Percentage of Revenues). Operating margins are subject to fluctuations in commodity costs, labor, restaurant-level occupancy expenses, general and administrative expenses (“G&A”) and preopening expenses. Our objective is to stabilize our operating margins, and longer-term to drive margin expansion, by maintaining flat restaurant-level margins and capturing fixed cost leverage primarily through G&A efficiencies, our upgraded bakery technology and projected third party bakery sales growth, increasing international and consumer packaged goods licensing revenues and contribution from our other incremental growth opportunities. Maximizing our purchasing power as our business grows and operating our restaurants as productively as possible, in addition to continuing to implement a market-based menu pricing strategy to help mitigate cost pressure in higher-wage geographies, should help offset cost inflation, thereby supporting our margin expansion goal.

•                Return Capital to Shareholders. We have historically generated a significant amount of free cash flow, which we define as cash flow from operations less capital expenditures and our growth capital contributions to North Italia and Flower Child. We utilize substantially all of our free cash flow plus proceeds received from staff member stock option exercises for dividends and share repurchases, the latter of which is designed to offset dilution from our equity compensation program and support our earnings per share growth.

Results of Operations

The following table presents, for the periods indicated, information from our condensed consolidated statements of income expressed as percentages of revenues. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

	Thirteen Weeks Ended July 3, 2018	Thirteen Weeks Ended July 4, 2017	Twenty-Six Weeks Ended July 3, 2018	Twenty-Six Weeks Ended July 4, 2017

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	22.5	22.6	22.7	22.8
Labor expenses	35.8	33.9	35.8	34.1
Other operating costs and expenses	24.2	24.1	24.7	24.1
General and administrative expenses	7.0	6.2	6.8	6.3
Depreciation and amortization expenses	4.0	4.1	4.0	4.1
Impairment of assets and lease expiration	0.4	0.1	0.2	0.1
Preopening costs	0.3	0.2	0.2	0.2
Total costs and expenses	94.2	91.2	94.4	91.7
Income from operations	5.8	8.8	5.6	8.3
Interest and other expense, net	(0.5)	(0.3)	(0.4)	(0.2)
Income before income taxes	5.3	8.5	5.2	8.1
Income tax provision	0.5	1.8	0.6	1.6
Net income	4.8%	6.7%	4.6%	6.5%

Thirteen Weeks Ended July 3, 2018 Compared to Thirteen Weeks Ended July 4, 2017

Revenues

Revenues increased 4.1% to $593.2 million for the thirteen weeks ended July 3, 2018 compared to $569.8 million for the thirteen weeks ended July 4, 2017, primarily due to new restaurant openings and positive comparable restaurant sales.

Comparable sales at The Cheesecake Factory restaurants increased by 1.4%, or $6.9 million, from the second quarter of fiscal 2017, outperforming the casual dining industry which experienced a comparable sales increase of 1.2%, as measured by Knapp Track. Our comparable sales growth was driven by average check growth of 3.5% (based on an increase of 2.9% in menu pricing and 0.6% in mix), partially offset by a decline in customer traffic of 2.1%. We implemented effective menu price increases of approximately 1.5% and 1.4% in the first quarter of fiscal 2018 and the third quarter of fiscal 2017, respectively. The Cheesecake Factory average sales per restaurant operating week increased 1.6% to $209,950 in the second quarter of fiscal 2018 compared to $206,700 in the second quarter of fiscal 2017. Total operating weeks at The Cheesecake Factory restaurants increased 2.6% to 2,582 for the thirteen weeks ended July 3, 2018 compared to 2,517 for the comparable prior year period.

Restaurants become eligible to enter our comparable sales base in their 19th month of operation. At July 3, 2018, there were seven The Cheesecake Factory restaurants and one RockSugar Southeast Asian Kitchen not yet in our comparable sales base. International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from our comparable sales calculations. Factors outside of our control, such as macroeconomic conditions, weather patterns, timing of holidays, competition and other factors, including those referenced in Part I, Item lA, “Risk Factors,” of our Annual Report on Form 10-K for the year ended January 2, 2018, can impact comparable sales.

External bakery sales were $12.7 million for the second quarter of fiscal 2018 compared to $13.1 million in the comparable prior year period.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses. As a percentage of revenues, cost of sales was 22.5% for the second quarter of fiscal 2018 compared to 22.6% for the comparable period of fiscal 2017, primarily driven by lower seafood and produce costs, partially offset by higher poultry costs.

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

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 35.8% and 33.9% in the second quarters of fiscal 2018 and 2017, respectively. This variance was driven primarily by increased hourly labor costs, including higher wage rates and overtime, as well as $4.6 million in higher group medical costs due to higher frequency and severity of claims.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead and distribution expenses. As a percentage of revenues, other operating costs and expenses were 24.2% and 24.1% for the thirteen weeks ended July 3, 2018 and July 4, 2017, respectively. This variance primarily related to higher bakery production overhead, incentive compensation and marketing costs, partially offset by lower workers’ compensation and rent expense.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, the restaurant field supervision, corporate support and bakery administrative organizations, as well as gift card commissions to third-party distributors. As a percentage of revenues, G&A expenses were 7.0% and 6.2% for the second quarters of fiscal 2018 and 2017, respectively. This variance was primarily due to $4.5 million in increased legal costs and a higher corporate bonus accrual, partially offset by reduced stock-based compensation expense.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 4.0% and 4.1% for the thirteen weeks ended July 3, 2018 and the comparable period of last year, respectively.

Impairment of Assets and Lease Terminations

In the second quarter of fiscal 2018, we recorded $2.6 million of lease termination costs related to the closure of one The Cheesecake Factory restaurant. In the second quarter of fiscal 2017, we recorded $0.4 million of accelerated depreciation and impairment expense related to the relocation of one The Cheesecake Factory restaurant and the lease expiration of one The Cheesecake Factory restaurant.

Preopening Costs

Preopening costs were $1.4 million for the thirteen weeks ended July 3, 2018 compared to $1.3 million in the comparable period of fiscal 2017. We had no restaurant openings in the second quarter of fiscal 2018 compared to the relocation of one The Cheesecake Factory restaurant in the comparable prior year period. Preopening costs include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities. Preopening costs can fluctuate significantly from period to period based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Interest and Other Expense, Net

Interest and other expense, net was $2.9 million for the second quarter of fiscal 2018 compared to $1.6 million for the comparable period last year. This increase was primarily related to our share of losses incurred by North Italia and Flower Child, which were driven mainly by preopening costs associated with new unit development. Interest expense associated with landlord construction allowances deemed to be financings in accordance with accounting guidance was $1.7 million and $1.6 million in the second quarters of fiscal 2018 and 2017, respectively.

Income Tax Provision

Our effective income tax rate was 10.4% for the second quarter of fiscal 2018 compared to 21.5% for the comparable prior year period. This decrease was primarily due to the impact of the Tax Act, including the reduction in the statutory U.S. corporate tax rate from 35% to 21%, partially offset by a lower benefit from stock-based compensation.

Twenty-Six Weeks Ended July 3, 2018 Compared to Twenty-Six Weeks Ended July 4, 2017

Revenues

Revenues increased 4.5% to $1,183.9 million for the twenty-six weeks ended July 3, 2018 compared to $1,133.3 million for the twenty-six weeks ended July 4, 2017, primarily due to new restaurant openings and positive comparable restaurant sales.

Comparable sales at The Cheesecake Factory restaurants increased by 1.7%, or $17.6 million, from the first half of fiscal 2017, outperforming the casual dining industry which experienced a comparable sales increase of 0.7%, as measured by Knapp Track. Our comparable sales growth was driven by average check growth of 3.1% (based on an increase of 2.8% in menu pricing and 0.3% in mix), partially offset by a decline in customer traffic of 1.4%. The Cheesecake Factory average sales per restaurant operating week increased 1.9% to $209,500 in the first half of fiscal 2018 versus $205,500 in the first half of fiscal 2017. Total operating weeks at The Cheesecake Factory restaurants increased 2.6% to 5,169 for the twenty-six weeks ended July 3, 2018 compared to 5,039 for the comparable prior year period.

External bakery sales were $25.1 million for the first half of fiscal year 2018 compared to $25.3 million in the comparable prior year period.

Cost of Sales

As a percentage of revenues, cost of sales was 22.7% for the first half of fiscal 2018 compared to 22.8% for the comparable period of fiscal 2017, primarily driven by lower seafood costs, largely offset by higher poultry costs.

Labor Expenses

As a percentage of revenues, labor expenses were 35.8% and 34.1% in the first half of fiscal 2018 and 2017, respectively. This variance was driven primarily by increased hourly labor costs, including higher wage rates and overtime, as well as higher group medical costs due to higher frequency and severity of claims.

Other Operating Costs and Expenses

As a percentage of revenues, other operating costs and expenses were 24.7% and 24.1% for the twenty-six weeks ended July 3, 2018 and July 4, 2017, respectively. This variance primarily related to higher bakery production overhead, marketing and repairs and maintenance costs, partially offset by lower rent expense.

General and Administrative Expenses

As a percentage of revenues, G&A expenses were 6.8% and 6.3% for the first half of fiscal 2018 and 2017, respectively. This variance was primarily due to increased legal costs and a higher corporate bonus accrual.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 4.0% and 4.1% for the twenty-six weeks ended July 3, 2018 and the comparable period of last year, respectively.

Impairment of Assets and Lease Terminations

In the first half of fiscal 2018, we recorded $2.6 million of lease termination costs related to the closure of one The Cheesecake Factory restaurant. In the first half of fiscal 2017, we recorded $1.2 million of accelerated depreciation and impairment expense related to the relocation of one The Cheesecake Factory restaurant and the lease expiration of one The Cheesecake Factory restaurant.

Preopening Costs

Preopening costs were $2.5 million for the twenty-six weeks ended July 3, 2018 compared to $2.3 million in the comparable period of fiscal 2017. We had no restaurant openings during the first half of fiscal 2018 compared to the relocation of one The Cheesecake Factory restaurant in the first half of the prior year.

Interest and Other Expense, Net

Interest and other expense, net was $4.4 million for the first half of fiscal 2018 compared to $2.8 million for the comparable period last year. This increase was primarily related to our share of losses incurred by North Italia and Flower Child, which were driven mainly by preopening costs associated with new unit development. Interest expense associated with landlord construction allowances deemed to be financings in accordance with accounting guidance was $3.4 million and $3.1 million in the first half of fiscal 2018 and 2017, respectively.

Income Tax Provision

Our effective income tax rate was 11.8% for the first half of fiscal 2018 compared to 19.5% for the comparable prior year period. This decrease was primarily due to the impact of the Tax Act, including the reduction in the statutory U.S. corporate tax rate from 35% to 21%, partially offset by a lower benefit from stock-based compensation.

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen Weeks Ended July 3, 2018	Thirteen Weeks Ended July 4, 2017	Twenty-Six Weeks Ended July 3, 2018	Twenty-Six Weeks Ended July 4, 2017

Net income	$28,353	$38,166	$54,382	$73,209
After-tax impact from:
Impairment of assets and lease terminations (1)	1,911	267	1,911	739
Adjusted net income	$30,264	$38,433	$56,293	$73,948

Diluted net income per share	$0.61	$0.78	$1.16	$1.49
After-tax impact from:
Impairment of assets and lease terminations (1)	0.04	0.00	0.04	0.02
Adjusted diluted net income per share	$0.65	$0.78	$1.20	$1.51

(1)         Includes $1.9 million incurred in the thirteen and twenty-six weeks ended July 3, 2018 of lease termination costs related to the closure of one The Cheesecake Factory restaurant. The associated pre-tax amount was $2.6 million. Includes $0.3 million and $0.7 million incurred in the thirteen and twenty-six weeks ended July 4, 2017, respectively, of accelerated depreciation and impairment expense related to the relocation of one The Cheesecake Factory restaurant and the lease expiration of one The Cheesecake Factory restaurant. The associated pre-tax amounts were $0.4 million and $1.2 million, respectively. These amounts were recorded in impairment of assets and lease terminations in the condensed consolidated statements of income.

Fiscal 2018 Outlook

For the third quarter of fiscal 2018, we estimate adjusted diluted net income per share will be between $0.56 and $0.60 based on an assumed comparable sales range of between 1.5% and 2.5% at The Cheesecake Factory restaurants.

We estimate adjusted diluted net income per share for fiscal 2018 will be between $2.40 and $2.48 based on an assumed comparable sales range of between 1.5% and 2.0% at The Cheesecake Factory restaurants, as well as the following cost assumptions. We currently expect commodity cost inflation of about 2.5% for fiscal 2018, primarily driven by poultry and dairy costs. For fiscal 2018, we are estimating wage rate inflation of approximately 6% to 7% and an effective tax rate of 12% to 13%.

In fiscal 2018, we plan to open as many as six new restaurants, including one Grand Lux Cafe and the first location of Social Monk Asian Kitchen, our internally developed fast casual concept. In addition to these Company-owned locations, we expect as many as three restaurants to open internationally under licensing agreements.

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

Liquidity and Capital Resources

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Twenty-Six Weeks Ended July 3, 2018	Twenty-Six Weeks Ended July 4, 2017
Cash provided by operating activities	$140.5	$113.9
Capital expenditures	$(51.9)	$(43.7)
Investment in unconsolidated affiliates	$(14.0)	$(9.0)
Net borrowings on credit facility	$10.0	$—
Proceeds from exercise of stock options	$6.3	$7.7
Cash dividends paid	$(26.5)	$(23.2)
Treasury stock purchases	$(42.0)	$(30.6)

During the twenty-six weeks ended July 3, 2018, our cash and cash equivalents increased by $23.4 million to $29.4 million. This increase was primarily attributable to cash provided by operating activities, net borrowings on our Facility and proceeds from exercise of stock options, partially offset by capital expenditures, treasury stock purchases, dividend payments and growth capital investments in North Italia and Flower Child.

For fiscal 2018, we currently estimate our cash outlays for capital expenditures to range between $80 million and $90 million, net of up-front cash landlord construction contributions and excluding $10.0 million of expected non-capitalizable preopening costs for new restaurants. The amount reflected as additions to property and equipment in the condensed consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each lease. See “Recent Accounting Pronouncements-Recently Issued Accounting Standards” in Note 1 to our financial statements included in Part I, Item 1 above in this report. Our estimate for capital expenditures for fiscal 2018 contemplates a net outlay of $30 million to $35 million for as many as six Company-owned restaurants expected to be opened during fiscal 2018. Expected fiscal 2018 capital expenditures also include approximately $30 million to $34 million for replacements, enhancements and capacity additions to our existing restaurants and approximately $20 million for bakery and corporate infrastructure investments, including an infrastructure upgrade of our California bakery.

We have a strategic relationship with Fox Restaurant Concepts LLC (“FRC”) with respect to two of its brands, North Italia and Flower Child, that share a number of parallels with us in terms of culture and philosophy, and that we believe have significant opportunity for growth. FRC, or its affiliates, continues to own the intellectual property, manage day-to-day operations and provide infrastructure support to facilitate the near-term growth of both of these concepts. We made initial minority equity investments of $42 million in these concepts during fiscal 2016 and invested ongoing growth capital in the amount of $14 million and $18 million during fiscal 2018 and 2017, respectively. We are obligated to provide up to an additional $10 million in combined growth capital to North Italia and Flower Child and have the right, and an obligation if certain financial, legal and operational conditions are met, to acquire the remaining interest in North Italia in fiscal 2019 and in Flower Child in 2021. These transactions are not expected to have a material impact on our financial performance over the next several years, and we do not anticipate that we will need to incur debt to fund our ongoing growth capital commitments during the investment period. Should we ultimately acquire one or both concepts, we would evaluate the appropriate capital structure at that time.

We maintain a $200 million unsecured revolving credit facility (“Facility”), $50 million of which may be used for issuances of letters of credit. Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. The Facility, which matures on December 22, 2020, contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the participating lenders electing to increase their commitments or new lenders being added to the Facility. Certain of our material subsidiaries guarantee our obligations under the Facility. During the second quarter of fiscal 2018, we utilized the Facility to fund a portion of our stock repurchases. At July 3, 2018, we had net availability for borrowings of $159.3 million, based on a $20.0 million outstanding debt balance and $20.7 million in standby letters of credit. The Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio. As of July 3, 2018, we were in compliance with the covenants set forth in the Facility. (See Note 4 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

In fiscal 2012, our Board approved the initiation of a cash dividend to our stockholders, which is subject to quarterly Board approval. Cash dividends have been declared during every quarter since initiation. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of our Facility and applicable law, and other such factors that the Board considers relevant.

On July 21, 2016, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 56.0 million shares. Under this and all previous authorizations, we have cumulatively repurchased 50.4 million shares at a total cost of $1,574.9 million through July 3, 2018, including 0.1 million shares at a cost of $7.1 million repurchased during the second quarter of fiscal 2018. Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, including dividend payments and growth capital contributions to North Italia and Flower Child, a review of our capital structure and cost of capital, our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and financial covenants under our Facility that limit share repurchases based on a defined ratio. (See Note 4 of Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for further discussion of our long-term debt.) Our objectives with regard to share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth. (See Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.)

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

As of July 3, 2018, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties other than our arrangement with FRC. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We purchase food and other commodities for use in our operations, based on market prices established with our suppliers. Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control. Substantially all of our ingredients and supplies are available from multiple qualified suppliers, which helps mitigate our risk of commodity availability and obtain competitive prices. We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and chicken, depending on market conditions and expected demand. We continue to evaluate the possibility of entering into similar arrangement for additional commodities. However, we are currently unable to contract directly for extended periods of time for certain of our commodities such as certain produce items, wild-caught fresh fish and certain dairy products. We also periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing our risk and variability in these categories. Although these vehicles and markets may be available to us, we may choose not to enter into contracts due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors. Where we have not entered into long-term contracts, commodities can be subject to unforeseen supply and cost fluctuations, which at times may be significant. For both the second quarters of fiscal 2018 and 2017, a hypothetical increase of 1% in food costs would have negatively impacted cost of sales by $1.3 million. For the twenty-six weeks ended July 3, 2018 and July 4, 2017, a hypothetical increase of 1% in food costs would have negatively impacted cost of sales by $2.7 million and $2.6 million, respectively.

We are exposed to market risk from interest rate changes on our funded debt. This exposure relates to the component of the interest rate on our Facility that is indexed to market rates. Based on outstanding borrowings at July 3, 2018 and January 2, 2018, a hypothetical 1% rise in interest rates would have increased interest expense by $200,000 and $100,000, respectively, on an annual basis. (See Note 4 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our Executive Savings Plan, a non-qualified deferred compensation plan, to the extent these investments are not equivalent to the related liability. In addition, because changes in these investments are not taxable, the full impact of gains or losses directly affects net income. Based on balances at July 3, 2018 and January 2, 2018, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes. However, under such scenario, net income would have declined by $2.5 million at both July 3, 2018 and January 2, 2018.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 3, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended July 3, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in our risk factors since the filing of our Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our purchases of our common stock during the thirteen weeks ended July 3, 2018 (in thousands, except per share data):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 4 — May 8, 2018	50	$49.69	50	5,685
May 9 — June 5, 2018	78	51.59	73	5,607
June 6 — July 3, 2018	12	53.56	5	5,595
Total	140		128

(1) The total number of shares purchased includes 11,927 shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

On July 21, 2016, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 56.0 million shares. Under this and all previous authorizations, we have cumulatively repurchased 50.4 million shares at a total cost of $1,574.9 million through July 3, 2018, including 0.1 million shares at a cost of $7.1 million during the second quarter of fiscal 2018. Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. (See Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.)

Our Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio. (See Note 4 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

Item 5.  Other Information

On August 4, 2018, the Rights Agreement entered into as of August 4, 1998 and subsequently amended as of November 4, 2003 and August 1, 2008, between the Company and U.S. Stock Transfer Corporation as Rights Agent (succeeded by Computershare Trust Company, N.A. as Rights Agent) (the “Rights Agreement”), expired by its terms.  All of the  rights to purchase shares of our Series A Junior Participating Cumulative Preferred Stock expired with the expiration of the Rights Agreement.

In connection with the expiration of the Rights Agreement related to our Series A Junior Participating Cumulative Preferred Stock, as described above, we filed a Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock (the “Certificate of Elimination”) pursuant to Section 151(g) of the Delaware General Corporation Law (the “DGCL”) with the Secretary of State of the State of Delaware effective August 6, 2018.

The Certificate of Elimination eliminated the third paragraph of Article FOURTH, including eliminating the reference to Exhibit 1: Series A Junior Participating Cumulative Preferred Stock and eliminating Exhibit 1 from our Restated Certificate of Incorporation, thereby eliminating all references to the Series A Junior Participating Cumulative Preferred Stock.  In accordance with Section 151(g) of the DGCL, the 150,000 shares that were designated as Series A Junior Participating Cumulative Preferred Stock were returned to the status of authorized but unissued shares of the Preferred Stock of the Company, without designation as to series.  The Certificate of Elimination is attached hereto as Exhibit 3.1 and incorporated herein by this reference.

Immediately following the filing of the Certificate of Elimination, we filed a Restated Certificate of Incorporation effective as of August 6, 2018 (the “Restated Certificate of Incorporation”) with the Secretary of State of the State of Delaware to reflect the effect of the Certificate of Elimination. The Restated Certificate of Incorporation effective as of August 6, 2018 is attached hereto as Exhibit 3.2 and incorporated herein by this reference.

The foregoing summary of the Certificate of Elimination and the Restated Certificate of Incorporation is qualified in its entirety by reference to the Certificate of Elimination and the Restated Certificate of Incorporation attached hereto as Exhibit 3.1 and Exhibit 3.2, respectively.  This disclosure has been made in lieu of disclosure under Item 5.03 of Form 8-K.

Item 6.  Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
3.1	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock.	—	—	—	Filed herewith

3.2	The Cheesecake Factory Incorporated Restates Certificate of Incorporation effective as of August 6, 2018	—	—	—	Filed herewith

10.1	Employment Agreement between The Cheesecake Factory Incorporated and Scarlett May effective as of May 14, 2018 *	10-Q	000-20574	10.10	5/11/2018

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer**	—	—	—	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer**	—	—	—	Filed herewith

101	XBRL (Extensible Business Reporting Language) The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2018, formatted in Extensive Business Reporting Language (XBRL), (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statement of stockholders’ equity, (v) condensed consolidated statements of cash flows, and (vi) the notes to the condensed consolidated financial statements.	—	—	—	Filed herewith

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

Date: August 6, 2018	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MATTHEW E. CLARK
Matthew E. Clark
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann
Senior Vice President, Finance and Corporate Controller
(Principal Accounting Officer)