Form 10-Q
period 2018-10-02
CHEESECAKE FACTORY INC
filed 2018-11-09
CIK 887596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2018, 45,335,287 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 2, 2018	January 2, 2018
ASSETS
Current assets:
Cash and cash equivalents	$12,639	$6,008
Accounts receivable	15,985	19,865
Income taxes receivable	3,185	15,016
Other receivables	34,916	67,518
Inventories	39,769	42,560
Prepaid expenses	48,327	57,666
Total current assets	154,821	208,633
Property and equipment, net	940,077	935,045
Other assets:
Intangible assets, net	26,327	24,065
Prepaid rent expenses	35,814	39,399
Other	151,024	125,918
Total other assets	213,165	189,382
Total assets	$1,308,063	$1,333,060
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,130	$50,984
Gift card liabilities	125,342	163,951
Other accrued expenses	179,062	183,016
Total current liabilities	343,534	397,951

Deferred income taxes	56,881	57,216
Deferred rent liabilities	70,437	74,761
Deemed landlord financing liability	125,564	108,627
Long-term debt	20,000	10,000
Other noncurrent liabilities	78,241	70,975
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 96,388,205 and 95,412,030 issued at October 2, 2018 and January 2, 2018, respectively	963	954
Additional paid-in capital	823,206	799,862
Retained earnings	1,383,305	1,345,666
Treasury stock, 50,768,002 and 49,534,212 shares at cost at October 2, 2018 and January 2, 2018, respectively	(1,593,757)	(1,532,864)
Accumulated other comprehensive loss	(311)	(88)
Total stockholders’ equity	613,406	613,530
Total liabilities and stockholders’ equity	$1,308,063	$1,333,060

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended October 2, 2018	Thirteen Weeks Ended October 3, 2017	Thirty-Nine Weeks Ended October 2, 2018	Thirty-Nine Weeks Ended October 3, 2017

Revenues	$580,882	555,392	1,764,751	$1,688,687

Costs and expenses:
Cost of sales	133,598	127,453	402,453	385,373
Labor expenses	204,537	193,466	627,772	580,364
Other operating costs and expenses	144,180	138,423	436,308	411,534
General and administrative expenses	37,469	35,364	118,166	106,946
Depreciation and amortization expenses	24,090	22,999	71,819	69,492
Impairment of assets and lease terminations	263	—	2,846	1,231
Preopening costs	3,250	3,370	5,798	5,649
Total costs and expenses	547,387	521,075	1,665,162	1,560,589
Income from operations	33,495	34,317	99,589	128,098
Interest and other expense, net	(3,290)	(1,600)	(7,704)	(4,426)
Income before income taxes	30,205	32,717	91,885	123,672
Income tax provision	1,730	6,272	9,028	24,018
Net income	$28,475	$26,445	82,857	$99,654

Net income per share:
Basic	$0.63	$0.57	1.82	$2.11
Diluted	$0.61	$0.56	1.79	$2.05

Weighted average shares outstanding:
Basic	45,321	46,602	45,418	47,323
Diluted	46,368	47,519	46,400	48,582

Cash dividends declared per common share	$0.33	$0.29	0.91	$0.77

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Thirteen Weeks Ended October 2, 2018	Thirteen Weeks Ended October 3, 2017	Thirty-Nine Weeks Ended October 2, 2018	Thirty-Nine Weeks Ended October 3, 2017

Net income	$28,475	$26,445	$82,857	$99,654
Other comprehensive loss:
Foreign currency translation adjustment	272	(39)	(223)	(39)
Other comprehensive gain/(loss)	272	(39)	(223)	(39)
Total comprehensive income	$28,747	$26,406	$82,634	$99,615

See the accompanying notes to the condensed consolidated financial statements

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, January 2, 2018	95,412	$954	$799,862	$1,345,666	$(1,532,864)	$(88)	$613,530
Cumulative effect of adopting the pronouncement related to revenue recognition	—	—	—	(3,560)	—	—	(3,560)
Balance, January 2, 2018, as adjusted	95,412	954	799,862	1,342,106	(1,532,864)	(88)	609,970
Net income	—	—	—	82,857	—	—	82,857
Foreign currency translation adjustment	—	—	—	—	—	(223)	(223)
Cash dividends declared	—	—	—	(41,658)	—	—	(41,658)
Stock-based compensation	430	4	16,012	—	—	—	16,016
Common stock issued under stock-based compensation plans	546	5	7,332	—	—	—	7,337
Treasury stock purchases	—	—	—	—	(60,893)	—	(60,893)
Balance, October 2, 2018	96,388	$963	$823,206	$1,383,305	$(1,593,757)	$(311)	$613,406

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine Weeks Ended October 2, 2018	Thirty-Nine Weeks Ended October 3, 2017
Cash flows from operating activities:
Net income	$82,857	$99,654
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	71,819	69,492
Deferred income taxes	916	1,139
Impairment of assets and lease terminations	2,532	1,491
Stock-based compensation	15,807	15,067
Changes in assets and liabilities:
Accounts receivable	3,927	2,437
Other receivables	31,820	30,695
Inventories	2,789	(9,269)
Prepaid expenses	10,163	3,917
Other assets	2,965	(6,045)
Accounts payable	(8,392)	(2,042)
Income taxes receivable/payable	11,832	(7,337)
Other accrued expenses	(46,929)	(44,989)
Cash provided by operating activities	182,106	154,210
Cash flows from investing activities:
Additions to property and equipment	(78,716)	(73,417)
Additions to intangible assets	(2,677)	(903)
Investments in unconsolidated affiliates	(25,000)	(9,000)
Proceeds from variable life insurance contract	540	—
Cash used in investing activities	(105,853)	(83,320)
Cash flows from financing activities:
Deemed landlord financing proceeds	19,156	3,216
Deemed landlord financing payments	(3,799)	(3,214)
Borrowings on credit facility	45,000	30,000
Repayments on credit facility	(35,000)	—
Proceeds from exercise of stock options	7,337	8,100
Cash dividends paid	(41,449)	(36,632)
Treasury stock purchases	(60,893)	(106,380)
Cash used in financing activities	(69,648)	(104,910)
Foreign currency translation adjustment	26	(24)
Net change in cash and cash equivalents	6,631	(34,044)
Cash and cash equivalents at beginning of period	6,008	53,839
Cash and cash equivalents at end of period	$12,639	$19,795

Supplemental disclosures:
Interest paid	$6,156	$5,155
Income taxes paid	$8,144	$30,195
Construction payable	$8,609	$13,556
Non-cash operating:
Settlement of sale-leaseback accounting	$286	$—
Non-cash investing:
Settlement of landlord sale-leaseback accounting	$(1,174)	$—
Non-cash financing:
Settlement of landlord financing obligation for sale-leaseback leases	$888	$—
Deemed landlord financing proceeds	7,278	—

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

Recent Accounting Pronouncements

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on the recognition and measurement of leases. Under the new standard, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases. The guidance does not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. The standard requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual and interim periods beginning after December 15, 2018 and requires a modified retrospective approach. We plan to utilize the alternative transition method, which permits a company to use its effective date as the date of initial application without restating comparative financial statements. We also plan to elect the transition package of three practical expedients permitted within the standard, which among other things, allows the carryforward of historical lease classifications, and we are further evaluating other optional practical expedients and policy elections. Although early adoption is permitted, we will adopt these provisions in the first quarter of fiscal 2019. We expect this adoption will result in a material increase in the assets and liabilities on our consolidated balance sheets, but will likely have an insignificant impact on our net income. In preparation for the adoption of the guidance, we have implemented key system changes and are in the process of updating controls to enable the preparation of the required financial information.

Recently Adopted Accounting Standards

In August 2018, the FASB issued accounting guidance that requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement if those costs would be capitalized by the customer in a software licensing arrangement under the current internal-use software standard. This guidance is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted. We implemented this guidance on a prospective basis in the third quarter of fiscal 2018 and, as a result, capitalized $0.2 million of implementation costs during that period.

In May 2014, the FASB issued accounting guidance that provides a comprehensive new revenue recognition model that supersedes most of the existing revenue recognition requirements and requires entities to recognize revenue at an amount that reflects the consideration to which a company expects to be entitled in exchange for transferring goods or services to a customer. We implemented this standard as of the first day of fiscal 2018, and the only impact to our condensed consolidated financial statements relates to recognition of development and site fees from our international licensees. Utilizing the cumulative-effect method of adoption, we recorded a $4.8 million increase to deferred revenue and a corresponding reduction of $3.6 million, net of tax, to retained earnings to reverse a portion of the previously recognized fees. Whereas previously we recognized income and received payment upon execution of the agreements and approval of new restaurant sites, respectively, future revenue for these items will be recorded on a straight-line basis over the life of the applicable license agreements as the agreements do not contain distinct performance obligations. Comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The impact of adopting this standard as compared to the previous revenue recognition guidance was not material to our condensed consolidated balance sheet and condensed consolidated statements of income and comprehensive income in the first quarter of fiscal 2018.

Revenue Recognition

Our revenues consist of sales at our Company-owned restaurants, sales from our bakery operations to our licensees and other third-party customers, royalties from our licensees’ restaurant sales and from consumer packaged goods sales, and licensee development and site fees.

Revenues from restaurant sales are recognized when payment is tendered at the point of sale. Revenues from bakery sales are recognized upon transfer of title and risk to customers. Royalty revenues are recognized in the period the related sales occur, utilizing the sale-based royalty exception available under current accounting guidance. Development and site fees are recognized as revenue over the life of the applicable agreements, ranging from eight to 30 years. In the thirty-nine weeks ended October 2, 2018, we deferred revenue of $0.2 million for new site agreements. There were no new development agreements executed during the thirty-nine weeks ended October 2, 2018. We recognized combined development and site fee revenue of $0.1 million and $0.3 million during the thirteen and thirty-nine weeks ended October 2, 2018, respectively.

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

Certain of our promotional programs include multiple element arrangements that incorporate various performance obligations. We allocate revenue using the relative selling price of each performance obligation considering the likelihood of redemption and recognize revenue upon satisfaction of each performance obligation. During the thirty-nine weeks ended October 2, 2018, there were no new multiple element arrangements requiring deferral. We recognized $5.9 million of previously deferred revenue related to promotional programs during the thirty-nine weeks ended October 2, 2018.

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

We recorded $0.3 million and $2.8 million of lease termination costs in the thirteen and thirty-nine weeks ended October 2, 2018 related to the closure of one The Cheesecake Factory restaurant. We recorded $1.2 million in the thirty-nine weeks ended October 3, 2017 of accelerated depreciation and impairment expense related to the relocation of one The Cheesecake Factory restaurant and the lease expiration of one The Cheesecake Factory restaurant.

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

2.  Inventories

Inventories consisted of (in thousands):

	October 2, 2018	January 2, 2018
Restaurant food and supplies	$18,757	$18,407
Bakery finished goods and work in progress (1)	14,651	18,423
Bakery raw materials and supplies	6,361	5,730
Total	$39,769	$42,560

(1)                Our California bakery was closed from February 2018 to June 2018 while we upgraded the facility. In preparation for lost production capacity, we produced additional inventories during the fourth quarter of fiscal 2017. The additional inventory was utilized during the first three quarters of fiscal 2018.

3.  Gift Cards

The following tables present information related to gift cards (in thousands):

Gift card liabilities:

	Thirteen Weeks Ended October 2, 2018	Thirteen Weeks Ended October 3, 2017	Thirty-Nine Weeks Ended October 2, 2018	Thirty-Nine Weeks Ended October 3, 2017

Beginning balance	$133,617	$123,640	$163,951	$153,629
Activations	20,559	22,266	70,754	73,348
Redemptions and breakage	(28,834)	(29,486)	(109,363)	(110,557)
Ending balance	$125,342	$116,420	$125,342	$116,420

Gift card contract assets: (1)

	Thirteen Weeks Ended October 2, 2018	Thirteen Weeks Ended October 3, 2017	Thirty-Nine Weeks Ended October 2, 2018	Thirty-Nine Weeks Ended October 3, 2017

Beginning balance	$20,619	$20,594	$23,814	$23,786
Deferrals	2,500	2,856	8,902	9,230
Amortization	(4,756)	(4,779)	(14,353)	(14,345)
Ending balance	$18,363	$18,671	$18,363	$18,671

(1)               Included in prepaid expenses on the condensed consolidated balance sheet.

4.  Long-Term Debt

We maintain a $200 million unsecured revolving credit facility (“Facility”), $50 million of which may be used for issuances of letters of credit. Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. The Facility, which matures on December 22, 2020, contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the participating lenders electing to increase their commitments or new lenders being added to the Facility. Certain of our material subsidiaries guarantee our obligations under the Facility. During the first three quarters of fiscal 2018, we utilized the Facility to fund a portion of our stock repurchases. At October 2, 2018, we had net availability for borrowings of $159.3 million, based on a $20.0 million outstanding debt balance and $20.7 million in standby letters of credit.

We are subject to certain financial covenants under the Facility requiring us to maintain (i) a maximum “Net Adjusted Leverage Ratio” of 4.0 and (ii) a minimum EBITDAR (earnings before interest, taxes, depreciation and amortization, and rent) to interest and rental expense ratio (“EBITDAR Ratio”) of 1.9, with each of the capitalized terms in this Note 4 having the same meaning as defined in the Facility. The Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio, and also sets forth negative covenants that restrict indebtedness, liens, investments, sales of assets, fundamental changes and other matters. Our Net Adjusted Leverage and EBITDAR Ratios were 3.0 and 2.6, respectively, at October 2, 2018, and we were in compliance with all covenants in effect at that date.

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

On June 22, 2018, the Internal Revenue Service issued a Notice of Deficiency in which they disallowed $8.0 million of our §199 Domestic Production Activities Deduction for tax years 2010, 2011 and 2012. On September 11, 2018 we petitioned the United States Tax Court for a redetermination of the deficiency. The tax court has assigned docket number 18150-18 to our case. We intend to vigorously defend our position in litigation and based on our analysis of the law, regulations and relevant facts, we have not reserved for any potential future payments.

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

On February 3, 2017, five present and former hourly restaurant employees filed a class action lawsuit in the San Diego County Superior Court, alleging that the Company violated the California Labor Code and California Business and Professions Code, by failing to permit required meal and rest breaks, and failing to provide accurate wage statements, among other claims (Abdelaziz v. The Cheesecake Factory Restaurants, Inc., et al.; Case No 37-2016-00039775-CU-OE-CTL). On February 22, 2017, a lawsuit was filed in the San Diego County Superior Court, alleging similar claims to Case No. 37-2016-00039775-CU-OE-CTL (Rodriguez v. The Cheesecake Factory Restaurants, Inc., et al.; Case No. 37-2017-00006571-CU-OE-CTL). The San Diego County Superior Court consolidated Case Nos. 37-2016-00039775-CU-OR-CTL and 37-2017-00006571-CU-OE-CTL. The lawsuits seek unspecified penalties under PAGA in addition to other monetary payments. On July 24, 2018, the parties reached a tentative settlement which covers the consolidated cases. On October 5, 2018, the court signed an order approving the settlement agreement. We have reserved an immaterial amount.

On June 1, 2018, a former hourly restaurant employee filed a class action lawsuit in the U.S. District Court for the Eastern District of New York, alleging that the Company violated minimum wage and overtime provisions of the Fair Labor Standards Act and New York Labor Code (Orellana v. Grand Lux Cafe, LLC, et al; Case No. 18-cv-02739). The plaintiff seeks unspecified amounts of fees, penalties and other monetary payments on behalf of the plaintiff and other purported class members. On August 31, 2018, the court signed an order staying Case No. 18-cv-02739 in favor of individual arbitration of plaintiff’s claims. We intend to vigorously defend this action. However, it is not possible at this time to reasonably estimate the outcome of or any potential liability from this matter and, accordingly, we have not reserved for any potential future payments.

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

6. Stockholders’ Equity

On July 26, 2018, our Board of Directors (“Board”) approved a quarterly cash dividend of $0.33 per share that was paid on August 28, 2018 to the stockholders of record at the close of business on August 15, 2018. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of our Facility and applicable law, and such other factors that our Board considers relevant.

On July 21, 2016, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 56.0 million shares. Under this and all previous authorizations, we cumulatively repurchased 50.8 million shares at a total cost of $1,593.8 million through October 2, 2018, including 0.4 million shares at a cost of $18.9 million repurchased during the third quarter of fiscal 2018. Repurchased common stock is reflected as a reduction of stockholders’ equity in treasury stock. Share repurchases have been executed under stock repurchase plans adopted from time to time by our Board in furtherance of its repurchase authorization and are intended to qualify for safe harbor protection in accordance with Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Repurchases during the third quarter of fiscal 2018 were made under stock repurchase plans adopted by our Board on February 15, 2018, effective from May 1, 2018 through July 31, 2018 and on July 26, 2018, effective from August 3, 2018 through August 17, 2018 and from August 31, 2018 through February 1, 2019.

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

7.  Stock-Based Compensation

On April 5, 2017, our Board approved an amendment to our 2010 Stock Incentive Plan to increase the number of shares of common stock available for grant under the plan to 12.7 million shares from 9.2 million shares. This amendment was approved by our stockholders at our annual meeting held on June 8, 2017. This is our only active stock-based incentive plan, and approximately 3.2 million of these shares were available for grant as of October 2, 2018.

The following table presents information related to stock-based compensation, net of forfeitures (in thousands):

	Thirteen Weeks Ended October 2, 2018	Thirteen Weeks Ended October 3, 2017	Thirty-Nine Weeks Ended October 2, 2018	Thirty-Nine Weeks Ended October 3, 2017

Labor expenses	$(129)	$1,726	$4,046	$5,187
Other operating costs and expenses	110	64	220	226
General and administrative expenses	4,751	3,489	11,541	9,654
Total stock-based compensation (1)	4,732	5,279	15,807	15,067
Income tax benefit	1,180	2,019	3,944	5,763
Total stock-based compensation, net of taxes	$3,552	$3,260	$11,863	$9,304

Capitalized stock-based compensation (2)	$71	$58	$209	$207

(1)               Changes or true ups of forfeiture rate estimates may cause variability in quarterly amounts.

(2)                It is our policy to capitalize the portion of stock-based compensation costs for our internal development and legal departments that relates to capitalizable activities such as the design and construction of new restaurants, remodeling existing locations, lease, intellectual property and liquor license acquisition activities and equipment installation. Capitalized stock-based compensation is included in property and equipment, net and other assets on the condensed consolidated balance sheets.

Stock Options

We did not issue any stock options during the third quarters of fiscal 2018 or fiscal 2017. Stock option activity during the thirty-nine weeks ended October 2, 2018 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at January 2, 2018	1,741	$42.25	4.0	$14,766
Granted	381	47.22
Exercised	(245)	29.97
Forfeited or cancelled	(37)	50.01
Outstanding at October 2, 2018	1,840	$44.70	4.3	$15,200

Exercisable at October 2, 2018	1,051	$40.48	2.8	$12,533

(1)            Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal period end date.

The total intrinsic value of options exercised during the thirteen and thirty-nine weeks ended October 2, 2018 was $0.8 million and $5.5 million, respectively. The total intrinsic value of options exercised during the thirteen and thirty-nine weeks ended October 3, 2017 was $0.4 million and $10.4 million, respectively. As of October 2, 2018, total unrecognized stock-based compensation expense related to unvested stock options was $7.7 million, which we expect to recognize over a weighted average period of approximately 3.3 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the thirty-nine weeks ended October 2, 2018 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)	(Per share)
Outstanding at January 2, 2018	1,694	$46.38
Granted	444	48.02
Vested	(356)	41.57
Forfeited	(116)	46.17
Outstanding at October 2, 2018	1,666	$47.79

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted average fair value for restricted shares and restricted share units issued during the third quarter of fiscal 2018 and fiscal 2017 was $50.15 and $42.03, respectively. The fair value of shares that vested during the thirteen and thirty-nine weeks ended October 2, 2018 was $3.0 million and $14.8 million, respectively. The fair value of shares that vested during the thirteen and thirty-nine weeks ended October 3, 2017 was $2.2 million and $15.1 million, respectively. As of October 2, 2018, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $34.8 million, which we expect to recognize over a weighted average period of approximately 3.0 years.

8.  Net Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, reduced by unvested restricted stock awards. As of October 2, 2018 and October 3, 2017, 1.7 million and 1.8 million shares, respectively, of restricted stock issued to staff members were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal periods ended on those dates. Diluted net income per share includes the dilutive effect of outstanding equity awards, calculated using the treasury stock method. Shares of common stock equivalents of 1.3 million for both October 2, 2018 and October 3, 2017, were excluded from the diluted calculation due to their anti-dilutive effect.

	Thirteen Weeks Ended October 2, 2018	Thirteen Weeks Ended October 3, 2017	Thirty-Nine Weeks Ended October 2, 2018	Thirty-Nine Weeks Ended October 3, 2017
	(In thousands, except per share data)
Net income	$28,475	$26,445	$82,857	$99,654

Basic weighted average shares outstanding	45,321	46,602	45,418	47,323
Dilutive effect of equity awards	1,047	917	982	1,259

Diluted weighted average shares outstanding	46,368	47,519	46,400	48,582

Basic net income per share	$0.63	$0.57	$1.82	$2.11

Diluted net income per share	$0.61	$0.56	$1.79	$2.05

9.  Segment Information

For decision-making purposes, our management reviews discrete financial information for The Cheesecake Factory, Grand Lux Cafe and RockSugar Southeast Asian Kitchen restaurants, our bakery division, consumer packaged goods and international licensing operations. Based on quantitative thresholds set forth in ASC 280, “Segment Reporting,” The Cheesecake Factory is our only business that meets the criteria of a reportable operating segment. Grand Lux Cafe, RockSugar Southeast Asian Kitchen, bakery, consumer packaged goods and international licensing are combined in “Other.” Unallocated corporate expenses, assets and capital expenditures are presented below as reconciling items to the amounts presented in the condensed consolidated financial statements.

Segment information is presented below (in thousands):

	Thirteen Weeks Ended October 2, 2018	Thirteen Weeks Ended October 3, 2017	Thirty-Nine Weeks Ended October 2, 2018	Thirty-Nine Weeks Ended October 3, 2017
Revenues:
The Cheesecake Factory restaurants	$530,210	$507,572	$1,613,085	$1,543,034
Other	50,672	47,820	151,666	145,653
Total	$580,882	$555,392	$1,764,751	$1,688,687

Income/(loss) from operations:
The Cheesecake Factory restaurants (1)	$61,950	$60,496	$193,956	$207,028
Other	4,559	6,003	14,353	18,932
Corporate	(33,014)	(32,182)	(108,720)	(97,862)
Total	$33,495	$34,317	$99,589	$128,098

Depreciation and amortization:
The Cheesecake Factory restaurants	$21,180	$19,012	$60,452	$57,140
Other	1,734	2,795	7,666	8,770
Corporate	1,176	1,192	3,701	3,582
Total	$24,090	$22,999	$71,819	$69,492

Additions to property and equipment:
The Cheesecake Factory restaurants	$20,375	$24,530	$50,537	$64,650
Other (2)	5,718	4,638	25,668	6,549
Corporate	753	550	2,511	2,218
Total	$26,846	$29,718	$78,716	$73,417

	October 2, 2018	January 2, 2018
Total assets:
The Cheesecake Factory restaurants	$899,645	$937,512
Other	174,139	167,096
Corporate	234,279	228,452
Total	$1,308,063	$1,333,060

(1)            The thirteen and thirty-nine weeks ended October 2, 2018 include $0.3 million and $2.8 million of lease termination costs related to the closure of one The Cheesecake Factory restaurant. The thirty-nine weeks ended October 3, 2017 includes $1.2 million of accelerated depreciation and impairment expense related to the relocation of one The Cheesecake Factory restaurant and the lease expiration of one The Cheesecake Factory restaurant.

(2)            The thirty-nine weeks ended October 2, 2018 include costs related to an infrastructure modernization of our California bakery facility.

10.  Subsequent Events

On October 25, 2018, our Board declared a quarterly cash dividend of $0.33 per share to be paid on November 27, 2018 to the stockholders of record at the close of business on November 14, 2018.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain information included in this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (“SEC”), as well as information included in oral or written statements made by us or on our behalf, may contain forward-looking statements about our current and presently expected performance trends, growth plans, business goals and other matters. These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Acts”). This includes, without limitation, statements with respect to expectations of our future financial condition, results of operations, cash flows, plans, objectives, performance and business; the Company’s ability to: deliver comparable sales growth; provide a differentiated experience to guests; outperform the casual dining industry and increase its market share; leverage sales increases and manage flow through; manage cost pressures, including increasing wage rates, group medical insurance costs and legal expenses, and stabilize margins; grow earnings; remain relevant to consumers; attract and retain qualified management and other staff; manage risks associated with the magnitude and complexity of regulations in the jurisdictions where the Company’s restaurants are located; increase shareholder value; find suitable sites and manage increasing construction costs; profitably expand its concepts domestically and in Canada, and work with its licensees to expand its concept internationally; support the growth of North Italia and Flower Child restaurants; develop Social Monk Asian Kitchen; expand consumer packaged goods licensing revenue; and utilize its capital effectively and continue to increase cash dividends and repurchase its shares. These forward-looking statements also may be affected by factors outside of the Company’s control including: economic and political conditions that impact consumer confidence and spending; impact of recently enacted tax reform; acceptance and success of The Cheesecake Factory in international markets; acceptance and success of the North Italia and Flower Child restaurants and Social Monk Asian Kitchen; the risks of doing business abroad through Company-owned restaurants and/or licensees; foreign exchange rates, tariffs and cross border taxation; changes in unemployment rates; the economic health of the Company’s landlords and other tenants in retail centers in which its restaurants are located; the economic health of suppliers, licensees, vendors and other third parties providing goods or services to the Company; adverse weather conditions in regions in which the Company’s restaurants are located; factors that are under the control of government agencies, landlords and other third parties; and the risk, costs and uncertainties associated with opening new restaurants. Such forward-looking statements include all other statements that are not historical facts, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions. These statements are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in such statements.

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

General

This discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report and with the following items included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2018: the audited consolidated financial statements and related notes in Part IV, Item 15; the “Risk Factors” included in Part I, Item 1A; the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7; and the cautionary statements included throughout the report. The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position.

Our business operates in the upscale casual dining segment of the restaurant industry. As of November 9, 2018, we operated 215 Company-owned restaurants: 199 under The Cheesecake Factory® mark, 14 under the Grand Lux Cafe® mark and two under the RockSugar Southeast Asian Kitchen® mark. In addition, 21 The Cheesecake Factory branded restaurants in the Middle East, Mexico, the Chinese Mainland and the Special Administrative Region of Hong Kong were operated by third parties under licensing agreements. We also operated two bakery production facilities that produce desserts for our restaurants, international licensees and third-party bakery customers. We are selectively pursuing other means to leverage our competitive strengths, including investing in or acquiring new restaurant concepts (such as North Italia® and Flower Child®), expanding The Cheesecake Factory® brand to other retail opportunities through The Cheesecake Factory At HomeTM consumer packaged goods and internally developing Social Monk Asian KitchenTM, a fast casual concept.

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

Investing in new Company-owned restaurants is our top capital allocation priority, with a focus on opening our concepts in premier locations within both new and existing markets in the United States and Canada. We target an average cash-on-cash return on investment of approximately 20% to 25% at the unit level. Returns are affected by the cost to build restaurants, the level of revenues that each restaurant can deliver and our ability to maximize the profitability of restaurants. Investing in new restaurants that meet our return on investment criteria is expected to support achieving mid-teens Company-level return on invested capital.

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

Average check is driven by menu price increases and/or changes in menu mix. We generally update and reprint our menus twice a year, and our philosophy is to use price increases to help offset key operating cost increases in a manner that balances protecting both our margins and customer traffic levels. We plan to continue targeting menu price increases of approximately 2% to 3% annually going forward, utilizing a market-based strategy to help mitigate cost pressure in higher-wage geographies, and expect near-term increases to be at the higher end of the range.

In addition, we are selectively pursuing a number of incremental growth opportunities, which we believe will contribute to revenue growth over time. These include: measured growth of our Grand Lux Cafe and RockSugar Southeast Asian Kitchen concepts; our investments in North Italia and Flower Child described under “Liquidity and Capital Resources” below; and consumer packaged goods opportunities, such as The Cheesecake Factory At Home-branded baking mixes, puddings, coffee creamer and our Famous “Brown Bread” that are now available at a variety of retail stores. We have also started construction on the first location of our internally developed fast casual concept, Social Monk Asian Kitchen, which is scheduled to open in the first quarter of fiscal 2019.

•                Stabilize and Expand Operating Margins (Income from Operations Expressed as a Percentage of Revenues). Operating margins are subject to fluctuations in commodity costs, labor, restaurant-level occupancy expenses, general and administrative expenses (“G&A”) and preopening expenses. Our objective is to stabilize our operating margins, and longer-term to drive margin expansion, by maintaining restaurant-level margins and capturing fixed cost leverage primarily through G&A efficiencies, our upgraded bakery technology and projected third party bakery sales growth, increasing international and consumer packaged goods licensing revenues and contribution from our other incremental growth opportunities. Maximizing our purchasing power as our business grows and operating our restaurants as productively as possible, in addition to continuing to implement a market-based menu pricing strategy to help mitigate cost pressure in higher-wage geographies, should help offset cost inflation, thereby supporting our margin expansion goal.

•                Return Capital to Shareholders. We have historically generated a significant amount of free cash flow, which we define as cash flow provided by operating activities less net capital expenditures and our growth capital contributions to North Italia and Flower Child. We utilize substantially all of our free cash flow plus proceeds received from staff member stock option exercises for dividends and share repurchases, the latter of which is designed to offset dilution from our equity compensation program and support our earnings per share growth.

Results of Operations

The following table presents, for the periods indicated, information from our condensed consolidated statements of income expressed as percentages of revenues. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

	Thirteen Weeks Ended October 2, 2018	Thirteen Weeks Ended October 3, 2017	Thirty-Nine Weeks Ended October 2, 2018	Thirty-Nine Weeks Ended October 3, 2017

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	23.0	22.9	22.8	22.8
Labor expenses	35.2	34.9	35.6	34.4
Other operating costs and expenses	24.8	24.9	24.7	24.4
General and administrative expenses	6.5	6.4	6.7	6.3
Depreciation and amortization expenses	4.1	4.1	4.1	4.1
Impairment of assets and lease expiration	0.0	—	0.2	0.1
Preopening costs	0.6	0.6	0.3	0.3
Total costs and expenses	94.2	93.8	94.4	92.4
Income from operations	5.8	6.2	5.6	7.6
Interest and other expense, net	(0.6)	(0.3)	(0.4)	(0.3)
Income before income taxes	5.2	5.9	5.2	7.3
Income tax provision	0.3	1.1	0.5	1.4
Net income	4.9%	4.8%	4.7%	5.9%

Thirteen Weeks Ended October 2, 2018 Compared to Thirteen Weeks Ended October 3, 2017

Revenues

Revenues increased 4.6% to $580.9 million for the thirteen weeks ended October 2, 2018 compared to $555.4 million for the thirteen weeks ended October 3, 2017, primarily due to new restaurant openings and positive comparable restaurant sales.

Comparable sales at The Cheesecake Factory restaurants increased by 1.5%, or $7.4 million, from the third quarter of fiscal 2017, compared to the casual dining industry which experienced a comparable sales increase of 1.9%, as measured by Knapp Track. Our comparable sales growth was driven by average check growth of 3.5% (based on an increase of 2.9% in menu pricing and 0.6% in mix), partially offset by a decline in customer traffic of 2.0%. We implemented effective menu price increases of approximately 1.5% in both the first and third quarters of fiscal 2018. The Cheesecake Factory average sales per restaurant operating week increased 1.7% to $205,508 in the third quarter of fiscal 2018 from $202,139 in the third quarter of fiscal 2017. Total operating weeks at The Cheesecake Factory restaurants increased 2.7% to 2,580 for the thirteen weeks ended October 2, 2018 compared to 2,511 for the comparable prior year period.

Restaurants become eligible to enter our comparable sales base in their 19th month of operation. At October 2, 2018, there were seven The Cheesecake Factory restaurants, one Grand Lux Cafe and one RockSugar Southeast Asian Kitchen not yet in our comparable sales base. International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from our comparable sales calculations. Factors outside of our control, such as macroeconomic conditions, weather patterns, timing of holidays, competition and other factors, including those referenced in Part I, Item lA, “Risk Factors,” of our Annual Report on Form 10-K for the year ended January 2, 2018, can impact comparable sales.

External bakery sales were $13.6 million for the third quarter of fiscal 2018 compared to $12.6 million in the comparable prior year period.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses. As a percentage of revenues, cost of sales was 23.0% for the third quarter of fiscal 2018 compared to 22.9% for the comparable period of fiscal 2017, primarily driven by higher bakery mix, partially offset by lower seafood and produce costs.

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

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 35.2% and 34.9% in the third quarters of fiscal 2018 and 2017, respectively. This variance was driven primarily by increased hourly labor costs, including higher wage rates and overtime, partially offset by lower payroll taxes and stock-based compensation costs.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead and distribution expenses. As a percentage of revenues, other operating costs and expenses were 24.8% and 24.9% for the thirteen weeks ended October 2, 2018 and October 3, 2017, respectively. This variance primarily related to lower repairs and maintenance and rent expense, partially offset by higher marketing costs.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, the restaurant field supervision, corporate support and bakery administrative organizations, as well as gift card commissions to third-party distributors. As a percentage of revenues, G&A expenses were 6.5% and 6.4% for the third quarters of fiscal 2018 and 2017, respectively. This variance was primarily due to a higher corporate bonus accrual and increased stock-based compensation expense, partially offset by lower legal costs.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses was 4.1% for both the thirteen weeks ended October 2, 2018 and the comparable period of last year.

Impairment of Assets and Lease Terminations

In the third quarter of fiscal 2018, we recorded $0.3 million of lease termination costs related to the closure of one The Cheesecake Factory restaurant. No impairment of assets or lease terminations occurred in the comparable prior year period.

Preopening Costs

Preopening costs were $3.3 million for the thirteen weeks ended October 2, 2018 compared to $3.4 million in the comparable period of fiscal 2017. We opened one The Cheesecake Factory restaurant and one Grand Lux Cafe restaurant in the third quarter of fiscal 2018 compared to one The Cheesecake Factory restaurant in the comparable prior year period. Preopening costs include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities. Preopening costs can fluctuate significantly from period to period based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Interest and Other Expense, Net

Interest and other expense, net was $3.3 million for the third quarter of fiscal 2018 compared to $1.6 million for the comparable period last year. This increase was primarily related to our share of losses incurred by North Italia and Flower Child, which were driven mainly by preopening costs associated with new unit development. In addition, interest expense associated with landlord construction allowances deemed to be financings in accordance with accounting guidance increased to $1.6 million in the third quarter of fiscal 2018 from $1.4 million in the comparable prior year period.

Income Tax Provision

Our effective income tax rate was 5.7% for the third quarter of fiscal 2018 compared to 19.2% for the comparable prior year period. This decrease was primarily due to the impact of the Tax Act, including the reduction in the statutory U.S. corporate tax rate from 35% to 21%, and a higher proportion of FICA tip credit in relation to pre-tax income, partially offset by a lower benefit from stock-based compensation.

Thirty-Nine Weeks Ended October 2, 2018 Compared to Thirty-Nine Weeks Ended October 3, 2017

Revenues

Revenues increased 4.5% to $1,764.8 million for the thirty-nine weeks ended October 2, 2018 compared to $1,688.7 million for the thirty-nine weeks ended October 3, 2017, primarily due to new restaurant openings and positive comparable restaurant sales.

Comparable sales at The Cheesecake Factory restaurants increased by 1.7%, or $25.0 million, from the first three quarters of fiscal 2017, outperforming the casual dining industry which experienced a comparable sales increase of 1.1%, as measured by Knapp Track. Our comparable sales growth was driven by average check growth of 3.2% (based on an increase of 2.8% in menu pricing and 0.4% in mix), partially offset by a decline in customer traffic of 1.5%. The Cheesecake Factory average sales per restaurant operating week increased 1.9% to $208,167 in the first three quarters of fiscal 2018 versus $204,375 in the first three quarters of fiscal 2017. Total operating weeks at The Cheesecake Factory restaurants increased 2.6% to 7,749 for the thirty-nine weeks ended October 2, 2018 compared to 7,550 for the comparable prior year period.

External bakery sales were $38.7 million for the first three quarters of fiscal year 2018 compared to $37.8 million in the comparable prior year period.

Cost of Sales

As a percentage of revenues, cost of sales was 22.8% in both the first three quarters of fiscal 2018 and fiscal 2017 with lower seafood costs offset by higher poultry costs.

Labor Expenses

As a percentage of revenues, labor expenses were 35.6% and 34.4% in the first three quarters of fiscal 2018 and 2017, respectively. This variance was driven primarily by increased hourly labor costs, including higher wage rates and overtime, as well as higher group medical costs due to higher frequency and severity of claims.

Other Operating Costs and Expenses

As a percentage of revenues, other operating costs and expenses were 24.7% and 24.4% for the thirty-nine weeks ended October 2, 2018 and October 3, 2017, respectively. This variance primarily related to higher marketing costs and bakery production overhead, partially offset by lower rent expense.

General and Administrative Expenses

As a percentage of revenues, G&A expenses were 6.7% and 6.3% for the first three quarters of fiscal 2018 and 2017, respectively. This variance was primarily due to a higher corporate bonus accrual.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 4.1% for both the thirty-nine weeks ended October 2, 2018 and the comparable period of last year.

Impairment of Assets and Lease Terminations

In the first three quarters of fiscal 2018, we recorded $2.8 million of lease termination costs related to the closure of one The Cheesecake Factory restaurant. In the first three quarters of fiscal 2017, we recorded $1.2 million of accelerated depreciation and impairment expense related to the relocation of one The Cheesecake Factory restaurant and the lease expiration of one The Cheesecake Factory restaurant.

Preopening Costs

Preopening costs were $5.8 million for the thirty-nine weeks ended October 2, 2018 compared to $5.6 million in the comparable period of fiscal 2017. In the first three quarters of fiscal 2018, we opened one The Cheesecake Factory restaurant and one Grand Lux Cafe restaurant compared to opening one The Cheesecake Factory restaurant and relocating another The Cheesecake Factory restaurant in the comparable prior year period.

Interest and Other Expense, Net

Interest and other expense, net was $7.7 million for the first three quarters of fiscal 2018 compared to $4.4 million for the comparable period last year. This increase was primarily related to our share of losses incurred by North Italia and Flower Child, which were driven mainly by preopening costs associated with new unit development. In addition, interest expense associated with landlord construction allowances deemed to be financings in accordance with accounting guidance increased to $5.0 million in the first three quarters of fiscal 2018 from $4.4 million in the comparable prior year period.

Income Tax Provision

Our effective income tax rate was 9.8% for the first three quarters of fiscal 2018 compared to 19.4% for the comparable prior year period. This decrease was primarily due to the impact of the Tax Act, including the reduction in the statutory U.S. corporate tax rate from 35% to 21%, and a higher proportion of FICA tip credit in relation to pre-tax income, partially offset by a lower benefit from stock-based compensation.

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen Weeks Ended October 2, 2018	Thirteen Weeks Ended October 3, 2017	Thirty-Nine Weeks Ended October 2, 2018	Thirty-Nine Weeks Ended October 3, 2017

Net income	$28,475	$26,445	$82,857	$99,654
After-tax impact from:
Impairment of assets and lease terminations (1)	195	—	2,106	739
Adjusted net income	$28,670	$26,445	$84,963	$100,393

Diluted net income per share	$0.61	$0.56	$1.79	$2.05
After-tax impact from:
Impairment of assets and lease terminations (1)	—	—	0.05	0.02
Adjusted diluted net income per share (2)	$0.62	$0.56	$1.83	$2.07

(1)         Includes $0.2 million and $2.1 million incurred in the thirteen and thirty-nine weeks ended October 2, 2018 of lease termination costs related to the closure of one The Cheesecake Factory restaurant. The associated pre-tax amounts were $0.3 million and $2.8 million, respectively. Includes $0.7 million incurred in the thirty-nine weeks ended October 3, 2017 of accelerated depreciation and impairment expense related to the relocation of one The Cheesecake Factory restaurant and the lease expiration of one The Cheesecake Factory restaurant. The associated pre-tax amount was $1.2 million. These amounts were recorded in impairment of assets and lease terminations in the condensed consolidated statements of income.

(2)         Adjusted diluted net income per share may not add due to rounding.

Fiscal 2018 Outlook

For the fourth quarter of fiscal 2018, we estimate adjusted diluted net income per share will be between $0.60 and $0.64 based on an assumed comparable sales range of 0.5% to 1.5% at The Cheesecake Factory restaurants. This is based on an assumed effective tax rate of approximately 10%.

We estimate adjusted diluted net income per share for fiscal 2018 will be between $2.42 and $2.46 based on assumed comparable sales of approximately 1.5% at The Cheesecake Factory restaurants. For fiscal 2018, we are estimating commodity cost inflation of about 2.5%, primarily driven by poultry and dairy costs, wage rate inflation of approximately 6% and an effective tax rate of approximately 10%. Adjusted diluted net income per share excludes $2.1 million of lease termination costs related to the closure of one The Cheesecake Factory restaurant.

In fiscal 2018, we plan to open five new restaurants, including one The Cheesecake Factory and one Grand Lux Cafe that opened in the third quarter. In addition to these Company-owned locations, two restaurants opened internationally under licensing agreements in fiscal 2018.

We expect fiscal 2018 net capital expenditures to range between $80 million and $85 million and have completed our planned fiscal 2018 growth capital contributions of $25 million to North Italia and Flower Child. We anticipate utilizing substantially all of our free cash flow, plus proceeds received from employee stock option exercises, for dividends and share repurchases. (See “Liquidity and Capital Resources” for further discussion of expected 2018 capital expenditures.)

Fiscal 2019 Outlook

We continue to target a comparable sales range of between 1% and 2% at The Cheesecake Factory restaurants within our long-term framework. For fiscal 2019, we are currently estimating commodity cost inflation of between 1% and 2%, wage rate inflation of approximately 6% and an effective tax rate of approximately 12%.

In fiscal 2019, we plan new unit growth of at least 3% for The Cheesecake Factory restaurants. We also expect to open the first location of Social Monk Asian Kitchen, our internally developed fast casual concept, in addition to as many as five to six locations to open internationally under licensing agreements.

We expect fiscal 2019 net capital expenditures to range between $100 million and $110 million and growth capital contributions to North Italia and Flower Child, excluding the potential acquisition of North Italia, to range between $20 million and $25 million. We plan to balance these growth investments with continued return of capital to shareholders, via our dividend and share repurchase program.

Liquidity and Capital Resources

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Thirty-Nine Weeks Ended October 2, 2018	Thirty-Nine Weeks Ended October 3, 2017
Cash provided by operating activities	$182.1	$154.2
Additions in property and equipment	$(78.7)	$(73.4)
Investment in unconsolidated affiliates	$(25.0)	$(9.0)
Net borrowings on credit facility	$10.0	$30.0
Proceeds from exercise of stock options	$7.3	$8.1
Cash dividends paid	$(41.4)	$(36.6)
Treasury stock purchases	$(60.9)	$(106.4)

During the thirty-nine weeks ended October 2, 2018, our cash and cash equivalents increased by $6.6 million to $12.6 million. This increase was primarily attributable to cash provided by operating activities, net borrowings on our Facility and proceeds from exercise of stock options, partially offset by additions in property and equipment, treasury stock purchases, dividend payments and growth capital investments in North Italia and Flower Child.

For fiscal 2018, we currently estimate our cash outlays for capital expenditures to range between $80 million and $85 million, net of up-front cash landlord construction contributions and excluding $9.5 million of expected non-capitalizable preopening costs for new restaurants. The amount reflected as additions to property and equipment in the condensed consolidated statements of cash flows may vary from this estimate based on the accounting treatment of each lease. (See “Recent Accounting Pronouncements-Recently Issued Accounting Standards” in Note 1 to our financial statements included in Part I, Item 1 above in this report.) Our estimate for capital expenditures for fiscal 2018 contemplates a net outlay of $30 million to $33 million for five Company-owned restaurants expected to be opened during fiscal 2018 and estimated construction-in-progress disbursements for anticipated early fiscal 2019 openings. Expected fiscal 2018 capital expenditures also include approximately $30 million to $32 million for replacements, enhancements and capacity additions to our existing restaurants and approximately $20 million for bakery and corporate infrastructure investments, including an infrastructure upgrade of our California bakery.

We have a strategic relationship with Fox Restaurant Concepts LLC (“FRC”) with respect to two of its brands, North Italia and Flower Child, that share a number of parallels with us in terms of culture and philosophy, and that we believe have significant opportunity for growth. FRC, or its affiliates, continues to own the intellectual property, manage day-to-day operations and provide infrastructure support to facilitate the near-term growth of both of these concepts. We made initial minority equity investments of $42 million in these concepts during fiscal 2016 and invested ongoing growth capital in the amount of $25 million and $18 million during fiscal 2018 and 2017, respectively. We are obligated to provide up to an additional $3 million in growth capital to Flower Child and have the right, and an obligation if certain financial, legal and operational conditions are met, to acquire the remaining interest in North Italia in fiscal 2019 and in Flower Child in 2021. We plan to make growth capital contributions to North Italia and Flower Child, excluding the potential acquisition of North Italia, of between $20 million and $25 million in fiscal 2019. Should we ultimately acquire one or both concepts, we would evaluate the appropriate capital structure at that time.

We maintain a $200 million unsecured revolving credit facility (“Facility”), $50 million of which may be used for issuances of letters of credit. Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. The Facility, which matures on December 22, 2020, contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the participating lenders electing to increase their commitments or new lenders being added to the Facility. Certain of our material subsidiaries guarantee our obligations under the Facility. During the third quarter of fiscal 2018, we utilized the Facility to fund a portion of our stock repurchases. At October 2, 2018, we had net availability for borrowings of $159.3 million, based on a $20.0 million outstanding debt balance and $20.7 million in standby letters of credit. The Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio. As of October 2, 2018, we were in compliance with the covenants set forth in the Facility. (See Note 4 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

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

On July 21, 2016, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 56.0 million shares. Under this and all previous authorizations, we have cumulatively repurchased 50.8 million shares at a total cost of $1,593.8 million through October 2, 2018, including 0.4 million shares at a cost of $18.9 million repurchased during the third quarter of fiscal 2018. Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, including dividend payments and growth capital contributions to North Italia and Flower Child, a review of our capital structure and cost of capital, our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and financial covenants under our Facility that limit share repurchases based on a defined ratio. (See Note 4 of Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for further discussion of our long-term debt.) Our objectives with regard to share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth. (See Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.)

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

As of October 2, 2018, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties other than our arrangement with FRC. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We purchase food and other commodities for use in our operations, based on market prices established with our suppliers. Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control. Substantially all of our ingredients and supplies are available from multiple qualified suppliers, which helps mitigate our risk of commodity availability and obtain competitive prices. We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and chicken, depending on market conditions and expected demand. We continue to evaluate the possibility of entering into similar arrangement for additional commodities. However, we are currently unable to contract directly for extended periods of time for certain of our commodities such as certain produce items, wild-caught fresh fish and certain dairy products. We also periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing our risk and variability in these categories. Although these vehicles and markets may be available to us, we may choose not to enter into contracts due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors. Where we have not entered into long-term contracts, commodities can be subject to unforeseen supply and cost fluctuations, which at times may be significant. For both the third quarters of fiscal 2018 and 2017, a hypothetical increase of 1% in food costs would have negatively impacted cost of sales by $1.3 million. For the thirty-nine weeks ended October 2, 2018 and October 3, 2017, a hypothetical increase of 1% in food costs would have negatively impacted cost of sales by $4.0 million and $3.9 million, respectively.

We are exposed to market risk from interest rate changes on our funded debt. This exposure relates to the component of the interest rate on our Facility that is indexed to market rates. Based on outstanding borrowings at October 2, 2018 and January 2, 2018, a hypothetical 1% rise in interest rates would have increased interest expense by $200,000 and $100,000, respectively, on an annual basis. (See Note 4 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our Executive Savings Plan, a non-qualified deferred compensation plan, to the extent these investments are not equivalent to the related liability. In addition, because changes in these investments are not taxable, gains and losses result in tax benefit and tax expense, respectively, and directly affects net income through the income tax provision. Based on balances at October 2, 2018 and January 2, 2018, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes. However, under such scenario, net income would have declined by $1.6 million and $2.5 million at October 2, 2018 and January 2, 2018, respectively.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 2, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended October 2, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in our risk factors since the filing of our Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our purchases of our common stock during the thirteen weeks ended October 2, 2018 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 4 — August 7, 2018	40	$49.63	40	5,555
August 8 — September 4, 2018	156	49.89	145	5,399
September 5 — October 2, 2018	171	53.31	159	5,228
Total	367		344

(1)               The total number of shares purchased includes 22,505 shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

On July 21, 2016, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 56.0 million shares. Under this and all previous authorizations, we have cumulatively repurchased 50.8 million shares at a total cost of $1,593.8 million through October 2, 2018, including 0.4 million shares at a cost of $18.9 million during the third quarter of fiscal 2018. Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. (See Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.)

Our Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio. (See Note 4 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

Item 6.  Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

3.1	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock	10-Q	000-20574	3.1	8/6/2018

3.2	The Cheesecake Factory Incorporated Restated Certificate of Incorporation effective as of August 6, 2018	10-Q	000-20574	3.2	8/6/2018

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer*	—	—	—	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer*	—	—	—	Filed herewith

101	XBRL (Extensible Business Reporting Language) The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2018, formatted in Extensive Business Reporting Language (XBRL), (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statement of stockholders’ equity, (v) condensed consolidated statements of cash flows, and (vi) the notes to the condensed consolidated financial statements.	—	—	—	Filed herewith

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

Date: November 9, 2018	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MATTHEW E. CLARK
Matthew E. Clark
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ CHERYL M. SLOMANN
Cheryl M. Slomann
Senior Vice President, Finance and Corporate Controller
(Principal Accounting Officer)