Form 10-K
period 2019-01-01
CHEESECAKE FACTORY INC
filed 2019-03-04
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company , or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, July 3, 2018, was $2,399,934,969 (based on the last reported sales on The Nasdaq Stock Market on that date).

As of February 21, 2019, 45,124,393 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the registrant’s proxy statement for the annual meeting of stockholders expected to be held on May 30, 2019.

THE CHEESECAKE FACTORY INCORPORATED

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

These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” and, together with the Securities Act, the “Acts”). This includes, without limitation, financial guidance and projections and statements with respect to expectations of our future financial condition, results of operations, cash flows, plans, targets, goals, objectives, performance, growth potential, competitive position and business; our ability to: leverage our competitive strengths, including investing in or acquiring new restaurant concepts and expanding The Cheesecake Factory® brand to other retail opportunities; deliver comparable sales growth; provide a differentiated experience to customers; outperform the casual dining industry and increase our market share; leverage sales increases and manage flow through; manage cost pressures, including increasing wage rates, group medical insurance costs and legal expenses, and stabilize margins; grow earnings; remain relevant to consumers; attract and retain qualified management and other staff; manage risks associated with the magnitude and complexity of regulations in the jurisdictions where our restaurants are located; increase shareholder value; find suitable sites and manage increasing construction costs; profitably expand our concepts domestically and in Canada, and work with our licensees to expand our concept internationally; support the growth of North Italia and Flower Child restaurants; operate Social Monk Asian Kitchen; expand consumer packaged goods licensing revenue; and utilize our capital effectively and continue to increase cash dividends and repurchase our shares. These forward-looking statements also may be affected by factors outside of our control including: economic and political conditions that impact consumer confidence and spending; impact of recently enacted tax reform; acceptance and success of The Cheesecake Factory in international markets; acceptance and success of the North Italia, Flower Child and Social Monk Asian Kitchen concepts; the risks of doing business abroad through Company-owned restaurants and/or licensees; foreign exchange rates, tariffs and cross border taxation; changes in unemployment rates; the economic health of our landlords and other tenants in retail centers in which our restaurants are located; the economic health of suppliers, licensees, vendors and other third parties providing goods or services to us; adverse weather conditions in regions in which our restaurants are located; factors that are under the control of government agencies, landlords and other third parties; and the risk, costs and uncertainties associated with opening new restaurants. Such forward-looking statements include all other statements that are not historical facts, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions. These statements are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in such statements.

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

As of March 4, 2019, we operated 218 Company-owned restaurants: 201 under The Cheesecake Factory® mark, 14 under the Grand Lux Cafe® mark, two under the RockSugar Southeast Asian Kitchen® mark and one under the Social Monk Asian KitchenTM mark. In addition, 21 The Cheesecake Factory branded restaurants in the Middle East, Mexico, the Chinese Mainland and Special Administrative Region of Hong Kong were operated by third parties under licensing agreements. We also operated two bakery production facilities that produce desserts for our restaurants, international licensees and third-party bakery customers. We are selectively pursuing other means to leverage our competitive strengths, including investing in or acquiring new restaurant concepts (such as North Italia® and Flower Child®), expanding The Cheesecake Factory® brand to other retail opportunities through The Cheesecake Factory At Home® consumer packaged goods and evaluating the future potential of Social Monk Asian Kitchen, our new fast casual concept.

In contrast to many restaurant chains, substantially all of our menu items, except those desserts produced at our bakery facilities, are prepared from scratch at our restaurants with high-quality, fresh ingredients using innovative and proprietary recipes. One of our competitive strengths is our ability to anticipate customer preferences and adapt our expansive menu to the latest trends. We regularly update our ingredients and cooking methods, as well as create new menu items, to improve the variety, quality and consistency of our food and keep our menu relevant to customers. All new menu items are selected based on anticipated sales popularity and profitability.

We place significant emphasis on the contemporary interior design and decor of our restaurants, which create a high-energy ambiance in a casual setting and contribute to the distinctive dining experience enjoyed by our customers. Our restaurants feature large, open dining areas, and where feasible, both exterior and interior patios. These features require a higher investment per square foot than is typical for the casual dining industry. However, our restaurants have historically generated annual sales per square foot that are also typically higher than our competitors. Historical results are not necessarily indicative of results for future periods.

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

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal years 2018 and 2017 each consisted of 52 weeks, while fiscal year 2016 consisted of 53 weeks. Fiscal year 2019 will consist of 52 weeks. All discussion throughout this report, unless otherwise noted, relates to Company-owned The Cheesecake Factory restaurants.

The Cheesecake Factory

The Cheesecake Factory restaurants strive to provide a distinctive, high-quality dining experience at moderate prices by offering an extensive, innovative and evolving menu in an upscale casual, high-energy setting with attentive, efficient and friendly service. As a result, The Cheesecake Factory restaurants appeal to a diverse customer base across a broad demographic range. Our extensive menu and strategic selection of locations enable us to compete for substantially all dining preferences and occasions, from the key lunch and dinner day parts to the mid-afternoon and late-night day parts, which are traditionally weaker times for most casual dining restaurants, as well as special occasion dining. The Cheesecake Factory restaurants are generally open seven days a week for lunch and dinner, and we offer additional menu items for weekend brunch. Most of our locations are closed on Thanksgiving and Christmas. All items on our menu, except alcoholic beverages, are available for off-premise consumption, which represented approximately 14% of our restaurant sales for fiscal year 2018. We work with a third party to provide delivery service, which is now available at nearly all of our restaurants. In addition, we offer online ordering for to-go sales at all of our domestic locations. All of our restaurants offer a full-service bar where our entire menu is served. Our alcoholic beverage sales represented approximately 12% of The Cheesecake Factory restaurant sales for fiscal year 2018.

The Cheesecake Factory menu features approximately 250 items, including items presented on supplemental menus, such as our SkinnyLicious® menu that offers innovative items at 590 calories or less. Our core menu offerings include appetizers, pizza, seafood, steaks, chicken, burgers, small plates, pastas, salads, sandwiches and omelettes, including “Super” food choices and a selection of gluten-free items. Examples of menu offerings include Chicken Madeira, Cajun Jambalaya Pasta, Thai Lettuce Wraps, Avocado Eggrolls, California Guacamole Salad and our Bacon-Bacon Cheeseburger.

Our ability to create, promote and attractively display our unique line of desserts is also important to the competitive positioning and financial success of our restaurants. We offer approximately 50 varieties of proprietary cheesecake and other desserts in our restaurants. Our brand identity and reputation for offering premium desserts results in a significant level of dessert sales, representing approximately 16% of The Cheesecake Factory restaurant sales for fiscal year 2018.

Competitive Positioning

The restaurant industry is comprised of multiple segments, including fine dining, casual dining, fast casual and quick-service. Our restaurants operate in the upscale casual dining segment, which is differentiated by freshly prepared and innovative food, flavorful recipes with creative presentations, unique restaurant layouts, eye-catching design elements and more personalized service. Upscale casual dining is positioned above core casual dining, with standards that are closer to fine dining. We believe that we are a leader in upscale casual dining given the historically high average sales per square foot of our restaurants as compared to others in this segment.

The restaurant industry is highly competitive with respect to menu and food quality, service, access to qualified operations personnel, location, decor and value. We compete directly and indirectly for customer traffic with national and regional casual dining restaurant chains, as well as independently-owned restaurants. In addition, we face competition for customer traffic from fast casual and quick-service restaurants, home delivery services, mobile food service, grocery stores and meal kits that are increasing the quality and variety of their food products in response to customer demand. This increased competition, coupled with an oversupply of restaurants, has driven casual dining industry comparable traffic declines in recent years. This backdrop has made it even more challenging to improve customer traffic. We also compete with other restaurants and retail establishments for quality sites and qualified staff and managers to operate our restaurants. (See Item 1A — Risk Factors — “Our inability to grow comparable restaurant sales could materially adversely affect our financial performance.”)

The key elements that drive our total customer experience and help position us from a competitive standpoint include the following:

Extensive and Innovative Menu. Our restaurants offer one of the broadest menus in casual dining and feature a wide array of flavors with portions designed for sharing. Substantially all of our menu items, except desserts produced at our bakery facilities, are prepared daily at each restaurant using high-quality, fresh ingredients based on innovative and proprietary recipes. We continue to innovate new menu items and new categories of food offerings at our restaurants, such as our SkinnyLicious® menu, “Super” food selections and gluten-free choices, further enhancing the variety and price points offered to our customers. We regularly introduce new and innovative cheesecakes and other baked desserts. In 2018, we launched two new cheesecakes, Very Cherry Ghiradelli® Chocolate and Cinnabon® Cinnamon Swirl, in conjunction with National Cheesecake Day.

We generally update our menus twice each year to respond to evolving customer dining preferences and food trends, as well as to update pricing. Our philosophy is to use price increases to help offset key operating cost increases in a manner that balances protecting both our margins and customer traffic levels. We plan to target menu price increases of approximately 2% to 3% annually going forward, utilizing a market-based strategy to help mitigate cost pressure in higher-wage geographies, and expect near-term increases to be at the higher end of this range.

Value Proposition. We believe our restaurants are recognized by customers for offering value with a large variety of freshly prepared menu items across a broad array of price points and generous portions at moderate prices. The average check for each customer, including beverages and desserts, was approximately $22.60, $21.85 and $21.40 for fiscal 2018, 2017 and 2016, respectively.

Commitment to Excellent Service and Hospitality through the Selection, Training and Retention of High-quality Staff Members. Our mission is to “create an environment where absolute guest satisfaction is our highest priority.” We strive to consistently exceed the expectations of our customers in all aspects of their experiences in our restaurants. One of the most important aspects of delivering a consistent and dependable level of service is having a team of experienced managers who can successfully operate our high-volume, complex restaurants. Our recruitment, selection, training, retention and internal promotion programs are among the most comprehensive in the restaurant industry, helping us to attract and retain qualified staff members who are motivated to consistently provide excellence in restauranteuring and customer hospitality. By providing extensive training, our goal is to encourage our staff members to develop a sense of personal commitment to our core values and culture of excellence. (See “Restaurant Operations, Management and Staffing” below.) Our commitment to people-focused programs and creating a great workplace for all of our staff and managers contributed to The Cheesecake Factory being named in February 2019, for the sixth year in a row, to Fortune magazine’s list of “100 Best Companies to Work For®.”

High-quality, High-Profile Restaurant Locations and Flexible Site Layouts. We target restaurant sites in high-quality, high-profile locations with a balanced mix of retail shopping, entertainment, residences, tourism and businesses. We have the flexibility to design our restaurants to accommodate a wide array of urban and suburban site layouts, including multi-level locations. Our restaurants feature large, open dining areas, high ceilings where available and a contemporary kitchen design. The layouts are flexible, permitting tables and seats to be easily rearranged to accommodate small and large parties, thus permitting more effective utilization of seating capacity. Interior and exterior patio seating, either or both of which are available at approximately 95% of our restaurants, allow for additional customer capacity at a comparatively low occupancy cost per seat. Exterior patio seating is generally available as weather permits. (See “New Restaurant Site Selection and Development” below.)

Distinctive Restaurant Design and Decor. Our restaurants’ distinctive contemporary design and decor create a high-energy, upscale ambiance in a casual setting. We have evolved our restaurants’ design over time to remain current while retaining a similar look and feel to our earlier restaurants. We apply high standards to the maintenance of our restaurants to keep them in “like new” condition.

Integration of our Bakery Operations. The primary role of our bakery operations is to produce innovative, high-quality cheesecakes and other baked desserts for sale at our restaurants and those of our international licensees, which is important to our competitive positioning. Integration of this vital part of our brand gives us control over the creativity and quality of our desserts and is also more profitable than buying from a third party.

New Restaurant Site Selection and Development

The Cheesecake Factory concept has demonstrated success in a variety of layouts (e.g., single or multi-level and varying interior square feet), site locations (e.g., urban or suburban shopping malls, lifestyle centers, retail strip centers, office complexes, entertainment centers and urban street locations — either freestanding or in-line) and trade areas. Accordingly, we intend to continue developing The Cheesecake Factory restaurants in high-quality, high-profile locations that meet our rigorous site standards. We regularly negotiate leases for potential future locations and plan to open as many locations in any given year as there are sites available that meet our site selection criteria. It is difficult for us to precisely predict the timing of our new restaurant openings due to many factors that are outside of our control. (See Item 1A — Risk Factors — “Our inability to secure an adequate number of high-quality sites for future restaurant openings could adversely affect our ability to grow our business.”) We have the flexibility in our restaurant designs to penetrate a wide variety of markets across varying population densities in both existing and new markets. We continue to target approximately 300 Company-owned and operated restaurants domestically over time, as well as the potential for an additional eight to ten locations in Canada depending upon our ability to ultimately achieve the targeted profitability of our initial location.

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

Unit Economics

The operation of high-quality restaurants in premier locations fitting our criteria contributes to the continuing customer appeal of The Cheesecake Factory. This popularity is reflected in our average sales per restaurant and per square foot, which are among the highest of any publicly-held restaurant company.

Average sales per location for The Cheesecake Factory restaurants open for the full year on a 52-week basis were approximately $10.7 million, $10.6 million and $10.7 million for fiscal 2018, 2017 and 2016, respectively. Since each of our restaurants has a customized layout and differs in size, an effective method to measure the unit economics of our sites is by square foot. Average sales per productive square foot (defined as all interior square footage plus seasonally adjusted exterior patio square footage) for restaurants open for the full year on a 52-week basis were approximately $978, $962 and $971 for fiscal 2018, 2017 and 2016, respectively. Fluctuations in both average sales per location and average sales per productive square foot generally track with comparable restaurant sales trends. (See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on comparable restaurant sales.)

We currently lease all of our restaurant locations and utilize capital for leasehold improvements and furnishings, fixtures and equipment (“FF&E”) to build out our restaurant premises. Total costs are targeted at approximately $900 to $1,000 per interior square foot for The Cheesecake Factory restaurants. The construction costs to build our restaurant premises vary depending on a number of factors, including geography, the complexity of our build-out, site characteristics, governmental fees and permits, labor and material conditions in the local market, weather and the amount, if any, of construction contributions obtained from our landlords for structural additions and other leasehold improvements. These costs have trended higher over the past several years due primarily to wage inflation and the availability of trade labor in certain geographies.

In selecting sites for our restaurants, an important objective is to earn an appropriate return on investment. We measure returns using a cash-on-cash return on investment calculated by dividing restaurant-level EBITDA (earnings before interest, taxes, depreciation and amortization and preopening costs) by our cash investment. With restaurant-level EBITDA targeted at 18% on average after entering our comparable sales base, our goal is to achieve an average cash-on-cash return of approximately 20% to 25% for new restaurants. Investing in new restaurant development that meets our return on investment criteria supports achieving a Company-level return on invested capital (“ROIC”) of approximately 15%. There are no guarantees that targeted returns will be achieved.

Our new restaurants typically open with initial sales volumes well in excess of their future run-rate levels. This initial “honeymoon” effect usually results from grand opening publicity and other customer awareness activities that generate higher than usual customer traffic, particularly in new markets. During the three to six months following the opening of new restaurants, customer traffic generally settles into its normal pattern, resulting in sales volumes that gradually adjust downward to their post-opening run-rate level. Additionally, our new restaurants usually require a period of time after reaching normal traffic levels to achieve their targeted restaurant-level operating margins due to cost of sales and labor inefficiencies commonly associated with new, highly complex casual dining restaurants such as ours.

Restaurant Operations, Management and Staffing

Our ability to consistently execute a complex menu offering items prepared daily with high-quality, fresh ingredients in an upscale casual, high-volume dining environment is critical to our overall success. We employ detailed operating procedures, standards, controls, food line management systems and cooking methods and processes to accommodate our extensive menu and to drive sales productivity. However, the successful day-to-day operation of our restaurants remains critically dependent on the ability, dedication and engagement of our General Managers (“GMs”), Executive Kitchen Managers (“EKMs”) and all other management and hourly staff members working at our restaurants. Competition among restaurant companies for qualified management and staff remains very high. (See Item 1A — Risk Factors — “If we are unable to successfully recruit and retain qualified restaurant management and operating personnel in an increasingly competitive market, we may be unable to effectively operate and grow our business and revenues, which could materially adversely affect our financial performance.”)

We believe that the high average sales volumes and popularity of our restaurants allow us to attract and retain high-quality, experienced restaurant-level management and other operational personnel. Each restaurant is generally staffed with one GM, one EKM and an average of six to ten additional kitchen and front-of-the-house managers, depending on the size and sales volume of each restaurant. Our GMs and EKMs possess an average of more than ten years of experience with the Company. This tenure and knowledge drives our high productivity and contributes to our ability to deliver an exceptional customer experience. All newly-recruited restaurant managers complete an extensive training program during which they receive both classroom and on-the-job instruction in areas such as food quality and safety, customer service, financial management, staff relations and safely serving alcohol. Managers continue their development by participating in and completing a variety of training and development activities to assess and further develop their skills and knowledge necessary for upward progression through our management levels. Our GMs regularly meet to receive hands-on training, share best practices and celebrate Company successes, all of which help to foster the unique culture of our brand.

Each restaurant GM reports to an Area Director of Operations (“ADO”) who supervises the operations of seven to nine restaurants within a geographic area. In turn, each ADO reports to one of four Regional Vice Presidents of Restaurant Operations. Our EKMs report to their GMs, but are also supervised by an Area Kitchen Operations Manager responsible for between eight and ten restaurants. Our restaurant field supervision organization also includes our Senior Vice President of Operations, Chief Culinary Officer, an operations services team and our performance development department who are collectively responsible for day-to-day operations, managing new restaurant openings and training for all operational managers and staff.

To enable us to more effectively compete for, and retain, the highest quality restaurant management personnel, we offer an innovative and comprehensive compensation program for our restaurant GMs and EKMs. Each participant receives a competitive base salary and has the opportunity to earn a cash bonus based on quantitative restaurant performance metrics. GMs are also eligible to use a Company-leased vehicle. In addition, we provide a longer-term, equity incentive program to our GMs and EKMs based on their extended service with us in their respective positions and their achievement of certain performance objectives. We believe that these awards encourage our GMs and EKMs to think and act as business owners, assist in retention of restaurant management and align our managers’ interests with those of our stockholders.

Our restaurant GMs are responsible for selecting and training hourly staff members for their respective restaurants. Each restaurant is staffed, on average, with approximately 170 hourly staff members. We require each hourly staff member to participate in a formal training program for his or her respective position in the restaurant, under the supervision of other experienced staff members and restaurant management. We strive to foster enthusiasm and commitment in our staff members, and respect for one another, through daily staff meetings and dedicated time for training. We solicit suggestions concerning restaurant operations and other aspects of our business through an annual engagement survey, GM and workgroup meetings, a website dedicated to receiving staff member input and other means, fostering a highly-engaged workforce.

Our commitment to people-focused programs and creating a great workplace for all of our staff and managers contributed to The Cheesecake Factory being named in February 2019, for the sixth year in a row, to Fortune magazine’s list of the “100 Best Companies to Work For®,” which is published annually based on a culture review and surveys of current staff members to identify and recognize companies that create positive work environments with high employee morale and fulfillment. In 2018, we were also named to the Fortune “100 Best Workplaces for Women®,” “100 Best Workplaces for Diversity®,” and “100 Best Workplaces for Millennials®.” In addition, for the fourth year in a row, Transforming Data into Knowledge (TDn2K)/People Report awarded us the Global Best Practices Award in January 2018, recognizing best overall performance based on restaurant management retention, hourly employee retention, composite diversity, year-over-year improvement and community involvement.

Preopening Costs for New Restaurants

Due to the highly customized and operationally complex nature of our upscale, high-volume concept and the investment we make in properly training our staff to operate our restaurants, our preopening process is more extensive, time consuming and costly than that of many restaurant chains. Preopening costs for a typical restaurant in an established market average approximately $1.7 million to $2.0 million and include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Also included are planned management growth expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities.

Preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant. Preopening costs vary by location depending on a number of factors, including the proximity of our existing restaurants, the size and physical layout of each location, the number of management and hourly staff members required to operate each restaurant, the availability of qualified restaurant staff members, the cost of travel and lodging for different metropolitan areas, the timing of the restaurant opening and the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurant, which may also depend on our landlords obtaining their licenses and permits and completing their construction activities. Preopening costs are generally higher for larger restaurants and initial entry into new markets and lower when we relocate a restaurant within its local market. We usually incur the most significant portion of preopening costs within the two months immediately preceding and the month of a restaurant’s opening. Preopening costs per restaurant will also depend on our ability to leverage planned management growth expenses.

Expansion of Licensed Locations

We currently have licensing agreements with three restaurant operators to develop and operate The Cheesecake Factory® brand restaurants in selected international markets. Our licensees invest their capital to build and operate the restaurants, and we receive initial development fees, site and design fees and ongoing royalties based on our licensees’ restaurant sales. In addition, these licensees purchase bakery products branded under The Cheesecake Factory® mark from us. We project each international licensed location to contribute approximately $0.01 in annual earnings per share (“EPS”), on average, once the location has been in operation for a full year. As of March 4, 2019, our international licensees operated the following The Cheesecake Factory restaurants:

Licensee Location	Restaurant Location	# of Restaurants
Kuwait (1)	Bahrain	1
	Kingdom of Saudi Arabia	2
	Kuwait	3
	Lebanon	1
	Qatar	3
	United Arab Emirates	5
Mexico (2)	Mexico	3
Special Administrative Region of Hong Kong (3)	Chinese Mainland	2
	Special Administrative Region of Hong Kong	1
Total		21

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

As we evaluate other international markets, we will consider opportunities to directly operate certain locations and/or enter into licensing, joint venture or partnership arrangements with established third-party companies. We are selective in our assessment of potential partners and licensees, focusing on well-capitalized companies that have established business infrastructures, expertise in multiple countries, experience in operating upscale casual dining restaurants and sound governance practices. We look to associate with companies who will protect The Cheesecake Factory® brand and operate the concept in a high-quality, consistent manner.

Due to the complexities of opening The Cheesecake Factory restaurants in other countries, including, but not limited to, the selection and design of appropriate sites, construction of our complex restaurant designs, training of licensees’ staff members, approval of supply sources and exportation of our bakery products to new countries, the number and timing of new openings in foreign countries may vary from expectations. (See Item 1A — Risk Factors — “We face a variety of risks and challenges related to our international operations and global brand development efforts that could materially adversely affect our financial performance.”)

Bakery Operations

We own and operate two bakery production facilities, one in Calabasas Hills, California, and one in Rocky Mount, North Carolina. Our facility in California accommodates both production operations and corporate support personnel, while our facility in North Carolina houses production operations and a distribution center. In fiscal 2018, we completed an infrastructure modernization of our California facility.

We produce approximately 70 varieties of proprietary cheesecakes and other baked desserts using high-quality ingredients for The Cheesecake Factory and Grand Lux Cafe restaurants, and for international licensees and third-party customers. Some of our most popular cheesecakes include the Original Cheesecake, Ultimate Red Velvet Cake CheesecakeTM, Godiva® Chocolate Cheesecake, Oreo® Dream Extreme Cheesecake and Salted Caramel. Other popular baked desserts include Chocolate Tower Truffle CakeTM, Carrot Cake, Black-Out Cake and Lemoncello Cream Torte.

The primary role of our bakery operations is to produce innovative, high-quality cheesecakes and other baked desserts for sale at our restaurants and those of our international licensees. Integration of this vital part of our brand gives us control over the creativity and quality of our desserts and is also more profitable than buying from a third party.

We also leverage The Cheesecake Factory brand identity and utilize our bakery production capacity by selling cheesecakes and other baked products to external foodservice operators, retailers and distributors. Current large-account customers include leading national warehouse club operators, foodservice distributors, supermarkets and other restaurants, a national retail bookstore cafe and foodservice operators. We also currently sell a selection of our cakes online and in catalogs domestically through an agreement with an upscale retailer. Items produced for outside accounts are marketed under The Cheesecake Factory Bakery® and The Cheesecake Factory At Home® marks and other private labels and were previously marketed under The Cheesecake Factory® and The Dream Factory® marks.

We also sell baked goods internationally under The Cheesecake Factory Bakery®, The Cheesecake Factory At Home®, The Cheesecake Factory® and The Dream Factory® marks and have entered over 30 countries with our brands. Offering our cheesecakes and other baked desserts internationally is important to our branding, creating awareness and driving demand, not only for bakery products but for the international expansion of our restaurants.

Incremental Growth Opportunities

We are pursuing a number of incremental growth opportunities that would complement the continued domestic and international expansion of The Cheesecake Factory concept.

Investments in North Italia and Flower Child

During fiscal 2016, we entered into a strategic relationship with Fox Restaurant Concepts LLC (“FRC”) with respect to two of its brands, North Italia and Flower Child, that share a number of parallels with us in terms of culture and philosophy:

•            North Italia is a modern interpretation of Italian cooking in the upscale casual dining segment. All dishes are handmade from scratch daily. We see a number of synergistic attributes, including operations and real estate development, as well as significant market opportunity for an on-trend Italian offering.

•            Flower Child is a fast casual concept offering a customizable menu, made fresh from scratch, featuring locally-sourced, all-natural and organic ingredients in salads, plates, bowls and wraps. This is a potential opportunity for us to diversify our portfolio in a strong and growing niche.

FRC, or its affiliates, continues to own the intellectual property, manage day-to-day operations and provide infrastructure support to facilitate the near-term growth of both of these concepts.

We made initial minority equity investments in these concepts during fiscal 2016 and invested additional growth capital during fiscal 2018 and 2017. We plan to make additional growth capital contributions to North Italia and Flower Child in fiscal 2019.We have the right, and an obligation if certain financial, legal and operational conditions are met, to acquire the remaining interest in North Italia in fiscal 2019 and Flower Child in fiscal 2021. Based on North Italia’s current performance, we are likely to acquire the remaining interest in the concept at the end of the third quarter of 2019 and are evaluating financing alternatives. (See Item 1A — Risk Factors — “Our strategic relationship with FRC might not yield the anticipated benefits, and we may lose some or all of our investment, which could materially adversely affect our financial performance.”)

Consumer Packaged Goods

Given the strong affinity for The Cheesecake Factory® brand, in 2017 we began leveraging opportunities in the consumer packaged goods channel. We now partner with third-party manufacturers to offer a variety of products marketed under The Cheesecake Factory At Home® mark in retail stores. These offerings include our Famous “Brown Bread,” coffee creamer, baking mixes, confections and refrigerated puddings. We are actively evaluating other synergistic, on-brand licensing opportunities to add incremental revenue streams to our business.

Internal Development of Social Monk Asian Kitchen, a Fast Casual Concept

In February 2019, we opened the first location of our internally developed fast casual concept, Social Monk Asian Kitchen. Social Monk Asian Kitchen is a fast casual Asian concept with a modern urban feel. The menu features the cuisines of Thailand, Vietnam, Malaysia, Singapore, China, Indonesia and India in made-to-order starters, salads, soups, sandwiches, rice and noodle bowls, classic entrees, vegetables and sides and house-made frozen custard. The restaurant also offers beer and wine. Examples of menu offerings include Crisp Vegetable Spring Rolls, Thai Beef Noodle Salad, Bahn Mi, Crispy Princess Chicken and Dan Dan Noodles. This initial site will allow us to test the concept and evaluate its future potential. (See Item 1A — Risk Factors — “We are selectively pursuing and continue to evaluate developing, investing in or acquiring new restaurant concepts, expansion of The Cheesecake Factory At Home® brand to other retail opportunities and other initiatives which may create risks to our business that could materially adversely affect our financial performance.”)

Other Concepts

In addition to The Cheesecake Factory, we also operate Grand Lux Cafe and RockSugar Southeast Asian Kitchen. At present, we have no plans to open additional locations.

Grand Lux Cafe

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

RockSugar Southeast Asian Kitchen

RockSugar Southeast Asian Kitchen features a Southeast Asian menu and design elements in an upscale casual dining setting. RockSugar Southeast Asian Kitchen showcases the cuisines of Thailand, Vietnam, Malaysia, Singapore, Indonesia and India with approximately 75 dishes served “family-style” to create an atmosphere that encourages sharing and conversation. Examples of menu offerings include Shaking Beef, Thai Basil Cashew Chicken, Ginger Fried Rice and Crispy Samosas. RockSugar Southeast Asian Kitchen also features a full-service bar with an extensive wine list and exotic cocktails and offers freshly-made desserts that infuse traditional French flair into nearly a dozen Asian-influenced items.

Purchasing and Distribution

We strive to obtain quality menu ingredients, bakery raw materials and other supplies and services for our operations from reliable sources at competitive prices and consistent with our sustainability goals. We continually research and evaluate various ingredients and products in an effort to maintain high quality, be responsive to changing consumer tastes and manage costs.

In order to maximize purchasing efficiencies and to provide the freshest ingredients for our menu items while obtaining competitive prices for the required quality and consistency, each restaurant’s management determines the quantities of food and supplies required for their restaurant and orders the items from local, regional and national suppliers based upon specifications established by our corporate office and on terms negotiated by our central purchasing staff. We strive to maintain restaurant-level inventories at a minimum dollar level in relation to sales due to the high concentration and relatively rapid turnover of the perishable produce, poultry, meat, fish and dairy commodities that we use in our operations, coupled with the limited storage space at our restaurants. Independent foodservice distributors, including the largest foodservice distributor in North America, deliver most items multiple times per week to our restaurants.

We purchase food and other commodities for use in our operations, based on market prices established with our suppliers. Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control.  We seek to mitigate the risk of supply shortages and obtain competitive prices by utilizing multiple qualified suppliers for substantially all of our ingredients and supplies.

We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. We continue to evaluate the possibility of entering into similar arrangements for other commodities and also periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. As of the end of fiscal 2018, we had no hedging contracts in place. We may or may not have the ability to increase menu prices, or vary menu items, in response to food commodity price increases. (See Item 1A — Risk Factors — “Our inability to anticipate and react effectively to changes in the costs of key operating resources may increase our cost of doing business, which may materially adversely affect our financial performance.”)

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

Our restaurant point of sale and back-office systems provide information regarding daily sales, cash receipts, inventory, food and beverage costs, labor costs and other controllable operating expenses. We offer online ordering for to-go sales in all of our The Cheesecake Factory restaurants, and our point of sale system is integrated with our delivery provider to drive efficiencies in the restaurants and enhance the customer delivery experience. We offer a mobile payment application, CakePay®, which provides convenience to our customers, enabling them to complete the payment process at any time during their dining experience using their mobile device. We utilize a customer satisfaction measurement platform that leverages the “Net Promoter Score” methodology at all of our restaurants. The data and analytics provided by this software provide us with actionable insights to better understand what customer experience opportunities should be addressed, while reinforcing positive staff behaviors.

Our kitchen management system provides automated routing and cook line balancing, and synchronizes order completion, ticket time and cook time data, promoting more efficient levels of labor and productivity without sacrificing quality. We leverage our recipe viewer system to ensure timely and accurate recipe updates, and to provide instructional media content and detailed procedures enabling our staff to consistently prepare our highly-complex, diverse menu across all locations. We utilize a web-based labor scheduling solution to enhance scheduling precision and staff satisfaction. We also employ a web-based notification and tracking solution to contact our restaurants and monitor progress in the event of a needed product withdrawal or recall.

Restaurant hardware and software support for all of our concepts is provided by both our internal support services team at our corporate center as well as third-party vendors for remote and on-site restaurant support. Each restaurant has a private high-speed wide area connection to send and receive critical business data as well as to access web-based applications securely. We implemented a failover capability whereby a secondary public circuit is used to automatically establish a secure connection to our private network if the primary connection becomes unavailable. We employ modern restaurant switching and routing technology that allows us to leverage and support contemporary security standards and practices and employ wireless capability for a variety of mobile uses. All of our core and critical applications are housed in an external tier 3 data center. To mitigate business interruptions, we utilize a disk-based data backup and replication infrastructure between our onsite and external data centers so all data is replicated nightly between the two sites.

We employ a multi-discipline security incident response plan to recognize, manage and resolve cybersecurity threats, and require cybersecurity awareness training for all staff members who have access to our cyber systems. We also maintain cyber risk insurance coverage to further reduce our risk profile. Security of our financial data and other sensitive information remains a high priority for us, led by our information technology department in conjunction with an interdepartmental information security council representing all of our key functional areas. We utilize a private key infrastructure ensuring only trusted devices can access our network and require secure sockets layer (SSL) certificates for access to sites outside of our network. Also, in an effort to further secure our customers’ credit card information, we employ a robust encryption and tokenization platform for all credit card transactions in our restaurants, ensuring that no credit card data is stored in our internal systems. This includes equipment that can also process smart payment cards, commonly referred to as EMV (Europay, Mastercard, Visa). (See Item 1A — Risk Factors — “Information technology system failures or breaches of our network security could interrupt our operations and subject us to increased operating costs, as well as to litigation and other liabilities, any of which could materially adversely affect our financial performance.”)

Marketing and Advertising

We rely on our reputation, as well as our high-profile locations, media exposure and positive “word of mouth,” to maintain and grow market share rather than focusing on traditional paid advertising through television, radio or print, or using significant discounting. We utilize a social media and digital marketing strategy that allows us to engage regularly with our customers outside of our restaurants, including communication on Facebook®, Twitter®, Pinterest®, Instagram® and other social media platforms, Google search advertising and direct email to customers. (See Item 1A — Risk Factors — “Any inability to effectively use and manage social media could harm our marketing efforts as well as our reputation, which could materially adversely affect our financial performance.”)

Public relations is another important aspect of our marketing approach, and we frequently appear on local and national television in connection with a variety of promotional opportunities, such as National Cheesecake Day, to perform cooking demonstrations and other brand-building exposure. We generated approximately four billion media impressions in fiscal 2018 at minimal cost to us. We partner with several premiere third-party gift card distributors, contributing to our brand awareness and gift card sales. We also attempt to build awareness and relationships with retailers located in the same developments, shopping center operators, local hotel concierges, neighborhood groups and others in the community. For restaurants opening in new markets, we strive to obtain local television, radio station and newspaper coverage in order to benefit from publicity at low or no cost. At times, we also engage in marketing and advertising opportunities in selective local markets. In addition, we partner with our third-party delivery provider and consumer packaged goods licensees on co-branded marketing campaigns.

Our international licensees are committed to opening each new restaurant with marketing that can be comprised of a mix of elements including print, billboards, digital and radio. We maintain final approval of our licensees’ marketing campaigns and social media posts to promote consistency in the look and feel of marketing efforts including our brand, domestically and abroad.

Seasonality and Quarterly Results

While seasonal fluctuations generally do not have a material impact on our quarterly results, year-over-year comparison of our quarterly results can be significantly impacted by the number and timing of new restaurant openings and associated preopening costs, the calendar days of the week on which holidays occur, the impact from inclement weather and other climatic conditions, the additional week in a 53-week fiscal year and other variations in revenues and expenses. Because of these and other factors, our financial results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Food Safety and Quality Assurance

Our food safety processes and systems are designed to mitigate the risk of contamination and illness and to ensure compliance with regulatory requirements as well as industry standards. We continuously seek to improve our food safety and sanitation policies and procedures. Our work and management processes are verified by routine internal and third-party health inspection audits and regulatory agency inspections. In addition, our bakery facilities are Safe Quality Food (SQF) certified in alignment with the Global Food Safety Initiative’s Global Markets Program.

In selecting suppliers, we look for key performance indicators relating to sanitation, operations and facility management, good manufacturing and agricultural practices, product protection, recovery and food security. In addition to measuring and testing food safety and security practices, we strive to ensure that all our food suppliers have annual food safety and quality system audits. Our restaurants and bakery facilities also follow regulatory guidelines required for conducting and managing ingredient and product traceability. We utilize a web-based notification and tracking solution to efficiently contact our restaurants and monitor our progress in the event of a product withdrawal or recall. (See Item 1A — Risk Factors — “Concerns relating to food safety, food-borne illness, pandemics and other diseases could reduce customer traffic to our restaurants, or cause us to be the target of litigation, which could materially adversely affect our financial performance.”)

Government Regulation

We are subject to numerous federal, state, local and foreign laws affecting our business. Each of our restaurants is subject to licensing and regulation by a number of government authorities, which may include alcoholic beverage control, health, sanitation, environmental, labor, immigration, zoning and public safety agencies. We are also subject to various environmental regulations, including water usage, sanitation disposal and transportation mitigation.

Our international business exposes us to additional regulations, including antitrust and tax requirements, anti-boycott legislation, import/export and customs regulations and other international trade regulations, privacy laws, the USA Patriot Act and the Foreign Corrupt Practices Act.

As a provider of food products, we are subject to a comprehensive regulatory framework that governs the manufacture (including composition and ingredients), labeling, packaging and safety of food in the United States (“U.S”), including the Federal Food, Drug and Cosmetic Act, the Public Health Security and Bioterrorism Preparedness Response Act of 2002, the Federal Food Safety Modernization Act and regulations concerning nutritional labeling under the Patient Protection and Affordable Care Act of 2010. (See Item 1A — Risk Factors — “Our inability to respond appropriately to changes in consumer health and disclosure regulations, and to adapt to evolving consumer dining preferences could negatively impact our operations and competitive position, which could materially adversely affect our financial performance.”)

In order to serve alcoholic beverages in our restaurants, we must comply with alcoholic beverage control regulations which require each of our restaurants to apply to a state or other governmental alcoholic beverage control authority for licenses and permits to sell alcoholic beverages on the premises. In addition, we are subject to dram shop statutes in most of the jurisdictions in which we operate, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. To help mitigate this risk, we carry liquor liability coverage as part of our existing comprehensive general liability insurance.

Various federal, state, local and foreign laws govern our operations and our relationships with our staff members, including such matters as minimum wages, breaks, scheduling, exempt classifications, equal pay, overtime, tip credits, fringe benefits, leaves, safety, working conditions, provision of health insurance and citizenship or work authorization requirements. In California, we are subject to the Private Attorneys General Act (“PAGA”) which authorizes employees to file lawsuits to recover civil penalties on behalf of themselves, other employees and the State of California for labor code violations. We must also comply with local, state and federal laws protecting the right to equal employment opportunities and prohibiting discrimination and harassment in the work place. We have enhanced our training and awareness programs in these areas and plan to further expand this training curriculum in fiscal 2019. We are also subject to the regulations of the Department of Homeland Security, the U.S. Citizenship and Immigration Services and U.S. Immigration and Customs Enforcement.

Our facilities must comply with applicable requirements of the Americans with Disabilities Act of 1990 (“ADA”) and related federal, state and foreign statutes which prohibit discrimination on the basis of disability with respect to public accommodations and employment. Under the ADA and related state and local laws, we take steps to make our new or significantly remodeled restaurants, our corporate and bakery facilities and our websites readily accessible to disabled persons. We make reasonable accommodations for the employment of disabled persons as required by applicable laws.

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

(See Item 1A — Risk Factors — “Changes in, or any failure to comply with, applicable laws or regulations could materially adversely affect our ability to operate our restaurants and/or increase our cost to do so, which could materially adversely affect our financial performance.”)

Trade Names, Trademarks and Other Intellectual Property

We own various types of intellectual property and have applied to register trade names, logos, service marks, trademarks and copyrights (collectively, “Intellectual Property”) in the United States, Canada and in additional countries throughout the world in various categories, including without limitation, restaurant services and bakery goods. We regard our Intellectual Property, including without limitation “The Cheesecake Factory,” “Grand Lux Cafe,” “RockSugar Southeast Asian Kitchen,” “Social Monk Asian Kitchen,” “The Cheesecake Factory Bakery,” and “The Cheesecake Factory At Home”, as well as our trade dress, as having substantial value and as being important to our marketing efforts. Our policy is to pursue registration of our important Intellectual Property whenever commercially feasible and to vigorously oppose infringements of our Intellectual Property. The duration of Intellectual Property registrations varies from country to country, and we have not registered all of our trademarks in every country in which we now or in the future may do business. However, registrations of Intellectual Property are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained. We have also registered various internet domain names, including, without limitation, “www.thecheesecakefactory.com,” “www.grandluxcafe.com,” “www.rocksugarkitchen.com,” “www.socialmonk.com” and “www.thecheesecakefactorybakery.com,” as well as derivations of these and other domain names to include international country codes. (See Item 1A — Risk Factors — “Our failure to adequately protect our intellectual property could materially adversely affect our financial performance.”)

Charitable Giving

The Cheesecake Factory Oscar and Evelyn Overton Charitable Foundation (“Foundation”) was created as a means to give back to the communities that our restaurants serve, as well as to unite our staff members in charitable causes. Since the inception of its annual Invitational Charity Golf Tournament, the Foundation has raised $3.4 million, including $0.3 million in fiscal 2018, for the City of Hope Comprehensive Cancer Center, a leading research and treatment center for cancer, diabetes and other life-threatening diseases in Southern California.

In fiscal 2018, over 3,000 of our staff members volunteered their time to the Foundation to serve holiday meals to low-income individuals and families in 13 Salvation Army centers across the United States at our annual Thanksgiving Day Feast. Additionally, the Foundation provides sponsorships for teams of our staff members who work directly with non-profit organizations in their communities supporting a variety of local and national initiatives.

In addition to the efforts of the Foundation, the Company directly participates in a variety of charitable endeavors.  Through the nationwide Harvest Food Donation Program, we regularly donate surplus food from our restaurants to local food rescue operations for distribution to soup kitchens and shelters. Since the program’s inception in 2007, we have donated more than 4.7 million pounds of food, including approximately 445,000 pounds in fiscal 2018.

We also contribute to Feeding America®, the nation’s largest domestic hunger-relief organization, through specially-designated cheesecake sales, periodic meal donation campaigns in conjunction with our delivery provider and participation in Feeding America’s annual campaign to bring awareness to and help fight domestic hunger by donating peanut butter to local food banks. In fiscal 2018, we donated $0.2 million to Feeding America through sales of our Very Cherry Ghirardelli® cheesecake, bringing our total contributions to $4.6 million over the past eleven years. Nationwide in fiscal 2018, our staff members collected approximately 267,000 pounds of peanut butter for donation to Feeding America’s annual campaign.

Additionally, we partner with the California Community Foundation to provide a method for our staff members to assist other staff members in need through our The Cheesecake Factory “HELP” fund.

Sustainability

We strive to achieve excellence and quality in everything we do. As a part of this commitment, we continue to develop a sustainability program that is aligned with our culture and values, is operationally feasible given the complexity of our restaurants and is financially responsible. We regularly examine all aspects of our business in an effort to identify, create and implement meaningful and sustained change.

For more information, please visit the “Sustainability” and “Sustainable Sourcing” pages on our website at www.thecheesecakefactory.com. The contents of our website are not incorporated by reference into this Form 10-K.

Employees

As of January 1, 2019, we employed approximately 38,700 staff members, of which approximately 37,600 worked in our restaurants, approximately 650 worked in our bakery operations and approximately 450 worked in our corporate center and restaurant field supervision organization. Our staff members are not covered by any collective bargaining agreements, and we consider our relations with our staff members to be favorable. Our commitment to people-focused programs and creating a great workplace for all of our staff and managers contributed to The Cheesecake Factory being named in February 2019, for the sixth year in a row, to Fortune magazine’s list of “100 Best Companies to Work For®,” among other human resources awards.

Executive Officers of the Registrant

David Overton, age 72, serves as our Chairman of the Board and Chief Executive Officer. Mr. Overton co-founded our predecessor company in 1972 with his parents, Oscar and Evelyn Overton. He is also a founding member and director of our Foundation.

David M. Gordon, age 54, was appointed President of the Company in February 2013. Mr. Gordon joined our Company in 1993 as a Manager and held operational positions, including General Manager, Area Director of Operations, Regional Vice President and Chief Operating Officer prior to his appointment as President. He is also a director of our Foundation.

Matthew E. Clark, age 49, was appointed Executive Vice President and Chief Financial Officer in 2017. Mr. Clark joined our Company in 2006 as Vice President of Strategic Planning and most recently oversaw the strategy, financial planning, treasury and risk management functions as Senior Vice President, Finance and Strategy. Earlier in his career, Mr. Clark held a number of finance positions of increasing responsibility at Groupe Danone, Kinko’s and The Walt Disney Company. He is also an advisory director of our Foundation.

Keith T. Carango, age 57, serves as President of The Cheesecake Factory Bakery Incorporated, our bakery subsidiary. Mr. Carango joined our bakery operations in 1996 to lead manufacturing, and provide continuous improvement to the bakery operation. In his most recent role of Senior Vice President and Chief Operating Officer, he oversaw strategic planning, supply chain, manufacturing, distribution, human resources, quality assurance and finance. Prior to joining the Company, he held manufacturing and finance roles at Frito-Lay, Inc. and Prince Foods.

Scarlett May, age 52, serves as our Executive Vice President, General Counsel and Secretary. Ms. May joined our Company in 2018, from Brinker International, Inc., where she served as Senior Vice President, General Counsel and Secretary. Prior to that, she was Senior Vice President, Chief Legal Officer and Secretary for Ruby Tuesday, Inc. following her earlier career in private practice.

ITEM 1A.                                       RISK FACTORS

An investment in our common stock involves risks and uncertainties. In addition to the information contained elsewhere in this Annual Report on Form 10-K and other filings that we make with the SEC, you should carefully read and consider the risks described below before making an investment decision. The occurrence of any of the following risks could materially harm our business, operating results, earnings per share, financial position, cash flows and/or the trading price of our common stock (individually and collectively referred to as our “financial performance.”) In addition, our actual financial performance could vary materially from any results expressed or implied by forward-looking statements contained in this report, in any of our other filings with the SEC and other communications by us, both written and oral, depending on a variety of factors, including the risks and uncertainties described below. It is not possible for us to predict all possible risk factors or the impact these factors could have on us or the extent to which any one factor, or combination of factors, may materially adversely affect our financial performance.

Risks Related to Our Financial Performance

The impact global and domestic economic conditions have on consumer discretionary spending could negatively impact our financial performance.

Dining out is a discretionary expenditure that historically has been influenced by domestic and global economic conditions. These conditions include, but may not be limited to: unemployment, general and industry-specific inflation, consumer confidence, consumer purchasing and saving habits, credit conditions, stock market performance, home values, population growth, wage rates and tax policy. Material changes to governmental policy related to domestic and international fiscal concerns, and/or changes in central bank policies with respect to monetary policy, also could affect consumer discretionary spending. Any factor affecting consumer discretionary spending may influence customer traffic in our restaurants and average check, thus potentially having a material impact on our financial performance.

Our inability to grow comparable restaurant sales could materially adversely affect our financial performance.

We strive to increase comparable restaurant sales by improving customer traffic trends and growing average check. Changes in customer traffic and average check may be impacted by a variety of factors, including, without limitation: macroeconomic conditions that impact consumer discretionary spending; perception of our concepts’ offerings in terms of quality, price, value and service; increased competition; changes in consumer eating habits; the evolving retail landscape, which is becoming increasingly influenced by technology and a growing consumer preference for convenience, value and experience;  adverse weather conditions; demographic, economic and other adverse changes in the trade areas in which our restaurants are located and changes in the regulatory environment.

We compete directly and indirectly for customer traffic with national and regional casual dining restaurant chains, as well as independently-owned restaurants. In addition, we face competition for customer traffic from fast casual and quick-service restaurants, home delivery services, mobile food service, grocery stores and meal kits that are increasing the quality and variety of their food products in response to customer demand. This increased competition, coupled with an oversupply of restaurants, has driven casual dining industry comparable traffic declines in recent years. This backdrop has made it even more challenging to improve customer traffic. We believe that many consumers remain focused on value and if our competitors, many of whom have significantly greater resources to market aggressively to customers, are able to promote and deliver a higher degree of perceived value, our customer traffic could suffer.

We utilize menu price increases to help offset inflation of key operating costs. However, our menu price increases may be insufficient to entirely absorb or offset increased costs and, if not accepted by customers, menu price increases could result in reduced customer traffic.

Our menu mix could be materially adversely affected if our customers purchase fewer menu items or lower cost menu items in order to reduce their check spend. Unfavorable menu mix shifts could reduce average check, negatively impacting our ability to grow comparable restaurant sales.

If our efforts to grow comparable restaurant sales are not successful, the effect, over time, would be to spread costs across a lower level of sales, which could materially adversely affect our financial performance.

If we are unable to protect our reputation, the value of our brands and sales at our restaurants may be negatively impacted, which may materially adversely affect our financial performance.

Our greatest asset is the value of our brands, which is directly linked to our reputation. We must protect our reputation in order to continue to be successful and to grow the value of our brands domestically and internationally.

Negative publicity directed at any of our brands, regardless of factual basis, such as, relating to food quality, restaurant facilities, customer complaints or litigation alleging injury or food-borne illnesses, food tampering or contamination or poor health inspection scores, sanitary or other issues with respect to food processing by us or our suppliers, the condition of our restaurants, labor relations, any failure to comply with applicable regulations or standards, allegations of harassment, politically motivated accusations or other negative publicity, could damage our reputation. These concerns are exacerbated by the speed with which negative information may now be disseminated through social media. (See Item 1A — Risk Factors — “Any inability to effectively use and manage social media, could harm our marketing efforts as well as our reputation, which could materially adversely affect our financial performance”). Negative publicity about us could harm our reputation and damage the value of our brands, which could materially and adversely affect our financial performance.

We are experiencing significant labor cost inflation. If we are unable to offset higher labor costs, our cost of doing business will materially adversely impact our financial performance.

Increases in minimum wages and minimum tip credit wages, extensions of personal and other leave policies, other governmental regulations affecting labor costs and a diminishing pool of potential staff members when the unemployment rate falls and legal immigration is restricted, especially in certain localities, could significantly increase our labor costs and make it more difficult to fully staff our restaurants, either of which could materially adversely affect our financial performance.

We operate in many jurisdictions where the minimum wage, other mandated benefits and labor, wage and hour laws, require significantly more from employers than what is required under United States federal requirements. Some jurisdictions allow tipped staff members to be paid a lower tip credit wage that is supplemented by gratuities paid by customers. Many jurisdictions, including the United States federal and state governments, either have or plan to significantly increase their minimum wage, tip credit wage and other benefits requirements. In addition to increasing the overall wages paid to our minimum wage and tip credit wage earners, these increases create pressure to increase wages and other benefits paid to other staff members who, in recognition of their tenure, performance, job responsibilities and other similar considerations, historically received a rate of pay exceeding the applicable minimum wage or minimum tip credit wage. Because we employ a large workforce, minimum wage and tip credit wage increases, as well as expanding benefits mandates, have a particularly significant impact on our labor costs. Our vendors, contractors and business partners are similarly impacted by wage and benefit cost inflation, and many have or will increase their price for goods, construction and services in order to offset their increasing labor costs. We expect these trends will continue as minimum wages and minimum tip credit wages continue to rise and other benefits are mandated.

Our labor expenses include a significant amount of costs related to our self-insured health, pharmacy and dental benefit plans. Health care costs continue to rise and are especially difficult to project, as well as very expensive new specialty pharmaceutical products. Material increases in costs associated with medical claims, or an increase in the severity or frequency of such claims, may cause health care costs to vary substantially from quarter-to-quarter and year-over-year. We offer a variety of health plans to our staff members, including lower cost high deductible health plans, with an option for participants to contribute to a personal health savings account. However, given the unpredictable nature of actual health care claims trends, including the severity or frequency of claims, in any given year our health care costs could significantly exceed our estimates, which could materially adversely affect our financial performance.

A great deal of uncertainty exists with respect to the future of the Patient Protection and Affordable Care Act as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (the “PPACA”) and such uncertainty makes planning difficult year over year. Any significant changes to the healthcare insurance system, including a further dismantling of the PPACA in whole or in part and/or implementation of a supplementary and/or replacement healthcare insurance system, could impact our healthcare costs. Material increases in healthcare costs could materially adversely affect our financial performance.

While we try to offset labor cost increases through price increases, more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that these efforts will be successful. If we are unable to effectively anticipate and respond to increased labor costs, our financial performance could be materially adversely affected.

Our inability to anticipate and react effectively to changes in the costs of key operating resources may increase our cost of doing business, which may materially adversely affect our financial performance.

We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. We continue to evaluate the possibility of entering into similar arrangements for other commodities and also periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. Although these vehicles may be available to us, as of the end of fiscal 2018, we had chosen not to enter into any hedging contracts due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors. Commodities for which we have not entered into contracts can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Commodities we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs and varying global demand.

While we strive to engage in a competitive bidding process for our principal commodity, supply, service and equipment requirements, because certain of these products and services may only be available from a few vendors or service providers, we may not always be able to do so. Because of this lack of competition, we may be vulnerable to excessive price demands, especially as they relate to the cost of products or services that are critical to our operations or profitability.

Certain products and ingredients commonly used in food preparation have recently come under scrutiny for possibly posing social and environmental risks, such as from an animal welfare and sustainability perspective. We have identified some of these products and ingredients in our supply chain and have adopted a comprehensive Sustainable Sourcing Policy under which we commit to a buying preference in our supply by 2025, or sooner where practicable, for products and ingredients that are sustainably grown and harvested and which do not have negative social impact, and for products from animals that are humanely raised and processed (“sustainable products”). While we are committed to implementing these changes in as timely and commercially feasible manner as possible, there is a risk that some of our products or ingredients may become the subject of adverse media attention before we are able to do so, regardless of factual basis. Additionally, while we make significant efforts to ensure we will have a sufficient ongoing supply of sustainable products at a reasonable cost, since there is currently a smaller market for certain of these products, they may be especially susceptible to cost volatility and supply fluctuations. We cannot be certain that our supply and cost mitigation efforts or commitment to purchase sustainable products will be successful.

Our international licensees are also subject to commodity price fluctuations. While they too employ strategies to mitigate the impact these fluctuations have on their business, neither we nor they can be assured such strategies will be successful. Commodity price fluctuations could impede our international licensees’ profitability and hamper their ability to grow, which could negatively impact our ability to expand our brand internationally.

For all of these reasons, our financial performance could be materially adversely affected if we are unable to anticipate and effectively respond to increases in our operating costs.

Our financial performance could be materially adversely affected if we fail to retain, or effectively respond to a loss of, key executives.

The success of our business continues to depend in critical respects on the contributions of David Overton, our founder, Chairman of the Board and Chief Executive Officer, and other senior executives of the Company. The departure of Mr. Overton or other senior executives for any reason could have a material adverse effect on our business and long-term strategic plan. We have a succession plan that includes short-term and long-term planning elements intended to allow us to successfully continue operations should any of our senior management become unavailable to serve in their respective roles. However, there is a risk that we may not be able to implement the succession plan successfully or in a timely manner or that the succession plan will not result in the same financial performance we currently achieve under the guidance of our existing executive team.

If we are unable to successfully recruit and retain qualified restaurant management and operating personnel in an increasingly competitive market, we may be unable to effectively operate and grow our business and revenues, which could materially adversely affect our financial performance.

We must continue to attract, retain and motivate a sufficient number of qualified management and operating personnel to maintain consistency in the quality of our restaurants, both domestically and internationally. Qualified management and operating personnel are currently in high demand. If we are unable to attract and retain qualified people, our restaurants could be short staffed, we may be forced to incur overtime expenses, and our ability to operate and expand our concepts effectively could be limited, any of which could materially adversely affect our financial performance.

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

If a pathogen, such as Ebola, “mad cow disease,” “SARS,” “swine flu,” avian influenza, norovirus or other virus or bacteria, such as salmonella or E.coli, or if parasites or other toxins infect the food supply (or are believed to have infected the food supply), the demand for and availability and price of certain food items may be adversely impacted. Additionally, if our customers or staff members become infected with a pathogen which was actually or claimed to be contracted at our restaurants, customers may avoid our restaurants and/or it may become difficult to adequately staff our restaurants. Any adverse food safety occurrence may result in litigation against us. Although we carry liability and other insurance coverage to mitigate costs we may incur as a result of these risks, not all risks of this nature are fully insurable and, even if insured, the negative publicity associated with such an event could damage our reputation and materially adversely affect our financial performance.

In addition to selling products throughout the world through various distribution channels, including, without limitation, supermarkets, mass market retailers, club stores and various other food service and retail channels, our two bakery facilities are the only sources of most of our baked desserts to our restaurants. If any of our bakery products becomes subject to a product recall or market withdrawal, whether voluntary or involuntary, our costs to conduct such recall or market withdrawal could be significant, restaurant sales as well as third-party sales of bakery product could be negatively impacted and our reputation could be damaged, any of which could materially adversely affect our financial performance.

In addition, any adverse food safety event could result in mandatory or voluntary product withdrawals or recalls, regulatory and other investigations, and/or criminal fines and penalties, any of which could disrupt our operations, increase our costs, require us to respond to findings from regulatory agencies that may divert resources and assets, and result in potential civil fines and penalties as well as other legal action, any of which could materially adversely affect our financial performance.

Information technology system failures or breaches of our network security could interrupt our operations and subject us to increased operating costs, as well as to litigation and other liabilities, any of which could materially adversely affect our financial performance.

We rely heavily on our in-restaurant and enterprise-wide computer systems and network infrastructure across our operations (“Cyber Environment”), which could be vulnerable to various risks. The efficient management of our operations depends upon our ability to protect our Cyber Environment against damage from physical theft, casualties such as fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, denial of service attacks, viruses, worms, malware, breaches of the algorithms we and our third-party service providers use to encrypt and protect data, including customer transaction and credit card data, and other malicious or disruptive events (collectively, “security incidents”). We employ both internal resources and external consultants to conduct auditing and testing for weaknesses in our Cyber Environment to reduce the likelihood of any security incident. In addition, we developed a multi-discipline security incident response plan to help ensure that our executives are fully and accurately informed and manage, with the help of content experts, the discovery, investigation and auditing of, and recovery from any security incidents. However, we can provide no assurance that these measures will be successful in preventing losses in the event of a security incident.

Our international licensees have access to certain elements of our intellectual property within their Cyber Environment and may not have developed adequate processes to secure their Cyber Environments against a security incident and may not maintain robust discovery, investigation, auditing or recovery protocols, or have the ability to promptly and effectively respond to a security incident. Available cyber-risk insurance coverage and policy limits may not adequately cover or compensate us in the event of a security incident. Our financial performance may be materially adversely affected if our operations are interrupted by a security incident from which we are not able to promptly and fully recover, if any cyber-risk insurance is unable to fully address our losses and/or if we become subjected to litigation or regulatory action because of such an incident.

Our inability to maintain a secure environment for customers’ and staff members’ personal data could harm our reputation and result in litigation against us, which could materially adversely affect our financial performance.

We receive and maintain certain personal information about our customers and staff members. For example, we transmit confidential credit card information in connection with credit card transactions, and we are required to collect and maintain certain personal information in connection with our employment practices, including the administration of our benefit plans. Our collection and use of this information may be regulated by U.S. federal, state and local and foreign laws and regulations. If a security incident were to occur involving loss of or inappropriate access to or dissemination of such personal information, we may become liable under applicable law for damages (including statutory damages) and incur penalties and other costs to remedy such an incident. Depending on the facts and circumstances of such an incident, these damages, penalties and costs could be significant and may not be covered by insurance or could exceed our applicable insurance coverage limits. Such an event also could harm our reputation and result in litigation against us. Any of these results could materially adversely affect our financial performance.

Our ability to accept credit cards as a form of payment depends on us remaining compliant with standards set by the PCI Security Standards Council (PCI). These standards require certain levels of Cyber Environment security and procedures to protect our customers’ credit card and other personal information. We continue to evaluate additional security enhancements and have implemented end-to-end encryption and tokenization technology, public key infrastructure that only permits known computing assets access to our network and Intrusion Detection and Intrusion Prevention (IDS/IPS) that scans data in transit detecting and preventing the execution of harmful code. However, we can provide no assurance that our security measures will be successful in the event of an attempted or actual security incident. If these security measures are not successful, we may become subject to litigation or the imposition of regulatory penalties, which could result in negative publicity and significantly harm our reputation, either of which could materially adversely affect our financial performance.

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

We currently lease all of our restaurant premises and, although we may consider other arrangements, we currently plan to continue to lease our restaurant locations in the future. Some of our leases have terms that will expire in the next few years and beyond. Many of these leases include renewal options; some do not. While lease expirations allow us to opportunistically evaluate the possibility of relocating certain restaurants to higher quality sites and trade areas over time, doing so may involve additional costs, such as increased rent and other expenses related to renegotiating the terms of occupancy of an existing lease, and the costs to relocate and develop a replacement restaurant if we choose not to renew a lease, or are unable to do so, on favorable terms in a desirable location. In addition, we may elect to terminate certain leases prior to their expiration dates, and we may be unable to negotiate favorable terms for such early terminations. Additional costs related to expiring restaurant lease terms, our inability to terminate certain restaurant leases under favorable terms or the unavailability of suitable replacement locations could materially adversely affect our financial performance.

Any inability to effectively use and manage social media could harm our marketing efforts as well as our reputation, which could materially adversely affect our financial performance.

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

Our marketing strategy includes an emphasis on social media. As social media continues to grow in popularity, many of our competitors have expanded and improved their use of social media, making it more difficult for us to differentiate our social media messaging. As a result, we need to continuously innovate and develop our social media strategies.

If we do not appropriately use and manage our social media strategies, our marketing efforts in this area may not be successful, and any failure to effectively respond to negative or potentially damaging social media, whether accurate or not, could damage our reputation, which could materially adversely affect our financial performance.

Our failure to adequately protect our intellectual property could materially adversely affect our financial performance.

We own and have applied to register trade names, logos, service marks, trademarks, copyrights and other intellectual property (collectively, “Intellectual Property”), including The Cheesecake Factory®, The Cheesecake Factory Bakery®, The Cheesecake Factory At Home® Grand Lux Cafe®, Rock Sugar Pan Asian Kitchen®, RockSugar Southeast Asian Kitchen®, and Social Monk Asian KitchenTM in the United States and in additional countries throughout the world. Our Intellectual Property is valuable to our business and requires continuous monitoring to protect. We regularly and systemically search for misappropriations of our Intellectual Property and seek to enforce our rights whenever appropriate to do so; however, we cannot be assured of success in every case and cannot possibly find all infringing uses of our Intellectual Property. Furthermore, we have not registered all of our Intellectual Property throughout the world, as doing so may not be feasible because of associated costs, various foreign trademark law prohibitions or registrations by others. Our failure or inability to protect our Intellectual Property worldwide could limit our ability to globally expand our brand.

Our inability to effectively protect our Intellectual Property domestically or internationally could cause our customers to believe lesser quality products or services are ours, may reduce the capacity of our Intellectual Property to uniquely identify our products and services and/or may limit our ability to globally expand our brand, any of which could materially adversely affect our financial performance.

We face a variety of risks and challenges related to our international operations and global brand development efforts that could materially adversely affect our financial performance.

International operations have a unique set of risks and challenges that differ from country to country, and can include, among other risks, political instability, governmental corruption, social, religious and ethnic unrest, anti-American sentiment, delayed and potentially less effective ability to respond to a crisis occurring internationally, changes in global economic conditions (such as currency valuation, disposable income, climate change, unemployment levels and increases in the prices of commodities and labor), the regulatory environment, immigration, labor and pension laws, income and other taxes, consumer preferences and practices, as well as changes in the laws and regulations governing foreign investment, joint ventures or licensing arrangements in countries where our restaurants or licensees are located and local import controls.

Operations at our international Company-owned and licensed restaurants may be negatively affected by factors outside of our control, including, but not limited to:

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

•                  differences, changes or uncertainties in economic, regulatory, legal, immigration, social, climatic, and political conditions, including the possibility of terrorism, social unrest, trade embargos and/or trade restrictions, which may result in periodic or permanent closure of foreign restaurants, affect our ability to supply our international restaurants with necessary supplies and ingredients and affect international perception of our brand;

•                  foreign currency exchange rate fluctuations; and

•                  currency fluctuations, trade restrictions, taxes or tariffs adversely affecting our or our licensees’ ability to import goods from the United States and other parts of the world that are required for operating our branded restaurants, including our cakes which are wholly manufactured in the United States.

Our international licensees are authorized to operate The Cheesecake Factory® restaurant concept in licensed trade areas using certain of our Intellectual Property, including our proprietary systems. We provide extensive and detailed training to our licensees so their staff members may be able to effectively execute our operating processes and procedures and periodically audit their performance and adherence to our requirements. However, because we do not operate these restaurants directly, we can provide no assurance that our licensees will adhere to our operating standards to the same extent as we would.

If we or our licensees fail to effectively operate our international restaurants, or if we or they fail to receive an adequate return on investment, and these difficulties are attributed to us or our brand, our reputation and brand value could be harmed, our revenues from these restaurants could be diminished and our international growth may be slowed, any of which could materially adversely affect our financial performance.

In order to support our international expansion, our bakeries supply certain of our bakery products to our branded international restaurants. In order to supply bakery products to restaurants in other countries, we may be required to adapt certain recipes to eliminate locally prohibited ingredients, comply with labeling requirements that differ from those in the United States and maintain certifications required to export to such countries. In addition, unexpected events outside of our control, such as, without limitation, trade restrictions, import and export embargos, governmental shutdowns and disruptions in shipping, may affect our ability to transport adequate levels of our bakery products to our or our licensee’s international restaurants, for which we are the sole source of supply. A failure to adequately supply bakery products to our or our licensee’s international restaurants could affect the customer experience at those restaurants, resulting in decreased sales, and could, depending upon the reason for the failure, trigger contractual defaults on our part, any of which could materially adversely affect our financial performance.

As we continue to expand our brand internationally, we must comply with regulations and legal requirements, including those related to immigration and the protection of our Intellectual Property. Additionally, we must comply with domestic laws affecting U.S. businesses that operate internationally, including the Foreign Corrupt Practices Act and anti-boycott laws, and with foreign laws in the countries in which we expand our restaurants. (See Item 1A — Risk Factors —“Changes in, or any failure to comply with, applicable laws or regulations could materially adversely affect our ability to operate our restaurants and/or increase our cost to do so, which could materially adversely affect our financial performance.”) We may incur considerable liability in the event we or our licensees fail to comply with foreign or domestic laws relating to our or their operation of any international restaurant and  can provide no assurance that our insurance programs or contractual indemnification rights would be effective to protect against such liabilities.

Our strategic relationship with FRC might not yield the anticipated benefits, and we may lose some or all of our investment, which could materially adversely affect our financial performance.

During fiscal 2016, we entered into a strategic relationship with FRC with respect to two of its brands, North Italia and Flower Child. Under the terms of the applicable agreements, we made initial minority equity investments in, and have and will continue to provide additional growth capital for, these concepts. We have the right, and an obligation if certain financial, legal and operational conditions are met, to acquire the remaining interest in North Italia in fiscal 2019 and Flower Child in fiscal 2021. Based on North Italia’s current performance, we are likely to acquire the remaining interest in the concept at the end of the third quarter of 2019. We currently do not anticipate having the right or obligation to acquire the remaining interest in Flower Child until the end of the third quarter of fiscal 2021.

We will incur significant cost to acquire either or both of North Italia and/or Flower Child. Funding such an acquisition could affect our capital allocation strategy, potentially impacting our decisions with respect to growth capital allocations and how aggressively we pursue our share repurchase program and debt payments.

Inherent in our investment is a risk that either or both concepts will not be successful or will fail to perform as we projected. In any such event, we may not realize return on investment at least equal to that which we would have realized through other opportunities and we risk losing some or all of our investment. There can be no assurance that we will acquire either majority or full ownership of either concept. If we do eventually acquire either or both concepts, we may be unable to successfully integrate the business(es) into our operations, and there can be no assurance that we will realize the benefits we anticipate in connection with such an acquisition. If we lose some or all of our investment in one or both of these concepts, our financial performance could be materially adversely affected.

We are selectively pursuing and continue to evaluate developing, investing in or acquiring new restaurant concepts, expansion of The Cheesecake Factory At Home® brand to other retail opportunities and other initiatives which may create risks to our business that could materially adversely affect our financial performance.

We are selectively pursuing and continue to evaluate other means to leverage our competitive strengths, including developing, investing in or acquiring new restaurant concepts, expansion of our brands to other retail opportunities and/or other initiatives. Many risks are inherent in any such development, investment arrangement, acquisition, expansion of our brand or other initiative, including, without limitation:

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

•                  challenges in successfully integrating, operating and managing an acquired business or venture and its workforce;

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

We continually evaluate the appropriate level of infrastructure necessary to support our operational and development plans, including our domestic and international expansion. If market conditions improve and we are able to identify enough high-quality sites to significantly increase the planned number of new restaurant openings in the future, we may be unable to scale or manage the growth of our corporate and field supervision infrastructure in the short term to appropriately support our expansion. Likewise, if sales decline, we may be unable to reduce our infrastructure quickly enough to prevent sales deleveraging. Either circumstance could materially adversely affect our financial performance.

Our international license agreements require us to provide training and support to our licensees for their development and operation of The Cheesecake Factory restaurants. We have dedicated certain corporate personnel to international development and continue to utilize the talents of existing management, as we grow our international licensing and operations infrastructure. In addition, one of the most important aspects of our restaurant operations is our ability to deliver dependable, quality service by experienced staff members who can execute our concepts according to our high standards. This may require training our licensees’ management in the United States and our licensees’ staff members in the licensed territories, as well as providing support in the selection and development of restaurant sites, product sourcing logistics, technological systems, menu modification and other areas. If, for any reason, we are unable to provide the appropriate level of infrastructure support to our international licensees, our licensee’s operations could suffer, which could make it more difficult for us to grow our brand internationally and materially adversely affect our financial performance.

We may be required to record impairment charges, be unable to fully recoup landlord improvement allowances and/or decide to discontinue operations at certain restaurants, any of which could materially adversely affect our financial performance.

We assess the potential impairment of our long-lived assets on an annual basis or whenever events or changes in circumstances indicate the carrying value of the assets or asset group may not be recoverable. Factors considered include, but are not limited to, negative cash flow, significant underperformance relative to historical or projected future operating results, significant changes in the manner in which an asset is being used, an expectation that an asset will be disposed of significantly before the end of its previously estimated useful life and significant negative industry or economic trends. At any given time, we may be monitoring certain locations, and future impairment charges and/or closures may occur if individual restaurant performance does not improve, which could materially adversely affect our financial performance.

A portion of our tenant allowances at certain premises may be subject to recoupment against percentage rent otherwise payable for such sites. When we are unable to achieve sales in a sufficient amount to generate percentage rent obligations, we are not able to fully recoup available allowances at affected sites, which also could materially adversely affect our financial performance.

Our inability to secure an adequate number of high-quality sites for future restaurant openings could adversely affect our ability to grow our business.

Our ability to grow our business depends on the availability and selection of high-quality sites that meet our criteria. The number and timing of new restaurants opened during any given period, and their associated contribution to the growth of our business, will depend on a number of factors including, but not limited to:

•                        unforeseen delays due to market conditions;

•                        the identification and availability of high-quality locations;

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

•                        any unforeseen engineering or environmental problems with the leased premises; and

•                        adverse weather or other delays during the construction period.

Our failure to effectively operate Grand Lux Cafe or RockSugar Southeast Asian Kitchen could materially adversely affect our financial performance.

In addition to our The Cheesecake Factory concept, we have developed and currently operate restaurants under the Grand Lux Cafe® and RockSugar Southeast Asian Kitchen® brands. While all of our restaurants are subject to risks and uncertainties, there is an enhanced level of risk and uncertainty associated with less established brands, which could result in loss of investment and operating losses, either of which could materially adversely affect our financial performance.

Changes in, or any failure to comply with, applicable laws or regulations could materially adversely affect our ability to operate our restaurants and/or increase our cost to do so, which could materially adversely affect our financial performance.

We are required to comply with various federal, state and local and foreign laws and regulations, including, without limitation, those relating to alcoholic beverage control, public health and safety, access and use by the disabled, environmental hazards, labor and employment, such as, equal wage laws and exempt versus non-exempt employee classifications, data security and food safety and labeling. Changes to these laws or regulations may create challenges for us. While we subscribe to certain services and have established procedures to identify legal and regulatory changes, we cannot be absolutely certain to identify and comply with every change on a timely basis. We may incur penalties and other costs, sanctions and adverse publicity by failing to comply with applicable laws, any of which could materially adversely affect our financial performance.

Our failure to obtain and/or retain licenses, permits or other regulatory approvals required to operate our business could delay or prevent the opening and/or continued operation of any of our restaurants or bakeries, materially adversely affecting that facility’s operations and profitability and our ability to obtain similar licenses, permits or approvals elsewhere, any of which could materially adversely affect our financial performance.

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

We are subject to federal and state laws that prohibit discrimination in the workplace and that set standards for the design, accessibility and operation of public facilities, such as the Americans with Disabilities Act. Compliance with these laws and regulations can be costly and failure to comply could create exposure to government proceedings and litigation. Even a perceived failure to comply could result in negative publicity that could damage our reputation and materially adversely affect our financial performance. In addition, various federal, state and local and foreign labor laws and regulations govern our operations and relationships with our staff members, including, but not limited to, minimum wages, breaks, overtime, deductions, certain benefits (including health care benefits), safety, working conditions and citizenship and legal residency requirements. These requirements also extend to independent third-party service providers we engage to perform certain services at our restaurants. While we take precautions to ensure that our third-party service providers comply with applicable laws and to maintain an independent contractor relationship, we cannot be assured such efforts will be successful, and we may incur liability vicariously as a joint employer for failures by our independent third-party service providers to comply with applicable laws. Changes in, or any failure to comply with, these laws and regulations could subject us to fines or other legal actions, which could materially adversely affect our financial performance.

Despite our efforts to maintain compliance with legal requirements, including implementation of electronic verification of legal work status, some of our staff members may not meet legal citizenship or residency requirements. In addition, immigration-related employment regulations may make it more difficult for us to identify and hire qualified staff members. Our inability to maintain an experienced and qualified work force comprised of individuals who meet all legal citizenship or residency requirements could result in a disruption in our work force, sanctions against us and adverse publicity, any of which could materially adversely affect our financial performance.

Changes in tax laws and resulting regulations could result in changes to our tax provisions and expose us to additional tax liabilities that could materially adversely affect our financial performance.

We are subject to income and other taxes in the U.S. and foreign jurisdictions. Changes in applicable U.S. or foreign tax laws and regulations, such as the December 2017 enactment of Federal legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), or their interpretation and application, including the possibility of retroactive effect and changes to state tax laws that may occur in response to the Tax Act, could affect our tax expense and profitability. In addition, the final determination of any tax audits or related litigation could be materially different from our historical income tax provisions and accruals. Changes in our tax provision or an increase in our tax liabilities, whether due to changes in applicable laws and regulations, the interpretation or application thereof, or a final determination of tax audits or litigation, could materially adversely affect our financial performance.

Our inability to respond appropriately to changes in consumer health and disclosure regulations, and to adapt to evolving consumer dining preferences could negatively impact our operations and competitive position, which could materially adversely affect our financial performance.

The PPACA requires restaurant operators with twenty or more locations to make certain nutritional information available to customers. Additionally, some state, local and foreign governments also have enacted legislation regulating or prohibiting the sale of or mandating disclosures relating to certain types and/or levels of ingredients in food served in restaurants, such as trans fats, sodium, genetically modified organisms (GMOs) and gluten, and are taxing or considering taxing and/or otherwise regulating high fat, high sugar and high sodium foods. While it remains unclear if and to what extent consumers may reconsider dining preferences in response to such requirements, it is clear that consumer dining preferences continue to evolve and these preferences may evolve more rapidly in light of these new requirements. We must be able to quickly and effectively adapt to any significant shift in consumer dining preference. Our failure or inability to do so could cause our or our licensee’s restaurants to lose market share, which could materially adversely affect our financial performance.

Labor organizing could harm our operations and competitive position in the restaurant industry, which could materially adversely affect our financial performance.

Our staff members and others may attempt to unionize our workforce, establish boycotts or picket lines or interrupt our supply chains which could limit our ability to manage our workforce effectively and cause disruptions to our operations, which could materially adversely affect our financial performance. Our labor costs may significantly increase if we become unable to effectively manage our workforce and the compensation and benefits we offer to our staff members, which also could materially adversely affect our financial performance.

If we are unable to manage risks related to our business, costs associated with litigation and insurance could increase, which could materially adversely affect our financial performance.

We are subject to lawsuits, administrative proceedings and claims that arise in the ordinary course of business. These matters typically involve claims by customers, staff members and others regarding issues such as food-borne illness, food safety, premises liability, dram shop liability, compliance with wage and hour requirements, work-related injuries, discrimination, harassment, disability and other operational issues common to the foodservice industry. We could be materially adversely affected by negative publicity and litigation costs resulting from these claims, regardless of their validity. Employment-related litigation, particularly with respect to claims styled as class action lawsuits, are especially costly to defend. Also, some employment-related claims in the area of wage and hour disputes are not insurable risks and many employment-related disputes involve uncertainty in judicial interpretation from state to state and from federal to state court with respect to the effectiveness of arbitration agreements with our staff members, particularly those which provide for class waivers. We have experienced an increase in wage and hour litigation, in particular in California, where we have seen an increase in claims filed under California’s Private Attorneys General Act (“PAGA”). PAGA allows an aggrieved staff member to bring a lawsuit on behalf of other current and former staff members for labor code violations, including certain technical violations. PAGA claims are not subject to arbitration and may result in exposure to additional penalties, which can be assessed separately from recovery of attorneys’ fees. Significant legal fees and costs in complex class action litigation or an adverse judgment or settlement that are not insured or are in excess of insurance coverage can materially and adversely affect our financial performance.

We retain financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employment practices, staff health benefits and certain other insurable risks. A number of factors may significantly increase our self-insurance costs, such as conditions of the insurance market, the availability of insurance, or changes in applicable regulations. The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR”) as of each balance sheet date. Significant judgment is required to estimate IBNR amounts, as parties have yet to assert such claims. Our financial performance may be materially adversely affected if our actual claims costs significantly exceed our estimates.

Our inability or failure to execute on comprehensive business continuity and disaster recovery plans following a major disaster could interfere with our business operations, which could materially adversely affect our financial performance.

All of our core and critical applications are housed in an external tier 3 data center, which is a location with redundant and dual-powered servers, storage, network links and other IT components. To mitigate business interruptions, we employ a disk-based data backup and replication infrastructure between our onsite and external data centers. We provide support for our restaurant operations, with the exception of design and construction, from our corporate headquarters in Calabasas, California, an area that is prone to natural disasters such as earthquakes and wildfires. Corporate support for our bakery operations is also performed from this centralized location. If we are unable to execute our disaster recovery procedures in whole or in part, we may experience delays in recovery and losses of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal operating procedures that could expose us to administrative and other legal claims, any of which could materially adversely affect our financial performance.

A closure of or material damage to one or both of our bakery facilities could impede our ability to supply bakery products to our own and our international licensees’ restaurants as well as to other bakery customers. Such an incident could also result in the loss of critical data regarding our bakery operations. Any of these events could materially adversely affect our financial performance.

Adverse weather conditions, seasonal fluctuations, natural disasters and effects of climate change could unfavorably impact our restaurant sales, which could materially adversely affect our financial performance.

Adverse weather conditions and natural disasters can impact customer traffic at our restaurants, cause the temporary underutilization of outdoor patio seating, make it more difficult to fully staff our restaurants and, in more severe cases, such as hurricanes, earthquakes, tornadoes, blizzards or other natural disasters, cause a temporary inability to obtain supplies, increase commodity costs and cause closures of our affected restaurants, sometimes for prolonged periods of time, any of which could materially adversely affect our financial performance. The increasing frequency and unpredictability of adverse weather conditions may result in decreased customer traffic, less accurate year-to-year comparisons in sales and other factors affecting financial performance. Our cash flows may be negatively impacted by delay in the receipt of proceeds under any insurance policies or programs we maintain against certain of these risks or the proceeds may not fully offset any such losses. Any or all of these situations could materially adversely affect our financial performance.

Acts of violence at or threatened against our restaurants or the centers in which they are located, including active shooter situations and terrorism, could unfavorably impact our restaurant sales, which could materially adversely affect our financial performance.

Any act of violence at or threatened against our restaurants or the centers in which they are located, including active shooter situations and terrorist activities, may result in restricted access to our restaurants and/or restaurant closures in the short-term and, in the long-term, may cause our customers and staff to avoid our restaurants. Any such situation could adversely impact customer traffic and make it more difficult to fully staff our restaurants, which could materially adversely affect our financial performance.

New restaurant openings may negatively impact sales at our existing restaurants, which could materially adversely affect our financial performance.

The opening of a new restaurant could negatively impact sales at one or more of our existing nearby restaurants, which could materially adversely affect our financial performance. It is not our intention to open new restaurants that materially cannibalize existing restaurant sales. However, there can be no assurance that such sales impact will not occur or become more significant in the future as we increase our presence in existing markets to maximize our competitive position and financial performance in each market.

Our failure to establish, maintain and apply adequate internal control over our financial reporting and comply with changes in financial accounting standards or interpretations of existing standards could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, any of which could materially adversely affect our financial performance.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. These provisions provide for the identification of material weaknesses in internal control over financial reporting — a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. There can be no assurance that we will be able to timely remediate material weakness in internal controls (if any) or maintain all of the controls necessary to remain in compliance. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, any of which could materially adversely affect our financial performance. Additionally, changes in accounting standards or new accounting pronouncements and interpretations could materially adversely affect our previously reported or future financial results, which could materially adversely affect our financial performance.

Failure to satisfy financial covenants and/or repayment requirements under our credit facility could harm our financial condition, which could materially adversely affect our financial performance.

We have an unsecured revolving credit facility (the “Facility”) with an available borrowing commitment of $200 million and with a commitment increase feature that could provide for an additional $100 million in available credit, subject to the lenders’ electing to increase their commitments or by means of the addition of new lenders. At January 1, 2019, we were in compliance with the covenants contained in the Facility and had $10 million outstanding under the Facility. However, any failure to maintain these debt covenants or have sufficient liquidity to either repay or refinance the then outstanding balance at expiration of the Facility, or upon violation of the covenants, could materially adversely affect our financial performance. (See Note 9 of Notes to Consolidated Financial Statements in Part IV, Item 15 for additional information concerning our long-term debt.)

Risks Related to Owning Our Stock

The market price of our common stock is subject to volatility.

During fiscal 2018, the price of our common stock fluctuated between $41.63 and $60.19 per share. The market price of our common stock may be significantly affected by a number of factors, including, but not limited to, actual or anticipated variations in our operating results or those of our competitors as compared to analyst expectations, changes in financial estimates by research analysts with respect to us or others in the restaurant industry, and announcements of significant transactions (including mergers or acquisitions, divestitures, joint ventures or other strategic initiatives) by us or others in the restaurant industry. In addition, the equity markets have experienced price and volume fluctuations that affect the stock price of companies in ways that have been unrelated to an individual company’s operating performance. The price of our common stock may continue to be volatile, based on factors specific to our company and industry, as well as factors related to the equity markets overall.

Our stock price could be adversely affected if our performance falls short of our financial guidance and/or market expectations.

Our failure to achieve performance consistent with our financial guidance and/or market expectations could adversely affect the price of our stock. Factors such as comparable restaurant sales that are below our target, slowing growth of our concepts domestically, our inability to successfully execute other growth opportunities, a decline in growth of our international business, any event that causes our operating costs to substantially increase, including, without limitation, any of the events described elsewhere in these Risk Factors, or our failure to repurchase stock as expected or pay or increase our dividend over time, could cause our performance to fall short of our financial guidance and/or market expectations.

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

Publicly-traded companies have increasingly become subject to activist investor campaigns. Responding to actions of an activist investor may be a significant distraction for our management and staff, and could require us to expend significant time and resources, including legal fees and potential proxy solicitation expenses. Any of these conditions could materially adversely affect our financial performance.

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

As of March 4, 2019, we operated 218 Company-owned restaurants: 201 under The Cheesecake Factory® mark in 39 states, the District of Columbia, Puerto Rico and Ontario, Canada; 14 under the Grand Lux Cafe® mark in eight states; two under the RockSugar Southeast Asian Kitchen® mark in California and Illinois; and one under the Social Monk Asian KitchenTM mark in California. All of our Company-owned restaurants are located on leased properties, and although may consider fee ownership, we have no current plans to own the real estate underlying our restaurants.

The Cheesecake Factory Company-Owned Restaurants

Location	The Cheesecake Factory
Alabama	1
Arizona	6
California	38
Colorado	3
Connecticut	4
Delaware	1
District of Columbia	1
Florida	16
Georgia	5
Hawaii	2
Idaho	1
Illinois	6
Indiana	2
Iowa	1
Kansas	1
Kentucky	2
Louisiana	1
Maryland	6
Massachusetts	7
Michigan	1
Minnesota	2
Missouri	3
Nebraska	1
Nevada	5
New Jersey	10
New Mexico	1
New York	12
North Carolina	4
Oklahoma	2
Ohio	7
Oregon	2
Pennsylvania	5
Puerto Rico	1
Rhode Island	1
South Carolina	1
Tennessee	5
Texas	16
Utah	2
Virginia	7
Washington	5
Wisconsin	3
Ontario, Canada	1
Total	201

ITEM 3.                                                LEGAL PROCEEDINGS

See Note 11 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for a summary of legal proceedings.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol CAKE. There were approximately 1,000 holders of record of our common stock at February 21, 2019, and we estimate there were approximately 48,000 beneficial stockholders on that date.

Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of our Facility and applicable law, and such other factors that the Board considers relevant. (See Note 9 and 12 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt and stockholders’ equity, respectively and see Item 1A — Risk Factors — If we are unable to continue to pay, or if we are unable to increase, dividends, our stock price may be harmed.)

The following table presents our purchases of our common stock during the thirteen weeks ended January 1, 2019 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 3 — November 6, 2018	293	$50.36	292	4,936
November 7 — December 4, 2018	243	49.47	234	4,693
December 5, 2018 — January 1, 2019	488	44.24	479	4,204
Total	1,024		1,005

(1)         The total number of shares purchased includes 18,292 shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

On July 21, 2016, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 56.0 million shares. Under this and all previous authorizations, we have cumulatively repurchased 51.8 million shares at a total cost of $1,642.1 million through January 1, 2019, including 1.0 million shares at a cost of $48.4 million during the fourth quarter of fiscal 2018. Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. (See Note 12 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our repurchase authorization and methods.)

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

	12/31/13	12/31/14	12/31/15	12/30/16	12/29/17	12/31/18
The Cheesecake Factory Incorporated	$100	$104	$96	$124	$100	$90
S&P 400 Midcap Index	$100	$108	$104	$124	$142	$124
NASDAQ US Benchmark TR Index (1)	$100	$112	$113	$128	$155	$147
Nation’s Restaurant News Index (2)	$100	$103	$117	$118	$141	$151

(1)         Underlying data provided by Nasdaq Global Indexes.

(2)         The Nation’s Restaurant News Index (“Index”) is a comprehensive restaurant industry index.  In addition to fine and casual dining, the Index includes fast casual and quick-serve segment.

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

	Fiscal Year (1)
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Statements of Income Data:
Revenues	$2,332,331	$2,260,502	$2,275,719	$2,100,609	$1,976,624

Costs and expenses:
Cost of sales	532,880	519,388	526,628	504,031	490,306
Labor expenses	834,134	777,595	759,998	684,818	646,102
Other operating costs and expenses	566,825	552,791	540,365	500,640	478,504
General and administrative expenses	154,770	141,533	146,042	137,402	119,094
Depreciation and amortization expenses	95,976	92,729	88,010	85,563	82,835
Impairment of assets and lease terminations	17,861	10,343	114	6,011	696
Preopening costs	10,937	13,278	13,569	16,898	14,356
Total costs and expenses	2,213,383	2,107,657	2,074,726	1,935,363	1,831,893

Income from operations	118,948	152,845	200,993	165,246	144,731
Loss on investments in unconsolidated affliates	(4,754)	(479)	—	—	—
Interest and other expense, net	(6,783)	(5,900)	(9,225)	(5,894)	(6,187)
Income before income taxes	107,411	146,466	191,768	159,352	138,544
Income tax provision/(benefit)	8,376	(10,926)	52,274	42,829	37,268
Net income	$99,035	$157,392	$139,494	$116,523	$101,276

Net income per share:
Basic	$2.19	$3.35	$2.91	$2.39	$2.04
Diluted	$2.14	$3.27	$2.83	$2.30	$1.96

Weighted average shares outstanding:
Basic	45,263	46,930	47,981	48,833	49,567
Diluted	46,215	48,152	49,372	50,605	51,584

Cash dividends declared per common share	$1.24	$1.06	$0.88	$0.73	$0.61

Balance Sheet Data (at end of period):
Cash and cash equivalents	$26,578	$6,008	$53,839	$43,854	$58,018
Total assets	1,314,133	1,333,060	1,293,319	1,233,346	1,161,376
Total long-term debt and deemed landlord financing liability, including current portion	118,610	113,527	104,868	91,343	80,195
Total stockholders’ equity	571,059	613,530	603,207	588,539	556,510

Restaurant Data:
The Cheesecake Factory comparable restaurant sales	1.7%	(0.8)%	1.2%	2.6%	1.5%
The Cheesecake Factory restaurants open at year-end	201	199	194	187	177

(1)   Fiscal 2016 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks.

ITEM 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This discussion and analysis, which contains forward-looking statements, should be read in conjunction with our audited consolidated financial statements and related notes in Part IV, Item 15 of this report, the “Risk Factors” included in Part I, Item 1A of this report and the cautionary statements included throughout this report. The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal years 2018 and 2017 each consisted of 52 weeks, while fiscal year 2016 consisted of 53 weeks. The estimated impact of the 53rd week in fiscal 2016 was an increase in revenues and diluted net income per share of approximately $54.7 million and $0.07, respectively.

As of March 4, 2019, we operated 218 Company-owned restaurants: 201 under The Cheesecake Factory® mark, 14 under the Grand Lux Cafe® mark, two under the RockSugar Southeast Asian Kitchen® mark and one under the Social Monk Asian KitchenTM mark. In addition, 21 The Cheesecake Factory branded restaurants in the Middle East, Mexico, the Chinese Mainland and Special Administrative Region of Hong Kong were operated by third parties under licensing agreements. We also operated two bakery production facilities that produce desserts for our restaurants, international licensees and third-party bakery customers. We are selectively pursuing other means to leverage our competitive strengths, including investing in or acquiring new restaurant concepts (such as North Italia® and Flower Child®), expanding The Cheesecake Factory® brand to other retail opportunities through The Cheesecake Factory At Home® consumer packaged goods and evaluating the future potential of Social Monk Asian Kitchen, our new fast casual concept.

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

Our domestic revenue growth (comprised of our annual unit growth and comparable sales growth), combined with international expansion, contribution from our incremental growth opportunities, stabilization and expansion of our operating margins, a robust share repurchase program and our dividend provide a framework with high visibility and one that supports our long-term financial objective of 13% to 14% total return to shareholders, on average. We define our total return as earnings per share growth plus our dividend yield. The following are the key performance levers that we believe will contribute to achieving our goals:

•            Grow Overall Revenues. Our overall revenue growth is primarily driven by revenues from new restaurant openings, increases in comparable restaurant sales, and royalties and bakery sales from additional licensed international locations. Changes in comparable restaurant sales come from variations in customer traffic, as well as in average check.

Our strategy is to increase comparable restaurant sales by growing average check and stabilizing customer traffic through (1) continuing to offer innovative, high-quality menu items that offer customers a wide range of options in terms of flavor, price and value (2) focusing on service and hospitality with the goal of delivering an exceptional customer experience and (3) continuing to provide our customers with convenient options for off-premise consumption. We are continuing our efforts on a number of initiatives, including a greater focus on increasing customer throughput in our restaurants, leveraging the success of our gift card program, working with a third party to provide delivery services for our restaurants, increasing customer awareness of our online ordering capabilities, enhancing our training programs and leveraging our customer satisfaction measurement platform.

Average check is driven by menu price increases and/or changes in menu mix. We generally update and reprint our menus twice a year, and our philosophy is to use price increases to help offset key operating cost increases in a manner that balances protecting both our margins and customer traffic levels. We plan to target menu price increases of approximately 2% to 3% annually going forward, utilizing a market-based strategy to help mitigate cost pressure in higher-wage geographies, and expect near-term increases to be at the higher end of this range.

In addition, we are selectively pursuing a number of incremental growth opportunities. These include: our investments in North Italia and Flower Child; consumer packaged goods opportunities, including The Cheesecake Factory At Home®-branded Famous “Brown Bread,” coffee creamer, baking mixes, confections and refrigerated puddings; and the opening of the first location of Social Monk Asian Kitchen, which will allow us to test the concept and evaluate its future potential.

•               Stabilize and Expand Operating Margins (Income from Operations Expressed as a Percentage of Revenues). Operating margins are subject to fluctuations in commodity costs, labor, restaurant-level occupancy expenses, general and administrative expenses (“G&A”) and preopening expenses. Our objective is to stabilize our operating margins, and longer-term to drive margin expansion by maintaining flat restaurant-level margins, leveraging our bakery operations, international and consumer packaged goods royalty revenue streams and G&A over time, and optimizing our restaurant portfolio.

•               Return Capital to Shareholders. We have historically generated a significant amount of free cash flow, which we define as cash provided by operating activities less net capital expenditures and our growth capital contributions to North Italia and Flower Child. We plan to balance these growth investments with continued return of capital to shareholders via our dividend and share repurchase program, the latter of which offsets dilution from our equity compensation program and supports our earnings per share growth. Our ability to declare dividends and repurchase shares is subject to financial covenants under our Facility.

(See Item 1A — Risk Factors — “Our stock price could be adversely affected if our performance falls short of our financial guidance and/or market expectations.”)

Results of Operations

The following table presents, for the periods indicated, information from our consolidated statements of income expressed as percentages of revenues.

	Fiscal Year
	2018	2017	2016
Revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	22.8	23.0	23.2
Labor expenses	35.8	34.4	33.4
Other operating costs and expenses	24.3	24.4	23.7
General and administrative expenses	6.6	6.2	6.4
Depreciation and amortization expenses	4.1	4.1	3.9
Impairment of assets and lease terminations	0.8	0.5	—
Preopening costs	0.5	0.6	0.6
Total costs and expenses	94.9	93.2	91.2

Income from operations	5.1	6.8	8.8
Loss on investments in unconsolidated affiliates	(0.3)	(0.0)	—
Interest and other expense, net	(0.2)	(0.3)	(0.4)
Income before income taxes	4.6	6.5	8.4
Income tax provision/(benefit)	0.4	(0.5)	2.3
Net income	4.2%	7.0%	6.1%

Fiscal 2018 Compared to Fiscal 2017

Revenues

Revenues increased 3.2% to $2,332.3 million for fiscal 2018 compared to $2,260.5 million for fiscal 2017, primarily due to new restaurant openings and positive comparable restaurant sales. In fiscal 2018, we began classifying complimentary meals as contra revenue versus other operating expense in the amount of $23.3 million, as described in Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report.

Comparable sales at The Cheesecake Factory restaurants increased by 1.7%, or $35.2 million, from fiscal 2017 as adjusted for the reclassification. This compares to the casual dining industry which experienced a comparable sales increase of 1.3%, as measured by Knapp Track. Our comparable sales growth was driven by average check growth of 3.3% (based on an increase of 2.8% in menu pricing and a 0.5% positive change in mix), partially offset by a decline in customer traffic of 1.6%. We implemented effective menu price increases of approximately 1.5% in both the first and third quarters of fiscal 2018. The Cheesecake Factory average sales per restaurant operating week increased 1.9% to $205,660 in fiscal 2018 from $201,767 in fiscal 2017 as adjusted for the reclassification. Total operating weeks at The Cheesecake Factory restaurants increased 2.4% to 10,344 in fiscal 2018 compared to 10,102 in the prior year.

Restaurants become eligible to enter our comparable sales base in their 19th month of operation. At January 1, 2019, there were ten The Cheesecake Factory restaurants, one Grand Lux Cafe and one RockSugar Southeast Asian Kitchen not yet in our comparable sales base. International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from our comparable sales calculations.

External bakery sales were $54.4 million for fiscal 2018 compared to $55.1 million in fiscal 2017.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses. As a percentage of revenues, cost of sales was 22.8% for fiscal 2018 compared to 23.0% for fiscal 2017, primarily driven by lower seafood costs.

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

As has been our past practice, we will carefully consider opportunities to introduce new menu items and implement selected menu price increases to help offset any expected cost increases for key commodities and other goods and services. For new restaurants, cost of sales will typically be higher for a period of time after opening while our management team becomes more accustomed to predicting, managing and servicing the sales volumes at these restaurants.

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 35.8% and 34.4% in fiscal 2018 and fiscal 2017, respectively. This variance was driven primarily by increased hourly labor costs, including higher wage rates and overtime, as well as higher group medical costs due to higher frequency and severity of claims.

For new restaurants, labor expenses will typically be higher for a period of time after opening while our management team becomes more accustomed to predicting and managing the sales volumes at the new restaurants.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead and distribution expenses. As a percentage of revenues, other operating costs and expenses decreased to 24.3% for fiscal 2018 from 24.4% for fiscal 2017. This decrease was primarily driven by the reclassification of complimentary meals, partially offset by higher marketing costs.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of the restaurant management recruiting and training program, restaurant field supervision, corporate support and bakery administrative organizations, as well as gift card commissions to third-party distributors. As a percentage of revenues, G&A expenses increased to 6.6% for fiscal 2018 versus 6.2% for fiscal 2017. This increase was primarily due to a higher corporate bonus accrual and stock-based compensation expense.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 4.1% in both fiscal 2018 and fiscal 2017.

Impairment of Assets and Lease Terminations

In fiscal 2018, we recorded $17.9 million of lease termination and impairment expense related to three The Cheesecake Factory restaurants, including two closures, one Grand Lux Cafe and one RockSugar Southeast Asian Kitchen. In fiscal 2017, we recorded $10.3 million of accelerated depreciation and impairment expense related to three The Cheesecake Factory restaurants, including one relocation and one lease expiration, and one Grand Lux Cafe.

Preopening Costs

Preopening costs were $10.9 million for fiscal 2018 compared to $13.3 million in fiscal 2017. We opened four The Cheesecake Factory restaurants and one Grand Lux Cafe in fiscal 2018 compared to seven The Cheesecake Factory restaurants and one RockSugar Southeast Asian Kitchen in fiscal 2017. Preopening costs include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities. Preopening costs can fluctuate significantly from period to period based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Loss on investments in unconsolidated affiliates

Loss on investments in unconsolidated affiliates, which represents our share of losses incurred by North Italia and Flower Child, was $4.8 million in fiscal 2018 compared to $0.5 million in fiscal 2017. This increase was primarily driven by preopening costs associated with new unit development.

Interest and Other Expense, Net

Interest and other expense, net was $6.8 million in fiscal 2018 compared to $5.9 million in fiscal 2017. Interest expense associated with landlord construction allowances deemed to be financings in accordance with accounting guidance was $6.7 million in fiscal 2018 compared to $5.8 million in fiscal 2017.

Income Tax Provision/(Benefit)

Our effective income tax rate was 7.8% in fiscal 2018 compared to (7.5)% in fiscal 2017. This increase is primarily due to the favorable impacts in fiscal 2017 of the Tax Act on our deferred taxes and the implementation of new accounting guidance that requires the tax impact of exercised stock options and vested restricted stock to be recorded in the income tax provision instead of in additional paid-in capital.  In addition, we experienced non-taxable gains in fiscal 2017 compared to non-deductible losses in fiscal 2018 on our investments in variable life insurance contracts used to support our Executive Savings Plan (“ESP”), a non-qualified deferred compensation plan. These increases to our effective income tax rate were partially offset by the reduction in the statutory U.S. corporate tax rate from 35% to 21% and a higher proportion of FICA tip credit in relation to pre-tax income. (See Note 15 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further information on our income tax provision/(benefit).)

Fiscal 2017 Compared to Fiscal 2016

Revenues

Revenues decreased 0.7% to $2,260.5 million for fiscal 2017 compared to $2,275.7 million for fiscal 2016. Excluding the impact of the 53rd week in fiscal 2016, revenues increased 1.8%. This increase was primarily due to new restaurant openings, partially offset by negative comparable restaurant sales.

Comparable sales at The Cheesecake Factory restaurants decreased by 0.8%, or $16.5 million, from fiscal 2016 on a 52-week basis, in line with the casual dining industry which also experienced a comparable sales decline of 0.8%, as measured by Knapp Track. Our comparable sales decline was driven by a decrease in customer traffic of 2.9%, partially offset by average check growth of 2.1% (based on an increase of 2.4% in menu pricing and a 0.3% negative change in mix). We implemented effective menu price increases of approximately 1.1% and 1.4% during the first and third quarters of fiscal 2017, respectively. The Cheesecake Factory average sales per restaurant operating week decreased 1.6% to $203,947 in fiscal 2017 compared to $207,166 in fiscal 2016. Total operating weeks at The Cheesecake Factory restaurants increased 0.7% to 10,102 in fiscal 2017 compared to 10,031 in the prior year. Excluding the impact of the 53rd week in fiscal 2016, total operating weeks increased 2.7%.

External bakery sales were $55.1 million for fiscal 2017 compared to $53.6 million in fiscal 2016.

Cost of Sales

As a percentage of revenues, cost of sales was 23.0% for fiscal 2017 compared to 23.2% for fiscal 2016, primarily driven by marginal favorability across several categories.

Labor Expenses

As a percentage of revenues, labor expenses were 34.4% and 33.4% in fiscal 2017 and fiscal 2016, respectively. This variance was driven primarily by higher wage rates and sales deleverage, partially offset by lower group medical costs due to lower large claims activity.

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

Interest and Other Expense, Net

Interest and other expense, net was $5.9 million in fiscal 2017 compared to $9.2 million in fiscal 2016. Interest expense associated with landlord construction allowances deemed to be financings in accordance with accounting guidance was $5.8 million in fiscal 2017 compared to $5.6 million in fiscal 2016.

Income Tax Provision/(Benefit)

Our effective income tax rate was (7.5%) in fiscal 2017 compared to 27.3% in fiscal 2016. This decrease is primarily due to the favorable impact of the Tax Act on our deferred taxes and the implementation of new accounting guidance that requires the tax impact of exercised stock options and vested restricted stock to be recorded in the income tax provision instead of additional paid-in capital, as well as a higher proportion of credit for FICA taxes on reported tips in relation to pre-tax income and higher non-taxable gains on our investments in variable life insurance contracts used to support our ESP. See “Recent Accounting Pronouncements” in Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of the accounting change. See Note 15 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further information on our income tax provision/(benefit).)

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Fiscal Year
	2018	2017	2016
Net income	$99,035	$157,392	$139,494
After-tax impact from:
Impairment of assets and lease terminations (1)	13,217	6,206	68
Deferred tax revaluation (2)	—	(38,525)	—
Adjusted net income	$112,252	$125,073	$139,562

Diluted net income per share	$2.14	$3.27	$2.83
After-tax impact from:
Impairment of assets and lease terminations (1)	0.29	0.13	0.00
Deferred tax revaluation (2)	—	(0.80)	—
Adjusted diluted net income per share	$2.43	$2.60	$2.83

(1)         Fiscal years 2018, 2017 and 2016 include pre-tax impairment of assets and lease terminations expense of $17.9 million, $10.3 million and $0.1 million, respectively. (See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of these charges.)

(2)         Fiscal 2017 includes a $38.5 million benefit to our income tax provision related to the Tax Act. (See Note 15 for further discussion of income taxes.)

Fiscal 2019 Outlook

This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act, and Section 21E of the Exchange Act and should be read in conjunction with our consolidated financial statements and related notes in Part IV, Item 15 of this report, the “Risk Factors” included in Part I, Item 1A of this report and the cautionary statements included throughout this report.

We estimate adjusted diluted net income per share for fiscal 2019 will be between $2.54 and $2.70 based on an assumed comparable sales range of between 1% and 2% at The Cheesecake Factory restaurants. The adjusted diluted net income per share range excludes any gain or loss on investment in unconsolidated affiliates and includes approximately $4 million in additional expense related to our adoption of the new lease accounting standard, which equates to an approximately $0.08 impact. For fiscal 2019, we are estimating commodity cost inflation of about 1% to 2%, primarily driven by seafood, dairy and meat costs, wage rate inflation of approximately 6% and an effective tax rate of approximately 10%.

We estimate diluted net income per share for the first quarter of fiscal 2019 will be between $0.58 and $0.62 based on an assumed comparable sales range of between 0.5% and 1.5% at The Cheesecake Factory restaurants.

In fiscal 2019, we plan to open as many as six new The Cheesecake Factory restaurants, as well as the first location of Social Monk, our new fast casual concept. In addition to these Company-owned locations, we expect as many as five restaurants to open internationally under licensing agreements.

In fiscal 2019, we currently estimate cash capital expenditures to range between $90 million and $100 million. Our estimate for capital expenditures for fiscal 2019 contemplates a net outlay of $47 million to $53 million for restaurants expected to be opened during fiscal 2019, $33 million to $35 million for replacements, enhancements and capacity additions to our existing restaurants and approximately $10 million to $12 million for bakery and corporate infrastructure investments.

In fiscal 2019, we also plan to make growth capital contributions to North Italia and Flower Child, excluding the potential acquisition of North Italia, of between $20 million and $25 million. Based on North Italia’s current performance, we are likely to acquire the remaining interest in the concept at the end of the third quarter of 2019 and are evaluating financing alternatives to fund the currently estimated $150 million to complete the purchase. We plan to balance these growth investments with continued return of capital to shareholders via our dividend and share repurchase program.

Liquidity and Capital Resources

Our corporate financial objectives are to maintain a sufficiently strong and conservative balance sheet to support our operating initiatives and unit growth while maintaining financial flexibility to provide the financial resources necessary to protect and enhance the competitiveness of our restaurant and bakery brands and to provide a prudent level of financial capacity to manage the risks and uncertainties of conducting our business operations under various economic and industry cycles. Our ongoing capital requirements are principally related to our restaurant expansion plans, ongoing maintenance of our restaurants and bakery facilities, investment in our corporate and information technology infrastructures and capital contributions to North Italia and Flower Child.

Similar to many restaurant and retail chain store operations, we utilize operating lease arrangements for all of our restaurant locations. We believe our operating lease arrangements continue to provide appropriate leverage for our capital structure in a financially efficient manner. However, we are not limited to the use of lease arrangements as our only method of opening new restaurants. While most of our operating lease obligations are not currently required to be reflected as indebtedness on our consolidated balance sheet, the minimum base rents and related fixed obligations under our lease agreements must be satisfied by cash flows from our ongoing operations. Accordingly, our lease arrangements reduce, to some extent, our capacity to utilize funded indebtedness in our capital structure.

Historically, we have obtained capital from our ongoing operations, public stock offerings, lines of credit, stock option exercises and construction contributions from our landlords. Our requirement for working capital is not significant, since our restaurant customers pay for their food and beverage purchases in cash or cash equivalents at the time of sale, and we are able to sell many of our restaurant inventory items before payment is due to the suppliers of such items.

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Fiscal Year
	2018	2017	2016

Cash provided by operating activities	$291.3	$238.8	$316.4
Capital expenditures	$(102.9)	$(120.8)	$(115.8)
Investments in unconsolidated affiliates	$(25.0)	$(18.0)	$(42.0)
Deemed landlord financing proceeds	$21.8	$12.1	$17.2
Proceeds from exercise of stock options	$8.6	$9.0	$28.4
Cash dividends paid	$(56.3)	$(49.9)	$(42.4)
Treasury stock purchases	$(109.3)	$(123.0)	$(146.5)

During fiscal 2018, our cash and cash equivalents increased by $20.6 million to $26.6 million at January 1, 2019. This increase was primarily attributable cash provided by operating activities, proceeds from deemed landlord financing proceeds and exercises of stock options, partially offset by treasury stock purchases, capital expenditures, dividend payments and investments in North Italia and Flower Child. Cash flow from operations increased by $52.5 million from fiscal 2017 to fiscal 2018, primarily due to timing of income tax payments and changes in working capital accounts, partially offset by lower pretax income. Cash flow from operations decreased by $77.6 million from fiscal 2016 to fiscal 2017, primarily due to lower pretax income and timing of income tax payments.

Capital expenditures for new restaurants, including locations under development as of each fiscal year-end, were $58.6 million, $76.5 million and $84.4 million for fiscal 2018, 2017 and 2016, respectively. Capital expenditures also included $26.9 million, $36.5 million and $26.8 million for our existing restaurants and $17.4 million, $7.8 million and $4.6 million for bakery and corporate capacity and infrastructure investments in fiscal 2018, 2017 and 2016, respectively, including an infrastructure upgrade of our California bakery in 2018.

We have a strategic relationship with FRC with respect to two of its brands, North Italia and Flower Child, that share a number of parallels with us in terms of culture and philosophy. FRC, or its affiliates, continues to own the intellectual property, manage day-to-day operations and provide infrastructure support to facilitate the near-term growth of both of these concepts. We made initial minority equity investments of $42 million in these concepts during fiscal 2016 and invested additional capital in the amount of $25 million and $18 million during fiscal 2018 and 2017, respectively. We have the right, and an obligation if certain financial, legal and operational conditions are met, to acquire the remaining interest in North Italia in fiscal 2019 and in Flower Child in fiscal 2021. We plan to make growth capital contributions to North Italia and Flower Child, excluding the potential acquisition of North Italia, of between $20 million and $25 million in fiscal 2019. Based on North Italia’s current performance, we are likely to acquire the remaining interest in the concept at the end of the third quarter of 2019 and are evaluating financing alternatives to fund the currently estimated $150 million to complete the purchase.

We maintain a $200 million unsecured revolving credit facility (the “Facility”), $50 million of which may be used for issuances of letters of credit. Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. The Facility, which matures on December 22, 2020, contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the participating lenders electing to increase their commitments or new lenders being added to the Facility. Certain of our significant subsidiaries guarantee our obligations under the Facility. During fiscal years 2018, 2017 and 2016, we utilized the Facility to fund a portion of our stock repurchases. At January 1, 2019, we had net availability for borrowings of $169.3 million, based on a $10.0 million outstanding debt balance and $20.7 million in standby letters of credit. The Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio. As of January 1, 2019, we were in compliance with the covenants set forth in the Facility. (See Note 9 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt .)

In fiscal 2012, our Board approved the initiation of a cash dividend to our stockholders, which is subject to quarterly Board approval. Cash dividends have been declared every quarter since initiation. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of our Facility and applicable law, and other such factors that the Board considers relevant.

On July 21, 2016, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 56.0 million shares. Under this and all previous authorizations, we have cumulatively repurchased 51.8 million shares at a total cost of $1,642.1 million through January 1, 2019. During fiscal 2018, 2017 and 2016, we repurchased 2.3 million, 2.6 million and 2.9 million shares of our common stock at a cost of $109.3 million, $123.0 million and $146.5 million, respectively. Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, including dividend payments and growth capital contributions to North Italia and Flower Child, a review of our capital structure and cost of capital, our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and financial covenants under our Facility that limit share repurchases based on a defined ratio. (See Note 9 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.) Our objectives with regard to share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth. (See Note 12 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our repurchase authorization and methods.)

Based on our current expansion objectives, we believe that during the upcoming 12 months our cash and cash equivalents, combined with expected cash flows provided by operations, available borrowings under our Facility and its potential accordian feature and expected landlord construction contributions should be sufficient in the aggregate to finance our capital allocation strategy, including capital expenditures, share repurchases, cash dividends, growth capital contributions to North Italia and Flower Child and the potential acquistion of North Italia. We plan to continue to return substantially all of our free cash flow plus proceeds received from stock option exercises to stockholders in the form of dividends and share repurchases.

As of January 1, 2019, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties other than our arrangement with FRC. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of January 1, 2019 (amounts in millions):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Contractual obligations
Leases (1)	$938.4	$93.8	$180.6	$168.9	$495.1
Long-term debt	10.0	—	10.0	—	—
Purchase obligations (2)	154.1	118.2	25.9	10.0	—
Uncertain tax positions (3)	0.8	—	0.8	—	—
Total	$1,103.3	$212.0	$217.3	$178.9	$495.1

Other commercial commitments
Standby letters of credit	$20.7	$20.7	$—	$—	$—

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

(3)         Represents liability for uncertain tax positions. (See Note 15 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of income taxes.)

As of January 1, 2019, we were obligated to provide up to an additional $3 million in growth capital to Flower Child. We have the right to acquire the remaining interest in Flower Child in fiscal 2021. However, we could be obligated to do so if  certain financial, legal and operational conditions are met and FRC elects to exercise its put option prior to this date. Based on North Italia’s current performance, we are likely to acquire the remaining interest in the concept at the end of the third quarter for an estimated $150 million. However, we could be obligated to do so if certain financial, legal and operational conditions are met and FRC elects to exercise its put option prior to this date.

We expect to fund our contractual obligations, other than the potential acquisitions of these two concepts, primarily with operating cash flows generated in the normal course of business. We are currently evaluating financing alternatives for the probable North Italia acquisition.

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

Impairment of Long-Lived Assets

We assess the potential impairment of our long-lived assets on an annual basis or whenever events or changes in circumstances indicate that the carrying value of the assets or asset group may not be recoverable. Factors considered include, but are not limited to, negative cash flow, significant underperformance relative to historical or projected future operating results, significant changes in the manner in which an asset is being used, an expectation that an asset will be disposed of significantly before the end of its previously estimated useful life and significant negative industry or economic trends.

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

Leases

We currently lease all of our restaurant locations. We evaluate each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. All of our restaurant leases are classified as operating leases. Minimum base rent, which generally escalates over the term of the lease, is recorded on a straight-line basis over the lease term. The lease term includes the build-out period for our leases, where no rent payments are typically due under the terms of the lease. Contingent rent expense, which is based on a percentage of revenues, is recorded as incurred to the extent it exceeds minimum base rent per the lease agreement.

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

The probable term for each restaurant property and the discount rate used require judgment by management and can impact the classification and accounting for a lease as capital or operating and the rent escalations that are taken into consideration when calculating straight-line rent. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumptions were used.

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

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act, and Section 21E of the Exchange Act and should be read in conjunction with our consolidated financial statements and related notes in Part IV, Item 15 of this report, the “Risk Factors” included in Part I, Item 1A of this report and the cautionary statements included throughout this report. Actual results may differ materially from the following discussion based on general conditions in the commodity and financial markets.

We purchase food and other commodities for use in our operations, based on market prices established with our suppliers. Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control. We mitigate the risk of supply shortages and obtain competitive prices by utilizing multiple qualified suppliers for substantially all of our ingredients and supplies. We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. We continue to evaluate the possibility of entering into similar arrangements for other commodities and also periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. Although these vehicles may be available to us, as of the end of our 2018 fiscal year, we had chosen not to enter into any hedging contracts due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors. Commodities for which we have not entered into contracts can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Commodities we purchase on the international market may be  subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs and varying global demand. We may or may not have the ability to increase menu prices, or vary menu items, in response to food commodity price increases. For fiscal years 2018 and 2017, a hypothetical increase of 1% in commodities costs would have had a negative impact of $5.4 million and $5.2 million, respectively, on cost of sales. (See Item 1A — Risk Factors — “Our inability to anticipate and react effectively to changes in the costs of key operating resources may increase our cost of doing business, which may materially adversely affect our financial performance.”)

We are exposed to market risk from interest rate changes on our funded debt. This exposure relates to the component of the interest rate on the Facility that is indexed to market rates. Based on outstanding borrowings at January 1, 2019 and January 2, 2018, a hypothetical 1% rise in interest rates would increase interest expense by $100,000 on an annual basis. (See Note 9 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our ESP to the extent these investments are not equivalent to the related liability. In addition, because changes in these investments are not taxable, gains and losses result in tax benefit and tax expense, respectively, and directly affect net income through the income tax provision. Based on balances at January 1, 2019 and January 2, 2018, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes. However, under such scenario, net income would have declined by $1.5 million at January 1, 2019 and $2.5 million at January 2, 2018.

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required to be filed hereunder are set forth in Part IV, Item 15 of this report.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this Item 9 was previously reported in the Company’s Current Report on Form 8-K that was filed with the SEC on March 7, 2018.

ITEM 9A.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 1, 2019.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 1, 2019 on the criteria in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 1, 2019.

The effectiveness of our internal control over financial reporting as of January 1, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 of this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during our fourth fiscal quarter ended January 1, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a code of ethics which applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, who are the Company’s principal executive, financial and accounting officers, respectively, and the Company’s other executive officers and members of the Board of Directors, entitled “Code of Ethics for Executive Officers, Senior Financial Officers and Directors.” We have also adopted a code of ethics which applies to other employees entitled “Code of Ethics and Code of Business Conduct.” The codes of ethics are available on our corporate website at www.thecheesecakefactory.com in the “Governance” section of our “Investors” page. The contents of our website are not incorporated by reference into this report. We intend to satisfy disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics for Executive Officers, Senior Financial Officers and Directors by posting such information on our website, at the address and location specified above, or as otherwise required by the NASDAQ Global Market.

Information with respect to our executive officers is included in Part I, Item 1 of this report. Other information required by this item is hereby incorporated by reference from the sections entitled “Election of Directors,” “The Board and Corporate Governance,” “Designation of Audit Committee Financial Experts,” “Committees of the Board,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the annual meeting of stockholders to be held on May 30, 2019 (the “Proxy Statement”).

ITEM 11.      EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the sections entitled “Directors Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is hereby incorporated by reference to the section entitled “Beneficial Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

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

		The consolidated financial statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 48 of this report.

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

ITEM 16.                 FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
The Cheesecake Factory Incorporated:

Opinion on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheet of The Cheesecake Factory Incorporated and subsidiaries (the Company) as of January 1, 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 1, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 1, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2019 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers in 2018 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

Los Angeles, California
March 4, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Cheesecake Factory Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The Cheesecake Factory Incorporated and its subsidiaries (the “Company”) as of January 2, 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended January 2, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2018, and the results of its operations and its cash flows for each of the two years in the period ended January 2, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 28, 2018

We served as the Company’s auditor from at least 1992 to 2018. We have not been able to determine the specific year we began serving as auditor of the Company.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 1, 2019	January 2, 2018
ASSETS
Current assets:
Cash and cash equivalents	$26,578	$6,008
Accounts receivable	20,928	19,865
Income taxes receivable	—	15,016
Other receivables	68,193	67,518
Inventories	38,886	42,560
Prepaid expenses	40,645	57,666
Total current assets	195,230	208,633

Property and equipment, net	913,275	935,045

Other assets:
Intangible assets, net	26,209	24,065
Prepaid rent	34,961	39,399
Investments in unconsolidated affiliates	79,767	59,521
Other	64,691	66,397
Total other assets	205,628	189,382

Total assets	$1,314,133	$1,333,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,071	$50,984
Income taxes payable	712	—
Gift card liabilities	172,336	163,951
Other accrued expenses	194,381	183,016
Total current liabilities	416,500	397,951

Deferred income taxes	52,123	57,216
Deferred rent liabilities	79,697	74,761
Deemed landlord financing liability	113,095	108,627
Long-term debt	10,000	10,000
Other noncurrent liabilities	71,659	70,975
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 96,621,990 and 95,412,030 shares issued at January 1, 2019 and January 2, 2018, respectively	967	954
Additional paid-in capital	828,676	799,862
Retained earnings	1,384,494	1,345,666
Treasury stock, 51,791,941 and 49,534,212 shares at cost at January 1, 2019 and January 2, 2018, respectively	(1,642,140)	(1,532,864)
Accumulated other comprehensive loss	(938)	(88)
Total stockholders’ equity	571,059	613,530

Total liabilities and stockholders’ equity	$1,314,133	$1,333,060

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Fiscal Year
	2018	2017	2016
Revenues	$2,332,331	$2,260,502	$2,275,719
Costs and expenses:
Cost of sales	532,880	519,388	526,628
Labor expenses	834,134	777,595	759,998
Other operating costs and expenses	566,825	552,791	540,365
General and administrative expenses	154,770	141,533	146,042
Depreciation and amortization expenses	95,976	92,729	88,010
Impairment of assets and lease terminations	17,861	10,343	114
Preopening costs	10,937	13,278	13,569
Total costs and expenses	2,213,383	2,107,657	2,074,726
Income from operations	118,948	152,845	200,993
Loss on investments in unconsolidated affiliates	(4,754)	(479)	—
Interest and other expense, net	(6,783)	(5,900)	(9,225)
Income before income taxes	107,411	146,466	191,768
Income tax provision/(benefit)	8,376	(10,926)	52,274
Net income	$99,035	$157,392	$139,494

Net income per share:
Basic	$2.19	$3.35	$2.91
Diluted	$2.14	$3.27	$2.83

Weighted average shares outstanding:
Basic	45,263	46,930	47,981
Diluted	46,215	48,152	49,372

Cash dividends declared per common share	$1.24	$1.06	$0.88

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year
	2018	2017	2016
Net income	$99,035	$157,392	$139,494
Other comprehensive loss:
Foreign currency translation adjustment	(850)	(88)	—
Other comprehensive loss	(850)	(88)	—
Total comprehensive income	$98,185	$157,304	$139,494

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 29, 2015	93,127	$931	$710,242	$1,140,788	$(1,263,422)	$—	$588,539
Net income	—	—	—	139,494	—	—	139,494
Cash dividends declared	—	—	—	(42,270)	—	—	(42,270)
Tax impact of stock options exercised, net of cancellations	—	—	13,722	—	—	—	13,722
Stock-based compensation	—	—	21,811	—	—	—	21,811
Common stock issued under stock-based compensation plans	1,545	16	28,362	—	—	—	28,378
Treasury stock purchases	—	—	—	—	(146,467)	—	(146,467)
Balance, January 3, 2017	94,672	947	774,137	1,238,012	(1,409,889)	—	603,207
Net income	—	—	—	157,392	—	—	157,392
Foreign currency translation adjustment	—	—	—	—	—	(88)	(88)
Cash dividends declared	—	—	—	(49,738)	—	—	(49,738)
Stock-based compensation	—	—	16,696	—	—	—	16,696
Common stock issued under stock-based compensation plans	740	7	9,029	—	—	—	9,036
Treasury stock purchases	—	—	—	—	(122,975)	—	(122,975)
Balance, January 2, 2018	95,412	954	799,862	1,345,666	(1,532,864)	(88)	613,530
Cumulative effect of adopting the pronouncement related to revenue recognition	—	—	—	(3,560)	—	—	(3,560)
Balance, January 2, 2018, as adjusted	95,412	954	799,862	1,342,106	(1,532,864)	(88)	609,970
Net income	—	—	—	99,035	—	—	99,035
Foreign currency translation adjustment	—	—	—	—	—	(850)	(850)
Cash dividends declared	—	—	—	(56,647)	—	—	(56,647)
Stock-based compensation	554	6	20,245	—	—	—	20,251
Common stock issued under stock-based compensation plans	656	7	8,569	—	—	—	8,576
Treasury stock purchases	—	—	—	—	(109,276)	—	(109,276)
Balance, January 1, 2019	96,622	$967	$828,676	$1,384,494	$(1,642,140)	$(938)	$571,059

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2018	2017	2016
Cash flows from operating activities:
Net income	$99,035	$157,392	$139,494
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	95,976	92,729	88,010
Deferred income taxes	(5,510)	(25,180)	(1,005)
Impairment of assets and lease terminations	16,411	10,586	114
Stock-based compensation	19,988	16,457	21,473
Tax impact of stock options exercised, net of cancellations	—	—	13,722
Loss from investments in unconsolidated affiliates	4,754	479	—
Other	—	—	3,592
Changes in assets and liabilities:
Accounts receivable	(1,018)	(4,233)	(1,473)
Other receivables	4,698	(2,955)	8,066
Inventories	3,667	(7,634)	(916)
Prepaid expenses	6,262	(5,227)	(10,462)
Other assets	7,406	(9,034)	(2,818)
Accounts payable	5,601	3,771	752
Income taxes receivable/payable	15,729	(17,315)	21,837
Other accrued expenses	18,316	28,960	35,995
Cash provided by operating activities	291,315	238,796	316,381
Cash flows from investing activities:
Additions to property and equipment	(102,909)	(120,779)	(115,821)
Additions to intangible assets	(3,020)	(1,654)	(1,640)
Investments in unconsolidated affiliates	(25,000)	(18,000)	(42,000)
Proceeds from variable life insurance contract	540	—	—
Cash used in investing activities	(130,389)	(140,433)	(159,461)
Cash flows from financing activities:
Deemed landlord financing proceeds	21,788	12,128	17,246
Deemed landlord financing payments	(5,128)	(4,391)	(3,721)
Borrowings on credit facility	70,000	85,000	35,000
Repayments on credit facility	(70,000)	(75,000)	(35,000)
Proceeds from exercise of stock options	8,576	9,036	28,378
Cash dividends paid	(56,251)	(49,889)	(42,371)
Treasury stock purchases	(109,276)	(122,975)	(146,467)
Cash used in financing activities	(140,291)	(146,091)	(146,935)
Foreign currency translation adjustment	(65)	(103)	—
Net change in cash and cash equivalents	20,570	(47,831)	9,985
Cash and cash equivalents at beginning of period	6,008	53,839	43,854
Cash and cash equivalents at end of period	$26,578	$6,008	$53,839

Supplemental disclosures:
Interest paid	$8,156	$7,128	$6,038
Income taxes paid	$10,149	$31,582	$17,932
Construction payable	$4,585	$12,145	$6,541
Non-cash operating:
Settlement of sale-leaseback accounting	$11,863	$—	$—
Non-cash investing:
Settlement of landlord sale-leaseback accounting	$6,824	$—	$—
Non-cash financing:
Settlement of landlord financing obligation for sale-leaseback leases	$(18,687)	$—	$—
Deemed landlord financing proceeds	$13,748	$—	$—

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              Summary of Significant Accounting Policies

Description of Business

As of March 4, 2019, The Cheesecake Factory Incorporated operated 218 Company-owned restaurants under The Cheesecake Factory®, Grand Lux Cafe®, RockSugar Southeast Asian Kitchen® marks and one under the Social Monk Asian KitchenTM mark. In addition, 21 The Cheesecake Factory branded restaurants in the Middle East, Mexico, the Chinese Mainland and Special Administrative Region of Hong Kong were operated by third parties under licensing agreements. We also operated two bakery production facilities that produce desserts for our restaurants, international licensees and third-party bakery customers. We are selectively pursuing other means to leverage our competitive strengths, including investing in or acquiring new restaurant concepts (such as North Italia® and Flower Child®), expanding The Cheesecake Factory® brand to other retail opportunities through The Cheesecake Factory At Home® consumer packaged goods, and evaluating the future potential of Social Monk Asian Kitchen, our new fast casual concept.

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

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal years 2018 and 2017 each consisted of 52 weeks, while fiscal year 2016 consisted of 53 weeks.

In fiscal 2018, we separately disclosed our investments in unconsolidated affiliates on the consolidated balance sheet and our related share of losses on the consolidated statement of income and statement of cash flow. Corresponding prior year balances were reclassified to conform to the current year presentation.

In the fourth quarter of fiscal 2018, it was determined that complimentary meals had not been appropriately presented in our consolidated statements of income, resulting in an overstatement of our revenue and operating expenses. The Company corrected the error related to prior interim periods during 2018 by reclassifying complimentary meals out of revenue and other operating expenses in the amount of $23.3 million for fiscal 2018. Further, the associated cost of complimentary meals was reclassified as other operating expenses versus cost of sales and labor in the amount of $5.8 million and $4.4 million, respectively. The reclassifications had no impact on previously reported income from operations, net income, or net income per share. The Company did not correct the 2017 and 2016 annual financial statements as the Company does not consider the impact of the prior period error to be material to the 2017 and 2016 consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ from these estimates.

Cash and Cash Equivalents

Amounts receivable from credit card processors, totaling $17.3 million and $13.8 million at January 1, 2019 and January 2, 2018, respectively, are considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Our cash management system provides for the funding of all major bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks are in excess of the cash balances at certain banks, which creates book overdrafts. Book overdrafts are presented as a current liability in other accrued expenses on our consolidated balance sheet.

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

Fair Value of Financial Instruments

For cash equivalents, the carrying amount approximates fair value because of the short maturity of these instruments. The fair value of deemed landlord financing liabilities is determined using current applicable rates for similar instruments as of the balance sheet date in accordance with Level 2 of a three-level hierarchy established by accounting standards. Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities. At January 1, 2019, the fair value of our deemed landlord financing liabilities was $117.0 million versus a carrying value of $118.6 million.

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

Intangible assets, net

Our leasehold acquisition assets and non-transferable alcoholic beverage licenses are amortized over the associated lease term and are tested for impairment using the methodology discussed in impairment of long-lived assets and lease terminations. At January 1, 2019 and January 2, 2018, the amounts included in intangibles, net for these items were $9.1 million and $8.9 million, respectively. Amortization expenses related to these assets was $0.6 million for fiscal 2018, 2017 and 2016.

Our trademarks and transferable alcoholic beverage licenses have indefinite lives and, therefore, are not subject to amortization. At January 1, 2019 and January 2, 2018, the amounts included in intangibles, net for these items were $17.1 million and $15.2 million, respectively. We test these assets for impairment at least annually by comparing the fair value of each asset with its carrying amount.

Impairment of Long-Lived Assets and Lease Terminations

We assess the potential impairment of our long-lived assets on an annual basis or whenever events or changes in circumstances indicate the carrying value of the assets or asset group may not be recoverable. Factors considered include, but are not limited to, negative cash flow, significant underperformance relative to historical or projected future operating results, significant changes in the manner in which an asset is being used, an expectation that an asset will be disposed of significantly before the end of its previously estimated useful life and significant negative industry or economic trends. At any given time, we may be monitoring a small number of locations, and future impairment charges could be required if individual restaurant performance does not improve or we make the decision to close or relocate a restaurant.

We have determined that our asset group for impairment testing is comprised of the assets and liabilities of each of our individual restaurants, as this is the lowest level of identifiable cash flows. We have identified leasehold improvements as the primary asset because it is the most significant component of our restaurant assets, it is the principal asset from which our restaurants derive their cash flow generating capacity and it has the longest remaining useful life. The recoverability is assessed by comparing the carrying value of the assets to the undiscounted cash flows expected to be generated by these assets. Impairment losses are measured as the amount by which the carrying values of the assets exceed their fair values.

In fiscal 2018, we recorded $17.9 million of lease termination costs and impairment expense in fiscal 2018 related to three The Cheesecake Factory restaurants, including two closures, one Grand Lux Cafe and one RockSugar Southeast Asian Kitchen. In fiscal 2017, we recorded $10.3 million of accelerated depreciation and impairment expense related to three The Cheesecake Factory restaurants, including one relocation and one lease expiration, and one Grand Lux Cafe. In fiscal 2016, we recorded $0.1 million of accelerated depreciation expense related to the planned relocation of one The Cheesecake Factory restaurant, which subsequently took place in fiscal 2017.

Investments in Unconsolidated Affiliates

During fiscal years 2018, 2017 and 2016, we made minority equity investments in two restaurant concepts, North Italia and Flower Child, bringing our percentage of ownership to 49% and 46%, respectively, at January 1, 2019. Since we hold a number of rights with regard to participation in policy-making processes, but do not control these entities, we account for these investments under the equity method.  Accordingly, we recognize our proportionate share of the reported earnings or losses of these entities on the consolidated statements of income and as an adjustment to our investments on the consolidated balance sheets.

We assess the potential impairment of our equity investments whenever events or changes in circumstances indicate that a decrease in value of the investment has occurred that is other than temporary, in which case we would recognize the decrease even though it is in excess of what would otherwise be recognized by application of the equity method.

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

Revenues from restaurant sales are recognized when payment is tendered at the point of sale. Revenues from bakery sales are recognized upon transfer of title and risk to customers. Royalty revenues are recognized in the period the related sales occur, utilizing the sale-based royalty exception available under current accounting guidance. Our consumer packaged goods minimum guarantees do not require distinct performance obligations. Therefore, related revenue is recognized on a straight-line basis over the life of the applicable agreements, ranging from one to three years. As our development and site fee agreements do not contain distinct performance obligations, related revenue is recognized on a straight-line basis over the life of the applicable agreements, ranging from eight to 30 years.

In fiscal 2018, we deferred revenue of $0.9 million for new minimum guarantees for consumer packaged goods and recognized minimum guarantee revenue of $0.8 million. In fiscal 2018, we deferred revenue of $0.2 million for new site and development agreements and recognized revenue of $0.4 million. Prior to the adoption of the new revenue recognition standard, we recognized revenue for development fees upon execution of new development agreements and for site fees upon our approval of new restaurant sites. Under previous guidance, we would have recognized site and development fee revenue of $0.2 million during fiscal 2018.

We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants. Based on our historical redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.” Breakage is recognized over a three-year period in proportion to historical redemption trends and is classified as revenues in our consolidated statements of income. We recognized $8.0 million, $7.9 million and $7.6 million of gift card breakage in fiscal years 2018, 2017 and 2016, respectively. Incremental direct costs related to gift card sales, including commissions and credit card fees, are deferred and recognized in earnings in the same pattern as the related gift card revenue. There were no changes to our accounting for gift card revenue and related costs upon adoption of the new revenue recognition standard.

Certain of our promotional programs include multiple element arrangements that incorporate various performance obligations. We allocate revenue using the relative selling price of each performance obligation considering the likelihood of redemption and recognize revenue upon satisfaction of each performance obligation. During fiscal 2018, we deferred revenue of $7.0 million related to promotional programs and recognized $5.9 million of previously deferred revenue related to promotional programs.

(See Recent Accounting Pronouncements for further discussion of our adoption of the new revenue recognition accounting guidance.)

Leases

We currently lease all of our restaurant locations. We evaluate each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. All of our restaurant leases are classified as operating leases. Minimum base rent, which generally escalates over the term of the lease, is recorded on a straight-line basis over the lease term. The lease term includes the build-out period for our leases, where no rent payments are typically due under the terms of the lease. Contingent rent expense, which is based on a percentage of revenues, is recorded as incurred to the extent it exceeds minimum base rent per the lease agreement.

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

Self-Insurance Liabilities

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, staff member health benefits, employment practices and other insurable risks. The accrued liabilities associated with our self-insured programs are based on our estimate of the ultimate costs to settle known claims, as well as claims incurred but not yet reported to us (“IBNR”) as of the balance sheet date and are recorded in other accrued expenses. Our estimated liabilities, which are not discounted, are based on information provided by our insurance brokers and insurers, combined with our judgment regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices.

Stock-Based Compensation

We maintain stock-based incentive plans under which equity awards may be granted to staff members and consultants. We account for the awards based on fair value measurement guidance and amortize to expense over the vesting period using a straight-line or graded-vesting schedule, as applicable. (See Note 13 for further discussion of our stock-based compensation.)

Advertising Costs

We expense advertising production costs at the time the advertising first takes place. All other advertising costs are expensed as incurred. Most of our advertising costs are included in other operating costs and expenses and were $6.1 million, $6.1 million and $7.4 million in fiscal 2018, 2017 and 2016, respectively.

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

Net Income per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, reduced by unvested restricted stock awards. At January 1, 2019, January 2, 2018 and January 3, 2017, 1.7 million, 1.7 million and 1.9 million shares, respectively, of restricted stock issued to staff members were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal years ended on those dates. Diluted net income per share includes the dilutive effect of outstanding equity awards, calculated using the treasury stock method. Shares of common stock equivalents of 1.5 million, 1.6 million and 1.4 million for fiscal 2018, 2017 and 2016, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

	Fiscal Year
	2018	2017	2016
	(In thousands, except per share data)

Net income	$99,035	$157,392	$139,494

Basic weighted average shares outstanding	45,263	46,930	47,981
Dilutive effect of equity awards	952	1,222	1,391

Diluted weighted average shares outstanding	46,215	48,152	49,372

Basic net income per share	$2.19	$3.35	$2.91

Diluted net income per share	$2.14	$3.27	$2.83

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investment by and distribution to owners. For fiscal year 2016, our comprehensive income consisted solely of net income. In fiscal years 2018 and 2017, comprehensive income also included translation gains and losses related to our Canadian restaurant operations.

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

Recent Accounting Pronouncements

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard on the recognition and measurement of leases, which requires lessees to recognize a lease liability and a corresponding right-of-use asset on the balance sheet for most leases. The guidance does not make significant changes to the recognition, measurement, and presentation of expenses and cash flows by a lessee. The standard requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases and is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. We will adopt the standard in the first quarter of fiscal 2019 and plan to utilize the alternative transition method, whereby an entity records a cumulative effect adjustment to opening retained earnings in the year of adoption without restating prior periods. We plan to elect the package of practical expedients which allows us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease and our initial direct costs for any leases that exist prior to adoption of the new standard, as well as the practical expedient which allows the use of hindsight in determining our lease terms. We expect the adoption will result in the recognition of right-of-use assets and lease liabilities of approximately $1 billion on our consolidated balance sheet. We also expect approximately $4 million of additional expense on our fiscal 2019 statement of operations due primarily to our election of the hindsight practical expedient.

Recently Adopted Accounting Standards

In August 2018, the FASB issued accounting guidance that requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement if those costs would be capitalized by the customer in a software licensing arrangement under the current internal-use software standard. This guidance is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted. We implemented this guidance on a prospective basis in the third quarter of fiscal 2018 and, as a result, capitalized $0.6 million of implementation costs during fiscal 2018.

In May 2014, the FASB issued accounting guidance that provides a comprehensive new revenue recognition model that supersedes most of the existing revenue recognition requirements and requires entities to recognize revenue at an amount that reflects the consideration to which a company expects to be entitled in exchange for transferring goods or services to a customer. We implemented this standard as of the first day of fiscal 2018. Utilizing the cumulative-effect method of adoption, we recorded a $4.8 million increase to deferred revenue and a corresponding reduction of $3.6 million, net of tax, to retained earnings to reverse a portion of the previously-recognized development and site fees from our international licensees. Whereas previously we recognized income and received payment upon execution of the agreements and approval of new restaurant sites, respectively, future revenue for these items will be recorded on a straight-line basis over the life of the applicable license agreements as the agreements do not contain distinct performance obligations. Comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The impact of adopting this standard as compared to the previous revenue recognition guidance was not material to our consolidated balance sheet and consolidated statements of income and comprehensive income.

2.              Other Receivables

Other receivables consisted of (in thousands):

	January 1, 2019	January 2, 2018

Gift card distributors	$41,996	$40,973
Insurance providers	9,020	5,177
Landlord construction contributions	4,976	9,053
Other	12,201	12,315
Total	$68,193	$67,518

3.              Inventories

Inventories consisted of (in thousands):

	January 1, 2019	January 2, 2018

Restaurant food and supplies	$18,362	$18,407
Bakery finished goods and work in progress (1)	13,845	18,423
Bakery raw materials and supplies	6,679	5,730
Total	$38,886	$42,560

(1)         Our California bakery was closed from February 2018 to June 2018 while we upgraded the facility. In preparation for lost production capacity, we produced additional inventories during the fourth quarter of fiscal 2017. The additional inventory was utilized during fiscal 2018.

4.              Prepaid Expenses

Prepaid expenses consisted of (in thousands):

	January 1, 2019	January 2, 2018

Gift card contract assets	$23,388	$23,814
Rent	4,939	12,300
Other	12,318	21,552
Total	$40,645	$57,666

5.     Property and Equipment

Property and equipment consisted of (in thousands):

	January 1, 2019	January 2, 2018

Land and related improvements	$15,852	$15,852
Buildings	44,036	37,633
Leasehold improvements	1,283,233	1,258,132
Furnishings, fixtures and equipment	467,051	456,056
Computer software and equipment	55,434	52,165
Restaurant smallwares	30,268	29,579
Construction in progress	27,975	23,453

Property and equipment, total	1,923,849	1,872,870
Less: Accumulated depreciation	(1,010,574)	(937,825)
Property and equipment, net	$913,275	$935,045

Depreciation expenses related to property and equipment for fiscal 2018, 2017 and 2016 were $93.3 million, $89.6 million and $88.0 million, respectively. Repair and maintenance expenses for fiscal 2018, 2017 and 2016 were $55.2 million, $54.1 million and $50.1 million, respectively. Net expense for property and equipment disposals was $2.1 million, $2.5 million and $3.6 million in fiscal 2018, 2017 and 2016, respectively.

6.              Other Assets

Other assets consisted of (in thousands):

	January 1, 2019	January 2, 2018

Executive Savings Plan trust assets	$57,605	$60,901
Deposits	5,489	5,496
Deferred income taxes	1,597	—
Total	$64,691	$66,397

7.  Gift Cards

The following tables present information related to gift cards (in thousands):

Gift card liabilities:

	January 1, 2019	January 2, 2018

Beginning balance	$163,951	$153,629
Activations	151,084	155,422
Redemptions and breakage	(142,699)	(145,100)
Ending balanace	$172,336	$163,951

Gift card contract assets (1):

	January 1, 2019	January 2, 2018

Beginning balance	$23,814	$23,786
Deferrals	18,669	19,217
Amortization	(19,095)	(19,189)
Ending balance	$23,388	$23,814

(1)         Included in prepaid expenses on the consolidated balance sheets.

8.              Other Accrued Expenses

Other accrued expenses consisted of (in thousands):

	January 1, 2019	January 2, 2018

Self-insurance	$72,631	$66,354
Salaries and wages	39,102	33,398
Staff member benefits	22,946	21,498
Payroll and sales taxes	15,684	16,359
Other	44,018	45,407
Total	$194,381	$183,016

9.              Long-Term Debt

We maintain a $200 million unsecured revolving credit facility (the “Facility”), $50 million of which may be used for issuances of letters of credit. Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. The Facility, which matures on December 22, 2020, contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the participating lenders electing to increase their commitments or new lenders being added to the Facility. Certain of our significant subsidiaries guarantee our obligations under the Facility. During fiscal years 2018, 2017 and 2016, we utilized the Facility to fund a portion of our stock repurchases. At January 1, 2019, we had net availability for borrowings of $169.3 million, based on a $10.0 million outstanding debt balance and $20.7 million in standby letters of credit.

We are subject to certain financial covenants under the Facility requiring us to maintain (i) a maximum “Net Adjusted Leverage Ratio” of 4.0 and (ii) a minimum EBITDAR (earnings before interest, taxes, depreciation and amortization, and rent) to interest and rental expense ratio (“EBITDAR Ratio”) of 1.9, with each of the capitalized terms in this Note 8 having the same meaning as defined in the Facility. The Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio, and also sets forth negative covenants that restrict indebtedness, liens, investments, sales of assets, fundamental changes and other matters. Our Net Adjusted Leverage and EBITDAR Ratios were 2.9 and 2.6, respectively, at January 1, 2019, and we were in compliance with all covenants in effect at that date.

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

We capitalized interest expense related to new restaurant openings and major remodels totaling $0.4 million, $0.7 million and $0.6 million in fiscal 2018, 2017 and 2016, respectively.

10.       Other Noncurrent Liabilities

Other noncurrent liabilities consisted of (in thousands):

	January 1, 2019	January 2, 2018

Executive Savings Plan	$57,551	$61,096
Other	14,108	9,879
Total	$71,659	$70,975

(See Note 14 for further discussion of our Executive Savings Plan.)

11.       Commitments and Contingencies

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

As of January 1, 2019, the aggregate minimum annual lease payments under operating leases, including amounts characterized as deemed landlord financing payments, are as follows (in thousands):

2019	$93,792
2020	91,808
2021	88,829
2022	86,925
2023	81,929
Thereafter	495,091
Total	$938,374

Rent expense on all operating leases was as follows (in thousands):

	Fiscal Year
	2018	2017	2016
Straight-lined minimum base rent	$83,999	$83,387	$80,276
Contingent rent	20,147	19,559	22,408
Common area maintenance and taxes	39,961	38,103	36,252
Total	$144,107	$141,049	$138,936

We enter into various obligations for the purchase of goods and for the construction of restaurants. At January 1, 2019, these obligations approximated $154.1 million, $118.2 million of which is due in fiscal 2019.

Based on North Italia’s current performance, we are likely to acquire the remaining interest in the concept at the end of the third quarter of 2019 for an estimated $150 million.  However, we could be obligated to do so if certain financial, legal and operational conditions are met and Fox Restaurant Concepts LLC (“FRC”) elects to exercise its put option prior to this date.

As of January 1, 2019, we were obligated to provide up to an additional $3 million in growth capital to Flower Child. We have the right to acquire the remaining interest in Flower Child in fiscal 2021. However, we could be obligated to do so if  certain financial, legal and operational conditions are met and FRC elects to exercise its put option prior to this date.

As credit guarantees to insurers, we have $20.7 million in standby letters of credit related to our self-insurance liabilities. All standby letters of credit are renewable annually.

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, staff member health benefits, employment practices and other insurable risks. The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims, as well as claims incurred but not yet reported to us (“IBNR”) as of the balance sheet date. Our estimated liabilities are based on information provided by our insurance brokers and insurers, combined with our judgment regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices. At January 1, 2019, the total accrued liability for our self-insured plans was $72.2 million.

On November 26, 2014, a former hourly restaurant employee filed a class action lawsuit in the San Diego County Superior Court, alleging that the Company violated the California Labor Code and California Business and Professions Code, by failing to pay overtime, to permit required rest breaks and to provide accurate wage statements, among other claims (Masters v. The Cheesecake Factory Restaurants, Inc., et al.; Case No 37-2014-00040278). The lawsuit seeks unspecified penalties under California Private Attorneys’ General Act (“PAGA”) in addition to other monetary payments. By stipulation, the parties agreed to transfer Case No. 37-2014-00040278 to the Orange County Superior Court. On March 2, 2015, Case No. 37-2014-00040278 was officially transferred and assigned a new Case No. 30-2015-00775529 in the Orange County Superior Court. On June 27, 2016, we gave notice to the court that Case Nos. CIV1504091 and BC603620 described below may be related. On February 13, 2018, the parties reached a settlement in Case No. 30-2015-00775529. On October 5, 2018, the judge signed the order granting preliminary approval of the class action settlement. Based upon the current status of this matter, we have reserved an immaterial amount.

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

On May 28, 2015, a group of current and former hourly restaurant employees filed a class action lawsuit in the U.S. District Court for the Eastern District of New York, alleging that the Company violated the Fair Labor Standards Act and New York Labor Code, by requiring employees to purchase uniforms for work and violated the State of New York’s minimum wage and overtime provisions (Guglielmo v. The Cheesecake Factory Restaurants, Inc., et al; Case No. 2:15-CV-03117). On September 8, 2015, we filed a response to the complaint, requesting the court to compel arbitration against opt-in plaintiffs with valid arbitration agreements. On July 21, 2016, the court issued an order confirming the agreement of the parties to dismiss all class claims with prejudice and to allow the case to proceed as a collective action covering a limited number of our restaurants in the State of New York. On February 21, 2018, the parties reached a tentative settlement subject to documentation and court approval. Based upon the current status of this matter, we have reserved an immaterial amount.

On December 10, 2015, a former restaurant management employee filed a class action lawsuit in the Los Angeles County Superior Court, alleging that the Company improperly classified its managerial employees, failed to pay overtime, and failed to provide accurate wage statements, in addition to other claims. The lawsuit seeks unspecified penalties under PAGA in addition to other monetary payments (Tagalogon v. The Cheesecake Factory Restaurants, Inc.; Case No. BC603620). On March 23, 2016, the parties issued their joint status conference statement at which time we gave notice to the court that Case Nos. 30-2015-00775529 and CIV1504091 may be related. On April 29, 2016, we filed a response to the complaint. We intend to vigorously defend this action. However, it is not possible at this time to reasonably estimate the outcome of or any potential liability from this matter and, accordingly, we have not reserved for any potential future payments.

On July 12, 2017, a lawsuit was filed in the Los Angeles County Superior Court alleging that the Company violated California’s unfair business practices statute by improperly calculating suggested gratuity amounts on split payment transactions (Goldman v. The Cheesecake Factory Incorporated; Case No. BC668334). On December 1, 2017, we filed a demurrer to the plaintiff’s complaint. The plaintiff filed his opposition on December 26, 2017. On March 27, 2018, the Court sustained the demurrer without leave to amend as to six of the seven causes of action in the complaint. On January 25, 2019, the parties reached a tentative settlement for an immaterial amount covering all claims.

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

On February 3, 2017, a class action lawsuit was filed in the U.S. District Court for the Southern District of Florida, alleging that the Company violated the Fair and Accurate Credit Transaction Act, by failing to properly censor consumer credit or debit card information (Muransky v. The Cheesecake Factory Incorporated; Case No. 0:17-cv-60229-JEM). On February 21, 2017 and February 28, 2017, two additional lawsuits were filed in California and New York, respectively, alleging similar claims to Case No. 0:17-cv-60229-JEM (Tibbits v. The Cheesecake Factory Incorporated; Case No. 1:17-cv-00968 ( E.D.N.Y.); Zhang v. The Cheesecake Factory Incorporated; Case No 8:17-cv-00357 (C.D. Cal.)). We filed a motion to transfer and dismiss Case No. 0:17-cv-60229-JEM on March 24, 2017 and similarly filed a motion to transfer and dismiss Case No. 1:17-cv-00968 on April 7, 2017. On October 16, 2017, the Florida court granted our motion to transfer Case No. 0:17-cv-60229JEM to California to be consolidated with Case No. 8:17-cv-00357. The plaintiff in Case No. 1:17-cv-00968 agreed to transfer its case to California and such matter was subsequently consolidated with Case No 8:17-cv-00357. On May 25, 2018, the parties reached a tentative settlement which covers the three consolidated cases. The final settlement agreement is subject to documentation and court approval and will be covered by our insurance provider.

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

On June 7, 2018, the California Department of Industrial Relations issued a $4.2 million wage citation jointly against the Company and its vendor that provides janitorial services to eight of our Southern California restaurants, alleging that the janitorial vendor or its subcontractor failed to comply with various provisions of the California Labor Code (Wage Citation Case No. 35-CM-188798-16). The wage citation seeks to recover penalties and other monetary payments on behalf of the employees that worked for this vendor or its subcontractor. On June 28, 2018, we filed an appeal of the wage citation. We intend to vigorously defend this action. However, it is not possible at this time to reasonably estimate the outcome of or any potential liability from this matter and, accordingly, we have not reserved for any potential future payments.

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

We have employment agreements with certain of our executive officers that provide for payments to those officers in the event of an actual or constructive termination of their employment, including in the event of a termination without cause, an acquirer failure to assume or continue equity awards following a change in control of the Company or, otherwise, in the event of death or disability as defined in those agreements. Aggregate payments totaling approximately $1.8 million, excluding accrued potential bonuses of $1.8 million, which are subject to approval by the Compensation Committee, would have been required by those agreements had all such officers terminated their employment for reasons requiring such payments as of January 1, 2019. In addition, the employment agreement with our Chief Executive Officer specifies an annual founder’s retirement benefit of $650,000 for ten years, commencing six months after termination of his full-time employment.

12.    Stockholders’ Equity

Cash dividends of $1.24, $1.06 and $0.88 were declared during fiscal 2018, 2017 and 2016, respectively. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of our Facility and applicable law, and such other factors that the Board considers relevant. (See Note 9 for further discussion of our Facility.)

On July 21, 2016, our Board increased the authorization to repurchase our common stock by 7.5 million shares to 56.0 million shares. Under this and all previous authorizations, we have cumulatively repurchased 51.8 million shares at a total cost of $1,642.1 million through January 1, 2019. During fiscal 2018, 2017 and 2016, we repurchased 2.3 million, 2.6 million and 2.9 million shares of our common stock at a cost of $109.3 million, $123.0 million and $146.5 million, respectively. Repurchased common stock is reflected as a reduction of stockholders’ equity in treasury stock. Share repurchases have been executed  under stock repurchase plans adopted from time to time by our Board in furtherance of its repurchase authorization and are intended to qualify for safe harbor protection in accordance with Rule 10b5-1 and Rule 10b-18 of the Securities Act of 1934.

Repurchases made during fiscal 2018 were made pursuant to the following stock repurchase plans adopted by our Board:

Adoption Date	Effective Dates
October 26, 2017	December 1, 2017 through April 30, 2018
February 15, 2018	May 1, 2018 through July 31, 2018
July 26, 2018	August 3, 2018 through August 17, 2018
July 26, 2018	August 31, 2018 through February 1, 2019

Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. All purchases in the open market are made in compliance with Rule 10b-18. We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, including dividend payments and growth capital contributions to North Italia and Flower Child, a review of our capital structure and cost of capital, our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and financial covenants under our Facility that limit share repurchases based on a defined ratio. (See Note 9 for further discussion of our long-term debt.) Our objectives with regard to share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.

13.    Stock-Based Compensation

We maintain stock-based incentive plans under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units may be granted to staff members and consultants. Our current practice is to issue new shares, rather than treasury shares, upon stock option exercises, for restricted share grants and upon vesting of restricted share units. To date, we have only granted non-qualified stock options, restricted shares and restricted share units of common stock under these plans. Non-employee directors have received only non-qualified stock options under a non-employee director equity plan, which expired in May 2007. Currently, we do not have a plan under which non-employee directors may be granted stock options or other equity interests in the Company.

On April 5, 2017, our Board approved an amendment to our 2010 Stock Incentive Plan to increase the number of shares of common stock reserved for grant under the plan to 12.7 million shares from 9.2 million shares. This amendment was approved by our stockholders at our annual meeting held on June 8, 2017. This is our only active stock-based incentive plan, and approximately 2.9 million of these shares were available for grant as of January 1, 2019.

Stock options generally vest at 20% per year and expire eight years from the date of grant. Restricted shares and restricted share units generally vest between three to five years from the date of grant and require that the staff member remains employed in good standing with the Company as of the vesting date. Certain restricted share units granted to executive officers contain performance-based vesting conditions. Performance goals are determined by the Board of Directors. The quantity of units that will vest ranges from 0% to 150% based on the level of achievement of the performance conditions. Equity awards for certain executive officers may vest earlier in the event of a change of control in which the acquirer fails to assume or continue such awards, as defined in the plan, or under certain circumstances described in such executive officers’ respective employment agreements. Compensation expense is recognized only for those options, restricted shares and restricted share units expected to vest, with forfeitures estimated based on our historical experience and future expectations.

The following table presents information related to stock-based compensation, net of forfeitures (in thousands):

	Fiscal Year
	2018	2017(2)	2016

Labor expenses	$5,681	$5,236	$6,023
Other operating costs and expenses	287	243	251
General and administrative expenses	14,020	10,978	15,199
Total stock-based compensation	19,988	16,457	21,473
Income tax benefit	4,987	6,295	8,213
Total stock-based compensation, net of taxes	$15,001	$10,162	$13,260

Capitalized stock-based compensation (1)	$262	$239	$338

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

(2)         Fiscal 2017 stock-based compensation expense includes a $3.9 million benefit for an out-of-period adjustment related to a correction in stock-based compensation valuation and forfeitures. We believe this adjustment is immaterial to the applicable prior periods.

Stock Options

The weighted average fair value at the grant date for options issued during fiscal 2018, 2017 and 2016 was $11.62, $14.83 and $12.10 per share, respectively. The fair value of options was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for fiscal 2018, 2017 and 2016, respectively: (a) an expected option term of 6.9 years, 6.9 years and 6.8 years, (b) expected stock price volatility of 27.8%, 24.4% and 26.3%, (c) a risk-free interest rate of 2.8%, 2.3% and 1.6%, and (d) a dividend yield on our stock of 2.5%, 1.6% and 1.6%.

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

Stock option activity during fiscal 2018 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at beginning of year	1,741	$42.25	4.0	$14,766
Granted	381	$47.22
Exercised	(286)	$30.00
Forfeited or cancelled	(37)	$50.33
Outstanding at end of year	1,799	$45.03	4.1	$5,606

Exercisable at end of year	1,010	$40.89	2.6	$5,606

(1)  Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal year-end date.

The total intrinsic value of options exercised during fiscal 2018, 2017 and 2016 was $6.2 million, $11.2 million and $40.4 million, respectively. As of January 1, 2019, total unrecognized stock-based compensation expense related to unvested stock options was $6.9 million, which we expect to recognize over a weighted average period of approximately 3.0 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during fiscal 2018 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)	(Per share)
Outstanding at beginning of year	1,694	$46.38
Granted	576	$48.22
Vested	(424)	$41.94
Forfeited	(144)	$46.53
Outstanding at end of year	1,702	$48.08

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted average fair value for restricted shares and restricted share units issued during fiscal 2018, 2017 and 2016 was $48.22, $54.29 and $50.89, respectively. The fair value of shares that vested during fiscal 2018, 2017 and 2016 was $17.8 million, $18.4 million and $12.2 million, respectively. As of January 1, 2019, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $35.8 million, which we expect to recognize over a weighted average period of approximately 2.9 years.

14.    Employee Benefit Plans

We have a defined contribution benefit plan in accordance with section 401(k) of the Internal Revenue Code (“401(k) Plan”) that is open to our staff members who meet certain compensation and eligibility requirements. Participation in the 401(k) Plan is currently open to staff members from our restaurant concepts, bakery facilities and corporate offices. The 401(k) Plan allows participating staff members to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options. Our executive officers and a select group of management and/or highly compensated staff members are not eligible to participate in the 401(k) Plan. We currently match in cash a certain percentage of the staff member contributions to the 401(k) Plan and also pay a portion of the administrative costs. Expense recognized in fiscal 2018, 2017 and 2016 was $1.0 million, $1.0 million and $0.9 million, respectively.

We have also established The Cheesecake Factory Incorporated Executive Savings Plan (“ESP”), a non-qualified deferred compensation plan for our executive officers and a select group of management and/or highly compensated staff members as defined in the plan document. The ESP allows participating staff members to defer the receipt of a portion of their base compensation and up to 100% of their eligible bonuses. Non-employee directors may also participate in the ESP and defer the receipt of their earned director fees. We currently match in cash a certain percentage of the staff member contributions to the ESP and also pay for the administrative costs. We do not match any contributions made by non-employee directors. Expense recognized in fiscal 2018, 2017 and 2016 was $1.3 million, $1.0 million and $1.0 million, respectively.

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

We maintain self-insured medical and dental benefit plans for our staff members. The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us as of the balance sheet date. The accrued liability for our self-insured benefit plans, which is included in other accrued expenses, was $10.4 million and $8.8 million as of January 1, 2019 and January 2, 2018, respectively. (See Note 1 for further discussion of accounting for our self-insurance liabilities.)

15.            Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year
	2018	2017(1)	2016

Income before income taxes	$107,411	$146,466	$191,768
Income tax provision/(benefit):
Current:
Federal	$5,082	$7,148	$42,665
State	8,804	7,106	10,614
Total current	13,886	14,254	53,279
Deferred:
Federal	(4,549)	(24,570)	(564)
State	(961)	(610)	(441)
Total deferred	(5,510)	(25,180)	(1,005)
Total provision/(benefit)	$8,376	$(10,926)	$52,274

(1)  The Tax Act, which was enacted on December 22, 2017, made significant changes to how corporations are taxed in the U.S., the most prominent of which affecting us was to lower the U.S. corporate tax rate from 35% to 21%. In addition to the benefit of a lower rate in future years, the enactment of the Tax Act caused us to revalue our deferred tax assets and liabilities to reflect the new rate, resulting in a benefit to our fiscal 2017 income tax provision of $38.5 million.

The following reconciles the U.S. federal statutory rate to the effective tax rate:

	Fiscal Year
	2018	2017	2016

U.S. federal statutory rate	21.0%	35.0%	35.0%
State and district income taxes, net of federal benefit	6.1	3.3	3.5
Credit for FICA taxes paid on tips	(16.5)	(9.4)	(7.0)
Other credits and incentives	(2.5)	(1.9)	(1.3)
Manufacturing deduction	—	(2.3)	(2.5)
Deferred compensation	0.8	(1.5)	(0.5)
Equity compensation	(1.5)	(4.5)	—
Impact of statutory rate change on deferred taxes	—	(26.3)	—
Other	0.4	0.1	0.1
Effective tax rate	7.8%	(7.5)%	27.3%

Following are the temporary differences that created our deferred tax assets and liabilities (in thousands):

	January 1, 2019	January 2, 2018
Deferred tax assets:
Staff member benefits	$22,925	$22,626
Insurance reserves	15,165	14,027
Accrued rent	10,870	12,523
Deferred income	17,288	11,607
Stock-based compensation	8,628	8,710
Tax credit carryforwards	1,880	2,308
Other	1,265	738
Subtotal	78,021	72,539
Less: Valuation allowance	(792)	(455)
Total	$77,229	$72,084

Deferred tax liabilities:
Property and equipment	$(107,513)	$(111,324)
Prepaid expenses	(7,929)	(9,120)
Inventory	(6,893)	(6,724)
Other	(5,420)	(2,132)
Total	$(127,755)	$(129,300)

Net deferred tax liability	$(50,526)	$(57,216)

At January 1, 2019 and January 2, 2018, we had $2.4 million and $2.9 million, respectively, of state tax credit carryforwards, consisting of hiring and investment credits, which began to expire in 2013, and $0.7 million of foreign net operating losses which begin to expire in 2038. We assess the available evidence to estimate if sufficient future taxable income will be generated to use these carryforwards. Based on this evaluation, we recorded a valuation allowance of $0.8 million and $0.5 million at January 1, 2019 and January 2, 2018, retrospectively, to reflect the amount that we will likely not realize. This assessment could change if estimates of future taxable income during the carryforward period are revised. The earliest tax year still subject to examination by a significant taxing jurisdiction is 2010.

At January 1, 2019, we had a reserve of $0.8 million for uncertain tax positions. If recognized, this amount would impact our effective income tax rate. A reconciliation of the beginning and ending amount of our uncertain tax positions is as follows (in thousands):

	Fiscal Year
	2018	2017	2016

Balance at beginning of year	$843	$829	$1,067
Additions related to current period tax positions	104	168	139
Reductions related to settlements with taxing authorities and lapses of statutes of limitations	(117)	(154)	(377)
Balance at end of year	$830	$843	$829

At January 1, 2019 and January 2, 2018, we had $0.2 million and $0.1 million, respectively, of accrued interest and penalties related to uncertain tax positions. None of the balance of uncertain tax positions at January 1, 2019 relates to tax positions for which it is reasonably possible that the total amount could decrease during the next twelve months based on the lapses of statutes of limitations.

We have completed our analysis of the Tax Cuts and Jobs Act, including related subsequent guidance, and have recorded its effects in the financial statements.

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

Segment information is presented below (in thousands):

	Fiscal Year
	2018	2017	2016
Revenues:
The Cheesecake Factory restaurants	$2,127,347	$2,057,816	$2,078,083
Other	204,984	202,686	197,636
Total	$2,332,331	$2,260,502	$2,275,719
Income/(loss) from operations:
The Cheesecake Factory restaurants (1)	$252,210	$263,581	$308,058
Other (2)	8,993	17,547	27,623
Corporate	(142,255)	(128,283)	(134,688)
Total	$118,948	$152,845	$200,993
Depreciation and amortization:
The Cheesecake Factory restaurants	$80,646	$76,186	$74,861
Other	10,438	11,717	8,469
Corporate	4,892	4,826	4,680
Total	$95,976	$92,729	$88,010
Capital expenditures:
The Cheesecake Factory restaurants	$71,880	$101,142	$99,817
Other	28,324	16,885	13,783
Corporate	2,705	2,752	2,221
Total	$102,909	$120,779	$115,821
Total assets:
The Cheesecake Factory restaurants	$928,345	$937,512	$950,372
Other	164,972	167,096	157,842
Corporate	220,816	228,452	185,105
Total	$1,314,133	$1,333,060	$1,293,319

(1)  Fiscal 2018 includes $6.6 million of lease termination and impairment expense, fiscal 2017 includes $2.5 million of accelerated depreciation and impairment expense, and fiscal 2016 includes $0.1 million of accelerated depreciation expense. (See Note 1 for further discussion of these charges.)

(2)  Fiscal 2018 and fiscal 2017 include impairment expense of $11.3 million and $7.8 million, respectively. (See Note 1 for further discussion of these charges.)

17.    Quarterly Financial Data (unaudited)

Summarized unaudited quarterly financial data for fiscal 2018 and 2017 is as follows (in thousands, except per share data):

Quarter Ended:	April 3, 2018	July 3, 2018	October 2, 2018	January 1, 2019
Revenues (1)	$584,697	$587,319	$575,160	$585,155
Income from operations (2)	$31,551	$34,543	$33,495	$19,359
Net income (2)	$26,029	$28,353	$28,475	$16,178
Basic net income per share (4)	$0.57	$0.62	$0.63	$0.36
Diluted net income per share (4)	$0.56	$0.61	$0.61	$0.35
Cash dividends declared per common share	$0.29	$0.29	$0.33	$0.33

Quarter Ended:	April 4, 2017	July 4, 2017	October 3, 2017	January 2, 2018
Revenues	$563,426	$569,869	$555,392	$571,815
Income from operations (2)	$43,563	$50,218	$34,317	$22,747
Net income (2)(3)	$35,043	$38,166	$26,445	$57,738
Basic net income per share (4)	$0.74	$0.80	$0.57	$1.26
Diluted net income per share (4)	$0.71	$0.78	$0.56	$1.24
Cash dividends declared per common share	$0.24	$0.24	$0.29	$0.29

(1)  In the fourth quarter of fiscal 2018, we corrected an error related to the presentation of complimentary meals. Corresponding amounts for the first three quarters of fiscal 2018 of $6.0 million, $5.9 million, and $5.7 million, respectively, were reclassified out of revenue and other operating expenses. Further, the associated cost of complimentary meals was reclassified to other operating expenses out of cost of sales in the amounts of $1.5 million, $1.5 million, and $1.4 million, respectively as well as $1.1 million out of labor in each quarter. The Company did not correct the 2017 quarterly financial data as the Company does not consider the impact of the prior period error to be material to those periods.

(2)         In fiscal 2018, income from operations included $2.6 million, $0.3 million and $15.0 million of lease termination and impairment expense in the second, third and fourth quarters, respectively, with an corresponding impact to net income of $1.9 million, $0.2 million and $11.1 million, respectively. In fiscal 2017, income from operations included $0.8 million, $0.4 million and $9.1 million of accelerated depreciation and impairment expense in the first, second and fourth quarters, respectively, with a corresponding impact to net income of $0.4 million, $0.3 million, $5.5 million, respectively. These amounts were recorded in impairment of assets and lease terminations in the consolidated statements of income. (See Note 1 for further discussion of these charges.)

(3)         The fourth quarter of fiscal 2017 includes a $38.5 million benefit to our income tax provision related to the Tax Act. (See Note 15 for further discussion of income taxes.)

(4)         Net income per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.

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

18.    Subsequent Events

On February 13, 2019, our Board of Directors approved a quarterly cash dividend of $0.33 per share to be paid on March 19, 2019 to the stockholders of record on March 4, 2019.

On February 13, 2019, our Board of Directors approved the adoption of a 10b5-1 Plan, which will be effective from March 25, 2019 through July 31, 2019.

EXHIBIT INDEX

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

2.1	Form of Reorganization Agreement(P)	Amend. No. 1 to Form S-1	33-479336	2.1	8/17/92

3.1	Restated Certificate of Incorporation of The Cheesecake Factory Incorporated	10-Q	000-20574	3.2	8/6/18

3.2	Bylaws of The Cheesecake Factory Incorporated (Amended and Restated on May 20, 2009)	8-K	000-20574	3.8	5/27/09

3.3	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock of The Cheesecake Factory Incorporated	10-Q	000-20574	3.1	8/6/18

10.1.1	Employment Agreement, effective as of April 1, 2017, between The Cheesecake Factory Incorporated and David M. Overton*	8-K	000-20574	99.2	2/22/17

10.1.2	First Amendment to Employment Agreement, effective as of April 1, 2018, between The Cheesecake Factory Incorporated and David M. Overton*	8-K	000-20574	99.2	2/21/18

10.2	Employment Agreement, effective as of March 3, 2016, between The Cheesecake Factory Incorporated and David M. Gordon*	10-K	000-25074	10.6	3/2/17

10.3	Employment Agreement, effective as of March 3, 2016, between The Cheesecake Factory Incorporated and W. Douglas Benn*	10-K	000-25074	10.7	3/2/17

10.4	Employment Agreement, effective as of March 3, 2016, between The Cheesecake Factory Incorporated and Debby R. Zurzolo*	10-K	000-25074	10.8	3/2/17

10.5	Employment Agreement, effective as of March 3, 2016, between The Cheesecake Factory Incorporated and Max Byfuglin*	10-K	000-25074	10.9	3/2/17

10.6	Employment Agreement, effective as of July 7, 2017, between The Cheesecake Factory Incorporated and Matthew E. Clark*	8-K	000-25074	99.1	6/13/17

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

10.7	Employment Agreement, effective as of May 14, 2018, between The Cheesecake Factory Incorporated and Scarlett May*	10-Q	000-25074	10.10	5/11/18

10.8	Employment Agreement, effective as of February 13, 2019, between The Cheesecake Factory Incorporated and Keith T. Carango*	—	—	—	Filed herewith

10.9.1	Amended and Restated The Cheesecake Factory Incorporated Executive Savings Plan*	10-K	000-25074	10.20	3/2/17

10.9.2	First Amendment to The Cheesecake Factory Incorporated Executive Savings Plan as amended and restated November 7, 2016*	10-K	000-25074	10.11.1	2/28/18

10.10	Form of Indemnification Agreement*	8-K	000-25074	99.1	12/14/07

10.11.1	Inducement Agreement dated as of July 27, 2005	8-K	000-25074	99.3	8/2/05

10.11.2	First Amendment to Inducement Agreement dated as of March 1, 2010	10-K	000-25074	10.36	2/23/11

10.11.3	Second Amendment to Inducement Agreement dated as of May 7, 2015	10-K	000-25704	10.24	3/2/17

10.12.1	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended April 7, 2011*	DEF 14A	000-20574	Appendix A	4/21/11

10.12.2	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended effective as of February 27, 2013*	DEF 14A	000-20574	Appendix A	04/19/13

10.12.3	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended April 3, 2014*	DEF 14A	000-20574	Appendix A	4/17/14

10.12.4	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended May 28, 2015*	DEF 14A	000-20574	Appendix A	4/17/15

10.12.5	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended April 5, 2017*	DEF 14A	000-20574	Appendix A	4/25/17

10.13	Form of Grant Agreement for Executive Officers under 2010 Stock Incentive Plan*	10-Q	000-20574	10.1	11/4/10

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

10.14	Form of Grant Agreement for Executive Officers under the 2010 Stock Incentive Plan, for equity grants made after August 2, 2012*	10-Q	000-20574	10.1	8/10/12

10.15	Form of Notice of Stock Option Grant and Agreement and/or Restricted Stock Grant Agreement for Executive Officers under the 2010 Stock Incentive Plan, for equity grants made after March 6, 2014*	8-K	000-20574	99.1	3/7/14

10.16	Form of Notice of Grant and Stock Option Agreement and/or Stock Unit Agreement under the 2010 Stock Incentive Plan, for equity grants made after March 3, 2016*	8-K	000-20574	99.2	3/4/16

10.17.1	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP I under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.1	2/28/18

10.17.2	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP II under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.2	2/28/18

10.17.3	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP III under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.3	2/28/18

10.17.4	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP IV under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.4	2/28/18

10.17.5	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP V under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.5	2/28/18

10.17.6	Form of Standard Notice of Grant and Restricted Share Agreement I under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.6	2/28/18

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

10.17.7	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for Senior Executive under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	8-K	000-20574	99.3	2/21/2018

10.18	2015 Amended and Restated Annual Performance Incentive Plan, as amended and restated May 28, 2015*	DEF 14A	000-20574	Appendix B	4/17/15

10.19	Second Amended and Restated Loan Agreement with JPMorgan Chase Bank, National Association dated as of December 22, 2015	8-K	000-20574	99.1	12/24/15

10.20	Amendment No. 1 dated as of November 10, 2016 to Second Amended and Restated Loan Agreement dated as of December 22, 2015	8-K	000-20574	99.1	11/14/16

10.21	Joinder to Guaranty dated November 10, 2016 by TCF California Holding Company of Second Amended and Restated Loan Agreement dated as of December 22, 2015	8-K	000-20574	99.2	11/14/16

21.1	List of Subsidiaries	—	—	—	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm — KPMG LLP	—	—	—	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP	—	—	—	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer	—	—	—	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	—	—	—	Filed herewith

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

101.1	XBRL (Extensible Business Reporting Language) The following materials from The Cheesecake Factory Incorporated’s Annual Report on Form 10-K for the year ended January 1, 2019, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of stockholders’ equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.	—	—	—	Filed herewith

* Management contract or compensatory plan or arrangement required to be filed as an exhibit.

(P)  This exhibit has been paper filed and is not subject to the hyperlinking requirements of Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of March 2019.

THE CHEESECAKE FACTORY INCORPORATED

/s/ DAVID OVERTON
By:	David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Overton and Matthew E. Clark, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVID OVERTON	Chairman of the Board and	March 4, 2019
David Overton	Chief Executive Officer
(Principal Executive Officer)

/s/ MATTHEW E. CLARK	Executive Vice President and	March 4, 2019
Matthew E. Clark	Chief Financial Officer
(Principal Financial Officer)

/s/ CHERYL M. SLOMANN	Senior Vice President, Controller and	March 4, 2019
Cheryl M. Slomann	Chief Accounting Officer
(Principal Accounting Officer)

/s/ EDIE A. AMES	Director	March 4, 2019
Edie A. Ames

/s/ ALEXANDER L. CAPPELLO	Director	March 4, 2019
Alexander L. Cappello

/s/ JEROME I. KRANSDORF	Director	March 4, 2019
Jerome I. Kransdorf

/s/ LAURENCE B. MINDEL	Director	March 4, 2019
Laurence B. Mindel

/s/ DAVID B. PITTAWAY	Director	March 4, 2019
David B. Pittaway

/s/ HERBERT SIMON	Director	March 4, 2019
Herbert Simon