Form 10-Q
period 2019-04-02
CHEESECAKE FACTORY INC
filed 2019-05-06
CIK 887596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $.01 per share	CAKE	Nasdaq Global Select Market

As of April 29, 2019, 45,209,476 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	April 2, 2019	January 1, 2019
ASSETS
Current assets:
Cash and cash equivalents	$22,529	$26,578
Accounts receivable	17,742	20,928
Other receivables	28,446	68,193
Inventories	42,028	38,886
Prepaid expenses	46,771	40,645
Total current assets	157,516	195,230
Property and equipment, net	763,884	913,275
Other assets:
Intangible assets, net	20,094	26,209
Prepaid rent	—	34,961
Operating lease assets	968,741	—
Investments in unconsolidated affiliates	81,317	79,767
Other	84,528	64,691
Total other assets	1,154,680	205,628
Total assets	$2,076,080	$1,314,133
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,394	$49,071
Income taxes payable	31	712
Gift card liabilities	145,745	172,336
Operating lease liabilities	93,151	—
Other accrued expenses	171,315	194,381
Total current liabilities	446,636	416,500

Deferred income taxes	43,048	52,123
Deferred rent liabilities	—	79,697
Deemed landlord financing liabilities	—	113,095
Long-term debt	20,000	10,000
Operating lease liabilities	946,786	—
Other noncurrent liabilities	77,366	71,659
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 97,384,233 and 96,621,990 issued at April 2, 2019 and January 1, 2019, respectively	974	967
Additional paid-in capital	840,120	828,676
Retained earnings	1,355,060	1,384,494
Treasury stock, 52,037,545 and 51,791,941 shares at cost at April 2, 2019 and January 1, 2019, respectively	(1,653,211)	(1,642,140)
Accumulated other comprehensive loss	(699)	(938)
Total stockholders’ equity	542,244	571,059
Total liabilities and stockholders’ equity	$2,076,080	$1,314,133

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended April 2, 2019	Thirteen Weeks Ended April 3, 2018

Revenues	$599,481	$584,697

Costs and expenses:
Cost of sales	136,187	134,220
Labor expenses	217,310	209,575
Other operating costs and expenses	153,221	144,976
General and administrative expenses	39,123	39,274
Depreciation and amortization expenses	21,362	24,002
Preopening costs	2,130	1,099
Total costs and expenses	569,333	553,146
Income from operations	30,148	31,551
Loss on investment in unconsolidated affiliates	(1,450)	(89)
Interest and other income/(expense), net	2	(1,417)
Income before income taxes	28,700	30,045
Income tax provision	1,716	4,016
Net income	$26,984	$26,029

Net income per share:
Basic	$0.61	$0.57
Diluted	$0.60	$0.56

Weighted average shares outstanding:
Basic	44,255	45,552
Diluted	44,984	46,574

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Thirteen Weeks Ended April 2, 2019	Thirteen Weeks Ended April 3, 2018

Net income	$26,984	$26,029
Other comprehensive loss:
Foreign currency translation adjustment	239	(246)
Other comprehensive gain/(loss)	239	(246)
Total comprehensive income	$27,223	$25,783

See the accompanying notes to the condensed consolidated financial statements

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

For the thirteen weeks ended April 2, 2019:

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2019	96,622	$967	$828,676	$1,384,494	$(1,642,140)	$(938)	$571,059
Cumulative effect of adopting the pronouncement related to lease accounting, net of tax	—	—	—	(41,466)	—	—	(41,466)
Balance, January 1, 2019, as adjusted	96,622	967	828,676	1,343,028	(1,642,140)	(938)	529,593
Net income	—	—	—	26,984	—	—	26,984
Foreign currency translation adjustment	—	—	—	—	—	239	239
Cash dividends declared Common stock, $0.33 per share	—	—	—	(14,952)	—	—	(14,952)
Stock-based compensation	350	3	5,907	—	—	—	5,910
Common stock issued under stock-based compensation plans	412	4	5,537	—	—	—	5,541
Treasury stock purchases	—	—	—	—	(11,071)	—	(11,071)
Balance, April 2, 2019	97,384	$974	$840,120	$1,355,060	$(1,653,211)	$(699)	$542,244

For the thirteen weeks ended April 3, 2018:

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, January 2, 2018	95,412	$954	$799,862	$1,345,666	$(1,532,864)	$(88)	$613,530
Cumulative effect of adopting the pronouncement related to revenue recognition, net of tax	—	—	—	(3,560)	—	—	(3,560)
Balance, January 2, 2018, as adjusted	95,412	954	799,862	1,342,106	(1,532,864)	(88)	609,970
Net income	—	—	—	26,029	—	—	26,029
Foreign currency translation adjustment	—	—	—	—	—	(246)	(246)
Cash dividends declared Common stock, $0.29 per share	—	—	—	(13,280)	—	—	(13,280)
Stock-based compensation	334	4	6,079	—	—	—	6,083
Common stock issued under stock-based compensation plans	211	2	538	—	—	—	540
Treasury stock purchases	—	—	—	—	(34,903)	—	(34,903)
Balance, April 3, 2018	95,957	$960	$806,479	$1,354,855	$(1,567,767)	$(334)	$594,193

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended April 2, 2019	Thirteen Weeks Ended April 3, 2018
Cash flows from operating activities:
Net income	$26,984	$26,029
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	21,362	24,002
Deferred income taxes	1,792	1,157
Stock-based compensation	5,847	6,013
Loss from investments in unconsolidated affiliates	1,450	89
Changes in assets and liabilities:
Accounts and other receivable	43,295	44,594
Income taxes receivable/payable	(681)	13,668
Inventories	(3,142)	1,601
Prepaid expenses	(10,621)	3,630
Operating lease assets/liabilities	1,130	—
Other assets	(5,896)	1,276
Accounts payable	(11,623)	(3,645)
Gift card liabilities	(26,594)	(25,814)
Other accrued expenses	(9,787)	(17,657)
Cash provided by operating activities	33,516	74,943
Cash flows from investing activities:
Additions to property and equipment	(13,351)	(30,688)
Additions to intangible assets	(96)	(307)
Investments in unconsolidated affiliates	(3,000)	—
Loans made to unconsolidated affiliates	(11,000)	—
Cash used in investing activities	(27,447)	(30,995)
Cash flows from financing activities:
Deemed landlord financing proceeds	—	3,610
Deemed landlord financing payments	—	(1,251)
Borrowings on credit facility	20,000	30,000
Repayments on credit facility	(10,000)	(10,000)
Proceeds from exercise of stock options	5,541	540
Cash dividends paid	(14,628)	(13,168)
Treasury stock purchases	(11,071)	(34,903)
Cash used in financing activities	(10,158)	(25,172)
Foreign currency translation adjustment	40	17
Net change in cash and cash equivalents	(4,049)	18,793
Cash and cash equivalents at beginning of period	26,578	6,008
Cash and cash equivalents at end of period	$22,529	$24,801

Supplemental disclosures:
Interest paid	$316	$2,030
Income taxes paid	$566	$610
Construction payable	$2,670	$3,538
Non-cash operating:
Settlement of sale-leaseback accounting	$—	$471
Non-cash investing:
Settlement of landlord sale-leaseback accounting	$—	$(4,056)
Non-cash financing:
Settlement of landlord financing obligation for sale-leaseback leases	$—	$3,585
Deemed landlord financing proceeds	$—	$406

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and its wholly owned subsidiaries (referred to herein collectively as the “Company,” “we,” “us” and “our”) and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions for the periods presented have been eliminated in consolidation. The unaudited financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the financial condition, results of operations and cash flows for the period. However, these results are not necessarily indicative of results that may be achieved for any other interim period or for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2019 filed with the SEC on March 4, 2019 (“fiscal 2018 10-K”).

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal 2019 consists of 52 weeks and will end on December 31, 2019. Fiscal 2018, which ended on January 1, 2019, was also a 52-week year.

Beginning with our fiscal 2018 10-K, we separately disclosed our investments in unconsolidated affiliates on the consolidated balance sheet and our related share of losses on the consolidated statement of income and statement of cash flow. Corresponding balances for the first fiscal quarter of 2018 were reclassified to conform to the current presentation.

Beginning with our fiscal 2018 10-K, we corrected an error in our consolidated statements of income by reclassifying complimentary meals out of revenue and other operating expenses. We also reclassified the associated cost of complimentary meals from other operating expenses to cost of sales and labor. The reclassifications had no impact on previously reported income from operations or net income. Corresponding balances for the first fiscal quarter of 2018 were reclassified to conform to the current presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ from these estimates.

Recent Accounting Pronouncements

We adopted FASB Accounting Standards Codification (“ASC”) Topic 842, “Leases”, as of January 2, 2019, using the alternative transition method and recorded a cumulative effect adjustment to beginning retained earnings without restating prior periods. We elected the package of practical expedients which allowed us to carry forward our historical lease classification, our assessment of whether a contract is or contains a lease and our initial direct costs for any leases that existed prior to adoption of the new standard. In addition, we elected the hindsight practical expedient, which lengthened the lease term for certain of our leases to include renewal options, and the short-term lease exclusion. Adoption of the new standard resulted in the recognition of operating lease assets and liabilities of $975.1 million and $1,045.4 million, respectively, and a reduction to retained earnings of $41.5 million, net of tax. All prior lease-related balances of $39.2 million of prepaid rent, $140.2 million in property and equipment, net, $6.2 million of intangible assets, net, $82.1 million of deferred rent liabilities and $118.7 million of deemed landlord financing have been reclassified into operating lease assets or are eliminated upon ASC 842 adoption.

Leases

We currently lease all our restaurant locations, generally with initial terms of 20 years plus two five-year renewal options. Our leases typically require contingent rent above the minimum base rent payments based on a percentage of revenues, have escalating minimum rent requirements over the term of the lease and require payment for various expenses incidental to the use of the property. A majority of our leases provide for a reduced level of overall rent obligation should specified co-tenancy requirements not be satisfied. We expend cash for leasehold improvements and furniture, fixtures, and equipment to build out and equip our leased premises. We may also expend cash for structural additions that we make to leased premises. Generally, a portion of the leasehold improvements and building costs are reimbursed to us by our landlords as construction contributions. If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against our future minimum or percentage rents, or a combination thereof. We do not meet any of the accounting criteria for being the owner of the asset under construction. Many of our leases provide early termination rights permitting us to terminate the lease prior to expiration in the event our revenues are below a stated level for a period of time, generally conditioned upon repayment of the unamortized landlord contributions.

In addition to leases for our restaurant locations, we also lease automobiles and certain equipment that is used in the restaurants, bakeries and corporate office. The automobile leases are the only non-real estate leases included in our operating lease assets and liabilities. All other leases are immaterial or qualify for the short-term lease exclusion.

The assessment of whether a contract is or contains a lease is performed at contract inception. A lease is defined as a contract that conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Control is defined as having both the right to obtain substantially all the economic benefits from the use of the asset and to direct how and for what purpose the asset is used.

At lease commencement, we evaluate each lease to determine its appropriate classification as an operating or finance lease. All our restaurant and automobile leases are classified as operating leases. For restaurant leases existing at transition, we will continue to apply our historical practice of excluding executory costs, and only minimum base rent will be factored into the initial operating lease liability and corresponding lease asset. For restaurant leases beginning after adoption of ASC 842, we have elected the single lease component practical expedient. Operating lease assets and liabilities are recorded on the balance sheet at lease commencement based on the present value of minimum base rent and other fixed payments over the reasonably certain lease term. The difference between the amounts we expend for structural costs and the construction contributions received from our landlords is recorded as an adjustment to the operating lease asset. Lease terms include the build-out period for our leases where no rent payments are typically due under the terms of the lease, as well as options to renew when we deem we have significant economic incentive to exercise the extension. When determining if we have a significant economic incentive, we consider relevant factors, such as contractual, asset, entity and market-based considerations. Option periods are included in the lease term for the majority of our leases. Termination rights have not been factored into the lease terms since based on our probability assessment we are reasonably certain we will not terminate our leases.

We cannot determine the interest rate implicit in our leases because we do not have access to the lessor’s estimated residual value or the amount of the lessor’s deferred initial direct costs. Therefore, we use our incremental borrowing rate as the discount rate for our leases. Our incremental borrowing rate for a lease is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because we do not generally borrow on a collateralized basis, we derive an appropriate incremental borrowing rate using the interest rate we pay on our non-collateralized borrowings, adjusted for the amount of the lease payments, the lease term and the effect of designating specific collateral with a value equal to the unpaid lease payments for that lease. We apply the incremental borrowing rate on a portfolio basis given the impact of applying it on a lease by lease basis would be immaterial.

We monitor for events or changes in circumstances that require reassessment of our leases. When a reassessment results in the re-measurement of a lease liability, a corresponding adjustment is made to the carrying amount of the operating lease asset. We also assess the potential impairment of our operating lease assets under long-lived asset impairment guidance in ASC 360.

Rent expense included in our operating lease assets is recognized on a straight-line basis. Contingent rent expense is recorded as incurred to the extent it exceeds minimum base rent per the lease agreement. Other variable rent expense is recognized as incurred.

The reasonably certain lease term and the incremental borrowing rate for each restaurant location require judgment by management and can impact the classification and accounting for a lease as operating or finance, as well as the value of the operating lease asset and liability. These judgments may produce materially different amounts of rent expense than would be reported if different assumptions were used.

During the first quarter of fiscal 2019, two leases were executed, each has an initial term of 20 years plus two five-year renewal options and includes allowances for tenant improvements. The leases are expected to commence in the second quarter of fiscal 2019. The undiscounted fixed payments over the initial terms are $16.4 million. We will assess the reasonably certain lease term at lease commencement date.

2.  Inventories

Inventories consisted of (in thousands):

	April 2, 2019	January 1, 2019
Restaurant food and supplies	$19,182	$18,362
Bakery finished goods and work in progress	16,327	13,845
Bakery raw materials and supplies	6,519	6,679
Total	$42,028	$38,886

3.  Gift Cards

The following tables present information related to gift cards (in thousands):

Gift card liabilities:

	Thirteen Weeks Ended April 2, 2019	Thirteen Weeks Ended April 3, 2018
Beginning balance	$172,336	$163,951
Activations	20,373	21,744
Redemptions and breakage	(46,964)	(47,561)
Ending balance	$145,745	$138,134

Gift card contract assets: (1)

	Thirteen Weeks Ended April 2, 2019	Thirteen Weeks Ended April 3, 2018

Beginning balance	$23,388	$23,814
Deferrals	2,596	2,721
Amortization	(4,711)	(4,817)
Ending balance	$21,273	$21,718

(1)                Included in prepaid expenses on the condensed consolidated balance sheets.

4.  Leases

Components of lease expense were as follows (in thousands):

Thirteen weeks ended April 2, 2019
Operating	$26,427
Variable	16,335
Short-term	77
Total	$42,839

Rent expense on all operating leases (under ASC 840) was as follows (in thousands):

Thirteen weeks ended April 3, 2018
Straight-lined minimum base rent	$20,747
Contingent rent	5,095
Common area maintenance and taxes	9,929
Total	$35,771

Supplemental cash flow information related to leases (in thousands, except percentages):

Thirteen weeks ended April 2, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$24,213
Right-of-use assets obtained in exchange for new operating lease liabilities	5,768
Weighted-average remaining lease term — operating leases (in years)	17.2
Weighted-average discount rate — operating leases	5.2%

As of April 2, 2019, the maturities of our operating lease liabilities are as follows (in thousands):

2019	$73,887
2020	97,801
2021	95,773
2022	94,253
2023	93,107
Thereafter	1,174,579
Total future lease payments	$1,629,400
Less: Interest	589,463
Present value of lease liabilities	$1,039,937

As of January 1, 2019, the aggregate minimum annual lease payments under operating leases (under ASC 840), including amounts characterized as deemed landlord financing payments, were as follows (in thousands):

2019	$93,792
2020	91,808
2021	88,829
2022	86,925
2023	81,929
Thereafter	495,091
Total	$938,374

5.  Long-Term Debt

We maintain a $200 million unsecured revolving credit facility (the “Facility”), $50 million of which may be used for issuances of letters of credit. Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. The Facility, which matures on December 22, 2020, contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the participating lenders electing to increase their commitments or new lenders being added to the Facility. Certain of our significant subsidiaries guarantee our obligations under the Facility. During the first quarter of fiscal 2019, we utilized the Facility to fund a portion of our stock repurchases. At April 2, 2019, we had net availability for borrowings of $159.3 million, based on a $20.0 million outstanding debt balance and $20.7 million in standby letters of credit.

We are subject to certain financial covenants under the Facility requiring us to maintain (i) a maximum “Net Adjusted Leverage Ratio” of 4.0 and (ii) a minimum EBITDAR (earnings before interest, taxes, depreciation and amortization, and rent) to interest and rental expense ratio (“EBITDAR Ratio”) of 1.9, with each of the capitalized terms in this Note 5 having the same meaning as defined in the Facility. The Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio, and also sets forth negative covenants that restrict indebtedness, liens, investments, sales of assets, fundamental changes and other matters. Our Net Adjusted Leverage and EBITDAR Ratios were 3.1 and 2.5, respectively, at April 2, 2019, and we were in compliance with all covenants in effect at that date.

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

6. Commitments and Contingencies

On December 10, 2015, a former restaurant management employee filed a class action lawsuit in the Los Angeles County Superior Court, alleging that the Company improperly classified its managerial employees, failed to pay overtime, and failed to provide accurate wage statements, in addition to other claims. The lawsuit seeks unspecified penalties under the California Labor Code Private Attorney General Act in addition to other monetary payments (Tagalogon v. The Cheesecake Factory Restaurants, Inc.; Case No. BC603620). On April 29, 2016, we filed a response to the complaint. We intend to vigorously defend this action. However, it is not possible at this time to reasonably estimate the outcome of or any potential liability from this matter and, accordingly, we have not reserved for any potential future payments.

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

7. Stockholders’ Equity

On February 13, 2019, our Board of Directors (“Board”) approved a quarterly cash dividend of $0.33 per share that was paid on March 19, 2019 to the stockholders of record at the close of business on March 4, 2019. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of our Facility and applicable law, and such other factors that our Board considers relevant. (See Note 5 for further discussion of our Facility.)

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 52.0 million shares at a total cost of $1,653.2 million through April 2, 2019, including 0.2 million shares at a cost of $11.1 million repurchased during the first quarter of fiscal 2019. Repurchased common stock is reflected as a reduction of stockholders’ equity in treasury stock.

Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, including dividend payments and growth capital contributions to North Italia and Flower Child, a review of our capital structure and cost of capital, our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and financial covenants under our Facility that limit share repurchases based on a defined ratio. (See Note 5 for further discussion of our long-term debt.) Our objectives regarding share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.

8.  Stock-Based Compensation

On April 5, 2017, our Board approved an amendment to our 2010 Stock Incentive Plan to increase the number of shares of common stock available for grant under the plan to 12.7 million shares from 9.2 million shares. This amendment was approved by our stockholders at our annual meeting held on June 8, 2017. This is our only stock-based incentive plan pursuant to which awards are currently granted, and approximately 1.9 million of these shares were available for grant as of April 2, 2019.

The following table presents information related to stock-based compensation, net of forfeitures (in thousands):

	Thirteen Weeks Ended April 2, 2019	Thirteen Weeks Ended April 3, 2018

Labor expenses	$1,720	$1,599
Other operating costs and expenses	69	64
General and administrative expenses	4,058	4,350
Total stock-based compensation	5,847	6,013
Income tax benefit	1,438	1,500
Total stock-based compensation, net of taxes	$4,409	$4,513

Capitalized stock-based compensation (1)	$63	$70

(1)                   It is our policy to capitalize the portion of stock-based compensation costs for our internal development department that relates to capitalizable activities such as the design and construction of new restaurants, remodeling existing locations and equipment installation. Capitalized stock-based compensation is included in property and equipment, net and other assets on the condensed consolidated balance sheets.

Stock Options

The weighted average fair value at the grant date for options issued during the first quarter of fiscal 2019 and 2018 was $9.90 and $11.58 per share, respectively. The fair value of options was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the first quarter of fiscal 2019 and 2018, respectively: (a) an expected option term of 6.9 in both years, (b) expected stock price volatility of 26.3% and 27.8%, (c) a risk-free interest rate of 2.6% and 2.8% and (d) a dividend yield on our stock of 2.9% and 2.5%.

Stock option activity during the thirteen weeks ended April 2, 2019 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at January 1, 2019	1,799	$45.03	4.1	$5,606
Granted	300	46.03
Exercised	(189)	29.38
Forfeited or cancelled	—	—
Outstanding at April 2, 2019	1,910	$46.74	4.8	$5,587

Exercisable at April 2, 2019	1,071	$45.03	3.3	$4,592

(1)              Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal period end date.

The total intrinsic value of options exercised during the thirteen weeks ended April 2, 2019 and April 3, 2018 was $3.4 million and $0.4 million, respectively. As of April 2, 2019, total unrecognized stock-based compensation expense related to unvested stock options was $9.1 million, which we expect to recognize over a weighted average period of approximately 4.7 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the thirteen weeks ended April 2, 2019 was as follows:

	Shares	Weighted Average Fair Value
	(In thousands)	(Per share)
Outstanding at January 1, 2019	1,702	$48.08
Granted	359	46.03
Vested	(241)	46.17
Forfeited	(22)	47.70
Outstanding at April 2, 2019	1,798	$47.91

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted average fair value for restricted shares and restricted share units issued during the first quarter of fiscal 2019 and fiscal 2018 was $46.03 and $47.06, respectively. The fair value of shares that vested during the thirteen weeks ended April 2, 2019 and April 3, 2018 was $11.1 million and $10.4 million, respectively. As of April 2, 2019, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $46.8 million, which we expect to recognize over a weighted average period of approximately 3.3 years.

9.  Net Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, reduced by unvested restricted stock awards. As of both April 2, 2019 and April 3, 2018, 1.8 million shares of restricted stock issued to staff members were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal periods ended on those dates. Diluted net income per share includes the dilutive effect of outstanding equity awards, calculated using the treasury stock method. Shares of common stock equivalents of 2.0 million and 1.7 million for April 2, 2019 and April 3, 2018, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

	Thirteen Weeks Ended April 2, 2019	Thirteen Weeks Ended April 3, 2018
	(In thousands, except per share data)
Net income	$26,984	$26,029

Basic weighted average shares outstanding	44,255	45,552
Dilutive effect of equity awards	729	1,022

Diluted weighted average shares outstanding	44,984	46,574

Basic net income per share	$0.61	$0.57

Diluted net income per share	$0.60	$0.56

10.  Segment Information

For decision-making purposes, our management reviews discrete financial information for The Cheesecake Factory, Grand Lux Cafe, RockSugar Southeast Asian Kitchen and Social Monk Asia Kitchen restaurants, our bakery division, consumer packaged goods and international licensing operations. Based on quantitative thresholds set forth in ASC 280, “Segment Reporting,” The Cheesecake Factory is our only business that meets the criteria of a reportable operating segment. The other segments noted above are combined in “Other.” Unallocated corporate expenses, assets and capital expenditures are presented below as reconciling items to the amounts presented in the condensed consolidated financial statements.

Segment information is presented below (in thousands):

	Thirteen Weeks Ended April 2, 2019	Thirteen Weeks Ended April 3, 2018
Revenues:
The Cheesecake Factory restaurants	$548,633	$535,123
Other	50,848	49,574
Total	$599,481	$584,697

Income/(loss) from operations:
The Cheesecake Factory restaurants	$61,245	$61,566
Other	5,325	6,362
Corporate	(36,422)	(36,377)
Total	$30,148	$31,551

Depreciation and amortization:
The Cheesecake Factory restaurants	$17,608	$20,190
Other	2,402	2,548
Corporate	1,352	1,264
Total	$21,362	$24,002

Additions to property and equipment:
The Cheesecake Factory restaurants	$11,892	$19,466
Other (1)	683	10,578
Corporate	776	644
Total	$13,351	$30,688

	April 2, 2019	January 1, 2019
Total assets:
The Cheesecake Factory restaurants	$1,585,203	$928,345
Other	227,060	164,972
Corporate	263,817	220,816
Total	$2,076,080	$1,314,133

(1)              The thirteen weeks ended April 3, 2018 include costs related to an infrastructure modernization of our California bakery facility.

11.  Subsequent Events

On April 25, 2019, our Board declared a quarterly cash dividend of $0.33 per share to be paid on May 29, 2019 to the stockholders of record at the close of business on May 16, 2019.

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

These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (together with the Securities Act, the “Acts”). This includes, without limitation, financial guidance and projections and statements with respect to expectations of our future financial condition, results of operations, cash flows, plans, targets, goals, objectives, performance, growth potential, competitive position and business; and our ability to: leverage our competitive strengths, including investing in or acquiring new restaurant concepts and expanding The Cheesecake Factory® brand to other retail opportunities; deliver comparable sales growth; provide a differentiated experience to customers; outperform the casual dining industry and increase our market share; leverage sales increases and manage flow through; manage cost pressures, including increasing wage rates, insurance costs and legal expenses, and stabilize margins; grow earnings; remain relevant to consumers; attract and retain qualified management and other staff; manage risks associated with the magnitude and complexity of regulations in the jurisdictions where our restaurants are located; increase shareholder value; find suitable sites and manage increasing construction costs; profitably expand our concepts domestically and in Canada, and work with our licensees to expand our concept internationally; support the growth of North Italia and Flower Child restaurants; operate Social Monk Asian Kitchen; and utilize our capital effectively and continue to increase cash dividends and repurchase our shares. These forward-looking statements also may be affected by factors outside of our control including: economic and political conditions that impact consumer confidence and spending; impact of recently enacted tax reform; acceptance and success of The Cheesecake Factory in international markets; acceptance and success of the North Italia, Flower Child and Social Monk Asian Kitchen concepts; the risks of doing business abroad through Company-owned restaurants and/or licensees; foreign exchange rates, tariffs and cross border taxation; changes in unemployment rates; changes in laws impacting our business, including increases in minimum wages and benefit costs; the economic health of our landlords and other tenants in retail centers in which our restaurants are located; the economic health of suppliers, licensees, vendors and other third parties providing goods or services to us; adverse weather conditions in regions in which our restaurants are located; factors that are under the control of government agencies, landlords and other third parties; the risk, costs and uncertainties associated with opening new restaurants; and other risks and uncertainties detailed from time to time in our filings with the SEC. Such forward-looking statements include all other statements that are not historical facts, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions. These statements are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in such statements.

In connection with the “safe harbor” provisions of the Acts, we have identified and are disclosing important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf. (See Part II, Item 1A of this report, “Risk Factors,” and Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2019.) These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are currently reasonable, any of the assumptions could be incorrect or incomplete, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to publicly update or revise any forward-looking statements or to make any other forward-looking statements, whether as a result of new information, future events or otherwise, unless required to do so by law.

General

This discussion and analysis, which contains forward-looking statements, should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes in Part I, Item 1 of this report and with the following items included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2019: the audited consolidated financial statements and related notes in Part IV, Item 15; the “Risk Factors” included in Part I, Item 1A; the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7; and the cautionary statements included throughout this report. The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position.

Our business operates in the upscale casual dining segment of the restaurant industry. As of May 6, 2019, we operated 219 Company-owned restaurants: 202 under The Cheesecake Factory® mark, 14 under the Grand Lux Cafe® mark, two under the RockSugar Southeast Asian Kitchen® mark and one under the Social Monk Asian KitchenTM mark. In addition, 20 The Cheesecake Factory branded restaurants in the Middle East, Mexico, the Chinese Mainland and the Special Administrative Region of Hong Kong were operated by third parties under licensing agreements; one location in the Middle East closed in preparation for a relocation later in fiscal 2019. We also operated two bakery production facilities that produce desserts for our restaurants, international licensees and third-party bakery customers. We are selectively pursuing other means to leverage our competitive strengths, including investing in or acquiring new restaurant concepts (such as North Italia® and Flower Child®), expanding The Cheesecake Factory® brand to other retail opportunities through The Cheesecake Factory At Home® consumer packaged goods and evaluating the future potential of Social Monk Asian Kitchen, our new fast casual concept.

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

Our domestic revenue growth (comprised of our annual unit growth and comparable sales growth), combined with international expansion, contribution from our incremental growth opportunities, stabilization and expansion of our operating margins, a robust share repurchase program and our dividend supports our long-term financial objective of 13% to 14% total return to shareholders, on average. We define our total return as earnings per share growth plus our dividend yield. The following are the key performance levers that we believe will contribute to achieving our goals:

•             Grow Overall Revenues.  Our overall revenue growth is primarily driven by revenues from new restaurant openings, increases in comparable restaurant sales, and royalties and bakery sales from additional licensed international locations. Changes in comparable restaurant sales come from variations in customer traffic, as well as in average check.

Our strategy is to increase comparable restaurant sales by growing average check and stabilizing customer traffic through (1) continuing to offer innovative, high quality menu items that offer customers a wide range of options in terms of flavor, price and value (2) focusing on service and hospitality with the goal of delivering an exceptional customer experience and (3) continuing to provide our customers with convenient options for off-premise dining. We are continuing our efforts on a number of initiatives, including a greater focus on increasing customer throughput in our restaurants, leveraging the success of our gift card program, working with a third party to provide delivery services for our restaurants, increasing customer awareness of our online ordering capabilities, augmenting our marketing programs, enhancing our training programs and leveraging our customer satisfaction measurement platform.

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

In addition, we are selectively pursuing a number of incremental growth opportunities. These include: our investments in North Italia® and Flower Child®; consumer packaged goods opportunities, including The Cheesecake Factory At Home®-branded Famous “Brown Bread,” coffee creamer, baking mixes, confections and refrigerated puddings; and the opening of the first location of Social Monk Asian Kitchen®, which will allow us to test the concept and evaluate its future potential.

•                Stabilize and Expand Margins. Margins are subject to fluctuations in commodity costs, labor, restaurant-level occupancy expenses, general and administrative (“G&A”) expenses and preopening expenses. Our objective is to stabilize our margins, and longer-term to drive margin expansion by maintaining flat restaurant-level margins, leveraging our bakery operations, international and consumer packaged goods royalty revenue streams and G&A expense over time, and optimizing our restaurant portfolio.

•                Return Capital to Shareholders. We have historically generated a significant amount of free cash flow, which we define as cash flow provided by operating activities less net capital expenditures and our growth capital contributions to North Italia® and Flower Child®. We plan to balance these growth investments with continued return of capital to shareholders via our dividend and share repurchase program, the latter of which offsets dilution from our equity compensation program and supports our earnings per share growth. Our ability to declare dividends and repurchase shares is subject to financial covenants under our Facility.

Results of Operations

The following table presents, for the periods indicated, information from our condensed consolidated statements of income expressed as percentages of revenues. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

	Thirteen Weeks Ended April 2, 2019	Thirteen Weeks Ended April 3, 2018

Revenues	100.0%	100.0%

Costs and expenses:
Cost of sales	22.7	23.0
Labor expenses	36.2	35.8
Other operating costs and expenses	25.6	24.8
General and administrative expenses	6.5	6.7
Depreciation and amortization expenses	3.6	4.1
Preopening costs	0.4	0.2
Total costs and expenses	95.0	94.6
Income from operations	5.0	5.4
Loss on investments in unconsolidated affiliates	(0.2)	(0.0)
Interest and other income/(expense), net	(0.0)	(0.3)
Income before income taxes	4.8	5.1
Income tax provision	0.3	0.6
Net income	4.5%	4.5%

Thirteen Weeks Ended April 2, 2019 Compared to Thirteen Weeks Ended April 3, 2018

Revenues

Revenues increased 2.5% to $599.5 million for the thirteen weeks ended April 2, 2019 compared to $584.7 million for the thirteen weeks ended April 3, 2018, primarily due to new restaurant openings and positive comparable restaurant sales.

Comparable sales at The Cheesecake Factory restaurants increased by 1.3%, or $6.8 million, from the first quarter of fiscal 2018. This compares to the casual dining industry which experienced a comparable sales increase of 0.9%, as measured by Knapp Track. Our comparable sales growth was driven by average check growth of 3.8% (based on increases of 3.0% in menu pricing and 0.8% in mix), partially offset by a decline in customer traffic of 2.5%. We implemented effective menu price increases of approximately 1.6% and 1.5% in the first quarter of fiscal 2019 and third quarter of fiscal 2018, respectively. The Cheesecake Factory average sales per restaurant operating week increased 1.5% to $209,963 in the first quarter of fiscal 2019 from $206,851 in the first quarter of fiscal 2018. Total operating weeks at The Cheesecake Factory restaurants increased 1.0% to 2,613 for the thirteen weeks ended April 2, 2019 compared to 2,587 for the comparable prior year period.

Restaurants become eligible to enter our comparable sales base in their 19th month of operation. At April 2, 2019, there were eight The Cheesecake Factory restaurants, one Grand Lux Cafe, one RockSugar Southeast Asian Kitchen and one Social Monk Asian Kitchen not yet in our comparable sales base. International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from our comparable sales calculations.

External bakery sales were $12.9 million for the first quarter of fiscal 2019 compared to $12.4 million in the comparable prior year period.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses. As a percentage of revenues, cost of sales was 22.7% for the first quarter of fiscal 2019 compared to 23.0% for the comparable period of fiscal 2018, primarily driven by lower dairy costs.

The Cheesecake Factory restaurant menus are among the most diversified in the foodservice industry and, accordingly, are not overly dependent on a few select commodities. Changes in costs for one commodity sometimes can be offset by cost changes in other commodity categories. The principal commodity categories for our restaurants include general grocery items, dairy, produce, seafood, poultry, meat and bread. (See the discussion of our contracting activities in Item 3 — “Quantitative and Qualitative Disclosures About Market Risk.”)

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

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 36.2% and 35.8% in the first quarters of fiscal 2019 and 2018, respectively. This variance was primarily due to higher hourly wage rates and management labor, partially offset by lower payroll taxes.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead and distribution expenses. As a percentage of revenues, other operating costs and expenses were 25.6% and 24.8% for the thirteen weeks ended April 2, 2019 and April 3, 2018, respectively. This variance was primarily driven by higher rent expense related to our adoption of the new lease accounting standard, marketing costs and restaurant management bonuses, partially offset by lower repairs and maintenance costs and workers’ compensation and general liability insurance expense.

G&A Expenses

G&A expenses consist of the restaurant management recruiting and training program, restaurant field supervision, corporate support and bakery administrative organizations, as well as gift card commissions to third-party distributors. As a percentage of revenues, G&A expenses were 6.5% and 6.7% for the first quarters of fiscal 2019 and 2018, respectively. This variance was primarily due to lower legal costs.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 3.6% and 4.1% for the thirteen weeks ended April 2, 2019 and the comparable period of last year, respectively. This decrease was primarily due to our adoption of the new lease accounting standard.

Preopening Costs

Preopening costs were $2.1 million for the thirteen weeks ended April 2, 2019 compared to $1.1 million in the comparable period of fiscal 2018. We opened our initial location of Social Monk Asian Kitchen in the first quarter of fiscal 2019 compared to no restaurant openings in the comparable prior year period. Preopening costs include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities. Preopening costs can fluctuate significantly from period to period based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Loss on Investment in Unconsolidated Affiliates

Loss on investment in unconsolidated affiliates, which represents our share of losses incurred by North Italia and Flower Child, was $1.5 million and $0.1 million in the thirteen weeks ended April 2, 2019 and April 3, 2018, respectively. This increase was primarily driven by preopening costs associated with new unit development.

Interest and Other Income/(Expense), Net

Interest and other income/(expense), net was $1,651 of income for the first quarter of fiscal 2019 compared to $1.4 million of expense for the comparable prior year period. This variance was primarily due to our adoption of the new lease accounting standard under which we no longer have deemed landlord financing liabilities and associated interest expense.

Income Tax Provision

Our effective income tax rate was 6.0% for the first quarter of fiscal 2019 compared to 13.4% for the comparable prior year period. This decrease was primarily due to a higher proportion of FICA tip credit in relation to pre-tax income, higher non-taxable gains on our investments in variable life insurance contracts used to support our non-qualified executive deferred compensation plan and the impact of technical guidance published in the fourth quarter of fiscal 2018 regarding the deductibility of employee meals.

Non-GAAP Measures

Adjusted net income and adjusted diluted net income per share are supplemental measures of our performance that are not required by or presented in accordance with GAAP. These non-GAAP measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. We calculate these non-GAAP measures by eliminating from net income and diluted net income per share the impact of items we do not consider indicative of our ongoing operations. We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. In the future, we may incur expenses or generate income similar to the adjusted items.

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen Weeks Ended April 2, 2019	Thirteen Weeks Ended April 3, 2018

Net income	$26,984	$26,029
After-tax impact from:
Loss on investments in unconsolidated affiliates (1)	1,073	89
Adjusted net income	$28,057	$26,118

Diluted net income per share	$0.60	$0.56
After-tax impact from:
Loss on investments in unconsolidated affiliates (1)	0.02	0.00
Adjusted diluted net income per share (2)	$0.62	$0.56

(1)         The pre-tax amounts associated with these items were $1.5 million in fiscal 2019 and $0.1 million in fiscal 2018. These amounts are recorded in loss on investment in unconsolidated affiliates on the condensed consolidated statements of income. The tax effect assumes a 26% tax rate based on the federal statutory rate and an estimated blended state tax rate.

(2)         Adjusted diluted net income per share may not add due to rounding.

Fiscal 2019 Outlook

For the second quarter of fiscal 2019, we estimate adjusted diluted net income per share will be between $0.80 and $0.84 based on an assumed comparable sales range of 1.5% to 2.5% at The Cheesecake Factory restaurants. We estimate adjusted diluted net income per share for fiscal 2019 will be between $2.58 and $2.70 based on an assumed comparable sales range of between 1% and 2% at The Cheesecake Factory restaurants. These adjusted diluted net income per share ranges exclude any gain or loss on investment in unconsolidated affiliates as well as any one-time integration costs associated with the anticipated acquisition of North Italia. Reconciliations of our anticipated adjusted diluted net income per share ranges to their corresponding GAAP measures have not been provided as we cannot determine the probable significance or timing of certain reconciling items which are outside of our control and therefore cannot be reasonable predicted. For fiscal 2019, we estimate commodity cost inflation of about 1% to 2%, primarily driven by seafood, meat, dairy and produce costs, wage rate inflation of approximately 6% and an effective tax rate of approximately 9%.

In fiscal 2019, we plan to open as many as six new The Cheesecake Factory restaurants, one of which opened in April 2019. In addition, the first location of Social Monk, our new fast casual concept, opened during the first quarter of fiscal 2019. We expect as many as five The Cheesecake Factory restaurants to open internationally under licensing agreements, one of which opened during the first quarter of fiscal 2019. In addition, the licensed location in Beirut ceased operations on May 1, 2019 and one location in Kuwait closed in preparation for a relocation later in fiscal 2019.

In fiscal 2019, we currently estimate cash capital expenditures to range between $90 million and $100 million. This estimate contemplates a net outlay of $47 million to $53 million for restaurants expected to be opened during fiscal 2019, $33 million to $35 million for replacements, enhancements and capacity additions to our existing restaurants and approximately $10 million to $12 million for bakery and corporate infrastructure investments.

In fiscal 2019, we also plan to provide growth capital to North Italia and Flower Child, excluding the potential acquisition of North Italia, of between $20 million and $25 million including the capital contributed to date. Based on North Italia’s current performance, we are likely to acquire the remaining interest in the concept at the end of the third quarter of 2019 and are evaluating financing alternatives to fund the currently estimated $150 million to complete the purchase. We plan to balance these growth investments with continued return of capital to shareholders via our dividend and share repurchase program.

Liquidity and Capital Resources

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Thirteen Weeks Ended April 2, 2019	Thirteen Weeks Ended April 3, 2018
Cash provided by operating activities	$33.5	$74.9
Additions to property and equipment	$(13.4)	$(30.7)
Growth capital provided to unconsolidated affiliates	$(14.0)	$—
Net borrowings on credit facility	$10.0	$20.0
Proceeds from exercise of stock options	$5.5	$0.5
Cash dividends paid	$(14.6)	$(13.2)
Treasury stock purchases	$(11.1)	$(34.9)

During the thirteen weeks ended April 2, 2019, our cash and cash equivalents decreased by $4.0 million to $22.5 million. This decrease was primarily attributable to dividend payments, growth capital provided to North Italia and Flower Child, additions to property and equipment and treasury stock purchases, partially offset by cash provided by operating activities, net borrowings on our Facility and proceeds from exercise of stock options. Cash flows from operations decreased by $41.4 million from April 3, 2018, primarily due to timing of income tax and rent payments.

We have a strategic relationship with Fox Restaurant Concepts LLC (“FRC”) with respect to two of its brands, North Italia and Flower Child, that share a number of parallels with us in terms of culture and philosophy. FRC, or its affiliates, continues to own the intellectual property, manage day-to-day operations and provide infrastructure support to facilitate the near-term growth of both these concepts. We made cumulative minority equity investments of $88 million in these concepts, including $3 million in the first quarter of fiscal 2019. In addition, we provided $11 million under a secured promissory note in the first quarter of fiscal 2019. We have the right, and an obligation if certain financial, legal and operational conditions are met, to acquire the remaining interest in North Italia in fiscal 2019 and in Flower Child in fiscal 2021. We plan to provide total growth capital to North Italia and Flower Child, excluding the potential acquisition of North Italia, of between $20 million and $25 million in fiscal 2019 including the capital contributed to date. Based on North Italia’s current performance, we are likely to acquire the remaining interest in the concept at the end of the third quarter of 2019 and are evaluating financing alternatives to fund the currently estimated $150 million to complete the purchase.

We maintain a $200 million unsecured revolving credit facility (the “Facility”), $50 million of which may be used for issuances of letters of credit. Availability under the Facility is reduced by outstanding letters of credit, which are used to support our self-insurance programs. The Facility, which matures on December 22, 2020, contains a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the participating lenders electing to increase their commitments or new lenders being added to the Facility. Certain of our significant subsidiaries guarantee our obligations under the Facility. During the first quarter of fiscal 2019, we utilized the Facility to fund a portion of our stock repurchases. At April 2, 2019, we had net availability for borrowings of $159.3 million, based on a $20.0 million outstanding debt balance and $20.7 million in standby letters of credit. The Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio. As of April 2, 2019, we were in compliance with the covenants set forth in the Facility. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

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

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 52.0 million shares at a total cost of $1,653.2 million through April 2, 2019, including 0.2 million shares at a cost of $11.1 million repurchased during the first quarter of fiscal 2019. Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, including dividend payments and growth capital contributions to North Italia and Flower Child, a review of our capital structure and cost of capital, our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and financial covenants under our Facility that limit share repurchases based on a defined ratio. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for further discussion of our long-term debt.) Our objectives regarding share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth. (See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.)

Based on our current expansion objectives, we believe that during the upcoming 12 months our cash and cash equivalents, combined with expected cash flows provided by operations, available borrowings under our Facility and its potential accordion feature and expected landlord construction contributions should be sufficient in the aggregate to finance our capital allocation strategy, including capital expenditures, share repurchases, cash dividends, growth capital contributions to North Italia and Flower Child and the potential acquisition of North Italia. We plan to continue to return substantially all our free cash flow plus proceeds received from stock option exercises to stockholders in the form of dividends and share repurchases.

As of April 2, 2019, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties other than our arrangement with FRC. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Recent Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a summary of new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The following discussion of market risks contains forward-looking statements and should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report and with the following items included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2019: the audited consolidated financial statements and related notes in Part IV, Item 15; the “Risk Factors” included in Part I, Item 1A; the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7; and the cautionary statements included throughout the report. Actual results may differ materially from the following discussion based on general conditions in the commodity and financial markets.

We purchase food and other commodities for use in our operations based on market prices established with our suppliers. Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control. We mitigate the risk of supply shortages and obtain competitive prices by utilizing multiple qualified suppliers for substantially all our ingredients and supplies. We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. We continue to evaluate the possibility of entering into similar arrangements for other commodities and also periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. Although these vehicles may be available to us, as of April 2, 2019, we had chosen not to enter into any hedging contracts due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors. Commodities for which we have not entered into contracts can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Commodities we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs and varying global demand. We may or may not have the ability to increase menu prices or vary menu items in response to food commodity price increases. For the first quarters of fiscal 2019 and 2018, a hypothetical increase of 1% in food costs would have negatively impacted cost of sales by $1.4 million and $1.3 million, respectively.

We are exposed to market risk from interest rate changes on our funded debt. This exposure relates to the component of the interest rate on our Facility that is indexed to market rates. Based on outstanding borrowings at April 2, 2019 and January 1, 2019, a hypothetical 1% rise in interest rates would have increased interest expense by $200,000 and $100,000, respectively, on an annual basis. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our non-qualified executive deferred compensation plan, to the extent these investments are not equivalent to the related liability. In addition, because changes in these investments are not taxable, gains and losses result in tax benefit and tax expense, respectively, and directly affect net income through the income tax provision. Based on balances at April 2, 2019 and January 1, 2019, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes. However, under such scenario, net income would have declined by $1.6 million and $1.5 million at April 2, 2019 and January 1, 2019, respectively.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to the Company and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 2, 2019.

Changes in Internal Control over Financial Reporting

On January 2, 2019, the Company adopted ASC 842. As a result, changes to processes and procedures occurred that affected our internal control over financial reporting. While we believe our internal control over financial reporting for affected processes and procedures is effective, we will continue to evaluate and monitor these changes and assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year.

Except for the changes noted above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended April 2, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

See Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A.   Risk Factors.

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2019 (“Annual Report”). These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

There have been no material changes in our risk factors since the filing of our Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our purchases of our common stock during the thirteen weeks ended April 2, 2019 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2 — February 5, 2019	113	$42.79	113	4,091
February 6 — March 5, 2019	71	46.81	—	4,020
March 6 — April 2, 2019	62	47.29	43	3,958
Total	246		156

(1)               The total number of shares purchased includes 89,799 shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 52.0 million shares at a total cost of $1,653.2 million through April 2, 2019, including 0.2 million shares at a cost of $11.1 million during the first quarter of fiscal 2019. Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. (See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.) The timing and number of shares repurchased are also subject to legal constraints and financial covenants under our Facility that limit share repurchases based on a defined ratio. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

Item 6.  Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

10.1	Employment Agreement, effective as of February 13, 2019, between The Cheesecake Factory Incorporated and Keith T. Carango*	10-K	000-20574	10.8	March 4, 2019

10.2	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement under the 2010 Stock Incentive Plan, for equity grants made on or after February 13, 2019*				Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer	—	—	—	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer	—	—	—	Filed herewith

101	XBRL (Extensible Business Reporting Language) The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2019, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statement of stockholders’ equity, (v) condensed consolidated statements of cash flows, and (vi) the notes to the condensed consolidated financial statements.	—	—	—	Filed herewith

*Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2019	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MATTHEW E. CLARK
Matthew E. Clark
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)