Form 10-Q
period 2019-07-02
CHEESECAKE FACTORY INC
filed 2019-08-05
CIK 887596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ⌧   No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ⌧ No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

As of July 29, 2019, 44,631,522 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	July 2,	January 1,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$22,604	$26,578
Accounts receivable	16,874	20,928
Income taxes receivable	2,382	—
Other receivables	30,797	68,193
Inventories	46,011	38,886
Prepaid expenses	39,524	40,645
Total current assets	158,192	195,230
Property and equipment, net	758,496	913,275
Other assets:
Intangible assets, net	20,157	26,209
Prepaid rent	—	34,961
Operating lease assets	963,724	—
Investments in unconsolidated affiliates	79,674	79,767
Other	93,547	64,691
Total other assets	1,157,102	205,628
Total assets	$2,073,790	$1,314,133
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,960	$49,071
Income taxes payable	—	712
Gift card liabilities	142,361	172,336
Operating lease liabilities	85,669	—
Other accrued expenses	172,973	194,381
Total current liabilities	436,963	416,500

Deferred income taxes	38,902	52,123
Deferred rent liabilities	—	79,697
Deemed landlord financing liabilities	—	113,095
Long-term debt	35,000	10,000
Operating lease liabilities	942,586	—
Other noncurrent liabilities	80,060	71,659
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 97,480,423 and 96,621,990 issued at July 2, 2019 and January 1, 2019, respectively	975	967
Additional paid-in capital	845,461	828,676
Retained earnings	1,375,671	1,384,494
Treasury stock, 52,643,252 and 51,791,941 shares at cost at July 2, 2019 and January 1, 2019, respectively	(1,681,304)	(1,642,140)
Accumulated other comprehensive loss	(524)	(938)
Total stockholders’ equity	540,279	571,059
Total liabilities and stockholders’ equity	$2,073,790	$1,314,133

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 2, 2019	July 3, 2018	July 2, 2019	July 3, 2018

Revenues	$602,645	$587,319	$1,202,126	$1,172,016

Costs and expenses:
Cost of sales	134,438	131,671	270,625	265,891
Labor expenses	217,921	211,408	435,231	420,983
Other operating costs and expenses	149,106	140,515	302,327	285,491
General and administrative expenses	37,247	41,423	76,370	80,697
Depreciation and amortization expenses	21,659	23,727	43,021	47,729
Impairment of assets and lease terminations	—	2,583	—	2,583
Preopening costs	2,175	1,449	4,305	2,548
Total costs and expenses	562,546	552,776	1,131,879	1,105,922
Income from operations	40,099	34,543	70,247	66,094
Loss on investment in unconsolidated affiliates	(1,644)	(1,039)	(3,094)	(1,128)
Interest and other expense, net	(25)	(1,869)	(23)	(3,286)
Income before income taxes	38,430	31,635	67,130	61,680
Income tax provision	2,920	3,282	4,636	7,298
Net income	$35,510	$28,353	$62,494	$54,382

Net income per share:
Basic	$0.80	$0.62	$1.41	$1.20
Diluted	$0.79	$0.61	$1.39	$1.17

Weighted average shares outstanding:
Basic	44,165	45,383	44,210	45,467
Diluted	44,786	46,426	44,871	46,469

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 2, 2019	July 3, 2018	July 2, 2019	July 3, 2018

Net income	$35,510	$28,353	$62,494	$54,382
Other comprehensive gain/(loss):
Foreign currency translation adjustment	175	(249)	414	(495)
Other comprehensive gain/(loss)	175	(249)	414	(495)
Total comprehensive income	$35,685	$28,104	$62,908	$53,887

See the accompanying notes to the condensed consolidated financial statements

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

For the twenty-six weeks ended July 2, 2019:

						Accumulated
	Shares of		Additional			Other
	Common	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Loss	Total
Balance, January 1, 2019	96,622	$967	$828,676	$1,384,494	$(1,642,140)	$(938)	$571,059
Cumulative effect of adopting the pronouncement related to lease accounting, net of tax	—	—	—	(41,466)	—	—	(41,466)
Balance, January 1, 2019, as adjusted	96,622	967	828,676	1,343,028	(1,642,140)	(938)	529,593
Net income	—	—	—	26,984	—	—	26,984
Foreign currency translation adjustment	—	—	—	—	—	239	239
Cash dividends declared Common stock, $0.33 per share	—	—	—	(14,952)	—	—	(14,952)
Stock-based compensation	350	3	5,907	—	—	—	5,910
Common stock issued under stock-based compensation plans	412	4	5,537	—	—	—	5,541
Treasury stock purchases	—	—	—	—	(11,071)	—	(11,071)
Balance, April 2, 2019	97,384	$974	$840,120	$1,355,060	$(1,653,211)	$(699)	$542,244
Net income	—	—	—	35,510	—	—	35,510
Foreign currency translation adjustment	—	—	—	—	—	175	175
Cash dividends declared Common stock, $0.33 per share	—	—	—	(14,899)	—	—	(14,899)
Stock-based compensation	47	1	4,691	—	—	—	4,692
Common stock issued under stock-based compensation plans	49	0	650	—	—	—	650
Treasury stock purchases	—	—	—	—	(28,093)	—	(28,093)
Balance, July 2, 2019	97,480	$975	$845,461	$1,375,671	$(1,681,304)	$(524)	$540,279

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

For the twenty-six weeks ended July 3, 2018:

						Accumulated
	Shares of		Additional			Other
	Common	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Loss	Total
Balance, January 2, 2018	95,412	$954	$799,862	$1,345,666	$(1,532,864)	$(88)	$613,530
Cumulative effect of adopting the pronouncement related to revenue recognition, net of tax	—	—	—	(3,560)	—	—	(3,560)
Balance, January 2, 2018, as adjusted	95,412	954	799,862	1,342,106	(1,532,864)	(88)	609,970
Net income	—	—	—	26,029	—	—	26,029
Foreign currency translation adjustment	—	—	—	—	—	(246)	(246)
Cash dividends declared Common stock, $0.29 per share	—	—	—	(13,280)	—	—	(13,280)
Stock-based compensation	334	4	6,079	—	—	—	6,083
Common stock issued under stock-based compensation plans	211	2	538	—	—	—	540
Treasury stock purchases	—	—	—	—	(34,903)	—	(34,903)
Balance, April 3, 2018	95,957	$960	$806,479	$1,354,855	$(1,567,767)	$(334)	$594,193
Net income	—	—	—	28,353	—	—	28,353
Foreign currency translation adjustment	—	—	—	—	—	(249)	(249)
Cash dividends declared Common stock, $0.29 per share	—	—	—	(13,296)	—	—	(13,296)
Stock-based compensation	45	—	5,130	—	—	—	5,130
Common stock issued under stock-based compensation plans	227	2	5,775	—	—	—	5,777
Treasury stock purchases	—	—	—	—	(7,126)	—	(7,126)
Balance, July 3, 2018	96,229	$962	$817,384	$1,369,912	$(1,574,893)	$(583)	$612,782

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	July 2, 2019	July 3, 2018

Cash flows from operating activities:
Net income	$62,494	$54,382
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	43,021	47,729
Deferred income taxes	(2,289)	805
Impairment of assets and lease terminations	—	2,493
Stock-based compensation	10,488	11,075
Loss from investments in unconsolidated affiliates	3,094	1,128
Changes in assets and liabilities:
Accounts and other receivable	43,123	37,750
Income taxes receivable/payable	(3,095)	12,583
Inventories	(7,122)	7,865
Prepaid expenses	(3,372)	4,717
Operating lease assets/liabilities	(5,504)	—
Other assets	(7,984)	1,089
Accounts payable	(13,417)	(4,839)
Gift card liabilities	(29,980)	(30,328)
Other accrued expenses	(5,688)	(5,901)
Cash provided by operating activities	83,769	140,548
Cash flows from investing activities:
Additions to property and equipment	(29,371)	(51,870)
Additions to intangible assets	(198)	(735)
Investments in unconsolidated affiliates	(3,000)	(14,000)
Loans made to unconsolidated affiliates	(18,000)	—
Proceeds from variable life insurance contract	—	540
Cash used in investing activities	(50,569)	(66,065)
Cash flows from financing activities:
Deemed landlord financing proceeds	—	3,631
Deemed landlord financing payments	—	(2,509)
Borrowings on credit facility	35,000	30,000
Repayments on credit facility	(10,000)	(20,000)
Proceeds from exercise of stock options	6,191	6,317
Cash dividends paid	(29,287)	(26,521)
Treasury stock purchases	(39,164)	(42,029)
Cash used in financing activities	(37,260)	(51,111)
Foreign currency translation adjustment	86	(11)
Net change in cash and cash equivalents	(3,974)	23,361
Cash and cash equivalents at beginning of period	26,578	6,008
Cash and cash equivalents at end of period	$22,604	$29,369

Supplemental disclosures:
Interest paid	$636	$4,145
Income taxes paid	$9,939	$5,291
Construction payable	$4,023	$4,250
Non-cash operating:
Settlement of sale-leaseback accounting	$—	$471
Non-cash investing:
Settlement of landlord sale-leaseback accounting	$—	$(4,056)
Non-cash financing:
Settlement of landlord financing obligation for sale-leaseback leases	$—	$3,585
Deemed landlord financing proceeds	$—	$3,756

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

Beginning with our fiscal 2018 10-K, we separately disclosed our investments in unconsolidated affiliates on the consolidated balance sheet and our related share of losses on the consolidated statement of income and statement of cash flow. Corresponding balances for the thirteen and twenty-six weeks ended July 2, 2018 were reclassified to conform to the current presentation.

Beginning with our fiscal 2018 10-K, we corrected an error in our consolidated statements of income by reclassifying complimentary meals out of revenue and other operating expenses. We also reclassified the associated cost of complimentary meals from other operating expenses to cost of sales and labor. The reclassifications had no impact on previously reported income from operations or net income. Corresponding balances for the first two fiscal quarters of 2018 were reclassified to conform to the current presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ from these estimates.

Recent Accounting Pronouncements

We adopted FASB Accounting Standards Codification (“ASC”) Topic 842, “Leases,” as of January 2, 2019, using the alternative transition method and recorded a cumulative effect adjustment to beginning retained earnings without restating prior periods. We elected the package of practical expedients which allowed us to carry forward our historical lease classification, our assessment of whether a contract is or contains a lease and our initial direct costs for any leases that existed prior to adoption of the new standard. In addition, we elected the hindsight practical expedient, which lengthened the lease term for certain of our leases to include renewal options, and the short-term lease exclusion. Adoption of the new standard resulted in the recognition of operating lease assets and liabilities of $975.1 million and $1,045.4 million, respectively, and a reduction to retained earnings of $41.5 million, net of tax. All prior lease-related balances of $39.2 million of prepaid rent, $140.2 million in property and equipment, net, $6.2 million of intangible assets, net, $82.1 million of deferred rent liabilities and $118.7 million of deemed landlord financing have been reclassified into operating lease assets or eliminated upon ASC 842 adoption.

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

We cannot determine the interest rate implicit in our leases because we do not have access to the lessor's estimated residual value or the amount of the lessor's deferred initial direct costs. Therefore, we use our incremental borrowing rate as the discount rate for our leases. Our incremental borrowing rate for a lease is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because we do not generally borrow on a collateralized basis, we derive an appropriate incremental borrowing rate using the interest rate we pay on our non-collateralized borrowings, adjusted for the amount of the lease payments, the lease term and the effect of designating specific collateral with a value equal to the unpaid lease payments for that lease. We apply the incremental borrowing rate on a portfolio basis given the impact of applying it on a lease by lease basis would be immaterial.

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

2.  Inventories

Inventories consisted of (in thousands):

	July 2, 2019	January 1, 2019
Restaurant food and supplies	$19,881	$18,362
Bakery finished goods and work in progress	20,125	13,845
Bakery raw materials and supplies	6,005	6,679
Total	$46,011	$38,886

3.  Gift Cards

The following tables present information related to gift cards (in thousands):

Gift card liabilities:

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 2, 2019	July 3, 2018	July 2, 2019	July 3, 2018

Beginning balance	$145,745	$138,134	$172,336	$163,951
Activations	28,999	28,451	49,372	50,195
Redemptions and breakage	(32,383)	(32,968)	(79,347)	(80,529)
Ending balance	$142,361	$133,617	$142,361	$133,617

Gift card contract assets: (1)

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 2, 2019	July 3, 2018	July 2, 2019	July 3, 2018

Beginning balance	$21,273	$21,718	$23,388	$23,814
Deferrals	3,468	3,680	6,064	6,402
Amortization	(4,649)	(4,779)	(9,360)	(9,597)
Ending balance	$20,092	$20,619	$20,092	$20,619
(1)	Included in prepaid expenses on the condensed consolidated balance sheets.

4. Other Assets

Other assets consisted of (in thousands):

	July 2, 2019	January 1, 2019
Executive Savings Plan trust assets	$65,885	$57,605
Loans receivable from unconsolidated affiliates	18,000	—
Deposits	5,466	5,489
Deferred income taxes	4,196	1,597
Total	$93,547	$64,691

5. Leases

Components of lease expense were as follows (in thousands):

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	July 2, 2019	July 2, 2019
Operating	$25,842	$51,604
Variable	16,426	32,761
Short-term	76	153
Total	$42,344	$84,518

Rent expense on all operating leases (under ASC 840) was as follows (in thousands):

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	July 3, 2018	July 3, 2018
Straight-lined minimum base rent	$20,514	$41,261
Contingent rent	5,113	10,207
Common area maintenance and taxes	9,909	19,838
Total	$35,536	$71,306

Supplemental cash flow information related to leases (in thousands, except percentages):

Twenty-Six Weeks Ended
July 2, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$48,634
Right-of-use assets obtained in exchange for new operating lease liabilities	8,580
Weighted-average remaining lease term — operating leases (in years)	17.1
Weighted-average discount rate — operating leases	5.2%

As of July 2, 2019, the maturities of our operating lease liabilities are as follows (in thousands):

2019	$42,258
2020	97,994
2021	95,964
2022	94,896
2023	93,815
Thereafter	1,182,989
Total future lease payments	$1,607,916
Less: Interest	579,661
Present value of lease liabilities	$1,028,255

As of January 1, 2019, the aggregate minimum annual lease payments under operating leases (under ASC 840), including amounts characterized as deemed landlord financing payments, were as follows (in thousands):

2019	$93,792
2020	91,808
2021	88,829
2022	86,925
2023	81,929
Thereafter	495,091
Total	$938,374

During the first two quarters of fiscal 2019, four leases were executed; three have initial terms of 20 years plus two five-year renewal options and one has an initial term of 10 years and four five-year renewal options. All but one include allowances for tenant improvements. The leases are expected to commence in the fourth quarter of fiscal 2019. The undiscounted fixed payments over the initial terms are $30.5 million. We will assess the reasonably certain lease term at lease commencement date.

6.  Long-Term Debt

As of July 2, 2019, we maintained a $200 million unsecured revolving credit facility (the “Facility”), $50 million of which could be used for issuances of letters of credit. Availability under the Facility was reduced by outstanding letters of credit, which are used to support our self-insurance programs. The Facility, which was scheduled to mature on December 22, 2020, contained a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the participating lenders electing to increase their commitments or new lenders being added to the Facility. Certain of our significant subsidiaries guaranteed our obligations under the Facility. During the second quarter of fiscal 2019, we utilized the Facility to fund a portion of our stock repurchases. At July 2, 2019, we had net availability for borrowings of $145.6 million, based on a $35.0 million outstanding debt balance and $19.4 million in standby letters of credit.

We were subject to certain financial covenants under the Facility requiring us to maintain (i) a maximum “Net Adjusted Leverage Ratio” of 4.0 and (ii) a minimum EBITDAR (earnings before interest, taxes, depreciation and amortization, and rent) to interest and rental expense ratio (“EBITDAR Ratio”) of 1.9, with each of the capitalized terms in this Note 6 having the same meaning as defined in the Facility. The Facility limited cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio, and also set forth negative covenants that restrict indebtedness, liens, investments, sales of assets, fundamental changes and other matters. Our Net Adjusted Leverage and EBITDAR Ratios were 3.2 and 2.5, respectively, at July 2, 2019, and we were in compliance with all covenants in effect at that date.

Borrowings under the Facility bore interest, at our option, at a rate per annum equal to either (i) the Adjusted LIBO Rate plus a margin ranging from 1.00% to 1.75% based on our Net Adjusted Leverage Ratio or (ii) the sum of (a) the highest of (1) the rate of interest publicly announced by JPMorgan Chase Bank as its prime rate in effect, (2) the greater of the Federal Funds Effective Rate or the Overnight Bank Funding Rate, in either case plus 0.5%, and (3) the one-month Adjusted LIBO Rate plus 1.0%, plus (b) a margin ranging from 0.00% to 0.75% based on our Net Adjusted Leverage Ratio. We also paid customary fees on the unused portion of the Facility and on our outstanding letters of credit.

(See Note 12 for discussion of our New Facility.)

7.  Commitments and Contingencies

On December 10, 2015, a former restaurant management employee filed a class action lawsuit in the Los Angeles County Superior Court, alleging that the Company improperly classified its managerial employees, failed to pay overtime, and failed to provide accurate wage statements, in addition to other claims. The lawsuit seeks unspecified penalties under the California Labor Code Private Attorney General Act in addition to other monetary payments (Tagalogon v. The Cheesecake Factory Restaurants, Inc.; Case No. BC603620). On July 29, 2016, we filed a response to the complaint. On March 7, 2019, the parties participated in voluntary mediation, which concluded without the parties reaching a resolution. On June 4, 2019, the parties notified the Court that they reached a tentative agreement to settle this case. The settlement agreement is subject to documentation and court approval. Based on the current status of this matter, we have reserved an immaterial amount in anticipation of settlement.

On June 7, 2018, the California Department of Industrial Relations issued a $4.2 million wage citation jointly against the Company and our vendor that provides janitorial services to eight of our Southern California restaurants, alleging that the janitorial vendor or its subcontractor failed to comply with various provisions of the California Labor Code (Wage Citation Case No. 35-CM-188798-16). The wage citation seeks to recover penalties and other monetary payments on behalf of the employees that worked for this vendor or its subcontractor. On June 28, 2018, we filed an appeal of the wage citation. We intend to vigorously defend this action. However, it is not possible at this time to reasonably estimate the outcome of or any potential liability from this matter and, accordingly, we have not reserved for any potential future payments.

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

8.  Stockholders’ Equity

On April 25, 2019, our Board of Directors (“Board”) approved a quarterly cash dividend of $0.33 per share that was paid on May 29, 2019 to the stockholders of record at the close of business on May 16, 2019. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Facility and applicable law, and such other factors that our Board considers relevant. (See Note 6 for further discussion of the Facility.)

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 52.6 million shares at a total cost of $1,681.3 million through July 2, 2019, including 0.6 million shares at a cost of $28.1 million repurchased during the second quarter of fiscal 2019. Repurchased common stock is reflected as a reduction of stockholders’ equity in treasury stock.

Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, including dividend payments, growth capital contributions to North Italia® and Flower Child® and pending acquisitions, a review of our capital structure and cost of capital, our share price and current market conditions. (See Note 12 for future discussion of our pending acquisitions.) The timing and number of shares repurchased are also subject to legal constraints and financial covenants under the Facility that limit share repurchases based on a defined ratio. (See Note 6 for further discussion of our long-term debt.) Our objectives regarding share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.

9.  Stock-Based Compensation

On April 5, 2017, our Board approved an amendment to our 2010 Stock Incentive Plan to increase the number of shares of common stock available for grant under the plan to 12.7 million shares from 9.2 million shares. This amendment was approved by our stockholders at our annual meeting held on June 8, 2017. On April 4, 2019, our Board adopted The Cheesecake Factory Incorporated Stock Incentive Plan. This plan was approved by our stockholders at our annual meeting held on May 30, 2019. The maximum number of shares of common stock available for grant under this plan is 4.8 million shares plus 1.8 million shares, which, as of May 30, 2019, were available for issuance under our 2010 Stock Incentive Plan plus 1.9 million shares which may become available for issuance under The Cheesecake Factory Incorporated Stock Incentive Plan due to forfeiture or lapse of awards under our 2010 Stock Incentive Plan following May 30, 2019.

The following table presents information related to stock-based compensation, net of forfeitures (in thousands):

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 2, 2019	July 3, 2018	July 2, 2019	July 3, 2018

Labor expenses	$1,721	$2,576	$3,442	$4,175
Other operating costs and expenses	68	46	136	110
General and administrative expenses	2,852	2,440	6,910	6,790
Total stock-based compensation	4,641	5,062	10,488	11,075
Income tax benefit	1,140	1,263	2,578	2,763
Total stock-based compensation, net of taxes	$3,501	$3,799	$7,910	$8,312

Capitalized stock-based compensation (1)	$51	$68	$114	$138
(1)	It is our policy to capitalize the portion of stock-based compensation costs for our internal development department that relates to capitalizable activities such as the design and construction of new restaurants, remodeling existing locations and equipment installation. Capitalized stock-based compensation is included in property and equipment, net and other assets on the condensed consolidated balance sheets.

Stock Options

We did not issue any stock options during the second quarter of fiscal 2019. The weighted average fair value at the grant date for options issued during the second quarter of fiscal 2018 was $12.81 per share. The fair value of options was estimated utilizing the Black-Scholes valuation model with the following weighted average assumptions for the second quarter of fiscal 2018: (a) an expected option term of 6.9, (b) expected stock price volatility of 26.4%, (c) a risk-free interest rate of 2.8% and (d) a dividend yield on our stock of 2.2%.

Stock option activity during the twenty-six weeks ended July 2, 2019 was as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value (1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at January 1, 2019	1,799	$45.03	4.1	$5,606
Granted	300	46.03
Exercised	(208)	29.83
Forfeited or cancelled	—	—
Outstanding at July 2, 2019	1,891	$46.86	4.6	$2,599

Exercisable at July 2, 2019	1,055	$45.24	3.1	$2,599
(1)	Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal period end date.

The total intrinsic value of options exercised during the thirteen and twenty-six weeks ended July 2, 2019 was $0.2 million and $3.6 million, respectively. The total intrinsic value of options exercised during the thirteen and twenty-six weeks ended July 3, 2018 was $4.3 million and $4.7 million, respectively. As of July 2, 2019, total unrecognized stock-based compensation expense related to unvested stock options was $8.4 million, which we expect to recognize over a weighted average period of approximately 4.5 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the twenty-six weeks ended July 2, 2019 was as follows:

		Weighted
		Average
	Shares	Fair Value
	(In thousands)	(Per share)
Outstanding at January 1, 2019	1,702	$48.08
Granted	427	45.89
Vested	(272)	45.70
Forfeited	(54)	48.76
Outstanding at July 2, 2019	1,803	$47.89

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted average fair value for restricted shares and restricted share units issued during the second quarter of fiscal 2019 and fiscal 2018 was $45.15 and $51.88, respectively. The fair value of shares that vested during the thirteen weeks and twenty-six weeks ended July 2, 2019 was $1.3 million and $12.4 million, respectively. The fair value of shares that vested during the thirteen weeks and twenty-six weeks ended July 3, 2018 was $1.4 million and $11.8 million, respectively. As of July 2, 2019, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $43.7 million, which we expect to recognize over a weighted average period of approximately 3.2 years.

10.  Net Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, reduced by unvested restricted stock awards. As of July 2, 2019 and July 3, 2018, 1.8 million shares and 1.7 million shares, respectively, of restricted stock issued to staff members were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal periods ended on those dates. Diluted net income per share includes the dilutive effect of outstanding equity awards, calculated using the treasury stock method. Shares of common stock equivalents of 2.0 million and 1.7 million for July 2, 2019 and July 3, 2018, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 2, 2019	July 3, 2018	July 2, 2019	July 3, 2018
	(In thousands, except per share data)
Net income	$35,510	$28,353	$62,494	$54,382

Basic weighted average shares outstanding	44,165	45,383	44,210	45,467
Dilutive effect of equity awards	621	1,043	661	1,002

Diluted weighted average shares outstanding	44,786	46,426	44,871	46,469

Basic net income per share	$0.80	$0.62	$1.41	$1.20

Diluted net income per share	$0.79	$0.61	$1.39	$1.17

11.  Segment Information

For decision-making purposes, our management reviews discrete financial information for The Cheesecake Factory, Grand Lux Cafe, RockSugar Southeast Asian Kitchen and Social Monk Asian Kitchen restaurants, our bakery division, consumer packaged goods and international licensing operations. Based on quantitative thresholds set forth in ASC 280, “Segment Reporting,” The Cheesecake Factory is our only business that meets the criteria of a reportable operating segment. The other segments noted above are combined in “Other.” Unallocated corporate expenses, assets and capital expenditures are presented below as reconciling items to the amounts presented in the condensed consolidated financial statements.

Segment information is presented below (in thousands):

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 2, 2019	July 3, 2018	July 2, 2019	July 3, 2018
Revenues:
The Cheesecake Factory restaurants	$551,519	$536,593	$1,100,152	$1,071,715
Other	51,126	50,726	101,974	100,301
Total	$602,645	$587,319	$1,202,126	$1,172,016

Income/(loss) from operations:
The Cheesecake Factory restaurants (1)	$68,988	$69,376	$130,232	$130,942
Other	5,703	4,496	11,028	10,858
Corporate	(34,592)	(39,329)	(71,013)	(75,706)
Total	$40,099	$34,543	$70,247	$66,094

Depreciation and amortization:
The Cheesecake Factory restaurants	$18,004	$20,146	$35,611	$40,336
Other	2,458	2,320	4,860	4,868
Corporate	1,197	1,261	2,550	2,525
Total	$21,659	$23,727	$43,021	$47,729

Capital expenditures:
The Cheesecake Factory restaurants	$14,839	$10,696	$26,731	$30,162
Other (2)	860	9,372	1,543	19,950
Corporate	321	1,114	1,097	1,758
Total	$16,020	$21,182	$29,371	$51,870

	July 2, 2019	January 1, 2019
Total assets:
The Cheesecake Factory restaurants	$1,581,005	$928,345
Other	227,464	164,972
Corporate	265,321	220,816
Total	$2,073,790	$1,314,133
(1)	The thirteen and twenty-six weeks ended July 3, 2018 include $2.6 million of lease termination costs related to the closure of one The Cheesecake Factory restaurant.
(2)	The thirteen and twenty-six weeks ended July 3, 2018 include costs related to an infrastructure modernization of our California bakery facility.

12.  Subsequent Events

 Dividend

On July 25, 2019, our Board declared a quarterly cash dividend of $0.36 per share to be paid on August 27, 2019 to the stockholders of record at the close of business on August 14, 2019.

Fox Restaurant Concepts LLC (“FRC”) Agreements

On July 30, 2019, we amended the previous agreements relating to our investment in North Italia and exercised our option to acquire North Italia (the “North Italia Acquisition”). In addition, we entered into a separate Membership Interest Purchase Agreement to acquire the remainder of FRC, including Flower Child and all other FRC brands (the “FRC Acquisition” and, together with the North Italia Acquisition, the “Acquisitions”).

The Acquisitions will be completed for $308 million in cash at closing. An additional $45 million will be due ratably over the next four years. Including $88 million previously invested in North Italia and Flower Child, total consideration is approximately $440 million. The cash due at closing will be funded by drawing on our New Facility, as described below, and cash on hand. Additionally, the FRC Acquisition includes a provision for contingent consideration based on achievement of revenue and profitability targets for the FRC brands other than North Italia and Flower Child with considerations made in the event we undergo a change in control or divest any FRC brand (other than North Italia and Flower Child). We will also be required to provide financing to FRC in an amount sufficient to support achievement of these targets during the five years after closing.

Our Board has unanimously approved the Acquisitions, which are expected to close around the end of the third quarter of fiscal 2019, subject to the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“Hart-Scott-Rodino Act”) and the satisfaction of the other closing conditions set forth in the applicable purchase agreement. The Acquisitions do not require approval by the Company’s shareholders. The agreements contain customary representations and warranties, as well as customary covenants and agreements of the parties, including customary indemnification provisions. The consummation of the Acquisitions is not subject to any financing condition, and each agreement provides the parties with certain termination rights in specified circumstances.

New Facility

On July 30, 2019, we entered into a Third Amended and Restated Loan Agreement (the “New Credit Agreement”), which amends and restates in its entirety our prior Second Amended and Restated Loan Agreement dated as of December 22, 2015, which had established the Facility. Among other things, the new credit agreement provides us with revolving loan commitments that total $400 million (of which $40 million may be used for the issuances of letters of credit) and which terminate on July 30, 2024 (the “New Facility”). The New Facility contains a commitment increase feature that could provide for an additional $200 million in available credit upon our request and the satisfaction of certain conditions.

The New Credit Agreement includes customary representations, warranties, negative and affirmative covenants (including two financial covenants: relating to maintenance of a maximum ratio of net adjusted debt to EBITDAR of 4.75 to 1.00 and a minimum ratio of EBITDAR to interest and rent expense of 1.90 to 1.00), as well as customary events of default that, if triggered, could result in acceleration of the maturity of the New Facility. Borrowings under the New Facility bear interest, at our option, at a rate equal to either: (i) the adjusted LIBO Rate (as customarily defined) (the “Adjusted LIBO Rate”) plus a margin that is based on our net adjusted leverage ratio, or (ii) the sum of (a) the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in effect in the United States, (2) the greater of the rate calculated by the Federal Reserve Bank of New York as the effective federal funds rate or the rate that is published by the Federal Reserve Bank of New York as an overnight bank funding rate, in either case plus 0.5%, and (3) the one-month Adjusted LIBO Rate plus 1.0%, plus (b) a margin that is based on the Company’s net adjusted leverage ratio. Letters of credit issued under the New Facility bear fees that are equivalent to the interest rate margin that is applicable to revolving loans that bear interest at the adjusted LIBO Rate plus other customary fees charged by the issuing bank. Under the New Facility, the Company paid certain customary loan origination fees and will pay an unused fee on the unused portion of the New Facility that is also based on the Company’s net adjusted leverage ratio.

Our obligations under the New Facility continue to be unsecured. Certain of our material subsidiaries have guaranteed our obligations under the New Facility. The New Facility will be used for our general corporate purposes, including for the issuance of standby letters of credit to support our self-insurance programs, and to fund stock dividends and repurchases and the purchase price of permitted acquisitions.

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

These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (together with the Securities Act, the “Acts”). This includes, without limitation, financial guidance and projections and statements with respect to the planned acquisitions of North Italia and FRC expectations of our future financial condition, results of operations, cash flows, plans, targets, goals, objectives, performance, growth potential, competitive position and business; and our ability to: leverage our competitive strengths, including investing in or acquiring new restaurant concepts and expanding The Cheesecake Factory® brand to other retail opportunities; deliver comparable sales growth; provide a differentiated experience to customers; outperform the casual dining industry and increase our market share; leverage sales increases and manage flow through; manage cost pressures, including increasing wage rates, insurance costs and legal expenses, and stabilize margins; grow earnings; remain relevant to consumers; attract and retain qualified management and other staff; manage risks associated with the magnitude and complexity of regulations in the jurisdictions where our restaurants are located; increase shareholder value; find suitable sites and manage increasing construction costs; profitably expand our concepts domestically and in Canada, and work with our licensees to expand our concept internationally; support the growth of North Italia and Flower Child restaurants; operate Social Monk Asian Kitchen; and utilize our capital effectively and continue to increase cash dividends and repurchase our shares. These forward-looking statements may be affected by factors outside of our control including: the occurrence of any event, change or other circumstances that could give rise to the termination of the definitive agreements to acquire North Italia and FRC; the possibility that various closing conditions for the acquisitions of North Italia and FRC may not be satisfied or waived; the possibility of a failure to obtain, delays in obtaining or adverse conditions contained in any required regulatory or other approvals; the failure of the acquisitions to close for any other reason; the amount of fees and expenses related to the acquisitions; economic and political conditions that impact consumer confidence and spending; impact of recently enacted tax reform; acceptance and success of The Cheesecake Factory in international markets; acceptance and success of the North Italia, Flower Child, Social Monk Asian Kitchen and other concepts; the risks of doing business abroad through Company-owned restaurants and/or licensees; foreign exchange rates, tariffs and cross border taxation; changes in unemployment rates; changes in laws impacting our business, including increases in minimum wages and benefit costs; the economic health of our landlords and other tenants in retail centers in which our restaurants are located; the economic health of suppliers, licensees, vendors and other third parties providing goods or services to us; adverse weather conditions in regions in which our restaurants are located; factors that are under the control of government agencies, landlords and other third parties; the risk, costs and uncertainties associated with opening new restaurants; and other risks and uncertainties detailed from time to time in our filings with the SEC. Such forward-looking statements include all other statements that are not historical facts, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions. These statements are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in such statements.

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

Our business operates in the upscale casual dining segment of the restaurant industry. As of August 5, 2019, we operated 219 Company-owned restaurants: 202 under The Cheesecake Factory® mark, 14 under the Grand Lux Cafe® mark, two under the RockSugar Southeast Asian Kitchen® mark and one under the Social Monk Asian Kitchen® mark. In addition, 21 The Cheesecake Factory branded restaurants in the Middle East, Mexico, the Chinese Mainland and the Special Administrative Region of Hong Kong were operated by third parties under licensing agreements; one location in the Middle East closed in preparation for a relocation later in fiscal 2019. We also operated two bakery production facilities that produce desserts for our restaurants, international licensees and third-party bakery customers. We are selectively pursuing other means to leverage our competitive strengths, including investing in or acquiring new restaurant concepts (such as North Italia and FRC, including Flower Child), expanding The Cheesecake Factory® brand to other retail opportunities through The Cheesecake Factory At Home® consumer packaged goods and evaluating the future potential of Social Monk Asian Kitchen, our new fast casual concept.

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

Investing in new Company-owned restaurant development is our top capital allocation priority, with a focus on opening our concepts in premier locations within both new and existing markets in the United States and Canada. For The Cheesecake Factory concept, we target an average cash-on-cash return on investment of approximately 20% to 25% at the unit level. Returns are affected by the cost to build restaurants, the level of revenues that each restaurant can deliver and our ability to maximize the profitability of restaurants. Investing in new restaurant development that meets our return on investment criteria is expected to support achieving mid-teens Company-level return on invested capital.

Our domestic revenue growth (comprised of our annual unit growth and comparable sales growth), combined with international expansion, contribution from our incremental growth opportunities, stabilization and expansion of our operating margins, a robust share repurchase program and our dividend supports our long-term financial objective of 13% to 14% total return to shareholders, on average. We define our total return as earnings per share growth plus our dividend yield. The following are the key performance levers that we believe will contribute to achieving our goals:

●	Grow Overall Revenues. Our overall revenue growth is primarily driven by revenues from new restaurant openings, increases in comparable restaurant sales, and royalties and bakery sales from additional licensed international locations. Changes in comparable restaurant sales come from variations in customer traffic, as well as in average check.

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

Average check is driven by menu price increases and/or changes in menu mix. We generally update our menus twice a year, and our philosophy is to use price increases to help offset key operating cost increases in a manner that balances protecting both our margins and customer traffic levels. We plan to continue targeting menu price increases of approximately 2% to 3% annually going forward, utilizing a market-based strategy to help mitigate cost pressure in higher-wage geographies, and expect near-term increases to be at the higher end of this range.

In addition, we are selectively pursuing a number of opportunities, including: our planned acquisitions of North Italia and FRC, including Flower Child; consumer packaged goods opportunities, including The Cheesecake Factory At Home®-branded Famous “Brown Bread,” coffee creamer, baking mixes, confections and refrigerated puddings; and the opening of the first location of Social Monk Asian Kitchen, which will allow us to test the concept and evaluate its future potential.

●	Stabilize and Expand Margins. Margins are subject to fluctuations in commodity costs, labor, restaurant-level occupancy expenses, general and administrative (“G&A”) expenses and preopening expenses. Our objective is to stabilize our margins, and longer-term to drive margin expansion by maintaining flat restaurant-level margins, leveraging our bakery operations, international and consumer packaged goods royalty revenue streams and G&A expense over time, and optimizing our restaurant portfolio.

●	Return Capital to Shareholders. We have historically generated a significant amount of free cash flow, which we have defined as cash flow provided by operating activities less net capital expenditures and our growth capital contributions to North Italia and Flower Child. We plan to balance our growth investments with repayment of borrowings under our credit facility and continued return of capital to shareholders via our dividend and share repurchase program, the latter of which offsets dilution from our equity compensation program and supports our earnings per share growth. Our ability to declare dividends and repurchase shares is subject to financial covenants under the Facility.

Results of Operations

The following table presents, for the periods indicated, information from our condensed consolidated statements of income expressed as percentages of revenues. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 2, 2019	July 3, 2018	July 2, 2019	July 3, 2018

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	22.3	22.5	22.5	22.7
Labor expenses	36.2	36.0	36.2	35.9
Other operating costs and expenses	24.7	23.9	25.1	24.4
General and administrative expenses	6.2	7.1	6.4	6.9
Depreciation and amortization expenses	3.5	4.0	3.6	4.1
Impairment of assets and lease expiration	—	0.4	—	0.2
Preopening costs	0.4	0.2	0.4	0.2
Total costs and expenses	93.3	94.1	94.2	94.4
Income from operations	6.7	5.9	5.8	5.6
Loss on investments in unconsolidated affiliates	(0.3)	(0.2)	(0.2)	(0.1)
Interest and other expense, net	(0.0)	(0.3)	(0.0)	(0.3)
Income before income taxes	6.4	5.4	5.6	5.2
Income tax provision	0.5	0.6	0.4	0.6
Net income	5.9%	4.8%	5.2%	4.6%

Thirteen Weeks Ended July 2, 2019 Compared to Thirteen Weeks Ended July 3, 2018

Revenues

Revenues increased 2.6% to $602.6 million for the thirteen weeks ended July 2, 2019 compared to $587.3 million for the thirteen weeks ended July 3, 2018, primarily due to new restaurant openings and positive comparable restaurant sales.

Comparable sales at The Cheesecake Factory restaurants increased by 1.0%, or $5.5 million, from the second quarter of fiscal 2018. This compares to the casual dining industry which experienced a comparable sales increase of 0.1%, as measured by Knapp Track. Our comparable sales growth was driven by average check growth of 3.8% (based on increases of 3.1% in menu pricing and 0.7% in mix), partially offset by a decline in customer traffic of 2.8%. We implemented effective menu price increases of approximately 1.6% and 1.5% in the first quarter of fiscal 2019 and third quarter of fiscal 2018, respectively. The Cheesecake Factory average sales per restaurant operating week increased 1.1% to $210,183 in the second quarter of fiscal 2019 from $207,820 in the second quarter of fiscal 2018. Total operating weeks at The Cheesecake Factory restaurants increased 1.6% to 2,624 for the thirteen weeks ended July 2, 2019 compared to 2,582 for the comparable prior year period.

Restaurants become eligible to enter our comparable sales base in their 19th month of operation. At July 2, 2019, there were five The Cheesecake Factory restaurants, one Grand Lux Cafe and one Social Monk Asian Kitchen not yet in our comparable sales base. International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from our comparable sales calculations.

External bakery sales were $12.4 million for the second quarter of fiscal 2019 compared to $12.7 million in the comparable prior year period.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses. As a percentage of revenues, cost of sales was 22.3% for the second quarter of fiscal 2019 compared to 22.5% for the comparable period of fiscal 2018. Higher produce costs were more than offset by favorability across several commodity categories.

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

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 36.2% and 36.0% in the second quarters of fiscal 2019 and 2018, respectively. This variance was primarily due to higher hourly wage rates, partially offset by lower group medical costs.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead and distribution expenses. As a percentage of revenues, other operating costs and expenses were 24.7% and 23.9% for the thirteen weeks ended July 2, 2019 and July 3, 2018, respectively. This variance was primarily driven by increased rent expense related to our adoption of the new lease accounting standard, as well as higher marketing and workers’ compensation expense. These increases were partially offset by lower general liability, repairs and maintenance and incentive compensation costs, as well as lower bakery production overhead expense compared to the prior year when our California bakery was temporarily closed while we upgraded the facility.

G&A Expenses

G&A expenses consist of the restaurant management recruiting and training program, restaurant field supervision, corporate support and bakery administrative organizations, as well as gift card commissions to third-party distributors. As a percentage of revenues, G&A expenses were 6.2% and 7.1% for the second quarters of fiscal 2019 and 2018, respectively. This variance was primarily due to lower legal costs.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 3.5% and 4.0% for the thirteen weeks ended July 2, 2019 and the comparable period of last year, respectively. This decrease was primarily due to our adoption of the new lease accounting standard.

Impairment of Assets and Lease Terminations

There was no impairment of assets in the second quarter of fiscal 2019. In the second quarter of fiscal 2018, we recorded $2.6 million of lease termination costs related to the closure of one The Cheesecake Factory restaurant.

Preopening Costs

Preopening costs were $2.2 million for the thirteen weeks ended July 2, 2019 compared to $1.4 million in the comparable period of fiscal 2018. We opened one The Cheesecake Factory restaurant in the second quarter of fiscal 2019 compared to no restaurant openings in the comparable prior year period. Preopening costs include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities. Preopening costs can fluctuate significantly from period to period based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Loss on Investment in Unconsolidated Affiliates

Loss on investment in unconsolidated affiliates, which represents our share of losses incurred by North Italia and Flower Child, was $1.6 million and $1.0 million in the thirteen weeks ended July 2, 2019 and July 3, 2018, respectively. This increase was primarily driven by preopening costs associated with new unit development.

Interest and Other Expense, Net

Interest and other expense, net was $24,688 for the second quarter of fiscal 2019 compared to $1.9 million for the comparable prior year period. This variance was primarily due to our adoption of the new lease accounting standard under which we no longer have deemed landlord financing liabilities and associated interest expense.

Income Tax Provision

Our effective income tax rate was 7.6% for the second quarter of fiscal 2019 compared to 10.4% for the comparable prior year period. This decrease was primarily due to a higher proportion of FICA tip credit in relation to pre-tax income, higher non-taxable gains on our investments in variable life insurance contracts used to support our non-qualified executive deferred compensation plan and the impact of technical guidance published in the fourth quarter of fiscal 2018 regarding the deductibility of employee meals.

Twenty-Six Weeks Ended July 2, 2019 Compared to Twenty-Six Weeks Ended July 3, 2018

Revenues

Revenues increased 2.6% to $1,202.1 million for the twenty-six weeks ended July 2, 2019 compared to $1,172.0 million for the twenty-six weeks ended July 3, 2018, primarily due to new restaurant openings and positive comparable restaurant sales.

Comparable sales at The Cheesecake Factory restaurants increased by 1.2%, or $12.3 million, from the first half of fiscal 2018, outperforming the casual dining industry which experienced a comparable sales increase of 0.5%, as measured by Knapp Track. Our comparable sales growth was driven by average check growth of 3.9% (based on an increase of 3.1% in menu pricing and 0.8% in mix), partially offset by a decline in customer traffic of 2.7%. The Cheesecake Factory average sales per restaurant operating week increased 1.3% to $210,073 in the first half of fiscal 2019 versus $207,335 in the first half of fiscal 2018. Total operating weeks at The Cheesecake Factory restaurants increased 1.3% to 5,237 for the twenty-six weeks ended July 2, 2019 compared to 5,169 for the comparable prior year period.

External bakery sales were $25.3 million for the first half of fiscal year 2019 compared to $25.1 million in the comparable prior year period.

Cost of Sales

As a percentage of revenues, cost of sales was 22.5% for the first half of fiscal 2019 compared to 22.7% for the comparable period of fiscal 2018. Higher produce costs were more than offset by favorability across several commodity categories.

Labor Expenses

As a percentage of revenues, labor expenses were 36.2% and 35.9% in the first half of fiscal 2019 and 2018, respectively. This variance was primarily due to higher hourly wage rates.

Other Operating Costs and Expenses

As a percentage of revenues, other operating costs and expenses were 25.1% and 24.4% for the twenty-six weeks ended July 2, 2019 and July 3, 2018, respectively. This variance was primarily driven by increased rent expense related to our adoption of the new lease accounting standard and higher marketing costs. These increases were partially offset by lower general liability and repairs and maintenance costs, as well as lower bakery production overhead expense compared to the prior year when our California bakery was temporarily closed while we upgraded the facility.

General and Administrative Expenses

As a percentage of revenues, G&A expenses were 6.4% and 6.9% for the first half of fiscal 2019 and 2018, respectively. This variance was primarily due to lower legal costs.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 3.6% and 4.1% for the twenty-six weeks ended July 2, 2019 and the comparable period of last year, respectively. This decrease was primarily due to our adoption of the new lease accounting standard.

Impairment of Assets and Lease Terminations

There was no impairment of assets in the first half of fiscal 2019. In the first half of fiscal 2018, we recorded $2.6 million of lease termination costs related to the closure of one The Cheesecake Factory restaurant.

Preopening Costs

Preopening costs were $4.3 million for the twenty-six weeks ended July 2, 2019 compared to $2.5 million in the comparable period of fiscal 2018. We opened our initial location of Social Monk Asian Kitchen and one The Cheesecake Factory restaurant in the first half of fiscal 2019 compared to the relocation of one The Cheesecake Factory restaurant in the comparable prior year period.

Loss on Investment in Unconsolidated Affiliates

Loss on investment in unconsolidated affiliates, which represents our share of losses incurred by North Italia and Flower Child, was $3.1 million and $1.1 million in the twenty-six weeks ended July 2, 2019 and July 3, 2018, respectively. This increase was primarily driven by preopening costs associated with new unit development.

Interest and Other Expense, Net

Interest and other expense, net was $23,037 for the first half of fiscal 2019 compared to $3.3 million for the comparable period last year. This variance was primarily due to our adoption of the new lease accounting standard under which we no longer have deemed landlord financing liabilities and associated interest expense.

Income Tax Provision

Our effective income tax rate was 6.9% for the first half of fiscal 2019 compared to 11.8% for the comparable prior year period. This decrease was primarily due to a higher proportion of FICA tip credit in relation to pre-tax income, higher non-taxable gains on our investments in variable life insurance contracts used to support our non-qualified executive deferred compensation plan and the impact of technical guidance published in the fourth quarter of fiscal 2018 regarding the deductibility of employee meals.

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 2, 2019	July 3, 2018	July 2, 2019	July 3, 2018

Net income	$35,510	$28,353	$62,494	$54,382
After-tax impact from:
Impairment of assets and lease terminations (1)	—	1,911	—	1,911
Loss on investments in unconsolidated affiliates (2)	1,217	769	2,290	835
Adjusted net income	$36,727	$31,033	$64,784	$57,128

Diluted net income per share	$0.79	$0.61	$1.39	$1.17
After-tax impact from:
Impairment of assets and lease terminations (1)	—	0.04	—	0.04
Loss on investments in unconsolidated affiliates (2)	0.03	0.02	0.05	0.02
Adjusted diluted net income per share (3)	$0.82	$0.67	$1.44	$1.23
(1)Represents lease termination costs related to the closure of one The Cheesecake Factory restaurant. The associated pre-tax amount was $2.6 million. This amount is recorded in impairment of assets and lease terminations on the condensed consolidated statements of income. The tax effect assumes a 26% tax rate based on the federal statutory rate and an estimated blended state tax rate.

(2)Represents our share of losses incurred by North Italia and Flower Child. The pre-tax amounts associated with these items were $1.6 million and $3.1 million in the thirteen and twenty-six weeks ended July 2, 2019, respectively. The pre-tax amounts associated with these items were $1.0 million and $1.1 million in the thirteen and twenty-six weeks ended July 3, 2018, respectively. These amounts are recorded in loss on investment in unconsolidated affiliates on the condensed consolidated statements of income. The tax effect assumes a 26% tax rate based on the federal statutory rate and an estimated blended state tax rate.
(3)Adjusted diluted net income per share may not add due to rounding.

Fiscal 2019 Outlook

The following fiscal 2019 outlook excludes any gain or loss on investment in unconsolidated affiliates and any impact from the pending Acquisitions, including integration costs. (See Note 12 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of the pending Acquisitions.)

For the third quarter of fiscal 2019, we estimate adjusted diluted net income per share will be between $0.52 and $0.57 based on an assumed comparable sales range of flat to 1.0% at The Cheesecake Factory restaurants. We estimate adjusted diluted net income per share for fiscal 2019 will be between $2.58 and $2.68 based on an assumed comparable sales range of between 1% and 1.5% at The Cheesecake Factory restaurants. Reconciliations of our anticipated adjusted diluted net income per share ranges to their corresponding GAAP measures have not been provided as we cannot determine the probable significance or timing of certain reconciling items which are outside of our control and therefore cannot be reasonably predicted. For fiscal 2019, we estimate commodity cost inflation of about 2%, primarily driven by produce, meat and seafood costs, wage rate inflation of approximately 6% and an effective tax rate of approximately 7% to 8%.

In fiscal 2019, we plan to open as many as five new The Cheesecake Factory restaurants, one of which opened in April 2019. In addition, the first location of Social Monk Asian Kitchen, our new fast casual concept, opened during the first quarter of fiscal 2019. We expect as many as five The Cheesecake Factory restaurants to open internationally under licensing agreements, two of which opened during the first half of fiscal 2019. In addition, the licensed location in Beirut ceased operations on May 1, 2019 and one location in Kuwait closed in preparation for a relocation later in fiscal 2019.

We currently estimate fiscal 2019 cash capital expenditures to range between $85 million and $95 million. This estimate contemplates a net outlay of $45 million to $50 million for restaurants expected to be opened during fiscal 2019, $34 million to $36 million for replacements, enhancements and capacity additions to our existing restaurants and approximately $6 million to $9 million for bakery and corporate infrastructure investments.

We plan to maintain a balanced capital allocation strategy, investing in new restaurants that are expected to meet our targeted returns, repaying borrowings under our credit facility and continuing our dividend and share repurchase program.

Liquidity and Capital Resources

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Twenty-six	Twenty-six
	Weeks Ended	Weeks Ended
	July 2, 2019	July 3, 2018
Cash provided by operating activities	$83.8	$140.5
Additions to property and equipment	$(29.4)	$(51.9)
Growth capital provided to unconsolidated affiliates	$(21.0)	$(14.0)
Net borrowings on credit facility	$25.0	$10.0
Proceeds from exercise of stock options	$6.2	$6.3
Cash dividends paid	$(29.3)	$(26.5)
Treasury stock purchases	$(39.2)	$(42.0)

During the twenty-six weeks ended July 2, 2019, our cash and cash equivalents decreased by $4.0 million to $22.6 million. This decrease was primarily attributable to treasury stock purchases, additions to property and equipment, dividend payments and growth capital provided to North Italia and Flower Child, partially offset by cash provided by operating activities, net borrowings on our Facility and proceeds from exercise of stock options. Cash flows from operations decreased by $56.8 million from July 3, 2018, primarily due to timing of income tax payments and the depletion of inventory during the first half of fiscal 2018 due to the temporary closure of our California bakery while we upgraded the facility.

As of July 2, 2019, we maintained a $200 million unsecured revolving credit facility (the “Facility”), $50 million of which could be used for issuances of letters of credit. Availability under the Facility was reduced by outstanding letters of credit, which are used to support our self-insurance programs. The Facility, which was scheduled to mature on December 22, 2020, contained a commitment increase feature that could provide for an additional $100 million in available credit upon our request and subject to the participating lenders electing to increase their commitments or new lenders being added to the Facility. Certain of our significant subsidiaries guaranteed our obligations under the Facility. During the second quarter of fiscal 2019, we utilized the Facility to fund a portion of our stock repurchases. At July 2, 2019, we had net availability for borrowings of $145.6 million, based on a $35.0 million outstanding debt balance and $19.4 million in standby letters of credit. The Facility limited cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio. As of July 2, 2019, we were in compliance with the covenants set forth in the Facility. (See Note 6 and Note 12 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt and New Facility, respectively.)

We have a strategic relationship with FRC with respect to two of its brands, North Italia and Flower Child. We made cumulative minority equity investments of $88 million in these concepts, including $3 million in the first quarter of fiscal 2019. In addition, we provided $18 million under a secured promissory note during the first half of fiscal 2019. Pursuant to the agreements we entered into with FRC in 2016, we had the right, and an obligation if certain financial, legal and operational conditions were met, to acquire the remaining interest in North Italia in fiscal 2019 and in Flower Child in fiscal 2021.

On July 30, 2019, we amended the previous agreements relating to our investment in North Italia and exercised our option to acquire North Italia. In addition, we entered into a separate Membership Interest Purchase Agreement to acquire FRC, including Flower Child and all other FRC brands.

The Acquisitions will be completed for $308 million in cash at closing. An additional $45 million will be due ratably over the next four years. Including amounts previously invested in North Italia and Flower Child, total consideration is approximately $440 million. The cash due at closing will be funded by drawing on our New Facility and cash on hand. Additionally, the FRC Acquisition includes a provision for contingent consideration based on achievement of revenue and profitability targets for the FRC brands other than North Italia and Flower Child with considerations made in the event we undergo a change in control or divest any FRC brand (other than North Italia and Flower Child). We will also be required to provide financing to FRC in an amount sufficient to support achievement of these targets during the five years after closing.

Our Board has unanimously approved the Acquisitions, which are expected to close around the end of the third quarter of fiscal 2019, subject to the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act and the satisfaction of the other closing conditions set forth in the applicable purchase agreement. The Acquisitions do not require approval by the Company’s shareholders. The agreements contain customary representations and warranties, as well as customary covenants and agreements of the parties, including customary indemnification provisions. The consummation of the Acquisitions is not subject to any financing condition, and each agreement provides the parties with certain termination rights in specified circumstances.

In fiscal 2012, our Board approved the initiation of a cash dividend to our stockholders, which is subject to quarterly Board approval. Cash dividends have been declared every quarter since initiation. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Facility and applicable law, and other such factors that the Board considers relevant.

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 52.6 million shares at a total cost of $1,681.3 million through July 2, 2019, including 0.6 million shares at a cost of $28.1 million repurchased during the second quarter of fiscal 2019. Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. We make the determination to repurchase shares based on several factors, including an evaluation of current and future capital needs associated with new restaurant development, current and forecasted cash flows, including dividend payments and growth capital contributions to North Italia and Flower Child, a review of our capital structure and cost of capital, our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and financial covenants under the Facility that limit share repurchases based on a defined ratio. (See Note 6 of Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for further discussion of our long-term debt.) Our objectives regarding share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth. (See Note 8 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.)

Based on our current expansion objectives, we believe that during the upcoming 12 months our cash and cash equivalents, combined with expected cash flows provided by operations, available borrowings under our New Facility and expected landlord construction contributions should be sufficient in the aggregate to finance our capital allocation strategy, including the pending Acquisitions, capital expenditures, repaying borrowings under our credit facility and continuing our dividend and share repurchase program. (See Note 12 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our New Facility and the pending Acquisitions.)

As of July 2, 2019, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties other than our then existing arrangement with FRC. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We purchase food and other commodities for use in our operations based on market prices established with our suppliers. Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control. We mitigate the risk of supply shortages and obtain competitive prices by utilizing multiple qualified suppliers for substantially all our ingredients and supplies. We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. We continue to evaluate the possibility of entering into similar arrangements for other commodities and also periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. Although these vehicles may be available to us, as of July 2, 2019, we had chosen not to enter into any hedging contracts due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors. Commodities for which we have not entered into contracts can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Commodities we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs and varying global demand. We may or may not have the ability to increase menu prices or vary menu items in response to food commodity price increases. For the second quarters of both fiscal 2019 and 2018, a hypothetical increase of 1% in food costs would have negatively impacted cost of sales by $1.3 million.

We are exposed to market risk from interest rate changes on our funded debt. This exposure relates to the component of the interest rate on the Facility that is indexed to market rates. Based on outstanding borrowings at July 2, 2019 and January 1, 2019, a hypothetical 1% rise in interest rates would have increased interest expense by $350,000 and $100,000, respectively, on an annual basis. (See Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our non-qualified executive deferred compensation plan, to the extent these investments are not equivalent to the related liability. In addition, because changes in these investments are not taxable, gains and losses result in tax benefit and tax expense, respectively, and directly affect net income through the income tax provision. Based on balances at July 2, 2019 and January 1, 2019, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes. However, under such scenario, net income would have declined by $1.6 million and $1.5 million at July 2, 2019 and January 1, 2019, respectively.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 2, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended July 2, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

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

Except as set forth below with respect to the pending Acquisitions, there have been no material changes in our risk factors since the filing of our Annual Report.

Any failure to complete the Acquisitions could have an adverse effect on us.

During fiscal 2016, we entered into certain agreements with FRC with respect to two of its brands, North Italia and Flower Child (the “2016 Agreements”). Pursuant to the agreements, we had the right, and an obligation if certain financial, legal and operational conditions were met, to acquire the remaining interest in North Italia in fiscal 2019 and Flower Child in fiscal 2021. On July 30, 2019, we amended the previous agreements relating to our investment in North Italia and exercised our option to acquire North Italia. In addition, we entered into a separate Membership Interest Purchase Agreement (the “MIPA”) to acquire FRC, including Flower Child and all other FRC brands.

Completion of each proposed Acquisition is not assured and is subject to risks and uncertainties, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act and the satisfaction of the other closing conditions set forth in the agreements. There is no assurance that all the closing conditions to either proposed Acquisition will be satisfied on a timely basis or at all. If either proposed Acquisition is are not completed for any reason, the MIPA and/or all amendments to the 2016 Agreements made in connection with the Acquisitions would be terminated. As a result, we would not proceed with the Acquisitions, but would preserve all rights and obligations under the 2016 Agreements existing prior to July 30, 2019. In such an event, we will have incurred significant costs, including the diversion of management resources, for which we would have received little or no benefit. We may also experience negative publicity and negative reactions in the financial markets and investor community, particularly if the price of our common stock reflects an assumption that the proposed Acquisitions will be completed. Each of these factors could materially and adversely affect our business, financial condition, operating results and the trading price of our common stock.

We have incurred and will further incur substantial costs in connection with the proposed Acquisitions.

We have incurred and expect to continue to incur significant costs in connection with the proposed Acquisitions, including accounting, legal and other fees and expenses. Further, the FRC Acquisition requires us to pay contingent consideration and provide financing to FRC in an amount sufficient to support certain targets during the five years after closing, in each case, subject to the satisfaction of certain conditions. In addition, we will incur substantial costs in connection with integrating FRC’s businesses with ours, and there can be no assurance that we will not incur a material amount of unanticipated costs.

We may not be able to successfully integrate FRC’s businesses with ours.

Combining independent companies with separate businesses, customers, employees, cultures and systems is a complex, costly and time-consuming process. We may experience material unanticipated difficulties or expenses in connection with the integration, and this process may disrupt the business of either or both companies. Some of the difficulties we face include:

●	consolidating and retaining management and other key employees;
●	integrating information, communications and other systems;
●	integrating purchasing, logistics, marketing and administration methods;
●	integrating corporate and administrative infrastructures;
●	minimizing the diversion of management’s attention from ongoing business concerns; and
●	failing to successfully manage and coordinate the growth of the combined company.

Many of these factors are outside of our control and any one of them could result in increased costs, decreased revenues and diversion of management’s time and focus, which could materially and adversely impact our business, financial condition and operating results.

Any failure to realize the anticipated benefits of the proposed Acquisitions could have a material adverse effect on us.

We are acquiring FRC’s businesses with the expectation that the proposed Acquisitions will result in various benefits including, among others, business and growth opportunities and synergies in supply chain, real estate and other areas over time. However, even if we are able to successfully integrate FRC’s businesses with ours, there can be no assurances that we will realize some or all of the anticipated benefits of the proposed Acquisitions, within the anticipated timeframes, if at all. We may experience increased competition that limits our ability to expand our business, we may not be able to capitalize on expected business opportunities, and general industry and business conditions may deteriorate. If any of these or other expected or unexpected factors limit our ability to achieve the anticipated benefits of the proposed Acquisitions, or if such business opportunities, growth prospects and synergies are not realized for any other reason, our business, financial condition and operating results could be materially adversely affected.

We will have substantial additional indebtedness after the proposed Acquisitions, which could adversely affect our business.

We intend to finance the pending Acquisitions with a new revolving credit facility of $400 million and cash on hand. (See Note 12 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of the New Facility.) At close, of the pending we anticipate having an outstanding balance of approximately $300 million. This increased indebtedness and our resulting higher debt-to-equity ratio, as compared to that which has existed on a historical basis, could limit our ability to obtain additional financing in the future and have other material consequences, including:

●	increasing our vulnerability to, and limiting our flexibility in planning for, changing business and market conditions, making us more vulnerable to adverse economic and industry conditions;
●	limiting our ability to use proceeds from any offering or divestiture transaction to purposes other than the repayment of debt; and
●	creating competitive disadvantages compared to other companies with less indebtedness.

Under the New Facility, we are subject to certain financial covenants, limitations on cash distributions and negative covenants that restrict indebtedness, liens, investments, sales of assets, fundamental changes and other matters. If we fail to comply with any of these requirements, the New Facility could be terminated and the related outstanding indebtedness could become due and payable at the administrative agent’s discretion (or upon request of the lenders comprising more than 50% of total commitments). A default may also significantly affect our ability to obtain additional or alternative financing. Our ability to refinance our obligations will depend on our operating and financial performance, which in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our purchases of our common stock during the thirteen weeks ended July 2, 2019 (in thousands, except per share data):

	Total Number		Total Number of Shares	Maximum Number of
	of	Average	Purchased as Part of	Shares that May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs	Plans or Programs
April 3 — May 7, 2019	197	$48.32	197	3,762
May 8 — June 4, 2019	187	46.46	180	3,575
June 5 — July 2, 2019	222	44.60	219	3,353
Total	606		596
(1)	The total number of shares purchased includes 9,502 shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 52.6 million shares at a total cost of $1,681.3 million through July 2, 2019, including 0.6 million shares at a cost of $28.1 million during the second quarter of fiscal 2019. Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. (See Note 8 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.) The timing and number of shares repurchased are also subject to legal constraints and financial covenants under the Facility that limit share repurchases based on a defined ratio. (See Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

Item 5.  Other Information.

Entry into a Material Definitive Agreement. (Item 1.01 of Form 8-K)

FRC Agreements

On July 30, 2019, we amended the previous agreements relating to our investment in North Italia and exercised our option to acquire North Italia. In addition, we entered into a separate Membership Interest Purchase Agreement to acquire FRC, including Flower Child and all other FRC brands.

The Acquisitions will be completed for $308 million in cash at closing. An additional $45 million will be due ratably over the next four years. Including $88 million previously invested in North Italia and Flower Child, total consideration is approximately $440 million. The cash due at closing will be funded by drawing on our New Facility, as described below, and cash on hand. Additionally, the FRC Acquisition includes a provision for contingent consideration based on achievement of revenue and profitability targets for the FRC brands other than North Italia and Flower Child with considerations made in the event we undergo a change in control or divest any FRC brand (other than North Italia and Flower Child). We will also be required to provide financing to FRC in an amount sufficient to support achievement of these targets during the five years after closing.

Our Board has unanimously approved the Acquisitions, which are expected to close around the end of the third quarter of fiscal 2019, subject to the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act and the satisfaction of the other closing conditions set forth in the applicable purchase agreement. The Acquisitions do not require approval by the Company’s shareholders. The agreements contain customary representations and warranties, as well as customary covenants and agreements of the parties, including customary indemnification provisions. The consummation of the Acquisitions is not subject to any financing condition, and each agreement provides the parties with certain termination rights in specified circumstances.

New Facility

On July 30, 2019, we entered into a Third Amended and Restated Loan Agreement (the “New Credit Agreement”), which amends and restates in its entirety our prior Second Amended and Restated Loan Agreement dated as of December 22, 2015, which had established the Facility. Among other things, the New Credit Agreement provides us with revolving loan commitments that total $400 million (of which $40 million may be used for the issuances of letters of credit) and which terminate on July 30, 2024 (the “New Facility”). The New Facility contains a commitment increase feature that could provide for an additional $200 million in available credit upon our request and the satisfaction of certain conditions.

The New Credit Agreement includes customary representations, warranties, negative and affirmative covenants (including two financial covenants: relating to maintenance of a maximum ratio of net adjusted debt to EBITDAR of 4.75 to 1.00 and a minimum ratio of EBITDAR to interest and rent expense of 1.90 to 1.00), as well as customary events of default that, if triggered, could result in acceleration of the maturity of the New Facility. Borrowings under the New Facility bear interest, at our option, at a rate equal to either: (i) the adjusted LIBO Rate (as customarily defined) (the “Adjusted LIBO Rate”) plus a margin that is based on our net adjusted leverage ratio, or (ii) the sum of (a) the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in effect in the United States, (2) the greater of the rate calculated by the Federal Reserve Bank of New York as the effective federal funds rate or the rate that is published by the Federal Reserve Bank of New York as an overnight bank funding rate, in either case plus 0.5%, and (3) the one-month Adjusted LIBO Rate plus 1.0%, plus (b) a margin that is based on the Company’s net adjusted leverage ratio. Letters of credit issued under the New Facility bear fees that are equivalent to the interest rate margin that is applicable to revolving loans that bear interest at the adjusted LIBO Rate plus other customary fees charged by the issuing bank. Under the New Facility, the Company paid certain customary loan origination fees and will pay an unused fee on the unused portion of the New Facility that is also based on the Company’s net adjusted leverage ratio.

Our obligations under the New Facility continue to be unsecured. Certain of our material subsidiaries have guaranteed our obligations under the New Facility. The New Facility will be used for general corporate purposes, including for the issuance of standby letters of credit to support our self-insurance programs, and to fund stock dividends and repurchases and the purchase price of permitted acquisitions.

The foregoing summaries of the FRC Agreements, the New Facility and the Acquisitions do not purport to be complete and are subject to, and qualified in its entirety by, the full text of the FRC Agreements and the New Facility, which will be filed as exhibits to our Form 10-Q for the quarterly period ending October 1, 2019. Other than their terms, the FRC Agreements are not intended to provide any factual information about the Company, FRC, North Italia and their respective businesses, or the actual conduct of FRC’s or North Italia’s business during the period prior to the consummation of the Acquisitions. The representations, warranties and covenants contained in the FRC Agreements were made only as of specified dates for the purposes of the FRC Agreements, were made solely for the benefit of the parties to the FRC Agreements, and are subject to qualifications and limitations agreed upon by the parties. In particular, the representations, warranties and covenants contained in the FRC Agreements and described above were negotiated with the principal purpose of allocating risk between the parties, rather than establishing matters as facts, and may have been qualified by confidential disclosures. Such representations, warranties and covenants may also be subject to a contractual standard of materiality different from those generally applicable to the Company’s stockholders and to reports and documents filed with the Securities and Exchange Commission (“SEC”). Accordingly, none of the Company’s stockholders or any other third parties should rely on such representations, warranties and covenants as characterizations of the actual state of facts or circumstances described therein. Neither the FRC Agreements nor the foregoing summaries thereof are intended to modify or supplement any factual disclosures about the Company, FRC or North Italia, and should not be relied upon as disclosure about the Company, FRC or North Italia without consideration of the periodic and current reports and statements that the Company files with the SEC. Factual disclosures about the Company, FRC or North Italia contained in public reports filed with the SEC may supplement, update or modify the factual disclosures contained in the FRC Agreements.

Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant. (Item 2.03 of Form 8-K)

On July 30, 2019, we became obligated under the five-year, $400 million, unsecured revolving credit facility described above under “Entry into a Material Definitive Agreement. (Item 1.01 of Form 8-K)—New Facility,” which description is incorporated by reference herein.

Item 6.  Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

3.1	Restated Certificate of Incorporation of The Cheesecake Factory Incorporated	10-Q	000-20574	3.2	8/6/18

3.2	Bylaws of The Cheesecake Factory Incorporated (Amended and Restated on May 20, 2009)	8-K	000-20574	3.8	5/27/09

10.1	The Cheesecake Factory Incorporated Stock Incentive Plan*	8-K	000-20574	10.1	June 5, 2019

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer	—	—	—	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer	—	—	—	Filed herewith

101.1	XBRL (Inline eXtensible Business Reporting Language) The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2019, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statement of stockholders’ equity, (v) condensed consolidated statements of cash flows, and (vi) the notes to the condensed consolidated financial statements.	—	—	—	Filed herewith

104.1	The Cover page of The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2019, formatted in iXBRL (included with Exhibit 101.1)	—	—	—	Filed herewith

*Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2019	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MATTHEW E. CLARK
Matthew E. Clark
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)