Form 10-Q
period 2019-10-01
CHEESECAKE FACTORY INC
filed 2019-11-08
CIK 887596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2019

or

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

As of November 1, 2019, 44,633,789 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 1,	January 1,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$306,252	$26,578
Accounts receivable	16,356	20,928
Income taxes receivable	8,415	—
Other receivables	31,445	68,193
Inventories	47,778	38,886
Prepaid expenses	38,895	40,645
Total current assets	449,141	195,230
Property and equipment, net	759,243	913,275
Other assets:
Intangible assets, net	20,271	26,209
Prepaid rent	—	34,961
Operating lease assets	984,838	—
Investments in unconsolidated affiliates	69,328	79,767
Other	98,949	64,691
Total other assets	1,173,386	205,628
Total assets	$2,381,770	$1,314,133
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,095	$49,071
Income taxes payable	—	712
Gift card liabilities	135,566	172,336
Operating lease liabilities	90,027	—
Other accrued expenses	172,098	194,381
Total current liabilities	433,786	416,500

Deferred income taxes	38,449	52,123
Deferred rent liabilities	—	79,697
Deemed landlord financing liabilities	—	113,095
Long-term debt	335,000	10,000
Operating lease liabilities	959,632	—
Other noncurrent liabilities	81,087	71,659
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 97,548,633 and 96,621,990 issued at October 1, 2019 and January 1, 2019, respectively	975	967
Additional paid-in capital	850,485	828,676
Retained earnings	1,375,690	1,384,494
Treasury stock, 52,906,744 and 51,791,941 shares at cost at October 1, 2019 and January 1, 2019, respectively	(1,692,701)	(1,642,140)
Accumulated other comprehensive loss	(633)	(938)
Total stockholders’ equity	533,816	571,059
Total liabilities and stockholders’ equity	$2,381,770	$1,314,133

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 1, 2019	October 2, 2018	October 1, 2019	October 2, 2018

Revenues	$586,536	$575,160	$1,788,662	$1,747,176

Costs and expenses:
Cost of sales	132,941	132,168	403,566	398,059
Labor expenses	213,600	203,449	648,831	624,432
Other operating costs and expenses	149,397	140,975	451,724	426,466
General and administrative expenses	39,746	37,469	116,116	118,166
Depreciation and amortization expenses	21,342	24,090	64,363	71,819
Impairment of assets and lease terminations	—	263	—	2,846
Preopening costs	2,546	3,251	6,851	5,799
Total costs and expenses	559,572	541,665	1,691,451	1,647,587
Income from operations	26,964	33,495	97,211	99,589
Loss on investment in unconsolidated affiliates	(10,345)	(1,558)	(13,439)	(2,686)
Interest and other income/(expense), net	6	(1,732)	(17)	(5,018)
Income before income taxes	16,625	30,205	83,755	91,885
Income tax provision	535	1,730	5,171	9,028
Net income	$16,090	$28,475	$78,584	$82,857

Net income per share:
Basic	$0.37	$0.63	$1.78	$1.82
Diluted	$0.36	$0.61	$1.76	$1.79

Weighted average shares outstanding:
Basic	43,682	45,321	44,034	45,418
Diluted	44,186	46,368	44,643	46,400

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 1, 2019	October 2, 2018	October 1, 2019	October 2, 2018

Net income	$16,090	$28,475	$78,584	$82,857
Other comprehensive gain/(loss):
Foreign currency translation adjustment	(109)	272	305	(223)
Other comprehensive gain/(loss)	(109)	272	305	(223)
Total comprehensive income	$15,981	$28,747	$78,889	$82,634

See the accompanying notes to the condensed consolidated financial statements

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

For the thirty-nine weeks ended October 1, 2019:

						Accumulated
	Shares of		Additional			Other
	Common	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Loss	Total
Balance, January 1, 2019	96,622	$967	$828,676	$1,384,494	$(1,642,140)	$(938)	$571,059
Cumulative effect of adopting the pronouncement related to lease accounting, net of tax	—	—	—	(41,466)	—	—	(41,466)
Balance, January 1, 2019, as adjusted	96,622	967	828,676	1,343,028	(1,642,140)	(938)	529,593
Net income	—	—	—	26,984	—	—	26,984
Foreign currency translation adjustment	—	—	—	—	—	239	239
Cash dividends declared Common stock, $0.33 per share	—	—	—	(14,952)	—	—	(14,952)
Stock-based compensation	350	3	5,907	—	—	—	5,910
Common stock issued under stock-based compensation plans	412	4	5,537	—	—	—	5,541
Treasury stock purchases	—	—	—	—	(11,071)	—	(11,071)
Balance, April 2, 2019	97,384	$974	$840,120	$1,355,060	$(1,653,211)	$(699)	$542,244
Net income	—	—	—	35,510	—	—	35,510
Foreign currency translation adjustment	—	—	—	—	—	175	175
Cash dividends declared Common stock, $0.33 per share	—	—	—	(14,899)	—	—	(14,899)
Stock-based compensation	47	1	4,691	—	—	—	4,692
Common stock issued under stock-based compensation plans	49	—	650	—	—	—	650
Treasury stock purchases	—	—	—	—	(28,093)	—	(28,093)
Balance, July 2, 2019	97,480	$975	$845,461	$1,375,671	$(1,681,304)	$(524)	$540,279
Net income	—	—	—	16,090	—	—	16,090
Foreign currency translation adjustment	—	—	—	—	—	(109)	(109)
Cash dividends declared Common stock, $0.36 per share	—	—	—	(16,071)	—	—	(16,071)
Stock-based compensation	13	—	4,699	—	—	—	4,699
Common stock issued under stock-based compensation plans	56	0	325	—	—	—	325
Treasury stock purchases	—	—	—	—	(11,397)	—	(11,397)
Balance, October 1, 2019	97,549	$975	$850,485	$1,375,690	$(1,692,701)	$(633)	$533,816

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

For the thirty-nine weeks ended October 2, 2018:

						Accumulated
	Shares of		Additional			Other
	Common	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Loss	Total
Balance, January 2, 2018	95,412	$954	$799,862	$1,345,666	$(1,532,864)	$(88)	$613,530
Cumulative effect of adopting the pronouncement related to revenue recognition, net of tax	—	—	—	(3,560)	—	—	(3,560)
Balance, January 2, 2018, as adjusted	95,412	954	799,862	1,342,106	(1,532,864)	(88)	609,970
Net income	—	—	—	26,029	—	—	26,029
Foreign currency translation adjustment	—	—	—	—	—	(246)	(246)
Cash dividends declared Common stock, $0.29 per share	—	—	—	(13,280)	—	—	(13,280)
Stock-based compensation	334	4	6,079	—	—	—	6,083
Common stock issued under stock-based compensation plans	211	2	538	—	—	—	540
Treasury stock purchases	—	—	—	—	(34,903)	—	(34,903)
Balance, April 3, 2018	95,957	$960	$806,479	$1,354,855	$(1,567,767)	$(334)	$594,193
Net income	—	—	—	28,353	—	—	28,353
Foreign currency translation adjustment	—	—	—	—	—	(249)	(249)
Cash dividends declared Common stock, $0.29 per share	—	—	—	(13,296)	—	—	(13,296)
Stock-based compensation	45	—	5,130	—	—	—	5,130
Common stock issued under stock-based compensation plans	227	2	5,775	—	—	—	5,777
Treasury stock purchases	—	—	—	—	(7,126)	—	(7,126)
Balance, July 3, 2018	96,229	$962	$817,384	$1,369,912	$(1,574,893)	$(583)	$612,782
Net income	—	—	—	28,475	—	—	28,475
Foreign currency translation adjustment	—	—	—	—	—	272	272
Cash dividends declared Common stock, $0.33 per share	—	—	—	(15,082)	—	—	(15,082)
Stock-based compensation	51	—	4,803	—	—	—	4,803
Common stock issued under stock-based compensation plans	108	1	1,019	—	—	—	1,020
Treasury stock purchases	—	—	—	—	(18,864)	—	(18,864)
Balance, October 2, 2018	96,388	$963	$823,206	$1,383,305	$(1,593,757)	$(311)	$613,406

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	October 1, 2019	October 2, 2018

Cash flows from operating activities:
Net income	$78,584	$82,857
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	64,363	71,819
Deferred income taxes	(2,640)	916
Impairment of assets and lease terminations	—	2,532
Stock-based compensation	15,135	15,807
Loss from investments in unconsolidated affiliates	13,439	2,686
Changes in assets and liabilities:
Accounts and other receivable	40,634	35,747
Income taxes receivable/payable	(9,127)	11,832
Inventories	(8,890)	2,789
Prepaid expenses	(2,746)	10,163
Operating lease assets/liabilities	(5,234)	—
Other assets	(8,985)	279
Accounts payable	(15,654)	(8,392)
Gift card liabilities	(36,774)	(38,606)
Other accrued expenses	(5,898)	(8,323)
Cash provided by operating activities	116,207	182,106
Cash flows from investing activities:
Additions to property and equipment	(46,702)	(78,716)
Additions to intangible assets	(353)	(2,677)
Investments in unconsolidated affiliates	(3,000)	(25,000)
Loans made to unconsolidated affiliates	(22,500)	—
Proceeds from variable life insurance contract	—	540
Cash used in investing activities	(72,555)	(105,853)
Cash flows from financing activities:
Deemed landlord financing proceeds	—	19,156
Deemed landlord financing payments	—	(3,799)
Borrowings on credit facility	335,000	45,000
Repayments on credit facility	(10,000)	(35,000)
Proceeds from exercise of stock options	6,516	7,337
Cash dividends paid	(44,990)	(41,449)
Treasury stock purchases	(50,561)	(60,893)
Cash provided/(used) in financing activities	235,965	(69,648)
Foreign currency translation adjustment	57	26
Net change in cash and cash equivalents	279,674	6,631
Cash and cash equivalents at beginning of period	26,578	6,008
Cash and cash equivalents at end of period	$306,252	$12,639

Supplemental disclosures:
Interest paid	$854	$6,156
Income taxes paid	$16,966	$8,144
Construction payable	$6,400	$8,609
Non-cash operating:
Settlement of sale-leaseback accounting	$—	$286
Non-cash investing:
Settlement of landlord sale-leaseback accounting	$—	$(1,174)
Non-cash financing:
Settlement of landlord financing obligation for sale-leaseback leases	$—	$888
Deemed landlord financing proceeds	$—	$7,278

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

Beginning with our fiscal 2018 10-K, we separately disclosed our investments in unconsolidated affiliates on the consolidated balance sheet and our related share of losses on the consolidated statement of income and statement of cash flow. Corresponding balances for the thirteen and thirty-nine weeks ended October 1, 2018 were reclassified to conform to the current presentation.

Beginning with our fiscal 2018 10-K, we corrected an error in our consolidated statements of income by reclassifying complimentary meals out of revenue and other operating expenses. We also reclassified the associated cost of complimentary meals from other operating expenses to cost of sales and labor. The reclassifications had no impact on previously reported income from operations or net income. Corresponding balances for the first three fiscal quarters of 2018 were reclassified to conform to the current presentation.

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

2.  Inventories

Inventories consisted of (in thousands):

	October 1, 2019	January 1, 2019
Restaurant food and supplies	$20,102	$18,362
Bakery finished goods and work in progress	21,679	13,845
Bakery raw materials and supplies	5,997	6,679
Total	$47,778	$38,886

3.  Gift Cards

The following tables present information related to gift cards (in thousands):

Gift card liabilities:

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 1, 2019	October 2, 2018	October 1, 2019	October 2, 2018

Beginning balance	$142,361	$133,617	$172,336	$163,951
Activations	21,577	20,559	70,949	70,754
Redemptions and breakage	(28,372)	(28,834)	(107,719)	(109,363)
Ending balance	$135,566	$125,342	$135,566	$125,342

Gift card contract assets: (1)

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 1, 2019	October 2, 2018	October 1, 2019	October 2, 2018

Beginning balance	$20,092	$20,619	$23,388	$23,814
Deferrals	2,929	2,500	8,993	8,902
Amortization	(4,689)	(4,756)	(14,049)	(14,353)
Ending balance	$18,332	$18,363	$18,332	$18,363
(1)	Included in prepaid expenses on the condensed consolidated balance sheets.

4. Other Assets

Other assets consisted of (in thousands):

	October 1,2019	January 1,2019
Executive Savings Plan trust assets	$66,869	$57,605
Loans receivable from unconsolidated affiliates	22,500	—
Deposits	5,485	5,489
Deferred income taxes	4,095	1,597
Total	$98,949	$64,691

5. Leases

Components of lease expense were as follows (in thousands):

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	October 1, 2019	October 1, 2019
Operating	$26,270	$77,875
Variable	15,768	48,529
Short-term	81	234
Total	$42,119	$126,638

Rent expense on all operating leases (under ASC 840) was as follows (in thousands):

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	October 2, 2018	October 2, 2018
Straight-lined minimum base rent	$21,078	$62,051
Contingent rent	4,980	15,187
Common area maintenance and taxes	10,110	29,948
Total	$36,168	$107,186

Supplemental cash flow information related to leases (in thousands, except percentages):

Thirty-Nine Weeks Ended
October 1, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$73,163
Right-of-use assets obtained in exchange for new operating lease liabilities	35,271
Weighted-average remaining lease term — operating leases (in years)	17.1
Weighted-average discount rate — operating leases	5.3%

As of October 1, 2019, the maturities of our operating lease liabilities are as follows (in thousands):

2019	$18,474
2020	100,442
2021	98,794
2022	97,528
2023	96,003
Thereafter	1,230,956
Total future lease payments	$1,642,197
Less: Interest	592,538
Present value of lease liabilities	$1,049,659

As of January 1, 2019, the aggregate minimum annual lease payments under operating leases (under ASC 840), including amounts characterized as deemed landlord financing payments, were as follows (in thousands):

2019	$93,792
2020	91,808
2021	88,829
2022	86,925
2023	81,929
Thereafter	495,091
Total	$938,374

During the first three quarters of fiscal 2019, five leases were executed; three have initial terms of 20 years plus two five-year renewal options, one has an initial term of 10 years and four five-year renewal options and one has a term of 20 years. All but one include allowances for tenant improvements. Four of these leases commenced in the third quarter of fiscal 2019, two with reasonably certain lease terms of 20 years and two with reasonably certain lease terms of 30 years. The remaining lease is expected to commence in the fourth quarter of fiscal 2019 with undiscounted fixed payments over the initial term of $14.1 million. We will assess the reasonably certain lease term at lease commencement.

6.  Long-Term Debt

On July 30, 2019, we entered into a Third Amended and Restated Loan Agreement (the “New Facility”), which amends and restates in its entirety our prior Second Amended and Restated Loan Agreement dated as of December 22, 2015. The New Facility, which terminates on July 30, 2024, provides us with revolving loan commitments that total $400 million (of which $40 million may be used for issuances of letters of credit). The New Facility contains a commitment increase feature that could provide for an additional $200 million in available credit upon our request and subject to the participating lenders electing to increase their commitments or new lenders being added to the New Facility. During the third quarter of fiscal 2019, we utilized the New Facility to support the North Italia and Fox Restaurant Concepts LLC ("FRC") acquisitions (see Note 12 for further discussion of the acquisitions). At October 1, 2019, we had net availability for borrowings of $45.6 million, based on a $335.0 million outstanding debt balance and $19.4 million in standby letters of credit.

We are subject to certain financial covenants under the New Facility requiring us to maintain (i) a maximum "Net Adjusted Leverage Ratio" of 4.75 and (ii) a minimum ratio of EBITDAR to interest and rent expense of 1.9 ("EBITDAR Ratio"), as well as customary events of default that, if triggered, could result in acceleration of the maturity of the New Facility. The New Facility also limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio, and also sets forth negative covenants that restrict indebtedness, liens, investments, sales of assets, fundamental changes and other matters.

Borrowings under the New Facility bear interest, at our option, at a rate equal to either: (i) the adjusted LIBO Rate (as customarily defined) (the “Adjusted LIBO Rate”) plus a margin that is based on our net adjusted leverage ratio, or (ii) the sum of (a) the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in effect in the United States, (2) the greater of the rate calculated by the Federal Reserve Bank of New York as the effective federal funds rate or the rate that is published by the Federal Reserve Bank of New York as an overnight bank funding rate, in either case plus 0.5%, and (3) the one-month Adjusted LIBO Rate plus 1.0%, plus (b) a margin that is based on our net adjusted leverage ratio. Letters of credit issued under the New Facility bear fees that are equivalent to the interest rate margin that is applicable to revolving loans that bear interest at the adjusted LIBO Rate plus other customary fees charged by the issuing bank. Under the New Facility, we paid certain customary loan origination fees and will pay an unused fee on the unused portion of the New Facility that is also based on our Net Adjusted Leverage Ratio. Our Net Adjusted Leverage and EBITDAR Ratios were 3.3 and 2.5, respectively, at October 1, 2019, and we were in compliance with all covenants in effect at that date.

Our obligations under the New Facility are unsecured. Certain of our material subsidiaries have guaranteed our obligations under the New Facility. The New Facility will be used for our general corporate purposes, including for the issuance of standby letters of credit to support our self-insurance programs, and to fund dividends, stock repurchases and permitted acquisitions.

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

On June 7, 2018, the California Department of Industrial Relations issued a $4.2 million wage citation jointly against the Company and our vendor that provides janitorial services to eight of our Southern California restaurants, alleging that the janitorial vendor or its subcontractor failed to comply with various provisions of the California Labor Code (Wage Citation Case No. 35-CM-188798-16). The wage citation seeks to recover penalties and other monetary payments on behalf of the employees that worked for this vendor or its subcontractor. On June 28, 2018, we filed an appeal of the wage citation. The initial hearing on our appeal took place on November 5, 2019. We intend to vigorously defend this action. However, it is not possible at this time to reasonably estimate the outcome of or any potential liability from this matter and, accordingly, we have not reserved for any potential future payments.

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

8.  Stockholders’ Equity

On July 25, 2019, our Board of Directors (“Board”) approved a quarterly cash dividend of $0.36 per share that was paid on August 27, 2019 to the stockholders of record at the close of business on August 14, 2019. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the New Facility and applicable law, and such other factors that our Board considers relevant. (See Note 6 for further discussion of the New Facility.)

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 52.9 million shares at a total cost of $1,692.7 million through October 1, 2019, including 0.3 million shares at a cost of $11.4 million repurchased during the third quarter of fiscal 2019. Repurchased common stock is reflected as a reduction of stockholders’ equity in treasury stock.

Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. We make the determination to repurchase shares based on several factors, including current and forecasted operating cash flows, capital needs associated with new restaurant development and maintenance of existing locations, dividend payments, debt levels and cost of borrowing, obligations associated with the Acquisitions, our share price and current market conditions. (See Note 12 for further discussion of the acquisitions.) The timing and number of shares repurchased are also subject to legal constraints and financial covenants under the New Facility that limit share repurchases based on a defined ratio. (See Note 6 for further discussion of our long-term debt.) Our objectives regarding share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.

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

The following table presents information related to stock-based compensation, net of forfeitures (in thousands):

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 1, 2019	October 2, 2018	October 1, 2019	October 2, 2018

Labor expenses	$1,742	$(129)	$5,184	$4,046
Other operating costs and expenses	68	110	204	220
General and administrative expenses	2,837	4,751	9,747	11,541
Total stock-based compensation	4,647	4,732	15,135	15,807
Income tax benefit	1,141	1,180	3,719	3,944
Total stock-based compensation, net of taxes	$3,506	$3,552	$11,416	$11,863

Capitalized stock-based compensation (1)	$52	$71	$166	$209
(1)	It is our policy to capitalize the portion of stock-based compensation costs for our internal development department that relates to capitalizable activities such as the design and construction of new restaurants, remodeling existing locations and equipment installation. Capitalized stock-based compensation is included in property and equipment, net and other assets on the condensed consolidated balance sheets.

Stock Options

We did not issue any stock options during the third quarters of fiscal 2019 or fiscal 2018. Stock option activity during the thirty-nine weeks ended October 1, 2019 was as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value (1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at January 1, 2019	1,799	$45.03	4.1	$5,606
Granted	300	46.03
Exercised	(219)	29.81
Forfeited or cancelled	(17)	48.38
Outstanding at October 1, 2019	1,863	$46.95	4.4	$1,993

Exercisable at October 1, 2019	1,028	$45.37	2.9	$1,993
(1)	Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal period end date.

The total intrinsic value of options exercised during the thirteen and thirty-nine weeks ended October 1, 2019 was $0.1 million and $3.7 million, respectively. The total intrinsic value of options exercised during the thirteen and thirty-nine weeks ended October 2, 2018 was $0.8 million and $5.5 million, respectively. As of October 1, 2019, total unrecognized stock-based compensation expense related to unvested stock options was $7.7 million, which we expect to recognize over a weighted average period of approximately 3.3 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the thirty-nine weeks ended October 1, 2019 was as follows:

		Weighted
		Average
	Shares	Fair Value
	(In thousands)	(Per share)
Outstanding at January 1, 2019	1,702	$48.08
Granted	453	45.80
Vested	(317)	45.16
Forfeited	(82)	48.05
Outstanding at October 1, 2019	1,756	$48.01

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted average fair value for restricted shares and restricted share units issued during the third quarter of fiscal 2019 and fiscal 2018 was $44.24 and $50.15, respectively. The fair value of shares that vested during the thirteen weeks and thirty-nine weeks ended October 1, 2019 was $1.9 million and $14.3 million, respectively. The fair value of shares that vested during the thirteen weeks and thirty-nine weeks ended October 2, 2018 was $3.0 million and $14.8 million, respectively. As of October 1, 2019, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $39.9 million, which we expect to recognize over a weighted average period of approximately 3.6 years.

10.  Net Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, reduced by unvested restricted stock awards. As of October 1, 2019 and October 2, 2018, 1.8 million shares and 1.7 million shares, respectively, of restricted stock issued to staff members were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal periods ended on those dates. Diluted net income per share includes the dilutive effect of outstanding equity awards, calculated using the treasury stock method. Shares of common stock equivalents of 2.1 million and 1.3 million as of October 1, 2019 and October 2, 2018, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 1, 2019	October 2, 2018	October 1, 2019	October 2, 2018
	(In thousands, except per share data)
Net income	$16,090	$28,475	$78,584	$82,857

Basic weighted average shares outstanding	43,682	45,321	44,034	45,418
Dilutive effect of equity awards	504	1,047	609	982

Diluted weighted average shares outstanding	44,186	46,368	44,643	46,400

Basic net income per share	$0.37	$0.63	$1.78	$1.82

Diluted net income per share	$0.36	$0.61	$1.76	$1.79

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

Segment information is presented below (in thousands):

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 1, 2019	October 2, 2018	October 1, 2019	October 2, 2018
Revenues:
The Cheesecake Factory restaurants	$536,101	$524,846	$1,636,253	$1,596,561
Other	50,435	50,314	152,409	150,615
Total	$586,536	$575,160	$1,788,662	$1,747,176

Income/(loss) from operations:
The Cheesecake Factory restaurants (1)	$59,664	$63,013	$189,897	$193,955
Other	4,388	3,495	15,416	14,353
Corporate	(37,088)	(33,013)	(108,102)	(108,719)
Total	$26,964	$33,495	$97,211	$99,589

Depreciation and amortization:
The Cheesecake Factory restaurants	$17,728	$20,116	$53,340	$60,452
Other	2,410	2,798	7,270	7,666
Corporate	1,204	1,176	3,753	3,701
Total	$21,342	$24,090	$64,363	$71,819

Capital expenditures:
The Cheesecake Factory restaurants	$16,149	$20,375	$42,880	$50,537
Other (2)	642	5,718	2,185	25,668
Corporate	540	753	1,637	2,511
Total	$17,331	$26,846	$46,702	$78,716

	October 1, 2019	January 1, 2019
Total assets:
The Cheesecake Factory restaurants	$1,888,948	$928,345
Other	226,098	164,972
Corporate	266,724	220,816
Total	$2,381,770	$1,314,133
(1)	The thirteen and thirty-nine weeks ended October 2, 2018 include $0.3 million and $2.8 million of lease termination costs related to the closure of one The Cheesecake Factory restaurant.
(2)	The thirteen and thirty-nine weeks ended October 2, 2018 include costs related to an infrastructure modernization of our California bakery facility.

12.  Subsequent Events

 Dividend

On October 23, 2019, our Board declared a quarterly cash dividend of $0.36 per share to be paid on November 26, 2019 to the stockholders of record at the close of business on November 12, 2019.

North Italia and Fox Restaurant Concepts LLC (“FRC”) Acquisitions

On October 2, 2019 (the “Closing Date” or “Closing”), we completed the acquisition of North Italia (the “North Italia Acquisition”) and the remaining business of Fox Restaurant Concepts LLC (the “FRC Acquisition”), including Flower Child and all other FRC brands (the “FRC Acquisition” and together with the North Italia Acquisition, the “Acquisitions”). North Italia is a restaurant company that operated 21 locations across ten states and Washington D.C. as of the Closing Date. FRC is a multi-concept restaurant company that operated 10 concepts with 47 locations across eight states and Washington D.C. as of the Closing Date.

We have concluded that the Acquisitions represent a single business combination of related businesses under common control within the scope of ASC Topic 805, “Business Combinations”. The acquisition date was determined to be the Closing Date, which was the date we obtained control by legally transferring the consideration for the remaining ownership interests, acquiring the assets and assuming the liabilities of North Italia and the remaining FRC business.

The Acquisitions, which we expect will accelerate and diversify our revenue growth, were completed for consideration consisting of the following components: $286 million in cash at Closing, which was primarily funded by drawing on the New Facility; assumption of $10 million in debt previously owed by FRC to us; $45 million of deferred consideration due ratably over the next four years (including a $13 million indemnity escrow amount specifically related to the FRC Acquisition); and a $12 million indemnity escrow amount specifically related to the North Italia Acquisition due ratably over the next two years. Additionally, included in consideration are the acquisition-date fair values of contingent consideration and our previously held equity interests in North Italia and Flower Child.

The provision for contingent consideration is payable on the fifth anniversary of the Closing Date and is based on achievement of revenue and profitability targets for the FRC brands other than North Italia and Flower Child with considerations made in the event we undergo a change in control or divest any FRC brand (other than North Italia and Flower Child) during the five years after Closing. We are also required to provide financing to FRC in an amount sufficient to support achievement of these targets during the five years after Closing.

During the third quarter of fiscal 2019, we incurred $3.2 million of costs to effect the Acquisitions, which have been expensed in accordance with ASC 805 and are included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

We have excluded the disclosure of purchase accounting and supplemental pro forma financial information required under ASC 805 for a public business entity. Disclosure of such information has been deemed impracticable by management due primarily to the short timeframe we have had to obtain the necessary information from the acquired company (not a public business entity), apply various valuation methodologies and prepare the information for this filing. The purchase accounting and related disclosures will be included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2019 and finalized within the one-year measurement period permitted under ASC 805.

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

These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (together with the Securities Act, the “Acts”). This includes, without limitation, financial guidance and projections and statements with respect to the acquisitions of North Italia and Fox Restaurant Concepts LLC (“FRC”) and expectations regarding accelerated and diversified revenue growth as a result of the acquisition of North Italia and FRC, as well as expectations of our future financial condition, results of operations, cash flows, plans, targets, goals, objectives, performance, growth potential, competitive position and business; and our ability to: leverage our competitive strengths, including investing in or acquiring new restaurant concepts and expanding The Cheesecake Factory® brand to other retail opportunities; deliver comparable sales growth; provide a differentiated experience to customers; outperform the casual dining industry and increase our market share; leverage sales increases and manage flow through; manage cost pressures, including increasing wage rates, insurance costs and legal expenses, and stabilize margins; grow earnings; remain relevant to consumers; attract and retain qualified management and other staff; manage risks associated with the magnitude and complexity of regulations in the jurisdictions where our restaurants are located; increase shareholder value; find suitable sites and manage increasing construction costs; profitably expand our concepts domestically and in Canada, and work with our licensees to expand our concept internationally; support the growth of North Italia and other FRC restaurants; operate Social Monk Asian Kitchen; and utilize our capital effectively and continue to increase cash dividends and repurchase our shares. These forward-looking statements may be affected by factors outside of our control including: the ability to achieve projected financial results; economic and political conditions that impact consumer confidence and spending; impact of recently enacted tax reform; acceptance and success of The Cheesecake Factory in international markets; acceptance and success of North Italia and the FRC concepts, Social Monk Asian Kitchen and other concepts; the risks of doing business abroad through Company-owned restaurants and/or licensees; foreign exchange rates, tariffs and cross border taxation; changes in unemployment rates; changes in laws impacting our business, including increases in minimum wages and benefit costs; the economic health of our landlords and other tenants in retail centers in which our restaurants are located; the economic health of suppliers, licensees, vendors and other third parties providing goods or services to us; adverse weather conditions in regions in which our restaurants are located; factors that are under the control of government agencies, landlords and other third parties; the risk, costs and uncertainties associated with opening new restaurants; and other risks and uncertainties detailed from time to time in our filings with the SEC. Such forward-looking statements include all other statements that are not historical facts, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions. These statements are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in such statements.

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

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 290 restaurants throughout the United States and Canada under brands including The Cheesecake Factory®, North Italia® and a collection within the FRC subsidiary. Internationally, 23 The Cheesecake Factory® restaurants operate under licensing agreements; one location in the Middle East closed in preparation for a relocation early in fiscal 2020. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

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

Investing in new Company-owned restaurant development is our top capital allocation priority, with a focus on opening our concepts in premier locations within both new and existing markets. For The Cheesecake Factory concept, we target an average cash-on-cash return on investment of approximately 20% to 25% at the unit level. We target an average cash-on-cash return on investment of over 30% for the North Italia concept and 25% to 30% for the FRC concepts. Returns are affected by the cost to build restaurants, the level of revenues that each restaurant can deliver and our ability to maximize the profitability of restaurants. Investing in new restaurant development that meets our return on investment criteria is expected to support achieving mid-teens Company-level return on invested capital.

Our overall revenue growth is primarily driven by revenues from new restaurant openings and increases in comparable restaurant sales. Changes in comparable restaurant sales come from variations in customer traffic, as well as in average check.

For The Cheesecake Factory concept, our strategy is to increase comparable restaurant sales by growing average check and stabilizing customer traffic through (1) continuing to offer innovative, high quality menu items that offer customers a wide range of options in terms of flavor, price and value (2) focusing on service and hospitality with the goal of delivering an exceptional customer experience and (3) continuing to provide our customers with convenient options for off-premise dining. We are continuing our efforts on a number of initiatives, including a greater focus on increasing customer throughput in our restaurants, leveraging the success of our gift card program, working with a third party to provide delivery services for our restaurants, increasing customer awareness of our online ordering capabilities, augmenting our marketing programs, enhancing our training programs and leveraging our customer satisfaction measurement platform.

Average check is driven by menu price increases and/or changes in menu mix. We generally update The Cheesecake Factory restaurant menus twice a year, and our philosophy is to use price increases to help offset key operating cost increases in a manner that balances protecting both our margins and customer traffic levels. We plan to continue targeting menu price increases of approximately 2% to 3% annually, utilizing a market-based strategy to help mitigate cost pressure in higher-wage geographies, and expect near-term increases to be at the higher end of this range.

On October 2, 2019, we completed the acquisitions of North Italia and FRC, including Flower Child, which we expect will accelerate and diversify our revenue growth. (See Note 12 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of the Acquisitions.)

Margins are subject to fluctuations in commodity costs, labor, restaurant-level occupancy expenses, general and administrative (“G&A”) expenses and preopening expenses. Our objective is to stabilize our margins, and longer-term to drive margin expansion, by maintaining flat restaurant-level margins at The Cheesecake Factory concept, leveraging our bakery operations, international and consumer packaged goods royalty revenue streams and G&A expense over time, and optimizing our restaurant portfolio.

We plan to maintain a balanced capital allocation strategy, comprised of: investing in new restaurants that are expected to meet our targeted returns, repaying borrowings under our credit facility and continuing our dividend and share repurchase program, the latter of which offsets dilution from our equity compensation program and supports our earnings per share growth. Our ability to declare dividends and repurchase shares is subject to financial covenants under the New Facility.

Our domestic revenue growth (comprised of our annual unit growth and comparable sales growth), combined with international expansion, planned debt repayment, our share repurchase program and our dividend supports our long-term financial objective of 13% to 14% total return to shareholders, on average. We define our total return as earnings per share growth plus our dividend yield.

Results of Operations

The following table presents, for the periods indicated, information from our condensed consolidated statements of income expressed as percentages of revenues. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 1, 2019	October 2, 2018	October 1, 2019	October 2, 2018

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	22.7	23.0	22.6	22.8
Labor expenses	36.4	35.4	36.3	35.7
Other operating costs and expenses	25.5	24.5	25.2	24.4
General and administrative expenses	6.8	6.5	6.5	6.8
Depreciation and amortization expenses	3.6	4.2	3.6	4.1
Impairment of assets and lease expiration	—	0.0	—	0.2
Preopening costs	0.4	0.6	0.4	0.3
Total costs and expenses	95.4	94.2	94.6	94.3
Income from operations	4.6	5.8	5.4	5.7
Loss on investments in unconsolidated affiliates	(1.8)	(0.2)	(0.7)	(0.1)
Interest and other expense, net	(0.0)	(0.3)	(0.0)	(0.3)
Income before income taxes	2.8	5.3	4.7	5.3
Income tax provision	0.1	0.3	0.3	0.6
Net income	2.7%	5.0%	4.4%	4.7%

Thirteen Weeks Ended October 1, 2019 Compared to Thirteen Weeks Ended October 2, 2018

Revenues

Revenues increased 2.0% to $586.5 million for the thirteen weeks ended October 1, 2019 compared to $575.2 million for the thirteen weeks ended October 2, 2018, primarily due to new restaurant openings and positive comparable restaurant sales.

Comparable sales at The Cheesecake Factory restaurants increased by 0.4%, or $1.9 million, from the third quarter of fiscal 2018. This compares to the casual dining industry which experienced a comparable sales decline of 0.8%, as measured by Knapp Track. Our comparable sales growth was driven by average check growth of 4.1% (based on increases of 3.2% in menu pricing and 0.9% in mix), partially offset by a decline in customer traffic of 3.7%. We implemented effective menu price increases of approximately 1.6% and 1.6% in the first and third quarter of fiscal 2019, respectively. The Cheesecake Factory average sales per restaurant operating week increased 0.3% to $203,996 in the third quarter of fiscal 2019 from $203,429 in the third quarter of fiscal 2018. Total operating weeks at The Cheesecake Factory restaurants increased 1.9% to 2,628 for the thirteen weeks ended October 1, 2019 compared to 2,580 for the comparable prior year period.

The Cheesecake Factory restaurants become eligible to enter our comparable sales base in their 19th month of operation. At October 1, 2019, there were six The Cheesecake Factory restaurants not yet in our comparable sales base. International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from our comparable sales calculations.

External bakery sales were $13.8 million for the third quarter of fiscal 2019 compared to $13.6 million in the comparable prior year period.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses. As a percentage of revenues, cost of sales was 22.7% for the third quarter of fiscal 2019 compared to 23.0% for the comparable period of fiscal 2018. Higher produce costs were more than offset by favorability across several commodity categories.

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

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 36.4% and 35.4% in the third quarters of fiscal 2019 and 2018, respectively. This variance was primarily due to higher hourly wage rates, stock-based compensation expense and payroll taxes.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead and distribution expenses. As a percentage of revenues, other operating costs and expenses were 25.5% and 24.5% for the thirteen weeks ended October 1, 2019 and October 2, 2018, respectively. This variance was primarily driven by increased rent expense related to our adoption of the new lease accounting standard, as well as higher marketing expense. These increases were partially offset by lower workers’ compensation and general liability insurance costs.

G&A Expenses

G&A expenses consist of the restaurant management recruiting and training program, restaurant field supervision, corporate support and bakery administrative organizations, as well as gift card commissions to third-party distributors. As a percentage of revenues, G&A expenses were 6.8% and 6.5% for the third quarters of fiscal 2019 and 2018, respectively. This variance was primarily due to $3.2 million of acquisition-related costs incurred in the third quarter of fiscal 2019, partially offset by lower stock-based compensation.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 3.6% and 4.2% for the thirteen weeks ended October 1, 2019 and the comparable period of last year, respectively. This decrease was primarily due to our adoption of the new lease accounting standard.

Impairment of Assets and Lease Terminations

There was no impairment of assets in the third quarter of fiscal 2019. In the third quarter of fiscal 2018, we recorded $0.3 million of lease termination costs related to the closure of one The Cheesecake Factory restaurant.

Preopening Costs

Preopening costs were $2.5 million for the thirteen weeks ended October 1, 2019 compared to $3.3 million in the comparable period of fiscal 2018. We opened one restaurant in the third quarter of fiscal 2019 compared to two restaurants in the comparable prior year period. Preopening costs include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities. Preopening costs can fluctuate significantly from period to period based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Loss on Investment in Unconsolidated Affiliates

Loss on investment in unconsolidated affiliates, which represents our share of losses incurred by North Italia and Flower Child, was $10.3 million and $1.6 million in the thirteen weeks ended October 1, 2019 and October 2, 2018, respectively. This increase was primarily driven by impairment of assets, acquisition-related expenses, and preopening costs associated with new unit development.

Interest and Other Income/(Expense), Net

Interest and other income/(expense), net was $6,051 of income for the third quarter of fiscal 2019 compared to $1.7 million of expense for the comparable prior year period. This variance was primarily due to our adoption of the new lease accounting standard under which we no longer have deemed landlord financing liabilities and associated interest expense.

Income Tax Provision

Our effective income tax rate was 3.2% for the third quarter of fiscal 2019 compared to 5.7% for the comparable prior year period. This decrease was primarily due to a higher proportion of FICA tip credit in relation to pre-tax income, higher non-taxable gains on our investments in variable life insurance contracts used to support our non-qualified executive deferred compensation plan and the impact of technical guidance published in the fourth quarter of fiscal 2018 regarding the deductibility of employee meals.

Thirty-Nine Weeks Ended October 1, 2019 Compared to Thirty-Nine Weeks Ended October 2, 2018

Revenues

Revenues increased 2.4% to $1,788.7 million for the thirty-nine weeks ended October 1, 2019 compared to $1,747.2 million for the thirty-nine weeks ended October 2, 2018, primarily due to new restaurant openings and positive comparable restaurant sales.

Comparable sales at The Cheesecake Factory restaurants increased by 0.9%, or $14.2 million, from the first three quarters of fiscal 2018, outperforming the casual dining industry which experienced a comparable sales increase of 0.1%, as measured by Knapp Track. Our comparable sales growth was driven by average check growth of 3.9% (based on an increase of 3.1% in menu pricing and 0.8% in mix), partially offset by a decline in customer traffic of 3.0%. The Cheesecake Factory average sales per restaurant operating week increased 1.0% to $208,042 in the first three quarters of fiscal 2019 versus $206,034 in the first three quarters of fiscal 2018. Total operating weeks at The Cheesecake Factory restaurants increased 1.5% to 7,865 for the thirty-nine weeks ended October 1, 2019 compared to 7,749 for the comparable prior year period.

External bakery sales were $39.1 million for the first three quarters of fiscal year 2019 compared to $38.7 million in the comparable prior year period.

Cost of Sales

As a percentage of revenues, cost of sales was 22.6% for the first three quarters of fiscal 2019 compared to 22.8% for the comparable period of fiscal 2018. Higher produce costs were more than offset by favorability across several commodity categories.

Labor Expenses

As a percentage of revenues, labor expenses were 36.3% and 35.7% in the first three quarters of fiscal 2019 and 2018, respectively. This variance was primarily due to higher hourly wage rates.

Other Operating Costs and Expenses

As a percentage of revenues, other operating costs and expenses were 25.2% and 24.4% for the thirty-nine weeks ended October 1, 2019 and October 2, 2018, respectively. This variance was primarily driven by increased rent expense related to our adoption of the new lease accounting standard and higher marketing costs. These increases were partially offset by lower general liability and workers compensation.

General and Administrative Expenses

As a percentage of revenues, G&A expenses were 6.5% and 6.8% for the first three quarters of fiscal 2019 and 2018, respectively. This variance was primarily due to lower legal costs and several other categories, partially offset by $3.2 million of acquisition-related costs incurred in the third quarter of fiscal 2019.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 3.6% and 4.1% for the thirty-nine weeks ended October 1, 2019 and the comparable period of last year, respectively. This decrease was primarily due to our adoption of the new lease accounting standard.

Impairment of Assets and Lease Terminations

There was no impairment of assets in the first three quarters of fiscal 2019. In the first three quarters of fiscal 2018, we recorded $2.8 million of lease termination costs related to the closure of one The Cheesecake Factory restaurant.

Preopening Costs

Preopening costs were $6.9 million for the thirty-nine weeks ended October 1, 2019 compared to $5.8 million in the comparable period of fiscal 2018. We opened three restaurants in the first three quarters of fiscal 2019 compared to two restaurants in the comparable prior year period.

Loss on Investment in Unconsolidated Affiliates

Loss on investment in unconsolidated affiliates, which represents our share of losses incurred by North Italia and Flower Child, was $13.4 million and $2.7 million in the thirty-nine weeks ended October 1, 2019 and October 2, 2018, respectively. This increase was primarily driven by impairment of assets, acquisition-related expenses, and preopening costs associated with new unit development.

Interest and Other Income/(Expense), Net

Interest and other income/(expense), net was $16,986 of expense for the first three quarters of fiscal 2019 compared to $5.0 million of expense for the comparable period last year. This variance was primarily due to our adoption of the new lease accounting standard under which we no longer have deemed landlord financing liabilities and associated interest expense.

Income Tax Provision

Our effective income tax rate was 6.2% for the first three quarters of fiscal 2019 compared to 9.8% for the comparable prior year period. This decrease was primarily due to a higher proportion of FICA tip credit in relation to pre-tax income, higher non-taxable gains on our investments in variable life insurance contracts used to support our non-qualified executive deferred compensation plan and the impact of technical guidance published in the fourth quarter of fiscal 2018 regarding the deductibility of employee meals.

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 1, 2019	October 2, 2018	October 1, 2019	October 2, 2018

Net income	$16,090	$28,475	$78,584	$82,857
After-tax impact from:
Impairment of assets and lease terminations (1)	—	195	—	2,106
Loss on investments in unconsolidated affiliates (2)	7,655	1,153	9,945	1,988
Acquisition costs (3)	2,361	—	2,361	—
Adjusted net income	$26,106	$29,823	$90,890	$86,951

Diluted net income per share	$0.36	$0.61	$1.76	$1.79
After-tax impact from:
Impairment of assets and lease terminations (1)	—	0.00	—	0.04
Loss on investments in unconsolidated affiliates (2)	0.18	0.03	0.23	0.04
Acquisition costs (3)	0.05	—	0.05	—
Adjusted diluted net income per share (4)	$0.59	$0.64	$2.04	$1.87
(1)	Represents lease termination costs related to the closure of one The Cheesecake Factory restaurant. The associated pre-tax amounts were $0.3 million and $2.8 million in the thirteen and thirty-nine weeks ended October 2, 2018, respectively. This amount is recorded in impairment of assets and lease terminations on the condensed consolidated statements of income. The tax effect assumes a 26% tax rate based on the federal statutory rate and an estimated blended state tax rate.

(2)	Represents our share of losses incurred by North Italia and Flower Child. The pre-tax amounts associated with these items were $10.3 million and $13.4 million in the thirteen and thirty-nine weeks ended October 1, 2019, respectively, and $1.6 million and $2.7 million in the thirteen and thirty-nine weeks ended October 2, 2018, respectively. These amounts are recorded in loss on investment in unconsolidated affiliates on the condensed consolidated statements of income. The tax effect assumes a 26% tax rate based on the federal statutory rate and an estimated blended state tax rate.

(3)	Represents our costs incurred to effect the Acquisitions. The pre-tax amount associated with this item was $3.2 million in both the thirteen and thirty-nine weeks ended October 1, 2019. These costs are recorded in general and administrative expenses on the condensed consolidated statements of income. The tax effect assumes a 26% tax rate based on the federal statutory rate and an estimated blended state tax rate.

(4)	Adjusted diluted net income per share may not add due to rounding.

Fiscal 2019 Outlook

The following fiscal 2019 outlook excludes any gain or loss on investment in unconsolidated affiliates and any impact from the Acquisitions, including integration costs. (See Note 12 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of the Acquisitions.)

For the fourth quarter of fiscal 2019, we estimate adjusted diluted net income per share will be between $0.61 and $0.66 based on an assumed comparable sales range of 0.5% to 1.5% at The Cheesecake Factory restaurants. We estimate adjusted diluted net income per share for fiscal 2019 will be between $2.65 and $2.70 based on an assumed comparable sales range of approximately 1% at The Cheesecake Factory restaurants. Reconciliations of our anticipated adjusted diluted net income per share ranges to their corresponding GAAP measures have not been provided as we cannot determine the probable significance or timing of certain reconciling items which are outside of our control and therefore cannot be reasonably predicted. For fiscal 2019, we estimate commodity cost inflation of about 2%, primarily driven by produce, meat and seafood costs, wage rate inflation of approximately 6% and an effective tax rate of approximately 9%.

In fiscal 2019, we plan to open as many as five new The Cheesecake Factory restaurants, two of which opened during the first three quarters of fiscal 2019. In addition, the first location of Social Monk Asian Kitchen, our new fast casual concept, opened during the first quarter of fiscal 2019. We expect as many as six The Cheesecake Factory restaurants to open internationally under licensing agreements, three of which opened during the first three quarters of fiscal 2019. In addition, the licensed location in Beirut ceased operations on May 1, 2019 and one location in Kuwait closed in preparation for a relocation in early fiscal 2020. We expect as many as two Flower Child locations to open in the fourth quarter of fiscal 2019, one of which opened in October. We also expect as many as one North Italia restaurants during the fourth quarter of fiscal 2019.

We currently estimate fiscal 2019 cash capital expenditures to range between $80 million and $90 million. This estimate contemplates a net outlay of $45 million to $49 million for restaurants expected to be opened during fiscal 2019, $30 million to $35 million for replacements, enhancements and capacity additions to our existing restaurants and approximately $5 million to $6 million for bakery and corporate infrastructure investments. In addition, we now expect $10 million to support the planned North Italia and FRC openings during the fourth quarter of fiscal 2019.

We plan to maintain a balanced capital allocation strategy, investing in new restaurants that are expected to meet our targeted returns, repaying borrowings under our credit facility and continuing our dividend and share repurchase program.

Fiscal 2020 Outlook

We expect fiscal 2020 net capital expenditures to range between $130 million and $140 million to support our objective for accelerated unit growth of 7%. We will also make an $11.3 million acquisition installment payment on the post-close consideration.

For fiscal 2020, we are currently estimating commodity cost inflation of approximately 2%, wage rate inflation of approximately 5.5% and an effective tax rate of approximately 8% to 9%.

In fiscal 2020, we plan new unit growth to accelerate with as many as 20 new restaurants. This includes six The Cheesecake Factory restaurants, six North Italia restaurants and eight restaurants within the FRC subsidiary, which includes as many as five Flower Child locations. We also expect as many as four locations to open internationally under licensing agreements.

Liquidity and Capital Resources

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	October 1, 2019	October 2, 2018
Cash provided by operating activities	$116.2	$182.1
Additions to property and equipment	$(46.7)	$(78.7)
Growth capital provided to unconsolidated affiliates	$(25.5)	$(25.0)
Net borrowings on credit facility	$325.0	$10.0
Proceeds from exercise of stock options	$6.5	$7.3
Cash dividends paid	$(45.0)	$(41.4)
Treasury stock purchases	$(50.6)	$(60.9)

During the thirty-nine weeks ended October 1, 2019, our cash and cash equivalents increased by $279.7 million to $306.3 million. This increase was primarily attributable to borrowings on the New Facility to support Acquisitions (see Note 12 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of the Acquisitions), cash provided by operating activities and proceeds from exercise of stock options, partially offset by treasury stock purchases, additions to property and equipment, dividend payments and growth capital provided to North Italia and Flower Child. Cash flows from operations decreased by $65.9 million from October 2, 2018, primarily due to timing of income tax payments, prepaid expenses and the depletion of inventory during the first three quarters of fiscal 2018 due to the temporary closure of our California bakery while we upgraded the facility.

As of October 1, 2019, we maintained a $400 million unsecured revolving credit facility (the “New Facility”), $40 million of which could be used for issuances of letters of credit. The New Facility, which terminates on July 30, 2024, contains a commitment increase feature that could provide for an additional $200 million in available credit upon our request and the satisfaction of certain conditions. Certain of our material subsidiaries have guaranteed our obligations under the New Facility. During the third quarter of fiscal 2019, we utilized the New Facility to support the Acquisitions (see Note 12 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of the Acquisitions.) At October 1, 2019, we had net availability for borrowings of $45.6 million, based on a $335.0 million outstanding debt balance and $19.4 million in standby letters of credit. The New Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio. As of October 1, 2019, we were in compliance with the covenants set forth in the New Facility. (See Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

As of October 1, 2019, we held cumulative minority equity investments of $88 million in two of FRC’s brands, North Italia and Flower Child, including $3 million invested in the first quarter of fiscal 2019. In addition, we provided these concepts with $22.5 million under secured promissory notes during the first three quarters of fiscal 2019. Pursuant to agreements entered with FRC in 2016, we had the right, and an obligation if certain financial, legal and operational conditions were met, to acquire the remaining interest in North Italia in fiscal 2019 and in Flower Child in fiscal 2021. On October 2, 2019, we acquired North Italia and FRC, including Flower Child and all other FRC brands.

The Acquisitions were completed for consideration consisting of the following components: $286 million in cash at Closing, which was primarily funded by drawing on our New Facility; assumption of $10 million in debt previously owned by FRC to us; $45 million of deferred consideration due ratably over the next four years (including a $13 million indemnity escrow amount specifically related to the FRC Acquisition); and a $12 million indemnity escrow amount specifically related to the North Italia Acquisition due ratably over the next two years. Additionally, included in consideration are the acquisition-date fair values of contingent consideration and our previously held equity interests in North Italia and Flower Child.

The provision for contingent consideration is payable on the fifth anniversary of the Closing Date and is based on achievement of revenue and profitability targets for the FRC brands other than North Italia and Flower Child with considerations made in the event we undergo a change in control or divest any FRC brand (other than North Italia and Flower Child). We are also required to provide financing to FRC in an amount sufficient to support achievement of these targets during the five years after Closing.

In fiscal 2012, our Board approved the initiation of a cash dividend to our stockholders, which is subject to quarterly Board approval. Cash dividends have been declared every quarter since initiation. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the New Facility and applicable law, and other such factors that the Board considers relevant.

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 52.9 million shares at a total cost of $1,692.7 million through October 1, 2019, including 0.3 million shares at a cost of $11.4 million repurchased during the third quarter of fiscal 2019. Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. We make the determination to repurchase shares based on several factors, including current and forecasted operating cash flows, capital needs associated with new restaurant development and maintenance of existing locations, dividend payments, debt levels and cost of borrowing, obligations associated with the Acquisitions, our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and financial covenants under the New Facility that limit share repurchases based on a defined ratio. (See Note 6 of Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for further discussion of our long-term debt.) Our objectives regarding share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth. (See Note 8 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.)

Based on our current expansion objectives, we believe that during the upcoming 12 months our cash and cash equivalents, combined with expected cash flows provided by operations, available borrowings under the New Facility and expected landlord construction contributions should be sufficient in the aggregate to finance our capital allocation strategy, including capital expenditures, continuation of our dividend and share repurchase program, potential debt repayments and obligations associated with the Acquisitions. (See Note 12 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of the Acquisitions.)

As of October 1, 2019, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties other than our then existing arrangement with FRC. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We purchase food and other commodities for use in our operations based on market prices established with our suppliers. Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control. We mitigate the risk of supply shortages and obtain competitive prices by utilizing multiple qualified suppliers for substantially all our ingredients and supplies. We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. We continue to evaluate the possibility of entering into similar arrangements for other commodities and also periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. Although these vehicles may be available to us, as of October 1, 2019, we had chosen not to enter into any hedging contracts due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors. Commodities for which we have not entered into contracts can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Commodities we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs and varying global demand. We may or may not have the ability to increase menu prices or vary menu items in response to food commodity price increases. For the third quarters of both fiscal 2019 and 2018, a hypothetical increase of 1% in food costs would have negatively impacted cost of sales by $1.3 million.

We are exposed to market risk from interest rate changes on our funded debt. This exposure relates to the component of the interest rate on the New Facility that is indexed to market rates. Based on outstanding borrowings at October 1, 2019 and January 1, 2019, a hypothetical 1% rise in interest rates would have increased interest expense by $3.4 million and $100,000, respectively, on an annual basis. (See Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our non-qualified executive deferred compensation plan, to the extent these investments are not equivalent to the related liability. In addition, because changes in these investments are not taxable, gains and losses result in tax benefit and tax expense, respectively, and directly affect net income through the income tax provision. Based on balances at October 1, 2019 and January 1, 2019, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes. However, under such scenario, net income would have declined by $1.7 million and $1.5 million at October 1, 2019 and January 1, 2019, respectively.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 1, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended October 1, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, there have been no material changes in our risk factors since the filing of our Annual Report.

We have incurred and will further incur substantial costs in connection with the Acquisitions.

We have incurred and expect to continue to incur significant costs in connection with the Acquisitions, including accounting, legal and other fees and expenses. Further, the FRC Acquisition requires us to pay contingent consideration and provide financing to FRC in an amount sufficient to support certain targets during the five years after closing, in each case, subject to the satisfaction of certain conditions. In addition, we will incur substantial costs in connection with integrating FRC’s businesses with ours, and there can be no assurance that we will not incur a material amount of unanticipated costs.

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

Any failure to realize the anticipated benefits of the Acquisitions could have a material adverse effect on us.

We acquired FRC’s businesses with the expectation that the Acquisitions will result in various benefits including, among others, business and growth opportunities and synergies in supply chain, real estate and other areas over time. However, even if we are able to successfully integrate FRC’s businesses with ours, there can be no assurances that we will realize some or all of the anticipated benefits of the Acquisitions, within the anticipated timeframes, if at all. We may experience increased competition that limits our ability to expand our business, we may not be able to capitalize on expected business opportunities, and general industry and business conditions may deteriorate. If any of these or other expected or unexpected factors limit our ability to achieve the anticipated benefits of the Acquisitions, or if such business opportunities, growth prospects and synergies are not realized for any other reason, our business, financial condition and operating results could be materially adversely affected.

We have substantial additional indebtedness following the Acquisitions, which could adversely affect our business.

We financed the Acquisitions with a new revolving credit facility of $400 million and cash on hand. (See Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of the New Facility.) At close of the Acquisitions we had an outstanding balance of approximately $335 million. This increased indebtedness and our resulting higher debt-to-equity ratio, as compared to that which has existed on a historical basis, could limit our ability to obtain additional financing in the future and have other material consequences, including:

●	increasing our vulnerability to, and limiting our flexibility in planning for, changing business and market conditions, making us more vulnerable to adverse economic and industry conditions;
●	limiting our ability to use proceeds from any offering or divestiture transaction for purposes other than the repayment of debt; and
●	creating competitive disadvantages compared to other companies with less indebtedness.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our purchases of our common stock during the thirteen weeks ended October 1, 2019 (in thousands, except per share data):

	Total Number		Total Number of Shares	Maximum Number of
	of	Average	Purchased as Part of	Shares that May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs	Plans or Programs
July 3 — August 6, 2019	249	$43.54	249	3,104
August 7 — September 3, 2019	9	38.02	—	3,095
September 4 — October 1, 2019	5	38.76	—	3,090
Total	263		249
(1)	The total number of shares purchased includes 14,890 shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 52.9 million shares at a total cost of $1,692.7 million through October 1, 2019, including 0.3 million shares at a cost of $11.4 million during the third quarter of fiscal 2019. Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. (See Note 8 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.) The timing and number of shares repurchased are also subject to legal constraints and financial covenants under the Facility that limit share repurchases based on a defined ratio. (See Note 6 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

Item 6.  Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1	Purchase Agreement, dated as of November 14, 2016, as amended by Amendment & Option Exercise Agreement, dated as of July 30, 2019, by and among The Cheesecake Factory Incorporated and the other Parties thereto*	—	—	—	Filed herewith
2.2	First Amendment to Option Exercise Agreement and Second Amendment to Purchase Agreement and Operating Agreement, dated as of October 2, 2019, by and among The Cheesecake Factory Incorporated and the other Parties thereto*	—	—	—	Filed herewith
2.3	Membership Interest Purchase Agreement, dated as of July 30, 2019, by and among The Cheesecake Factory Restaurants, Inc., Fox Restaurant Concepts LLC, the Sellers party thereto, SWF Posse LLC, as Seller’s representative, and, solely for limited purposes set forth therein, The Cheesecake Factory Incorporated*†	—	—	—	Filed herewith
2.4	First Amendment to Membership Interest Purchase Agreement, dated as of October 2, 2019, by and among The Cheesecake Factory Restaurants, Inc., Fox Restaurant Concepts LLC, and SWF Posse LLC, as Seller’s representative*	—	—	—	Filed herewith
3.1	Restated Certificate of Incorporation of The Cheesecake Factory Incorporated	10-Q	000-20574	3.2	8/6/18
3.2	Bylaws of The Cheesecake Factory Incorporated (Amended and Restated on May 20, 2009)	8-K	000-20574	3.8	5/27/09
10.1	Third Amended and Restated Loan Agreement with JPMorgan Chase Bank, National Association dated as of July 30, 2019	—	—	—	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer	—	—	—	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer	—	—	—	Filed herewith
101.1	The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2019, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statement of stockholders’ equity, (v) condensed consolidated statements of cash flows, and (vi) the notes to the condensed consolidated financial statements	—	—	—	Filed herewith
104.1	The cover page of The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2019, formatted in iXBRL (included with Exhibit 101.1)	—	—	—	Filed herewith

*The schedules (or similar attachments) to this exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules 9oe similar attachments) to the SEC upon request.

† Certain confidential information contained in this agreement has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2019	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MATTHEW E. CLARK
Matthew E. Clark
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)