Form 10-K
period 2019-12-31
CHEESECAKE FACTORY INC
filed 2020-03-12
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20574

THE CHEESECAKE FACTORY INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	51-0340466
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

26901 Malibu Hills Road
Calabasas Hills, California	91301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (818) 871-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $.01 per share	CAKE	The Nasdaq Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒ No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company ," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, July 2, 2019, was $1,787,355,740 (based on the last reported sales on The Nasdaq Stock Market on that date).

As of February 21, 2020, 44,961,694 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the registrant’s proxy statement for the annual meeting of stockholders expected to be held on May 28, 2020.

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

These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (together with the Securities Act, the “Acts”). This includes, without limitation, financial guidance and projections and statements with respect to the acquisition of North Italia and Fox Restaurant Concepts LLC ("FRC") and expectations regarding accelerated and diversified revenue growth as a result of the acquisition of North Italia and FRC, as well as expectations of our future financial condition, results of operations, cash flows, plans, targets, goals, objectives, performance, growth potential, competitive position and business; and our ability to: leverage our competitive strengths, including investing in or acquiring new restaurant concepts and expanding The Cheesecake Factory® brand to other retail opportunities; deliver comparable sales growth; provide a differentiated experience to customers; outperform the casual dining industry and increase our market share; leverage sales increases and manage flow through; manage cost pressures, including increasing wage rates, insurance costs and legal expenses, and stabilize margins; grow earnings; remain relevant to consumers; attract and retain qualified management and other staff; manage risks associated with the magnitude and complexity of regulations in the jurisdictions where our restaurants are located; increase shareholder value; find suitable sites and manage increasing construction costs; profitably expand our concepts domestically and in Canada, and work with our licensees to expand our concept internationally; support the growth of North Italia and other FRC restaurants; operate Social Monk Asian Kitchen; and utilize our capital effectively and continue to increase cash dividends and repurchase our shares. These forward-looking statements may be affected by factors outside of our control including: the ability to achieve projected financial results; economic and political conditions that impact consumer confidence and spending; impact of recently enacted tax reform; acceptance and success of The Cheesecake Factory in international markets; acceptance and success of North Italia and the FRC concepts, Social Monk Asian Kitchen and other concepts; the risks of doing business abroad through Company-owned restaurants and/or licensees; foreign exchange rates, tariffs and cross border taxation; changes in unemployment rates; changes in laws impacting our business, including increases in minimum wages and benefit costs; the economic health of our landlords and other tenants in retail centers in which our restaurants are located; the economic health of suppliers, licensees, vendors and other third parties providing goods or services to us; adverse weather conditions in regions in which our restaurants are located; factors that are under the control of government agencies, landlords and other third parties; the risk, costs and uncertainties associated with opening new restaurants; and other risks and uncertainties detailed from time to time in our filings with the SEC. Such forward-looking statements include all other statements that are not historical facts, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions. These statements are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in such statements.

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

ITEM 1.          BUSINESS

General

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 294 restaurants throughout the United States and Canada under brands including The Cheesecake Factory(R), North Italia(R) and a collection within the Fox Restaurant Concepts ("FRC") subsidiary. Internationally, 26 The Cheesecake Factory(R) restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

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

We maintain a general website at www.thecheesecakefactory.com, as well as websites for our bakery and other subsidiaries, including www.northitalia.com and www.foxrc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports and our proxy statements are available on our general website at no charge, as soon as reasonably practicable after these materials are filed with or furnished to the SEC. Our filings are also available on the SEC’s website at www.sec.gov. The content of our website is not incorporated by reference into this Form 10-K.

On October 2, 2019, we completed the acquistion of North Italia and the remaining business of Fox Restaurant Concepts LLC ("FRC"), including Flower Child and all other FRC brands (the "Acquisition"). The results of operations, financial position and cash flows of the acquired businesses are included in our consolidated financial statements as of the acquisition date.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal years 2019, 2018 and 2017 each consisted of 52 weeks and fiscal year 2020 will also consist of 52 weeks.

The Cheesecake Factory

The Cheesecake Factory restaurants strive to provide a distinctive, high-quality dining experience at moderate prices by offering an extensive, innovative and evolving menu in an upscale casual, high-energy setting with attentive, efficient and friendly service. As a result, The Cheesecake Factory restaurants appeal to a diverse customer base across a broad demographic range. Our extensive menu and strategic selection of locations enable us to compete for substantially all dining preferences and occasions, from the key lunch and dinner day parts to the mid-afternoon and late-night day parts, which are traditionally weaker times for most casual dining restaurants, as well as special occasion dining. The Cheesecake Factory restaurants are generally open seven days a week for lunch and dinner, and we offer additional menu items for weekend brunch. Most of our locations are closed on Thanksgiving and Christmas. All items on our menu, except alcoholic beverages, are available for off-premise consumption, which represented approximately 16% of our restaurant sales for fiscal year 2019. We work with a third party to provide delivery service, which is now available at nearly all of our restaurants. In addition, we offer online ordering for to-go sales at all of our domestic locations. All of our restaurants offer a full-service bar where our entire menu is served. Alcoholic beverage sales represented 12% of The Cheesecake Factory restaurant sales for fiscal year 2019.

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

Our ability to create, promote and attractively display our unique line of desserts is also important to the competitive positioning and financial success of our restaurants. We offer approximately 45 varieties of proprietary cheesecake and other desserts in our restaurants. Our brand identity and reputation for offering premium desserts results in a significant level of dessert sales, representing approximately 16% of The Cheesecake Factory restaurant sales for fiscal year 2019.

Competitive Positioning

The restaurant industry is comprised of multiple segments, including fine dining, casual dining, fast casual and quick-service. The Cheesecake Factory restaurants operate in the upscale casual dining segment, which is differentiated by freshly prepared and innovative food, flavorful recipes with creative presentations, unique restaurant layouts, eye-catching design elements and more personalized service. Upscale casual dining is positioned above core casual dining, with standards that are closer to fine dining. We believe that we are a leader in upscale casual dining given the historically high average sales per square foot of our restaurants as compared to others in this segment.

The restaurant industry is highly competitive with respect to menu and food quality, service, access to qualified operations personnel, location, decor and value. We compete directly and indirectly for customer traffic with national and regional casual dining restaurant chains, as well as independently-owned restaurants. In addition, we face competition for customer traffic from fast casual and quick-service restaurants, home delivery services, mobile food service, grocery stores and meal kits that are increasing the quality and variety of their food products in response to customer demand. This increased competition, coupled with an oversupply of restaurants, has driven declines in casual dining industry comparable traffic in recent years. This backdrop has made it even more challenging to improve customer traffic. We also compete with other restaurants and retail establishments for quality sites and qualified staff and managers to operate our restaurants. (See Item 1A — Risk Factors — “Our inability to grow comparable restaurant sales could materially adversely affect our financial performance.”)

The key elements that drive our total customer experience and help position us from a competitive standpoint include the following:

Extensive and Innovative Menu, Made Fresh from Scratch. Our restaurants offer one of the broadest menus in casual dining and feature a wide array of flavors with portions designed for sharing. In contrast to many restaurant chains, substantially all of our menu items, except those desserts produced at our bakery facilities, are prepared from scratch daily at our restaurants with high-quality, fresh ingredients using innovative and proprietary recipes. One of our competitive strengths is our ability to anticipate customer preferences and adapt our expansive menu to the latest trends. We regularly update our ingredients and cooking methods, as well as create new menu items and new categories of food offerings at our restaurants, such as our SkinnyLicious® menu, “Super” food selections and gluten-free choices, further enhancing the variety, quality and price points offered and keep our menu relevant to our customers. All new menu items are selected based on anticipated sales popularity and profitability. We also regularly introduce new and innovative cheesecakes and other baked desserts. In 2019, we launched the Pineapple Upside-Down Cheesecake in conjunction with National Cheesecake Day.

We generally update The Cheesecake Factory menus twice each year and our philosophy is to use price increases to help offset key operating cost increases in a manner that balances protecting both our margins and customer traffic levels. We plan to continue targeting menu price increases of approximately 2% to 3% annually, utilizing a market-based strategy to help mitigate cost pressure in higher-wage geographies, and expect near-term increases to be at the higher end of this range.

Value Proposition. We believe our restaurants are recognized by customers for offering value with a large variety of freshly prepared menu items across a broad array of price points and generous portions at moderate prices. The average check for each customer, including beverages and desserts, was approximately $23.50, $22.60 and $21.85 for fiscal 2019, 2018 and 2017, respectively.

Commitment to Excellent Service and Hospitality through the Selection, Training and Retention of High-quality Staff Members. Our mission is to “create an environment where absolute guest satisfaction is our highest priority.” We strive to consistently exceed the expectations of our customers in all aspects of their experiences in our restaurants. One of the most important aspects of delivering a consistent and dependable level of service is having a team of experienced managers who can successfully operate our high-volume, complex restaurants. Our recruitment, selection, training, retention and internal promotion programs are among the most comprehensive in the restaurant industry, helping us to attract and retain qualified staff members who are motivated to consistently provide excellence in restauranteuring and customer hospitality. By providing extensive training, our goal is to encourage our staff members to develop a sense of personal commitment to our core values and culture of excellence. (See “Restaurant Operations, Management and Staffing” below.) Our commitment to people-focused programs and creating a great workplace for all of our staff and managers contributed to The Cheesecake Factory being named to Fortune magazine’s list of “100 Best Companies to Work For®” in February 2020, for the seventh year in a row.

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

Integration of our Bakery Operations. The primary role of our bakery operations is to produce innovative, high-quality cheesecakes and other baked desserts for sale at The Cheesecake Factory restaurants and those of our international licensees, which is important to our competitive positioning. Integration of this vital part of our brand gives us control over the creativity and quality of our desserts and is also more profitable than buying from a third party.

New Restaurant Site Selection and Development

The Cheesecake Factory concept has demonstrated success in a variety of layouts (e.g., single or multi-level and varying interior square feet), site locations (e.g., urban or suburban shopping malls, lifestyle centers, retail strip centers, office complexes, entertainment centers and urban street locations — either freestanding or in-line) and trade areas. Accordingly, we intend to continue developing The Cheesecake Factory restaurants in high-quality, high-profile locations that meet our rigorous site standards. We regularly negotiate leases for potential future locations and plan to open as many locations in any given year as there are sites available that meet our site selection criteria. It is difficult for us to precisely predict the timing of our new restaurant openings due to many factors that are outside of our control. (See Item 1A — Risk Factors — “Our inability to secure an adequate number of high-quality sites for future restaurant openings could adversely affect our ability to grow our business.”) We have the flexibility in our restaurant designs to penetrate a wide variety of markets across varying population densities in both existing and new markets. We continue to target approximately 300 Company-owned and operated The Cheesecake Factory restaurants domestically over time, as well as the potential for an additional eight to ten locations in Canada.

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

Average sales per location for The Cheesecake Factory restaurants open for the full year were approximately $10.7 million, $10.7 million and $10.6 million for fiscal 2019, 2018 and 2017, respectively. Since each of our restaurants has a customized layout and differs in size, an effective method to measure the unit economics of our sites is by square foot. Average sales per productive square foot (defined as all interior square footage plus seasonally adjusted exterior patio square footage) for restaurants open for the full year were approximately $986, $978 and $962 for fiscal 2019, 2018 and 2017, respectively. Fluctuations in both average sales per location and average sales per productive square foot generally track with comparable restaurant sales trends. (See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on comparable restaurant sales.)

We currently lease all of our restaurant locations and utilize capital for leasehold improvements and furnishings, fixtures and equipment (“FF&E”) to build out our restaurant premises. Total costs are targeted at approximately $900 to $1,000 per interior square foot for The Cheesecake Factory restaurants. Our distinctive design and decor requires a higher investment per square foot than is typical for the casual dining industry. However, our restaurants have historically generated annual sales per square foot that are also typically higher than our competitors. The construction costs to build our restaurant premises vary depending on a number of factors, including geography, the complexity of our build-out, site characteristics, governmental fees and permits, labor and material conditions in the local market, weather and the amount, if any, of construction contributions obtained from our landlords for structural additions and other leasehold improvements. These costs have trended higher over the past several years due primarily to wage inflation and the availability of trade labor in certain geographies.

In selecting sites for our restaurants, an important objective is to earn an appropriate return on investment. We measure returns using a cash-on-cash return on investment calculated by dividing restaurant-level margin (earnings before interest, taxes, depreciation and amortization and preopening costs) by our cash investment.

Our new restaurants typically open with initial sales volumes well in excess of their future run-rate levels. This initial “honeymoon” effect usually results from grand opening publicity and other customer awareness activities that generate higher than usual customer traffic, particularly in new markets. During the three to six months following the opening of new restaurants, customer traffic generally settles into its normal pattern, resulting in sales volumes that gradually adjust downward to their post-opening run-rate level. Additionally, our new restaurants usually require a period of time after reaching normal traffic levels to achieve their targeted restaurant-level operating margins due to cost of sales and labor inefficiencies commonly associated with new, highly complex restaurants such as ours.

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

Each restaurant GM reports to an Area Director of Operations (“ADO”) who supervises the operations of six to eight restaurants within a geographic area. In turn, each ADO reports to one of four Regional Vice Presidents of Restaurant Operations. Our EKMs report to their GMs, but are also supervised by an Area Kitchen Operations Manager responsible for between eight and ten restaurants. Our restaurant field supervision organization also includes our Senior Vice President of Operations, Chief Culinary Officer, an operations services team and our performance development department who are collectively responsible for day-to-day operations, managing new restaurant openings and training for all operational managers and staff.

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

Our commitment to people-focused programs and creating a great workplace for all of our staff and managers contributed to The Cheesecake Factory being named to Fortune magazine’s list of the “100 Best Companies to Work For®” in February 2020, for the seventh year in a row. The list is published annually based on a culture review and surveys of current staff members to identify and recognize companies that create positive work environments with high employee morale and fulfillment. In 2019, we were also named to the Fortune “100 Best Workplaces for Women®,” “100 Best Workplaces for Diversity®,” and “100 Best Workplaces for Millennials®.” In addition, in February 2020 we received the Workplace Legacy Award from Black Box Intelligence/People Report, which recognizes leaders in the restaurant industry who have demonstrated a commitment to balancing people and profits. This is the fifth year in a row that the company received an award from Black Box.

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

Expansion of Licensed Locations

We currently have licensing agreements with three restaurant operators to develop and operate The Cheesecake Factory® brand restaurants in selected international markets. Our licensees invest their capital to build and operate the restaurants, and we receive initial development fees, site and design fees and ongoing royalties based on our licensees’ restaurant sales. In addition, these licensees purchase bakery products branded under The Cheesecake Factory® mark from us. We project each international licensed location to contribute approximately $0.01 in annual earnings per share (“EPS”), on average, once the location has been in operation for a full year. As of March 11, 2020, our international licensees operated the following The Cheesecake Factory restaurants:

Licensee Location	Restaurant Location	# of Restaurants
Kuwait (1)	Bahrain	1
	Kingdom of Saudi Arabia	4
	Kuwait	3
	Qatar	3
	United Arab Emirates	6
Mexico (2)	Mexico	5
Hong Kong (3)	Beijing	1
	Hong Kong	1
	Macau	1
	Shanghai	1
Total		26

(1)	This licensee, or its affiliates, also has the right to develop restaurants in Egypt, with the opportunity to expand the agreement to include Algeria, Hungary, Iraq, Libya, Morocco, Poland, Russia, Slovakia, The Czech Republic, Tunisia, Turkey and Ukraine.
(2)	This licensee, or its affiliates, also has the right to develop restaurants in Chile, with the opportunity to expand the agreement to include Argentina, Brazil, Colombia and Peru.
(3)	This licensee, or its affiliates, also has the right to develop restaurants in Taiwan, with the opportunity to expand the agreement to include Japan, South Korea, Malaysia, Singapore and Thailand.

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

Due to the complexities of opening The Cheesecake Factory restaurants in other countries, including, but not limited to, the selection and design of appropriate sites, construction of our complex restaurant designs, training of licensees’ staff members, approval of supply sources and exportation of our bakery products to new countries, the number and timing of new openings in foreign countries may vary from expectations. (See Item 1A — Risk Factors — “We face a variety of risks and challenges related to our international operations and global brand development efforts, any of which could materially adversely affect our financial performance.”)

Consumer Packaged Goods

Given the strong affinity for The Cheesecake Factory(R) brand, in 2017 we began leveraging opportunities in the consumer packaged goods channel. We now partner with third-party manufacturers to offer a variety of products marketed under The Cheesecake Factory At Home(R) mark. These offerings include our Famous "Brown Bread," baking mixes and refrigerated puddings available in retail stores nationwide, as well as ice cream which was recently launched. We are actively evaluating other synergistic, on-brand licensing opportunities to add incremental revenue streams to our business.

North Italia and Fox Restaurant Concepts

On October 2, 2019, we completed the acquisition of North Italia and the remaining business of Fox Restaurant Concepts, including Flower Child and all other FRC brands, which we expect will accelerate and diversify our revenue growth. North Italia and the FRC concepts are highly-differentiated and deliver unique customer experiences. With our aligned cultures and philosophies, we believe these transactions are consistent with our long-term strategy of being a leader in experiential dining and provide a significant accretive unit growth opportunity.

North Italia is a modern interpretation of Italian cooking in the upscale casual dining segment. Dishes are handmade from scratch daily. The menu features appetizers, salads, fresh pastas, pizzas and entrees. Examples of menu offerings include White Truffle Garlic Bread, Tuscan Kale Salad, Bolognese, Burrata Tortelloni, Margherita Pizza, Tuscan Half Chicken, Chicken Parmesan and Braised Short Rib. North Italia offers an assortment of wines, beers and house-made cocktails. Alcoholic beverage sales represented approximately 30% of North Italia sales for fiscal year 2019. North Italia restaurants are generally open seven days a week for lunch, dinner and weekend brunch. We see a number of potential synergistic attributes, including operations and real estate development, as well as significant market opportunity for an on-trend Italian offering. North Italia's operations have been relocated to the Company's corporate headquarters to help scale the concept nationally.

With Italian cuisine the number one ethnic food category in the United States, coupled with strong national reception of the North Italia concept to-date, we believe there is potential for 200 domestic locations over time, which supports our plan for approximately 20% annual unit growth. We target an average unit size of approximately 5,000 to 6,500 square feet. Average sales per location for North Italia restaurants is approximately $7 million, or approximately $1,200 per square foot, utilizing sales since the Acquisition on an annualized basis.

FRC operates as an independent subsidiary in Phoenix, Arizona. Its concepts are diverse in industry segment, occasions, square footage and geography. FRC's largest concept, Flower Child, operates in the fast casual dining segment, offering a customizable menu, made fresh from scratch, featuring locally-sourced, all-natural and organic ingredients. Flower Child is a potential opportunity for us to diversify our portfolio in a strong and growing niche. Other FRC potential growth concepts include The Henry, Culinary Dropout and Blanco, which together with the othe FRC brands, serve as an ecosystem for talent, menu and design development.

We target approximately 20% annual unit growth for the aggregate portfolio, driven primarily by the anticipated growth of the Flower Child concept, complemented by additional market tests of the potential growth concepts. Unit sizes range from approximately 3,500 to 15,000 square feet. The FRC restaurants generate sales of approximately $1,000 per square foot, on average, utilizing sales since the Acquisition on an annualized basis.

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

We produce approximately 70 varieties of proprietary cheesecakes and other baked desserts using high-quality ingredients for The Cheesecake Factory and Grand Lux Cafe restaurants and for international licensees and third-party customers. Some of our most popular cheesecakes include the Original Cheesecake, Ultimate Red Velvet Cake CheesecakeTM, Godiva® Chocolate Cheesecake, Oreo® Dream Extreme Cheesecake and Pineapple Upside Down Cheesecake. Other popular baked desserts include Chocolate Tower Truffle CakeTM, Carrot Cake, Black-Out Cake and Lemoncello Cream Torte.

The primary role of our bakery operations is to produce innovative, high-quality cheesecakes and other baked desserts for sale at our restaurants and those of our international licensees. Integration of this vital part of our brand gives us control over the creativity and quality of our desserts and is also more profitable than buying from a third party.

We also leverage The Cheesecake Factory brand identity and utilize our bakery production capacity by selling cheesecakes and other baked products to external foodservice operators, retailers and distributors. Current large-account customers include retail and supermarkets, foodservice distributors and operators, a national retail bookstore, other restaurants and national warehouse clubs. We also currently sell a selection of our cakes online and in catalogs domestically through an agreement with an upscale retailer. Items produced for outside accounts are marketed under The Cheesecake Factory Bakery® and The Cheesecake Factory At Home® marks and other private labels and were previously marketed under The Cheesecake Factory® and The Dream Factory® marks.

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

Other Concepts

We also operate Grand Lux Cafe, RockSugar Southeast Asian Kitchen and Social Monk Asian Kitchen. At present, we have no plans to open additional locations of these concepts.

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

Social Monk Asian Kitchen

In February 2019, we opened the first location of Social Monk Asian Kitchen, a fast casual Asian concept with a modern urban feel. The menu features the cuisines of Thailand, Vietnam, Malaysia, Singapore, China, Indonesia and India in made-to-order starters, salads, soups, sandwiches, rice and noodle bowls, classic entrees, vegetables and sides and house-made frozen custard. The restaurant also offers beer and wine. Examples of menu offerings include Crisp Vegetable Spring Rolls, Asian Chicken Salad, Thai Basil Cashew Chicken, Shaking Beef and Dan Dan Noodles.

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

In order to maximize purchasing efficiencies and to provide the freshest ingredients for our menu items while obtaining competitive prices for the required quality and consistency, each restaurant’s management determines the quantities of food and supplies required for their restaurant and orders the items from local, regional and national suppliers based upon specifications determined and terms negotiated at a corporate level. We strive to maintain restaurant-level inventories at a minimum dollar level in relation to sales due to the high concentration and relatively rapid turnover of the perishable produce, poultry, meat, fish and dairy commodities that we use in our operations, coupled with the limited storage space at our restaurants. Independent foodservice distributors, including the largest foodservice distributor in North America, deliver most items multiple times per week to our restaurants.

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

We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. We continue to evaluate the possibility of entering into similar arrangements for other commodities and also periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. As of the end of fiscal 2019, we had no hedging contracts in place. We may or may not have the ability to increase menu prices or vary menu items in response to food commodity price increases. (See Item 1A — Risk Factors — “Our inability to anticipate and react effectively to changes in the costs of key operating resources may increase our cost of doing business, which could materially adversely affect our financial performance.”)

Information Technology

This information technology discussion relates to The Cheesecake Factory, North Italia, Grand Lux Cafe, RockSugar Southeast Asian Kitchen and Social Monk Asian Kitchen restaurants. We are in the process of reviewing the information technology systems and infrastructure for the FRC brands other than North Italia. Our technology-enabled business solutions are designed to provide effective financial controls, cost management, improved efficiencies and enhanced customer experience. Our business intelligence solution and data warehouse architecture provide corporate and restaurant management with information and insights into key operational metrics and performance indicators. This framework delivers enterprise reporting, dashboards and analytics, and allows access to metrics such as quote and wait time accuracy, staff member retention trends, and restaurant quality and service analyses.

Our restaurant point of sale and back-office systems provide information regarding daily sales, cash receipts, inventory, food and beverage costs, labor costs and other controllable operating expenses. The Cheesecake Factory restaurants offer online ordering for to-go sales, and the point of sale system is integrated with our delivery provider to drive efficiencies in the restaurants and enhance the customer delivery experience. We utilize a customer satisfaction measurement platform that leverages the “Net Promoter Score” methodology at all of our restaurants. The data and analytics provided by this software provide us with actionable insights to better understand what customer experience opportunities should be addressed, while reinforcing positive staff behaviors.

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

Restaurant hardware and software support is provided by both our internal support services team at our corporate center as well as third-party vendors for remote and on-site restaurant support. Each restaurant has a private high-speed wide area connection to send and receive critical business data as well as to access web-based applications securely as well as a failover capability whereby a secondary public circuit is used to automatically establish a secure connection to our private network if the primary connection becomes unavailable. We employ modern restaurant switching and routing technology that allows us to leverage and support contemporary security standards and practices and employ wireless capability for a variety of mobile uses. All of our core and critical applications are housed in an external tier 3 data center. To mitigate business interruptions, we utilize a disk-based data backup and replication infrastructure between our onsite and external data centers so all data is replicated nightly between the two sites.

We employ a multi-discipline security incident response plan to recognize, manage and resolve cybersecurity threats, and require cybersecurity awareness training for all staff members who have access to our cyber systems. We also maintain cyber risk insurance coverage to further reduce our risk profile. Security of our financial data and other sensitive information remains a high priority for us, led by our information technology department in conjunction with an interdepartmental information security council representing all of our key functional areas. We utilize a private key infrastructure, ensuring only trusted devices can access our network and require secure sockets layer (SSL) certificates for access to sites outside our network. To further enhance our cybersecurity protection, we added a third-party security operations center (SOC) provider to monitor and analyze internal network traffic for potential malicious content. Also, in an effort to further secure our customers’ credit card information, we employ a robust encryption and tokenization platform for all credit card transactions in our restaurants, ensuring no credit card data is stored in our internal systems. This includes equipment that can also process smart payment cards, commonly referred to as EMV (Europay, Mastercard, Visa). (See Item 1A — Risk Factors — “Information technology system failures or breaches of our network security could interrupt our operations and subject us to increased operating costs, as well as to litigation and other liabilities, any of which could materially adversely affect our financial performance.”)

Marketing and Advertising

The Cheesecake Factory

We rely on our reputation, as well as our high-profile locations, media exposure and positive “word of mouth,” to maintain and grow market share and historically have not used significant paid national advertising through television, radio or print, or use significant discounting. We utilize a social media and digital marketing strategy that allows us to engage regularly with our customers outside of our restaurants, including communication and paid advertising on Facebook®, Instagram®, YouTube®, Twitter®, Snapchat®, Pinterest® and other social media platforms, influencer marketing, Google search advertising and direct email to customers. In 2019, we tested a television commercial with a highly-targeted media buy, and we are considering additional targeted media buys in the future. (See Item 1A — Risk Factors — “Any inability to effectively use and manage social media could harm our marketing efforts as well as our reputation, which could materially adversely affect our financial performance.”)

Public relations is another important aspect of our marketing approach, and we frequently appear on local and national television in connection with a variety of promotional opportunities, such as National Cheesecake Day, to perform cooking demonstrations and other brand-building exposure. We generated approximately 4.8 billion media impressions in fiscal 2019 at minimal cost to us. We partner with several premiere third-party gift card distributors, contributing to our brand awareness and gift card sales. We also attempt to build awareness and relationships with retailers located in the same developments, shopping center operators, local hotel concierges, neighborhood groups and others in the community. For restaurants opening in new markets, we strive to obtain local television, radio station and newspaper coverage in order to benefit from publicity at low or no cost. At times, we also engage in marketing and advertising opportunities in selective local markets. In addition, we partner with our third-party delivery provider and consumer packaged goods licensees on co-branded marketing campaigns.

Our international licensees are committed to opening each new restaurant with marketing that can be comprised of a mix of elements including print, billboards, digital and radio. We maintain final approval of our licensees’ marketing campaigns and social media posts to promote consistency in the look and feel of marketing efforts including our brand, domestically and abroad.

North Italia and FRC

North Italia and FRC execute localized marketing programs focused on awareness, frequency and brand engagement through a variety of channels, including store-level marketing, public relations, in-store events, digital advertising, email programs and social media. Each restaurant is positioned as an individual brand with a neighborhood connection. Additionally, the restaurant interiors and exteriors are utilized for brand engagement and messaging through art and graphics, creating an important part of a brand experience for the customer. We believe minimal discounts ensure compelling brand proposition for experience and value.

Seasonality and Quarterly Results

While seasonal fluctuations generally do not have a material impact on our quarterly results, year-over-year comparisons can be significantly impacted by the number and timing of new restaurant openings and associated preopening costs, the timing of holidays, the impact from inclement weather, the additional week in a 53-week fiscal year, other variations in revenues and expenses and, in the period covered by this report, by the Acquisition in the fourth quarter of fiscal 2019. Because of these and other factors, our financial results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Food Safety and Quality Assurance

Our food safety processes and systems are designed to mitigate the risk of contamination and illness and to ensure compliance with regulatory requirements as well as industry standards. We continuously seek to improve our food safety and sanitation policies and procedures. Our work and management processes are verified by routine restaurant management reviews, third-party health inspection audits and regulatory agency inspections. In addition, our bakery facilities are Safe Quality Food (SQF) certified in alignment with the Global Food Safety Initiative’s Global Markets Program.

The following discussion on suppliers and traceability applies to The Cheesecake Factory, Grand Lux Cafe, RockSugar Southeast Asian Kitchen and Social Monk Asian Kitchen restaurants and to our bakeries. We are in the process of reviewing these processes for the FRC brands. In selecting suppliers, we look for key performance indicators relating to sanitation, operations and facility management, good manufacturing and agricultural practices, product protection, recovery and food security. In addition to measuring and testing food safety and security practices, we strive to ensure that all our food suppliers have annual food safety and quality system audits. Our restaurants and bakery facilities also follow regulatory guidelines required for conducting and managing ingredient and product traceability. We utilize a web-based notification and tracking solution to efficiently contact our restaurants and monitor our progress in the event of a product withdrawal or recall. (See Item 1A — Risk Factors — “Concerns relating to food safety, food-borne illness, pandemics and other diseases could reduce customer traffic to our restaurants, disrupt our food supply chain or cause us to be the target of litigation, which could materially adversely affect our financial performance.”)

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

As a provider of food products, we are subject to a comprehensive regulatory framework that governs the manufacture (including composition and ingredients), labeling, packaging and safety of food in the United States , including the Federal Food, Drug and Cosmetic Act, the Public Health Security and Bioterrorism Preparedness Response Act of 2002, the Federal Food Safety Modernization Act and regulations concerning nutritional labeling under the Patient Protection and Affordable Care Act of 2010. (See Item 1A — Risk Factors — “Our inability to respond appropriately to changes in consumer health and disclosure regulations, and to adapt to evolving consumer dining preferences could negatively impact our operations and competitive position, which could materially adversely affect our financial performance.”)

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

Various federal, state, local and foreign laws govern our operations and our relationships with our staff members, including such matters as minimum wages, breaks, scheduling, exempt classifications, equal pay, overtime, tip credits, fringe benefits, leaves, safety, working conditions, provision of health insurance and citizenship or work authorization requirements. In California, we are subject to the Private Attorneys General Act (“PAGA”) which authorizes employees to file lawsuits to recover civil penalties on behalf of themselves, other employees and the State of California for labor code violations. We must also comply with local, state and federal laws protecting the right to equal employment opportunities and prohibiting discrimination and harassment in the work place. We have training and awareness programs in place for these areas and plan to further expand the curriculum in fiscal 2020. We are also subject to the regulations of the Department of Homeland Security, the U.S. Citizenship and Immigration Services and U.S. Immigration and Customs Enforcement.

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

A significant number of our hourly restaurant staff members receive income from gratuities. In the United States, many of our locations participate voluntarily in a Tip Reporting Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service (“IRS”). By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only FICA tax assessments for unreported or underreported tips.

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

Trade Names, Trademarks and Other Intellectual Property

We own various types of intellectual property and have applied to register trade names, logos, service marks, trademarks and copyrights (collectively, “Intellectual Property”) in the United States, Canada and in additional countries throughout the world in various categories, including without limitation, restaurant services and bakery goods. We regard our Intellectual Property, including without limitation “The Cheesecake Factory,” ”North Italia,” and a collection with the Fox Restaurant Concepts subsidiary, as well as our trade dress, as having substantial value and as being important to our marketing efforts. Our policy is to pursue registration of our important Intellectual Property whenever commercially feasible and to vigorously oppose infringements of our Intellectual Property. The duration of Intellectual Property registrations varies from country to country, and we have not registered all of our trademarks in every country in which we now or in the future may do business. However, registrations of Intellectual Property are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained. We have also registered various internet domain names, including, without limitation, “www.thecheesecakefactory.com,” “northitaliarestaurants.com,” and “www.foxrc.com,” as well as derivations of these and other domain names to include international country codes. (See Item 1A — Risk Factors — “Our failure to adequately protect our intellectual property could materially adversely affect our financial performance.”)

Charitable Giving

The Cheesecake Factory Oscar and Evelyn Overton Charitable Foundation (“Foundation”) was created as a means to give back to the communities that our restaurants serve, as well as to unite our staff members in charitable causes. Since the inception of its annual Invitational Charity Golf Tournament, the Foundation has raised $3.7 million, including $0.3 million in fiscal 2019, for the City of Hope Comprehensive Cancer Center, a leading research and treatment center for cancer, diabetes and other life-threatening diseases in Southern California.

Our staff members volunteer their time to the Foundation to serve holiday meals to low-income individuals and families in 13 Salvation Army centers across the United States at our annual Thanksgiving Day Feast. Additionally, the Foundation provides sponsorships for teams of our staff members who work directly with non-profit organizations in their communities supporting a variety of local and national initiatives.

In addition to the efforts of the Foundation, the Company directly participates in a variety of charitable endeavors. Through nationwide food donation programs, we regularly donate surplus food from our restaurants to local food rescue operations for distribution to soup kitchens and shelters. Since the program’s inception in 2007, we have donated more than 5.2 million pounds of food, including approximately 470,000 pounds in fiscal 2019.

We also contribute to Feeding America®, the nation’s largest domestic hunger-relief organization, through specially-designated cheesecake sales, periodic meal donation campaigns in conjunction with our delivery provider and participation in Feeding America’s annual campaign to bring awareness to and help fight domestic hunger by donating peanut butter to local food banks. In fiscal 2019, we donated $0.3 million to Feeding America through sales of our Pinapple Upside-Down cheesecake and Very Cherry Ghirardelli® cheesecake, bringing our total contributions to $4.9 million over the past twelve years. Nationwide in fiscal 2019, our staff members collected approximately 250,000 pounds of peanut butter for donation to Feeding America’s annual campaign.

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

Employees

As of December 31, 2019, we employed approximately 46,250 staff members, of which approximately 44,900 worked in our restaurants, approximately 700 worked in our bakery operations and approximately 650 worked in our corporate center, FRC headquarters and restaurant field supervision organizations. Our staff members are not covered by any collective bargaining agreements, and we consider our relations with our staff members to be favorable. Our commitment to people-focused programs and creating a great workplace for all our staff and managers contributed to The Cheesecake Factory being named to Fortune magazine’s list of “100 Best Companies to Work For®” in February 2020, for the seventh year in a row, among other human resources awards.

Executive Officers of the Registrant

David Overton, age 73, serves as our Chairman of the Board and Chief Executive Officer. Mr. Overton co-founded our predecessor company in 1972 with his parents, Oscar and Evelyn Overton. He is also a founding member and director of our Foundation.

David M. Gordon, age 55, was appointed President of the Company in February 2013. Mr. Gordon joined our Company in 1993 as a Manager and held operational positions, including General Manager, Area Director of Operations, Regional Vice President and Chief Operating Officer prior to his appointment as President. He is also a director of our Foundation.

Matthew E. Clark, age 50, was appointed Executive Vice President and Chief Financial Officer in 2017. Mr. Clark joined our Company in 2006 as Vice President of Strategic Planning and most recently oversaw the strategy, financial planning, treasury and risk management functions as Senior Vice President, Finance and Strategy. Earlier in his career, Mr. Clark held a number of finance positions of increasing responsibility at Groupe Danone, Kinko’s and The Walt Disney Company. He is also an advisory director of our Foundation.

Keith T. Carango, age 58, serves as President of The Cheesecake Factory Bakery Incorporated, our bakery subsidiary. Mr. Carango joined our bakery operations in 1996 to lead manufacturing, and provide continuous improvement to the bakery operation. In his most recent role of Senior Vice President and Chief Operating Officer, he oversaw strategic planning, supply chain, manufacturing, distribution, human resources, quality assurance and finance. Prior to joining the Company, he held manufacturing and finance roles at Frito-Lay, Inc. and Prince Foods.

Scarlett May, age 53, serves as our Executive Vice President, General Counsel and Secretary. Ms. May joined our Company in 2018, from Brinker International, Inc., where she served as Senior Vice President, General Counsel and Secretary from 2014 to 2018. Prior to that, she was Senior Vice President, Chief Legal Officer and Secretary for Ruby Tuesday, Inc. following her earlier career in private practice.

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

Risks Related to Our Financial Performance

The impact global and domestic economic conditions have on consumer discretionary spending could materially adversely affect our financial performance.

Dining out is a discretionary expenditure that historically has been influenced by domestic and global economic conditions. These conditions include, but may not be limited to: unemployment, general and industry-specific inflation, consumer confidence, consumer purchasing and saving habits, credit conditions, stock market performance, home values, population growth, household incomes and tax policy. Material changes to governmental policy related to domestic and international fiscal concerns, and/or changes in central bank policies with respect to monetary policy, also could affect consumer discretionary spending. Any factor affecting consumer discretionary spending may influence customer traffic in our restaurants and average check amount, thus potentially having a material impact on our financial performance.

Our inability to grow comparable restaurant sales could materially adversely affect our financial performance.

We strive to increase comparable restaurant sales by improving customer traffic trends and growing average check. Changes in customer traffic and average check amount may be impacted by a variety of factors, including, without limitation: macroeconomic conditions that impact consumer discretionary spending; perception of our concepts’ offerings in terms of quality, price, value and service; increased competition; changes in consumer eating habits; the evolving retail landscape, which is becoming increasingly influenced by technology and a growing consumer preference for convenience, value and experience; adverse weather conditions; demographic, economic and other adverse changes in the trade areas in which our restaurants are located and changes in the regulatory environment.

We compete directly and indirectly for customer traffic with national and regional casual dining restaurant chains, as well as independently-owned restaurants. In addition, we face competition for customer traffic from fast casual and quick-service restaurants, home delivery services, mobile food service, convenience stores, grocery stores and meal kits that are evolving the quality and variety of their food products in response to customer demand. This increased competition, coupled with an oversupply of restaurants, has driven casual dining industry comparable traffic declines in recent years. This backdrop has made it even more challenging to improve customer traffic. We believe that many consumers remain focused on value and if our competitors, many of whom have significantly greater resources to market aggressively to customers, are able to promote and deliver a higher degree of perceived value, our customer traffic could suffer.

We utilize menu price increases to help offset inflation of key operating costs. However, our menu price increases may be insufficient to entirely absorb or offset increased costs and, if not accepted by customers, menu price increases could result in reduced customer traffic.

Our menu mix could be materially adversely affected if our customers purchase fewer menu items or lower cost menu items in order to reduce their spend. Unfavorable menu mix shifts could reduce average check amount, negatively impacting our ability to grow comparable restaurant sales.

We have generated a higher mix of sales from off-premise channels as a consumer preference for convenience has increased. More competition in these channels and any reduction in our ability to differentiate our concepts in these channels could negatively impact our comparable restaurant sales performance.

If our efforts to grow comparable restaurant sales are not successful, the effect, over time, would be to spread costs across a lower level of sales, which could materially adversely affect our financial performance.

If we are unable to protect our reputation, the value of our brands and sales at our restaurants may be negatively impacted, which could materially adversely affect our financial performance.

Our greatest asset is the value of our brands, which is directly linked to our reputation. We must protect our reputation in order to continue to be successful and to grow the value of our brands domestically and internationally.

Negative publicity directed at any of our brands, regardless of factual basis, such as relating to the quality of our restaurant food or consumer packaged goods, restaurant facilities, customer complaints or litigation alleging injury or food-borne illnesses, food tampering or contamination or poor health inspection scores, sanitary or other issues with respect to food processing by us or our suppliers, the condition of our restaurants, labor relations, any failure to comply with applicable regulations or standards, allegations of harassment, politically motivated accusations or other negative publicity, could damage our reputation. Any failure of our third-party delivery provider to represent our brands well could damage our reputation. These concerns are exacerbated by the speed with which negative information may now be disseminated through social media. (See Item 1A — Risk Factors — “Any inability to effectively use and manage social media, could harm our marketing efforts as well as our reputation, which could materially adversely affect our financial performance”). Negative publicity about us could harm our reputation and damage the value of our brands, which could materially adversely affect our financial performance.

We are experiencing significant labor cost inflation. If we are unable to offset higher labor costs, our cost of doing business will significantly increase, which could materially adversely impact our financial performance.

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

Our labor expenses include significant costs related to our self-insured health, pharmacy and dental benefit plans. Health care costs continue to rise and are especially difficult to project. These costs include very expensive new specialty pharmaceutical products. Material increases in costs associated with medical claims, or an increase in the severity or frequency of such claims, may cause health care costs to vary substantially from quarter-to-quarter and year-over-year. We offer a variety of health plans to our staff members, including lower cost high deductible health plans, with an option for participants to contribute to a personal health savings account. However, given the unpredictable nature of actual health care claims trends, including the severity or frequency of claims, in any given year our health care costs could significantly exceed our estimates, which could materially adversely affect our financial performance.

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

Our inability to anticipate and react effectively to changes in the costs of key operating resources may increase our cost of doing business, which could materially adversely affect our financial performance.

We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. We continue to evaluate the possibility of entering into similar arrangements for other commodities and also periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. Although these vehicles may be available to us, as of the end of fiscal 2019, we had chosen not to enter into any hedging contracts due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors. Commodities for which we have not entered into contracts can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Commodities we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs and varying global demand.

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

Certain products and ingredients commonly used in food preparation have recently come under scrutiny for possibly posing social and environmental risks, such as from an animal welfare and sustainability perspective. We have identified some of these products and ingredients in our supply chain and have adopted a comprehensive Sustainable Sourcing Policy under which we commit to a buying preference in our supply chain by 2025, or sooner where required, for products and ingredients that are sustainably grown and harvested and which do not have negative social impact, and for products from animals that are humanely raised and processed (“sustainable products”). While we are committed to implementing these changes in as timely and commercially feasible manner as possible, there is a risk that some of our products or ingredients may become the subject of adverse media attention before we are able to do so, regardless of factual basis. Additionally, while we make significant efforts to ensure we will have a sufficient ongoing supply of sustainable products at a reasonable cost, since there is currently a smaller market for certain of these products, they may be especially susceptible to cost volatility and supply fluctuations. We cannot be certain that our supply and cost mitigation efforts or commitment to purchase sustainable products will be successful.

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

Our financial performance could be materially adversely affected if we fail to retain, or effectively respond to a loss of key executives.

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

Concerns relating to food safety, food-borne illness, pandemics and other diseases could reduce customer traffic to our restaurants, disrupt our food supply chain or cause us to be the target of litigation, which could materially adversely affect our financial performance.

We face food safety risks, including the risk of food-borne illness and food contamination (including allergen cross contamination), which are common both in the restaurant industry and the food supply chain. While we dedicate substantial resources and provide training to ensure the safety and quality of the food we serve, these risks cannot be completely eliminated. Additionally, we rely on our network of suppliers to properly handle, store and transport our ingredients for delivery to our restaurants. Any failure by our suppliers, or their suppliers, could cause our ingredients to be contaminated, which could be difficult to detect and put the safety of our food in jeopardy. We freshly prepare our menu items at our restaurants, which may put us at greater risk for food-borne illness and food contamination outbreaks than some of our competitors who use processed foods or commissaries to prepare their food. The risk of food-borne illness also may increase whenever our menu items are served outside of our control, such as by third-party food delivery services, customer take-out or at catered events.

Adverse publicity or news reports, regardless of accuracy, regarding food quality or safety issues, illness, injury, recalls, health concerns, government or industry findings concerning food products served by us or our licensees or delivered by a third-party for off-premises consumption, or issues stemming from the operation of our restaurants or bakeries, restaurants operated by our licensees, third parties with whom we may co-brand products or who sell or distribute our products, or third parties we may use to procure materials used in our business or to deliver our products, or generally in the food supply chain, could be damaging to the restaurant industry overall and specifically harm our brand and reputation, which in turn could materially adversely affect our financial performance.

The demand for and availability and price of certain food items may be adversely impacted if a pathogen, such as coronavirus, Ebola, “mad cow disease,” “SARS,” “swine flu,” avian influenza, norovirus or other virus or bacteria, such as salmonella or E.coli, or if parasites or other toxins infect or are believed to have infected the food supply, including the food supply chain for our restaurants or bakery facilities. Additionally, customers may avoid our restaurants and/or it may become difficult to adequately staff our restaurants if our customers or staff members become infected with a pathogen which was actually or claimed to be contracted at our restaurants. Any adverse food safety occurrence may result in litigation against us. Although we carry liability and other insurance coverage to mitigate costs we may incur as a result of these risks, not all risks of this nature are fully insurable and, even if insured, the negative publicity associated with such an event could damage our reputation and materially adversely affect our financial performance.

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

We rely heavily on our in-restaurant and enterprise-wide computer systems and network infrastructure across our operations (“Cyber Environment”), which could be vulnerable to various risks. The efficient management of our operations depends upon our ability to protect our Cyber Environment against damage from theft, casualties such as fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, denial of service attacks, viruses, worms, malware, breaches of the algorithms we and our third-party service providers use to encrypt and protect data, including customer transaction and credit card data, and other malicious or disruptive events (collectively, “security incidents”). We employ both internal resources and external consultants to conduct auditing and testing for weaknesses in our Cyber Environment to reduce the likelihood of any security incident. In addition, we developed a multi-discipline security incident response plan to help ensure that our executives are fully and accurately informed and manage, with the help of content experts, the discovery, investigation and auditing of, and recovery from any security incidents. However, we can provide no assurance that these measures will be successful in preventing a security incident or mitigating losses resulting from a security incident. We have and will continue to have greater uncertainty with respect to these risks as they relate to our newly acquired concepts until we are able to complete a full review of their Cyber Environments and implement all identified corrective measures.

Our international licensees have access to certain elements of our intellectual property within their Cyber Environment and may not have developed adequate processes to secure their Cyber Environments against a security incident and may not maintain robust discovery, investigation, auditing or recovery protocols, or have the ability to promptly and effectively respond to a security incident. Available cyber-risk insurance coverage and policy limits may not adequately cover or compensate us in the event of a security incident. Our financial performance could be materially adversely affected if our operations are interrupted by a security incident from which we are not able to promptly and fully recover, if any cyber-risk insurance is unable to fully address our losses and/or if we become subjected to litigation or regulatory action because of such an incident.

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

Our ability to accept credit cards as a form of payment depends on us remaining compliant with standards set by the PCI Security Standards Council (PCI). These standards require certain levels of Cyber Environment security and procedures to protect our customers’ credit card and other personal information. We continue to evaluate additional security enhancements and have implemented end-to-end encryption and tokenization technology at our The Cheesecake Factory, Grand Lux Cafe, Rock Sugar Southeast Asian Kitchen and Social Monk Asian Kitchen concepts as well as public key infrastructure that only permits known computing assets access to our network and Intrusion Detection and Intrusion Prevention (IDS/IPS) that scans data in transit detecting and preventing the execution of harmful code. However, we can provide no assurance that our security measures will be successful in the event of an attempted or actual security incident. If these security measures are not successful, we may become subject to litigation or the imposition of regulatory penalties, which could result in negative publicity and significantly harm our reputation, either of which could materially adversely affect our financial performance. We have and will continue to have greater uncertainty with respect to these risks as they relate to our recently acquired restaurant concepts until we are able to complete a full review of their Cyber Environments and implement all identified corrective measures.

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

Any failure to realize the anticipated benefits of our acquisition of North Italia and the remaining business of Fox Restaurant Concepts LLC could materially adversely affect our financial performance.

On October 2, 2019, we completed the acquisition of North Italia and the remaining business of Fox Restaurant Concepts LLC ("FRC"), including Flower Child and all other FRC brands (the "Acquisition"). We have incurred and expect to continue to incur significant costs in connection with the Acquisition, including accounting, legal and other fees and expenses. Further, the Acquisition requires us to pay contingent consideration and provide financing to FRC in an amount sufficient to support certain targets during the five years after closing, in each case, subject to the satisfaction of certain conditions. In addition, we will incur substantial costs in connection with integrating FRC's businesses with ours, and there can be no assurance that we will not incur a material amount of unanticipated costs.

We acquired FRC's businesses with the expectation that the Acquisition will result in various benefits including, among others, business and growth opportunities and synergies in supply chain, real estate and other areas over time. However, even if we are able to successfully integrate FRC's businesses with ours, there can be no assurances that we will realize some or all of the anticipated benefits of the Acquisitions, within the anticipated timeframes, if at all. We may experience increased competition that limits our ability to expand our business, we may not be able to capitalize on expected business opportunities, and general industry and business conditions may deteriorate. If any of these or other expected or unexpected factors limit our ability to achieve the anticipated benefits of the Acquisition, or if such business opportunities, growth prospects and synergies are not realized for any other reason, our financial performance could be materially adversely affected.

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

We own and have applied to register trade names, logos, service marks, trademarks, copyrights and other intellectual property (collectively, “Intellectual Property”), including The Cheesecake Factory®, North Italia®, a collection within the Fox Restaurant Concepts subsidiary and other trademarks related to our restaurant businesses in the United States and in additional countries throughout the world. Our Intellectual Property is valuable to our business and requires continuous monitoring to protect. We regularly and systemically search for misappropriations of our Intellectual Property and seek to enforce our rights whenever appropriate to do so; however, we cannot be assured of success in every case and cannot possibly find all infringing uses of our Intellectual Property. Furthermore, we have not registered all of our Intellectual Property throughout the world, as doing so may not be feasible because of associated costs, various foreign trademark law prohibitions or registrations by others. Our failure or inability to protect our Intellectual Property worldwide could limit our ability to globally expand our brand.

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

We face a variety of risks and challenges related to our international operations and global brand development efforts, any of which could materially adversely affect our financial performance.

International operations have a unique set of risks and challenges that differ from country to country, and can include, among other risks, political instability, governmental corruption, social, religious and ethnic unrest, anti-American sentiment, delayed and potentially less effective ability to respond to a crisis occurring internationally, changes in global economic conditions (such as currency valuation, disposable income, unemployment levels and increases in the prices of commodities and labor), the regulatory environment, immigration, labor and pension laws, income and other taxes, consumer preferences and practices, as well as changes in the laws and regulations governing foreign investment, joint ventures or licensing arrangements in countries where our restaurants or licensees are located and local import controls.

Operations at our international Company-owned (Canada) and licensed restaurants (Middle East, Mexico and Asia) may be negatively affected by factors outside of our control, including, but not limited to:

●	difficulties in achieving the consistency of product quality and service as compared to restaurants we operate in the United States;
●	changes to our recipes required by cultural norms;
●	inability to obtain, at a reasonable cost, adequate and reliable supplies of ingredients and products necessary to execute our diverse menu;
●	availability of experienced management to operate international restaurants according to our domestic standards;
●	changes in economic conditions of our licensees, whether or not related to the operation of our restaurants;
●	differences, changes or uncertainties in economic, regulatory, legal, immigration, social, climatic, and political conditions, including the possibility of terrorism, social unrest, trade embargos and/or trade restrictions, which may result in periodic or permanent closure of foreign restaurants, affect our ability to supply our international restaurants with necessary supplies and ingredients and affect international perception of our brand;
●	inability of our licensees to locate profitable or suitable sites for development;
●	rising cost and scarcity of labor world-wide;
●	exchange rate fluctuations; and
●	currency fluctuations, trade restrictions, taxes or tariffs adversely affecting our or our licensees’ ability to import goods from the United States and other parts of the world that are required for operating our branded restaurants, including our cakes which are wholly manufactured in the United States.

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

We may not be able to successfully integrate FRC’s businesses or any future business we may acquire with ours.

Combining independent companies with separate businesses, customers, employees, cultures and systems is a complex, costly and time-consuming process. We may experience material unanticipated difficulties or expenses in connection with the integration of FRC’s businesses with ours, and this process may disrupt the business of either or both companies. In addition, we may pursue acquisitions of other businesses and assets. Some of the difficulties related to past and any future acquisitions could include:

●	consolidating and retaining management and other key employees;
●	integrating information, communications and other systems;
●	integrating purchasing, logistics, marketing and administration methods;
●	integrating corporate and administrative infrastructures;
●	minimizing the diversion of management’s attention from ongoing business concerns; and
●	successfully managing and coordinating the growth of the combined company.

In addition, we may incur impairment charges if an acquired business does not meet the performance expectations upon which the acquisition price was based. Many of these factors are outside of our control and any one of them could result in increased costs, decreased revenues and diversion of management’s time and focus, which could materially adversely impact our business, financial condition and operating results.

We may engage in expansion opportunities or other initiatives which may create risks to our business that could materially adversely affect our financial performance.

We may engage in other means to leverage our competitive strengths, including expansion of our brand to other retail opportunities and/or other initiatives. Many risks are inherent in any such development, investment arrangement, expansion of our brand or other initiative, including, without limitation:

●	damaging our reputation if retail products bearing our brand are not of the same value and quality that our customers associate with our brand;
●	dilution of the goodwill associated with our brand as it become more common and increasingly accessible;
●	inaccurate assessment of value, growth potential, weaknesses, liabilities, contingent or otherwise, and expected profitability of such ventures; and
●	diversion of management's attention and focus from existing operations to the expansion of our brand to non-restaurant items.

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

We assess the potential impairment of our long-lived assets on an annual basis or whenever events or changes in circumstances indicate the carrying value of the assets or asset group may not be recoverable. Factors considered include, but are not limited to, negative cash flow, significant underperformance relative to historical or projected future operating results, significant changes in the manner in which an asset is being used, an expectation that an asset will be disposed of significantly before the end of its previously estimated useful life and significant negative industry or economic trends. In addition, we may incur impairment charges if an acquired business does not meet the performance expectations upon which the acquisition price was based. At any given time, we may be monitoring certain locations, and future impairment charges and/or closures may occur if individual restaurant performance does not improve, which could materially adversely affect our financial performance.

We test our goodwill and other intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors considered include, but are not limited to historical financial performance, a significant decline in expected future cash flows, unanticipated competition, changes in management or key personnel, macroeconomic and industry conditions and the legal and regulatory environment. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be a material adverse affect on our financial performance.

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

Our ability to grow our business depends on the availability and selection of high-quality sites that meet our criteria. The number and timing of new restaurants opened during any given period, and their associated contribution to the growth of our business, will depend on a number of factors including, but not limited to:

●	unforeseen delays due to market conditions;
●	the identification and availability of high-quality locations;
●	an increase in competition for available premier locations;
●	the influence of consumer shopping trends on the availability of sites in traditional locations, such as premier shopping centers;
●	acceptable lease terms and the lease negotiation process;
●	the availability of suitable financing for our landlords;
●	the financial viability of our landlords;
●	timing of the delivery of the leased premises to us from our landlords in order to perform build-out construction activities;
●	the ability of our landlords and us to obtain all necessary governmental licenses and permits, and consents of third parties, on a timely basis to construct and operate our restaurants;
●	our ability to successfully manage the complex design, construction and preopening processes for our highly customized restaurants;
●	the availability and/or cost of raw materials and labor used in construction;
●	the availability of qualified tradespeople in the local market;
●	any unforeseen engineering or environmental problems with the leased premises; and
●	adverse weather or other delays during the construction period.

Changes in, or any failure to comply with, applicable laws or regulations could materially adversely affect our ability to operate our restaurants and/or increase our cost to do so, which could materially adversely affect our financial performance.

We are required to comply with various federal, state and local and foreign laws and regulations, including, without limitation, those relating to alcoholic beverage control, public health and safety, access and use by the disabled, environmental hazards, labor and employment, such as, equal wage laws and exempt versus non-exempt employee classifications, data security and food safety and labeling. Changes to these laws or regulations may create challenges for us. While we subscribe to certain services and have established procedures to identify legal and regulatory changes, we cannot be certain to identify and comply with every change on a timely basis. We may incur penalties and other costs, sanctions and adverse publicity by failing to comply with applicable laws, any of which could materially adversely affect our financial performance.

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

We are subject to federal and state laws that prohibit discrimination in the workplace and that set standards for the design, accessibility and operation of public facilities, such as the Americans with Disabilities Act. Compliance with these laws and regulations can be costly and failure to comply could create exposure to government proceedings and litigation. Even a perceived failure to comply could result in negative publicity that could damage our reputation and materially adversely affect our financial performance. In addition, various federal, state and local and foreign labor laws and regulations govern our operations and relationships with our staff members, including, but not limited to, minimum wages, breaks, overtime, deductions, certain benefits (including health care benefits), safety, working conditions and citizenship and legal residency requirements. These requirements also extend to independent third-party service providers we engage to perform certain services at our restaurants. While we take precautions to ensure that our third-party service providers comply with applicable laws and to maintain an independent contractor relationship, we cannot be assured such efforts will be successful, and we may incur liability vicariously as a joint employer for failures by our independent third-party service providers to comply with applicable laws. Changes in, or any failure to comply with, these laws and regulations could subject us to fines or other legal actions, which could materially adversely affect our financial performance. Additionally, some jurisdiction including California have introduced (or may be planning to introduce) legislation seeking to mandate an employment relationship between companies that facilitate third-party delivery services and their service personnel. If these measures are successful, delivery costs will significantly increase and/or these companies may choose to no longer operate within such jurisdictions, either of which result could significantly impede our ability to grow off-premises sales.

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

Federal law requires restaurant operators with twenty or more locations to make certain nutritional information available to customers. Additionally, some state, local and foreign governments also have enacted legislation regulating or prohibiting the sale of or mandating disclosures relating to certain types and/or levels of ingredients in food served in restaurants, such as trans fats, sodium, genetically modified organisms (GMOs) and gluten, and are taxing or considering taxing and/or otherwise regulating high fat, high sugar and high sodium foods. While it remains unclear if and to what extent consumers may reconsider dining preferences in response to such requirements, it is clear that consumer dining preferences continue to evolve and these preferences may evolve more rapidly in light of these new requirements. We must be able to quickly and effectively adapt to any significant shift in consumer dining preference. Our failure or inability to do so could cause our or our licensee’s restaurants to lose market share, which could materially adversely affect our financial performance.

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

We retain financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employment practices, staff health benefits and certain other insurable risks. A number of factors may significantly increase our self-insurance costs, such as conditions of the insurance market, the availability of insurance, or changes in applicable regulations. The accrued liabilities associated with these programs are based on our annual estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR”). Significant judgment is required to estimate IBNR amounts, as parties have yet to assert such claims. Our financial performance may be materially adversely affected if our actual claims costs significantly exceed our estimates.

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

Adverse weather conditions, natural disasters and health epidemics could unfavorably impact our restaurant sales, which could materially adversely affect our financial performance.

Adverse weather conditions, natural disasters and health epidemics can impact customer traffic at our restaurants, make it more difficult to fully staff our restaurants and, in more severe cases, such as hurricanes, earthquakes, tornadoes, blizzards, other natural disasters or health epidemics, such as the recent outbreak of coronavirus, cause a temporary inability to obtain supplies, increase commodity costs and cause closures of our affected restaurants, sometimes for prolonged periods of time, any of which could materially adversely affect our financial performance. The recent outbreak of coronavirus in China has caused and may cause additional restaurant closures by our licensees in affected areas and may result in restaurant closures by our international licenesses in other countries if the number of cases in those countries rises, which decreases the amount of roylaties we receive from these licensees. Climate change may cause adverse weather conditions and natural disasters to become more frequent and less predictable, which could make it more difficult to accurately project year-to-year comparisons in sales and other factors affecting financial performance. Our cash flows may be negatively impacted by delay in the receipt of proceeds under any insurance policies or programs we maintain against certain of these risks or the proceeds may not fully offset any such losses. Any or all of these situations could materially adversely affect our financial performance.

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

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. These provisions provide for the identification of material weaknesses in internal control over financial reporting — a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. There can be no assurance that we will be able to timely remediate material weakness in internal controls (if any) or maintain all of the controls necessary to remain in compliance. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, any of which could materially adversely affect our financial performance. We have not fully evaluated any changes in internal control over financial reporting associated with the Acquisition and therefore any material changes that may result from the Acquisition have not been disclosed in this report. We intend to disclose all material changes resulting from the Acquisition within or prior to the time of our first annual assessment of internal control over financial reporting that is required to include these entities. Additionally, changes in accounting standards or new accounting pronouncements and interpretations could materially adversely affect our previously reported or future financial results, which could materially adversely affect our financial performance.

We incurred substantial indebtedness to fund the Acquisition, which could adversely affect our business, and any failure to satisfy financial covenants and/or repayment requirements under our credit facility could harm our financial condition.

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

We financed the Acquisition with the New Facility and cash on hand. This increased indebtedness and our resulting higher debt-to-equity ratio, as compared to that which has existed on a historical basis, could limit our ability to obtain additional financing in the future and have other material consequences, including:

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

Under the New Facility, we are subject to certain financial covenants, limitations on cash distributions and negative covenants that restrict indebtedness, liens, investments, sales of assets, fundamental changes and other matters. Any failure to maintain these debt covenants or have sufficient liquidity to either repay or refinance the then outstanding balance at expiration of the New Facility, or upon violation of the covenants, could materially adversely affect our financial performance. (See Note 12 of Notes to Consolidated Financial Statements in Part IV, Item 15 for further discussion of our long-term debt.)

Risks Related to Owning Our Stock

The market price of our common stock is subject to volatility.

During fiscal 2019, the price of our common stock fluctuated between $35.83 and $51.15 per share. The market price of our common stock may be significantly affected by a number of factors, including, but not limited to, actual or anticipated variations in our operating results or those of our competitors as compared to analyst expectations, changes in financial estimates by research analysts with respect to us or others in the restaurant industry, and announcements of significant transactions (including mergers or acquisitions, divestitures, joint ventures or other strategic initiatives) by us or others in the restaurant industry. In addition, the equity markets have experienced price and volume fluctuations that affect the stock price of companies in ways that have been unrelated to an individual company’s operating performance. The price of our common stock may continue to be volatile, based on factors specific to our company and industry, as well as factors related to the equity markets overall.

Our stock price could be adversely affected if our performance falls short of our financial guidance and/or market expectations.

Our failure to achieve performance consistent with our financial guidance and/or market expectations could adversely affect the price of our stock. Factors such as comparable restaurant sales that are below our target, slowing growth of our concepts domestically, our inability to successfully integrate and realize the anticipated benefits of the Acquisition, execute other growth opportunities, a decline in growth of our international business, any event that causes our operating costs to substantially increase, including, without limitation, any of the events described elsewhere in these Risk Factors, or our failure to repurchase stock as expected or pay or increase our dividend over time, could cause our performance to fall short of our financial guidance and/or market expectations.

Our stock price could be adversely affected if we are unable to continue to pay or if we are unable to increase dividends.

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

Our stock price could be adversely affected by future sales or other dilution of our equity.

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

Our business and stock price could be adversely affected by the actions of activist investors.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.         PROPERTIES

Our corporate support center and one of our bakery production facilities are located in Calabasas Hills, California. The corporate support center consists of an 88,000 square foot main facility and a 19,000 square foot training facility on an approximately five acre parcel of land. The bakery production facility is a 60,000 square foot facility on an approximately three acre parcel of land. Our second bakery facility located in Rocky Mount, North Carolina is a 100,000 square foot facility on an approximately 31 acre parcel of land. Our development and design department is in a 29,000 square foot facility on approximately one acre of land in Irvine, California. All of these properties are owned by the Company. FRC's headquarters are located in Phoenix, Arizona in 22,150 square feet of leased office space.

As of March 11, 2020, we operated 294 Company-owned restaurants: 206 under The Cheesecake Factory® mark in 39 states, the District of Columbia, Puerto Rico and Ontario, Canada; 50 within our FRC subsidiary in nine states and the District of Columbia; 23 under the North Italia® mark in 11 states and the District of Columbia; 13 under the Grand Lux Cafe® mark in eight states; one under the RockSugar Southeast Asian Kitchen® mark in California; and one under the Social Monk Asian KitchenTM mark in California. All of our Company-owned restaurants are located on leased properties, and we have no current plans to own the real estate underlying our restaurants.

The Cheesecake Factory

Company-Owned Restaurants

Location
Alabama	1
Arizona	6
California	39
Colorado	3
Connecticut	4
Delaware	1
District of Columbia	1
Florida	19
Georgia	5
Hawaii	2
Idaho	1
Illinois	6
Indiana	2
Iowa	1
Kansas	1
Kentucky	2
Louisiana	1
Maryland	6
Massachusetts	7
Michigan	2
Minnesota	2
Missouri	3
Nebraska	1
Nevada	5
New Jersey	10
New Mexico	1
New York	12
North Carolina	4
Oklahoma	2
Ohio	7
Oregon	2
Pennsylvania	5
Puerto Rico	1
Rhode Island	1
South Carolina	1
Tennessee	5
Texas	16
Utah	2
Virginia	7
Washington	5
Wisconsin	3
Ontario, Canada	1
Total	206

ITEM 3.LEGAL PROCEEDINGS

See Note 14 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for a summary of legal proceedings.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol CAKE. There were approximately 1,000 holders of record of our common stock at February 21, 2020, and we estimate there were approximately 43,500 beneficial stockholders on that date.

Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the New Facility and applicable law, and such other factors that the Board considers relevant. (See Note 12 and 15 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt and stockholders’ equity, respectively and see Item 1A — Risk Factors — Our stock price could be adversely affected if we are unable to continue to pay or if we are unable to increase dividends.)

The following table presents our purchases of our common stock during the thirteen weeks ended December 31, 2019 (in thousands, except per share data):

	Total		Total Number of Shares	Maximum Number of
	Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs	Plans or Programs
October 2 — November 5, 2019	—	$—	—	3,090
November 6 — December 3, 2019	8	43.59	—	3,082
December 4 — December 31, 2019	2	42.93	—	3,080
Total	10		—

(1)	The total number of shares purchased includes 9,690 shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

On July 21, 2016, our Board authorized the repurchase of up to 56.0 million shares of our common stock, we have cumulatively repurchased 52.9 million shares at a total cost of $ 1,693.1 million through December 31, 2019, including 9,690 shares at a cost of $0.4 million during the fourth quarter of fiscal 2019. Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. (See Note 15 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our repurchase authorization and methods.)

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

	12/31/14	12/31/15	12/30/16	12/29/17	12/31/18	12/31/19
The Cheesecake Factory Incorporated	$100	$93	$123	$101	$93	$86
S&P 400 Midcap Index	$100	$96	$114	$131	$114	$142
NASDAQ US Benchmark TR Index (1)	$100	$100	$114	$138	$130	$171
Nation’s Restaurant News Index (2)	$100	$114	$115	$137	$147	$177

(1)	Underlying data provided by Nasdaq Global Indexes.
(2)	The Nation’s Restaurant News Index (“Index”) is a comprehensive restaurant industry index. In addition to fine and casual dining, the Index includes fast casual and quick-serve segment.

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 6.SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto, and with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year (1)
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Statements of Income Data:
Revenues	$2,482,692	$2,332,331	$2,260,502	$2,275,719	$2,100,609

Costs and expenses:
Cost of sales	561,783	532,880	519,388	526,628	504,031
Labor expenses	899,667	834,134	777,595	759,998	684,818
Other operating costs and expenses	631,613	566,825	552,791	540,365	500,640
General and administrative expenses	160,199	154,770	141,533	146,042	137,402
Depreciation and amortization expenses	88,133	95,976	92,729	88,010	85,563
Impairment of assets and lease terminations	18,247	17,861	10,343	114	6,011
Acquisition-related costs	5,270	—	—	—	—
Acquisition-related contingent consideration, compensation and amortization expenses	1,033	—	—	—	—
Preopening costs	13,149	10,937	13,278	13,569	16,898
Total costs and expenses	2,379,094	2,213,383	2,107,657	2,074,726	1,935,363

Income from operations	103,598	118,948	152,845	200,993	165,246
Gain/(loss) on investments in unconsolidated affliates	39,233	(4,754)	(479)	—	—
Interest and other expense, net	(2,497)	(6,783)	(5,900)	(9,225)	(5,894)
Income before income taxes	140,334	107,411	146,466	191,768	159,352
Income tax provision/(benefit)	13,041	8,376	(10,926)	52,274	42,829
Net income	$127,923	$99,035	$157,392	$139,494	$116,523

Net income per share:
Basic	$2.90	$2.19	$3.35	$2.91	$2.39
Diluted	$2.86	$2.14	$3.27	$2.83	$2.30

Weighted average shares outstanding:
Basic	43,949	45,263	46,930	47,981	48,833
Diluted	44,545	46,215	48,152	49,372	50,605

Cash dividends declared per common share	$1.38	$1.24	$1.06	$0.88	$0.73

Balance Sheet Data (at end of period):
Cash and cash equivalents	$58,416	$26,578	$6,008	$53,839	$43,854
Total assets	2,840,593	1,314,133	1,333,060	1,293,319	1,233,346
Total long-term debt and deemed landlord financing liability, including current portion	290,000	118,610	113,527	104,868	91,343
Total stockholders’ equity	571,742	571,059	613,530	603,207	588,539

Restaurant Data:
The Cheesecake Factory comparable restaurant sales	0.8%	1.7%	(0.8)%	1.2%	2.6%
The Cheesecake Factory restaurants open at year-end	206	201	199	194	187

(1)	Fiscal 2016 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks. The estimated impact of the 53rd week in fiscal 2016 was an increase in revenues and diluted net income per share of approximately $54.7 million and $0.07, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Mangagement's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), which contains forward-looking statements, should be read in conjunction with our audited consolidated financial statements and related notes in Part IV, Item 15 of this report, the “Risk Factors” included in Part I, Item 1A of this report and the cautionary statements included throughout this report. The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position.

The following MD&A includes a discussion comparing our results in fiscal 2019 to fiscal 2018. For a discussion comparing our results from fiscal 2018 to fiscal 2017, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2019, filed with the SEC on March 4, 2019.

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 294 restaurants throughout the United States and Canada under brands including The Cheesecake Factory®, North Italia® and a collection within our FRC subsidiary. Internationally, 26 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

On October 2, 2019, we completed the acquistion of North Italia and the remaining business of Fox Restaurant Concepts LLC (“FRC”), including Flower Child and all other FRC brands (the “Acquisition”). The results of operations, financial position and cash flows of the acquired businesses are included in our consolidated financial statements as of the acquisition date. (See Note 2 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of the Acquisition.)

Overview

Our strategy is driven by our commitment to customer satisfaction and is focused primarily on menu innovation, service and operational execution to continue to differentiate ourselves from other restaurant concepts, as well as to drive competitively strong performance that is sustainable. Financially, we are focused on prudently managing expenses at our restaurants, bakery facilities , FRC headquarters and corporate support center, and leveraging our size to make the best use of our purchasing power.

Investing in new Company-owned restaurant development is our top capital allocation priority, with a focus on opening our concepts in premier locations within both new and existing markets . For The Cheesecake Factory concept, we target an average cash-on-cash return on investment of approximately 20% to 25% at the unit level. We target an average cash-on-cash return on investment of about 35% for the North Italia concept and 25% to 30% for the FRC concepts. Returns are affected by the cost to build restaurants, the level of revenues that each restaurant can deliver and our ability to maximize the profitability of restaurants. Investing in new restaurant development that meets our return on investment criteria is expected to support achieving mid-teens Company-level return on invested capital.

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

Average check is driven by menu price increases and/or changes in menu mix. We generally update The Cheesecake Factory restaurant menus twice a year, and our philosophy is to use price increases to help offset key operating cost increases in a manner that balances protecting both our margins and customer traffic levels. We plan to continue targeting menu price increases of approximately 2% to 3% annually , utilizing a market-based strategy to help mitigate cost pressure in higher-wage geographies, and expect near-term increases to be at the higher end of this range.

Margins are subject to fluctuations in commodity costs, labor, restaurant-level occupancy expenses, general and administrative ("G&A") expenses and preopening expenses. Our objective is to stabilize our margins, and longer-term to drive margin expansion, by maintaining flat restaurant-level margins at The Cheesecake Factory concept, leveraging our bakery operations, international and consumer packaged goods royalty revenue streams and G&A expense over time, and optimizing our restaurant portfolio.

We plan to maintain a balanced capital allocation strategy, comprised of: investing in new restaurants that are expected to meet our targeted returns, repaying borrowings under the New Facility and continuing our dividend and share repurchase program, the latter of which offsets dilution from our equity compensation program and supports our earnings per share growth. Our ability to declare dividends and repurchase shares is subject to financial covenants under the New Facility.

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

Results of Operations

The following table presents, for the periods indicated, information from our consolidated statements of income expressed as percentages of revenues.

	Fiscal Year
	2019	2018	2017
Revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	22.6	22.8	23.0
Labor expenses	36.3	35.8	34.4
Other operating costs and expenses	25.5	24.3	24.4
General and administrative expenses	6.5	6.6	6.2
Depreciation and amortization expenses	3.5	4.1	4.1
Impairment of assets and lease terminations	0.7	0.8	0.5
Acquisition-related costs	0.2	—	—
Acquisition-related contingent consideration, compensation and amortization expenses	0.0	—	—
Preopening costs	0.5	0.5	0.6
Total costs and expenses	95.8	94.9	93.2

Income from operations	4.2	5.1	6.8
Gain/(loss) on investments in unconsolidated affiliates	1.6	(0.3)	(0.0)
Interest and other expense, net	(0.1)	(0.2)	(0.3)
Income before income taxes	5.7	4.6	6.5
Income tax provision/(benefit)	0.6	0.4	(0.5)
Net income	5.1%	4.2%	7.0%

Fiscal 2019 Compared to Fiscal 2018

Revenues

Revenues increased 6.5% to $2, 482.7 million for fiscal 2019 compared to $2,332.3 million for fiscal 2018, primarily due to additional revenue related to the acquired restaurants, new restaurant openings and positive comparable restaurant sales.

Revenue contribution from the acquired concepts in the fourth quarter of fiscal 2019, including comparable restaurant sales growth of approximately 4% for North Italia, totaled $92.0 million. Comparable sales at The Cheesecake Factory restaurants increased by 0.8%, or $17.5 million, from fiscal 2018. This compares to the casual dining industry which had approximately flat comparable sales, as measured by Knapp Track. The Cheesecake Factory comparable sales growth was driven by average check growth of 4.0% (based on an increase of 3.1% in menu pricing and a 0.9% positive change in mix), partially offset by a decline in customer traffic of 3.2%. We implemented effective menu price increases of approximately 1.6% in both the first and third quarters of fiscal 2019. The Cheesecake Factory average sales per restaurant operating week increased 0.8% to $207,310 in fiscal 2019 from $205,660 in fiscal 2018. Total operating weeks at The Cheesecake Factory restaurants increased 1.7% to 10,520 in fiscal 2019 compared to 10,344 in the prior year. North Italia average sales per restaurant operating week for the fourth quarter was $125,960 based on 280 operating weeks.

Restaurants become eligible to enter our comparable sales base in their 19th month of operation. At December 31, 2019, there were nine The Cheesecake Factory restaurants not yet in our comparable sales base. International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from our comparable sales calculations.

External bakery sales were $ 58.4 million for fiscal 2019 compared to $ 54.4 million for fiscal 2018.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses. As a percentage of revenues, cost of sales was 22.6% for fiscal 2019 compared to 22.8% for fiscal 2018.

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

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 36.3% and 35.8% in fiscal 2019 and fiscal 2018, respectively. This variance was driven primarily by higher hourly wage rates.

For new restaurants, labor expenses will typically be higher for a period of time after opening while our management team becomes more accustomed to predicting and managing the sales volumes at the new restaurants.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead and distribution expenses. As a percentage of revenues, other operating costs and expenses increased to 25.5% for fiscal 2019 from 24.3% for fiscal 2018. This increase was primarily driven by increased rent expense related to our adoption of the new lease accounting standard and higher marketing costs, partially offset by lower general liability costs.

G&A Expenses

G&A expenses consist of the restaurant management recruiting and training program, restaurant field supervision, corporate support and bakery administrative organizations, as well as gift card commissions to third-party distributors. As a percentage of revenues, G&A expenses decreased to 6.5% for fiscal 2019 versus 6.6% for fiscal 2018.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 3.5% in fiscal 2019 compared to 4.1% in fiscal 2018. This decrease was primarily due to our adoption of the new lease accounting standard. (See Note 1 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our adoption of the new lease accounting standard.)

Impairment of Assets and Lease Terminations

In fiscal 2019, we recorded $18.2 million of impairment of assets and lease termination expense related to the impairment of two The Cheesecake Factory restaurants, one Grand Lux Cafe and Social Monk Asian Kitchen and the closure of one Grand Lux Cafe and one RockSugar Southeast Asian Kitchen. In fiscal 2018, we recorded $17.9 million of impairment of assets and lease termination expense related to the impairment of one The Cheesecake Factory restaurant, one Grand Lux Cafe and one RockSugar Southeast Asian Kitchen and the closure of two The Cheesecake Factory restaurants.

Acquisition-Related Costs

In fiscal 2019, we recorded $5.3 million of costs to effect and integrate the Acquisition.

Acquisition-Related Contingent Consideration, Compensation and Amortization Expenses

In fiscal 2019, we recorded $1.0 million of acquisition-related expenses related to changes in the fair value of the deferred and contingent consideration and compensation liabilities, as well as amortization of acquired definite-lived licensing agreements.

Preopening Costs

Preopening costs were $ 13.1 million for fiscal 2019 compared to $10.9 million for fiscal 2018 . We opened nine restaurants in fiscal 2019 comprised of five The Cheesecake Factory restaurants, one Social Monk Asian Kitchen, one North Italia and two Flower Child locations, compared to five restaurants in fiscal 2018 comprised of four The Cheesecake Factory restaurants and one Grand Lux Cafe. Preopening costs include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities. Preopening costs can fluctuate significantly from period to period based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Gain/(loss) on Investments in Unconsolidated Affiliates

We recorded a $39.2 million gain on investments in unconsolidated affiliates in fiscal 2019 compared to a $4.8 million loss in fiscal 2018. This variance was primarily driven by the fiscal 2019 gain of $52.7 million on our investments in North Italia and Flower Child upon acquisition of the remaining equity interests in these concepts, partially offset by an increase in our share of pre-acquisition losses incurred by these concepts which were driven primarily by impairment of assets and acquisition-related expenses.

Interest and Other Expense, Net

Interest and other expense, net was $2.5 million in fiscal 2019 compared to $6.8 million in fiscal 2018. This variance was primarily due to our adoption of the new lease accounting standard under which we no longer have deemed landlord financing liabilities and associated interest expense, partially offset by increased interest expense related to higher outstanding debt.

Income Tax Provision/(Benefit)

Our effective income tax rate was 9.3% in fiscal 2019 compared to 7.8% in fiscal 2018. This variance was driven primarily by a lower proportion of FICA tip credit in relation to pre-tax income partially offset by non-taxable gains on our investments in variable life insurance contracts used to support our non-qualified deferred compensation plan as compared to non-deductible losses in fiscal 2018. (See Note 18 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of income taxes.)

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data).

	Fiscal Year
	2019	2018	2017
Net income	$127,293	$99,035	$157,392
Impairment of assets and lease terminations (1)	18,247	17,861	10,343
Loss on investment in unconsolidated affiliates (2)	13,439	4,754	479
Gain on investment in unconsolidated affiliates (3)	(52,672)	—	—
Acquisition-related costs (4)	5,270	—	—
Acquisition-related contingent consideration, compensation and amortization expenses (5)	1,033	—	—
Tax effect of adjustments (6)	3,818	(5,880)	(4,329)
One-time tax benefit items (7)	—	—	(38,525)
Adjusted net income	$116,428	$115,770	$125,360

Diluted net income per share	$2.86	$2.14	$3.27
Impairment of assets and lease terminations (1)	0.41	0.39	0.21
Loss on investment in unconsolidated affiliates (2)	0.30	0.10	0.01
Gain on investment in unconsolidated affiliates (3)	(1.18)	—	—
Acquisition-related costs (4)	0.12	—	—
Acquisition-related contingent consideration, compensation and amortization expenses (5)	0.02	—	—
Tax effect of adjustments (6)	0.09	(0.13)	(0.09)
One-time tax benefit items (7)	—	—	(0.80)
Adjusted diluted net income per share (8)	$2.61	$2.51	$2.60

(1)	See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of impairment of long-lived assets and lease terminations expense.
(2)	Represents our share of pre-acquisition losses incurred by North Italia and Flower Child.

(3)	Represents gain related to the acquisition of the remaining equity interests in North Italia and Flower Child. (See Note 2 and Note 18 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of the Acquisition and income taxes, respectively.)
(4)	Represents our costs incurred to effect and integrate the Acquisition. (See Note 2 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of the Acquisition.)
(5)	Represents changes in the fair value of the acquisition-related deferred consideration and contingent consideration and compensation liabilities, as well as amortization of acquired definite-lived licensing agreements. (See Note 2 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of the Acquisition.)
(6)	Based on the federal statutory rate and an estimated blended state tax rate, the tax effect on all adjustments other than the gain on investment in unconsolidated affiliates assumes a 26% tax rate for fiscal 2019 and 2018 and a 40% tax rate for fiscal 2017.
(7)	Represents a benefit to our income tax provision related to the Tax Act in fiscal 2017. (See Note 18 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of income taxes.)
(8)	Adjusted diluted net income per share may not add due to rounding.

Fiscal 2020 Outlook

This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codifed in Section 27A of the Securities Act, and Section 21E of the Echange Act and should be read in conjunction with our consolidated financial statements and related notes in Part IV, Item 15 of this report, the “Risk Factors” included in Part I, Item 1A of this report and the cautionary statements included throughout this report.

For fiscal 2020, we estimate adjusted diluted net income per share will be between $2.70 and $2.86 based on an assumed comparable sales range of 1% to 2% at The Cheesecake Factory restaurants and approximately $425 million in revenue contributed by North Italia and FRC. This adjusted diluted net income per share range excludes acquisition-related costs and contingent consideration, compensation and amortization, which we expect will be approximately $8 million and $4 million, respectively. For fiscal 2020, we estimate food inflation of about 2%, wage rate inflation of approximately 5.5% and an effective tax rate of approximately 9%.

In fiscal 2020, we plan new unit growth to accelerate with as many as 20 new restaurants. This includes six The Cheesecake Factory restaurants, six North Italia restaurants and eight restaurants within the FRC subsidiary, which includes as many as four Flower Child locations. We also expect as many as four locations to open internationally under licensing agreements.

We expect fiscal 2020 net capital expenditures to range between $130 million and $140 million to support anticipated new unit growth and ongoing maintenance needs. We will also have a $17.3 million cash outflow for acquisition-related deferred consideration.

Liquidity and Capital Resources

Our corporate financial objectives are to maintain a sufficiently strong and conservative balance sheet to support our operating initiatives and unit growth while maintaining financial flexibility to provide the financial resources necessary to protect and enhance the competitiveness of our restaurant and bakery brands and to provide a prudent level of financial capacity to manage the risks and uncertainties of conducting our business operations under various economic and industry cycles. Our ongoing capital requirements are principally related to our restaurant expansion plans, ongoing maintenance of our restaurants and bakery facilities, and investment in our corporate and information technology infrastructures.

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

Historically, we have obtained capital from our ongoing operations, public stock offerings, credit facilities, stock option exercises and construction contributions from our landlords. Our requirement for working capital is not significant, since our restaurant customers pay for their food and beverage purchases in cash or cash equivalents at the time of sale, and we are able to sell many of our restaurant inventory items before payment is due to the suppliers of such items.

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Fiscal Year
	2019	2018	2017

Cash provided by operating activities	$218.8	$291.3	$238.8
Additions to property and equipment	$(73.8)	$(102.9)	$(120.8)
Growth capital provided to unconsolidated affiliates	$(3.0)	$(25.0)	$(18.0)
Acquisition, net of cash acquired	$(261.7)	$—	$—
Net borrowings on credit facility	$280.0	$—	$10.0
Deemed landlord financing proceeds	$—	$21.8	$12.1
Proceeds from exercise of stock options	$7.7	$8.6	$9.0
Cash dividends paid	$(60.7)	$(56.3)	$(49.9)
Treasury stock purchases	$(51.0)	$(109.3)	$(123.0)

During fiscal 2019, our cash and cash equivalents increased by $31.8 million to $58.4 million. This increase was primarily attributable to cash provided by operating activities and borrowings on our credit facility, partially offset by cash paid for the Acquisition, additions to property and equipment, dividend payments and treasury stock purchases.

Capital expenditures for new restaurants, including locations under development as of each fiscal year-end, were $40.5 million, $58.6 million and $76.5 million for fiscal 2019, 2018 and 2017, respectively. Capital expenditures also included $29.4 million, $26.9 million and $36.5 million for our existing restaurants and $3.9 million, $17.4 million and $7.8 million for bakery and corporate capacity and infrastructure investments in fiscal 2019, 2018 and 2017, respectively, including an infrastructure upgrade of our California bakery in 2018.

As of December 31, 2019, we maintained a $400 million unsecured revolving credit facility (the “New Facility”), $40 million of which could be used for issuances of letters of credit. The New Facility, which terminates on July 30, 2024, contains a commitment increase feature that could provide for an additional $200 million in available credit upon our request and subject to the satisfaction of certain conditions. Certain of our material subsidiaries have guaranteed our obligations under the New Facility. During fiscal 2019, we utilized the New Facility to fund the Acquisition. During fiscal 2019, 2018 and 2017, we utilized our previous credit facility to fund a portion of our stock repurchases. At December 31, 2019, we had net availability for borrowings of $90.6 million, based on a $290.0 million outstanding debt balance and $19.4 million in standby letters of credit. The New Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio. As of December 31, 2019, we were in compliance with the covenants set forth in the New Facility. (See Note 12 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt .)

On October 2, 2019 (“Closing” or “Closing Date”), we acquired North Italia and FRC, including Flower Child and all other FRC brands. The Acquisition was completed for consideration consisting of the following components: $286 million in cash at Closing, which was primarily funded by drawing on the New Facility; assumption of $10 million in debt previously owed by FRC to us; a $12 million indemnity escrow amount specifically related to North Italia due ratably over the next two years; and $45 million of deferred consideration due ratably over the next four years (including a $13 million indemnity escrow amount specifically related to the remaining FRC business).

The acquisition agreement also included a contingent consideration provision which is payable on the fifth anniversary of the Closing Date and is based on achievement of revenue and profitability targets for the FRC brands other than North Italia and Flower Child with considerations made in the event we undergo a change in control or divest any FRC brand (other than North Italia and Flower Child). We are also required to provide financing to FRC in an amount sufficient to support achievement of these targets during the five years after Closing. (See Note 2 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of the Acquisition.)

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

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 52.9 million shares at a total cost of $1,693.1 million through December 31, 2019, including 9,690 shares at a cost of $0.4 million during the fourth quarter of fiscal 2019. During fiscal 2019, 2018 and 2017, we repurchased 1.1 million, 2.3 million and 2.6 million shares of our common stock at a cost of $51.0 million, $109.3 million and $123.0 million, respectively. Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. We make the determination to repurchase shares based on several factors, including current and forecasted operating cash flows, capital needs associated with new restaurant development and maintenance of existing locations, dividend payments, debt levels and cost of borrowing, obligations associated with the Acquisition, our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and financial covenants under the New Facility that limit share repurchases based on a defined ratio. (See Note 12 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.) Our objectives with regard to share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth. (See Note 15 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our repurchase authorization and methods.)

Based on our current expansion objectives, we believe that during the upcoming 12 months our cash and cash equivalents, combined with expected cash flows provided by operations, available borrowings under the New Facility and expected landlord construction contributions should be sufficient in the aggregate to finance our capital allocation strategy, including capital expenditures, continuation of our dividend and share repurchase program, potential debt repayments and obligations associated with the Acquisition.

As of December 31, 2019, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Contractual Obligations and Commercial Commitments

The following table summarizes our undiscounted contractual obligations and commercial commitments as of December 31, 2019 (amounts in millions):

	Payment Due by Period
		Less than			More than
	Total	1 Year	1‑3 Years	4‑5 Years	5 Years
Contractual obligations
Recorded contractual obligations:
Operating leases liabilities (1)	$2,030.5	$122.3	$249.8	$242.6	$1,415.8
Long-term debt	290.0	—	—	290.0	—
Deferred consideration (2)	57.0	17.3	28.5	11.2	—
Uncertain tax positions (3)	0.7	—	0.7	—	—
Unrecorded contractual obligations:
Purchase obligations (4)	118.2	87.3	24.0	6.9	—
Real estate obligations (5)	176.1	37.6	15.0	11.1	112.4
Total	$2,672.5	$264.5	$318.0	$561.8	$1,528.2

Other commercial commitments
Standby letters of credit	$19.4	$19.4	$—	$—	$—

(1)	Includes $867.2 million related to options to extend lease terms that are reasonably certain of being exercised. (See Note 1 in Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for discussion of leases.)
(2)	Represents acquisition-related deferred consideration. (See Note 2 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of the Acquisition.)
(3)	Represents liability for uncertain tax positions. (See Note 18 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of income taxes.)
(4)	Includes obligations for inventory purchases, equipment purchases, information technology and other miscellaneous commitments. Amounts exclude agreements that are cancelable without significant penalty.
(5)	Real estate obligations include construction commitments, net of up-front landlord construction contributions, and legally binding minimum lease payments for leases signed but not yet commenced. Amounts exclude agreements that are cancelable without significant penalty.

The acquisition agreement also included a contingent consideration provision which is payable on the fifth anniversary of the Closing Date and is based on achievement of revenue and profitability targets for the FRC brands other than North Italia and Flower Child with considerations made in the event we undergo a change in control or divest any FRC brand (other than North Italia and Flower Child) during the five years after Closing. We are also required to provide financing to FRC in an amount sufficient to support achievement of these targets during the five years after Closing. (See Note 2 in Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of the Acquisition.)

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

Business Combination

On October 2, 2019, we completed the acquisition of North Italia and the remaining business of Fox Restaurant Concepts LLC. In accordance with the acquisition method of accounting for business combinations, we allocated the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on preliminary estimated fair values. Our purchase price allocation methodology contains uncertainties because it requires us to make certain assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities, including, but not limited to, property and equipment and intangible assets. We estimated the fair value of assets and liabilities based upon widely-accepted valuation techniques, including discounted cash flow, relief from royalty and Monte Carlo methods, depending on the nature of the assets acquired or liabilities assumed. The process for estimating fair values in many cases requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount rates. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates. We expect minor adjustments to our purchase accounting in the first quarter of fiscal 2020 as we finalize our valuation of the acquired intangible assets.

Contingent Consideration

The acquisition agreement also included a contingent consideration provision which is payable on the fifth anniversary of the Closing Date. The fair value of the contingent consideration was determined utilizing a Monte Carlo model based on estimated future revenues, margins and volatility factors, among other variables and estimates, and has no maximum payment. The fair value of the contingent consideration is highly subjective, and results could change materially if different estimates and assumptions were used.

Intangible Assets

Goodwill and other indefinite-lived intangible assets are tested for impairment annually or on an interim basis if events or changes in circumstances between annual tests indicate a potential impairment. Factors considered include, but are not limited to historical financial performance, a significant decline in expected future cash flows, unanticipated competition, changes in management or key personnel, macroeconomic and industry conditions and the legal and regulatory environment. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed. The quantitative assessment requires an analysis of several best estimates and assumptions, including future sales and operating results, and other factors that could affect fair value or otherwise indicate potential impairment. The goodwill impairment assessment involves valuing our reporting units that carry goodwill and considers their projected ability to generate income from operations and positive cash flow in future periods. The fair value assessment could change materially if different estimates and assumptions were used.

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

Assessing whether impairment testing is warranted and, if so, determining the amount of expense require the use of estimates and assumptions regarding future cash flows, which are subject to a significant degree of judgment based on our experience and knowledge. These estimates can be significantly impacted by changes in the economic environment, real estate market conditions and capital spending decisions.

Leases

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

Uncertain tax positions taken or expected to be taken in a tax return are recognized (or derecognized) in the financial statements when it is more likely than not (i.e., a likelihood of more than 50%) that the position would be sustained on its technical merits upon examination by tax authorities, taking into account available administrative remedies and litigation. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution. Assessment of uncertain tax positions requires significant judgments relating to the amounts, timing and likelihood of resolution. Our actual results could differ materially from these estimates.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes in Part IV, Item 15 of this report, the “Risk Factors” included in Part I, Item 1A of this report' the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this report and the cautionary statements included throughout this report. Actual results may differ materially from the following discussion based on general conditions in the commodity and financial markets.

We purchase food and other commodities for use in our operations based on market prices established with our suppliers. Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control. We mitigate the risk of supply shortages and obtain competitive prices by utilizing multiple qualified suppliers for substantially all of our ingredients and supplies. We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. We continue to evaluate the possibility of entering into similar arrangements for other commodities and also periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. Although these vehicles may be available to us, as of the end of our 2019 fiscal year, we had chosen not to enter into any hedging contracts due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors. Commodities for which we have not entered into contracts can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Commodities we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs and varying global demand. We may or may not have the ability to increase menu prices or vary menu items in response to food commodity price increases. For fiscal years 2019 and 2018, a hypothetical increase of 1% in food costs would have negatively impacted cost of sales by $5.6 million and $5.4 million, respectively. (See Item 1A — Risk Factors — “Our inability to anticipate and react effectively to changes in the costs of key operating resources may increase our cost of doing business, which could materially adversely affect our financial performance.”)

We are exposed to market risk from interest rate changes on our funded debt. This exposure relates to the component of the interest rate on the New Facility and our previous credit facility that is indexed to market rates. Based on outstanding borrowings at December 31, 2019 and January 1, 2019, a hypothetical 1% rise in interest rates would have increased interest expense by $2.9 million and $0.1 million, respectively, on an annual basis. (See Note 12 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our ESP to the extent these investments are not equivalent to the related liability. In addition, because changes in these investments are not taxable, gains and losses result in tax benefit and tax expense, respectively, and directly affect net income through the income tax provision. Based on balances at December 31, 2019 and January 1, 2019, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes. However, under such scenario, net income would have declined by $1.9 million and $1.5 million at December 31, 2019 and January 1, 2019, respectively.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required to be filed hereunder are set forth in Part IV, Item 15 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this Item 9 was previously reported in the Company’s Current Report on Form 8-K that was filed with the SEC on March 7, 2018.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

On October 2, 2019, we completed the acquistion of North Italia and the remaining business of Fox Restaurant Concepts LLC ("FRC"). As permitted by the Securities and Exchange Commission, management has elected to exclude these businesses from its assessment of internal controls over financial reporting as of December 31, 2019. North Italia's and FRC's operations are included in the Company's 2019 consolidated financial statements for the period from October 2, 2019 to December 31, 2019 and represented 28.3% of the Company's consolidated total assets as of December 31, 2019 and 3.7% of the Company's consolidated total revenues for the year ended December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 of this report.

Changes in Internal Control over Financial Reporting

As previously announced, we acquired North Italia and the remaining business of Fox Restaurant Concepts, including Flower Child and all other FRC brands on October 2, 2019. We have not fully evaluated any changes in internal control over financial reporting associated with the acquisition and therefore any material changes that may result from these acquisitions have not been disclosed in this report. We intend to disclose all material changes resulting from these acquisitions within or prior to the time of our first annual assessment of internal control over financial reporting that is required to include these entities.

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during fiscal year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Information with respect to our executive officers is included in Part I, Item 1 of this report. Other information required by this item is hereby incorporated by reference from the sections entitled “Election of Directors,” “The Board and Corporate Governance,” and ”Delinquent Section 16(a) Reports” in our definitive proxy statement for the annual meeting of stockholders to be held on May 30, 2019 (the “Proxy Statement”).

ITEM 11.EXECUTIVE COMPENSATION

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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference to the sections entitled “Policies Regarding Review, Approval or Ratification of Transactions with Related Persons” and “The Board and Corporate Governance” in the Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the section entitled “Independent Registered Public Accounting Firm Fees and Services” (in the proposal entitled “Ratification of Selection of Independent Registered Public Accounting Firm”) in the Proxy Statement.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

ITEM 16.FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

The Cheesecake Factory Incorporated:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Cheesecake Factory Incorporated and subsidiaries (the Company) as of December 31, 2019 and January 1, 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and January 1, 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired North Italia and the remaining business of Fox Restaurant Concepts LLC (FRC) during 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, North Italia’s and FRC’s internal control over financial reporting associated with 28.3% of total assets and 3.7% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of North Italia and FRC.

Change in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers as of January 3, 2018 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, and has changed its method of accounting for leases as of January 2, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of carrying value of property and equipment

As discussed in Notes 1 and 6 to the consolidated financial statements, the property and equipment, net, and impairment of assets and lease termination balances as of and for the year ended December 31, 2019 were $832 million and $18 million, respectively. The Company assesses the potential impairment of long-lived assets, which includes property and equipment, net, on an annual basis or whenever events or changes in circumstances indicate the carrying value of the asset or asset group may not be recoverable.

We identified the assessment of the carrying value of property and equipment, net, as a critical audit matter. For some restaurant asset groups, the estimated undiscounted cash flow of the asset groups were less than their carrying values, which indicated potential impairment. This required the Company to estimate the fair value of the asset groups in order to measure the amount of impairment expense. The estimates of undiscounted cash flow and fair value resulted in the application of greater auditor judgment. In particular, the revenue growth rate and the operating margin assumptions used to estimate both the undiscounted cash flow and the fair value of the restaurant asset groups were challenging to evaluate as minor changes to those assumptions had a potential significant effect on the Company’s assessment of the carrying value of the restaurant asset groups, and the amount of the related impairment expense.

The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the Company’s long-lived asset impairment assessment process. This included controls related to the determination of the undiscounted cash flow and fair value of the restaurant asset groups, and the related revenue growth rate and operating margin assumptions. We performed sensitivity analyses over the revenue growth rate and operating margin assumptions to assess their impact on the Company’s determination of the undiscounted cash flow and fair value of the restaurant assets groups. We evaluated the Company’s forecasted revenue growth rate and operating margin assumptions for the restaurant asset groups by comparing the assumptions to the restaurant asset groups’ historical and peer group performance. We compared the Company’s revenue growth rate and operating margin forecasts to actual results to assess the Company’s ability to accurately forecast.

Evaluation of the acquisition-date fair values of trade names and trademarks and remeasurement of previously held equity interests

As discussed in Notes 1, 2 and 7 to the consolidated financial statements, on October 2, 2019, the Company acquired North Italia and the remaining business of Fox Restaurant Concepts LLC (FRC). As a result of the transaction, the Company acquired trade names and trademarks representing the names of the restaurant concepts acquired. The acquisition-date fair value for the trade names and trademark assets are included in intangibles acquired of $337 million. The Company also remeasured previously held equity interests in North Italia and Flower Child immediately before the acquisition to acquisition-date fair value of $122 million and recognized a gain of $53 million which is included in gain on investments in unconsolidated affiliates in the consolidated statements of operations.

We identified the evaluation of the acquisition-date fair value of the North Italia, Flower Child and other FRC trade names and trademark assets and the remeasurement of previously held equity interests in North Italia and Flower Child as a critical audit matter. A high degree of subjective auditor judgment was involved in evaluating certain inputs to the relief from royalty model used to determine the fair value of the trade names and trademarks, and the discounted cash flow model used to determine the enterprise value of North Italia and Flower Child. The key inputs used in the relief from royalty model included royalty rates, discount rates, and revenue growth rates. The key inputs used in the discounted cash flow model included revenue growth rates, EBITDA as a percentage of revenue, and discount rates. There was limited observable market information and the calculated fair value of such assets was sensitive to possible changes in these key inputs.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s acquisition-date valuation process, including controls over the key inputs listed above. In connection with our assessment of the inputs used in the valuation, we compared forecasted revenue growth rates and EBITDA as a percentage of revenue to historical actual results and performing sensitivity analyses to assess the impact of changes to the forecasted revenue growth rates. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

●evaluating the selected discount rates by comparing them against discount rate ranges that were independently developed using publicly available market data;
●assessing the forecasted revenue growth rates and EBITDA as a percentage of revenue by comparing them against revenue growth rates and EBITDA as a percentage of revenue of publicly available market data for comparable companies;
●evaluating the selected royalty rates by comparing them against publicly available royalty rates of comparable companies; and
●testing the estimates of fair values of the trade name and trademark assets and enterprise values using independently obtained market data and comparing the results to the Company’s fair value estimates.

Evaluation of the acquisition-date fair value of contingent consideration

As discussed in Notes 1, 2 and 13 to the consolidated financial statements, on October 2, 2019, the Company acquired North Italia and the remaining business of Fox Restaurant Concepts LLC. The acquisition agreement included a contingent consideration provision, a portion of which was considered part of the acquisition consideration, and the remainder of which was considered future compensation expense. The acquisition-date fair values for the acquisition consideration and future compensation expense were $13 million and $7 million, respectively.

We identified the evaluation of the acquisition-date fair value of the contingent consideration as a critical audit matter. A high degree of subjective auditor judgment was required in evaluating certain inputs to the Monte Carlo model used to determine the fair value of the contingent consideration. Specifically, the key inputs included forecasted revenue growth rates, EBITDA as a percentage of revenue and volatility rate. There was limited observable market information, and the calculated fair value of the contingent consideration was sensitive to possible changes to these key inputs.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s acquisition-date valuation process, including controls over the key inputs listed above. In connection with our assessment of the revenue and EBITDA forecasts used in the valuation, we compared forecasted revenue growth rates and EBITDA as a percentage of revenue to historical actual results. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

●assessing the selected volatility rate by comparing it against publicly available volatility rate of comparable companies;
●developing estimates of the fair values of the contingent consideration using independently obtained external information and comparing the results to the Company’s fair value estimates; and
●performing sensitivity analyses to assess the impact of reasonably possible changes to the forecasted revenue growth rates and EBITDA.
/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

Los Angeles, California
March 11, 2020

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2019	January 1, 2019
ASSETS
Current assets:
Cash and cash equivalents	$58,416	$26,578
Accounts receivable	25,619	20,928
Income taxes receivable	4,626	—
Other receivables	64,683	68,193
Inventories	47,225	38,886
Prepaid expenses	43,946	40,645
Total current assets	244,515	195,230

Property and equipment, net	831,599	913,275

Other assets:
Intangible assets, net	437,207	26,209
Prepaid rent	—	34,961
Operating lease assets	1,240,976	—
Investments in unconsolidated affiliates	—	79,767
Other	86,296	64,691
Total other assets	1,764,479	205,628

Total assets	$2,840,593	$1,314,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,946	$49,071
Income taxes payable	—	712
Gift card liabilities	187,978	172,336
Operating lease liabilities	128,081	—
Other accrued expenses	236,582	194,381
Total current liabilities	614,587	416,500

Deferred income taxes	33,847	52,123
Deferred rent liabilities	—	79,697
Deemed landlord financing liabilities	—	113,095
Long-term debt	290,000	10,000
Operating lease liabilities	1,189,869	—
Other noncurrent liabilities	140,548	71,659
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 97,685,178 and 96,621,990 shares issued at December 31, 2019 and January 1, 2019, respectively	977	967
Additional paid-in capital	855,989	828,676
Retained earnings	1,408,333	1,384,494
Treasury stock, 52,916,434 and 51,791,941 shares at cost at December 31, 2019 and January 1, 2019, respectively	(1,693,122)	(1,642,140)
Accumulated other comprehensive loss	(435)	(938)
Total stockholders’ equity	571,742	571,059

Total liabilities and stockholders’ equity	$2,840,593	$1,314,133

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Fiscal Year
	2019	2018	2017
Revenues	$2,482,692	$2,332,331	$2,260,502
Costs and expenses:
Cost of sales	561,783	532,880	519,388
Labor expenses	899,667	834,134	777,595
Other operating costs and expenses	631,613	566,825	552,791
General and administrative expenses	160,199	154,770	141,533
Depreciation and amortization expenses	88,133	95,976	92,729
Impairment of assets and lease terminations	18,247	17,861	10,343
Acquisition-related costs	5,270	—	—
Acquisition-related contingent consideration, compensation and amortization expenses	1,033	—	—
Preopening costs	13,149	10,937	13,278
Total costs and expenses	2,379,094	2,213,383	2,107,657
Income from operations	103,598	118,948	152,845
Gain/(loss) on investments in unconsolidated affiliates	39,233	(4,754)	(479)
Interest and other expense, net	(2,497)	(6,783)	(5,900)
Income before income taxes	140,334	107,411	146,466
Income tax provision/(benefit)	13,041	8,376	(10,926)
Net income	$127,293	$99,035	$157,392

Net income per share:
Basic	$2.90	$2.19	$3.35
Diluted	$2.86	$2.14	$3.27

Weighted average shares outstanding:
Basic	43,949	45,263	46,930
Diluted	44,545	46,215	48,152

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year
	2019	2018	2017
Net income	$127,293	$99,035	$157,392
Other comprehensive gain/(loss):
Foreign currency translation adjustment	503	(850)	(88)
Other comprehensive gain/(loss)	503	(850)	(88)
Total comprehensive income	$127,796	$98,185	$157,304

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

						Accumulated
	Shares of		Additional			Other
	Common	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Loss	Total
Balance, January 3, 2017	94,672	$947	$774,137	$1,238,012	$(1,409,889)	$—	$603,207
Net income	—	—	—	157,392	—	—	157,392
Foreign currency translation adjustment	—	—	—	—	—	(88)	(88)
Cash dividends declared Common stock, $1.06 per share	—	—	—	(49,738)	—	—	(49,738)
Stock-based compensation	—	—	16,696	—	—	—	16,696
Common stock issued under stock-based compensation plans	740	7	9,029	—	—	—	9,036
Treasury stock purchases	—	—	—	—	(122,975)	—	(122,975)
Balance, January 2, 2018	95,412	954	799,862	1,345,666	(1,532,864)	(88)	613,530
Cumulative effect of adopting the pronouncement related to revenue recognition, net of tax	—	—	—	(3,560)	—	—	(3,560)
Balance, January 2, 2018, as adjusted	95,412	954	799,862	1,342,106	(1,532,864)	(88)	609,970
Net income	—	—	—	99,035	—	—	99,035
Foreign currency translation adjustment	—	—	—	—	—	(850)	(850)
Cash dividends declared Common stock, $1.24 per share	—	—	—	(56,647)	—	—	(56,647)
Stock-based compensation	554	6	20,245	—	—	—	20,251
Common stock issued under stock-based compensation plans	656	7	8,569	—	—	—	8,576
Treasury stock purchases	—	—	—	—	(109,276)	—	(109,276)
Balance, January 1, 2019	96,622	967	828,676	1,384,494	(1,642,140)	(938)	571,059
Cumulative effect of adopting the pronouncement related to lease accounting, net of tax	—	—	—	(41,466)	—	—	(41,466)
Balance, January 1, 2019, as adjusted	96,622	967	828,676	1,343,028	(1,642,140)	(938)	529,593
Net income	—	—	—	127,293	—	—	127,293
Foreign currency translation adjustment	—	—	—	—	—	503	503
Cash dividends declared Common stock, $1.38 per share	—	—	—	(61,988)	—	—	(61,988)
Stock-based compensation	476	4	19,595	—	—	—	19,599
Common stock issued under stock-based compensation plans	587	6	7,718	—	—	—	7,724
Treasury stock purchases	—	—	—	—	(50,982)	—	(50,982)
Balance, December 31, 2019	97,685	$977	$855,989	$1,408,333	$(1,693,122)	$(435)	$571,742

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2019	2018	2017
Cash flows from operating activities:
Net income	$127,293	$99,035	$157,392

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	88,133	95,976	92,729
Deferred income taxes	(2,197)	(5,510)	(25,180)
Impairment of assets and lease terminations	16,223	16,411	10,586
Stock-based compensation	19,373	19,988	16,457
(Gain)/loss from investments in unconsolidated affiliates	(39,233)	4,754	479
Changes in assets and liabilities, net of acquired amounts:
Accounts and other receivables	3,777	3,680	(7,188)
Income taxes receivable/payable	(5,338)	15,729	(17,315)
Inventories	(5,766)	3,667	(7,634)
Prepaid expenses	(4,133)	6,262	(5,227)
Operating lease assets/liabilities	5,019	—	—
Other assets	(11,989)	7,406	(9,034)
Accounts payable	2,326	5,601	3,771
Gift card liabilities	9,695	8,395	10,200
Other accrued expenses	15,578	9,921	18,760
Cash provided by operating activities	218,761	291,315	238,796

Cash flows from investing activities:
Additions to property and equipment	(73,765)	(102,909)	(120,779)
Additions to intangible assets	(2,100)	(3,020)	(1,654)
Acquisition, net of cash acquired	(261,695)	—	—
Investments in unconsolidated affiliates	(3,000)	(25,000)	(18,000)
Loans made to unconsolidated affiliates	(22,500)	—	—
Proceeds from variable life insurance contract	—	540	—
Cash used in investing activities	(363,060)	(130,389)	(140,433)

Cash flows from financing activities:
Deemed landlord financing proceeds	—	21,788	12,128
Deemed landlord financing payments	—	(5,128)	(4,391)
Borrowings on credit facility	335,000	70,000	85,000
Repayments on credit facility	(55,000)	(70,000)	(75,000)
Proceeds from exercise of stock options	7,724	8,576	9,036
Cash dividends paid	(60,722)	(56,251)	(49,889)
Treasury stock purchases	(50,982)	(109,276)	(122,975)
Cash provided by/(used in) financing activities	176,020	(140,291)	(146,091)
Foreign currency translation adjustment	117	(65)	(103)
Net change in cash and cash equivalents	31,838	20,570	(47,831)
Cash and cash equivalents at beginning of period	26,578	6,008	53,839
Cash and cash equivalents at end of period	$58,416	$26,578	$6,008

Supplemental disclosures:
Interest paid	$1,646	$8,156	$7,128
Income taxes paid	$20,778	$10,149	$31,582
Construction payable	$6,504	$4,585	$12,145
Non-cash operating:
Settlement of sale-leaseback accounting	$—	$11,863	$—
Non-cash investing:
Settlement of landlord sale-leaseback accounting	$—	$6,824	$—
Acquisition-related deferred consideration and compensation	$(66,257)	$—	$—
Fair value of previously-held equity investments	$(122,000)	$—	$—
Loans repaid by unconsolidated affiliates as a reduction of acquisition cash	$12,500	$—	$—
Loan to unconsolidated affiliate assumed in acquisition	$10,000	$—	$—
Non-cash financing:
Settlement of landlord financing obligation for sale-leaseback leases	$—	$(18,687)	$—
Deemed landlord financing proceeds	$—	$13,748	$—

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Description of Business

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 294 restaurants throughout the United States and Canada under brands including The Cheesecake Factory®, North Italia® and a collection within the Fox Restaurant Concepts ("FRC") subsidiary. Internationally, 26 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

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

On October 2, 2019, we completed the acquistion of North Italia and the remaining business of FRC, including Flower Child and all other FRC brands. The results of operations, financial position and cash flows of the acquired businesses are included in our consolidated financial statements as of the acquisition date. See Note 2 for further discussion of the Acquisition.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal years 2019, 2018 and 2017 each consisted of 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ from these estimates.

Business Combination

On October 2, 2019, we completed the acquisition of North Italia and the remaining business of FRC. Since the Acquisition represents a business combination achieved in stages, we remeasured our previously-held equity interests in North Italia and Flower Child immediately before the acquisition to acquisition-date fair value and recognized a resulting gain. In accordance with the acquisition method of accounting for business combinations, we allocated the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on preliminary estimated fair values. We estimated the fair value of assets and liabilities based upon widely-accepted valuation techniques, including discounted cash flow, relief from royalty and Monte Carlo methods, depending on the nature of the assets acquired or liabilities assumed. We expect minor adjustments to our purchase accounting in the first quarter of fiscal 2020 as we finalize our valuation of the acquired intangible assets. (See Note 2 for further discussion of the Acquisition.)

Cash and Cash Equivalents

Amounts receivable from credit card processors, totaling $21.2 million and $17.3 million at December 31, 2019 and January 1, 2019, respectively, are considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Our cash management system provides for the funding of all major bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks are in excess of the cash balances at certain banks, which creates book overdrafts. Book overdrafts are presented as a current liability in other accrued expenses on our consolidated balance sheet.

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

Fair Value Measurements

Fair value measurements are estimated based on valuation techniques and inputs categorized as follows:

●	Level 1: Quoted prices in active markets for identical assets or liabilities.
●	Level 2: Observable inputs other than quoted prices in active markets for identical assets and liabilities
●	Level 3: Unobservable inputs in which little or no market activity exists, therefore requiring the Company to develop its own assumptions

The following tables present the components and classification of our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3
Assets (Liabilities)
Non-qualified deferred compensation assets	$77,228	$—	$—
Non-qualified deferred compensation liabilities	(76,255)	—	—
Acquisition-related deferred consideration	—	(53,933)	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(13,218)

	January 1, 2019
	Level 1	Level 2	Level 3
Assets (Liabilities)
Non-qualified deferred compensation assets	$57,606	$—	$—
Non-qualified deferred compensation liabilities	(57,551)	—	—
Deemed landlord financing liabilities	—	(118,600)	—

Changes in the fair value of non-qualified deferred compensation assets and liabilities and deemed landlord financing liabilities are recognized in interest and other expense, net in our consolidated statements of income. Changes in the fair value of the acquisition-related deferred and contingent consideration and compensation liabilities are recognized in acquisition-related contingent consideration, compensation and amortization expenses in our consolidated statements of income.

The fair value of the acquisition-related contingent consideration and compensation liabilities was determined utilizing a Monte Carlo model based on estimated future revenues, margins and volatility factors, among other variables and estimates and has no minimum or maximum payment. The undiscounted range of outcomes per the Monte Carlo model was $0 to $69.2 million. Results could change materially if different estimates and assumptions were used. The following table presents a reconciliation of the beginning and ending amounts of the fair value of the acquisition-related contingent consideration and compensation liabilities, categorized as Level 3 (in thousands):

Balance, January 1, 2019	$—
Acquisition-date fair value	12,786
Change in fair value	432
Balance, December 31, 2019	$13,218

The fair values of our cash and cash equivalents, accounts receivable, income taxes receivable, other receivables, prepaid expenses, accounts payable, income taxes payable and other accrued expenses approximate their carrying amounts due to their short duration.

Inventories

Inventories consist of restaurant food and other supplies, bakery raw materials and bakery finished goods and are stated at the lower of cost or net realizable value on an average cost basis at the restaurants and on a first-in, first-out basis at the bakeries.

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

Intangible Assets

Our intangible assets consist primarily of goodwill, indefinite-lived trade names,trademarks and transferable alcoholic beverage licenses and definite-lived licensing agreements and non-transferable alcoholic beverage licenses. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable based on estimated undiscounted future cash flows. If impaired, the asset or asset group is written down to fair value based on discounted future cash flows. Amortization is recorded in acquisition-related contingent consideration, compensation and amortization expenses in our consolidated statements of income.

Goodwill and other indefinite-lived intangible assets are not amortized but are instead tested for impairment annually as of the first day of our fiscal fourth quarter or on an interim basis if events or changes in circumstances between annual tests indicate a potential impairment. First, we determine if, based on qualitative factors, it is more likely than not that an impairment exists. Factors considered include, but are not limited to historical financial performance, a significant decline in expected future cash flows, unanticipated competition, changes in management or key personnel, macroeconomic and industry conditions and the legal and regulatory environment. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed. The quantitative assessment requires an analysis of several best estimates and assumptions, including future sales and operating results and other factors that could affect fair value or otherwise indicate potential impairment. We also consider our reporting units’ projected ability to generate income from operations and positive cash flow in future periods.

We evaluate the useful lives of our intangible assets, other than goodwill, at each reporting period to determine if they are definite or indefinite-lived. A determination on useful life requires judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, legislative action that results in an uncertain or changing regulatory environment and expected changes in distribution channels), the level of required maintenance expenditures and the expected lives of other related groups of assets.

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

We have determined that our asset group for impairment testing is comprised of the assets and liabilities of each of our individual restaurants, as this is the lowest level of identifiable cash flows. We have identified leasehold improvements as the primary asset because it is the most significant component of our restaurant assets, it is the principal asset from which our restaurants derive their cash flow generating capacity and it has the longest remaining useful life. The recoverability is assessed by comparing the carrying value of the assets to the undiscounted cash flows expected to be generated by these assets. Impairment losses are measured as the amount by which the carrying values of the assets exceed their fair value, which is determined based on discounted future net cash flows expected to be generated by the assets.

In fiscal 2019, we recorded $18.2 million of impairment of assets and lease termination expense related to the impairment of two The Cheesecake Factory restaurants, one Grand Lux Cafe and Social Monk Asian Kitchen and the closure of one Grand Lux Cafe and one RockSugar Southeast Asian Kitchen. In fiscal 2018, we recorded $17.9 million of impairment of assets and lease termination expense related to the impairment of one The Cheesecake Factory restaurant, one Grand Lux Cafe and one RockSugar Southeast Asian Kitchen and the closure of two The Cheesecake Factory restaurants. In fiscal 2017, we recorded $10.3 million of impairment of assets and lease termination expense related to three The Cheesecake Factory restaurants, including one relocation and one lease expiration, and one Grand Lux Cafe. These amounts are recorded in impairment of assets and lease terminations on the consolidated statements of income.

Investments in Unconsolidated Affiliates

During fiscal years 2018, 2017 and until the Acquisition on October 2, 2019, we made minority equity investments in two restaurant concepts, North Italia and Flower Child, bringing our percentage of ownership to 49% in both concepts immediately prior to the Acquisition. Since we held a number of rights with regard to participation in policy-making processes, but did not control these entities prior to the Acquisition, we accounted for these investments under the equity method. Accordingly, we recognized our proportionate share of the reported earnings or losses of these entities on the consolidated statements of income and as an adjustment to our investments on the consolidated balance sheets.

Prior to the Acquisition, we assessed the potential impairment of our equity investments whenever events or changes in circumstances indicated that a decrease in value of the investment had occurred that was other than temporary, in which case we would recognize the decrease even though it is in excess of what would otherwise be recognized by application of the equity method. No impairment losses were recorded for these assets during fiscal years 2019, 2018 and 2017.

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

In fiscal 2019, we deferred revenue of $0.2 million for new minimum guarantees for consumer packaged goods and recognized minimum guarantee revenue of $0.5 million. In fiscal 2019, we deferred revenue of $0.3 million for new site and development agreements and recognized revenue of $0.5 million. In fiscal 2018, we deferred revenue of $0.9 million for new minimum guarantees for consumer packaged goods and recognized minimum guarantee revenue of $0.8 million. In fiscal 2018, we deferred revenue of $0.2 million for new site and development agreements and recognized revenue of $0.4 million. Prior to the adoption of the new revenue recognition standard in 2018, we recognized revenue for development fees upon execution of new development agreements and for site fees upon our approval of new restaurant sites.

We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants. Based on our historical redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.” Breakage is recognized over a three-year period in proportion to historical redemption trends and is classified as revenues in our consolidated statements of income. We recognized $8.0 million, $8.0 million and $7.9 million of gift card breakage in fiscal years 2019, 2018 and 2017, respectively. Incremental direct costs related to gift card sales, including commissions and credit card fees, are deferred and recognized in earnings in the same pattern as the related gift card revenue. There were no changes to our accounting for gift card revenue and related costs upon adoption of the new revenue recognition standard.

Certain of our promotional programs include multiple element arrangements that incorporate various performance obligations. We allocate revenue using the relative selling price of each performance obligation considering the likelihood of redemption and recognize revenue upon satisfaction of each performance obligation. During fiscal 2019, we deferred revenue of $7.9 million related to promotional programs and recognized $7.3 million of previously deferred revenue related to promotional programs. During fiscal 2018, we deferred revenue of $7.0 million related to promotional programs and recognized $5.9 million of previously deferred revenue related to promotional programs.

(See Recent Accounting Pronouncements for further discussion of our adoption of the new revenue recognition accounting guidance.)

Leases

We currently lease all of our restaurant locations, generally with initial terms of 10 to 20 years plus two five-year renewal options. Our leases typically require contingent rent above the minimum base rent payments based on a percentage of revenues ranging from 2% to 10%, have escalating minimum rent requirements over the term of the lease and require payment for various expenses incidental to the use of the property. A majority of our leases provide for a reduced level of overall rent obligation should specified co-tenancy requirements not be satisfied. We expend cash for leasehold improvements and furniture, fixtures, and equipment to build out and equip our leased premises. We may also expend cash for structural additions that we make to leased premises. Generally, a portion of the leasehold improvements and building costs are reimbursed to us by our landlords as construction contributions. If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against our future minimum or percentage rents, or a combination thereof. We do not meet any of the accounting criteria under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842, Leases, for being the owner of the asset under construction. Many of our leases provide early termination rights permitting us to terminate the lease prior to expiration in the event our revenues are below a stated level for a period of time, generally conditioned upon repayment of the unamortized landlord contributions.

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

At lease commencement, we evaluate each lease to determine its appropriate classification as an operating or finance lease. All of our restaurant and automobile leases are classified as operating leases. For restaurant leases existing at transition, we will continue to apply our historical practice of excluding executory costs, and only minimum base rent will be factored into the initial operating lease liability and corresponding lease asset. For restaurant leases beginning after adoption of ASC 842, we have elected the single lease component practical expedient. Operating lease assets and liabilities are recorded on the balance sheet at lease commencement based on the present value of minimum base rent and other fixed payments over the reasonably certain lease term. The difference between the amounts we expend for structural costs and the construction contributions received from our landlords is recorded as an adjustment to the operating lease asset. Lease terms include the build-out period for our leases where no rent payments are typically due under the terms of the lease, as well as options to renew when we deem we have significant economic incentive to exercise the extension. When determining if we have a significant economic incentive, we consider relevant factors, such as contractual, asset, entity and market-based considerations. Option periods are included in the lease term for the majority of our leases. Termination rights have not been factored into the lease terms since based on our probability assessment we are reasonably certain we will not terminate our leases.

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

We monitor for events or changes in circumstances that require reassessment of our leases. When a reassessment results in the re-measurement of a lease liability, a corresponding adjustment is made to the carrying amount of the operating lease asset. We also assess the potential impairment of our operating lease assets under long-lived asset impairment guidance in ASC 360, Property, Plant, and Equipment: Impairment or disposal on long-lived assets.

Rent expense included in our operating lease assets is recognized on a straight-line basis. Contingent rent expense is recorded as incurred to the extent it exceeds minimum base rent per the lease agreement. Variable lease payments, which primarily consist of real estate taxes, common area maintenance charges, insurance cost and other operating expenses, are not included in the operating lease right-of-use asset or operating lease liability balances and are recognized as incurred. The reasonably certain lease term and the incremental borrowing rate for each restaurant location require judgment by management and can impact the classification and accounting for a lease as operating or finance, as well as the value of the operating lease asset and liability. These judgments may produce materially different amounts of rent expense than would be reported if different assumptions were used. Rent expense is included in other operating costs and expenses in the consolidated statements of income.

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

Stock-Based Compensation

We maintain stock-based incentive plans under which equity awards may be granted to staff members and consultants. We account for the awards based on fair value measurement guidance and amortize to expense over the vesting period using a straight-line or graded-vesting schedule, as applicable. (See Note 16 for further discussion of our stock-based compensation.)

Advertising Costs

We expense advertising production costs at the time the advertising first takes place. All other advertising costs are expensed as incurred. Most of our advertising costs are included in other operating costs and expenses and were $10.6 million, $6.1 million and $6.1 million in fiscal 2019, 2018 and 2017, respectively.

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

Uncertain tax positions taken or expected to be taken in a tax return are recognized (or derecognized) in the financial statements when it is more likely than not (i.e., a likelihood of more than 50%) that the position would be sustained on its technical merits upon examination by tax authorities, taking into account available administrative remedies and litigation. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution. We recognize interest related to uncertain tax positions in income tax expense. Penalties related to uncertain tax positions are recorded in general and administrative expenses.

Net Income per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, reduced by unvested restricted stock awards. At December 31, 2019, January 1, 2019 and January 2, 2018, 1.8 million shares, 1.7 million shares and 1.7 million shares, respectively, of restricted stock issued to staff members were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal years ended on those dates. Diluted net income per share includes the dilutive effect of outstanding equity awards, calculated using the treasury stock method. Shares of common stock equivalents of 2.3 million, 1.5 million and 1.6 million for fiscal 2019, 2018 and 2017, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

	Fiscal Year
	2019	2018	2017
	(In thousands, except per share data)

Net income	$127,293	$99,035	$157,392

Basic weighted average shares outstanding	43,949	45,263	46,930
Dilutive effect of equity awards	596	952	1,222

Diluted weighted average shares outstanding	44,545	46,215	48,152

Basic net income per share	$2.90	$2.19	$3.35

Diluted net income per share	$2.86	$2.14	$3.27

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investment by and distribution to owners. Our comprehensive income consists of net income and translation gains and losses related to our Canadian restaurant operations.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

We adopted FASB Accounting Standards Codification (“ASC”) Topic 842, Leases, as of January 2, 2019, using the alternative transition method and recorded a cumulative effect adjustment to beginning retained earnings without restating prior periods. We elected the package of practical expedients which allowed us to carry forward our historical lease classification, our assessment of whether a contract is or contains a lease and our initial direct costs for any leases that existed prior to adoption of the new standard. In addition, we elected the short-term lease exclusion and the hindsight practical expedient, which lengthened the lease term for certain of our leases to include renewal options. Adoption of the new standard resulted in the recognition of operating lease assets and liabilities of $975.1 million and $1,045.4 million, respectively, and a reduction to retained earnings of $41.5 million, net of tax. All prior lease-related balances of $39.2 million of prepaid rent, $140.2 million in property and equipment, net, $6.2 million of intangible assets, net, $82.1 million of deferred rent liabilities and $118.7 million of deemed landlord financing were reclassified into operating lease assets or eliminated upon ASC 842 adoption.

We adopted ASC Topic 606, Revenue from Contracts with Customers, as of January 3, 2018. This accounting guidance provides a comprehensive new revenue recognition model that supersedes most of the existing revenue recognition requirements and requires entities to recognize revenue at an amount that reflects the consideration to which a company expects to be entitled in exchange for transferring goods or services to a customer. Utilizing the cumulative-effect method of adoption, we recorded a $4.8 million increase to deferred revenue and a corresponding reduction of $3.6 million, net of tax, to retained earnings to reverse a portion of the previously-recognized development and site fees from our international licensees. Whereas previously we recognized income and received payment upon execution of the agreements and approval of new restaurant sites, respectively, future revenue for these items will be recorded on a straight-line basis over the life of the applicable license agreements as the agreements do not contain distinct performance obligations. Comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The impact of adopting this standard as compared to the previous revenue recognition guidance was not material to our consolidated balance sheet and consolidated statements of income and comprehensive income.

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The update eliminates, adds and modifies certain disclosure requirements for fair value measurements. The new standard is effective for us on January 1, 2020. We have substantially completed our assessment of the new standard and do not expect its adoption to have a significant impact on our consolidated financial statement disclosures.

2.    Acquisition

On October 2, 2019 (the “Closing Date” or “Closing”), we completed the acquisition of North Italia and the remaining business of Fox Restaurant Concepts LLC, including Flower Child and all other FRC brands. North Italia is a restaurant company that operated 21 locations across ten states and Washington D.C. as of the Closing Date. FRC is a multi-concept restaurant company that operated 10 concepts with 47 locations across eight states and Washington D.C. as of the Closing Date. The results of operations, financial position and cash flows of the acquired businesses are included in our consolidated financial statements as of the acquisition date.

We have concluded that the Acquisition represents a single business combination of related businesses under common control within the scope of ASC Topic 805, Business Combinations. The acquisition date was determined to be the Closing Date, which was the date we obtained control by legally transferring the consideration for the remaining ownership interests, acquiring the assets and assuming the liabilities of North Italia and the remaining FRC business.

The Acquisition, which we expect will accelerate and diversify our revenue growth, was completed for consideration consisting of the following components: $288.1 million in cash at Closing, which was primarily funded by drawing on the New Facility; assumption of $10.0 million in debt previously owed by FRC to us; a $12.0 million indemnity escrow amount specifically related to North Italia due ratably over the next two years; and $45.0 million of deferred consideration due ratably over the next four years (including a $13.0 million indemnity escrow amount specifically related to the remaining FRC businesses).

The acquisition agreement also included a contingent consideration provision, a portion of which was considered part of the acquisition consideration, and the remainder of which was considered future compensation expense. The acquisition-date fair values for the acquisition consideration and future compensation expense were $12.8 million and $7.3 million, respectively. The contingent consideration is payable on the fifth anniversary of the Closing Date and is based on achievement of revenue and profitability targets for the FRC brands other than North Italia and Flower Child with considerations made in the event we undergo a change in control or divest any FRC brand (other than North Italia and Flower Child) during the five years after Closing. We are also required to provide financing to FRC in an amount sufficient to support achievement of these targets during the five years after Closing. The fair value of the contingent consideration and compensation liabilities was determined utilizing a Monte Carlo model based on estimated future revenues and volatility factors, among other variables and estimates, and has no maximum payment. The undiscounted range of outcomes per the Monte Carlo model was $0 to $69.2 million. The fair value will be evaluated each reporting period and the contingent consideration will be adjusted accordingly. The assumption of debt previously owed by North Italia to us represents the effective settlement of a preexisting relationship. Since we determined the loans were at market terms, the debt assumed was treated as purchase consideration, and no gain or loss was recorded.

Since the Acquisition represents a business combination achieved in stages, we remeasured our previously-held equity interests in North Italia and Flower Child immediately before the acquisition to acquisition-date fair value of $122.0 million and recognized a resulting gain of $52.7 million which is included in gain/(loss) on investments in unconsolidated affiliates in our consolidated statements of operations. The fair value of the previously-held interests was determined using a discounted cash flow model based on estimated future revenues, margins and discount rates, among other variables and estimates.

The following table summarizes the preliminary calculation of goodwill based on the excess of consideration transferred and the fair value of the previously held equity interests over the fair value of the assets acquired and liabilities assumed (in thousands).

December 31, 2019
Purchase consideration:
Cash at closing	$288,089
Assumption of debt previously owed by FRC	10,000
Deferred payments	53,471
Contingent consideration	12,786
Consideration transferred	364,346
Fair value of previously-held equity interests	122,000
Total	486,346
Less net assets acquired:
Current assets	23,682
Property and equipment	84,360
Intangible assets	338,782
Operating lease assets	223,455
Other assets	5,842
Current liabilities	(64,814)
Operating lease liabilities	(202,433)
Other noncurrent liabilities	(883)
Total net assets acquired	407,991
Goodwill	$78,355

Goodwill is related to the benefits expected as result of the Acquisition, including acceleration and diversification of our revenue growth, and of the $78.4 million recorded as preliminary goodwill, $73.1 million is expected to be deductible for tax purposes. $29.2 million of the goodwill recorded relates to North Italia.

Property and equipment will be depreciated over useful lives of 3 years to 30 years. The fair value of acquired property and equipment was determined under a trended original cost approach utilizing variables and estimates such as useful lives, hold factors and economic obsolescence.

Intangible assets acquired primarily consist of trade names and trademarks that were assigned indefinite lives based on the expected use of the assets and the regulatory and economic environment within which they are being used. The fair value of the acquired intangible assets was determined utilizing the relief from royalty method based on estimated future revenues, royalty rates and discount rates, among other variables and estimates. We expect minor adjustments to our purchase accounting in the first quarter of fiscal 2020 as we finalize our valuation of the acquired intangible assets.

Operating lease assets include values associated with favorable and unfavorable market leases that will amortize over a weighted-average period of 15.2 years. The fair value of the operating lease assets was derived using an income approach based on market transaction data and estimated discount rates, among other variables and estimates.

During fiscal 2019, we incurred $5.3 million of costs to effect and integrate the Acquisition, which were expensed in accordance with ASC 805 and are included in acquisition-related costs in our consolidated statements of operations. In addition, we incurred $1.0 million related to changes in the fair value of the deferred and contingent consideration and compensation liabilities, as well as amortization of acquired definite-lived licensing agreements, which are included in acquisition-related contingent consideration, compensation and amortization expenses in our consolidated statements of operations.

Pro Forma Results of Operations (unaudited)

The following pro forma results of operations for fiscal 2019 and 2018 give effect to the Acquisition as if it had occurred on January 2, 2018 (in thousands):

	Fiscal Year
	2019	2018

Revenues	$2,732,901	$2,579,019
Net income	74,949	80,800
Net income per share:
Basic	1.71	1.79
Diluted	$1.68	$1.75

The above pro forma information includes combined North Italia and FRC actual revenues and net loss of $92.0 million and $1.5 million, respectively, contributed post acquisition in fiscal 2019. The most significant adjustments included in the pro forma financial information are the elimination of the gain/(loss) on our previously-held equity interests in North Italia and Flower Child, elimination of transaction costs, increased interest expense associated with debt incurred to fund the Acquisition, elimination of historical FRC interest expense and corresponding income tax effects.

In the opinion of the Company’s management, the unaudited pro forma financial information includes all significant necessary adjustments that can be factually supported to reflect the effects of the Acquisition and related transactions. The unaudited pro forma financial information is provided for informational purposes only and are not necessarily indicative of what our actual results of operations would have been had the Acquisition and related transactions been completed as of January 2, 2018 or that may be achieved in the future.

3.    Other Receivables

Other receivables consisted of (in thousands):

	December 31, 2019	January 1, 2019

Gift card distributors	$38,947	$41,996
Insurance providers	9,646	9,020
Landlord construction contributions	3,501	4,976
Other	12,589	12,201
Total	$64,683	$68,193

4.    Inventories

Inventories consisted of (in thousands):

	December 31, 2019	January 1, 2019

Restaurant food and supplies	$25,057	$18,362
Bakery finished goods and work in progress	16,000	13,845
Bakery raw materials and supplies	6,168	6,679
Total	$47,225	$38,886

5.    Prepaid Expenses

Prepaid expenses consisted of (in thousands):

	December 31, 2019	January 1, 2019

Gift card contract assets	$23,172	$23,388
Other	20,774	17,257
Total	$43,946	$40,645

6.    Property and Equipment

Property and equipment consisted of (in thousands):

	December 31, 2019	January 1, 2019

Land and related improvements	$15,852	$15,852
Buildings	44,049	44,036
Leasehold improvements	1,158,467	1,283,233
Furnishings, fixtures and equipment	548,075	467,051
Computer software and equipment	55,614	55,434
Restaurant smallwares	34,653	30,268
Construction in progress	23,732	27,975

Property and equipment, total	1,880,442	1,923,849
Less: Accumulated depreciation	(1,048,843)	(1,010,574)
Property and equipment, net	$831,599	$913,275

Depreciation expenses related to property and equipment for fiscal 2019, 2018 and 2017 were $88.0 million, $93.3 million and $89.6 million, respectively. Repair and maintenance expenses for fiscal 2019, 2018 and 2017 were $56.3 million, $55.2 million and $54.1 million, respectively. Net expense for property and equipment disposals was $0.9 million, $2.1 million and $2.5 million, in fiscal 2019, 2018 and 2017, respectively.

7.    Intangible Assets, net

The following table presents components of intangible assets, net (in thousands):

	December 31, 2019	January 1, 2019
Indefinite-lived intangible assets:
Goodwill	$78,355	—
Trade names and trademarks	337,027	$9,922
Transferable alcoholic beverage licenses	8,575	7,164
Total indefinite-lived intangible assets	423,957	17,086
Definite-lived intangible assets, net:
Licensing agreements	10,060	—
Non-transferable alcoholic beverage licenses	3,190	2,951
Leasehold acquisition assets	—	6,172
Total definite-lived intangible assets	13,250	9,123
Total intangible assets, net	$437,207	$26,209

Amortization expenses related to our definite-lived intangible assets was $0.3 million, $0.6 million and $0.6 million for fiscal 2019, 2018 and 2017, respectively. Definite-lived intangible assets will be amortized over one to 56 years. We performed our annual assessment of indefinite-lived intangible assets and concluded as of the date of the test, there was no impairment of these assets.

8.    Leases

Components of lease expense were as follows (in thousands):

Fiscal Year
2019
Operating	$112,048
Variable	66,689
Short-term	368
Total	$179,105

Rent expense on all operating leases (under ASC 840) was as follows (in thousands):

	Fiscal Year
	2018	2017
Straight-lined minimum base rent	$83,999	$83,387
Contingent rent	20,147	19,559
Common area maintenance and taxes	39,961	38,103
Total	$144,107	$141,049

Supplemental information related to leases (in thousands, except percentages):

	Fiscal Year
	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$103,210
Right-of-use assets obtained in exchange for new operating lease liabilities	262,421	(1)
Weighted-average remaining lease term — operating leases (in years)	16.6
Weighted-average discount rate — operating leases	5.2%
(1)	Includes $223.5 million in right-of-use assets related to the Acquisition. (See Note 2 for further discussion of the Acquisition.)

As of December 31, 2019, the maturities of our operating lease liabilities are as follows (in thousands):

2020	$122,250
2021	124,383
2022	125,427
2023	121,855
2024	120,772
Thereafter	1,415,777
Total future lease payments	2,030,464
Less: Interest	(712,514)
Present value of lease liabilities	$1,317,950

Operating lease liabilities include $867.2 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $136.2 million of legally binding minimum lease payments for leases signed but not yet commenced.

As of January 1, 2019, the aggregate minimum annual lease payments under operating leases (under ASC 840), including amounts characterized as deemed landlord financing payments, were as follows (in thousands):

2019	$93,792
2020	91,808
2021	88,829
2022	86,925
2023	81,929
Thereafter	495,091
Total	$938,374

9.    Other Assets

Other assets consisted of (in thousands):

	December 31, 2019	January 1, 2019

Non-qualified deferred compensation assets	$77,228	$57,605
Deposits	5,693	5,489
Deferred income taxes	3,375	1,597
Total	$86,296	$64,691

10.    Gift Cards

The following tables present information related to gift cards (in thousands):

	December 31, 2019	January 1, 2019
Gift card liabilities:
Beginning balance	$172,336	$163,951
Activations	158,099	151,084
Redemptions and breakage	(142,457)	(142,699)
Ending balance	$187,978	$172,336

	December 31, 2019	January 1, 2019

Gift card contract assets (1):
Beginning balance	$23,388	$23,814
Deferrals	18,378	18,669
Amortization	(18,594)	(19,095)
Ending balance	$23,172	$23,388
(1)	Included in prepaid expenses on the consolidated balance sheets.

11.    Other Accrued Expenses

Other accrued expenses consisted of (in thousands):

	December 31, 2019	January 1, 2019

Self-insurance	$68,881	$72,631
Salaries and wages	56,774	39,102
Staff member benefits	25,044	22,946
Payroll and sales taxes	22,822	15,684
Deferred consideration	16,740	—
Other	46,321	44,018
Total	$236,582	$194,381

12.    Long-Term Debt

On July 30, 2019, we entered into a Third Amended and Restated Loan Agreement (the “New Facility”), which amends and restates in its entirety our prior Second Amended and Restated Loan Agreement dated as of December 22, 2015. The New Facility, which terminates on July 30, 2024, provides us with revolving loan commitments that total $400 million (of which $40 million may be used for issuances of letters of credit). The New Facility contains a commitment increase feature that could provide for an additional $200 million in available credit upon our request and subject to the participating lenders electing to increase their commitments or new lenders being added to the New Facility. At December 31, 2019, we had net availability for borrowings of $90.6 million, based on an outstanding debt balance of $290.0 million and $19.4 million in standby letters of credit. During fiscal 2019, we utilized the New Facility to fund the Acquisition (see Note 2 for further discussion of the Acquisition). During fiscal years 2019, 2018 and 2017, we utilized our previous credit facility to fund a portion of our stock repurchases.

We are subject to certain financial covenants under the New Facility requiring us to maintain (i) a maximum “Net Adjusted Leverage Ratio” of 4.75 and (ii) a minimum EBITDAR to interest and rent expense ratio (“EBITDAR Ratio”) of 1.9, as well as customary events of default that, if triggered, could results in acceleration of the maturity of the New Facility. The New Facility also limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio, and also sets forth negative covenants that restrict indebtedness, liens, investments, sales of assets, fundamental changes and other matters.

Borrowings under the New Facility bear interest, at our option, at a rate equal to either (i) the adjusted LIBO Rate (as customarily defined) (the “Adjusted LIBO Rate”) plus a margin that is based on our net adjusted leverage ratio, or (ii) the sum of (a) the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in effect in the United States, (2) the greater of the rate calculated by the Federal Reserve Bank of New York as the effective federal funds rate or the rate that is published by the Federal Reserve Bank of New York as an overnight bank funding rate, in either case plus 0.5%, and (3) the one-month Adjusted LIBO Rate plus 1.0%, plus (b) a margin that is based on our net adjusted leverage ratio. Letters of credit issued under the New Facility bear fees that are equivalent to the interest rate margin that is applicable to revolving loans that bear interest at the adjusted LIBO Rate plus other customary fees charged by the issuing bank. Under the New Facility, we paid certain customary loan origination fees and will pay an unused fee on the unused portion of the New Facility that is also based on our Net Adjusted Leverage Ratio. Our Net Adjusted Leverage and EBITDAR Ratios were 3.8 and 2.5, respectively, at December 31, 2019, and we were in compliance with all covenants in effect at that date.

Our obligations under the New Facility are unsecured. Certain of our material subsidiaries have guaranteed our obligations under the New Facility. The New Facility will be used for our general corporate purposes, including for the issuance of standby letters of credit to support our self-insurance programs, and to fund dividends, stock repurchases and permitted acquisitions.

We capitalized interest expense related to new restaurant openings and major remodels totaling $0.6 million, $0.4 million and $0.7 million in fiscal 2019, 2018 and 2017, respectively.

13.   Other Noncurrent Liabilities

Other noncurrent liabilities consisted of (in thousands):

	December 31, 2019	January 1, 2019

Non-qualified deferred compensation liabilities	$76,255	$57,551
Deferred consideration	37,193	—
Contingent consideration and compensation liabilities	13,218	—
Other	13,882	14,108
Total	$140,548	$71,659

(See Note 17 for further discussion of our non-qualified deferred compensation plan.)

14.   Commitments and Contingencies

Purchase obligations, which include inventory purchases, equipment purchases, information technology and other miscellaneous commitments, were $118.2 million and $149.8 million at December 31, 2019 and January 1, 2019, respectively. These purchase obligations are primarily due within three years and recorded as liabilities when goods are received or services rendered. Real estate obligations, which include construction commitments, net of up-front landlord construction contributions, and legally binding minimum lease payments for leases signed but not yet commenced, were $176.1 million and $12.6 million at December 31, 2019 and January 1, 2019, respectively.

The purchase price of the Acquisition includes a $12 million indemnity escrow amount specifically related to North Italia due ratably over the next two years; and $45 million of deferred consideration due ratably over the next four years (including a $13 million indemnity escrow amount specifically related to the remaining FRC businesses). The acquisition agreement also included a contingent consideration provision which is payable on the fifth anniversary of the Closing Date and is based on achievement of revenue and profitability targets for the FRC brands other than North Italia and Flower Child with considerations made in the event we undergo a change in control or divest any FRC brand (other than North Italia and Flower Child) during the five years after Closing. We are also required to provide financing to FRC in an amount sufficient to support achievement of these targets during the five years after Closing. (See Note 2 for further discussion of the Acquisition.)

As credit guarantees to insurers, we had $19.4 million and $20.7 million at December 31, 2019 and January 1, 2019, respectively, in standby letters of credit related to our self-insurance liabilities. All standby letters of credit are renewable annually.

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, staff member health benefits, employment practices and other insurable risks.  The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims, as well as claims incurred but not yet reported to us (“IBNR”) as of the balance sheet date. The total accrued liability for our self-insured plans was $67.7 million and $72.2 million at December 31, 2019 and January 1, 2019, respectively.

On June 7, 2018, the California Department of Industrial Relations issued a $4.2 million wage citation jointly against the Company and our vendor that provides janitorial services to eight of our Southern California restaurants, alleging that the janitorial vendor or its subcontractor failed to comply with various provisions of the California Labor Code (Wage Citation Case No. 35-CM-188798-16). The wage citation seeks to recover penalties and other monetary payments on behalf of the employees that worked for this vendor or its subcontractor. On June 28, 2018, we filed an appeal of the wage citation. The Company’s appeal of the wage citation is tentatively scheduled for hearing in July 2020. We intend to vigorously defend this action. However, it is not possible at this time to reasonably estimate the outcome of or any potential liability from this matter and, accordingly, we have not reserved for any potential future payments.

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

We have employment agreements with certain of our executive officers that provide for payments to those officers in the event of an actual or constructive termination of their employment, including in the event of a termination without cause, an acquirer failure to assume or continue equity awards following a change in control of the Company or, otherwise, in the event of death or disability as defined in those agreements. Aggregate payments totaling approximately $2.3 million, excluding accrued potential bonuses of $2.7 million, which are subject to approval by the Compensation Committee, would have been required by those agreements had all such officers terminated their employment for reasons requiring such payments as of December 31, 2019. In addition, the employment agreement with our Chief Executive Officer specifies an annual founder’s retirement benefit of $650,000 for ten years, commencing six months after termination of his full-time employment.

15.   Stockholders’ Equity

Cash dividends of $1.38, $1.24 and $1.06 were declared during fiscal 2019, 2018 and 2017, respectively. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the New Facility and applicable law, and such other factors that the Board considers relevant. (See Note 12 for further discussion of our long-term debt.)

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 52.9 million shares at a total cost of $1,693.1 million through December 31, 2019. During fiscal 2019, 2018 and 2017, we repurchased 1.1 million, 2.3 million and 2.6 million shares of our common stock at a cost of $51.0 million, $109.3 million and $123.0 million, respectively. Repurchased common stock is reflected as a reduction of stockholders’ equity in treasury stock.

Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. We make the determination to repurchase shares based on several factors, including current and forecasted operating cash flows, capital needs associated with new restaurant development and maintenance of existing locations, dividend payments, debt levels and cost of borrowing, obligations associated with the Acquisition, our share price and current market conditions. (See Note 2 for further discussion of the Acquisition.) The timing and number of shares repurchased are also subject to legal constraints and financial covenants under the New Facility that limit share repurchases based on a defined ratio. (See Note 12 for further discussion of our long-term debt.) Our objectives regarding share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.

16.   Stock-Based Compensation

We maintain stock-based incentive plans under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units may be granted to staff members, consultants and non-employee directors. Our current practice is to issue new shares, rather than treasury shares, upon stock option exercises, for restricted share grants and upon vesting of restricted share units. To date, we have only granted non-qualified stock options, restricted shares and restricted share units of common stock under these plans. No grants have been made to non-employee directors under these plans.

On April 5, 2017, our Board approved an amendment to our 2010 Stock Incentive Plan to increase the number of shares of common stock reserved for grant under the plan to 12.7 million shares from 9.2 million shares. This amendment was approved by our stockholders at our annual meeting held on June 8, 2017. On April 4, 2019, our Board adopted The Cheesecake Factory Incorporated Stock Incentive Plan. This plan was approved by our stockholders at our annual meeting held on May 30, 2019. The maximum number of shares of common stock available for grant under this plan is 4.8 million shares plus 1.8 million shares, which, as of May 30, 2019, were available for issuance under our 2010 Stock Incentive Plan, plus 1.9 million shares which may become available for issuance under The Cheesecake Factory Incorporated Stock Incentive Plan due to forfeiture or lapse of awards under our 2010 Stock Incentive Plan following May 30, 2019. Approximately 6.5 million of these shares were available for grant as of December 31, 2019.

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

The following table presents information related to stock-based compensation, net of forfeitures (in thousands):

	Fiscal Year
	2019	2018	2017(2)
Labor expenses	$6,233	$5,681	$5,236
Other operating costs and expenses	274	287	243
General and administrative expenses	12,866	14,020	10,978
Total stock-based compensation	19,373	19,988	16,457
Income tax benefit	4,760	4,987	6,295
Total stock-based compensation, net of taxes	$14,613	$15,001	$10,162

Capitalized stock-based compensation (1)	$226	$262	$239

(1)	It is our policy to capitalize the portion of stock-based compensation costs for our internal development department that relates to capitalizable activities such as the design and construction of new restaurants, remodeling existing locations and equipment installation. Capitalized stock-based compensation is included in property and equipment, net on the consolidated balance sheets.
(2)	Fiscal 2017 stock-based compensation expense includes a $3.9 million benefit for an out-of-period adjustment related to a correction in stock-based compensation valuation and forfeitures.

Stock Options

The weighted-average fair value at the grant date for options issued during fiscal 2019, 2018 and 2017 was $9.84, $11.62 and $14.83 per share, respectively. The fair value of options was estimated utilizing the Black-Scholes valuation model with the following weighted-average assumptions for fiscal 2019, 2018 and 2017, respectively: (a) an expected option term of 6.9 years in all fiscal years presented, (b) expected stock price volatility of 26.3%, 27.8% and 24.4%, (c) a risk-free interest rate of 2.6%, 2.8% and 2.3%, and (d) a dividend yield on our stock of 2.9%, 2.5% and 1.6%.

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

Stock option activity during fiscal 2019 was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value(1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at beginning of year	1,799	$45.03	4.1	$5,606
Granted	307	$45.90
Exercised	(260)	$29.72
Forfeited or cancelled	(17)	$48.38
Outstanding at end of year	1,829	$47.32	4.3	$844

Exercisable at end of year	986	$46.04	2.8	$844

(1)	Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal year -end date.

The total intrinsic value of options exercised during fiscal 2019, 2018 and 2017 was $4.3 million, $6.2 million and $11.2 million, respectively. As of December 31, 2019, total unrecognized stock-based compensation expense related to unvested stock options was $7.0 million, which we expect to recognize over a weighted-average period of approximately 3.0 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during fiscal 2019 was as follows:

		Weighted
		Average
		Fair
	Shares	Value
	(In thousands)	(Per share)
Outstanding at beginning of year	1,702	$48.08
Granted	541	$45.02
Vested	(349)	$45.26
Forfeited	(130)	$47.19
Outstanding at end of year	1,764	$47.76

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted-average fair value for restricted shares and restricted share units issued during fiscal 2019, 2018 and 2017 was $45.02, $48.22 and $54.29, respectively. The fair value of shares that vested during fiscal 2019, 2018 and 2017 was $15.8 million, $17.8 million and $18.4 million, respectively. As of December 31, 2019, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $36.4 million, which we expect to recognize over a weighted-average period of approximately 2.9 years.

17.   Employee Benefit Plans

We have defined contribution benefit plans in accordance with section 401(k) of the Internal Revenue Code (“401(k) Plans”) that are open to our staff members who meet certain compensation and eligibility requirements. Participation in the 401(k) Plans is currently open to staff members from our restaurant concepts, bakery facilities, corporate office and FRC headquarters. The 401(k) Plans allow participating staff members to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options. Our executive officers and a select group of management and/or highly compensated staff members are not eligible to participate in the 401(k) Plans. We currently match in cash a certain percentage of the staff member contributions to the 401(k) Plans and also pay a portion of the administrative costs. Expense recognized in fiscal 2019, 2018 and 2017 was $1.2 million, $1.0 million and $1.0 million, respectively.

We have also established non-qualified deferred compensation plans (“Non-Qualified Plans”) for our executive officers and a select group of management and/or highly compensated staff members. The Non-Qualified Plans allow participating staff members to defer the receipt of a portion of their base compensation and bonuses.  Non-employee directors may also participate in the Non-Qualified Plans and defer the receipt of their earned director fees. We currently match in cash a certain percentage of the staff member contributions to the Non-Qualified Plans and also pay for the administrative costs. We do not match any contributions made by non-employee directors. Expense recognized in fiscal 2019, 2018 and 2017 was $1.2 million, $1.3 million and $1.0 million, respectively.

While we are under no obligation to fund Non-Qualified Plan liabilities (in whole or in part), our current practice is to maintain company-owned life insurance contracts and other investments that are specifically designed to informally fund savings plans of this nature. These contracts are recorded at their cash surrender value as determined by the insurance carrier. Our consolidated balance sheets reflect investments in other assets and our obligation to participants in the Non-Qualified Plans in other noncurrent liabilities. All gains and losses related to our non-qualified deferred compensation assets and liabilities are reflected in interest and other expense, net in our consolidated statements of income.

We maintain self-insured medical and dental benefit plans for our staff members. The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us as of the balance sheet date. The accrued liability for our self-insured benefit plans, which is included in other accrued expenses, was $10.8 million and $10.4 million as of December 31, 2019 and January 1, 2019, respectively. (See Note 1 for further discussion of accounting for our self-insurance liabilities.)

18.   Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year
	2019	2018	2017(1)

Income before income taxes	$140,334	$107,411	$146,466
Income tax (benefit)/provision:
Current:
Federal	$8,211	$5,082	$7,148
State	7,027	8,804	7,106
Total current	15,238	13,886	14,254
Deferred:
Federal	(3,695)	(4,549)	(24,570)
State	1,498	(961)	(610)
Total deferred	(2,197)	(5,510)	(25,180)
Total (benefit)/provision	$13,041	$8,376	$(10,926)

(1)	The Tax Act, which was enacted on December 22, 2017, made significant changes to how corporations are taxed in the U.S., the most prominent of which affecting us was to lower the U.S. corporate tax rate from 35% to 21%. In addition to the benefit of a lower rate in future years, the enactment of the Tax Act caused us to revalue our deferred tax assets and liabilities to reflect the new rate, resulting in a benefit to our fiscal 2017 income tax provision of $38.5 million.

The following reconciles the U.S. federal statutory rate to the effective tax rate:

	Fiscal Year
	2019	2018	2017

U.S. federal statutory rate	21.0%	21.0%	35.0%
State and district income taxes, net of federal benefit	4.9	6.1	3.3
Credit for FICA taxes paid on tips	(12.8)	(16.5)	(9.4)
Other credits and incentives	(1.4)	(2.5)	(1.9)
Manufacturing deduction	—	—	(2.3)
Deferred compensation	(1.7)	0.8	(1.5)
Equity compensation	(0.2)	(1.5)	(4.5)
Impact of statutory rate change on deferred taxes	—	—	(26.3)
Other	(0.5)	0.4	0.1
Effective tax rate	9.3%	7.8%	(7.5)%

Following are the temporary differences that created our deferred tax assets and liabilities (in thousands):

	December 31, 2019	January 1, 2019
Deferred tax assets:
Staff member benefits	$27,059	$22,925
Insurance reserves	14,157	15,165
Accrued rent	27,582	10,870
Deferred income	22,725	17,288
Stock-based compensation	8,794	8,628
Tax credit carryforwards	15,754	1,880
Other	1,958	1,265
Subtotal	118,029	78,021
Less: Valuation allowance	(713)	(792)
Total	$117,316	$77,229

Deferred tax liabilities:
Property and equipment	$(131,120)	$(107,513)
Prepaid expenses	(8,819)	(7,929)
Inventory	(7,713)	(6,893)
Other	(136)	(5,420)
Total	$(147,788)	$(127,755)

Net deferred tax liability	$(30,472)	$(50,526)

At December 31, 2019 and January 1, 2019, we had $1.9 million and $2.4 million, respectively, of state tax credit carryforwards, consisting of hiring and investment credits, which began to expire in 2013, and $0.8 million and $0.7 million, respectively, of foreign net operating losses and $14.3 million and $3.3 million, respectively, of federal credit carryforwards which begin to expire in 2038. We assess the available evidence to estimate if sufficient future taxable income will be generated to use these carryforwards. Based on this evaluation, we recorded a valuation allowance of $0.7 million and $0.8 million at December 31, 2019 and January 1, 2019, respectively, to reflect the amount that we will likely not realize. This assessment could change if estimates of future taxable income during the carryforward period are revised. The earliest tax year still subject to examination by a significant taxing jurisdiction is 2010.

At December 31, 2019, we had a reserve of $0.7 million for uncertain tax positions. If recognized, this amount would impact our effective income tax rate. A reconciliation of the beginning and ending amount of our uncertain tax positions is as follows (in thousands):

	Fiscal Year
	2019	2018	2017

Balance at beginning of year	$830	$843	$829
Additions related to current period tax positions	13	104	168
Reductions related to settlements with taxing authorities and lapses of statutes of limitations	(139)	(117)	(154)
Balance at end of year	$704	$830	$843

At both December 31, 2019 and January 1, 2019, we had $0.2 million of accrued interest and penalties related to uncertain tax positions. None of the balance of uncertain tax positions at December 31, 2019 relates to tax positions for which it is reasonably possible that the total amount could decrease during the next twelve months based on the lapses of statutes of limitations.

19.   Segment Information

Our operating segments are comprised of The Cheesecake Factory, North Italia, Flower Child, the other FRC brands, our bakery division and Grand Lux Cafe, the businesses for which our management reviews discrete financial information for decision-making purposes. Based on quantitative thresholds set forth in ASC 280, “Segment Reporting,” The Cheesecake Factory, North Italia and the other FRC brands are the only businesses that meet the criteria of a reportable operating segment. The remaining operating segments, including Flower Child, along with our businesses that don’t qualify as operating segments are combined in Other. Unallocated corporate expenses, capital expenditures and assets, which were previously classified in a separate Corporate line, are also combined in Other. In addition, gift card costs, which were previously classified in The Cheesecake Factory restaurants reportable segment, are combined in Other. Corresponding prior year balances were reclassified to conform to the current year presentation.

Segment information is presented below (in thousands):

	Fiscal Year
	2019 (1)	2018	2017
Revenues:
The Cheesecake Factory restaurants	$2,180,882	$2,127,347	$2,057,816
North Italia	35,268	—	—
Other FRC	39,335	—	—
Other	227,207	204,984	202,686
Total	$2,482,692	$2,332,331	$2,260,502
Income/(loss) from operations:
The Cheesecake Factory restaurants (2)	$258,374	$270,829	$281,715
North Italia	1,608	—	—
Other FRC	5,309	—	—
Other (3)	(161,693)	(151,881)	(128,870)
Total	$103,598	$118,948	$152,845
Depreciation and amortization:
The Cheesecake Factory restaurants	$70,971	$80,646	$76,186
North Italia	829	—	—
Other FRC	1,037	—	—
Other	15,296	15,330	16,543
Total	$88,133	$95,976	$92,729
Preopening costs:
The Cheesecake Factory restaurants	$9,967	$9,247	$10,891
North Italia	1,297	—	—
Other FRC	49	—	—
Other	1,836	1,690	2,387
Total	$13,149	$10,937	$13,278
Capital expenditures:
The Cheesecake Factory restaurants	$59,045	$71,880	$101,142
North Italia	2,318	—	—
Other FRC	5,072	—	—
Other	7,330	31,029	19,637
Total	$73,765	$102,909	$120,779
Total assets:
The Cheesecake Factory restaurants	$1,701,418	$928,345	$937,512
North Italia	297,840	—	—
Other FRC	310,414	—	—
Other	530,921	385,788	395,548
Total	$2,840,593	$1,314,133	$1,333,060

(1)	We completed the acquisition of North Italia and the remaining business of FRC on October 2, 2019. The results of the acquired businesses are included in our consolidated financial statements as of the acquisition date. (See Note 2 for further discussion of the Acquisition.)
(2)	Fiscal years 2019, 2018 and 2017 include impairment of assets and lease terminations expense of $8.9 million, $6.6 million and $2.5 million, respectively. (See Note 1 for further discussion of these charges.)
(3)	Fiscal years 2019, 2018 and 2017 include impairment of assets and lease terminations expense of $9.3 million, $11.3 million and $7.8 million, respectively. (See Note 1 for further discussion of these charges.) Fiscal 2019 included $6.3 million of acquisition-related costs and acquisition-related contingent consideration, compensation and amortization expense. (See Note 2 for further discussion of the Acquisition.)

20.   Quarterly Financial Data (unaudited)

Summarized unaudited quarterly financial data for fiscal 2019 and 2018 is as follows (in thousands, except per share data):

Quarter Ended:	April 2, 2019	July 2, 2019	October 1, 2019	December 31, 2019
Revenues (1)	$599,481	$602,645	$586,536	$694,030
Income from operations (1)(2)	$30,148	$40,099	$26,964	$6,387
Net income (1)(2)	$26,984	$35,510	$16,090	$48,709
Basic net income per share (4)	$0.61	$0.80	$0.37	$1.11
Diluted net income per share (4)	$0.60	$0.79	$0.36	$1.10
Cash dividends declared per common share	$0.33	$0.33	$0.36	$0.36

Quarter Ended:	April 3, 2018	July 3, 2018	October 2, 2018	January 1, 2019
Revenues	$584,697	$587,319	$575,160	$585,155
Income from operations (3)	$31,551	$34,543	$33,495	$19,359
Net income (3)	$26,029	$28,353	$28,475	$16,178
Basic net income per share (4)	$0.57	$0.62	$0.63	$0.36
Diluted net income per share (4)	$0.56	$0.61	$0.61	$0.35
Cash dividends declared per common share	$0.29	$0.29	$0.33	$0.33

(1)	The fourth quarter of fiscal 2019 includes revenues, loss from operations and net loss of $92.0 million, $2.1 million, and $1.5 million, respectively related to the acquired businesses. In addition, income from operations included $3.2 million and $3.1 million of acquisition-related expense in the third and fourth quarters of fiscal 2019, respectively, with a corresponding impact to net income of $2.4 million and $2.3 million, respectively. These amounts were recorded in acquisition-related costs and acquisition-related contingent consideration, compensation and amortization expense in the consolidated statements of income. (See Note 2 for further discussion of the Acquisition.)
(2)	In the fourth quarter of fiscal 2019, income from operations included impairment of assets and lease terminations expense of $18.2 million, with an corresponding impact to net income of $13.5 million. (See Note 1 for further discussion of these charges.)
(3)	In fiscal 2018, income from operations included $2.6 million, $0.3 million and $15.0 million of impairment of assets and lease terminations expense in the second, third and fourth quarters, respectively, with an corresponding impact to net income of $1.9 million, $0.2 million and $11.1 million, respectively. (See Note 1 for further discussion of these charges.)
(4)	Net income per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.

While seasonal fluctuations generally do not have a material impact on our quarterly results, the year-over-year comparison of our quarterly results can be significantly impacted by the number and timing of new restaurant openings and associated preopening costs, the calendar days of the week on which holidays occur, the impact from inclement weather and other climatic conditions and other variations in revenues and expenses. As a result of these factors, our financial results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

21.   Subsequent Events

On February 18, 2020, our Board of Directors approved a quarterly cash dividend of $0.36 per share to be paid on March 20, 2020 to the stockholders of record on March 9, 2020.

EXHIBIT INDEX

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

2.1	Form of Reorganization Agreement(P)	Amend. No. 1 to Form S-1	33-479336	2.1	8/17/92

2.2	Purchase Agreement, dated as of November 14, 2016, as amended by Amendment & Option Exercise Agreement, dated as of July 30, 2019, by and among The Cheesecake Factory Incorporated and the other Parties thereto#	10-Q	000-20574	2.1	11/8/19

2.3	First Amendment to Option Exercise Agreement and Second Amendment to Purchase Agreement and Operating Agreement, dated as of October 2, 2019, by and among The Cheesecake Factory Incorporated and the other Parties thereto#	10-Q	000-20574	2.2	11/8/19

2.4	Membership Interest Purchase Agreement, dated as of July 30, 2019, by and among The Cheesecake Factory Restaurants, Inc., Fox Restaurant Concepts LLC, the Sellers party thereto, SWF Posse LLC, as Seller’s representative, and, solely for limited purposes set forth therein, The Cheesecake Factory Incorporated#†	10-Q	000-20574	2.3	11/8/19

2.5	First Amendment to Membership Interest Purchase Agreement, dated as of October 2, 2019, by and among The Cheesecake Factory Restaurants, Inc., Fox Restaurant Concepts LLC, and SWF Posse LLC, as Seller’s representative#	10-Q	000-20574	2.4	11/8/19

3.1	Restated Certificate of Incorporation of The Cheesecake Factory Incorporated	10-Q	000-20574	3.2	8/6/18

3.2	Bylaws of The Cheesecake Factory Incorporated (Amended and Restated on May 20, 2009)	8-K	000-20574	3.8	5/27/09

3.3	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock of The Cheesecake Factory Incorporated	10-Q	000-20574	3.1	8/6/18

4.1	Description of The Cheesecake Factory Incorporated’s Securities Registerd Pursuant to Secion 12 of the Securities Exchange Act	—	—	—	Filed herewith

10.1.1	Employment Agreement, effective as of April 1, 2017, between The Cheesecake Factory Incorporated and David M. Overton*	8-K	000-20574	99.2	2/22/17

10.1.2	First Amendment to Employment Agreement, effective as of April 1, 2018, between The Cheesecake Factory Incorporated and David M. Overton*	8-K	000-20574	99.2	2/21/18

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

10.2	Employment Agreement, effective as of March 3, 2016, between The Cheesecake Factory Incorporated and David M. Gordon*	10-K	000-25074	10.6	3/2/17

10.3	Employment Agreement, effective as of March 3, 2016, between The Cheesecake Factory Incorporated and W. Douglas Benn*	10-K	000-25074	10.7	3/2/17

10.4	Employment Agreement, effective as of March 3, 2016, between The Cheesecake Factory Incorporated and Debby R. Zurzolo*	10-K	000-25074	10.8	3/2/17

10.5	Employment Agreement, effective as of March 3, 2016, between The Cheesecake Factory Incorporated and Max Byfuglin*	10-K	000-25074	10.9	3/2/17

10.6	Employment Agreement, effective as of July 7, 2017, between The Cheesecake Factory Incorporated and Matthew E. Clark*	8-K	000-25074	99.1	6/13/17

10.7	Employment Agreement, effective as of May 14, 2018, between The Cheesecake Factory Incorporated and Scarlett May*	10-Q	000-25074	10.10	5/11/18

10.8	Employment Agreement, effective as of February 13, 2019, between The Cheesecake Factory Incorporated and Keith T. Carango*	10-K	000-20574	10.8	3/4/19

10.9.1	Amended and Restated The Cheesecake Factory Incorporated Executive Savings Plan*	10-K	000-25074	10.20	3/2/17

10.9.2	First Amendment to The Cheesecake Factory Incorporated Executive Savings Plan as amended and restated November 7, 2016*	10-K	000-25074	10.11.1	2/28/18

10.10	Form of Indemnification Agreement*	8-K	000-25074	99.1	12/14/07

10.11.1	Inducement Agreement dated as of July 27, 2005	8-K	000-25074	99.3	8/2/05

10.11.2	First Amendment to Inducement Agreement dated as of March 1, 2010	10-K	000-25074	10.36	2/23/11

10.11.3	Second Amendment to Inducement Agreement dated as of May 7, 2015	10-K	000-25704	10.24	3/2/17

10.12.1	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended April 7, 2011*	DEF 14A	000-20574	Appendix A	4/21/11

10.12.2	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended effective as of February 27, 2013*	DEF 14A	000-20574	Appendix A	04/19/13

10.12.3	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended April 3, 2014*	DEF 14A	000-20574	Appendix A	4/17/14

10.12.4	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended May 28, 2015*	DEF 14A	000-20574	Appendix A	4/17/15

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

10.12.5	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended April 5, 2017*	DEF 14A	000-20574	Appendix A	4/25/17

10.13	Form of Grant Agreement for Executive Officers under 2010 Stock Incentive Plan*	10-Q	000-20574	10.1	11/4/10

10.14	Form of Grant Agreement for Executive Officers under the 2010 Stock Incentive Plan, for equity grants made after August 2, 2012*	10-Q	000-20574	10.1	8/10/12

10.15	Form of Notice of Stock Option Grant and Agreement and/or Restricted Stock Grant Agreement for Executive Officers under the 2010 Stock Incentive Plan, for equity grants made after March 6, 2014*	8-K	000-20574	99.1	3/7/14

10.16	Form of Notice of Grant and Stock Option Agreement and/or Stock Unit Agreement under the 2010 Stock Incentive Plan, for equity grants made after March 3, 2016*	8-K	000-20574	99.2	3/4/16

10.17.1	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP I under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.1	2/28/18

10.17.2	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP II under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.2	2/28/18

10.17.3	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP III under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.3	2/28/18

10.17.4	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP IV under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.4	2/28/18

10.17.5	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP V under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.5	2/28/18

10.17.6	Form of Standard Notice of Grant and Restricted Share Agreement I under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.6	2/28/18

10.17.7	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for Senior Executive under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	8-K	000-20574	99.3	2/21/18

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

10.17.8	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement under the 2010 Stock Incentive Plan, for equity grants made on or after February 13, 2019*	10-Q	000-20574	10.2	5/6/19

10.18	The Cheesecake Factory Incorporated Stock Incentive Plan*	8-K	000-20574	10.1	6/5/19

10.19	2015 Amended and Restated Annual Performance Incentive Plan, as amended and restated May 28, 2015*	DEF 14A	000-20574	Appendix B	4/17/15

10.20	Third Amended and Restated Loan Agreement with JPMorgan Chase Bank, National Association dated as of July 30, 2019	10-Q	000-20574	10.1	12/24/15

21.1	List of Subsidiaries	—	—	—	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm — KPMG LLP	—	—	—	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP	—	—	—	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer	—	—	—	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	—	—	—	Filed herewith

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

101.1	The following materials from The Cheesecake Factory Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statement of stockholders’ equity, (v) consolidated statements of cash flows, and (vi) the notes to the consolidated financial statements	—	—	—	Filed herewith

104.1	The cover page of The Cheesecake Factory Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (included with Exhibit 101.1)	—	—	—	Filed herewith

*     Management contract or compensatory plan or arrangement required to be filed as an exhibit.

#     The schedules (or similar attachments) to this exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules or similar attachments to the SEC upon request.

†     Certain confidential information contained in this agreement has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

(P)   This exhibit has been paper filed and is not subject to the hyperlinking requirements of Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of March 2020.

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

Name	Title	Date

/s/ DAVID OVERTON	Chairman of the Board and	March 11, 2020
David Overton	Chief Executive Officer
(Principal Executive Officer)

/s/ MATTHEW E. CLARK	Executive Vice President and	March 11, 2020
Matthew E. Clark	Chief Financial Officer
(Principal Financial Officer)

/s/ CHERYL M. SLOMANN	Senior Vice President, Controller and	March 11, 2020
Cheryl M. Slomann	Chief Accounting Officer
(Principal Accounting Officer)

/s/ EDIE A. AMES	Director	March 11, 2020
Edie A. Ames

/s/ ALEXANDER L. CAPPELLO	Director	March 11, 2020
Alexander L. Cappello

/s/ JEROME I. KRANSDORF	Director	March 11, 2020
Jerome I. Kransdorf

	Director	March 11, 2020
Janice Meyer

/s/ LAURENCE B. MINDEL	Director	March 11, 2020
Laurence B. Mindel

/s/ DAVID B. PITTAWAY	Director	March 11, 2020
David B. Pittaway

/s/ HERBERT SIMON	Director	March 11, 2020
Herbert Simon