Form 10-K/A
period 2019-12-31
CHEESECAKE FACTORY INC
filed 2020-06-22
CIK 887596

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

As of June 15, 2020, 45,462,133 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the registrant’s proxy statement for the annual meeting of stockholders held on May 28, 2020.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of The Cheesecake Factory Incorporated (the “Company”) for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on March 12, 2020 (the “Form 10-K”). In the Form 10-K, the Company inadvertently omitted the “Report of Independent Registered Public Accounting Firm” (the “Audit Report”) of its prior auditors (PricewaterhouseCoopers LLP) for the fiscal year ended January 2, 2018. The Audit Report was signed by PricewaterhouseCoopers LLP and delivered to the Company prior to the original filing of the Form 10-K, but the Audit Report was inadvertently omitted from the Form 10-K.

This Form 10-K/A is being filed solely to include the inadvertently omitted Audit Report for PricewaterhouseCoopers LLP relating to the Company’s consolidated financial statements. No other changes were made to the Audit Report or to the Form 10-K. The consolidated financial statements and notes to consolidated financial statements have remained the same as that previously filed in the Form 10-K.

This Amendment reflects information as of the filing date of the Form 10-K, does not reflect events occurring after that date and does not modify or update in any way disclosures made in the Form 10-K, except as specifically noted above.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the filing date of this Amendment.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required to be filed hereunder are set forth in Part IV, Item 15 of this report.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

(a)    1.   Financial statements:

The consolidated financial statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 3 of this report.

2.   Financial statement schedules:

All schedules have been omitted because they are not applicable, not required or the information has been otherwise supplied in the financial statements or notes to the financial statements.

3.   Exhibits:

The Exhibits required to be filed hereunder are listed in the exhibit index included herein at page 36.

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

Los Angeles, California
March 11, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Cheesecake Factory Incorporated

Opinion on the Financial Statements

We have audited the consolidated statement of income, comprehensive income, stockholders’ equity and cash flows of The Cheesecake Factory Incorporated (the “Company”) for the year ended January 2, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended January 2, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Intangible Assets

Our intangible assets consist primarily of goodwill, indefinite-lived trade names, trademarks and transferable alcoholic beverage licenses and definite-lived licensing agreements and non-transferable alcoholic beverage licenses. Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable based on estimated undiscounted future cash flows. If impaired, the asset or asset group is written down to fair value based on discounted future cash flows. Amortization is recorded in acquisition-related contingent consideration, compensation and amortization expenses in our consolidated statements of income.

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

EXHIBIT INDEX

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

2.1	Form of Reorganization Agreement(P)	Amend. No. 1 to Form S-1	33-479336	2.1	8/17/92

2.2	Purchase Agreement, dated as of November 14, 2016, as amended by Amendment & Option Exercise Agreement, dated as of July 30, 2019, by and among The Cheesecake Factory Incorporated and the other Parties thereto#	10-Q	000-20574	2.1	11/8/19

2.3	First Amendment to Option Exercise Agreement and Second Amendment to Purchase Agreement and Operating Agreement, dated as of October 2, 2019, by and among The Cheesecake Factory Incorporated and the other Parties thereto#	10-Q	000-20574	2.2	11/8/19

2.4	Membership Interest Purchase Agreement, dated as of July 30, 2019, by and among The Cheesecake Factory Restaurants, Inc., Fox Restaurant Concepts LLC, the Sellers party thereto, SWF Posse LLC, as Seller’s representative, and, solely for limited purposes set forth therein, The Cheesecake Factory Incorporated#†	10-Q	000-20574	2.3	11/8/19

2.5	First Amendment to Membership Interest Purchase Agreement, dated as of October 2, 2019, by and among The Cheesecake Factory Restaurants, Inc., Fox Restaurant Concepts LLC, and SWF Posse LLC, as Seller’s representative#	10-Q	000-20574	2.4	11/8/19

3.1	Restated Certificate of Incorporation of The Cheesecake Factory Incorporated	10-Q	000-20574	3.2	8/6/18

3.2	Bylaws of The Cheesecake Factory Incorporated (Amended and Restated on May 20, 2009)	8-K	000-20574	3.8	5/27/09

3.3	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock of The Cheesecake Factory Incorporated	10-Q	000-20574	3.1	8/6/18

4.1	Description of The Cheesecake Factory Incorporated’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act	10-K	000-20574	4.1	3/12/20

10.1.1	Employment Agreement, effective as of April 1, 2017, between The Cheesecake Factory Incorporated and David M. Overton*	8-K	000-20574	99.2	2/22/17

10.1.2	First Amendment to Employment Agreement, effective as of April 1, 2018, between The Cheesecake Factory Incorporated and David M. Overton*	8-K	000-20574	99.2	2/21/18

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

10.2	Employment Agreement, effective as of March 3, 2016, between The Cheesecake Factory Incorporated and David M. Gordon*	10-K	000-25074	10.6	3/2/17

10.3	Employment Agreement, effective as of March 3, 2016, between The Cheesecake Factory Incorporated and W. Douglas Benn*	10-K	000-25074	10.7	3/2/17

10.4	Employment Agreement, effective as of March 3, 2016, between The Cheesecake Factory Incorporated and Debby R. Zurzolo*	10-K	000-25074	10.8	3/2/17

10.5	Employment Agreement, effective as of March 3, 2016, between The Cheesecake Factory Incorporated and Max Byfuglin*	10-K	000-25074	10.9	3/2/17

10.6	Employment Agreement, effective as of July 7, 2017, between The Cheesecake Factory Incorporated and Matthew E. Clark*	8-K	000-25074	99.1	6/13/17

10.7	Employment Agreement, effective as of May 14, 2018, between The Cheesecake Factory Incorporated and Scarlett May*	10-Q	000-25074	10.10	5/11/18

10.8	Employment Agreement, effective as of February 13, 2019, between The Cheesecake Factory Incorporated and Keith T. Carango*	10-K	000-20574	10.8	3/4/19

10.9.1	Amended and Restated The Cheesecake Factory Incorporated Executive Savings Plan*	10-K	000-25074	10.20	3/2/17

10.9.2	First Amendment to The Cheesecake Factory Incorporated Executive Savings Plan as amended and restated November 7, 2016*	10-K	000-25074	10.11.1	2/28/18

10.10	Form of Indemnification Agreement*	8-K	000-25074	99.1	12/14/07

10.11.1	Inducement Agreement dated as of July 27, 2005	8-K	000-25074	99.3	8/2/05

10.11.2	First Amendment to Inducement Agreement dated as of March 1, 2010	10-K	000-25074	10.36	2/23/11

10.11.3	Second Amendment to Inducement Agreement dated as of May 7, 2015	10-K	000-25704	10.24	3/2/17

10.12.1	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended April 7, 2011*	DEF 14A	000-20574	Appendix A	4/21/11

10.12.2	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended effective as of February 27, 2013*	DEF 14A	000-20574	Appendix A	04/19/13

10.12.3	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended April 3, 2014*	DEF 14A	000-20574	Appendix A	4/17/14

10.12.4	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended May 28, 2015*	DEF 14A	000-20574	Appendix A	4/17/15

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

10.12.5	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended April 5, 2017*	DEF 14A	000-20574	Appendix A	4/25/17

10.13	Form of Grant Agreement for Executive Officers under 2010 Stock Incentive Plan*	10-Q	000-20574	10.1	11/4/10

10.14	Form of Grant Agreement for Executive Officers under the 2010 Stock Incentive Plan, for equity grants made after August 2, 2012*	10-Q	000-20574	10.1	8/10/12

10.15	Form of Notice of Stock Option Grant and Agreement and/or Restricted Stock Grant Agreement for Executive Officers under the 2010 Stock Incentive Plan, for equity grants made after March 6, 2014*	8-K	000-20574	99.1	3/7/14

10.16	Form of Notice of Grant and Stock Option Agreement and/or Stock Unit Agreement under the 2010 Stock Incentive Plan, for equity grants made after March 3, 2016*	8-K	000-20574	99.2	3/4/16

10.17.1	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP I under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.1	2/28/18

10.17.2	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP II under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.2	2/28/18

10.17.3	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP III under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.3	2/28/18

10.17.4	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP IV under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.4	2/28/18

10.17.5	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP V under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.5	2/28/18

10.17.6	Form of Standard Notice of Grant and Restricted Share Agreement I under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.6	2/28/18

10.17.7	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for Senior Executive under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	8-K	000-20574	99.3	2/21/18

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

10.17.8	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement under the 2010 Stock Incentive Plan, for equity grants made on or after February 13, 2019*	10-Q	000-20574	10.2	5/6/19

10.18	The Cheesecake Factory Incorporated Stock Incentive Plan*	8-K	000-20574	10.1	6/5/19

10.19	2015 Amended and Restated Annual Performance Incentive Plan, as amended and restated May 28, 2015*	DEF 14A	000-20574	Appendix B	4/17/15

10.20	Third Amended and Restated Loan Agreement with JPMorgan Chase Bank, National Association dated as of July 30, 2019	10-Q	000-20574	10.1	12/24/15

21.1	List of Subsidiaries	10-K	000-20574	21.1	3/12/20

23.1	Consent of Independent Registered Public Accounting Firm — KPMG LLP	—	—	—	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP	—	—	—	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	10-K	000-20574	31.1	3/12/20

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	10-K	000-20574	31.2	3/12/20

31.3	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer				Filed herewith

31.4	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer				Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer	10-K	000-20574	32.1	3/12/20

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	10-K	000-20574	32.2	3/12/20

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer				Filed herewith

32.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer				Filed herewith

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

101.1	The following materials from The Cheesecake Factory Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statement of stockholders’ equity, (v) consolidated statements of cash flows, and (vi) the notes to the consolidated financial statements	10-K	000-20574	101.1	3/12/20

101.2	The following materials from The Cheesecake Factory Incorporated’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statement of stockholders’ equity, (v) consolidated statements of cash flows, and (vi) the notes to the consolidated financial statements	—	—	—	Filed herewith

104.1	The cover page of The Cheesecake Factory Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (included with Exhibit 101.1)	10-K	000-20574	104.1	3/12/20

104.2	The cover page of The Cheesecake Factory Incorporated’s Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (included with Exhibit 101.2)	—	—	—	Filed herewith

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of June 2020.

THE CHEESECAKE FACTORY INCORPORATED

/s/ DAVID OVERTON
By:	David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ MATTHEW E. CLARK
By:	Matthew E. Clark
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)