Form 10-Q
period 2020-03-31
CHEESECAKE FACTORY INC
filed 2020-06-22
CIK 887596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by The Cheesecake Factory Incorporated (the “Company”) with the Securities and Exchange Commission (the “SEC”) on May 5, 2020, the Company was unable to file this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”) by the original deadline of May 11, 2020 due to the outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic.

These considerable developments triggered the need to perform impairment assessments of the Company’s long-lived assets, goodwill and other intangible assets and a revaluation of contingent consideration associated with the acquisition of Fox Restaurant Concepts LLC. Future changes in estimates could further impact the carrying value of these items.

On March 4, 2020, the SEC issued an order (Release No. 34-88318) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) granting exemptions from specified provisions of the Exchange Act and certain rules thereunder, as amended by Release No. 34-88465 issued on March 25, 2020 (collectively, the “Order”). In light of the significant impact of the COVID-19 pandemic, the Company was unable to complete the analyses described above in time to file its Quarterly Report by the original filing deadline without unreasonable effort or expense. Accordingly, the Company relied on the Order to postpone the filing of this Quarterly Report to provide it with additional time to finalize these assessments as well as prepare additional required disclosures related to the COVID-19 pandemic.

THE CHEESECAKE FACTORY INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$81,023	$58,416
Accounts receivable	22,862	25,619
Income taxes receivable	49,179	4,626
Other receivables	27,283	64,683
Inventories	47,822	47,225
Prepaid expenses	42,489	43,946
Total current assets	270,658	244,515
Property and equipment, net	818,283	831,599
Other assets:
Intangible assets, net	254,401	437,207
Operating lease assets	1,257,428	1,240,976
Other	75,012	86,296
Total other assets	1,586,841	1,764,479
Total assets	$2,675,782	$2,840,593
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,894	$61,946
Gift card liabilities	161,215	187,978
Operating lease liabilities	123,189	128,081
Other accrued expenses	166,828	236,582
Total current liabilities	507,126	614,587

Deferred income taxes	23,838	33,847
Long-term debt	380,000	290,000
Operating lease liabilities	1,217,582	1,189,869
Other noncurrent liabilities	128,265	140,548
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 98,452,351 and 97,685,178 shares issued at March 31, 2020 and December 31, 2019, respectively	985	977
Additional paid-in capital	861,641	855,989
Retained earnings	1,255,794	1,408,333
Treasury stock, 52,991,015 and 52,916,434 shares at cost at March 31, 2020 and December 31, 2019, respectively	(1,695,708)	(1,693,122)
Accumulated other comprehensive loss	(3,741)	(435)
Total stockholders’ equity	418,971	571,742
Total liabilities and stockholders’ equity	$2,675,782	$2,840,593

See the accompanying notes to the condensed consolidated financial statements

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 31, 2020	April 2, 2019

Revenues	$615,106	$599,481

Costs and expenses:
Cost of sales	140,905	136,187
Labor expenses	236,982	217,310
Other operating costs and expenses	167,970	153,221
General and administrative expenses	43,960	39,123
Depreciation and amortization expenses	23,562	21,362
Impairment of assets and lease terminations	191,896	—
Acquisition-related costs	1,236	—
Acquisition-related contingent consideration, compensation and amortization	(4,466)	—
Preopening costs	3,119	2,130
Total costs and expenses	805,164	569,333
(Loss)/income from operations	(190,058)	30,148
Loss on investment in unconsolidated affiliates	—	(1,450)
Interest and other income/(expense), net	(1,518)	2
(Loss)/Income before income taxes	(191,576)	28,700
Income tax (benefit)/provision	(55,413)	1,716
Net (loss)/income	$(136,163)	$26,984

Net (loss)/income per share:
Basic	$(3.11)	$0.61
Diluted	$(3.11)	$0.60

Weighted average shares outstanding:
Basic	43,773	44,255
Diluted	43,773	44,984

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 31, 2020	April 2, 2019

Net (loss)/income	$(136,163)	$26,984
Other comprehensive (loss)/gain:
Foreign currency translation adjustment	(936)	239
Unrealized loss on derivative, net of tax	(2,370)	—
Other comprehensive (loss)/gain	(3,306)	239
Total comprehensive (loss)/income	$(139,469)	$27,223

See the accompanying notes to the condensed consolidated financial statements

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

For the thirteen weeks ended March 31, 2020:

						Accumulated
	Shares of		Additional			Other
	Common	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Loss	Total
Balance, December 31, 2019	97,685	$977	$855,989	$1,408,333	$(1,693,122)	$(435)	$571,742
Net loss	—	—	—	(136,163)	—	—	(136,163)
Foreign currency translation adjustment	—	—	—	—	—	(936)	(936)
Change in derivative, net of tax	—	—	—	—	—	(2,370)	(2,370)
Cash dividends declared Common stock, $0.36 per share	—	—	—	(16,376)	—	—	(16,376)
Stock-based compensation	566	6	5,541	—	—	—	5,547
Common stock issued under stock-based compensation plans	203	2	111	—	—	—	113
Treasury stock purchases	—	—	—	—	(2,586)	—	(2,586)
Balance, March 31, 2020	98,454	$985	$861,641	$1,255,794	$(1,695,708)	$(3,741)	$418,971

For the thirteen weeks ended April 2, 2019:

						Accumulated
	Shares of		Additional			Other
	Common	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Loss	Total
Balance, January 1, 2019	96,622	$967	$828,676	$1,384,494	$(1,642,140)	$(938)	$571,059
Cumulative effect of adopting the pronouncement related to lease accounting, net of tax	—	—	—	(41,466)	—	—	(41,466)
Balance, January 1, 2019, as adjusted	96,622	967	828,676	1,343,028	(1,642,140)	(938)	529,593
Net income	—	—	—	26,984	—	—	26,984
Foreign currency translation adjustment	—	—	—	—	—	239	239
Cash dividends declared Common stock, $0.33 per share	—	—	—	(14,952)	—	—	(14,952)
Stock-based compensation	350	3	5,907	—	—	—	5,910
Common stock issued under stock-based compensation plans	412	4	5,537	—	—	—	5,541
Treasury stock purchases	—	—	—	—	(11,071)	—	(11,071)
Balance, April 2, 2019	97,384	$974	$840,120	$1,355,060	$(1,653,211)	$(699)	$542,244

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 31, 2020	April 2, 2019

Cash flows from operating activities:
Net (loss)/income	$(136,163)	$26,984
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	23,562	21,362
Impairment of assets and lease terminations	191,571	—
Deferred income taxes	(11,231)	1,792
Stock-based compensation	5,507	5,847
Loss from investments in unconsolidated affiliates	—	1,450
Changes in assets and liabilities:
Accounts and other receivable	38,312	43,295
Income taxes receivable/payable	(44,553)	(681)
Inventories	(605)	(3,142)
Prepaid expenses	1,452	(10,621)
Operating lease assets/liabilities	1,851	1,130
Other assets	13,279	(5,896)
Accounts payable	(3,464)	(11,623)
Gift card liabilities	(26,753)	(26,594)
Other accrued expenses	(85,745)	(9,787)
Cash (used in)/provided by operating activities	(32,980)	33,516
Cash flows from investing activities:
Additions to property and equipment	(15,775)	(13,351)
Additions to intangible assets	(128)	(96)
Investments in unconsolidated affiliates	—	(3,000)
Loans made to unconsolidated affiliates	—	(11,000)
Cash used in investing activities	(15,903)	(27,447)
Cash flows from financing activities:
Borrowings on credit facility	90,000	20,000
Repayments on credit facility	—	(10,000)
Proceeds from exercise of stock options	113	5,541
Cash dividends paid	(15,791)	(14,628)
Treasury stock purchases	(2,586)	(11,071)
Cash provided by/(used in) financing activities	71,736	(10,158)
Foreign currency translation adjustment	(246)	40
Net change in cash and cash equivalents	22,607	(4,049)
Cash and cash equivalents at beginning of period	58,416	26,578
Cash and cash equivalents at end of period	$81,023	$22,529

Supplemental disclosures:
Interest paid	$253	$316
Income taxes paid	$352	$566
Construction payable	$3,945	$2,670

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and its wholly owned subsidiaries (referred to herein collectively as the “Company,” “we,” “us” and “our”) and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions for the periods presented have been eliminated in consolidation. The unaudited financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the financial condition, results of operations and cash flows for the period. However, these results are not necessarily indicative of results that may be achieved for any other interim period or for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 11, 2020 (“fiscal 2019 10-K”).

On October 2, 2019, we completed the acquisition of North Italia and the remaining business of Fox Restaurant Concepts LLC, including Flower Child and all other FRC brands (the "Acquisitions"). The results of operations, financial position and cash flows of the acquired businesses are included in our consolidated financial statements as of the acquisition date.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal 2020 consists of 52 weeks and will end on December 29, 2020. Fiscal 2019, which ended on December 31, 2019, was also a 52-week year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ from these estimates.

COVID-19 Pandemic

The Company is subject to risks and uncertainties as a result of the outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic which was declared a National Public Health Emergency on March 13, 2020. We have experienced significant disruptions to our business due to suggested and mandated social distancing and shelter-in-place orders, which resulted in the temporary closure of a number of restaurants across our portfolio, while the remaining locations shifted to an off-premise only operating model on an interim basis. In late April 2020, certain jurisdictions began allowing the reopening of restaurant dining rooms. As of June 22, 2020, we have reopened dining rooms in 194 locations across our concepts, however we will be operating under capacity restrictions for some time as social distancing protocols remain in place. As of March 31, 2020 and June 22, 2020 respectively, 33 and 19 of our restaurants were temporarily closed and 261 and 81 restaurants were operating in an off-premise only model.

In response to the pandemic, the Company and its Board of Directors implemented the following measures to preserve liquidity and enhance financial flexibility:

●	Eliminated non-essential capital expenditures and expenses;
●	Suspended new unit development;
●	Reduced board, executive and corporate support staff compensation;
●	Furloughed approximately 41,000 hourly staff members;

●	Engaged in discussions with our landlords regarding ongoing rent obligations, including the potential deferral, abatement and/or restructuring of rent otherwise payable during the period of the COVID-19 pandemic related closure;
●	Increased borrowings under our revolving credit facility;
●	Raised additional equity capital; and
●	Suspended the dividend on our common stock and share repurchases.

We cannot predict how long the COVID-19 pandemic will last or whether it will reoccur, what additional restrictions may be enacted, to what extent we can maintain off-premise sales volumes or if individuals will be comfortable returning to our dining rooms during or following social distancing protocols, and what long-lasting effects the COVID-19 pandemic may have on the restaurants industry as a whole. The extent of the reopening process, along with the potential impact of the COVID-19 pandemic on consumer spending behavior, will determine the significance of the impact to our operating results and financial position.

In addition, these considerable developments have triggered the need to perform impairment assessments of our long-lived assets, goodwill and other intangible assets and a revaluation of contingent consideration associated with the acquisition of Fox Restaurant Concepts LLC. Future changes in estimates could further impact the carrying value of these items. (See Notes 3 and 4 for further discussion of impairment of long-lived and intangible assets, respectively. See Note 8 for further discussion of the revaluation of contingent consideration.)

See “Risk Factors” included in Part II, Item 1A for further discussion of risks associated with the COVID-19 pandemic.

Derivative Financial Instruments

We recognize derivative financial instruments on the balance sheet at fair value under a Level 2 categorization. Our only derivative is an interest rate swap which is designated as a cash flow hedge. Therefore, the effective portion of the changes in fair value are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings, and the ineffective portion of changes in the fair value are immediately recognized in earnings as interest expense. We classify cash inflows and outflows from derivatives within operating activities on the consolidated statements of cash flows. See Note 7 for further discussion of this interest rate swap.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The update eliminates, adds and modifies certain disclosure requirements for fair value measurements. We adopted this standard as of the beginning of fiscal 2020 and such adoption did not have a significant impact on our consolidated financial statements.

2.  Inventories

Inventories consisted of (in thousands):

	March 31, 2020	December 31, 2019
Restaurant food and supplies	$23,131	$25,057
Bakery finished goods and work in progress	18,247	16,000
Bakery raw materials and supplies	6,444	6,168
Total	$47,822	$47,225

3. Impairment of Long-Lived Assets

We assess the potential impairment of our long-lived assets on an annual basis or whenever events or changes in circumstances indicate the carrying value of the assets or asset group may not be recoverable. Due to the significant impact of the COVID-19 pandemic on our operations, we determined it was necessary to perform an interim test of our long-lived assets during the first quarter of fiscal 2020. Based on the results of these assessments, we recorded $8.9 million of expense primarily related to the impairment of one The Cheesecake Factory, one North Italia, two Other FRC and four Other restaurants. These amounts are recorded in impairment of assets and lease terminations on the consolidated statements of income.

4. Intangible Assets, net

The following table presents the components of our intangible assets, net (in thousands):

	March 31, 2020	December 31, 2019
Indefinite-lived intangible assets:
Goodwill	$1,451	$78,355
Trade names and trademarks	233,567	337,027
Transferable alcoholic beverage licenses	8,545	8,575
Total indefinite-lived intangible assets	243,563	423,957
Definite-lived intangible assets, net:
Licensing agreements	7,627	10,060
Non-transferable alcoholic beverage licenses	3,211	3,190
Total definite-lived intangible assets	10,838	13,250
Total intangible assets, net	$254,401	$437,207

During the first quarter of fiscal 2020, we finalized our purchase accounting for the Acquisitions, increasing goodwill by $2.5 million with an offsetting decrease in trade names and trademarks.

Goodwill and other indefinite-lived intangible assets are tested for impairment annually as of the first day of our fiscal fourth quarter or on an interim basis if events or changes in circumstances between annual tests indicate a potential impairment. Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable based on estimated undiscounted future cash flows.

Due to the decrease in our stock price coupled with the dining room closures related to the COVID-19 pandemic and significant decline to the equity value of our peers and overall U.S. stock market, we determined it was necessary to perform an interim assessment of our indefinite and definite-lived intangible assets during the first quarter of fiscal 2020. For the goodwill impairment test, the estimated fair value of the reporting units was determined using a blend of the income and market capitalization approaches. For the income approach, we performed a discounted cash flow analysis. The fair value of the other indefinite-lived assets was estimated using the relief from royalty method. There were a number of estimates and significant judgments made by management in performing these evaluations, such as future unit growth, average unit volumes, cash flows and discount rates. Accordingly, actual results could vary significantly from such estimates. Based on the results of these assessments, we recorded impairment expense of $79.4 million, $101.0 million and $2.3 million related to goodwill, trade names and trademarks, and licensing agreements, respectively. More than half of the total impairment amount was driven by the impact on our market capitalization, with the balance related to lower future cash flow estimates. The reduced projections stemmed primarily from our decision to delay fiscal 2020 unit development, thereby moving our expected unit growth trajectory out by one year. The cash flow estimates assumed that average unit volumes and margins would substantially return to pre-COVID-19 levels by mid-fiscal 2021.

5.  Gift Cards

The following tables present information related to gift cards (in thousands):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
Gift card liabilities:	March 31, 2020	April 2, 2019
Beginning balance	$187,978	$172,336
Activations	17,340	20,373
Redemptions and breakage	(44,103)	(46,964)
Ending balance	$161,215	$145,745

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 31, 2020	April 2, 2019
Gift card contract assets: (1)
Beginning balance	$23,172	$23,388
Deferrals	2,203	2,596
Amortization	(4,690)	(4,711)
Ending balance	$20,685	$21,273
(1)	Included in prepaid expenses on the condensed consolidated balance sheets.

6. Leases

Components of lease expense were as follows (in thousands):

	Thirteen Weeks Ended	Thirteen Weeks Ended
	March 31, 2020	April 2, 2019
Operating	$33,041	$26,427
Variable	15,828	16,335
Short-term	129	77
Total	$48,998	$42,839

Supplemental information related to leases (in thousands, except percentages):

	Thirteen Weeks Ended	Thirteen Weeks Ended
Cash paid for amounts included in the measurement of lease liabilities:	March 31, 2020	April 2, 2019
Operating cash flows from operating leases	$30,760	$24,213
Right-of-use assets obtained in exchange for new operating lease liabilities	14,929	5,768

7.  Long-Term Debt

On July 30, 2019, we entered into a Third Amended and Restated Loan Agreement (the “Facility”), which amends and restates in its entirety our prior Second Amended and Restated Loan Agreement dated as of December 22, 2015. The Facility, which terminates on July 30, 2024, provides us with revolving loan commitments that total $400 million (of which $40 million may be used for issuances of letters of credit). The Facility contains a commitment increase feature that could provide for an additional $200 million in available credit upon our request and subject to the participating lenders electing to increase their commitments or new lenders being added to the Facility. At March 31, 2020, we had net availability for borrowings of $0.6 million, based on a $380.0 million outstanding debt balance and $19.4 million in standby letters of credit. During the first quarter of fiscal 2020, we increased our borrowings under the Facility to bolster our cash position and enhance financial flexibility given the impact of the COVID-19 pandemic on our operations.

At March 31, 2020, we were subject to certain financial covenants under the Facility requiring us to maintain (i) a maximum "Net Adjusted Leverage Ratio" of 4.75 and (ii) a minimum ratio of EBITDAR to interest and rent expense of 1.9 ("EBITDAR Ratio"), as well as customary events of default that, if triggered, could result in acceleration of the maturity of the Facility. The Facility also limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio, and also sets forth negative covenants that restrict indebtedness, liens, investments, sales of assets, fundamental changes and other matters.

At March 31, 2020. borrowings under the Facility bore interest, at our option, at a rate equal to either: (i) the adjusted LIBO Rate (as customarily defined) (the “Adjusted LIBO Rate”) plus a margin that is based on our net adjusted leverage ratio, or (ii) the sum of (a) the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in effect in the United States, (2) the greater of the rate calculated by the Federal Reserve Bank of New York as the effective federal funds rate or the rate that is published by the Federal Reserve Bank of New York as an overnight bank funding rate, in either case plus 0.5%, and (3) the one-month Adjusted LIBO Rate plus 1.0%, plus (b) a margin that is based on our net adjusted leverage ratio. Letters of credit issued under the Facility bear fees that are equivalent to the interest rate margin that is applicable to revolving loans that bear interest at the adjusted LIBO Rate plus other customary fees charged by the issuing bank. Under the Facility, we paid certain customary loan origination fees and will pay an unused fee on the unused portion of the Facility that is also based on our Net Adjusted Leverage Ratio. Our Net Adjusted Leverage and EBITDAR Ratios were 4.3 and 2.3, respectively, at March 31, 2020, and we were in compliance with all covenants in effect at that date.

Our obligations under the Facility are unsecured. Certain of our material subsidiaries have guaranteed our obligations under the Facility. The Facility will be used for our general corporate purposes, including for the issuance of standby letters of credit to support our self-insurance programs, and to fund dividends, stock repurchases and permitted acquisitions.

As further discussed in Note 15, on May 1, 2020, we amended the Facility to provide additional financial flexibility, including relief of certain of the covenants discussed above.

On March 13, 2020, we entered into an interest rate swap agreement to manage our exposure to interest rate movements on our Facility. The agreement became effective on April 1, 2020 and matures on April 1, 2025. The interest rate swap entitles us to receive a variable rate of interest based on the one-month LIBO rate in exchange for the payment of a fixed interest rate of 0.802%. The notional amount of the swap agreement is $280.0 million through March 31, 2023 and $140.0 million from April 1, 2023 through April 1, 2025. The differences between the variable LIBO rate and the interest rate swap rate are settled monthly. We did not make any payments to settle the interest rate swap during the three months ended March 31, 2020. At March 31, 2020, the fair value of our interest rate swap was a liability of $3.1 million and was included in long-term other liabilities in the condensed consolidated balance sheet. Changes in the valuation of the interest rate swap were included as a component of other comprehensive income and will be reclassified to earnings as realized.

We classified this interest rate swap within Level 2 of the valuation hierarchy described in Note 8. Our counterparty under this arrangement provided monthly statements of the market values of these instruments based on significant inputs that were observable or could be derived principally from, or corroborated by, observable market data for substantially the full term of the asset or liability. The impact on the derivative liabilities for the Company’s and the counterparty’s non-performance risk to the derivative trades was considered when measuring the fair value of derivative liabilities.

8. Fair Value Measurements

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

The following tables present the components and classification of our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3
Assets (Liabilities)
Non-qualified deferred compensation assets	$63,836	$—	$—
Non-qualified deferred compensation liabilities	(64,679)	—	—
Interest rate swap	—	(3,141)	—
Acquisition-related deferred consideration	—	(55,405)	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(7,280)

	December 31, 2019
	Level 1	Level 2	Level 3
Assets (Liabilities)
Non-qualified deferred compensation assets	$77,228	$—	$—
Non-qualified deferred compensation liabilities	(76,255)	—	—
Acquisition-related deferred consideration	—	(53,933)	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(13,218)

The fair value of the acquisition-related contingent consideration and compensation liabilities was determined utilizing a Monte Carlo model based on estimated future revenues, margins and volatility factors, among other variables and estimates and has no minimum or maximum payment. The undiscounted range of outcomes per the Monte Carlo model was $ 0 to $ 35.6 million. Results could change materially if different estimates and assumptions were used. The following table presents a reconciliation of the beginning and ending amounts of the fair value of the acquisition-related contingent consideration and compensation liabilities, categorized as Level 3 (in thousands):

Balance, December 31, 2019	$13,218
Change in fair value	(5,938)
Balance, March 31, 2020	$7,280

The significant change in the fair value of the contingent consideration during the first quarter of fiscal 2020 related to the impact of the COVID-19 pandemic on the estimated cash flows used in the valuation, primarily stemming from the delay of future new restaurant openings.

The fair values of our cash and cash equivalents, accounts receivable, income taxes receivable, other receivables, prepaid expenses, accounts payable, income taxes payable and other accrued expenses approximate their carrying amounts due to their short duration.

9. Commitments and Contingencies

On June 7, 2018, the California Department of Industrial Relations issued a $4.2 million wage citation jointly against the Company and our vendor that provides janitorial services to eight of our Southern California restaurants, alleging that the janitorial vendor or its subcontractor failed to comply with various provisions of the California Labor Code (Wage Citation Case No. 35-CM-188798-16). The wage citation seeks to recover penalties and other monetary payments on behalf of the employees that worked for this vendor or its subcontractor. On June 28, 2018, we filed an appeal of the wage citation. On June 11, 2020, the DLSE postponed the hearing on the Company’s appeal due to safety concerns related to the COVID-19 pandemic. It is not possible at this time to reasonably estimate the outcome of or any potential liability from this matter and, accordingly, we have not reserved for any potential future payments.

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

10.  Stockholders’ Equity

On February 18, 2020, our Board of Directors (“Board”) approved a quarterly cash dividend of $0.36 per share that was paid on March 20, 2020 to the stockholders of record at the close of business on March 9, 2020. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Facility and applicable law, and such other factors that our Board considers relevant.

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 53.0 million shares at a total cost of $1,695.7 million through March 31, 2020, including 0.1 million shares at a cost of $2.6 million repurchased during the first quarter of fiscal 2020. Our objectives regarding share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth. Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. We make the determination to repurchase shares based on several factors, including current and forecasted operating cash flows, capital needs associated with new restaurant development and maintenance of existing locations, dividend payments, debt levels and cost of borrowing, obligations associated with the Acquisitions, our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and financial covenants under the Facility that limit share repurchases based on a defined ratio.

To preserve liquidity during the COVID-19 pandemic and in conjunction with the terms of our Facility, as amended on May 1, 2020, our Board of Directors suspended the quarterly dividend on our common stock, as well as share repurchases. (See Notes 7 and 15 for further discussion of our Facility.) As further discussed in Note 15, to increase our liquidity given the impact of the COVID-19 pandemic on our operations, we sold 200,000 shares of Series A Convertible Preferred Stock on April 20, 2020 for an aggregate purchase price of $200 million.

11.  Stock-Based Compensation

On April 5, 2017, our Board approved an amendment to our 2010 Stock Incentive Plan to increase the number of shares of common stock reserved for grant under the plan to 12.7 million shares from 9.2 million shares. This amendment was approved by our stockholders at our annual meeting held on June 8, 2017. On April 4, 2019, our Board adopted The Cheesecake Factory Incorporated Stock Incentive Plan. This plan was approved by our stockholders at our annual meeting held on May 30, 2019. The maximum number of shares of common stock available for grant under this plan is 4.8 million shares plus 1.8 million shares, which, as of May 30, 2019, were available for issuance under our 2010 Stock Incentive Plan plus 1.9 million shares which may become available for issuance under The Cheesecake Factory Incorporated Stock Incentive Plan due to forfeiture or lapse of awards under our 2010 Stock Incentive Plan following May 30, 2019. Approximately 4.8 million of these shares were available for grant as of March 31, 2020.

The following table presents information related to stock-based compensation, net of forfeitures (in thousands):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 31, 2020	April 2, 2019

Labor expenses	$1,966	$1,720
Other operating costs and expenses	70	69
General and administrative expenses	3,471	4,058
Total stock-based compensation	5,507	5,847
Income tax benefit	1,353	1,438
Total stock-based compensation, net of taxes	$4,154	$4,409

Capitalized stock-based compensation (1)	$40	$63
(1)	It is our policy to capitalize the portion of stock-based compensation costs for our internal development department that relates to capitalizable activities such as the design and construction of new restaurants, remodeling existing locations and equipment installation. Capitalized stock-based compensation is included in property and equipment, net on the condensed consolidated balance sheets.

Stock Options

The weighted-average fair value at the grant date for options issued during the first quarter of fiscal 2020 and 2019 was $6.66 and $9.90 per share, respectively. The fair value of options was estimated utilizing the Black-Scholes valuation model with the following weighted-average assumptions for the first quarter of fiscal 2020 and 2019, respectively: (a) an expected option term of 6.9 years in both periods, (b) expected stock price volatility of 25.7% and 26.3%, (c) a risk-free interest rate of 1.5% and 2.6%, and (d) a dividend yield on our stock of 3.6% and 2.9%.

Stock option activity during the thirteen weeks ended March 31, 2020 was as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value (1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 31, 2019	1,829	$47.32	4.3	$844
Granted	654	40.16
Exercised	(4)	29.79
Forfeited or cancelled	—	—
Outstanding at March 31, 2020	2,479	$45.46	5.5	$10,687

Exercisable at March 31, 2020	1,239	$46.79	3.0	$6,380
(1)	Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal period end date.

The total intrinsic value of options exercised during the thirteen weeks ended March 31, 2020 and April 2, 2019 was $35.6 million and $3.4 million, respectively. As of March 31, 2020, total unrecognized stock-based compensation expense related to unvested stock options was $10.5 million, which we expect to recognize over a weighted-average period of approximately 4.0 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the thirteen weeks ended March 31, 2020 was as follows:

		Weighted
		Average
	Shares	Fair Value
	(In thousands)	(Per share)
Outstanding at December 31, 2019	1,764	$47.76
Granted	579	40.01
Vested	(208)	51.38
Forfeited	(70)	55.70
Outstanding at March 31, 2020	2,065	$44.96

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted average fair value for restricted shares and restricted share units issued during the first quarter of fiscal 2020 and 2019 was $40.01 and $46.03, respectively. The fair value of shares that vested during the first quarter of fiscal 2020 and 2019 was $10.4 million and $11.1 million, respectively. As of March 31, 2020, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $47.3 million, which we expect to recognize over a weighted-average period of approximately 3.4 years.

12. Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions allowing for the carryback of net operating losses generated in fiscal years 2018, 2019 and 2020 and technical amendments regarding the expensing of qualified improvement property (“QIP”). As a result of the CARES Act, we expect to carry back our anticipated fiscal 2020 loss and reduce taxes payable for accelerated depreciation on QIP placed in service during fiscal 2018 and 2019. We expect to file carryback claims during fiscal 2021, and we estimate that these claims will generate cash refunds of approximately $36 million.

Our effective income tax rate was 28.9% and 6.0% for the first quarters of fiscal 2020 and 2019, respectively. The increase resulted primarily from a lower proportion of employment credits in relation to pre-tax (loss)/income and a benefit arising from the expected carryback of our anticipated fiscal 2020 loss to prior years when the federal statutory rate was 35%. Without the carryback provisions of the CARES Act, we would expect the fiscal 2020 loss to provide a tax benefit at the statutory rate of 21%. The 14% rate benefit is reflected primarily in the annual effective tax rate, although the portion representing prior year temporary differences that are estimated to reverse in fiscal 2020 and become part of the fiscal 2020 loss carryback was recognized as a discrete item in the first quarter of fiscal 2020.

We expect to have federal credit carryforwards of approximately $30 million at the end of fiscal 2020 compared to $14.3 million at December 31, 2019. This increase was driven primarily by our fiscal 2020 loss. We assess the available evidence to estimate if sufficient future taxable income will be generated to use these carryforwards, which have a 20-year carryforward period and are utilized on a first-in, first-out basis. Based on this evaluation, we concluded that no valuation allowance is required. This assessment could change if estimates of future taxable income during the carryforward period are revised.

As a result of the goodwill impairment discussed in Note 4, we recorded a deferred tax asset of $17.2 million in the first quarter of fiscal 2020.

13. Net (Loss)/Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, reduced by unvested restricted stock awards. As of March 31, 2020 and April 2, 2019, 2.1 million shares and 1.8 million shares, respectively, of restricted stock issued to staff members were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal periods ended on those dates. Diluted net income per share includes the dilutive effect of outstanding equity awards, calculated using the treasury stock method. Shares of common stock equivalents of 3.8 million and 2.0 million as of March 31, 2020 and April 2, 2019, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 31, 2020	April 2, 2019
	(In thousands, except per share data)
Net (loss)/income	$(136,163)	$26,984

Basic weighted average shares outstanding	43,773	44,255
Dilutive effect of equity awards	—	729

Diluted weighted average shares outstanding	43,773	44,984

Basic net (loss)/income per share	$(3.11)	$0.61

Diluted net (loss)/income per share	$(3.11)	$0.60

14.  Segment Information

Our operating segments , the businesses for which our management reviews discrete financial information for decision-making purposes, are comprised of The Cheesecake Factory, North Italia, Flower Child, the other FRC brands, our bakery division and Grand Lux Cafe. Based on quantitative thresholds set forth in FASB Accounting Standards Codification (" ASC”) 280, “Segment Reporting,” The Cheesecake Factory, North Italia and the other FRC brands are the only businesses that meet the criteria of a reportable operating segment. The remaining operating segments, including Flower Child, along with our businesses that don’t qualify as operating segments are combined in Other. Unallocated corporate expenses, capital expenditures and assets, which were previously classified in a separate Corporate line, are also combined in Other. In addition, gift card costs, which were previously classified in The Cheesecake Factory restaurants reportable segment, are combined in Other. Corresponding prior year balances were reclassified to conform to the current year presentation.

Segment information is presented below (in thousands):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 31, 2020	April 2, 2019
Revenues:
The Cheesecake Factory restaurants	$488,471	$548,633
North Italia	30,512	—
Other FRC	35,583	—
Other	60,540	50,848
Total	$615,106	$599,481

Income/(loss) from operations: (1)
The Cheesecake Factory restaurants	$39,324	$65,939
North Italia	(72,086)	—
Other FRC	(69,964)	—
Other	(87,332)	(35,791)
Total	$(190,058)	$30,148

Depreciation and amortization:
The Cheesecake Factory restaurants	$17,277	$17,608
North Italia	965	—
Other FRC	1,201	—
Other	4,119	3,754
Total	$23,562	$21,362

Preopening costs:
The Cheesecake Factory restaurants	$1,414	$1,481
North Italia	953	—
Other FRC	(159)	—
Other	911	649
Total	$3,119	$2,130

Capital expenditures:
The Cheesecake Factory restaurants	$8,598	$11,892
North Italia	2,964	—
Other FRC	1,104	—
Other	3,109	1,459
Total	$15,775	$13,351

	March 31, 2020	December 31, 2019
Total assets: (1)
The Cheesecake Factory restaurants	$1,638,660	$1,701,418
North Italia	254,939	297,840
Other FRC	271,700	310,414
Other	510,483	530,921
Total	$2,675,782	$2,840,593
(1)	During the first quarter of fiscal 2020, we recorded impairment of assets and lease terminations expense of $0.6 million for The Cheesecake Factory restaurants, $71.5 million for North Italia, $72.9 million for Other FRC and $46.8 million for Other (See Note 3 and 4 for further discussion of these charges.)

15.  Subsequent Events

 On May 1, 2020 (the “Effective Date”), we entered into a First Amendment (the “Amendment”) to the Facility (as amended by the Amendment, the “Amended Facility”). The Amended Facility provides for, among other things, (i) a covenant relief period (the “Covenant Relief Period”) from the Effective Date until we demonstrate compliance with our financial covenants as of the quarter ending on or after June 29, 2021, during which we are not required to comply with financial covenants requiring maintenance of a maximum ratio of net adjusted debt to EBITDAR (the “Net Adjusted Leverage Ratio”) of 4.75 to 1.00 and a minimum ratio of EBITDAR to interest and rent expense of 1.90 to 1.00 (the “EBITDAR to Interest and Rental Expense Ratio”), (ii) a substitution of the Net Adjusted Leverage Ratio and EBITDAR to Interest and Rental Expense Ratio covenants with a liquidity covenant for the calendar month ending May 31, 2020 and continuing through the calendar month ending February 28, 2021 that requires our liquidity to be at least $65,000,000 at the end of each calendar month (with liquidity being the sum of (a) unrestricted cash and cash equivalents and (b) the unused portion of the revolving facility) (and solely for the fiscal quarter ending March 30, 2021, we can meet either (x) both the Net Adjusted Leverage Ratio test and the EBITDAR to Interest and Rental Expense Ratio test or (y) meet the minimum liquidity test), with the minimum liquidity covenant to be tested again from the calendar month ending April 30, 2021 until we demonstrate compliance with the Net Adjusted Leverage Ratio and EBITDAR to Interest and Rental Expense Ratio for a fiscal quarter ending on or after March 30, 2021, (iii) a lowered amount of permitted increases to revolving loan commitments under the Amended Facility during the Covenant Relief Period from $200,000,000 to $125,000,000, (iv) a limit on capital expenditures not to exceed $90,000,000 during the Covenant Relief Period, and (v) increased limitations on the our ability to make restricted payments, incur debt, and consummate acquisitions during the Covenant Relief Period.

Borrowings under the Amended Facility during the Covenant Relief Period bear interest, at our option, at a rate equal to either: (i) the adjusted LIBO Rate (as customarily defined, the “Adjusted LIBO Rate”) plus 2.5%, or (ii) the sum of (a) the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in effect in the United States, (2) the greater of the rate calculated by the Federal Reserve Bank of New York as the effective federal funds rate or the rate that is published by the Federal Reserve Bank of New York as an overnight bank funding rate, in either case plus 0.5%, and (3) the one-month Adjusted LIBO Rate plus 1.0%, plus (b) 1.50%. We will also pay a fee of 0.40% on the daily amount of unused commitments under the Amended Facility.

On April 20, 2020, to increase our liquidity given the impact of the COVID-19 pandemic on our operations, we sold 200,000 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $200 million. In connection with the closing, we paid a commitment fee of $2 million to the purchaser. The convertible preferred stock ranks senior to our common stock with respect to dividends and distributions on liquidation, winding-up and dissolution. The holders are entitled to dividends on the purchase price, without giving effect to any commitment fee, plus all accrued and unpaid dividends at the rate of 9.5% per annum, payable in cash or, at our option, paid-in-kind. The holders are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis.

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

These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (together with the Securities Act, the “Acts”). This includes, without limitation, the effects of the COVID-19 pandemic on our financial condition and our results of operation, financial guidance and projections and statements with respect to the acquisition of North Italia and Fox Restaurant Concepts LLC (“FRC”) and expectations regarding accelerated and diversified revenue growth as a result of the acquisition of North Italia and FRC, as well as expectations of our future financial condition, results of operations, cash flows, plans, targets, goals, objectives, performance, growth potential, competitive position and business; and our ability to: leverage our competitive strengths, including investing in or acquiring new restaurant concepts and expanding The Cheesecake Factory® brand to other retail opportunities; deliver comparable sales growth; provide a differentiated experience to customers; outperform the casual dining industry and increase our market share; leverage sales increases and manage flow through; manage cost pressures, including increasing wage rates, insurance costs and legal expenses, and stabilize margins; grow earnings; remain relevant to consumers; attract and retain qualified management and other staff; manage risks associated with the magnitude and complexity of regulations in the jurisdictions where our restaurants are located; increase shareholder value; find suitable sites and manage increasing construction costs; profitably expand our concepts domestically and in Canada, and work with our licensees to expand our concept internationally; support the growth of North Italia and other FRC restaurants; operate Social Monk Asian Kitchen; and utilize our capital effectively and continue to increase cash dividends and repurchase our shares. These forward-looking statements may be affected by factors outside of our control including: the rapidly evolving nature of the COVID-19 pandemic and related containment measures, including the potential for a complete shutdown of our restaurants, international licensee restaurants and our bakery operations; economic, public health and political conditions that impact consumer confidence and spending, including the impact of the COVID-19 pandemic and other health epidemics or pandemics on the global economy; changes in laws impacting our business, including laws and regulations related to the COVID-19 pandemic impacting restaurant operations and customer access to off- and on-premise dining, and increases in minimum wages and benefit costs; the economic health of our landlords and other tenants in retail centers in which its restaurants are located, and our ability to successfully continue its lease arrangements with landlords; unanticipated costs that may arise in connection with a return to normal course of business, including potential negative impacts from furlough actions; the economic health of suppliers, licensees, vendors and other third parties providing goods or services to us; the timing of the resumption of our new unit development; compliance with debt covenants; strategic capital allocation decisions including share repurchases and dividends; the ability to achieve projected financial results; economic and political conditions that impact consumer confidence and spending; impact of tax reform legislation; acceptance and success of The Cheesecake Factory in international markets; acceptance and success of North Italia and the FRC concepts, Social Monk Asian Kitchen and other concepts; the risks of doing business abroad through Company-owned restaurants and/or licensees; foreign exchange rates, tariffs and cross border taxation; changes in unemployment rates; changes in laws impacting our business, including increases in minimum wages and benefit costs; adverse weather conditions in regions in which our restaurants are located; factors that are under the control of government agencies, landlords and other third parties; the risk, costs and uncertainties associated with opening new restaurants; and other risks and uncertainties detailed from time to time in our filings with the SEC. Such forward-looking statements include all other statements that are not historical facts, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions. These statements are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in such statements.

In connection with the “safe harbor” provisions of the Acts, we have identified and are disclosing important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf. (See Part II, Item 1A of this report, “Risk Factors,” and Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.) These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are currently reasonable, any of the assumptions could be incorrect or incomplete, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to publicly update or revise any forward-looking statements or to make any other forward-looking statements, whether as a result of new information, future events or otherwise, unless required to do so by law.

COVID-19 Pandemic

This discussion and analysis, which contains forward-looking statements, should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes in Part I, Item 1 of this report and with the following items included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019: the audited consolidated financial statements and related notes in Part IV, Item 15; the "Risk Factors" included in Part I, Item 1A; the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7; and the cautionary statements included throughout this Form 10-Q. The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position.

The Company is subject to risks and uncertainties as a result of the outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic which was declared a National Public Health Emergency on March 13, 2020. We have experienced significant disruptions to our business due to suggested and mandated social distancing and shelter-in-place orders, which resulted in the temporary closure of a number of restaurants across our portfolio, while the remaining locations shifted to an off-premise only operating model on an interim basis. In late April 2020, certain jurisdictions began allowing the reopening of restaurant dining rooms. As of June 22, 2020, we have reopened dining rooms in 194 locations across our concepts, however we will be operating under capacity restrictions for some time as social distancing protocols remain in place. As of March 31, 2020 and June 22, 2020 respectively, 33 and 19 of our restaurants were temporarily closed and 261 and 81 restaurants were operating in an off-premise only model.

In response to the pandemic, the Company and its Board of Directors implemented the following measures to preserve liquidity and enhance financial flexibility:

●	Eliminated non-essential capital expenditures and expenses;
●	Suspended new unit development;
●	Reduced board, executive and corporate support staff compensation;
●	Furloughed approximately 41,000 hourly staff members;
●	Engaged in discussions with our landlords regarding ongoing rent obligations, including the potential deferral, abatement and/or restructuring of rent otherwise payable during the period of the COVID-19 pandemic related closure;
●	Increased borrowings under our revolving credit facility;
●	Raised additional equity capital; and
●	Suspended the dividend on our common stock and share repurchases.

We cannot predict how long the COVID-19 pandemic will last or whether it will reoccur, what additional restrictions may be enacted, to what extent we can maintain off-premise sales volumes or if individuals will be comfortable returning to our dining rooms during or following social distancing protocols, and what long-lasting effects the COVID-19 pandemic may have on the restaurants industry as a whole. The extent of the reopening process, along with the potential impact of the COVID-19 pandemic on consumer spending behavior, will determine the significance of the impact to our operating results and financial position.

In addition, these considerable developments have triggered the need to perform impairment assessments of our long-lived assets, goodwill and other intangible assets and a revaluation of contingent consideration associated with the acquisition of Fox Restaurant Concepts LLC. Future changes in estimates could further impact the carrying value of these items. (See Notes 3 and 4 of Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for further discussion of impairment of long-lived and intangible assets, respectively. See Note 9 of Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for further discussion of the revaluation of contingent consideration.)

General

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 294 restaurants throughout the United States and Canada under brands including The Cheesecake Factory®, North Italia® and a collection within the FRC subsidiary. As of March 31, 2020 and June 22, 2020 respectively, 33 and 19 of our restaurants were temporarily closed and 261 and 81 locations were operating in an off-premise only model due to the COVID-19 pandemic. Internationally, 26 The Cheesecake Factory® restaurants operate under licensing agreements. As of March 31, 2020 and June 22, 2020 respectively, six and one were temporarily closed. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

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

Investing in new Company-owned restaurant development is our top long-term capital allocation priority, with a focus on opening our concepts in premier locations within both new and existing markets. For The Cheesecake Factory concept, we target an average cash-on-cash return on investment of approximately 20% to 25% at the unit level. We target an average cash-on-cash return on investment of about 35% for the North Italia concept and 25% to 30% for the FRC concepts. Returns are affected by the cost to build restaurants, the level of revenues that each restaurant can deliver and our ability to maximize the profitability of restaurants. Investing in new restaurant development that meets our return on investment criteria is expected to support achieving mid-teens Company-level return on invested capital. Due to the COVID-19 pandemic, we have suspended new unit development until more clarity on the restaurant industry operating environment emerges. We currently have 7 locations under development. However, we are monitoring operating conditions in their respective markets to determine when to move forward with these new unit openings.

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

On October 2, 2019, we completed the acquisitions of North Italia and FRC, including Flower Child (the “Acquisitions”), which we expect will accelerate and diversify our revenue growth once the restaurant operating environment stabilizes following the COVID-19 pandemic.

Margins are subject to fluctuations in commodity costs, labor, restaurant-level occupancy expenses, general and administrative (“G&A”) expenses and preopening expenses. Our objective is to recapture our pre-COVID-19 margins, and longer-term to drive margin expansion, by maintaining flat restaurant-level margins at The Cheesecake Factory concept, leveraging our bakery operations, international and consumer packaged goods royalty revenue streams and G&A expense over time, and optimizing our restaurant portfolio.

When the restaurant industry operating environment normalizes from the COVID-19 impact, we expect the Company to return to positive cash flow generation. At that point, we plan to maintain a balanced capital allocation strategy, comprised of: investing in new restaurants that are expected to meet our targeted returns, repaying borrowings under our $400 million unsecured revolving credit facility (the “Facility”) and reinstating our dividend and share repurchase program, the latter of which offsets dilution from our equity compensation program and supports our earnings per share growth. To preserve liquidity during the COVID-19 pandemic and in conjunction with the terms of our Facility as amended by a First Amendment (the “Amendment”), dated May 1, 2020, to the Facility (the Facility, as amended by the Amendment, the “Amended Facility”), our Board of Directors suspended the quarterly dividend on our common stock, as well as share repurchases. Our ability to declare dividends and repurchase shares in the future will be subject to financial covenants under the Amended Facility, among other factors.

Longer-term, we believe our domestic revenue growth (comprised of our annual unit growth and comparable sales growth), combined with international expansion, planned debt repayment and an anticipated capital return program will support our long-term financial objective of 13% to 14% total return to shareholders, on average. We define our total return as earnings per share growth plus our dividend yield.

Results of Operations

The following table presents, for the periods indicated, information from our condensed consolidated statements of income expressed as percentages of revenues. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 31, 2020	April 2, 2019

Revenues	100.0%	100.0%

Costs and expenses:
Cost of sales	22.9	22.7
Labor expenses	38.6	36.2
Other operating costs and expenses	27.3	25.6
General and administrative expenses	7.1	6.5
Depreciation and amortization expenses	3.8	3.6
Impairment of assets and lease terminations	31.2	—
Acquisition-related costs	0.2	—
Acquisition-related contingent consideration and amortization	(0.7)	—
Preopening costs	0.5	0.4
Total costs and expenses	130.9	95.0
(Loss)/income from operations	(30.9)	5.0
Loss on investments in unconsolidated affiliates	—	(0.2)
Interest and other expense, net	(0.2)	0.0
(Loss)/income before income taxes	(31.1)	4.8
Income tax (benefit)/provision	(9.0)	0.3
Net (loss)/income	(22.1)%	4.5%

Thirteen Weeks Ended March 31, 2020 Compared to Thirteen Weeks Ended April 2, 2019

Revenues

Revenues increased 2.6% to $615.1 million for the thirteen weeks ended March 31, 2020 compared to $599.5 million for the thirteen weeks ended April 2, 2019, primarily due to additional revenue related to the acquired restaurants and new restaurant openings, partially offset by a decline in comparable restaurant sales, reflecting the March 2020 impact of the COVID-19 pandemic.

Revenue contribution from the acquired concepts in the first quarter of fiscal 2020 totaled $84.1 million. The Cheesecake Factory comparable sales declined by 12.9%, or $68.8 million, from the first quarter of fiscal 2019, reflecting 3.3% growth through February, offset by a 46.4% decline in March due to the impact of the COVID-19 pandemic. The Cheesecake Factory comparable sales decline was driven by a decline in customer traffic of 18%, partially offset by average check growth of 5.1% (based on an increase of 3.2% in menu pricing and a 1.9% positive change in mix). We implemented effective menu price increases of approximately 1.5% and 1.6% in the first quarter of fiscal 2020 and third quarter of fiscal 2019, respectively. The Cheesecake Factory average sales per restaurant operating week decreased 13.0% to $182,674 in the first quarter of fiscal 2020 from $209,963 in the first quarter of fiscal 2019. Total operating weeks at The Cheesecake Factory restaurants increased 2.3% to 2,674 in the first quarter of fiscal 2020 compared to 2,613 in the prior year. North Italia comparable sales declined approximately 12% during the first quarter of fiscal 2020, reflecting 5% growth through February, offset by a 48% decline in March due to the impact of the COVID-19 pandemic. North Italia average sales per restaurant operating week for the first quarter of fiscal 2020 was $105,214 based on 290 operating weeks.

The Cheesecake Factory restaurants become eligible to enter the comparable sales base in their 19th month of operation. At March 31, 2020, there were eight The Cheesecake Factory restaurants not yet in the comparable sales base. International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from comparable sales calculations. North Italia restaurants become eligible to enter the comparable sales base in their 13th month of operations. At March 31, 2020 there were 10 North Italia restaurants not yet in the comparable sales base.

External bakery sales were $13.8 million for the first quarter of fiscal 2020 compared to $12.9 million in the comparable prior year period.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses. As a percentage of revenues, cost of sales was 22.9% for the first quarter of fiscal 2020 compared to 22.7% for the comparable period of fiscal 2019. Higher produce costs were partially offset by a slight change in mix associated with the Acquisitions.

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 38.6% and 36.2% in the first quarters of fiscal 2020 and 2019, respectively. This variance was primarily due to costs associated with the COVID-19 pandemic, including maintaining our full restaurant management team in the reduced sales environment, as well as higher group medical insurance costs reflecting both higher large claims activity and the costs associated with healthcare benefits for our furloughed staff members.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead and distribution expenses. As a percentage of revenues, other operating costs and expenses were 27.3% and 25.6% for the thirteen weeks ended March 31, 2020 and April 2, 2019, respectively. This variance was primarily driven by sales deleverage, partially offset by lower restaurant incentive compensation costs.

G&A Expenses

G&A expenses consist of the restaurant management recruiting and training program, restaurant field supervision, corporate support and bakery administrative organizations, as well as gift card commissions to third-party distributors. As a percentage of revenues, G&A expenses were 7.1% and 6.5% for the first quarters of fiscal 2020 and 2019, respectively. This variance was primarily due to sales deleverage, partially offset by lower corporate incentive compensation costs.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 3.8% and 3.6% for the first quarters of fiscal 2020 and 2019, respectively.

Impairment of Assets and Lease Terminations

In the first quarter of fiscal 2020, we recorded $191.9 million of impairment of assets and lease termination expense primarily related to goodwill, trade names, trademarks and licensing agreements associated with the Acquisitions, as well as to long-lived assets for one The Cheesecake Factory, one North Italia, two Other FRC and four Other restaurants. See Notes 3 and 4 of Notes Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for further discussion of our long-lived and intangible assets, respectively. We recorded no impairment of assets and lease terminations expense in the first quarter of fiscal 2019.

Acquisition-Related Costs

In the first quarter of fiscal 2020, we recorded $1.2 million of costs to effect and integrate the Acquisitions.

Acquisition-Related Contingent Consideration, Compensation and Amortization

In the first quarter of fiscal 2020, we recorded a benefit of $4.5 million in acquisition-related contingent consideration, compensation and amortization, reflecting a $6.0 million decrease in the fair value of the contingent consideration and compensation liabilities related to impact of the COVID-19 pandemic, partially offset by an increase of $1.5 million in the deferred consideration liability.

Preopening Costs

Preopening costs were $3.1 million for the thirteen weeks ended March 31, 2020 compared to $2.1 million in the comparable period of fiscal 2019. We opened one North Italia and one Flower Child in the first quarter of fiscal 2020 compared to one Social Monk Asian Kitchen in the comparable prior year period. Preopening costs include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities. Preopening costs can fluctuate significantly from period to period based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Loss on Investment in Unconsolidated Affiliates

Loss on investment in unconsolidated affiliates, which represented our share of pre-acquisition losses incurred by North Italia and Flower Child was $1.5 million in the first quarter of fiscal 2019. There was no corresponding amount for the first quarter of fiscal 2020 as we acquired the outstanding equity interests in these concepts in the fourth quarter of fiscal 2019.

Interest and Other Income/(Expense), Net

Interest and other income/(expense), net was $1.5 million of expense for the first quarter of fiscal 2020 compared to $1,651 of income for the comparable prior year period. This variance was primarily due to increased borrowings on our Facility to effect the Acquisition.

Income Tax (Benefit)/Provision

Our effective income tax rate was 28.9% and 6.0% for the first quarters of fiscal 2020 and 2019, respectively. The increase resulted primarily from a lower proportion of employment credits in relation to pre-tax (loss)/income and a benefit arising from the expected carryback of our anticipated fiscal 2020 loss to prior years when the federal statutory rate was 35%. Without the carryback provisions of the CARES Act, we would expect the fiscal 2020 loss to provide a tax benefit at the statutory rate of 21%. The 14% rate benefit is reflected primarily in the annual effective tax rate, although the portion representing prior year temporary differences that are estimated to reverse in fiscal 2020 and become part of the fiscal 2020 loss carryback was recognized as a discrete item in the first quarter of fiscal 2020.

Non-GAAP Measures

Adjusted net income and adjusted diluted net income per share are supplemental measures of our performance that are not required by or presented in accordance with GAAP. These non-GAAP measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. We calculate these non-GAAP measures by eliminating from net (loss)/income and diluted net (loss)/income per share the impact of items we do not consider indicative of our ongoing operations. We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. In the future, we may incur expenses or generate income similar to the adjusted items.

Following is a reconciliation from net (loss)/income and diluted net (loss)/income per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 31, 2020	April 2, 2019

Net (loss)/income	$(136,163)	$26,984
COVID-19 related costs (1)	3,290	—
Impairment of assets and lease terminations (2)	191,896	—
Loss on investments in unconsolidated affiliates (3)	—	1,450
Acquisition-related costs (4)	1,236	—
Acquisition-related contingent consideration, compensation and amortization expenses (5)	(4,466)	—
Tax effect of adjustments (6)	(49,908)	(377)
Adjusted net income	$5,885	$28,057

Diluted net (loss)/income per share	$(3.11)	$0.60
COVID-19 related costs (1)	0.07	—
Impairment of assets and lease terminations (2)	4.38	—
Loss on investments in unconsolidated affiliates (3)	—	0.03
Acquisition-related costs (4)	0.03	—
Acquisition-related contingent consideration, compensation and amortization expenses (5)	(0.10)	—
Tax effect of adjustments (6)	(1.14)	(0.01)
Adjusted diluted net income per share (7)	$0.13	$0.62
(1)	Represents incremental costs associated with the COVID-19 pandemic primarily related to healthcare and meal benefits for furloughed staff members. These costs were recorded in labor expenses and other operating costs and expenses on the consolidated statements of income.
(2)	Primarily represents impairment of goodwill, trade names, trademarks and licensing agreements associated with the Acquisitions, as well as impairment of long-lived assets for one The Cheesecake Factory, one North Italia, two Other FRC and four Other restaurants.
(3)	Represents our share of pre-acquisition losses incurred by North Italia and Flower Child.
(4)	Represents costs incurred to effect and integrate the Acquisitions.
(5)	Represents changes in the fair value of the acquisition-related deferred consideration and contingent consideration and compensation liabilities, as well as amortization of definite-lived licensing agreements.
(6)	Based on the federal statutory rate and an estimated blended state tax rate, the tax effect on all adjustments assumes a 26% tax rate.
(7)	Adjusted diluted net income per share may not add due to rounding.

Liquidity and Capital Resources

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 31, 2020	April 2, 2019
Cash (used in)/provided by operating activities	$(33.0)	$33.5
Additions to property and equipment	$(15.8)	$(13.4)
Growth capital provided to unconsolidated affiliates	$—	$(14.0)
Net borrowings on credit facility	$90.0	$10.0
Proceeds from exercise of stock options	$0.0	$5.5
Cash dividends paid	$(15.8)	$(14.6)
Treasury stock purchases	$(2.6)	$(11.1)

During the thirteen weeks ended March 31, 2020, our cash and cash equivalents increased by $22.6 million to $81.0 million.This increase was primarily attributable to borrowings on the Amended Facility, partially offset by cash used in operating activities, additions to property and equipment and dividend payments.

Cash flows from operations decreased by $66.5 million from the first quarter of fiscal 2020 primarily due the impact of the COVID-19 pandemic. Typically, our requirement for working capital has not been significant since our restaurant customers pay for their food and beverage purchases in cash or cash equivalents at the time of sale, and we are able to sell many of our restaurant inventory items before payment is due to the suppliers of such items. However, as previously discussed, all of our restaurants temporarily closed their dining rooms due to the COVID-19 pandemic, and we may not be able to generate sufficient cash to cover all of our operations until they can reopen at full capacity. In addition, we cannot predict how quickly our guests will return to our restaurants once such restrictions have been lifted or the impact this will have on consumer spending habits.

Capital expenditures were $15.8 million and $13.4 million in the first quarter of fiscal 2020 and 2019, respectively. Due to the COVID-19 pandemic, we have suspended new unit development until more clarity on the restaurant industry operating environment emerges. We currently have 7 locations under development. However, we are monitoring operating conditions in their respective markets to determine when to move forward with these new unit openings. We currently estimate cash capital expenditures to be approximately $5 million per quarter for the remainder of fiscal 2020 for necessary maintenance on our existing restaurants.

As of March 31, 2020, we maintained the Facility, a $400 million unsecured revolving credit facility, $40 million of which could be used for issuances of letters of credit. The Facility, which terminates on July 30, 2024, contains a commitment increase feature that could provide for an additional $200 million in available credit upon our request and the satisfaction of certain conditions. Certain of our material subsidiaries have guaranteed our obligations under the Facility. During the first quarter of fiscal 2020, we increased our borrowings under the Facility to bolster our cash position and enhance financial flexibility. At March 31, 2020, we had net availability for borrowings of $0.6 million, based on a $380.0 million outstanding debt balance and $19.4 million in standby letters of credit. The Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio. As of March 31, 2020, we were in compliance with the covenants set forth in the Facility. (See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.) As further discussed in Note 15 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report, on May 1, 2020, we amended the Facility to provide additional financial flexibility.

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

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 53.0 million shares at a total cost of $1,695.7 million through March 31, 2020, including 0.1 million shares at a cost of $2.6 million repurchased during the first quarter of fiscal 2020. Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. We make the determination to repurchase shares based on several factors, including current and forecasted operating cash flows, capital needs associated with new restaurant development and maintenance of existing locations, dividend payments, debt levels and cost of borrowing, obligations associated with the Acquisitions, our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and financial covenants under the Facility that limit share repurchases based on a defined ratio. Our objectives regarding share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth. (See Note 10 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.)

To preserve liquidity during the COVID-19 pandemic and in conjunction with the terms of our Facility, as amended on May 1, 2020, our Board of Directors suspended the quarterly dividend on our common stock, as well as share repurchases. (See Notes 7 and 15 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our Facility.) In addition, as further discussed in Note 15 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report, to increase our liquidity given the impact of the COVID-19 pandemic on our operations, we sold 200,000 shares of Series A Convertible Preferred Stock on April 20, 2020 for an aggregate purchase price of $200 million.

The Acquisitions included a provision for contingent consideration which is payable on October 2, 2024 and is based on achievement of revenue and profitability targets for the FRC brands other than North Italia and Flower Child, with considerations made in the event we undergo a change in control or divest any FRC brand (other than North Italia and Flower Child). We are also required to provide financing to FRC in an amount sufficient to support achievement of these targets during the five years ending October 2, 2024.

As of March 31, 2020, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Based on our current projections, we believe that during the upcoming 12 months our cash and cash equivalents, combined with expected cash flows provided by operations, anticipated cash refunds from our net operating loss carryback claims and available borrowings under the Amended Facility, should be sufficient in the aggregate to meet our short-term obligations. See Note 12 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for discussion of our income taxes.

Recent Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a summary of new accounting standards.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The following discussion of market risks contains forward-looking statements and should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report and with the following items included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019: the audited consolidated financial statements and related notes in Part IV, Item 15; the “Risk Factors” included in Part I, Item 1A; the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7; and the cautionary statements included throughout the report. Actual results may differ materially from the following discussion based on general conditions in the commodity and financial markets.

We purchase food and other commodities for use in our operations based on market prices established with our suppliers. Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control. We mitigate the risk of supply shortages and obtain competitive prices by utilizing multiple qualified suppliers for substantially all of our ingredients and supplies. We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. We continue to evaluate the possibility of entering into similar arrangements for other commodities and also periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. Although these vehicles may be available to us, as of March 31, 2020, we had chosen not to enter into any hedging contracts due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors. Commodities for which we have not entered into contracts can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Commodities we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs and varying global demand. We may or may not have the ability to increase menu prices or vary menu items in response to food commodity price increases. For both the first quarters of fiscal 2020 and 2019, a hypothetical increase of 1% in food costs would have negatively impacted cost of sales by $1.4 million.

We are exposed to market risk from interest rate changes on our funded debt. This exposure relates to the component of the interest rate on the Facility that is indexed to market rates. Based on outstanding borrowings at March 31, 2020 and December 31, 2019, a hypothetical 1% rise in interest rates would have increased interest expense by $3.8 million and $2.9 million, respectively, on an annual basis. (See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our non-qualified executive deferred compensation plan to the extent these investments are not equivalent to the related liability. In addition, because changes in these investments are not taxable, gains and losses result in tax benefit and tax expense, respectively, and directly affect net income through the income tax provision. Based on balances at March 31, 2020 and December 31, 2019, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes. However, under such scenario, net income would have declined by $1.5 million and $1.9 million at March 31, 2020 and December 31, 2019, respectively.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

Changes in Internal Control over Financial Reporting

We acquired North Italia and the remaining business of Fox Restaurant Concepts on October 2, 2019. We have not fully evaluated any changes in internal control over financial reporting associated with the acquisition and therefore any material changes that may result from these acquisitions have not been disclosed in this report. We intend to disclose all material changes resulting from these acquisitions within or prior to the time of our first annual assessment of internal control over financial reporting that is required to include these entities.

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 9 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A.  Risk Factors.

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 1, 2019 (“Annual Report”). These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

In light of the evolving COVID-19 pandemic, we are supplementing the risk factors disclosed in our Annual Report as follows:

Risks Related to Our Financial Performance

The outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic have significantly disrupted and will continue to disrupt our business, which has and could continue to materially adversely affect our financial condition and operating results for an extended period of time.

The outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic, as well as our responses to the outbreak, have significantly disrupted and will continue to disrupt our business. In the United States and other regions, social distancing restrictions have been enacted and in many areas individuals are restricted from non-essential movements outside of their homes. In response to the COVID-19 pandemic and these changing conditions, we have temporarily closed a number of restaurants across our portfolio with the remaining locations shifted to an off-premise only operating model on an interim basis. In late April 2020, certain jurisdictions began allowing the reopening of restaurant dining rooms, however we will be operating under capacity restrictions for some time as social distancing protocols remain in place. Additionally, an outbreak or perceived outbreak of the COVID-19 pandemic connected to one or more of our restaurants could cause negative publicity directed at any of our brands and cause customers to avoid our restaurants. We cannot predict how long the pandemic will last or whether it will reoccur, what additional restrictions may be enacted, to what extent we can maintain off-premise sales volumes or if individuals will be comfortable returning to our dining rooms during or following social distancing protocols. Similarly, we cannot predict the effects the COVID-19 pandemic will have on the restaurant industry as a whole or the share of customer traffic to our restaurants compared to other restaurants or outlets. Any of these changes could materially adversely affect our financial performance.

Our restaurant operations could be further disrupted if any of our restaurant staff members is diagnosed with COVID-19, which has occurred at some of our restaurants, requiring the quarantine of some or all of a restaurant’s staff members and the temporary closure of the restaurant. If a significant percentage of our workforce is unable to work, due to COVID-19 illness, quarantine, limitations on travel or other government restrictions in connection with the COVID-19 pandemic, our operations may be negatively impacted, potentially materially adversely affecting our liquidity, financial condition or results of operations. Our suppliers could be similarly adversely impacted by the COVID-19 pandemic, and we could face shortages of food items or other supplies at our restaurants and our operations and sales could be adversely impacted by such supply interruptions. In addition, we furloughed approximately 41,000 staff members, and although some have returned to work, we may need to implement additional furloughs depending on future events. Staff members who are furloughed might seek and find other employment, which could materially adversely affect our ability to properly staff and reopen our restaurants with experienced staff members when the business interruptions caused by the COVID-19 pandemic abate or end.

In addition, while we have taken actions to manage our liquidity position in response to the COVID-19 pandemic, we may need to seek additional sources of liquidity. The COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be available on favorable terms, or at all, especially the longer the COVID-19 pandemic lasts or if it were to reoccur. To this end, on May 1, 2020, we entered into an amendment to our Facility that, among other changes, provides for net adjusted leverage ratio and EBITDAR to interest and rent expense coverage ratio covenant relief through the first quarter of fiscal 2021. Following the end of the covenant relief period, a material increase in our level of debt could cause our net adjusted leverage ratio and EBITDAR to interest and rent expense coverage ratios to exceed the maximum levels permitted under the covenants in the Amended Facility. To increase our liquidity given the impact of COVID-19 on our operations, we also sold 200,000 shares of Series A Convertible Preferred Stock on April 20, 2020 for an aggregate purchase price of $200 million. See Note 15 of Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for further discussion of these events.

The impact of COVID-19 on our business has resulted in the impairment of certain of our long-lived assets, goodwill and other intangible assets and a revaluation of contingent consideration associated with the acquisition of Fox Restaurant Concepts LLC. Future changes in estimates could further impact the carrying value of these items.

Our efforts to address our rent obligations during the COVID-19 pandemic are ongoing and our ability to obtain rent concessions will vary by landlord. While we continue to engage in discussions with our landlords, certain of our landlords have alleged that we are in default of our leases with them. If we are unable to reach an agreement with these landlords, we may face eviction proceedings, which could be expensive to litigate and may jeopardize our ability to continue operations at the impacted restaurant. The COVID-19 pandemic has also adversely affected our ability to open new restaurants, and we have paused nearly all construction of new restaurants and certain remodeling projects at existing restaurants. These changes may materially adversely affect our ability to grow our business, particularly if these construction pauses are in place for a significant amount of time.

The impact global and domestic economic conditions have on consumer discretionary spending could materially adversely affect our financial performance.

Dining out is a discretionary expenditure that historically has been influenced by domestic and global economic conditions. The outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic have led to a national and global economic downturn. Consumer discretionary spending has weakened. Reduced discretionary spending could influence off-premise dining, customer traffic in our restaurants when it resumes and average check amount, which in turn could have a material impact on our financial performance.

Global and domestic conditions, including as a result of COVID-19, that have an effect on consumer discretionary spending include, but may not be limited to: unemployment, general and industry-specific inflation, consumer confidence, consumer purchasing and saving habits, credit conditions, stock market performance, home values, population growth, household incomes and tax policy. Material changes to governmental policy related to domestic and international fiscal concerns, and/or changes in central bank policies with respect to monetary policy, also could affect consumer discretionary spending. Any of these additional factors affecting consumer discretionary spending may further influence customer traffic in our restaurants and average check amount, thus potentially having a further material impact on our financial performance.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our purchases of our common stock during the thirteen weeks ended March 31, 2020 (in thousands, except per share data):

	Total Number		Total Number of Shares	Maximum Number of
	of	Average	Purchased as Part of	Shares that May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs	Plans or Programs
January 1 — February 4, 2020	—	$—	—	3,080
February 5 — March 3, 2020	58	35.60	—	3,022
March 4 — March 31, 2020	17	31.52	—	3,005
Total	75		—

(1)	The total number of shares purchased includes 74,581 shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

Under the July 21, 2016 authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 53.0 million shares at a total cost of $1,695.7 million through March 31, 2020, including 0.1 million shares at a cost of $2.6 million during the first quarter of fiscal 2020. Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. (See Note 10 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.) The timing and number of shares repurchased are also subject to legal constraints and financial covenants under the Facility that limit share repurchases based on a defined ratio. To preserve liquidity during the COVID-19 pandemic and in conjunction with the terms of our Amended Facility, we suspended share repurchases. (See Notes 7 and 15 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our Amended Facility.)

Item 6.  Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1	Purchase Agreement, dated as of November 14, 2016, as amended by Amendment & Option Exercise Agreement, dated as of July 30, 2019, by and among The Cheesecake Factory Incorporated and the other Parties thereto*	10-Q	000-20574	2.1	11/8/19
2.2	First Amendment to Option Exercise Agreement and Second Amendment to Purchase Agreement and Operating Agreement, dated as of October 2, 2019, by and among The Cheesecake Factory Incorporated and the other Parties thereto*	10-Q	000-20574	2.2	11/8/19
2.3	Membership Interest Purchase Agreement, dated as of July 30, 2019, by and among The Cheesecake Factory Restaurants, Inc., Fox Restaurant Concepts LLC, the Sellers party thereto, SWF Posse LLC, as Seller’s representative, and, solely for limited purposes set forth therein, The Cheesecake Factory Incorporated*†	10-Q	000-20574	2.3	11/8/19
2.4	First Amendment to Membership Interest Purchase Agreement, dated as of October 2, 2019, by and among The Cheesecake Factory Restaurants, Inc., Fox Restaurant Concepts LLC, and SWF Posse LLC, as Seller’s representative*	10-Q	000-20574	2.4	11/8/19
3.1	Restated Certificate of Incorporation of The Cheesecake Factory Incorporated	10-Q	000-20574	3.2	8/6/18
3.2	Certificate of Designations of The Cheesecake Factory Incorporated, dated April 20, 2020	8-K	000-20574	3.1	4/20/20
3.3	Bylaws of The Cheesecake Factory Incorporated (Amended and Restated on May 20, 2009)	8-K	000-20574	3.8	5/27/09
10.1	Form of Notice of Grant and Stock Unit Grant Agreement for Directors under The Cheesecake Factory Incorporated Stock Incentive Plan#	—	—	—	Filed herewith
10.2	Indemnification Agreement, dated as of April 20, 2020, between The Cheesecake Factory Incorporated and Paul D. Ginsberg#	—	—	—	Filed herewith
10.3	Subscription Agreement, dated April 20, 2020, by and between The Cheesecake Factory Incorporated and RC Cake Holdings LLC	8-K	000-20574	10.1	4/20/20
10.4	Registration Rights Agreement, dated April 20, 2020, by and between The Cheesecake Factory Incorporated and RC Cake Holdings LLC	8-K	000-20574	10.2	4/20/20
10.5	Acknowledgement and Support Agreement, dated April 20, 2020, by and between David Overton and RC Cake Holdings LLC	8-K	000-20574	10.3	4/20/20
10.6	First Amendment, dated as of May 1, 2020, to the Third Amended and Restated Loan Agreement, dated as of July 30, 2019 , between The Cheesecake Factory Incorporated, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto	8-K	000-20574	10.1	5/5/20
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer	—	—	—	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer	—	—	—	Filed herewith
101.1	The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statement of stockholders’ equity, (v) condensed consolidated statements of cash flows, and (vi) the notes to the condensed consolidated financial statements	—	—	—	Filed herewith
104.1	The cover page of The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (included with Exhibit 101.1)	—	—	—	Filed herewith

*The schedules (or similar attachments) to this exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules or similar attachments) to the SEC upon request.

† Certain confidential information contained in this agreement has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

# Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 22, 2020	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MATTHEW E. CLARK
Matthew E. Clark
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)