Form 10-Q
period 2020-06-30
CHEESECAKE FACTORY INC
filed 2020-08-03
CIK 887596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of July 26, 2020, 45,462,281 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$250,155	$58,416
Accounts receivable	22,932	25,619
Income taxes receivable	79,013	4,626
Other receivables	25,652	64,683
Inventories	40,511	47,225
Prepaid expenses	36,342	43,946
Total current assets	454,605	244,515
Property and equipment, net	805,889	831,599
Other assets:
Intangible assets, net	254,330	437,207
Operating lease assets	1,268,137	1,240,976
Other	84,320	86,296
Total other assets	1,606,787	1,764,479
Total assets	$2,867,281	$2,840,593
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,532	$61,946
Gift card liabilities	162,241	187,978
Operating lease liabilities	120,350	128,081
Other accrued expenses	192,549	236,582
Total current liabilities	532,672	614,587

Deferred income taxes	23,479	33,847
Long-term debt	376,000	290,000
Operating lease liabilities	1,242,035	1,189,869
Other noncurrent liabilities	137,087	140,548
Commitments and contingencies (Note 10)
Series A convertible preferred stock, $.01 par value, 203,694 shares authorized; 203,694 and 0 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	204,079	—
Stockholders’ equity:
Preferred stock, $.01 par value, other than Series A convertible preferred stock, 4,796,306 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 98,465,059 and 97,685,178 shares issued at June 30, 2020 and December 31, 2019, respectively	985	977
Additional paid-in capital	866,803	855,989
Retained earnings	1,184,919	1,408,333
Treasury stock, 53,003,428 and 52,916,434 shares at cost at June 30, 2020 and December 31, 2019, respectively	(1,695,974)	(1,693,122)
Accumulated other comprehensive loss	(4,804)	(435)
Total stockholders’ equity	351,929	571,742
Total liabilities, convertible preferred stock and stockholders’ equity	$2,867,281	$2,840,593

See the accompanying notes to the condensed consolidated financial statements

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 30, 2020	July 2, 2019	June 30, 2020	July 2, 2019

Revenues	$295,851	$602,645	$910,957	$1,202,126

Costs and expenses:
Cost of sales	72,139	134,438	213,044	270,625
Labor expenses	122,812	217,921	359,794	435,231
Other operating costs and expenses	121,675	149,106	289,645	302,327
General and administrative expenses	35,712	37,247	79,672	76,370
Depreciation and amortization expenses	22,590	21,659	46,152	43,021
Impairment of assets and lease terminations	2,433	—	194,329	—
Acquisition-related costs	1,068	—	2,304	—
Acquisition-related contingent consideration, compensation and amortization	(965)	—	(5,431)	—
Preopening costs	2,097	2,175	5,216	4,305
Total costs and expenses	379,561	562,546	1,184,725	1,131,879
(Loss)/income from operations	(83,710)	40,099	(273,768)	70,247
Loss on investment in unconsolidated affiliates	—	(1,644)	—	(3,094)
Interest and other expense, net	(2,566)	(25)	(4,084)	(23)
(Loss)/income before income taxes	(86,276)	38,430	(277,852)	67,130
Income tax (benefit)/provision	(29,737)	2,920	(85,150)	4,636
Net (loss)/income	$(56,539)	$35,510	$(192,702)	$62,494

Net (loss)/income per common share (Note 11):
Basic	$(1.61)	$0.80	$(4.72)	$1.41
Diluted	$(1.61)	$0.79	$(4.72)	$1.39

Weighted-average common shares outstanding:
Basic	43,874	44,165	43,824	44,210
Diluted	43,874	44,786	43,824	44,871

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 30, 2020	July 2, 2019	June 30, 2020	July 2, 2019

Net (loss)/income	$(56,539)	$35,510	$(192,702)	$62,494
Other comprehensive (loss)/gain:
Foreign currency translation adjustment	404	175	(532)	414
Unrealized loss on derivative, net of tax	(1,467)	—	(3,837)	—
Other comprehensive (loss)/gain	(1,063)	175	(4,369)	414
Total comprehensive (loss)/income	$(57,602)	$35,685	$(197,071)	$62,908

See the accompanying notes to the condensed consolidated financial statements

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND CONVERTIBLE PREFERRED STOCK

(In thousands)

(Unaudited)

For the twenty-six weeks ended June 30, 2020:

								Accumulated
	Convertible				Additional			Other
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Loss	Total
Balance, December 31, 2019	—	—	97,685	$977	$855,989	$1,408,333	$(1,693,122)	$(435)	$571,742
Net loss	—	—	—	—	—	(136,163)	—	—	(136,163)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(936)	(936)
Change in derivative, net of tax	—	—	—	—	—	—	—	(2,370)	(2,370)
Cash dividends declared Common stock, $0.36 per share	—	—	—	—	—	(16,376)	—	—	(16,376)
Stock-based compensation	—	—	566	6	5,541	—	—	—	5,547
Common stock issued under stock-based compensation plans	—	—	203	2	111	—	—	—	113
Treasury stock purchases	—	—	—	—	—	—	(2,586)	—	(2,586)
Balance, March 31, 2020	—	—	98,454	$985	$861,641	$1,255,794	$(1,695,708)	$(3,741)	$418,971
Net loss	—	—	—	—	—	(56,539)	—	—	(56,539)
Foreign currency translation adjustment	—	—	—	—	—	—	—	404	404
Change in derivative, net of tax	—	—	—	—	—	—	—	(1,467)	(1,467)
Stock-based compensation	—	—	(24)	—	5,162	—	—	—	5,162
Common stock issued under stock-based compensation plans	—	—	35	—	—	—	—	—	—
Treasury stock purchases	—	—	—	—	—	—	(266)	—	(266)
Preferred stock issuance	200	189,743	—	—	—	—	—	—	—
Preferred stock direct costs	—	10,257	—	—	—	(10,257)	—	—	(10,257)
Paid-in-kind preferred stock dividend, including beneficial conversion feature	4	$4,079	—	—	—	(4,079)	—	—	(4,079)
Balance, June 30, 2020	204	$204,079	98,465	$985	$866,803	$1,184,919	$(1,695,974)	$(4,804)	$351,929

For the twenty-six weeks ended July 2, 2019:

						Accumulated
	Shares of		Additional			Other
	Common	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Loss	Total
Balance, January 1, 2019	96,622	$967	$828,676	$1,384,494	$(1,642,140)	$(938)	$571,059
Cumulative effect of adopting the pronouncement related to lease accounting, net of tax	—	—	—	(41,466)	—	—	(41,466)
Balance, January 1, 2019, as adjusted	96,622	967	828,676	1,343,028	(1,642,140)	(938)	529,593
Net income	—	—	—	26,984	—	—	26,984
Foreign currency translation adjustment	—	—	—	—	—	239	239
Cash dividends declared Common stock, $0.33 per share	—	—	—	(14,952)	—	—	(14,952)
Stock-based compensation	350	3	5,907	—	—	—	5,910
Common stock issued under stock-based compensation plans	412	4	5,537	—	—	—	5,541
Treasury stock purchases	—	—	—	—	(11,071)	—	(11,071)
Balance, April 2, 2019	97,384	$974	$840,120	$1,355,060	$(1,653,211)	$(699)	$542,244
Net income	—	—	—	35,510	—	—	35,510
Foreign currency translation adjustment	—	—	—	—	—	175	175
Cash dividends declared Common stock, $0.33 per share	—	—	—	(14,899)	—	—	(14,899)
Stock-based compensation	47	1	4,691	—	—	—	4,692
Common stock issued under stock-based compensation plans	49	—	650	—	—	—	650
Treasury stock purchases	—	—	—	—	(28,093)	—	(28,093)
Balance, July 2, 2019	97,480	$975	$845,461	$1,375,671	$(1,681,304)	$(524)	$540,279

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	June 30, 2020	July 2, 2019

Cash flows from operating activities:
Net (loss)/income	$(192,702)	$62,494
Adjustments to reconcile net income to cash (used in)/provided by operating activities:
Depreciation and amortization expenses	46,152	43,021
Impairment of assets and lease terminations	193,889	—
Deferred income taxes	(11,173)	(2,289)
Stock-based compensation	10,617	10,488
Loss from investments in unconsolidated affiliates	—	3,094
Changes in assets and liabilities:
Accounts and other receivable	41,404	43,123
Income taxes receivable/payable	(74,387)	(3,095)
Inventories	6,709	(7,122)
Prepaid expenses	7,600	(3,372)
Operating lease assets/liabilities	12,895	(5,504)
Other assets	4,294	(7,984)
Accounts payable	226	(13,417)
Gift card liabilities	(25,731)	(29,980)
Other accrued expenses	(55,477)	(5,688)
Cash (used in)/provided by operating activities	(35,684)	83,769
Cash flows from investing activities:
Additions to property and equipment	(29,424)	(29,371)
Additions to intangible assets	(227)	(198)
Investments in unconsolidated affiliates	—	(3,000)
Loans made to unconsolidated affiliates	—	(18,000)
Cash used in investing activities	(29,651)	(50,569)
Cash flows from financing activities:
Preferred stock issuance	200,000	—
Preferred stock direct costs	(10,257)	—
Borrowings on credit facility	90,000	35,000
Repayments on credit facility	(4,000)	(10,000)
Proceeds from exercise of stock options	113	6,191
Cash dividends paid	(15,791)	(29,287)
Treasury stock purchases	(2,852)	(39,164)
Cash provided by/(used in) financing activities	257,213	(37,260)
Foreign currency translation adjustment	(139)	86
Net change in cash and cash equivalents	191,739	(3,974)
Cash and cash equivalents at beginning of period	58,416	26,578
Cash and cash equivalents at end of period	$250,155	$22,604

Supplemental disclosures:
Interest paid	$7,289	$636
Income taxes paid	$423	$9,939
Construction payable	$1,884	$4,023

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

On October 2, 2019, we completed the acquisition of North Italia and the remaining business of Fox Restaurant Concepts LLC (“FRC”), including Flower Child and all other FRC brands (the "Acquisitions"). The results of operations, financial position and cash flows of the acquired businesses are included in our consolidated financial statements as of the acquisition date.

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

COVID-19 Pandemic

The Company is subject to risks and uncertainties as a result of the outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic which was declared a National Public Health Emergency on March 13, 2020. We have experienced significant disruptions to our business due to suggested and mandated social distancing and shelter-in-place orders, which resulted in the temporary closure of a number of restaurants across our portfolio while the remaining locations shifted to an off-premise only operating model on an interim basis. In late April 2020, certain jurisdictions began allowing the reopening of restaurant dining rooms. However, restrictions on the type of operating model and occupancy capacity continue to change. We began to reopen dining rooms across our concepts the second week of May. The following table presents the number of restaurants and their operating model as of July 29, 2020:

	The Cheesecake
	Factory	North Italia	Other FRC	Other	Total
Indoor dining with limited capacity	146	17	19	26	208
Outdoor only with social distancing	36	6	1	4	47
Off-premise only	22	—	—	—	22
Currently closed	1	—	5	10	16
Total	205	23	25	40	293

In our initial response to the pandemic, the Company and its Board of Directors implemented the following measures to preserve liquidity and enhance financial flexibility:

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

We cannot predict how long the COVID-19 pandemic will last or whether it will reoccur, what additional restrictions may be enacted, to what extent we can maintain off-premise sales volumes or if individuals will be comfortable returning to our dining rooms during or following social distancing protocols and what long-lasting effects the COVID-19 pandemic may have on the restaurants industry as a whole. The extent of the reopening process, along with the potential impact of the COVID-19 pandemic on consumer spending behavior, will determine the significance of the impact to our operating results and financial position.

In the first quarter of fiscal 2020, these considerable developments triggered the need to perform impairment assessments of our long-lived assets, goodwill and other intangible assets and a revaluation of contingent consideration associated with the acquisition of Fox Restaurant Concepts LLC. No additional impairment assessments were required in the second quarter of fiscal 2020. Future changes in estimates could further impact the carrying value of these items. (See Notes 3 and 4 for further discussion of impairment of long-lived and intangible assets, respectively. See Note 9 for further discussion of the revaluation of contingent consideration.)

See “Risk Factors” included in Part II, Item 1A for further discussion of risks associated with the COVID-19 pandemic.

Derivative Financial Instruments

We recognize derivative financial instruments on the balance sheet at fair value under a Level 2 categorization. Our only derivative is an interest rate swap which is designated as a cash flow hedge. Therefore, the effective portion of the changes in fair value are recognized in accumulated other comprehensive income when the hedged item is recognized in earnings, and the ineffective portion of changes in the fair value are immediately recognized in earnings as interest expense. We classify cash inflows and outflows from derivatives within operating activities on the consolidated statements of cash flows. See Note 8 for further discussion of this interest rate swap.

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

2.  Inventories

Inventories consisted of (in thousands):

	June 30, 2020	December 31, 2019
Restaurant food and supplies	$23,724	$25,057
Bakery finished goods and work in progress	9,956	16,000
Bakery raw materials and supplies	6,831	6,168
Total	$40,511	$47,225

3. Impairment of Long-Lived Assets

We assess the potential impairment of our long-lived assets on an annual basis or whenever events or changes in circumstances indicate the carrying value of the assets or asset group may not be recoverable. Due to the significant impact of the COVID-19 pandemic on our operations, we determined it was necessary to perform an interim test of our long-lived assets during the first quarter of fiscal 2020. Based on the results of these assessments, we recorded $8.9 million of expense primarily related to the impairment of one The Cheesecake Factory, one North Italia, two Other FRC and four Other restaurants. These amounts were recorded in impairment of assets and lease terminations on the consolidated statements of income.

4. Intangible Assets, net

The following table presents the components of our intangible assets, net (in thousands):

	June 30, 2020	December 31, 2019
Indefinite-lived intangible assets:
Goodwill	$1,451	$78,355
Trade names and trademarks	233,594	337,027
Transferable alcoholic beverage licenses	8,546	8,575
Total indefinite-lived intangible assets	243,591	423,957
Definite-lived intangible assets, net:
Licensing agreements	7,500	10,060
Non-transferable alcoholic beverage licenses	3,239	3,190
Total definite-lived intangible assets	10,739	13,250
Total intangible assets, net	$254,330	$437,207

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

Due to the decrease in our stock price coupled with the dining room closures related to the COVID-19 pandemic and significant decline to the equity value of our peers and overall U.S. stock market, we determined it was necessary to perform an interim assessment of our indefinite and definite-lived intangible assets during the first quarter of fiscal 2020. For the goodwill impairment test, the estimated fair value of the reporting units was determined using a blend of the income and market capitalization approaches. For the income approach, we performed a discounted cash flow analysis. The fair value of the other indefinite-lived assets was estimated using the relief from royalty method. There were a number of estimates and significant judgments made by management in performing these evaluations, such as future unit growth, average unit volumes, cash flows and discount rates. Accordingly, actual results could vary significantly from such estimates. Based on the results of these assessments, we recorded impairment expense of $79.4 million, $101.0 million and $2.3 million related to goodwill, trade names and trademarks, and licensing agreements, respectively, in the first quarter of fiscal 2020. More than half of the total impairment amount was driven by the impact on our market capitalization, with the balance related to lower future cash flow estimates. The reduced projections stemmed primarily from our decision to delay fiscal 2020 unit development, thereby moving our expected unit growth trajectory out by one year. The cash flow estimates assumed that average unit volumes and margins would substantially return to pre-COVID-19 levels by mid-fiscal 2021.

5.  Gift Cards

The following tables present information related to gift cards (in thousands):

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 30, 2020	July 2, 2019	June 30, 2020	July 2, 2019
Gift card liabilities:
Beginning balance	$161,215	$145,745	$187,978	$172,336
Activations	16,766	28,999	34,106	49,372
Redemptions and breakage	(15,740)	(32,383)	(59,843)	(79,347)
Ending balance	$162,241	$142,361	$162,241	$142,361

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 30, 2020	July 2, 2019	June 30, 2020	July 2, 2019
Gift card contract assets: (1)
Beginning balance	$20,685	$21,273	$23,172	$23,388
Deferrals	1,922	3,468	4,125	6,064
Amortization	(4,352)	(4,649)	(9,042)	(9,360)
Ending balance	$18,255	$20,092	$18,255	$20,092
(1)	Included in prepaid expenses on the consolidated balance sheets.

6. Leases

Components of lease expense were as follows (in thousands):

	Thirteen Weeks Ended	Thirteen Weeks Ended	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	June 30, 2020	July 2, 2019	June 30, 2020	July 2, 2019
Operating	$32,915	$25,842	$65,955	$51,604
Variable	11,160	16,426	26,988	32,761
Short-term	123	76	253	153
Total	$44,198	$42,344	$93,196	$84,518

Supplemental cash flow information related to leases (in thousands):

	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	June 30, 2020	July 2, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$57,775	$48,634
Right-of-use assets obtained in exchange for new operating lease liabilities	32,329	8,580

In April 2020, the FASB staff issued interpretive guidance that indicated it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842, as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract) rather than as a lease modification. Lessees may make the election for any lessor-provided lease concession related to the impact of the COVID-19 pandemic if the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee.

During the second quarter of fiscal 2020, we received a number of lease concessions, primarily in the form of rent deferral or reduction over the period of time when our restaurant business was adversely impacted and have elected to apply the interpretive guidance. This election did not have a material impact on our consolidated financial statements. Two concession agreements did not qualify for this accounting election and were treated as lease modifications.

7.  Long-Term Debt

On July 30, 2019, we entered into a Third Amended and Restated Loan Agreement (the “Facility”) which amends and restates in its entirety our prior Second Amended and Restated Loan Agreement dated as of December 22, 2015. The Facility, which terminates on July 30, 2024, provides us with revolving loan commitments that total $400 million (of which $40 million may be used for issuances of letters of credit). The Facility contains a commitment increase feature that could provide for additional available credit upon our request and subject to the participating lenders electing to increase their commitments or new lenders being added to the Facility.

Certain financial covenants under the Facility require us to maintain (i) a maximum "Net Adjusted Leverage Ratio" of 4.75 and (ii) a minimum ratio of EBITDAR to interest and rent expense of 1.9 ("EBITDAR Ratio"), as well as customary events of default that, if triggered, could result in acceleration of the maturity of the Facility. The Facility also limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio, and sets forth negative covenants that restrict indebtedness, liens, investments, sales of assets, fundamental changes and other matters.

During the first half of fiscal 2020, we increased our borrowings under the Facility to bolster our cash position and enhance financial flexibility given the impact of the COVID-19 pandemic on our operations. To provide additional financial flexibility, on May 1, 2020 (the “Effective Date”), we entered into a First Amendment (the “Amendment”) to the Facility (as amended by the Amendment, the “Amended Facility”). The Amended Facility provides for, among other things, (i) a covenant relief period (the “Covenant Relief Period”) from the Effective Date until we demonstrate compliance with our financial covenants as of the quarter ending on or after June 29, 2021, during which we are not required to comply with financial covenants requiring maintenance of the maximum Net Adjusted Leverage Ratio and minimum EBITDAR Ratio, (ii) a substitution of the Net Adjusted Leverage Ratio and EBITDAR Ratio covenants with a liquidity covenant for the calendar month ending May 31, 2020 and continuing through the calendar month ending February 28, 2021 that requires our Liquidity to be at least $65,000,000 at the end of each calendar month (with Liquidity being the sum of (a) unrestricted cash and cash equivalents and (b) the unused portion of the revolving facility) (and solely for the fiscal quarter ending March 30, 2021, we can meet either (x) both the Net Adjusted Leverage Ratio test and the EBITDAR Ratio test or (y) meet the minimum Liquidity test), with the minimum Liquidity covenant to be tested again from the calendar month ending April 30, 2021 until we demonstrate compliance with the Net Adjusted Leverage Ratio and EBITDAR Ratio for a fiscal quarter ending on or after March 30, 2021, (iii) a lowered amount of permitted increases to revolving loan commitments under the Amended Facility during the Covenant Relief Period from $200,000,000 to $125,000,000, (iv) a limit on capital expenditures not to exceed $90,000,000 during the Covenant Relief Period, and (v) increased limitations on our ability to make restricted payments, incur debt, and consummate acquisitions during the Covenant Relief Period.

Borrowings under the Amended Facility during the Covenant Relief Period bear interest, at our option, at a rate equal to either: (i) the adjusted LIBO Rate (as customarily defined, the “Adjusted LIBO Rate”) plus 2.5%, or (ii) the sum of (a) the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in effect in the United States, (2) the greater of the rate calculated by the Federal Reserve Bank of New York as the effective federal funds rate or the rate that is published by the Federal Reserve Bank of New York as an overnight bank funding rate, in either case plus 0.5%, and (3) the one-month Adjusted LIBO Rate plus 1.0%, plus (b) 1.50%. We also pay a fee of 0.4% on the daily amount of unused commitments under the Amended Facility.

Subsequent to the Covenant Relief period, borrowings under the Amended Facility will bear interest, at our option, at a rate equal to either: (i) the adjusted LIBO Rate (as customarily defined) (the “Adjusted LIBO Rate”) plus a margin that is based on our net adjusted leverage ratio, or (ii) the sum of (a) the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in effect in the United States, (2) the greater of the rate calculated by the Federal Reserve Bank of New York as the effective federal funds rate or the rate that is published by the Federal Reserve Bank of New York as an overnight bank funding rate, in either case plus 0.5%, and (3) the one-month Adjusted LIBO Rate plus 1.0%, plus (b) a margin that is based on our net adjusted leverage ratio.

Letters of credit bear fees that are equivalent to the interest rate margin that is applicable to revolving loans that bear interest at the adjusted LIBO Rate plus other customary fees charged by the issuing bank. We paid certain customary loan origination fees in conjunction with both the Facility and Amendment.

Our obligations under the Amended Facility are unsecured, and certain of our material subsidiaries have guaranteed these obligations. At June 30, 2020, we had net availability for borrowings of $0.6 million, based on a $376.0 million outstanding debt balance and $23.4 million in standby letters of credit. Our Liquidity balance was $254.1 million at June 30, 2020, and we were in compliance with all covenants under the Amended Facility in effect at that date.

8. Derivative

On March 13, 2020, we entered into an interest rate swap agreement to manage our exposure to interest rate movements on our Facility. The agreement became effective on April 1, 2020 and matures on April 1, 2025. The interest rate swap entitles us to receive a variable rate of interest based on the one-month LIBO rate in exchange for the payment of a fixed interest rate of 0.802%. The notional amount of the swap agreement is $280.0 million through March 31, 2023 and $140.0 million from April 1, 2023 through April 1, 2025. The differences between the variable LIBO rate and the interest rate swap rate are settled monthly. We determined that at June 30, 2020, the interest rate swap agreement was an effective hedging agreement.

At June 30, 2020, the fair value of our interest rate swap was a liability of $5.1 million and was included in long-term other liabilities in the condensed consolidated balance sheet. Changes in the valuation of the interest rate swap are initially included as a component of accumulated other comprehensive loss (AOCL) and subsequently reclassified to earnings as realized. We reclassified $0.2 million out of AOCL in both the thirteen and twenty-six weeks ended June 30, 2020 for the monthly settlement of the interest rate swap. This amount was recorded in interest and other expense, net on the consolidated statement of income. No gains or losses representing amounts excluded from the assessment of effectiveness were recognized in earnings for the six months ended June 30, 2020.

The following table summarizes the changes in AOCL, net of tax, related to the interest rate swap (in thousands):

Balance, December 31, 2019	$—
Other comprehensive loss before reclassifications	(4,045)
Amounts reclassified from AOCL	208
Other comprehensive loss, net of tax	(3,837)
Balance, June 30, 2020	$(3,837)

We classified this interest rate swap within Level 2 of the valuation hierarchy described in Note 9. Our counterparty under this arrangement provided monthly statements of the market values of this instrument based on significant inputs that were observable or could be derived principally from, or corroborated by, observable market data for substantially the full term of the asset or liability. The impact on the derivative liability for the Company’s and the counterparty’s non-performance risk to the derivative trade was considered when measuring the fair value of derivative liability.

9. Fair Value Measurements

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

The following tables present the components and classification of our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3
Assets (Liabilities)
Non-qualified deferred compensation assets	$73,065	$—	$—
Non-qualified deferred compensation liabilities	(72,869)	—	—
Interest rate swap	—	(5,085)	—
Acquisition-related deferred consideration	—	(53,999)	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(7,461)

	December 31, 2019
	Level 1	Level 2	Level 3
Assets (Liabilities)
Non-qualified deferred compensation assets	$77,228	$—	$—
Non-qualified deferred compensation liabilities	(76,255)	—	—
Acquisition-related deferred consideration	—	(53,933)	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(13,218)

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

Balance, December 31, 2019	$13,218
Change in fair value	(5,757)
Balance, June 30, 2020	$7,461

The significant change in the fair value of the contingent consideration primarily stemmed from the delay of future new restaurant openings caused by the impact of the COVID-19 pandemic on the estimated cash flows used in the valuation.

The fair values of our cash and cash equivalents, accounts receivable, income taxes receivable, other receivables, prepaid expenses, accounts payable, income taxes payable and other accrued expenses approximate their carrying amounts due to their short duration.

10. Commitments and Contingencies

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

Within the ordinary course of our business, we are subject to private lawsuits, government audits and investigations, administrative proceedings and other claims. These matters typically involve claims from customers, staff members and others related to operational and employment issues common to the foodservice industry. A number of these claims may exist at any given time, and some of the claims may be pled as class actions. From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks and other intellectual property, both domestically and abroad. We could be affected by adverse publicity and litigation costs resulting from such allegations, regardless of whether they are valid or whether we are legally determined to be liable.

At this time, we believe that the amount of reasonably possible losses resulting from final disposition of any pending lawsuits, audits, investigations, proceedings and claims will not have a material adverse effect individually or in the aggregate on our financial position, results of operations or liquidity. It is possible, however, that our future results of operations for a particular quarter or fiscal year could be impacted by changes in circumstances relating to lawsuits, audits, proceedings or claims. Legal costs related to such claims are expensed as incurred.

11.  Stockholders’ Equity and Convertible Preferred Stock

Dividends and Share Repurchases

To preserve liquidity during the COVID-19 pandemic and in conjunction with the terms of our Facility, as amended on May 1,2020 , our Board of Directors suspended the quarterly dividend on our common stock, as well as share repurchases. (See Note 7 for further discussion of our long-term debt.)

Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Facility and applicable law, and such other factors that our Board considers relevant.

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 53.0 million shares at a total cost of $1,696.0 million through June 30, 2020 with 12,413 shares repurchased at a cost of $0.3 million during the second quarter of fiscal 2020 to satisfy tax withholding obligations on vested restricted share awards. Our objectives regarding share repurchases have been to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth. Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. We make the determination to repurchase shares based on several factors, including current and forecasted operating cash flows, capital needs associated with new restaurant development and maintenance of existing locations, dividend payments, debt levels and cost of borrowing, obligations associated with the Acquisitions, our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and financial covenants under the Facility that limit share repurchases based on a defined ratio.

Series A Convertible Preferred Stock

On April 20, 2020, to increase our liquidity given the impact of the COVID-19 pandemic on our operations, we issued 200,000 shares of Series A Convertible Preferred Stock (“Preferred Stock”) for an aggregate purchase price of $200 million, or $1,000 per share. In connection with the issuance, we incurred direct and incremental costs of $10.3 million, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These direct and incremental costs reduced the Preferred Stock balance at the issuance date and were recognized through retained earnings on June 30, 2020, the first measurement date.

The Preferred Stock ranks senior to our common stock with respect to dividends and distributions on liquidation, winding-up and dissolution upon which each share of Preferred Stock will be entitled to receive an amount per share equal to the greater of (i) the purchase price (without giving effect to any commitment fee), plus all accrued and unpaid dividends (the “Liquidation Preference”) and (ii) the amount that the holder of Preferred Stock would have been entitled to receive at such time if the Preferred Stock were converted into common stock. At June 30, 2020, the Liquidation Preference was $1,018.47 per share.

Dividend Rights

The holders are entitled to dividends on the Liquidation Preference at the rate of 9.5% per annum, payable in cash or, at our option, paid-in-kind. The holders are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis. During the second quarter of fiscal 2020, we issued 3,694 shares of Preferred Stock to satisfy a payment-in-kind dividend of $18.47 per share.

Conversion Rights

Each holder has the right, at its option, to convert its Preferred Stock into common stock at a conversion price equal to $22.23 per share. As of June 30, 2020, the number of common shares that would be required to be issued upon conversion of the outstanding shares of Preferred Stock was 9.2 million. The conversion price is subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar events. The conversion price is also subject to adjustment for certain anti-dilutive offerings occurring through April 19, 2021. Pursuant to the terms of the Certificate of Designations, unless and until approval of our stockholders is obtained as contemplated by Nasdaq listing rules (the “Stockholder Approval”), no holder may convert shares of Preferred Stock through either an optional or a mandatory conversion into shares of common stock if and solely to the extent that such conversion would result in the holder beneficially owning in excess of 19.9% of then outstanding common stock. The Company has the right to settle any conversion in cash.

Subject to certain conditions, we may, at our option, require conversion of all of the outstanding shares of Preferred Stock to common stock if, for at least 20 trading days during the 30 consecutive trading days immediately preceding the date we notify the holders of the election to convert, the closing price of the common stock is at least 200% of the conversion price. We will not exercise our right to mandatorily convert all outstanding shares of Preferred Stock unless certain liquidity conditions with regard to the shares of common stock to be issued upon such conversion are satisfied.

We determined that the nature of the Preferred Stock was more akin to an equity instrument than a debt instrument and that the economic characteristics and risks of the embedded conversion options were clearly and closely related to the Preferred Stock. As such, the conversion options were not required to be bifurcated from the host under ASC 815, Derivatives and Hedging. We also determined that the Preferred Stock did not generate a beneficial conversion feature (“BCF”) upon issuance. However, the associated dividend for the quarter ended June 30, 2020 generated a BCF of $0.1 million based on the fair value of our stock price on the date the dividends were declared to be paid-in-kind.

Redemption Rights

On and after October 20,2027, holders of the Preferred Stock have the right to require redemption of all or any part of the Preferred Stock for an amount equal to the Liquidation Preference. Upon certain change of control events, we are required to redeem, subject to conversion rights of the holders, all of the outstanding shares of Preferred Stock for cash consideration equal to the greater of (i) the Liquidation Preference and (ii) the amount that such holder would have been entitled to receive at such time if the Preferred Stock were converted into common stock.

We may redeem any or all of the Preferred Stock for an amount equal to (i) 120% of the Liquidation Preference thereof at any time between April 21, 2025 and April 19, 2026 and (ii) 100% of the Liquidation Preference at any time beginning on April 20, 2026, provided that such holder will have the right to convert the Preferred Stock immediately prior to and in lieu of such redemption. To the extent such holder elects to convert the Preferred Stock in lieu of such redemption and the number of shares of common stock issuable upon such conversion would exceed 19.9% of the outstanding shares of common stock, and the Stockholder Approval has not been obtained as of such date, any portion in excess of such limit will remain outstanding as Preferred Stock.

Since the redemption of the Preferred Stock is contingently redeemable and therefore not certain to occur, the Preferred Stock is not required to be classified as a liability under ASC 480, Distinguishing Liabilities from Equity. As the Preferred Stock is redeemable in certain circumstances at the option of the holder and is redeemable in certain circumstances upon the occurrence of an event that is not solely within our control, we have classified the Preferred Stock separately from stockholders’ equity in the consolidated balance sheets.

As noted above, we determined that the nature of the Preferred Stock was more akin to an equity instrument than a debt instrument. However, we determined that the economic characteristics and risks of the embedded put option, call option and redemption upon change of control provision were not clearly and closely related to the Preferred Stock. Therefore, we assessed these items further and determined they did not meet the definition of a derivative under ASC 815, Derivatives and Hedging.

Voting Rights

Holders of Preferred Stock are generally entitled to vote with the holders of the common stock on an as-converted basis. Holders of Preferred Stock are entitled to a separate class vote with respect to, among other things, amendments to the Company’s organizational documents that have an adverse effect on the Preferred Stock and issuances of securities that are senior to, or equal in priority with, the Preferred Stock.

12.  Stock-Based Compensation

On April 4, 2019, our Board adopted The Cheesecake Factory Incorporated Stock Incentive Plan (the “Plan”) under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units may be granted to staff members, consultants and non-employee directors. The Plan replaced the 2010 Stock Incentive Plan.

The following table presents the stock-based compensation recorded in the consolidated financial statements:

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 30, 2020	July 2, 2019	June 30, 2020	July 2, 2019

Labor expenses	$1,926	$1,721	$3,893	$3,442
Other operating costs and expenses	70	68	139	136
General and administrative expenses	3,114	2,852	6,585	6,910
Total stock-based compensation	5,110	4,641	10,617	10,488
Income tax benefit	1,255	1,140	2,608	2,578
Total stock-based compensation, net of taxes	$3,855	$3,501	$8,009	$7,910

Capitalized stock-based compensation (1)	$52	$51	$91	$114
(1)	It is our policy to capitalize the portion of stock-based compensation costs for our internal development department that relates to capitalizable activities such as the design and construction of new restaurants, remodeling existing locations and equipment installation. Capitalized stock-based compensation is included in property and equipment, net on the consolidated balance sheets.

Stock Options

We did not issue any stock options during the second quarter of fiscal 2020 or 2019. Stock option activity during the twenty-six weeks ended June 30, 2020 was as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value (1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 31, 2019	1,829	$47.32	4.3	$844
Granted	654	40.16
Exercised	(4)	29.79
Forfeited or cancelled	(43)	48.21
Outstanding at June 30, 2020	2,436	$45.41	5.4	$9,783

Exercisable at June 30, 2020	1,214	$46.77	2.8	$5,696
(1)	Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal period end date.

There was no option exercised during the thirteen weeks ended June 30, 2020. The total intrinsic value of options exercised during the twenty-six weeks ended June 30, 2020 was $35.6 million. The total intrinsic value of options exercised during the thirteen and twenty-six weeks ended July 2, 2019 was $0.2 million and $3.6 million, respectively. As of June 30, 2020, total unrecognized stock-based compensation expense related to unvested stock options was $9.4 million, which we expect to recognize over a weighted-average period of approximately 5.2 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the twenty-six weeks ended June 30, 2020 was as follows:

		Weighted-
		Average
	Shares	Fair Value
	(In thousands)	(Per share)
Outstanding at December 31, 2019	1,764	$47.76
Granted	586	39.80
Vested	(247)	50.20
Forfeited	(106)	52.41
Outstanding at June 30, 2020	1,997	$44.87

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted average fair value for restricted shares and restricted share units issued during the second quarter of fiscal 2020 and 2019 was $23.56 and $45.15, respectively. The fair value of shares that vested during the thirteen weeks and twenty-six weeks ended June 30, 2020 was $1.8 million and $12.4 million, respectively. The fair value of shares that vested during the thirteen weeks and twenty-six weeks ended July 2, 2019 was $1.3 million and $12.4 million, respectively. As of June 30, 2020, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $44.6 million, which we expect to recognize over a weighted-average period of approximately 3.2 years.

13. Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions allowing for the carryback of net operating losses generated in fiscal years 2018, 2019 and 2020 and technical amendments regarding the expensing of qualified improvement property (“QIP”). As a result of the CARES Act, we expect to carry back our anticipated fiscal 2020 loss and reduce taxes payable for accelerated depreciation on QIP placed in service during fiscal 2018 and 2019. We expect to file carryback claims during fiscal 2021, and we estimate that these claims will generate cash refunds of approximately $50 million.

Our effective income tax rate was 30.6% and 6.9% for the first half of fiscal 2020 and 2019, respectively. The increase resulted primarily from a lower proportion of employment credits in relation to pre-tax (loss)/income and a benefit arising from the expected carryback of our anticipated fiscal 2020 loss to prior years when the federal statutory rate was 35%. Without the carryback provisions of the CARES Act, we would expect the fiscal 2020 loss to provide a tax benefit at the statutory rate of 21%. The 14% rate benefit is reflected primarily in the annual effective tax rate, although the portion representing prior year temporary differences that are estimated to reverse in fiscal 2020 and become part of the fiscal 2020 loss carryback was recognized as a discrete item in the first quarter of fiscal 2020.

We expect to have federal credit carryforwards of approximately $37 million at the end of fiscal 2020 compared to $14.3 million at December 31, 2019. This increase is driven primarily by our estimated fiscal 2020 loss. We assess the available evidence to estimate if sufficient future taxable income will be generated to use these carryforwards, which have a 20-year carryforward period and are utilized on a first-in, first-out basis. Based on this evaluation, we concluded that no valuation allowance is required. This assessment could change if estimates of future taxable income during the carryforward period are revised.

As a result of the goodwill impairment discussed in Note 4, we recorded a deferred tax asset of $16.4 million.

14. Net (Loss)/Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period, reduced by unvested restricted stock awards. As of June 30, 2020 and July 2, 2019, 2.0 million shares and 1.8 million shares, respectively, of restricted stock issued to staff members were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal periods ended on those dates. Diluted net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common stock equivalents outstanding for the period.

Holders of our Preferred Stock participate in dividends on an as-converted basis when declared on common stock. As a result, our Preferred Stock meets the definition of a participating security which requires us to apply the two-class method to compute both basic and diluted net income per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. In addition, as our Preferred Stock is a participating security, we are required to calculate diluted net income per share under the if-converted method in addition to the two-class method and utilize the most dilutive result.

In periods where there is a net loss, no allocation of undistributed net loss to preferred shareholders is performed as the holders of our Preferred Stock are not contractually obligated to participate in our losses.

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 30, 2020	July 2, 2019	June 30, 2020	July 2, 2019

	(In thousands, except per share data)
Basic net (loss)/income per common share:
Net (loss)/income	$(56,539)	$35,510	$(192,702)	$62,494
Dividends on preferred stock	(3,694)	—	(3,694)	—
Direct and incremental preferred stock issuance costs	(10,257)	—	(10,257)	—
Net (loss)/income available to common stockholders	(70,490)	35,510	(206,653)	62,494
Basic weighted-average shares outstanding	43,874	44,165	43,824	44,210
Basic net (loss)/income per common share	$(1.61)	$0.80	$(4.72)	$1.41

Diluted net (loss)/income per common share:
Net (loss)/income available to common stockholders	(70,490)	35,510	(206,653)	62,494
Basic weighted-average shares outstanding	43,874	44,165	43,824	44,210
Dilutive effect of equity awards (1)	—	621	—	661
Diluted weighted-average shares outstanding	43,874	44,786	43,824	44,871
Diluted net (loss)/income per common share	$(1.61)	$0.79	$(4.72)	$1.39
(1)	Shares of common stock equivalents of 3.9 million and 2.0 million as of June 30, 2020 and July 2, 2019, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

15.  Segment Information

Our operating segments, the businesses for which our management reviews discrete financial information for decision-making purposes, are comprised of The Cheesecake Factory, North Italia, Flower Child, the Other FRC brands, our bakery division and Grand Lux Cafe. Based on quantitative thresholds set forth in FASB Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” The Cheesecake Factory, North Italia and the Other FRC brands are the only businesses that meet the criteria of a reportable operating segment. The remaining operating segments (Flower Child, our bakery division and Grand Lux Cafe) along with our businesses that don’t qualify as operating segments, including RockSugar Southeast Asian Kitchen, Social Monk Asian Kitchen and our international business, are combined in Other. Unallocated corporate expenses, capital expenditures and assets, which were previously classified in a separate Corporate line, are also combined in Other. In addition, gift card costs, which were previously classified in The Cheesecake Factory restaurants reportable segment, are combined in Other. Corresponding prior year balances were reclassified to conform to the current year presentation.

Segment information is presented below (in thousands):

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 30, 2020	July 2, 2019	June 30, 2020	July 2, 2019
Revenues:
The Cheesecake Factory restaurants	$241,068	$551,519	$729,539	$1,100,152
North Italia	13,759	—	44,271	—
Other FRC	12,208	—	47,791	—
Other	28,816	51,126	89,356	101,974
Total	$295,851	$602,645	$910,957	$1,202,126

Income/(loss) from operations: (1)
The Cheesecake Factory restaurants	$(26,951)	$73,610	$12,373	$139,549
North Italia	(4,405)	—	(76,491)	—
Other FRC	(5,212)	—	(75,176)	—
Other	(47,142)	(33,511)	(134,474)	(69,302)
Total	$(83,710)	$40,099	$(273,768)	$70,247

Depreciation and amortization:
The Cheesecake Factory restaurants	$16,867	$18,004	$34,144	$35,612
North Italia	901	—	1,866	—
Other FRC	814	—	2,015	—
Other	4,008	3,655	8,127	7,409
Total	$22,590	$21,659	$46,152	$43,021

Capital expenditures:
The Cheesecake Factory restaurants	$12,116	$14,839	$20,714	$26,731
North Italia	30	—	2,994	—
Other FRC	687	—	1,791	—
Other	816	1,181	3,925	2,640
Total	$13,649	$16,020	$29,424	$29,371

Preopening costs:
The Cheesecake Factory restaurants	$767	$1,956	$2,181	$3,437
North Italia	311	—	1,264	—
Other FRC	380	—	221	—
Other	639	219	1,550	868
Total	$2,097	$2,175	$5,216	$4,305

	June 30, 2020	December 31, 2019
Total assets: (1)
The Cheesecake Factory restaurants	$1,656,694	$1,701,418
North Italia	257,657	297,840
Other FRC	293,242	310,414
Other	659,688	530,921
Total	$2,867,281	$2,840,593
(1)	During the first quarter of fiscal 2020, we recorded impairment of assets and lease terminations expense of $0.6 million for The Cheesecake Factory restaurants, $71.5 million for North Italia, $72.9 million for Other FRC and $46.8 million for Other (See Note 3 and 4 for further discussion of these charges.) During the second quarter of fiscal 2020, we recorded impairment of assets and lease terminations expense of $2.4 million related to lease termination costs for one The Cheesecake Factory restaurant.

16.  Subsequent Events

None

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

These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (together with the Securities Act, the “Acts”). This includes, without limitation, the effects of the COVID-19 pandemic on our financial condition and our results of operation, financial guidance and projections and statements with respect to the acquisition of North Italia and Fox Restaurant Concepts LLC and expectations regarding accelerated and diversified revenue growth as a result of the acquisition of North Italia and FRC, as well as expectations of our future financial condition, results of operations, sales, cash flows, plans, targets, goals, objectives, performance, growth potential, competitive position and business; and our ability to: leverage our competitive strengths, including investing in or acquiring new restaurant concepts and expanding The Cheesecake Factory® brand to other retail opportunities; deliver comparable sales growth; provide a differentiated experience to customers; outperform the casual dining industry and increase our market share; leverage sales increases and manage flow through; manage cost pressures, including increasing wage rates, insurance costs and legal expenses, and stabilize margins; grow earnings; remain relevant to consumers; attract and retain qualified management and other staff; manage risks associated with the magnitude and complexity of regulations in the jurisdictions where our restaurants are located; increase shareholder value; find suitable sites and manage increasing construction costs; profitably expand our concepts domestically and in Canada, and work with our licensees to expand our concept internationally; support the growth of North Italia and other FRC restaurants; operate Social Monk Asian Kitchen; and utilize our capital effectively and continue to increase cash dividends and repurchase our shares. These forward-looking statements may be affected by various factors including: the rapidly evolving nature of the COVID-19 pandemic and related containment measures, including the potential for a complete shutdown of our restaurants, international licensee restaurants and our bakery operations; demonstrations, political unrest, potential damage to or closure of the Company's restaurants and potential reputational damage to the Company or any of its brands; economic, public health and political conditions that impact consumer confidence and spending, including the impact of the COVID-19 pandemic and other health epidemics or pandemics on the global economy; acceptance and success of The Cheesecake Factory in international markets; acceptance and success of North Italia and the FRC concepts, Social Monk Asian Kitchen and other concepts; the risks of doing business abroad through Company-owned restaurants and/or licensees; foreign exchange rates, tariffs and cross border taxation; changes in unemployment rates; changes in laws impacting our business, including laws and regulations related to COVID-19 impacting restaurant operations and customer access to off- and on-premises dining; increases in minimum wages and benefit costs; the economic health of our landlords and other tenants in retail centers in which our restaurants are located, and our ability to successfully manage our lease arrangements with landlords; unanticipated costs that may arise in connection with a return to normal course of business, including potential negative impacts from furlough actions; the economic health of suppliers, licensees, vendors and other third parties providing goods or services to us; the timing of the resumption of our new unit development; compliance with debt covenants; strategic capital allocation decisions including share repurchases and dividends; the ability to achieve projected financial results; economic and political conditions that impact consumer confidence and spending; impact of tax reform legislation; ; adverse weather conditions in regions in which our restaurants are located; factors that are under the control of government agencies, landlords and other third parties; the risk, costs and uncertainties associated with opening new restaurants; and other risks and uncertainties detailed from time to time in our filings with the SEC. Such forward-looking statements include all other statements that are not historical facts, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions. These statements are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in such statements.

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

The Company is subject to risks and uncertainties as a result of the outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic which was declared a National Public Health Emergency on March 13, 2020. We have experienced significant disruptions to our business due to suggested and mandated social distancing and shelter-in-place orders, which resulted in the temporary closure of a number of restaurants across our portfolio while the remaining locations shifted to an off-premise only operating model on an interim basis. In late April 2020, certain jurisdictions began allowing the reopening of restaurant dining rooms. However, restrictions on the type of operating model and occupancy capacity continue to change. We began to reopen dining rooms across our concepts the second week of May. The following table presents the number of restaurants and their operating model as of July 29, 2020:

	The Cheesecake
	Factory	North Italia	Other FRC	Other	Total
Indoor dining with limited capacity	146	17	19	26	208
Outdoor only with social distancing	36	6	1	4	47
Off-premise only	22	—	—	—	22
Currently closed	1	—	5	10	16
Total	205	23	25	40	293

In our initial response to the pandemic, the Company and its Board of Directors implemented the following measures to preserve liquidity and enhance financial flexibility:

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

We cannot predict how long the COVID-19 pandemic will last or whether it will reoccur, what additional restrictions may be enacted, to what extent we can maintain off-premise sales volumes or if individuals will be comfortable returning to our dining rooms during or following social distancing protocols and what long-lasting effects the COVID-19 pandemic may have on the restaurants industry as a whole. The extent of the reopening process, along with the potential impact of the COVID-19 pandemic on consumer spending behavior, will determine the significance of the impact to our operating results and financial position.

In the first quarter of fiscal 2020, these considerable developments triggered the need to perform impairment assessments of our long-lived assets, goodwill and other intangible assets and a revaluation of contingent consideration associated with the acquisition of Fox Restaurant Concepts LLC. Future changes in estimates could further impact the carrying value of these items. (See Notes 3 and 4 for further discussion of impairment of long-lived and intangible assets, respectively. See Note 9 for further discussion of the revaluation of contingent consideration.)

See "Risk Factors" included in Part II, Item 1A for further discussion of risks associated with the COVID-19 pandemic.

General

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 293 restaurants throughout the United States and Canada under brands including The Cheesecake Factory®, North Italia® and a collection within the FRC subsidiary. Internationally, 26 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

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

Investing in new Company-owned restaurant development is our top long-term capital allocation priority, with a focus on opening our concepts in premier locations within both new and existing markets. For The Cheesecake Factory concept, we target an average cash-on-cash return on investment of approximately 20% to 25% at the unit level. We target an average cash-on-cash return on investment of about 35% for the North Italia concept and 25% to 30% for the FRC concepts. Returns are affected by the cost to build restaurants, the level of revenues that each restaurant can deliver and our ability to maximize the profitability of restaurants. Investing in new restaurant development that meets our return on investment criteria is expected to support achieving mid-teens Company-level return on invested capital. In light of the COVID-19 pandemic, we will continue to evaluate the pace and quantity of new unit development until more clarity on the restaurant industry operating environment emerges.

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

Average check is driven by menu price increases and/or changes in menu mix. We generally update The Cheesecake Factory restaurant menus twice a year, and our philosophy is to use price increases to help offset key operating cost increases in a manner that balances protecting both our margins and customer traffic levels. We have targeted menu price increases of approximately 2% to 3% annually, utilizing a market-based strategy to help mitigate cost pressure in higher-wage geographies. Currently, our menu pricing is at the higher end of this range. We will continue to evaluate future pricing decisions in light of the COVID-19 operating environment.

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

At the Company level, with the current sales trends and our reduced G&A structure, we are approximately breakeven at the operating cash flow level. When the restaurant industry operating environment normalizes from the COVID-19 impact, we expect the Company to return to positive cash flow generation. At that point, we plan to maintain a balanced capital allocation strategy, comprised of: investing in new restaurants that are expected to meet our targeted returns, repaying borrowings under our $400 million unsecured revolving credit facility (the “Facility”) and reinstating our dividend and share repurchase program, the latter of which offsets dilution from our equity compensation program and supports our earnings per share growth. To preserve liquidity during the COVID-19 pandemic and in conjunction with the terms of our Facility as amended by a First Amendment (the “Amendment”), dated May 1, 2020, to the Facility (the Facility, as amended by the Amendment, the “Amended Facility”), our Board of Directors suspended the quarterly dividend on our common stock, as well as share repurchases. Our ability to declare dividends and repurchase shares in the future will be subject to financial covenants under the Amended Facility, among other factors.

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

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 30, 2020	July 2, 2019	June 30, 2020	July 2, 2019

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	24.4	22.3	23.4	22.5
Labor expenses	41.5	36.2	39.5	36.2
Other operating costs and expenses	41.1	24.7	31.8	25.1
General and administrative expenses	12.1	6.2	8.7	6.4
Depreciation and amortization expenses	7.6	3.5	5.1	3.6
Impairment of assets and lease expiration	0.8	—	21.3	—
Acquisition-related costs	0.4	—	0.3	—
Acquisition-related contingent consideration and amortization	(0.3)	—	(0.6)	—
Preopening costs	0.7	0.4	0.6	0.4
Total costs and expenses	128.3	93.3	130.1	94.2
(Loss)/income from operations	(28.3)	6.7	(30.1)	5.8
Loss on investments in unconsolidated affiliates	—	(0.3)	—	(0.2)
Interest and other expense, net	(0.9)	(0.0)	(0.4)	(0.0)
(Loss)/income before income taxes	(29.2)	6.4	(30.5)	5.6
Income tax (benefit)/provision	(10.1)	0.5	(9.3)	0.4
Net (loss)/income	(19.1)%	5.9%	(21.2)%	5.2%

Thirteen Weeks Ended June 30, 2020 Compared to Thirteen Weeks Ended July 2, 2019

Revenues

Revenues decreased 50.9% to $295.9 million for the fiscal quarter ended June 30, 2020 compared to $602.6 million for the comparable prior year period, primarily due to a decrease in comparable restaurant sales, reflecting the effect of the COVID-19 pandemic. This decline included the impact of 29 locations across our concepts, of which three were The Cheesecake Factory restaurants, that were closed for much of the quarter, partially offset by additional revenue related to the acquired restaurants and new restaurant openings.

Revenue contribution from the acquired concepts in the second quarter of fiscal 2020 totaled $37.2 million. The Cheesecake Factory comparable sales declined by 56.9%, or $306.9 million, from the second quarter of fiscal 2019 driven by a decline in customer traffic of 71.7%, partially offset by average check growth of 14.8% (based on an increase of 3.1% in menu pricing and a 11.7% positive change in mix). Sales through the off-premise channel comprised approximately 79% of our restaurant sales during the second quarter of fiscal 2020 given the impact of COVID-19. We account for each off-premise order as one guest for traffic measurement purposes. In turn, the high mix of sales in the off-premise channel was the primary driver of the positive change in mix and also contributed to the decline in traffic, along with the broader impact of the COVID-19 pandemic. We implemented effective menu price increases of approximately 1.5% and 1.6% in the first quarter of fiscal 2020 and third quarter of fiscal 2019, respectively. The Cheesecake Factory average sales per restaurant operating week decreased 56.6% to $91,314 in the second quarter of fiscal 2020 from $210,183 in the second quarter of fiscal 2019. Total operating weeks at The Cheesecake Factory restaurants increased 0.6% to 2,640 in the second quarter of fiscal 2020 compared to 2,624 in the prior year. North Italia comparable sales declined approximately 59% during the second quarter of fiscal 2020. North Italia average sales per restaurant operating week for the second quarter of fiscal 2020 was $52,718 based on 261 operating weeks.

The Cheesecake Factory restaurants become eligible to enter the comparable sales base in their 19th month of operation. At June 30, 2020, there were five The Cheesecake Factory restaurants not yet in the comparable sales base. International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from comparable sales calculations. North Italia restaurants become eligible to enter the comparable sales base in their 13th month of operations. At June 30, 2020 there were eight North Italia restaurants not yet in the comparable sales base.

External bakery sales were $14.7 million for the second quarter of fiscal 2020 compared to $12.4 million in the comparable prior year period.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses. As a percentage of revenues, cost of sales was 24.4% and 22.3% in the second quarters of fiscal 2020 and 2019, respectively. The increase was primarily driven by a shift in sales mix, as well as higher meat and dairy costs, partially due to a variance between the spot market and our contracted pricing.

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 41.5% and 36.2% in the second quarters of fiscal 2020 and 2019, respectively. This increase was primarily due to the cost of maintaining our full restaurant management team in the reduced sales environment, as well as higher group medical insurance costs, reflecting both higher large claims activity and the costs associated with healthcare benefits for our furloughed staff members, partially offset by a benefit from the Employee Retention Credit in the CARES Act.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead and distribution expenses. As a percentage of revenues, other operating costs and expenses were 41.1% and 24.7% in the second quarters of fiscal 2020 and 2019, respectively. This variance was primarily driven by sales deleverage, increased marketing expenses and costs associated with COVID-19 such as additional cleaning and personal protective equipment.

G&A Expenses

G&A expenses consist of the restaurant management recruiting and training program, restaurant field supervision, corporate support and bakery administrative organizations, as well as gift card commissions to third-party distributors. As a percentage of revenues, G&A expenses were 12.1% and 6.2% in the second quarters of fiscal 2020 and 2019, respectively. This variance was primarily due to sales deleverage, partially offset by lower corporate incentive compensation costs.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses increased to 7.6% in the second quarter of fiscal 2020 from 3.5% in the comparable prior year period due primarily to sales deleverage.

Impairment of Assets and Lease Terminations

During the second quarter of fiscal 2020, we recorded impairment of assets and lease terminations expense of $2.4 million related to lease termination costs for one The Cheesecake Factory restaurant which closed in July 2020.

Acquisition-Related Costs

In the second quarter of fiscal 2020, we recorded $1.1 million of costs to effect and integrate the Acquisitions.

Acquisition-Related Contingent Consideration, Compensation and Amortization

In the second quarter of fiscal 2020, we recorded a benefit of $0.9 million of acquisition-related contingent consideration, compensation and amortization, reflecting changes in the fair value of the deferred and contingent consideration and compensation liabilities, partially offset by amortization of acquired definite-lived licensing agreements.

Preopening Costs

Preopening costs were $2.1 million and $2.2 million in the second quarters of fiscal 2020 and 2019, respectively. We opened no restaurants in the second quarter of fiscal 2020 compared to one The Cheesecake Factory restaurant in the comparable prior year period. Preopening costs include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities. Preopening costs can fluctuate significantly from period to period based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Loss on Investment in Unconsolidated Affiliates

Loss on investment in unconsolidated affiliates, which represented our share of pre-acquisition losses incurred by North Italia and Flower Child was $1.6 million in the second quarter of fiscal 2019. There was no corresponding amount for the second quarter of fiscal 2020 as we acquired the outstanding equity interests in these concepts in the fourth quarter of fiscal 2019.

Interest and Other Expense, Net

Interest and other expense, net was $2.6 million of expense for the second quarter of fiscal 2020 compared to $24,688 in the comparable prior year period. This variance was primarily due to increased borrowings to effect the Acquisition and to enhance our financial flexibility in response to the COVID-19 pandemic, as well as a higher interest rate on our Amended Facility.

Income Tax (Benefit)/Provision

Our effective income tax rate was 34.5% and 7.6% for the second quarters of fiscal 2020 and 2019, respectively. The increase resulted primarily from a lower proportion of employment credits in relation to pre-tax (loss)/income and a benefit arising from the expected carryback of our anticipated fiscal 2020 loss to prior years when the federal statutory rate was 35%. Without the carryback provisions of the CARES Act, we would expect the fiscal 2020 loss to provide a tax benefit at the statutory rate of 21%. The 14% rate benefit is reflected primarily in the annual effective tax rate, although the portion representing prior year temporary differences that are estimated to reverse in fiscal 2020 and become part of the fiscal 2020 loss carryback was recognized as a discrete item in the first quarter of fiscal 2020.

Twenty-Six Weeks Ended June 30, 2020 Compared to Twenty-Six Weeks Ended July 2, 2019

Revenues

Revenues decreased 24.3% to $911.0 million for the first half of fiscal 2020 compared to $1,202.1 million for the comparable prior year period, primarily due a decline in comparable restaurant sales, reflecting the impact of the COVID-19 pandemic, partially offset by additional revenue related to the acquired restaurants and new restaurant openings.

Revenue contribution from the acquired concepts in the first half of fiscal 2020 totaled $121.3 million. The Cheesecake Factory comparable sales declined by 35%, or $375.7 million, from the first half of fiscal 2019 driven by a decline in customer traffic of 45%, partially offset by average check growth of 10% (based on an increase of 3.1% in menu pricing and a 6.9% positive change in mix). Sales through the off-premise channel comprised approximately 41% of our restaurant sales during the first half of fiscal 2020 given the impact of COVID-19. We account for each off-premise order as one guest for traffic measurement purposes. In turn, the high mix of sales in the off-premise channel was the primary driver of the positive change in mix and also contributed to the decline in traffic, along with the broader impact of the COVID-19 pandemic. We implemented effective menu price increases of approximately 1.5% and 1.6% in the first quarter of fiscal 2020 and third quarter of fiscal 2019, respectively. The Cheesecake Factory average sales per restaurant operating week decreased 34.6% to $137,286 in the first half of fiscal 2020 from $210,073 in the first half of fiscal 2019. Total operating weeks at The Cheesecake Factory restaurants increased 1.5% to 5,314 in the first half of fiscal 2020 compared to 5,237 in the prior year. North Italia comparable sales declined approximately 17% during the first half of fiscal 2020. North Italia average sales per restaurant operating week for the first half of fiscal 2020 was $80,348 based on 551 operating weeks.

External bakery sales were $28.5 million for the first half of fiscal 2020 compared to $25.3 million in the comparable prior year period.

Cost of Sales

As a percentage of revenues, cost of sales was 23.4% and 22.5% in the first half of fiscal 2020 and 2019, respectively. The increase was primarily driven by a shift in sales mix, as well as higher meat, produce and dairy costs, partially due to a variance between the spot market and our contracted pricing.

Labor Expenses

As a percentage of revenues, labor expenses were 39.5% and 36.2% in the first half of fiscal 2020 and 2019, respectively. This increase was primarily due to the cost of maintaining our full restaurant management team in the reduced sales environment, as well as higher group medical insurance costs, reflecting both higher large claims activity and the costs associated with healthcare benefits for our furloughed staff members, partially offset by a benefit from the Employee Retention Credit in the CARES Act.

Other Operating Costs and Expenses

As a percentage of revenues, other operating costs and expenses were 31.8% and 25.1% in the first half of fiscal 2020 and 2019, respectively. This variance was primarily driven by sales deleverage, increased marketing expenses and costs associated with COVID-19 such as additional cleaning and personal protective equipment, partially offset by lower restaurant incentive compensation costs.

G&A Expenses

As a percentage of revenues, G&A expenses were 8.7% and 6.4% in the first half of fiscal 2020 and 2019, respectively. This variance was primarily due to sales deleverage, partially offset by lower corporate incentive compensation costs.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses increased to 5.1% in the first half of fiscal 2020 from 3.6% in the comparable prior year period due primarily to sales deleverage.

Impairment of Assets and Lease Terminations

During the first half of fiscal 2020, we recorded $194.3 million of impairment of assets and lease termination expense related to the impairment of goodwill, trade names, trademarks and licensing agreements associated with the Acquisitions and long-lived assets for one The Cheesecake Factory, one North Italia, two Other FRC and four Other restaurants, as well as lease terminations costs for one The Cheesecake Factory restaurant which closed in July 2020. See Notes 3 and 4 of Notes Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for further discussion of our long-lived and intangible assets, respectively. We recorded no impairment of assets and lease terminations expense in the first half of fiscal 2019.

Acquisition-Related Costs

In the first half of fiscal 2020, we recorded $2.3 million of costs to effect and integrate the Acquisitions.

Acquisition-Related Contingent Consideration, Compensation and Amortization

In the first half of fiscal 2020, we recorded a benefit of $5.4 million in acquisition-related contingent consideration, compensation and amortization, reflecting a $5.8 million decrease in the fair value of the contingent consideration and compensation liabilities primarily related to impact of the COVID-19 pandemic, partially offset by an increase of $0.1 million in the deferred consideration liability and $0.3 million in amortization of acquired definite-lived licensing agreements.

Preopening Costs

Preopening costs were $5.2 million and $4.3 million in the first half of fiscal 2020 and 2019, respectively. We opened one North Italia and one Flower Child in the first half of fiscal 2020 compared to one The Cheesecake Factory restaurant and our initial location of Social Monk Asian Kitchen in the comparable prior year period.

Loss on Investment in Unconsolidated Affiliates

Loss on investment in unconsolidated affiliates, which represented our share of pre-acquisition losses incurred by North Italia and Flower Child was $3.1 million in the first half of fiscal 2019. There was no corresponding amount for the first half of fiscal 2020 as we acquired the outstanding equity interests in these concepts in the fourth quarter of fiscal 2019.

Interest and Other Expense, Net

Interest and other expense, net was $4.1 million of expense for the first half of fiscal 2020 compared to $23,037 in the comparable prior year period. This variance was primarily due to increased borrowings on our Facility to effect the Acquisition and enhance our financial flexibility in response to the COVID-19 pandemic.

Income Tax (Benefit)/Provision

Our effective income tax rate was 30.6% and 6.9% for the first half of fiscal 2020 and 2019, respectively. The increase resulted primarily from a lower proportion of employment credits in relation to pre-tax (loss)/income and a benefit arising from the expected carryback of our anticipated fiscal 2020 loss to prior years when the federal statutory rate was 35%. Without the carryback provisions of the CARES Act, we would expect the fiscal 2020 loss to provide a tax benefit at the statutory rate of 21%. The 14% rate benefit is reflected primarily in the annual effective tax rate, although the portion representing prior year temporary differences that are estimated to reverse in fiscal 2020 and become part of the fiscal 2020 loss carryback was recognized as a discrete item in the first quarter of fiscal 2020.

Non-GAAP Measures

Adjusted net income and adjusted if-converted net income per share are supplemental measures of our performance that are not required by or presented in accordance with GAAP. These non-GAAP measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. We calculate these non-GAAP measures by eliminating from net (loss)/income and diluted net (loss)/income per share the impact of items we do not consider indicative of our ongoing operations. To reflect the potential impact of the conversion of our convertible preferred stock into common stock, we exclude the preferred dividend and direct and incremental preferred stock issuance costs, and assume all convertible preferred shares convert to common stock. We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. In the future, we may incur expenses or generate income similar to the adjusted items.

Following is a reconciliation from net (loss)/income and diluted net (loss)/income per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 30, 2020	July 2, 2019	June 30, 2020	July 2, 2019

Net (loss)/income available to common stockholders	$(70,490)	$35,510	$(206,653)	$62,494
Dividends on preferred stock	3,694	—	3,694	—
Direct and incremental preferred stock issuance costs	10,257	—	10,257	—
COVID-19 related costs (1)	11,730	—	15,020	—
Impairment of assets and lease terminations	2,433	—	194,329	—
Acquisition-related costs	1,068	—	2,304	—
Acquisition-related contingent consideration, compensation and amortization expenses	(965)	—	(5,431)	—
Loss on investments in unconsolidated affiliates	—	1,643	—	3,093
Tax effect of adjustments (2)	(3,710)	(427)	(53,618)	(804)
Adjusted net (loss)/income	$(45,983)	$36,726	$(40,098)	$64,783

Diluted net (loss)/income per common share	$(1.61)	$0.79	$(4.72)	$1.39
Dividends on preferred stock	0.07	—	0.07	—
Direct and incremental preferred stock issuance costs	0.19	—	0.19	—
Assumed impact of potential conversion of preferred stock into common stock (3)	0.27	—	0.80	—
COVID-19 related costs (1)	0.22	—	0.28	—
Impairment of assets and lease terminations	0.05	—	3.68	—
Acquisition-related costs	0.02	—	0.04	—
Acquisition-related contingent consideration, compensation and amortization expenses	(0.02)	—	(0.10)	—
Loss on investments in unconsolidated affiliates	—	0.04	—	0.07
Tax effect of adjustments (2)	(0.07)	(0.01)	(1.02)	(0.02)
Adjusted if-converted net (loss)/income per share (4)	$(0.87)	$0.82	$(0.76)	$1.44
(1)	Represents incremental costs associated with the COVID-19 pandemic including healthcare benefits and other expenses associated with furloughed staff members. These costs were primarily recorded in cost of sales, labor expenses and other operating costs and expenses on the consolidated statements of income.
(2)	Based on the federal statutory rate and an estimated blended state tax rate, the tax effect on all adjustments assumes a 26% tax rate.
(3)	Represents the impact of assuming the conversion of preferred stock into common stock (8,996,851 shares), resulting in an assumption of 52,871,297 and 52,820,673 weighted-average shares outstanding on an if-converted basis for the second quarter and first half of fiscal 2020, respectively.
(4)	Adjusted if-converted net (loss)/ income per share may not add due to rounding.

Liquidity and Capital Resources

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	June 30, 2020	July 2, 2019
Cash (used in)/provided by operating activities	$(35.7)	$83.8
Additions to property and equipment	(29.4)	(29.4)
Growth capital provided to unconsolidated affiliates	—	(21.0)
Net borrowings on credit facility	86.0	25.0
Preferred stock issuance, net of issuance costs	189.7	—
Proceeds from exercise of stock options	0.1	6.2
Cash dividends paid	(15.8)	(29.3)
Treasury stock purchases	(2.9)	(39.2)

During the twenty-six weeks ended June 30, 2020, our cash and cash equivalents increased by $191.7 million to $250.2 million.This increase was primarily attributable to issuance of preferred stock and borrowings on the Amended Facility, partially offset by cash used in operating activities, additions to property and equipment and dividend payments.

Cash flows from operations decreased by $35.7 million from the first half of fiscal 2020 primarily due the impact of the COVID-19 pandemic. Typically, our requirement for working capital has not been significant since our restaurant customers pay for their food and beverage purchases in cash or cash equivalents at the time of sale and we are able to sell many of our restaurant inventory items before payment is due to the suppliers of such items. However, this dynamic shifted during the period as all of our restaurants temporarily closed their dining rooms due to the COVID-19 pandemic. At the Company level, with the current sales trends and our reduced G&A structure, we are approximately breakeven at the operating cash flow level. However, the evolving COVID-19 regulatory landscape may impact our restaurant operating models. We may not be able to generate sufficient cash to cover all of our operations until they can reopen at approximately 50% capacity, and subject to economic conditions and consumer behavior.

Capital expenditures were $29.4 million in the first half of fiscal 2020 and 2019. We currently have eight locations under development, and we are monitoring operating conditions in their respective markets to determine when to move forward with these new unit openings. We are continuing to evaluate the pace and quantity of new unit development until more clarity on the restaurant industry operating environment emerges. We currently estimate cash capital expenditures to be approximately $10 million to $15 million per quarter for the remainder of fiscal 2020 for completion of construction of the units under development and for necessary maintenance on our existing restaurants.

As of June 30, 2020, we maintained the Amended Facility, a $400 million unsecured revolving credit facility, $40 million of which can be used for issuances of letters of credit. The Amended Facility, which terminates on July 30, 2024, contains a commitment increase feature that could provide for an additional $125 million in available credit upon our request and the satisfaction of certain conditions. Certain of our material subsidiaries have guaranteed our obligations under the Facility. During the first half of fiscal 2020, we increased our borrowings under the Facility to bolster our cash position and enhance financial flexibility. At June 30, 2020, we had net availability for borrowings of $0.6 million, based on a $376.0 million outstanding debt balance and $23.4 million in standby letters of credit. The Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, and sets forth negative covenants that restrict indebtedness, liens, investments, sales of assets, fundamental changes and other matters. As of June 30, 2020, we were in compliance with the covenants set forth in the Amended Facility. (See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

In addition, as further discussed in Note 11 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report, to increase our liquidity given the impact of the COVID-19 pandemic on our operations, we issued 200,000 shares of Series A Convertible Preferred Stock on April 20, 2020 for an aggregate purchase price of $200 million.

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

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 53.0 million shares at a total cost of $1,696.0 million through June 30, 2020 with 12,413 repurchased during the second quarter of fiscal 2020 to satisfy tax withholding obligations on vested restricted share awards. Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. We make the determination to repurchase shares based on several factors, including current and forecasted operating cash flows, capital needs associated with new restaurant development and maintenance of existing locations, dividend payments, debt levels and cost of borrowing, obligations associated with the Acquisitions, our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and financial covenants under the Facility that limit share repurchases based on a defined ratio. Our objectives regarding share repurchases are to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth. (See Note 11 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.)

To preserve liquidity during the COVID-19 pandemic and in conjunction with the terms of our Amended Facility, our Board of Directors suspended the quarterly dividend on our common stock, as well as share repurchases. (See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our Facility.)

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

As of June 30, 2020, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Based on our current projections, we believe that during the upcoming 12 months our cash and cash equivalents, combined with expected cash flows provided by operations, anticipated cash refunds from our net operating loss carryback claims and available borrowings under the Amended Facility, should be sufficient in the aggregate to meet our short-term obligations. See Note 13 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for discussion of our income taxes.

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

We purchase food and other commodities for use in our operations based on market prices established with our suppliers. Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control. We mitigate the risk of supply shortages and obtain competitive prices by utilizing multiple qualified suppliers for substantially all of our ingredients and supplies. We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. We continue to evaluate the possibility of entering into similar arrangements for other commodities and also periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. Although these vehicles may be available to us, as of June 30, 2020, we had chosen not to enter into any hedging contracts due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors. Commodities for which we have not entered into contracts can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Commodities we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs and varying global demand. We may or may not have the ability to increase menu prices or vary menu items in response to food commodity price increases. For the second quarters of fiscal 2020 and 2019, a hypothetical increase of 1% in food costs would have negatively impacted cost of sales by $0.7 million and $1.3 million, respectively.

We are exposed to market risk from interest rate changes on our funded debt. This exposure relates to the component of the interest rate on the Facility that is indexed to market rates. Based on outstanding borrowings at June 30, 2020 and December 31, 2019, a hypothetical 1% rise in interest rates would have increased interest expense by $3.8 million and $2.9 million, respectively, on an annual basis. (See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our non-qualified executive deferred compensation plan to the extent these investments are not equivalent to the related liability. In addition, because changes in these investments are not taxable, gains and losses result in tax benefit and tax expense, respectively, and directly affect net income through the income tax provision. Based on balances at June 30, 2020 and December 31, 2019, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes. However, under such scenario, net income would have declined by $1.8 million and $1.9 million at June 30, 2020 and December 31, 2019, respectively.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

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

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 10 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

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

The outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic, as well as our responses to the outbreak, have significantly disrupted and will continue to disrupt our business. In the United States and other regions, social distancing restrictions have been enacted. In response to the COVID-19 pandemic and these changing conditions, we temporarily closed a number of restaurants across our portfolio while the remaining locations shifted to an off-premise only operating model on an interim basis. In late April 2020, certain jurisdictions began allowing the reopening of restaurant dining rooms. However, we will be operating under capacity restrictions for some time as social distancing protocols remain in place , and dining rooms that are currently open are subject to closure based on the changing rules of various jurisdictions. Additionally, an outbreak or perceived outbreak of the COVID-19 pandemic connected to one or more of our restaurants could cause negative publicity directed at any of our brands and cause customers to avoid our restaurants. We cannot predict how long the pandemic will last or whether it will reoccur, what additional restrictions may be enacted, to what extent we can maintain off-premise sales volumes or if individuals will be comfortable returning to our dining rooms during or following social distancing protocols. Similarly, we cannot predict the effects the COVID-19 pandemic will have on the restaurant industry as a whole or the share of customer traffic to our restaurants compared to other restaurants or outlets. Any of these changes could materially adversely affect our financial performance.

Our restaurant operations could be further disrupted if any of our restaurant staff members is diagnosed with COVID-19, which has occurred at some of our restaurants, requiring the quarantine of some or all of a restaurant’s staff members and the temporary closure of the restaurant. If a significant percentage of our workforce is unable to work due to COVID-19 illness, quarantine, limitations on travel or other government restrictions in connection with the COVID-19 pandemic, our operations may be negatively impacted, potentially materially adversely affecting our liquidity, financial condition or results of operations. Our suppliers could be similarly adversely impacted by the COVID-19 pandemic, and we could face shortages of food items or other supplies at our restaurants and our operations and sales could be adversely impacted by such supply interruptions. In addition, we furloughed approximately 41,000 staff members, and although a significant number have returned to work, we may need to implement additional furloughs depending on future events. Staff members who are furloughed might seek and find other employment, which could materially adversely affect our ability to properly staff and reopen our restaurants with experienced staff members when the business interruptions caused by the COVID-19 pandemic abate or end.

In addition, while we have taken actions to manage our liquidity position in response to the COVID-19 pandemic, we may need to seek additional sources of liquidity. The COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be available on favorable terms, or at all, especially the longer the COVID-19 pandemic lasts or if it were to reoccur. To this end, on May 1, 2020, we entered into an amendment to our Facility that, among other changes, provides for net adjusted leverage ratio and EBITDAR to interest and rent expense coverage ratio covenant relief through the first quarter of fiscal 2021. Following the end of the covenant relief period, a material increase in our level of debt could cause our net adjusted leverage ratio and EBITDAR to interest and rent expense coverage ratios to exceed the maximum levels permitted under the covenants in the Amended Facility. To further increase our liquidity given the impact of COVID-19 on our operations, we issued 200,000 shares of Series A Convertible Preferred Stock on April 20, 2020 for an aggregate purchase price of $200 million. See Notes 7 and 11 of Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for further discussion of these events.

The impact of COVID-19 on our business has resulted in the impairment of certain of our long-lived assets, goodwill and other intangible assets and a revaluation of contingent consideration associated with the acquisition of Fox Restaurant Concepts LLC. Future changes in estimates could further impact the carrying value of these items.

Our efforts to address our rent obligations during the COVID-19 pandemic are ongoing and our ability to obtain rent concessions has varied by landlord. While we have paid a substantial majority of our rent payment through July after giving effect to various abatement and deferral structures in place for certain lease agreement, certain of our landlords have alleged that we are in default of our leases with them. If we are unable to reach an agreement with these landlords, we may face eviction proceedings and/or incur costs related to litigation which could be expensive, and may jeopardize our ability to continue operations at the impacted restaurant. We also may choose to cease operations at certain restaurants where profitability is especially impacted by challenges related to the COVID-19 pandemic. Should we do so, we will incur significant costs associated with lease terminations and our winding down of operations at the affected restaurant(s). The COVID-19 pandemic has also adversely affected our ability to open new restaurants. We have delayed some new unit openings and will continue to evaluate the pace and quantity of new unit development until more clarity on the restaurant industry operating environment emerges. Delays in new unit development may materially adversely affect our ability to grow our business, particularly if these delays extend for a significant amount of time.

The impact global and domestic economic conditions have on consumer discretionary spending could materially adversely affect our financial performance.

Dining out is a discretionary expenditure that historically has been influenced by domestic and global economic conditions. The outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic have led to a national and global economic downturn. Consumer discretionary spending has weakened. Reduced discretionary spending could influence off-premise dining, customer traffic in our restaurants as capacity restrictions are lifted and average check amount, which in turn could have a material impact on our financial performance.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our purchases of our common stock during the fiscal quarter ended June 30, 2020:

	Total Number		Total Number of Shares	Maximum Number of
	of	Average	Purchased as Part of	Shares that May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs	Plans or Programs
April 1 — May 5, 2020	241	$15.60	—	3,004,994
May 6 — June 2, 2020	11,767	21.48	—	2,993,227
June 3 — June 30, 2020	405	22.92	—	2,992,822
Total	12,413		—
(1)	The total number of shares purchased includes 12,413 shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

Under the July 21, 2016 authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 53.0 million shares at a total cost of $1,696.0 million through June 30, 2020 with 12,413 repurchased during the second quarter of fiscal 2020 to satisfy tax withholding obligations on vested restricted share awards. Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. (See Note 11 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.) The timing and number of shares repurchased are also subject to legal constraints and financial covenants under the Facility that limit share repurchases based on a defined ratio. To preserve liquidity during the COVID-19 pandemic and in conjunction with the terms of our Amended Facility, we suspended share repurchases. (See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our Amended Facility.)

On April 20, 2020, as further discussed in Note 11 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report, to increase our liquidity given the impact of the COVID-19 pandemic on our operations, we issued 200,000 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $200 million. During the second quarter of fiscal 2020, we issued 3,694 shares of Preferred Stock to satisfy a payment-in-kind dividend of $18.47 per share.

Each holder has the right, at its option, to convert its Preferred Stock into common stock at a conversion price equal to $22.23 per share, subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar events and certain anti-dilutive offerings occurring through April 19, 2021. Pursuant to the terms of the Certificate of Designations, unless and until approval of our stockholders is obtained as contemplated by Nasdaq listing rules, no holder may convert shares of Preferred Stock through either an optional or a mandatory conversion into shares of common stock if and solely to the extent that such conversion would result in the holder beneficially owning in excess of 19.9% of then outstanding common stock. The Company has the right to settle any conversion in cash.

Subject to certain conditions, we may, at our option, require conversion of all of the outstanding shares of Preferred Stock to common stock if, for at least 20 trading days during the 30 consecutive trading days immediately preceding the date we notify the holders of the election to convert, the closing price of the common stock is at least 200% of the conversion price. We will not exercise our right to mandatorily convert all outstanding shares of Preferred Stock unless certain liquidity conditions with regard to the shares of common stock to be issued upon such conversion are satisfied.

The shares of Preferred Stock paid-in-kind were issued in reliance upon an exemption from registration under the Securities Act pursuant to Section 4(a)(2) thereof. The shares of common stock issuable upon conversion of shares of the Preferred Stock will be issued in reliance upon the exemption from registration in Section 3(a)(9) of the Securities Act.

Item 6.  Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

2.1	Purchase Agreement, dated as of November 14, 2016, as amended by Amendment & Option Exercise Agreement, dated as of July 30, 2019, by and among The Cheesecake Factory Incorporated and the other Parties thereto*	10-Q	000-20574	2.1	11/8/19
2.2	First Amendment to Option Exercise Agreement and Second Amendment to Purchase Agreement and Operating Agreement, dated as of October 2, 2019, by and among The Cheesecake Factory Incorporated and the other Parties thereto*	10-Q	000-20574	2.2	11/8/19
2.3	Membership Interest Purchase Agreement, dated as of July 30, 2019, by and among The Cheesecake Factory Restaurants, Inc., Fox Restaurant Concepts LLC, the Sellers party thereto, SWF Posse LLC, as Seller’s representative, and, solely for limited purposes set forth therein, The Cheesecake Factory Incorporated*†	10-Q	000-20574	2.3	11/8/19
2.4	First Amendment to Membership Interest Purchase Agreement, dated as of October 2, 2019, by and among The Cheesecake Factory Restaurants, Inc., Fox Restaurant Concepts LLC, and SWF Posse LLC, as Seller’s representative*	10-Q	000-20574	2.4	11/8/19
3.1	Restated Certificate of Incorporation of The Cheesecake Factory Incorporated	10-Q	000-20574	3.2	8/6/18
3.2	Certificate of Designations of The Cheesecake Factory Incorporated, dated April 20, 2020	8-K	000-20574	3.1	4/20/20
3.3	Bylaws of The Cheesecake Factory Incorporated (Amended and Restated on May 20, 2009)	8-K	000-20574	3.8	5/27/09
10.1	Form of Notice of Grant and Stock Unit Grant Agreement for Directors under The Cheesecake Factory Incorporated Stock Incentive Plan#	10-Q	000-20574	10.1	6/22/20
10.2	Indemnification Agreement, dated as of April 20, 2020, between The Cheesecake Factory Incorporated and Paul D. Ginsberg#	10-Q	000-20574	10.2	6/22/20
10.3	Subscription Agreement, dated April 20, 2020, by and between The Cheesecake Factory Incorporated and RC Cake Holdings LLC	8-K	000-20574	10.1	4/20/20
10.4	Registration Rights Agreement, dated April 20, 2020, by and between The Cheesecake Factory Incorporated and RC Cake Holdings LLC	8-K	000-20574	10.2	4/20/20
10.5	Acknowledgement and Support Agreement, dated April 20, 2020, by and between David Overton and RC Cake Holdings LLC	8-K	000-20574	10.3	4/20/20
10.6	First Amendment, dated as of May 1, 2020, to the Third Amended and Restated Loan Agreement, dated as of July 30, 2019 , between The Cheesecake Factory Incorporated, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto	8-K	000-20574	10.1	5/5/20

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer	—	—	—	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer	—	—	—	Filed herewith
101.1	The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statement of stockholders’ equity, (v) condensed consolidated statements of cash flows, and (vi) the notes to the condensed consolidated financial statements	—	—	—	Filed herewith
104.1	The cover page of The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (included with Exhibit 101.1)	—	—	—	Filed herewith

*     The schedules (or similar attachments) to this exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules or similar attachments) to the SEC upon request.

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

Date: August 3, 2020	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MATTHEW E. CLARK
Matthew E. Clark
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)