Form 10-Q
period 2020-09-29
CHEESECAKE FACTORY INC
filed 2020-11-06
CIK 887596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2020

or

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

As of October 30, 2020, 45,584,074 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 29,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$243,768	$58,416
Accounts receivable	26,265	25,619
Income taxes receivable	45,603	4,626
Other receivables	25,468	64,683
Inventories	37,727	47,225
Prepaid expenses	32,188	43,946
Total current assets	411,019	244,515
Property and equipment, net	789,604	831,599
Other assets:
Intangible assets, net	253,577	437,207
Operating lease assets	1,267,270	1,240,976
Other	106,593	86,296
Total other assets	1,627,440	1,764,479
Total assets	$2,828,063	$2,840,593
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,549	$61,946
Gift card liabilities	155,486	187,978
Operating lease liabilities	128,767	128,081
Other accrued expenses	194,575	236,582
Total current liabilities	540,377	614,587

Deferred income taxes	—	33,847
Long-term debt	376,000	290,000
Operating lease liabilities	1,236,612	1,189,869
Other noncurrent liabilities	142,872	140,548
Commitments and contingencies (Note 10)
Series A convertible preferred stock, $.01 par value, 200,000 shares authorized; 200,000 and 0 shares issued and outstanding at September 29, 2020 and December 31, 2019, respectively	209,926	—
Stockholders’ equity:
Preferred stock, $.01 par value, other than Series A convertible preferred stock, 4,800,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 98,438,269 and 97,685,178 shares issued at September 29, 2020 and December 31, 2019, respectively	984	977
Additional paid-in capital	871,771	855,989
Retained earnings	1,150,726	1,408,333
Treasury stock, 53,015,995 and 52,916,434 shares at cost at September 29, 2020 and December 31, 2019, respectively	(1,696,364)	(1,693,122)
Accumulated other comprehensive loss	(4,841)	(435)
Total stockholders’ equity	322,276	571,742
Total liabilities, convertible preferred stock and stockholders’ equity	$2,828,063	$2,840,593

See the accompanying notes to the condensed consolidated financial statements

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 29, 2020	October 1, 2019	September 29, 2020	October 1, 2019

Revenues	$517,716	$586,536	$1,428,673	$1,788,662

Costs and expenses:
Cost of sales	118,093	132,941	331,137	403,566
Labor expenses	200,666	213,600	560,460	648,831
Other operating costs and expenses	159,095	149,397	448,740	451,724
General and administrative expenses	37,795	36,556	117,467	112,926
Depreciation and amortization expenses	22,651	21,342	68,803	64,363
Impairment of assets and lease terminations	10,402	—	204,731	—
Acquisition-related costs	39	3,190	2,343	3,190
Acquisition-related contingent consideration, compensation and amortization	1,439	—	(3,992)	—
Preopening costs	2,394	2,546	7,610	6,851
Total costs and expenses	552,574	559,572	1,737,299	1,691,451
(Loss)/income from operations	(34,858)	26,964	(308,626)	97,211
Loss on investment in unconsolidated affiliates	—	(10,345)	—	(13,439)
Interest and other expense, net	(2,935)	6	(7,019)	(17)
(Loss)/income before income taxes	(37,793)	16,625	(315,645)	83,755
Income tax (benefit)/provision	(9,447)	535	(94,597)	5,171
Net (loss)/income	(28,346)	16,090	(221,048)	78,584
Dividends on preferred stock	(4,838)	—	(8,532)	—
Direct and incremental preferred stock issuance costs	—	—	(10,257)	—
Net (loss)/income available to common stockholders	$(33,184)	$16,090	$(239,837)	$78,584

Net (loss)/income per common share:
Basic	$(0.76)	$0.37	$(5.47)	$1.78
Diluted	$(0.76)	$0.36	$(5.47)	$1.76

Weighted-average common shares outstanding:
Basic	43,900	43,682	43,849	44,034
Diluted	43,900	44,186	43,849	44,643

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 29, 2020	October 1, 2019	September 29, 2020	October 1, 2019

Net (loss)/income	$(28,346)	$16,090	$(221,048)	$78,584
Other comprehensive (loss)/gain:
Foreign currency translation adjustment	185	(109)	(347)	305
Unrealized loss on derivative, net of tax	(222)	—	(4,059)	—
Other comprehensive (loss)/gain	(37)	(109)	(4,406)	305
Total comprehensive (loss)/income	$(28,383)	$15,981	$(225,454)	$78,889
Comprehensive (loss)/income attributable to preferred shareholders	(4,838)	—	(18,789)	—
Total comprehensive (loss)/income available to common shareholders	$(33,221)	$15,981	$(244,243)	$78,889

See the accompanying notes to the condensed consolidated financial statements

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND CONVERTIBLE PREFERRED STOCK

(In thousands)

(Unaudited)

For the Thirty-Nine weeks ended September 29, 2020:

								Accumulated
	Convertible				Additional			Other
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Loss	Total
Balance, December 31, 2019	—	—	97,685	$977	$855,989	$1,408,333	$(1,693,122)	$(435)	$571,742
Net loss	—	—	—	—	—	(136,163)	—	—	(136,163)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(936)	(936)
Change in derivative, net of tax	—	—	—	—	—	—	—	(2,370)	(2,370)
Cash dividends declared Common stock, $0.36 per share	—	—	—	—	—	(16,376)	—	—	(16,376)
Stock-based compensation	—	—	566	6	5,541	—	—	—	5,547
Common stock issued under stock-based compensation plans	—	—	203	2	111	—	—	—	113
Treasury stock purchases	—	—	—	—	—	—	(2,586)	—	(2,586)
Balance, March 31, 2020	—	—	98,454	$985	$861,641	$1,255,794	$(1,695,708)	$(3,741)	$418,971
Net loss	—	—	—	—	—	(56,539)	—	—	(56,539)
Foreign currency translation adjustment	—	—	—	—	—	—	—	404	404
Change in derivative, net of tax	—	—	—	—	—	—	—	(1,467)	(1,467)
Stock-based compensation	—	—	(24)	—	5,162	—	—	—	5,162
Common stock issued under stock-based compensation plans	—	—	35	—	—	—	—	—	—
Treasury stock purchases	—	—	—	—	—	—	(266)	—	(266)
Preferred stock issuance	200	189,743	—	—	—	—	—	—	—
Preferred stock direct costs	—	10,257	—	—	—	(10,257)	—	—	(10,257)
Paid-in-kind preferred stock dividend, including beneficial conversion feature	—	$4,079	—	—	—	(4,079)	—	—	(4,079)
Balance, June 30, 2020	200	$204,079	98,465	$985	$866,803	$1,184,919	$(1,695,974)	$(4,804)	$351,929
Net loss	—	—	—	—	—	(28,346)	—	—	(28,346)
Foreign currency translation adjustment	—	—	—	—	—	—	—	185	185
Change in derivative, net of tax	—	—	—	—	—	—	—	(222)	(222)
Stock-based compensation	—	—	(64)	(1)	4,968	—	—	—	4,967
Common stock issued under stock-based compensation plans	—	—	37	—	—	—	—	—	—
Treasury stock purchases	—	—	—	—	—	—	(390)	—	(390)
Paid-in-kind preferred stock dividend, including beneficial conversion feature	—	$5,847	—	—	—	(5,847)	—	—	(5,847)
Balance, September 29, 2020	200	$209,926	98,438	$984	$871,771	$1,150,726	$(1,696,364)	$(4,841)	$322,276

For the Thirty-Nine weeks ended October 1, 2019:

						Accumulated
	Shares of		Additional			Other
	Common	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Loss	Total
Balance, January 1, 2019	96,622	$967	$828,676	$1,384,494	$(1,642,140)	$(938)	$571,059
Cumulative effect of adopting the pronouncement related to lease accounting, net of tax	—	—	—	(41,466)	—	—	(41,466)
Balance, January 1, 2019, as adjusted	96,622	967	828,676	1,343,028	(1,642,140)	(938)	529,593
Net income	—	—	—	26,984	—	—	26,984
Foreign currency translation adjustment	—	—	—	—	—	239	239
Cash dividends declared Common stock, $0.33 per share	—	—	—	(14,952)	—	—	(14,952)
Stock-based compensation	350	3	5,907	—	—	—	5,910
Common stock issued under stock-based compensation plans	412	4	5,537	—	—	—	5,541
Treasury stock purchases	—	—	—	—	(11,071)	—	(11,071)
Balance, April 2, 2019	97,384	$974	$840,120	$1,355,060	$(1,653,211)	$(699)	$542,244
Net income	—	—	—	35,510	—	—	35,510
Foreign currency translation adjustment	—	—	—	—	—	175	175
Cash dividends declared Common stock, $0.33 per share	—	—	—	(14,899)	—	—	(14,899)
Stock-based compensation	47	1	4,691	—	—	—	4,692
Common stock issued under stock-based compensation plans	49	—	650	—	—	—	650
Treasury stock purchases	—	—	—	—	(28,093)	—	(28,093)
Balance, July 2, 2019	97,480	$975	$845,461	$1,375,671	$(1,681,304)	$(524)	$540,279
Net income	—	—	—	16,090	—	—	16,090
Foreign currency translation adjustment	—	—	—	—	—	(109)	(109)
Cash dividends declared Common stock, $0.33 per share	—	—	—	(16,071)	—	—	(16,071)
Stock-based compensation	13	—	4,699	—	—	—	4,699
Common stock issued under stock-based compensation plans	56	—	325	—	—	—	325
Treasury stock purchases	—	—	—	—	(11,397)	—	(11,397)
Balance, October 1, 2019	97,549	$975	$850,485	$1,375,690	$(1,692,701)	$(633)	$533,816

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	September 29, 2020	October 1, 2019

Cash flows from operating activities:
Net (loss)/income	$(221,048)	$78,584
Adjustments to reconcile net (loss)/income to cash (used in)/provided by operating activities:
Depreciation and amortization expenses	68,803	64,363
Impairment of assets and lease terminations	195,981	—
Deferred income taxes	(52,979)	(2,640)
Stock-based compensation	15,533	15,135
Loss from investments in unconsolidated affiliates	—	13,439
Changes in assets and liabilities:
Accounts and other receivable	40,460	40,634
Income taxes receivable/payable	(40,977)	(9,127)
Inventories	9,495	(8,890)
Prepaid expenses	11,695	(2,746)
Operating lease assets/liabilities	17,465	(5,234)
Other assets	540	(8,985)
Accounts payable	3,101	(15,654)
Gift card liabilities	(32,488)	(36,774)
Other accrued expenses	(48,317)	(5,898)
Cash (used in)/provided by operating activities	(32,736)	116,207
Cash flows from investing activities:
Additions to property and equipment	(38,270)	(46,702)
Additions to intangible assets	(365)	(353)
Investments in unconsolidated affiliates	—	(3,000)
Loans made to unconsolidated affiliates	—	(22,500)
Cash used in investing activities	(38,635)	(72,555)
Cash flows from financing activities:
Preferred stock issuance	200,000	—
Preferred stock direct costs	(10,257)	—
Borrowings on credit facility	90,000	335,000
Repayments on credit facility	(4,000)	(10,000)
Proceeds from exercise of stock options	113	6,516
Cash dividends paid	(15,791)	(44,990)
Treasury stock purchases	(3,242)	(50,561)
Cash provided by financing activities	256,823	235,965
Foreign currency translation adjustment	(100)	57
Net change in cash and cash equivalents	185,352	279,674
Cash and cash equivalents at beginning of period	58,416	26,578
Cash and cash equivalents at end of period	$243,768	$306,252

Supplemental disclosures:
Interest paid	$10,347	$854
Income taxes paid	$6,712	$16,966
Construction payable	$3,029	$6,400

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and its wholly owned subsidiaries (referred to herein collectively as the “Company,” “we,” “us” and “our”) and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions for the periods presented have been eliminated in consolidation. The unaudited financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the financial condition, results of operations and cash flows for the period. However, these results are not necessarily indicative of results that may be achieved for any other interim period or for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 12, 2020, as amended on June 22, 2020 (“fiscal 2019 10-K”).

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

Beginning with our fiscal 2019 10-K, we separately disclosed our acquisition-related costs on the consolidated statement of income. Corresponding balances for the thirteen and thirty-nine weeks ended October 1, 2019 were reclassified to conform to the current presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ from these estimates.

COVID-19 Pandemic

The Company is subject to risks and uncertainties as a result of the outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic which was declared a National Public Health Emergency on March 13, 2020. We have experienced significant disruptions to our business due to suggested and mandated social distancing and shelter-in-place orders, which resulted in the temporary closure of a number of restaurants across our portfolio while the remaining locations shifted to an off-premise only operating model on an interim basis. In late April 2020, certain jurisdictions began allowing the reopening of restaurant dining rooms, and we began to reopen dining rooms across our concepts the second week of May. However, restrictions on the type of operating model and occupancy capacity continue to change. The following table presents the number of restaurants and their operating model as of October 29, 2020:

	The Cheesecake
	Factory		North Italia	Other FRC	Other	Total
Indoor dining with limited capacity	187	(1)	21	24	36	268
Outdoor only with social distancing	17		2	—	1	20
Off-premise only	1		—	—	1	2
Currently closed	—		—	1	4	5
Total	205		23	25	42	295
(1)	On average, The Cheesecake Factory restaurants with reopened dining rooms were operating at 50% capacity.

In our initial response to the pandemic, the Company and its Board of Directors (the "Board") implemented the following measures to preserve liquidity and enhance financial flexibility:

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

During the third quarter of fiscal 2020, we called back to work a majority of our staff members who were previously furloughed, and restored Board, executive and corporate support staff compensation. In addition, we resumed new unit development on a limited basis and will continue to evaluate the pace and quantity of new unit development as more clarity on the restaurant industry operating environment emerges.

We cannot predict how long the COVID-19 pandemic will last or whether it will reoccur, what additional restrictions may be enacted, to what extent we can maintain off-premise sales volumes or if individuals will be comfortable returning to our dining rooms during or following social distancing protocols and what long-lasting effects the COVID-19 pandemic may have on the full-service segment of the restaurant industry. The extent of the reopening process, along with the potential impact of the COVID-19 pandemic on economic conditions and consumer spending behavior, will determine the significance of the impact to our operating results and financial position.

In the first quarter of fiscal 2020, these considerable developments triggered the need to perform impairment assessments of our long-lived assets, goodwill and other intangible assets and a revaluation of contingent consideration associated with the Acquisitions. No additional impairment assessments were required in the second or third quarters of fiscal 2020. Future changes in estimates could further impact the carrying value of these items. (See Notes 3 and 4 for further discussion of impairment of long-lived and intangible assets, respectively. See Note 9 for further discussion of the revaluation of contingent consideration.)

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

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which is intended to simplify the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity's own equity. This pronouncement is effective for fiscal years beginning after December 15, 2021 and early adoption is permitted. The guidance allows for either full retrospective adoption or modified retrospective adoption. We plan to adopt this pronouncement for our fiscal year beginning December 30, 2020 utilizing the modified retrospective method. Depending on the future value of our stock price, the adoption of this standard could have a material impact on our additional paid-in capital and retained earnings balances due to the elimination of the beneficial conversion feature provision.

2.  Inventories

Inventories consisted of (in thousands):

	September 29, 2020	December 31, 2019
Restaurant food and supplies	$23,921	$25,057
Bakery finished goods and work in progress	7,183	16,000
Bakery raw materials and supplies	6,623	6,168
Total	$37,727	$47,225

The decrease in bakery finished goods and work in progress inventories is due to strong demand coupled with manufacturing disruptions resulting from the COVID-19 pandemic.

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

4. Intangible Assets, net

The following table presents the components of our intangible assets, net (in thousands):

	September 29, 2020	December 31, 2019
Indefinite-lived intangible assets:
Goodwill	$1,451	$78,355
Trade names and trademarks	233,628	337,027
Transferable alcoholic beverage licenses	7,871	8,575
Total indefinite-lived intangible assets	242,950	423,957
Definite-lived intangible assets, net:
Licensing agreements	7,382	10,060
Non-transferable alcoholic beverage licenses	3,245	3,190
Total definite-lived intangible assets	10,627	13,250
Total intangible assets, net	$253,577	$437,207

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

Due to the decrease in our stock price coupled with the dining room closures related to the COVID-19 pandemic and significant decline to the equity value of our peers and overall U.S. stock market, we determined it was necessary to perform an interim assessment of our indefinite and definite-lived intangible assets during the first quarter of fiscal 2020. For the goodwill impairment test, the estimated fair value of the reporting units was determined using a blend of the income and market capitalization approaches. For the income approach, we performed a discounted cash flow analysis. The fair value of the other indefinite-lived assets was estimated using the relief from royalty method. There were a number of estimates and significant judgments made by management in performing these evaluations, such as future unit growth, average unit volumes, cash flows and discount rates. Accordingly, actual results could vary significantly from such estimates. Based on the results of these assessments, we recorded goodwill impairment expense related to the Other FRC, North Italia and Flower Child operating segments of $33.8 million, $27.7 million and $17.9 million, respectively, in the first quarter of fiscal 2020. In addition, we recorded impairment expense of $101.0 million and $2.3 million related to trade names and trademarks, and licensing agreements, respectively, in the first quarter of fiscal 2020. More than half of the total impairment amount was driven by the impact on our market capitalization, with the balance related to lower future cash flow estimates. The reduced projections stemmed primarily from our decision to delay fiscal 2020 unit development, thereby moving our expected unit growth trajectory out by one year. The cash flow estimates assumed that average unit volumes and margins would substantially return to pre-COVID-19 levels by mid-fiscal 2021.

5.  Gift Cards

The following tables present information related to gift cards (in thousands):

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 29, 2020	October 1, 2019	September 29, 2020	October 1, 2019
Gift card liabilities:
Beginning balance	$162,241	$142,361	$187,978	$172,336
Activations	23,056	21,577	57,162	70,949
Redemptions and breakage	(29,811)	(28,372)	(89,654)	(107,719)
Ending balance	$155,486	$135,566	$155,486	$135,566

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 29, 2020	October 1, 2019	September 29, 2020	October 1, 2019
Gift card contract assets: (1)
Beginning balance	$18,255	$20,092	$23,172	$23,388
Deferrals	1,819	2,929	5,944	8,993
Amortization	(4,317)	(4,689)	(13,359)	(14,049)
Ending balance	$15,757	$18,332	$15,757	$18,332
(1)	Included in prepaid expenses on the consolidated balance sheets.

6. Leases

Components of lease expense were as follows (in thousands):

	Thirteen Weeks Ended	Thirteen Weeks Ended	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
	September 29, 2020	October 1, 2019	September 29, 2020	October 1, 2019
Operating	$31,267	$26,270	$97,222	$77,875
Variable	15,304	15,768	42,292	48,529
Short-term	93	81	346	234
Total	$46,664	$42,119	$139,860	$126,638

Supplemental cash flow information related to leases (in thousands):

	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
	September 29, 2020	October 1, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$85,076	$73,163
Right-of-use assets obtained in exchange for new operating lease liabilities	46,068	35,271

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

During the second and third quarters of fiscal 2020, we received a number of lease concessions, primarily in the form of rent deferral or reduction over the period of time when our restaurant business was adversely impacted and have elected to apply the interpretive guidance. This election did not have a material impact on our consolidated financial statements. Three concession agreements did not qualify for this accounting election and were treated as lease modifications. We deferred rent payments of $7.6 million, the majority of which is due in fiscal 2021.

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

Our obligations under the Amended Facility are unsecured, and certain of our material subsidiaries have guaranteed these obligations. At September 29, 2020, we had net availability for borrowings of $0.6 million, based on a $376.0 million outstanding debt balance and $23.4 million in standby letters of credit. Our Liquidity balance was $242.7 million at September 29, 2020, and we were in compliance with all covenants under the Amended Facility in effect at that date.

8. Derivative

On March 13, 2020, we entered into an interest rate swap agreement to manage our exposure to interest rate movements on our Facility. The agreement became effective on April 1, 2020 and matures on April 1, 2025. The interest rate swap entitles us to receive a variable rate of interest based on the one-month LIBO rate in exchange for the payment of a fixed interest rate of 0.802%. The notional amount of the swap agreement is $280.0 million through March 31, 2023 and $140.0 million from April 1, 2023 through April 1, 2025. The differences between the variable LIBO rate and the interest rate swap rate are settled monthly. We determined that at September 29, 2020, the interest rate swap agreement was an effective hedging agreement.

At September 29, 2020, the fair value of our interest rate swap was a liability of $5.4 million and was included in long-term other liabilities in the condensed consolidated balance sheet. Changes in the valuation of the interest rate swap are initially included as a component of accumulated other comprehensive loss (AOCL) and subsequently reclassified to earnings as realized. We reclassified $0.5 million and $0.7 million out of AOCL in the thirteen and thirty-nine weeks ended September 29, 2020, respectively, for the monthly settlement of the interest rate swap. These amounts were recorded in interest and other expense, net on the consolidated statement of income. No gains or losses representing amounts excluded from the assessment of effectiveness were recognized in earnings for the nine months ended September 29, 2020.

The following table summarizes the changes in AOCL, net of tax, related to the interest rate swap (in thousands):

Balance, December 31, 2019	$—
Other comprehensive loss before reclassifications	(4,726)
Amounts reclassified from AOCL	667
Other comprehensive loss, net of tax	(4,059)
Balance, September 29, 2020	$(4,059)

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

The following tables present the components and classification of our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	September 29, 2020
	Level 1	Level 2	Level 3
Assets (Liabilities)
Non-qualified deferred compensation assets	$76,940	$—	$—
Non-qualified deferred compensation liabilities	(77,183)	—	—
Interest rate swap	—	(5,381)	—
Acquisition-related deferred consideration	—	(55,133)	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(7,643)

	December 31, 2019
	Level 1	Level 2	Level 3
Assets (Liabilities)
Non-qualified deferred compensation assets	$77,228	$—	$—
Non-qualified deferred compensation liabilities	(76,255)	—	—
Acquisition-related deferred consideration	—	(53,933)	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(13,218)

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

Balance, December 31, 2019	$13,218
Change in fair value	(5,575)
Balance, September 29, 2020	$7,643

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

11.  Stockholders’ Equity and Convertible Preferred Stock

Dividends and Share Repurchases

To preserve liquidity during the COVID-19 pandemic and in conjunction with the terms of our Facility, as amended on May 1,2020 , our Board suspended the quarterly dividend on our common stock, as well as share repurchases. (See Note 7 for further discussion of our long-term debt.)

Future decisions to pay or to increase or decrease dividends on our common stock are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Facility and applicable law, and such other factors that our Board considers relevant.

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 53.0 million shares at a total cost of $1,696.4 million through September 29, 2020 with 12,567 shares repurchased at a cost of $0.4 million during the third quarter of fiscal 2020 to satisfy tax withholding obligations on vested restricted share awards. Our objectives regarding share repurchases have been to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth. Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. We make the determination to repurchase shares based on several factors, including current and forecasted operating cash flows, capital needs associated with new restaurant development and maintenance of existing locations, dividend payments, debt levels and cost of borrowing, obligations associated with the Acquisitions, our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and financial covenants under the Facility that limit share repurchases based on a defined ratio.

Series A Convertible Preferred Stock

On April 20, 2020, to increase our liquidity given the impact of the COVID-19 pandemic on our operations, we issued 200,000 shares of Series A Convertible Preferred Stock (“Preferred Stock”) for an aggregate purchase price of $200 million, or $1,000 per share. In connection with the issuance, we incurred direct and incremental costs of $10.3 million, including financial advisory fees, closing costs, legal expenses, a commitment fee and other offering-related expenses. These direct and incremental costs reduced the Preferred Stock balance at the issuance date and were recognized through retained earnings on June 30, 2020, the first measurement date.

The Preferred Stock ranks senior to our common stock with respect to dividends and distributions on liquidation, winding-up and dissolution upon which each share of Preferred Stock will be entitled to receive an amount per share equal to the greater of (i) the purchase price (without giving effect to the commitment fee), plus all accrued and unpaid dividends (the “Liquidation Preference”) and (ii) the amount that the holder of Preferred Stock would have been entitled to receive at such time if the Preferred Stock were converted into common stock. At September 29, 2020, the Liquidation Preference was $1,042.22 per share.

Dividend Rights

The holders are entitled to dividends on the Liquidation Preference at the rate of 9.5% per annum, payable in cash or, at our option, paid in-kind. The holders are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis. We paid in-kind dividends of $4.8 million and $8.5 million for the thirteen and thirty-nine weeks ended September 29, 2020.

Conversion Rights

Each holder has the right, at its option, to convert its Preferred Stock into common stock at a conversion price equal to $22.23 per share. As of September 29, 2020, the number of common shares that would be required to be issued upon conversion of the outstanding shares of Preferred Stock was 9.4 million. The conversion price is subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar events. The conversion price is also subject to adjustment for certain anti-dilutive offerings if they occur on or prior to April 19, 2021. Pursuant to the terms of the Certificate of Designations, unless and until approval of our stockholders is obtained as contemplated by Nasdaq listing rules (the “Stockholder Approval”), no holder may convert shares of Preferred Stock through either an optional or a mandatory conversion into shares of common stock if and solely to the extent that such conversion would result in the holder beneficially owning in excess of 19.9% of then outstanding common stock. The Company has the right to settle any conversion in cash.

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

We determined that the nature of the Preferred Stock was more akin to an equity instrument than a debt instrument and that the economic characteristics and risks of the embedded conversion options were clearly and closely related to the Preferred Stock. As such, the conversion options were not required to be bifurcated from the host under FASB Accounting Standards Codification (“ASC 815”), Derivatives and Hedging. We also determined that the Preferred Stock did not generate a beneficial conversion feature (“BCF”) upon issuance. However, the associated dividends for the second and third quarters of fiscal 2020 generated a BCF of $0.1 million and $1.3 million, respectively, based on the fair value of our stock price on the date the dividends were declared to be paid in-kind.

Redemption Rights

On and after October 20, 2027, holders of the Preferred Stock have the right to require redemption of all or any part of the Preferred Stock for an amount equal to the Liquidation Preference. Upon certain change of control events, we are required to redeem, subject to conversion rights of the holders, all of the outstanding shares of Preferred Stock for cash consideration equal to the greater of (i) the Liquidation Preference and (ii) the amount that such holder would have been entitled to receive at such time if the Preferred Stock were converted into common stock.

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

The following table presents the stock-based compensation recorded in the consolidated financial statements:

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 29, 2020	October 1, 2019	September 29, 2020	October 1, 2019

Labor expenses	$1,868	$1,742	$5,761	$5,184
Other operating costs and expenses	70	68	209	204
General and administrative expenses	2,979	2,837	9,563	9,747
Total stock-based compensation	4,917	4,647	15,533	15,135
Income tax benefit	1,208	1,141	3,815	3,719
Total stock-based compensation, net of taxes	$3,709	$3,506	$11,718	$11,416

Capitalized stock-based compensation (1)	$52	$52	$143	$166

(1)	It is our policy to capitalize the portion of stock-based compensation costs for our internal development department that relates to capitalizable activities such as the design and construction of new restaurants, remodeling existing locations and equipment installation. Capitalized stock-based compensation is included in property and equipment, net on the consolidated balance sheets.

Stock Options

We did not issue any stock options during the third quarter of fiscal 2020 or 2019. Stock option activity during the thirty-nine weeks ended September 29, 2020 was as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value (1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 31, 2019	1,829	$47.32	4.3	$844
Granted	654	40.16
Exercised	(4)	29.79
Forfeited or cancelled	(118)	47.15
Outstanding at September 29, 2020	2,361	$45.38	5.1	$8,701

Exercisable at September 29, 2020	1,188	$46.74	2.5	$4,986
(1)	Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal period end date.

There were no options exercised during the thirteen weeks ended September 29, 2020. The total intrinsic value of options exercised during the thirty-nine weeks ended September 29, 2020 was $35,606. The total intrinsic value of options exercised during the thirteen and thirty-nine weeks ended October 1, 2019 was $0.1 million and $3.7 million, respectively. As of September 29, 2020, total unrecognized stock-based compensation expense related to unvested stock options was $7.5 million, which we expect to recognize over a weighted-average period of approximately 3.6 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the thirty-nine weeks ended September 29, 2020 was as follows:

		Weighted-
		Average
	Shares	Fair Value
	(In thousands)	(Per share)
Outstanding at December 31, 2019	1,764	$47.76
Granted	588	39.74
Vested	(285)	49.94
Forfeited	(182)	49.13
Outstanding at September 29, 2020	1,885	$44.79

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted average fair value for restricted shares and restricted share units issued during the third quarter of fiscal 2020 and 2019 was $24.00 and $44.24, respectively. The fair value of shares that vested during the thirteen weeks and thirty-nine weeks ended September 29, 2020 was $1.8 million and $14.2 million, respectively. The fair value of shares that vested during the thirteen weeks and thirty-nine weeks ended October 1, 2019 was $1.9 million and $14.3 million, respectively. As of September 29, 2020, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $34.3 million, which we expect to recognize over a weighted-average period of approximately 3.0 years.

13. Income and Payroll Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions allowing for the carryback of net operating losses generated in fiscal years 2018, 2019 and 2020 and technical amendments regarding the expensing of qualified improvement property (“QIP”). As a result of the CARES Act, we expect to carry back our anticipated fiscal 2020 loss and reduce taxes payable for accelerated depreciation on QIP placed in service during fiscal 2018 and 2019. We expect to file carryback claims during fiscal 2021, and we estimate that these claims will generate cash refunds of approximately $40 million.

Also in conjunction with the CARES Act, during the thirty-nine weeks ended September 29, 2020, we reduced payroll tax expense by $8.5 million for employee retention credits primarily related to healthcare benefits for furloughed staff members, and we deferred $20.5 million of payroll taxes which will be due in fiscal years 2021 and 2022.

Our effective income tax rate was 30.0% and 6.2% for the first three quarters of fiscal 2020 and 2019, respectively. The increase resulted primarily from a lower proportion of employment credits in relation to pre-tax (loss)/income and a benefit arising from the expected carryback of our anticipated fiscal 2020 loss to prior years when the federal statutory rate was 35%. Without the carryback provisions of the CARES Act, we would expect the fiscal 2020 loss to provide a tax benefit at the statutory rate of 21%. The 14% rate benefit is reflected primarily in the annual effective tax rate, although the portion representing prior year temporary differences that are estimated to reverse in fiscal 2020 and become part of the fiscal 2020 loss carryback was recognized as a discrete item in the first quarter of fiscal 2020.

We expect to have federal credit carryforwards of approximately $36 million at the end of fiscal 2020 compared to $14.3 million at December 31, 2019. This increase is driven primarily by our estimated fiscal 2020 loss. We assess the available evidence to estimate if sufficient future taxable income will be generated to use these carryforwards, which have a 20-year carryforward period and are utilized on a first-in, first-out basis. Based on this evaluation, we concluded that no valuation allowance is required. This assessment could change if estimates of future taxable income during the carryforward period are revised.

As a result of the goodwill impairment discussed in Note 4, we recorded a deferred tax asset of $16.4 million.

14. Net (Loss)/Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period, reduced by unvested restricted stock awards. As of September 29, 2020 and October 1, 2019, 1.9 million shares and 1.8 million shares, respectively, of restricted stock issued to staff members were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal periods ended on those dates. Diluted net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common stock equivalents outstanding for the period.

Holders of our Preferred Stock participate in dividends on an as-converted basis when declared on common stock. As a result, our Preferred Stock meets the definition of a participating security which requires us to apply the two-class method to compute both basic and diluted net income per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. In addition, as our Preferred Stock is a participating security, we are required to calculate diluted net income per share under the if-converted method in addition to the two-

class method and utilize the most dilutive result. In periods where there is a net loss, no allocation of undistributed net loss to preferred shareholders is performed as the holders of our Preferred Stock are not contractually obligated to participate in our losses.

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 29, 2020	October 1, 2019	September 29, 2020	October 1, 2019

	(In thousands, except per share data)
Basic net (loss)/income per common share:
Net (loss)/income	$(28,346)	$16,090	$(221,048)	$78,584
Dividends on preferred stock	(4,838)	—	(8,532)	—
Direct and incremental preferred stock issuance costs	—	—	(10,257)	—
Net (loss)/income available to common stockholders	(33,184)	16,090	(239,837)	78,584
Basic weighted-average shares outstanding	43,900	43,682	43,849	44,034
Basic net (loss)/income per common share	$(0.76)	$0.37	$(5.47)	$1.78

Diluted net (loss)/income per common share:
Net (loss)/income available to common stockholders	(33,184)	16,090	(239,837)	78,584
Basic weighted-average shares outstanding	43,900	43,682	43,849	44,034
Dilutive effect of equity awards (1)	—	504	—	609
Diluted weighted-average shares outstanding	43,900	44,186	43,849	44,643
Diluted net (loss)/income per common share	$(0.76)	$0.36	$(5.47)	$1.76
(1)	Shares of common stock equivalents of 4.0 million and 2.1 million as of September 29, 2020 and October 1, 2019, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

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

Segment information is presented below (in thousands):

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 29, 2020	October 1, 2019	September 29, 2020	October 1, 2019
Revenues:
The Cheesecake Factory restaurants	$416,984	$536,101	$1,146,524	$1,636,253
North Italia	27,990	—	72,262	—
Other FRC	20,273	—	68,063	—
Other	52,469	50,435	141,824	152,409
Total	$517,716	$586,536	$1,428,673	$1,788,662

Loss/(income) from operations: (1)
The Cheesecake Factory restaurants	$18,836	$64,254	$31,208	$203,803
North Italia	(831)	—	(77,321)	—
Other FRC	(1,901)	—	(77,077)	—
Other	(50,962)	(37,290)	(185,436)	(106,592)
Total	$(34,858)	$26,964	$(308,626)	$97,211

Depreciation and amortization:
The Cheesecake Factory restaurants	$16,713	$17,728	$50,857	$53,340
North Italia	901	—	2,767	—
Other FRC	987	—	3,002	—
Other	4,050	3,614	12,177	11,023
Total	$22,651	$21,342	$68,803	$64,363

Capital expenditures:
The Cheesecake Factory restaurants	$6,575	$16,149	$27,289	$42,880
North Italia	(349)	—	2,645	—
Other FRC	2,123	—	3,914	—
Other	497	1,182	4,422	3,822
Total	$8,846	$17,331	$38,270	$46,702

Preopening costs:
The Cheesecake Factory restaurants	$976	$2,437	$3,157	$5,874
North Italia	631	—	1,895	—
Other FRC	306	—	527	—
Other	481	109	2,031	977
Total	$2,394	$2,546	$7,610	$6,851

	September 29, 2020	December 31, 2019
Total assets: (1)
The Cheesecake Factory restaurants	$1,639,811	$1,701,418
North Italia	265,897	297,840
Other FRC	300,553	310,414
Other	621,802	530,921
Total	$2,828,063	$2,840,593
(1)	During the thirteen weeks ended September 29, 2020, we recorded impairment of assets and lease termination expense of $10.4 million in the Other segment. During the thirty-nine weeks ended September 29, 2020, we recorded impairment of assets and lease termination expense of $3.0 million for The Cheesecake Factory restaurants, $71.5 million for North Italia, $72.9 million for Other FRC and $57.3 million for Other.

16.  Subsequent Events

In October 2020, we repaid $96.0 million of our Facility, bringing our debt balance to $280.0 million.

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

These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (together with the Securities Act, the “Acts”). This includes, without limitation, the effects of the COVID-19 pandemic on our financial condition and our results of operation, including our expectation with respect to our ability to reopen and keep open our restaurants, financial guidance and projections and statements with respect to the acquisition of North Italia and Fox Restaurant Concepts LLC and expectations regarding accelerated and diversified revenue growth as a result of the acquisition of North Italia and FRC, as well as expectations of our future financial condition, results of operations, sales, cash flows, plans, targets, goals, objectives, performance, growth potential, competitive position and business; and our ability to: leverage our competitive strengths, including investing in or acquiring new restaurant concepts and expanding The Cheesecake Factory® brand to other retail opportunities; deliver comparable sales growth; provide a differentiated experience to customers; outperform the casual dining industry and increase our market share; leverage sales increases and manage flow through; manage cost pressures, including increasing wage rates, insurance costs and legal expenses, and stabilize margins; grow earnings; remain relevant to consumers; attract and retain qualified management and other staff; manage risks associated with the magnitude and complexity of regulations in the jurisdictions where our restaurants are located; increase shareholder value; find suitable sites and manage increasing construction costs; profitably expand our concepts domestically and in Canada, and work with our licensees to expand our concept internationally; support the growth of North Italia and other FRC restaurants; operate Social Monk Asian Kitchen; and utilize our capital effectively and continue to increase cash dividends and repurchase our shares. These forward-looking statements may be affected by various factors including: the rapidly evolving nature of the COVID-19 pandemic and related containment measures, including the potential for a complete shutdown of our restaurants, international licensee restaurants and our bakery operations; demonstrations, political unrest, potential damage to or closure of our restaurants and potential reputational damage to us or any of our brands; economic, public health and political conditions that impact consumer confidence and spending, including the impact of the COVID-19 pandemic and other health epidemics or pandemics on the global economy; acceptance and success of The Cheesecake Factory in international markets; acceptance and success of North Italia and the FRC concepts, Social Monk Asian Kitchen and other concepts; the risks of doing business abroad through Company-owned restaurants and/or licensees; foreign exchange rates, tariffs and cross border taxation; changes in unemployment rates; changes in laws impacting our business, including laws and regulations related to COVID-19 impacting restaurant operations and customer access to off- and on-premises dining; increases in minimum wages and benefit costs; the economic health of our landlords and other tenants in retail centers in which our restaurants are located, and our ability to successfully manage our lease arrangements with landlords; unanticipated costs that may arise in connection with a return to normal course of business, including potential negative impacts from furlough actions; the economic health of suppliers, licensees, vendors and other third parties providing goods or services to us; the timing of the resumption of our new unit development; compliance with debt covenants; strategic capital allocation decisions including share repurchases and dividends; the ability to achieve projected financial results; economic and political conditions that impact consumer confidence and spending; impact of tax reform legislation; adverse weather conditions in regions in which our restaurants are located; factors that are under the control of government agencies, landlords and other third parties; the risk, costs and uncertainties associated with opening new restaurants; and other risks and uncertainties detailed from time to time in our filings with the SEC. Such forward-looking statements include all other statements that are not historical facts, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions. These statements are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in such statements.

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

The below discussion and analysis, which contains forward-looking statements, should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes in Part I, Item 1 of this report and with the following items included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019: the audited consolidated financial statements and related notes in Part IV, Item 15; the "Risk Factors" included in Part I, Item 1A; the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7; and the cautionary statements included throughout this Form 10-Q. The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position.

COVID-19 Pandemic

The Company is subject to risks and uncertainties as a result of the outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic which was declared a National Public Health Emergency on March 13, 2020. We have experienced significant disruptions to our business due to suggested and mandated social distancing and shelter-in-place orders, which resulted in the temporary closure of a number of restaurants across our portfolio while the remaining locations shifted to an off-premise only operating model on an interim basis. In late April 2020, certain jurisdictions began allowing the reopening of restaurant dining rooms , and we began to reopen dining rooms across our concepts the second week of May. However, restrictions on the type of operating model and occupancy capacity continue to change. The following table presents the number of restaurants and their operating model as of October 29, 2020:

	The Cheesecake
	Factory		North Italia	Other FRC	Other	Total
Indoor dining with limited capacity	187	(1)	21	24	36	268
Outdoor only with social distancing	17		2	—	1	20
Off-premise only	1		—	—	1	2
Currently closed	—		—	1	4	5
Total	205		23	25	42	295
(1)	On average, The Cheesecake Factory restaurants with reopened dining rooms are operating at 50% capacity.

In our initial response to the pandemic, the Company and its Board implemented the following measures to preserve liquidity and enhance financial flexibility:

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

During the third quarter of fiscal 2020, we called back to work a majority of our staff members who were previously furloughed, and restored Board, executive and corporate support staff compensation. In addition, we resumed new unit development on a limited basis and will continue to evaluate the pace and quantity of new unit development as more clarity on the restaurant industry operating environment emerges.

We cannot predict how long the COVID-19 pandemic will last or whether it will reoccur, what additional restrictions may be enacted, to what extent we can maintain off-premise sales volumes or if individuals will be comfortable returning to our dining rooms during or following social distancing protocols and what long-lasting effects the COVID-19 pandemic may have on the full-service segment of the restaurant industry. The extent of the reopening process, along with the potential impact of the COVID-19 pandemic on economic conditions and consumer spending behavior, will determine the significance of the impact to our operating results and financial position.

In the first quarter of fiscal 2020, these considerable developments triggered the need to perform impairment assessments of our long-lived assets, goodwill and other intangible assets and a revaluation of contingent consideration associated with the Acquisitions. Future changes in estimates could further impact the carrying value of these items. (See Notes 3 and 4 for further discussion of impairment of long-lived and intangible assets, respectively. See Note 9 for further discussion of the revaluation of contingent consideration.)

See "Risk Factors" included in Part II, Item 1A for further discussion of risks associated with the COVID-19 pandemic.

General

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 295 restaurants throughout the United States and Canada under brands including The Cheesecake Factory®, North Italia® and a collection within our FRC subsidiary. Internationally, 26 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

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

Investing in new Company-owned restaurant development is our top long-term capital allocation priority, with a focus on opening our concepts in premier locations within both new and existing markets. For The Cheesecake Factory concept, we target an average cash-on-cash return on investment of approximately 20% to 25% at the unit level. We target an average cash-on-cash return on investment of about 35% for the North Italia concept and 25% to 30% for the FRC concepts. Returns are affected by the cost to build restaurants, the level of revenues that each restaurant can deliver and our ability to maximize the profitability of restaurants. Investing in new restaurant development that meets our return on investment criteria is expected to support achieving mid-teens Company-level return on invested capital. In light of the COVID-19 pandemic, we will continue to evaluate the pace and quantity of new unit development as more clarity on the restaurant industry operating environment emerges.

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

On October 2, 2019, we completed the acquisitions of North Italia and FRC, including Flower Child (the “Acquisitions”), which we expect will accelerate and diversify our revenue as once the restaurant operating environment stabilizes following the COVID-19 pandemic.

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

At the Company level, we generated $2.9 million of positive cash flow from operating activities during the third quarter of fiscal 2020. Our future cash flow performance will depend on the evolving COVID-19 regulatory landscape, as well as economic conditions and consumer behavior. We would expect cash generation to increase as the operating environment for the full-service segment of the restaurant industry normalizes from the COVID-19 impact. Longer-term, we plan to employ a balanced capital allocation strategy, comprised of: investing in new restaurants that are expected to meet our targeted returns, repaying borrowings under our $400 million unsecured revolving credit facility (the “Facility”) and reinstating our dividend and share repurchase program, the latter of which offsets dilution from our equity compensation program and supports our earnings per share growth. At present, our dividends on our common stock and share repurchases are suspended. Our ability to declare dividends and repurchase shares in the future will be subject to financial covenants under the Amended Facility, among other factors.

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

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 29, 2020	October 1, 2019	September 29, 2020	October 1, 2019

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	22.8	22.7	23.2	22.6
Labor expenses	38.7	36.4	39.2	36.3
Other operating costs and expenses	30.7	25.5	31.4	25.2
General and administrative expenses	7.3	6.2	8.2	6.3
Depreciation and amortization expenses	4.4	3.6	4.8	3.6
Impairment of assets and lease expiration	2.0	—	14.3	—
Acquisition-related costs	—	0.6	0.2	0.2
Acquisition-related contingent consideration and amortization	0.3	—	(0.3)	—
Preopening costs	0.5	0.4	0.6	0.4
Total costs and expenses	106.7	95.4	121.6	94.6
(Loss)/income from operations	(6.7)	4.6	(21.6)	5.4
Loss on investments in unconsolidated affiliates	—	(1.8)	—	(0.7)
Interest and other expense, net	(0.6)	—	(0.5)	—
(Loss)/income before income taxes	(7.3)	2.8	(22.1)	4.7
Income tax (benefit)/provision	(1.8)	0.1	(6.6)	0.3
Net (loss)/income	(5.5)%	2.7%	(15.5)%	4.4%

Thirteen Weeks Ended September 29, 2020 Compared to Thirteen Weeks Ended October 1, 2019

Revenues

Revenues decreased 11.7% to $517.7 million for the fiscal quarter ended September 29, 2020 compared to $586.5 million for the comparable prior year period, primarily due to a decrease in comparable restaurant sales, reflecting the effect of the COVID-19 pandemic, partially offset by additional revenue related to the acquired restaurants and new restaurant openings.

Revenue contribution from the acquired concepts in the third quarter of fiscal 2020 totaled $63.9 million. The Cheesecake Factory comparable sales declined by 23.3%, or $122.7 million, from the third quarter of fiscal 2019 driven by a decline in customer traffic of 40.4%, partially offset by average check growth of 17.1% (based on an increase of 3.0% in menu pricing and a 14.1% positive change in mix). Sales through the off-premise channel comprised approximately 45% of our restaurant sales during the third quarter of fiscal 2020 given the impact of COVID-19. We account for each off-premise order as one guest for traffic measurement purposes. In turn, the high mix of sales in the off-premise channel was the primary driver of the positive change in mix and also contributed to the decline in traffic, along with the broader impact of the COVID-19 pandemic. We implemented effective menu price increases of approximately 1.5% in both the first and third quarters of fiscal 2020, respectively. The Cheesecake Factory average sales per restaurant operating week decreased 23.2% to $156,643 in the third quarter of fiscal 2020 from $203,996 in the third quarter of fiscal 2019. Total operating weeks at The Cheesecake Factory restaurants increased 1.3% to 2,662 in the third quarter of fiscal 2020 compared to 2,628 in the prior year. North Italia comparable sales declined approximately 22% during the third quarter of fiscal 2020. North Italia average sales per restaurant operating week for the third quarter of fiscal 2020 was $94,561 based on 296 operating weeks.

The Cheesecake Factory restaurants become eligible to enter the comparable sales base in their 19th month of operation. At September 29, 2020, there were five The Cheesecake Factory restaurants not yet in the comparable sales base. International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from comparable sales calculations. North Italia restaurants become eligible to enter the comparable sales base in their 13th month of operations. At September 29, 2020 there were six North Italia restaurants not yet in the comparable sales base.

External bakery sales were $17.8 million for the third quarter of fiscal 2020 compared to $13.8 million in the comparable prior year period.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses. As a percentage of revenues, cost of sales was 22.8% and 22.7% in the third quarters of fiscal 2020 and 2019, respectively, reflecting a shift in sales mix.

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 38.7% and 36.4% in the third quarters of fiscal 2020 and 2019, respectively. This increase was primarily due to the cost of maintaining our full restaurant management team and group medical benefits in the reduced sales environment, partially offset by lower hourly labor.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead and distribution expenses. As a percentage of revenues, other operating costs and expenses were 30.7% and 25.5% in the third quarters of fiscal 2020 and 2019, respectively. This variance was primarily driven by sales deleverage, increased marketing expenses and costs associated with COVID-19 such as additional sanitation and personal protective equipment.

G&A Expenses

G&A expenses consist of the restaurant management recruiting and training program, restaurant field supervision, corporate support and bakery administrative organizations, as well as gift card commissions to third-party distributors. As a percentage of revenues, G&A expenses were 7.3% and 6.2% in the third quarters of fiscal 2020 and 2019, respectively. This variance was primarily due to sales deleverage.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses increased to 4.4% in the third quarter of fiscal 2020 from 3.6% in the comparable prior year period due primarily to sales deleverage.

Impairment of Assets and Lease Terminations

During the third quarter of fiscal 2020, we recorded impairment of assets and lease terminations expense of $10.4 million related to lease termination costs and accelerated depreciation for two Grand Lux Cafe locations, one that discontinued operations during the quarter and another that is expected to close by the end of the year, RockSugar Southeast Asian Kitchen, which is scheduled to discontinue operations at the end of the year and one Flower Child location that will not reopen following its COVID-related closure.

Acquisition-Related Costs

In the third quarter of fiscal 2020 and fiscal 2019, we recorded $39,307 and $3.2 million, respectively, of costs to effect and integrate the Acquisitions.

Acquisition-Related Contingent Consideration, Compensation and Amortization

In the third quarter of fiscal 2020, we recorded $1.4 million of acquisition-related contingent consideration, compensation and amortization, reflecting changes in the fair value of the deferred and contingent consideration and compensation liabilities and amortization of acquired definite-lived licensing agreements.

Preopening Costs

Preopening costs were $2.4 million and $2.5 million in the third quarters of fiscal 2020 and 2019, respectively. We opened two Flower Child restaurants in the third quarter of fiscal 2020 compared to one The Cheesecake Factory restaurant in the comparable prior year period. Preopening costs include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities. Preopening costs can fluctuate significantly from period to period based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Loss on Investment in Unconsolidated Affiliates

Loss on investment in unconsolidated affiliates, which represented our share of pre-acquisition losses incurred by North Italia and Flower Child was $10.3 million in the third quarter of fiscal 2019. There was no corresponding amount for the third quarter of fiscal 2020 as we acquired the outstanding equity interests in these concepts in the fourth quarter of fiscal 2019.

Interest and Other (Expense)/Income, Net

Interest and other expense, net was $2.9 million of expense for the third quarter of fiscal 2020 compared to $6,051 of income in the comparable prior year period. This variance was primarily due to increased borrowings to effect the Acquisitions and to enhance our financial flexibility in response to the COVID-19 pandemic, as well as a higher interest rate on our Amended Facility.

Income Tax (Benefit)/Provision

Our effective income tax rate was 25.0% and 3.2% for the third quarters of fiscal 2020 and 2019, respectively. The increase resulted primarily from a lower proportion of employment credits in relation to pre-tax (loss)/income and a benefit arising from the expected carryback of our anticipated fiscal 2020 loss to prior years when the federal statutory rate was 35%. Without the carryback provisions of the CARES Act, we would expect the fiscal 2020 loss to provide a tax benefit at the statutory rate of 21%. The 14% rate benefit is reflected primarily in the annual effective tax rate, although the portion representing prior year temporary differences that are estimated to reverse in fiscal 2020 and become part of the fiscal 2020 loss carryback was recognized as a discrete item in the first quarter of fiscal 2020.

Thirty-Nine Weeks Ended September 29, 2020 Compared to Thirty-Nine Weeks Ended October 1, 2019

Revenues

Revenues decreased 20.1% to $1,428.7 million for the first three quarters of fiscal 2020 compared to $1,788.7 million for the comparable prior year period, primarily due to a decline in comparable restaurant sales, reflecting the impact of the COVID-19 pandemic, partially offset by additional revenue related to the acquired restaurants and new restaurant openings.

Revenue contribution from the acquired concepts in the first three quarters of fiscal 2020 totaled $185.1 million. The Cheesecake Factory comparable sales declined by 31.1%, or $498.4 million, from the first three quarters of fiscal 2019 driven by a decline in customer traffic of 43.5%, partially offset by average check growth of 12.4% (based on an increase of 3.1% in menu pricing and a 9.3% positive change in mix). Sales through the off-premise channel comprised approximately 43% of our restaurant sales during the first three quarters of fiscal 2020 given the impact of COVID-19. In turn, the high mix of sales in the off-premise channel was the primary driver of the positive change in mix and also contributed to the decline in traffic, along with the broader impact of the COVID-19 pandemic. The Cheesecake Factory average sales per restaurant operating week decreased 30.9% to $143,747 in the first three quarters of fiscal 2020 from $208,042 in the first three quarters of fiscal 2019. Total operating weeks at The Cheesecake Factory restaurants increased 1.4% to 7,976 in the first three quarters of fiscal 2020 compared to 7,865 in the prior year. North Italia comparable sales declined approximately 32% during the first three quarters of fiscal 2020. North Italia average sales per restaurant operating week for the first three quarters of fiscal 2020 was $85,315 based on 847 operating weeks.

External bakery sales were $46.3 million for the first three quarters of fiscal 2020 compared to $39.1 million in the comparable prior year period.

Cost of Sales

As a percentage of revenues, cost of sales was 23.2% and 22.6% in the first three quarters of fiscal 2020 and 2019, respectively. The increase was primarily driven by a shift in sales mix, as well as higher dairy costs.

Labor Expenses

As a percentage of revenues, labor expenses were 39.2% and 36.3% in the first three quarters of fiscal 2020 and 2019, respectively. This increase was primarily due to the cost of maintaining our full restaurant management team in the reduced sales environment, as well as higher group medical insurance costs, reflecting both higher large claims activity and the costs associated with healthcare benefits for our furloughed staff members, partially offset by a benefit from the Employee Retention Credit in the CARES Act.

Other Operating Costs and Expenses

As a percentage of revenues, other operating costs and expenses were 31.4% and 25.2% in the first three quarters of fiscal 2020 and 2019, respectively. This variance was primarily driven by sales deleverage, increased marketing expenses and costs associated with COVID-19 such as additional sanitation and personal protective equipment, partially offset by lower restaurant incentive compensation costs.

G&A Expenses

As a percentage of revenues, G&A expenses were 8.2% and 6.3% in the first three quarters of fiscal 2020 and 2019, respectively. This variance was primarily due to sales deleverage, partially offset by lower corporate incentive compensation costs.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses increased to 4.8% in the first three quarters of fiscal 2020 from 3.6% in the comparable prior year period due primarily to sales deleverage.

Impairment of Assets and Lease Terminations

During the first three quarters of fiscal 2020, we recorded $204.7 million of impairment of assets and lease terminations expense related to the impairment of goodwill, trade names, trademarks and licensing agreements associated with the Acquisitions and long-lived assets for one The Cheesecake Factory, one North Italia, two Other FRC and four Other restaurants, as well as lease termination costs and accelerated depreciation for one The Cheesecake Factory restaurant, two Grand Lux Cafe locations, RockSugar Southeast Asian Kitchen and one Flower Child location. See Notes 3 and 4 of Notes Condensed Consolidated Financial Statements in Part 1, Item 1 of this report for further discussion of our long-lived and intangible assets, respectively. We recorded no impairment of assets and lease terminations expense in the first three quarters of fiscal 2019.

Acquisition-Related Costs

In the first three quarters of fiscal 2020 and fiscal 2019, we recorded $2.3 million and $3.2 million, respectively, of costs to effect and integrate the Acquisitions.

Acquisition-Related Contingent Consideration, Compensation and Amortization

In the first three quarters of fiscal 2020, we recorded a benefit of $4.0 million in acquisition-related contingent consideration, compensation and amortization, reflecting a $5.6 million decrease in the fair value of the contingent consideration and compensation liabilities primarily related to impact of the COVID-19 pandemic, partially offset by an increase of $1.2 million in the deferred consideration liability and $0.4 million in amortization of acquired definite-lived licensing agreements.

Preopening Costs

Preopening costs were $7.6 million and $6.9 million in the first three quarters of fiscal 2020 and 2019, respectively. We opened one North Italia and three Flower Child locations in the first three quarters of fiscal 2020 compared to two The Cheesecake Factory restaurants and our initial location of Social Monk Asian Kitchen in the comparable prior year period.

Loss on Investment in Unconsolidated Affiliates

Loss on investment in unconsolidated affiliates, which represented our share of pre-acquisition losses incurred by North Italia and Flower Child was $13.4 million in the first three quarters of fiscal 2019. There was no corresponding amount for the first three quarters of fiscal 2020 as we acquired the outstanding equity interests in these concepts in the fourth quarter of fiscal 2019.

Interest and Other (Expense)/Income, Net

Interest and other expense, net was $7.0 million of expense for the first three quarters of fiscal 2020 compared to $16,986 in the comparable prior year period. This variance was primarily due to increased borrowings on our Facility to effect the Acquisitions and enhance our financial flexibility in response to the COVID-19 pandemic.

Income Tax (Benefit)/Provision

Our effective income tax rate was 30.0% and 6.2% for the first three quarters of fiscal 2020 and 2019, respectively. The increase resulted primarily from a lower proportion of employment credits in relation to pre-tax (loss)/income and a benefit arising from the expected carryback of our anticipated fiscal 2020 loss to prior years when the federal statutory rate was 35%. Without the carryback provisions of the CARES Act, we would expect the fiscal 2020 loss to provide a tax benefit at the statutory rate of 21%. The 14% rate benefit is reflected primarily in the annual effective tax rate, although the portion representing prior year temporary differences that are estimated to reverse in fiscal 2020 and become part of the fiscal 2020 loss carryback was recognized as a discrete item in the first quarter of fiscal 2020.

Non-GAAP Measures

Adjusted net income and adjusted net income per share are supplemental measures of our performance that are not required by or presented in accordance with GAAP. These non-GAAP measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. We calculate these non-GAAP measures by eliminating from net (loss)/income and diluted net (loss)/income per common share the impact of items we do not consider indicative of our ongoing operations. To reflect the potential impact of the conversion of our convertible preferred stock into common stock, we exclude the preferred dividend and direct and incremental preferred stock issuance costs, and assume all convertible preferred shares convert to common stock. We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. In the future, we may incur expenses or generate income similar to the adjusted items.

Following is a reconciliation from net (loss)/income and diluted net (loss)/income per common share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 29, 2020	October 1, 2019	September 29, 2020	October 1, 2019

Net (loss)/income available to common stockholders	$(33,184)	$16,090	$(239,837)	$78,584
Dividends on preferred stock	4,838	—	8,532	—
Direct and incremental preferred stock issuance costs	—	—	10,257	—
COVID-19 related costs (1)	2,558	—	17,579	—
Impairment of assets and lease terminations	10,402	—	204,731	—
Acquisition-related costs	39	3,190	2,343	3,190
Acquisition-related contingent consideration, compensation and amortization expenses	1,439	—	(3,992)	—
Loss on investments in unconsolidated affiliates	—	10,345	—	13,439
Tax effect of adjustments (2)	(3,754)	(3,519)	(57,372)	(4,323)
Adjusted net (loss)/income	$(17,662)	$26,106	$(57,759)	$90,890

Diluted net (loss)/income per common share	$(0.76)	$0.36	$(5.47)	$1.76
Dividends on preferred stock	0.09	—	0.17	—
Direct and incremental preferred stock issuance costs	—	—	0.21	—
Assumed impact of potential conversion of preferred stock into common stock (3)	0.13	—	0.60	—
COVID-19 related costs (1)	0.05	—	0.36	—
Impairment of assets and lease terminations	0.20	—	4.16	—
Acquisition-related costs	—	0.07	0.05	0.07
Acquisition-related contingent consideration, compensation and amortization expenses	0.03	—	(0.08)	—
Loss on investments in unconsolidated affiliates	—	0.23	—	0.30
Tax effect of adjustments (2)	(0.07)	(0.08)	(1.17)	(0.10)
Adjusted net (loss)/income per share (4)	$(0.33)	$0.59	$(1.17)	$2.04
(1)	Represents incremental costs associated with the COVID-19 pandemic such as additional sanitation, personal protective equipment, and healthcare benefits and other expenses associated with furloughed staff members. For the thirteen weeks ended September 29, 2020, the Company recorded $2.6 million for these costs with approximately $0.4 million reflected in labor expenses, $2.1 million in other operating expenses and $0.1 million in G&A expenses. For the thirty-nine weeks ended September 29, 2020, the Company recorded $17.6 million for these costs with approximately $2.2 million in cost of sales, $9.9 million reflected in labor expenses, $5.1 million in other operating expenses and $0.4 million in G&A expenses.

(2)	Based on the federal statutory rate and an estimated blended state tax rate, the tax effect on all adjustments assumes a 26% tax rate.
(3)	Represents the impact of assuming the conversion of preferred stock into common stock (9,163,043 shares and 5,394,188 shares for the thirteen weeks and thirty-nine weeks ended September 29, 2020, respectively), resulting in an assumption of 53,062,945. and 49,243,370 weighted-average common shares outstanding for the third quarter and first three quarters of fiscal 2020, respectively. Beginning in the third quarter of fiscal 2020, we revised the method used to calculate the potential impact of the conversion of the Company's preferred stock to common stock for purposes of determining adjusted net (loss)/income per share (non-GAAP). Instead of assuming preferred shares are converted to common shares as of the beginning of each period presented, we now utilize a weighted average shares outstanding approach to be consistent with the approach used for outstanding common shares. Under this methodology, the revised adjusted net loss per share for the second quarter of fiscal 2020 was $0.90.
(4)	Adjusted net (loss)/ income per share may not add due to rounding.

Fourth Quarter Fiscal 2020 Outlook

With the number of indoor dining rooms we currently have open and should we continue to generate comparable sales levels under continued capacity restrictions at The Cheesecake Factory restaurants at approximately the quarter-to-date through October 27th level of negative 7%, we anticipate generating positive operating profit and earnings per share for the fourth quarter of fiscal 2020.

Based on the above assumptions, we expect to generate positive cash flow from operating activities and anticipate $10 million to $15 million in capital expenditures for the fourth quarter. A debt repayment of $96.0 million and a $17.3 million acquisition installment payment to FRC were both made in October 2020.

Fiscal 2021 Outlook

For fiscal 2021, we are currently estimating commodity cost inflation of approximately 2%, and while we are still evaluating the potential effects of COVID-19 on the labor environment, we expect hourly wage rate inflation to be slightly more favorable in fiscal 2021 versus recent years based on current governmental roadmaps for minimum wage.

We are in the early stages of developing our initial capital deployment plans for fiscal 2021. Depending on the course of the pandemic, we could open as many as 12 to 14 new restaurants in fiscal 2021 across our portfolio of concepts. We anticipate approximately $105 million in capital expenditures to support this level of unit development, as well as required maintenance on our restaurants. We will refine these assumptions as more clarity on the operating environment emerges. We will also make a $17.3 million acquisition installment payment to FRC.

Liquidity and Capital Resources

The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	September 29, 2020	October 1, 2019
Cash (used in)/provided by operating activities	$(32.7)	$116.2
Additions to property and equipment	(38.3)	(46.7)
Growth capital provided to unconsolidated affiliates	—	(25.5)
Net borrowings on credit facility	86.0	325.0
Preferred stock issuance, net of issuance costs	189.7	—
Proceeds from exercise of stock options	0.1	6.5
Cash dividends paid	(15.8)	(45.0)
Treasury stock purchases	(3.2)	(50.6)

During the thirty-nine weeks ended September 29, 2020, our cash and cash equivalents increased by $185.4 million to $243.8 million. This increase was primarily attributable to issuance of preferred stock and borrowings on the Amended Facility, partially offset by additions to property and equipment, cash used in operating activities and dividend payments.

Cash flows from operations decreased by $148.9 million from the first three quarters of fiscal 2019 primarily due to the impact of the COVID-19 pandemic. Typically, our requirement for working capital has not been significant since our restaurant customers pay for their food and beverage purchases in cash or cash equivalents at the time of sale and we are able to sell many of our restaurant inventory items before payment is due to the suppliers of such items. However, this dynamic shifted during the second quarter of fiscal 2020 as all of our restaurants temporarily closed their dining rooms due to the COVID-19 pandemic. At the Company level, we generated $2.9 million of positive cash flow from operating activities during the third quarter of fiscal 2020. Our future cash flow performance will depend on the evolving COVID-19 regulatory landscape, as well as economic conditions and consumer behavior. We would expect cash generation to increase as the operating environment for the full-service segment of the restaurant industry normalizes from the COVID-19 impact.

Capital expenditures were $38.3 million in the first three quarters of fiscal 2020 compared to $46.7 million in the comparable prior year period. We opened one North Italia and three Flower Child locations in the first three quarters of fiscal 2020 compared to two The Cheesecake Factory restaurants and our initial location of Social Monk Asian Kitchen in the comparable prior year period. We currently have six locations under development, and we are monitoring operating conditions in their respective markets to determine when to move forward with these new unit openings. We will continue to evaluate the pace and quantity of new unit development as more clarity on the restaurant industry operating environment emerges. We currently estimate cash capital expenditures to be approximately $10 million to $15 million in the fourth quarter of fiscal 2020 for completion of construction of the units under development and for necessary maintenance on our existing restaurants. We expect one The Cheesecake Factory location and two restaurants within our FRC subsidiary to open in the fourth quarter of fiscal 2020.

As of September 29, 2020, we maintained the Amended Facility, a $400 million unsecured revolving credit facility, $40 million of which can be used for issuances of letters of credit. The Amended Facility, which terminates on July 30, 2024, contains a commitment increase feature that could provide for an additional $125 million in available credit upon our request and the satisfaction of certain conditions. Certain of our material subsidiaries have guaranteed our obligations under the Facility. During the first three quarters of fiscal 2020, we increased our borrowings under the Facility to bolster our cash position and enhance financial flexibility. At September 29, 2020, we had net availability for borrowings of $0.6 million, based on a $376.0 million outstanding debt balance and $23.4 million in standby letters of credit. The Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, and sets forth negative covenants that restrict indebtedness, liens, investments, sales of assets, fundamental changes and other matters. As of September 29, 2020, we were in compliance with the covenants set forth in the Amended Facility. (See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

In addition, as further discussed in Note 11 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report, to increase our liquidity given the impact of the COVID-19 pandemic on our operations, we issued 200,000 shares of Series A Convertible Preferred Stock on April 20, 2020 for an aggregate purchase price of $200.0 million less issuance costs of $10.3 million.

In fiscal 2012, our Board approved the initiation of a cash dividend to our common stockholders, which is subject to quarterly Board approval. Future decisions to pay or to increase or decrease dividends on our common stock are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Facility and applicable law, and other such factors that the Board considers relevant.

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 53.0 million shares at a total cost of $1,696.4 million through September 29, 2020 with 12,567 repurchased at a cost of $0.4 million during the third quarter of fiscal 2020 to satisfy tax withholding obligations on vested restricted share awards. Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. We make the determination to repurchase shares based on several factors, including current and forecasted operating cash flows, capital needs associated with new restaurant development and maintenance of existing locations, dividend payments, debt levels and cost of borrowing, obligations associated with the Acquisitions, our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and financial covenants under the Facility that limit share repurchases based on a defined ratio. (See Note 11 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.)

To preserve liquidity during the COVID-19 pandemic and in conjunction with the terms of our Amended Facility, our Board suspended the quarterly dividend on our common stock, as well as share repurchases. (See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our Facility.)

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

As of September 29, 2020, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We purchase food and other commodities for use in our operations based on market prices established with our suppliers. Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control. We mitigate the risk of supply shortages and obtain competitive prices by utilizing multiple qualified suppliers for substantially all of our ingredients and supplies. We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. We continue to evaluate the possibility of entering into similar arrangements for other commodities and also periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. Although these vehicles may be available to us, as of September 29, 2020, we had chosen not to enter into any hedging contracts due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors. Commodities for which we have not entered into contracts can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Commodities we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs and varying global demand. We may or may not have the ability to increase menu prices or vary menu items in response to food commodity price increases. For the third quarters of fiscal 2020 and 2019, a hypothetical increase of 1% in food costs would have negatively impacted cost of sales by $1.2 million and $1.3 million, respectively.

We are exposed to market risk from interest rate changes on our funded debt. This exposure relates to the component of the interest rate on the Facility that is indexed to market rates. Based on outstanding borrowings at September 29, 2020 and December 31, 2019, a hypothetical 1% rise in interest rates would have increased interest expense by $3.8 million and $2.9 million, respectively, on an annual basis. (See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our non-qualified executive deferred compensation plan to the extent these investments are not equivalent to the related liability. In addition, because changes in these investments are not taxable, gains and losses result in tax benefit and tax expense, respectively, and directly affect net income through the income tax provision. Based on balances at September 29, 2020 and December 31, 2019, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes. However, under such scenario, net income would have declined by $1.9 million at both September 29, 2020 and December 31, 2019.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 29, 2020.

Changes in Internal Control over Financial Reporting

We acquired North Italia and the remaining business of Fox Restaurant Concepts on October 2, 2019. We have not fully evaluated any changes in internal control over financial reporting associated with the acquisition and therefore any material changes that may result from these acquisitions have not been disclosed in this report. We intend to disclose all material changes resulting from these acquisitions within the upcoming first annual assessment of internal control over financial reporting that is required to include these entities.

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our restaurant operations could be further disrupted if any of our restaurant staff members is diagnosed with COVID-19, which has occurred at some of our restaurants, requiring the quarantine of some or all of a restaurant’s staff members and the temporary closure of the restaurant. If a significant percentage of our workforce is unable to work due to COVID-19 illness, quarantine, limitations on travel or other government restrictions in connection with the COVID-19 pandemic, our operations may be negatively impacted, potentially materially adversely affecting our liquidity, financial condition or results of operations. Our suppliers could be similarly adversely impacted by the COVID-19 pandemic, and we could face shortages of food items or other supplies at our restaurants and our operations and sales could be adversely impacted by such supply interruptions. In addition, we furloughed approximately 41,000 staff members, and although a significant number have returned to work, we may need to implement additional furloughs depending on future events. Staff members who are furloughed might seek and find other employment, we may be unable to properly staff and reopen our restaurants with experienced staff members when the business interruptions caused by the COVID-19 pandemic abate or end.

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

Our efforts to address our rent obligations during the COVID-19 pandemic are ongoing and our ability to obtain rent concessions has varied by landlord. While we have paid a substantial majority of our rent payment through September 2020 after giving effect to various abatement and deferral structures in place for certain lease agreement, certain of our landlords have alleged that we are in default of our leases with them. If we are unable to reach an agreement with these landlords, we may face eviction proceedings and/or incur costs related to litigation which could be expensive and may jeopardize our ability to continue operations at the impacted restaurant. We also may choose to cease operations at certain restaurants where profitability is especially impacted by challenges related to the COVID-19 pandemic. Should we do so, we will incur significant costs associated with lease terminations and our winding down of operations at the affected restaurant(s). The COVID-19 pandemic has also adversely affected our ability to open new restaurants. We have delayed some new unit openings and will continue to evaluate the pace and quantity of new unit development as more clarity on the restaurant industry operating environment emerges. Delays in new unit development may materially adversely affect our ability to grow our business, particularly if these delays extend for a significant amount of time.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our purchases of our common stock during the fiscal quarter ended September 29, 2020:

	Total Number		Total Number of Shares	Maximum Number of
	Of	Average	Purchased as Part of	Shares that May Yet Be
	Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs	Plans or Programs
July 1 — August 4, 2020	139	$23.79	—	2,992,683
August 5 — September 1,2020	5,179	30.79	—	2,987,504
September 2 — September 29, 2020	7,249	31.35	—	2,980,255
Total	12,567		—
(1)	The total number of shares purchased includes 12,567 shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

Under the authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 53.0 million shares at a total cost of $1,696.4 million through September 29, 2020 with 12,567 repurchased at a cost of $0.4 million during the third quarter of fiscal 2020 to satisfy tax withholding obligations on vested restricted share awards. Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. (See Note 11 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.) The timing and number of shares repurchased are also subject to legal constraints and financial covenants under the Facility that limit share repurchases based on a defined ratio. To preserve liquidity during the COVID-19 pandemic and in conjunction with the terms of our Amended Facility, our Board suspended share repurchases. (See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our Amended Facility.)

On April 20, 2020, as further discussed in Note 11 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report, to increase our liquidity given the impact of the COVID-19 pandemic on our operations, we issued 200,000 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $200 million. During the third quarter of fiscal 2020, we paid in-kind dividends of $4.8 million.

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

Item 6.  Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

2.1	Purchase Agreement, dated as of November 14, 2016, as amended by Amendment & Option Exercise Agreement, dated as of July 30, 2019, by and among The Cheesecake Factory Incorporated and the other Parties thereto*	10-Q	000-20574	2.1	11/8/19
2.2	First Amendment to Option Exercise Agreement and Second Amendment to Purchase Agreement and Operating Agreement, dated as of October 2, 2019, by and among The Cheesecake Factory Incorporated and the other Parties thereto*	10-Q	000-20574	2.2	11/8/19
2.3	Membership Interest Purchase Agreement, dated as of July 30, 2019, by and among The Cheesecake Factory Restaurants, Inc., Fox Restaurant Concepts LLC, the Sellers party thereto, SWF Posse LLC, as Seller’s representative, and, solely for limited purposes set forth therein, The Cheesecake Factory Incorporated*†	10-Q	000-20574	2.3	11/8/19
2.4	First Amendment to Membership Interest Purchase Agreement, dated as of October 2, 2019, by and among The Cheesecake Factory Restaurants, Inc., Fox Restaurant Concepts LLC, and SWF Posse LLC, as Seller’s representative*	10-Q	000-20574	2.4	11/8/19
3.1	Restated Certificate of Incorporation of The Cheesecake Factory Incorporated	10-Q	000-20574	3.2	8/6/18
3.2	Certificate of Designations of The Cheesecake Factory Incorporated, dated April 20, 2020	8-K	000-20574	3.1	4/20/20
3.3	Bylaws of The Cheesecake Factory Incorporated (Amended and Restated on May 20, 2009)	8-K	000-20574	3.8	5/27/09
10.1	2015 Amended and Restated Performance Incentive Plan (Amended and Restated on September 2, 2020)#	8-K	000-20574	10.1	9/8/2020
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer	—	—	—	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer	—	—	—	Filed herewith

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

101.1	The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2020, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statement of stockholders’ equity, (v) condensed consolidated statements of cash flows, and (vi) the notes to the condensed consolidated financial statements	—	—	—	Filed herewith
104.1	The cover page of The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2020, formatted in iXBRL (included with Exhibit 101.1)	—	—	—	Filed herewith

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

Date: November 6, 2020	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MATTHEW E. CLARK
Matthew E. Clark
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)